Form 10-Q
period 2007-03-31
Interactive Brokers Group, Inc.
filed 2007-06-15
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-33440

INTERACTIVE BROKERS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0390693
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One Pickwick Plaza

Greenwich, Connecticut 06830

(Address of principal executive office)

(203) 618-5800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐ No  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒.

As of June 15, 2007, there were 40,187,258 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

INTERACTIVE BROKERS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Introductory Note

On May 3, 2007, Interactive Brokers Group, Inc., a Delaware corporation (“IBG, Inc.”), priced an initial public offering (the “IPO”) of shares of its Class A common stock, par value $0.01 per share (the “Common Stock”).  In connection with the IPO, IBG, Inc. purchased 10% of the membership interests in IBG LLC, a Connecticut limited liability company, from IBG Holdings LLC, a Delaware limited liability company, became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements.  Such transactions are collectively referred to herein as the “Recapitalization” are described in greater detail in Note 12 to the condensed consolidated financial statements.  Because the Recapitalization occurred subsequent to the end of the period covered by this report, the historical condensed consolidated financial statements reflect the historical financial position, results of operations and cash flows of IBG LLC and subsidiaries (the “Group”) for all periods presented.  Accordingly, the historical condensed consolidated financial statements do not reflect what the financial position, results of operations or cash flows of IBG, Inc. or the Group would have been had these companies been stand-alone public companies for the periods presented.  Specifically, the historical financial statements of the Group do not give effect to the following matters:

•                                          The Recapitalization.

•                                          U.S. corporate federal income taxes, since the Group operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes.  Historically, the Group’s income was not subject to U.S. federal income taxes.  Taxes related to income earned by partnerships represent obligations of the individual partners.  Income taxes shown on the Group’s condensed consolidated statements of income are primarily attributable to taxes incurred by non-U.S. entities.  Outside the United States, the Group principally operates through subsidiary corporations and is subject to local income taxes.  Foreign income taxes paid on dividends received are also reported as income taxes.  State and local income taxes reported in the condensed consolidated statements of income represent taxes assessed by jurisdictions that do not recognize the Group’s limited liability company status.  Subsequent to the consummation of the IPO, the consolidated financial statements of IBG, Inc. will include U.S. federal income taxes on its allocable share of the results of operations of the Group, giving effect to the post-IPO structure.

•                                          Minority interest reflecting IBG Holdings LLC’s ownership of approximately 90% of the IBG LLC membership interests outstanding immediately after the IPO.

IBG LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31	December 31,
(dollars in thousands)	2007	2006
Assets
Cash and cash equivalents	$607,776	$669,271
Cash and securities — segregated for regulatory purposes	3,427,864	3,111,795
Securities borrowed	10,533,021	10,479,231
Securities purchased under agreements to resell	—	97,740
Trading assets, at fair value:
Financial instruments owned	7,261,800	7,485,879
Financial instruments owned and pledged as collateral	7,438,086	8,331,923
	14,699,886	15,817,802
Other receivables:
Customers (net of allowance for doubtful accounts of $1,043 at March 31, 2007 and $1,031 at December 31, 2006)	1,081,663	848,448
Brokers, dealers and clearing organizations	1,682,564	856,957
Interest	63,657	62,772
	2,827,884	1,768,177
Other assets	152,257	136,502
Total assets	$32,248,688	$32,080,518
Liabilities and redeemable members’ interest
Liabilities:
Trading liabilities — financial instruments sold but not yet purchased, at fair value	$14,719,628	$14,785,617
Securities sold under agreements to repurchase	17,286	—
Securities loaned	7,003,580	8,026,468
Short-term borrowings	1,051,486	1,296,909
Other payables:
Customers	4,591,418	3,914,037
Brokers, dealers and clearing organizations	1,381,951	743,339
Accounts payable, accrued expenses and other liabilities	163,202	161,812
Interest	49,180	49,821
	6,185,751	4,869,009
Senior notes payable	154,604	150,598
Senior secured credit facility	150,000	150,000
Commitments, contingencies and guarantees
Redeemable members’ interests
(including accumulated other comprehensive income of $103,308 at March 31, 2007 and $98,568 at December 31, 2006)	2,966,353	2,801,917
Total liabilities and redeemable members’ interest	$32,248,688	$32,080,518

See accompanying notes to the condensed consolidated financial statements.

IBG LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended March 31,
(dollars in thousands)	2007	2006
Revenues:
Trading gains	$198,802	$225,369
Commissions and execution fees	56,335	39,364
Interest income	184,519	132,075
Other income	24,689	25,564
Total revenues	464,345	422,372
Interest expense	133,537	93,803
Total net revenues	330,808	328,569
Non-interest expenses:
Execution and clearing	90,120	71,308
Employee compensation and benefits	32,793	28,687
Occupancy, depreciation and amortization	5,957	5,580
Communications	3,463	2,691
General and administrative	8,136	4,944
Total non-interest expenses	140,469	113,210
Income before income taxes	190,339	215,359
Income tax expense	6,143	9,184
Net income	$184,196	$206,175

See accompanying notes to the condensed consolidated financial statements.

IBG LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income	$184,196	$206,175
Adjustments to reconcile net income to net cash provided by operating activities:
Translation (gains) losses	(7,677)	890
Deferred income taxes	(2,714)	—
Depreciation and amortization	2,953	3,244
Loss (income) from equity investments in exchanges	591	(237)
Other	29	21
Change in operating assets and liabilities:
Increase in cash and securities — segregated for regulatory	(316,041)	(141,569)
Increase in securities borrowed	(38,693)	(1,256,581)
Decrease in securities purchased under agreements to resell	97,740	1,700
Decrease (increase) in trading assets	1,162,118	(1,464,304)
Increase in receivables from customers	(233,129)	(196,250)
(Increase) decrease in other receivables	(820,811)	79,827
Increase in other assets	(7,163)	(6,712)
(Decrease) increase in trading liabilities	(108,113)	1,268,701
Increase in securities sold under agreements to repurchase	17,093	45,180
(Decrease) increase in securities loaned	(1,030,296)	1,235,965
Increase in payable to customers	677,017	330,890
Increase in other payables	639,544	104,905
Net cash provided by operating activities	216,644	211,845
Cash flows from investing activities:
Purchase of investments	(9,419)	(24,250)
Purchase of property and equipment	(4,048)	(2,425)
Net cash used in investing activities	(13,467)	(26,675)
Cash flows from financing activities:
Issuance of senior notes	112,816	156,637
Redemptions from senior notes	(108,810)	(125,338)
Decrease in short-term borrowings, net	(243,224)	(118,093)
Members’ contributions	—	201
Members’ interests redeeemed	—	(1,504)
Dividends paid	(24,500)	(86,000)
Net cash used in financing activities	(263,718)	(174,097)
Effect of exchange rate changes on cash and cash equivalents	(954)	(329)
Net (decrease) increase in cash and cash equivalents	(61,495)	10,744
Cash and cash equivalents at beginning of period	669,271	408,232
Cash and cash equivalents at end of period	$607,776	$418,976
Supplemental disclosures of cash flow information:
Refinancing of bridge loan receivable	$10,018	$—
Interest paid	$134,178	$82,889
Taxes paid	$5,279	$6,563

See accompanying notes to the condensed consolidated financial statements.

IBG LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN REDEEMABLE MEMBERS’ INTERESTS

Three months ended March 31, 2007

(Unaudited)

			Total Redeemable
			Members’ Interests
	Redeemable		and Accumulated
	Members’ Interests	Accumulated Other	Other
	and Accumulated	Comprehensive	Comprehensive
(dollars in thousands)	Earnings	Income	Income
Balance, January 1, 2007	$2,703,349	$98,568	$2,801,917
Dividends	(24,500)		(24,500)
Members’ interests redeemed	—		—
Members’ contributions	—		—
Comprehensive income:
Net income	184,196		184,196
Cumulative translation adjustment	—	4,740	4,740
Total comprehensive income	184,196	4,740	188,936
Balance, March 31, 2007	$2,863,045	$103,308	$2,966,353

See accompanying notes to the condensed consolidated financial statements.

IBG LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(dollars in thousands, except per share amounts or unless otherwise noted)

1.                      Organization and Nature of Business

IBG LLC, formerly known as Interactive Brokers Group LLC, and subsidiaries (the “Group”) is an automated global market maker and electronic broker specializing in routing orders and processing trades in securities, futures and foreign exchange instruments.

IBG LLC is a Connecticut limited liability company that conducts its business through its operating subsidiaries (collectively called the “Operating Companies”): Timber Hill LLC (“TH LLC”), Timber Hill Europe AG (“THE”), Timber Hill Securities Hong Kong Limited (“THSHK”), Timber Hill Australia Pty Limited (“THA”), Timber Hill Canada Company (“THC”), Interactive Brokers Hungary KFT (“IBH”), IB Exchange Corp. (“IBEC”), Interactive Brokers LLC (“IB LLC”), Interactive Brokers Canada Inc. (“IBC”) and Interactive Brokers (U.K.) Limited (“IBUK”).  The operations of Timber Hill Hong Kong Limited (“THHK”) were assumed by THSHK and THHK ceased operating in February 2004 and was liquidated in October 2005. Timber Hill (U.K.) Limited (“THUK”), a subsidiary of THE, transferred its operations to THE and THUK ceased operating on November 16, 2004.

The Operating Companies are members of various securities and commodities exchanges in the United States, Europe and the Asia/Pacific region. Other than IB LLC, IBUK and IBC, the Operating Companies do not carry securities accounts for customers or perform custodial functions relating to customer securities.

IB LLC, a U.S. broker-dealer and futures commission merchant, conducts electronic brokerage services for customers.  IB LLC carries customer securities and commodity accounts and is subject to the regulatory requirements of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the U.S. Commodities Exchange Act.

2.                      Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of IBG LLC are presented in U.S. dollars and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting with respect to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in IBG, Inc.’s final prospectus filed with the SEC on May 4, 2007 (the “Prospectus”) for the offering of Class A common stock, par value $0.01 per share (the “Common Stock”).  See Note 12 to the condensed consolidated financial statements for information regarding the Recapitalization (as defined in Note 12) and the IPO.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all normal, recurring adjustments to present fairly the Group’s financial position, results of operations and cash flows for the interim periods presented.  The consolidated results of operations and cash flows for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for any future period or for the full year.  Gains and losses from foreign currency transactions are included in trading gains and losses where related to market making activities or in other income where related to electronic brokerage activities in the condensed consolidated statements of income.  Non-U.S. subsidiaries have a functional currency (i.e., the currency in which activities are primarily conducted) that is other than the U.S. dollar.  Such subsidiaries’ assets and liabilities are translated to U.S. dollars at period-end exchange rates, while revenues and expenses are translated at average exchange rates during the year. Adjustments that result from translating amounts from a subsidiary’s functional currency to the U.S. dollar are reported in redeemable members’ interests as a component of accumulated other comprehensive income.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial

IBG LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands, except per share amounts or unless otherwise noted)

statements and accompanying notes.  Estimates, by their nature, are based on judgment and available information.  Therefore, actual results could differ materially from those estimates.  Such estimates include the estimated fair value of financial instruments, the estimated useful lives of property and equipment, including capitalized internally developed software, compensation accruals, tax liabilities and estimated contingency reserves.

Fair Value

At March 31, 2007 and December 31, 2006, substantially all of the Group’s assets and liabilities were carried at fair value or at amounts that approximate fair value.  The fair value amounts for financial instruments are disclosed in each respective note to the condensed consolidated financial statements.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Group and its majority and wholly owned subsidiaries.  The Group’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control.  All intercompany balances and transactions have been eliminated. At March 31, 2007 and December 31, 2006, there was a minority interest of $550 and $506, respectively, which was included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.  Pursuant to the revised Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” the Group would also consolidate any Variable Interest Entities (“VIEs”) of which it is the primary beneficiary.  The Group currently is not the primary beneficiary of any such entities and therefore no VIEs are included in the condensed consolidated financial statements.

Redeemable Members’ Interests

Redeemable members’ interests represent member interests in IBG LLC that are entitled to share in the condensed consolidated profits and losses of the Group.  IBG LLC is a private entity owned by the members holding such member interests.

IBG LLC has applied guidance within Emerging Issues Task Force (“EITF”) Topic D-98 “Classification and Measurement of Redeemable Securities,” which requires securities or equity interests of a company whose redemption is outside the control of the company to be classified outside of permanent capital in the statement of financial condition.  Historically, the member interests in IBG LLC could be redeemed by the members at book value at their option.  Because this redemption right is deemed to be outside of its control, IBG LLC has classified all members’ capital outside of permanent capital as redeemable members’ interests in the condensed consolidated statements of financial condition.

Prior to January 2, 2006, selected employees had been granted non-transferable fully vested member interests in IBG LLC.   Grants issued before January 1, 2006 were accounted for pursuant to Accounting Principles Board (“APB”) Opinion  No. 25, “Accounting for Stock Issued to Employees” and EITF Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FIN No. 44.”  IBG LLC recorded a fixed dollar amount of expense for member interest grants at the date of grant based on management’s estimate of fair value, which is book value (as defined in IBG LLC’s “Agreement as to Member Interest Purchase Rights”).  Member interests confer ownership rights in IBG LLC and entitle the holder to proportionate rights to future allocable profits and losses of IBG LLC.  Under the terms of the agreement, member-employees could only sell their interests back to IBG LLC at any time at book value.  Member interest grants were initially accounted for as liabilities until six months elapsed from the date of grant, at which time such liabilities were reclassified to redeemable members’ interests as members’ contributions.

The Group adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation” as of January 1, 2006 (“SFAS 123R”). The Group continued to account for all grants of member interests granted subsequent to December 31, 2005 as liability awards.

IBG LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands, except per share amounts or unless otherwise noted)

Cash and Cash Equivalents

The Group defines cash equivalents as short-term, highly liquid securities and cash deposits with original maturities of three months or less, other than those used for trading purposes.  At March 31, 2007 and December 31, 2006, foreign currency owned of $362,174 and $279,501 is included in cash and cash equivalents and foreign currency sold of $4,407 and $11,837 is included in short-term borrowings, respectively, and are carried at fair value.

Cash and Securities — Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators including the SEC and the Commodities Futures Trading Commission (“CFTC”) in the United States and the Financial Services Authority in the United Kingdom to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets.  In addition, substantially all of the Operating Companies are members of various clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities.

Securities Borrowed and Securities Loaned

Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received.  Securities borrowed transactions require the Group to provide counterparties with collateral, which may be in the form of cash, letters of credit, or other securities.  With respect to securities loaned, the Group receives collateral, which may be in the form of cash or other securities in an amount generally in excess of the fair value of the securities loaned.

The Group monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as required contractually. Receivables and payables with the same counterparty are not offset in the condensed consolidated statements of financial condition. For these transactions, the fees received or paid by the Group are recorded as interest income or interest expense in the condensed consolidated statements of income.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at contract value, plus accrued interest, which approximates fair value.  The Group’s policy is to obtain possession of collateral with a fair value equal to or in excess of the principal amount loaned under resale agreements.  To ensure that the fair value of the underlying collateral remains sufficient, this collateral is valued daily with additional collateral obtained or excess collateral returned, as required under contractual provisions.

Financial Instruments Owned and Sold, Not Yet Purchased

Stocks, government and corporate bonds, futures and options transactions are reported in the condensed consolidated financial statements on a trade date basis.  Substantially all financial instruments owned and financial instruments sold, not yet purchased are recorded at fair value based upon quoted market prices.  All firm-owned financial instruments pledged to counterparties where the counterparty has the right, by contract or custom, to sell or repledge the financial instruments are classified as financial instruments owned and pledged as collateral in the condensed consolidated statements of financial condition.

The Group also enters into cross-currency swap transactions.  These transactions, which are also reported on a trade date basis, are agreements to exchange a fixed amount of one currency for a specified amount of a second currency at the outset and at completion of the swap term.  Unrealized mark-to-market gains and losses on cross-currency swap transactions are reported as components of financial instruments owned or financial instruments sold,

IBG LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands, except per share amounts or unless otherwise noted)

not yet purchased in the condensed consolidated statements of financial condition.  Net earnings or losses are reported as components of interest income in the condensed consolidated statements of income.

Customer Receivables and Payables

Customer securities transactions are recorded on a settlement date basis and customer commodities transactions are recorded on a trade date basis.  Receivables from and payables to customers include amounts due on cash and margin transactions, including futures contracts transacted on behalf of the Group’s customers. Securities owned by customers, including those that collateralize margin loans or other similar transactions, are not reported in the condensed consolidated statements of financial condition.

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from brokers, dealers and clearing organizations include amounts receivable for securities not delivered by the Group to the purchaser by the settlement date (“fails to deliver”) and margin deposits. Payables to brokers, dealers and clearing organizations include amounts payable for securities not received by the Group from a seller by the settlement date (“fails to receive”).  Receivables and payables to brokers, dealers and clearing organizations also include amounts related to futures contracts executed on behalf of the Group’s customers as well as net payables and receivables from unsettled trades.

Investments

The Group makes certain strategic investments and accounts for these investments under the equity method of accounting.  Investments are accounted for under the equity method of accounting when the Group has significant influence over the investee as required under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”  Investments accounted for under the equity method are recorded at the amount of the Group’s investment and adjusted each period for the Group’s share of the investee’s income or loss. The Group’s share of the income or losses from equity investments is reported as a component of other income in the condensed consolidated statements of income and the Group’s equity investments, which are included in other assets in the condensed consolidated statements of financial condition, increase or decrease accordingly.  Distributions received from equity investees are recorded as reductions to the respective investment balance.

A judgmental aspect of accounting for investments is evaluating whether an other-than-temporary decline in the value of an investment has been sustained.  The evaluation of an other-than-temporary impairment is dependent on specific quantitative and qualitative factors and circumstances surrounding an investment, including recurring operating losses, credit defaults and subsequent rounds of financing.  As none of the Group’s investments have readily determinable market values, the primary factor considered by Group management in assessing if an other-than-temporary impairment of value has occurred is the financial condition of the investee company.  All investments are reviewed for changes in circumstances or occurrence of events that suggest the Group’s investment may not be recoverable.  If an unrealized loss on any investment is considered to be other than temporary, the loss is recognized in the period the determination is made.

The Group also holds exchange memberships and investments in equity securities of certain exchanges as required to qualify as a clearing member.  Such investments are recorded at cost or, if an other-than-temporary impairment in value has occurred, at a value that reflects management’s estimate of the impairment, and are included in other assets in the condensed consolidated statements of financial condition.  Dividends are recognized as a component of other income as such dividends are received.

Property and Equipment

Property and equipment consist of purchased technology hardware and software, internally developed software, leasehold improvements and office furniture and equipment.  Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred.  Depreciation and amortization are computed using the straight-line method.  Equipment is depreciated over the estimated useful lives

IBG LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands, except per share amounts or unless otherwise noted)

of the assets, while leasehold improvements are amortized over the lesser of the estimated economic useful life of the asset or the term of the lease, generally three to seven years.  Computer equipment is depreciated over three to five years and office furniture and equipment are depreciated over five to seven years.  Qualifying costs for internally developed software are capitalized and amortized over the expected useful life of the developed software, not to exceed three years.

Comprehensive Income

Comprehensive income consists of two components: net income and other comprehensive income.  Other comprehensive income refers to revenues, expenses, gains and losses that are included in redeemable members’ interests but are excluded from net income. The Group’s other comprehensive income is comprised of foreign currency translation adjustments.

The local currency is designated as the functional currency for the Group’s international operating companies. Accordingly, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the year. Translation gains and losses, from market making activities, are included in trading gains in the accompanying condensed consolidated statements of income.  Adjustments that result from translating amounts from a subsidiary’s functional currency are reported as a component of redeemable members’ interests.

Revenue Recognition

—Trading Gains

Trading gains and losses are recorded on trade date, and are reported on a net basis.  Net trading gains are comprised of changes in the fair value of trading assets and liabilities (i.e., unrealized gains and losses) and realized gains and losses.  Dividends are integral to the valuation of stocks bought and sold and, accordingly, are reported on a net basis as a component of trading gains in the accompanying condensed consolidated statements of income.

—Commissions and Execution Fees

Commissions charged for executing and clearing customer transactions are accrued on a trade date basis and are reported as commissions and execution fees in the condensed consolidated statements of income, and the related expenses are reported as execution and clearing expenses, also on a trade date basis.

Income Taxes

The Group accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of assets and liabilities. In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”.  FIN No. 48 clarifies the accounting for uncertainty of income tax positions recognized in financial statements in accordance with SFAS No. 109.  FIN No. 48 prescribes a “more likely than not” threshold and measurement attribute for recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in an income tax return.

FIN No. 48 was adopted by the Group as of January 1, 2007.  As a result of adoption and as of and for the three months ended March 31, 2007, the Group had no unrecognized tax benefits.  Accordingly, no adjustments were required to be made to existing income tax assets or liabilities and no new income tax assets or liabilities were recognized.

The Group operates in the United States as a limited liability company that is treated as a partnership for U.S. federal income tax purposes.  Accordingly, the Group’s income is not subject to U.S. federal income taxes.  Taxes related to income earned by partnerships represent obligations of the individual partners.

Income taxes shown on the Group’s condensed consolidated statements of income are primarily attributable to taxes incurred in non-U.S. entities.  State and local income taxes reported in the condensed consolidated statements of income represent taxes assessed by jurisdictions that do not recognize the Group’s limited liability company

IBG LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands, except per share amounts or unless otherwise noted)

status.  Outside the United States, the Group principally operates through subsidiary corporations and is subject to local income taxes.  Foreign income taxes paid on dividends received are also reported as income taxes.

The Group recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as income tax expense.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined).  Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years.  Adoption of SFAS No. 157 is not expected to have a material effect on the Group’s condensed consolidated statements of financial condition, income or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 is effective for financial statements issued for an entity’s first fiscal year beginning after November 15, 2007.  Adoption of SFAS No. 159 is not expected to have a material effect on the Group’s condensed consolidated statements of financial condition, income or cash flows.

3.                      Trading Activities and Related Risks

The Group’s trading activities include providing securities market maker and brokerage services.  Trading activities expose the Group to market and credit risks. These risks are managed in accordance with established risk management policies and procedures. To accomplish this, management has established a risk management process that includes:

•                  A regular review of the risk management process by executive management as part of its oversight role;

•                  Defined risk management policies and procedures supported by a rigorous analytic framework; and

•                  Articulated risk tolerance levels as defined by executive management that are regularly reviewed to ensure that the Group’s risk-taking is consistent with its business strategy, capital structure, and current and anticipated market conditions.

Market Risk

IBG LLC is exposed to various market risks.  Exposures to market risks arise from equity price risk, foreign currency exchange rate fluctuations and changes in interest rates which impact our variable rate debt obligations.

The Group seeks to mitigate market risk associated with trading inventories by employing hedging strategies that correlate rate, price and spread movements of trading inventories and related financing and hedging activities. The Group uses a combination of cash instruments and exchange traded derivatives to hedge its market exposures. The following discussion describes the types of market risk faced by the Group:

Equity Price Risk

Equity price risk arises from the possibility that equity security prices will fluctuate, affecting the value of equity securities and other instruments that derive their value from a particular stock, a defined basket of stocks, or a stock index. The Group is subject to equity price risk primarily in securities owned and

IBG LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands, except per share amounts or unless otherwise noted)

securities sold, not yet purchased.  The Group attempts to limit such risks by diversifying its portfolio across many different options, futures and underlying securities and avoiding concentrations of positions based on the same underlying security.

Currency Risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments.  Exchange rate contracts include cross-currency swaps and currency futures contracts.  Currency swaps are agreements to exchange future payments in one currency for payments in another currency.  These agreements are used to effectively convert assets or liabilities denominated in different currencies.  Currency futures are contracts for delayed delivery of currency at a specified future date.  The Group uses currency swaps to manage the levels of its non-U.S. dollar currency balances and currency cash and futures to hedge its global exposure.

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect the value of financial instruments. The Group is exposed to interest rate risk on variable-rate debt, cash and margin balances and positions carried in equity securities, options and futures.  These risks are managed through investment policies and by entering into interest rate futures contracts.

Credit Risk

The Group is exposed to risk of loss if an individual, counterparty or issuer fails to perform its obligations under contractual terms (“default risk”). Both cash instruments and derivatives expose the Group to default risk.  The Group has established policies and procedures for mitigating credit risk on principal transactions, including reviewing and establishing limits for credit exposure, maintaining collateral, and continually assessing the creditworthiness of counterparties.

In the normal course of business, the Group executes, settles and finances various customer securities transactions. Execution of these transactions includes the purchase and sale of securities by the Group that exposes the Group to default risk arising from the potential that customers or counterparties may fail to satisfy their obligations. In these situations, the Group may be required to purchase or sell financial instruments at unfavorable market prices to satisfy obligations to customers or counterparties. The Group seeks to control the risks associated with its customer margin activities by requiring customers to maintain collateral in compliance with regulatory and internal guidelines.

Liabilities to other brokers and dealers related to unsettled transactions (i.e., securities failed-to-receive) are recorded at the amount for which the securities were purchased, and are paid upon receipt of the securities from other brokers or dealers. In the case of aged securities failed-to-receive, the Group may purchase the underlying security in the market and seek reimbursement for any losses from the counterparty.

The Group enters into securities purchased under agreements to resell and securities sold under agreements to repurchase transactions (“repos”) in addition to securities borrowing and lending arrangements, all of which may result in credit exposure in the event the counterparty to a transaction is unable to fulfill its contractual obligations.  In accordance with industry practice, repos are collateralized by securities with a market value in excess of the obligation under the contract.  Similarly, securities borrowed and loaned agreements are collateralized by deposits of cash.  The Group attempts to minimize credit risk associated with these activities by monitoring collateral values on a daily basis and requiring additional collateral to be deposited with or returned to the Group when deemed necessary.

Concentrations of Credit Risk

The Group’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk

IBG LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands, except per share amounts or unless otherwise noted)

concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions.

Off-Balance Sheet Risks

The Group may be exposed to a risk of loss not reflected in the condensed consolidated financial statements for certain derivative instruments, including equity options and futures products and for securities sold, but not yet purchased, which represent obligations of the Group to deliver specified securities at contracted prices, which may create a liability to repurchase them in the market at prevailing prices.  Accordingly, these transactions result in off-balance sheet risk as the Group’s cost to liquidate such securities and futures contracts may exceed the amount reported in the Group’s condensed consolidated statements of financial condition.

4.                      Financial Instruments Owned and Sold, But Not Yet Purchased, at Fair Value

Financial instruments owned and sold, but not yet purchased consisted of securities, at quoted market prices, as follows:

	March 31, 2007		December 31, 2006
		Sold, But Not		Sold But Not
	Owned	Yet Purchased	Owned	Yet Purchased

Stocks	$9,179,372	$9,748,920	$10,596,252	$9,761,798
Options	4,875,714	4,964,282	4,597,737	5,022,253
U.S. and foreign government obligations	506,696	—	494,362	—
Warrants	79,035	—	83,322	—
Corporate bonds	4,428	59	4,862	54
Discount certificates	50,162	—	41,040	1,408
Currency forward contracts	4,479	6,367	227	104
	$ 14,699,886	$14,719,628	$15,817,802	$14,785,617

5.                      Investments and Notes Receivable

The Group has made strategic investments in electronic trading exchanges Boston Options Exchange, LLC, OneChicago LLC, ISE Stock Exchange, LLC and CBOE Stock Exchange, LLC.

In December 2006, the Group lent $10 million to W.R. Hambrecht + Co., Inc. (“Hambrecht”) under a senior secured promissory note at the rate of 15% per annum and maturing on January 23, 2007. The original maturity was subsequently extended to February 5, 2007 at which date it matured.  The Group also had a commitment to lend Hambrecht $16 million as part of a three-year senior secured promissory note at December 31, 2006.

At March 31, 2007, the Group had notes receivable from Hambrecht with a par amount of $19.2 million.  The notes receivable bear interest at 8% per annum, payable semi-annually. In conjunction with the notes receivable, the Group received warrants to purchase Series C common stock of Hambrecht at $0.01 per share, representing 25.48% of the fully diluted common shares of Hambrecht’s capital stock and two seats on Hambrecht’s board of directors.

IBG LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands, except per share amounts or unless otherwise noted)

6.                          Senior Notes Payable

At March 31, 2007 and December 31, 2006, IBG LLC had $154,604 and $150,598 of 7% per annum, senior notes outstanding, which were privately placed to certain qualified customers of IB LLC.  All of the senior notes outstanding at March 31, 2007 have either a 15-month or an 18-month maturity. IBG LLC may, solely at its option, redeem the senior notes at any time on or after a specified date in the third month or the sixth month, respectively, after the date on which the senior notes are issued and sold (the “Optional Redemption Date”), at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued interest.  Historically, IBG LLC has redeemed these senior notes at their Optional Redemption Dates which makes these notes short-term in nature.  The carrying value of the senior notes approximates their fair value.

7.                      Senior Secured Credit Facility

In May 2006, the Group entered into a 3-year $300 million revolving credit facility with a syndicate of banks, of which $150 million was borrowed in May 2006.  As of March 31, 2007, the interest rate on the credit facility, which is indexed to LIBOR, was 5.92% per annum.  The carrying value of the credit facility approximates its fair value since borrowings under the facility could be paid down at any time from available funds, making such borrowings short-term in nature.  The credit facility is secured by a first priority interest in all of the capital stock of each entity owned directly by IBG LLC (subject to customary limitations with respect to foreign subsidiaries), and loans and advances to, and other intercompany obligations owed by, each entity owned directly or indirectly by IBG LLC.

The financial covenants on the Group under the terms of the credit facility are:

•                                          minimum net worth (redeemable members’ interests) of $1.5 billion, with quarterly increases equal to 25% of positive consolidated net income;

•                                          maximum total debt to capitalization (including redeemable members’ interests) ratio of 30%;

•                                          minimum liquidity (unencumbered marketable securities and other liquid financial assets divided by unsecured short-term (maturities of less than one year) liabilities) ratio of 1.0 to 1.0; and

•                                          maximum total debt to net consolidated regulatory capital ratio of 35%.

As of March 31, 2007, the Group was in compliance with all of the covenants under the credit facility.

8.                      Defined Contribution and Employee Incentive Plans

Defined Contribution Plan

The Group offers substantially all employees of U.S.-based Operating Companies who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code.  The general purpose of these plans is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. These plans provide for the Group to match 50% of the employee’s pre-tax contributions, up to a maximum of 10% of eligible earnings. Employees become vested in the matching contributions incrementally over six years.

IBG LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands, except per share amounts or unless otherwise noted)

Employee Incentive Plans

See Note 12 to the condensed consolidated financial statements for information regarding changes to the Group’s employee incentive plans and the adoption of new plans by IBG, Inc. subsequent to March 31, 2007 in connection with the Recapitalization and the IPO.

Return on Investment Dollar Units (“ROI Dollar Units”): Since 1998, IBG LLC has granted all non-member employees ROI Dollar Units, which are redeemable under the amended provisions of the plan, and in accordance with regulations issued by the Internal Revenue Service (Section 409A of the Internal Revenue Code).  Upon redemption, the grantee is entitled to accumulated earnings on the face value of the certificate, but not the actual face value.  For grants made in 1998 and 1999, grantees may redeem the ROI Dollar Units after vesting on the fifth anniversary of the date of their grant and prior to the tenth anniversary of the date of their grant.  For grants made between January 1, 2000 and January 1, 2005, grantees must elect to redeem the ROI Dollar Units upon the fifth, seventh or tenth anniversary date.  These ROI Dollar Units will vest upon the fifth anniversary of the date of their grant and will continue to accumulate earnings until the elected redemption date.  For grants made on or after January 1, 2006, all ROI Dollar Units shall vest on the fifth anniversary date of their grant and will be automatically redeemed.

As of March 31, 2007 and December 31, 2006, payables to employees for ROI Dollar Units were $36,149 and $39,644, respectively, of which $18,984 and $14,003, respectively, were vested.  These amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.

Redeemable Members’ Interests: Prior to January 2, 2006, selected employees had been granted non-transferable member interests in IBG LLC, which conferred ownership rights in IBG LLC and entitled the holders to their proportionate share of the consolidated profits and losses of IBG LLC based on their holding percentages beginning on the date of the grant.

The “Agreement as to Member Interest Purchase Rights” (the “Agreement”) gave IBG LLC the right to repurchase any member’s interests at its discretion at any time which, in particular, was triggered by the termination of employment of a member-employee, and also permitted members to sell their interests back to IBG LLC at any time, in every case for an amount equal to management’s estimate of fair value, which is book value as defined in the Agreement.  Because IBG LLC places a high value on the retention of its key employees, payment for a portion of redeemed interests was contingent on a post-redemption consulting services requirement that, among other conditions, required that a member-employee not compete with IBG LLC in any area of its businesses for five years following the date of redemption. In order to enforce these terms, payment for one-half of the redeemed interests was, under normal conditions, made within five months after the redemption date. Payment for the remaining one-half of the redeemed interests was made five years hence, subject to satisfaction of the consulting services and non-compete provisions of the Agreement.  IBG LLC recognized compensation expense equal to the granted interest at the time of grant.  If and when the terms of the five-year consulting and non-compete period were satisfied, IBG LLC recorded a distribution of redeemable members’ interests at such time as the remaining payment was made to the member-employee.  Should any portion of a member-employee’s interests be forfeited, such forfeited member interests would be redistributed among the remaining members in proportion to their holding percentages.

9.              Commitments, Contingencies and Guarantees

Litigation

The Group is subject to certain pending and threatened legal actions which arise out of the normal course of business.  Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages.  The Group cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement.  Consequently, the Group cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred.  In the opinion of management, after consultation with counsel, the resolution of all ongoing legal proceedings will not have a material adverse effect on the condensed consolidated financial condition, results of operations or cash flows of the Group.  The Group accounts for potential losses related to litigation in accordance with SFAS No. 5

IBG LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands, except per share amounts or unless otherwise noted)

“Accounting for Contingencies.”  As of March 31, 2007 and December 31, 2006, reserves provided for potential losses related to litigation matters were not material.

Leases

Operating Companies have non-cancelable operating leases covering office space.  All but one of the office space leases are subject to escalation clauses based on specified costs incurred by the respective landlords and contain renewal elections.  In November 2005, the leases on the primary U.S. office space for the Group and its affiliates were renegotiated through January 2014, with renewal options through January 2026.

As of March 31, 2007, the Group’s minimum annual lease commitments are as follows:

Year

2007 (remaining)	$5,569
2008	6,839
2009	6,469
2010	6,091
2011	6,181
Thereafter	13,934
$45,083

Guarantees

Certain of the Operating Companies provide guarantees to securities clearing houses and exchanges which meet the accounting definition of a guarantee under FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  Under the standard membership agreement, members are required to guarantee collectively the performance of other members.  Under the agreements, if another member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls.  In the opinion of management, the Operating Companies’ liability under these arrangements is not quantifiable and could exceed the cash and securities they have posted as collateral.  However, the potential for these Operating Companies to be required to make payments under these arrangements is remote.  Accordingly, no contingent liability is carried on the condensed consolidated statements of financial condition for these arrangements.

In connection with its retail brokerage business, IB LLC performs securities and commodities execution, clearance and settlement on behalf of its customers for whom it commits to settle trades submitted by such customers with the respective clearing houses.  If a customer fails to fulfill its obligation, IB LLC must fulfill the customer’s obligation with the trade counterparty.

IB LLC is fully secured by assets in customers’ accounts and any proceeds received from securities and commodities transactions entered into by IB LLC on behalf of customers.  No contingent liability is carried on the condensed consolidated statements of financial condition for these fully collateralized transactions.

Other Commitments

Certain clearing houses and clearing banks and firms used by certain Operating Companies are given a security interest in certain assets of those Operating Companies held by those clearing organizations.   These assets may be applied to satisfy the obligations of those Operating Companies to the respective clearing organizations.

10.          Segment and Geographic Information

The Group operates in two business segments, market making and electronic brokerage.  The Group conducts its market making business through its Timber Hill subsidiaries on the world’s leading exchanges and

IBG LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands, except per share amounts or unless otherwise noted)

market centers, primarily in exchange-traded equities, equity options and equity-index options and futures.  The Group conducts its electronic brokerage business through its Interactive Brokers subsidiaries, which provide electronic execution and clearing services to customers worldwide.

There are significant transactions and balances between the Operating Companies, primarily as a result of certain Operating Companies holding exchange or clearing organization memberships, which are utilized to provide execution and clearing services to affiliates.  Intra-segment and intra-region income and expenses and related balances have been eliminated in this segment and geographic information in order to accurately reflect the external business conducted in each segment or geographical region.  Rates on transactions between segments are designed to approximate full costs.  Corporate items include non-allocated corporate income and expenses that are not attributed to segments for performance measurement, corporate assets and eliminations.

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues, income before income taxes and to total assets as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006 were:

	Three months ended March 31,
	2007	2006
Net revenues:
Market making	$233,294	$263,075
Electronic brokerage	94,500	65,159
Corporate and eliminations	3,014	335

Total net revenues	$330,808	$328,569

Income before income taxes:
Market making	$154,011	$194,559
Electronic brokerage	34,672	21,844
Corporate and eliminations	1,656	(1,044)

Total income before income taxes	$190,339	$215,359

	March 31,	December 31,
	2007	2006
Segment assets:
Market making	$27,477,686	$28,007,880
Electronic brokerage	5,513,417	4,761,244
Corporate and eliminations	(742,415)	(688,606)
Total Assets	$32,248,688	$32,080,518

IBG LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands, except per share amounts or unless otherwise noted)

The Group operates in both U.S. and international markets on more than 60 exchanges and market centers.  A significant portion of the Group’s net revenues are generated by consolidated subsidiaries operating outside the United States, primarily THE, which is operated and managed in Zug, Switzerland.  International operations are comprised of market making and electronic brokerage activities in 23 countries in Europe, Asia and North America (outside the United States). The following table presents total net revenues and income before income taxes by geographic area for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006
Net revenues:
United States	$246,592	$257,190
International	82,478	70,435
Corporate and eliminations	1,738	944

Total net revenues	$330,808	$328,569

Income before income taxes:
United States	$152,496	$176,219
International	37,455	39,577
Corporate and eliminations	388	(437)
Total income before income taxes	$190,339	$215,359

11.          Regulatory Requirements

TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the CFTC’s minimum financial requirements (Regulation 1.17).  At March 31, 2007, TH LLC had net capital of $948,392, which was $933,879 in excess of required net capital of $14,513, and IB LLC had net capital of $287,502, which was $256,985 in excess of required net capital of $30,517.

THE is subject to the Swiss National Bank eligible equity requirement.  At March 31, 2007, THE had eligible equity of $645,200 which was $432,515 in excess of the minimum requirement of $212,685.

THSHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, THA is subject to the Australian Stock Exchange liquid capital requirement, THC and IBC are subject to the Investment Dealers Association of Canada risk-adjusted capital requirement and IBUK is subject to the U.K. Financial Services Authority financial resources requirement.

At March 31, 2007 all of the Operating Companies were in compliance with their respective regulatory capital requirements.

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements.  Also, certain entities within the Group are subject to other regulatory restrictions and requirements.

12.          Subsequent Events

Initial Public Offering and Recapitalization

On May 3, 2007, IBG, Inc. priced its initial public offering of shares of Common Stock.  In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC, from IBG Holdings LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements.  Such transactions are collectively referred to herein as the “Recapitalization.”  Because the

IBG LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands, except per share amounts or unless otherwise noted)

Recapitalization occurred subsequent to the end of the period covered by this report, the historical condensed consolidated financial statements contained herein reflect the historical financial position, results of operations and cash flows of the Group for all periods presented.  Accordingly, the historical condensed consolidated financial statements do not reflect what the financial position, results of operations or cash flows of IBG, Inc. or the Group would have been had these companies been stand-alone public companies for the periods presented.  Specifically, the historical results of operations of the Group do not give effect to the following matters:

•                  The Recapitalization.

•                  U.S. corporate federal income taxes, since the Group operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes.  Historically, the Group’s income was not subject to U.S. federal income taxes.  Taxes related to income earned by partnerships represent obligations of the individual partners.  Income taxes shown on the Group’s condensed consolidated statements of income are primarily attributable to taxes incurred by non-U.S. entities.  State and local income taxes reported in the condensed consolidated statement of income represent taxes assessed by jurisdictions that do not recognize the Group’s limited liability company status.  Outside the United States, the Group principally operates through subsidiary corporations and is subject to local income taxes.  Foreign income taxes paid on dividends received are also reported as income taxes.  Subsequent to the consummation of the IPO, the consolidated financial statements of IBG, Inc. will include U.S. federal income taxes on its allocable share of the results of operations of the Group, after giving effect to the post-IPO corporate structure.

•                  Minority interest expense reflecting IBG Holdings LLC’s ownership of approximately 90% of the IBG LLC membership interests outstanding immediately after the IPO.

Initial Public Offering

On May 9, 2007, IBG, Inc. issued, at $30.01 per share, 40,000,000 shares (1,000,000,000 shares authorized) of its Common Stock in an initial public offering pursuant to the Registration Statement on Form S-1 (File No. 333-138955) (the “Registration Statement”).  The aggregate gross proceeds from the IPO amounted to $1,200.4 million.  Net proceeds of $1,177.9 million, after placement agency fees, were paid to IBG Holdings LLC in exchange for a 10.0% interest in IBG LLC.  Other offering expenses of $5.5 million were paid by IBG LLC.

Recapitalization

Immediately prior to and immediately following the consummation of the IPO, IBG, Inc., IBG Holdings LLC, IBG LLC and the members of IBG LLC consummated a series of transactions collectively referred to here in as the “Recapitalization.” In connection with the Recapitalization, IBG, Inc., IBG Holdings LLC and the historical members of IBG LLC entered into an exchange agreement, dated as of May 3, 2007 (the “Exchange Agreement”), pursuant to which the historical members of IBG LLC received membership interests in IBG Holdings LLC in exchange for their membership interests in IBG LLC.  Additionally, IBG, Inc. became the sole managing member of IBG LLC.

In connection with the consummation of the IPO, IBG Holdings LLC used the net proceeds to redeem 10% of members’ interests in IBG Holdings LLC in proportion to their interests.  Immediately following the Recapitalization and IPO, IBG Holdings LLC owned approximately 90% of IBG LLC and 100% of IBG, Inc.’s Class B common stock, which has voting power in IBG, Inc. proportionate to the extent of IBG Holdings LLC’s ownership of IBG LLC.

The Exchange Agreement also provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from IBG Holdings LLC, which is expected to result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own.  On an annual basis, holders of IBG Holdings LLC member interests will be able to request redemption of such member interests over an eight (8) year period following

IBG LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands, except per share amounts or unless otherwise noted)

the initial public offering; 12.5% annually for seven (7) years and 2.5% in the eighth year.  The primary manner in which the redemption price is expected to be paid is from the proceeds from sales of additional shares of Common Stock.  360 million shares of authorized Common Stock have been reserved for such future sales.

Employee Incentive Plans

Subsequent to March 31, 2007, in connection with the Recapitalization and the IPO, IBG, Inc. adopted the 2007 Stock Incentive Plan and the 2007 ROI Unit Stock Plan, each of which is discussed below.

—2007 Stock Incentive Plan

Under the Interactive Brokers Group, Inc. 2007 Stock Incentive Plan (the “Stock Incentive Plan”), up to 9.2 million shares of Common Stock may be granted and issued to directors, officers, employees, contractors and consultants of IBG, Inc. and its subsidiaries. The purpose of the Stock Incentive Plan is to promote IBG, Inc.’s long-term financial success by attracting, retaining and rewarding eligible participants.

The Stock Incentive Plan is administered by the Compensation Committee of IBG, Inc.’s Board of Directors. The Compensation Committee has discretionary authority to determine which employees are eligible to participate in the Stock Incentive Plan.  The Compensation Committee establishes the terms and conditions of the awards under the Stock Incentive Plan, including the number of awards offered to each employee and all other terms and conditions applicable to such awards in individual grant agreements.  Awards are expected to be made primarily through grants of Common Stock. The Stock Incentive Plan will provide that awards will be subject to issuance over time and may be forfeited upon an employee’s termination of employment or violation of certain applicable covenants prior to issuance, unless determined otherwise by the Compensation Committee.

The Stock Incentive Plan provides that, upon a change in control, the Compensation Committee may, at its discretion, fully vest any granted but unissued shares of Common Stock awarded under the Stock Incentive Plan, or provide that any such granted but unissued shares of Common Stock will be honored or assumed, or new rights substituted therefor by the new employer on a substantially similar basis and on terms and conditions substantially comparable to those of the Stock Incentive Plan.

IBG, Inc. granted awards in connection with the IPO and is expected to continue to grant awards on or about January 1 of each year following the IPO, to specific employees as part of an overall plan of equity compensation. The shares of Common Stock to be granted at the time of the IPO will be issued in accordance with the following schedule:

•                  10% on the date of the IPO; and

•                  an additional 15% on each of the first six anniversaries of the date of the IPO, assuming continued employment with IBG, Inc. and compliance with non-competition and other applicable covenants.

Pursuant to the terms of the Stock Incentive Plan adopted in connection with the IPO, liabilities for member interest grants of $14,674 as of December 31, 2006 will be distributed to member employees over the next six (6) years from the date of the IPO in the form of shares of Common Stock.  Such distributions will be made as follows:  10% at the time of the initial public offering and 15% annually on the six subsequent anniversaries of the IPO.  Additionally, non-member employees were granted $8,229 in the form of shares of Common Stock, which shares will be distributed over the next six (6) years from the date of the IPO on the above described distribution schedule.

—2007 ROI Unit Stock Plan

Certain employees of IBG LLC currently hold ROI Dollar Units (as described in Note 8) that entitle each holder thereof to accumulated earnings on the face value of the certificate representing his or her ROI Dollar Units.  Subsequent to the IPO, no additional ROI Dollar Units will be granted.  Non-cash compensation to employees will consist primarily of grants of shares of Common Stock as described above under “2007 Stock Incentive Plan.” In

IBG LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands, except per share amounts or unless otherwise noted)

connection with the IPO, ROI Dollar Units were, at the employee’s option, redeemable for cash as currently provided for under the current ROI Dollar Unit plan, or the accumulated earnings attributable to the ROI Dollar Units as of December 31, 2006 may have been elected to be invested in shares of Common Stock pursuant to the Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan (the “ROI Unit Stock Plan”).  Shares of Common Stock to be issued under the ROI Unit Stock Plan will be distributed in accordance with the following schedule, subject to the conditions below:

•                  10% on the date of the IPO (or on the first anniversary of the IPO, in the case of U.S. ROI Unit holders who made the above-referenced elections after December 31, 2006); and

•                  an additional 15% on each of the first six anniversaries of the date of the IPO (or on each of the next six anniversaries of the date of the IPO, in the case of U.S. ROI Unit holders who made the above-referenced elections after December 31, 2006), assuming continued employment with IBG, Inc. and compliance with other applicable covenants.

Distributions to Members

Distributions to members, which historically have been made to assist members in meeting their income tax obligations with respect to their proportionate share of the Group’s profits, are made at the discretion of the managing member in proportion to the respective members’ percentage interests.  On April 16, 2007, IBG LLC’s managing member approved and paid a cash dividend to the members of IBG LLC totaling $134,000.

******

ITEM 1A.  UNAUDITED PRO FORMA FINANCIAL INFORMATION

As described below and elsewhere in this Quarterly Report on Form 10-Q, the historical results of operations and financial condition prior to May 3, 2007, the date of the Recapitalization and the IPO, are not comparable to the results of operations and financial condition of IBG, Inc. for subsequent periods.  Accordingly, for periods prior to May 3, 2007, IBG, Inc. believes that pro forma results and financial condition provide the most meaningful basis for comparison of historical periods.

The following unaudited pro forma condensed consolidated statements of income for the three months ended March 31, 2007 and 2006 and the unaudited pro forma condensed consolidated statement of financial condition as of March 31, 2007 present the consolidated results of operations and financial position of IBG, Inc. assuming that the Recapitalization and the IPO had been completed as of January 1, 2006 with respect to the unaudited condensed consolidated statements of income data, and at March 31, 2007 with respect to the unaudited condensed consolidated statement of financial condition data.  The unaudited pro forma consolidated financial statements reflect pro forma adjustments that are described in the accompanying notes and are based on available information and certain assumptions we believe are reasonable, but are subject to change. We have made, in our opinion, all adjustments that are necessary to present fairly the pro forma financial data.

As a result of the Recapitalization, we became the sole managing member of IBG LLC and, as such, we operate and control all of the business and affairs of IBG LLC and its subsidiaries and are able to consolidate IBG LLC’s financial results into our financial statements. We reflect IBG Holdings LLC’s ownership interest as a minority interest in our statement of financial condition and statement of income. Our historical results are those of IBG LLC. As a result, our net income, after excluding IBG Holdings LLC’s minority interest, represents approximately 10% of IBG LLC’s net income, and similarly, outstanding shares of our common stock represent approximately 10% of the outstanding membership interests of IBG LLC.

The unaudited pro forma financial statements of IBG, Inc. should be read together with the Group’s audited consolidated financial statements and related notes included in IBG, Inc.’s  prospectus (the “Prospectus”) dated May 3, 2007 and filed with the SEC on May 4, 2007, the Registration Statement, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Group’s historical unaudited condensed consolidated financial statements and the related notes included elsewhere herein.

The unaudited pro forma financial data is presented for informational purposes only and should not be considered indicative of actual results of operations that would have been achieved had the Recapitalization and the IPO been consummated on the dates indicated and do not purport to be indicative of balance sheet data or results of operations as of any future date or for any future period.

Unaudited Pro Forma Consolidated Statement of Income

	Three Months Ended March 31, 2007
	Historical	Adjustments	ProForma(1)
Statement of Income Data:	(dollars in millions except share and per share data)
Revenues:
Trading gains	$198.8	$—	$198.8
Commissions and execution fees	56.3	—	56.3
Interest income	184.5	—	184.5
Other income	24.7	—	24.7

Total revenues	464.3	—	464.3

Interest expense	133.5	—	133.5

Total net revenues	330.8	—	330.8

Non-interest expenses:
Execution and clearing	90.2	—	90.2
Employee compensation and benefits	32.8	—	32.8
Occupancy, depreciation and amortization	6.0	—	6.0
Communications	3.4	—	3.4
General and administrative(2)	8.1	0.0	8.1

Total non-interest expenses	140.5	0.0	140.5

Income before income tax	190.3	(0.0)	190.3
Income tax expense(3),(4)	6.1	5.9	12.0
Less — Minority interest(5)	—	(165.9)	(165.9)

Net income	$184.2	$(171.8)	$12.4

Earnings per share(6):
Basic			$0.31
Diluted			$0.31

Weighted average common shares outstanding
Basic			40,000,100
Diluted			401,257,739

See accompanying notes to unaudited pro forma condensed consolidated statements of income.

Unaudited Pro Forma Consolidated Statement of Income

	Three Months Ended March 31, 2006
	Historical	Adjustments	Pro Forma(1)
Statement of Income Data:	(dollars in millions except share and per share data)
Revenues:
Trading gains	$225.4	$—	$225.4
Commissions and execution fees	39.4	—	39.4
Interest income	132.1	—	132.1
Other income	25.5	—	25.5

Total revenues	422.4	—	422.4

Interest expense	93.8	—	93.8

Total net revenues	328.6	—	328.6

Non-interest expenses:
Execution and clearing	71.3	—	71.3
Employee compensation and benefits	28.7	—	28.7
Occupancy, depreciation and amortization	5.5	—	5.5
Communications	2.7	—	2.7
General and administrative(2)	5.0	0.0	5.0

Total non-interest expenses	113.2	0.0	113.2

Income before income tax	215.4	(0.0)	215.4
Income tax expense(3),(4)	9.2	6.8	16.0
Less — Minority interest(5)	—	(185.6)	(185.6)

Net income	$206.2	$(192.4)	$13.8

Earnings per share(6):
Basic
Diluted			$0.34
			$0.34
Weighted average common shares outstanding
Basic			40,000,100
Diluted			401,257,739

See accompanying notes to unaudited pro forma condensed consolidated statements of income.

Notes to the Unaudited Pro Forma Consolidated Statements of Income

Represents adjustments to reflect the following:

(1)

Pro forma earnings per share calculations (i) includes the restricted shares of Common Stock that are to be issued upon investment of accumulated earnings on Return on Investment Dollar Units in connection with the Recapitalization, but (ii) excludes our shares of Common Stock that are issuable in the future pursuant to post offering equity incentive plan. See Note 12 to the unaudited condensed consolidated financial statements for more information.

(2)	Gives effect to Delaware franchise taxes that will be payable, estimated at $0.165 million annually.

(3)

The $5.9 and $6.8 million income tax expense adjustments for the three months ended March 31, 2007 and 2006, respectively, represent the sum of the current income tax expense adjustment for these periods (referenced in this footnote 3) and the deferred income tax expense adjustment for this period (referenced in footnote 4 below). Additional current income tax expense on our 10.0% investment in IBG LLC would be $1.8 and $2.7 million, respectively, for the three months ended March 31, 2007 and 2006. In addition to increased currently payable income taxes, we will incur increased deferred income tax expense (see footnote 4).

(4)

Additional deferred income tax expense of $4.1 million for each of the three month periods ended March 31, 2007 and 2006 is the result of the straight-line amortization of the deferred tax asset of $249.3 million arising from the acquisition of the 10.0% member interest in IBG LLC (see footnote 3 above) and will be amortized over 15 years.

(5)

Gives effect to the 90.0% interest in IBG LLC that IBG Holdings LLC will have after the Recapitalization and the IPO. The adjustments are equal to 90.0% of total net income for the three months ended March 31, 2007 and 2006, respectively.

(6)

Basic pro forma earnings per share are calculated based on the estimated 40.0 million shares of Common Stock and 100 shares of Class B common stock being outstanding. Diluted earnings per share are calculated based on an assumed purchase by us of all remaining IBG LLC membership interests held by IBG Holdings LLC and the issuance by us of a corresponding number of shares of Common Stock, resulting in a total of 400 million shares deemed outstanding as of the beginning of each period, as described in Note 12 to the condensed consolidated financial statements. There is no impact on earnings per share for such purchase and issuance because 100% of net income before minority interest would be available to common stockholders as IBG Holdings LLC would no longer hold a minority interest, and the full difference between the book and tax basis of IBG LLC’s assets would also be available for reducing income tax expense. Therefore, the net income utilized to calculate diluted earnings per share would be $124.0 and $138.0 million, respectively, for the three months ended March 31, 2007 and 2006.

In addition, diluted weighted average common shares outstanding include 1.3 million shares  of Common Stock to be issued upon investment of accumulated earnings on Return on Investment Dollar Units in connection with the Recapitalization.  Shares of Common Stock to be issued in connection with the Stock Incentive Plan (as defined in Note 12 to the unaudited condensed consolidated financial statements) have been excluded from diluted weighted average common shares outstanding because such shares are non-dilutive.

Unaudited Pro Forma Consolidated Statement of Financial Condition

As of March 31, 2007

	Historical	Adjustments(1)	Pro Forma
	(dollars in millions, except per share data)
Assets

Cash and cash equivalents	$607.8	$—	$607.8
Cash and securities—segregated for regulatory purposes or deposited with clearing organizations	3,427.9	—	3,427.9
Securities borrowed	10,533.0	—	10,533.0
Securities purchased under agreements to resell	—	—	—
Trading assets, at market:
Securities owned	7,261.8	—	7,261.8
Securities owned and pledged as collateral	7,438.1	—	7,438.1
	14,699.9	—	14,699.9
Other receivables:
Customers	1,081.7	—	1,081.7
Brokers, dealers and clearing organizations	1,682.6	—	1,682.6
Interest	63.6	—	63.6
	2,827.9	—	2,827.9
Other assets(1)	152.2	249.3	401.5
Total assets	$32,248.7	$249.3	$32,498.0

Liabilities and Members’ Interest

Trading liabilities—securities sold but not yet purchased, at market	$14,719.6	$—	$14,719.6
Securities loaned	7,003.6	—	7,003.6
Securities sold under agreements to repurchase	17.3	—	17.3
Short-term borrowings	1,051.5	—	1,051.5
Other payables:
Customers	4,591.4	—	4,591.4
Brokers, dealers and clearing organizations	1,362.8	—	1,362.8
Accounts payable, accrued expenses and other liabilities(2)	182.4	216.8	399.2
Interest	49.2	—	49.2
	6,185.8	216.8	6,402.6
Senior secured credit facility	150.0	—	150.0
Senior notes payable	154.6	—	154.6
Commitments, contingencies and guarantees

Minority interest(3)(4)	—	2,665.3	2,665.3
Redeemable members’ interests:
Accumulated other comprehensive income(5)	103.3	(103.3)	—
Redeemable members’ interests	2,863.0	(2,863.0)	—
Total redeemable members’ interests	2,966.3	(2,966.3)	—
	32,248.7	(84.2)	32,164.5
Stockholders’ equity

Accumulated other comprehensive income(4)	—	10.3	10.3
Common stock(6) (par value $0.01 per share; authorized 1,000,000,000 shares; issued 40,000,000 shares)	—	0.4	0.4
Additional paid-in capital(6)	—	322.8	322.8
Totalstockholders’equity	—	333.5	333.5
Total liabilities andstockholders’equity	$32,248.7	$249.3	$32,498.0

See accompanying notes to unaudited pro forma consolidated statement of financial condition.

Notes to the Unaudited Pro Forma Condensed Consolidated Statement of Financial Condition

Represents adjustments to reflect the following:

(1)

Gives effect to a deferred tax asset of $249.3 million arising from the acquisition of the 10.0% member interest in IBG LLC (see footnote 2 below). The deferred tax asset is to be amortized over 15 years. $211.8 million (85%) of the tax savings realized by us will be paid to IBG Holdings LLC and is included in accounts payable, accrued expenses and other liabilities in our pro forma consolidated statement of financial condition, with the remaining $37.5 million recorded as a permanent increase to additional paid-in capital.

(2)

The $216.8 million adjustment to accounts payable, accrued expenses and other liabilities represents the $211.8 million of tax savings (referenced in footnote 1 above) minus existing minority interest of $0.6 million plus Delaware franchise taxes payable of $0.1 million plus the $5.5 million of estimated offering expenses (referenced in footnote 6 below). Existing minority interest of $0.6 million at March 31, 2007 was reported in other liabilities in our historical financial statements and has been reclassified to minority interest in our pro forma consolidated statement of financial condition.

(3)	Minority interests are comprised of:

90.0% of redeemable members’ interests of $2,966.3	$2,669.7
Add: existing minority interests	0.6
Less: 90.0% of direct offering costs of $5.5 million to be reimbursed by IBG LLC (footnote 6)	(5.0)
$2,665.3

(4)	Represents 10.0% of the $103.3 million in accumulated other comprehensive income included in redeemable members’ interests in the historical financial statements.

(5)	Gives effect to the elimination of redeemable members’ interest of IBG LLC.

Redeemable members’ interests represent member interests in IBG LLC that are entitled to share in the consolidated profits and losses of IBG LLC. IBG LLC is a private entity owned by the members holding such member interests. IBG LLC has applied guidance within EITF D-98 which requires securities or equity interests of a company whose redemption is outside the control of the company to be classified outside of permanent capital in the statement of financial condition. Historically, the member interests in IBG LLC could be redeemed by the members at book value at their option. Because this redemption right is deemed to be outside the control of the company, IBG LLC has reclassified all members’ capital outside of permanent capital to redeemable members’ interests in the consolidated statement of financial condition. Such reclassification was made to comply with EITF D-98 and the requirements of Regulation S-X of the Exchange Act.

(6)	The $322.8 million adjustment to additional paid-in capital is comprised of:

10.0% of redeemable members’ interests of $2,863.0 million, which is net of accumulated other comprehensive income of $103.3 million (See footnote 4)	$286.3
Add: additional paid in capital arising from recording of deferred tax asset (footnote 1)	37.5
Less:
Par value of 40,000,000 shares of $.01 per share Class A common stock	(0.4)
10.0% of direct offering costs of $5.5 million to be reimbursed by IBG	(0.6)
$322.8

The adjustment gives effect to our issuance of 40,000,000 shares of Common Stock in connection with the Recapitalization and the IPO.  All net proceeds of the IPO, approximately $1,177.9 million, were paid to existing members of IBG LLC and accordingly such net proceeds have been accounted for as a deemed dividend applied against additional paid in capital in our unaudited pro forma condensed consolidated statement of financial condition.  Offering expenses of $5.5 million (separate from the placement agency fee) were borne by IBG LLC.

*****

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes and the unaudited pro forma financial information in Items 1 and 1A, respectively, included elsewhere in this report.  The following discussion also contains, in addition to historical information, forward-looking statements that include risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” in our Prospectus filed with the SEC on May 4, 2007 and elsewhere in this report.

Introduction

We are an automated global electronic market maker and broker specializing in routing orders and executing and processing trades in securities, futures and foreign exchange instruments as a member of more than 60 electronic exchanges and trading venues around the world.  Since our inception in 1977, we have focused on developing proprietary software to automate broker-dealer functions.  The advent of electronic exchanges in the last 17 years has provided us with the opportunity to integrate our software with an increasing number of exchanges and trading venues into one automatically functioning, computerized platform that requires minimal human intervention.

Our activities are divided into two business segments:

•  Market Making.  We conduct our market making business through our Timber Hill subsidiaries.  As one of the largest market makers on many of the world’s leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of approximately 353,000 tradable, exchange-listed products.  As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought (or sold) and the price received when those securities are sold (or bought).  Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time.  Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, thus minimizing the risk of our portfolio at all times.  This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios.

•  Electronic Brokerage.  We conduct our electronic brokerage business through our Interactive Brokers (“IB”) subsidiaries.  As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers.  Capitalizing on the technology originally developed for our market making business, IB’s systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account.  We offer our customers access to all classes of tradable, exchange-listed products, including stocks, bonds, options, futures and forex, traded on more than 50 exchanges and market centers and in 16 countries around the world seamlessly.

When we use the terms “we,” “us,” and “our,” we mean IBG LLC and its subsidiaries for periods prior to the IPO, and IBG, Inc. and its subsidiaries (including  IBG LLC) for periods from and after the IPO.  On May 3, 2007, IBG, Inc. priced its initial public offering of shares of Common Stock.  In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements.

Executive Overview

On a pro forma basis IBG, Inc.’s diluted earnings per share were $0.31 for the three months ended March 31, 2007, compared to $0.34 for the three months ended March 31, 2006.

For the three months ended March 31, 2007, our net revenues were $330.8 million and income before income tax was $190.3 million, compared to net revenues of $328.6 million and income before income tax of $215.4 million for the same period in 2006.  Trading gains were 12% lower in the first quarter of 2007 compared to the same period last year and net revenues outside of trading gains were up by 28% for the same time period.  Our pre-tax margin for the three months ended March 31, 2007 was 58%, compared to 66% for the same period in 2006.  Results for the three months ended March 31, 2007 were in line with the average of our quarterly results during 2006.

During the three months ended March 31, 2007, income before income tax in our market making segment decreased 21% compared with the three months ended March 31, 2006, reflecting lower trading gains.  The decrease in trading gains was driven in part by heavy options activity in advance of certain corporate announcements which had a negative impact on our profits.  Market making trade volume for the three months ended March 31, 2007 grew by 50% from the same period last year, primarily in stocks.

During the three months ended March 31, 2007, income before income tax in our electronic brokerage segment increased 59% compared with the first quarter of 2006 reflecting higher revenues from commission and execution fees, and growth in net interest income.  The increase in commission and execution fees was related to the growth in transaction volume and customer accounts.  Total daily average revenue trades, or “DARTs,” for cleared and execution-only customers increased 28% to 245,000 during the three months ended March 31, 2007, compared to 192,000 during the three months ended March 31, 2006.  The increase in net interest was driven by the growth in customer balances and fully secured margin loans.

Trade volumes:

(in 000’s, except %)		% growth over		% growth over		% growth over	Average Trades
	Market Making	same period	Brokerage	same period	Total	same period	per US
Period	Trades	prior year	trades	prior year	Trades	prior year	Trading Day
2003	32,772		25,115		57,887		230
2004	41,506	27%	31,808	27%	73,314	27%	290
2005	54,044	30%	42,180	33%	96,224	31%	382
2006	66,043	22%	64,066	52%	130,108	35%	518

1Q2006	15,185		15,434		30,618		494
1Q2007	22,844	50%	20,010	30%	42,854	40%	703

Contract and share volumes:

(in 000’s, except %)

TOTAL		% growth over		% growth over		% growth over
	Options	same period	Futures*	same period	Stocks	same period
Period	(contracts)	prior year	(contracts)	prior year	(shares)	prior year
2003	194,358		31,034		17,038,250
2004	269,715	39%	37,748	22%	17,487,528	3%
2005	409,794	52%	44,560	18%	21,925,120	25%
2006	563,623	38%	62,419	40%	34,493,410	57%

1Q2006	136,272		12,406		7,814,069
1Q2007	159,056	17%	18,644	50%	10,422,130	33%

MARKET MAKING		% growth over		% growth over		% growth over
	Options	same period	Futures*	same period	Stocks	same period
Period	(contracts)	prior year	(contracts)	prior year	(shares)	prior year
2003	177,459		6,638		12,578,584
2004	236,569	33%	10,511	58%	12,600,280	0%
2005	308,613	30%	11,551	10%	15,625,801	24%
2006	371,929	21%	14,818	28%	21,180,377	36%

1Q2006	89,704		2,286		4,645,467
1Q2007	99,603	11%	3,586	57%	5,978,287	29%

BROKERAGE		% growth over		% growth over		% growth over
	Options	same period	Futures*	same period	Stocks	same period
Period	(contracts)	prior year	(contracts)	prior year	(shares)	prior year
2003	16,898		24,396		4,459,667
2004	33,146	96%	27,237	12%	4,887,247	10%
2005	101,181	205%	33,009	21%	6,299,319	29%
2006	191,694	89%	47,601	44%	13,313,033	111%

1Q2006	46,568		10,120		3,168,601
1Q2007	59,453	28%	15,057	49%	4,443,843	40%

* Includes options on futures

Brokerage statistics:

(in 000’s, except %)

	1Q2007	1Q2006	% Change
Total Accounts	82	67	22%
Customer Equity	$6,900,000	$4,600,000	51%

Cleared DARTs	190	151	26%
Total Customer DARTs	245	192	28%

Market making, by its nature, does not produce predictable earnings.  Our results in any given period may be materially affected by volumes in the global financial markets, the level of competition and other factors.  For a further discussion of the factors that may affect our future operating results, see “Risk Factors” beginning on page 19 of our Prospectus filed with the SEC on May 4, 2007.

Business Environment

Volumes in exchange listed equity based options increased by approximately 24% globally and 26% in the U.S. during the three months ended March 31, 2007 compared to the three months ended March 31, 2006.  This is a continuation of a trend we have observed over the past six years, and we believe that as the “equity culture” spreads around the world this trend is likely to continue.  We have also observed a rise in certain types of options activity that are driven by non-trading strategies. One such strategy results in spikes in trading volume prior to ex-dividend dates that would appear to be overstating the exchange-reported volumes, especially in the United States. Such activity does not represent trades with which other market participants, including market makers and customers, can interact. We cannot estimate the impact this activity has on overall trading volumes.

In February 2007, the SEC introduced a penny pricing pilot program for 13 classes of options.  Options in the pilot program trade in minimum price increments of one cent, rather than the five and ten cent increments quoted in other options classes. Two of the classes actively traded are the exchange-traded funds representing the Nasdaq 100 index (QQQQ) and Russell 2000 index (IWM), and the remainder were options on individual stocks.  Preliminary results of the pilot, comparing the three months preceding the pilot with the 12 weeks following the pilot indicate a robust increase in exchange volume for these classes of options.  For the same penny options, we observed a greater increase in our market making volume than what was reported by the exchanges and a decrease in profit per contract in our market making.  Overall, the results of the pilot were favorable to our business, which we believe is a reflection of our ability to compete at narrower bid/offer spreads.  This is a six month pilot and it will be evaluated by the SEC later this year.  It is likely that SEC will consider penny pricing pilot successful and it may allow additional classes of options to trade in pennies.  During the first quarter of 2007 the effects of the penny pilot were negligible.

According to data compiled by the Futures Industry Association (FIA), based on data received from exchanges worldwide, in the first three months of 2007 we accounted for approximately 14.8% of exchange-listed equity options volume traded worldwide and approximately 19.9% of exchange-listed equity options volume traded in the U.S.  This compared to approximately 15.6% of exchange-listed equity options volume traded worldwide and approximately 21.7% of exchange-listed equity options volume traded in the U.S., in the first three months of 2006.

Strong volume growth in the first three months of 2007 was partially offset by heavy options trading activity ahead of certain corporate announcements.  Recently, this activity has been receiving greater attention from securities regulators, which may lead to a curtailed impact of such events on the options markets in the future.

Our customers’ DARTs grew by 28% in the first quarter of 2007 vs. the first quarter of 2006 and by 23% consecutively, from the fourth quarter of 2006 to the first quarter of 2007.  On May 3, 2007, we priced an Initial Public Offering, which we believe will raise Interactive Brokers’ profile among independent financial professionals and institutions (broker-dealers, hedge funds and conventional money managers).  These are the customers we are targeting and we anticipate to see increased growth in our brokerage business as a result of a heightened awareness of our company.

Results of Operations

The tables in the period comparisons below provide summaries of our revenues and expenses. The period-to-period comparisons below of financial results are not necessarily indicative of future results.

The following table sets forth our consolidated results of operations for the indicated periods:

	Three Months
	Ended March 31,
	2007	2006
	(in millions)
Consolidated Statement of Income Data:
Revenues:
Trading gains	$198.8	$225.4
Commissions and execution fees	56.3	39.4
Interest income	184.5	132.1
Other income	24.7	25.5

Total revenues	464.3	422.4
Interest expense	133.5	93.8
Total net revenues	330.8	328.6

Non-interest expenses:
Execution and clearing	90.2	71.3
Employee compensation and benefits	32.8	28.7
Occupancy, depreciation and amortization	6.0	5.5
Communications	3.4	2.7
General and administrative	8.1	5.0

Total non-interest expenses	140.5	113.2
Income before income tax	190.3	215.4
Income tax expense	6.1	9.2
Net Income	$184.2	$206.2

Three Months Ended March 31, 2007 Compared to the Three Months ended March 31, 2006

Net Revenues

Total net revenues for the three months ended March 31, 2007 increased $2.2 million, or 1%, to $330.8 million from $328.6 million during the three months ended March 31, 2006.  Trading volume is the most important driver of revenues and costs for both our market making and electronic brokerage segments.  Based on data published by the FIA, global equity options volume increased approximately 24% as compared to the first quarter of 2006.  For the three months ended March 31, 2007, equity option contracts executed by our subsidiaries increased by 22.8 million, or 17%, to 159.1 million contracts from 136.3 million contracts for the three months ended March 31, 2006.

Trading Gains.  Trading gains for the three months ended March 31, 2007 decreased $26.6 million, or 12%, from the three months ended March 31, 2006, which was an unusually profitable period due to market factors that were especially conducive to electronic market making.  As market makers, we provide liquidity by buying from sellers and selling to buyers.  Unexpectedly heavy options activity in advance of certain corporate announcements adversely impacted our market making operations during the three months ended March 31, 2007. While we are unable to detail the exact frequency of these announcements in a given period and their exact financial impact on our results of operations, during the three months ended March 31, 2007, there were a greater number of surprise or unexpected announcements preceded by heavy options activity than in prior quarters.  Heavy options activity typically occurs in advance of certain surprise or unexpected corporate announcements, especially where there is a leakage of information and when regularly scheduled annual or quarterly corporate announcements materially deviate from expectations. This impacts us as, when we trade with others who have different information than we do, we may accumulate unfavorable positions preceding large price movements in companies. During the three months ended March 31, 2007, our market making operations executed 22.8 million trades, a 50% increase over the three months ended March 31, 2006, although much of this increase took place in stock trading.  Included in trading gains are net dividends and currency translation gains and losses from market making activities.  Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record.  When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase the stock after the dividend date.  Hence, the apparent gains and losses due to these price changes must be taken together with the dividends paid and received, respectively, in order to accurately reflect the results of our market making operations.  Translation gains of $7.7 million were recognized in the three months ended March 31, 2007 on foreign currency balances held primarily by our European subsidiaries, compared to translation losses of $0.9 million for the three months ended March 31, 2006.

Commissions and Execution Fees.  Commissions and execution fees for the three months ended March 31, 2007 increased $16.9 million, or 43%, as compared to the three months ended March 31, 2006.  This increase was primarily due to higher customer trading volume on an expanded customer base.  Total DARTs for cleared and execution-only customers for the three months ended March 31, 2007 increased 28% to 245,000 compared to 192,000 during the three months ended March 31, 2006.  DARTS for cleared customers, customers for whom we execute trades and clear and carry positions, increased 26% to approximately 190,000 for the three months ended March 31, 2007 compared to approximately 151,000 during the three months ended March 31, 2006.  The number of customer accounts grew by 22% to approximately 82,000 at March 31, 2007 compared to approximately 67,000 at March 31, 2006.  Average commission per trade for cleared customers for the three months ended March 31, 2007 increased by $0.66, or 16%, to $4.68 as compared to $4.02 for the three months ended March 31, 2006.

Interest Income and Interest Expense.  Net interest income (interest income less interest expense) for the three months ended March 31, 2007 increased $12.7 million, or 33%, as compared to the three months ended March 31, 2006.  Growth in net interest income was primarily attributable to higher interest rates, increases in net customer cash and margin balances and higher net interest from securities lending.  The U.S. dollar average, overnight LIBOR (the London Interbank Offered Rates, which serve as benchmark interest rates for most major currencies) increased 18% to 5.30% for the three months ended March 31, 2007, from 4.51% for the three months ended March 31, 2006.  Customer cash balances increased by 68%, to $4.59 billion, and customer fully secured margin borrowings increased 71%, to $1.08 billion, at March 31, 2007 as compared to $2.74 billion and $0.63 billion, respectively, at March 31, 2006.  Net interest earned from customers’ cash balances and fully secured margin balances for the first three months ended March 31, 2007 increased $5.8 million, or 122%, to $10.5 million as compared to the three months ended March 31, 2006.  Securities borrowed increased by 6%, to $10.53 billion, and securities loaned decreased by 2%, to $7.00 billion, at March 31, 2007 from March 31, 2006.  These increases reflect the growth in stock positions held by our market making units, partially offset by the increase in our equity capital, which reduced the need to finance positions through securities lending and the growth in short stock positions carried in customer accounts.  Net interest earned from stock borrowing and lending activities for the first three months ended March 31, 2007 increased $12.6 million, or 40%, to $44.0 million as compared to the three months ended March 31, 2006.  This is partially offset by an increase in interest expense, not related to our securities lending activities, from our market making segment, which increased $6.3 million or 59% to $16.9 million for the first three months ended March 31, 2007 as compared to the three months ended March 31, 2006.  This reflects increased borrowings to support business growth, as well as an increase in interest rates.  During the same period, the growth in IBG LLC’s capital to $2.97 billion at March 31, 2007 from $2.30 billion at March 31, 2006, combined with higher interest rates also contributed to the increase in interest income.

Other Income.  Other income for the first three months ended March 31, 2007 decreased $0.8 million, or 3%, as compared to the three months ended March 31, 2006.  This decrease was primarily attributable to a decrease of $3.0 million, to $4.4 million, in mark-to-market gains on non-trading securities, primarily investments in exchanges, which was partially offset by an increase of $2.4 million, or 17%, to $16.3 million in payment for order flow income.  The higher payment for order flow income was driven by increased trading volume by customers in U.S. options contracts.  The number of options contracts executed by our customers on U.S. options exchanges in the three months ended March 31, 2007 increased by 27% as compared to the three months ended March 31, 2006.  This income was offset by payment for order flow expense to our customers, as described below under “Non-Interest Expenses—Execution and Clearing.”

Non-Interest Expenses

Non-interest expenses for the three months ended March 31, 2007 increased by $27.3 million, or 24%, to $140.5 million from $113.2 million during the three months ended March 31, 2006.  As a percentage of total net revenues, non-interest expenses were 43% and 34% for the three month periods ended March 31, 2007 and 2006, respectively.

Execution and Clearing.  Execution and clearing expenses for the three months ended March 31, 2007 increased $18.9 million, or 27%, as compared to $71.3 million in the three months ended March 31, 2006, primarily due to increased trading volume.  Payments for order flow, a component of execution and clearing costs, for the three months ended March 31, 2007 increased $4.0 million, or 29%, to $18.0 million as compared to the three months ended March 31, 2006.  The growth of payment for order flow expense in our electronic brokerage unit was primarily a result of our aggressive marketing of the IB SmartRoutingsm system to new institutional customers, combined with incentive payments to these customers for options orders routed through IB LLC.  This expense was partially offset by payment for order flow revenue received from U.S. options exchanges, as described above under “Net Revenues—Other Income.”

Employee Compensation and Benefits.  Employee compensation and benefits expenses for the three months ended March 31, 2007 increased by $4.1 million, or 14%, to $32.8 million as compared to $28.7 million during the three months ended March 31, 2006.  This increase is primarily due to a 12% growth in the number of employees to 540 at March 31, 2007 as compared to 481 at March 31, 2006 and increased expenses for bonuses and ROI Dollar Units granted to employees due to higher IBG LLC earnings.  As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff of highly compensated professionals. As a percentage of total net revenues, employee compensation and benefits expenses were 10% and 9%, for the three month periods ended March 31, 2007 and 2006, respectively

General and Administrative.  General and administrative expenses for the three months ended March 31, 2007 increased $3.1 million, or 62%, as compared to the three months ended March 31, 2006, primarily attributable to increased legal and auditing professional fees related to our IPO.

Income Tax Expense.  Prior to the Recapitalization and the IPO, we operated as a limited liability company and, therefore, most of our income was not subject to corporate tax but, instead, our members were taxed on their proportionate share of the net income. Our income tax expense reflects taxes payable by certain of our non-U.S. companies.  Income tax expense for the three months ended March 31, 2007 decreased $3.1 million, or 34%, as compared to the three months ended March 31, 2006, primarily due to lower pre-tax earnings at one of our non-U.S. operating companies.

Net Income.  Net income decreased $22.0 million, or 11%, to $184.2 million for the three months ended March 31, 2007 from $206.2 million for the three months ended March 31, 2006.  Net income as a percentage of net revenues was 56% for the three months ended March 31, 2007 as compared to 63% for the three months ended March 31, 2006.

Business Segments

The following table sets forth the net revenues and non-interest expenses and income before income tax of our business segments:

		Three Months
		Ended March 31,
		2007	2006
		(in millions)
Market Making	Net revenues	$233.3	$263.1
	Non-interest expenses	79.3	68.5
	Income before income taxes	$154.0	$194.6
Electronic Brokerage	Net revenues	$94.5	$65.2
	Non-interest expenses	59.8	43.4
	Income before income taxes	$34.7	$21.8
Corporate	Net revenues	$3.0	$0.3
	Non-interest expenses	1.4	1.3
	Income before income taxes	$1.6	$(1.0)
Total	Net revenues	$330.8	$328.6
	Non-interest expenses	140.5	113.2
	Income before income taxes	$190.3	$215.4

The following sections discuss results of our operations by business segment, excluding a discussion of corporate income and expense.  In the following tables, revenues and expenses directly associated with each segment are included in determining income before income tax.  Due to the integrated nature of the business segments, estimates and judgments have been made in allocating certain revenues and expense items.  Transactions between segments generally results from one subsidiary facilitating the business of another subsidiary through the use of its existing trading memberships and clearing arrangements.  In such cases, certain revenue and expense items are eliminated in order to accurately reflect the external business conducted in each segment.  Rates on transactions between segments are designed to approximate full costs.  In addition to execution and clearing expenses, which are the main cost driver for both the market making segment and the electronic brokerage segment, each segment’s operating expenses include (i) employee compensation and benefits expenses that are incurred directly in support of the businesses, (ii) general and administrative expenses, which include directly incurred expenses for property leases, professional fees, travel and entertainment, communications and information services, equipment, and (iii) indirect support costs (including compensation and other related operating expenses) for administrative services provided by IBG LLC.  Such administrative services include, but are not limited to, computer software development and support, accounting, tax, legal and facilities management.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months
	Ended March 31,
	2007	2006
	(in millions)
Consolidated Statement of Income Data:
Revenues:
Trading gains	$193.5	$225.7
Interest income	130.7	103.2
Other income	6.2	9.6

Total revenues	330.4	338.5
Interest expense	97.1	75.4
Total net revenues	233.3	263.1

Non-interest expenses:
Execution and clearing	53.1	45.1
Employee compensation and benefits	13.7	13.7
Occupancy, depreciation and amortization	2.7	2.7
Communications	1.7	1.5
General and administrative	8.1	5.5

Total non-interest expenses	79.3	68.5
Income before income tax	154.0	194.6
Income tax expense	5.5	8.5
Net Income	$148.5	$186.1

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Market making total net revenues for the three months ended March 31, 2007 decreased $29.8 million, or 11%, to $233.3 million from $263.1 million during the three months ended March 31, 2006.  As market makers, we provide liquidity by buying from sellers and selling to buyers.  Trading gains for the three months ended March 31, 2007 decreased $32.2 million, or 14%, in part due to unexpected heavy options activity in advance of certain corporate announcements, as detailed above.  During the three months ended March 31, 2007, we executed 22.8 million trades compared to 15.2 million trades for the three months ended March 31, 2006; however, the majority of this increase took place in stock trading, which is generally less profitable than options trading.  Trading gains also include translation gains and losses, which are incurred primarily in our European market making operations where our trading assets and liabilities are denominated in multiple currencies.  Translation gains and losses fluctuate with exchange rates and with changes in the composition of our trading assets and liabilities.  Translation gains for the three months ended March 31, 2007 were $7.3 million as compared to translation losses of $0.8 million for the three months ended March 31, 2006.  Net interest income for the three months ended March 31, 2007 increased $5.8 million, or 21%, primarily attributable to increased securities lending activity resulting from the continuing integration of our securities lending system with our trading system and to higher interest rates on securities borrowed.

Market making non-interest expenses for the three months ended March 31, 2007 increased $10.8 million, or 16%, as compared to the three months ended March 31, 2006.  Of this increase, $8.0 million consisted of higher execution and clearing expenses, an increase of 18% the three months ended March 31, 2006, reflecting greater trading volume in the 2007 period.  As a percentage of total net revenues, market making non-interest expenses increased to 34% from 26% for the three month periods ended March 31, 2007 and 2006, respectively.

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months
	Ended March 31,
	2007	2006
Consolidated Statement of Income Data:	(in millions)
Revenues:
Commissions and execution fees	$56.3	$39.4
Interest income	59.8	29.7
Other income	20.0	16.2
Total revenues	136.1	85.3
Interest expense	41.6	20.1
Total net revenues	94.5	65.2
Non-interest expenses:
Execution and clearing	37.1	26.2
Employee compensation and benefits	9.2	7.0
Occupancy, depreciation and amortization	1.4	1.3
Communications	1.7	1.2
General and administrative	10.4	7.7
Total non-interest expenses	59.8	43.4
Income before income tax	34.7	21.8
Income tax expense	0.4	0.5
Net Income	$34.3	$21.3

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Electronic brokerage total net revenues for the three months ended March 31, 2007 increased $29.3 million, or 45%, to $94.5 million from $65.2 million during the three months ended March 31, 2006, primarily due to higher commissions and execution fees and net interest income, which increased $16.9 million, or 43%, and $8.6 million, or 90%, respectively.  These increases reflect strong growth in the number of new customer accounts and significantly higher customer trading activity combined with increases in customer cash and margin debit balances.  Total DARTs from cleared and execution-only customers for the three months ended March 31, 2007 increased 28% to 245,000 compared to 192,000 during the three months ended March 31, 2006.  DARTs from cleared customers for the three months ended March 31, 2007 increased 26% to 190,000 compared to 151,000 during the three months ended March 31, 2006.  Total customer account equity grew by 50% to $6.9 billion at March 31, 2007, from $4.6 billion at March 31, 2006.  The primary component of other income was payment for order flow received through programs administered by U.S. options exchanges and it was largely offset by payment for order flow expense.

Electronic brokerage non-interest expenses for the three months ended March 31, 2007 increased $16.4 million, or 38%, as compared to the three months ended March 31, 2006.  Of this increase, $10.9 million reflected a 42% increase in execution and clearing expenses from the three months ended March 31, 2006.  This increase was driven by higher customer trading volume, and greater payment for order flow expense incurred in order to attract volume.  As a percentage of total net revenues, non-interest expenses decreased to 63% from 67% for the three month periods ended March 31, 2007 and 2006, respectively, due to the scalability of our automated brokerage platform.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet.  The majority of our assets consist of exchange-listed marketable securities inventories, which are marked-to-market daily, and collateralized receivables arising from customer-related and proprietary securities transactions.  Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, customer margin loans and securities purchased under agreements to resell.  At March 31, 2007, total assets were $32.2 billion of which approximately $32.1 billion, or 99.5%, were considered liquid and consisted predominantly of marketable securities.

Daily monitoring of liquidity needs and available collateral levels is undertaken to help ensure that an appropriate liquidity cushion, in the form of unpledged collateral, is maintained at all times.  Our ability to quickly reduce funding needs by balance sheet contraction without adversely affecting our core businesses and to pledge additional collateral in support of secured borrowings is continuously evaluated to ascertain the adequacy of our capital base.

In order to provide additional liquidity and to further increase our regulatory capital reserves, we issue senior notes and we maintain a committed senior secured revolving credit facility from a syndicate of banks (see “Principal Indebtedness” below).  As of March 31, 2007, borrowings under these facilities totaled $304.6 million, which represented 9% of our total capitalization.  Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth.  Consolidated equity grew from $2.30 billion at March 31, 2006 to $2.97 billion at March 31, 2007, representing an increase of 29%.

Regulatory Capital Requirements

Our principal operating subsidiaries are subject to separate regulation and capital requirements in the United States and other jurisdictions.  Timber Hill LLC (“TH LLC”) and Interactive Brokers LLC (“IB LLC”) are registered U.S. broker—dealers and futures commission merchants, and their primary regulators include the SEC, the Commodity Futures Trading Commission, the Chicago Board Options Exchange, the Chicago Mercantile Exchange, the New York Stock Exchange, the National Association of Securities Dealers, Inc. and the National Futures Association.  Timber Hill Europe AG (“THE”), is registered to do business in Switzerland as a securities dealer and is regulated by the Swiss Federal Banking Commission.  Interactive Brokers (U.K.) Limited (“IBUK”) is subject regulation by the U.K. Financial Services Authority and our various other operating subsidiaries are similarly regulated. See the Notes to the unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our regulated subsidiaries.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Three months ended
	March 31,
	2007	2006
	(in millions)
Cash provided by operating activities	$216.6	$211.8
Cash used in investing activities	(13.5)	(26.7)
Cash used in financing activities	(263.7)	(174.1)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	(0.3)
Increase (decrease) in cash and cash equivalents	($61.5)	$10.7

Our cash flows from operating activities are largely a reflection of the size and composition of trading positions held by our market making subsidiaries, and of the changes in customer cash and margin debit balances in our electronic brokerage business.  Our cash flows from investing activities are primarily related to capitalizable internal software development; purchases and sales of memberships at exchanges where we trade; and, more recently, strategic investments in exchanges where such investments will enable us to offer better execution alternatives to our current and prospective customers, or create new opportunities for ourselves as market makers or where we can influence exchanges to provide competing products at better prices using sophisticated technology.  Our cash flows from financing activities are comprised of short-term borrowings, long-term borrowings and capital transactions.  Short-term borrowings from banks are part of our daily cash management in support of operating activities.  Long-term borrowings provide us with flexible sources of excess liquidity and regulatory capital, and they include a committed senior secured revolving credit facility from a syndicate of banks that was initiated in May 2006, and senior notes issued in private placements to certain qualified customers of IB LLC.

Three Months Ended March 31, 2007

Net cash provided by operating activities for the three months ended March 31, 2007 was $216.6 million.  The primary components of cash provided by operating activities were a decrease in trading assets of $1.05 billion, net of trading liabilities, reflecting normal changes in the makeup of market making positions; an increase of $443.9 million in payables to customers, net of receivables from customers, reflecting growth in customer cash balances; and net income of $184.2 million.  Sources of cash were offset by uses of cash which were primarily made up of a decrease of $1.03 billion in securities loaned which is reflective of the decrease in trading assets and greater equity capital; an increase of $316.0 million in cash and securities—segregated under federal and other obligations, reflecting growth in customer cash balances; and an increase of $181.3 million in other receivables, net of other payables, primarily from clearing organizations.

Net cash used for investing activities for the three months ended March 31, 2007 was $13.5 million.  During the first quarter of 2007, IB Exchange Corp., one of our subsidiaries, refinanced a maturing $10.0 million senior secured promissory note, loaned to W.R. Hambrecht + Co., Inc., and invested an additional $9.2 million as part of a three year senior secured promissory note and warrants to purchase common stock agreements totalling $19.2 million as of March 31, 2007.  See “Strategic Investments and Acquisitions” below for more information regarding the Hambrecht senior secured promissory notes and warrants to purchase common stock.  Additions to property and equipment were $4.0 million.

Net cash used in financing activities for the three months ended March 31, 2007 was $263.7 million, comprised of a decrease in net short-term borrowings of $243.2 million and distributions paid to members of $24.5 million.  Uses of cash were offset by sources of cash which were comprised of $112.8 million from the issuance of senior notes, offset by $108.8 million in senior note redemptions.

Three months Ended March 31, 2006

Net cash provided by operating activities for the three months ended March 31, 2006 was $211.8 million.  The primary components of cash provided by operating activities were net income of $206.2 million, an increase of $134.6 million in payables to customers, net of receivables from customers, reflecting growth in customer cash balances; and an increase of $104.9 million in other payables, primarily from clearing organizations.  Sources of cash were offset by uses of cash which were primarily made up of an increase of  $195.6 million in trading assets net of trading liabilities, reflecting normal changes in the makeup of market making positions; and an increase $141.6 million in cash and securities—segregated under federal and other obligations, reflecting growth in customer cash balances.

Net cash used for investing activities for the year ended March 31, 2006 was $26.7 million. Investments in OneChicago, LLC ($20.0 million), ISE Stock Exchange, LLC ($4.25 million) and additions to property and equipment of $2.4 million were the primary investing activities undertaken.

Net cash used in financing activities for the three months ended March 31, 2006 was $174.1 million, and was comprised of a decrease in net short-term borrowings of $118.1 million and distributions paid to members of $86.0 million.  Uses of cash were offset by sources of cash which comprised of $156.6 million from the issuance of senior notes, offset by $125.3 million in senior note redemptions.

Principal Indebtedness

IBG LLC is the borrower under a $300.0 million senior secured revolving credit facility and is the issuer of senior notes of which $150.0 million and $154.6 million were outstanding, respectively, as of March 31, 2007.

Senior Secured Revolving Credit Facility

On May 19, 2006, IBG LLC entered into a $300.0 million three-year senior secured revolving credit facility with JPMorgan Chase Bank, N.A. as administrative agent, Harris N.A., as syndication agent, and Citibank, N.A. and HSBC Bank USA National Association, as co-syndication agents. IBG LLC is the sole borrower under this credit facility, which is required to be guaranteed by IBG LLC’s domestic non-regulated subsidiaries (currently there are no such entities). The facility is secured by a first priority interest in all of the capital stock of each entity owned directly by IBG LLC (subject to customary limitations with respect to foreign subsidiaries). The facility may be used to finance working capital needs and general corporate purposes, including downstreaming funds to IBG LLC’s regulated broker-dealer subsidiaries as regulatory capital. This allows IBG LLC to take advantage of market opportunities when they arise, while maintaining substantial excess regulatory capital. The financial covenants contained in this credit facility are as follows:

•                  minimum net worth of $1.5 billion, with quarterly increases equal to 25% of positive consolidated income;

•                  maximum total debt to capitalization ratio of 30%;

•                  minimum liquidity ratio of 1.0 to 1.0; and

•                  maximum total debt to net regulatory capital ratio of 35%.

As of March 31, 2007, IBG LLC was in compliance with al of the covenants under this credit facility.

Senior Notes

IBG LLC periodically issues senior notes in private placements to certain qualified customers of IB LLC. IBG LLC uses the proceeds from sales of the senior notes to provide capital to IBG LLC’s broker-dealer subsidiaries in the form of subordinated loans and for other general purposes. The outstanding senior notes have a 7% per annum interest rate, and either a 15-month or an 18-month maturity.  IBG LLC may, solely at its option, redeem the senior notes at any time on or after a specified date in the third month or the sixth month, respectively, after the date on which the senior notes are issued and sold, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued interest.

At March 31, 2007 and December 31, 2006, IBG LLC had $154,604 and $150,598 of senior notes outstanding.  During the period from January 1 through May 31, 2007, total senior notes issued were $188,120, and senior notes, which were redeemed totaled $183,903.

The senior notes are secured, as is the senior secured revolving credit facility, by a first priority interest in all of the capital stock of each entity owned directly by IBG LLC (subject to customary limitations with respect to foreign subsidiaries).

The senior notes contain covenants that may limit IBG LLC’s ability to:

•             incur, or permit its subsidiaries to incur, additional indebtedness;

•             create, or permit its subsidiaries to create, liens on any capital stock or equity interests of its subsidiaries;

•             declare and pay dividends or make other equity distributions; and

•             consolidate, merge or sell all or substantially all of its assets.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware. These expenditure items are reported as property and equipment. Capital expenditures for property and equipment were $4.0 million and $2.4 million for the three month periods ended March 31, 2007 and 2006, respectively. We anticipate that our 2007 gross capital expenditures will approximate $20.0 million, including planned construction of a data center in Chicago, Illinois that will complement and back up our primary U.S. data center in Greenwich, Connecticut.  We expect our future capital expenditures to rise as we continue our focus on technology infrastructure initiatives in order to further enhance our competitive position. We anticipate that we will fund capital expenditures with cash from operations and cash on hand. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance.  If we pursue any strategic acquisitions, we may incur additional capital expenditures.

Seasonality

Our business is subject to seasonal fluctuations, reflecting varying numbers of market participants at times during the year and varying numbers of trading days from quarter to quarter, including declines in trading activity due to holidays. Typical seasonal trends may be superseded by market or world events, which can have a significant impact on prices and trading volume.

Strategic Investments and Acquisitions

We periodically engage in evaluations of potential strategic investments and acquisitions. In February and March 2007, IB Exchange Corp., one of our subsidiaries, completed the purchase of a total of $19.2 million of three year senior secured promissory notes issued by W.R. Hambrecht + Co., Inc., the parent of WR Hambrecht + Co, LLC and received warrants to purchase Class C Common Stock of W.R. Hambercht + Co., Inc. common stock.  As of  March 31, 2007 IB Exchange Corp. holds warrants to purchase approximately 25.5% of W.R. Hambrecht + Co. Inc.  In March 2006, IBG LLC invested $20.0 million in OneChicago LLC and $4.25 million in the ISE Stock Exchange, LLC.  We intend to continue making acquisitions on an opportunistic basis generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own. Currently, there are no definitive agreements with respect to any material acquisition.

Certain Information Concerning Off-Balance Sheet Arrangements

Our subsidiaries derive revenues from buying and selling a variety of financial instruments.  Certain of these instruments, including equity options and futures products, give rise to off-balance-sheet risk.  Risk arises from changes in the value of these contracts (market risk) and also from the potential inability of counterparties to perform under the terms of the contracts (credit risk).  Our market making subsidiaries rely upon proprietary computer systems that reevaluate our prices each second in order to minimize market risk inherent in their portfolios at any moment.  Credit risk is limited in that substantially all of the contracts entered into are settled directly at securities and commodities clearing houses or through member firms and banks with substantial financial and operational resources.  Such clearing firms and banks are subject to the rules and regulations of the various contract markets in which they operate.  Our subsidiaries’ exposure is also limited in most locations by the segregation of assets, which protects our subsidiaries in the event of a bankruptcy or other disruption of business at the clearing firm or bank.  Our subsidiaries also seek to control credit risk by following an established credit approval process prior to beginning business with a new counterparty.

Certain of our subsidiaries enter into securities purchased under agreements to resell transactions and securities sold under agreements to repurchase transactions (repos) in addition to securities borrowing and lending arrangements, all of which may result in credit exposure in the event the counterparty to a transaction is unable to fulfill its contractual obligations.  In accordance with industry practice, repos are collateralized by securities with a market value in excess of the obligation under the contract. Similarly, securities borrowed and loaned agreements are collateralized by deposits and receipts of cash.  Our subsidiaries attempt to minimize credit risk associated with these activities by monitoring collateral values on a daily basis and requiring additional collateral to be deposited with or returned to our subsidiaries when deemed necessary.

Securities sold but not yet purchased represent obligations of our subsidiaries to deliver the specified securities at the contracted price and, thereby, may create a liability to repurchase them in the market at prevailing prices.  Accordingly, these transactions result in off-balance-sheet risk as our subsidiaries’ repurchase of such securities may exceed the amount reported in our consolidated statement of financial condition.  Our continuous pricing and risk management systems are designed to minimize such risk on an overall portfolio basis.

Critical Accounting Policies

Valuation of Financial Instruments

Due to the nature of our operations, substantially all of our financial instrument assets, comprised of securities owned, securities purchased under agreements to resell, securities borrowed and receivables from brokers, dealers and clearing organizations are carried at fair value based on quoted market prices or are assets which are short-term in nature and are reflected at amounts approximating fair value.  Similarly, all of our financial instrument liabilities that arise from securities sold but not yet purchased, securities sold under agreements to repurchase, securities loaned and payables to brokers, dealers and clearing organizations are short-term in nature and are reported at quoted market prices or at amounts approximating fair value.  Our long and short positions are valued at either the last consolidated trade price or the last consolidated bid/offer mid-point (where applicable) at the close of regular trading hours, in the respective markets.  Given that we manage a globally integrated market making portfolio, we have large and substantially offsetting positions on securities that trade on different exchanges that close at different times of the trading day.  As a result, there may be large and anomalous swings in the value of our positions daily and, accordingly, in our earnings in any period.  This is especially true on the last business day of each calendar quarter, although such swings tend to come back into equilibrium on the first business day of the succeeding calendar quarter.

Redeemable Members’ Interests

Redeemable members’ interests represent member interests in IBG LLC that are entitled to share in the consolidated profits and losses of the Group.  IBG LLC is a private entity owned by the members holding such member interests.

IBG LLC has applied guidance within Emerging Issues Task Force (“EITF”) Topic D-98 “Classification and Measurement of Redeemable Securities,” which requires securities or equity interests of a company whose redemption is outside the control of the company to be classified outside of permanent capital in the statement of financial condition.  Historically, the member interests in IBG LLC could be redeemed by the members at book value at their option.  Because this redemption right is deemed to be outside of its control, IBG LLC has classified all members’ capital outside of permanent capital as redeemable members’ interests in the condensed consolidated statements of financial condition.

Prior to January 2, 2006, selected employees had been granted non-transferable fully vested member interests in IBG LLC.   Grants issued before January 1, 2006 were accounted for pursuant to Accounting Principles Board “APB” Opinion  No. 25, “Accounting for Stock Issued to Employees” and EITF Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FIN No. 44.”  IBG LLC recorded a fixed dollar amount of expense for member interest grants at the date of grant based on management’s estimate of fair value, which is book value (as defined in IBG LLC’s “Agreement as to Member Interest Purchase Rights”).  Member interests confer ownership rights in IBG LLC and entitle the holder to proportionate rights to future allocable profits and losses of IBG LLC.  Under the terms of the agreement, member-employees could only sell their interests back to IBG LLC at any time at book value.  Member interest grants were initially accounted for as liabilities until six months elapsed from the date of grant, at which time such liabilities were reclassified to redeemable members’ interests as members’ contributions.

We adopted the provisions of Statement of Financial Accounting Standards “SFAS” No. 123 (revised 2004), “Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation” as of January 1, 2006 “SFAS 123R”.  The Group continued to account for all grants of member interests granted subsequent to December 31, 2005 as liability awards.

Contingencies

Our policy is to estimate and accrue for potential losses that may arise out of litigation, regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated in accordance with Statement of Financial Accounting Standards SFAS No. 5, “Accounting for Contingencies.”  Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different.  Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience with and industry experience with similar cases and the opinions and views of internal and external legal counsel.  Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred.

IBG LLC has been, and we likely will be, from time to time subject to litigation and other legal proceedings.  As of March 31, 2007, certain subsidiaries of IBG LLC have been named parties to legal actions, which IBG LLC or such subsidiaries intend to defend vigorously.  Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on IBG LLC’s business or financial condition, but may have a material impact on the results of operations for a given period.  As of March 31, 2007, reserves provided for potential losses related to litigation matters were not material.  No such reserves were deemed necessary as of March 31, 2006.

Use of Estimates

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States.  In applying these principles, management is required to use certain assumptions and make estimates that could materially affect the reported amounts of assets, liabilities, revenues and expenses in the consolidated financial statements.  We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances.  These assumptions, estimates and/or judgments, however, are often subjective and our actual results may change based on changing circumstances or changes in our analyses.  If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.  These estimates are periodically reevaluated by management.  We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined).  Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years.  Adoption of SFAS No. 157 is not expected to have a material effect on our unaudited condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 is effective for financial statements issued for an entity’s first fiscal year beginning after November 15, 2007.  Adoption of SFAS No. 159 is not expected to have a material effect on our unaudited condensed consolidated financial statements.

Forward-Looking Statements

We have included in Parts I and II of this Quarterly Report on Form 10-Q, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical facts, including statements about our beliefs and expectations, are forward looking statements. Forward looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

Forward looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward looking statements also involve known and unknown risks and uncertainties, which could cause actual results that differ materially from those contained in any forward looking statement. Many of these factors are beyond our ability to control or predict. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to, those discussed under “Risk Factors” beginning on page 19 of the Prospectus.  Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we are under no obligation to publicly update or revise any forward looking statements after the date of this Quarterly Report on Form 10-Q.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks.  Our exposures to market risks arise from assumptions built into our pricing models, equity price risk, foreign currency exchange rate fluctuations related to our international operations, changes in interest rates which impact our variable-rate debt obligations, and risks relating to the extension of margin credit to our customers.

Pricing Model Exposure

Our strategy as a market maker is to calculate quotes a few seconds ahead of the market and execute small trades at tiny but favorable differentials as a result.  This is made possible by our proprietary pricing model, which continuously evaluates and monitors the risks inherent in our portfolio, assimilates market data and reevaluates the outstanding quotes in our entire portfolio each second.  Certain aspects of the model rely on historical prices of securities.  If the behavior of price movements of individual securities diverges substantially from what their historical behavior would predict, we might incur trading losses.  We attempt to limit such risks by diversifying our portfolio across many different options, futures and underlying securities and avoiding concentrations of positions based on the same underlying security.  Historically, our losses from these events have been immaterial in comparison to our annual trading profits.

Foreign Currency Exposure

As a result of our international market making activities and accumulated earnings in our foreign subsidiaries, our income and net worth is exposed to fluctuations in foreign exchange rates.  Our European operations and some of our Asian operations are conducted by our Swiss subsidiary, THE.  THE is regulated by the Swiss Federal Banking Commission as a securities dealer and its financial statements are presented in Swiss Francs.  Accordingly, THE is exposed to certain foreign exchange risks as described below:

•  THE buys and sells futures contracts and securities denominated in various currencies and carries bank balances and borrows and lends such currencies in its regular course of business.  At the end of each accounting period THE’s assets and liabilities are translated into Swiss Francs for presentation in its financial statements.  The resulting gains or losses are reported as translation gain or loss in THE’s income statement.  When we prepare our consolidated financial statements, THE’s Swiss Franc balances are translated into U.S. dollars for GAAP purposes.  THE’s translation gains or losses appear as such on IBG LLC’s income statement, included in trading gains.

•  THE’s net worth is carried on THE’s books in Swiss Francs in accordance with Swiss accounting standards.  At the end of each accounting period, THE’s net worth is translated at the then prevailing exchange rate into U.S. dollars and the resulting gain or loss is reported in our consolidated statement of financial condition as “other comprehensive income,” which is neither an income nor an expense item in our statement of income, in accordance with GAAP.

Historically, we have taken the approach of not hedging the above exposures, based on the notion that the cost of constantly hedging over the years would amount to more than the random impact of rate changes on our non-U.S. dollar balances.  For instance, an increase in the value of the Swiss Franc would be unfavorable to the earnings of THE but would be counterbalanced to some extent by the fact that the yearly translation gain or loss into U.S. dollars is likely to move in the opposite direction.

In late 2005, we began to expand our market making systems to incorporate cash forex and forex options in order to hedge our currency exposure at little or no cost.  In September 2006, we began hedging our currency exposure throughout the day on a continuous basis.  In connection with the development of our currency hedging strategy, we have determined to base our net worth in GLOBALs, where a GLOBAL is defined as consisting of 66 2/3 U.S. cents and 33 1/3 Euro cents.  With the growth of our international operations, we foresee including other currencies in our definition of the GLOBAL.  As our forex market making systems continue to develop, and as more exchanges trade more forex-based products electronically, we expect more trading volume to flow through this system and, accordingly, we expect to be able to manage the risks in forex in the same low cost manner as we currently manage the risks of our market making in equity-based products.

Interest Rate Risk

We had $150.0 million in variable-rate debt outstanding at March 31, 2007.  These debt obligations are subject to fluctuations in interest rates at the end of each borrowing term, which impact the amount of interest we must pay.  If variable interest rates were to increase by 1.0% per annum, the annual impact to our net income from debt obligations of this amount would be a reduction of $1.5 million.  Under our senior secured revolving credit facility, we have the ability to choose borrowing tenors from overnight to twelve months, which permits us to minimize the risk of interest rate fluctuations.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies.  We typically invest a portion of these funds in U.S. government treasury securities with maturities of up to three months.  If interest rates were to increase rapidly and substantially, in increments that were not reflected in the yields on these treasury securities, our net interest income from customer deposits would decrease.  An unexpected increase of 0.25% per annum would reduce our annual net interest income by approximately $1.4 million.

We also face substantial interest rate risk due to positions carried in our market making business to the extent that long or short stock positions may have been established for future or forward dates on options or futures contracts and the value of such positions are impacted by interest rates.  We hedge such risks by entering into interest rate futures contracts.  To the extent that these futures positions do not perfectly hedge this interest rate risk, our trading gains may be adversely affected.  The amount of such risk cannot be quantified.

Dividend Risk

We face dividend risk in our market making business as we derive significant revenues and incur significant expenses in the form of dividend income and expense, respectively, from our substantial inventory of equity securities, and must make significant payments in lieu of dividends on short positions in securities in our portfolio.  Projected future dividends are an important component of pricing equity options and other derivatives, and incorrect projections may lead to trading losses.  The amount of these risks cannot be quantified.

Margin Credit

We extend margin credit to our customers, which is subject to various regulatory requirements.  Margin credit is collateralized by cash and securities in the customers’ accounts.  The risks associated with margin credit increase during periods of fast market movements or in cases where collateral is concentrated and market movements occur.  During such times, customers who utilize margin credit and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of a liquidation.  We are also exposed to credit risk when our customers execute transactions, such as short sales of options and equities that can expose them to risk beyond their invested capital.

We expect this kind of exposure to increase with growth in our overall business.  Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations.  As of March 31, 2007, we had $1,077.8 million in margin credit extended to our customers.  The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices.  Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve.  As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

We have a comprehensive policy implemented in accordance with SRO standards to assess and monitor the suitability of investors to engage in various trading activities.  To mitigate our risk, we also continuously monitor customer accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us.

Our credit exposure is to a great extent mitigated by our policy of automatically evaluating each account throughout the trading day and closing out positions automatically for accounts that are found to be under-margined.  While this methodology is effective in most situations, it may not be effective in situations where no liquid market exists for the relevant securities or commodities or where, for any reason, automatic liquidation for certain accounts has been disabled.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

During the three months ended March 31, 2007, we detected a material weakness in our controls over financial reporting relating to the interpretation and application of generally accepted accounting principles.  Specifically, subsequent to the filing of our Registration Statement on Form S-1 on November 27, 2006, our management determined that there was an error in the classification of certain securities loaned fee income, securities borrowed fee expense and foreign currency translation.  These items have since been reclassified, as reflected in the consolidated financial statements included in Part 1, Item 1 of this Quarterly Report in Form 10-Q.  These changes did not have any impact on our net income, our consolidated statements of financial condition or our cash and cash equivalents.  The foregoing material weakness has been remediated.  Except as noted above, no change in our internal control over financial reporting occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably  likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under “Business—Legal Proceedings and Regulatory Matters” on pages 122 and 123 of our Prospectus filed with the SEC on May 4, 2007 relating to our Registration Statement on Form S-1 (File No. 333-138955).

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in under “Risk Factors” beginning on page 19 of our Prospectus filed with the SEC on May 4, 2007 relating to our Registration Statement on Form S-1 (File No. 333-138955).

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 9, 2007, IBG, Inc. closed its initial public offering of 40,000,000 shares of Class A Common Stock, par value $0.01 per share, pursuant to its Registration Statement on Form S-1 (SEC File No. 333-138955).  The Registration Statement was declared effective by the SEC on May 3, 2007.  The offering has terminated and all securities have been sold.  The lead placement agent was W.R. Hambrecht + Co, LLC.  Forty million shares were sold at an offering price of $30.01 per share, resulting in an aggregate offering price of $1,200.4 million.  The placement agency fee incurred in connection with the offering was $22.5 million.  The net proceeds from the offering after subtracting the placement agency fee were $1,177.9 million and were used to purchase 10% of the outstanding membership interests in IBG LLC from IBG Holdings LLC.   IBG Holdings LLC, in turn, used such sale proceeds to redeem, on a pro rata basis, IBG Holdings LLC membership interests held by its members, who included 66 IBG LLC employees (including the directors and executive officers set forth in the table below).   IBG, Inc. did not retain any of the proceeds from the initial public offering.

The following is a listing of IBG, Inc.’s directors and executive officers who received net proceeds from the offering, together with the percentage and dollar amount net proceeds to be received from the offering:

		% of Net	Amount
		Proceeds	(in
Name	Title	Received	millions)
Thomas Peterffy	Chairman of the Board of Directors, Chief Executive Officer and President	84.58%	$996.2
Earl H. Nemser	Vice Chairman and Director	1.19%	$14.0
Paul J. Brody	Chief Financial Officer, Treasurer, Secretary and Director	1.25%	$14.7
Thomas A. Frank	Executive Vice President and Chief Information Officer	3.15%	$37.1
Milan Galik	Senior Vice President, Software Development and Director	1.37%	$16.1

Directors and executive officers as a group		91.54%	$1,078.1

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

Stockholder Proposals

The following sets forth the procedures by which stockholders may recommend nominees to IBG, Inc.’s Board of Directors (the “Board of Directors”) and submit other stockholder proposals for consideration at annual and special meetings of the stockholders of IBG, Inc.  IBG, Inc. currently anticipates that the 2008 annual meeting of stockholders will be held in the spring of 2008.  Our Secretary must receive written notification of any proposal (including the nomination of any person to the Board of Directors) that a stockholder submits for inclusion in our proxy statement and proxy for the 2008 annual meeting of stockholders by no later than December 31, 2007, in accordance with the provisions of Rule 14A-8 under the Exchange Act.

Annual Meetings of Stockholders

In accordance with our  Bylaws, for nominations or other business to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of IBG, Inc. and any such proposed business other than the nominations of persons for election to the Board of Directors must constitute a proper matter for stockholder action.  To be timely, a stockholder’s notice shall be delivered to the Secretary at the principal executive offices of IBG, Inc. not less than one hundred and twenty (120) days prior to the date of IBG, Inc.’s proxy statement released to stockholders in connection with the preceding year’s annual meeting; provided, however, that if IBG, Inc. did not hold an annual meeting the preceding year or if the date of the annual meeting is changed by more than thirty (30) days from the date of the preceding year’s annual meeting, to be timely, notice by the stockholder must be delivered within a reasonable time before IBG, Inc. prints and sends its proxy materials in connection with the annual meeting.  In no event shall the adjournment of an annual meeting commence a new time period for the giving of a stockholder’s notice as described above.  Such stockholder’s notice shall set forth (A) as to each person whom the stockholder proposes to nominate for election or reelection as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act, in each case including any successor rule or regulation thereto, including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected; (B) as to any other business that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and of any beneficial owner on whose behalf the proposal is made; and (C) as to the stockholder giving the notice and any beneficial owner on whose behalf the nomination or proposal is made (1) the name and address of such stockholder, as they appear on IBG, Inc.’s books, and the name, address and phone number of such beneficial owner, (2) the number and class of shares of capital stock of IBG, Inc. which are owned beneficially and of record by such stockholder and such beneficial owner, (3) a description of any and all arrangements or understandings between such stockholder and such beneficial owner, (4) a representation that the stockholder is a holder of record of stock of IBG, Inc. entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to propose such business or nomination, and (5) a representation whether the stockholder or the beneficial owner, if any, intends or is part of a group which intends (A) to deliver a proxy statement and/or form of proxy to holders of at least the percentage of IBG, Inc.’s outstanding capital stock required to approve or adopt the proposal or elect the nominee and/or (B) otherwise to solicit proxies from stockholders in support of such proposal or nomination.  The foregoing notice requirements shall be deemed satisfied by a stockholder if the stockholder has notified IBG, Inc. of his or her intention to present a proposal at an annual meeting in compliance with Rule 14a-8 (or any successor thereof) promulgated under the Exchange Act and such stockholder’s proposal has been included in a proxy statement that has been prepared by IBG, Inc. to solicit proxies for such annual meeting.  IBG, Inc. may require any proposed nominee to furnish such other information as it may reasonably require to determine the eligibility of such proposed nominee to serve as a director of IBG, Inc.

In the event that the number of directors to be elected to the Board of Directors is increased and there is no public announcement made by IBG, Inc. naming all of the nominees for director or specifying the size of the increased Board of Directors at least one hundred and twenty (120) days prior to the date of IBG, Inc.’s proxy statement released to stockholders in connection with the preceding year’s annual meeting, a stockholder’s notice under this paragraph shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the Secretary at the principal executive offices of IBG, Inc. not later than the close of business on the tenth (10th) day following the day on which such public announcement is first made by IBG, Inc.

Special Meetings of Stockholders

In accordance with our Bylaws, only such business as shall have been brought before a special meeting of the stockholders pursuant to the notice or waiver of notice of the meeting shall be conducted at such meeting.  Nominations of persons for election to the Board of Directors may be made at a special meeting of stockholders at which directors are to be elected pursuant to the notice or waiver of notice of the meeting (A) by or at the direction of the Board of Directors or (B) provided that the Board of Directors has determined that directors shall be elected pursuant to IBG, Inc.’s notice of meeting, by any stockholder of IBG, Inc. who is entitled to vote at the meeting, who complies with the notice procedures set forth above for annual meetings and who is a stockholder of record at the time such notice is delivered to the Secretary of IBG, Inc.  Nominations by stockholders of persons for election to the Board of Directors may be made at such special meeting of stockholders if the stockholder’s notice shall be delivered to the Secretary at the principal executive offices of IBG, Inc. within a reasonable time before IBG, Inc. prints and sends its proxy materials in connection with such special meeting or the tenth (10th) day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting.

ITEM 6.  EXHIBITS

1.1

Placement Agency Agreement, dated as of May 3, 2007, by and among Interactive Brokers Group, Inc., IBG LLC, Thomas Peterffy, W.R. Hambrecht + Co., LLC, HSBC Securities (USA) Inc., Fox-Pitt, Kelton Incorporated, Sandler O’Neil + Partners, LP and E*Trade Securities LLC

10.1	Amended and Restated Operating Agreement of IBG LLC, dated as of May 3, 2007

10.2	Exchange Agreement, dated as of May 3, 2007, by and among Interactive Brokers Group, Inc., IBG Holdings LLC, IBG LLC and the members of IBG LLC

10.3	Tax Receivable Agreement, dated as of May 3, 2007, by and between Interactive Brokers Group, Inc. and IBG Holdings LLC

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERACTIVE BROKERS GROUP, INC.

/s/ Paul J. Brody
Name: Paul J. Brody
Title: Chief Financial Officer, Treasurer and Secretary
(Signing both in his capacity as a duly authorized officer and as principal financial officer of the registrant)

Date: June 15, 2007