Form 10-Q
period 2007-06-30
Interactive Brokers Group, Inc.
filed 2007-08-13
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐.

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

As of August 13, 2007, there were 40,187,953 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

INTERACTIVE BROKERS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Introductory Note

On May 3, 2007, Interactive Brokers Group, Inc., a Delaware corporation (“IBG, Inc.”), priced an initial public offering (the “IPO”) of shares of its Class A common stock, par value $0.01 per share (the “Common Stock”).  In connection with the IPO, IBG, Inc. purchased 10% of the membership interests in IBG LLC, a Connecticut limited liability company, from IBG Holdings LLC, a Delaware limited liability company, became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements.  Such transactions, collectively referred to herein as the “Recapitalization,” are described in greater detail in Note 4 to the unaudited condensed consolidated financial statements.

The unaudited condensed consolidated financial statements reflect the historical results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC since May 4, 2007.  Prior to May 4, 2007, the date of IBG, Inc.’s IPO, the unaudited condensed consolidated financial statements included herein represent the financial statements of IBG LLC and subsidiaries (the “Group”).  The historical unaudited condensed consolidated financial statements do not reflect what the financial position, results of operations or cash flows of IBG, Inc. or the Group would have been had these companies been stand-alone public companies for the periods presented.  Specifically, the historical financial statements of the Group do not give effect to the following matters:

•                  The Recapitalization;

•                  U.S. corporate federal income taxes; and

•                  Minority interest held by IBG Holdings LLC.

As a consequence, earnings per share information reported in the unaudited condensed consolidated  statements of income for the three months and six months ended June 30, 2007 reflect only the net income available for common stockholders for the period from May 4, 2007 through June 30, 2007, as detailed in Note 4.  The unaudited pro forma earnings per share data for the full three month and six month periods ended June 30, 2007 reported in Part 1, Item 2 of this Quarterly Report on Form 10-Q entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”  present earnings per share giving pro forma effect to income taxes and minority interest as if the Recapitalization and the IPO had been completed as of January 1, 2006 with respect to the unaudited condensed consolidated statements of income data.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	June 30,	December 31,
(in thousands)	2007	2006
Assets

Cash and cash equivalents	$868,586	$669,271
Cash and securities - segregated for regulatory purposes	4,416,956	3,111,795
Securities borrowed	8,117,883	10,479,231
Securities purchased under agreements to resell	—	97,740
Trading assets, at fair value:
Financial instruments owned	9,284,718	7,485,879
Financial instruments owned and pledged as collateral	5,597,448	8,331,923
	14,882,166	15,817,802
Other receivables:
Customers, less allowance for doubtful accounts of $969 at June 30, 2007 and $1,031 at December 31, 2006	1,295,173	848,448
Brokers, dealers and clearing organizations	3,474,928	856,957
Interest	73,520	62,772
	4,843,621	1,768,177
Other assets	415,611	136,502

Total assets	$33,544,823	$32,080,518

Liabilities, redeemable members’ interests and stockholders’ equity

Liabilities:
Trading liabilities - financial instruments sold but not yet purchased, at fair value	$15,938,278	$14,785,617
Securities loaned	5,184,986	8,026,468
Short-term borrowings	1,246,085	1,296,909
Other payables:
Customers	5,740,710	3,914,037
Brokers, dealers and clearing organizations	1,660,773	743,339
Payable to affiliate	211,095	-
Accounts payable, accrued expenses and other liabilities	173,872	161,812
Interest	51,801	49,821
	7,838,251	4,869,009
Senior notes payable	154,698	150,598
Senior secured credit facility	150,000	150,000
Minority interest	2,688,042	—

Commitments, contingencies and guarantees

Redeemable members’ interests, including accumulated other comprehensive income of $98,568	—	2,801,917

Stockholders’ equity, including accumulated other comprehensive income of ($114)	344,483	—

Total liabilities, redeemable members’ interests and stockholders’ equity	$33,544,823	$32,080,518

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except for shares or per share amounts, unless otherwise noted)	2007	2006	2007	2006
Revenues:

Trading gains	$150,298	$176,214	$349,101	$401,583
Commissions and execution fees	60,285	45,777	116,620	85,141
Interest income	205,091	160,489	389,610	292,564
Other income	22,605	21,009	47,293	46,573

Total revenues	438,279	403,489	902,624	825,861

Interest expense	143,547	112,701	277,083	206,504

Total net revenues	294,732	290,788	625,541	619,357

Non-interest expenses:
Execution and clearing	81,374	82,809	171,494	154,117
Employee compensation and benefits	28,880	27,120	61,674	55,807
Occupancy, depreciation and amortization	6,461	6,137	12,418	11,717
Communications	3,471	3,175	6,935	5,866
General and administrative	9,893	7,124	18,029	12,068

Total non-interest expenses	130,079	126,365	270,550	239,575

Income before income taxes and minority interest	164,653	164,423	354,991	379,782

Income tax expense	5,504	6,569	11,647	15,753
Minority interest subsequent to May 3, 2007	(84,006)	—	(84,006)	—

Net income	$75,143	$157,854	$259,338	$364,029

Net Income and earnings per share for the period from May 4, 2007 through June 30, 2007:

Net income available for common stockholders	$7,006		$7,006

Earnings per share (Note 4):
Basic	$0.17		$0.17
Diluted	$0.17		$0.17

Weighted average common shares outstanding:
Basic	40,188,053		40,188,053
Diluted	401,363,708		401,363,708

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(in thousands)	2007	2006
Cash flows from operating activities:
Net income	$7,006	$364,029
Adjustments to reconcile net income to net cash provided by in operating activities:
Translation (gains) losses	(26,444)	58,753
Deferred income taxes	5,467	—
Depreciation and amortization	5,951	6,745
Minority interest (income allocable to members of IBG LLC prior to May 4, 2007)	336,338	—
Employee stock plan compensation	5,640	—
(Gains) losses on non-trading investments, net	(5,491)	241
Other	497	37
Change in operating assets and liabilities:
Increase in cash and securities - segregated for regulatory purposes	(1,304,594)	(449,825)
Decrease (increase) in securities borrowed	2,423,299	(2,312,300)
Decrease (increase) in securities purchased under agreements to resell	97,740	(40,200)
Decrease (increase) in trading assets	1,086,858	(2,815,197)
Increase in receivables from customers	(446,575)	(319,496)
Increase in other receivables	(2,604,554)	(20,252)
(Increase) decrease in other assets	(262,821)	19,312
Increase in trading liabilities	1,015,317	2,522,969
(Decrease) increase in securities loaned	(2,888,476)	2,011,165
Increase in payable to customers	1,826,021	701,153
Increase in other payables	1,133,335	217,956
Net cash provided by (used in) operating activities	404,514	(54,910)
Cash flows from investing activities:
Purchase of investments	(9,678)	(24,250)
Purchase of IBG LLC historical member interests	(1,177,892)	—
Dividends received from IBG LLC	5,288	—
Purchase of property and equipment	(7,968)	(5,213)
Net cash used in investing activities	(1,190,250)	(29,463)
Cash flows from financing activities:
Net proceeds from issuance of Class A and Class B Common Stock	1,177,392	—
Dividends paid by IBG LLC prior to May 4, 2007	(158,500)	(119,000)
Issuance of senior notes	223,727	291,590
Redemptions from senior notes	(219,627)	(272,260)
Borrowings under senior secured credit facility	—	150,000
(Decrease) increase in short-term borrowings, net	(53,878)	179,735
Cash capital contribution to THE	3,882	—
Members’ contributions to IBG LLC	—	201
IBG LLC member interests redeeemed	—	(3,121)
Net cash provided by financing activities	972,996	227,145
Effect of exchange rate changes on cash and cash equivalents	12,055	19,918
Net increase in cash and cash equivalents	199,315	162,690
Cash and cash equivalents at beginning of period	669,271	408,232
Cash and cash equivalents at end of period	$868,586	$570,922
Supplemental disclosures of cash flow information:
Refinancing of bridge loan	$10,018	$—
Interest paid	$275,104	$188,760
Taxes paid	$1,285	$11,577

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Redeemable Members’ Interests and Stockholders’ Equity
Six months ended June 30, 2007

(Unaudited)

(in thousands, except for shares or per share amounts, unless otherwise noted)

		Common Stock					Accumulated	Total Stockholders’ Equity and
	Redeemable			Additional			Other	Redeemable
	Members’		Par	Paid-In-	Treasury	Retained	Comprehensive	Members’
	Interests	Shares	Value	Capital	Stock	Earnings	Income	Interests

Balance, January 1, 2007	$2,703,349						$98,568	$2,801,917
Comprehensive income through May 3, 2007:
Net Income	252,332							252,332
Cumulative translation adjustment							13,245	13,245
Dividends, through May 3, 2007	(158,500)							(158,500)
Adjustments to eliminate redeemable members’ interests and establish minority interest as of May 3, 2007, net	(2,797,181)						(100,632)	(2,897,813)

Adjustments to eliminate remaining accumulated other comprehensive income as of May 3, 2007, applied to additional paid in capital				$11,181			(11,181)	0
Net proceeds from issuance of Common Stock in IPO		40,000,000	$400	279,318				279,718
Issuance of Class B shares of common stock		100	—					—
Common Stock issued pursuant to stock plans		2,198,952	22	65,968				65,990
Treasury stock, unearned compensation		(2,198,952)			$(65,990)			(65,990)
Common Stock distributed to employees		187,953			5,640			5,640

Deferred tax benefit retained				37,252				37,252
IBG, Inc.’s allocable share of capital contribution to THE				3,882				3,882

Comprehensive income, after May 3, 2007:
Net income						$7,006		7,006
Cumulative translation adjustment, net of income taxes of ($114)						—	(196)	(196)
Total comprehensive income after May 3, 2007						7,006	$(196)	6,810

Balance, June 30, 2007	$0	40,188,053	$422	$397,601	$(60,350)	$7,006	$(196)	$344,483

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

1. Organization and Nature of Business

The accompanying unaudited condensed consolidated financial statements of Interactive Brokers Group, Inc. (“IBG, Inc.”), a Delaware holding company, include the financial results of IBG LLC and its operating subsidiaries (collectively, “IBG LLC” or the “Group”) for the periods reported. Subsequent to May 3, 2007, the statements reflect the consolidation of IBG, Inc.’s investment in IBG LLC.  On May 9, 2007, IBG, Inc. issued 40 million shares of its Class A common stock pursuant to a registered public offering (Note 4), and completed its purchase of a 10% interest in IBG LLC and became the sole managing member of the Group under the “Amended and Restated Operating Agreement of IBG LLC” dated May 3, 2007.  IBG, Inc. is a Delaware holding company whose primary operating asset is its ownership interest in IBG LLC.  IBG LLC, formerly known as Interactive Brokers Group LLC, is an automated global market maker and electronic broker specializing in routing orders and processing trades in securities, futures and foreign exchange instruments.

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

The Operating Companies are members of various securities and commodities exchanges in North America, Europe and the Asia/Pacific region.  Other than IB LLC, IBUK and IBC, the Operating Companies do not carry securities accounts for customers or perform custodial functions relating to customer securities.  IB LLC, a U.S. broker-dealer and futures commission merchant, conducts electronic brokerage services for customers. IB LLC carries customer securities and commodity accounts and is subject to the regulatory requirements of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the U.S. Commodities Exchange Act.

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of IBG, Inc. are presented in U.S. dollars and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting with respect to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in IBG, Inc.’s final prospectus filed with the SEC on May 4, 2007 (the “Prospectus”) for the offering of Class A common stock, par value $0.01 per share (the “Common Stock”).  See Note 4 to the unaudited condensed consolidated financial statements for information regarding the Recapitalization (as defined in Note 4) and the IPO.

The unaudited condensed consolidated financial statements as of December 31, 2006 and for the three and six month periods ended June 30, 2006 relate to IBG LLC and its subsidiaries.  The unaudited condensed consolidated statement of financial condition as of June 30, 2007 reflects the unaudited condensed consolidated statement of financial condition of IBG, Inc. and its subsidiaries.  The unaudited condensed consolidated statements of income for the three and six month periods ended June 30, 2007 and the unaudited condensed consolidated statement of cash flows for the six month period ended June 30, 2007, reflect the consolidated operating results and cash flows of IBG LLC and its subsidiaries prior to May 4, 2007 and, from May 4, 2007 through June 30, 2007 reflect the consolidated operating results and cash flows of IBG, Inc. and its subsidiaries.

The unaudited condensed consolidated financial statements do not reflect what the financial position, results of operations or cash flows of IBG, Inc. would have been had it been a stand-alone public company prior to May 4, 2007.  In addition, the results of operations for periods prior to the IPO on May 4, 2007 are not comparable to the results of operations for subsequent periods as these results of operations do not give effect to the following matters:

•                  The Recapitalization;

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands, except per share amounts or unless otherwise noted)

•                  U.S. corporate federal income taxes; and

•                  Minority interest held by IBG Holdings LLC.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all normal, recurring adjustments to present fairly IBG, Inc.’s financial position, results of operations and cash flows for the interim periods presented.  The consolidated results of operations and cash flows for the three month period ended June 30, 2007 are not necessarily indicative of the results to be expected for any future period or for the full year.  Gains and losses from foreign currency transactions are included in trading gains and losses where related to market making activities or in other income where related to electronic brokerage activities in the condensed consolidated statements of income.  Non-U.S. subsidiaries have a functional currency (i.e., the currency in which activities are primarily conducted) that is other than the U.S. dollar.  Such subsidiaries’ assets and liabilities are translated to U.S. dollars at period-end exchange rates, while revenues and expenses are translated at average exchange rates during the year.  Adjustments that result from translating amounts from a subsidiary’s functional currency to the U.S. dollar are reported in redeemable members’ interests as a component of accumulated other comprehensive income.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements and accompanying notes.  Estimates, by their nature, are based on judgment and available information.  Therefore, actual results could differ materially from those estimates.  Such estimates include the estimated fair value of financial instruments, the estimated useful lives of property and equipment, including capitalized internally developed software, compensation accruals, tax liabilities and estimated contingency reserves.

Fair Value

At June 30, 2007 and December 31, 2006, substantially all of IBG, Inc.’s assets and liabilities were carried at fair value or at amounts that approximate fair value.  The fair value amounts for financial instruments are disclosed in each respective note to the unaudited condensed consolidated financial statements.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries.  IBG, Inc. consolidates the Group’s consolidated financial statements and records as minority interest the interests in the Group that IBG, Inc. does not own.  The Group’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control.  All inter-company balances and transactions have been eliminated.  Pursuant to the revised Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” IBG, Inc. would also consolidate any Variable Interest Entities (“VIEs”) of which it is the primary beneficiary.  IBG, Inc. currently is not the primary beneficiary of any such entities and therefore no VIEs are included in the condensed consolidated financial statements.

Earnings Per Share

Earnings per share (“EPS”) is computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic earnings per share are calculated utilizing net income available for common stockholders commencing from May 4, 2007, the date of the IPO, and up until June 30, 2007, divided by the weighted average number of shares of Common Stock outstanding.  Diluted earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average percentage of IBG LLC interests owned by IBG, Inc. during the period to arrive at an amount of net income that would be available for common stockholders on an if-exchanged basis of all member interests in IBG LLC currently held by IBG Holdings LLC had been exchanged for Class A common stock.  This resulting net income is divided by the weighted average total number of shares of Common Stock that would be outstanding if such an exchange had occurred, and includes shares of Common Stock issued and issuable under the 2007 ROI Unit Stock Plan (Note 5).

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands, except per share amounts or unless otherwise noted)

Stock-Based Compensation

IBG, Inc. follows SFAS No. 123(R), “Share-Based Payment,” to account for its stock-based compensation plans.  SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.”  SFAS No. 123(R) requires all share-based payments to employees to be recognized in the financial statements using a fair value-based method.  As a result, IBG, Inc. expenses the fair value of stock granted to employees over the related vesting period.

Redeemable Members’ Interests

Prior to the IPO, the Group’s redeemable members’ interests represented member interests in IBG LLC that were entitled to share in the condensed consolidated profits and losses of the Group.  In connection with the Recapitalization, which is further described in Note 4, all existing member interests in the Group were exchanged for interests in IBG Holdings LLC.

IBG LLC had applied guidance within Emerging Issues Task Force (“EITF”) Topic D-98 “Classification and Measurement of Redeemable Securities,” which requires securities or equity interests of a company whose redemption is outside the control of the company to be classified outside of permanent capital in the statement of financial condition.  Historically, the member interests in IBG LLC could be redeemed by the members at book value at their option.  Because this redemption right was deemed to be outside of its control, IBG LLC classified all members’ capital outside of permanent capital as redeemable members’ interests in the unaudited condensed consolidated statements of financial condition.

Prior to January 2, 2006, selected employees had been granted non-transferable fully vested member interests in IBG LLC.  Grants issued before January 1, 2006 were accounted for pursuant to APB Opinion No. 25 and EITF Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FIN No. 44.”  IBG LLC recorded a fixed dollar amount of expense for member interest grants at the date of grant based on management’s estimate of fair value, which is book value (as defined in IBG LLC’s “Agreement as to Member Interest Purchase Rights”).  Member interests confer ownership rights in IBG LLC and entitle the holder to proportionate rights to future allocable profits and losses of IBG LLC.  Under the terms of the agreement, member-employees could only sell their interests back to IBG LLC at any time at book value.  Member interest grants were initially accounted for as liabilities until six months elapsed from the date of grant, at which time such liabilities were reclassified to redeemable members’ interests as members’ contributions.

The Group adopted the provisions of SFAS No. 123(R) as of January 1, 2006. The Group continued to account for all grants of member interests granted subsequent to December 31, 2005 as liability awards.

Cash and Cash Equivalents

IBG, Inc. defines cash equivalents as short-term, highly liquid securities and cash deposits with original maturities of three months or less, other than those used for trading purposes.  At June 30, 2007 and December 31, 2006, foreign currency owned of $545,432 and $279,501 is included in cash and cash equivalents and foreign currency sold of $4,488 and $11,837 is included in short-term borrowings, respectively, and are carried at fair value.

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

Securities Borrowed and Securities Loaned

Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require IBG, Inc. to provide counterparties with collateral, which may be in the form of cash, letters of credit, or other securities.  With respect to securities loaned, IBG, Inc. receives collateral, which may be in the form of cash or other securities in an amount generally in excess of the fair value of the securities loaned.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands, except per share amounts or unless otherwise noted)

IBG, Inc. monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as required contractually.  Receivables and payables with the same counterparty are not offset in the condensed consolidated statements of financial condition.  For these transactions, the fees received or paid by IBG, Inc. are recorded as interest income or interest expense in the condensed consolidated statements of income.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at contract value, plus accrued interest, which approximates fair value. IBG, Inc.’s policy is to obtain possession of collateral with a fair value equal to or in excess of the principal amount loaned under resale agreements.  To ensure that the fair value of the underlying collateral remains sufficient, this collateral is valued daily with additional collateral obtained or excess collateral returned, as required under contractual provisions.

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

IBG, Inc. also enters into cross-currency swap transactions.  These transactions, which are also reported on a trade date basis, are agreements to exchange a fixed amount of one currency for a specified amount of a second currency at the outset and at completion of the swap term.  Unrealized mark-to-market gains and losses on cross-currency swap transactions are reported as components of financial instruments owned or financial instruments sold, not yet purchased in the condensed consolidated statements of financial condition.  Net earnings or losses are reported as components of interest income in the condensed consolidated statements of income.

Customer Receivables and Payables

Customer securities transactions are recorded on a settlement date basis and customer commodities transactions are recorded on a trade date basis.  Receivables from and payables to customers include amounts due on cash and margin transactions, including futures contracts transacted on behalf of IBG, Inc.’s customers.  Securities owned by customers, including those that collateralize margin loans or other similar transactions, are not reported in the condensed consolidated statements of financial condition.

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from brokers, dealers and clearing organizations include amounts receivable for securities not delivered by IBG, Inc. to the purchaser by the settlement date (“fails to deliver”) and margin deposits.  Payables to brokers, dealers and clearing organizations include amounts payable for securities not received by IBG, Inc. from a seller by the settlement date (“fails to receive”).  Receivables and payables to brokers, dealers and clearing organizations also include amounts related to futures contracts executed on behalf of IBG, Inc.’s customers as well as net payables and receivables from unsettled trades.

Investments

IBG, Inc. makes certain strategic investments and accounts for these investments under the equity method of accounting.  Investments are accounted for under the equity method of accounting when IBG, Inc. has significant influence over the investee as required under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”  Investments accounted for under the equity method are recorded at the amount of IBG, Inc.’s investment and adjusted each period for IBG, Inc.’s share of the investee’s income or loss.  IBG, Inc.’s share of the income or losses from equity investments is reported as a component of other income in the condensed consolidated statements of income and IBG, Inc.’s equity investments, which are included in other assets in the condensed consolidated statements of financial condition, increase or decrease accordingly.  Distributions received from equity investees are recorded as reductions to the respective investment balance.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands, except per share amounts or unless otherwise noted)

A judgmental aspect of accounting for investments is evaluating whether an other-than-temporary decline in the value of an investment has been sustained.  The evaluation of an other-than-temporary impairment is dependent on specific quantitative and qualitative factors and circumstances surrounding an investment, including recurring operating losses, credit defaults and subsequent rounds of financing.  As none of IBG, Inc.’s investments have readily determinable market values, the primary factor considered by management in assessing if an other-than-temporary impairment of value has occurred is the financial condition of the investee company.  All investments are reviewed for changes in circumstances or occurrence of events that suggest IBG, Inc.’s investment may not be recoverable.  If an unrealized loss on any investment is considered to be other than temporary, the loss is recognized in the period the determination is made.

IBG, Inc. also holds exchange memberships and investments in equity securities of certain exchanges as required to qualify as a clearing member.  Such investments are recorded at cost or, if an other-than-temporary impairment in value has occurred, at a value that reflects management’s estimate of the impairment, and are included in other assets in the unaudited condensed consolidated statements of financial condition.  Dividends are recognized as a component of other income as such dividends are received.

Property and Equipment

Property and equipment consist of purchased technology hardware and software, internally developed software, leasehold improvements and office furniture and equipment.  Property and equipment are recorded at historical cost, less accumulated depreciation and amortization.  Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred.  Depreciation and amortization are computed using the straight-line method.  Equipment is depreciated over the estimated useful lives of the assets, while leasehold improvements are amortized over the lesser of the estimated economic useful life of the asset or the term of the lease, generally three to seven years.  Computer equipment is depreciated over three to five years and office furniture and equipment are depreciated over five to seven years.  Qualifying costs for internally developed software are capitalized and amortized over the expected useful life of the developed software, not to exceed three years.

Comprehensive Income

Comprehensive income consists of two components: net income and other comprehensive income.  Other comprehensive income refers to revenues, expenses, gains and losses that are included in stockholders’ equity (or in redeemable members’ interests prior to the IPO) but are excluded from net income.  IBG, Inc.’s other comprehensive income is comprised of foreign currency translation adjustments.

The local currency is designated as the functional currency for IBG, Inc.’s international operating companies. Accordingly, assets and liabilities are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the period.  Translation gains and losses, from market making activities, are included in trading gains in the accompanying condensed consolidated statements of income.  Adjustments that result from translating amounts from a subsidiary’s functional currency are reported as a component of stockholders’ equity (or in redeemable members’ interests prior to the IPO).

Revenue Recognition

— Trading Gains

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

— Commissions and Execution Fees

Commissions charged for executing and clearing customer transactions are accrued on a trade date basis and are reported as commissions and execution fees in the condensed consolidated statements of income, and the related expenses are reported as execution and clearing expenses, also on a trade date basis.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands, except per share amounts or unless otherwise noted)

Income Taxes

IBG, Inc. accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of assets and liabilities, and FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”.  FIN No. 48 clarifies the accounting for uncertainty of income tax positions recognized in financial statements in accordance with SFAS No. 109.  FIN No. 48 prescribes a “more likely than not” threshold and measurement attribute for recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in an income tax return.  Timber Hill (U.K.) Limited, an indirect subsidiary of IBG LLC (“THUK”) formerly conducted market making activity for the Group in the United Kingdom (“U.K.”) and in Italy, but ceased operating in the U.K. in 2001.  Due to the transfer of THUK’s operations from the U.K. to Switzerland, its income for the period 2002 to 2004 was not taxable in the U.K., but was instead taxable in Switzerland.  As of June 30, 2007, IBG, Inc. has recorded net refundable income taxes of $10,685, including net interest receivable of $959, representing the net of amounts refundable by the U.K. Inland Revenue and payable to the Swiss tax authorities for such periods as the result of income taxes previously overpaid to the U.K. Inland Revenue.  The income tax provision for the three months ended June 30, 2007 includes IBG, Inc.’s proportionate share of these refundable income taxes.

The Group historically operated in the United States as a limited liability company that was treated as a partnership for U.S. federal income tax purposes.  Accordingly, the Group’s income was not subject to U.S. federal income taxes.  Taxes related to income earned by partnerships represent obligations of the individual partners.  Income taxes shown in the Group’s historical unaudited condensed consolidated statements of income have been primarily attributable to taxes incurred in non-U.S. entities.  State and local income taxes reported in the condensed consolidated statements of income represent taxes assessed by jurisdictions that do not recognize the Group’s limited liability company status.  Outside the United States, the Group principally operates through subsidiary corporations and is subject to local income taxes.  Foreign income taxes paid on dividends received are also reported as income taxes.

Subsequent to the IPO, income taxes have been provided for IBG, Inc.’s proportionate share of the Group’s income that is subject to Federal and state income taxes.  IBG, Inc. recognizes interest related to income tax matters as interest income or expense and penalties related to income tax matters as income tax expense.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined).  Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years.  Adoption of SFAS No. 157 is not expected to have a material effect on IBG, Inc.’s unaudited condensed consolidated statements of financial condition, income or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 is effective for financial statements issued for an entity’s first fiscal year beginning after November 15, 2007.  Adoption of SFAS No. 159 is not expected to have a material effect on IBG, Inc.’s unaudited condensed consolidated statements of financial condition, income or cash flows.

3. Trading Activities and Related Risks

IBG, Inc.’s trading activities include providing securities market maker and brokerage services.  Trading activities expose IBG, Inc. to market and credit risks.  These risks are managed in accordance with established risk management policies and procedures.  To accomplish this, management has established a risk management process that includes:

•                  A regular review of the risk management process by executive management as part of its oversight role;

•                  Defined risk management policies and procedures supported by a rigorous analytic framework; and

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands, except per share amounts or unless otherwise noted)

•                  Articulated risk tolerance levels as defined by executive management that are regularly reviewed to ensure that IBG, Inc.’s risk-taking is consistent with its business strategy, capital structure, and current and anticipated market conditions.

Market Risk

IBG, Inc. is exposed to various market risks.  Exposures to market risks arise from equity price risk, foreign currency exchange rate fluctuations and changes in interest rates which impact our variable rate debt obligations.

IBG, Inc. seeks to mitigate market risk associated with trading inventories by employing hedging strategies that correlate rate, price and spread movements of trading inventories and related financing and hedging activities.  IBG, Inc. uses a combination of cash instruments and exchange traded derivatives to hedge its market exposures.  The following discussion describes the types of market risk faced:

Equity Price Risk

Equity price risk arises from the possibility that equity security prices will fluctuate, affecting the value of equity securities and other instruments that derive their value from a particular stock, a defined basket of stocks, or a stock index.  IBG, Inc. is subject to equity price risk primarily in securities owned and securities sold, not yet purchased.  IBG, Inc. attempts to limit such risks by diversifying its portfolio across many different options, futures and underlying securities and avoiding concentrations of positions based on the same underlying security.

Currency Risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments.  Exchange rate contracts include cross-currency swaps and currency futures contracts.  Currency swaps are agreements to exchange future payments in one currency for payments in another currency.  These agreements are used to effectively convert assets or liabilities denominated in different currencies.  Currency futures are contracts for delayed delivery of currency at a specified future date.  IBG, Inc. uses currency swaps to manage the levels of its non-U.S. dollar currency balances and currency cash and futures to hedge its global exposure.

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect the value of financial instruments. IBG, Inc. is exposed to interest rate risk on variable-rate debt, cash and margin balances and positions carried in equity securities, options and futures.  These risks are managed through investment policies and by entering into interest rate futures contracts.

Credit Risk

IBG, Inc. is exposed to risk of loss if an individual, counterparty or issuer fails to perform its obligations under contractual terms (“default risk”).  Both cash instruments and derivatives expose IBG, Inc. to default risk.  IBG, Inc. has established policies and procedures for mitigating credit risk on principal transactions, including reviewing and establishing limits for credit exposure, maintaining collateral, and continually assessing the creditworthiness of counterparties.

In the normal course of business, IBG, Inc. executes, settles and finances various customer securities transactions. Execution of these transactions includes the purchase and sale of securities by IBG, Inc. that exposes IBG, Inc. to default risk arising from the potential that customers or counterparties may fail to satisfy their obligations.  In these situations, IBG, Inc. may be required to purchase or sell financial instruments at unfavorable market prices to satisfy obligations to customers or counterparties.  IBG, Inc. seeks to control the risks associated with its customer margin activities by requiring customers to maintain collateral in compliance with regulatory and internal guidelines.

Liabilities to other brokers and dealers related to unsettled transactions (i.e., securities failed-to-receive) are recorded at the amount for which the securities were purchased, and are paid upon receipt of the securities from other brokers or dealers. In the case of aged securities failed-to-receive, IBG, Inc. may purchase the underlying security in the market and seek reimbursement for any losses from the counterparty.

IBG, Inc. enters into securities purchased under agreements to resell and securities sold under agreements to repurchase transactions (“repos”) in addition to securities borrowing and lending arrangements, all of which may result in credit

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands, except per share amounts or unless otherwise noted)

exposure in the event the counterparty to a transaction is unable to fulfill its contractual obligations.  In accordance with industry practice, repos are collateralized by securities with a market value in excess of the obligation under the contract. Similarly, securities borrowed and loaned agreements are collateralized by deposits of cash.  IBG, Inc. attempts to minimize credit risk associated with these activities by monitoring collateral values on a daily basis and requiring additional collateral to be deposited with or returned to IBG, Inc. when deemed necessary.

Concentrations of Credit Risk

IBG, Inc.’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions.

Off-Balance Sheet Risks

IBG, Inc. may be exposed to a risk of loss not reflected in the condensed consolidated financial statements for certain derivative instruments, including equity options and futures products and for securities sold, but not yet purchased, which represent obligations of IBG, Inc. to deliver specified securities at contracted prices, which may create a liability to repurchase them in the market at prevailing prices.  Accordingly, these transactions result in off-balance sheet risk as IBG, Inc.’s cost to liquidate such securities and futures contracts may exceed the amount reported in IBG, Inc.’s condensed consolidated statements of financial condition.

4. Initial Public Offering and Recapitalization

On May 3, 2007, IBG, Inc. priced its initial public offering of shares of Common Stock.  In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements.  Such transactions are collectively referred to herein as the “Recapitalization.” Class B common stock, wholly owned by IBG Holdings LLC, has voting rights in proportion to its ownership of IBG LLC, 89.5079% as of June 30, 2007.

The unaudited condensed consolidated financial statements reflect the historical results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC from and after May 4, 2007.  Prior to May 4, 2007, the unaudited condensed consolidated financial statements included herein represent the consolidated financial statements of the Group.  The historical unaudited condensed consolidated financial statements do not reflect what the financial position, results of operations or cash flows of IBG, Inc. or the Group would have been had these companies been stand-alone public companies for the periods presented.  Specifically, the historical financial statements of the Group do not give effect to the following matters:

•                  The Recapitalization;

•                  U.S. corporate federal income taxes, since the Group operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes.  Historically, the Group’s income was not subject to U.S. federal income taxes.  Taxes related to income earned by partnerships represent obligations of the individual partners.  Prior to May 4, 2007, income taxes reported on the unaudited condensed consolidated statements of income were primarily attributable to taxes incurred by non-U.S. entities.  Outside the United States, the Group principally operates through subsidiary corporations and is subject to local income taxes.  Foreign income taxes paid on dividends received are also reported as income taxes.  Prior to May 4, 2007, state and local income taxes reported in the unaudited condensed consolidated statements of income represent taxes assessed by jurisdictions that do not recognize the Group’s limited liability company status.  Subsequent to the IPO, the unaudited condensed consolidated financial statements of IBG, Inc. include U.S. federal and state income taxes on its allocable share of the results of operations of the Group, giving effect to the post-IPO structure; and

•                  Minority interest reflecting IBG Holdings LLC’s ownership of approximately 90% of the IBG LLC membership interests outstanding immediately after the IPO.

Interactive Brokers Group, Inc. and Subsidiaries

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

Recapitalization

Immediately prior to and immediately following the consummation of the IPO, IBG, Inc., IBG Holdings LLC, IBG LLC and the members of IBG LLC consummated a series of transactions collectively referred to herein as the “Recapitalization.” In connection with the Recapitalization, IBG, Inc., IBG Holdings LLC and the historical members of IBG LLC entered into an exchange agreement, dated as of May 3, 2007 (the “Exchange Agreement”), pursuant to which the historical members of IBG LLC received membership interests in IBG Holdings LLC in exchange for their membership interests in IBG LLC.  Additionally, IBG, Inc. became the sole managing member of IBG LLC.

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

The Exchange Agreement also provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from IBG Holdings LLC, which is expected to result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own.  On an annual basis, holders of IBG Holdings LLC member interests will be able to request redemption of such member interests over an eight (8) year period following the initial public offering; 12.5% annually for seven (7) years and 2.5% in the eighth year.  The primary manner in which the redemption price is expected to be paid is from the proceeds from sales of additional shares of Common Stock.  Three hundred sixty (360) million shares of authorized Common Stock have been reserved for such future sales.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc. the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests.  A deferred tax asset of $248,347 was recorded as of the IPO date, to be amortized as additional deferred income tax expense over 15 years.  IBG, Inc. also entered into an agreement (the “Tax Receivable Agreement”) with IBG Holdings LLC to pay IBG Holdings LLC (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of the tax basis increase.  As of the IPO date, a payable to IBG Holdings LLC of $211,095 was recorded by IBG, Inc.  Amounts payable under the Tax Receivable Agreement are subject to repayment to IBG Holdings LLC annually upon the filing of IBG, Inc.’s federal income tax return.  The remaining 15%, $37,252, has been accounted for as a permanent increase to additional paid in capital in the unaudited condensed consolidated statement of financial condition.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands, except per share amounts or unless otherwise noted)

Earnings per Share

Historical earnings per share information is not applicable for reporting periods prior to the consummation of the IPO.  Net income available for common stockholders of $7,006 is the net income earned by IBG, Inc. on its 10.4921% interest in the Group for the period from May 4, 2007 through June 30, 2007, net of the provision for income taxes for the period.

The Company’s net income for the three month and six month periods ended June 30, 2007 consists of the following:

	Three Month Period Ended June 30, 2007	Six Month Period Ended June 30, 2007
Net income allocable to members of IBG LLC (for the period January 1, 2007 through May 3, 2007)	$68,137	$252,332

Net income available for common stockholders (for the period May 4, 2007 through June 30, 2007)	7,006	7,006

	$75,143	$259,338

The below table contains a reconciliation of net income before minority interest to net income available for common stockholders:

	Three Month Period Ended June 30, 2007	Six Month Period Ended June 30, 2007
Income before income taxes	$164,653	$354,991
Income tax expense	5,504	11,647

Net income before minority interest	159,149	343,344

Net income allocable to members of IBG LLC (for the period January 1, 2007 through May 3, 2007)	(68,137)	(252,332)

Minority interest subsequent to May 3, 2007	(84,006)	(84,006)

Net income available for common stockholders	$7,006	$7,006

The calculation of basic and diluted earnings per share is described below:

Basic earnings per share are calculated utilizing net income available for common stockholders commencing from May 4, 2007, divided by the weighted average number of shares of Common Stock outstanding during the period from May 4, 2007 through June 30, 2007:

Period from May 4, 2007 through June 30, 2007
Basic earnings per share:

Net income available for common stockholders	$7,006

Weighted average shares of common stock outstanding:
Class A	40,187,953
Class B	100

40,188,053

Basic earnings per share	$0.17

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands, except per share amounts or unless otherwise noted)

Diluted earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average percentage of IBG LLC interests owned by IBG, Inc. (10.4921%) during the period to arrive at an amount of net income that would be available for common stockholders on an if-exchanged basis if all member interests in IBG LLC currently held by IBG Holdings LLC had been exchanged for Common Stock.  This resulting net income is divided by the weighted average total number of shares of Common Stock that would be outstanding if such an exchange had occurred, and includes shares of Common Stock issued and issuable pursuant to the 2007 ROI Unit Stock Plan (Note 5).

Period from May 4, 2007 through June 30, 2007
Diluted earnings per share:

Net income available for common stockholders	$66,774

Weighted average shares of common stock outstanding:
Class A:
Issued and outstanding	40,187,953
Assumed issuance in exchange for remaining interests in IBG LLC	360,000,000
Issuable pursuant to 2007 ROI Unit Stock Plan	1,175,655
Class B	100

401,363,708

Diluted earnings per share	$0.17

5. Employee Incentive Plans

Return on Investment Dollar Units (“ROI Dollar Units”)

From 1998 through January 1, 2006, IBG LLC granted all non-member employees ROI Dollar Units, which are redeemable under the amended provisions of the plan, and in accordance with regulations issued by the Internal Revenue Service (Section 409A of the Internal Revenue Code).  Upon redemption, the grantee is entitled to accumulated earnings on the face value of the certificate, but not the actual face value.  For grants made in 1998 and 1999, grantees may redeem the ROI Dollar Units after vesting on the fifth anniversary of the date of their grant and prior to the tenth anniversary of the date of their grant.  For grants made between January 1, 2000 and January 1, 2005, grantees must elect to redeem the ROI Dollar Units upon the fifth, seventh or tenth anniversary date.  These ROI Dollar Units will vest upon the fifth anniversary of the date of their grant and will continue to accumulate earnings until the elected redemption date.  For grants made on or after January 1, 2006, all ROI Dollar Units shall vest on the fifth anniversary date of their grant and will be automatically redeemed.  Subsequent to the IPO, no additional ROI Dollar Units will be granted and non-cash compensation to employees will consist primarily of grants of shares of Common Stock as described below under “2007 Stock Incentive Plan.”

As of June 30, 2007 and December 31, 2006, payables to employees for ROI Dollar Units were $17,366 and $39,644, respectively, of which $7,245 and $14,003, respectively, were vested.  These amounts are included in accounts payable, accrued expenses and other liabilities in the unaudited condensed consolidated statements of financial condition. Compensation expense for the ROI Dollar Unit plan, included in the unaudited condensed consolidated statement of income, was $3,486 for the six months ended June 30, 2007.

2007 ROI Unit Stock Plan

In connection with the IPO, IBG, Inc. adopted the Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan (the “ROI Unit Stock Plan”).  Under this plan, certain employees who held ROI Dollar Units, at the employee’s option, elected to invest their ROI Dollar Unit accumulated earnings as of December 31, 2006 in shares of Common Stock.  1,271,009 shares of Common Stock, with a fair value at the date of grant of $38,143, were issued to IBG LLC, to be held as Treasury stock, and were distributed or are distributable to employees pursuant to the 2007 ROI Unit Stock Plan in accordance with the following schedule, subject to the conditions below:

•                  10% on the date of the IPO (or on the first anniversary of the IPO, in the case of U.S. ROI Unit holders who made the

Interactive Brokers Group, Inc. and Subsidiaries

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

Of the fair value at the date of grant, $17,806 represented the accumulated ROI Dollar Unit value elected to be invested by employees in Common Stock and such amount was accrued for as of December 31, 2006.  The remainder will be ratably accrued as compensation expense by the Group from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule.  Compensation expense for the 2007 ROI Unit Stock Plan included in the unaudited condensed consolidated statement of income subsequent to the IPO through June 30, 2007 was $254.

2007 Stock Incentive Plan

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

The Stock Incentive Plan provides that, upon a change in control, the Compensation Committee may, at its discretion, fully vest any granted but unissued shares of Common Stock awarded under the Stock Incentive Plan, or provide that any such granted but unissued shares of Common Stock will be honored or assumed, or new rights substituted therefore by the new employer on a substantially similar basis and on terms and conditions substantially comparable to those of the Stock Incentive Plan.

IBG, Inc. granted awards of 927,943 shares of Common Stock, with a fair value at the date of grant of $27,847, in connection with the IPO and is expected to continue to grant awards on or about January 1 of each year following the IPO, to eligible employees as part of an overall plan of equity compensation. The shares of Common Stock granted at the time of the IPO were issued to IBG LLC, to be held as Treasury Stock, and were distributed or will be distributable to employees in accordance with the following schedule:

•                  10% on the date of the IPO; and

•                  an additional 15% on each of the first six anniversaries of the date of the IPO, assuming continued employment with IBG, Inc. and compliance with non-competition and other applicable covenants.

Of the fair value at the date of grant, $14,674 represented compensation accrued as of December 31, 2006 to former members of IBG LLC, with the remainder to be ratably accrued as compensation expense by the Group from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule.  Compensation expense for the Stock Incentive Plan included in the unaudited condensed consolidated statement of income subsequent to the IPO through June 30, 2007 was $329.

Estimated future grants under the Stock Incentive Plan will be accrued for ratably during each year under the SFAS No. 123(R) “Graded Vesting” method.  Compensation expense recognized in the unaudited condensed consolidated statement of income for the six months ended June 30, 2007, including amounts accrued under pre-IPO incentive plan formulas, for grants to be awarded on or about January 1, 2008, was $10,986, which represents approximately 100% of the expected 2007 annual expense for these future grants.  Of this amount, $1,519 was recorded subsequent to the IPO through June 30, 2007.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands, except per share amounts or unless otherwise noted)

The following is a summary of all Stock Plan activity for the period from May 4, 2007 through June 30, 2007:

	2007 Stock Incentive Plan Shares	2007 ROI Unit Stock Plan Shares
Balance, May 3, 2007	—	—
Granted	927,943	1,271,009
Forfeited	—	—
Distributed to employees	(92,599)	(95,354)
Balance, June 30, 2007	835,344	1,175,655

Redeemable Members’ Interests

Prior to January 2, 2006, selected employees had been granted non-transferable member interests in IBG LLC, which conferred ownership rights in IBG LLC and entitled the holders to their proportionate share of the consolidated profits and losses of IBG LLC based on their holding percentages beginning on the date of the grant.

As more fully described in Note 4, in connection with the Recapitalization and the Exchange Agreement, the historical members of IBG LLC received membership interests in IBG Holdings LLC in exchange for their membership interests in IBG LLC and, in connection with the consummation of the IPO, IBG Holdings LLC used the net proceeds to redeem 10% of members’ interests in IBG Holdings LLC in proportion to their interests.  The Exchange Agreement also provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from IBG Holdings LLC, which is expected to result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own.

The “Agreement as to Member Interest Purchase Rights” (the “Agreement”) historically gave IBG LLC the right to repurchase any member’s interests at its discretion at any time which, in particular, was triggered by the termination of employment of a member-employee, and also permitted members to sell their interests back to IBG LLC at any time, in every case for an amount equal to management’s estimate of fair value, which is book value as defined in the Agreement.  Because IBG LLC places a high value on the retention of its key employees, payment for a portion of redeemed interests was contingent on a post-redemption consulting services requirement that, among other conditions, required that a member-employee not compete with IBG LLC in any area of its businesses for five years following the date of redemption. In order to enforce these terms, payment for one-half of the redeemed interests was, under normal conditions, made within five months after the redemption date.  Payment for the remaining one-half of the redeemed interests was made five years hence, subject to satisfaction of the consulting services and non-compete provisions of the Agreement.  IBG LLC had recognized compensation expense equal to the granted interest by the time of grant.  If and when the terms of the five-year consulting and non-compete period were satisfied, IBG LLC recorded a distribution of redeemable members’ interests at such time as the remaining payment was made to the member-employee.  Should any portion of a member-employee’s interests be forfeited, such forfeited member interests would be redistributed among the remaining members in proportion to their holding percentages.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands, except per share amounts or unless otherwise noted)

6. Financial Instruments Owned and Sold, But Not Yet Purchased, at Fair Value

Financial instruments owned and sold, but not yet purchased consisted of securities, at quoted market prices, as follows:

	June 30, 2007		December 31, 2006
		Sold, But Not		Sold, But Not
	Owned	Yet Purchased	Owned	Yet Purchased

Stocks	$8,416,400	$9,546,096	$10,596,252	$9,761,798
Options	5,857,931	6,390,305	4,597,737	5,022,253
U.S. and foreign government obligations	492,619	—	494,362	—
Warrants	65,649	—	83,322	—
Corporate bonds	4,178	64	4,862	54
Discount certificates	42,985	—	41,040	1,408
Currency forward contracts	2,404	1,813	227	104

	$14,882,166	$15,938,278	$15,817,802	$14,785,617

7. Commitments, Contingencies and Guarantees

Litigation

IBG, Inc. is subject to certain pending and threatened legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages.  IBG, Inc. cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement.  Consequently, IBG, Inc. cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred.  In the opinion of management, after consultation with counsel, the resolution of all ongoing legal proceedings will not have a material adverse effect on the condensed consolidated financial condition, results of operations or cash flows of IBG, Inc.  IBG, Inc. accounts for potential losses related to litigation in accordance with SFAS No. 5 “Accounting for Contingencies.” As of June 30, 2007 and December 31, 2006, reserves provided for potential losses related to litigation matters were not material.

Guarantees

Certain of the Operating Companies provide guarantees to securities clearing houses and exchanges which meet the accounting definition of a guarantee under FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  Under the standard membership agreement, members are required to guarantee collectively the performance of other members.  Under the agreements, if another member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls.  In the opinion of management, the Operating Companies’ liability under these arrangements is not quantifiable and could exceed the cash and securities they have posted as collateral.  However, the potential for these Operating Companies to be required to make payments under these arrangements is remote.  Accordingly, no contingent liability is carried on the unaudited condensed consolidated statements of financial condition for these arrangements.

In connection with its retail brokerage business, IB LLC performs securities and commodities execution, clearance and settlement on behalf of its customers for whom it commits to settle trades submitted by such customers with the respective clearing houses.  If a customer fails to fulfill its obligation, IB LLC must fulfill the customer’s obligation with the trade counterparty.

IB LLC is fully secured by assets in customers’ accounts and any proceeds received from securities and commodities transactions entered into by IB LLC on behalf of customers.  No contingent liability is carried on the unaudited condensed consolidated statements of financial condition for these fully collateralized transactions.

Interactive Brokers Group, Inc. and Subsidiaries

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

8.  Segment and Geographic Information

IBG, Inc. operates in two business segments, market making and electronic brokerage.  IBG, Inc. conducts its market making business through its Timber Hill subsidiaries on the world’s leading exchanges and market centers, primarily in exchange-traded equities, equity options and equity-index options and futures.  IBG, Inc. conducts its electronic brokerage business through its Interactive Brokers subsidiaries, which provide electronic execution and clearing services to customers worldwide.

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

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues, income before income taxes and to total assets as of June 30, 2007 and December 31, 2006 and for the three and six month periods ended June 30, 2007 and 2006 were:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net revenues:
Market making	$189,442	$211,814	$422,736	$474,889
Electronic brokerage	100,787	76,189	195,287	141,398
Corporate and eliminations	4,503	2,785	7,518	3,070

Total net revenues	$294,732	$290,788	$625,541	$619,357

Income before income taxes:
Market making	$116,479	$134,451	$270,490	$329,060
Electronic brokerage	44,780	29,527	79,452	51,321
Corporate and eliminations	3,394	445	5,049	(599)

Total income before income taxes	$164,653	$164,423	$354,991	$379,782

	June 30,	December 31,
	2007	2006
Segment assets:
Market making	$27,300,780	$28,007,880
Electronic brokerage	6,709,721	4,761,244
Corporate and eliminations	(465,678)	(688,606)

Total assets	$33,544,823	$32,080,518

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(dollars in thousands, except per share amounts or unless otherwise noted)

IBG, Inc. operates in both U.S. and international markets on more than 60 exchanges and market centers. A significant portion of IBG, Inc.’s net revenues are generated by consolidated subsidiaries operating outside the United States, primarily THE, which is operated and managed in Zug, Switzerland.  International operations are comprised of market making and electronic brokerage activities in 23 countries in Europe, Asia and North America (outside the United States). The following table presents total net revenues and income before income taxes by geographic area for the three and six month periods ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net revenues:
United States	$216,794	$231,771	$463,385	$488,961
International	74,494	56,348	156,973	126,783
Corporate and eliminations	3,444	2,669	5,183	3,613

Total net revenues	$294,732	$290,788	$625,541	$619,357

Income before income taxes:
United States	$130,961	$147,062	$283,457	$323,281
International	31,325	17,029	68,780	56,606
Corporate and eliminations	2,367	332	2,754	(105)

Total income before income taxes	$164,653	$164,423	$354,991	$379,782

9. Regulatory Requirements

At June 30, 2007, aggregate excess net capital for all of the Operating Companies was $1,596,188.

TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the CFTC’s minimum financial requirements (Regulation 1.17).  At June 30, 2007, TH LLC had net capital of $720,519, which was $706,931 in excess of required net capital of $13,588, and IB LLC had net capital of $315,441, which was $279,404 in excess of required net capital of $36,037.

THE is subject to the Swiss National Bank eligible equity requirement.  At June 30, 2007, THE had eligible equity of $641,899, which was $425,772 in excess of the minimum requirement of $216,127.

THSHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, THA is subject to the Australian Stock Exchange liquid capital requirement, THC and IBC are subject to the Investment Dealers Association of Canada risk-adjusted capital requirement and IBUK is subject to the U.K. Financial Services Authority financial resources requirement.

At June 30, 2007, all of the Operating Companies were in compliance with their respective regulatory capital requirements.

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements.  Also, certain entities within IBG, Inc. are subject to other regulatory restrictions and requirements.

10. Related Party Transactions

On June 28, 2007, THE and The TP Holdings Limited Partnership (“TP Holdings”), an affiliated entity of Thomas Peterffy, entered into a Claims Purchase Agreement.  Pursuant to the agreement, THE sold to TP Holdings for cash of $37,000 certain claims arising from an unusual trading loss of approximately $37,000 that occurred on a German exchange in May 2007.  Under the terms of the Claims Purchase Agreement, in the event that TP Holdings collects an amount in excess of the purchase price plus out-of-pocket expenses, it will remit such excess amount to THE.  In accordance with IBG, Inc.’s related party transaction policy, the transaction was approved by IBG, Inc.’s audit committee of its board of directors.  The trading loss is reported in trading gains in the unaudited condensed consolidated statement of income.  Because the recovery of the loss was received from an affiliate, the payment to THE has been accounted for as a capital contribution, $3,882 is recorded as an increase to additional paid in capital, with the remainder recorded as an increase to minority interest.

Included in payable to customers in the accompanying unaudited condensed consolidated statement of financial condition as of June 30, 2007 are director and officer account balances of $1,001,620.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes in Item 1, included elsewhere in this report.  The following discussion also contains, in addition to historical information, forward-looking statements that include risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” in our Prospectus filed with the SEC on May 4, 2007 and elsewhere in this report.

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

Our activities are divided into two business segments:

•  Market Making.  We conduct our market making business through our Timber Hill subsidiaries.  As one of the largest market makers on many of the world’s leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of approximately 390,000 tradable, exchange-listed products.  As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought (or sold) and the price received when those securities are sold (or bought).  Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time.  Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, thus minimizing the risk of our portfolio at all times.  This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios.

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

When we use the terms “we,” “us,” and “our,” we mean IBG LLC and its subsidiaries for periods prior to the IPO, and IBG, Inc. and its subsidiaries (including IBG LLC) for periods from and after the IPO.  On May 3, 2007, IBG, Inc. priced its initial public offering of shares of Common Stock.  In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements.  Historical results of operations are reported as a limited liability company until the IPO and do not include, franchise tax, minority interest, and federal income taxes.  Such items are included in subsequent periods.  Therefore the historical results for periods prior to the IPO and subsequent thereto are not comparable.  This MD&A includes certain pro forma financial data to present our results of operation on a more comparable basis. See “Results of Operations” below, for additional information regarding pro forma financial data.

Executive Overview

GAAP diluted earnings per share was $0.17 for the three and six month periods ended June 30, 2007. The calculation of diluted earnings per share is detailed in Note 4, “Initial Public Offering and Recapitalization,” to the unaudited condensed consolidated financial statements, Part 1, Item 1 of this Quarterly Report on Form 10-Q.

On a pro forma basis, IBG, Inc.’s diluted earnings per share were $0.28 for the three months ended June 30, 2007, compared to $0.24 for the three months ended June 30, 2006.

For the three months ended June 30, 2007, our net revenues were $294.7 million and income before income taxes was $164.5 million, compared to net revenues of $290.8 million and income before income taxes of $164.4 million for the same period in 2006.  Trading gains were 15% lower in the second quarter of 2007 compared to the same period last year and net revenues outside of trading gains, which include commissions and execution fees and net interest income, were up by 26% for the same time period.  Our pre-tax margin, for the three months ended June 30, 2007, was 56%, compared to 57% for the same period in 2006.

During the three months ended June 30, 2007, income before income taxes in our market making segment decreased 13%, compared with the three months ended June 30, 2006, reflecting lower trading gains. In May, we incurred an unusual, non-recurring loss of approximately $37 million that occurred on a German exchange, which we believe was largely due to an unlawful price manipulation.  Excluding this loss, market making income before income taxes would have been 13% higher, for the three months ended June 30, 2007, compared to the same period last year.  Market making trade volume, for the three months ended June 30, 2007, grew by 47% from the same period last year, primarily in stocks; however, market making options contracts volume declined by 5% from the same period last year, as we decreased our quote sizes in many options in order to reduce our exposure to front running of corporate announcements.

During the three months ended June 30, 2007, income before income taxes in our electronic brokerage segment increased 52%, compared with the second quarter of 2006, reflecting higher revenues from commission and execution fees and growth in net interest income.  The increase in commission and execution fees was related to robust growth in transaction volume and customer accounts.  Total daily average revenue trades (“DARTs”) for cleared and execution-only customers increased 14% to 236,000 during the three months ended June 30, 2007, compared to 207,000 during the three months ended June 30, 2006.  Cleared DARTs increased by 13% to 189,000.  During this quarter, we discontinued servicing certain non-cleared institutional customers who received payment for order flow.  This impacted our overall volumes unfavorably, but had a positive impact on earnings.  The increase in net interest was driven by the growth in customer balances and fully secured margin loans.  Customer accounts increased 19% year-over-year and customer equity grew by 45% year-over-year.  Average annualized DARTs per account were 546 in the second quarter of 2007 and average annualized net revenue per account was $4,691.

On a pro forma basis, IBG, Inc.’s diluted earnings per share were $0.58 for each of the six months ended June 30, 2007 and 2006.

For the six months ended June 30, 2007, our net revenues were $625.5 million and income before income taxes was $355.0 million, compared to net revenues of $619.4 million and income before income taxes of $379.8 million for the same period in 2006.  Trading gains were 13% lower in the first six months of 2007, compared to the same period last year; however, net revenues outside of trading gains were up by 27% for the same time period.  Trading gains were impacted by the previously described loss in Germany.  Our pre-tax margin for the six months ended June 30, 2007 was 57%, compared to 61% for the same period in 2006.

During the six months ended June 30, 2007, income before income taxes in our market making segment decreased 18%, compared with the six months ended June 30, 2006, reflecting lower trading gains.  The decrease in trading gains was driven in part by heavy options activity in advance of certain corporate announcements, which had a negative impact on our profits in the first quarter of 2007 and by the previously described loss in Europe in the second quarter of 2007.

During the six months ended June 30, 2007, income before income taxes in our electronic brokerage segment increased 55% compared to the first six months of 2006, reflecting higher revenues from commission and execution fees and growth in net interest income.  The increase in commission and execution fees was related to strong growth in transaction volume and customer accounts.  DARTs for cleared and execution-only customers increased 22% to 240,000 during the six months ended June 30, 2007, compared to 196,000 during the six months ended June 30, 2006.  The increase in net interest was driven by the growth in customer balances and fully secured margin loans.

Market making, by its nature, does not produce predictable earnings.  Our results in any given period may be materially affected by volumes in the global financial markets, the level of competition and other factors.  Electronic brokerage is more predictable but is also dependent on customer activity, growth in customer accounts and assets, interest rates and other factors.  For a further discussion of the factors that may affect our future operating results, please see the description of risk factors in our filings made with the SEC.

The following tables present historical trading volumes for our business.  However volumes are not the only drivers in our business:

TRADE VOLUMES:

(in 000’s, except %)

					Brokera[g]e
	Market		Brokera[g]e		Non				Avg. Trades
	Makin[g]	%	Cleared	%	Cleared	%	Total	%	[p]er US
Period	Trades	change	Trades	change	Trades	change	Trades	change	Trading Day
2003	32,772		22,748		2,367		57,887		230
2004	41,506	27%	28,876	27%	2,932	24%	73,314	27%	290
2005	54,044	30%	34,800	21%	7,380	152%	96,224	31%	382
2006	66,043	22%	51,238	47%	12,828	74%	130,109	35%	518

2Q2006	16,497		13,638		3,222		33,357		529
2Q2007	24,169	47%	15,787	16%	3,961	23%	43,917	32%	697

CONTRACT AND SHARE VOLUMES:

(in 000’s, except %)

TOTAL

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	change	(contracts)	change	(shares)	change
2003	194,358		31,034		17,038,250
2004	269,715	39%	37,748	22%	17,487,528	3%
2005	409,794	52%	44,560	18%	21,925,120	25%
2006	563,623	38%	62,419	40%	34,493,410	57%

2Q2006	154,777		16,673		9,286,784
2Q2007	153,370	-1%	19,141	15%	11,201,297	21%

MARKET MAKING

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	change	(contracts)	change	(shares)	change
2003	177,459		6,638		12,578,584
2004	236,569	33%	10,511	58%	12,600,280	0%
2005	308,613	30%	11,551	10%	15,625,801	24%
2006	371,929	21%	14,818	28%	21,180,377	36%

2Q2006	104,348		4,233		6,059,452
2Q2007	99,032	-5%	3,169	-25%	5,359,564	-12%

BROKERAGE TOTAL

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	change	(contracts)	change	(shares)	change
2003	16,898		24,396		4,459,667
2004	33,146	96%	27,237	12%	4,887,247	10%
2005	101,181	205%	33,009	21%	6,299,319	29%
2006	191,694	89%	47,601	44%	13,313,033	111%

2Q2006	50,429		12,440		3,227,332
2Q2007	54,338	8%	15,972	28%	5,841,733	81%

BROKERAGE CLEARED

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	change	(contracts)	change	(shares)	change
2003	11,351		19,086		3,612,503
2004	16,438	45%	24,118	26%	4,339,462	20%
2005	23,456	43%	30,646	27%	5,690,308	31%
2006	32,384	38%	45,351	48%	12,492,870	120%

2Q2006	8,393		11,840		3,079,172
2Q2007	12,019	43%	15,501	31%	5,311,592	73%

* Includes options on futures

Brokerage statistics:

(in 000’s, except % and where noted)

	2Q2007	2Q2006	% Change
Total Accounts	86	72	19%
Customer Equity (in Billions) *	$7.4	$5.1	45%

Cleared DARTs	189	167	13%
Total Customer DARTs	236	207	14%

(in $’s, except DART per account)
Avg. Commission per DART	$4.86	$4.16
Avg. DART per Account (Annualized)	546	583
Avg. Net Revenue per Account (Annualized)	$4,691	$4,229

* Excluding Non-Customers (i.e., officers, directors and affiliated parties)

Business Environment

According to data compiled by the Futures Industry Association (FIA) and based on data received from exchanges worldwide, volumes in exchange-listed equity-based options increased by approximately 26% globally and 24% in the U.S. during the three months ended June 30, 2007, compared to the same period in 2006.  For the six months ended June 30, 2007, volumes in exchange-listed equity-based options increased by approximately 25% globally and in the U.S. compared to the same period in 2006.  This is a continuation of a trend we have observed over the past six years, and we believe that as the “equity culture” spreads around the world this trend is likely to continue.  We have also observed a rise in certain types of options activity that are driven by non-trading strategies.  One such strategy results in spikes in trading volume prior to ex-dividend dates that would appear to be overstating the exchange-reported volumes, especially in the United States.  Such activity does not represent trades with which other market participants, including market makers and customers, can interact.  We cannot estimate the impact this activity has on overall trading volumes.

In February 2007, the SEC introduced a penny pricing pilot program for 13 classes of options.  Options in the pilot program trade in minimum price increments of one cent, rather than the five and ten cent increments quoted in other options classes.  Overall, the results of the pilot were favorable to our business, which we believe is a reflection of our ability to compete at narrower bid/offer spreads.  The penny pricing pilot has been considered a success by the SEC.  On September 28, 2007, the SEC plans to authorize additional option classes for trading in pennies.  At that time penny priced options will cover roughly 35% of U.S. options volume.  On March 28, 2008, penny pricing will be rolled out to additional options classes, extending to 63 options classes that account for roughly 58% of U.S. options volume.

According to data compiled by the FIA and based on data received from exchanges worldwide, in the first six months of 2007 we accounted for approximately 14.0% of the exchange-listed equity options volume traded worldwide and approximately 19.2% of exchange-listed equity options volume traded in the U.S.  This is compared to approximately 16.2% of the exchange-listed equity options volume traded worldwide and approximately 22.2% of the exchange-listed equity options volume traded in the U.S. in the first six months of 2006.

In Market Making, volume growth in the first six months of 2007 was partially offset by heavy options trading activity ahead of certain corporate announcements.  Recently, this activity has been receiving greater attention from securities regulators, which may lead to a curtailed impact of such events on the options markets in the future.  Our brokerage volumes exhibited strong growth across all product classes: options, futures, stocks and foreign exchange.

Results of Operations

The tables in the period comparisons below provide summaries of our revenues and expenses. The period-to-period comparisons below of financial results are not necessarily indicative of future results.  Historical results of operations are reported as a limited liability company until the IPO and do not include franchise tax, minority interest, and federal income taxes.  Such items are included in subsequent periods.  Therefore the historical results for periods prior to the IPO and subsequent thereto are not comparable.  This MD&A includes certain pro forma financial data to present our results of operations on a more comparable basis.

The following table sets forth our consolidated results of operations for the indicated periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(in millions)
Consolidated Statement of Income Data

Revenues:
Trading gains	$150.3	$176.2	$349.1	$401.6
Commissions and execution fees	60.3	45.8	116.6	85.2
Interest income	205.1	160.5	389.6	292.6
Other income	22.6	21.0	47.3	46.5

Total revenues	438.3	403.5	902.6	825.9

Interest expense	143.6	112.7	277.1	206.5

Total net revenues	294.7	290.8	625.5	619.4

Non-interest expenses:
Execution and clearing	81.4	82.8	171.5	154.1
Employee compensation and benefits	28.9	27.1	61.7	55.8
Occupancy, depreciation and amortization	6.5	6.2	12.4	11.7
Communications	3.5	3.2	6.9	5.9
General and administrative	9.9	7.1	18.0	12.1

Total non-interest expenses	130.2	126.4	270.5	239.6

Income before income taxes and minority interest	164.5	164.4	355.0	379.8

Certain pro forma information with respect to the periods described above are presented below:

Pro forma income tax expense (1), (2)		8.1	12.9	20.3	29.3
Pro forma minority interest (3)		(145.0)	(141.2)	(309.9)	(325.8)

Pro forma net income (4)		$11.4	$10.3	$24.7	$24.6
Pro forma earnings per share (5):
Basic		$0.29	$0.25	$0.61	$0.61
Diluted		$0.28	$0.24	$0.58	$0.58

Weighted average common shares outstanding for all periods:
Basic	40,188,053
Diluted	401,363,708

(1)                                  Pro forma income tax expense includes adjustments of $5.4 and $6.3 million for the three months and $11.5 and $13.5 million for the six months ended June 30, 2007 and 2006, respectively, representing the sum of the current income tax expense adjustment for these periods and the deferred income tax expense adjustment for these periods.  Additional current income tax expense on our 10.49% investment in IBG LLC would be $1.3 and $2.2 million and $3.3 and $5.3 million, respectively, for the three months and six months ended June 30, 2007 and 2006. In addition to increased currently payable income taxes, we will incur increased deferred income tax expense (see footnote 2 below).

(2)                                  Includes additional deferred income tax expense of $16.6 million annually ($4.15 million per quarter), resulting from the straight-line amortization of the deferred tax asset of $248.3 million arising from the acquisition of the 10.0% member interest in IBG LLC over 15 years.  As a result of our acquisition from IBG Holdings LLC of IBG LLC membership interests we received not only an interest in IBG LLC but also, for federal income tax purposes, a step-up to the federal income tax basis of the assets of IBG LLC underlying such additional interest.  This increased tax basis is expected to result in tax benefits as a result of increased depreciation or amortization deductions. We will retain 15% of the tax benefits actually realized.  As set forth in the tax receivable agreement we entered into with IBG Holdings LLC, we will pay the remaining 85% of the realized tax benefits relating to any applicable tax year to IBG Holdings LLC.

(3)                                  Gives effect to the 89.51% interest in IBG LLC that IBG Holdings LLC had after the Recapitalization and the IPO, including initial share issuances pursuant to employee equity incentive plans.  The adjustments are equal to 89.51% of total net income for the three and six month periods ended June 30, 2007 and 2006, respectively.

(4)                                  Pro forma net income also gives effect to Delaware franchise taxes that will be payable, estimated at $0.165 million annually.

(5)                                  The unaudited pro forma earnings per share data give pro forma effect to income taxes and minority interest as if the Recapitalization and the IPO had been completed as of January 1, 2006 with respect to the unaudited condensed consolidated statements of income data. Pro forma earnings per share calculations (i) include the restricted shares of Common Stock that have been issued or are to be issued pursuant to the 2007 ROI Unit Stock Plan and issuance of restricted shares of Common Stock pursuant to the 2007 Stock Incentive Plan, but (ii) exclude shares of Common Stock that are issuable in the future pursuant to the 2007 Stock Incentive Plan.  See Notes 4 and 5 to the unaudited condensed consolidated financial statements in Part 1, Item 1 on this Quarterly Report on Form 10-Q for more information.

Basic pro forma earnings per share are calculated based on 40.2 million shares of Common Stock and 100 shares of Class B common stock being outstanding, including 0.2 million shares issued pursuant to the employee equity incentive plans (as described in Note 5 to the unaudited condensed consolidated financial statements).  Diluted earnings per share are calculated based on an assumed purchase by us of all remaining IBG LLC membership interests held by IBG Holdings LLC and the issuance by us of 360 million shares of Common Stock, resulting in a total of 401.4 million shares deemed outstanding as of the beginning of each period, as described in Note 4 to the unaudited condensed consolidated financial statements.  There is no impact on earnings per share for such purchase and issuance because 100% of net income before minority interest would be available to common stockholders as IBG Holdings LLC would no longer hold a minority interest, and the full difference between the book and tax basis of IBG LLC’s assets would also be available for reducing income tax expense.  Therefore, the net income utilized to calculate diluted earnings per share would be $108 and $97 million and $236 and $235 million, respectively, for the three month and six month periods ended June 30, 2007 and 2006, respectively.

Diluted weighted average common shares outstanding of 401.4 million shares also includes 1.2 million shares of Common Stock issued pursuant to the 2007 ROI Unit Stock Plan.  Shares of Common Stock to be issued in connection with the 2007 Stock Incentive Plan (as defined in Note 5 to the unaudited condensed consolidated financial statements) have been excluded from diluted weighted average common shares outstanding because such shares are non-dilutive.

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Net Revenues

Total net revenues, for the three months ended June 30, 2007 increased $3.9 million, or 1%, to $294.7 million from $290.8 million, during the three months ended June 30, 2006.  Trading volume is the most important driver of revenues and costs for both our market making and electronic brokerage segments.  Based on data published by the FIA and options exchanges worldwide, global equity options volume increased approximately 26%, compared to the second quarter of 2006.  For the three months ended June 30, 2007, equity option contracts executed by our subsidiaries decreased by 1.4 million, or 1%, to 153.4 million contracts from 154.8 million contracts for the three months ended June 30, 2006.  Market Making options contract volume in the quarter ended June 30, 2007 decreased by 5% from the same period in 2006, as we decreased our quote sizes in many options classes in order to reduce our exposure to trading ahead of corporate announcements.  In addition, in the quarter ended June 30, 2007, we discontinued servicing certain non-cleared institutional customers who received payment for order flow, which impacted our overall volumes unfavorably but had a positive impact on earnings.

Trading Gains.  Trading gains for the three months ended June 30, 2007 decreased $25.9 million, or 15%, to $150.3 million from the three months ended June 30, 2006.  As market makers, we provide liquidity by buying from sellers and selling to buyers.  During the three months ended June 30, 2007, our market making operations executed 24.2 million trades, a 47% increase over the three months ended June 30, 2006, although much of this increase took place in stock trading.  Market Making options contract volume in the quarter ended June 30, 2007 decreased by 5% from the same period in 2006, as we decreased our quote sizes in many options in order to reduce our exposure to front running of corporate announcements.

The second quarter was marked by an unusual event.  On May 3, 2007, Altana AG, a stock in which we are a Registered Market Maker, declared a special cash dividend of EUR 33.00, which amounted to about 74% of the company’s value.  On Deutsche Boerse AG’s XETRA trading system, closing stock prices are determined by a day’s end auction.  At the closing auction, approximately 31 million Altana shares, which amounted to 44% of the true float, traded at an artificial price that was approximately 25% below the regular trading session’s final price ex-dividend. We believe that this artificial price was set by buyers and sellers who unlawfully colluded to manipulate Altana’s options prices.

The closing auction price of the Altana shares was used by the EUREX to calculate a new set of contract parameters for the outstanding options.  Since Altana’s closing stock price was artificial, its dependent option strike prices and contract multiplier were also artificial and not calculated to reflect values corresponding to the change in the value of the underlying stock.  Accordingly, on May 4, 2007 and thereafter, our market making options positions were affected by the artificial closing price of May 3 and were mis-priced.  As a result of this manipulation, we suffered a position loss over the ensuing trading days amounting to approximately $37 million.  Other Altana market makers also suffered substantial losses as a result of this manipulation, and we have reported this manipulation to, and met with, the German Federal Financial Supervisory Authority, the BaFin, which has undertaken an official investigation of the matter.

On June 28, 2007, one of our European operating companies and TP Holdings, an affiliated entity of Thomas Peterffy, entered into a Claims Purchase Agreement.  Pursuant to the agreement, the Company sold to TP Holdings for cash of $37 million certain claims in connection with this event.  Under the terms of the Claims Purchase Agreement, in the event that TP Holdings collects an amount in excess of the purchase price plus out-of-pocket expenses, it will remit such excess amount to the Company.  The trading loss is reported in trading gains in the unaudited condensed consolidated statement of income.  Because the recovery of the loss was received from an affiliate, the payment to the Company has been accounted for as a capital contribution.  As a result of the sale of the claims, the event had no monetary impact on the Company.

Included in trading gains are net dividends and currency translation gains and losses from market making activities.  Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record.  When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase the stock after the ex-dividend date.  Hence, the apparent gains and losses due to these price changes must be taken together with the dividends paid and received, respectively, in order to accurately reflect the results of our market making operations.  Translation gains of $18.7 million were recognized, in the three months ended June 30, 2007, on foreign currency balances held primarily by our European subsidiaries, compared to translation losses of $57.9 million, for the three months ended June 30, 2006.  A discussion of our approach to managing foreign currency exposure is contained in Part 1, Item 3 of this Quarterly Report on Form 10-Q entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

Commissions and Execution Fees.  Commissions and execution fees for the three months ended June 30, 2007 increased $14.5 million, or 32%, to $60.3 million, as compared to the three months ended June 30, 2006.  This increase was primarily due to higher customer trading volume on an expanded customer base.  Total DARTs for cleared and execution-only customers for the three months ended June 30, 2007 increased 14% to 236,000, compared to 207,000 during the three months ended June 30, 2006.  DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 13% to approximately 189,000, for the three months ended June 30, 2007, compared to approximately 167,000 during the three months ended June 30, 2006.  The number of customer accounts grew by 19% to approximately 86,000 at June 30, 2007, compared to approximately 72,000 at June 30, 2006.  Average commission per DART for cleared customers, for the three months ended June 30, 2007, increased by $0.70, or 17%, to $4.86, as compared to $4.16 for the three months ended June 30, 2006, primarily due to larger trades from our cleared customers.

Interest Income and Interest Expense.  Net interest income (interest income less interest expense) for the three months ended June 30, 2007 increased $13.7 million, or 29%, to $61.5 million, as compared to the three months ended June 30, 2006.  Growth in net interest income was primarily attributable to higher interest rates, increases in net customer cash and margin balances and higher net interest from securities lending.  The U.S. dollar average overnight LIBOR (the London Interbank Offered Rates, which serve as benchmark interest rates for most major currencies) increased 7% from 4.97%, for the three months ended June 30, 2006, to 5.32%, for the three months ended June 30, 2007.  Customer cash balances increased by 84%, to $5.74 billion, end-of-period, and customer fully secured margin borrowings increased 72%, to $1.29 billion, end-of-period, at June 30, 2007, as compared to $3.12 billion and $0.75 billion, end-of-period, respectively, at June 30, 2006.  Customer cash balances at June 30, 2007 include approximately $1.00 billion from director and officer account balances.  Net interest earned from customers’ cash balances and fully secured margin balances, for the three months ended June 30, 2007, increased $4.0 million, or 59%, to $10.9 million, as compared to the three months ended June 30, 2006.  Securities borrowed decreased by 26%, to $8.12 billion, and securities loaned decreased by 35%, to $5.18 billion, at June 30, 2007 from June 30, 2006.  These decreases reflect a reduction in stock positions held by our market making units and the increase in our equity capital, which reduced the need to finance positions through securities lending.  Net interest earned from stock borrowing and lending activities, for the three months ended June 30, 2007, increased $8.7 million, or 20%, to $52.6 million, as compared to the three months ended June 30, 2006.  During the same period, the growth in IBG LLC’s capital to $2.99 billion at June 30, 2007, from $2.47 billion at June 30, 2006, combined with higher interest rates, also contributed to the increase in interest income.

Other Income.  Other income, for the three months ended June 30, 2007, increased $1.6 million, or 8%, as compared to the three months ended June 30, 2006.  This increase was primarily attributable to income from our equity investments of $2.0 million and an increase of $0.7 million in payment for order flow income. This was partially offset by a decrease in miscellaneous other income items. The higher payment for order flow income was driven by increased trading volume by customers in U.S. options contracts.  The number of options contracts executed by our customers on U.S. options exchanges in the three months ended June 30, 2007 increased by 7%, as compared to the three months ended June 30, 2006.  This income was partially offset by payment for order flow expense to our customers, as described below under “Non-Interest Expenses—Execution and Clearing.”

Non-Interest Expenses

Non-interest expenses, for the three months ended June 30, 2007, increased by $3.8 million, or 3%, to $130.2 million from $126.4 million, during the three months ended June 30, 2006.  As a percentage of total net revenues, non-interest expenses were 44% for both of the three month periods ended June 30, 2007 and 2006.

Execution and Clearing.  Execution and clearing expenses, for the three months ended June 30, 2007, decreased $1.4 million, or 2%, to $81.4 million, as compared to the three months ended June 30, 2006, primarily due to decreased payments for order flow.  Payments for order flow, a component of execution and clearing costs, for the three months ended June 30, 2007, decreased $2.6 million, or 19%, to $11.2 million, as compared to the three months ended June 30, 2006.  During the current quarter, we discontinued servicing certain non-cleared institutional customers who received payment for order flow.  This impacted our overall volumes unfavorably, but had a positive impact on earnings.  This expense was offset by payment for order flow revenue received from U.S. options exchanges, as described above under “Net Revenues—Other Income.”

Employee Compensation and Benefits.  Employee compensation and benefits expenses, for the three months ended June 30, 2007, increased by $1.8 million, or 7%, to $28.9 million, as compared to the three months ended June 30, 2006.  This increase is primarily due to a 12% growth in the number of employees to 555 at June 30, 2007, as compared to 496 at June 30, 2006 and increased expenses for bonuses and the new employee Stock Incentive Plan.  The Plan provides for awards of restricted stock that are subject to a six-year vesting schedule and may be forfeited upon an employee’s termination of employment or violation of certain applicable covenants.  As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff of highly compensated professionals.  As a percentage of total net revenues, employee compensation and benefits expenses were 10% and 9%, for the three month periods ended June 30, 2007 and 2006, respectively.

General and Administrative.  General and administrative expenses, for the three months ended June 30, 2007, increased $2.8 million, or 39%, as compared to the three months ended June 30, 2006, primarily attributable to increased professional fees related to our IPO.

Income Tax Expense

Income tax expense for the three months ended June 30, 2007 included a non-recurring $9.7 million net tax refund recognized at one of our European operating companies during the three months ended June 30, 2007. This was partially offset by additional tax expense incurred as a result of increased earnings in certain of our non-U.S. operating companies, which are taxable entities.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Net Revenues

Total net revenues for the six months ended June 30, 2007 increased $6.1 million, or 1%, to $625.5 million from $619.4 million during the six months ended June 30, 2006.  Trading volume is the most important driver of revenues and costs for both our market making and electronic brokerage segments.  Based on data published by the FIA and options exchanges worldwide, global equity options volume increased approximately 25%, as compared to the first six months of 2006.  For the six months ended June 30, 2007, equity option contracts executed by our subsidiaries increased by 21.4 million, or 7%, to 312.4 million contracts from 291.0 million contracts for the six months ended June 30, 2006.

Trading Gains.  Trading gains, for the six months ended June 30, 2007, decreased $52.5 million, or 13%, from the six months ended June 30, 2006.  As market makers, we provide liquidity by buying from sellers and selling to buyers.  During the six months ended June 30, 2007, our market making operations executed 47.0 million trades, a 48% increase over the six months ended June 30, 2006, although much of this increase took place in stock trading.  Unexpectedly heavy options activity in advance of certain corporate announcements adversely impacted our market making operations during the first half of the year. While we are unable to detail the frequency of these announcements in a given period and their exact financial impact on our results of operations, we observed a greater number of surprise or unexpected announcements preceded by heavy options activity than in prior periods. This impacts us as, when we trade with others who have different information than we do, we may accumulate unfavorable positions preceding large price movements in companies.  In addition, in May, we incurred the previously described loss of approximately $37 million.

Included in trading gains are net dividends and currency translation gains and losses from market making activities.  Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record.  When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase the stock after the ex-dividend date.  Hence, the apparent gains and losses due to these price changes must be taken together with the dividends paid and received, respectively, in order to accurately reflect the results of our market making operations.  Translation gains of $26.4 million were recognized in the six months ended June 30, 2007 on foreign currency balances held primarily by our European subsidiaries, compared to translation losses of $58.8 million, for the six months ended June 30, 2006.  A discussion of our approach to managing foreign currency exposure is contained in Part 1, Item 3 of this Quarterly Report on Form 10-Q entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

Commissions and Execution Fees.  Commissions and execution fees for the six months ended June 30, 2007 increased $31.4 million, or 37%, to $116.6 million, as compared to the six months ended June 30, 2006.  This increase was primarily due to higher customer trading volume on an expanded customer base.  Total DARTs for cleared and execution-only customers for the six months ended June 30, 2007 increased 22% to 240,000 compared to 196,000 during the six months ended June 30, 2006.

DARTS for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 19% to 189,000, for the six months ended June 30, 2007, compared to 159,000 during the six months ended June 30, 2006.  The number of customer accounts grew by 19% to approximately 86,000 at June 30, 2007, compared to approximately 72,000 at June 30, 2006.  Average commission per DART for cleared customers for the six months ended June 30, 2007 increased by $0.67, or 16%, to $4.77, as compared to $4.10 for the six months ended June 30, 2006, primarily due to larger trades from our cleared customers.

Interest Income and Interest Expense.  Net interest income (interest income less interest expense) for the six months ended June 30, 2007 increased $26.4 million, or 31%, to $112.5 million, as compared to the six months ended June 30, 2006.  Growth in net interest income was primarily attributable to higher interest rates, increases in net customer cash and margin balances and higher net interest from securities lending.  The U.S. dollar average overnight LIBOR (the London Interbank Offered Rates, which serve as benchmark interest rates for most major currencies) increased 12% from 4.74%, for the six months ended June 30, 2006, to 5.31% for the six months ended June 30, 2007.  Customer cash balances increased by 84%, to $5.74 billion, end-of-period, and customer fully secured margin borrowings increased 72%, to $1.29 billion, end-of-period, at June 30, 2007, as compared to $3.12 billion and $0.75 billion, end-of-period, respectively, at June 30, 2006.  Customer cash balances at June 30, 2007 include approximately $1.00 billion from director and officer account balances.  Net interest earned from customers’ cash balances and fully secured margin balances for the six months ended June 30, 2007 increased $9.8 million, or 85%, to $21.4 million, as compared to the six months ended June 30, 2006.  Securities borrowed decreased by 26%, to $8.12 billion, and securities loaned decreased by 35%, to $5.18 billion at June 30, 2007 from June 30, 2006.  These decreases reflect a reduction in stock positions held by our market making units and the increase in our equity capital, which reduced the need to finance positions through securities lending.  Net interest earned from stock borrowing and lending activities for the six months ended June 30, 2007 increased $21.3 million, or 28%, to $96.6 million, as compared to the six months ended June 30, 2006.  This is partially offset by an increase in interest expense in our market making segment that was unrelated to our securities lending activities, which increased $8.4 million, or 56%, to $23.5 million for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006.  This reflects increased borrowings to support business growth, as well as an increase in interest rates.  During the same period, the growth in IBG LLC’s capital to $2.99 billion at June 30, 2007, from $2.47 billion at June 30, 2006, combined with higher interest, rates also contributed to the increase in interest income.

Other Income.  Other income for the six months ended June 30, 2007 increased $0.8 million, or 2%, as compared to the six months ended June 30, 2006.  This increase was primarily attributable to an increase of $3.0 million, or 10%, to $31.9 million in payment for order flow income and income from our equity investments of $1.2 million, which was partially offset by a decrease of $3.3 million, to $4.2 million, in mark-to-market gains on non-trading securities, representing primarily investments in exchanges.  The higher payment for order flow income was driven by increased trading volume by customers in U.S. options contracts.  The number of options contracts executed by our customers on U.S. options exchanges, in the six months ended June 30, 2007, increased by 17%, as compared to the six months ended June 30, 2006.  This income was partially offset by payment for order flow expense to our customers, as described below under “Non-Interest Expenses—Execution and Clearing.”

Non-Interest Expenses

Non-interest expenses for the six months ended June 30, 2007 increased by $30.9 million, or 13%, to $270.5 million, from $239.6 million, during the six months ended June 30, 2006.  As a percentage of total net revenues, non-interest expenses were 43% and 39% for the six months ended June 30, 2007 and 2006, respectively.

Execution and Clearing.  Execution and clearing expenses for the six months ended June 30, 2007 increased $17.4 million, or 11%, to $171.5 million, as compared to $154.1 million in the six months ended June 30, 2006, primarily due to increased trading volume.  Payments for order flow, a component of execution and clearing costs, for the six months ended June 30, 2007, increased $1.5 million, or 5%, to $29.3 million, as compared to the six months ended June 30, 2006.  The growth of payment for order flow expense in our electronic brokerage unit corresponded to the increased U.S. options volume from our customers.  This expense was offset by payment for order flow revenue received from U.S. options exchanges, as described above under “Net Revenues—Other Income.”

Employee Compensation and Benefits.  Employee compensation and benefits expenses for the six months ended June 30, 2007 increased by $5.9 million, or 11%, to $61.7 million, as compared to $55.8 million, during the six months ended June 30, 2006.  This increase is primarily due to a 12% growth in the number of employees, to 555 at June 30, 2007 from June 30, 2006, and increased expenses for bonuses and the new employee Stock Incentive Plan.  The Plan provides for awards of restricted stock that are subject to a six-year vesting schedule and may be forfeited upon an employee’s termination of employment or violation of certain applicable covenants.  As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff of highly compensated professionals.  As a percentage of total net revenues, employee compensation and benefits expenses were 10% and 9%, for the six months ended June 30, 2007 and 2006, respectively.

General and Administrative.  General and administrative expenses for the six months ended June 30, 2007 increased $5.9 million, or 49%, as compared to the six months ended June 30, 2006, primarily attributable to increased professional fees related to our IPO.

Business Segments

The following table sets forth the net revenues and non-interest expenses and income before income taxes of our business segments:

		Three Months		Six Months
		Ended June 30,		Ended June 30,
		2007	2006	2007	2006
		(in millions)

Market Making	Net revenues	$189.4	$211.8	$422.7	$474.9
	Non-interest expenses	72.9	77.3	152.2	145.8

	Income before income taxes	$116.5	$134.5	$270.5	$329.1

	Pre-tax profit margin	62%	64%	64%	69%

Electronic Brokerage	Net revenues	$100.8	$76.2	$195.3	$141.4
	Non-interest expenses	56.0	46.7	115.8	90.1

	Income before income taxes	$44.8	$29.5	$79.5	$51.3

	Pre-tax profit margin	44%	39%	41%	36%

Corporate	Net revenues	$4.5	$2.8	$7.5	$3.1
	Non-interest expenses	1.3	2.4	2.5	3.7

	Income before income taxes	$3.2	$0.4	$5.0	$(0.6)

Total	Net revenues	$294.7	$290.8	$625.5	$619.4
	Non-interest expenses	130.2	126.4	270.5	239.6

	Income before income taxes	$164.5	$164.4	$355.0	$379.8

	Pre-tax profit margin	56%	57%	57%	61%

The following sections discuss results of our operations by business segment, excluding a discussion of corporate income and expense.  In the following tables, revenues and expenses directly associated with each segment are included in determining income before income taxes.  Due to the integrated nature of the business segments, estimates and judgments have been made in allocating certain revenues and expense items.  Transactions between segments generally results from one subsidiary facilitating the business of another subsidiary through the use of its existing trading memberships and clearing arrangements.  In such cases, certain revenue and expense items are eliminated in order to accurately reflect the external business conducted in each segment.  Rates on transactions between segments are designed to approximate full costs.  In addition to execution and clearing expenses, which are the main cost driver for both the market making segment and the electronic brokerage segment, each segment’s operating expenses include (i) employee compensation and benefits expenses that are incurred directly in support of the businesses, (ii) general and administrative expenses, which include directly incurred expenses for property leases, professional fees, travel and entertainment, communications and information services, equipment, and (iii) indirect support costs (including compensation and other related operating expenses) for administrative services provided by IBG LLC.  Such administrative services include, but are not limited to, computer software development and support, accounting, tax, legal and facilities management.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(in millions)
Revenues:
Trading gains	$143.8	$173.8	$337.3	$399.5
Interest income	132.3	122.8	263.0	226.0
Other income	1.4	3.9	7.6	13.5

Total revenues	277.5	300.5	607.9	639.0

Interest expense	88.1	88.7	185.2	164.1

Total net revenues	189.4	211.8	422.7	474.9

Non-interest expenses:
Execution and clearing	49.1	54.4	102.2	99.5
Employee compensation and benefits	11.2	12.4	24.9	26.1
Occupancy, depreciation and amortization	2.8	3.0	5.5	5.7
Communications	1.8	1.6	3.5	3.1
General and administrative	8.0	5.9	16.1	11.4

Total non-interest expenses	72.9	77.3	152.2	145.8

Income before income taxes	116.5	134.5	270.5	329.1
Income tax expense	2.7	5.9	8.3	14.4

Net income	$113.8	$128.6	$262.2	$314.7

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Market making total net revenues for the three months ended June 30, 2007 decreased $22.4 million, or 11%, to $189.4 million, from $211.8 million during the three months ended June 30, 2006.  Trading gains for the three months ended June 30, 2007 decreased $30.0 million, or 17%, in part due to an unusual, non-recurring loss of approximately $37 million in May of this year, as detailed above.  During the three months ended June 30, 2007 we executed 24.2 million trades, compared to 16.5 million trades for the three months ended June 30, 2006; however, the majority of this increase took place in stock trading, which is generally less profitable than options trading.  Market making options contract volume in the quarter ended June 30, 2007 decreased by 5% from the same period in 2006, as we decreased our quote sizes in many options in order to reduce our exposure to front running of corporate announcements.  Trading gains also include translation gains and losses, which are incurred primarily in our European market making operations where our trading assets and liabilities are denominated in multiple currencies.  Translation gains and losses fluctuate with exchange rates and with changes in the composition of our trading assets and liabilities.  Translation gains, for the three months ended June 30, 2007, were $15.4 million, as compared to translation losses of $60.5 million, for the three months ended June 30, 2006.  A discussion of our approach to managing foreign currency exposure is contained in Part 1, Item 3 of this Quarterly Report on Form 10-Q entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”  Net interest income, for the three months ended June 30, 2007, increased $10.1 million, or 30%, primarily attributable to increased securities lending activity resulting from the continuing integration of our securities lending system with our trading system and to higher interest rates on securities borrowed.

Market making non-interest expenses for the three months ended June 30, 2007 decreased $4.4 million, or 6%, as compared to the three months ended June 30, 2006.  Of this decrease, $5.3 million consisted of lower execution and clearing expenses, a decrease of 10% from the three months ended June 30, 2006, reflecting lower trading volume in the 2007 period.  As a percentage of total net revenues, market making non-interest expenses increased to 39% from 37% for the three months ended June 30, 2007 and 2006, respectively.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Market making total net revenues for the six months ended June 30, 2007 decreased $52.2 million, or 11%, to $422.7 million, from $474.9 million during the six months ended June 30, 2006.  Trading gains for the six months ended June 30, 2007 decreased $62.2 million, or 16%, in part due to unexpected heavy options activity in advance of certain corporate announcements and a loss of approximately $37 million in May of this year, as detailed above.  During the six months ended June 30, 2007, we executed 47.0 million trades compared to 31.7 million trades, for the six months ended June 30, 2006; however, market making options contracts grew by a comparatively smaller 2.4% to 198.6 million contracts from 194.1 million contracts.  Trading gains also include translation gains and losses, which are incurred primarily in our European market making operations where our trading assets and liabilities are denominated in multiple currencies.  Translation gains and losses fluctuate with exchange rates and with changes in the composition of our trading assets and liabilities.  Translation gains for the six months ended June 30, 2007 were $22.7 million, as compared to translation losses of $61.4 million for the six months ended June 30, 2006.  A discussion of our approach to managing foreign currency exposure is contained in Part 1, Item 3 of this Quarterly Report on Form 10-Q entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”  Net interest income for the six months ended June 30, 2007 increased $15.9 million, or 26%, primarily attributable to increased securities lending activity resulting from the continuing integration of our securities lending system with our trading system and to higher interest rates on securities borrowed.

Market making non-interest expenses for the six months ended June 30, 2007 increased $6.4 million, or 4%, as compared to the six months ended June 30, 2006.  Of this increase, $2.7 million consisted of higher execution and clearing expenses, an increase of 3%, from the six months ended June 30, 2006, reflecting higher trading volume in the 2007 period.  As a percentage of total net revenues, market making non-interest expenses were 36% and 31% for the three months ended June 30, 2007 and 2006, respectively.

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(in millions)

Revenues:
Commissions and execution fees	$60.3	$45.8	$116.6	$85.2
Interest income	75.4	38.5	135.2	68.2
Other income	20.0	17.7	40.0	33.9

Total revenues	155.7	102.0	291.8	187.3

Interest expense	54.9	25.8	96.5	45.9

Total net revenues	100.8	76.2	195.3	141.4

Non-interest expenses:
Execution and clearing	32.2	28.4	69.3	54.6
Employee compensation and benefits	8.5	6.7	17.7	13.7
Occupancy, depreciation and amortization	1.8	1.6	3.2	2.9
Communications	1.6	1.5	3.3	2.7
General and administrative	11.9	8.5	22.3	16.2

Total non-interest expenses	56.0	46.7	115.8	90.1

Income before income taxes	44.8	29.5	79.5	51.3
Income tax expense	0.3	0.5	0.7	1.0

Net income	$44.5	$29.0	$78.8	$50.3

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Electronic brokerage total net revenues for the three months ended June 30, 2007 increased $24.6 million, or 32%, to $100.8 million, from $76.2 million during the three months ended June 30, 2006, primarily due to higher commissions and execution fees and net interest income, which increased $14.5 million, or 32%, and $7.8 million, or 61%, respectively.  These increases reflect strong growth in the number of new customer accounts and significantly higher customer trading activity, combined with increases in customer cash and margin debit balances.  Total DARTs from cleared and execution-only customers for the three months ended June 30, 2007 increased 14% to 236,000, compared to 207,000 during the three months ended June 30, 2006.  DARTs from cleared customers for the three months ended June 30, 2007 increased 13% to 189,000, compared to 167,000 during the three months ended June 30, 2006.  Total customer account equity grew by 45% to $7.4 billion at June 30, 2007, from $5.1 billion at June 30, 2006, excluding approximately $1.00 billion from director and officer accounts at June 30, 2007.  The primary component of other income was payment for order flow received through programs administered by U.S. options exchanges and it was largely offset by payment for order flow expense.

Electronic brokerage non-interest expenses for the three months ended June 30, 2007 increased $9.3 million, or 20%, as compared to the three months ended June 30, 2006.  Of this increase, $3.8 million reflected a 13% increase in execution and clearing expenses, from the three months ended June 30, 2006.  This increase was driven by higher customer trading volume and greater payment for order flow expense incurred in order to attract volume.  As a percentage of total net revenues, non-interest expenses decreased to 56% from 61% for the three month periods ended June 30, 2007 and 2006, respectively, reflecting the scalability of our automated brokerage platform.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Electronic brokerage total net revenues for the six months ended June 30, 2007 increased $53.9 million, or 38%, to $195.3 million, from $141.4 million during the six months ended June 30, 2006, primarily due to higher commissions and execution fees and net interest income, which increased $31.4 million, or 37%, and $16.4 million, or 74%, respectively.  These increases reflect strong growth in the number of new customer accounts and significantly higher customer trading activity combined with increases in customer cash and margin debit balances.  Total DARTs from cleared and execution-only customers for the six months ended June 30, 2007 increased 22% to 240,000, compared to 196,000 during the six months ended June 30, 2006.  DARTs from cleared customers for the six months ended June 30, 2007 increased 19% to 189,000, compared to 159,000 during the six months ended June 30, 2006.  Total customer account equity grew by 45% at June 30, 2007 from June 30, 2006, as discussed above.  The primary component of other income was payment for order flow received through programs administered by U.S. options exchanges and it was largely offset by payment for order flow expense.

Electronic brokerage non-interest expenses for the six months ended June 30, 2007 increased $25.7 million, or 29%, as compared to the six months ended June 30, 2006.  Of this increase, $14.7 million reflected a 27% increase in execution and clearing expenses from the six months ended June 30, 2006.  This increase was driven by higher customer trading volume and greater payment for order flow expense incurred in order to attract volume.  As a percentage of total net revenues, non-interest expenses decreased to 59% from 64% for the three month periods ended June 30, 2007 and 2006, respectively, reflecting the scalability of our automated brokerage platform.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet.  The majority of our assets consist of exchange-listed marketable securities inventories, which are marked-to-market daily, and collateralized receivables arising from customer-related and proprietary securities transactions.  Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, customer margin loans and securities purchased under agreements to resell.  At June 30, 2007, total assets were $33.5 billion of which approximately $33.2 billion, or 98.9% were considered liquid and consisted predominantly of marketable securities and collateralized receivables.

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

In order to provide additional liquidity and to further increase our regulatory capital reserves, we issue senior notes and we maintain a committed senior secured revolving credit facility from a syndicate of banks (see “Principal Indebtedness” below).  As of June 30, 2007, borrowings under these facilities totaled $304.7 million, which represented 10% of IBG, LLC’s total capitalization.  Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our future liquidity needs for more than the next twelve months.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth.  The consolidated equity of IBG LLC grew from $2.47 billion at June 30, 2006 to $2.99 billion at June 30, 2007, representing an increase of 21%.

Regulatory Capital Requirements

Our principal operating subsidiaries are subject to separate regulation and capital requirements in the United States and other jurisdictions.  Timber Hill LLC and Interactive Brokers LLC are registered U.S. broker-dealers and futures commission merchants, and their primary regulators include the SEC, the Commodity Futures Trading Commission, the Chicago Board Options Exchange, the Chicago Mercantile Exchange, the New York Stock Exchange, the National Association of Securities Dealers, Inc. and the National Futures Association.  Timber Hill Europe AG is registered to do business in Switzerland as a securities dealer and is regulated by the Swiss Federal Banking Commission.  Interactive Brokers (U.K.) Limited is subject to regulation by the U.K. Financial Services Authority and our various other operating subsidiaries are similarly regulated.  See the Notes to the unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our regulated subsidiaries.

Principal Indebtedness

IBG LLC is the borrower under a $300.0 million senior secured revolving credit facility and is the issuer of senior notes of which $150.0 million and $154.7 million were outstanding, respectively, as of June 30, 2007.

Senior Secured Revolving Credit Facility

On May 19, 2006, IBG LLC entered into a $300.0 million three-year senior secured revolving credit facility with JPMorgan Chase Bank, N.A. as administrative agent, Harris N.A., as syndication agent, and Citibank, N.A. and HSBC Bank USA National Association, as co-syndication agents.  IBG LLC is the sole borrower under this credit facility, which is required to be guaranteed by IBG LLC’s domestic non-regulated subsidiaries (currently there are no such entities). The facility is secured by a first priority interest in all of the capital stock of each entity owned directly by IBG LLC (subject to customary limitations with respect to foreign subsidiaries). The facility may be used to finance working capital needs and general corporate purposes, including down streaming funds to IBG LLC’s regulated broker-dealer subsidiaries as regulatory capital. This allows IBG LLC to take advantage of market opportunities when they arise, while maintaining substantial excess regulatory capital. The financial covenants contained in this credit facility are as follows:

•                  minimum net worth of $1.5 billion, with quarterly increases equal to 25% of positive consolidated income;

•                  maximum total debt to capitalization ratio of 30%;

•                  minimum liquidity ratio of 1.0 to 1.0; and

•                  maximum total debt to net regulatory capital ratio of 35%.

As of June 30, 2007, IBG LLC was in compliance with all of the covenants under this credit facility.

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

At June 30, 2007 and December 31, 2006, IBG LLC had $154,698 and $150,598 of senior notes outstanding.  During the period from January 1 through July 31, 2007, total senior notes issued were $223,727, and senior notes redeemed totaled $219,627.

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

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Six months ended
	June 30,
	2007	2006
	(in millions)
Cash provided by (used in) operating activities	$404.5	$(54.9)
Cash used in investing activities	(1,190.3)	(29.5)
Cash provided by financing activities	973.0	227.2
Effect of exchange rate changes on cash and cash equivalents	12.1	19.9
Increase in cash and cash equivalents	$199.3	$162.7

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

Six Months Ended June 30, 2007

Net cash provided by operating activities for the six months ended June 30, 2007 was $404.5 million.  The primary components of cash provided by operating activities were a decrease in trading assets of $1.09 billion and an increase of $1.02 billion in trading liabilities, reflecting normal changes in the makeup of market making positions; an increase of $1.38 billion in payables to customers, net of receivables from customers, reflecting growth in customer cash balances; minority interest of $336.3 million and net income of $7.0 million.  Sources of cash were offset by uses of cash which were primarily made up of an increase of $1.47 billion in other receivables, net of other payables, primarily from clearing organizations;  an increase of $1.30 billion in cash and securities—segregated under federal and other obligations, reflecting growth in customer cash balances; a decrease of $465.2 in securities loaned, net of securities borrowed; and an increase in other assets of $262.8 million.  Approximately $1.0 billion of the increase in customer balances and cash and securities segregated for regulatory purposes relates to director and officer balances.

Net cash used for investing activities for the six months ended June 30, 2007 was $1.19 billion.  The proceeds received from the IPO were used to purchase 10% of the membership interests in IBG LLC for $1.18 billion.  The Company also invested an additional $9.2 million, in W.R Hambrecht + Co. Inc., as part of a three year senior secured promissory note and warrants to purchase common stock.  Additions to property and equipment were $8.0 million.  Uses of cash were partially offset by a $5.3 million cash dividend received from IBG LLC.

Net cash provided by financing activities for the six months ended June 30, 2007 was $973.0 million.  In the second quarter of this year we received $1.18 billion in proceeds from the issuance of Class A Common Stock.  We also received $223.7 from the issuance of senior notes, offset by $219.6 million in senior notes redemptions.  Sources of cash were offset by uses of cash, which were comprised of $158.5 million in dividends paid by IBG LLC to its members and a decrease in short-term borrowings of $53.9 million.

Six months Ended June 30, 2006

Net cash used in operating activities for the six months ended June 30, 2006 was $54.9 million.  The primary components of cash used in operating activities were an increase $449.8 million in cash and securities-segregated under federal and other obligations, reflecting growth in customer cash balances; an increase in securities borrowed, net of securities loaned, of $301.1 million; and an increase of $292.2 million in trading assets net of trading liabilities, reflecting normal changes in the makeup of market making positions.  Uses of cash were offset by sources of cash, which were primarily made up of an increase of $381.7 million in payables to customers, net of receivables from customers, reflecting growth in customer cash balances; net income of $364.0 million and an increase of $218.0 million in other payables, primarily from clearing organizations.

Net cash used for investing activities for the six months ended June 30, 2006 was $29.5 million.  Investments in OneChicago, LLC ($20.0 million), ISE Stock Exchange, LLC ($4.25 million) and additions to property and equipment of $5.2 million were the primary investing activities undertaken.

Net cash provided by financing activities for the six months ended June 30, 2006 was $227.2 million, and was comprised of an increase in net short-term borrowings of $179.7 million; $150.0 million borrowed under our senior secured credit facility; and the issuance of $291.6 in senior notes, offset by $272.3 million in senior notes redemptions.  Sources of cash were offset by uses of cash, which were comprised of distributions paid to members of $119.0 million.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware. These expenditure items are reported as property and equipment. Capital expenditures for property and equipment were $8.0 million and $5.2 million for the six month periods ended June 30, 2007 and 2006, respectively. We anticipate that our 2007 gross capital expenditures will approximate $20.0 million, including planned construction of a data center in Chicago, Illinois that will complement and back up our primary U.S. data center in Greenwich, Connecticut.  We expect our future capital expenditures to rise as we continue our focus on technology infrastructure initiatives in order to further enhance our competitive position. We anticipate that we will fund capital expenditures with cash from operations and cash on hand. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance.  If we pursue any strategic acquisitions, we may incur additional capital expenditures.

Seasonality

Our business is subject to seasonal fluctuations, reflecting varying numbers of market participants at times during the year and varying numbers of trading days from quarter-to-quarter, including declines in trading activity due to holidays. Typical seasonal trends may be superseded by market or world events, which can have a significant impact on prices and trading volume.

Strategic Investments and Acquisitions

We periodically engage in evaluations of potential strategic investments and acquisitions.  The Company has made strategic investments in electronic trading exchanges including: Boston Options Exchange, LLC, OneChicago LLC, ISE Stock Exchange, LLC and CBOE Stock Exchange, LLC.

At June 30, 2007, the Company had loans to W.R. Hambrecht + Co. Inc. with a par amount of $19.2 million.  These loans bear interest at 8% per annum and are recorded at amortized cost plus accrued interest.  As of June 30, 2007 the Company holds warrants to purchase approximately 25.5% of W.R. Hambrecht + Co. Inc.  We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own. Currently, there are no definitive agreements with respect to any material acquisition.

Certain Information Concerning Off-Balance-Sheet Arrangements

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

Critical Accounting Policies

Valuation of Financial Instruments

Due to the nature of our operations, substantially all of our financial instrument assets, comprised of securities owned, securities purchased under agreements to resell, securities borrowed and receivables from brokers, dealers and clearing organizations are carried at fair value based on quoted market prices or are assets which are short-term in nature and are reflected at amounts approximating fair value.  Similarly, all of our financial instrument liabilities that arise from securities sold but not yet purchased, securities sold under agreements to repurchase, securities loaned and payables to brokers, dealers and clearing organizations are short-term in nature and are reported at quoted market prices or at amounts approximating fair value.  Our long and short positions are valued at either the last consolidated trade price or the last consolidated bid/offer mid-point (where applicable) at the close of regular trading hours, in the respective markets.  Given that we manage a globally integrated market making portfolio, we have large and substantially offsetting positions in securities and commodities that trade on different exchanges that close at different times of the trading day.  As a result, there may be large and anomalous swings in the value of our positions daily and, accordingly, in our earnings in any period.  This is especially true on the last business day of each calendar quarter, although such swings tend to come back into equilibrium on the first business day of the succeeding calendar quarter.

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

IBG LLC has been, and we likely will be, from time to time subject to litigation and other legal proceedings.  As of June 30, 2007, certain subsidiaries of IBG LLC have been named parties to legal actions, which IBG LLC or such subsidiaries intend to defend vigorously.  Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on IBG LLC’s business or financial condition, but may have a material impact on the results of operations for a given period.  As of June 30, 2007, reserves provided for potential losses related to litigation matters were not material.  No such reserves were deemed necessary as of June 30, 2006.

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

In late 2005, we began to expand our market making systems to incorporate cash forex and forex options in order to hedge our currency exposure at little or no cost.  In September 2006, we began hedging our currency exposure throughout the day on a continuous basis.  In connection with the development of our currency hedging strategy, we have determined to base our net worth in GLOBALs, where currently a GLOBAL is defined as consisting of 59 U.S. cents, 26 Euro cents, 10 Japanese yen and 30 British pence.  With the growth of our international operations, we foresee including other currencies in our definition of the GLOBAL.  As our forex market making systems continue to develop, and as more exchanges trade more forex-based products electronically, we expect more trading volume to flow through this system and, accordingly, we expect to be able to manage the risks in forex in the same low cost manner as we currently manage the risks of our market making in equity-based products.

Interest Rate Risk

We had $150.0 million in variable-rate debt outstanding at June 30, 2007.  These debt obligations are subject to fluctuations in interest rates at the end of each borrowing term, which impact the amount of interest we must pay.  If variable interest rates were to increase by 1.0% per annum, the annual impact to our net income from debt obligations of this amount would be a reduction of $1.5 million.  Under our senior secured revolving credit facility, we have the ability to choose borrowing tenors from overnight to twelve months, which permits us to minimize the risk of interest rate fluctuations.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies.  We typically invest a portion of these funds in U.S. government treasury securities with maturities of up to three months.  If interest rates were to increase rapidly and substantially, in increments that were not reflected in the yields on these treasury securities, our net interest income from customer deposits would decrease.  An unexpected increase of 0.25% per annum would reduce our annual net interest income by approximately $1.8 million.

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

Margin Credit

We extend margin credit to our customers, which is subject to various regulatory requirements.  Margin credit is collateralized by cash and securities in the customers’ accounts.  The risks associated with margin credit increase during periods of fast market movements or in cases where collateral is concentrated and market movements occur.  During such times, customers who utilize margin credit and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of a liquidation.  We are also exposed to credit risk when our customers execute transactions, such as short sales of options and equities, that can expose them to risk beyond their invested capital.

We expect this kind of exposure to increase with growth in our overall business.  Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations.  As of June 30, 2007, we had $1,288.1 million in margin credit extended to our customers.  The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices.  Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve.  As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective, in all material respects, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under “Business—Legal Proceedings and Regulatory Matters” on pages 122 and 123 of our Prospectus filed with the SEC on May 4, 2007 relating to our Registration Statement on Form S-1 (File No. 333-138955). During our normal course of business, the Company’s regulated operating companies are in discussions with regulators about matters raised during regulatory examinations or otherwise subject to their inquiry. These matters could result in censures, fines or other sanctions. Management believes the outcome of any resulting actions will not be material to the Company’s financial condition, results of operations or cash flows. However, the Company is unable to predict the outcome of these matters.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

10.1	Claims Purchase Agreement, Dated June 28, 2007

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: August 13, 2007