Form 10-Q
period 2007-09-30
Interactive Brokers Group, Inc.
filed 2007-11-09
CIK 1381197

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33440

INTERACTIVE BROKERS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	30-0390693 (I.R.S. Employer Identification No.)
One Pickwick Plaza Greenwich, Connecticut 06830 (Address of principal executive office)
(203) 618-5800 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of November 9, 2007, there were 40,142,096 shares of the issuer's Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer's Class B common stock, par value $0.01 per share, outstanding.

INTERACTIVE BROKERS GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007
Table of Contents

PART I: FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

Introductory Note

        On May 3, 2007, Interactive Brokers Group, Inc., a Delaware corporation ("IBG, Inc."), priced an initial public offering (the "IPO") of shares of its Class A common stock, par value $0.01 per share (the "Common Stock"). In connection with the IPO, IBG, Inc. purchased 10% of the membership interests in IBG LLC, a Connecticut limited liability company, from IBG Holdings LLC, a Delaware limited liability company, became the sole managing member of IBG LLC and began to consolidate IBG LLC's financial results into its financial statements. Such transactions, collectively referred to herein as the "Recapitalization," are described in greater detail in Note 4 to the unaudited condensed consolidated financial statements.

        The unaudited condensed consolidated financial statements reflect the historical results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC since May 4, 2007. Prior to May 4, 2007, the date of IBG, Inc.'s IPO, the unaudited condensed consolidated financial statements included herein represent the financial statements of IBG LLC and subsidiaries (the "Group"). The historical unaudited condensed consolidated financial statements do not reflect what the financial position, results of operations or cash flows of IBG, Inc. or the Group would have been had these companies been stand-alone public companies for the periods presented. Specifically, the historical financial statements of the Group do not give effect to the following matters:

  •
  The Recapitalization;

  •
  U.S. corporate federal income taxes; and

  •
  Minority interest held by IBG Holdings LLC.

        As a consequence, earnings per share information reported in the unaudited condensed consolidated statements of income for the nine months ended September 30, 2007 reflect only the net income available for common stockholders for the period from May 4, 2007 through September 30, 2007, as detailed in Note 4. The unaudited pro forma earnings per share data for the nine month period ended September 30, 2007 reported in Part 1, Item 2 of this Quarterly Report on Form 10-Q entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" present earnings per share giving pro forma effect to income taxes and minority interest as if the Recapitalization and the IPO had been completed as of January 1, 2006 with respect to the unaudited condensed consolidated statements of income data.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition
(Unaudited)

(in thousands)	September 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$500,810	$669,271
Cash and securities—segregated for regulatory purposes	4,714,811	3,111,795
Securities borrowed	9,288,201	10,479,231
Securities purchased under agreements to resell	—	97,740
Trading assets, at fair value:
Financial instruments owned	10,918,687	7,485,879
Financial instruments owned and pledged as collateral	6,469,832	8,331,923

	17,388,519	15,817,802

Other receivables:
Customers, less allowance for doubtful accounts of $2,028 at September 30, 2007 and $1,031 at December 31, 2006	1,321,623	848,448
Brokers, dealers and clearing organizations	2,547,998	856,957
Interest	86,906	62,772

	3,956,527	1,768,177

Other assets	402,052	136,502

Total assets	$36,250,920	$32,080,518

Liabilities, redeemable members' interests and stockholders' equity
Liabilities:
Trading liabilities—financial instruments sold but not yet purchased, at fair value	$18,226,056	$14,785,617
Securities loaned	5,077,647	8,026,468
Short-term borrowings	1,150,418	1,296,909
Other payables:
Customers	6,446,616	3,914,037
Brokers, dealers and clearing organizations	1,211,871	743,339
Payable to affiliate	211,095	—
Accounts payable, accrued expenses and other liabilities	214,154	161,812
Interest	47,610	49,821

	8,131,346	4,869,009

Senior notes payable	154,917	150,598
Senior secured credit facility	212,000	150,000
Minority interest	2,930,162	—
Commitments, contingencies and guarantees
Redeemable members' interests, including accumulated other comprehensive income of $98,568	—	2,801,917
Stockholders' equity, including accumulated other comprehensive income of $2,828	368,374	—

Total liabilities, redeemable members' interests and stockholders' equity	$36,250,920	$32,080,518

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for shares or per share amounts)
	2007	2006	2007	2006
Revenues:
Trading gains	$289,226	$229,524	$638,327	$631,108
Commissions and execution fees	69,490	42,816	186,110	127,957
Interest income	207,547	183,305	597,157	475,869
Other income	21,610	18,669	68,903	65,242

Total revenues	587,873	474,314	1,490,497	1,300,176
Interest expense	142,720	134,467	419,803	340,971

Total net revenues	445,153	339,847	1,070,694	959,205

Non-interest expenses:
Execution and clearing	85,171	76,694	256,665	230,811
Employee compensation and benefits	30,993	28,307	92,667	84,114
Occupancy, depreciation and amortization	6,706	5,080	19,124	16,797
Communications	4,055	3,250	10,990	9,116
General and administrative	10,363	6,373	28,392	18,441

Total non-interest expenses	137,288	119,704	407,838	359,279

Income before income taxes and minority interest	307,865	220,143	662,856	599,926
Income tax expense	27,228	5,886	38,875	21,639
Minority interest subsequent to May 3, 2007	(258,394)	—	(342,400)	—

Net income	$22,243	$214,257	$281,581	$578,287

Net Income and earnings per share for the period from May 4, 2007 through September 30, 2007:
Net income available for common stockholders	$22,243		$29,249

Earnings per share (Note 4):
Basic	$0.55		$0.73

Diluted	$0.53		$0.69

Weighted average common shares outstanding:
Basic	40,142,196		40,159,927

Diluted	401,315,481		401,334,128

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)
	2007	2006
Cash flows from operating activities:
Net income	$29,249	$578,287
Adjustments to reconcile net income to net cash provided by operating activities:
Translation (gains) losses	(43,084)	53,875
Deferred income taxes	15,360	—
Depreciation and amortization	8,954	9,187
Minority interest	594,732	—
Employee stock plan compensation	16,627	—
(Gains) losses on non-trading investments, net	(4,557)	170
Other	1,781	71
Change in operating assets and liabilities:
Increase in cash and securities — segregated for regulatory purposes	(1,602,472)	(859,982)
Decrease (increase) in securities borrowed	1,252,679	(2,449,972)
Decrease in securities purchased under agreements to resell	97,740	4,000
Increase in trading assets	(1,217,802)	(3,486,160)
Increase in receivables from customers	(472,347)	(338,452)
Increase in other receivables	(1,665,368)	(472,945)
Increase in other assets	(248,306)	(13,368)
Increase in trading liabilities	3,091,548	2,860,031
(Decrease) increase in securities loaned	(2,962,971)	2,469,955
Increase in payable to customers	2,528,825	1,044,685
Increase in other payables	703,645	653,973

Net cash provided by operating activities	124,233	53,355

Cash flows from investing activities:
Purchase of IBG LLC historical member interests	(1,177,892)	—
Dividends received from IBG LLC	11,982	—
Purchase of investments	(9,941)	(26,500)
Distributions received from investment in exchange	—	607
Purchase of trading rights	(750)	—
Purchase of property and equipment	(12,007)	(8,264)

Net cash used in investing activities	(1,188,608)	(34,157)

Cash flows from financing activities:
Net proceeds from issuance of Class A and Class B Common Stock	1,177,392	—
Class A Common Stock acquired from employees	(1,376)	—
Dividends paid by IBG LLC prior to May 4, 2007	(158,500)	(152,000)
Issuance of senior notes	341,716	395,315
Redemptions from senior notes	(337,397)	(416,289)
Borrowings under senior secured credit facility	62,000	150,000
(Decrease) increase in short-term borrowings, net	(220,414)	242,288
Cash capital contribution to THE	3,882	—
Members' contributions to IBG LLC	—	10,527
IBG LLC member interests redeemed	—	(3,900)

Net cash provided by financing activities	867,303	225,941

Effect of exchange rate changes on cash and cash equivalents	28,611	8,845

Net (decrease) increase in cash and cash equivalents	(168,461)	253,984
Cash and cash equivalents at beginning of period	669,271	408,232

Cash and cash equivalents at end of period	$500,810	$662,216

Supplemental disclosures of cash flow information:
Refinancing of bridge loan	$10,018	$—

Interest paid	$422,015	$318,932

Taxes paid	$3,489	$12,335

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Redeemable Members' Interests
and Stockholders' Equity
Nine months ended September 30, 2007
(Unaudited)

(in thousands, except for shares or per share amounts, unless otherwise noted)

								Total Stockholders' Equity and Redeemable Members' Interests
		Common Stock
							Accumulated Other Comprehensive Income
	Redeemable Members' Interests	Shares	Par Value	Additional Paid-In- Capital	Treasury Stock	Retained Earnings
Balance, January 1, 2007	$2,703,349						$98,568	$2,801,917
Comprehensive income through May 3, 2007:
Net Income	252,332							252,332
Cumulative translation adjustment							13,245	13,245
Dividends, through May 3, 2007	(158,500)							(158,500)
Adjustments to eliminate redeemable members' interests and establish minority interest as of May 3, 2007, net	(2,797,181)						(100,632)	(2,897,813)
Adjustments to eliminate remaining accumulated other comprehensive income as of May 3, 2007, applied to additional paid in capital				$11,181			(11,181)	0
Net proceeds from issuance of Common Stock in IPO		40,000,000	$400	279,318				279,718
Issuance of Class B shares of common stock		100	—					—
Common Stock issued pursuant to stock plans		2,215,617	22	66,373				66,395
Treasury stock, unearned compensation		(2,215,617)			$(66,395)			(66,395)
Common Stock distributed to employees		187,953			5,640			5,640
Common stock acquired from employees		(45,857)	—		(1,376)			(1,376)
Deferred tax benefit retained				37,252				37,252
IBG, Inc.'s allocable share of capital contribution to THE				3,882				3,882
Comprehensive income, after May 3, 2007:
Net income						$29,249		29,249
Cumulative translation adjustment, net of income taxes of $1,643						—	2,828	2,828

Total comprehensive income after May 3, 2007						29,249	$2,828	32,077

Balance, September 30, 2007	$0	40,142,196	$422	$398,006	$(62,131)	$29,249	$2,828	$368,374

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

1. Organization and Nature of Business

        The accompanying unaudited condensed consolidated financial statements of Interactive Brokers Group, Inc. and subsidiaries ("IBG, Inc."), a Delaware holding company, include the financial results of IBG LLC and its operating subsidiaries (collectively, "IBG LLC" or the "Group") for the periods reported. Subsequent to May 3, 2007, the statements reflect the consolidation of IBG, Inc.'s investment in IBG LLC. On May 9, 2007, IBG, Inc. issued 40 million shares of its Class A common stock pursuant to a registered public offering (Note 4), and completed its purchase of a 10% interest in IBG LLC and became the sole managing member of the Group under the "Amended and Restated Operating Agreement of IBG LLC" dated May 3, 2007. IBG, Inc. is a Delaware holding company whose primary operating asset is its ownership interest in IBG LLC. IBG LLC, formerly known as Interactive Brokers Group LLC, is an automated global market maker and electronic broker specializing in routing orders and processing trades in securities, futures and foreign exchange instruments.

        IBG LLC is a Connecticut limited liability company that conducts its business through its operating subsidiaries (collectively called the "Operating Companies"): Timber Hill LLC ("TH LLC"), Timber Hill Europe AG ("THE"), Timber Hill Securities Hong Kong Limited ("THSHK"), Timber Hill Australia Pty Limited ("THA"), Timber Hill Canada Company ("THC"), Interactive Brokers LLC ("IB LLC"), Interactive Brokers Canada Inc. ("IBC"), Interactive Brokers (U.K.) Limited ("IBUK"), Interactive Brokers Hungary KFT ("IBH") and IB Exchange Corp. ("IBEC"). IBG LLC has contributed $1,000 in capital to incorporate Interactive Brokers (India) Private Limited ("IBI"). Indian regulatory rules will require additional capitalization of $6,500 upon final approval of IBI's application. IBI will provide customer electronic brokerage services on Indian markets when it commences operations (expected by early 2008).

        The Operating Companies are members of various securities and commodities exchanges in North America, Europe and the Asia/Pacific region. Other than IB LLC, IBUK and IBC, the Operating Companies do not carry securities accounts for customers or perform custodial functions relating to customer securities. IB LLC, a U.S. broker-dealer and futures commission merchant, conducts electronic brokerage services for customers. IB LLC carries customer securities and commodity accounts and is subject to the regulatory requirements of the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the U.S. Commodities Exchange Act.

2. Significant Accounting Policies

Basis of Presentation

        The unaudited condensed consolidated financial statements of IBG, Inc. are presented in U.S. dollars and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting with respect to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("U.S. GAAP") for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in IBG, Inc.'s final prospectus filed with the SEC on May 4, 2007 (the "Prospectus") for the offering of Class A common stock, par value $0.01 per share (the "Common Stock"). See Note 4 to the unaudited condensed consolidated financial statements for information regarding the Recapitalization (as defined in Note 4) and the IPO.

        The unaudited condensed consolidated financial statements as of December 31, 2006 and for the three and nine month periods ended September 30, 2006 relate to IBG LLC and its subsidiaries. The unaudited condensed consolidated statement of financial condition as of September 30, 2007 reflects the unaudited condensed consolidated statement of financial condition of IBG, Inc. and its subsidiaries.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

The unaudited condensed consolidated statements of income for the three and nine month periods ended September 30, 2007 and the unaudited condensed consolidated statement of cash flows for the nine month period ended September 30, 2007, reflect the consolidated operating results and cash flows of IBG LLC and its subsidiaries prior to May 4, 2007 and, from May 4, 2007 through September 30, 2007 reflect the consolidated operating results and cash flows of IBG, Inc. and its subsidiaries.

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

  •
  U.S. corporate federal income taxes; and

  •
  Minority interest held by IBG Holdings LLC.

        In management's opinion, the unaudited condensed consolidated financial statements reflect all normal, recurring adjustments to present fairly IBG, Inc.'s financial position, results of operations and cash flows for the interim periods presented. The consolidated results of operations and cash flows for the three month period ended September 30, 2007 are not necessarily indicative of the results to be expected for any future period or for the full year.

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements and accompanying notes. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ materially from those estimates. Such estimates include the estimated fair value of financial instruments and investments accounted for under the equity method of accounting, the estimated useful lives of property and equipment, including capitalized internally developed software, compensation accruals, tax liabilities and estimated contingency reserves.

Fair Value

        At September 30, 2007 and December 31, 2006, substantially all of IBG, Inc.'s assets and liabilities were carried at fair value or at amounts that approximate fair value. The fair value amounts for financial instruments are disclosed in each respective note to the unaudited condensed consolidated financial statements.

Principles of Consolidation

        The unaudited condensed consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries. IBG, Inc. consolidates the Group's consolidated financial statements and records as minority interest the interests in the Group that IBG, Inc. does not own. The Group's policy is to consolidate all entities of which it owns more than 50% unless it does not have control. All inter-company balances and transactions have been eliminated. Pursuant to the revised Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," IBG, Inc. would also consolidate any Variable Interest Entities ("VIEs") of

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

which it is the primary beneficiary. IBG, Inc. currently is not the primary beneficiary of any such entities and therefore no VIEs are included in the condensed consolidated financial statements.

Earnings Per Share

        Earnings per share ("EPS") is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share are calculated utilizing net income available for common stockholders commencing from May 4, 2007, the date of the IPO, and up until September 30, 2007, divided by the weighted average number of shares of Common Stock outstanding. Diluted earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average percentage of IBG LLC interests owned by IBG, Inc. during the period to arrive at an amount of net income that would be available for common stockholders on an if-exchanged basis if all member interests in IBG LLC currently held by IBG Holdings LLC had been exchanged for Class A common stock. This resulting net income is divided by the weighted average total number of shares of Common Stock that would be outstanding if such an exchange had occurred, and includes shares of Common Stock issued and issuable under the 2007 ROI Unit Stock Plan (Note 5).

Stock-Based Compensation

        IBG, Inc. follows SFAS No. 123(R), "Share-Based Payment," to account for its stock-based compensation plans. SFAS No. 123(R) is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." SFAS No. 123(R) requires all share-based payments to employees to be recognized in the financial statements using a fair value-based method. As a result, IBG, Inc. expenses the fair value of stock granted to employees over the related vesting period. Employees who discontinue employment with the Company without cause after age 59 are eligible to receive 100% of their unvested shares awarded under the 2007 ROI Unit Stock Plan and 2007 Stock Incentive Plan, with the remaining shares vesting over the following five (5) years, 12.5% per year for the first four (4) years and 50% in the fifth year, subject to post-employment plan provisions. Employees age 59 and younger are eligible to receive 50% of their unvested shares over the same 5-year vesting schedule.

Redeemable Members' Interests

        Prior to the IPO, the Group's redeemable members' interests represented member interests in IBG LLC that were entitled to share in the condensed consolidated profits and losses of the Group. In connection with the Recapitalization, which is further described in Note 4, all existing member interests in the Group were exchanged for interests in IBG Holdings LLC.

        IBG LLC had applied guidance within Emerging Issues Task Force ("EITF") Topic D-98 "Classification and Measurement of Redeemable Securities," which requires securities or equity interests of a company whose redemption is outside the control of the company to be classified outside of permanent capital in the statement of financial condition. Historically, the member interests in IBG LLC could be redeemed by the members at book value at their option. Because this redemption right was deemed to be outside of its control, IBG LLC classified all members' capital outside of permanent capital as redeemable members' interests in the unaudited condensed consolidated statements of financial condition.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

        Prior to January 2, 2006, selected employees had been granted non-transferable fully vested member interests in IBG LLC. Grants issued before January 1, 2006 were accounted for pursuant to APB Opinion No. 25 and EITF Issue No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FIN No. 44." IBG LLC recorded a fixed dollar amount of expense for member interest grants at the date of grant based on management's estimate of fair value, which is book value (as defined in IBG LLC's "Agreement as to Member Interest Purchase Rights"). Member interests confer ownership rights in IBG LLC and entitle the holder to proportionate rights to future allocable profits and losses of IBG LLC. Under the terms of the agreement, member-employees could only sell their interests back to IBG LLC at any time at book value. Member interest grants were initially accounted for as liabilities until six months elapsed from the date of grant, at which time such liabilities were reclassified to redeemable members' interests as members' contributions.

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

Cash and Securities—Segregated for Regulatory Purposes

        As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators including the SEC and the Commodities Futures Trading Commission ("CFTC") in the United States and the Financial Services Authority in the United Kingdom to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets. In addition, substantially all of the Operating Companies are members of various clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities.

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

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

        Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at contract value, plus accrued interest, which approximates fair value. IBG, Inc.'s policy is to obtain possession of collateral

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

with a fair value equal to or in excess of the principal amount loaned under resale agreements. To ensure that the fair value of the underlying collateral remains sufficient, this collateral is valued daily with additional collateral obtained or excess collateral returned, as required under contractual provisions.

Financial Instruments Owned and Sold But Not Yet Purchased

        Stocks, government and corporate bonds, futures and options transactions are reported in the condensed consolidated financial statements on a trade date basis. Substantially all financial instruments owned and financial instruments sold but not yet purchased are recorded at fair value based upon quoted market prices. All firm-owned financial instruments pledged to counterparties where the counterparty has the right, by contract or custom, to sell or repledge the financial instruments are classified as financial instruments owned and pledged as collateral in the condensed consolidated statements of financial condition.

        IBG, Inc. also enters into cross-currency swap transactions. These transactions, which are also reported on a trade date basis, are agreements to exchange a fixed amount of one currency for a specified amount of a second currency at the outset and at completion of the swap term. Unrealized mark-to-market gains and losses on cross-currency swap transactions are reported as components of financial instruments owned or financial instruments sold but not yet purchased in the condensed consolidated statements of financial condition. Net earnings or losses are reported as components of interest income in the condensed consolidated statements of income.

Customer Receivables and Payables

        Customer securities transactions are recorded on a settlement date basis and customer commodities transactions are recorded on a trade date basis. Receivables from and payables to customers include amounts due on cash and margin transactions, including futures contracts transacted on behalf of customers. Securities owned by customers, including those that collateralize margin loans or other similar transactions, are not reported in the condensed consolidated statements of financial condition.

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

        Receivables from brokers, dealers and clearing organizations include amounts receivable for securities not delivered by IBG, Inc. to the purchaser by the settlement date ("fails to deliver") and margin deposits. Payables to brokers, dealers and clearing organizations include amounts payable for securities not received by IBG, Inc. from a seller by the settlement date ("fails to receive"). Receivables and payables to brokers, dealers and clearing organizations also include amounts related to futures contracts executed on behalf of customers as well as net payables and receivables from unsettled trades.

Investments

        IBG, Inc. makes certain strategic investments and accounts for these investments under the equity method of accounting. Investments are accounted for under the equity method of accounting when IBG, Inc. has significant influence over the investee as required under APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Investments accounted for under the equity method are recorded at the amount of IBG, Inc.'s investment and adjusted each period for IBG, Inc.'s share of the investee's income or loss. IBG, Inc.'s share of the income or losses from equity investments is reported as a component of other income in the condensed consolidated statements of

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

income and IBG, Inc.'s equity investments, which are included in other assets in the condensed consolidated statements of financial condition, increase or decrease accordingly. Distributions received from equity investees are recorded as reductions to the respective investment balance.

        A judgmental aspect of accounting for investments is evaluating whether an other-than-temporary decline in the value of an investment has been sustained. The evaluation of an other-than-temporary impairment is dependent on specific quantitative and qualitative factors and circumstances surrounding an investment, including recurring operating losses, credit defaults and subsequent rounds of financing. As none of IBG, Inc.'s investments have readily determinable market values, the primary factor considered by management in assessing if an other-than-temporary impairment of value has occurred is the financial condition of the investee company. All investments are reviewed for changes in circumstances or occurrence of events that suggest IBG, Inc.'s investment may not be recoverable. If an unrealized loss on any investment is considered to be other-than-temporary, the loss is recognized in the period the determination is made.

        IBG, Inc. also holds exchange memberships and investments in equity securities of certain exchanges as required to qualify as a clearing member. Such investments are recorded at cost or, if an other-than-temporary impairment in value has occurred, at a value that reflects management's estimate of the impairment, and are included in other assets in the unaudited condensed consolidated statements of financial condition. Dividends are recognized as a component of other income as such dividends are received.

Property and Equipment

        Property and equipment consist of purchased technology hardware and software, internally developed software, leasehold improvements and office furniture and equipment. Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation and amortization are computed using the straight-line method. Equipment is depreciated over the estimated useful lives of the assets, while leasehold improvements are amortized over the lesser of the estimated economic useful life of the asset or the term of the lease. Computer equipment is depreciated over three to five years and office furniture and equipment are depreciated over five to seven years. Qualifying costs for internally developed software are capitalized and amortized over the expected useful life of the developed software, not to exceed three years.

Comprehensive Income

        Comprehensive income consists of two components: net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are included in stockholders' equity (or in redeemable members' interests prior to the IPO) but are excluded from net income. IBG, Inc.'s other comprehensive income is comprised of foreign currency translation adjustments.

        The local currency is designated as the functional currency for IBG, Inc.'s international operating companies. Accordingly, assets and liabilities are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the period. Translation gains and losses from market making and electronic brokerage activities are respectively included in trading gains and in other income in the accompanying condensed consolidated statements of income. Adjustments that result from translating amounts from a subsidiary's functional currency are

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

reported as a component of stockholders' equity (or in redeemable members' interests prior to the IPO).

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

Income Taxes

        IBG, Inc. accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of assets and liabilities, and FIN No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109". FIN No. 48 clarifies the accounting for uncertainty of income tax positions recognized in financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a "more likely than not" threshold and measurement attribute for recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in an income tax return. Timber Hill (U.K.) Limited, an indirect subsidiary of IBG LLC, ("THUK") formerly conducted market making activity for the Group in the United Kingdom ("U.K.") and in Italy, but ceased operating in 2004. Due to the transfer of THUK's operations from the U.K. to Switzerland, its income for the period 2002 to 2004 was not taxable in the U.K., but was instead taxable in Switzerland. As of September 30, 2007, IBG, Inc. has recorded net refundable income taxes of $10,685, including net interest receivable of $959, representing the net of amounts refundable by the U.K. Inland Revenue and payable to the Swiss tax authorities for such periods as the result of income taxes previously overpaid to the U.K. Inland Revenue. The income tax provision for the three months ended June 30, 2007 included IBG, Inc.'s proportionate share of these refundable income taxes.

        The Group historically operated in the United States as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. Accordingly, the Group's income was not subject to U.S. federal income taxes. Taxes related to income earned by partnerships represent obligations of the individual partners. Income taxes shown in the Group's historical unaudited condensed consolidated statements of income have been primarily attributable to taxes incurred in non-U.S. entities. State and local income taxes reported in the condensed consolidated statements of income represent taxes assessed by jurisdictions that do not recognize the Group's limited liability company status. Outside the United States, the Group principally operates through subsidiary corporations and is subject to local income taxes. Foreign income taxes paid on dividends received are also reported as income taxes.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

        Subsequent to the IPO, income taxes have been provided for IBG, Inc.'s proportionate share of the Group's income that is subject to Federal and state income taxes. IBG, Inc. recognizes interest related to income tax matters as interest income or expense and penalties related to income tax matters as income tax expense.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. Adoption of SFAS No. 157 is not expected to have a material effect on IBG, Inc.'s unaudited condensed consolidated statements of financial condition, income or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for an entity's first fiscal year beginning after November 15, 2007. Adoption of SFAS No. 159 is not expected to have a material effect on IBG, Inc.'s unaudited condensed consolidated statements of financial condition, income or cash flows.

3. Trading Activities and Related Risks

        IBG, Inc.'s trading activities include providing securities market making and brokerage services. Trading activities expose IBG, Inc. to market and credit risks. These risks are managed in accordance with established risk management policies and procedures. To accomplish this, management has established a risk management process that includes:

  •
  A regular review of the risk management process by executive management as part of its oversight role;

  •
  Defined risk management policies and procedures supported by a rigorous analytic framework; and

  •
  Articulated risk tolerance levels as defined by executive management that are regularly reviewed to ensure that IBG, Inc.'s risk-taking is consistent with its business strategy, capital structure, and current and anticipated market conditions.

Market Risk

        IBG, Inc. is exposed to various market risks. Exposures to market risks arise from equity price risk, foreign currency exchange rate fluctuations and changes in interest rates.

        IBG, Inc. seeks to mitigate market risk associated with trading inventories by employing hedging strategies that correlate rate, price and spread movements of trading inventories and related financing and hedging activities. IBG, Inc. uses a combination of cash instruments and exchange traded

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

3. Trading Activities and Related Risks (Continued)

derivatives to hedge its market exposures. The following discussion describes the types of market risk faced:

  Equity Price Risk

  Equity price risk arises from the possibility that equity security prices will fluctuate, affecting the value of equity securities and other instruments that derive their value from a particular stock, a defined basket of stocks, or a stock index. IBG, Inc. is subject to equity price risk primarily in securities owned and securities sold but not yet purchased. IBG, Inc. attempts to limit such risks by diversifying its portfolio across many different options, futures and underlying securities and avoiding concentrations of positions based on the same underlying security.

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

  Interest Rate Risk

  Interest rate risk arises from the possibility that changes in interest rates will affect the value of financial instruments. IBG, Inc. is exposed to interest rate risk on cash and margin balances, positions carried in equity securities, options and futures and on its debt obligations. These risks are managed through investment policies and by entering into interest rate futures contracts.

Credit Risk

        IBG, Inc. is exposed to risk of loss if an individual, counterparty or issuer fails to perform its obligations under contractual terms ("default risk"). Both cash instruments and derivatives expose IBG, Inc. to default risk. IBG, Inc. has established policies and procedures for mitigating credit risk on principal transactions, including reviewing and establishing limits for credit exposure, maintaining collateral, and continually assessing the creditworthiness of counterparties.

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

3. Trading Activities and Related Risks (Continued)

        IBG, Inc. enters into securities purchased under agreements to resell and securities sold under agreements to repurchase transactions ("repos") in addition to securities borrowing and lending arrangements, all of which may result in credit exposure in the event the counterparty to a transaction is unable to fulfill its contractual obligations. In accordance with industry practice, repos are collateralized by securities with a market value in excess of the obligation under the contract. Similarly, securities borrowed and loaned agreements are collateralized by deposits of cash. IBG, Inc. attempts to minimize credit risk associated with these activities by monitoring collateral values on a daily basis and requiring additional collateral to be deposited with or returned to IBG, Inc. when deemed necessary.

Concentrations of Credit Risk

        IBG, Inc.'s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions.

Off-Balance Sheet Risks

        IBG, Inc. may be exposed to a risk of loss not reflected in the condensed consolidated financial statements for certain derivative instruments, including equity options and futures products and for securities sold, but not yet purchased, which represent obligations of IBG, Inc. to deliver specified securities at contracted prices, which may create a liability to repurchase them in the market at prevailing prices. Accordingly, these transactions result in off-balance sheet risk as IBG, Inc.'s cost to liquidate such securities, options and futures contracts may exceed the amount reported in IBG, Inc.'s condensed consolidated statements of financial condition.

4. Initial Public Offering and Recapitalization

        On May 3, 2007, IBG, Inc. priced its initial public offering of shares of Common Stock. In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC's financial results into its financial statements. Such transactions are collectively referred to herein as the "Recapitalization." Class B common stock, wholly owned by IBG Holdings LLC, has voting rights in proportion to its ownership of IBG LLC, 89.5042% as of September 30, 2007.

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

4. Initial Public Offering and Recapitalization (Continued)

  •
  U.S. corporate federal income taxes, since the Group operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. Historically, the Group's income was not subject to U.S. federal income taxes. Taxes related to income earned by partnerships represent obligations of the individual partners. Prior to May 4, 2007, income taxes reported on the unaudited condensed consolidated statements of income were primarily attributable to taxes incurred by non-U.S. entities. Outside the United States, the Group principally operates through subsidiary corporations and is subject to local income taxes. Foreign income taxes paid on dividends received are also reported as income taxes. Prior to May 4, 2007, state and local income taxes reported in the unaudited condensed consolidated statements of income represent taxes assessed by jurisdictions that do not recognize the Group's limited liability company status. Subsequent to the IPO, the unaudited condensed consolidated financial statements of IBG, Inc. include U.S. federal and state income taxes on its allocable share of the results of operations of the Group, giving effect to the post-IPO structure; and

  •
  Minority interest reflecting IBG Holdings LLC's ownership of approximately 90% of the IBG LLC membership interests outstanding immediately after the IPO.

Initial Public Offering

        On May 9, 2007, IBG, Inc. issued, at $30.01 per share, 40,000,000 shares (1,000,000,000 shares authorized) of its Common Stock in an initial public offering pursuant to the Registration Statement on Form S-1 (File No. 333-138955) (the "Registration Statement"). The aggregate gross proceeds from the IPO amounted to $1,200.4 million. Net proceeds of $1,177.9 million, after placement agency fees, were paid to IBG Holdings LLC in exchange for a 10.0% interest in IBG LLC. Other offering expenses of $5.5 million were paid by IBG LLC.

Recapitalization

        Immediately prior to and immediately following the consummation of the IPO, IBG, Inc., IBG Holdings LLC, IBG LLC and the members of IBG LLC consummated a series of transactions collectively referred to herein as the "Recapitalization." In connection with the Recapitalization, IBG, Inc., IBG Holdings LLC and the historical members of IBG LLC entered into an exchange agreement, dated as of May 3, 2007 (the "Exchange Agreement"), pursuant to which the historical members of IBG LLC received membership interests in IBG Holdings LLC in exchange for their membership interests in IBG LLC. Additionally, IBG, Inc. became the sole managing member of IBG LLC.

        In connection with the consummation of the IPO, IBG Holdings LLC used the net proceeds to redeem 10% of members' interests in IBG Holdings LLC in proportion to their interests. Immediately following the Recapitalization and IPO, IBG Holdings LLC owned approximately 90% of IBG LLC and 100% of IBG, Inc.'s Class B common stock, which has voting power in IBG, Inc. proportionate to the extent of IBG Holdings LLC's ownership of IBG LLC.

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

4. Initial Public Offering and Recapitalization (Continued)

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

        As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc. the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. A deferred tax asset of $248,347 was recorded as of the IPO date, to be amortized as additional deferred income tax expense over 15 years. IBG, Inc. also entered into an agreement (the "Tax Receivable Agreement") with IBG Holdings LLC to pay IBG Holdings LLC (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of the tax basis increase. As of the IPO date, a payable to IBG Holdings LLC of $211,095 was recorded by IBG, Inc. Amounts payable under the Tax Receivable Agreement are subject to repayment to IBG Holdings LLC annually upon the filing of IBG, Inc.'s federal income tax return. The remaining 15%, $37,252, has been accounted for as a permanent increase to additional paid in capital in the unaudited condensed consolidated statement of financial condition.

Earnings per Share

        Historical earnings per share information is not applicable for reporting periods prior to the consummation of the IPO. Net income available for common stockholders of $22,243 and $29,249, respectively, is the net income earned by IBG, Inc. on its interest in the Group for the three month period ended September 30, 2007 and for the period from May 4, 2007 through September 30, 2007, net of the provision for income taxes for the periods.

        The Company's net income for the three month and nine month periods ended September 30, 2007 consists of the following:

	Three Month Period Ended September 30, 2007	Nine Month Period Ended September 30, 2007
Net income allocable to members of IBG LLC (for the period January 1, 2007 through May 3, 2007)	$—	$252,332
Net income available for common stockholders (for the period May 4, 2007 through September 30, 2007)	22,243	29,249

	$22,243	$281,581

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

4. Initial Public Offering and Recapitalization (Continued)

        The below table contains a reconciliation of net income before minority interest to net income available for common stockholders:

	Three Month Period Ended September 30, 2007	Nine Month Period Ended September 30, 2007
Income before income taxes	$307,865	$662,856
Income tax expense	27,228	38,875

Net income before minority interest	280,637	623,981
Net income allocable to members of IBG LLC (for the period January 1, 2007 through May 3, 2007)	—	(252,332)
Minority interest subsequent to May 3, 2007	(258,394)	(342,400)

Net income available for common stockholders	$22,243	$29,249

        The calculation of basic and diluted earnings per share is described below:

        Basic earnings per share are calculated utilizing net income available for common stockholders commencing from May 4, 2007, divided by the weighted average number of shares of Common Stock outstanding during the respective periods, the three months ended September 30, 2007 and from May 4, 2007 through September 30, 2007:

	Three Month Period Ended September 30, 2007	Period from May 4, 2007 through September 30, 2007
Basic earnings per share:
Net income available for common stockholders	$22,243	$29,249

Weighted average shares of common stock outstanding:
Class A	40,142,096	40,159,827
Class B	100	100

	40,142,196	40,159,927

Basic earnings per share	$0.55	$0.73

        Diluted earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average percentage of IBG LLC interests owned by IBG, Inc. (10.4946% and 10.4936%) during the respective periods to arrive at an amount of net income that would be available for common stockholders on an if-exchanged basis if all member interests in IBG LLC currently held by IBG Holdings LLC had been exchanged for Common Stock. This resulting net income is divided by the weighted average total number of shares of Common Stock that would be outstanding if such an

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

4. Initial Public Offering and Recapitalization (Continued)

exchange had occurred, and includes shares of Common Stock issued and issuable pursuant to the 2007 ROI Unit Stock Plan (Note 5).

	Three Month Period Ended September 30, 2007	Period from May 4, 2007 through September 30, 2007
Diluted earnings per share:
Net income available for common stockholders	$211,948	$278,732

Weighted average shares of common stock outstanding:
Class A:
Issued and outstanding	40,142,096	40,159,827
Assumed issuance in exchange for remaining interests in IBG LLC	360,000,000	360,000,000
Issuable pursuant to 2007 ROI Unit Stock Plan	1,173,285	1,174,201
Class B	100	100

	401,315,481	401,334,128

Diluted earnings per share	$0.53	$0.69

5. Employee Incentive Plans

Return on Investment Dollar Units ("ROI Dollar Units")

        From 1998 through January 1, 2006, IBG LLC granted all non-member employees ROI Dollar Units, which are redeemable under the amended provisions of the plan, and in accordance with regulations issued by the Internal Revenue Service (Section 409A of the Internal Revenue Code). Upon redemption, the grantee is entitled to accumulated earnings on the face value of the certificate, but not the actual face value. For grants made in 1998 and 1999, grantees may redeem the ROI Dollar Units after vesting on the fifth anniversary of the date of their grant and prior to the tenth anniversary of the date of their grant. For grants made between January 1, 2000 and January 1, 2005, grantees must elect to redeem the ROI Dollar Units upon the fifth, seventh or tenth anniversary date. These ROI Dollar Units will vest upon the fifth anniversary of the date of their grant and will continue to accumulate earnings until the elected redemption date. For grants made on or after January 1, 2006, all ROI Dollar Units shall vest on the fifth anniversary date of their grant and will be automatically redeemed. Subsequent to the IPO, no additional ROI Dollar Units will be granted and non-cash compensation to employees will consist primarily of grants of shares of Common Stock as described below under "2007 Stock Incentive Plan."

        As of September 30, 2007 and December 31, 2006, payables to employees for ROI Dollar Units were $19,917 and $39,644, respectively, of which $7,245 and $14,003, respectively, were vested. These amounts are included in accounts payable, accrued expenses and other liabilities in the unaudited condensed consolidated statements of financial condition. Compensation expense for the ROI Dollar Unit plan, included in the unaudited condensed consolidated statement of income, was $6,571 for the nine months ended September 30, 2007.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

5. Employee Incentive Plans (Continued)

2007 ROI Unit Stock Plan

        In connection with the IPO, IBG, Inc. adopted the Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan (the "ROI Unit Stock Plan"). Under this plan, certain employees who held ROI Dollar Units, at the employee's option, elected to invest their ROI Dollar Unit accumulated earnings as of December 31, 2006 in shares of Common Stock. 1,271,009 shares of Common Stock, with a fair value at the date of grant of $38,143, were issued to IBG LLC, to be held as Treasury stock, and were distributed or are distributable to employees pursuant to the 2007 ROI Unit Stock Plan in accordance with the following schedule, subject to the conditions below:

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

        Of the fair value at the date of grant, $17,806 represented the accumulated ROI Dollar Unit value elected to be invested by employees in Common Stock and such amount was accrued for as of December 31, 2006. The remainder will be ratably accrued as compensation expense by the Group from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule. Compensation expense for the 2007 ROI Unit Stock Plan, net of the effect of forfeitures, included in the unaudited condensed consolidated statement of income subsequent to the IPO through September 30, 2007 was $910.

2007 Stock Incentive Plan

        Under the Interactive Brokers Group, Inc. 2007 Stock Incentive Plan (the "Stock Incentive Plan"), up to 9.2 million shares of Common Stock may be granted and issued to directors, officers, employees, contractors and consultants of IBG, Inc. and its subsidiaries. The purpose of the Stock Incentive Plan is to promote IBG, Inc.'s long-term financial success by attracting, retaining and rewarding eligible participants.

        The Stock Incentive Plan is administered by the Compensation Committee of IBG, Inc.'s Board of Directors. The Compensation Committee has discretionary authority to determine which employees are eligible to participate in the Stock Incentive Plan. The Compensation Committee establishes the terms and conditions of the awards under the Stock Incentive Plan, including the number of awards offered to each employee and all other terms and conditions applicable to such awards in individual grant agreements. Awards are expected to be made primarily through grants of Common Stock. The Stock Incentive Plan will provide that awards will be subject to issuance over time and may be forfeited upon an employee's termination of employment or violation of certain applicable covenants prior to issuance, unless determined otherwise by the Compensation Committee.

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

5. Employee Incentive Plans (Continued)

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

        On July 31, 2007 the Company granted an additional 16,665 shares of Common Stock to certain employees, with a fair value at the date of grant of $404. 10% of these shares are expected to be distributed to the employees during the 4th quarter of 2007 with the remaining shares to be distributed on the following six anniversaries of the IPO with previous Stock Incentive Plan grants under the aforementioned distribution schedule.

        Compensation expense for the Stock Incentive Plan, net of the effect of forfeitures, included in the unaudited condensed consolidated statement of income subsequent to the IPO through September 30, 2007 was $424.

        Estimated future grants under the Stock Incentive Plan will be accrued for ratably during each year under the SFAS No. 123(R) "Graded Vesting" method. Compensation expense recognized in the unaudited condensed consolidated statement of income for the nine months ended September 30, 2007, including amounts accrued under pre-IPO incentive plan formulas, for grants to be awarded on or about January 1, 2008, was $10,986, which represents approximately 100% of the expected 2007 annual expense for these future grants. Of this amount, $1,519 was recorded subsequent to the IPO through September 30, 2007.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

5. Employee Incentive Plans (Continued)

        The following is a summary of Stock Plan activity for the period from May 4, 2007 through September 30, 2007:

	2007 Stock Incentive Plan Shares	2007 ROI Unit Stock Plan Shares
Balance, May 3, 2007	—	—
Granted	944,608	1,271,009
Forfeited	(12,789)	(4,741)
Distributed to employees	(92,599)	(95,354)

Balance, September 30, 2007	839,220	1,170,914

        On the date of the IPO, 187,953 shares, valued at $5,640, were distributed to employees. During the third quarter of 2007, 45,857 shares valued at $1,376 were purchased by IBG, Inc. from employees in connection with those employees' elections to sell a portion of their shares in order to meet their personal income tax obligations incurred as a result of share distributions. Shares purchased have been recorded as Treasury Stock.

Redeemable Members' Interests

        Prior to January 2, 2006, selected employees had been granted non-transferable member interests in IBG LLC, which conferred ownership rights in IBG LLC and entitled the holders to their proportionate share of the consolidated profits and losses of IBG LLC based on their holding percentages beginning on the date of the grant.

        As more fully described in Note 4, in connection with the Recapitalization and the Exchange Agreement, the historical members of IBG LLC received membership interests in IBG Holdings LLC in exchange for their membership interests in IBG LLC and, in connection with the consummation of the IPO, IBG Holdings LLC used the net proceeds to redeem 10% of members' interests in IBG Holdings LLC in proportion to their interests. The Exchange Agreement also provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from IBG Holdings LLC, which is expected to result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own.

        The "Agreement as to Member Interest Purchase Rights" (the "Agreement") historically gave IBG LLC the right to repurchase any member's interests at its discretion at any time which, in particular, was triggered by the termination of employment of a member-employee, and also permitted members to sell their interests back to IBG LLC at any time, in every case for an amount equal to management's estimate of fair value, which is book value as defined in the Agreement. Because IBG LLC places a high value on the retention of its key employees, payment for a portion of redeemed interests was contingent on a post-redemption consulting services requirement that, among other conditions, required that a member-employee not compete with IBG LLC in any area of its businesses for five years following the date of redemption. In order to enforce these terms, payment for one-half of the redeemed interests was, under normal conditions, made within five months after the redemption date. Payment for the remaining one-half of the redeemed interests was made five years hence, subject

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

5. Employee Incentive Plans (Continued)

to satisfaction of the consulting services and non-compete provisions of the Agreement. IBG LLC had recognized compensation expense equal to the granted interest by the time of grant. If and when the terms of the five-year consulting and non-compete period were satisfied, IBG LLC recorded a distribution of redeemable members' interests at such time as the remaining payment was made to the member-employee. Should any portion of a member-employee's interests be forfeited, such forfeited member interests would be redistributed among the remaining members in proportion to their holding percentages.

6. Financial Instruments Owned and Sold, But Not Yet Purchased, at Fair Value

        Financial instruments owned and sold, but not yet purchased consisted of securities, at quoted market prices, as follows:

	September 30, 2007		December 31, 2006
	Owned	Sold, But Not Yet Purchased	Owned	Sold, But Not Yet Purchased
Stocks	$8,400,798	$9,375,184	$10,596,252	$9,761,798
Options	7,697,766	8,841,317	4,597,737	5,022,253
U.S. and foreign government obligations	1,021,147	—	494,362	—
Warrants	157,213	—	83,322	—
Corporate bonds	4,386	63	4,862	54
Discount certificates	92,111	—	41,040	1,408
Currency forward contracts	15,098	9,492	227	104

	$17,388,519	$18,226,056	$15,817,802	$14,785,617

7. Commitments, Contingencies and Guarantees

Litigation

        IBG, Inc. is subject to certain pending and threatened legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. IBG, Inc. cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Consequently, IBG, Inc. cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred. In the opinion of management, after consultation with counsel, the resolution of all ongoing legal proceedings will not have a material adverse effect on the condensed consolidated financial condition, results of operations or cash flows of IBG, Inc. IBG, Inc. accounts for potential losses related to litigation in accordance with SFAS No. 5 "Accounting for Contingencies." As of September 30, 2007 and December 31, 2006, reserves provided for potential losses related to litigation matters were not material.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

7. Commitments, Contingencies and Guarantees (Continued)

Guarantees

        Certain of the Operating Companies provide guarantees to securities clearing houses and exchanges which meet the accounting definition of a guarantee under FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Under the standard membership agreement, members are required to guarantee collectively the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. In the opinion of management, the Operating Companies' liability under these arrangements is not quantifiable and could exceed the cash and securities they have posted as collateral. However, the potential for these Operating Companies to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried on the unaudited condensed consolidated statements of financial condition for these arrangements.

        In connection with its retail brokerage business, IB LLC performs securities and commodities execution, clearance and settlement on behalf of its customers for whom it commits to settle trades submitted by such customers with the respective clearing houses. If a customer fails to fulfill its obligation, IB LLC must fulfill the customer's obligation with the trade counterparty.

        IB LLC is fully secured by assets in customers' accounts and any proceeds received from securities and commodities transactions entered into by IB LLC on behalf of customers. No contingent liability is carried on the unaudited condensed consolidated statements of financial condition for these fully collateralized transactions.

Other Commitments

        Certain clearing houses and clearing banks and firms used by certain Operating Companies are given a security interest in certain assets of those Operating Companies held by those clearing organizations. These assets may be applied to satisfy the obligations of those Operating Companies to the respective clearing organizations.

8. Segment and Geographic Information

        IBG, Inc. operates in two business segments, market making and electronic brokerage. IBG, Inc. conducts its market making business through its Timber Hill subsidiaries on the world's leading exchanges and market centers, primarily in exchange-traded equities, equity options and equity-index options and futures. IBG, Inc. conducts its electronic brokerage business through its Interactive Brokers subsidiaries, which provide electronic execution and clearing services to customers worldwide.

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

8. Segment and Geographic Information (Continued)

Corporate items include non-allocated corporate income and expenses that are not attributed to segments for performance measurement, corporate assets and eliminations.

        Management believes that the following information by business segment provides a reasonable representation of each segment's contribution to total net revenues, income before income taxes and to total assets as of September 30, 2007 and December 31, 2006 and for the three and nine month periods ended September 30, 2007 and 2006 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues:
Market making	$329,523	$264,602	$752,259	$739,491
Electronic brokerage	111,575	75,358	306,862	216,756
Corporate and eliminations	4,055	(113)	11,573	2,958

Total net revenues	$445,153	$339,847	$1,070,694	$959,205

Income before income taxes:
Market making	$245,136	$193,319	$515,626	$522,379
Electronic brokerage	56,333	26,183	135,785	77,504
Corporate and eliminations	6,396	641	11,445	43

Total income before income taxes	$307,865	$220,143	$662,856	$599,926

	September 30, 2007	December 31, 2006
Segment assets:
Market making	$29,650,145	$28,007,880
Electronic brokerage	7,391,211	4,761,244
Corporate and eliminations	(790,436)	(688,606)

Total assets	$36,250,920	$32,080,518

        IBG, Inc. operates in both U.S. and international markets on more than 60 exchanges and market centers. A significant portion of IBG, Inc.'s net revenues are generated by consolidated subsidiaries operating outside the United States, primarily THE, which is operated and managed in Zug, Switzerland. International operations are comprised of market making and electronic brokerage activities in 23 countries in Europe, Asia and North America (outside the United States). The following

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

8. Segment and Geographic Information (Continued)

table presents total net revenues and income before income taxes by geographic area for the three and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues:
United States	$292,186	$269,464	$755,571	$758,426
International	148,461	70,928	305,434	197,710
Corporate and eliminations	4,506	(545)	9,689	3,069

Total net revenues	$445,153	$339,847	$1,070,694	$959,205

Income before income taxes:
United States	$201,235	$186,631	$484,692	$509,912
International	99,551	33,282	168,331	89,888
Corporate and eliminations	7,079	230	9,833	126

Total income before income taxes	$307,865	$220,143	$662,856	$599,926

9. Regulatory Requirements

        At September 30, 2007, aggregate excess net capital for all of the Operating Companies was $1,693,586.

        TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the CFTC's minimum financial requirements (Regulation 1.17). At September 30, 2007, TH LLC had net capital of $810,759, which was $797,915 in excess of required net capital of $12,844, and IB LLC had net capital of $366,926, which was $326,364 in excess of required net capital of $40,562.

        THE is subject to the Swiss National Bank eligible equity requirement. At September 30, 2007, THE had eligible equity of $673,344, which was $400,610 in excess of the minimum requirement of $272,734.

        THSHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, THA is subject to the Australian Stock Exchange liquid capital requirement, THC and IBC are subject to the Investment Dealers Association of Canada risk-adjusted capital requirement and IBUK is subject to the U.K. Financial Services Authority financial resources requirement.

        At September 30, 2007, all of the Operating Companies were in compliance with their respective regulatory capital requirements.

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

10. Related Party Transactions

        On June 28, 2007, THE and The TP Holdings Limited Partnership ("TP Holdings"), an affiliated entity of Thomas Peterffy, entered into a Claims Purchase Agreement. Pursuant to the agreement, THE sold to TP Holdings for cash of $37,000 certain claims arising from an unusual trading loss of approximately $37,000 that occurred on a German exchange in May 2007. Under the terms of the Claims Purchase Agreement, in the event that TP Holdings collects an amount in excess of the purchase price plus out-of-pocket expenses, it will remit such excess amount to THE. In accordance with IBG, Inc.'s related party transaction policy, the transaction was approved by IBG, Inc.'s audit committee of its board of directors. The trading loss is reported in trading gains in the unaudited condensed consolidated statement of income. Because the recovery of the loss was received from an affiliate, the payment to THE has been accounted for as a capital contribution, $3,882 is recorded as an increase to additional paid in capital, with the remainder recorded as an increase to minority interest.

        Included in payable to customers in the accompanying unaudited condensed consolidated statement of financial condition as of September 30, 2007 are director and officer account balances of $909,249.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes in Item 1, included elsewhere in this report. In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Risk Factors" in our Prospectus filed with the SEC on May 4, 2007 and elsewhere in this report.

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

        Our activities are divided into two business segments:

  •
  Market Making. We conduct our market making business through our Timber Hill subsidiaries. As one of the largest market makers on many of the world's leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of approximately 423,000 tradable, exchange-listed products. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought (or sold) and the price received when those securities are sold (or bought). Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time. Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, thus minimizing the risk of our portfolio at all times. This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios.

  •
  Electronic Brokerage. We conduct our electronic brokerage business through our Interactive Brokers ("IB") subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on the technology originally developed for our market making business, IB's systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account. We offer our customers access to all classes of tradable, exchange-listed products, including stocks, bonds, options, futures and forex, traded on more than 60 exchanges and market centers and in 16 countries around the world seamlessly.

        When we use the terms "we," "us," and "our," we mean IBG LLC and its subsidiaries for periods prior to the IPO, and IBG, Inc. and its subsidiaries (including IBG LLC) for periods from and after the IPO. On May 3, 2007, IBG, Inc. priced its initial public offering of shares of Common Stock. In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC's financial results into its financial statements. Historical results of operations are reported as a limited liability company until the IPO and do not include, franchise tax, minority interest, and federal income taxes. Such items are included in subsequent periods. Therefore the historical results for periods prior to the IPO and subsequent thereto are not comparable. This MD&A includes certain pro forma financial data to present our results of operations on a more comparable basis. See "Results of Operations" below, for additional information regarding pro forma financial data.

Executive Overview

        Diluted earnings per share were $0.53 for the three months ended September 30, 2007 and $0.69 for the nine months ended September 30, 2007. The calculation of diluted earnings per share is detailed in Note 4, "Initial Public Offering and Recapitalization," to the unaudited condensed consolidated financial statements, Part 1, Item 1 of this Quarterly Report on Form 10-Q. On a pro forma basis, IBG, Inc.'s diluted earnings per share were $0.40 for the three months ended September 30, 2006. Pro forma diluted earnings per share, calculated as if the company had been public for the duration of each period, were $1.12 for the nine months ended September 30, 2007 and $0.93 for the nine months ended September 30, 2006.

        Third quarter results:    For the three months ended September 30, 2007, our net revenues were $445.1 million and income before income taxes was $307.9 million, compared to net revenues of $339.8 million and income before income taxes of $220.1 million for the same period in 2006. Trading gains were 26% higher in the third quarter of 2007 compared to the same period last year and commissions and execution fees were up by 62% for the same time period. Our pre-tax margin, for the three months ended September 30, 2007, was 69%, compared to 65% for the same period in 2006.

        During the three months ended September 30, 2007, income before income taxes in our market making segment increased 27%, compared with the three months ended September 30, 2006, and increased 110% sequentially, primarily reflecting higher trading gains and, in the latter case, partly reflecting a non-recurring loss that occurred in the prior quarter. Pre-tax margin increased slightly to 74% for the quarter ended September 30, 2007. The third quarter was marked by a productive environment for market making, with high market volumes and high volatility. These conditions allowed us to leverage our automated trading and real-time risk management system. Market making trade volume, for the three months ended September 30, 2007, grew by 60% from the same period last year.

        During the three months ended September 30, 2007, income before income taxes in our electronic brokerage segment increased 115%, compared with the third quarter of 2006 and increased 26% sequentially, reflecting higher revenues from commissions and execution fees and growth in net interest income. Pre-tax margin increased to 50% for the quarter ended September 30, 2007, compared with 35% for the same period last year, reflecting leverage from automation and decreased payments for order flow. The increase in commissions and execution fees was related to robust growth in transaction volume and customer accounts. Total daily average revenue trades ("DARTs") for cleared and execution-only customers increased 46% to 270,000 during the three months ended September 30, 2007, compared to 185,000 during the three months ended September 30, 2006. Cleared customer DARTs increased over the same period by 52% to 228,000. The increase in net interest was driven by the growth in customer balances and fully-secured margin loans. Customer accounts increased 22% over the year ago quarter and customer equity grew by 54% over the year ago quarter. Annualized DARTs per average account were 652 in the third quarter of 2007 and annualized net revenue per average account was $4,344.

        Nine months results:    On a pro forma basis, IBG, Inc.'s diluted earnings per share were $1.12 for the nine months ended September 30, 2007 and $0.93 for the same period in 2006.

        For the nine months ended September 30, 2007, our net revenues were $1,070.7 million and income before income taxes was $662.9 million, compared to net revenues of $959.2 million and income before income taxes of $599.8 million for the same period in 2006. Trading gains were up marginally for the first nine months of 2007, compared to the same period last year; however, net revenues outside of trading gains increased by 32% for the same time period and, within that, commissions and execution fees grew by 45%. Our pre-tax margin for the nine months ended September 30, 2007 was 62%, compared to 63% for the same period in 2006.

        During the nine months ended September 30, 2007, income before income taxes in our market making segment was down 1%, compared with the same period in 2006. A 2% decline in trading gains was driven, in part, by heavy options activity in advance of certain corporate announcements in the first two quarters of 2007, although this was offset by a robust trading environment in the third quarter, when volume and volatility in the markets presented our automated trading system with more opportunities to trade. Pre-tax margin fell to 69% from 71% during the same period in 2006. Our strong capital position, which includes maintaining more than $1 billion of excess regulatory capital, together with committed standby financing facilities, allowed us to make markets continuously during the period of constrained liquidity in the third quarter.

        During the nine months ended September 30, 2007, income before income taxes in our electronic brokerage segment increased 75% compared to the same period in 2006, reflecting higher revenues from commissions and execution fees and growth in net interest income. Pre-tax margin grew from 36% to 44% in the same time periods. The increase in commissions and execution fees was related to strong growth in transaction volume and customer accounts. DARTs for cleared and execution-only customers increased 28% to 250,000 during the nine months ended September 30, 2007, compared to 195,000 during the nine months ended September 30, 2006. The increase in net interest was driven by the growth in customer balances and fully-secured margin loans.

        Market making, by its nature, does not produce predictable earnings. Our results in any given period may be materially affected by volumes in the global financial markets, the level of competition and other factors. Electronic brokerage is more predictable, but it is dependent on customer activity, growth in customer accounts and assets, interest rates and other factors. For a further discussion of the factors that may affect our future operating results, please see the description of risk factors in our filings made with the SEC.

        The following tables present historical trading volumes for our business. However, volumes are not the only drivers in our business.

TRADE VOLUMES:
(in 000's, except %)

Period	Market Making Trades	% Change	Brokerage Cleared trades	% Change	Brokerage Non Cleared trades	% Change	Total Trades	% Change	Avg. Trades per US Trading Day
2003	32,772		22,748		2,367		57,887		230
2004	41,506	27%	28,876	27%	2,932	24%	73,314	27%	290
2005	54,044	30%	34,800	21%	7,380	152%	96,224	31%	382
2006	66,043	22%	51,238	47%	12,828	74%	130,109	35%	518
3Q2006	16,952		12,317		2,778		32,047		509
3Q2007	27,203	60%	19,092	55%	3,878	40%	50,173	57%	796

CONTRACT AND SHARE VOLUMES:
(in 000's, except %)

TOTAL

Period	Options (contracts)	% Change	Futures* (contracts)	% Change	Stocks (shares)	% Change
2003	194,358		31,034		17,038,250
2004	269,715	39%	37,748	22%	17,487,528	3%
2005	409,794	52%	44,560	18%	21,925,120	25%
2006	563,623	38%	62,419	40%	34,493,410	57%
3Q2006	130,966		16,112		8,697,086
3Q2007	178,906	37%	22,330	39%	12,805,676	47%

MARKET MAKING

Period	Options (contracts)	% Change	Futures* (contracts)	% Change	Stocks (shares)	% Change
2003	177,459		6,638		12,578,584
2004	236,569	33%	10,511	58%	12,600,280	0%
2005	308,613	30%	11,551	10%	15,625,801	24%
2006	371,929	21%	14,818	28%	21,180,377	36%
3Q2006	85,760		3,949		5,268,608
3Q2007	125,720	47%	3,805	(4)%	6,867,410	30%

BROKERAGE TOTAL

Period	Options (contracts)	% Change	Futures* (contracts)	% Change	Stocks (shares)	% Change
2003	16,898		24,396		4,459,667
2004	33,146	96%	27,237	12%	4,887,247	10%
2005	101,181	205%	33,009	21%	6,299,319	29%
2006	191,694	89%	47,601	44%	13,313,033	111%
3Q2006	45,206		12,163		3,428,478
3Q2007	53,186	18%	18,525	52%	5,938,266	73%

BROKERAGE CLEARED

Period	Options (contracts)	% Change	Futures* (contracts)	% Change	Stocks (shares)	% Change
2003	11,351		19,086		3,612,503
2004	16,438	45%	24,118	26%	4,339,462	20%
2005	23,456	43%	30,646	27%	5,690,308	31%
2006	32,384	38%	45,351	48%	12,492,870	120%
3Q2006	7,823		11,577		3,241,663
3Q2007	13,637	74%	17,844	54%	5,217,253	61%

*
Includes options on futures

BROKERAGE STATISTICS:
 (in 000's, except % and where noted)

	3Q2007	3Q2006	% Change
Total Accounts	90	74	22%
Customer Equity (in Billions) *	$8.3	$5.4	54%
Cleared DARTs	228	151	52%
Total Customer DARTs	270	185	46%
(in $'s, except DART per account)
Avg. Commission per DART	$4.58	$4.31
Avg. DART per Account (Annualized)	652	517
Avg. Net Revenue per Account (Annualized)	$4,344	$3,293

*
Excluding Non-Customers (i.e., officers, directors and affiliated parties)

Business Environment

        In the third quarter we observed high volume combined with high volatility in the equity and derivatives markets brought about by turmoil in the credit markets. Liquidity tightening amongst banks and other lenders presented a challenging environment for broker-dealers. One side effect, a divergence between the LIBOR and Fed Funds interest rates, created challenges for brokers to manage their interest earned and interest paid to customers.

        According to data compiled by the Futures Industry Association (FIA) and based on data received from exchanges worldwide, volumes in exchange-listed equity-based options increased by approximately 54.8% globally and 61.1% in the U.S. during the three months ended September 30, 2007, compared to the same period in 2006. For the nine months ended September 30, 2007, volumes in exchange-listed equity-based options increased by approximately 34.1% globally and 36.5% in the U.S. compared to the same period in 2006. This is a continuation of a trend we have observed over the past six years, and we believe that as the "equity culture" spreads around the world this trend is likely to continue. We have also observed a rise in certain types of options activity that are driven by non-trading strategies. One such strategy results in spikes in trading volume prior to ex-dividend dates that would appear to be overstating the exchange-reported volumes, especially in the United States. Such activity does not represent trades with which other market participants, including market makers and customers, can interact. We cannot estimate the impact this activity has on overall trading volumes.

        In February 2007, the SEC introduced a penny pricing pilot program for 13 classes of options. Options in the pilot program trade in minimum price increments of one cent, rather than the five and ten cent increments quoted in other options classes. Overall, the results of the pilot were favorable to our business, which we believe is a reflection of our ability to compete at narrower bid/offer spreads. The penny pricing pilot has been considered a success by the SEC. On September 28, 2007, the pilot grew to cover classes representing 35% of industry trading volume with the addition of 22 option classes. The additional names will be quoted in pennies for options under $3.00 and nickels for options above $3.00. By March 28, 2008, penny pricing will be extended to 63 options classes that account for over 50% of U.S. options volume.

        According to data compiled by the FIA and based on data received from exchanges worldwide, in the first nine months of 2007 we accounted for approximately 14.1% of the exchange-listed equity options volume traded worldwide and approximately 18.8% of exchange-listed equity options volume traded in the U.S. This compares to approximately 16.1% of the exchange-listed equity options volume traded worldwide and approximately 21.8% of the exchange-listed equity options volume traded in the U.S. in the first nine months of 2006.

Results of Operations

        The tables in the period comparisons below provide summaries of our revenues and expenses. The period-to-period comparisons below of financial results are not necessarily indicative of future results. Historical results of operations are reported as a limited liability company until the IPO and do not include franchise tax, minority interest, and federal and state income taxes. Such items are included in subsequent periods. Therefore the historical results for periods prior to the IPO and subsequent thereto are not comparable. This MD&A includes certain pro forma financial data to present our results of operations on a more comparable basis.

        The following table sets forth our consolidated results of operations for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions except share and per share data)
Revenues:
Trading gains	$289.2	$229.5	$638.3	$631.1
Commissions and execution fees	69.5	42.8	186.1	128.0
Interest income	207.6	183.3	597.2	475.9
Other income	21.6	18.7	68.9	65.2

Total revenues	587.9	474.3	1,490.5	1,300.2
Interest expense	142.8	134.5	419.8	341.0

Total net revenues	445.1	339.8	1,070.7	959.2

Non-interest expenses:
Execution and clearing	85.1	76.7	256.7	230.8
Employee compensation and benefits	31.0	28.3	92.7	84.1
Occupancy, depreciation and amortization	6.7	5.1	19.1	16.8
Communications	4.1	3.2	11.0	9.1
General and administrative(4)	10.3	6.4	28.3	18.6

Total non-interest expenses	137.2	119.7	407.8	359.4

Income before income taxes	307.9	220.1	662.9	599.8

Certain actual and pro forma information with respect to the periods described above is presented below. Information for the three months ended September 30, 2007 is based on actual results and the other periods are presented as if we had been a public company for the entire period.

	Actual	Pro Forma	Pro Forma	Pro Forma
Income tax expense(1),(2)	27.3	11.4	47.4	42.8
Minority interest(3)	(258.4)	(191.8)	(568.3)	(517.6)

Net income	$22.2	$16.9	$47.2	$39.4

Earnings per share(5)
Basic	$0.55	$0.42	$1.18	$0.98

Diluted	$0.53	$0.40	$1.12	$0.93

Weighted average common shares outstanding
Basic	40,142,196	40,142,196	40,142,196	40,142,196
Diluted	401,315,481	401,317,852	401,317,052	401,317,852

(1)
Income tax expense includes adjustments of $8.0 and $5.6 million for the three months and $19.3 and $21.2 million for the nine months ended September 30, 2007 and 2006, respectively, representing the sum of the current income tax expense adjustment and the deferred income tax expense adjustment for these periods. Additional current income tax expense on our 10.49% investment in IBG LLC was $3.8 million for the three months ended September 30, 2007 and would have been $1.4 million, $6.8 million and $8.7 million, respectively, for the three months ended September 30, 2006 and the nine months ended September 30, 2007 and 2006. In addition to increased currently payable income taxes, we will incur increased deferred income tax expense (see footnote 2 below).

(2)
Includes additional deferred income tax expense of $16.6 million annually ($4.15 million per quarter), resulting from the straight-line amortization of the deferred tax asset of $248.3 million arising from the acquisition of the 10.0% member interest in IBG LLC over 15 years. As a result of our acquisition from IBG Holdings LLC of IBG LLC membership interests, we received not only an interest in IBG LLC but also, for federal income tax purposes, a step-up to the federal income tax basis of the assets of IBG LLC underlying such additional interest. This increased tax basis is expected to result in tax benefits as a result of increased amortization deductions. We will retain 15% of the tax benefits actually realized. As set forth in the tax receivable agreement we entered into with IBG Holdings LLC, we will pay the remaining 85% of the realized tax benefits relating to any applicable tax year to IBG Holdings LLC.

(3)
Gives effect to the weighted average 89.51% interest in IBG LLC that IBG Holdings LLC had after the Recapitalization and the IPO, including share grants pursuant to employee equity incentive plans. The adjustments are equal to 89.51% of total net income for the three and nine month periods ended September 30, 2007 and 2006, respectively.

(4)
General and administrative expenses give effect to Delaware franchise taxes that will be payable, estimated at $0.165 million annually, and are reported on a pro forma basis for the three and nine month periods ended September 30, 2006.

(5)
The unaudited earnings per share data for the pro forma periods give effect to income taxes and minority interest as if the Recapitalization and the IPO had been completed as of January 1, 2006 with respect to the unaudited condensed consolidated statements of income data. Earnings per share calculations (i) include the restricted shares of Common Stock that have been issued or are to be issued pursuant to the 2007 ROI Unit Stock Plan and issuance of restricted shares of Common Stock pursuant to the 2007 Stock Incentive Plan, but (ii) exclude shares of Common Stock that are issuable in the future pursuant to the 2007 Stock Incentive Plan. See Notes 4 and 5 to the unaudited condensed consolidated financial statements in Part 1, Item 1 on this Quarterly Report on Form 10-Q for more information.

Basic earnings per share are calculated based on 40.1 million shares of Common Stock and 100 shares of Class B common stock being outstanding, including 0.2 million shares issued pursuant to the employee equity incentive plans (as described in Note 5 to the unaudited condensed consolidated financial statements). Diluted earnings per share are calculated based on an assumed purchase by us of all remaining IBG LLC membership interests held by IBG Holdings LLC and the issuance by us of 360 million shares of Common Stock, resulting in a total of 401.3 million shares deemed outstanding as of the beginning of each period, as described in Note 4 to the unaudited condensed consolidated financial statements. There is no impact on earnings per share for such purchase and issuance because 100% of net income before minority interest would be available to common stockholders as IBG Holdings LLC would no longer hold a minority interest, and the full difference between the book and tax basis of IBG LLC's assets would also be available for reducing income tax expense. Therefore, the net income utilized to calculate diluted earnings per share would be $212 million, $161 million, $450 million and $375 million, respectively, for the three month and nine month periods ended September 30, 2007 and 2006, respectively.

Diluted weighted average common shares outstanding of 401.3 million shares also includes 1.2 million shares of Common Stock issued pursuant to the 2007 ROI Unit Stock Plan. Shares of Common Stock to be issued in connection with the 2007 Stock Incentive Plan (as defined in Note 5 to the unaudited condensed consolidated financial statements) have been excluded from diluted weighted average common shares outstanding because such shares are non-dilutive.

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Net Revenues

        Total net revenues for the three months ended September 30, 2007 increased $105.3 million, or 31%, to $445.1 million from $339.8 million, during the three months ended September 30, 2006. Trading volume is the most important driver of revenues and costs for both our market making and electronic brokerage segments. Based on data published by the FIA and options exchanges worldwide, global equity options volume increased approximately 54.8%, compared to the third quarter of 2006. For the three months ended September 30, 2007, equity-based option contracts executed by our subsidiaries increased by 47.9 million, or 37%, to 178.9 million contracts from 131.0 million contracts for the three months ended September 30, 2006.

        Trading Gains.    Trading gains for the three months ended September 30, 2007 increased $59.7 million, or 26%, to $289.2 million from the three months ended September 30, 2006. As market makers, we provide liquidity by buying from sellers and selling to buyers. During the three months ended September 30, 2007, our market making operations executed 27.2 million trades, a 60% increase over the three months ended September 30, 2006. Market making options contract volume in the quarter ended September 30, 2007 increased by 47% from the same period in 2006. Increases in trading volume for market making were driven by a productive trading environment with high market volumes and high volatility in the quarter. In addition, uncertainty in the markets temporarily curtailed competition from other market makers, thereby increasing the opportunities for us to trade.

        Included in trading gains are net dividends and currency translation gains and losses from market making activities. Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record. When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase the stock after the ex-dividend date. Hence, the apparent gains and losses due to these price changes must be taken together with the dividends paid and received, respectively, in order to accurately reflect the results of our market making operations. As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in foreign currencies. In the quarter ended September 30, 2007, we observed broad based gains in the values of foreign currencies measured in U.S. dollars. Translation gains of $15.4 million were recognized in the three months ended September 30, 2007, on foreign currency balances held primarily by our European subsidiaries, compared to translation gains of $8.2 million for the three months ended September 30, 2006. A discussion of our approach to managing foreign currency exposure is contained in Part 1, Item 3 of this Quarterly Report on Form 10-Q entitled "Quantitative and Qualitative Disclosures about Market Risk."

        Commissions and Execution Fees.    Commissions and execution fees for the three months ended September 30, 2007 increased $26.7 million, or 62%, to $69.5 million, as compared to the three months ended September 30, 2006. This increase was primarily due to higher customer trading volume on an expanded customer base. Total DARTs for cleared and execution-only customers for the three months ended September 30, 2007 increased 46% to 270,000, compared to 185,000 during the three months ended September 30, 2006. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 52% to approximately 228,000, for the three months ended September 30, 2007, compared to approximately 151,000 for the three months ended September 30, 2006. The number of customer accounts grew by 22% to approximately 90,000 at September 30, 2007, compared to approximately 74,000 at September 30, 2006. Average commission per DART for cleared customers, for the three months ended September 30, 2007, increased by $0.27 or 6%, to $4.58, as compared to $4.31 for the three months ended September 30, 2006, primarily due to larger trades from our cleared customers.

        Interest Income and Interest Expense.    Net interest income (interest income less interest expense) for the three months ended September 30, 2007 increased $16.0 million, or 33%, to $64.8 million, as compared to the three months ended September 30, 2006. Growth in net interest income was primarily attributable to higher net interest from securities lending and increases in net customer cash and margin balances. Net interest income from market making, which accounted for 68% of total net interest income, grew to $44.2 million, an increase of 36% from the same period last year. This was driven by the continuing integration of our market making systems with our securities lending systems, which allow us to maintain a profitable interest rate spread despite reduced positions. Average securities borrowed decreased by 23%, to $8.70 billion and securities loaned decreased by 39%, to $5.13 billion, for the quarter ended September 30, 2007. These decreases reflect a reduction in stock positions held by our market making units and the increase in our equity capital, which reduced the need to finance positions through securities lending. Customer cash balances increased by 86%, to $6.45 billion, end-of-period, and customer fully secured margin borrowings increased 71%, to $1.32 billion, end-of-period, at September 30, 2007, as compared to $3.46 billion and $0.77 billion, end-of-period, respectively, at September 30, 2006. Customer cash balances at September 30, 2007 include approximately $0.91 billion from director and officer account balances. In the third quarter, due to credit tightening in the market, the differential between the LIBOR and Fed Funds interest rates widened. On September 1, 2007 we changed our benchmark interest rate for interest on U.S. dollar customer balances from the overnight U.S. dollar LIBOR rate to the Fed Funds effective rate in order to better match rates paid to customers with rates earned on our investments of customer funds. We also shortened the target maturity on our investments of customer funds for this purpose. Net interest earned in electronic brokerage increased $7.1 million, or 48%, to $21.8 million, as compared to the three months ended September 30, 2006.

        Other Income.    Other income, for the three months ended September 30, 2007, increased $2.9 million, or 16%, as compared to the three months ended September 30, 2006. The increase was primarily attributable to a $1.4 million increase in rebates from market centers for liquidity provided by our U.S. market making unit, as well as increases in payment for order flow income and market data fees charged to customers, which increased $0.5 million and $0.6 million, respectively.

Non-Interest Expenses

        Non-interest expenses, for the three months ended September 30, 2007, increased by $17.5 million, or 15%, to $137.2 million from $119.7 million, during the three months ended September 30, 2006. Execution and clearing expenses made up 62% and employee compensation and benefits were 23% of non-interest expenses. As a percentage of total net revenues, non-interest expenses declined to 31% for the three month period ended September 30, 2007 from 35% during the same period in 2006.

        Execution and Clearing.    Execution and clearing expenses, for the three months ended September 30, 2007, increased $8.4 million, or 11%, to $85.1 million, as compared to the three months ended September 30, 2006 primarily due to increased trading volume across the markets in which the Group and its customers traded. Payments to order flow customers, a component of execution and clearing costs, for the three months ended September 30, 2007, decreased by $6.6 million, or 53%, to $5.8 million, as compared to the three months ended September 30, 2006. The decrease was attributable to discontinued servicing, which took place at the end of the second quarter, of certain non-cleared institutional customers who received payment for order flow; and had a positive impact on our operating margins in the three months ended September 30, 2007. Payment for order flow expense was offset by payment for order flow revenue received from U.S. options exchanges, as described above under "Net Revenues—Other Income."

        Employee Compensation and Benefits.    Employee compensation and benefits expenses, for the three months ended September 30, 2007, increased by $2.7 million, or 10%, to $31.0 million, as compared to the three months ended September 30, 2006. This increase was primarily due to a 13% growth in the number of employees to 586 at September 30, 2007, as compared to 517 at September 30, 2006 and increased expenses for bonuses and the new employee Stock Incentive Plan. The plan provides for awards of restricted stock that are subject to a six-year vesting schedule and may be forfeited upon an employee's termination of employment. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 7% and 8%, for the three month periods ended September 30, 2007 and 2006, respectively.

        General and Administrative.    General and administrative expenses, for the three months ended September 30, 2007, increased $3.9 million, or 61%, as compared to the three months ended September 30, 2006, primarily attributable to increased professional fees related to our public company status.

Income Tax Expense

        Income tax expense increased $15.9 million, or 140%, for the three months ended September 30, 2007, as compared to the same period in 2006, as a result of increased earnings in certain of our non-U.S. operating companies, which are taxable entities.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Net Revenues

        Total net revenues for the nine months ended September 30, 2007 increased $111.5 million, or 12%, to $1,070.7 million from $959.2 million during the nine months ended September 30, 2006. Trading volume is the most important driver of revenues and costs for both our market making and electronic brokerage segments. Based on data published by the FIA and options exchanges worldwide, global equity options volume increased approximately 34.1%, as compared to the first nine months of 2006. For the nine months ended September 30, 2007, equity option contracts executed by our subsidiaries increased by 69.3 million, or 16%, to 491.3 million contracts from 422.0 million contracts for the nine months ended September 30, 2006.

        Trading Gains.    Trading gains, for the nine months ended September 30, 2007, increased $7.2 million, or 1%, to $638.3 million from the nine months ended September 30, 2006. As market makers, we provide liquidity by buying from sellers and selling to buyers. During the nine months ended September 30, 2007, our market making operations executed 74.2 million trades, a 53% increase over the nine months ended September 30, 2006. The third quarter was marked by high market volumes combined with high volatility, which allowed us to leverage our automated trading systems. In contrast, trading gains during the first half of the year were negatively affected by an unusual, non-recurring loss and by unexpectedly heavy options activity in advance of certain corporate announcements. The latter has a negative impact because, when we trade with others who have different information than we do, we may accumulate unfavorable positions preceding large price movements in companies.

        Included in trading gains are net dividends and currency translation gains and losses from market making activities. Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record. When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase the stock after the ex-dividend date. Hence, the apparent gains and losses due to these price changes must be taken together with the dividends paid and received, respectively, in order to accurately reflect the results of our market making operations. We maintain a portion of our capital in foreign currencies. In the quarter ended September 30, 2007, we observed broad based gains in the value of foreign currencies measured in U.S. dollars. Translation gains of

$41.8 million were recognized in the nine months ended September 30, 2007 on foreign currency balances held primarily by our European subsidiaries, compared to translation losses of $50.6 million, for the nine months ended September 30, 2006. A discussion of our approach to managing foreign currency exposure is contained in Part 1, Item 3 of this Quarterly Report on Form 10-Q entitled "Quantitative and Qualitative Disclosures about Market Risk."

        Commissions and Execution Fees.    Commissions and execution fees for the nine months ended September 30, 2007 increased $58.1 million, or 45%, to $186.1 million, as compared to the nine months ended September 30, 2006. This increase was primarily due to higher customer trading volume on an expanded customer base. Total DARTs for cleared and execution-only customers for the nine months ended September 30, 2007 increased 28%, to 250,000, compared to 195,000 during the nine months ended September 30, 2006. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 29% to 202,000, for the nine months ended September 30, 2007, compared to 156,000 during the nine months ended September 30, 2006. The number of customer accounts grew by 22% to approximately 90,000 at September 30, 2007, compared to approximately 74,000 at September 30, 2006. Average commission per DART for cleared customers for the nine months ended September 30, 2007 increased by $0.53, or 13%, to $4.70, as compared to $4.17 for the nine months ended September 30, 2006, primarily due to larger trades from our cleared customers.

        Interest Income and Interest Expense.    Net interest income (interest income less interest expense) for the nine months ended September 30, 2007 increased $42.5 million, or 32%, to $177.4 million, as compared to the nine months ended September 30, 2006. Growth in net interest income was primarily attributable to higher net interest from securities lending and increases in net customer cash and margin balances. Net interest income from market making, which accounted for 69% of total net interest income, grew to $122.0 million, an increase of 29% from the same period last year. This was driven by the continuing integration of our market making systems with our securities lending systems, which allow us to maintain a profitable interest rate spread despite reduced positions. Average securities borrowed decreased by 4%, to $9.64 billion, and securities loaned decreased 13%, to $6.31 billion, for the nine months ended September 30, 2007. These decreases reflect a reduction in stock positions held by our market making units and the increase in our equity capital, which reduced the need to finance positions through securities lending. Customer cash balances increased by 86%, to $6.45 billion, end-of-period, and customer fully secured margin borrowings increased 71%, to $1.32 billion, end-of-period, at September 30, 2007, as compared to $3.46 billion and $0.77 billion, end-of-period, respectively, at September 30, 2006. Customer cash balances at September 30, 2007 include approximately $0.91 billion from director and officer account balances. In the third quarter, due to credit tightening in the market, the differential between the LIBOR and Fed Funds interest rates widened. On September 1, 2007 we changed our benchmark interest rate for interest on U.S. dollar customer balances from the overnight U.S. dollar LIBOR rate to the Fed Funds effective rate in order to better match rates paid to customers with rates earned on our investments of customer funds. We also shortened the target maturity on our investments of customer funds for this purpose. Net interest earned from customers' cash balances and fully secured margin balances for the nine months ended September 30, 2007 increased $23.5 million, or 64%, to $60.5 million, as compared to the same period in 2006.

        Other Income.    Other income for the nine months ended September 30, 2007 increased $3.7 million, or 6%, as compared to the nine months ended September 30, 2006. The increase was primarily attributable to a $2.4 million increase in rebates from market centers for liquidity provided by our U.S. market making unit. Increases in payment for order flow income and market data fee income, which rose $3.6 million and $2.4 million, respectively, also contributed to the increase. These increases were partially offset by a $2.8 million decrease in mark-to-market gains on non-trading securities, which primarily represents investments in exchanges. Payment for order flow income was partially offset by payment for order flow expense to our customers, as described below under "Non-Interest Expenses—Execution and Clearing."

Non-Interest Expenses

        Non-interest expenses for the nine months ended September 30, 2007 increased by $48.4 million, or 13%, to $407.8 million, from $359.4 million, during the nine months ended September 30, 2006. Execution and clearing expenses made up 63% and employee compensation and benefits were 23% of non-interest expenses. As a percentage of total net revenues, non-interest expenses were 38% for each of the nine month periods ended September 30, 2007 and 2006.

        Execution and Clearing.    Execution and clearing expenses for the nine months ended September 30, 2007 increased $25.9 million, or 11%, to $256.7 million, as compared to $230.8 million in the nine months ended September 30, 2006, attributable to increases in trading volume. Payments for order flow, a component of execution and clearing costs, for the nine months ended September 30, 2007, decreased $5.1 million, or 13%, to $35.1 million, as compared to the nine months ended September 30, 2006. The decrease was attributable to discontinued servicing, which took place at the end of the second quarter, of certain non-cleared institutional customers who received payment for order flow. This had a positive impact on our operating margins in the nine months ended September 30, 2007. This expense was offset by payment for order flow revenue received from U.S. options exchanges, as described above under "Net Revenues—Other Income."

        Employee Compensation and Benefits.    Employee compensation and benefits expenses for the nine months ended September 30, 2007 increased by $8.6 million, or 10%, to $92.7 million, as compared to $84.1 million, during the nine months ended September 30, 2006. This increase was primarily due to a 13% growth in the number of employees, to 586 at September 30, 2007 from September 30, 2006, and increased expenses for bonuses and the new employee Stock Incentive Plan. The Plan provides for awards of restricted stock that are subject to a six-year vesting schedule and may be forfeited upon an employee's termination of employment. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 9%, for each of the nine month periods ended September 30, 2007 and 2006.

        General and Administrative.    General and administrative expenses for the nine months ended September 30, 2007 increased $9.7 million, or 52%, as compared to the nine months ended September 30, 2006, primarily attributable to increased professional fees related to our IPO and our public company status.

Business Segments

        The following table sets forth the net revenues and non-interest expenses and income before income taxes of our business segments:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2007	2006	2007	2006
		(in millions)
Market Making	Net revenues	$329.5	$264.6	$752.2	$739.5
	Non-interest expenses	84.4	71.3	236.6	217.1

	Income before income taxes	$245.1	$193.3	$515.6	$522.4

	Pre-tax profit margin	74%	73%	69%	71%
Electronic Brokerage	Net revenues	$111.7	$75.4	$307.0	$216.8
	Non-interest expenses	55.4	49.2	171.2	139.3

	Income before income taxes	$56.3	$26.2	$135.8	$77.5

	Pre-tax profit margin	50%	35%	44%	36%
Corporate	Net revenues	$3.9	$(0.2)	$11.5	$2.9
	Non-interest expenses	(2.6)	(0.8)	0.0	3.0

	Income before income taxes	$6.5	$0.6	$11.5	$(0.1)

Total	Net revenues	$445.1	$339.8	$1,070.7	$959.2
	Non-interest expenses	137.2	119.7	407.8	359.4

	Income before income taxes	$307.9	$220.1	$662.9	$599.8

	Pre-tax profit margin	69%	65%	62%	63%

        The following sections discuss results of our operations by business segment, excluding a discussion of corporate income and expense. In the following tables, revenues and expenses directly associated with each segment are included in determining income before income taxes. Due to the integrated nature of the business segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between segments generally result from one subsidiary facilitating the business of another subsidiary through the use of its existing trading memberships and clearing arrangements. In such cases, certain revenue and expense items are eliminated in order to accurately reflect the external business conducted in each segment. Rates on transactions between segments are designed to approximate full costs. In addition to execution and clearing expenses, which are the main cost driver for both the market making segment and the electronic brokerage segment, each segment's operating expenses include (i) employee compensation and benefits expenses that are incurred directly in support of the businesses, (ii) general and administrative expenses, which include directly incurred expenses for property leases, professional fees, travel and entertainment, communications and information services, equipment, and (iii) indirect support costs (including compensation and other related operating expenses) for administrative services provided by IBG LLC. Such administrative services include, but are not limited to, computer software development and support, accounting, tax, legal and facilities management.

Market Making

        The following table sets forth the results of our market making operations for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(in millions)
Revenues:
Trading gains	$281.5	$229.8	$618.8	$629.3
Interest income	124.9	138.7	387.9	364.7
Other income	3.8	2.2	11.4	15.7

Total revenues	410.2	370.7	1,018.1	1,009.7
Interest expense	80.7	106.1	265.9	270.2

Total net revenues	329.5	264.6	752.2	739.5

Non-interest expenses:
Execution and clearing	57.1	47.1	159.3	146.6
Employee compensation and benefits	13.7	13.4	38.6	39.5
Occupancy, depreciation and amortization	2.9	2.1	8.4	7.8
Communications	2.2	1.7	5.7	4.8
General and administrative	8.5	7.0	24.6	18.4

Total non-interest expenses	84.4	71.3	236.6	217.1

Income before income taxes	245.1	193.3	515.6	522.4
Income tax expense	17.4	5.4	25.6	19.7

Net income	$227.7	$187.9	$490.0	$502.7

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

        Market making total net revenues for the three months ended September 30, 2007 increased $64.9 million, or 25%, to $329.5 million, from $264.6 million during the three months ended September 30, 2006. Trading gains for the three months ended September 30, 2007 increased $51.7 million, or 23%, primarily due to increased market volumes and high volatility in market prices. Market making options contract volume in the quarter ended September 30, 2007 increased by 47% from the same period in 2006 driven by favorable market conditions. Trading gains also include translation gains and losses. We choose to keep a portion of our equity in foreign currencies, which had a positive effect in this quarter. In the quarter ended September 30, 2007, we observed broad based gains in the value of foreign currencies measured in U.S. dollars. Translation gains, for the three months ended September 30, 2007, were $9.6 million, as compared to translation gains of $7.5 million, for the three months ended September 30, 2006. Net interest income, for the three months ended September 30, 2007, increased $11.6 million, or 36%, primarily attributable to increased securities lending profitability resulting from the continuing integration of our securities lending system with our trading system and to our larger capital base.

        Market making non-interest expenses for the three months ended September 30, 2007 increased $13.1 million, or 18%, as compared to the three months ended September 30, 2006. Of this increase, $10.0 million consisted of higher execution and clearing expenses, an increase of 21% from the three months ended September 30, 2006, reflecting higher trading volume in the 2007 period. As a percentage of total net revenues, market making non-interest expenses decreased to 26% from 27% for the three months ended September 30, 2007 and 2006, respectively.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

        Market making total net revenues for the nine months ended September 30, 2007 increased $12.7 million, or 2%, to $752.2 million, from $739.5 million during the nine months ended September 30, 2006. Trading gains for the nine months ended September 30, 2007 decreased $10.5 million, or 2%, in part due to unexpected heavy options activity in advance of certain corporate announcements and an unusual, non-recurring loss of approximately $37 million in the second quarter of 2007. During the nine months ended September 30, 2007, we executed 74.2 million trades compared to 48.6 million trades, for the nine months ended September 30, 2006; however, market making options contracts grew by a comparatively smaller 16% to 324.4 million contracts from 279.8 million contracts. Translation gains for the nine months ended September 30, 2007 were $32.3 million, as compared to translation losses of $53.8 million for the nine months ended September 30, 2006. A discussion of our approach to managing foreign currency exposure is contained in Part 1, Item 3 of this Quarterly Report on Form 10-Q entitled "Quantitative and Qualitative Disclosures about Market Risk." Net interest income for the nine months ended September 30, 2007 increased $27.5 million, or 29%, to $122.0 million, primarily attributable to increased securities lending profitability resulting from the continuing integration of our securities lending system with our trading system.

        Market making non-interest expenses for the nine months ended September 30, 2007 increased $19.5 million, or 9%, as compared to the nine months ended September 30, 2006. Of this increase, $12.7 million consisted of higher execution and clearing expenses, an increase of 9%, from the nine months ended September 30, 2006, reflecting higher trading volume in the 2007 period. As a percentage of total net revenues, market making non-interest expenses were 32% and 29% for the nine months ended September 30, 2007 and 2006, respectively. Employee compensation and benefits expenses for the nine months ended September 30, 2007 decreased 2% from the same period in 2006, as floor trading in the U.S. gives way to electronic trading.

Electronic Brokerage

        The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(in millions)
Revenues:
Commissions and execution fees	$69.5	$42.8	$186.1	$128.0
Interest income	87.7	45.8	222.9	114.0
Other income	20.4	17.9	60.4	51.8

Total revenues	177.6	106.5	469.4	293.8
Interest expense	65.9	31.1	162.4	77.0

Total net revenues	111.7	75.4	307.0	216.8

Non-interest expenses:
Execution and clearing	28.6	29.7	97.9	84.3
Employee compensation and benefits	9.7	7.1	27.4	20.8
Occupancy, depreciation and amortization	1.9	1.4	5.1	4.3
Communications	1.9	1.6	5.2	4.3
General and administrative	13.3	9.4	35.6	25.6

Total non-interest expenses	55.4	49.2	171.2	139.3

Income before income taxes	56.3	26.2	135.8	77.5
Income tax expense	0.4	0.2	1.1	1.2

Net income	$55.9	$26.0	$134.7	$76.3

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

        Electronic brokerage total net revenues for the three months ended September 30, 2007 increased $36.3 million, or 48%, to $111.7 million, from $75.4 million during the three months ended September 30, 2006, primarily due to higher commissions and execution fees and net interest income, which increased $26.7 million, or 62%, and $7.1 million, or 48%, respectively. These increases reflect strong growth in the number of new customer accounts and significantly higher customer trading activity, combined with increases in customer cash and margin debit balances. Total DARTs from cleared and execution-only customers for the three months ended September 30, 2007 increased 46% to 270,000, compared to 185,000 during the three months ended September 30, 2006. DARTs from cleared customers for the three months ended September 30, 2007 increased 52% to 228,000, compared to 151,000 during the three months ended September 30, 2006. Total customer account equity grew by 54% to $8.3 billion at September 30, 2007, from $5.4 billion at September 30, 2006, excluding approximately $0.97 billion from director and officer accounts at September 30, 2007. The primary component of other income, which increased $2.5 million, or 14%, was payment for order flow received through programs administered by U.S. options exchanges and it was partially offset by payment for order flow expense.

        Electronic brokerage non-interest expenses for the three months ended September 30, 2007 increased $6.2 million, or 13%, as compared to the three months ended September 30, 2006. Within that, execution and clearing expenses decreased by $1.1 million which was comprised of an increase of $6.1 million in trade execution and clearing expenses offset by a $7.2 million reduction in payment for order flow expense in the three months ended September 30, 2007, as compared to the three months ended September 2006. Employee compensation and benefits expenses, for the three months ended September 30, 2007, increased by $2.6 million, or 37%, to $9.7 million, as compared to the three months ended September 30, 2006. This increase was primarily due to a 19% growth in the number of employees as we continue to build our customer service capabilities. As a percentage of total net revenues, non-interest expenses decreased to 50% from 65% for the three month periods ended September 30, 2007 and 2006, respectively, reflecting the scalability of our automated brokerage platform.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

        Electronic brokerage total net revenues for the nine months ended September 30, 2007 increased $90.2 million, or 42%, to $307.0 million, from $216.8 million during the nine months ended September 30, 2006, primarily due to higher commissions and execution fees and net interest income, which increased $58.1 million, or 45%, and $23.5 million, or 64%, respectively. These increases reflect strong growth in the number of new customer accounts and significantly higher customer trading activity combined with increases in customer cash and margin debit balances. Total DARTs from cleared and execution-only customers for the nine months ended September 30, 2007 increased 28% to 250,000, compared to 195,000 during the nine months ended September 30, 2006. DARTs from cleared customers for the nine months ended September 30, 2007 increased 29% to 202,000, compared to 156,000 during the nine months ended September 30, 2006. Total customer account equity grew by 54% at September 30, 2007 from September 30, 2006, as discussed above. The primary component of other income was payment for order flow received through programs administered by U.S. options exchanges and it was largely offset by payment for order flow expense.

        Electronic brokerage non-interest expenses for the nine months ended September 30, 2007 increased $31.9 million, or 23%, as compared to the nine months ended September 30, 2006. Of this increase, $13.6 million reflected a 16% increase in execution and clearing expenses and was offset by $5.1 million reduction in payment for order flow expense. The increase in execution and clearing costs is reflective of greater customer trading volume. As a percentage of total net revenues, non-interest expenses decreased to 56% from 64% for the nine month periods ended September 30, 2007 and 2006, respectively, reflecting the scalability of our automated brokerage platform.

Liquidity and Capital Resources

        We maintain a highly liquid balance sheet. The majority of our assets consist of exchange-listed marketable securities inventories, which are marked-to-market daily, and collateralized receivables arising from customer-related and proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, customer margin loans and securities purchased under agreements to resell. At September 30, 2007, total assets were $36.25 billion of which approximately $35.87 billion, or 98.9% were considered liquid and consisted predominantly of marketable securities and collateralized receivables.

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

        In order to provide additional liquidity and to further increase our regulatory capital reserves, we issue senior notes and we maintain a committed senior secured revolving credit facility from a syndicate of banks (see "Principal Indebtedness" below). As of September 30, 2007, borrowings under these facilities totaled $366.9 million, which represented 10% of IBG, LLC's total capitalization. Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our future liquidity needs for more than the next twelve months.

        Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. The consolidated equity of IBG LLC grew from $2.64 billion at September 30, 2006 to $3.26 billion at September 30, 2007, representing an increase of 23%.

Regulatory Capital Requirements

        Our principal operating subsidiaries are subject to separate regulation and capital requirements in the United States and other jurisdictions. Timber Hill LLC and Interactive Brokers LLC are registered U.S. broker-dealers and futures commission merchants, and their primary regulators include the SEC, the Commodity Futures Trading Commission, the Chicago Board Options Exchange, the Chicago Mercantile Exchange, the Financial Industry Regulatory Authority and the National Futures Association. Timber Hill Europe AG is registered to do business in Switzerland as a securities dealer and is regulated by the Swiss Federal Banking Commission. Interactive Brokers (U.K.) Limited is subject to regulation by the U.K. Financial Services Authority and our various other operating subsidiaries are similarly regulated. See the Notes to the unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our regulated subsidiaries.

Principal Indebtedness

        IBG LLC is the borrower under a $300.0 million senior secured revolving credit facility and is the issuer of senior notes of which $212.0 million and $154.9 million, respectively, were outstanding as of September 30, 2007.

Senior Secured Revolving Credit Facility

        On May 19, 2006, IBG LLC entered into a $300.0 million three-year senior secured revolving credit facility with JPMorgan Chase Bank, N.A. as administrative agent, Harris N.A., as syndication agent, and Citibank, N.A. and HSBC Bank USA National Association, as co-syndication agents. IBG LLC is the sole borrower under this credit facility, which is required to be guaranteed by IBG LLC's domestic non-regulated subsidiaries (currently there are no such entities). The facility is secured by a first priority interest in all of the capital stock of each entity owned directly by IBG LLC (subject to customary limitations with respect to foreign subsidiaries). The facility may be used to finance working capital needs and general corporate purposes, including down streaming funds to IBG LLC's regulated broker-dealer subsidiaries as regulatory capital. This allows IBG LLC to take advantage of market opportunities when they arise, while maintaining substantial excess regulatory capital. The financial covenants contained in this credit facility are as follows:

  •
  minimum net worth of $1.5 billion, with quarterly increases equal to 25% of positive consolidated income;

  •
  maximum total debt to capitalization ratio of 30%;

  •
  minimum liquidity ratio of 1.0 to 1.0; and

  •
  maximum total debt to net regulatory capital ratio of 35%.

As of September 30, 2007, IBG LLC was in compliance with all of the covenants under this credit facility.

Senior Notes

        IBG LLC periodically issues senior notes in private placements to certain qualified customers of IB LLC. IBG LLC uses the proceeds from sales of the senior notes to provide capital to IBG LLC's broker-dealer subsidiaries in the form of subordinated loans and for other general purposes. The outstanding senior notes have a 7% per annum interest rate, and either a 15-month or an 18-month maturity. IBG LLC may, solely at its option, redeem the senior notes at any time on or after a specified date in the third month or the sixth month, respectively, after the date on which the senior notes are issued and sold, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued interest.

        At September 30, 2007 and December 31, 2006, IBG LLC had $154.9 million and $150.6 million, respectively, of senior notes outstanding. During the period from January 1 through September 30, 2007, total senior notes issued were $341.7 million, and senior notes redeemed totaled $337.4 million.

        The senior notes are secured, as is the senior secured revolving credit facility, by a first priority interest in all of the capital stock of each entity owned directly by IBG LLC (subject to customary limitations with respect to foreign subsidiaries).

        The senior notes contain covenants that may limit IBG LLC's ability to:

  •
  incur, or permit its subsidiaries to incur, additional indebtedness;

  •
  create, or permit its subsidiaries to create, liens on any capital stock or equity interests of its subsidiaries;

  •
  declare and pay dividends or make other equity distributions; and

  •
  consolidate, merge or sell all or substantially all of its assets.

Cash Flows

        The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Nine months Ended September 30,
	2007	2006
	(Dollars in millions)
Cash provided by (used in) operating activities	$124.2	$53.4
Cash provided by (used in) investing activities	(1,188.6)	(34.2)
Cash provided by (used in) financing activities	867.3	225.9
Effect of exchange rate changes on cash and cash equivalents	28.6	8.8

Increase (decrease) in cash and cash equivalents	$(168.5)	$253.9

        Our cash flows from operating activities are largely a reflection of the size and composition of trading positions held by our market making subsidiaries, and of the changes in customer cash and margin debit balances in our electronic brokerage business. Our cash flows from investing activities are primarily related to the purchase of interests in IBG LLC from existing members, capitalized internal software development, purchases and sales of memberships at exchanges where we trade and, more recently, strategic investments in exchanges where such investments will enable us to offer better execution alternatives to our current and prospective customers, or create new opportunities for ourselves as market makers or where we can influence exchanges to provide competing products at better prices using sophisticated technology. Our cash flows from financing activities are comprised of proceeds from the issuance of common stock in connection with the IPO, short-term borrowings, long-term borrowings and capital transactions. Short-term borrowings from banks are part of our daily cash management in support of operating activities. Long-term borrowings provide us with flexible sources of excess liquidity and regulatory capital, and they include a committed senior secured revolving credit facility from a syndicate of banks that was initiated in May 2006, and senior notes issued in private placements to certain qualified customers of IB LLC.

Nine Months Ended September 30, 2007

        Net cash provided by operating activities for the nine months ended September 30, 2007 was $124.2 million. The primary components of cash provided by operating activities were an increase in trading liabilities of $3.09 billion offset by an increase of $1.22 billion in trading assets, reflecting normal changes in the makeup of market making positions; an increase of $2.06 billion in payables to customers, net of receivables from customers, reflecting growth in customer cash balances; minority interest of $594.7 million and net income of $29.2 million. Sources of cash were offset by uses of cash which were primarily made up of a decrease of $1.71 billion in securities loaned, net of securities borrowed; an increase of $1.60 billion in cash and securities—segregated under federal and other obligations, reflecting growth in customer cash balances; an increase of $961.7 million in other receivables, net of other payables, primarily from clearing organizations; and an increase in other assets of $248.3 million. Approximately $0.91 billion of the increase in customer balances and cash and securities segregated for regulatory purposes relates to director and officer account balances.

        Net cash used for investing activities for the nine months ended September 30, 2007 was $1.19 billion. The proceeds received from the IPO were used to purchase 10% of the membership interests in IBG LLC for $1.18 billion. The Company also invested an additional $9.9 million, in W.R Hambrecht + Co. Inc., as part of a three year senior secured promissory note and warrants to purchase common stock. Additions to property and equipment were $12.0 million. Uses of cash were partially offset by cash dividends received from IBG LLC of $12.0 million.

        Net cash provided by financing activities for the nine months ended September 30, 2007 was $867.3 million. In the second quarter of this year we received $1.18 billion in proceeds from the issuance of Class A Common Stock in the IPO. We also received $341.7 million from the issuance of senior notes, offset by $337.4 million in senior notes redemptions, and received $62.0 million from borrowings under our senior secured credit facility. Sources of cash were offset by uses of cash, which were comprised of $158.5 million in dividends paid by IBG LLC to its members and a decrease in short-term borrowings of $220.4 million.

Nine Months Ended September 30, 2006

        Net cash provided by operating activities for the nine months ended September 30, 2006 was $53.4 million. The primary components of sources of cash were primarily made up of an increase of $706.2 million in payables to customers, net of receivables from customers, reflecting growth in customer cash balances; net income of $578.3 million and an increase of $181.0 million in other payables, net of other receivables, primarily from clearing organizations. Sources of cash were partially offset by uses of cash which were primarily made up of an increase of $860.0 million in cash and securities-segregated under federal and other obligations, reflecting growth in customer cash balances; and an increase of $626.1 million in trading assets net of trading liabilities, reflecting normal changes in the makeup of market making positions.

        Net cash used for investing activities for the nine months ended September 30, 2006 was $34.2 million. Investments in OneChicago, LLC ($20.0 million), ISE Stock Exchange, LLC

($4.25 million), CBOE Stock Exchange, LLC ($2.25 million) and additions to property and equipment of $8.3 million were the primary investing activities undertaken.

        Net cash provided by financing activities for the nine months ended September 30, 2006 was $225.9 million, comprised of a $242.3 million increase in short-term borrowings; $150.0 million in borrowings under our senior secured revolving credit facility, which facility was initiated in May 2006; and net member contributions of $6.6 million. These increases were partially offset by $152.0 million in distributions paid to members to meet income tax obligations on IBG LLC's income and $416.3 million in senior note redemptions, partially offset by $395.3 million from the issuance of senior notes.

Capital Expenditures

        Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware. These expenditure items are reported as property and equipment. Capital expenditures for property and equipment were $12.0 million and $8.3 million for the nine month periods ended September 30, 2007 and 2006, respectively. We anticipate that our 2007 gross capital expenditures will approximate $20.0 million, including in-process construction of a data center in Chicago, Illinois that will complement and back up our primary U.S. data center in Greenwich, Connecticut. We expect our future capital expenditures to rise as we continue our focus on technology infrastructure initiatives in order to further enhance our competitive position. We anticipate that we will fund capital expenditures with cash from operations and cash on hand. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any strategic acquisitions, we may incur additional capital expenditures.

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

        At September 30, 2007, the Company had loans to W.R. Hambrecht + Co. Inc. with a par amount of $19.2 million. These loans bear interest at 8% per annum and are recorded at amortized cost plus accrued interest. As of September 30, 2007 the Company holds warrants to purchase approximately 25.85% of W.R. Hambrecht + Co. Inc. We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own. At September 30, 2007 there were no definitive agreements with respect to any material acquisition.

Certain Information Concerning Off-Balance-Sheet Arrangements

        Our subsidiaries derive revenues from buying and selling a variety of financial instruments. Certain of these instruments, including equity options and futures products, give rise to off-balance-sheet risk. Risk arises from changes in the value of these contracts (market risk) and also from the potential inability of counterparties to perform under the terms of the contracts (credit risk). Our market making subsidiaries rely upon proprietary computer systems that reevaluate our prices each second in order to minimize market risk inherent in their portfolios at any moment. Credit risk is limited in that substantially all of the contracts entered into are settled directly at securities and commodities clearing houses or through member firms and banks with substantial financial and operational resources. Such clearing firms and banks are subject to the rules and regulations of the various contract markets in which they operate. Our subsidiaries' exposure is also limited in most locations by the segregation of assets, which protects our subsidiaries in the event of a bankruptcy or other disruption of business at the clearing firm or bank. Our subsidiaries also seek to control credit risk by following an established credit approval process prior to beginning business with a new counterparty.

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

        Securities sold but not yet purchased represent obligations of our subsidiaries to deliver the specified securities at the contracted price and, thereby, may create a liability to repurchase them in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as our subsidiaries' repurchase of such securities may exceed the amount reported in our consolidated statement of financial condition. Our continuous pricing and risk management systems are designed to minimize such risk on an overall portfolio basis.

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

Contingencies

        Our policy is to estimate and accrue for potential losses that may arise out of litigation and regulatory proceedings, to the extent that such losses are probable and can be estimated, in accordance with Statement of Financial Accounting Standards SFAS No. 5, "Accounting for Contingencies." Potential losses that might arise out of tax audits, to the extent that such losses are "more likely than not", would be estimated and accrued in accordance with FIN No. 48. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience with and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred.

        IBG LLC has been, and we likely will be, from time to time subject to litigation and other legal proceedings. As of September 30, 2007, certain subsidiaries of IBG LLC have been named parties to legal actions, which IBG LLC or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on IBG LLC's business or financial condition, but may have a material impact on the results of operations for a given period. As of September 30, 2007, reserves provided for potential losses related to litigation matters were not material. No such reserves were deemed necessary as of September 30, 2006.

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

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. Adoption of SFAS No. 157 is not expected to have a material effect on our unaudited condensed consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for an entity's first fiscal year beginning after November 15, 2007. Adoption of SFAS No. 159 is not expected to have a material effect on our unaudited condensed consolidated financial statements.

Forward-Looking Statements

        We have included in Parts I and II of this Quarterly Report on Form 10-Q, and from time to time our management may make, statements which may constitute "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward looking statements. Forward looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend" and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

        Forward looking statements are only predictions and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward looking statements also involve known and unknown risks and uncertainties, which could cause actual results that differ materially from those contained in any forward looking statement. Many of these factors are beyond our ability to control or predict. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to, those discussed under "Risk Factors" beginning on page 19 of the Prospectus. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we are under no obligation to publicly update or revise any forward looking statements after the date of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exposure

        As a result of our international market making activities and accumulated earnings in our foreign subsidiaries, our income and net worth is exposed to fluctuations in foreign exchange rates. Our European operations and some of our Asian operations are conducted by our Swiss subsidiary, THE. THE is regulated by the Swiss Federal Banking Commission as a securities dealer and its financial statements are presented in Swiss francs. Accordingly, THE is exposed to certain foreign exchange risks as described below:

  •
  THE buys and sells futures contracts and securities denominated in various currencies and carries bank balances and borrows and lends such currencies in its regular course of business. At the end of each accounting period THE's assets and liabilities are translated into Swiss francs for presentation in its financial statements. The resulting gains or losses are reported as translation gain or loss in THE's income statement. When we prepare our consolidated financial statements, THE's Swiss franc balances are translated into U.S. dollars for U.S. GAAP purposes. THE's translation gains or losses appear as such on IBG, Inc.'s income statement, included in trading gains.

  •
  THE's net worth is carried on THE's books in Swiss francs in accordance with Swiss accounting standards. At the end of each accounting period, THE's net worth is translated at the then prevailing exchange rate into U.S. dollars and the resulting gain or loss is reported in our consolidated statement of financial condition as "other comprehensive income," which is neither an income nor an expense item in our statement of income, in accordance with U.S. GAAP.

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

Interest Rate Risk

        We had $212.0 million in variable-rate debt outstanding at September 30, 2007. These debt obligations are subject to fluctuations in interest rates at the end of each borrowing term, which impact the amount of interest we must pay. If variable interest rates were to increase by 1.0% per annum, the annual impact to our net income from debt obligations of this amount would be a reduction of $2.1 million. Under our senior secured revolving credit facility, we have the ability to choose borrowing tenors from overnight to twelve months, which permits us to minimize the risk of interest rate fluctuations.

        We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies. We typically invest a portion of these funds in U.S. government treasury securities with maturities of up to three months. If interest rates were to increase rapidly and substantially, in increments that were not reflected in the yields on these treasury securities, our net interest income from customer deposits would decrease. An unexpected increase of 0.25% per annum would reduce our net interest income by approximately $1.2 million on an annualized basis.

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

Margin Credit

        We extend margin credit to our customers, which is subject to various regulatory requirements. Margin credit is collateralized by cash and securities in the customers' accounts. The risks associated with margin credit increase during periods of fast market movements or in cases where collateral is concentrated and market movements occur. During such times, customers who utilize margin credit and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of a liquidation. We are also exposed to credit risk when our customers execute transactions, such as short sales of options and equities, that can expose them to risk beyond their invested capital.

        We expect this kind of exposure to increase with growth in our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of September 30, 2007, we had $1,317.4 million in margin credit extended to our customers. The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers' positions if their equity falls below required margin requirements.

        We have a comprehensive policy implemented in accordance with regulatory standards to assess and monitor the suitability of investors to engage in various trading activities. To mitigate our risk, we also continuously monitor customer accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us.

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

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been no material changes to the legal proceedings disclosed under "Business—Legal Proceedings and Regulatory Matters" on pages 122 and 123 of our Prospectus filed with the SEC on May 4, 2007 relating to our Registration Statement on Form S-1 (File No. 333-138955). During our normal course of business, the Company's regulated operating companies are in discussions with regulators about matters raised during regulatory examinations or otherwise subject to their inquiry. These matters could result in censures, fines or other sanctions. Management believes the outcome of any resulting actions will not be material to the Company's financial condition, results of operations or cash flows. However, the Company is unable to predict the outcome of these matters.

        The Company believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on the consolidated financial condition of the Company. Legal reserves have been established in accordance with SFAS No. 5 "Accounting for Contingencies." The ultimate resolution may differ from the amounts reserved.

ITEM 1A.    RISK FACTORS

        There have been no material changes to the risk factors disclosed in under "Risk Factors" beginning on page 19 of our Prospectus filed with the SEC on May 4, 2007 relating to our Registration Statement on Form S-1 (File No. 333-138955).

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        A summary of the repurchase activity for the Company's third quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
July 1 - July 31
Employee Transactions(1)	45,857	$30.01	N/A	N/A

(1)
All shares were delivered to satisfy the tax withholding obligations by employees who had shares of restricted stock vest from either the 2007 ROI Stock Unit Plan or the 2007 Stock Incentive Plan. See Note 5 to the unaudited condensed consolidated financial statements in Item 1, Part 1 of this quarterly report on Form 10-Q for more information regarding these plans.

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

/s/  Paul J. Brody
Name: Paul J. Brody
Title: Chief Financial Officer, Treasurer and Secretary
(Signing both in his capacity as a duly authorized officer and as principal financial officer of the registrant)

Date: November 9, 2007

QuickLinks

PART I: FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Interactive Brokers Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (dollars in thousands, except shares and per share amounts, unless otherwise noted)
Interactive Brokers Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (dollars in thousands, except shares and per share amounts, unless otherwise noted)
Interactive Brokers Group, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (dollars in thousands, except shares and per share amounts, unless otherwise noted)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS