Form 10-K
period 2007-12-31
Interactive Brokers Group, Inc.
filed 2008-03-27
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

Commission File Number: 001-33440

INTERACTIVE BROKERS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0390693
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One Pickwick Plaza

Greenwich, Connecticut 06830

(Address of principal executive office)

(203) 618-5800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of the each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the securities act.   Yes  ☐     No  ☒.

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the act.   Yes  ☐     No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No  ☒.

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $1,085,200,000 computed by reference to the $27.13 closing sale price of the common stock on the NASDAQ Global Select Market, on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 27, 2008, there were 40,143,760 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have included or incorporated by reference in this Annual Report on Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control.  These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include our belief regarding the effect of various legal proceedings, as set forth under “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K, as well as statements about the objectives and effectiveness of our liquidity policies, statements about trends in or growth opportunities for our businesses, in Part II, Item 7 of this Annual Report on Form 10-K.  By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements.  Important factors that could cause actual results to differ from those in the forward-looking statements include, among others, those discussed below and under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

Factors that could cause actual results to differ materially from any future results, expressed or implied, in these forward-looking statements include, but are not limited to, the following:

•                  general economic conditions in the markets where we operate;

•                  increased industry competition and downward pressures on bid/offer spreads and electronic brokerage commissions;

•                  risks inherent to the electronic market making and brokerage businesses;

•                  failure to protect or enforce our intellectual property rights in our proprietary technology;

•                  our ability to keep up with rapid technological change;

•                  system failures and disruptions;

•                  non-performance of third-party vendors;

•                  conflicts of interest and other risks due to our ownership and holding company structure;

•                  the loss of key executives and failure to recruit and retain qualified personnel;

•                  the risks associated with the expansion of our business;

•                  our possible inability to integrate any businesses we acquire;

•                  competitive pressures;

•                  compliance with laws and regulations, including those relating to the securities industry; and

•                  other factors discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K or elsewhere in this Annual Report on Form 10-K.

We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this Annual Report on Form 10-K.

PART I

ITEM 1.  BUSINESS

Overview

Interactive Brokers Group, Inc. (“IBG, Inc.” or the “Company”) is an automated global electronic market maker and broker specializing in routing orders and executing and processing trades in securities, futures and foreign exchange instruments on more than 70 electronic exchanges and trading venues around the world.  In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut as well as from Chicago, Illinois and Lake Forest, California.  Abroad, we conduct business through offices located in Montreal, London, Zug, Hong Kong and Sydney.  At December 31, 2007 we had 675 employees worldwide.

On May 3, 2007, IBG, Inc. priced its initial public offering (the “IPO”) of shares of common stock.  In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC, became the sole managing member of IBG LLC, the current holding company for our businesses, and began to consolidate IBG LLC’s financial results into its financial statements.  We are currently a holding company and our primary assets are our ownership of approximately 10% of the membership interests of IBG LLC.  When we use the terms “we,” “us,” and “our,” we mean IBG LLC and its subsidiaries for periods prior to the IPO, and IBG, Inc. and its subsidiaries (including IBG LLC) for periods from and after the IPO. Unless otherwise indicated, the term “common stock” refers to the Class A common stock of IBG, Inc.

We are a successor to the market making business founded by our Chairman and Chief Executive Officer, Thomas Peterffy, on the floor of the American Stock Exchange in 1977.  Since our inception in 1977, we have focused on developing proprietary software to automate broker-dealer functions.  During that time, we have been a pioneer in developing and applying technology as a financial intermediary to increase liquidity and transparency in the capital markets in which we operate.  The advent of electronic exchanges in the last 17 years has provided us with the opportunity to integrate our software with an increasing number of exchanges and trading venues into one automatically functioning, computerized platform that requires minimal human intervention.  Three decades of developing our automated market making platform and our automation of many middle and back office functions has allowed us to become one of the lowest cost providers of broker-dealer services and increase significantly the volume of trades we handle.

Our activities are divided into two principal business segments: (1) market making and (2) electronic brokerage:

•                  As a market maker, we provide continuous bid and offer quotations on approximately 420,000 securities and futures products listed on electronic exchanges around the world.  Our quotes are driven by proprietary mathematical models that assimilate market data and reevaluate our outstanding quotes each second.  Unlike firms that trade over-the-counter (“OTC”) derivative products, it is our business to create liquidity and transparency on electronic exchanges.

•                  As a direct market access broker, we serve the customers of both traditional brokers and prime brokers.  We provide our customers with an advanced order management, trade execution and portfolio management platform at a very low cost.  Our customers can simultaneously access different financial markets worldwide and trade across multiple asset classes (stocks, options, futures, foreign exchange (“forex”) and bonds) denominated in 12 different currencies, on one screen, from a single account based in any major currency.  Our large bank and broker-dealer customers may “white label” our trading interface (i.e., make our trading interface available to their customers without referencing our name), or can select from among our modular functionalities, such as order routing, trade reporting or clearing on specific products or exchanges where they may not have up-to-date technology, in order to offer their customers a complete global range of services and products.

Our electronic market making and brokerage businesses are complementary.  Both benefit from our combined scale and volume, as well as from our proprietary technology.  Our brokerage customers benefit from the technology and market structure expertise developed in our market making business.  The expense of developing and maintaining our unique technology, clearing, settlement, banking and regulatory structure required by any specific exchange or market center is shared by both of our businesses.  This, in turn, enables us to provide lower transaction costs to our customers than our competitors, whether they use our services as market maker, broker or both.  In addition, we believe we gain a competitive advantage by applying the software features we have developed for a specific product or market to newly-introduced products and markets over others who may have less automated facilities in one or both of our businesses or who operate only in a subset of the exchanges and market centers on which we operate.  Our trading system contains unique architectural aspects that, together with our massive trading volume in markets worldwide, impose a significant barrier to entry for firms wishing to compete in our specific businesses and permit us to compete favorably against our competitors.

Our Internet address is www.interactivebrokers.com and the investor relations section of our web site is located at www.interactivebrokers.com/ir.  We make available free of charge, on or through the investor relations section of our web site, this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”).  Also posted on our web site are our Bylaws, our Amended and Restated Certificate of Incorporation, charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our board of directors, our Accounting Matters Complaint Policy, our Whistle Blower Hotline, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees.  Within the time periods required by SEC and the NASDAQ Stock Market (“NASDAQ”), we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer.  In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in Regulation G) promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

Our Investor Relations Department can be contacted at Interactive Brokers Group, Inc., 2 Pickwick Plaza, Greenwich, Connecticut 06830, Attn: Investor Relations, telephone: 203-618-4070, e-mail: investor-relations@interactivebrokers.com.

Segment Operating Results

		Year Ended December 31,
		2007	2006	2005
		(in millions)

Market Making	Net revenues	$1,031.2	$954.7	$738.5
	Non-interest expenses	311.4	291.9	233.3

	Income before income taxes	$719.8	$662.8	$505.2

	Pre-tax profit margin	70%	69%	68%

Electronic Brokerage	Net revenues	$425.2	$298.4	$185.3
	Non-interest expenses	227.3	199.8	126.0

	Income before income taxes	$197.9	$98.6	$59.3

	Pre-tax profit margin	47%	33%	32%

Total	Net revenues	$1,468.2	$1,252.4	$929.1
	Non-interest expenses	536.6	490.8	359.8

	Income before income taxes and minority interest	$931.6	$761.6	$569.3

Financial information concerning our business segments for each of 2007, 2006 and 2005 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the notes thereto, which are in Part II, Items 7 and 8 of this Annual Report on Form 10-K.

Market Making—Timber Hill

Market making represented 70% of 2007 net revenues.  We conduct our market making business through our Timber Hill (“TH”) subsidiaries.  As one of the largest market makers on many of the world’s leading electronic exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of approximately 420,000 tradable, exchange-listed products, including equity derivative products, equity index derivative products, equity securities and futures.  As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold.  Historically, our profits have been principally a function of transaction volume on electronic exchanges rather than volatility or the direction of price movements.

Our strategy is to calculate quotes at which supply and demand for a particular security are likely to be in balance a few seconds ahead of the market and execute small trades at tiny but favorable differentials.  Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time.  As a matter of practice, we will generally not take portfolio positions in either the broad market or the financial instruments of specific issuers in anticipation that prices will either rise or fall.  Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, thus minimizing the risk of our portfolio at all times.  This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios.  Our quotes are based on our proprietary model rather than customer order flow, and we believe that this approach provides us with a competitive advantage.

We are a market leader in exchange-traded equity options and equity-index options and futures.  Together with our electronic brokerage customers, in 2007 we accounted for approximately 14.1% of exchange-listed equity options traded worldwide and approximately 16.3% of exchange-listed equity options volume traded on those markets in which we actively trade, according to data compiled by the Futures Industry Association (“FIA”) and data received from exchanges worldwide.  Our ability to make markets in such a large number of exchanges and market centers simultaneously around the world is one of our core strengths and has contributed to the large volumes in our market making business.  We engage in market making operations in North America, Europe and in the Asia/Pacific regions as described below.

North American Market Making Activities.  Our U.S. market making activities are conducted through Timber Hill LLC (“TH LLC”), a SEC-registered securities broker-dealer that conducts market making in equity derivative products, equity index derivative products and equity securities.  Since its inception in 1982, TH LLC has grown to become one of the largest of the listed options market makers in the United States.  As of December 31, 2007, TH LLC held specialist, primary market maker or lead market maker designations in options on approximately 1,200 underlying securities listed in the United States.  TH LLC is a member at the American Stock Exchange, Boston Options Exchange, Chicago Board Options Exchange, Chicago Mercantile Exchange, Chicago Board of Trade, International Securities Exchange, OneChicago and Philadelphia Stock Exchange.  We also conduct market making activities in Canada through our Canadian subsidiary, Timber Hill Canada Company (“THC”) and in Mexico through TH LLC.

International Market Making Activities.  Our international market making subsidiaries, primarily Timber Hill Europe AG, conduct operations in 22 countries, comprising the major securities markets in these regions.

We began our market making operations in Europe in 1990.  In Germany and Switzerland, we have been among the largest equity options market makers in terms of volume on Eurex, the world’s largest futures and options exchange, which is jointly operated by Deutsche Börse AG and SWX Swiss Exchange.  We have also been active in trading German stocks and warrants as a member of the XETRA, the German electronic stock trading system, and the Frankfurt and Stuttgart stock exchanges; and in Swiss stocks and warrants as a member of the SWX Swiss Exchange and Virt-x, a cross-border trading platform for pan-European companies.  Our other European operations are conducted on the London Stock Exchange; the Irish Stock Exchange; the Copenhagen Stock Exchange; the Helsinki Stock Exchange; the Euronext exchanges in Amsterdam, Paris, Brussels, Lisbon and London; EDX, formerly OM, the Swedish and Norwegian options market; the Swedish Stock Exchange; the MEFF and Bolsa de Valencia in Spain; the IDEM and Borsa Italiana in Milan; and the ÖTOB in Vienna.

Since 1995, we have conducted market making operations in Hong Kong.  Our Hong Kong subsidiary, Timber Hill Securities Hong Kong Ltd (“THSHK”), is a member of the cash and derivatives markets of the Hong Kong Exchanges.  Since 1997, we have conducted operations in Australia.  Our Australian subsidiary, Timber Hill Australia Pty Ltd (“THA”), is a member of the Australian Stock Exchange, and routes orders for its trading on the Sydney Futures Exchange through its affiliate, Interactive Brokers LLC.  We commenced trading in Japan during the first half of 2002, Korea and Singapore during 2004, and Taiwan in 2007.

All of the above trading activities take place on exchanges and all securities and commodities that we trade are cleared by exchange owned or authorized clearing houses.

Electronic Brokerage—Interactive Brokers

Electronic brokerage represented 29% of 2007 net revenues.  We conduct our electronic brokerage business through our Interactive Brokers (“IB”) subsidiaries.  As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers.  Capitalizing on the technology originally developed for our market making business, IB’s systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost in multiple products and currencies from a single trading account.

Since launching this business in 1993, we have grown to approximately 95,000 institutional and individual brokerage customers.  We provide our customers with what we believe to be one of the most effective and efficient electronic brokerage platforms in the industry.  The following are key highlights of our electronic brokerage business:

•                  Low Costs - We provide our customers with among the lowest transaction costs in two ways.  First, our customers benefit from our advanced routing of orders designed to achieve the best available price.  Second, we offer among the lowest execution, commission and financing costs in the industry.

•                  Risk Control - Throughout the trading day, we calculate margin requirements for each of our customers on a real-time basis across all product classes (stocks, options, futures, bonds and forex) and across all currencies.  Our customers are alerted to approaching margin violations and if a customer’s equity falls below what is required to support that customer’s margin, we automatically liquidate positions on a real-time basis to bring the customer’s account into margin compliance.  This is done to protect IB, as well as the customer, from excessive losses.

•                  IB Universal AccountSM - From a single point of entry in one IB Universal AccountSM our customers are able to trade products denominated in 12 different currencies, across multiple classes of tradable, exchange-listed products, including stocks, bonds, options, futures and forex, traded on more than 60 exchanges and market centers and in 16 countries around the world seamlessly.

•                  IB SmartRoutingSM - Our customers benefit from our advanced routing.  IB SmartRoutingSM retains control of the customer’s order, continuously searches for the best available price and, unlike most other routers, dynamically routes and re-routes all or parts of a customer’s order to achieve optimal execution and among the lowest execution and commission costs in the industry.

•                  Flexible and Customizable System - Our platform is designed to provide an efficient customer experience, beginning with a highly automated account opening process and ending with a fast trade execution, with real-time position monitoring.  Our sophisticated interface provides interactive real-time views of account balances, positions, profits or losses, buying power and “what if” scenarios to enable our customers to more easily make informed investment decisions and trade efficiently.  Our system is configured to remember the user’s preferences and is specifically designed for multi-screen systems.  When away from their main workstations, customers are able to access their accounts through our IB WebTraderSM or MobileTrader interfaces.

•                  Interactive AnalyticsSM and IB Options AnalyticsSM - We offer our customers state-of-the-art tools, which include a customizable trading platform, advanced analytic tools and sophisticated order types such as guaranteed combination trades.  IB also provides real-time option analytics, an arbitrage meter (a tool that illustrates the extent of the premium (or discount) of the lead month futures price above (or below) its fair future value with respect to the index price) and various combinations of charts and other analytical tools.

•                  IB Risk NavigatorSM - We offer free to all customers, our real-time market risk management platform that unifies exposure across multiple asset classes around the globe.  The system is capable of identifying overexposure to risk by starting at the portfolio level and drilling down into successively greater detail within multiple report views.  Report data is updated every ten seconds or upon changes to portfolio composition.  Predefined reports allow the summarization of a portfolio from different risk perspectives, and allow views of Exposure, Value at Risk (“VaR”), Delta, Gamma, Vega and Theta and profit and loss and position quantity measures for the different portfolio views.  The system also offers the customer the ability to modify positions through “what-if” scenarios that show hypothetical changes to the risk summary.

•                  White Labeling - Our large bank and broker-dealer customers may “white label” our trading interface or can select from among our modular functionalities, such as order routing, trade reporting or clearing, on specific products or exchanges where they may not have up-to-date technology, in order to offer to their customers a complete global range of services and products.

                IB provides its customers with high-speed trade execution at low commission rates, in large part because it utilizes the backbone technology developed for Timber Hill’s market making operations.  As a result of our advanced electronic brokerage platform, IB attracts sophisticated and active investors.  No single customer represents more than 1.1% of our commissions and execution fees.

Technology

Our proprietary technology is the key to our success.  We built our business on the belief that a fully computerized market making system that could integrate pricing and risk exposure information quickly and continuously would enable us to make markets profitably in many different financial instruments simultaneously.  We believe that integrating our system with electronic exchanges and market centers results in transparency, liquidity and efficiencies of scale.  Together with the IB SmartRoutingSM system and our low commissions, this reduces overall transaction costs to our customers and, in turn, increases our transaction volume and profits.  Over the past 30 years, we have developed an integrated trading system and communications network and have positioned our company as an efficient conduit for the global flow of risk capital across asset and product classes on electronic exchanges around the world, permitting us to have one of the lowest cost structures in the industry.  We believe that developing, maintaining and continuing to enhance our proprietary technology provides us and our customers with the competitive advantage of being able to adapt quickly to the changing environment of our industry and to take advantage of opportunities presented by new exchanges, products or regulatory changes before our competitors.

The quotes that we provide as market makers are driven by proprietary mathematical models that assimilate market data and reevaluate our outstanding quotes each second.  Because our technology infrastructure enables us to process large volumes of pricing and risk exposure information rapidly, we are able to make markets profitably in securities with relatively low spreads between bid and offer prices.  As market makers, we must ensure that our interfaces connect effectively and efficiently with each exchange and market center where we make markets and that they are in complete conformity with all the applicable rules of each local venue.  Utilizing up-to-date computer and telecommunications systems, we transmit continually updated pricing information directly to exchange computer devices and receive trade and quote information for immediate processing by our systems.  As a result, we are able to maintain more effective control over our exposure to price and volatility movements on a real-time basis than many of our competitors.  This is important, not only because our system must process, clear and settle several hundred thousand market maker trades per day with a minimal number of errors, but also because the system monitors and manages the risk on the entire portfolio, which generally consists of several million open contracts distributed among more than 100,000 different products.  Using our system, which we believe affords an optimal interplay of decentralized trading activity and centralized risk management, we quote markets in approximately 420,000 securities and futures products traded around the world.

In our electronic brokerage business, our proprietary technology infrastructure enables us to provide our customers with the ability to effect trades at among the lowest execution and commission costs in the industry.  Additionally, our customers benefit from real-time systems optimization for our market making business.  Customer trades are both automatically captured and reported in real time in our system.  Our customers trade on more than 60 exchanges and market centers in 16 countries around the world.  All of these exchanges are partially or fully electronic, meaning that a customer can buy or sell a product traded on that exchange via an electronic link from his or her computer terminal through our system to the exchange.  We offer our products and services through a global communications network that is designed to provide secure, reliable and timely access to the most current market information.  We provide our customers with a variety of means to connect to our brokerage systems, including dedicated point-to-point data lines, virtual private networks and the Internet.

Specifically, our customers receive worldwide direct-access connectivity through our Trader Workstation (our real-time Java-based trading platform), our proprietary Application Program Interface (“API”), and/or industry standard Financial Information Exchange (“FIX”) connectivity.  Customers who want a professional quality trading application with a sophisticated user interface utilize our Trader Workstation.  Customers interested in developing program trading applications in MS-Excel, Java, Visual Basic or C++ utilize our API.  Large institutions with FIX infrastructure prefer to use our FIX solution for seamless integration of their existing order gathering and reporting applications.

While many brokerages, including online brokerages, rely on manual procedures to execute many day-to-day functions, IB employs proprietary technology to automate, or otherwise facilitate, many of the following functions:

•                  account opening process;

•                  order routing and best execution;

•                  seamless trading across all types of securities and currencies around the world from one account;

•                  order types and analytical tools offered to customers;

•                  delivery of customer information, such as confirmations, customizable real-time account statements and audit trails;

•                  customer service; and

•                  risk management through automated real-time credit management of all new orders and margin monitoring.

Research and Development

One of our core strengths is our expertise in the rapid development and deployment of automated technology for the financial markets.  Our core software technology is developed internally, and we do not generally rely on outside vendors for software development or maintenance.  To achieve optimal performance from our systems, we are continuously rewriting and upgrading our software.  Use of the best available technology not only improves our performance but also helps us attract and retain talented developers.  Our software development costs are low because the employees who oversee the development of the software are the same employees who design the application and evaluate its performance.  This also enables us to add features and further refine our software rapidly.

Our internally-developed, fully integrated trading and risk management systems are unique and transact across all product classes on more than 70 markets and 14 currencies around the world.  These systems have the flexibility to assimilate new exchanges and new product classes without compromising transaction speed or fault tolerance.  Fault tolerance, or the ability to maintain system performance despite exchange malfunctions or hardware failures, is crucial to successful market making and ensuring best executions for brokerage customers.  Our systems are designed to detect exchange malfunctions and quickly take corrective actions by re-routing pending orders.

Our company is technology-focused, and our management team is hands-on and technology-savvy.  Most members of the management team write detailed program specifications for new applications.  The development queue is prioritized and highly disciplined.  Progress on programming initiatives is generally tracked on a weekly basis by a steering committee consisting of senior executives.  This enables us to prioritize key initiatives and achieve rapid results.  All new business starts as a software development project.  We generally do not engage in any business that we cannot automate and incorporate into our platform prior to entering into the business.

The rapid software development and deployment cycle is achieved by our ability to leverage a highly integrated, object oriented development environment.  The software code is modular, with each object providing a specific function and being reusable in multiple applications.  New software releases are tracked and tested with proprietary automated testing tools.  We are not hindered by disparate and often limiting legacy systems assembled through acquisitions.  Virtually all of our software has been developed and maintained with a unified purpose.

For 30 years, we have built and continuously refined our automated and integrated, real-time systems for world-wide trading, risk management, clearing and cash management, among others.  We have also assembled a proprietary connectivity network between us and exchanges around the world.  Efficiency and speed in performing prescribed functions are always crucial requirements for our systems.  As a result, our trading systems are able to assimilate market data, recalculate and distribute streaming quotes for tradable products in all product classes each second.

Risk Management Activities

The core of our risk management philosophy is the utilization of our fully integrated computer systems to perform critical, risk-management activities on a real-time basis.  In our market making business, our real-time integrated risk management system seeks to ensure that overall IBG positions are continuously hedged at all times, curtailing risk.  In our electronic brokerage business, integrated risk management seeks to ensure that each customer’s positions are continuously credit checked and brought into compliance if equity falls short of margin requirements, curtailing bad debt losses.

Market Making

We employ certain hedging and risk management techniques to protect us from a severe market dislocation.  Our risk management policies are developed and implemented by our Chairman and our steering committee, which is comprised of senior executives of our various companies.  Our strategy is to calculate quotes a few seconds ahead of the market and execute small trades at a tiny but favorable differential as a result.  This is made possible by our proprietary pricing model, which evaluates and monitors the risks inherent in our portfolio, assimilates market data and reevaluates the outstanding quotes in our portfolio each second.  Our model automatically rebalances our positions throughout each trading day to manage risk exposures both on our options and futures positions and the underlying securities, and will price the increased risk that a position would add to the overall portfolio into the bid and offer prices we post.  Under risk management policies implemented and monitored primarily through our computer systems, reports to management, including risk profiles, profit and loss analysis and trading performance, are prepared on a real-time basis as well as daily and periodical bases.  Although our market making is completely automated, the trading process and our risk are monitored by a team of individuals who, in real time, observe multiple dimensional representations of various risk parameters of our consolidated positions.  Our assets and liabilities are marked-to-market daily for financial reporting purposes and re-valued continuously throughout the trading day for risk management and asset/liability management purposes.  No more than 0.5% of firm capital is at risk of loss at any one time.

Since 1990 we have rapidly expanded our market presence and the number of financial instruments in which we make markets.  This diversification acts as a passive form of portfolio risk management.

We trade primarily the options on stocks (and individual stocks) where the underlying equity market capitalization is greater than $1 billion.  Throughout the trading day we produce online, real-time profit and loss, risk evaluation, activity and other management reports.  Our software assembles from external sources a balance sheet and income statements for our accounting department to reconcile the trading system results.

The adaptability of our portfolio risk management system and trading methods have allowed us to expand not only the number of financial instruments traded but also across markets.

Electronic Brokerage

IB calculates margin requirements for each of its customers on a real-time basis across all product classes (stocks, options, futures, bonds and forex) and across all currencies.  Recognizing that IB’s customers are experienced investors, we expect our customers to manage their positions proactively and we provide tools to facilitate our customers’ position management.  However, if a customer’s equity falls below what is required to support that customer’s margin, IB will automatically liquidate positions on a real-time basis to bring the customer’s account into margin compliance.  This is done to protect IB, as well as the customer, from excessive losses and further contributes to our low-cost structure.  The entire credit management process is completely automated, and IB does not employ a margin department.

As a safeguard, all liquidations are displayed on custom built liquidation monitoring screens that are part of the toolset our technical staff uses to monitor performance of our systems at all times the markets around the world are open.  In the event our systems absorb erroneous market data from exchanges, which prompts liquidations, risk specialists on our technical staff have the capability to halt liquidations that meet specific criteria.  The liquidation halt function is highly restricted.

IB’s customer interface includes color coding on the account screen and pop-up warning messages to notify customers that they are approaching their margin limits.  This feature allows customers to take action, such as entering margin reducing trades, to avoid having IB liquidate their positions.  These tools and real-time margining allow IB’s customers to understand their trading risk at any moment of the day and help IB maintain low commissions, by not having to price in the cost of credit losses.

Operational Controls

We have automated the full cycle of controls surrounding the market making and brokerage business.  Key automated controls include the following:

•                  Our technical operations section continuously monitors our network and the proper functioning of each of our nodes (exchanges, ISPs, leased customer lines and our own data centers) around the world.

•                  Our real-time credit manager software provides pre- and post-execution controls by:

•                  testing every customer order to ensure that the customer’s account holds enough equity to support the execution of the order, rejecting the order if equity is insufficient or directing the order to an execution destination without delay if equity is sufficient; and

•                  continuously updating a customer account’s equity and margin requirements and, if the account’s equity falls below its minimum margin requirements, automatically issuing liquidating orders in a smart sequence designed to minimize the impact on account equity.

•                  Our market making system continuously evaluates approximately 420,000 securities and futures products in which we provide bid and offer quotes and changes its bids and offers in such a way as to maintain an overall hedge and a low-risk profile.  The speed of communicating with exchanges and market centers is maximized through continuous software and network engineering innovation, thereby allowing the firm to achieve real-time controls over market exposure.

•                  Our clearing system captures trades in real-time and performs automated reconciliation of trades and positions, corporate action processing, customer account transfer, options exercise, securities lending and inventory management, allowing the firm to effectively manage operational risk.

•                  Our accounting system operates with automated data feeds from clearing and banking systems, allowing the firm to produce financial statements for all parts of our business every day by mid-day on the day following trade date.

•                  Software developed to interface with the accounting and market making systems performs daily profit and loss reconciliations, which provide tight financial controls over market making functions.

Transaction Processing

Our transaction processing is automated over the full life cycle of a trade.  Our market making software generates and disseminates to exchanges and market centers continuous bid and offer quotes on approximately 420,000 tradable, exchange listed products.  Our fully automated smart router system searches for the best possible combination of prices available at the time a customer order is placed and immediately seeks to execute that order electronically or send it where the order has the highest possibility of execution at the best price.

At the moment a trade is executed, our systems capture and deliver this information back to the source, either the market making system or via the brokerage system to the customer, in most cases within a fraction of a second.  Simultaneously, the trade record is written into our clearing system, where it flows through a chain of control accounts that allow us to reconcile trades, positions and money until the final settlement occurs.  Our integrated software tracks other important activities, such as dividends, corporate actions, options exercises, securities lending, margining, risk management and funds receipt and disbursement.

IB SmartRoutingSM

IB SmartRoutingSM searches for the best destination price in view of the displayed prices, sizes and accumulated statistical information about the behavior of market centers at the time an order is placed and IB SmartRouting SM immediately seeks to execute that order electronically.  Unlike other smart routers, IB SmartRouting SM never relinquishes control of the order, and constantly searches for the best price.  It continuously evaluates fast-changing market conditions and dynamically re-routes all or parts of the order seeking to achieve optimal execution.  IB SmartRouting SM represents each leg of a spread order independently and enters each leg at the best possible venue.  IB SmartRouting AutorecoverySM re-routes a customer’s U.S. options order in the case of an exchange malfunction, with IB undertaking the risk of double executions.  In addition, IB SmartRoutingSM checks each new order to see if it could be executed against any of its pending orders.  As the system gains more users, this feature becomes more important for customers in a world of multiple exchanges and penny price orders because it increases the possibility of best executions for our customers ahead of customers of other brokers.

As a result of this feature, our customers have a greater chance of executing limit orders and can do so sooner than those who use other routers.

Clearing and Margining

Our activities in the United States are almost entirely self-cleared.  We are a full clearing member of The Options Clearing Corporation (“OCC”), the Chicago Mercantile Exchange Clearing House (“CMECH”), The Clearing Corporation and The Depository Trust and Clearing Corporation.

Due to our large positions in broad based index products, we benefit from the cross margin system maintained by these clearing houses.  For example, if we hold a position in an OCC-cleared product and have an offsetting position in a CMECH cleared product, the cross margin computation takes both positions into account, thereby reducing the overall margin requirement.  The reduced margin benefit proves especially useful during times of market stress, such as on days with large price movements when intra-day margin calls may be reduced or eliminated by the cross margin calculation.  We are planning to make similar benefits available to customers under an SEC-approved risk-based portfolio margin program.

In addition, we are self-cleared in the United Kingdom, Canada, Germany, Belgium, Ireland, France, Hong Kong, the Netherlands, Norway, Sweden and Switzerland.

Customers

We established our electronic brokerage subsidiary, IB, in 1993 to enhance the use of our global network of trading interfaces, exchange and clearinghouse memberships and regulatory registrations assembled over the prior 16 years to serve our market making business.  We realized that electronic access to market centers worldwide through our network could easily be utilized by the very same floor traders and trading desk professionals who, in the coming years, would be displaced by the conversion of exchanges from open outcry to electronic systems.

We currently service approximately 95,000 cleared customer accounts.  Our customers reside in approximately 140 countries around the world.  IB currently executes trades for at least two of the largest commercial banks and at least two of the largest bulge bracket investment banks.

The target IB customer is one that requires the latest in trading technology, derivatives expertise, and worldwide access and expects low overall transaction costs.  IB’s customers are mainly comprised of “self-service” individuals, former floor traders, trading desk professionals, electronic retail brokers, financial advisors who are comfortable with technology, banks that require global access and hedge funds.

Our customers fall into three groups based on services provided: cleared customers, trade execution customers and wholesale customers.  With the advent of portfolio margining, we believe we will be able to persuade more of our trade execution hedge fund customers to utilize our cleared business solution, which will benefit the hedge funds in terms of cost savings.  Many prime brokers offer increased leverage over Regulation T credit limitations and NYSE margin requirements through offshore entities and joint back office arrangements.  Through portfolio margining, IB will now be able to offer similar leverage with lower margin requirements that reflect the reduced risk of a hedged portfolio.

•                  Cleared Customers:  We provide trade execution and clearing services to our cleared customers who are generally attracted to our low commissions, low financing rates, high interest paid and best price execution.  From small market making groups and individual market makers, our cleared customer base has expanded over the years to include institutional and individual traders and investors, financial advisors and introducing brokers.

•                  Trade Execution Customers:  We offer trade execution for customers who choose to clear with another prime broker or a custodian bank; these customers are able to take advantage of our low commissions for trade execution as well as our best price execution.

•                  Wholesale Customers:  Our wholesale customers, which include some of the largest banks and retail electronic brokers, are generally self-clearing.  These customers count on us for our superior options and option/stock combination trade routing and execution and our ability to assist them in satisfying their regulatory requirements to provide best execution to their customers.

Our non-cleared customers include large online brokers and increasing numbers of the proprietary and customer trading units of U.S., Canadian and European commercial banks.  These customers are attracted by the IB SmartRouting SM technology as well as our direct access to stock, options, futures, forex and bond markets worldwide.

Our customers receive worldwide direct access connectivity in one of three ways: the Trader Workstation (our real-time Java-based trading platform), our proprietary API, and/or industry standard FIX connectivity.

Employees and Culture

We take pride in our technology-focused company culture and embrace it as one of our fundamental strengths.  We remain committed to improving our technology, and we try to minimize corporate hierarchy to facilitate efficient communication among employees.  We have assembled what we believe is a highly talented group of employees.  As we grow, we expect to continue to provide significant rewards for our employees who provide significant value to us and the world’s financial markets.

As of December 31, 2007, we had 675 employees, all of whom were employed on a full-time basis.  None of our employees are covered by collective bargaining agreements.  We believe that our relations with our employees are good.

Competition

Market making

Market makers range from sole proprietors with very limited resources, of which there are still a few hundred left, to a few highly sophisticated groups which have substantially greater financial and other resources, including programmers and other research and development personnel, than we do.  Along with the ongoing conversion of exchanges from floor-based, open outcry arenas to electronic matching systems, Timber Hill’s competitors have changed from many individuals or groups of traders to large, integrated broker-dealers.  Today, Timber Hill’s major competitors are large broker-dealers, such as Goldman Sachs, Citigroup, UBS, Morgan Stanley and Merrill Lynch, and niche players such as Citadel, LaBranche, Group One Trading, Wolverine Trading and Peak6.  Many of our competitors in market making are much larger than we are and have more captive order flow, although this is less true with respect to our narrow focus on options, futures and ETFs listed on electronic exchanges.  In order to compete successfully, we believe that we must have more sophisticated, versatile and robust software than our competitors.  This is our primary focus, as contrasted with many of our competitors.  With respect to these competitors, Timber Hill maintains the advantage of having had much longer experience with the development and usage of its proprietary electronic brokerage and market making systems.  Market conditions that are difficult for other market participants often present Timber Hill with the opportunities inherent in diminished competition.  Our advantage is our expertise and decades of single-minded focus on developing our technology.  This enables us to have a unique platform specializing strictly in electronic market making and brokerage.

Electronic brokerage

The market for electronic brokerage services is rapidly evolving and highly competitive.  IB believes that it neither fits within the definition of a traditional broker nor a prime broker.  IB’s primary competitors include offerings targeted to professional traders by large retail online brokers (such as E*TRADE’s Power E*TRADE Pro business and Charles Schwab & Co., Inc.’s CyberTrader business) and the prime brokerage and electronic brokerage arms of major investment banks and brokers (such as Goldman Sachs’ RediPlus business and Morgan Stanley’s Passport business).  We also encounter competition to a lesser extent from full commission brokerage firms including Merrill Lynch, Smith Barney (a division of Citigroup), as well as other financial institutions, some of which provide online brokerage services.  The electronic brokerage businesses of many of our competitors are relatively insignificant in the totality of their firms’ business.  IB provides access to a global range of products from a single IB Universal AccountSM and professional level executions and pricing, which positions it in competition with niche direct-access providers and prime brokers.  In addition, IB provides sophisticated order types and analytical tools that give a competitive edge to its customers.

Regulation

Our securities and derivatives businesses are extensively regulated by U.S. federal and state regulators, foreign regulatory agencies, and numerous exchanges and self-regulatory organizations of which our subsidiaries are members.  In the current era of heightened regulation of financial institutions, we expect to incur increasing compliance costs, along with the industry as a whole.

Overview

As registered U.S. broker-dealers, Interactive Brokers LLC (“IB LLC”) and TH LLC are subject to the rules and regulations of the Exchange Act, and as members of various exchanges, we are also subject to such exchanges’ rules and requirements.  Additionally, as registered futures commission merchants, IB LLC and TH LLC are subject to the Commodity Exchange Act and rules promulgated by the Commodity Futures Trading Commission (“CFTC”) and the various commodity exchanges of which they are members.  Finally, we are subject to the requirements of various self-regulatory organizations such as the Financial Industry Regulatory Authority (“FINRA”) and the National Futures Association (“NFA”).  Our foreign affiliates are similarly regulated under the laws and institutional framework of the countries in which they operate.

U.S. broker-dealers and futures commission merchants are subject to laws, rules and regulations that cover all aspects of the securities and derivatives business, including:

•                  sales methods;

•                  trade practices;

•                  use and safekeeping of customers’ funds and securities;

•                  capital structure;

•                  record-keeping;

•                  financing of customers’ purchases; and

•                  conduct of directors, officers and employees.

In addition, the businesses that we may conduct are limited by our agreements with and our oversight by FINRA.  Participation in new business lines, including trading of new products or participation on new exchanges or in new countries often requires governmental and/or exchange approvals, which may take significant time and resources.  As a result, we may be prevented from entering new businesses that may be profitable in a timely manner, or at all.

As certain of our subsidiaries are members of FINRA, we are subject to certain regulations regarding changes in control of our ownership.  FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a change in control of a member firm.  The FINRA defines control as ownership of 25% or more of the firm’s equity by a single entity or person and would include a change in control of a parent company.  As a result of these regulations, our future efforts to sell shares or raise additional capital may be delayed or prohibited by FINRA.

Net Capital Rule

The SEC, FINRA, CFTC and various other regulatory agencies within the United States have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities.  Generally, a broker-dealer’s capital is net worth plus qualified subordinated debt less deductions for certain types of assets.  The Net Capital Rule requires that at least a minimum part of a broker-dealer’s assets be maintained in a relatively liquid form.

If these net capital rules are changed or expanded, or if there is an unusually large charge against our net capital, our operations that require the intensive use of capital would be limited.  A large operating loss or charge against our net capital could adversely affect our ability to expand or even maintain these current levels of business, which could have a material adverse effect on our business and financial condition.

The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria.  These rules also dictate the ratio of debt-to-equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances.  If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators could ultimately lead to the firm’s liquidation.  Additionally, the Net Capital Rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to and approval from the SEC and FINRA for certain capital withdrawals.

Supervision and Compliance

Our Compliance Department supports and seeks to ensure proper operations of our market making and electronic brokerage businesses.  The philosophy of the Compliance Department, and our company as a whole, is to build automated systems to try to eliminate manual steps and errors in the compliance process and then to augment these systems with human staff who apply their judgment where needed.  We have built automated systems to handle wide-ranging compliance issues such as trade and audit trail reporting, financial operations reporting, enforcement of short sale rules, enforcement of margin rules and pattern day trading restrictions, review of employee correspondence, archival of required records, execution quality and order routing reports, approval and documentation of new customer accounts, and anti-money laundering and anti-fraud surveillance.  In light of our automated operations and our automated compliance systems, we have a smaller and more efficient Compliance Department than many traditional securities firms.  Nonetheless, we have increased the staffing in our Compliance Department over the past several years to meet the increased regulatory burdens faced by all industry participants.

IB and TH each has a Chief Compliance Officer who reports to its General Counsel and its internal audit and compliance committee.  These Chief Compliance Officers, plus certain other senior staff members, are FINRA-registered principals with supervisory responsibility over the various aspects of our businesses.  Staff members in the Compliance Department or in other departments of the firm are also registered with FINRA, NFA or other regulatory organizations.

Regulation NMS

In 2007, the U.S. securities industry implemented a number of new rules contained in Regulation NMS (“Reg NMS”), which was approved by the SEC in June 2005 and makes a number of changes to the U.S. national market structure for equities.  Among other things, Reg NMS governs how market centers provide access to their quotations, changes the way market data fees are paid and distributed, and prevents quoting in sub-penny increments.  The most controversial aspect of Reg NMS is the “Trade-Through Rule,” which generally prevents a market center from trading a stock at a price worse than an electronically accessible quote for the same stock displayed on a competing market center.

It is difficult to predict exactly how Reg NMS will affect our businesses, although IB LLC and TH LLC are well-positioned to benefit to the extent that Reg NMS increases transparency and automation in the U.S. equity markets.  The Company participated in various panel discussions and filed comment letters during the SEC’s formulation and evaluation of Reg NMS, and IB LLC was an early proponent and supporter of the Reg NMS initiative.  Some exchanges and market centers, especially the NYSE, have already increased their efforts to automate more stock executions rather than rely on human brokers and specialists to match trades.  Our brokerage and proprietary trading businesses are benefiting and should continue to benefit from this trend toward automatic executions, which increase the speed and transparency of trading and reduce the ability of human traders to commit fraud by “backing away” or changing their quotes after we send them an order, or by front-running orders.

With respect to the specific functionality of IB LLC’s brokerage platform, increased availability of automatic executions on stock exchanges will tend to make IB LLC’s automated platform more useful and valuable.  On the other hand, the new Reg NMS Trade-Through Rule could pose a competitive threat to the IB SmartRoutingSM system for stocks, because exchanges likely will build improved linkages to send orders to each other when an exchange is not itself offering the best posted price.  However, an order smart routed by IB will always trade sooner than one that is linked by one exchange to another.

While increased competition from exchanges to provide “smart” order routing services is likely, IB is expected to have many advantages over any exchange systems, including the facts that:

•                  IB has nearly a decade’s lead in developing smart routing technology and network infrastructure;

•                  IB’s system is connected to a broad array of exchanges, ECNs and market makers;

•                  the IB SmartRoutingSM system has the ability to split orders and route them to different markets and then re-route each piece as market conditions change;

•                  multiple products in addition to stocks are available on the IB platform; and

•                  IB offers clearing, financing, custodial and many other services to its customers that exchanges are not in a position to provide.

Portfolio Margining

In April 2007, IB LLC was approved for and began to offer portfolio margining to its customers.  Portfolio margining allows customers to take advantage of reduced margin requirements based on the risk of their combined equities and derivatives positions instead of traditional static margin requirements that are based on percent of value for each security that the customers hold.  This risk-based margining allows for a more realistic representation of risk in a customer’s portfolio, giving the benefit of lower margin requirements to hedged portfolios.  As a result, IB LLC became more competitive with the largest U.S. prime clearing broker-dealers who use their balance sheets to provide financing to customers.  IB LLC caters to sophisticated customers who utilize hedging to reduce risk in their portfolios and benefit from a risk-based margin approach.

SEC portfolio margining rules require each participating firm to file an application with their designated self-regulatory organization (“SRO”) and receive approval for implementation of the portfolio margining program and related parameters, including margin determination and risk management.

Patriot Act and Increased Anti-Money Laundering (“AML”) and “Know Your Customer” Obligations

Registered broker-dealers traditionally have been subject to a variety of rules that require that they “know their customers” and monitor their customers’ transactions for suspicious financial activities.  With the passage of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”), broker-dealers are now subject to even more stringent requirements.  Likewise, the SEC, CFTC, foreign regulators, and the various exchanges and SROs, of which IB companies are members, have passed numerous new AML and customer due diligence rules.  Significant criminal and civil penalties can be imposed for violations of the Patriot Act, and significant fines and regulatory penalties for violations of other governmental and SRO AML rules.

As required by the Patriot Act and other new rules, we have established comprehensive anti-money laundering and customer identification procedures, designated an AML compliance officer, trained our employees and conducted independent audits of our program.  Our anti-money laundering screening is conducted using a mix of automated and manual review and has been structured to comply with recent regulations.  We collect required information through our new account opening process and then screen accounts with databases for the purposes of identity verification and for review of negative information and appearance on the Office of Foreign Assets and Control, Specially Designated Nationals and Blocked Persons lists.  Additionally, we have developed methods for risk control and continue to add upon specialized processes, queries and automated reports designed to identify money laundering, fraud and other suspicious activities.

Business Continuity Planning

Federal regulators and industry self-regulatory organizations have passed a series of rules in the past several years requiring regulated firms to maintain business continuity plans that describe what actions firms would take in the event of a disaster (such as a fire, natural disaster or terrorist incident) that might significantly disrupt operations.  IB has developed business continuity plans that describe steps that the firm and its employees would take in the event of various scenarios.  The firm has built a backup site for certain of its operations at its Chicago facilities that would be utilized in the event of a significant outage at the firm’s Greenwich headquarters.  In addition, the firm has strengthened the infrastructure at its Greenwich headquarters and has built redundancy of certain systems so that certain operations can be handled from multiple offices.

Foreign Regulation

Our international subsidiaries are subject to extensive regulation in the various jurisdictions where they have operations.  The most significant of our international subsidiaries are:  Timber Hill Europe AG (“THE”), registered to do business in Switzerland as a securities dealer; THSHK, registered to do business in Hong Kong as a securities dealer; THA, registered to do business in Australia as a securities dealer and futures broker; Interactive Brokers (U.K.) Limited (“IBUK”), registered to do business in the U.K. as a broker; Interactive Brokers Canada Inc. (“IBC”) and THC, registered to do business in Canada as an investment dealer and securities dealer, respectively.

As with those U.S. subsidiaries subject to FINRA rules, the ability of our regulated U.K. subsidiary, IBUK, to pay dividends or make capital distributions may be impaired due to applicable capital requirements.  IBUK is subject to  “consolidated” regulation, in addition to being subject to regulation on a legal entity basis.  Consolidated regulation impacts the regulated entity and its parent holding companies in the United Kingdom, including the regulated entity’s ability to pay dividends or distribute capital.

IBUK is also subject to regulations regarding changes in control similar to those described above under “Overview.” Under Financial Services Authority (“FSA”) rules, regulated entities must obtain prior approval for any transaction resulting in a change in control of a regulated entity.  Under applicable FSA rules, control is broadly defined as a 10% interest in the regulated entity or its parent or otherwise exercising significant influence over the management of the regulated entity.  As a result of these regulations, our future efforts to sell shares or raise additional capital may be delayed or prohibited by the FSA.

In Hong Kong, the Securities and Futures Commission (“SFC”) regulates our subsidiary, THSHK, as a securities dealer.  The compliance requirements of the SFC include, among other things, net capital requirements and stockholders’ equity requirements.  The SFC regulates the activities of the officers, directors, employees and other persons affiliated with THSHK and requires the registration of such persons.

In Canada, both THC and IBC are subject to the Investment Dealers Association of Canada (“IDA”) risk adjusted capital requirement.  In Switzerland, THE is subject to the Swiss National Bank eligible equity requirement.  In Australia, THA is subject to the Australian Stock Exchange liquid capital requirement.

ITEM 1A.  RISK FACTORS

We face a variety of risks that are substantial and inherent in our businesses, including market, liquidity, credit, operational, legal, regulatory and our company structure.  In addition to the risks identified elsewhere in this Annual Report on Form 10-K, the following risk factors apply to our business results of operations and financial condition:

Risks Related to Our Company Structure

Control by Thomas Peterffy of a majority of the combined voting power of our common stock may give rise to conflicts of interests and could discourage a change of control that other stockholders may favor, which could negatively affect our stock price, and adversely affect stockholders in other ways.

Thomas Peterffy, our founder, Chairman and Chief Executive Officer, and his affiliates beneficially own approximately 85% of the economic interests and all of the voting interests in IBG Holdings LLC, which owns all of our Class B common stock, representing approximately 89.7% of the combined voting power of all classes of our voting stock.  As a result, Mr. Peterffy has the ability to elect all of the members of our board of directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, material expansions or contractions of our business, entry into new lines of business, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on our common stock.  In addition, Mr. Peterffy is able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company.  The concentration of ownership could discourage potential takeover attempts that other stockholders may favor and could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and this may adversely affect the market price of our common stock.

Moreover, because of Mr. Peterffy’s substantial ownership, we are eligible to be and are, treated as a “controlled company” for purposes of the NASDAQ Marketplace Rules.  As a result, we are not be required by NASDAQ to have a majority of independent directors or to maintain Compensation and Nominating and Corporate Governance Committees composed entirely of independent directors to continue to list the shares of our common stock on The NASDAQ Global Select Market (“NASDAQ GS”).  Our Compensation Committee is comprised of Messrs. Thomas Peterffy (Chairman of the Compensation Committee) and Earl H. Nemser (our Vice Chairman).  Mr. Peterffy’s membership on the Compensation Committee may give rise to conflicts of interests in that Mr. Peterffy is able to influence all matters relating to executive compensation, including his own compensation.

We are dependent on IBG LLC to distribute cash to us in amounts sufficient to pay our tax liabilities and other expenses.

We are a holding company and our primary assets are our approximately 10.3% equity interest in IBG LLC and our controlling interest and related rights as the sole managing member of IBG LLC and, as such, we operate and control all of the business and affairs of IBG LLC and are able to consolidate IBG LLC’s financial results into our financial statements.  We have no independent means of generating revenues.  IBG LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax.  Instead, its taxable income is allocated on a pro rata basis to IBG Holdings LLC and us.  Accordingly, we incur income taxes on our proportionate share of the net taxable income of IBG LLC, and also incur expenses related to our operations.  We intend to cause IBG LLC to distribute cash to its members in amounts at least equal to that necessary to cover their tax liabilities, if any, with respect to the earnings of IBG LLC.  To the extent we need funds to pay such taxes, or for any other purpose, and IBG LLC is unable to provide such funds, it could have a material adverse effect on our business, financial condition or results of operations.

We are required to pay IBG Holdings LLC for the benefit relating to additional tax depreciation or amortization deductions we claim as a result of the tax basis step-up our subsidiaries received in connection with our IPO.

In connection with our IPO, we purchased interests in IBG LLC from IBG Holdings LLC for cash.  In addition, IBG LLC membership interests held by IBG Holdings LLC may be sold in the future to us and financed by our issuances of shares of our common stock.  The initial purchase did, and the subsequent purchases may, result in increases in the tax basis of the tangible and intangible assets of IBG LLC and its subsidiaries that otherwise would not have been available.  Such increase will be approximately equal to the amount by which our stock price at the time of the purchase exceeds the income tax basis of the assets of IBG LLC underlying the IBG LLC interests acquired by us.  These increases in tax basis will result in increased deductions in computing our taxable income and resulting tax savings for us generally over the 15 year period which commenced with the initial purchase.  We have agreed to pay 85% of these tax savings, if any, to IBG Holdings LLC as they are realized as additional consideration for the IBG LLC interests that we acquire.

As a result of the IPO, the increase in the tax basis attributable to our interest in IBG LLC is $0.95 billion.  The tax savings that we would actually realize as a result of this increase in tax basis likely would be significantly less than this amount multiplied by our effective tax rate due to a number of factors, including the allocation of a portion of the increase in tax basis to foreign or non-depreciable fixed assets, the impact of the increase in the tax basis on our ability to use foreign tax credits and the rules relating to the amortization of intangible assets, for example.  Based on current facts and assumptions, including that subsequent purchases of IBG LLC interests will occur in fully taxable transactions, the potential tax basis increase resulting from the initial and future purchases of the IBG LLC interests held by IBG Holdings LLC could be as much as $9.45 billion.  The tax receivable agreement requires 85% of such tax savings, if any, to be paid to IBG Holdings LLC, with the balance to be retained by us.  The actual increase in tax basis depends, among other factors, upon the price of shares of our common stock at the time of the purchase and the extent to which such purchases are taxable and, as a result, could differ materially from this amount.  Our ability to achieve benefits from any such increase, and the amount of the payments to be made under the tax receivable agreement, depends upon a number of factors, as discussed above, including the timing and amount of our future income.

If either immediately before or immediately after any purchase or the related issuance of our stock, the IBG Holdings LLC members own or are deemed to own, in the aggregate, more than 20% of our outstanding stock, then all or part of any increase in the tax basis of goodwill may not be amortizable and, thus, our ability to realize the annual tax savings that otherwise would have resulted if such tax basis were amortizable may be significantly reduced.  Although the IBG Holdings LLC members are prohibited under the exchange agreement from purchasing shares of Class A common stock, grants of our stock to employees and directors who are also members or related to members of IBG Holdings LLC and the application of certain tax attribution rules, such as among family members and partners in a partnership, could result in IBG Holdings LLC members being deemed for tax purposes to own shares of Class A common stock.

If the IRS successfully challenges the tax basis increase, under certain circumstances, we could be required to make payments to IBG Holdings LLC under the tax receivable agreement in excess of our cash tax savings.

Our senior secured revolving credit facility and our senior notes impose certain restrictions.  A failure to comply with these restrictions could lead to an event of default, resulting in an acceleration of indebtedness, which may affect our ability to finance future operations or capital needs, or to engage in other business activities.

As of December 31, 2007, our total indebtedness (consisting of the aggregate amounts outstanding under senior notes, senior secured revolving credit facility and short-term borrowings) was approximately $1.88 billion.  On May 19, 2006, IBG LLC entered into a $300.0 million three-year senior secured revolving credit facility with JPMorgan Chase Bank, N.A. as administrative agent, Harris N.A. as syndication agent, and Citibank, N.A. and HSBC Bank USA National Association as co-syndication agents.  In addition, subject to restrictions in our senior secured revolving credit facility and our senior notes, we may incur additional first-priority secured borrowings under the senior secured revolving credit facility.

The operating and financial restrictions and covenants in our debt agreements, including the senior secured revolving credit facility and our senior notes, may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.  Our senior secured revolving credit facility requires us to maintain specified financial ratios and tests, including interest coverage and total leverage ratios and maximum capital expenditures, which may require that we take action to reduce debt or to act in a manner contrary to our business objectives.  In addition, the senior secured revolving credit facility and the senior notes restrict our ability to, among other things:

•                  incur additional indebtedness;

•                  dispose of assets;

•                  guarantee debt obligations;

•                  repay indebtedness or amend debt instruments;

•                  pay dividends;

•                  create liens on assets;

•                  make investments;

•                  make acquisitions;

•                  engage in mergers or consolidations; or

•                  engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities.

A more detailed discussion of the restrictions contained in our senior secured revolving credit facility can be found in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.  A failure to comply with the restrictions contained in the senior secured revolving credit facility could lead to an event of default, which could result in an acceleration of our indebtedness.  Such an acceleration would constitute an event of default under our senior notes.  A failure to comply with the restrictions in our senior notes could result in an event of default under our senior notes.  Our future operating results may not be sufficient to enable compliance with the covenants in the senior secured revolving credit facility, our senior notes or other indebtedness or to remedy any such default.  In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to refinance our indebtedness or make any accelerated payments, including those under the senior notes.  In addition, we may not be able to obtain new financing.  Even if we were able to obtain new financing, we would not be able to guarantee that the new financing would be on commercially reasonable terms or terms that would be acceptable to us.  If we default on our indebtedness, our business financial condition and results of operation could be materially and adversely affected.

Future sales of our common stock in the public market could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.

The members of IBG Holdings LLC have the right to cause the redemption of their IBG Holdings LLC membership interests over time in connection with offerings of shares of our common stock.  We intend to sell additional shares of common stock in subsequent public offerings on a regular basis, including annual offerings of our common stock to finance future purchases of IBG LLC membership interests which, in turn, will finance corresponding redemptions of IBG Holdings LLC membership interests.  These annual offerings and related transactions are anticipated to occur on or about each of the first eight years following the IPO and, depending on the timing of redemptions, possibly extend into the future in accordance with an exchange agreement among us, IBG LLC, IBG Holdings LLC and the historical members of IBG LLC.  We may also issue additional shares of common stock or convertible debt securities to finance future acquisitions or business combinations.  We currently have approximately 40.2 million outstanding shares of common stock.  Assuming no anti dilution adjustments based on combinations or divisions of our common stock, the annual offerings referred to above could result in the issuance by us of up to an additional approximately 360.0 million shares of common stock.  It is possible, however, that such shares could be issued in one or a few large transactions.

We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock may have on the market price of our common stock.  Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the market price of our common stock to decline.

Certain provisions in our amended and restated certificate of incorporation may prevent efforts by our stockholders to change our direction or management.

Provisions contained in our amended and restated certificate of incorporation could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders.  For example, our amended and restated certificate of incorporation authorizes our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock, without any vote or action by our stockholders.  We could issue a series of preferred stock that could impede the completion of a merger, tender offer or other takeover attempt.  These provisions may discourage potential acquisition proposals and may delay, deter or prevent a change of control of us, including through transactions, and, in particular, unsolicited transactions, that some or all of our stockholders might consider to be desirable.  As a result, efforts by our stockholders to change our direction or management may be unsuccessful.

Risks Related to Our Business

Our business may be harmed by global events beyond our control, including overall slowdowns in securities trading.

Like other brokerage and financial services firms, our business and profitability are directly affected by elements that are beyond our control, such as economic and political conditions, broad trends in business and finance, changes in volume of securities and futures transactions, changes in the markets in which such transactions occur and changes in how such transactions are processed.  A weakness in equity markets, such as a slowdown causing reduction in trading volume in U.S. or foreign securities and derivatives, has historically resulted in reduced transaction revenues and would have a material adverse effect on our business, financial condition and results of operations.

Because our revenues and profitability depend on trading volume, they are prone to significant fluctuations and are difficult to predict.

Our revenues are dependent on the level of trading activity on securities and derivatives exchanges in the United States and abroad.  In the past, our revenues and operating results have varied significantly from period to period due primarily to the willingness of competitors to trade more aggressively by decreasing their bid/offer spreads and thereby assuming more risk in order to acquire market share, to movements and trends in the underlying markets, and to fluctuations in trading levels.  As a result, period to period comparisons of our revenues and operating results may not be meaningful, and future revenues and profitability may be subject to significant fluctuations or declines.

Our reliance on our computer software could cause us great financial harm in the event of any disruption or corruption of our computer software.  We may experience technology failures while developing our software.

We rely on our computer software to receive and properly process internal and external data.  Any disruption for any reason in the proper functioning or any corruption of our software or erroneous or corrupted data may cause us to make erroneous trades or suspend our services and could cause us great financial harm.  In order to maintain our competitive advantage, our software is under continuous development.  As we identify and enhance our software, there is risk that software failures may occur and result in service interruptions and have other unintended consequences.

Our business could be harmed by a systemic market event.

Some market participants could be overleveraged.  In case of sudden, large price movements, such market participants may not be able to meet their obligations to brokers who, in turn, may not be able to meet their obligations to their counterparties.  As a result, the financial system or a portion thereof could collapse, and the impact of such an event could be catastrophic to our business.

We may incur material trading losses from our market making activities.

A substantial portion of our revenues and operating profits is derived from our trading as principal in our role as a market maker and specialist.  We may incur trading losses relating to these activities since each primarily involves the purchase or sale of securities for our own account.  In any period, we may incur trading losses in a significant number of securities for a variety of reasons including:

•                  price changes in securities;

•                  lack of liquidity in securities in which we have positions; and

•                  the required performance of our market making and specialist obligations.

These risks may limit or restrict our ability to either resell securities we purchased or to repurchase securities we sold.  In addition, we may experience difficulty borrowing securities to make delivery to purchasers to whom we sold short, or lenders from whom we have borrowed.  From time to time, we have large position concentrations in securities of a single issuer or issuers engaged in a specific industry or traded in a particular market.  Such a concentration could result in higher trading losses than would occur if our positions and activities were less concentrated.

In our role as a market maker, we attempt to derive a profit from the difference between the prices at which we buy and sell, or sell and buy, securities.  However, competitive forces often require us to match the quotes other market makers display and to hold varying amounts of securities in inventory.  By having to maintain inventory positions, we are subjected to a high degree of risk.  We cannot assure you that we will be able to manage such risk successfully or that we will not experience significant losses from such activities, which could have a material adverse effect on our business, financial condition and operating results.

Reduced spreads in securities pricing, levels of trading activity and trading through market makers and/or specialists could harm our business.

Computer-generated buy/sell programs and other technological advances and regulatory changes in the marketplace may continue to tighten spreads on securities transactions.  Tighter spreads and increased competition could make the execution of trades and market making activities less profitable.  In addition, new and enhanced alternative trading systems such as ECNs have emerged as an alternative for individual and institutional investors, as well as broker-dealers, to avoid directing their trades through market makers, and could result in reduced revenues derived from our market making business.

We may incur losses in our market making activities in the event of failures of our proprietary pricing model.

The success of our market making business is substantially dependent on the accuracy of our proprietary pricing mathematical model, which continuously evaluates and monitors the risks inherent in our portfolio, assimilates market data and reevaluates our outstanding quotes each second.  Our model is designed to automatically rebalance our positions throughout the trading day to manage risk exposures on our positions in options, futures and the underlying securities.  In the event of a flaw in our pricing model and /or a failure in the related software, our pricing model may lead to unexpected and/or unprofitable trades, which may result in material trading losses.

The valuation of the financial instruments we hold may result in large and occasionally anomalous swings in the value of our positions and in our earnings in any period.

The market prices of our long and short positions are reflected on our books at closing prices which are typically the last trade price before the official close of the primary exchange on which each such security trades.  Given that we manage a globally integrated portfolio, we may have large and substantially offsetting positions in securities that trade on different exchanges that close at different times of the trading day.  As a result, there may be large and occasionally anomalous swings in the value of our positions daily and, accordingly, in our earnings in any period.  This is especially true on the last business day of each calendar quarter.

We are exposed to losses due to lack of perfect information.

As market makers, we provide liquidity by buying from sellers and selling to buyers.  Quite often, we trade with others who have different information than we do, and as a result, we may accumulate unfavorable positions preceding large price movements in companies.  Should the frequency or magnitude of these events increase, our losses will likely increase correspondingly.

Rules governing specialists and designated market makers may require us to make unprofitable trades or prevent us from making profitable trades.

Specialists and designated market makers are granted certain rights and have certain obligations to “make a market” in a particular security.  They agree to specific obligations to maintain a fair and orderly market.  In acting as a specialist or designated market maker, we are subjected to a high degree of risk by having to support an orderly market.  In this role, we may at times be required to make trades that adversely affect our profitability.  In addition, we may at times be unable to trade for our own account in circumstances in which it may be to our advantage to trade, and we may be obligated to act as a principal when buyers or sellers outnumber each other.  In those instances, we may take a position counter to the market, buying or selling securities to support an orderly market.  Additionally, the rules of the markets which govern our activities as a specialist or designated market maker are subject to change.  If these rules are made more stringent, our trading revenues and profits as specialist or designated market maker could be adversely affected.

We are subject to potential losses as a result of our clearing and execution activities.

As a clearing member firm providing financing services to certain of our brokerage customers, we are ultimately responsible for their financial performance in connection with various stock, options and futures transactions.  Our clearing operations require a commitment of our capital and, despite safeguards implemented by our software, involve risks of losses due to the potential failure of our customers to perform their obligations under these transactions.  If our customers default on their obligations, we remain financially liable for such obligations, and although these obligations are collateralized, we are subject to market risk in the liquidation of customer collateral to satisfy those obligations.  There can be no assurance that our risk management procedures will be adequate.  Any liability arising from clearing operations could have a material adverse effect on our business, financial condition and/or operating results.

As a clearing member firm of securities and commodities clearing houses in the United States and abroad, we are also exposed to clearing member credit risk.  Securities and commodities clearing houses require member firms to deposit cash and/or government securities to a clearing fund.  If a clearing member defaults in its obligations to the clearing house in an amount larger than its own margin and clearing fund deposits, the shortfall is absorbed pro rata from the deposits of the other clearing members.  Many clearing houses of which we are members also have the authority to assess their members for additional funds if the clearing fund is depleted.  A large clearing member default could result in a substantial cost to us if we are required to pay such assessments.

Our internal controls over financial reporting may not be effective and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and rules and regulations of the SEC thereunder, which we refer to as Section 404.  We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments.

As we continue our evaluation, we may identify material weaknesses that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002, as amended, for compliance with the requirements of Section 404.  We will be required to comply with the requirements of Section 404 for our year ending December 31, 2008.  In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404.  We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact on our operations.  If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC.  As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.  In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel.  Any such action could negatively affect our results of operations.

We may not pay dividends on our common stock at any time in the foreseeable future.

As a holding company for our interest in IBG LLC, we will be dependent upon the ability of IBG LLC to generate earnings and cash flows and distribute them to us so that we may pay any dividends to our stockholders.  To the extent (if any) that we have excess cash, any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial conditions, cash requirement, contractual restrictions and other factors that our board of directors may deem relevant.  We have made no determination as to whether to pay dividends on our common stock at any time in the foreseeable future.

Regulatory and legal uncertainties could harm our business.

The securities and derivatives businesses are heavily regulated.  Firms in financial service industries have been subject to an increasingly regulated environment over recent years, and penalties and fines sought by regulatory authorities have increased accordingly.  This regulatory and enforcement environment has created uncertainty with respect to various types of transactions that historically had been entered into by financial services firms and that were generally believed to be permissible and appropriate.  Our broker-dealer subsidiaries are subject to regulations in the United States and abroad covering all aspects of their business.  Regulatory bodies include, in the United States, the SEC, FINRA, the Board of Governors of the Federal Reserve System, the Chicago Board Options Exchange, the Commodity Futures Trading Commission, and the National Futures Association; in Switzerland, the Federal Banking Commission; in the United Kingdom, the Financial Services Authority; in Hong Kong, the Securities and Futures Commission; in Australia, the Australian Securities and Investment Commission; and in Canada, the Investment Dealers Association of Canada and various Canadian securities commissions.  Our mode of operation and profitability may be directly affected by additional legislation changes in rules promulgated by various domestic and foreign government agencies and self-regulatory organizations that oversee our businesses, and changes in the interpretation or enforcement of existing laws and rules.  Noncompliance with applicable laws or regulations could result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market or the revocation or limitation of licenses.  Noncompliance with applicable laws or regulations could adversely affect our reputation, prospects, revenues and earnings.  In addition, changes in current laws or regulations or in governmental policies could adversely affect our operations, revenues and earnings.

Domestic and foreign stock exchanges, other self-regulatory organizations and state and foreign securities commissions can censure, fine, issue cease-and-desist orders, suspend or expel a broker-dealer or any of its officers or employees.  Our ability to comply with all applicable laws and rules is largely dependent on our internal system to ensure compliance, as well as our ability to attract and retain qualified compliance personnel.  We could be subject to disciplinary or other actions in the future due to claimed noncompliance, which could have a material adverse effect on our business, financial condition and results of operations.  To continue to operate and to expand our services internationally, we may have to comply with the regulatory controls of each country in which we conduct, or intend to conduct business, the requirements of which may not be clearly defined.  The varying compliance requirements of these different regulatory jurisdictions, which are often unclear, may limit our ability to continue existing international operations and further expand internationally.

Our future efforts to sell shares or raise additional capital may be delayed or prohibited by regulations.

As certain of our subsidiaries are members of FINRA, we are subject to certain regulations regarding changes in control of our ownership.  FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a change in control of a member firm.  FINRA defines control as ownership of 25% or more of the firm’s equity by a single entity or person and would include a change in control of a parent company.  Interactive Brokers (U.K.) Limited is subject to similar change in control regulations promulgated by the FSA in the United Kingdom.  As a result of these regulations, our future efforts to sell shares or raise additional capital may be delayed or prohibited.  We may be subject to similar restrictions in other jurisdictions in which we operate.

We depend on our proprietary technology, and our future results may be impacted if we cannot maintain technological superiority in our industry.

Our success in the past has largely been attributable to our sophisticated proprietary technology that has taken many years to develop.  We have benefited from the fact that the type of proprietary technology equivalent to that which we employ has not been widely available to our competitors.  If our technology becomes more widely available to our current or future competitors for any reason, our operating results may be adversely affected.  Additionally, adoption or development of similar or more advanced technologies by our competitors may require that we devote substantial resources to the development of more advanced technology to remain competitive.  The markets in which we compete are characterized by rapidly changing technology, evolving industry standards and changing trading systems, practices and techniques.  Although we have been at the forefront of many of these developments in the past, we may not be able to keep up with these rapid changes in the future, develop new technology, realize a return on amounts invested in developing new technologies or remain competitive in the future.

The loss of our key employees would materially adversely affect our business.

Our key executives have substantial experience and have made significant contributions to our business, and our continued success is dependent upon the retention of our key management executives, as well as the services provided by our staff of trading system, technology and programming specialists and a number of other key managerial, marketing, planning, financial, technical and operations personnel.  The loss of such key personnel could have a material adverse effect on our business.  Growth in our business is dependent, to a large degree, on our ability to retain and attract such employees.

We are exposed to risks associated with our international operations.

During 2007, approximately 32% of our net revenues were generated outside the United States.  We are exposed to risks and uncertainties inherent in doing business in international markets, particularly in the heavily regulated brokerage industry.  Such risks and uncertainties include political, economic and financial instability; unexpected changes in regulatory requirements, tariffs and other trade barriers; exchange rate fluctuations; applicable currency controls; and difficulties in staffing, including reliance on newly hired local experts, and managing foreign operations.  These risks could cause a material adverse effect on our business, financial condition or results of operations.

We do not have fully redundant systems.  System failures could harm our business.

If our systems fail to perform, we could experience unanticipated disruptions in operations, slower response times or decreased customer service and customer satisfaction.  Our ability to facilitate transactions successfully and provide high quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems.  Our service has experienced periodic system interruptions, which we believe will continue to occur from time to time.  Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events.  While we currently maintain redundant servers to provide limited service during system disruptions, we do not have fully redundant systems, and our formal disaster recovery plan does not include restoration of all services.  For example, we have backup facilities to our disaster recovery site that enable us, in the case of complete failure of our main North America data center, to recover and complete all pending transactions, provide customers with access to their accounts to deposit or withdraw money, transfer positions to other brokers and manage their risk by continuing trading through the use of marketable orders.  These backup services are currently limited to U.S. markets.  We do not currently have separate backup facilities dedicated to our non-U.S. operations.  It is our intention to provide for and progressively deploy backup facilities for our global facilities over time.  In addition, we do not carry business interruption insurance to compensate for losses that could occur to the extent not required.  Any system failure that causes an interruption in our service or decreases the responsiveness of our service could impair our reputation, damage our brand name and materially adversely affect our business, financial condition and results of operations.

Failure of third-party systems on which we rely could adversely affect our business.

We rely on certain third-party computer systems or third-party service providers, including clearing systems, exchange systems, Internet service, communications facilities and other facilities.  Any interruption in these third-party services, or deterioration in their performance, could be disruptive to our business.  If our arrangement with any third party is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms.  This could have a material adverse effect on our business, financial condition and results of operations.

We face competition in our market making activities.

In our market making activities, we compete with other firms who act as market makers based on our ability to provide liquidity at competitive prices and to attract order flow.  Market makers range from sole proprietors with very limited resources, of which there are still a few hundred left, to a few highly sophisticated groups which have substantially greater financial and other resources, including research and development personnel, than we do.  These larger and better capitalized competitors may be better able to respond to changes in the market making industry, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.  We may not be able to compete effectively against these firms, particularly those with greater financial resources, and our failure to do so could materially and adversely affect our business, financial condition and results of operations.  As in the past, we may in the future face enhanced competition, resulting in narrowing bid/offer spreads in the marketplace that may adversely impact our financial performance.  This is especially likely if others can acquire systems that enable them to predict markets or process trades more efficiently than we can.

Our direct market access clearing and non-clearing brokerage operations face intense competition.

With respect to our direct market access brokerage business, the market for electronic and interactive bidding, offering and trading services in connection with equities, options and futures is relatively new, rapidly evolving and intensely competitive.  We expect competition to continue and intensify in the future.  Our current and potential future competition principally comes from five categories of competitors:

•                  prime brokers who, in an effort to satisfy the demands of their customers for hands-on electronic trading facilities, universal access to markets, smart routing, better trading tools, lower commissions and financing rates, have embarked upon building such facilities and product enhancements;

•                  direct market access and online options and futures firms;

•                  direct market access and online equity brokers;

•                  software development firms and vendors who create global trading networks and analytical tools and make them available to brokers; and

•                  traditional brokers.

In addition, we compete with financial institutions, mutual fund sponsors and other organizations, many of which provide online, direct market access or other investing services.  A number of brokers provide our technology and execution services to their customers, and these brokers will become our competitors if they develop their own technology.  Some of our competitors in this area have greater name recognition, longer operating histories and significantly greater financial, technical, marketing and other resources than we have and offer a wider range of services and financial products than we do.  Some of our competitors may also have an ability to charge lower commissions.  We cannot assure you that we will be able to compete effectively or efficiently with current or future competitors.  These increasing levels of competition in the online trading industry could significantly harm this aspect of our business.

We are subject to risks relating to litigation and potential securities laws liability.

We are exposed to substantial risks of liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, the CFTC, the Federal Reserve, state securities regulators, the self-regulatory organizations and foreign regulatory agencies.  We are also subject to the risk of litigation and claims that may be without merit.  We could incur significant legal expenses in defending ourselves against and resolving lawsuits or claims.  An adverse resolution of any future lawsuits or claims against us could result in a negative perception of our company and cause the market price of our common stock to decline or otherwise have an adverse effect on our business, financial condition and/or operating results.  See Part I, Item 3, “Legal Proceedings and Regulatory Matters.”

Any future acquisitions may result in significant transaction expenses, integration and consolidation risks and risks associated with entering new markets, and we may be unable to profitably operate our consolidated company.

Although our growth strategy has not focused historically on acquisitions, we may in the future engage in evaluations of potential acquisitions and new businesses.  We may not have the financial resources necessary to consummate any acquisitions in the future or the ability to obtain the necessary funds on satisfactory terms.  Any future acquisitions may result in significant transaction expenses and risks associated with entering new markets in addition to integration and consolidation risks.  Because acquisitions historically have not been a core part of our growth strategy, we have no material experience in successfully utilizing acquisitions.  We may not have sufficient management, financial and other resources to integrate any such future acquisitions or to successfully operate new businesses and we may be unable to profitably operate our expanded company.

Internet-related issues may reduce or slow the growth in the use of our services in the future.

Critical issues concerning the commercial use of the Internet, such as ease of access, security, privacy, reliability, cost, and quality of service, remain unresolved and may adversely impact the growth of Internet use.  If Internet usage continues to increase rapidly, the Internet infrastructure may not be able to support the demands placed on it by this growth, and its performance and reliability may decline.  The recent growth in Internet traffic has caused frequent periods of decreased performance, outages and delays.  Although our larger institutional customers use leased data lines to communicate with us, our ability to increase the speed with which we provide services to consumers and to increase the scope and quality of such services is limited by and dependent upon the speed and reliability of our customers’ access to the Internet, which is beyond our control.  If periods of decreased performance, outages or delays on the Internet occur frequently or other critical issues concerning the Internet are not resolved, overall Internet usage or usage of our web based products could increase more slowly or decline, which would cause our business, results of operations and financial condition to be materially and adversely affected.

Our computer infrastructure may be vulnerable to security breaches.  Any such problems could jeopardize confidential information transmitted over the Internet, cause interruptions in our operations or cause us to have liability to third persons.

Our computer infrastructure is potentially vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems and security breaches.  Any such problems or security breaches could cause us to have liability to one or more third parties, including our customers, and disrupt our operations.  A party able to circumvent our security measures could misappropriate proprietary information or customer information, jeopardize the confidential nature of information transmitted over the Internet or cause interruptions in our operations.  Concerns over the security of Internet transactions and the privacy of users could also inhibit the growth of the Internet or the electronic brokerage industry in general, particularly as a means of conducting commercial transactions.  To the extent that our activities involve the storage and transmission of proprietary information such as personal financial information, security breaches could expose us to a risk of financial loss, litigation and other liabilities.  Our estimated annual losses from reimbursements to customers whose accounts have been negatively affected by unauthorized access have historically been less than $500,000, but instances of unauthorized access of customer accounts have been increasing recently on an industry-wide basis.  Our current insurance program may protect us against some, but not all, of such losses.  Any of these events, particularly if they (individually or in the aggregate) result in a loss of confidence in our company or electronic brokerage firms in general, could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to protect our intellectual property rights or may be prevented from using intellectual property necessary for our business.

We rely primarily on trade secret, contract, copyright, patent and trademark laws to protect our proprietary technology.  It is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our rights.  We may also face claims of infringement that could interfere with our ability to use technology that is material to our business operations.

In the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity.  Any such litigation, whether successful or unsuccessful, could result in substantial costs and the diversion of resources and the attention of management, any of which could negatively affect our business.

Our future success will depend on our response to the demand for new services, products and technologies.

The demand for market making services, particularly services that rely on electronic communications gateways, is characterized by:

•                  rapid technological change;

•                  changing customer demands;

•                  the need to enhance existing services and products or introduce new services and products; and

•                  evolving industry standards.

New services, products and technologies may render our existing services, products and technologies less competitive.  Our future success will depend, in part, on our ability to respond to the demand for new services, products and technologies on a timely and cost-effective basis and to adapt to technological advancements and changing standards to address the increasingly sophisticated requirements and varied needs of our customers and prospective customers.  We cannot assure you that we will be successful in developing, introducing or marketing new services, products and technologies.  In addition, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of these services and products, and our new service and product enhancements may not achieve market acceptance.  Any failure on our part to anticipate or respond adequately to technological advancements, customer requirements or changing industry standards, or any significant delays in the development, introduction or availability of new services, products or enhancements could have a material adverse effect on our business, financial condition and operating results.

The expansion of our market making activities into forex-based products entails significant risk, and unforeseen events in such business could have an adverse effect on our business, financial condition and results of operation.

We recently entered into market making for forex-based products.  This includes the trading of cash in foreign currencies with banks and exchange-listed futures, options on futures, options on cash deposits and currency-based ETFs.  All of the risks that pertain to our market making activities in equity-based products also apply to our forex-based market making.  In addition, we have very little experience in the forex markets and even though we are easing into this activity very slowly, any kind of unexpected event can occur that can result in great financial loss.

We are subject to counterparty risk whereby defaults by parties with whom we do business can have an adverse effect on our business, financial condition and/or operating results.

In our electronic brokerage business, our customer margin credit exposure is to a great extent mitigated by our policy of automatically evaluating each account throughout the trading day and closing out positions automatically for accounts that are found to be under-margined.  While this methodology is effective in most situations, it may not be effective in situations in which no liquid market exists for the relevant securities or commodities or in which, for any reason, automatic liquidation for certain accounts has been disabled.  If no liquid market exists or automatic liquidation has been disabled, we are subject to risks inherent in extending credit, especially during periods of rapidly declining markets.  Any loss or expense incurred due to defaults by our customers in failing to repay margin loans or to maintain adequate collateral for these loans would cause harm to our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our headquarters are located in Greenwich, Connecticut.  We lease approximately 70,000 square feet for our headquarters, which lease expires in the year 2014.  We also lease facilities in 11 other locations throughout parts of the world where we conduct our operations, which are located in Chicago, IL, expiring in 2017; Lake Forest, CA, expiring in 2012; Zug, Switzerland, expiring in 2008; Hong Kong, expiring in 2009; London, expiring in 2015; Sydney, Australia, expiring in 2009; Montreal, Canada, expiring in 2009; Budapest, Hungary, expiring in 2008; St. Petersburg, Russia, expiring in 2008; Tallinn, Estonia, expiring in 2009; and Washington D.C., currently month to month.  The lease with respect to the Washington D.C. location is expected to be renewed on a long-term basis.  Unless otherwise indicated, all properties are used by both our market making and electronic brokerage segments.  We believe our present facilities, together with our current options to extend lease terms, are adequate for our current needs.

The following table sets forth certain information with respect to our leased facilities:

Location	Space	Principal Usage
Greenwich, CT	70,027 sq. feet	Headquarters and data center
Chicago, IL	62,446 sq. feet	Office space and data center
Lake Forest, CA	22,168 sq. feet	Office space
Washington, D.C.	416 sq. feet	Office space
Montreal, Canada	4,668 sq. feet	Office space
London, United Kingdom	2,283 sq. feet	Office space and data center
Zug, Switzerland	19,590 sq. feet	Office space and data center
Sydney, Australia	1,313 sq. feet	Office space
Hong Kong	5,820 sq. feet	Office space and data center
Budapest, Hungary	970 sq. feet	Office space
St. Petersburg, Russia	2,552 sq. feet	Office space
Tallinn, Estonia	3,635 sq. feet	Office space

ITEM 3.  LEGAL PROCEEDINGS AND REGULATORY MATTERS

The securities industry is highly regulated and many aspects of our business involve substantial risk of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action suits that generally seek substantial damages, including in some cases punitive damages.  Compliance and trading problems that are reported to federal, state and provincial securities regulators, securities exchanges or other self-regulatory organizations by dissatisfied customers are investigated by such regulatory bodies, and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action.  We are also subject to periodic regulatory audits and inspections.

Like other securities brokerage firms, we have been named as a defendant in lawsuits and from time to time we have been threatened with, or named as a defendant in, arbitrations and administrative proceedings.  The following contains information regarding potentially material pending litigation and pending regulatory inquiries.  We may in the future become involved in additional litigation or regulatory proceedings in the ordinary course of our business, including litigation or regulatory proceedings that could be material to our business.

Potentially Material Pending Litigation

Nayab Class Action - On January 14, 2008, we were named as a defendant in a purported shareholder class action lawsuit alleging that we violated Sections 11 and 12(a)(2) of the Securities Act by issuing a registration statement and prospectus in connection with the IPO that contained false and misleading statements or omitted material facts concerning losses suffered by us in connection with trading in options of Altana AG on the German stock market.  A lead plaintiff was appointed on March 14, 2008, and an amended complaint was served on or about March 24, 2008.  The amended complaint adds our founder and chief executive officer, Thomas Peterffy, as a defendant.  The amended complaint asserts claims against us under Sections 11 and 12(a)(2) of the Securities Act, and against Mr. Peterffy under Sections 11 and 15 of the Securities Act, based on the allegations that the registration statement failed to disclose $25 million in trading losses in the first quarter of 2007 that resulted from unusually high volume in advance of certain corporate announcements as well as the alleged failure to disclose the losses in trading options of Altana AG.  Defendants believe the action is without merit and intend to defend themselves vigorously.  No assurance can be given that the outcome of the action will be favorable to us or that an adverse outcome would not be material.

Kevin Steele Matter - National Futures Association Complaint Against Interactive Brokers; Commodity Futures Trading Commission Inquiry; and Related Threatened Civil Litigation.

On May 25, 2005, the U.S. Commodity Futures Trading Commission filed a civil action, in the United States District Court for the Northern District of Illinois Eastern Division, against Kevin Steele, a former customer of Interactive Brokers LLC, for fraud and for failure to register as a commodity pool operator.  IB LLC was not a party to this action.  The CFTC alleged that Mr. Steele had solicited approximately $7.5 million in funds from more than 200 investors and was operating an unregistered commodity investment pool in an ordinary, individual investment account held in Steele’s name at IB LLC.  The CFTC alleged in its complaint against Mr. Steele that Mr. Steele had misrepresented the nature of his account with IB LLC when he opened the account and had made repeated misrepresentations to IB LLC personnel regarding the nature of the account.  The IB LLC account held in Mr. Steele’s name suffered substantial losses.

On July 17, 2007, IB LLC agreed to settle regulatory charges brought by the CFTC alleging that IB LLC failed to supervise diligently its compliance employees’ handling of Kevin Steele’s commodity trading account.  Without admitting or denying liability, IB LLC agreed to remit $175,000 in commissions it earned from Steele’s account to the Clerk of the Provincial Court of British Columbia for distribution to Mr. Steele’s clients.  On May 29, 2007, IB LLC had agreed to settle a parallel case brought by the National Futures Association regarding IB LLC’s handling of Mr. Steele’s account.  Without admitting or denying liability, IB LLC agreed to pay a $125,000 fine and volunteered to pay up to $325,000 into a restitution fund for the benefit of Steele’s clients.

 On November 9, 2007, IB LLC was named as a defendant in a complaint filed in the Circuit Court of Cook County, Illinois by a number of Mr. Steele’s clients.  The complaint seeks compensatory and punitive damages for plaintiffs alleged losses and sets forth various causes of action alleging that IB LLC employees were negligent and/or intentionally aided and abetted Mr. Steele’s fraud.  The case has been transferred to the United State District Court for the Northern District of Illinois.  We intend to defend this action vigorously.  No assurance can be given that the outcome of the action will be favorable to us or that an adverse outcome would not be material.

Pending Regulatory Inquiries

IB’s businesses are heavily regulated by state, federal and foreign regulatory agencies as well as numerous exchanges and self-regulatory organizations.  IB’s various companies are regulated under state securities laws, U.S. and foreign securities, commodities and financial services laws and under the rules of more than 25 exchanges and SROs.  In the current era of dramatically heightened regulatory scrutiny of financial institutions, IB has incurred sharply increased compliance costs, along with the industry as a whole.  Increased regulation also creates increased barriers to entry, however, and IB has built human and automated infrastructure to handle increased regulatory scrutiny, which provides IB an advantage over potential newcomers to the business.

IB receives hundreds of regulatory inquiries each year in addition to being subject to frequent regulatory examinations.  The great majority of these inquiries do not lead to fines or any further action against IB.  Most often, regulators do not inform IB as to when and if an inquiry has been concluded.  IB is currently the subject of regulatory inquiries regarding topics such as order audit trail reporting, trade reporting, short sales, market making obligations, anti-money laundering, business continuity planning and other topics of recent regulatory interest.  There are no formal regulatory enforcement actions pending against IB’s regulated entities, except as specifically disclosed herein and IB is unaware of any specific regulatory matter that, itself, or together with similar regulatory matters, would have a material impact on IB’s financial condition.  Nonetheless, in the current climate, we expect to pay significant regulatory fines on various topics on an ongoing basis, as other regulated financial services businesses do.  The amount of any fines, and when and if they will be incurred, is impossible to predict given the nature of the regulatory process.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 2007.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock began trading on the NASDAQ Global Select Market, under the symbol “IBKR,” on May 4, 2007.  Prior to that date there was no established public market for our common stock.  The following table shows the high and low sale prices for the periods indicated for the Company’s common stock, as reported by Bloomberg.

	Sales Price
2007	High	Low
May 4, 2007 through June 30, 2007	$34.25	$24.54
Third Quarter	$27.99	$21.00
Fourth Quarter	$33.36	$26.11
2008
January 1, 2008 through March 26, 2008	$35.93	$20.25

The closing price of our common stock on March 26, 2008, as reported by Bloomberg, was $26.87 per share.

Holders

On March 26, 2008, there were two holders of record, which does not reflect those shares held beneficially or those shares held in “street” name.  Accordingly, the number of beneficial owners of our common stock exceeds this number.

Dividends and Other Restrictions

No dividends have been paid on our common stock.  We have made no determination as to whether to pay any dividends on our common stock in the foreseeable future.  Restrictions contained in our loan agreements limit our ability to pay dividends on our common stock.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Securities Authorized for Issuance under Equity Compensation Plans

Refer to Part III, Item 12 of this Annual Report on Form 10-K for information regarding shares authorized for issuance under the Company’s equity compensation plans.

Stockholder Return Performance Graph

The following graph compares cumulative total stockholder return on our common stock, the S&P 500 Index and the NASDAQ Financial-100 Index from May 4, 2007 to December 31, 2007.  The comparison assumes $100 was invested on May 4, 2007 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes.  We have paid no dividends on our common stock.

(1)

The NASDAQ Financial-100 Index includes 100 of the largest domestic and international financial securities listed on The NASDAQ Stock Market based on market capitalization. They include companies classified according to the Industry Classification Benchmark as Financials, which are included within the NASDAQ Bank, NASDAQ Insurance, and NASDAQ Other Finance Indexes.

The stock performance depicted in the graph above is not to be relied upon as indicative of future performance.  The stock performance graph shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the same by reference, nor shall it be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulations 14A or 14C or to the liabilities of Section 18 of the Exchange Act.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables set forth selected historical consolidated financial and other data of IBG LLC as of and for the years ended December 31, 2003, 2004, 2005 and 2006.  The historical financial and other data of IBG, Inc. is presented for the year ended, and as of, December 31, 2007.

On May 3, 2007, IBG, Inc. priced its initial public offering of shares of Common Stock.  In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC, became the sole member for IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements.  The consolidated statement of income data for the periods presented reflect the consolidated operating results of IBG LLC and its subsidiaries prior to May 4, 2007 and reflect the consolidated operating results of IBG, Inc. and its subsidiaries from May 4, 2007 through December 31, 2007.  This represents 100% of the earnings prior to our IPO and actual earnings attributable to IBG, Inc. following the IPO.  The consolidated statement of financial condition data as of December 31, 2006 reflects the audited condensed consolidated statement of financial condition of IBG LLC and its subsidiaries, and the consolidated statement of financial condition data as of December 31, 2007 reflects the audited consolidated statement of financial condition of IBG and its subsidiaries.

For all periods presented, IBG LLC has operated in the United States as a limited liability company that was treated as a partnership for U.S. federal income tax purposes.  As a result, IBG LLC has not been subject to U.S. federal income taxes on its income; and historical results of operations prior to the IPO do not include Delaware franchise tax, minority interest, and federal and certain other state income taxes.  Such items are included in periods subsequent to May 3, 2007.

The following selected historical consolidated financial and other data should be read in conjunction with  “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in millions, except per share data)

Consolidated Statement of Income Data:
Revenues:
Trading gains	$888.1	$805.1	$640.4	$423.2	$488.4
Commissions and execution fees	261.1	174.4	132.1	112.0	93.0
Interest income	782.2	672.1	273.2	79.5	59.3
Other income	92.0	85.2	53.4	7.0	10.4

Total revenues	2,023.4	1,736.8	1,099.1	621.7	651.1

Interest expense	555.2	484.4	170.0	57.7	46.1

Total net revenues	1,468.2	1,252.4	929.1	564.0	605.0

Non-interest expenses:
Execution and clearing	335.7	313.3	215.0	152.5	127.3
Employee compensation and benefits	118.8	110.1	90.2	79.1	73.5
Occupancy, depreciation and amortization	26.5	22.7	20.4	16.4	13.7
Communications	14.9	12.6	10.4	9.0	7.5
General and administrative	40.7	32.1	23.8	17.0	18.2

Total non-interest expenses	536.6	490.8	359.8	274.0	240.2

Income before income taxes and minority interest	$931.6	$761.6	$569.3	$290.0	$364.8

ACTUAL: The following actual information relating to IBG LLC and IBG, Inc. is presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  See Note 4 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

	Actual	Actual	Actual	Actual	Actual

Income tax expense	63.0	27.4	33.8	19.6	19.9
Minority interest	(568.1)	0.0	0.0	0.0	0.0

Net income	$300.5	$734.2	$535.5	$270.4	$344.9

Earnings per share
Basic	$1.20
Diluted	$1.16

Weighted average common shares outstanding
Basic	40,153,606
Diluted	401,327,844

PRO FORMA: Certain pro forma information with respect to the periods described above is presented below.  Information for the years ended December 31, 2007 and 2006 is presented as if we had been a public company for the entire period.  For a full reconciliation between U.S. GAAP and pro forma presentations, see Part II, Item 8 “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

	Pro Forma (1)	Pro Forma (1)
Income tax expense (3),(4)	71.2	52.3
Minority interest (5)	(794.4)	(658.5)

Net income (2)(3)	$66.0	$50.6

Earnings per share (6)
Basic	$1.64	$1.26
Diluted	$1.59	$1.22

Weighted average common shares outstanding
Basic	40,142,474	40,142,196
Diluted	401,317,190	401,317,851

(1)                                  Pro forma earnings per share calculations (i) include the restricted shares of Common Stock that have been issued or are to be issued pursuant to the 2007 ROI Unit Stock Plan and issuance of restricted shares of Common Stock pursuant to the 2007 Stock Incentive Plan, but (ii) exclude shares of Common Stock that are issuable in the future pursuant to the 2007 Stock Incentive Plan.

(2)                                  Adjusted for to Delaware franchise taxes that will be payable, estimated at $0.165 million annually for the year ended December 31, 2006.  Delaware franchise is already reflected in the actual amounts for 2007.

(3)                                  The income tax adjustments of $25.2 million and $24.9 million for the years ended December 31, 2007 and 2006, respectively, represent the sum of the current income tax expense adjustment for this period and the deferred income tax expense adjustment for this period (referenced in footnote 4 below).

(4)                                  Additional deferred income tax expense will be $25.4 million annually, resulting from the straight-line amortization of the deferred tax asset of $380.8 million arising from the acquisition of the 10.0% member interest in IBG LLC (see footnote 3 above) over 15 years.

(5)                                  Adjusted for the approximate 89.7% interest in IBG LLC that IBG Holdings LLC holds arising from the Recapitalization and the IPO, including initial share issuances pursuant to employee equity incentive plans (see footnote 1 above).  The adjustments are equal to approximately 89.7% of total net income for the periods presented.

(6)                                  Basic pro forma earnings per share are calculated based on 40.1 million shares of Common Stock and 100 shares of Class B common stock being outstanding, including 0.1 million shares issued pursuant to the 2007 Stock Incentive Plan.  Diluted earnings per share are calculated based on an assumed purchase by us of all remaining IBG LLC membership interests held by IBG Holdings LLC and the issuance by us of 360 million shares of Common Stock, resulting in a total of 401.3 million shares deemed outstanding as of the beginning of each period.  There is no impact on earnings per share for such purchase and issuance because 100% of net income before minority interest would be available to common stockholders as IBG Holdings LLC would no longer hold a minority interest, and the full difference between the book and tax basis of IBG LLC’s assets would also be available for reducing income tax expense.  Therefore, the net income utilized to calculate diluted earnings per share would be $640 million and $491 million for the years ended December 31, 2007 and 2006, respectively.

Diluted weighted average common shares outstanding of 401.3 million shares also includes 1.2 million shares of Common Stock to be issued pursuant to the 2007 ROI Unit Stock Plan.  Shares of Common Stock to be issued in connection with the 2007 Stock Incentive Plan have been excluded from diluted weighted average common shares outstanding because such shares are non-dilutive.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in millions)

Cash, cash equivalents and short-term investments(1)	$5,789.3	$3,878.8	$2,741.9	$1,844.5	$1,390.8
Total assets (2)(3)	34,542.1	32,080.5	24,292.2	15,060.4	10,811.6
Total liabilities, excluding redeemable members’ interests and minority interest (3)	30,968.3	29,278.6	22,118.0	13,261.9	9,255.1
Redeemable members’ interests (4)		2,801.9	2,174.2	1,798.5	1,556.5
Minority interest	3,165.4
Stockholders’ equity	408.4

(1)                                  Cash, cash equivalents and short-term investments represent cash and cash equivalents, cash and securities segregated under federal and other regulations, short-term investments, U.S. and foreign government obligations and securities purchased under agreements to resell.

(2)                                  At December 31, 2007, approximately $34.02 billion, or 98.5%, of total assets were considered to be liquid and consisted primarily of marketable securities.

(3)                                  As a result of our acquisition from IBG Holdings LLC of IBG LLC membership interests, we received not only an interest in IBG LLC but also, for federal income tax purposes, a step-up to the federal income tax basis of the assets of IBG LLC underlying such additional interest.  This increased tax basis is expected to result in tax benefits as a result of increased amortization deductions.  We will retain 15% of the tax benefits actually realized.  As set forth in the tax receivable agreement we entered into with IBG Holdings LLC, we will pay the remaining 85% of the realized tax benefits relating to any applicable tax year to IBG Holdings LLC.  At December 31, 2007 the deferred tax asset was $369.7 million and the corresponding payable to IBG Holdings LLC was $323.7 million.

(4)                                  Redeemable members’ interests represent member interests in IBG LLC that are entitled to share in the consolidated profits and losses of IBG LLC.  IBG LLC is a private entity owned by the members holding such member interests.  As a private company, such amounts were classified historically as members’ capital.  For presentation purposes, IBG LLC has applied guidance within EITF D-98 which requires securities or equity interests of a company whose redemption is outside the control of the company to be classified outside of permanent capital in the statement of financial condition.  The member interests in IBG LLC can be redeemed by the members at book value at their option.  Because this redemption right is deemed to be outside the control of the company, IBG LLC has reclassified all members’ capital outside of permanent capital to redeemable members’ interests in the consolidated statement of financial condition.  Such reclassification was made to comply with EITF D-98 and the requirements of Regulation S-X of the Exchange Act.  Redeemable members’ interests include accumulated other comprehensive income.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes in Item 8, included elsewhere in this report.  In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Business Overview

We are an automated global electronic market maker and broker specializing in routing orders and executing and processing trades in securities, futures and foreign exchange instruments on more than 70 electronic exchanges and trading venues around the world.  Since our inception in 1977, we have focused on developing proprietary software to automate broker-dealer functions.  The advent of electronic exchanges in the last 17 years has provided us with the opportunity to integrate our software with an increasing number of exchanges and trading venues into one automatically functioning, computerized platform that requires minimal human intervention.

In connection with the IPO priced on May 3, 2007, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements.

Overview of Recapitalization Transactions and Our Organizational Structure

Prior to the IPO, we had historically conducted our business through a limited liability company structure.  Our primary assets are our ownership of approximately 10.3% of the membership interests of IBG LLC, the current holding company for our businesses, and our controlling interest and related contractual rights as the sole managing member of IBG LLC.  The remaining approximately 89.7% of IBG LLC membership interests are held by IBG Holdings LLC, a holding company is owned by our founder, Chairman and Chief Executive Officer, Thomas Peterffy, and his affiliates, management and other employees of IBG LLC, and certain other members.  The IBG LLC membership interests held by IBG Holdings LLC will be subject to purchase by us over time in connection with offerings by us of shares of our common stock.

Business Segments

The Company reports its results in two business segments, market making and electronic brokerage.  These segments are analyzed separately as we derive our revenues from these two principal business activities as well as allocate resources and assess performance.

•                  Market Making.  We conduct our market making business through our TH subsidiaries.  As one of the largest market makers on many of the world’s leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of approximately 420,000 tradable, exchange-listed products.  As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought  and the price received when those securities are sold.  Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time.  Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, thus minimizing the risk of our portfolio at all times.  This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios.

•                  Electronic Brokerage.  We conduct our electronic brokerage business through our IB subsidiaries.  As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers.  Capitalizing on the technology originally developed for our market making business, IB’s systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account.  We offer our customers access to all classes of tradable, exchange-listed products, including stocks, bonds, options, futures and forex, traded on more than 60 exchanges and market centers and in 16 countries around the world seamlessly.

Financial Overview

Diluted earnings per share were $1.16 for the period from May 4, 2007 through December 31, 2007.  The calculation of diluted earnings per share is detailed in Note 4, “Initial Public Offering and Recapitalization,” to the audited consolidated financial statements, in Part II, Item 8 of this Annual Report on Form 10-K.  Pro forma diluted earnings per share, calculated as if the company had been public for the duration of each period, were $1.59 and $1.22 for the years ended December 31, 2007 and 2006, respectively.  The calculation of pro forma diluted earnings per share is detailed in Part II, Item 6, “Selected Financial Data” of this Annual Report on Form 10-K.

For the year ended December 31, 2007, our net revenues were $1,468.2 million and income before income taxes and minority interest was $931.6 million, compared to net revenues of $1,252.4 million and income before income taxes of $761.6 million for 2006.  Trading gains increased 10% in 2007, compared to the same period last year and commissions and execution fees grew by 50% for the same time period, while net interest income grew 21%.  Our pre-tax margin for the year ended December 31, 2007 was 63%, compared to 61% for 2006.

During the year ended December 31, 2007, income before income taxes in our market making segment increased 9%, compared with the same period in 2006.  A moderate increase in trading gains was driven by a robust trading environment in the third and fourth quarters, when volume and volatility in the markets presented our automated trading system with more opportunities to trade; although, this was offset, in part, by heavy options activity in advance of certain corporate announcements in the first two quarters of 2007.  Pre-tax margin was relatively steady at 70% in 2007 compared to 69% in 2006.  Our strong capital position, which allows us to maintain more than $1 billion of excess regulatory capital, together with committed standby financing facilities, allowed us to make markets continuously during the period of constrained liquidity in the third quarter.

During the year ended December 31, 2007, income before income taxes in our electronic brokerage segment grew 101% compared to the same period in 2006, reflecting higher revenues from commissions and execution fees and growth in net interest income.  Pre-tax margin increased from 33% to 47% in the same time periods.  The increase in commissions and execution fees was related to strong growth in transaction volume and customer accounts.  Total Daily Average Revenue Trades (“DARTs”) for cleared and execution-only customers increased 35% to 265,000 during the year ended December 31, 2007, compared to 196,000 during the year ended December 31, 2006.  The increase in net interest was driven by the growth in customer balances and fully-secured margin loans.

Market making, by its nature, does not produce predictable earnings.  Our results in any given period may be materially affected by volumes in the global financial markets, the level of competition and other factors.  Electronic brokerage is more predictable, but it is dependent on customer activity, growth in customer accounts and assets, interest rates and other factors.  For a further discussion of the factors, that may affect our future operating results, please see the description of risk factors in Part I, Item 1A of this Annual Report on Form 10-K.

                The following two tables present net revenues and income before income taxes for each of our business segments for the periods indicated.

                                                Net revenues of each of our business segments and our total net revenues are summarized below:

	Year Ended December 31,
	2007	2006	2005
	(in millions)

Market making	$1,031.2	$954.7	$738.5
Electronic brokerage	425.2	298.4	185.3
Corporate (1)	11.8	(0.7)	5.3
Total	$1,468.2	$1,252.4	$929.1

(1)                                  Corporate includes corporate related activities as well as inter-segment eliminations.

                                                Income before income taxes of each of our business segments and our total income before income taxes are summarized below:

	Year Ended December 31,
	2007	2006	2005
	(in millions)

Market making	$719.8	$662.8	$505.2
Electronic brokerage	197.9	98.6	59.3
Corporate (1)	13.9	0.2	4.8
Total	$931.6	$761.6	$569.3

(1)                                  Corporate includes corporate related activities as well as inter-segment eliminations.

Revenue

                                                Trading Gains

                                                Our revenue base is comprised largely of trading gains generated in the normal course of market making.  Trading revenues are, in general, proportional to the trading activity in the markets.  Our revenue base is highly diversified and comprised of millions of relatively small individual trades of various financial products traded on electronic exchanges, primarily stocks, options and futures.  Trading gains accounted for approximately 44%, 46% and 58% of our total revenues for the years ended December 31, 2007, 2006 and 2005, respectively.  Trading gains also include translation gains and losses on cash and positions in foreign currency held primarily by our foreign market making subsidiaries as well as revenues from net dividends.  Market making activities require us to hold a substantial inventory of equity securities.  We derive significant revenues in the form of dividend income from these equity securities.  This dividend income is largely offset by dividend expense incurred when we make significant payments in lieu of dividends on short positions in securities in our portfolio.  Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record.  When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase the stock after the dividend date.  Hence, the apparent gains and losses due to these price changes must be taken together with the dividends paid and received, respectively, in order to accurately reflect the results of our market making operations.

                                                Our trading gains are geographically diversified.  In 2007, 2006 and 2005, we generated 41%, 25% and 40%, respectively, of our trading gains from operations conducted internationally.  The increase in U.S. trading gains, as a proportion of total trading gains, during the year ended December 31, 2006, as compared to the prior year period, was primarily due to a 58% increase in U.S. trading gains, accompanied by level trading gains and foreign currency translation losses of our European market making subsidiary.

                                                Commissions and Execution Fees

                                                We earn commissions and execution fees from our cleared customers for whom we act as executing and clearing brokers and from our non-cleared customers for whom we act as an executing broker only.  During 2005, we introduced a new commission structure that allows customers to choose between an all-inclusive “bundled” rate or an “unbundled” rate that has lower commissions for high volume customers.  For “unbundled” commissions, we charge regulatory and exchange fees, at our cost, separately from our commissions, adding transparency to our fee structure.  Commissions and execution fees accounted for 13%, 10% and 12% of our total revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

                                                Interest Income and Interest Expense

                                                We earn interest on customer funds segregated in safekeeping accounts; on customer borrowings on margin, secured by marketable securities these customers hold with us; from our investment in government treasury securities; from borrowing securities in the general course of our market making and brokerage activities, and on bank balances.  Interest income accounted for 39%, 39% and 25% of total revenues for the years ended December 31, 2007, 2006 and 2005, respectively.  Interest income is partially offset by interest expense.

                                                We pay interest on cash balances customers hold with us; for cash received from lending securities in the general course of our market making and brokerage activities; and on our borrowings.  Interest expense was 27%, 28% and 15% of total revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

                                                In 2005, we began to automate and integrate our securities lending system with our trading system.  As a result, we have been able to expand our securities lending activity and our net interest income (interest income less interest expense).  Our net interest income accounted for approximately 15%, 15% and 11% of our total net revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

                                                Other Income

                                                Other income consists primarily of payment for order flow income, mark-to-market gains on non-traded securities (primarily investments in exchanges) and market data fee income.  Our other income accounted for approximately 5% of our total revenues for each of the years ended December 31, 2007, 2006 and 2005.

Costs and Expenses

                                                Execution and Clearing Expenses

                                                Our largest single expense category is execution and clearing expenses, which includes the costs of executing and clearing our market making and electronic brokerage trades, as well as other direct expenses, including payment for order flow, regulatory fees and market data fees.  Execution fees are paid primarily to electronic exchanges and market centers on which we trade.  Clearing fees are paid to clearing houses and clearing agents.  Payments for order flow are made as part of exchange-mandated programs and to otherwise attract order volume to our system.  Market data fees are fees that we must pay to third parties to receive streaming quotes and related information.

                                                Employee Compensation and Benefits

                                                Employee compensation and benefits includes salaries, bonuses, group insurance, contributions to benefit programs and other related employee costs.

                                                Occupancy, Depreciation and Amortization

                                                Occupancy expense consists primarily of rental payments on office leases and related occupancy costs, such as utilities.  Depreciation and amortization expense results from the depreciation of fixed assets such as computing and communications hardware as well as amortization of leasehold improvements and capitalized in-house software development.

                                                Communications

                                                Communications expense consists primarily of the cost of voice and data telecommunications lines supporting our business including connectivity to exchanges around the world.

                                                General and Administrative

                                                Expenses in this category are primarily incurred for professional services, such as legal and audit work, and other operating expenses such as advertising and exchange membership lease expenses.  As a public company since May 4, 2007, we are incurring additional costs for external services such as legal, accounting and auditing.

                                                In addition, as a public company, we are subject to the requirements of the Sarbanes-Oxley Act of 2002, which we expect will require us to incur significant expenditures in the near term to develop systems and hire and train personnel to comply with these requirements.

                                                Income Tax Expense

                                                Historically, our business was operated through a limited liability company that was not subject to U.S. federal and certain state income taxes; our income tax expense consisted primarily of corporate subsidiary taxes, and our net income did not reflect cash distributions to IBG LLC’s members to pay their taxes related to their proportionate shares of our net income.  Those distributions reduced IBG LLC’s members’ capital.  After the IPO, we became subject to taxes applicable to “C” corporations.  As a corporation, we are required to pay U.S.  federal, state and local income taxes on our taxable income, which is proportional to the percentage of IBG LLC owned by IBG.  Our subsidiaries will continue to be subject to income tax in the respective jurisdictions in which they operate.

Minority Interest

                                                We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and consolidate IBG LLC’s financial results into our financial statements.  We hold approximately 10.3% ownership interest in IBG LLC.  IBG Holdings LLC is owned by the original members of IBG LLC and holds approximately 89.7% ownership interest in IBG LLC.  We reflect IBG Holdings LLC’s ownership as a minority interest in our statement of financial condition and statement of income.  Our historical results are those of IBG LLC, as our predecessor company.  As a result, our net income, after excluding IBG Holdings LLC’s minority interest, represents approximately 10.3% of IBG LLC’s net income and similarly, outstanding shares of our common stock represent approximately 10.3% of the outstanding membership interests of IBG LLC.

Certain Trends and Uncertainties

                                                We believe that our continuing operations may be favorably or unfavorably impacted by the following trends that may affect our financial condition and results of operations.

•                  Over the past several years, the effects of market structure changes, competition and market conditions have, during certain periods, exerted downward pressure on bid/offer spreads realized by market makers.

•                  Retail broker-dealer participation in the equity markets has fluctuated over the past few years due to investor sentiment, market conditions and a variety of other factors.  Retail transaction volumes may not be sustainable and are not predictable.

•                  In recent years, in an effort to improve the quality of their executions as well as increase efficiencies, market makers have increased the level of automation within their operations, which may allow them to compete more effectively with us.

•                  There has been increased scrutiny of equity and option market makers, hedge funds and soft dollar practices by the regulatory and legislative authorities.  New legislation or modifications to existing regulations and rules could occur in the future.

•                  There has been consolidation among market centers over the past few years, which may adversely affect the value of our smart routing software.

                                                See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of other risks that may affect our financial condition and results of operations.

Business Environment

In the year ended December 31, 2007, we observed high volume combined with high volatility in the equity and derivatives markets brought about by turmoil in the credit markets.  Liquidity tightening that began in the third quarter presented a challenging environment for broker-dealers.  One side effect, a divergence between the U.S. dollar LIBOR and Fed Funds interest rates, created challenges for brokers in managing their interest earned and interest paid to customers.

According to data compiled by the FIA and based on data received from exchanges worldwide, volumes in exchange-listed equity-based options increased by approximately 36% globally and 41% in the U.S. during the year ended December 31, 2007, compared to the same period in 2006.  This is a continuation of a trend we have observed over the past seven years, and we believe that as the “equity culture” spreads around the world this trend is likely to continue.  We have also observed a rise in certain types of options activity that are driven by non-trading strategies.  One such strategy results in spikes in trading volume prior to ex-dividend dates that would appear to be overstating the exchange-reported volumes, especially in the United States.  Such activity does not represent trades with which other market participants, including market makers and customers, can interact.  We cannot estimate the impact this activity has on overall trading volumes.

In February 2007, the SEC introduced a penny pricing pilot program for 13 classes of options.  Options in the pilot program trade in minimum price increments of one cent, rather than the five and ten cent increments quoted in other options classes.  Overall, the results of the pilot were favorable to our business, which we believe is a reflection of our ability to compete at narrower bid/offer spreads.  The penny pricing pilot has been considered a success by the SEC.  On September 28, 2007, the pilot grew to cover classes representing approximately 35% of industry trading volume with the addition of 22 option classes.  The additional names are quoted in pennies for options under $3.00 and nickels for options above $3.00.  By March 28, 2008, penny pricing will be extended to 63 options classes that account for over 50% of U.S. options volume.

According to data compiled by the FIA and based on data received from exchanges worldwide, in 2007 we accounted for approximately 14.1% of the exchange-listed equity options volume traded worldwide and approximately 18.3% of exchange-listed equity options volume traded in the U.S.  This compares to approximately 15.9% of the exchange-listed equity options volume traded worldwide and approximately 21.4% of the exchange-listed equity options volume traded in the U.S. in 2006.  In addition to an increase in volume driven by non-trading strategies described above, the decline in our market share can be attributed to several strategic changes we made in market making.  Early in the year, we reduced the amount of liquidity we provide as a defense against traders who front run corporate news based on insider information.  Late in the year, we took similar action out of our concern for the heightened risk of a clearing member default.  We believe these were prudent actions, consistent with our risk-averse philosophy.

Results of Operations

The tables in the period comparisons below provide summaries of our revenues and expenses.  The period-to-period comparisons below of financial results are not necessarily indicative of future results.  Historical results of operations are reported as a limited liability company until the IPO and do not include Delaware franchise tax, minority interest, and federal and certain state income taxes.  Such items are included in subsequent periods.  Therefore the historical results for periods prior to the IPO and subsequent thereto are not comparable.  For pro forma comparison calculated as if the Company had been a public company for the duration of each year ending December 31, 2006 and 2007 see Part I, Item 6 “Selected Financial Data,” of this Annual Report on Form 10-K.

The following table sets forth our consolidated results of operations for the indicated periods:

	Year Ended December 31,
	2007	2006	2005
	(in millions)

Revenues:
Trading gains	$888.1	$805.1	$640.4
Commissions and execution fees	261.1	174.4	132.1
Interest income	782.2	672.1	273.2
Other income	92.0	85.2	53.4

Total revenues	2,023.4	1,736.8	1,099.1

Interest expense	555.2	484.4	170.0

Total net revenues	1,468.2	1,252.4	929.1

Non-interest expenses:
Execution and clearing	335.7	313.3	215.0
Employee compensation and benefits	118.8	110.1	90.2
Occupancy, depreciation and amortization	26.5	22.7	20.4
Communications	14.9	12.6	10.4
General and administrative	40.7	32.1	23.8

Total non-interest expenses	536.6	490.8	359.8

Income before income taxes and minority interest	931.6	761.6	569.3

Income tax expense	63.0	27.4	33.8
Minority interest	(568.1)	0.0	0.0

Net income (1)	$300.5	$734.2	$535.5

(1)          For calculation of 2007 net income see Note 4 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.  For pro forma comparison calculated as if the company had been public for the duration of each year ending December 31, 2006 and 2007 see Part I, Item 6 “Selected Financial Data,” of this Annual Report on Form 10-K.

                The following table sets forth our consolidated results of operations as a percent of our total revenues for the indicated periods:

	Year Ended December 31,
	2007	2006	2005

Revenues:
Trading gains	43.9%	46.4%	58.3%
Commissions and execution fees	12.9%	10.0%	12.0%
Interest income	38.7%	38.7%	24.9%
Other income	4.5%	4.9%	4.8%

Total revenues	100.0%	100.0%	100.0%

Interest expense	27.4%	27.9%	15.5%

Total net revenues	72.6%	72.1%	84.5%

Non-interest expenses:
Execution and clearing	16.6%	18.0%	19.5%
Employee compensation and benefits	5.9%	6.3%	8.2%
Occupancy, depreciation and amortization	1.3%	1.3%	1.9%
Communications	0.7%	0.8%	0.9%
General and administrative	2.0%	1.9%	2.2%

Total non-interest expenses	26.5%	28.3%	32.7%

Income before income taxes and minority interest	46.0%	43.8%	51.8%

Income tax expense	3.1%	1.6%	3.1%
Minority interest	28.1%	0.0%	0.0%

Net income	14.9%	42.2%	48.7%

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net Revenues

Total net revenues increased $215.8 million, or 17%, to $1,468.2 million for the year ended December 31, 2007 from $1,252.4 million for the year ended December 31, 2006.  Trading volume is the most important driver of revenues and costs for both our market making and electronic brokerage segments.  Based on data published by the FIA and options exchanges worldwide, global equity options volume increased by approximately 36.4%, as compared to 2006.  For the year ended December 31, 2007, equity option contracts executed by our subsidiaries increased by 109.5 million, or 19%, to 673.1 million contracts from 563.6 million contracts for the year ended December 31, 2006.

Trading Gains.  Trading gains increased $83.0 million, or 10%, to $888.1 million for the year ended December 31, 2007 from $805.1 million for the year ended December 31, 2006.  During the year ended December 31, 2007, our market making operations executed 99.1 million trades, a 50% increase over the 66.0 million trades executed during the year ended December 31, 2006.  The second half of the year was marked by high market volumes combined with high volatility, which allowed us to leverage our automated trading systems.  In contrast, trading gains during the first half of the year were negatively affected by an unusual, non-recurring loss and by unexpectedly heavy options activity in advance of certain corporate announcements.  The latter has a negative impact because, when we trade with others who have different information than we do, we may accumulate unfavorable positions preceding large price movements in the stocks of companies that announce corporate actions.

We maintain a portion of our capital in foreign currencies.  In the second half of 2007, we observed broad based gains in the value of foreign currencies measured in U.S. dollars.  Translation gains of $43.3 million were recognized in the year ended December 31, 2007 on foreign currency balances held primarily by our European subsidiaries, compared to translation losses of $47.1 million, for the year ended December 31, 2006.  A discussion of our approach to managing foreign currency exposure is contained in Part II,  Item 7A of this Annual Report on Form 10-K entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Commissions and Execution Fees.  Commissions and execution fees increased $86.7 million, or 50%, to $261.1 million for the year ended December 31, 2007, as compared to $174.4 million for the year ended December 31, 2006.  This increase was primarily due to higher customer trading volume on an expanded customer base.  Total DARTs for cleared and execution-only customers increased 35%, to 265,000 during the year ended December 31, 2007, compared to 196,000 during the year ended December 31, 2006.  DARTs for cleared customers, a subset that refers to those customers for whom we execute trades as well as clear and carry positions, increased 38% to 217,000, during the year ended December 31, 2007, compared to 157,000 during the year ended December 31, 2006.  The number of customer accounts grew by 24% to approximately 95,000 at December 31, 2007, compared to approximately 77,000 at December 31, 2006.  Average commission per DART for cleared customers increased by $0.32, or 8%, to $4.57 for the year ended December 31, 2007, as compared to $4.25 for the year ended December 31, 2006, primarily due to larger average trades from our cleared customers.

Interest Income and Interest Expense.  Net interest income increased $39.3 million, or 21%, to $227.0 million for the year ended December 31, 2007, as compared to the year ended December 31, 2006.  Growth in net interest income was primarily attributable to higher net interest from securities lending and increases in net customer cash and margin balances in addition to a higher capital base in the business.  Net interest income from market making, which accounted for 65% of total net interest income, grew to $148.2 million during the year ended December 31, 2007, an increase of 15% for the year ended December 31, 2006.  This was driven by the continuing integration of our market making systems with our securities lending systems, which allow us to maintain a profitable interest rate spread despite reduced positions.  Average securities borrowed decreased by 18%, to $8.70 billion, and average securities loaned decreased 29%, to $5.56 billion, for the year ended December 31, 2007.  These decreases reflect a reduction in stock positions held by our market making units and the increase in our equity capital, which reduced the need to finance positions through securities lending.  Customer cash balances increased by 96%, to $7.63 billion, and customer fully secured margin borrowings increased 125%, to $1.91 billion, at December 31, 2007, as compared to $3.90 billion and $0.85 billion, respectively, at December 31, 2006.  Customer cash balances at December 31, 2007 include approximately $0.86 billion from director and officer account balances.  In the third quarter, due to credit tightening in the market, the differential between the U.S. dollar LIBOR and Fed Funds interest rates widened.  On September 1, 2007 we changed our benchmark interest rate for interest on U.S. dollar customer balances from the overnight U.S. dollar LIBOR rate to the Fed Funds effective rate in order to better match rates paid to customers with rates earned on our investments of customer funds.  We also shortened the target maturity on our investments of customer funds for this purpose.  Net interest earned from customers’ cash balances and fully secured margin balances for the year ended December 31, 2007 increased $29.8 million, or 55%, to $83.7 million, as compared to the same period in 2006.

Other Income.  Other income for the year ended December 31, 2007 increased $6.8 million, or 8%, to $92.0 million as compared to the year ended December 31, 2006.  The increase was primarily attributable to a $3.7 million increase in rebates from market centers for liquidity provided by our U.S. market making unit.  Increases in market data fee income and payment for order flow income, which grew $3.5 million and $1.5 million, respectively, also contributed to the increase.  These increases were partially offset by a $3.0 million decrease in mark-to-market gains on non-trading securities, which primarily represents investments in exchanges.  Payment for order flow income was partially offset by payment for order flow expense to our customers, as described below under “Non-Interest Expenses—Execution and Clearing.”

Non-Interest Expenses

Non-interest expenses increased by $45.8 million, or 9%, to $536.6 million for the year ended December 31, 2007, from $490.8 million during the year ended December 31, 2006.  Execution and clearing expenses comprised 63% and employee compensation and benefits were 22% of non-interest expenses.  As a percentage of total net revenues, non-interest expenses fell to 37% for the year ended December 31, 2007 from 39% for the same period in 2006.

Execution and Clearing.  Execution and clearing expenses increased $22.4 million, or 7%, to $335.7 million for the year ended December 31, 2007, as compared to $313.3 million in the year ended December 31, 2006, attributable to increases in trading volume.  Payments for order flow, a component of execution and clearing costs decreased $14.4 million, or 27%, to $39.8 million for the year ended December 31, 2007, as compared to the year ended December 31, 2006.  The decrease was attributable to discontinued servicing, which took place at the end of the second quarter, of certain non-cleared institutional customers who received payment for order flow.  This had a positive impact on our operating margins in the year ended December 31, 2007.  Payment for order flow expense was offset by payment for order flow revenue received from U.S. options exchanges, as described above under “Net Revenues—Other Income.”

Employee Compensation and Benefits.  Employee compensation and benefits expenses increased by $8.7 million, or

8%, to $118.8 million for the year ended December 31, 2007, as compared to $110.1 million, for the year ended December 31, 2006.  This increase was primarily due to a 15% growth in the number of employees to 609 at December 31, 2007 (excluding employees of FutureTrade Technologies, LLC) from 532 as of December 31, 2006, and increased employee benefits costs.  Following our acquisition of FutureTrade Technologies, LLC in December 2007, our total staff count increased by 66, which had little impact on our compensation expenses for the year ended December 31, 2007.  As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff.  As a percentage of total net revenues, employee compensation and benefits expenses were 8% and 9% for the years ended December 31, 2007 and 2006, respectively.

                Occupancy, Depreciation and Amortization.  Occupancy, depreciation and amortization expenses increased $3.8 million, or 17%, to $26.5 million for the year ended December 31, 2007 from $22.7 million for the year ended December 31, 2006 primarily due to increased office rent expenses for additional office space.  As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 2% for each of the years ended December 31, 2007 and 2006.

                Communications.  Communications expenses increased $2.3 million, or 18%, to $14.9 million for the year ended December 31, 2007 from $12.6 million for the year ended December 31, 2006.  This increase was driven by additional telecommunications bandwidth required to support increased trading volume at electronic exchanges and the expansion in the number of markets in which IBG LLC operates.  As a percentage of total net revenues, communications expenses were 1% for each of the years ended December 31, 2007 and 2006.

                General and Administrative.  General and administrative expenses increased $8.6 million, or 27% to $40.7 million for the year ended December 31, 2007 as compared to $32.1 million for the year ended December 31, 2006, primarily attributable to increased professional fees related to our IPO and public company status.

Income Tax Expense.  IBG LLC historically operated in the United States as a limited liability company that was treated as a partnership for U.S. federal income tax purposes.  Accordingly, the IBG LLC’s income was not subject to U.S. federal income taxes.  Subsequent to the IPO, income taxes have been provided for our proportionate share of the IBG LLC’s income that is subject to federal and state income taxes.  As a result, income tax expense increased $35.6 million, or 130%, to $63.0 million for the year ended December 31, 2007, as compared to $27.4 million for the year ended December 31, 2006.

Net Income.  Net income for the year ended December 31, 2007 was $300.5 million.  This represents 100% of the earnings prior to our IPO and actual earnings attributable to IBG, Inc. following the IPO.  As a result of our IPO, we recognized $568.1 million in minority interest expense in 2007.  Net income excluding minority interest increased $134.4 million or 18% to $868.6 million for the year ended December 31, 2007, as compared to $734.2 million for the year ended December 31, 2006.  Net income excluding minority interest as a percentage of net revenues was 59% for each of the years ended December 31, 2007 and 2006.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net Revenues

                Total net revenues increased $323.3 million, or 35%, to $1,252.4 million for the year ended December 31, 2006 from $929.1 million for the year ended December 31, 2005.  Trading volume is the most important driver of revenues and costs for both market making and electronic brokerage.  To some extent, our trading volume is a function of the general level of activity in the securities and futures markets worldwide.  This is especially true in products such as equity options where we hold a large market share.  Based on data published by the FIA, global equity options volume increased 20% in 2006 from 2005.  For the year ended December 31, 2006, total trades executed by our subsidiaries increased by 33.9 million, or 35%, to 130.1 million trades from 96.2 million trades for the year ended December 31, 2005.

                Trading Gains.  Trading gains increased $164.7 million, or 26%, to $805.1 million for the year ended December 31, 2006 from $640.4 million for the year ended December 31, 2005.  The increase was primarily due to expansion in the number of securities products traded and increased trading volumes across the markets and exchanges on which our market making units traded.  During the year ended December 31, 2006, our market making operations executed 66.0 million trades compared to 54.0 million trades during the year ended December 31, 2005, an increase of 22%.  For the year ended December 31, 2006, we incurred translation losses of $47.1 million on foreign currency balances held primarily by our European subsidiaries, as compared to translation gains of $43.9 million for the year ended December 31, 2005.

                Commissions and Execution Fees.  Commissions and execution fees increased $42.3 million, or 32%, to $174.4 million for the year ended December 31, 2006 from $132.1 million for the year ended December 31, 2005.  This increase was primarily due to higher customer trading volume on an expanded customer base, partially offset by a reduction in customer commission rates implemented in November 2005.  Total DARTs for cleared and execution-only customers increased 47% to 196,000 during the year ended December 31, 2006, compared to 133,000 during the year ended December 31, 2005.  DARTs for cleared customers, a subset that refers to those customers for whom we execute trades and also clear and carry positions, increased 41% to 157,000 during the year ended December 31, 2006 compared to 111,000 during the year ended December 31, 2005.  The number of customer accounts grew by 22% to approximately 77,000 in the year ended December 31, 2006.  Average commission per trade for cleared customers decreased by $0.29, or 6%, to $4.25 for the year ended December 31, 2006 from $4.54 for the year ended December 31, 2005, due to lower commission rates we instituted in November 2005 in order to continue to provide cost-efficient executions to our customers.  Based on 2006 volume, the reduction in commission rates would have resulted in a decrease in revenues of approximately $11.6 million; however, we experienced a 22% increase in DARTs for cleared customers in the quarter following the introduction of lower commission rates and a 41% increase in DARTs for cleared customers in the year ended December 31, 2006 from 2005.  Our execution-only customers generated $7.5 million in execution fees in the year ended December 31, 2006.  In addition to the execution fees we collect from certain execution-only customers, we receive payment for customer orders from U.S. options exchanges (see below under “Other Income”) and our U.S. market making unit is able to execute a portion of these customer orders when it is providing the best available price, i.e., the national best bid or offer (NBBO).

                Interest Income and Interest Expense.  Net interest income increased $84.5 million, or 82%, to $187.7 million for the year ended December 31, 2006 from $103.2 million for the year ended December 31, 2005.  Growth in net interest income was primarily attributable to higher interest rates, increases in net customer cash and margin balances and higher net interest from securities lending, resulting from the integration of our securities lending and trading systems, which commenced during 2005.  As an example, the U.S. dollar average overnight LIBOR (the London Interbank Offered Rates, which serve as benchmark interest rates for most major currencies) for the year ended December 31, 2006 increased 52% to 5.0%, from 3.3% for the year ended December 31, 2005.  Customer cash balances increased by 62%, to $3.9 billion, and customer fully secured margin borrowings increased 94%, to $846.7 million, at December 31, 2006 from $2.4 billion and $436.0 million, respectively, at December 31, 2005.  During this period we also adopted new investment policy guidelines that enabled us to match more accurately the average maturities on investments of customer funds to the short-term rates paid to customers.  As a result, net interest earned from customers’ cash balances and fully secured margin balances increased $20.6 million, or 227%, to $29.7 million for the year ended December 31, 2006 from $9.1 million for the year ended December 31, 2005.  Securities borrowed increased by 18%, to $10.5 billion, and securities loaned increased by 31%, to $8.0 billion, at December 31, 2006 from December 31, 2005.  These increases reflect the growth in stock positions held by our market making units and the growth in short stock positions carried in customer accounts.  Net interest earned from stock borrowing and lending activities increased $70.2 million, or 82%, to $155.3 million for the year ended December 31, 2006 from $85.1 million for the year ended December 31, 2005.  During the same period, the growth in IBG LLC’s capital to $2.8 billion at December 31, 2006 from $2.2 billion at December 31, 2005, combined with higher interest rates, also contributed to the increase in interest income.

                Other Income.  Other income increased $31.8 million, or 60%, to $85.2 million for the year ended December 31, 2006 from $53.4 million for the year ended December 31, 2005.  This increase was primarily attributable to an increase of $40.2 million, to $60.2 million in payment for order flow income, which was partially offset by a decrease of $9.2 million, to $6.5 million, in mark-to-market gains on non-trading securities, primarily investments in exchanges.  The higher payment for order flow income was driven by increased trading volume by customers in U.S. options contracts and increased payment per contract from U.S. options exchanges that administered payment for order flow programs.  The number of options contracts executed by our customers increased by 89% in the year ended December 31, 2006 as compared to the year ended December 31, 2005.  Beginning in October 2005, the largest U.S. options exchanges by volume (the Chicago Board Options Exchange, the International Securities Exchange and the Philadelphia Stock Exchange) began to implement new, SEC-approved payment for order flow programs that pay $0.65 to $0.75 per qualified contract, generally into a pool that is available to pay the brokers providing the order flow.  This has resulted in increased payment for order flow income at our U.S. electronic brokerage unit.  This income was partially offset by payment for order flow expense to our customers, as described below under “Non-Interest Expenses—Execution and Clearing.” Net income from payment for order flow was $6.0 million for the year ended December 31, 2006, versus a net loss of $13.6 million for the year ended December 31, 2005.

Non-Interest Expenses

                Non-interest expenses increased by $131.0 million, or 36%, to $490.8 million for the year ended December 31, 2006 from $359.8 million for the year ended December 31, 2005.  As a percentage of total net revenues, non-interest expenses were 39% for each of the years ended December 31, 2006 and 2005.

                Execution and Clearing.  Execution and clearing expenses increased $98.3 million, or 46%, to $313.3 million for the year ended December 31, 2006 from $215.0 million for the year ended December 31, 2005, primarily due to increased trading volume.  These variable costs are our largest expense category, representing 64% and 60% of total non-interest expenses for the year ended December 31, 2006 and 2005, respectively.  Payments for order flow, a component of execution and clearing costs, increased $20.6 million, or 61%, to $54.2 million for the year ended December 31, 2006 from $33.6 million for the year ended December 31, 2005.  The growth of payment for order flow expense in our electronic brokerage unit was primarily a result of our aggressive marketing of the IB SmartRoutingSM system to new institutional customers, combined with incentive payments to these customers for options orders routed through IB LLC.  This expense was offset by payment for order flow revenue received from U.S. options exchanges, as described above under “Net Revenues—Other Income.” As a percentage of total net revenues, execution and clearing expenses were 25% and 23% for the years ended December 31, 2006 and 2005, respectively.

                Employee Compensation and Benefits.  Employee compensation and benefits expenses increased by $19.9 million, or 22%, to $110.1 million for the year ended December 31, 2006 from $90.2 million for the year ended December 31, 2005.  This increase is primarily due to an 11% increase in the number of employees to 532 as of December 31, 2006 from 478 as of December 31, 2005, increased expenses for bonuses and ROI Units granted to employees due to higher IBG LLC earnings.  As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff of highly compensated professionals.  As a percentage of total net revenues, employee compensation and benefits expenses were 9% and 10% for the years ended December 31, 2006 and 2005, respectively.

                Occupancy, Depreciation and Amortization.  Occupancy, depreciation and amortization expenses increased $2.3 million, or 11%, to $22.7 million for the year ended December 31, 2006 from $20.4 million for the year ended December 31, 2005 primarily due to increased office rent expenses for additional office space.  As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 2% for each of the years ended December 31, 2006 and 2005.

                Communications.  Communications expenses increased $2.2 million, or 21%, to $12.6 million for the year ended December 31, 2006 from $10.4 million for the year ended December 31, 2005.  This increase was driven by additional telecommunications bandwidth required to support increased trading volume at electronic exchanges and the expansion in the number of markets in which IBG LLC operates.  As a percentage of total net revenues, communications expenses were 1% for each of the years ended December 31, 2006 and 2005.

                General and Administrative.  General and administrative expenses increased $8.3 million, or 35%, to $32.1 million for the year ended December 31, 2006 from $23.8 million for the year ended December 31, 2005, primarily attributable to increased legal and auditing professional fees and increased marketing and advertising costs.  As a percentage of total net revenues, general and administrative expenses were 3% for each of the years ended December 31, 2006 and 2005.

Income Tax Expense.  As a limited liability company, historically, most of our income has not been subject to corporate tax but, instead, our members have been taxed on their proportionate share of the net income.  Our income tax expense reflects taxes payable by certain of our non-U.S. companies.  Income tax expense decreased $6.4 million, or 19%, to $27.4 million for the year ended December 31, 2006 from $33.8 million for the year ended December 31, 2005 primarily due to lower pre-tax earnings at one of our non-U.S. operating companies.

Net Income.  Net income increased $198.7 million, or 37%, to $734.2 million for the year ended December 31, 2006 from $535.5 million for the year ended December 31, 2005.  Net income as a percentage of net revenues was 59% for the year ended December 31, 2006 compared to 58% for the year ended December 31, 2005.

Supplemental Information

The following tables present historical trading volumes for our business.  However, volumes are not the only drivers in our business.

TRADE VOLUMES:
(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2003	32,772		22,748		2,367		57,887		230
2004	41,506	27%	28,876	27%	2,932	24%	73,314	27%	290
2005	54,044	30%	34,800	21%	7,380	152%	96,224	31%	382
2006	66,043	22%	51,238	47%	12,828	74%	130,109	35%	518
2007	99,086	50%	72,931	42%	16,638	30%	188,655	45%	752

CONTRACT AND SHARE VOLUMES:

(in 000’s, except %)

TOTAL

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2003	194,358		31,034		17,038,250
2004	269,715	39%	37,748	22%	17,487,528	3%
2005	409,794	52%	44,560	18%	21,925,120	25%
2006	563,623	38%	62,419	40%	34,493,410	57%
2007	673,144	19%	83,134	33%	47,324,798	37%

MARKET MAKING

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2003	177,459		6,638		12,578,584
2004	236,569	33%	10,511	58%	12,600,280	0%
2005	308,613	30%	11,551	10%	15,625,801	24%
2006	371,929	21%	14,818	28%	21,180,377	36%
2007	447,905	20%	14,520	-2%	24,558,314	16%

BROKERAGE TOTAL

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2003	16,898		24,396		4,459,667
2004	33,146	96%	27,237	12%	4,887,247	10%
2005	101,181	205%	33,009	21%	6,299,319	29%
2006	191,694	89%	47,601	44%	13,313,033	111%
2007	225,239	17%	68,614	44%	22,766,484	71%

BROKERAGE CLEARED

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2003	11,351		19,086		3,612,503
2004	16,438	45%	24,118	26%	4,339,462	20%
2005	23,456	43%	30,646	27%	5,690,308	31%
2006	32,384	38%	45,351	48%	12,492,870	120%
2007	51,586	59%	66,278	46%	20,353,584	63%

* Includes options on futures

BROKERAGE STATISTICS:

(in 000’s, except % and where noted)

	4Q2007	4Q2006	% Change
Total Accounts	95	77	24%
Customer Equity (in Billions)*	$8.8	$6.1	44%

Cleared DARTs	259	158	64%
Total Customer DARTs	307	199	54%

(in $’s, except DART per account)
Avg. Commission per DART	$4.27	$4.48
Avg. DART per Account (Annualized)	701	525
Avg. Net Revenue per Account (Annualized)	$4,386	$3,481

* Excluding Non-Customers (i.e., officers, directors and affiliated parties)

Business Segments

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

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Year Ended December 31,
	2007	2006	2005
	(in millions)

Revenues:
Trading gains	$865.9	$807.7	$637.9
Interest income	485.4	508.2	211.1
Other income	17.1	18.6	22.6

Total revenues	1,368.4	1,334.5	871.6

Interest expense	337.2	379.8	133.1

Total net revenues	1,031.2	954.7	738.5

Non-interest expenses:
Execution and clearing	211.7	198.1	151.4
Employee compensation and benefits	47.6	47.3	41.4
Occupancy, depreciation and amortization	11.3	10.6	11.0
Communications	7.7	6.6	6.0
General and administrative	33.1	29.3	23.5

Total non-interest expenses	311.4	291.9	233.3

Income before income taxes	719.8	662.8	505.2

Income tax expense	43.1	24.9	32.1

Net income	$676.7	$637.9	$473.1

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Market making total net revenues increased $76.5 million, or 8%, to $1,031.2 million for the year ended December 31, 2007, from $954.7 million during the year ended December 31, 2006.  Trading gains during the year ended December 31, 2007 increased $58.2 million, or 7% from the year ended December 31, 2006.  Heavy options activity in advance of certain corporate announcements and an unusual, non-recurring loss of approximately $37 million in the second quarter marked the first half of the year.  During the second half of the year, we observed a period of high volume and robust volatility, which is generally a productive environment for our market making business and tight liquidity conditions in the market, which allowed us to take advantage of our strong capital position in managing both our working capital and our regulatory capital needs.  During the year ended December 31, 2007, we executed 99.1 million trades compared to 66.0 million trades, for the year ended December

31, 2006; however, market making options contracts grew by a comparatively smaller 20%, to 447.9 million contracts, from 371.9 million contracts.  Translation gains and losses fluctuate with exchange rates and with changes in the composition of our trading assets and liabilities.  Translation gains for the year ended December 31, 2007 were $32.0 million, as compared to translation losses of $45.5 million for the year ended December 31, 2006.  A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled “Quantitative and Qualitative Disclosures about Market Risk.”  Net interest income increased $19.8 million, or 15%, to $148.2 million for the year ended December 31, 2007, primarily attributable to increased securities lending profitability resulting from the continuing integration of our securities lending system with our trading system.

Market making non-interest expenses for the year ended December 31, 2007 increased $19.5 million, or 7%, to $311.4 million as compared to $291.9 million for the year ended December 31, 2006.  Of this increase, $13.6 million consisted of higher execution and clearing expenses, an increase of 7%, over the year ended December 31, 2006, reflecting higher trading volume in 2007.  As a percentage of total net revenues, market making non-interest expenses were 30% and 31% for the years ended December 31, 2007 and 2006, respectively.

Market making income before income taxes increased $57.0 million, or 8.6%, to $719.8 million for the year ended December 31, 2007 from $662.8 million for the year ended December 31, 2006.  As a percentage of total net revenues for the market making segment, income before income taxes were 70% and 69% for the years ended December 31, 2007 and 2006, respectively.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Market making net revenues increased $216.2 million, or 29%, to $954.7 million for the year ended December 31, 2006 from $738.5 million for the year ended December 31, 2005.  Trading gains increased $169.8 million, or 27%, from the year ended December 31, 2005, primarily attributable to increased transaction volume in the markets in which we participate and to improvements in our market making systems.  During the year ended December 31, 2006, we executed 66.0 million trades compared to 54.0 million trades during the year ended December 31, 2005.  Trading gains also include translation gains and losses, which are incurred primarily in our European market making operations where our trading assets and liabilities are denominated in multiple currencies.  Translation gains and losses fluctuate with exchange rates and with changes in the composition of our trading assets and liabilities.  During the year ended December 31, 2006, translation losses of $45.5 million were incurred as compared to translation gains of $42.1 million for the comparable prior period.  Net interest income increased $50.4 million, or 65%, primarily attributable to increased securities lending activity resulting from the continuing integration of our securities lending system with our trading system and to higher interest rates.

Market making non-interest expenses increased $58.6 million, or 25%, to $291.9 million for the year ended December 31, 2006 from $233.3 million for the year ended December 31, 2005.  Of this increase, $46.7 million consisted of higher execution and clearing expenses, an increase of 31% over the year ended December 31, 2005, reflecting greater trading volume in the period.  Employee compensation and benefits expenses increased $5.9 million, or 14%, over the year ended December 31, 2005 and other non-interest expenses were relatively stable.  As a percentage of total net revenues for the market making segment, non-interest expenses were 31% and 32% for the years ended December 31, 2006 and 2005, respectively.

Market making income before income taxes increased $157.6 million, or 31%, to $662.8 million for the year ended December 31, 2006 from $505.2 million for the year ended December 31, 2005.  As a percentage of total net revenues for the market making segment, income before income taxes were 69% and 68% for the years ended December 31, 2006 and December 31, 2005, respectively.

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Year Ended December 31,
	2007	2006	2005
	(in millions)

Revenues:
Commissions and execution fees	$261.1	$174.5	$132.2
Interest income	310.7	167.3	65.0
Other income	80.4	70.0	31.5

Total revenues	652.2	411.8	228.7

Interest expense	227.0	113.4	43.4

Total net revenues	425.2	298.4	185.3

Non-interest expenses:
Execution and clearing	125.1	115.4	63.6
Employee compensation and benefits	36.4	28.8	22.1
Occupancy, depreciation and amortization	7.5	5.8	4.4
Communications	7.1	6.0	4.5
General and administrative	51.2	43.8	31.4

Total non-interest expenses	227.3	199.8	126.0

Income before income taxes	197.9	98.6	59.3

Income tax expense	1.9	1.7	1.2

Net income	$196.0	$96.9	$58.1

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Electronic brokerage total net revenues increased $126.8 million, or 42%, to $425.2 million during the year ended December 31, 2007, from $298.4 million during the year ended December 31, 2006, primarily due to higher commissions and execution fees and net interest income, which increased $86.6 million, or 50%, and $29.8 million, or 55%, respectively.  These increases reflect strong growth in the number of new customer accounts and significantly higher customer trading activity combined with increases in customer cash and margin debit balances.  DARTs from cleared and execution-only customers increased 35% to 265,000, during the year ended December 31, 2007 compared to 196,000 during the year ended December 31, 2006.  DARTs from cleared customers increased 38% to 217,000 during the year ended December 31, 2007, compared to 157,000 during the year ended December 31, 2006.  Total customer account equity grew by 44%, to $8.80 billion at December 31, 2007 from $6.10 billion at December 31, 2006, as discussed above.  The primary component of other income, which increased 15% to $80.4 million, was payment for order flow received through programs administered by U.S. options exchanges and it was largely offset by payment for order flow expense.

Electronic brokerage non-interest expenses increased $27.5 million, or 14%, to $227.3 million for the year ended December 31, 2007 as compared to $199.8 million for the year ended December 31, 2006.  Of this increase, $24.1 million reflected an 8% increase in execution and clearing expenses and was offset by $14.4 million reduction in payment for order flow expense.  The increase in execution and clearing costs is reflective of greater customer trading volume.  As a percentage of total net revenues, non-interest expenses decreased to 53% from 67% for the years ended December 31, 2007 and 2006, respectively, reflecting the scalability of our automated brokerage platform.

Electronic brokerage income before income taxes increased $99.3 million, or 101%, to $197.9 million for the year ended December 31, 2007 from $98.6 million for the year ended December 31, 2006.  As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 47% and 33% for the years ended December 31, 2007 and 2006, respectively.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Electronic brokerage net revenues increased $113.1 million, or 61%, to $298.4 million for the year ended December 31, 2006 from $185.3 million for the year ended December 31, 2005 primarily due to higher commissions and execution fees and net interest income, which increased $42.3 million, or 32%, and $32.3 million, or 150%, respectively.  These increases reflect strong growth in the number of new customer accounts and significantly higher customer trading activity combined with commensurate increases in cash and margin debit balances.  Total DARTs from cleared and execution-only customers increased 47%, to 196,000, during the year ended December 31, 2006 compared to 133,000 during the year ended December 31, 2005.  DARTs from cleared customers increased 41%, to 157,000, during the year ended December 31, 2006 compared to 111,000 during the year ended December 31, 2005.  Total customer account equity grew by 61%, to $6.1 billion, at December 31, 2006 from $3.8 billion at December 31, 2005.  Commissions growth due to volume was partially offset by the lower U.S. stock trade commissions that we introduced in November 2005, which resulted in a 10% decrease in average commissions.  The primary component of other income was payment for order flow received through programs administered by U.S. options exchanges and it was largely offset by payment for order flow expense.

Electronic brokerage non-interest expenses increased $73.8 million, or 59%, to $199.8 million for the year ended December 31, 2006 from $126.0 million for the year ended December 31, 2005.  Of this increase, $51.8 million reflected an 81% increase in execution and clearing expenses from the year ended December 31, 2005.  This increase was driven by higher customer trading volume and greater payment for order flow expense incurred in order to attract volume to our system.  As a percentage of total net revenues for the electronic brokerage segment, non-interest expenses were 67% and 68% for the years ended December 31, 2006 and 2005, respectively.  Electronic brokerage non-interest expenses decreased as a percentage of total net revenues primarily due to higher growth rates of commissions and execution fees and net interest income over expense levels required to support the increase in business activities.

Electronic brokerage income before income taxes increased $39.3 million, or 66%, to $98.6 million for the year ended December 31, 2006 from $59.3 million for the year ended December 31, 2005.  As a percentage of total net revenues for the electronic brokerage segment, income before income taxes were 33% and 32% for the years ended December 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet.  The majority of our assets consist of exchange-listed marketable securities inventories, which are marked-to-market daily, and collateralized receivables arising from customer-related and proprietary securities transactions.  Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, customer margin loans and securities purchased under agreements to resell.  At December 31, 2007, total assets were $34.54 billion of which approximately $34.02 billion, or 98.5% were considered liquid and consisted predominantly of marketable securities and collateralized receivables.

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

In order to provide additional liquidity and to further increase our regulatory capital reserves, we issue senior notes and we maintain a committed senior secured revolving credit facility from a syndicate of banks (see “Principal Indebtedness” below).  As of December 31, 2007, borrowings under these facilities totaled $460.5 million, which represented 12% of IBG LLC’s total capitalization.  Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our future liquidity needs for more than the next twelve months.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth.  The consolidated equity of IBG LLC grew from $2.80 billion at December 31, 2006 to $3.52 billion at December 31, 2007, representing an increase of 26%.

Regulatory Capital Requirements

Our principal operating subsidiaries are subject to separate regulation and capital requirements in the United States and other jurisdictions.  Timber Hill LLC and Interactive Brokers LLC are registered U.S. broker-dealers and futures commission merchants, and their primary regulators include the SEC, the Commodity Futures Trading Commission, the Chicago Board

Options Exchange, the Chicago Mercantile Exchange, the Financial Industry Regulatory Authority and the National Futures Association.  Timber Hill Europe AG is registered to do business in Switzerland as a securities dealer and is regulated by the Swiss Federal Banking Commission.  Interactive Brokers (U.K.) Limited is subject to regulation by the U.K. Financial Services Authority and our various other operating subsidiaries are similarly regulated.  See Note 17 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding our regulated subsidiaries.

Principal Indebtedness

IBG LLC is the borrower under a $300.0 million senior secured revolving credit facility and is the issuer of senior notes, of which $300.0 million and $160.5 million were outstanding, respectively as of December 31, 2007.

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

As of December 31, 2007, IBG LLC was in compliance with all of the covenants under this credit facility.

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

IBG LLC had $160.5 million and $150.6 million of senior notes outstanding at December 31, 2007 and 2006, respectively.  In 2007, IBG LLC redeemed $448.8 million of senior notes and issued $458.7 million in new senior notes.

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

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Cash used in operating activities	$(89.7)	$(219.3)	$(110.5)
Cash used in investing activities	(1,214.1)	(50.4)	(9.7)
Cash provided by financing activities	1,127.6	504.0	374.1
Effect of exchange rate changes on cash and cash equivalents	28.7	26.7	(14.5)
(Decrease) increase in cash and cash equivalents	$(147.5)	$261.0	$239.4

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

Year Ended December 31, 2007, IBG, Inc.:   Our cash and cash equivalents decreased by $147.5 million to $521.8 million at the end of 2007.  We raised $1.13 billion in net cash from financing activities primarily from the net proceeds from the issuance of our common stock.  We used net cash of $1.30 billion in our operating and investing activities primarily for the purchase of approximately 10% of the outstanding members’ interest in IBG LLC and increased trading positions partially offset by increased net liabilities due to our increased customer base.

Year Ended December 31, 2006, IBG LLC:   Our cash and cash equivalents increased by $261.0 million to $669.3 million at the end of 2006.  We raised $504.0 million in net cash from financing activities primarily in short-term borrowings and our senior secured credit facility.  We used net cash of $269.7 million in our operating and investing activities primarily due to increased trading assets net of trading liabilities reflecting normal changes in the makeup of market making positions and investments in OneChicago, LLC ($20.0 million), ISE Stock Exchange, LLC ($4.25 million) and CBOE Stock Exchange, LLC ($2.25 million).

Year Ended December 31, 2005, IBG LLC:   Our cash and cash equivalents increased by $239.4 million to $408.2 million at the end of 2005.  We raised $374.1 million in net cash from financing activities primarily in short-term borrowings.  We used net cash of $120.2 million in our operating and investing activities primarily due to increased securities borrowed, net of securities loaned, reflecting a relative increase in short stock positions held for marketing partially offset by increased trading liabilities, net of trading assets, which is the driver for the increased securities borrowed activity.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware.  These expenditure items are reported as property and equipment.  Capital expenditures for property and equipment were $26.0 million and $12.3 million for the years ended December 31, 2007 and 2006, respectively.  We anticipate that our 2008 gross capital expenditures will approximate $26 million, primarily for expansion of our data center and backup facilities.  We expect our future capital expenditures to rise as we continue our focus on technology infrastructure initiatives in order to further enhance our competitive position.  We anticipate that we will fund capital expenditures with cash from operations and cash on hand.  In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance.  If we pursue any strategic acquisitions, we may incur additional capital expenditures.

Contractual Obligations Summary

Our contractual obligations principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2007.

	Payments Due by Year
	Total	2008-2009	2010-2011	Thereafter
	(Dollars in Millions)

Senior notes	$160.5	$160.5	$—	$—
Interest payments on senior notes(1)	13.7	13.7	—	—
Senior secured credit facility	300.0	—	300.0	—
Interest payments on senior secured credit facility(1)	36.5	30.6	5.9	—
Operating leases	49.4	8.6	14.5	26.3

Total contractual cash obligations	$560.1	$213.4	$320.4	$26.3

(1)           Future principal and interest payments are calculated based on the assumption that all debt is outstanding until maturity.

Additionally, as of December 31, 2007, we provided standby letters of credit to clearing houses totaling $8.8 million, which expire at various dates through March 2008.

Seasonality

Our businesses are subject to seasonal fluctuations, reflecting varying numbers of market participants at times during the year and varying numbers of trading days from quarter-to-quarter, including declines in trading activity due to holidays.  Typical seasonal trends may be superseded by market or world events, which can have a significant impact on prices and trading volume.

Inflation

Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had for the three most recent years, and is not likely in the foreseeable future to have, a material impact on our results of operations.

Strategic Investments and Acquisitions

We periodically engage in evaluations of potential strategic investments and acquisitions.  The Company has made strategic investments in electronic trading exchanges including: Boston Options Exchange, LLC, OneChicago LLC, ISE Stock Exchange, LLC, and CBOE Stock Exchange, LLC.

At December 31, 2007, the Company had loans to W.R. Hambrecht + Co. Inc. with a par amount of $19.2 million.  These loans bear interest at 8% per annum and are recorded at amortized cost plus accrued interest.  As of December 31, 2007, the Company holds warrants to purchase approximately 25.86% of W.R. Hambrecht + Co. Inc.

On December 18, 2007, IB LLC closed on its acquisition of FutureTrade Technologies, LLC (“FTT”), a technology solutions provider to hedge funds and other institutional investors, and its wholly-owned subsidiary, FutureTrade Securities, LLC, which is an SEC registered broker-dealer.

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own.  At December 31, 2007, there were no definitive agreements with respect to any material acquisition.

Certain Information Concerning Off-Balance-Sheet Arrangements

Our subsidiaries derive revenues from buying and selling a variety of financial instruments.  Certain of these instruments, including equity and index options and futures products, give rise to off-balance-sheet risk.  Risk arises from changes in the value of these contracts (market risk).  Our market making subsidiaries rely upon proprietary computer systems that reevaluate our prices each second in order to minimize market risk inherent in their portfolios at any moment.  Risk also arises from the potential inability of counterparties to perform under the terms of the contracts (credit risk).  Credit risk is limited in that substantially all of the contracts entered into are settled directly at securities and commodities clearing houses and a small portion is settled through member firms and banks with substantial financial and operational resources.  Such clearing firms and banks are subject to the rules and regulations of the various contract markets in which they operate.  Our subsidiaries’ exposure is also limited in most locations by the segregation of assets, which protects our subsidiaries in the event of a bankruptcy or other disruption of business at the clearing firm or bank.  Our subsidiaries also seek to control credit risk by following an established credit approval process prior to beginning business with a new counterparty.

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

Critical Accounting Policies

Valuation of Financial Instruments

Due to the nature of our operations, substantially all of our financial instrument assets, comprised of securities owned, securities purchased under agreements to resell, securities borrowed and receivables from brokers, dealers and clearing organizations are carried at fair value based on market prices, as published by exchanges and clearinghouses, and are marked to marked daily, or are assets which are short-term in nature (such as U. S. government treasury bills or spot foreign exchange) and are reflected at amounts approximating fair value.  Similarly, all of our financial instrument liabilities that arise from securities sold but not yet purchased, securities sold under agreements to repurchase, securities loaned and payables to brokers, dealers and clearing organizations are short-term in nature and are reported at quoted market prices or at amounts approximating fair value.  Our long and short positions are valued at either the last consolidated trade price or the last consolidated bid/offer mid-point (where applicable) at the close of regular trading hours, in the respective markets.  Given that we manage a globally integrated market making portfolio, we have large and substantially offsetting positions in securities and commodities that trade on different exchanges that close at different times of the trading day.  As a result, there may be large and anomalous swings in the value of our positions daily and, accordingly, in our earnings in any period.  This is especially true on the last business day of each calendar quarter, although such swings tend to come back into equilibrium on the first business day of the succeeding calendar quarter.

Contingencies

Our policy is to estimate and accrue for potential losses that may arise out of litigation and regulatory proceedings, to the extent that such losses are probable and can be estimated, in accordance with Statement of Financial Accounting Standards SFAS No. 5, “Accounting for Contingencies.”  Potential losses that might arise out of tax audits, to the extent that such losses are “more likely than not,” would be estimated and accrued in accordance with FIN No. 48.  Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different.  Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience with and industry experience with similar cases and the opinions and views of internal and external legal counsel.  Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred.

We have been from time to time subject to litigation and other legal proceedings.  As of December 31, 2007, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously.  Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period.  As of December 31, 2007 and 2006, reserves provided for potential losses related to litigation matters were not material.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined).  Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years.  Adoption of SFAS No. 157 as of January 1, 2008 is not expected to have a material effect on our consolidated statements of financial condition, income or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 is effective for financial statements issued for an entity’s first fiscal year beginning after November 15, 2007.  At adoption of SFAS No. 159 as of January 1, 2008, the Company had no non-financial assets or liabilities subject to election under the fair value option.  Accordingly, adoption of SFAS No. 159 did not have a material effect on our consolidated statements of financial condition, income or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” SFAS No. 141(R) replaces SFAS No. 141, mandating changes in the accounting for business combinations most notably that changes in purchase price allocations, if made, are required to be applied retrospectively, whereas under SFAS No. 141, such changes were applied prospectively.  SFAS No. 141(R) is effective for an entity’s fiscal year beginning after December 15, 2008, and early adoption is not permitted.  Adoption of SFAS No. 141(R) is not expected to have a material effect on our consolidated statements of financial condition, income or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  SFAS No. 160 requires non-controlling (“minority”) interests in a reporting entity to be reported as a component of the entity’s stockholder’s equity.  SFAS No. 160 is effective for an entity’s fiscal year beginning after December 15, 2008, and early adoption is not permitted.  Adoption of SFAS No. 160 is not expected to have a material effect on our consolidated statements of financial condition, income or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Exposure

As a result of our international market making activities and accumulated earnings in our foreign subsidiaries, our income and net worth is exposed to fluctuations in foreign exchange rates.  Our European operations and some of our Asian operations are conducted by our Swiss subsidiary, THE.  THE is regulated by the Swiss Federal Banking Commission as a securities dealer and its financial statements are presented in Swiss francs.  Accordingly, THE is exposed to certain foreign exchange risks as described below:

•                  THE buys and sells futures contracts and securities denominated in various currencies and carries bank balances and borrows and lends such currencies in its regular course of business.  At the end of each accounting period THE’s assets and liabilities are translated into Swiss francs for presentation in its financial statements.  The resulting gains or losses are reported as translation gain or loss in THE’s income statement.  When we prepare our consolidated financial statements, THE’s Swiss franc balances are translated into U.S. dollars for U.S. GAAP purposes.  THE’s translation gains or losses appear as such on IBG, Inc.’s income statement, included in trading gains.

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

In late 2005, we began to expand our market making systems to incorporate cash forex and forex options in order to hedge our currency exposure at little or no cost.  In September 2006, we began hedging our currency exposure throughout the day on a continuous basis.  In connection with the development of our currency hedging strategy, we have determined to base our net worth in GLOBALs.  We define GLOBAL as consisting of a basket of major currencies that currently includes U.S. dollar, euro, Japanese yen, British pound, Canadian dollar and Australian dollar.  With the growth of our international operations, we foresee including other currencies in our definition of the GLOBAL.  As our forex market making systems continue to develop, and as more exchanges trade more forex-based products electronically, we expect more trading volume to flow through this system and, accordingly, we expect to be able to manage the risks in forex in the same low cost manner as we currently manage the risks of our market making in equity-based products.

Interest Rate Risk

We had $300.0 million in variable-rate debt outstanding at December 31, 2007.  These debt obligations are subject to fluctuations in interest rates at the end of each borrowing term, which impact the amount of interest we must pay.  If variable interest rates were to increase by 1.0% per annum, the annual impact to our net income from debt obligations of this amount would be a reduction of $3.0 million.  Under our senior secured revolving credit facility, we have the ability to choose borrowing tenors from overnight to twelve months, which permits us to minimize the risk of interest rate fluctuations.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies.  We typically invest a portion of these funds in U.S. government treasury securities with maturities of up to three months.  If interest rates were to increase rapidly and substantially, in increments that were not reflected in the yields on these treasury securities, our net interest income from customer deposits would decrease.  An unexpected increase of 0.25% per annum would reduce our net interest income by approximately $1.8 million on an annualized basis.

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

We expect this kind of exposure to increase with growth in our overall business.  Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations.  As of December 31, 2007, we had $1.91 billion in margin credit extended to our customers.  The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices.  Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve.  As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Financial Statements Introductory Note	61

Report of Independent Registered Public Accounting Firm	62

Consolidated Statements of Financial Condition as of December 31, 2007 and 2006	63

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005	64

Consolidated Statements of Cash Flows for the years ended December 2007, 2006 and 2005	65

Consolidated Statement of Changes in Redeemable Members’ Interests and Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	67

Notes to Consolidated Financial Statements	68

Supplementary Data	90

Quarterly Results	90

Reconciliation between US GAAP and pro forma financials for the years ended December 31, 2007 and 2006, presented as if we had been a public company for the entire period	91

Financial Statements Introductory Note

On May 3, 2007, Interactive Brokers Group, Inc., a Delaware corporation (“IBG, Inc.”), priced an initial public offering (the “IPO”) of shares of its Class A common stock, par value $0.01 per share (the “Common Stock”).  In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC, a Connecticut limited liability company, from IBG Holdings LLC, a Delaware limited liability company, became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements.  Such transactions, collectively referred to herein as the “Recapitalization,” are described in greater detail in Note 4 to the consolidated financial statements.

The consolidated financial statements as of December 31, 2006 and 2005 and for the years then ended relate to IBG LLC and its subsidiaries.  The consolidated statement of financial condition as of December 31, 2007 reflects the consolidated statement of financial condition of IBG, Inc. and its subsidiaries.  The consolidated statements of income and of cash flows for the year ended December 31, 2007 reflect the consolidated operating results and cash flows of IBG LLC and its subsidiaries prior to May 4, 2007 and reflect the consolidated operating results and cash flows of IBG, Inc. and its subsidiaries from May 4, 2007 through December 31, 2007.

The historical consolidated financial statements do not reflect what the financial position, results of operations or cash flows of IBG, Inc. or the Group would have been had these companies been stand-alone public companies for the periods presented.  Specifically, the historical financial statements of the Group do not give effect to the following matters:

•                  the Recapitalization;

•                  U.S. corporate federal income taxes; and

•                  minority interest held by IBG Holdings LLC.

As a consequence, earnings per share information reported in the consolidated statements of income for the year ended December 31, 2007 reflect only the net income available for common stockholders for the period from May 4, 2007 through December 31, 2007, as detailed in Note 4.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interactive Brokers Group, Inc.
Greenwich, CT

We have audited the accompanying consolidated statements of financial condition of Interactive Brokers Group, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in redeemable members’ interest and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Interactive Brokers Group, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 27, 2008

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,	December 31,
(in thousands, except share data)	2007	2006
Assets
Cash and cash equivalents	$521,776	$669,271
Cash and securities - segregated for regulatory purposes	5,232,557	3,111,795
Securities borrowed	6,862,028	10,479,231
Securities purchased under agreements to resell	35,001	97,740
Trading assets, at fair value:
Financial instruments owned	11,018,613	7,485,879
Financial instruments owned and pledged as collateral	5,838,900	8,331,923
	16,857,513	15,817,802
Other receivables:
Customers, less allowance for doubtful accounts of $1,999 and $1,031 at December 31, 2007 and 2006	1,916,076	848,448
Brokers, dealers and clearing organizations	2,484,163	856,957
Interest	85,478	62,772
	4,485,717	1,768,177
Other assets	547,494	136,502

Total assets	$34,542,086	$32,080,518

Liabilities, redeemable members’ interests and stockholders’ equity
Liabilities:
Trading liabilities - financial instruments sold but not yet purchased, at fair value	$14,315,853	$14,785,617
Securities loaned	4,968,863	8,026,468
Short-term borrowings	1,415,725	1,296,909
Other payables:
Customers	7,630,703	3,914,037
Brokers, dealers and clearing organizations	1,568,620	743,339
Payable to affiliate	323,901	—
Accounts payable, accrued expenses and other liabilities	231,008	161,812
Interest	53,133	49,821
	9,807,365	4,869,009
Senior notes payable	160,456	150,598
Senior secured credit facility	300,000	150,000
Minority interest	3,165,421	—

Commitments, contingencies and guarantees

Redeemable members’ interests, including accumulated other comprehensive income of $98,568	—	2,801,917
Stockholders’ equity:
Common stock, $0.01 par value per share
Class A — Authorized- 1,000,000, 000, Issued- 43,270,823, Outstanding — 40,143,760	433	—
Class B — Authorized- 100, Issued- 100, Outstanding — 100	—	—
Additional paid-in capital	450,667	—
Retained earnings, including accumulated other comprehensive income of $4,109, net of income taxes of $2,388	52,269	—
Treasury stock, at cost, 3,127,063 shares at December 31, 2007	(94,966)	—
Total stockholders’ equity	408,403	—

Total liabilities, redeemable members’ interests and stockholders’ equity	$34,542,086	$32,080,518

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Income

Year ended December 31,

(in thousands, except for shares or per share amounts)	2007	2006	2005
Revenues:

Trading gains	$888,065	$805,110	$640,383
Commissions and execution fees	261,104	174,437	132,156
Interest income	782,197	672,057	273,222
Other income	92,009	85,238	53,392

Total revenues	2,023,375	1,736,842	1,099,153

Interest expense	555,213	484,433	170,045

Total net revenues	1,468,162	1,252,409	929,108

Non-interest expenses:
Execution and clearing	335,756	313,271	214,972
Employee compensation and benefits	118,770	110,125	90,175
Occupancy, depreciation and amortization	26,482	22,697	20,417
Communications	14,889	12,645	10,458
General and administrative	40,696	32,110	23,788

Total non-interest expenses	536,593	490,848	359,810

Income before income taxes and minority interest	931,569	761,561	569,298

Income tax expense	63,037	27,392	33,778
Minority interest subsequent to May 3, 2007	(568,040)	—	—

Net income	$300,492	$734,169	$535,520

Net income and earnings per share for the period from May 4, 2007 through December 31, 2007:

Net income available for common stockholders	$48,160

Earnings per share (Note 4):
Basic	$1.20
Diluted	$1.16

Weighted average common shares outstanding:
Basic	40,153,606
Diluted	401,327,844

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Year ended December 31,

(in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$300,492	$734,169	$535,520
Adjustments to reconcile net income to net cash provided by operating activities:
Translation (gains) losses	(44,674)	47,130	(43,904)
Deferred income taxes	7,079	(587)	17,068
Depreciation and amortization	12,068	11,630	10,913
Minority interest	568,040	—	—
Employee stock plan compensation	13,264	—	—
(Gains) losses on non-trading investments, net	(630)	337	(1,312)
Other	1,781	1,481	177
Change in operating assets and liabilities:
Increase in cash and securities - segregated for regulatory purposes	(2,119,496)	(1,307,649)	(704,837)
Decrease (increase) in securities borrowed	3,852,844	(1,570,433)	(4,821,122)
Decrease (increase) in securities purchased under agreements to resell	62,882	(93,817)	57,300
Increase in trading assets	(1,156,606)	(3,716,794)	(3,488,197)
Increase in receivables from customers	(1,066,914)	(410,288)	(166,753)
Increase in other receivables	(1,652,058)	(288,910)	(110,534)
Increase in other assets	(3,984)	(19,544)	(6,946)
(Decrease) increase in trading liabilities	(265,269)	2,300,181	4,841,812
(Decrease) increase in securities loaned	(3,200,489)	1,899,853	2,857,974
Increase in payable to customers	3,713,557	1,495,049	887,593
Increase in other payables	888,445	698,891	24,729
Net cash used in operating activities	(89,668)	(219,301)	(110,519)
Cash flows from investing activities:
Purchase of IBG LLC historical member interests	(1,177,892)	—	—
(Purchase) sale of investments	(9,554)	(39,268)	2,596
Distributions received from investment in exchange	—	1,229	—
(Purchase) sale of trading rights	(750)	—	537
Purchase of property and equipment	(25,968)	(12,349)	(12,836)
Net cash used in investing activities	(1,214,164)	(50,388)	(9,703)
Cash flows from financing activities:
Net proceeds from issuance of Class A and Class B Common Stock	1,177,392	—	—
Class A Common Stock acquired from employees	(1,376)	—	—
Dividends paid by IBG LLC prior to May 4, 2007	(158,500)	(164,500)	(88,500)
Dividends paid to IBG Holdings LLC after May 3, 2007	(111,158)	—	—
Issuance of senior notes	458,746	512,462	549,025
Redemptions of senior notes	(448,888)	(526,530)	(493,170)
Borrowings under senior secured credit facility	238,000	150,000	—
Repayments of senior secured credit facility	(88,000)	—	—
Increase in short-term borrowings, net	24,378	525,887	403,251
Cash capital contribution to THE	37,000	—	—
Members’ contributions to IBG LLC	—	10,609	10,220
IBG LLC member interests redeemed	—	(3,900)	(6,738)
Net cash provided by financing activities	1,127,594	504,028	374,088
Effect of exchange rate changes on cash and cash equivalents	28,743	26,700	(14,471)
Net (decrease) increase in cash and cash equivalents	(147,495)	261,039	239,395
Cash and cash equivalents at beginning of period	669,271	408,232	168,837
Cash and cash equivalents at end of period	$521,776	$669,271	$408,232

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

Supplemental disclosures of cash flow information:
IPO related transactions (Note 4):
Deferred Tax asset arising from IPO	$380,785	$—	$—
Payable to affiliate	323,668	—	—
Net tax benefit retained, recorded as additional paid in capital	$57,117	$—	$—
Interest paid	$551,918	$460,097	$152,959
Taxes paid	$15,253	$16,963	$24,960
Non-cash investing activities:
Refinancing of bridge loan	$10,018	$—	$—
Cancellation of secured note receivable	—	5,200	—
Total non-cash investing activities	$10,018	$5,200	$—

Non-cash financing activities:
Termination of subordinated loan	$—	$5,200	$—
Member redemption payables	—	—	512
Total non-cash financing activities	$—	$5,200	$512

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statement of Changes in Redeemable Members’ Interests and Stockholders’ Equity

Three Years ended December 31, 2007

(in thousands, except for shares or per share amounts, unless otherwise noted)

							Accumulated	Total Stockholders’ Equity and
	Redeemable	Common Stock		Additional			Other	Redeemable
	Members’		Par	Paid-In	Treasury	Retained	Comprehensive	Members’
	Interests	Shares	Value	Capital	Stock	Earnings	Income	Interests
Balance, January 1, 2005	$1,676,469						$121,983	$1,798,452
Comprehensive income:
Net income	535,520							535,520
Cumulative translation adjustment							(74,708)	(74,708)
Total comprehensive income	535,520						(74,708)	460,812
Dividends	(88,500)							(88,500)
Members’ interests redeemed	(6,738)							(6,738)
Member contributions	10,220							10,220
Balance, December 31, 2005	$2,126,971						$47,275	$2,174,246
Comprehensive income:
Net income	734,169							734,169
Cumulative translation adjustment							51,293	51,293
Total comprehensive income	734,169						51,293	785,462
Dividends	(164,500)							(164,500)
Members’ interests redeemed	(3,900)							(3,900)
Member contributions	10,609							10,609
Balance, December 31, 2006	$2,703,349						$98,568	$2,801,917
Comprehensive income through May 3, 2007:
Net Income	252,332							252,332
Cumulative translation adjustment							13,245	13,245
Dividends, through May 3, 2007	(158,500)							(158,500)
Adjustments to eliminate redeemable members’ interests and establish minority interest as of May 3, 2007, net	(2,797,181)						(100,632)	(2,897,813)
Adjustments to eliminate remaining accumulated other comprehensive income as of May 3, 2007, applied to additional paid-in capital				$11,181			(11,181)	—
Net proceeds from issuance of Common Stock in IPO		40,000,000	$400	279,318				279,718
Issuance of Class B shares of common stock		100	—					—
Common Stock issued pursuant to stock plans		3,270,823	33	99,238				99,271
Treasury stock, unearned compensation		(3,270,823)			$(99,271)			(99,271)
Common Stock distributed to employees		189,617			5,681			5,681
Common Stock acquired from employees		(45,857)	—		(1,376)			(1,376)
Deferred tax benefit retained				57,117				57,117
IBG, Inc.’s allocable share of capital contribution to THE				3,813				3,813
Comprehensive income, after May 3, 2007:
Net income						$48,160		48,160
Cumulative translation adjustment, net of income taxes of $2,388						—	4,109	4,109
Total comprehensive income after May 3, 2007						48,160	4,109	52,269
Balance, December 31, 2007	$—	40,143,860	$433	$450,667	$(94,966)	$48,160	$4,109	$408,403

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

1.  Organization and Nature of Business

The accompanying consolidated financial statements of Interactive Brokers Group, Inc. and subsidiaries (“IBG, Inc.” or the “Company”), a Delaware holding company, include the financial results of IBG LLC and its operating subsidiaries (collectively, “IBG LLC” or the “Group”) for the periods reported. Subsequent to May 3, 2007, the statements reflect the consolidation of IBG, Inc.’s investment in IBG LLC. On May 9, 2007, IBG, Inc. issued 40 million shares of its Class A common stock pursuant to a registered public offering (the “IPO”, see Note 4), completed its purchase of a 10.0% interest in IBG LLC and became the sole managing member of the Group under the “Amended and Restated Operating Agreement of IBG LLC” dated May 3, 2007. IBG, Inc. is a Delaware holding company whose primary operating asset is its ownership interest in IBG LLC. IBG LLC, formerly known as Interactive Brokers Group LLC, is an automated global market maker and electronic broker specializing in routing orders and processing trades in securities, futures and foreign exchange instruments.

IBG LLC is a Connecticut limited liability company that conducts its business through its operating subsidiaries (collectively called the “Operating Companies”): Timber Hill LLC (“TH LLC”), Timber Hill Europe AG (“THE”), Timber Hill Securities Hong Kong Limited (“THSHK”), Timber Hill Australia Pty Limited (“THA”), Timber Hill Canada Company (“THC”), Interactive Brokers LLC (“IB LLC”), Interactive Brokers Canada Inc. (“IBC”), Interactive Brokers (U.K.) Limited (“IBUK”), Interactive Brokers (India) Private Limited (“IBI”), Interactive Brokers Hungary KFT (“IBH”) and IB Exchange Corp. (“IBEC”). On December 18, 2007, IB LLC closed on its acquisition of FutureTrade Technologies, LLC, headquartered in Lake Forest, California.

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

2.  Significant Accounting Policies

Basis of Presentation

These consolidated financial statements are presented in U.S. dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations regarding financial reporting of the U.S. Securities and Exchange Commission (“SEC”) with respect to Form 10-K. Gains and losses from foreign currency transactions are included in trading gains and losses where related to market making activities or in interest income where related to investment of customer funds as part of electronic brokerage activities in the consolidated statements of income. Non-U.S. subsidiaries have a functional currency (i.e., the currency in which activities are primarily conducted) that is other than the U.S. dollar. Such subsidiaries’ assets and liabilities are translated to U.S. dollars at year-end exchange rates, while revenues and expenses are translated at average exchange rates during the year. Adjustments that result from translating amounts from a subsidiary’s functional currency to the U.S. dollar are reported in redeemable members’ interests or stockholders’ equity as a component of accumulated other comprehensive income.

The consolidated financial statements as of December 31, 2006 and 2005 and for the years then ended relate to IBG LLC and its subsidiaries. The consolidated statement of financial condition as of December 31, 2007 reflects the consolidated statement of financial condition of IBG, Inc. and its subsidiaries. The consolidated statements of income and of cash flows for the year ended December 31, 2007 reflect the consolidated operating results and cash flows of IBG LLC and its subsidiaries prior to May 4, 2007 and reflect the consolidated operating results and cash flows of IBG, Inc. and its subsidiaries from May 4, 2007 through December 31, 2007.

The consolidated financial statements do not reflect what the financial position, results of operations or cash flows of IBG, Inc. would have been had it been a stand-alone public company prior to May 4, 2007. In addition, the results of operations for periods prior to the IPO on May 4, 2007 are not comparable to the results of operations for subsequent periods as these results of operations do not give effect to the following matters:

•                  the Recapitalization;

•                  U.S. corporate federal income taxes; and

•                  minority interest held by IBG Holdings LLC.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and accompanying notes. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ materially from those estimates. Such estimates include the estimated fair value of financial instruments and investments accounted for under the equity method of accounting, the estimated useful lives of property and equipment, including capitalized internally developed software, compensation accruals, and tax liabilities and estimated contingency reserves.

Fair Value

At December 31, 2007 and 2006, substantially all of IBG, Inc.’s assets and liabilities, including financial instruments, were carried at fair value based on market prices, as published by exchanges and clearinghouses, or were assets which are short-term in nature (such as U.S. government treasury bills or spot foreign exchange) and were carried at amounts that approximate fair value.

Principles of Consolidation

The consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries. IBG, Inc. consolidates the Group’s consolidated financial statements and records as minority interest the interests in the Group that IBG, Inc. does not own. The Group’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control. All inter-company balances and transactions have been eliminated. Pursuant to the revised Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” IBG, Inc. would also consolidate any Variable Interest Entities (“VIEs”) of which it is the primary beneficiary. IBG, Inc. currently is not the primary beneficiary of any such entities and therefore no VIEs are included in the consolidated financial statements.

Earnings Per Share

Earnings per share (“EPS”) is computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Shares of Class A and Class B common stock share proportionately in the earnings of IBG, Inc. Basic earnings per share are calculated utilizing net income available for common stockholders commencing from May 4, 2007, the date of the IPO, and up until December 31, 2007, divided by the weighted average number of shares of Class A and Class B common stock outstanding. Diluted earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average percentage of IBG LLC interests owned by IBG, Inc. during the period to arrive at an amount of net income that would be available for common stockholders on a fully-diluted basis if all member interests in IBG LLC currently held by IBG Holdings LLC had been sold to IBG, Inc. and an equivalent number of shares of Common Stock had been issued by IBG, Inc.. This resulting net income is divided by the weighted average total number of shares of Class A and Class B common stock that would be outstanding if such a transaction had occurred, and includes shares of Common Stock issued and issuable under the 2007 ROI Unit Stock Plan and shares of Common Stock issued under the 2007 Stock Incentive Plan (Note 12).

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

Redeemable Members’ Interests

Prior to the IPO, the Group’s redeemable members’ interests represented member interests in IBG LLC that were entitled to share in the consolidated profits and losses of the Group. In connection with the Recapitalization, which is further described in Note 4, all existing member interests in the Group were exchanged for interests in IBG Holdings LLC.

IBG LLC had applied guidance within Emerging Issues Task Force (“EITF”) Topic D-98 “Classification and Measurement of Redeemable Securities,” which requires securities or equity interests of a company whose redemption is outside the control of the company to be classified outside of permanent capital in the statement of financial condition. Historically, the member interests in IBG LLC could be redeemed by the members at book value at their option. Because this redemption right was deemed to be outside of its control, IBG LLC classified all members’ capital outside of permanent capital as redeemable members’ interests in the consolidated statements of financial condition.

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

Cash and Securities — Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators including the SEC and the Commodities Futures Trading Commission (“CFTC”) in the United States, the Financial Services Authority in the United Kingdom and the Investment Dealers Association in Canada to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets. In addition, substantially all of the Operating Companies are members of various clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities.

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

IBG, Inc. monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as required contractually. Receivables and payables with the same counterparty are not offset in the consolidated statements of financial condition. For these transactions, the fees received or paid by IBG, Inc. are recorded as interest income or interest expense in the consolidated statements of income.

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

Financial Instruments Owned and Sold But Not Yet Purchased

Stocks, government and corporate bonds, futures and options transactions are reported in the consolidated financial statements on a trade date basis. Substantially all financial instruments owned and financial instruments sold but not yet purchased are recorded at fair value based upon quoted market prices. All firm-owned financial instruments pledged to counterparties where the counterparty has the right, by contract or custom, to sell or repledge the financial instruments are classified as financial instruments owned and pledged as collateral in the consolidated statements of financial condition.

IBG, Inc. also enters into cross-currency swap transactions. These transactions, which are also reported on a trade date basis, are agreements to exchange a fixed amount of one currency for a specified amount of a second currency at the outset and at completion of the swap term. Unrealized mark-to-market gains and losses on cross-currency swap transactions are reported as components of financial instruments owned or financial instruments sold but not yet purchased in the consolidated statements of financial condition. Net earnings or losses are reported as components of interest income in the consolidated statements of income.

Customer Receivables and Payables

Customer securities transactions are recorded on a settlement date basis and customer commodities transactions are recorded on a trade date basis. Receivables from and payables to customers include amounts due on cash and margin transactions, including futures contracts transacted on behalf of customers. Securities owned by customers, including those that collateralize margin loans or other similar transactions, are not reported in the consolidated statements of financial condition. Amounts receivable from customers that are determined by management to be uncollectible are written off to expense. Amounts that were written off to expense were $1,798, $432 and $150 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Investments

IBG, Inc. makes certain strategic investments and accounts for these investments under the equity method of accounting. Investments are accounted for under the equity method of accounting when IBG, Inc. has significant influence over the investee as required under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Investments accounted for under the equity method are recorded at the fair value amount of IBG, Inc.’s investment and adjusted each period for IBG, Inc.’s share of the investee’s income or loss. IBG, Inc.’s share of the income or losses from equity investments is reported as a component of other income in the consolidated statements of income and IBG, Inc.’s equity investments, which are included in other assets in the consolidated statements of financial condition, increase or decrease accordingly. Distributions received from equity investees are recorded as reductions to the respective investment balance.

A judgmental aspect of accounting for investments is evaluating whether an other-than-temporary decline in the value of an investment has been sustained. The evaluation of an other-than-temporary impairment is dependent on specific quantitative and qualitative factors and circumstances surrounding an investment, including recurring operating losses, credit defaults and subsequent rounds of financing. As none of IBG, Inc.’s investments have readily determinable market values, the primary factor considered by management in assessing if an other-than-temporary impairment of value has occurred is the financial condition of the investee company. All investments are reviewed for changes in circumstances or occurrence of events that suggest IBG, Inc.’s investment may not be recoverable. If an unrealized loss on any investment is considered to be other-than-temporary, the loss is recognized in the period the determination is made, resulting in the investment being recorded at its then fair value.

IBG, Inc. also holds exchange memberships and investments in equity securities of certain exchanges as required to qualify as a clearing member. Such investments are recorded at cost or, if an other-than-temporary impairment in value has occurred, at a value that reflects management’s estimate of the impairment, and are included in other assets in the  consolidated statements of financial condition. Dividends are recognized as a component of other income as such dividends are received.

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

The local currency is designated as the functional currency for IBG, Inc.’s international operating companies. Accordingly, assets and liabilities are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the period. Translation gains and losses from market making and electronic brokerage activities are respectively included in trading gains and in other income in the accompanying consolidated statements of income. Adjustments that result from translating amounts from a subsidiary’s functional currency are reported as a component of stockholders’ equity (or in redeemable members’ interests prior to the IPO).

Revenue Recognition

— Trading Gains

Trading gains and losses are recorded on trade date, and are reported on a net basis. Trading gains are comprised of changes in the fair value of trading assets and liabilities (i.e., unrealized gains and losses) and realized gains and losses. Dividends are integral to the valuation of stocks bought and sold and, accordingly, are reported on a net basis as a component of trading gains in the accompanying consolidated statements of income. Net dividends were $26,562, $(39,513) and $42,939 for the years ended December 31, 2007, 2006 and 2005, respectively.

— Commissions and Execution Fees

Commissions charged for executing and clearing customer transactions are accrued on a trade date basis and are reported as commissions and execution fees in the consolidated statements of income, and the related expenses are reported as execution and clearing expenses, also on a trade date basis.

Income Taxes

IBG, Inc. accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of assets and liabilities, and FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB

Statement No. 109”. FIN No. 48, which was adopted as of January 1, 2007, clarifies the accounting for uncertainty of income tax positions recognized in financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a “more likely than not” threshold and measurement attribute for recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in an income tax return.

Timber Hill (U.K.) Limited, an indirect subsidiary of IBG LLC, (“THUK”) formerly conducted market making activity for the Group in the United Kingdom (“U.K.”) and in Italy, but ceased operating in 2004. Due to the transfer of THUK’s operations from the U.K. to Switzerland, its income for the period 2002 to 2004 was not taxable in the U.K., but was instead taxable in Switzerland. Applying FIN No. 48, during 2007 IBG, Inc. recorded net refundable income taxes of $10,300, including net interest receivable of $920, representing the net of amounts refundable by the U.K. Inland Revenue and payable to the Swiss tax authorities for such periods as the result of income taxes previously overpaid to the U.K. Inland Revenue. The income tax provision for the year ended December 31, 2007 included IBG, Inc.’s proportionate share of these refundable income taxes.

The Group historically operated in the United States as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. Accordingly, the Group’s income was not subject to U.S. federal income taxes. Taxes related to income earned by partnerships represent obligations of the individual partners. Income taxes shown in the Group’s historical consolidated statements of income have been primarily attributable to taxes incurred in non-U.S. entities. State and local income taxes reported in the consolidated statements of income represent taxes assessed by jurisdictions that do not recognize the Group’s limited liability company status. Outside the United States, the Group principally operates through subsidiary corporations and is subject to local income taxes. Foreign income taxes paid on dividends received are also reported as income taxes.

Subsequent to the IPO, income taxes have been provided for IBG, Inc.’s proportionate share of the Group’s income that is subject to federal and state income taxes. IBG, Inc. recognizes interest related to income tax matters as interest income or expense and penalties related to income tax matters as income tax expense.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. Adoption of SFAS No. 157 as of January 1, 2008 is not expected to have a material effect on IBG, Inc.’s consolidated statements of financial condition, income or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for an entity’s first fiscal year beginning after November 15, 2007. At adoption of SFAS No. 159 as of January 1, 2008, the Company had no non-financial assets or liabilities subject to election under the fair value option.  Accordingly, adoption of SFAS No. 159 did not have a material effect on IBG, Inc.’s consolidated statements of financial condition, income or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) replaces SFAS No. 141, mandating changes in the accounting for business combinations most notably that changes in purchase price allocations, if made, are required to be applied retrospectively, whereas under SFAS No. 141, such changes were applied prospectively. SFAS No. 141(R) is effective for an entity’s fiscal year beginning after December 15, 2008, and early adoption is not permitted. Adoption of SFAS No. 141(R) is not expected to have a material effect on IBG, Inc.’s consolidated statements of financial condition, income or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 requires non-controlling (“minority”) interests in a reporting entity to be reported as a component of the entity’s stockholder’s equity. SFAS No. 160 is effective for an entity’s fiscal year beginning after December 15, 2008, and early adoption is not permitted. Adoption of SFAS No. 160 is not expected to have a material effect on IBG, Inc.’s consolidated statements of financial condition, income or cash flows.

3.  Trading Activities and Related Risks

IBG, Inc.’s trading activities include providing securities market making and brokerage services. Trading activities expose IBG, Inc. to market and credit risks. These risks are managed in accordance with established risk management policies and procedures. To accomplish this, management has established a risk management process that includes:

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

Equity Price Risk

Equity price risk arises from the possibility that equity security prices will fluctuate, affecting the value of equity securities and other instruments that derive their value from a particular stock, a defined basket of stocks, or a stock index. IBG, Inc. is subject to equity price risk primarily in securities owned and securities sold but not yet purchased. IBG, Inc. attempts to limit such risks by continuously reevaluating prices and by diversifying its portfolio across many different options, futures and underlying securities and avoiding concentrations of positions based on the same underlying security.

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

Credit Risk

IBG, Inc. is exposed to risk of loss if an individual, counterparty or issuer fails to perform its obligations under contractual terms (“default risk”). Both cash instruments and derivatives expose IBG, Inc. to default risk.  Credit risk is limited in that substantially all of the contracts entered into are settled directly at securities and commodities clearing houses and a small portion is settled through member firms and banks with substantial financial and operational resources.  IBG, Inc. has established policies and procedures for mitigating credit risk on principal transactions, including reviewing and establishing limits for credit exposure, maintaining collateral, and continually assessing the creditworthiness of counterparties.

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

For cash management purposes, IBG, Inc. enters into short-term securities purchased under agreements to resell and securities sold under agreements to repurchase transactions (“repos”) in addition to securities borrowing and lending arrangements, all of which may result in credit exposure in the event the counterparty to a transaction is unable to fulfill its contractual obligations. In accordance with industry practice, repos are collateralized by securities with a market value in excess of the obligation under the contract. Similarly, securities borrowed and loaned agreements are collateralized by deposits of cash. IBG, Inc. attempts to minimize credit risk associated with these activities by monitoring collateral values on a daily basis and requiring additional collateral to be deposited with or returned to IBG, Inc. when deemed necessary.

Concentrations of Credit Risk

IBG, Inc.’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of December 31, 2007, the Company did not have any concentrations of credit risk.

Off-Balance Sheet Risks

IBG, Inc. may be exposed to a risk of loss not reflected in the consolidated financial statements for certain derivative instruments, including equity options and futures products and for securities sold, but not yet purchased, which represent obligations of IBG, Inc. to deliver specified securities at contracted prices, which may create a liability to repurchase them in the market at prevailing prices. Accordingly, these transactions result in off-balance sheet risk as IBG, Inc.’s cost to liquidate such securities, options and futures contracts may exceed the amount reported in IBG, Inc.’s consolidated statements of financial condition.

4.  Initial Public Offering and Recapitalization

On May 3, 2007, IBG, Inc. priced its initial public offering of shares of Common Stock. In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Such transactions are collectively referred to herein as the “Recapitalization.” IBG Holdings LLC wholly owns all Class B common stock, which common stock has voting rights in proportion to its ownership interests in IBG LLC, approximately 89.7% as of December 31, 2007.

The consolidated financial statements reflect the historical results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC from and after May 4, 2007. Prior to May 4, 2007, the consolidated financial statements included herein represent the consolidated financial statements of the Group. The historical consolidated financial statements do not reflect what the financial position, results of operations or cash flows of IBG, Inc. or the Group would have been had these companies been stand-alone public companies for the periods presented. Specifically, the historical financial statements of the Group do not give effect to the following matters:

•                  the Recapitalization;

•                  U.S. corporate federal income taxes, since the Group operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. Historically, the Group’s income was not subject to U.S. federal income taxes. Taxes related to income earned by partnerships represent obligations of the individual partners. Prior to May 4, 2007, income taxes reported on the  consolidated statements of income were primarily attributable to taxes incurred by non-U.S. entities. Outside the United States, the Group principally operates through subsidiary corporations and is subject to local income taxes. Foreign income taxes paid on dividends received are also reported as income taxes. Prior to May 4, 2007, state and local income taxes reported in the consolidated statements of income represent taxes assessed by jurisdictions that do not recognize the Group’s limited liability company status. Subsequent to the IPO, the  consolidated financial statements of IBG, Inc. include U.S. federal and state income taxes on its allocable share of the taxable income of the Group, giving effect to the post-IPO structure; and

•                  minority interest reflecting IBG Holdings LLC’s ownership of approximately 89.7% of the IBG LLC membership interests outstanding immediately after the IPO.

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

In connection with the consummation of the IPO, IBG Holdings LLC used the net proceeds to redeem 10.0% of members’ interests in IBG Holdings LLC in proportion to their interests. Immediately following the Recapitalization and IPO, IBG Holdings LLC owned approximately 90% of IBG LLC and 100% of IBG, Inc.’s Class B common stock, which has voting power in IBG, Inc. proportionate to the extent of IBG Holdings LLC’s ownership of IBG LLC.

The Exchange Agreement also provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from IBG Holdings LLC, which is expected to result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, holders of IBG Holdings LLC member interests will be able to request redemption of such member interests over an eight (8) year period following the IPO; 12.5% annually for seven (7) years and 2.5% in the eighth year. The primary manner in which the redemption price is expected to be paid is from the proceeds from sales of additional shares of Common Stock. Three hundred sixty (360) million shares of authorized Common Stock have been reserved for such future sales.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc. the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. A deferred tax asset of $380,785 was recorded as of the IPO date, to be amortized as additional deferred income tax expense over 15 years. IBG, Inc. also entered into an agreement (the “Tax Receivable Agreement”) with IBG Holdings LLC to pay IBG Holdings LLC (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of the tax basis increase. As of the IPO date, a payable to IBG Holdings LLC of $323,668 was recorded by IBG, Inc. Amounts payable under the Tax Receivable Agreement are subject to repayment to IBG Holdings LLC annually upon the filing of IBG, Inc.’s federal income tax return. The remaining 15%, $57,117, has been accounted for as a permanent increase to additional paid-in capital in the consolidated statement of financial condition.

Post-IPO Capital Structure

                Upon consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure includes Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As described previously in Note 2 and in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of IBG Holdings LLC’s ownership of IBG LLC. At December 31, 2007, 1,000,000,000 shares of Class A common stock are authorized, of which 43,270,823 shares have been issued and 40,143,760 shares are outstanding. Class B common stock is comprised of 100 authorized shares, of which 100 shares are issued and outstanding. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of December 31, 2007.

Earnings per Share

Historical earnings per share information is not applicable for reporting periods prior to the consummation of the IPO. Net income available for common stockholders of $48,160 is the net income earned by IBG, Inc. on its interest in the Group for the period from May 4, 2007 through December 31, 2007, net of the provision for income taxes for the periods.

The Company’s net income for the year ended December 31, 2007 consists of the following:

Year ended December 31, 2007
Net income allocable to members of IBG LLC
(for the period January 1, 2007 through May 3, 2007)	$252,332

Net income available for common stockholders
(for the period May 4, 2007 through December 31, 2007)	48,160

$300,492

The below table contains a reconciliation of net income before minority interest to net income available for common stockholders:

Year ended December 31, 2007
Income before income taxes	$931,569
Income tax expense	63,037

Net income before minority interest	868,532

Net income allocable to members of IBG LLC (for the period January 1, 2007 through May 3, 2007)	(252,332)

Minority interest subsequent to May 3, 2007	(568,040)

Net income available for common stockholders (for the period May 4, 2007 through December 31, 2007)	$48,160

The calculation of basic and diluted earnings per share is described below:

Basic earnings per share are calculated utilizing net income available for common stockholders commencing from May 4, 2007, divided by the weighted average number of shares of Class A and Class B common stock outstanding from May 4, 2007 through December 31, 2007:

Period from May 4, 2007 through December 31, 2007
Basic earnings per share:

Net income available for common stockholders	$48,160

Weighted average shares of common stock outstanding:
Class A	40,153,506
Class B	100

40,153,606

Basic earnings per share	$1.20

Diluted earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average percentage of IBG LLC interests owned by IBG, Inc. (approximately 10.3%) to arrive at an amount of net income that would be available for common stockholders on a fully-diluted basis if all member interests in IBG LLC currently held by IBG Holdings LLC had been sold to IBG, Inc. and an equivalent number of shares of Common Stock had been issued by IBG, Inc..  This resulting net income is divided by the weighted average total number of shares of Class A and Class B common stock that would be outstanding if such a transaction had occurred, and includes shares of Common Stock issued and issuable pursuant to the 2007 ROI Unit Stock Plan and shares of Common Stock issued under the 2007 Stock Incentive Plan (Note 12).

Period from May 4, 2007 through December 31, 2007
Diluted earnings per share:

Net income available for common stockholders	$467,304

Weighted average shares of common stock outstanding:
Class A:
Issued and outstanding	40,153,506
Assumed issuance in exchange for remaining interests in IBG LLC	360,000,000
Issuable pursuant to 2007 ROI Unit Stock Plan	1,174,238
Class B	100

401,327,844

Diluted earnings per share	$1.16

5.   Financial Instruments Owned and Sold, But Not Yet Purchased, at Fair Value

Financial instruments owned and sold, but not yet purchased consisted of securities, at quoted market prices, as follows at December 31:

	2007		2006
		Sold, But Not		Sold, But Not
	Owned	Yet Purchased	Owned	Yet Purchased

Stocks	$8,594,567	$6,247,069	$10,596,252	$9,761,798
Options	7,354,818	8,068,721	4,597,737	5,022,253
U.S. and foreign government obligations	727,453	—	494,362	—
Warrants	98,357	—	83,322	—
Corporate bonds	6,521	63	4,862	54
Discount certificates	75,797	—	41,040	1,408
Currency forward contracts	—	—	227	104

	$16,857,513	$14,315,853	$15,817,802	$14,785,617

6.   Collateral

The Company enters into securities borrowing and lending transactions and agreements to repurchase and resell securities to finance trading inventory, to obtain securities for settlement and to earn residual interest rate spreads.  In addition, the Company’s customers pledge their securities owned to collateralize margin loans.  Under these transactions, the Company either receives or provides collateral, including equity, corporate debt and U.S. government securities.  Under many agreements, the Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties to cover short positions.  At December 31, 2007 and 2006, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was approximately $9.4 and $11.5 billion, respectively, of which $7.0 and $10.4 billion, respectively, had been repledged or resold.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.  At December 31, 2007, substantially all government obligations owned were pledged to clearing organizations.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at December 31, 2007and 2006 consisted of the following:

	2007	2006
Stocks	$5,111,447	$7,837,561
U.S. and foreign government obligations	727,453	494,362

	$5,838,900	$8,331,923

7.   Investments

The Company’s investment in Boston Options Exchange, LLC (“BOX”), which is accounted for under the equity method of accounting, had a carrying value of $6,867 and $5,054 as of December 31, 2007 and 2006, respectively.  Income earned from transactions executed through BOX of $959, $1,824 and $2,469 for the years ended December 31, 2007, 2006, and 2005, respectively, is reported as market maker incentives, a component of other income (Note 11).  BOX exchange fees for the years ended December 31, 2007, 2006 and 2005 were $4,182, $7,766 and $6,889, respectively, and are included in execution and clearing expenses in the consolidated statements of income.  As of December 31, 2007 and 2006, receivables from BOX were $108 and $232, respectively, and exchange fees payable to BOX were $880 and $1,112, respectively.  These amounts are included in other assets and in accounts payable, accrued expenses and other liabilities, respectively, in the consolidated statements of financial condition.

In 2006 strategic investments totaling $29,250 were made in electronic trading exchanges OneChicago LLC, ISE Stock Exchange, LLC and CBOE Stock Exchange, LLC.  These investments are accounted for under the equity method of accounting.  As of December 31, 2007, the carrying value of the Company’s investments in these three exchanges were $17,864, $3,170 and $4,916, respectively.  As of December 31, 2006, the carrying value of these investments were $19,083, $3,980 and $5,000, respectively.

In December 2006, $10 million was loaned to W.R. Hambrecht + Co., Inc. (“Hambrecht”) under a senior secured promissory note at the rate of 15% maturing on January 23, 2007, which maturity was subsequently extended to February 5,

2007.  This promissory note was reported at par in the consolidated statement of financial condition as of December 31, 2006.  On February 5, 2007, as the promissory note matured, the Group exercised its option, included in the note, to reduce the interest rate to 6% in exchange for warrants to purchase Series C common stock of Hambrecht at $0.01 per share representing 4.01% of the fully diluted common shares of Hambrecht’s capital stock.

On February 5, 2007, the Group exchanged the matured promissory note for a three-year senior secured promissory note (“2007 Note”) increasing the total loaned to Hambrecht to $16 million, and received warrants to purchase Series C common stock of Hambrecht at $0.01 per share representing 16.00% of the fully diluted common shares of Hambrecht’s capital stock and two seats on Hambrecht’s board of directors.  On March 29, 2007, the Group loaned an additional $3.2 million to Hambrecht under this note and received warrants to purchase Series C common stock of Hambrecht at $0.01 per share representing an additional 5.47% of the fully diluted common shares of Hambrecht’s capital stock.  The 2007 Note bears interest at a rate of 8% and the loans mature on February 5, 2010 and March 29, 2010, respectively, subject to redemption by Hambrecht at any time and by the Group in the event of a fundamental change in Hambrecht, as defined in the 2007 Note agreements.  As of December 31, 2007, the Company held an aggregate interest in Hambrecht warrants equivalent to 25.86% of Hambrecht.  This investment in Hambrecht warrants, which is accounted for under the equity method of accounting, had a carrying value of $2,939 at December 31, 2007.

8.   Short-Term Borrowings

Short-term borrowings consist primarily of collateralized borrowing facilities with clearing banks in multiple currencies that bear interest at fluctuating overnight rates based on interbank funds rates prevailing in the respective currencies.  In addition, the Group has available secured and unsecured overnight bank loan facilities.  All short-term borrowings outstanding at December 31, 2007 and 2006 were either repaid on the next business day or rolled forward and, accordingly, their carrying values approximated their fair values.

As of December 31, 2007 and 2006, short-term borrowings consisted of:

	2007		2006
	Principal	Weighted Average Rates	Principal	Weighted Average Rates
Overnight borrowing facilities	$1,067,098	2.66%	$1,137,752	4.69%
Unsecured bank loans	197,238	5.29%	147,320	4.44%
Secured bank loans	151,389	4.45%	—	n/a
Foreign currency sold	—	n/a	11,837	n/a

	$1,415,725		$1,296,909

Interest expense on short term borrowings for each of the three years ended December 31, 2007, 2006 and 2005 was $40,345, $29,768 and $11,537, respectively.

9.   Senior Notes Payable

At December 31, 2007 and 2006, IBG LLC had $160,456 and $150,598, respectively, of 7% senior notes outstanding, which were privately placed to certain qualified customers of IB LLC.  All of the senior notes outstanding at December 31, 2007 have either a 15-month or an 18-month maturity.  IBG LLC may, solely at its option, redeem the senior notes at any time on or after a specified date in the third month or the sixth month, respectively, after the date on which the senior notes are issued and sold (the “Optional Redemption Date”), at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued interest.  Historically, IBG LLC has redeemed these senior notes at their Optional Redemption Dates.  The carrying value of the senior notes approximates their fair value since they are short-term in nature.  In 2007 and 2006, IBG LLC redeemed $448,888 and $526,530 of senior notes, which included $150,598 and $164,666 of senior notes issued in 2006 and 2005, respectively.  During the period from January 1 through March 14, 2008, total senior notes issued were $84,289, and senior notes issued in 2007 which were redeemed totaled $76,252, respectively.  Interest expense on senior notes was $10,762, $13,159 and $11,558 for the years ended December 31, 2007, 2006 and 2005, respectively.

10.   Senior Secured Credit Facility

In May 2006, the Group entered into a 3-year $300 million revolving credit facility with a syndicate of banks, under which facility $300 million and $150 million was outstanding at December 31, 2007 and 2006, respectively.  As of December 31, 2007, the interest rate on $150 million of this facility, indexed to LIBOR, was 5.43%, and the interest rate on the remaining $150 million, indexed to the overnight Fed Funds rate, was 5.025%.  Subsequent to December 31, 2007, at its option, IBG LLC elected to index the entire facility to the overnight Fed Funds rate.  The carrying value of the senior secured credit facility approximates its fair value since borrowings under the facility could be paid down at any time from available funds, making such borrowings short-term in nature.  The facility is secured by a first priority interest in all of the capital stock of each entity owned directly by IBG LLC (subject to customary limitations with respect to foreign subsidiaries), and loans and advances to, and other intercompany obligations owed by, each entity owned directly or indirectly by IBG LLC.

The financial covenants on the Group under the terms of the senior secured credit facility are:

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

Interest expense on the senior secured credit facility for the years ended December 31, 2007 and 2006 was $11,363 and $5,712, respectively, which includes commitment fees on the facility.  As of December 31, 2007, the Group was in compliance with all of the covenants under this credit facility.

11.  Other Income

The components of other income for years ended December 31 2007, 2006 and 2005 are:

	2007	2006	2005
Payments for order flow	$61,695	$60,189	$19,987
Market data fees	12,561	9,036	6,061
Market maker incentives	7,372	4,133	7,994
Gains on restricted securities	5,001	6,603	15,669
(Loss) income from equity investments	(1,904)	(337)	1,312
Other, net	7,284	5,614	2,369
	$92,009	$85,238	$53,392

Payments for order flow are earned from various options exchanges based upon options trading volume originated by the Operating Companies.  Market data fees are charged to customers based upon market data services provided.  Various exchanges pay the Company market maker incentives for its market making efforts on those exchanges.  Gains on restricted securities are primarily generated when the Company has investments in securities on which there are restrictions from trading.  Such securities are valued at cost until such time as the trading restrictions lapse and such securities become freely tradable, at which time the securities are marked to market.

12.   Defined Contribution and Employee Incentive Plans

Defined Contribution Plan

The Group offers substantially all employees of U.S.-based Operating Companies who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code.  The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement.  This plan provides for the Group to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings.  The employee is vested in the matching contribution incrementally over six years.  Included in employee compensation and benefits expenses in the consolidated statements of income are $1,519, $1,203 and $1,172 of plan contributions for the years ended December 31, 2007, 2006 and 2005, respectively.

Return on Investment Dollar Units (“ROI Dollar Units”)

From 1998 through January 1, 2006, IBG LLC granted all non-member employees ROI Dollar Units, which are redeemable under the amended provisions of the plan, and in accordance with regulations issued by the Internal Revenue Service (Section 409A of the Internal Revenue Code).  Upon redemption, the grantee is entitled to accumulated earnings on the face value of the certificate, but not the actual face value.  For grants made in 1998 and 1999, grantees may redeem the ROI Dollar Units after vesting on the fifth anniversary of the date of their grant and prior to the tenth anniversary of the date of their grant.  For grants made between January 1, 2000 and January 1, 2005, grantees must elect to redeem the ROI Dollar Units upon the fifth, seventh or tenth anniversary date.  These ROI Dollar Units will vest upon the fifth anniversary of the date of their grant and will continue to accumulate earnings until the elected redemption date.  For grants made on or after January 1, 2006, all ROI Dollar Units shall vest on the fifth anniversary date of their grant and will be automatically redeemed.  Subsequent to the IPO, no additional ROI Dollar Units have been or will be granted, and non-cash compensation to employees will consist primarily of grants of shares of Common Stock as described below under “2007 Stock Incentive Plan.”

As of December 31, 2007 and 2006, payables to employees for ROI Dollar Units were $21,710 and $39,644, respectively, of which $7,019 and $14,003, respectively, were vested.  These amounts are included in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition.  Compensation expense for the ROI Dollar Unit plan, included in the consolidated statement of income, was $8,368, $15,623 and $10,304 for the years ended December 31, 2007, 2006 and 2005, respectively.

2007 ROI Unit Stock Plan

In connection with the IPO, IBG, Inc. adopted the Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan (the “ROI Unit Stock Plan”).  Under this plan, certain employees of the Group who held ROI Dollar Units, at the employee’s option, elected to invest their ROI Dollar Unit accumulated earnings as of December 31, 2006 in shares of Common Stock.  An aggregate of 1,271,009 shares of Common Stock (consisting of 1,250,000 shares issued under the ROI Unit Stock Plan and 21,009 shares under the 2007 Stock Incentive Plan, as described below), with a fair value at the date of grant of $38,143, were issued to IBG LLC, to be held as Treasury stock, and were distributed or are distributable to employees in accordance with the following schedule, subject to the conditions below:

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

Of the fair value at the date of grant, $17,806 represented the accumulated ROI Dollar Unit value elected to be invested by employees in Common Stock and such amount was accrued for as of December 31, 2006.  The remainder will be ratably accrued as compensation expense by the Group from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule.  Compensation expense for the 2007 ROI Unit Stock Plan and related grants under the 2007 Stock Incentive Plan, net of the effect of forfeitures, included in the consolidated statement of income subsequent to the IPO through December 31, 2007 was $1,484.

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

On the date of the IPO, 187,953 shares, valued at $5,640, were distributed to employees.  During the third quarter of 2007, 45,857 shares valued at $1,376 were purchased by IBG, Inc. from employees in connection with those employees’ elections to sell a portion of their shares in order to meet their personal income tax obligations incurred as a result of share distributions.  Shares purchased have been recorded as Treasury Stock.

On July 31, 2007 the Company granted an additional 16,665 shares of Common Stock to certain employees, with a fair value at the date of grant of $404.  10% of these shares were distributed to the employees during the 4th quarter of 2007 with the remaining shares to be distributed on the following six anniversaries of the IPO with other Stock Incentive Plan grants made during 2007 under the aforementioned distribution schedule.

Compensation expense for grants made during 2007 under the Stock Incentive Plan, net of the effect of forfeitures, included in the consolidated statement of income subsequent to the IPO through December 31, 2007 was $637.

Estimated future grants under the Stock Incentive Plan will be accrued for ratably during each year under the SFAS No. 123(R) “Graded Vesting” method.  Compensation expense recognized in the consolidated statement of income for the year ended December 31, 2007, including amounts accrued under pre-IPO incentive plan formulas, for grants awarded on January 1, 2008, was $11,143.  Of this amount, $1,675 was recorded subsequent to the IPO through December 31, 2007.

For the year ended December 31, 2007, the Company granted awards with a fair value at the date of grant of $32,876.  1,055,206 shares of Common Stock were issued to IBG LLC as of December 31, 2007.  These shares of Common Stock are being held as Treasury Stock, and will be distributed to employees in accordance with the following schedule:

•                  10% on the anniversary of the IPO; and

•                  an additional 15% on each of the next six anniversaries of the date of the IPO, assuming continued employment with IBG, Inc. and compliance with non-competition and other applicable covenants.

                Shares granted under the 2007 ROI Unit Stock Plan and the Stock Incentive Plan are subject to forfeiture in the event an employee ceases employment with the Company.  The plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post-employment provisions will forfeit 50% of unvested previously granted shares unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested shares previously granted.  Distributions of remaining shares to former employees will occur on the anniversary of the IPO following the discontinuation of employment over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year.

                The following is a summary of Stock Plan activity for the period from May 4, 2007 through December 31, 2007:

	2007 Stock Incentive Plan Shares	2007 ROI Unit Stock Plan Shares
Balance, May 3, 2007	—	—
Granted, including 2007 year-end grants	2,020,823	1,250,000
Forfeited by employees	(9,816)	(2,714)
Distributed to employees	(94,263)	(95,354)
Balance, December 31, 2007	1,916,744	1,151,932

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

13.   Income Taxes

Income tax expense for the year ended December 31, 2007 differs from the U.S. federal statutory rate (35% for each of the three years ended December 31, 2007) due to the differing effective tax rates in foreign, state and local jurisdictions where certain operating companies are subject to corporate taxation.  Income tax expense for the years ended December 31, 2006 and 2005 differs from the U.S. Federal statutory rate primarily due to IBG LLC’s status as a limited liability company, which qualifies it as a partnership for Federal income tax purposes.  Therefore, no Federal income taxes are recognized by the Group, as described in Note 2.

Subsequent to May 4, 2007, income tax expense reflects the combined effective tax rates where the company is subject to corporate taxation.  Prior to May 4, 2007, income tax expense reflects effective tax rates in foreign state and local jurisdictions where certain Operating Companies are subject to corporate taxation.

Deferred income taxes arise due to the amortization of the deferred tax asset recognized in connection with the IPO (Note 4), mark to market and lower of cost or market valuation of THE’s financial assets and liabilities and temporary differences arising from the deductibility of compensation and depreciation expenses in different time periods for book and tax return purposes. For the three years ended December 31, 2007, 2006 and 2005, the provision for income taxes consisted of:

	2007	2006	2005
Current:
Federal	$5,133	$—	$—
State and local	824	871	710
Foreign	50,001	27,108	16,000
Total current	55,958	27,979	16,710

Deferred:
Federal	11,372	—	—
State and local	—	—	—
Foreign	(4,293)	(587)	17,068
Total deferred	7,079	(587)	17,068

	$63,037	$27,392	$33,778

A reconciliation of the statutory U.S. Federal income tax rate of 35% to the Group’s effective tax rate is set forth below:

	2007	2006	2005
U.S. Statutory Tax Rate	35.0%	35.0%	35.0%
Rate benefit attributable to minority interest	-21.3%	—	—
State, local and foreign taxes, net of federal benefit	2.6%	3.6%	5.9%
Rate benefit as a limited liability company prior to IPO	-9.5%	-35.0%	-35.0%

	6.8%	3.6%	5.9%

Significant components of the Company’s deferred tax assets (liabilities), which are respectively reported in other assets and in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition, as of December 31, 2007 and 2006 were as follows:

	2007	2006
Deferred tax assets:
Deferred tax asset arising from IPO	$369,748	$—
Deferred compensation	818	—
Other	393	—
Total deferred tax assets	$370,959	$—

Deferred tax liabilities:
Foreign, primarily THE	$(29,429)	$(33,392)
Other	(2,600)	—
Total deferred tax liabilities	(32,039)	(33,392)

Net deferred tax assets (liabilities)	$338,930	$(33,392)

As of and for the year ended December 31, 2007, the Company had no unrecognized tax liabilities as defined under FIN No. 48. U.S. entities are subject to tax jurisdiction audits for the years 2004 through 2007.  Foreign entities’ income tax returns are generally accepted when filed, but the previous two years (2006 and 2007) are subject to audit.

14.  Property and Equipment

Property and equipment which are included in other assets in the consolidated statements of financial condition and are comprised of leasehold improvements, computer hardware, software developed for the Group’s internal use and office furniture and equipment, at December 31 consisted of:

	2007	2006
Leasehold improvements	$7,083	$7,836

Computer equipment	13,086	8,762
Internally developed software	51,238	27,657
Office furniture and equipment	5,387	4,507
	76,794	48,762
Less - accumulated depreciation and amortization	(41,322)	(27,284)

Property and equipment , net	$35,472	$21,478

Depreciation and amortization of $12,068, $11,522 and $10,888 for the years ended December 31, 2007, 2006 and 2005, respectively, is included in occupancy, depreciation and amortization expenses in the consolidated statements of income.

15.  Commitments, Contingencies and Guarantees

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

On January 14, 2008, the Company was named as a defendant in a purported shareholder class action lawsuit alleging that the Company violated Sections 11 and 12(a)(2) of the Securities Act by issuing a Registration Statement and Prospectus in connection with its initial public offering that contained false and misleading statements or omitted material facts concerning losses suffered by the Company in connection with trading in options of Altana AG on the German stock market.  A lead plaintiff was appointed on March 14, 2008, and an amended complaint was served on or about March 24, 2008.  The amended complaint adds the Company’s founder and chief executive officer, Thomas Peterffy, as a defendant.  The amended complaint asserts claims against the Company under Sections 11 and 12(a)(2) of the Securities Act, and against Mr. Peterffy under Sections 11 and 15 of the Securities Act, based on the allegations that the Registration Statement failed to disclose $25 million in trading losses in the first quarter of 2007 that resulted from unusually high volume in advance of certain corporate announcements as well as the alleged failure to disclose the losses in trading options of Altana AG.  Defendants believe the action is without merit and intend to defend themselves vigorously.  In the opinion of management, after consultation with counsel, the resolution of this matter and all other ongoing legal proceedings will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of IBG, Inc.  IBG, Inc. accounts for potential losses related to litigation in accordance with SFAS No. 5 “Accounting for Contingencies.”

As of December 31, 2007 and December 31, 2006, reserves provided for potential losses related to litigation matters were not material.

Leases

Operating Companies have non-cancelable operating leases covering office space. All but one of the office space leases are subject to escalation clauses based on specified costs incurred by the respective landlords and contain renewal elections. Rent expense calculated on a straight-line basis for the Group was $7,326, $6,156 and $5,457 for the years ended December 31, 2007, 2006 and 2005, respectively, and is reported in occupancy, depreciation and amortization expenses in the consolidated statements of income. In November 2005, the leases on the primary U.S. office space for the Group and its affiliates were renegotiated through January 2014, with renewal options through January 2026. As of December 31, 2007, the Group’s minimum annual lease commitments are as follows:

Year
2008	$8,600
2009	7,453
2010	7,057
2011	7,173
2012	6,886
Thereafter	12,273

$49,442

Guarantees

Certain of the Operating Companies provide guarantees to securities clearing houses and exchanges which meet the accounting definition of a guarantee under FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Under the standard membership agreement, members are required to guarantee collectively the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. In the opinion of management, the Operating Companies’ liability under these arrangements is not quantifiable and could exceed the cash and securities they have posted as collateral. However, the potential for these Operating Companies to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried on the  consolidated statements of financial condition for these arrangements.

In connection with its retail brokerage business, IB LLC performs securities and commodities execution, clearance and settlement on behalf of its customers for whom it commits to settle trades submitted by such customers with the respective clearing houses. If a customer fails to fulfill its obligation, IB LLC must fulfill the customer’s obligation with the trade counterparty. No contingent liability is carried on the consolidated statements of financial condition for such customer obligations.

IB LLC is fully secured by assets in customers’ accounts and any proceeds received from securities and commodities transactions entered into by IB LLC on behalf of customers. No contingent liability is carried on the consolidated statements of financial condition for these fully collateralized transactions.

Other Commitments

Certain clearing houses and clearing banks and firms used by certain Operating Companies are given a security interest in certain assets of those Operating Companies held by those clearing organizations. These assets may be applied to satisfy the obligations of those Operating Companies to the respective clearing organizations.

16.  Segment and Geographic Information

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

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues, income before income taxes and minority interest for the three years ended December 31, 2007 and to total assets as of December 31, 2007 and 2006 were:

	Year ended December 31,
	2007	2006	2005
Net revenues:
Market making	$1,031,168	$954,729	$738,412
Electronic brokerage	425,142	298,390	185,354
Corporate and eliminations	11,852	(710)	5,342

Total net revenues	$1,468,162	$1,252,409	$929,108

Income before income taxes:
Market making	$719,771	$662,823	$505,258
Electronic brokerage	197,871	98,612	59,317
Corporate and eliminations	13,927	126	4,723

Total income before income taxes and minority interest	$931,569	$761,561	$569,298

	December 31,	December 31,
	2007	2006
Segment assets:
Market making	$26,914,815	$28,007,880
Electronic brokerage	8,935,387	4,761,244
Corporate and eliminations	(1,308,116)	(688,606)

Total assets	$34,542,086	$32,080,518

                IBG, Inc. operates its automated global business in U.S. and international markets on more than 70 exchanges and market centers. A significant portion of IBG, Inc.’s net revenues are generated by consolidated subsidiaries operating outside the United States. International operations are comprised of market making and electronic brokerage activities in 25 countries in Europe, Asia and North America (outside the United States). The following table presents total net revenues and income before income taxes and minority interest by geographic area for the three years ended December 31, 2007:

	Year Ended December 31,
	2007	2006	2005
Net revenues:
United States	$994,847	$986,720	$615,223
International	462,643	264,991	308,714
Corporate and eliminations	10,672	698	5,171

Total net revenues	$1,468,162	$1,252,409	$929,108

Income before income taxes:
United States	$642,665	$642,644	$363,880
International	276,164	117,460	200,852
Corporate and eliminations	12,740	1,457	4,566

Total income before income taxes and minority interest	$931,569	$761,561	$569,298

17.  Regulatory Requirements

At December 31, 2007, aggregate excess net capital for all of the Operating Companies was $2,044,630.

TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the CFTC’s minimum financial requirements (Regulation 1.17). At December 31, 2007, TH LLC had net capital of $882,283, which was $866,025 in excess of required net capital of $16,258, and IB LLC had net capital of $427,311, which was $366,937 in excess of required net capital of $60,374.

THE is subject to the Swiss National Bank eligible equity requirement. At December 31, 2007, THE had eligible equity of $929,627, which was $616,670 in excess of the minimum requirement of $312,957.

THSHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, THA is subject to the Australian Stock Exchange liquid capital requirement, THC and IBC are subject to the Investment Dealers Association of Canada risk-adjusted capital requirement and IBUK is subject to the U.K. Financial Services Authority financial resources requirement.

At December 31, 2007, all of the Operating Companies were in compliance with their respective regulatory capital requirements.

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain entities within IBG, Inc. are subject to other regulatory restrictions and requirements.

18.  Related Party Transactions

On June 28, 2007, THE and The TP Holdings Limited Partnership (“TP Holdings”), an affiliated entity of Thomas Peterffy, entered into a Claims Purchase Agreement. Pursuant to the agreement, THE sold to TP Holdings for cash of $37,000 certain claims arising from an unusual trading loss of approximately $37,000 that occurred on a German exchange in May 2007. Under the terms of the Claims Purchase Agreement, in the event that TP Holdings collects an amount in excess of the purchase price plus out-of-pocket expenses, it will remit such excess amount to THE. This transaction was approved by IBG, Inc.’s Audit Committee of its board of directors. The trading loss is reported in trading gains in the consolidated statement of income. Because the recovery of the loss was received from an affiliate, the payment to THE has been accounted for as a capital contribution, $3,813 is recorded as an increase to additional paid in capital, with the remainder recorded as an increase to minority interest.

Included in payable to customers in the accompanying  consolidated statement of financial condition as of December 31, 2007 are director and officer account balances of $862,900.

19.  Subsequent Event

                On January 14, 2008, IBG LLC paid a dividend to its members of $36,840, of which IBG, Inc.’s pro rata allocation was $3,797.

SUPPLEMENTARY DATA

Quarterly results (unaudited)

The Company’s unaudited quarterly results for 2007 reflect the consolidated operating results of IBG LLC and its subsidiaries prior to May 4, 2007 and reflect the consolidated operating results of IBG, Inc. and its subsidiaries from May 4, 2007 through December 31, 2007. The Company’s unaudited quarterly results for 2006 reflect the consolidated operating results of IBG LLC and its subsidiaries.

(In millions except per share data)

	2007 Quarter
	First	Second	Third	Fourth

Revenues	$464.3	$438.3	$587.9	$532.9
Interest expense	133.6	143.5	142.7	135.4
Net revenues	330.7	294.8	445.2	397.5
Non-interest expenses:
Execution and clearing	90.1	81.4	85.2	79.0
Employee compensation and benefits	32.8	28.9	31.0	26.1
Other	17.5	19.8	21.1	23.7
Total non-interest expenses	140.4	130.1	137.3	128.8
Income before income taxes and minority interest	190.3	164.7	307.9	268.7
Income tax expense	6.1	5.4	27.3	24.2
Minority interest	0.0	(84.1)	(258.4)	(225.6)
Net income	$184.2	$75.2	$22.2	$18.9

Basic earnings per share		$0.17	$0.55	$0.47
Diluted earnings per share		$0.17	$0.53	$0.46

	2006 Quarter
	First	Second	Third	Fourth

Revenues	$422.40	$403.5	$474.3	$436.6
Interest expense	93.8	112.7	134.5	143.4
Net revenues	328.6	290.8	339.8	293.2
Non-interest expenses:
Execution and clearing	71.3	82.8	76.7	82.5
Employee compensation and benefits	28.7	27.1	28.3	26.0
Other	13.2	16.5	14.7	23.0
Total non-interest expenses	113.2	126.4	119.7	131.5
Income before income taxes and minority interest	215.4	164.4	220.1	161.7
Income tax expense	9.2	6.5	5.8	5.9
Net income	$206.2	$157.9	$214.3	$155.8

Reconciliation between U.S. GAAP and pro forma financials for the years ended December 31, 2007 and 2006, presented as if we had been a public company for the entire period.

INTERACTIVE BROKERS GROUP, INC. AND SUBSIDIARIES

YEAR ENDED DECEMBER 31, 2006 PRO FORMA CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Year Ended December 31, 2006
	Historical	Adjustments	Pro Forma(1)
	(in millions, except share and per share data)
Statement of Income Data:
Revenues:
Trading gains	$805.1	$—	$805.1
Commissions and execution fees	174.4	—	174.4
Interest income	672.1	—	672.1
Other income	85.2	—	85.2

Total revenues	1,736.8	—	1,736.8

Interest expense	484.4	—	484.4

Total net revenues	1,252.4	—	1,252.4

Non-interest expenses:
Execution and clearing	313.3	—	313.3
Employee compensation and benefits	110.1	—	110.1
Occupancy, depreciation and amortization	22.7	—	22.7
Communications	12.6	—	12.6
General and administrative(2)	32.1	0.2	32.3

Total non-interest expenses	490.8	0.2	491.0

Income before income taxes and minority interest	761.6	(0.2)	761.4
Income tax expense(3),(4)	27.4	24.9	52.3
Minority interest(5)	—	(658.5)	(658.5)

Net income	$734.2	$(683.6)	$50.6

Earnings per share(6):
Basic			$1.26
Diluted			$1.22

Weighted average common shares outstanding
Basic			40,142,196
Diluted			401,317,851

See accompanying notes to unaudited pro forma consolidated statement of income.

INTERACTIVE BROKERS GROUP, INC. AND SUBSIDIARIES

YEAR ENDED DECEMBER 31, 2007 PRO FORMA CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Year Ended December 31, 2007
	Historical	Adjustments	Pro Forma(1)
	(in millions, except share and per share data)
Statement of Income Data:
Revenues:
Trading gains	$888.1	$—	$888.1
Commissions and execution fees	261.1	—	261.1
Interest income	782.2	—	782.2
Other income	92.0	—	92.0

Total revenues	2,023.4	—	2,023.4

Interest expense	555.2	—	555.2

Total net revenues	1,468.2	—	1,468.2

Non-interest expenses:
Execution and clearing	335.7	—	335.7
Employee compensation and benefits	118.8	—	118.8
Occupancy, depreciation and amortization	26.5	—	26.5
Communications	14.9	—	14.9
General and administrative(2)	40.5	0.2	40.7

Total non-interest expenses	536.4	0.2	536.6

Income before income taxes and minority interest	931.8	(0.2)	931.6
Income tax expense(3),(4)	46.0	25.2	71.2
Minority interest(5)	—	(794.4)	(794.4)

Net income	$885.8	$(819.8)	$66.0

Earnings per share(6):
Basic			$1.64
Diluted			$1.59

Weighted average common shares outstanding
Basic			40,142,474
Diluted			401,317,190

See accompanying notes to unaudited pro forma consolidated statement of income.

INTERACTIVE BROKERS GROUP, INC. AND SUBSIDIARIES

NOTES TO PRO FORMA CONSOLIDATED STATEMENTS OF INCOME

Represents adjustments to reflect the following:

(1)                                  Pro forma earnings per share calculations (i) include the restricted shares of Common Stock that have been issued or are to be issued pursuant to the 2007 ROI Unit Stock Plan and (ii) issuance of restricted shares of Common Stock pursuant to the 2007 Stock Incentive Plan, but excludes shares of Common Stock that are issuable in the future pursuant to the 2007 Stock Incentive Plan.

(2)                                  Adjusted for Delaware franchise taxes that will be payable, estimated at $0.165 million annually.

(3)                                  The income tax adjustments of $25.2 million and $24.9 million for the years ended December 31, 2007 and 2006, respectively, represent the sum of the current income tax expense adjustment for this period and the deferred income tax expense adjustment for this period (referenced in footnote 4 below).

(4)                                  Additional deferred income tax expense will be $25.4 million annually, resulting from the straight-line amortization of the deferred tax asset of $380.8 million arising from the acquisition of the 10.0% member interest in IBG LLC (see footnote 3 above) over 15 years.

(5)                                  Adjusted for the approximate 89.7% interest in IBG LLC that IBG Holdings LLC holds arising from the Recapitalization and the IPO, including initial share issuances pursuant to employee equity incentive plans (see footnote 1 above).  The adjustments are equal to approximately 89.7% of total net income for the twelve month periods presented.

(6)                                  Basic pro forma earnings per share are calculated based on 40.1 million shares of Common Stock and 100 shares of Class B common stock being outstanding, including 0.1 million shares issued pursuant to the 2007 Stock Incentive Plan and the 2007 ROI Unit Stock Plan.  Diluted earnings per share are calculated based on an assumed purchase by us of all remaining IBG LLC membership interests held by IBG Holdings LLC and the issuance by us of 360 million shares of Common Stock, resulting in a total of 401.3 million shares deemed outstanding as of the beginning of each period.  There is no impact on earnings per share for such purchase and issuance because 100% of net income before minority interest would be available to common stockholders as IBG Holdings LLC would no longer hold a minority interest, and the full difference between the book and tax basis of IBG LLC’s assets would also be available for reducing income tax expense.  Therefore, the net income utilized to calculate diluted earnings per share would be $640 million and $491 million for the years ended December 31, 2007 and 2006, respectively.

Diluted weighted average common shares outstanding of 401.3 million shares also includes 1.2 million shares of Common Stock to be issued pursuant to the 2007 ROI Unit Stock Plan.  Shares of Common Stock to be issued in connection with the 2007 Stock Incentive Plan have been excluded from diluted weighted average common shares outstanding because such shares are non-dilutive.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  IBG, Inc.’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that:

•                  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of IBG, Inc.;

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of IBG, Inc.’s management and directors; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of IBG, Inc.’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on management’s assessment and those criteria, management concluded that IBG, Inc. maintained effective internal control over financial reporting as of December 31, 2007.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2007 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

                Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our current directors and executive officers.

Name	Age	Position
Thomas Peterffy	63	Chairman of the Board of Directors, Chief Executive Officer and President
Earl H. Nemser	60	Vice Chairman and Director
Paul J. Brody	47	Chief Financial Officer, Treasurer, Secretary and Director
Thomas A. Frank	52	Executive Vice President and Chief Information Officer
Milan Galik	41	Senior Vice President, Software Development and Director
Lawrence E. Harris	51	Director

Thomas Peterffy.  Mr. Peterffy emigrated from Hungary to the United States in 1965.  After working for 10 years as a computer programmer, he became a member of the American Stock Exchange in 1977.  As an individual floor trader, he founded the firm which became our company.  As Chief Executive Officer and President, Mr. Peterffy is active in our day-to-day management.

Earl H. Nemser.  Mr. Nemser has been our Vice Chairman since 1988 and also serves as a director and/or officer for various subsidiaries of IBG LLC.  Mr. Nemser has served as Special Counsel to the law firm Dechert LLP since January 2005.  Prior to such time Mr. Nemser served as Partner at the law firms of Swidler Berlin Shereff Friedman, LLP from 1995 to December 2004 and Cadwalader, Wickersham & Taft LLP prior to 1995.  Please see “Transactions with Related Persons, Promoters and Certain Control Persons—Legal Representation.” in Part III, Item. 13 of this Annual Report on Form 10-K.  Mr. Nemser received a Bachelor of Arts degree in economics from New York University in 1967 and a Juris Doctor, magna cum laude, from Boston University School of Law in 1970.

Paul J. Brody.  Mr. Brody joined us in 1987 and has served as Chief Financial Officer since December 2003.  Mr. Brody serves as a director and/or officer for various subsidiaries of IBG LLC.  Mr. Brody also serves as a director of the Options Clearing Corporation, of which Timber Hill LLC and IB LLC are members.  Mr. Brody received a Bachelor of Arts degree in economics from Cornell University in 1982.

Thomas A. Frank.  Dr. Frank joined us in 1985 and has served since July 1999 as Executive Vice President and Chief Information Officer of Interactive Brokers LLC.  In addition, Dr. Frank has served as Vice President of Timber Hill LLC since December 1990.  Dr. Frank received a Ph.D. in physics from the Massachusetts Institute of Technology in 1985.

Milan Galik.  Mr. Galik joined us in 1990 as a software developer and has served since October 2003 as Senior Vice President, Software Development of IBG LLC.  In addition, Mr. Galik has served as Vice President of Timber Hill LLC since April 1998.  Mr. Galik received a Master of Science degree in electrical engineering from the Technical University of Budapest in 1990.

Lawrence E. Harris.  Dr. Harris is a professor of Finance and Business Economics at the University of Southern California, where he holds the Fred V.  Keenan Chair in Finance at the Marshall School of Business.  Dr. Harris also serves as a director of the Clipper Fund and as the research coordinator of the Institute for Quantitative Research in Finance.  Dr. Harris formerly served as Chief Economist of the U.S. Securities and Exchange Commission.  Dr. Harris received his Ph.D. in Economics from the University of Chicago, where he examined price-volume relations in securities markets.  He is an expert in the economics of securities market microstructure and the uses of transactions data in financial research.  He has written extensively about trading rules, transaction costs, index markets, and market regulation.  Dr. Harris is also the author of the widely respected textbook “Trading and Exchanges: Market Microstructure for Practitioners.”

Philip D. DeFeo passed away on November 29, 2007.  Mr. DeFeo was an independent director and Chairman of the Audit Committee.  We intend to appoint a replacement independent director at or prior to our next annual meeting of stockholders.

Our Board of Directors

Our board of directors currently consists of five directors, one of whom is an independent director.  Thomas Peterffy serves as Chairman of our board of directors.  We expect to appoint one other independent director by May 2, 2008 and another independent director on or prior to the date of our 2008 annual meeting of stockholders, in compliance with NASDAQ Global Select Market rules.

Committees of Our Board of Directors

Our board of directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.  The composition, duties and responsibilities of these committees are set forth below.  In the future, our board of directors may establish other committees, as it deems appropriate, to assist it with its responsibilities.  As a controlled company, we are not required by The NASDAQ Global Select Market to have a Compensation Committee or a Nominating and Corporate Governance Committee composed entirely of independent directors.

Audit Committee

Our Audit Committee is comprised of Dr. Lawrence E. Harris and Earl H. Nemser.  Dr. Harris is an independent director and the “audit committee financial expert” as defined in the SEC rules.  The Audit Committee will be comprised of all independent directors within one year of listing, in compliance with the phase-in periods available to companies listing on The NASDAQ Global Select Market in connection with an initial public offering.  Each member of the Audit Committee will be financially literate at the time such member is appointed.  The composition of the Audit Committee satisfies the independence and other requirements of The NASDAQ Global Select Market and the SEC.

The Audit Committee is responsible for, among other things:

•                  directly appointing, retaining, evaluating, compensating and terminating our independent registered public accounting firm;

•                  discussing with our independent registered public accounting firm auditors their independence from management;

•                  reviewing with our independent registered public accounting firm auditors the scope and results of their audit;

•                  pre-approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

•                  overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC; and

•                  reviewing and monitoring our accounting principles, policies and financial and accounting controls.

Compensation Committee

Our Compensation Committee is currently comprised of Thomas Peterffy (Chairman) and Earl H. Nemser. The primary responsibility of the Compensation Committee is to develop and oversee the implementation of our philosophy with respect to the compensation of our officers.

The Compensation Committee is responsible for, among other things:

•                  reviewing and recommending director compensation policies to the board of directors;

•                  making recommendations, at least annually, to the board of directors regarding our policies relating to the amounts and terms of all compensation of our executive officers; and

•                  administering and discharging the authority of the board of directors with respect to our equity plans.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is currently comprised of Thomas Peterffy.

The Nominating and Corporate Governance Committee is responsible for, among other things:

•                  selecting potential candidates to be nominated for election to the board of directors;

•                  recommending potential candidates for election to the board of directors;

•                  reviewing corporate governance matters; and

•                  making recommendations to the board of directors concerning the structure and membership of board committees.

IBG LLC Steering Committee

The management of IBG LLC and its subsidiaries is governed by a committee of our executive officers and certain other members of senior management, which we refer to as the steering committee.  The steering committee handles day-to-day and strategic management issues, and reports to the Chief Executive Officer of IBG LLC.

Code of Ethics

IBG, Inc.’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer, its Chief Financial Officer and its Controller.  Information relating to our Code of Business Conduct and Ethics is included in Part I, Item 1 of this Annual Report on Form 10-K.  We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or NASDAQ on the investor relations section of our website located at www.interactivebrokers.com/ir.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities.  Such persons are also required to provide us with copies of all such reports filed with the SEC.  Based solely upon the information supplied to us by these persons, we are required to report any known failure to file these reports within the specified period.  To our knowledge, based solely upon a review of the Section 16(a) reports furnished to us and the written representations of these reporting persons, these persons complied with all filing requirements in a timely fashion for fiscal year 2007.

Stockholder Proposals

There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors or submit other stockholder proposals for consideration at annual and special meetings of the stockholders of IBG, Inc. which procedures are set forth under Item 5 (Other Information), of the Quarterly Report on Form 10-Q filed by the Company with the SEC on June 15, 2007.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

We adhere to the philosophy that compensation of our executive officers should first and foremost be directly and materially linked to each executive officer’s individual performance and our overall performance.  The objectives of our executive compensation program are (1) to enhance our long-term value, (2) to assist us in attracting and retaining high quality talent, (3) to reward past performance and motivate future performance and (4) to align executive officers’ long-term interests with those of our shareholders.

Role of Executive Officers in Compensation Decisions

Prior to the IPO, employee performance had been reviewed and compensation changes had been recommended to IBG LLC’s Chairman and Chief Executive Officer (Thomas Peterffy) by members of the IBG LLC steering committee.  The Chairman and Chief Executive Officer had ultimately determined compensation for all employees and he remains significantly involved in all aspects of executive compensation, including his own executive compensation, as Chairman of a newly formed Compensation Committee.  Prior to the IPO, we had not operated with a Compensation Committee.  After consummation of the IPO, the Compensation Committee of our board of directors became responsible for overseeing the implementation of our philosophy and objectives with respect to the compensation of our executive officers and directors and administering all aspects of our compensation and benefit plans and programs.  The Compensation Committee is currently comprised of Thomas Peterffy (Chairman) and Earl H. Nemser.  As a controlled company, we are not required by The NASDAQ Global Select Market to have a Compensation Committee composed entirely of independent directors.  See “Risk Factors” in, Part I, Item 1A of this Annual Report on Form 10-K

Setting Executive Compensation

Historically, we have kept base salaries at a relatively modest level in comparison to salaries paid to senior executives at many other companies in our industry and have not sought to “benchmark” salaries to those of our competitors.  We have not utilized the services of a compensation consultant to date.  We leave decisions as to these matters to our Compensation Committee.

We compensate our executive officers through three primary sources: base pay, annual cash bonuses and equity incentives.  Using this approach, the base salary portion of the compensation of our executive officers is fixed; however, a substantial additional portion of total compensation is variable.  This practice ensures that our executive compensation packages include a combination of base pay and incentives that are appropriate and competitive in the relevant marketplace, as well as related to the individual’s performance and our performance.  Our executive officers have an average of 22 years tenure with us.

Our compensation program is designed to reward performance by tying a substantial portion of each executive officer’s total potential compensation to individual performance and our performance.  We evaluate individual and company performance in a qualitative fashion; we do not utilize specific financial or operating performance goals or targets in setting executive compensation.  Through its practice of granting equity awards, the compensation program also promotes and rewards an executive officer’s tenure and longevity with us, as well as the executive officer’s role in our financial performance.

We do not utilize a set formula for allocating compensation among the elements of total compensation.  The subjective decisions regarding the amount and mix of elements which comprise the compensation awarded to the executive officers are principally based upon an assessment of each executive’s leadership, performance and contribution to the achievement of our financial goals, as well as subjective judgments about each executive officer individually, rather than on rigid guidelines or formulas.  Key factors include the executive officer’s performance; the nature, scope and level of the executive officer’s responsibilities; and the executive officer’s contribution to our overall financial results.  The compensation of the executive officers who have the greatest ability to influence our performance is predominately performance-based, which is consistent with the overall compensation philosophy as described above.  The decisions concerning specific base compensation elements and the total compensation paid or awarded to our executive officers in fiscal year 2007 were made within this framework.  Specific individual and/or company performance goals or targets were not used.  In fiscal year 2007, the aggregated base salaries of our named executive officers constituted approximately 22% of their total aggregated compensation, bonuses constituted approximately 38%, and equity grants (as described below) constituted the remaining 40%.  We granted $3,750,000 worth of restricted shares of common stock to our named executive officers in connection with the IPO as part of their fiscal 2006 compensation and granted $4,850,000 worth of restricted shares of common stock in connection with our Stock Incentive Plan as part of their 2007 Compensation.  The individual allocations of compensation vary considerably from year to year.

Elements of Compensation

Although our senior executive officers and other key employees holding ownership interests in IBG LLC have benefited from the increased value of their ownership interests, they have historically received salary and performance-based bonuses and we expect to continue compensating them in this form.  We believe that in order to attract and retain highly effective people we must maintain a flexible compensation structure, including base salary, cash bonuses and equity-based compensation awards as described below.  As stated above, we do not utilize a specific formula for allocating compensation among the various elements of total compensation.  The relative amounts of bonus and equity-based compensation were determined in the discretion of our Chairman and Chief Executive Officer.

Base Salary.  Base pay is structured to ensure that our executive officers are fairly and equitably compensated.  Base pay is used to appropriately recognize and reward the experience and skills that employees bring to us and provides motivation for career development and enhancement.  Base pay is designed to ensure that all employees continue to receive a basic level of compensation that reflects any acquired skills that are competently demonstrated and are consistently used at work.

Base pay for our executive officers is initially established based on the scope of their responsibilities and the applicable competitive market compensation paid by other companies for similar positions and is reviewed annually after employment.  A single base salary level is established each year, applicable to all senior executive officers except our Chairman and Chief Executive Officer.  Because executive officers are partially and, sometimes, substantially compensated through the appreciation in their equity ownership, the base salary is kept at a relatively modest level in comparison to salaries generally believed to be paid to senior executives at many other firms in our industry.  An executive officer’s base pay is not dependent upon our achievement of performance goals.

Bonuses.  We maintain an executive cash bonus program to reward superior individual and financial performance for the year.  Each year, an executive cash bonus pool is established, from which we pay annual cash bonuses to our executive officers upon the direction of our Chairman and Chief Executive Officer.  Executive bonuses are based on individual performance and on the financial performance of the company, measured in a qualitative fashion.  Specific individual and/or company performance goals or targets have historically not been used.  Cash bonuses awarded to our executive officers in December 2007 for fiscal year 2007 performance ranged from approximately 0% to 833% of the executive officer’s 2007 base salary, amounting to an aggregate payout of $4,500,000, of which amount, our Chairman and Chief Executive Officer did not take a bonus.  The annual bonuses paid to our other executive officers for fiscal year 2007 performance are shown below in the Summary Compensation Table.

Long-Term Incentives.  We utilize long-term equity incentive awards to promote the success of each executive officer, motivate outstanding performance and encourage and reward employment longevity.  Senior executive officers and other key employees have historically been granted equity ownership interests in IBG LLC and continue to hold such interests through their ownership in IBG Holdings LLC.

We believe that compensation paid to executive officers should be closely aligned with our performance on a continuing and long-term basis and, thereby, with the interests of our shareholders.  Therefore, the Stock Incentive Plan, as discussed below, will provide for the granting of common stock to be issued over time and subject to continued employment.  It is not currently anticipated that we will grant, as part of executive compensation, stock appreciation rights or other forms of non-cash compensation except pursuant to the employee incentive plan described below.

Pursuant to policies set by the Compensation Committee, salary increases, bonuses and stock grants shall be awarded annually, following an evaluation of the individual’s and the company’s performance for the year.

Compensation for Executive Officers During 2007

As noted above, historically Mr. Peterffy, our Chairman and Chief Executive Officer, has ultimately determined compensation for all employees.  Mr. Peterffy has traditionally set his own compensation as salary capped at 0.2% of IBG LLC’s net income.  Historically, Mr. Peterffy has taken no bonus or long-term incentives as he believes that his 85% ownership of IBG Holdings LLC which, in turn, owns approximately 89.7% of IBG LLC, has provided sufficient incentive to align his interests with those of IBG LLC.  During 2007, Mr. Peterffy was paid a salary of $1,200,000 by IBG LLC and no bonus in accordance with these practices.  During 2008, Mr. Peterffy will be paid a salary of $1,300,000 by IBG LLC.  We believe that the ownership by Mr. Peterffy and affiliates, through ownership in IBG Holdings LLC, of a significant amount of the equity in IBG LLC aligns his interests with those of our Class A common stockholders.

Mr. Nemser’s compensation has historically included significantly lower overall compensation than the other executive officers, befitting the fact that Mr. Nemser works less than full-time with us, but his compensation has been mainly in salary and a small long-term incentive grant.  Mr. Peterffy has made this determination based on the assessments described above under “Setting Executive Compensation.”  During 2007, Mr. Nemser was paid a salary of $480,000 by IBG LLC and no bonus in accordance with these practices.  Mr. Nemser also received an award of $250,000 of common stock  under our Stock Incentive Plan in 2007.  During 2008, Mr. Nemser will be paid a salary of $492,000 by IBG LLC.

Messrs. Brody, Frank and Galik have historically been compensated in accordance with the policies discussed above under “Setting Executive Compensation” with a mixture of salary, bonus and long-term incentives.  Mr. Peterffy has made these determinations based on the assessments described above under “Setting Executive Compensation.”  Their 2007 base salary was $300,000, and each received an individual performance-based bonus.  Messrs. Brody, Frank and Galik received common stock awards under our Stock Incentive Plan valued at $1,000,000, $600,000 and $3,000,000, respectively, for the year ended, December 31, 2007.  Their 2008 base salary has been increased to $312,000.  Each of Messrs. Brody, Frank and Galik is expected to receive an award under our employee incentive plan in 2008 based on each executive officer’s anticipated future contribution to our success.  The 2007 stock awards were consistent with the abovementioned policies and reflected Mr. Peterffy’s assessment of each executive’s leadership, performance and contribution to the building of our company.

All salaries and bonuses will be paid by IBG LLC or one of its operating subsidiaries.  No employee of IBG LLC will be paid any separate or additional amount for their services as employees of IBG, Inc.

In addition to the foregoing, each of the executive officers, as a result of their ownership of membership interests in IBG Holdings LLC, received indirect distributions from IBG LLC for the purpose of funding their income taxes due on IBG Holdings LLC’s proportionate share of IBG LLC’s taxable income.

401(k) Plan

We offer substantially all employees of our U.S. based subsidiaries who have met minimum service requirements the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code.  The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement.  The plan provides for IBG LLC to match 50% of the employees’ pretax contribution, up to a maximum of 10% of eligible earnings.  The employee is vested in the matching contribution incrementally over six years.

Severance Arrangements

None of our senior executive officers have employment agreements and none are subject to severance arrangements.  A portion of our named executive officers’ equity ownership in us is in the form of IBG Holdings LLC membership interests.  The IBG Holdings LLC operating agreement provides that if at any time a member’s employment with us is terminated for any reason (other than such employee’s death or as determined by the managing member of IBG Holdings LLC, such employee’s disability, retirement or termination without cause), any non-vested IBG Holdings LLC membership interests held by such employee on the date of termination that remain subject to restriction shall be forfeited to IBG Holdings LLC.  Similarly, with regard to grants of restricted stock under the Stock Incentive Plan, a portion of the shares of restricted stock for which restrictions are still applicable may under certain conditions be immediately forfeited upon the termination of employment for any reason.

Perquisites

Our senior executive officers receive only the fringe benefits normally provided to all other employees, such as health, dental, life, hospitalization, surgical, major medical and disability insurance, participation in our 401(k) plan, paid time off, and other similar company-wide benefits which may be in effect from time to time for all other employees.  Other than the standard employee benefits, we do not provide additional perquisites, personal direct or indirect benefits, or use any separate set of standards in determining the benefits for our executive officers.  We believe that our base pay and total compensation package are reasonable and competitive in the industry, and we have demonstrated that we are able to hire and retain talented executives without offering additional perquisites.

It is our philosophy that each executive officer may determine, within the limits of his or her own compensation, whether or not to personally purchase non-reimbursable luxury travel, private flights, housing, security systems, car service, club memberships, financial planning services, or other such goods and services, including those which are sometimes provided as executive perquisites by other companies, but not offered by us.  This is consistent with our general operating principles.

Accounting for Stock-Based Compensation

SFAS No. 123R, Share-Based Payments, which superseded SFAS 123, requires companies to expense the fair value of employee stock options and other forms of stock-based compensation.  We adopted SFAS No. 123R in the first quarter of 2006 and have been expensing equity based compensation since that time.  We have never issued stock options to our employees.

Compensation Committee Report

We, the Compensation Committee of the Board of Directors of IBG, Inc., have reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K.  Based on such review and discussions, we have recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC.

Respectfully submitted,

The Compensation Committee

Thomas Peterffy,  Chairman

Earl H. Nemser

March 27, 2008

Summary Compensation Table

The following table summarizes the compensation of our named executive officers (“NEOs”) for the fiscal year ended December 31, 2007.  Our NEOs are our Chief Executive Officer, Vice Chairman, Chief Financial Officer and the two other most highly compensated executive officers as determined by their total compensation in the table below.

				Stock	All Other
Name and Principal Positions	Year	Salary	Bonus	Awards (1)	Compensation (2)(3)	Total
	(in dollars)
Thomas Peterffy
Chairman, Chief Executive Officer and	2007	$1,200,000	—	—	—	$1,200,000
President	2006	$1,200,000	—	—	—	$1,200,000
	2005	$1,200,000	—	—	—	$1,200,000

Earl H. Nemser
Vice Chairman and Director	2007	$480,000	—	$152,518	—	$632,518
	2006	$455,000	—	—	$200,000	$655,000
	2005	$430,000	—	—	$100,000	$530,000

Paul J. Brody
Chief Financial Officer, Treasurer,	2007	$300,000	$1,000,000	$576,179	—	$1,876,179
Secretary and Director	2006	$275,000	$700,000	—	$700,000	$1,675,000
	2005	$250,000	$550,000	—	$500,000	$1,300,000

Thomas A. Frank
Executive Vice President and Chief	2007	$300,000	$1,000,000	$372,821	—	$1,672,821
Information Officer	2006	$275,000	$850,000	—	$500,000	$1,625,000
	2005	$250,000	$725,000	—	—	$975,000

Milan Galik
Senior Vice President, Software	2007	$300,000	$2,500,000	$1,813,268	—	$4,613,268
Development and Director	2006	$275,000	$2,350,000	—	$2,350,000	$4,975,000
	2005	$250,000	$2,000,000	—	$2,000,000	$4,250,000

(1)          See “Awarded Values in Compensation Discussion and Analysis and the Summary Compensation Table” below.  The amounts shown as stock awards in this Summary Compensation Table represent the value amounts recognized as an expense in the financial statements related to all shares awarded to NEOs in accordance with SFAS No. 123R.  The fair value of the restricted shares granted for 2007 in connection with the Stock Incentive Plan are detailed in the below table:

Grant Date
Fair Value of
Name	Stock Award
Earl H. Nemser	$250,000
Paul J. Brody	$1,000,000
Thomas A. Frank	$600,000
Milan Galik	$3,000,000

(2)          Historically, IBG LLC compensated executive officers and certain other employees in part with grants of non-transferable member interests in IBG LLC, which conferred ownership rights in IBG LLC and entitled the holders to their proportionate share of the consolidated profits and losses of IBG LLC based on their holding percentages.  During 2006, no grants of member interests were made to executive officers.  In connection with our IPO, IBG, Inc. granted restricted shares of common stock pursuant to the terms of our employee stock incentive plan (see “Employee Incentive Plan”).  The amounts shown as “All Other Compensation” in this Summary Compensation Table represent the value of these grants to the respective NEOs.

(3)          IBG LLC has operated in the form of a limited liability company.  The amounts in this summary compensation table do not include distributions received by each named executive officer from IBG LLC (or from IBG Holdings LLC in respect of distributions received after the IPO) relating to invested capital in IBG LLC, as these amounts do not constitute executive compensation.  These distributions were made primarily to assist the holders of IBG LLC and IBG Holdings LLC member interests, as applicable,  in paying income tax on their proportionate share of the consolidated profits of IBG LLC (or of IBG Holdings LLC following the IPO).  Messrs. Peterffy, Nemser, Brody, Frank and Galik received approximately $164,386,000, $2,231,000, $2,430,000, $6,119,000 and $2,659,000, respectively, in distributions in respect of the year ended December 31, 2007; $184,124,000, $2,303,000, $2,722,000, $6,854,000 and $2,978,000, respectively, in distributions in respect of the year ended December 31, 2006; and

$111,703,000, $1,296,000, $1,621,000, $4,158,000 and $1,686,000, respectively, in distributions in respect of the year ended December 31, 2005.

Award Values in the Compensation Discussion and Analysis and the Summary Compensation Table

The Summary Compensation Table was prepared in accordance with SEC regulations and values equity awards based principally on the treatment of compensation expense in the consolidated statement of income under the applicable accounting rule, currently SFAS No. 123R.  The values disclosed for fiscal 2007 grants of common stock in the “Stock Awards” column of the Summary Compensation Table differ from the values disclosed for such grants in the table that appears in the Compensation Discussion and Analysis above.  In general, under SFAS No. 123R, an equity award is expensed over the service period of the award.

Grants of Plan Based Awards Table

The following table provides information on shares of common stock granted to each of our NEOs, under the Stock Incentive Plan during the year ended December 31, 2007.  This table sets forth information regarding shares granted to our NEOs on the date of our IPO relating to performance in 2006 (see Note 2 to the Summary Compensation Table above), and shares granted for performance in  2007.

		All Other	Grant Date
	Grant	Stock Awards	Fair Value
Name	Date(2)	Number of Shares	of Stock Award
	(in shares and dollars)

Thomas Petterfy (1)	5/9/2007	—	—
	12/31/2007	—	—

Earl H. Nemser	5/9/2007	6,665	$200,000
	12/31/2007	8,029	$250,000

Paul J. Brody	5/9/2007	23,326	$700,000
	12/31/2007	32,116	$1,000,000

Thomas A. Frank	5/9/2007	16,662	$500,000
	12/31/2007	19,270	$600,000

Milan Galik	5/9/2007	78,308	$2,350,000
	12/31/2007	96,346	$3,000,000

(1)          Historically, Mr. Peterffy has taken no bonus or long-term incentives as he believes that his 85% ownership of IBG Holdings LLC has provided sufficient incentive to align his interests with those of IBG LLC and IBG, Inc.’s common stockholders.  As a result Mr. Peterffy was not granted shares under the Stock Incentive Plan for the year ended December 31, 2007.

(2)          For awards granted on May 9, 2007 and December 31, 2007, the amounts shown represent the fair value, in accordance with SFAS No. 123R, of the awards as of the grant date.  For further information on the Company’s accounting for stock based compensation, see Notes 2 and 12 to the audited consolidated financial statements included in Part II,  Item 8 of this Annual Report on Form 10-K.

Outstanding Equity Awards and Fiscal Year End Table

The following table shows the number of shares awarded in connection with our Stock Incentive Plan during the year ended December 31, 2007.

	Number of	Market Value of
	Shares	Shares
Name	not Vested (1)	not Vested (2)
	(in shares and dollars)
Thomas Petterfy	—	—

Earl H. Nemser	14,028	$453,385

Paul J. Brody	53,110	$1,716,515

Thomas A. Frank	34,266	$1,107,477

Milan Galik	166,824	$5,391,752

(1)                                  The outstanding shares as of December 31, 2007 are subject to the Stock Incentive Plan vesting schedule.  The vesting schedule for the above awards is detailed in the following table.

Name	Shares	Vesting Schedule
Earl H. Nemser	5,999	The award is scheduled to vest in 6 equal installments on 5/9/2008, 5/9/2009, 5/9/2010, 5/9/2011, 5/9/2012, and 5/9/2013
	8,029	The award is scheduled to vest 10% on 5/9/2008 and the rest in 6 equal installments on 5/9/2009 5/9/2010, 5/9/2011, 5/9/2012, 5/9/2013 and 5/9/2014
Paul J. Brody	20,994	The award is scheduled to vest in 6 equal installments on 5/9/2008, 5/9/2009, 5/9/2010, 5/9/2011, 5/9/2012, and 5/9/2013
	32,116	The award is scheduled to vest 10% on 5/9/2008 and the rest in 6 equal installments on 5/9/2009, 5/9/2010, 5/9/2011, 5/9/2012, 5/9/2013 and 5/9/2014
Thomas A. Frank	14,996	The award is scheduled to vest in 6 equal installments on 5/9/2008, 5/9/2009, 5/9/2010, 5/9/2011, 5/9/2012, and 5/9/2013
	19,270	The award is scheduled to vest 10% on 5/9/2008 and the rest in 6 equal installments on 5/9/2009, 5/9/2010, 5/9/2011, 5/9/2012, 5/9/2013 and 5/9/2014
Milan Galik	70,478	The award is scheduled to vest in 6 equal installments on 5/9/2008, 5/9/2009, 5/9/2010, 5/9/2011, 5/9/2012, and 5/9/2013
	96,346	The award is scheduled to vest 10% on 5/9/2008 and the rest in 6 equal installments on 5/9/2009, 5/9/2010, 5/9/2011, 5/9/2012, 5/9/2013 and 5/9/2014

(2)                                  The market value for the Company’s unvested shares is based on the closing price of the Company’s common stock as of December 31, 2007 and is rounded to the nearest dollar.

Stock Vesting Table

The following table contains information about stock awards that have vested during the year ended December 31, 2007.

	Number of Shares Acquired on Vesting
Name		Value Realized on Vesting (1)
	(in shares and dollars)

Earl H. Nemser	666	$19,987

Paul J. Brody	2,332	$69,983

Thomas A. Frank	1,666	$49,997

Milan Galik	7,830	$234,978

(1)                                  The value realized is based on the initial offering price of our common stock of $30.01.

Executive Employment Agreements

Historically, we have not entered into employment agreements with our executive officers, and we do not plan on entering into employment agreements at this time.  We do maintain non-disclosure, non-competition and non-solicitation agreements currently in effect between our subsidiaries and our officers and other employees.

Stock Incentive Plan

Under the Stock Incentive Plan up to 9.2 million shares of common stock may be granted and issued to directors, officers, employees, contractors and consultants of IBG, Inc. and its subsidiaries.  The purpose of the Stock Incentive Plan is to promote IBG, Inc.’s long-term financial success by attracting, retaining and rewarding eligible participants.

The Stock Incentive Plan is administered by our Compensation Committee.  The Compensation Committee has discretionary authority to determine which employees will be eligible to participate in the Stock Incentive Plan.  The Compensation Committee establishes the terms and conditions of the awards under the Stock Incentive Plan, including the number of awards offered to each employee and all other terms and conditions applicable to such awards in individual grant agreements.  Awards are generally made through grants of common stock.  The Stock Incentive Plan provides that awards will be subject to issuance over time and may be forfeited upon an employee’s termination of employment or violation of certain applicable covenants prior to issuance, unless determined otherwise by the Compensation Committee.

The Stock Incentive Plan provides that, upon a change in control, the Compensation Committee may, at its discretion, fully vest any granted but unissued shares of common stock awarded under the Stock Incentive Plan, or provide that any such granted but unissued shares of common stock will be honored or assumed, or new rights substituted thereof by the new employer on a substantially similar basis and on terms and conditions substantially comparable to those of the Stock Incentive Plan.

We generally grant awards on or about January 1 of each year, to specific employees as part of an overall plan of equity compensation.  We granted awards of 2,020,823 shares of common stock in 2007 under the Stock Incentive Plan.

Under applicable tax law, we will be required to withhold an amount based on the value of the shares upon their issuance, and remit the withheld amount to the IRS and other taxing authorities.  To effect that withholding, we may redeem a portion of the shares with an aggregate fair market value equal to the amount of taxes we are required to withhold and remit.  For instance, if 1,000 shares would become issuable and we were required to withhold an amount equal to 40% of the value, we would redeem 400 shares and the employee would reclaim 600 shares.  The source of funds for the amount to be remitted to the IRS shares will be a redemption by IBG LLC of a corresponding number of our interests in IBG LLC.

Shares granted under the Stock Incentive Plan may become subject to forfeiture in the event an employee ceases employment with the Company.  The plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post-employment provisions will forfeit 50% of unvested previously granted shares unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested shares previously granted.  Distributions of remaining shares to former employees will occur within 90 days of the anniversary of the termination of employment date over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year.

ROI Unit Stock Plan

Under the 2007 ROI Unit Stock Plan, certain employees of the Company who held ROI Dollar Units, at the employee’s option, elected to invest their ROI Dollar Unit accumulated earnings as of December 31, 2006 in shares of common stock.  An aggregate of 1,271,009 shares of common stock (consisting of 1,250,000 shares issued under the ROI Unit Stock Plan and 21,009 shares under the 2007 Stock Incentive Plan), were granted in 2007. No additional shares of common stock are available for issuance under the ROI Unit Stock Plan.  Provisions governing tax withholding and forfeiture for the 2007 Stock Incentive Plan, described above, apply equally to the 2007 ROI Unit Stock Plan.

Compensation of Directors

                The following table contains information with respect to annual compensation of our non-employee directors with respect to their Board service.

	Fees Earned		All Other
Director	or Cash Paid(2)	Stock Awards(2)	Compensation	Total
	(in dollars)
Lawrence E. Harris	$23,397	$75,000	—	$98,397
Philip D. DeFeo (1)	$51,113	—	—	$51,113

(1)          Mr. DeFeo passed away on November 29, 2007.

(2)          The amounts represent the amounts paid to Mr. Harris and Mr. DeFeo for the portion of the year that they served as directors for the Company, Mr. DeFeo served from May 4, 2007 through November 29, 2007, and Dr. Harris served from July 12, 2007 through December 31, 2007.

Our policy is not to pay director compensation to directors who are also our employees.  All of our directors are entitled to receive reimbursement of their out-of-pocket expenses in connection with their travel to and attendance at meetings of the board of directors or committees thereof.  Under our current policy, each non-employee director is compensated with an annual retainer of $100,000 and a grant of restricted stock (valued at $75,000 based on the fair market price of our Class A common stock on the date of grant), subject to straight-line vesting over a five year period, and non-employee chairmen of committees of our board of directors are compensated with an additional annual retainer of $25,000 per committee.  We reserve the right to change the manner and amount of compensation to our non-employee directors at any time.

Compensation Committee Interlocks and Insider Participation

                None of our executive officers have served as a member of the board of directors or Compensation Committee of any unrelated entity that has one or more executive officers serving on our board of directors or Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of common stock as of March 26, 2008 by each of our directors and named executive officers, by all our directors and executive officers as a group, and of each beneficial owner, who is not our director or officer, of more than 5% of our common stock as of December 31, 2007.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities.  Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security.  Unless otherwise indicated below, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned.  Because the IBG Holdings LLC membership interests are not directly exchangeable into shares of our common stock, none of our executive officers and directors may be deemed to own shares of our common stock except as set forth below.  Thomas Peterffy may be deemed to own all of our shares of Class B common stock.  The following table is based on 40,143,760 shares of common stock and 100 shares of Class B common stock outstanding as of March 27, 2008:

	Class A			Class B
	Common Stock			Common Stock
Name and Address	Owned			Owned
	(in shares and %)

IBG Holdings LLC**(1)	0	0%		100	100%
Thomas Peterffy**(2)	0	0%		100	100%
Earl H. Nemser**(3)(4)	666	*	%	0	0%
Paul J. Brody**(4)	2,332	*	%	0	0%
Thomas A. Frank**(4)	1,666	*	%	0	0%
Milan Galik**(4)	7,830	*	%	0	0%
Lawrence E. Harris**	5,000	*	%	0	0%
All current directors and executive officers as a group (6 persons)	17,494	*	%	100	100%
T. Rowe Price Associates, Inc.(5)	4,406,750	10.90%		0	0%
AXA Financial, Inc.(6)	2,869,267	7.10%		0	0%
Artis Capital Management, L.P.(7)	2,648,924	6.60%		0	0%
*Less than 1%
** Address is c/o Interactive Brokers Group, Inc., 2 Pickwick Plaza, Greenwich, Connecticut 06830

(1)                                  IBG Holdings LLC, as the sole holder of the 100 outstanding shares of our Class B common stock, is entitled to the number of votes equal to the number of IBG LLC membership interests held by it at any given time.  Our Class B common stock has approximately 89.7% of the voting power of our company, which percentage will decrease proportionately to the extent that IBG Holdings LLC owns a smaller percentage of IBG LLC.  Except as otherwise provided by law or our amended and restated certificate of incorporation, our shares of Class A common stock and Class B common stock vote together as a single class.

(2)                                  Includes interests owned by The TP Holdings Limited Partnership (“TP Holdings”), an entity for which Mr. Peterffy serves as majority general partner.  Initially, Thomas Peterffy, through his ownership of the voting membership interests in IBG Holdings LLC, beneficially owns all of the outstanding shares of our Class B common stock.

(3)                                  Includes interests owned by EN Holdings LLC, an entity for which Mr. Nemser serves as Managing Member, and excludes interests (other than a direct general partner interest of 0.05%) owned by TP Holdings, an entity for which Mr. Nemser serves as minority general partner.  Mr. Nemser disclaims ownership of all interests owned by TP Holdings, except for his direct general partner interest.

(4)                                  During 2007, in connection with the IPO, IBG, Inc granted restricted shares of Class A common stock to Messrs. Nemser, Brody, Frank and Galik.  The amounts in the table represent solely the 10% portion of these grants issued on the date of our IPO, that have vested. Messrs. Nemser, Brody, Frank and Galik will be issued in the future an aggregate of 5,999, 20,994, 14,996 and 70,478 shares of common stock, respectively, such amounts representing the remaining 90% portions of the above-referenced intended grants.  Such shares will be issued in equal amounts on each of the first six anniversaries of our IPO.

(5)                                  According to the Amendment No. 2 to Schedule 13G filed on February 13, 2008, T. Rowe Price Associates, Inc., with its address at 100 East Pratt St., Baltimore, MD 21202, beneficially owns 4,406,750 shares of our Class A Common Stock.

(6)                                  According to Schedule 13G filed on February 14, 2008, AXA Financial Inc., with its address at 25 Ave Matignon, Paris, France, beneficially owns 2,869,267 shares of our Class A Common Stock.

(7)                                  According to Schedule 13G filed on February 14, 2008, Artis Capital Management, L.P.,  with its address at One Market Plaza Spear St Tower, San Francisco, CA 94105, beneficially owns 2,648,924 shares of our Class A Common Stock.

Equity Compensation Plan Information

The following table provides information about shares of common stock available for future awards under all of the Company’s equity compensation plans as of December 31, 2007.  The Company has not made grants of common stock outside of its equity compensation plans:

Number of securities
remaining available for
	Number of securities to be		future issuance under
	issued upon exercise of	Weighted-average exercise	equity compensation plans
	outstanding options,	price of outstanding options	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a)) (1)
Equity compensation plans approved by security holders	N/A	N/A	—

Equity compensation plans not approved by security holders (2)	N/A	N/A	7,179,177

Total	—	—	7,179,177

(1)          Represents shares available under the 2007 Stock Incentive Plan.  Additionally, under the 2007 ROI Unit Stock Plan, certain employees of the Company who held ROI Dollar Units, at the employee’s option, elected to invest their ROI Dollar Unit accumulated earnings as of December 31, 2006 in shares of common stock.  An aggregate of 1,271,009 shares of common stock, with a fair value at the date of grant of $38.1 million (consisting of 1,250,000 shares issued under the ROI Unit Stock Plan and 21,009 shares under the 2007 Stock Incentive Plan), were issued to IBG LLC, to be held as treasury stock, and were distributed or are distributable to employees in accordance with the schedule described in Note 12 to the consolidated financial statements.

(2)          The 2007 Stock Incentive Plan will be approved by the Company’s stockholders at the next annual meeting of stockholders, to be held later in 2008.

ITEM 13.  TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

Claims Purchase Agreement

On June 28, 2007, Timber Hill Europe AG, a subsidiary of IBG LLC (“THE”), and The TP Holdings Limited Partnership, an affiliated entity of Thomas Peterffy (“TP Holdings”), entered into a Claims Purchase Agreement.  Pursuant to the agreement, TP Holdings acquired certain claims arising from an unusual, non-recurring loss that occurred on a German exchange in May 2007.  Under the terms of the agreement, in the event that TP Holdings collects an amount in excess of the purchase price of $37 million plus TP Holdings’ out-of-pocket expenses, TP Holdings will remit such excess amount to THE.  In accordance with the Company’s related party transaction policy, the transaction was approved by the Company’s Audit Committee of its board of directors.

Statement Regarding the Nature of the Claims

On May 3, 2007, Altana AG, a stock in which THE was a Registered Market Maker, declared a special cash dividend of EUR 33.00, which amounted to about 74% of the company’s value.  On the Deutsche Börse Exchange’s XETRA trading system, closing stock prices are determined by a day’s end auction.  At the closing auction, 31 million Altana shares, which amounted to 44% of the true float, traded at an artificial price that was approximately 25% below the regular trading session’s final price ex dividend.  THE believed that this artificial price was set by buyers and sellers who unlawfully colluded to manipulate Altana’s option prices.  The closing auction price of the Altana shares was used by the EUREX, to calculate a new set of contract parameters for the outstanding options.  Since the Altana closing stock price was artificial, its dependent option strike prices and contract multiplier were also artificial and not calculated to reflect values corresponding to the change in the value of the underlying stock.  Accordingly, on May 4, 2007 and thereafter, THE’s market making options positions were affected by the artificial closing price of May 3 and were mispriced.  As a result of this manipulation, THE suffered a position loss over the ensuing trading days amounting to approximately the amount of the purchase price.  THE has been advised that other Altana market makers suffered substantial losses as a result of this manipulation.  THE reported this manipulation to, and met with, the German Federal Financial Supervisory Authority, the Bafin, and the Bafin has undertaken an official investigation of the matter.  The progress of the investigation is subject to the German secrecy laws.  On completion of the investigation, we believe that we will have a number of claims, judgments and remedies against those who participated in the market manipulation.  THE also filed a petition with the EUREX to change its rules so that a manipulation of this sort will not happen again.

Recapitalization Transactions

Prior to the IPO, our business had been conducted by subsidiaries of IBG LLC, which was approximately 85% owned by Thomas Peterffy and his affiliates.  In November 2006, IBG was incorporated as a Delaware corporation.  The Recapitalization resulted  in the current members of IBG LLC becoming the sole members of IBG Holdings LLC, and established us as the sole managing member of IBG LLC.

As a result of the Recapitalization, immediately following the IPO

•                  IBG became the sole managing member of IBG LLC;

•                  we and IBG Holdings LLC owned approximately 10% and 90%, respectively, of the membership interests in IBG LLC;

•                  Thomas Peterffy and his affiliates owned approximately 85% of the membership interests in IBG Holdings LLC, and management and other employees of IBG LLC owned substantially all of the remaining membership interests;

•                  outstanding shares of our Class A common stock represented more than 99.999% of our outstanding capital stock based on economic value (which, as used herein, refers to the right to share in dividend distributions and distributions upon liquidation, dissolution or winding up);

•                  outstanding shares of our Class B common stock, all of which is owned by IBG Holdings LLC, represented less than 0.001% of our outstanding capital stock based on economic value;

•                  outstanding shares of our Class B common stock represented approximately 90% of the combined voting power of all shares of our capital stock, which percentage will decrease proportionately to the extent that IBG Holdings LLC owns a smaller percentage of IBG LLC; and

•                  Thomas Peterffy owned all of the voting membership interests, and Mr. Peterffy and his affiliates owned a majority of the overall membership interests, in IBG Holdings LLC and, accordingly, beneficially owned all of the outstanding shares of our Class B common stock.  As a result, Mr. Peterffy is able to exercise control over all matters requiring the approval of our stockholders.

If at any time in the future Thomas Peterffy and his affiliates own less than a majority of the membership interests in IBG Holdings LLC, then at such time all membership interests in IBG Holdings LLC will become voting membership interests.  Accordingly, all members of IBG Holdings LLC, instead of Mr. Peterffy alone, would together direct the voting of our Class B common stock, and all such members would together exercise control over all matters requiring the approval of our stockholders.

Please see the Note 4 to the audited consolidated financial statements in Part II , Item 8 of this Annual Report on Form 10-K.

Voting

Each share of our common stock entitles its holder to one vote per share.  Our Class B common stock currently has approximately 89.7% of the voting power of our company, which percentage will decrease proportionately over time to the extent that IBG Holdings LLC owns a smaller percentage of IBG LLC.  Thomas Peterffy currently owns all of the voting membership interests in IBG Holdings LLC.  Accordingly, Mr. Peterffy beneficially owns all of the outstanding shares of our Class B common stock and is able to exercise control over all matters requiring the approval of our stockholders, including the election of our directors and the approval of significant corporate transactions.

If at any time in the future Thomas Peterffy and his affiliates own less than a majority of the membership interests in IBG Holdings LLC, then at such time all membership interests in IBG Holdings LLC will become voting membership interests.  Accordingly, all members of IBG Holdings LLC, instead of Mr. Peterffy alone, would together direct the voting of the shares of our Class B common stock, and all such members would together exercise control over all matters requiring the approval of our stockholders.  However, even if Mr. Peterffy and his affiliates cease to own a majority of the membership interest in IBG Holdings LLC, Mr. Peterffy could, depending on his level of percentage ownership, continue to effectively control or significantly influence matters requiring approval of shareholders.

Exchange Agreement

Concurrently with the IPO, we entered into an exchange agreement with IBG Holdings LLC, IBG LLC and the historical members of IBG LLC.  Pursuant to this agreement, the historical members of IBG LLC contributed their IBG LLC membership interests to IBG Holdings LLC and received IBG Holdings LLC membership interests in return.  The membership interests in IBG Holdings LLC are not directly exchangeable for shares of our common stock.  Instead, the membership interests are redeemable at various times over the next eight years following the IPO at the option of the holder.  The redemption price for the membership interests depends on the manner in which the payment is made to IBG Holdings LLC.

On an annual basis, each holder of a membership interest may request that the liquefiable portion of its interest be redeemed by IBG Holdings LLC.  The primary manner in which the redemption price will be paid is by selling shares of our common stock to the public and using the gross proceeds from such sales, less underwriting discounts or placement agency fees, to acquire IBG LLC membership interests from IBG Holdings LLC.  We expect IBG Holdings LLC to use the net proceeds it receives from such sales to redeem an identical number of IBG Holdings LLC membership interests from the requesting holders.  The sales of our common stock and the application of the net proceeds to acquire IBG LLC membership interests are expected to have a negligible effect on the existing holders of our common stock, as the holders of our common stock would then own a larger portion of IBG LLC.  Such transactions will have the effect of diluting your percentage ownership in us.  However, because we will acquire an increased percentage ownership in IBG LLC over time as a result of such transactions, such transactions will not impact your effective percentage ownership of the economics of the underlying IBG LLC business.

In  the future, IBG LLC may in some cases redeem IBG LLC membership interests from IBG Holdings LLC using cash on hand.  The redemption price per membership interest would be equal to the 30-day average closing price of our common stock.  The use of IBG LLC’s cash to acquire IBG LLC membership interests is expected to have a dilutive effect on the existing holders of our common stock, as the price paid per membership interest is likely to be higher than IBG LLC’s tangible book value per membership interest.

IBG Holdings LLC, with the consent of Thomas Peterffy and our board of directors, has the right to cause the holders of IBG Holdings LLC membership interests to have all or a portion of their interests redeemed at any time following  May 3, 2008.  Such redemptions would be financed in the same manner as the scheduled redemptions described above.

Tax Receivable Agreement

In connection with the IPO, we purchased interests in IBG LLC from IBG Holdings LLC for cash.  In addition, IBG LLC membership interests held by IBG Holdings LLC may be purchased by us in the future in connection with offerings by us of shares of our common stock.  Our initial purchase of the IBG LLC interests will, and the subsequent purchases may, result in increases in the tax basis of the tangible and intangible assets of IBG LLC attributable to our interest in IBG LLC that otherwise would not have been available, although the IRS may challenge all or part of that tax basis increase or our ability to amortize all or part of that increased tax basis, and a court could sustain such a challenge by the IRS.  These increases in tax basis, if sustained, may reduce the amount of taxable income that we are required to recognize as the result of our ownership of interests in IBG LLC in the future.

In connection with the IPO, we entered into a tax receivable agreement with IBG Holdings LLC that provides for the payment by us to IBG Holdings LLC of 85% of the amount of cash savings, if any, in U.S. federal and state income taxes that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.  We will retain 15% of the projected tax benefits.

If either immediately before or immediately after any purchase or the related issuance of our stock, the IBG Holdings LLC members own or are deemed to own, in the aggregate, more than 20% of our outstanding stock, then all or part of any increase in the tax basis of goodwill may not be amortizable and, thus, our ability to realize the annual tax savings that otherwise would have resulted if such tax basis were amortizable may be significantly reduced.  Although the IBG Holdings LLC members are prohibited under the exchange agreement from purchasing shares of Class A common stock, grants of our stock to employees and directors who are also members or related to members of IBG Holdings LLC and the application of certain tax attribution rules, such as among family members and partners in a partnership, could result in IBG Holdings LLC members being deemed for tax purposes to own shares of Class A common stock.

In order to mitigate the risk to us of an IRS challenge to the tax basis increase, IBG Holdings LLC and its members will indemnify us for any additional taxes we owe if the IRS or other taxing authorities successfully challenge the basis increase.  In addition, if the IRS or other taxing authorities successfully challenge the tax basis increase, any subsequent payments we are required to make under the tax receivable agreement will be reduced accordingly.

For purposes of the tax receivable agreement, cash savings in income and franchise tax will be computed by comparing our actual income and franchise tax liability to the amount of such taxes that we would have been required to pay had there been no increase in the tax basis of the tangible and intangible assets of IBG LLC attributable to our acquisition of our interest in IBG LLC, and had we not entered into the tax receivable agreement.  The tax receivable agreement will, unless we exercise our right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement, terminate upon the earlier of (i) the end of the taxable year that includes the 50th anniversary of our initial acquisition of interests in IBG LLC, or (ii) the end of the taxable year that includes the 16th anniversary of the date upon which all rights of sale and exchange granted under the exchange agreement have terminated.

While the actual amount and timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including the timing of purchases, the extent to which such purchases are taxable and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of IBG LLC and its subsidiaries, the payments that we may make to IBG Holdings LLC could be substantial.

Promissory Notes Issued by TP Holdings to IBG LLC

Historically, IBG LLC has made income distributions to its members in order to cover such members’ personal income tax liabilities.  In the event that such income distributions are insufficient for payment of the members’ personal income tax liabilities, upon request by such members, IBG LLC has in the past from time to time made advances or loans to such members pursuant to its policies and procedures regarding advances or loans to its members or employees.  In accordance with Section 402 of the Sarbanes-Oxley Act of 2002, as codified in Section 13(k) of the Exchange Act, in connection with this offering, we have adopted a policy that forbids IBG, Inc., either directly or indirectly, from extending credit in the form of a personal loan to any of our directors or executive officers.

The following reflects IBG LLC’s former policies and procedures with respect to advances or loans to its members or employees.  Such policy conferred upon Thomas Peterffy, IBG LLC’s founder, Chairman and Chief Executive Officer, discretion to approve advances or loans to its members or employees upon notice to its Chief Financial Officer or Vice Chairman regardless of the type of transaction involved.  Such policy was not written; however, all such advances or loans were evidenced by promissory notes payable upon demand and properly entered into IBG LLC’s accounting system.  All such advances or loans to date were made in accordance with such policy and procedure, and were made to TP Holdings, a member of IBG LLC.  The majority general partner of TP Holdings is Mr. Peterffy, the sole voting member and sole managing member of IBG Holdings LLC, and the minority general partner is Earl Nemser, IBG LLC’s Vice Chairman.  TP Holdings issued notes to IBG LLC during 2005 in amounts ranging from $25,000 to $4,500,000 at interest rates ranging from 1.46% to 4.34%, with $4,500,000 being the largest aggregate amount of indebtedness outstanding at any time during such period.  All notes were repaid in the calendar year of issuance.  No TP Holdings notes were issued in 2006 and 2007, and there are currently no TP Holdings notes outstanding.

Legal Representation

Earl H. Nemser, our Vice Chairman and one of our directors, is also Special Counsel to the law firm of Dechert LLP, which has rendered legal services to IBG LLC and us, as applicable, during 2005, 2006 and 2007.  Mr. Nemser beneficially owns 1.1897% of IBG Holdings LLC, which, based on the closing price of our common stock on December 31, 2007, has an implied value of $154.3 million.

Purchase of Senior Notes

Earl H. Nemser, our Vice Chairman and one of our directors, from time to time purchases senior notes issued by IBG LLC that are described in greater detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Principal Indebtedness—Senior Notes” in Part II, Item 7 of this Annual Report on Form 10-K.  The largest aggregate principal amount of senior notes held by Mr. Nemser since January 1, 2005 was $3,700,000.  As of February 29, 2008, Mr. Nemser held $2,225,000 in aggregate principal amount of senior notes.  Since January 1, 2005, the total amounts of senior notes principal and interest paid to Mr. Nemser were $24,015,000 and $485,034, respectively.  As the senior notes have either a 15-month or 18-month maturity, Mr. Nemser has, during each of the last three fiscal years, both purchased additional senior notes and has had certain of his senior notes redeemed.  All senior notes issued prior to June 19, 2006 had an interest rate of 8%, and all senior notes issued on and after such date had a 7% interest rate.

Investment in W.R. Hambrecht + Co., Inc.

On December 21, 2006, IB Exchange Corp., one of our subsidiaries, purchased approximately $10.0 million in aggregate principal amount of short-term senior secured promissory notes (which we refer to as the “WRH Bridge Notes”) issued by W.R. Hambrecht + Co., Inc., the parent of WR Hambrecht + Co, LLC, one of the placement agents for our IPO.  The WRH Bridge Notes were due and payable on February 6, 2007.  On February 5, 2007, the WRH Bridge Notes, together with $0.1 million of interest thereon and an additional $5.9 million, were reinvested into three-year senior secured promissory notes issued by W.R. Hambrecht + Co., Inc. (which we refer to as the “WRH Senior Notes”).  On March 29, 2007, IB Exchange Corp. purchased an additional $3.2 million of WRH Senior Notes.  In addition to the WRH Senior Notes, we received three-year warrants which are immediately exercisable to acquire common stock of W.R. Hambrecht + Co, Inc., at a price equal to the fair market value of such common stock at the time of the issuance of the warrants.  Our beneficial ownership of shares of W.R. Hambrecht + Co., Inc. may result in our being deemed to be an affiliate of W.R. Hambrecht + Co., Inc.  The WRH Senior Notes bear interest at 8% per annum, which may be paid in cash or added to the principal amount of the WRH Senior Notes.  The WRH Senior Notes are secured by the capital stock of certain subsidiaries and certain intellectual property of W.R. Hambrecht + Co., Inc.  The WRH Senior Notes rank senior to all future funded indebtedness of W.R. Hambrecht + Co., Inc.  As part of the financing, we were granted the right to designate two members (of not more than ten) of the board of directors of W.R. Hambrecht + Co., Inc.  Such members are Thomas Peterffy and Kevin Fischer.

Review, Approval or Ratification of Transactions with Related Persons

We review all relationships and transactions in which the Company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest.  Our Audit Committee, our Chief Executive Officer and the General Counsel of IBG, Inc.  are responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether the Company or a related person has a direct or indirect material interest in the transaction.  As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related person are disclosed in the Company’s proxy statement.  In addition, the Nominating and Corporate Governance Committee monitors and reviews any issues regarding  the “independence” of directors or involving potential conflicts of interest, and evaluates any change of status or circumstance with respect to a director and determines the propriety of the director’s continued service in light of that change.

Director Independence

The Company is currently treated as a “controlled company” for purposes of the NASDAQ Marketplace Rules due to Mr. Peterffy’s substantial ownership.  As a result, the Company is not required by NASDAQ to have a majority of independent directors or to maintain Compensation and Nominating and Corporate Governance Committees composed entirely of independent directors.  The Compensation Committee is currently comprised of Messrs. Peterffy and Nemser.  The Nominating and Corporate Governance Committee is currently comprised of Mr. Peterffy.

The Audit Committee is currently comprised of Messrs. Harris and Nemser (Mr. DeFeo, who passed away on November 29, 2007, was a member of the Audit Committee).  Mr. Harris acts as Chairman of the Audit Committee.  The Audit Committee will eventually be comprised solely of independent directors subject to the phase-in and cure periods under the NASDAQ Marketplace Rules.

The Board has determined that Mr. Harris is independent in accordance with the NASDAQ Marketplace Rules.  In determining Mr. Harris’ independence, the Board reviewed relationships between the Company and Mr. Harris, including commercial relationships in the last three years between the Company and entities where Mr. Harris or his family members were employed or associated with.

The Board determined that Mr. DeFeo was independent in accordance with the NASDAQ Marketplace Rules.  In determining Mr. DeFeo’s independence, the Board reviewed relationships between the Company and Mr. DeFeo, including commercial relationships in the last three years between the Company and entities where Mr. DeFeo or his family members were employed or associated with.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees, including expenses, for professional services provided by Deloitte & Touche related to the years ended December 31, 2007 and 2006:

	2007	2006
	(in dollars)
Audit Fees (1)	$2,219,853	$1,984,700
Audit Related Fees (2)	$53,000	$50,000
Tax Fees (3)	$325,192	$357,711
All Other Audit Fees	—	—
	$2,598,045	$2,392,411

(1)          Audit Fees services include: (i) the audit of our consolidated financial statements included in the Company’s Annual Report on Form 10-K and services attendant to, or required by, statute or regulation; (ii) reviews of the interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q; (iii) comfort letters, consents and other services related to SEC and other regulatory filings; and (iv) accounting consultation attendant to the audit.  Audit Fees for fiscal 2007 & 2006 also include: (i) auditing services in connection with the IPO.

(2)          Audit-Related Fees services include: (i) audits of employee benefit plans and (ii) agreed upon procedures engagements.

(3)          Tax Fees services include tax compliance and tax advice.  Tax compliance services include non-U.S. federal, state and local income and non-income tax compliance.  Tax advice services include: (i) U.S. federal, state and local income and non-income tax advice; and (ii) non-U.S. income and non-income tax advice.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report

1.              Consolidated Financial Statements

The consolidated financial statements required to be filed in the annual report on Form 10K are listed on page F1 hereof and in Part II, Item 8 hereof.

2.              Financial Statement Schedule

The financial statement schedule required in the annual report on Form 10K is listed on page F-1 hereof.  The required schedule appears on pages F1 through F6 hereof.

3.              Exhibits

Exhibit
Number	Description

3.1

Amended and Restated Certificate of Incorporation of Interactive Brokers Group, Inc. (filed as Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**

3.2	Bylaws of Interactive Brokers Group, Inc. (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed by the Company on November 27, 2006).**
10.1

Credit Agreement, dated as of May 19, 2006, by and among Interactive Brokers Group LLC, JPMorgan Chase Bank, N.A., Harris N.A., Citibank, N.A. HSBC USA National Association and the Lenders party thereto (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed by the Company on November 27, 2006).**

10.2

Pledge and Collateral Agency Agreement, dated as of May 19, 2006, made by Interactive Brokers Group LLC and each of the other signatories thereto in favor of JPMorgan Chase Bank, N.A., as Collateral Agent for the secured parties and as Bank Agent (filed as Exhibit 10.2 to the Registration Statement on Form S-1 filed by the Company on November 27, 2006).**

10.3

Guarantee and Collateral Agreement, dated as of May 19, 2006, made by Interactive Brokers Group LLC and each of the other signatories thereto in favor of JPMorgan Chase Bank, N.A., as Administrative Agent for the secured parties (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed by the Company on November 27, 2006).**

10.4	Amended and Restated Operating Agreement of IBG LLC (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**
10.5

Form of Limited Liability Company Operating Agreement of IBG Holdings LLC (filed as Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Company on February 12, 2007).**

10.6

Exchange Agreement by and among Interactive Brokers Group, Inc., IBG Holdings LLC, IBG LLC and the Members of IBG LLC (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**

10.7

Tax Receivable Agreement by and between Interactive Brokers Group, Inc. and IBG Holdings LLC (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**

10.8	Interactive Brokers Group, Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.8 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+
10.9	Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan. (filed as Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+
10.10

Claims Purchase Agreement dated as of June 28, 2007 by and between Timber Hill Europe AG and The TP Holdings Limited Partnership (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 5, 2007).**

21.1	Subsidiaries of the registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

**           Previously filed; incorporated herein by reference.

+              These exhibits relate to management contracts or compensatory plans or arrangements.

ITEMS. 15 (a)(1) and 15 (a)(2)  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interactive Brokers Group, Inc.
Greenwich, CT

We have audited the consolidated financial statements of Interactive Brokers Group, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated March 27, 2008; such consolidated financial statements and report are included in this 2007 Annual Report on Form 10-K.  Our audits also included the financial statement schedule of the Company listed in Item 15.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
New York, New York
March 27, 2008

F2

INTERACTIVE BROKERS GROUP, INC.

(Parent Company Only)

CONDENSED STATEMENT OF FINANCIAL CONDITION

As of December 31,
(in thousands, except share and per share amounts)
	2007	2006
Assets

Cash and cash equivalents	$1,646	$615
Investments in subsidiaries, equity basis	355,624	2,800,712
Receivable from affiliates	4,619	396,360
Other assets	370,580	11,777
Total assets	$732,469	$3,209,464

Liabilities and stockholders’ equity

Liabilities:
Payable to affiliates	$323,901	$87,389
Accrued expenses and other liabilities	165	19,560
Senior notes payable	—	150,598
Senior secured credit facility	—	150,000
Total liabilities	324,066	407,547
Redeemable members’ interests	—	2,801,917
Stockholders’ equity:
Common stock, $0.01 par value per share
Class A — Authorized- 1,000,000, 000, Issued- 43,270,823, Outstanding — 40,143,760	433	—
Class B — Authorized- 100, Issued- 100, Outstanding — 100	—	—
Additional paid in capital	450,667	—
Retained earnings, including accumulated other comprehensive income of $4,109	52,269	—
Treasury stock, at cost, 3,127,063 shares at December 31, 2007	(94,966)	—
Total stockholders’ equity	408,403	—
Total liabilities, redeemable members’ interests and stockholders’ equity	$732,469	$3,209,464

See accompanying notes to the condensed financial statements.

F3

INTERACTIVE BROKERS GROUP, INC.

(Parent Company Only)

CONDENSED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

Year ended December 31,
(in thousands)
	2007	2006	2005
Revenues — dividends, interest and other	$19	$373	$187

Expenses:
Interest expense	6,721	19,244	12,053
Other	15,330	37,475	27,136
Delaware franchise taxes	165	—	—
Total expenses	22,216	56,719	39,189

Loss before equity in income of subsidiary	(22,197)	(56,346)	(39,002)
Equity in income of subsidiary, net of tax	322,689	790,515	574,522
Net income	$300,492	734,169	535,520
Net income available for common stockholders	$48,160	—	—
Cumulative translation adjustment, net of tax (for 2007)	4,109	51,293	(74,708)
Comprehensive income	$52,269	$785,462	$460,812

See accompanying notes to the condensed financial statements.

F4

INTERACTIVE BROKERS GROUP, INC.

(Parent Company Only)

CONDENSED STATEMENT OF CASH FLOWS

Year ended December 31,
(in thousands)
	2007	2006	2005
Cash flows from operating activities:
Net income	$300,492	$734,169	$535,520
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of subsidiary	(322,689)	(603,640)	(508,015)
Deferred income taxes	11,372	—	—
Amortization	2,470	5,976	4,887
Changes in operating assets and liabilities	159,425	(123,774)	(36,567)
Net cash provided by (used in) operating activities	151,070	12,731	(4,175)
Cash flows from investing activities	(1,168,546)	13,103	34,846
Cash flows from financing activities	1,018,507	(26,859)	(29,163)
Net increase (decrease) in cash and cash equivalents	1,031	(1,025)	1,508
Cash and cash equivalents at beginning of year	615	1,640	132
Cash and cash equivalents at end of year	$1,646	$615	$1,640
Supplemental disclosures of cash flow information:
Taxes paid	$6,874	$—	$—
Interest paid	$6,529	$18,247	$13,192

See accompanying notes to the condensed financial statements.

F5

INTERACTIVE BROKERS GROUP, INC.

(Parent Company Only)

Notes to Condensed Financial Statements

Three years ended December 31, 2007

(in thousands except for shares and per share amounts, unless otherwise noted)

1.  Basis of Presentation

The accompanying condensed financial statements (the “Parent Company Financial Statements”) of Interactive Brokers Group, Inc. (“IBG, Inc.”), a Delaware holding company, including the notes thereto, should be read in conjunction with the consolidated financial statements of Interactive Brokers Group, Inc. and subsidiaries (the “Company”) and the notes thereto. On May 9, 2007, IBG, Inc. issued 40 million shares of its Class A common stock pursuant to a registered public offering (the “IPO”, refer to Note 4 to the consolidated financial statements), completed its purchase of a 10.0% interest in IBG LLC, formerly known as Interactive Brokers Group LLC (the “Group”), and became the sole managing member of IBG LLC under the “Amended and Restated Operating Agreement of IBG LLC” dated May 3, 2007.  IBG, Inc.’s primary operating asset is its ownership interest in IBG LLC, an automated global market maker and electronic broker specializing in routing orders and processing trades in securities, futures and foreign exchange instruments.

The condensed financial statements as of December 31, 2006 and 2005 and for the years then ended relate to IBG LLC.  The condensed statement of financial condition as of December 31, 2007 reflects the condensed statement of financial condition of IBG, Inc.  The condensed statements of income and of cash flows for the year ended December 31, 2007 reflect the condensed operating results and cash flows of IBG LLC prior to May 4, 2007 and reflect the condensed operating results and cash flows of IBG, Inc. from May 4, 2007 through December 31, 2007.

The preparation of the Parent Company Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosures in the condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.

Income Taxes

Refer to Note 2 to the consolidated financial statements.

Redeemable Members’ Interests

Refer to Note 2 to the consolidated financial statements

2.  Transactions with IBG LLC

As of December 31, 2007, receivables from IBG LLC of $4,619 related the lending of excess funds at variable rates to IBG LLC for use in its operations.  Interest earned for the period from May 4, 2007 through December 31, 2007 was $137.  Dividends received from IBG LLC for the period from May 4, 2007 through December 31, 2007 were $12,772.

3.  Initial Public Offering and Recapitalization

Refer to Note 4 to the consolidated financial statements.

4.  Employee Stock Plans

Refer to Note 12 to the consolidated financial statements.

5.  Commitments, Contingencies and Guarantees

Refer to Note 15 to the consolidated financial statements.

6.  Subsequent Events

On January 14, 2008, IBG LLC paid a dividend to its members of $36,840, of which IBG, Inc.’s pro rata allocation was $3,797.

F6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERACTIVE BROKERS GROUP, INC.

/s/ Paul J. Brody
Name: Paul J. Brody
Title: Chief Financial Officer, Treasurer and Secretary
(Signing both in his capacity as a duly authorized officer and as principal financial officer of the registrant)

Date: March 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Peterffy	Chairman of the Board of Directors, Chief	March 27, 2008
Thomas Peterffy	Executive Officer and President
(Principal Executive Officer)

/s/ Earl H. Nemser	Vice Chairman and Director	March 27, 2008
Earl H. Nemser

/s/ Paul J. Brody	Chief Financial Officer, Treasurer, Secretary	March 27, 2008
Paul J. Brody	and Director (Principal Financial Officer)

/s/ Milan Galik	Senior Vice President,	March 27, 2008
Milan Galik	Software Development and Director

/s/ Lawrence E. Harris	Director	March 27, 2008
Lawrence E. Harris

/s/ Timothy E. Rogers	Controller (Principal Accounting Officer)	March 27 2008
Timothy E. Rogers

F7