Form 10-Q
period 2008-03-31
Interactive Brokers Group, Inc.
filed 2008-05-15
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No   ☒.

As of May 15, 2008, there were 40,602,414 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

INTERACTIVE BROKERS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Financial Statements Introductory Note

Interactive Brokers Group, Inc. (“IBG, Inc.” or the “Company”) is an automated global electronic market maker and broker specializing in routing orders and executing and processing trades in securities, futures and foreign exchange instruments on more than 70 electronic exchanges and trading venues around the world. In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut as well as from Chicago, Illinois and Lake Forest, California. Abroad, we conduct business through offices located in Montreal, London, Zug, Hong Kong and Sydney. At March 31, 2008 we had 687 employees worldwide.

On May 3, 2007, IBG, Inc. priced its initial public offering (the “IPO”) of shares of its Class A common stock, par value $0.01 per share (the “Common Stock”). In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC (the “Group”), and became the sole managing member of IBG LLC, the holding company for our businesses, and began to consolidate IBG LLC’s financial results into its financial statements. We are currently a holding company and our primary assets are our ownership of approximately 10.3% of the membership interests of IBG LLC. When we use the terms “we,” “us,” and “our,” we mean IBG LLC and its subsidiaries for periods prior to the IPO, and IBG, Inc. and its subsidiaries (including IBG LLC) for periods from and after the IPO. Such transactions, collectively referred to herein as the “Recapitalization,” are described in greater detail in Note 4 to the unaudited condensed consolidated financial statements. Unless otherwise indicated, the term “common stock” refers to the Class A common stock of IBG, Inc.

The unaudited condensed consolidated financial statements as of and for the three month period ended March 31, 2008 and the unaudited condensed consolidated statement of financial condition as of December 31, 2007 reflect IBG, Inc. and its subsidiaries. The unaudited condensed consolidated statements of income and of cash flows for the three month period ended March 31, 2007 relate to IBG LLC and its subsidiaries.

The unaudited condensed consolidated financial statements do not reflect what the financial position, results of operations or cash flows of IBG, Inc. or the Group would have been had these companies been stand-alone public companies prior to May 4, 2007. Specifically, the historical financial statements of the Group do not give effect to the following matters:

•	the Recapitalization;
•	U.S. corporate federal income taxes; and
•	minority interest held by IBG Holdings LLC.

As a consequence, earnings per share information reported in the unaudited condensed consolidated statements of income reflect only net income available for common stockholders for the period subsequent to May 3, 2007, as detailed in Note 4 to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(Unaudited)
	March 31,	December 31,
(in thousands, except share data)	2008	2007
Assets
Cash and cash equivalents	$695,387	$521,776
Cash and securities - segregated for regulatory purposes	5,544,412	5,232,557
Securities borrowed	6,862,521	6,862,028
Securities purchased under agreements to resell	-	-
Trading assets, at fair value:
Financial instruments owned	10,760,416	11,018,613
Financial instruments owned and pledged as collateral	5,128,916	5,838,900
	15,889,332	16,857,513
Other receivables:
Customers, less allowance for doubtful accounts of$3,483 and $1,999 at March 31, 2008 and December 31, 2007	1,955,409	1,916,076
Brokers, dealers and clearing organizations	1,630,805	2,484,163
Receivable from affiliate	5,223	--
Interest	75,562	85,478
	3,666,999	4,485,717
Other assets	531,972	547,494
Total assets	$33,190,623	$34,542,086

Liabilities and stockholders’ equity
Liabilities:
Trading liabilities - financial instruments sold but notyet purchased, at fair value	$13,523,203	$14,315,853
Securities loaned	4,827,701	4,968,863
Short-term borrowings	1,266,535	1,415,725
Other payables:
Customers	7,489,834	7,630,703
Brokers, dealers and clearing organizations	1,135,566	1,568,620
Payable to affiliate	323,970	323,901
Accounts payable, accrued expenses and other liabilities	251,218	231,008
Interest	41,839	53,133
	9,242,427	9,807,365
Senior notes payable	165,023	160,456
Senior secured credit facility	150,000	300,000
Minority interest	3,571,038	3,165,421

Commitments, contingencies and guarantees

Stockholders’ equity:
Common stock, $0.01 par value per share
Class A – Authorized- 1,000,000, 000, Issued-43,270,823, Outstanding– 40,143,760	433	433
Class B – Authorized- 100, Issued- 100, Outstanding– 100	--	--
Additional paid-in capital	450,667	450,667
Retained earnings	75,351	48,160
Accumulated other comprehensive income, net of income taxes of $7,677 and $2,388	13,211	4,109
Treasury stock, at cost, 3,127,063 shares	(94,966)	(94,966)
Total stockholders’ equity	444,696	408,403
Total liabilities and stockholders’ equity	$33,190,623	$34,542,086

See accompanying notes to the condensed consolidated financial statements

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
	Three months ended March 31,
(in thousands, except for shares or per share amounts)	2008	2007
Revenues:

Trading gains	$378,640	$198,802
Commissions and execution fees	88,247	56,335
Interest income	143,920	184,519
Other income	30,779	24,689
Total revenues	641,586	464,345

Interest expense	113,138	133,537

Total net revenues	528,448	330,808

Non-interest expenses:
Execution and clearing	87,159	90,120
Employee compensation and benefits	41,374	32,793
Occupancy, depreciation and amortization	8,525	5,957
Communications	3,995	3,463
General and administrative	13,442	8,136
Total non-interest expenses	154,495	140,469

Income before income taxes and minority interest	373,953	190,339

Income tax expense	33,413	6,143
Minority interest subsequent to May 3, 2007	(313,349)	-

Net income	$27,191	$184,196

Earnings per share (Note 4):
Basic	$0.68
Diluted	$0.66

Weighted average common shares outstanding:
Basic	40,143,860
Diluted	401,292,908

See accompanying notes to the condensed consolidated financial statements

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended March 31,
(in thousands)	2008	2007
Cash flows from operating activities:
Net income	$27,191	$184,196
Adjustments to reconcile net income to net cash provided by operating activities:
Translation (gains) losses	47,770	(7,677)
Deferred income taxes	14,382	(2,714)
Depreciation and amortization	4,350	2,953
Minority interest	313,349	-
Employee stock plan compensation	6,836	-
Losses on non-trading investments, net	642	591
Other	1,048	29
Change in operating assets and liabilities:
Increase in cash and securities - segregated for regulatory purposes	(312,027)	(316,041)
Decrease (increase) in securities borrowed	322,405	(38,693)
Decrease in securities purchased under agreements to resell	35,001	97,740
Decrease in trading assets	1,672,840	1,162,118
Increase in receivables from customers	(38,067)	(233,129)
Decrease (increase) in other receivables	916,828	(820,811)
Decrease (increase) in other assets	27,562	(7,163)
Decrease in trading liabilities	(1,349,904)	(108,113)
Decrease in securities loaned	(335,240)	(1,013,203)
(Decrease) increase in payable to customers	(145,724)	677,017
(Decrease) increase in other payables	(481,167)	639,544
Net cash provided by operating activities	728,076	216,644
Cash flows from investing activities:
Sale (purchase) of investments	300	(9,419)
Purchase of property and equipment	(4,265)	(4,048)
Net cash used in investing activities	(3,965)	(13,467)
Cash flows from financing activities:
Dividends paid by IBG LLC prior to IPO	-	(24,500)
Dividends paid to IBG Holdings LLC subsequent to IPO	(33,043)	-
Issuance of senior notes	124,699	112,816
Redemptions of senior notes	(120,132)	(108,810)
Borrowings under senior secured credit facility	300,000	-
Repayments of senior secured credit facility	(450,000)	-
Decrease in short-term borrowings, net	(403,483)	(243,224)
Net used in financing activities	(581,959)	(263,718)
Effect of exchange rate changes on cash and cash equivalents	31,459	(954)
Net (decrease) increase in cash and cash equivalents	173,611	(61,495)
Cash and cash equivalents at beginning of period	521,776	669,271
Cash and cash equivalents at end of period	$695,387	$607,776

Supplemental disclosures of cash flow information:
Cash paid for interest	$124,432	$134,178
Cash paid for taxes	$13,655	$5,279
Non-cash investing activities:
Refinancing of bridge loan	$-	$10,018

See accompanying notes to the condensed consolidated financial statements

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity
Three months ended March 31, 2008
(Unaudited)
(in thousands, except for share data)

						Accumulated
	Common Stock		Additional			Other	Total
		Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'
	Shares	Value	Capital	Stock	Earnings	Income	Equity
Balance, January 1, 2008	40,143,860	$433	$450,667	$(94,966)	$48,160	$4,109	$408,403
Comprehensive income:
Net income					$27,191		27,191
Other comprehensive income:
cumulative translation adjustment, net of income taxes of $5,289					-	9,102	9,102
Total comprehensive income					27,191	9,102	36,293
Balance, March 31, 2008	40,143,860	$433	$450,667	$(94,966)	$75,351	$13,211	$444,696

See accompanying notes to the condensed consolidated financial statements

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

1.	Organization and Nature of Business

The accompanying unaudited condensed consolidated financial statements of Interactive Brokers Group, Inc. and subsidiaries (“IBG, Inc.” or the “Company”), a Delaware holding company, include the financial results of IBG LLC and its operating subsidiaries (collectively, “IBG LLC” or the “Group”) for the periods reported. Subsequent to May 3, 2007, the statements reflect the consolidation of IBG, Inc.’s investment in IBG LLC. On May 9, 2007, IBG, Inc. issued 40 million shares of its Class A common stock pursuant to a registered public offering (the “IPO”, see Note 4), completed its purchase of a 10.0% interest in IBG LLC and became the sole managing member of the Group under the “Amended and Restated Operating Agreement of IBG LLC” dated May 3, 2007. IBG, Inc. is a Delaware holding company whose primary operating asset is its ownership interest in IBG LLC. IBG LLC, is an automated global market maker and electronic broker specializing in routing orders and processing trades in securities, futures and foreign exchange instruments.

IBG LLC is a Connecticut limited liability company that conducts its business through its operating subsidiaries (collectively called the “Operating Companies”): Timber Hill LLC (“TH LLC”), Timber Hill Europe AG (“THE”), Timber Hill Securities Hong Kong Limited (“THSHK”), Timber Hill Australia Pty Limited (“THA”), Timber Hill Canada Company (“THC”), Interactive Brokers LLC (“IB LLC”), Interactive Brokers Canada Inc. (“IBC”), Interactive Brokers (U.K.) Limited (“IBUK”), Interactive Brokers (India) Private Limited (“IBI”), Interactive Brokers Hungary KFT (“IBH”), IB Exchange Corp. (“IBEC”) and FutureTrade Technologies, LLC and subsidiaries (“FTT”).

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

Basis of Presentation

These unaudited condensed consolidated financial statements are presented in U.S. dollars and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting with respect to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in IBG, Inc.’s Annual Report on Form 10-K filed with the SEC on March 27, 2008.

The unaudited condensed consolidated financial statements as of and for the three month period ended March 31, 2008 and the unaudited condensed consolidated statement of financial condition as of December 31, 2007 reflect IBG, Inc. and its subsidiaries. The unaudited condensed consolidated statements of income and of cash flows for the three month period ended March 31, 2007 relate to IBG LLC and its subsidiaries.

The unaudited condensed consolidated financial statements do not reflect what the financial position, results of operations or cash flows of IBG, Inc. or the Group would have been had these companies been stand-alone public companies prior to May 4, 2007. Specifically, the historical financial statements of the Group do not give effect to the following matters:

•	the Recapitalization;
•	U.S. corporate federal income taxes; and
•	minority interest held by IBG Holdings LLC.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments to present fairly IBG, Inc.’s financial position, results of operations and cash flows for the interim periods presented. The unaudited condensed consolidated results of operations and of cash flows for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for any future period or for the full year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the unaudited condensed consolidated financial statements and accompanying notes. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ materially from those estimates. Such estimates include the estimated fair value of financial instruments and investments accounted for under the equity method of accounting, the estimated useful lives of property and equipment, including capitalized internally developed software, compensation accruals, tax liabilities and estimated contingency reserves.

Fair Value

IBG, Inc. adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (See Note 7) as of January 1, 2008. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy under SFAS No. 157 are:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level 3	Prices or valuations that require inputs that are both significant to fair value measurement and unobservable

In determining fair value, IBG, Inc. groups all financial instruments owned and financial instruments sold, but not yet purchased into a single category of instruments classified within Level 1 of the fair value hierarchy because these instruments are valued using quoted market prices, as published by exchanges and clearing houses or otherwise broadly distributed in active markets. These financial instruments include U.S. government and sovereign obligations, active listed securities, options, futures, options on futures and corporate debt securities. Securities segregated for regulatory purposes include mutual funds and U.S. government obligations. IBG, Inc. does not adjust quoted prices for such instruments, even in the event that the Company may hold a large position whereby a purchase or sale could reasonably impact quoted prices.

               IBG, Inc. also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” as of January 1, 2008. SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. At adoption, the Company had no assets or liabilities for which it elected the fair value option.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries. As sole managing member of IBG LLC, IBG, Inc. exerts control over the Group’s operations. In accordance with Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries,” the Company consolidates the Group’s consolidated financial statements and records as minority interest the interests in the Group that IBG, Inc. does not own. The Group’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control. All inter-company balances and transactions have been eliminated. Pursuant to the revised Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” IBG, Inc. would also consolidate any Variable Interest Entities (“VIEs”) of which it is the primary beneficiary. IBG, Inc. currently is not the primary beneficiary of any such entities and therefore no VIEs are included in the unaudited condensed consolidated financial statements.

Earnings Per Share

Earnings per share (“EPS”) is computed in accordance with SFAS No. 128, “Earnings Per Share.” Shares of Class A and Class B common stock share proportionately in the earnings of IBG, Inc. Basic earnings per share are calculated utilizing net income available for common stockholders for the three months ended March 31, 2008, divided by the weighted average number of shares of Class A and Class B common stock outstanding. Diluted earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average percentage of IBG LLC interests owned by IBG, Inc. during the period to arrive at an amount of net income that would be available for common stockholders on a fully-diluted basis if all member interests in IBG LLC currently held by IBG Holdings LLC had been sold to IBG, Inc. and an equivalent number of shares of Common Stock had been issued by IBG, Inc. This resulting net income is divided by the weighted average total number of shares of Class A and Class B common stock that would be outstanding if such a transaction had occurred, and includes shares of Common Stock issued and issuable under the 2007 ROI Unit Stock Plan and shares of Common Stock issued under the 2007 Stock Incentive Plan (Note 5).

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

Cash and Securities — Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators including the SEC and the Commodities Futures Trading Commission (“CFTC”) in the United States, the Financial Services Authority in the United Kingdom and the Investment Dealers Association in Canada, to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets. In addition, substantially all of the Operating Companies are members of various clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities.

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

IBG, Inc. monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as required contractually. Receivables and payables with the same counterparty are not offset in the consolidated statements of financial condition. For these transactions, the fees received or paid by IBG, Inc. are recorded as interest income or interest expense in the unaudited condensed consolidated statements of income.

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

Financial Instruments Owned and Sold But Not Yet Purchased

Stocks, government and corporate bonds, futures and options transactions are reported in the unaudited condensed consolidated financial statements on a trade date basis. All financial instruments owned and financial instruments sold but not yet purchased are recorded at fair value based upon quoted market prices. All firm-owned financial instruments pledged to counterparties where the counterparty has the right, by contract or custom, to sell or repledge the financial instruments are classified as financial instruments owned and pledged as collateral in the unaudited condensed consolidated statements of financial condition.

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

Investments

IBG, Inc. makes certain strategic investments and accounts for these investments under the equity method of accounting. Investments are accounted for under the equity method of accounting when IBG, Inc. has significant influence over the investee as required under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Investments accounted for under the equity method are recorded at the fair value amount of IBG, Inc.’s investment and adjusted each period for IBG, Inc.’s share of the investee’s income or loss. IBG, Inc.’s share of the income or losses from equity investments is reported as a component of other income in the unaudited condensed consolidated statements of income and IBG, Inc.’s equity investments, which are included in other assets in the unaudited condensed consolidated statements of financial condition, increase or decrease accordingly. Distributions received from equity investees are recorded as reductions to the respective investment balance.

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

Property and Equipment

Property and equipment, which is a component of other assets, consist of purchased technology hardware and software, internally developed software, leasehold improvements and office furniture and equipment. Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation and amortization are computed using the straight-line method. Equipment is depreciated over the estimated useful lives of the assets, while leasehold improvements are amortized over the lesser of the estimated economic useful life of the asset or the term of the lease. Computer equipment is depreciated over three to five years and office furniture and equipment are depreciated over five to seven years. Qualifying costs for internally developed software are capitalized and amortized over the expected useful life of the developed software, not to exceed three years.

Comprehensive Income and Foreign Currency Translation

Comprehensive income consists of two components: net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are included in stockholders’ equity but are excluded from net income. IBG, Inc.’s other comprehensive income is comprised of foreign currency translation adjustments.

IBG, Inc.’s international operating companies have a functional currency (i.e., the currency in which activities are primarily conducted) that is other than the U.S. dollar. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the period. Translation gains and losses from market making and electronic brokerage activities, respectively, are included in trading gains and in other income in the accompanying unaudited condensed consolidated statements of income. Adjustments that result from translating amounts from a subsidiary’s functional currency are reported as a component of accumulated other comprehensive income.

Revenue Recognition

— Trading Gains

Trading gains and losses are recorded on trade date, and are reported on a net basis. Trading gains are comprised of changes in the fair value of trading assets and liabilities (i.e., unrealized gains and losses) and realized gains and losses. Dividends are integral to the valuation of stocks bought and sold and, accordingly, are reported on a net basis as a component of trading gains in the accompanying unaudited condensed consolidated statements of income.

— Commissions and Execution Fees

Commissions charged for executing and clearing customer transactions are accrued on a trade date basis and are reported as commissions and execution fees in the unaudited condensed consolidated statements of income, and the related expenses are reported as execution and clearing expenses, also on a trade date basis.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) replaces SFAS No. 141, mandating changes in the accounting for business combinations most notably that changes in purchase price allocations, if made, are required to be applied retrospectively, whereas under SFAS No. 141, such changes were applied prospectively. SFAS No. 141(R) is effective for an entity’s fiscal year beginning after December 15, 2008, and early adoption is not permitted. Adoption of SFAS No. 141(R) is not expected to have a material effect on IBG, Inc.’s unaudited condensed consolidated statements of financial condition, income or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 requires non-controlling (“minority”) interests in a reporting entity to be reported as a component of the entity’s stockholder’s equity. SFAS No. 160 is effective for an entity’s fiscal year beginning after December 15, 2008, and early adoption is not permitted. Adoption of SFAS No. 160 is not expected to have a material effect on IBG, Inc.’s unaudited condensed consolidated statements of financial condition, income or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 2008. SFAS No. 161 will not affect the Company’s financial condition, results of operations or cash flows. The Company is presently evaluating the impact of SFAS No. 161 on its existing disclosures.

On May 9, 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities in accordance with U.S. GAAP. This Statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is presently evaluating the impact of SFAS No. 162 on its financial condition, results of operations, cash flows and its existing disclosures.

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

Concentrations of Credit Risk

IBG, Inc.’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of March 31, 2008, the Company did not have any concentrations of credit risk.

Off-Balance Sheet Risks

IBG, Inc. may be exposed to a risk of loss not reflected in the consolidated financial statements for certain derivative instruments, including equity options and futures products and for securities sold, but not yet purchased, which represent obligations of IBG, Inc. to deliver specified securities at contracted prices, which may create a liability to repurchase them in the market at prevailing prices. Accordingly, these transactions result in off-balance sheet risk as IBG, Inc.’s cost to liquidate such securities, options and futures contracts may exceed the amount reported in IBG, Inc.’s unaudited condensed consolidated statements of financial condition.

4.	Initial Public Offering and Recapitalization

On May 3, 2007, IBG, Inc. priced its initial public offering of shares of Common Stock. In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Such transactions are collectively referred to herein as the “Recapitalization.” IBG Holdings LLC wholly owns all Class B common stock, which common stock has voting rights in proportion to its ownership interests in IBG LLC, approximately 89.7% as of March 31, 2008.

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

The Exchange Agreement also provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from IBG Holdings LLC, which is expected to result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, holders of IBG Holdings LLC member interests will be able to request redemption of such member interests over an eight (8) year period following the IPO; 12.5% annually for seven (7) years and 2.5% in the eighth year. The primary manner in which the redemption price is expected to be paid is from the proceeds from sales of additional shares of Common Stock. Three hundred sixty (360) million shares of authorized Common Stock have been reserved for such future sales (see Note 12).

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc. the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. A deferred tax asset of $380,785 was recorded as of the IPO date, which deferred tax asset is being amortized as additional deferred income tax expense over 15 years, as allowable under current tax law. As of March 31, 2008 and December 31, 2007, the unamortized balance of the deferred tax asset was $364,785 and $369,748, respectively. IBG, Inc. also entered into an agreement (the “Tax Receivable Agreement”) with IBG Holdings LLC to pay IBG Holdings LLC (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of the tax basis increase. As of the IPO date, a payable to IBG Holdings LLC of $323,668 was recorded by IBG, Inc. Amounts payable under the Tax Receivable Agreement are subject to repayment to IBG Holdings LLC annually upon the filing of IBG, Inc.’s federal income tax return. IBG, Inc. has not filed its federal income tax return as of March 31, 2008. The remaining 15%, $57,117, has been accounted for as a permanent increase to additional paid-in capital in the unaudited condensed consolidated statement of financial condition.

Post-IPO Capital Structure

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As described previously in Note 2 and in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of IBG Holdings LLC’s ownership of IBG LLC. At March 31, 2008, 1,000,000,000 shares of Class A common stock are authorized, of which 43,270,823 shares have been issued and 40,143,760 shares were outstanding as of March 31, 2008 and December 31, 2007. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of March 31, 2008 and December 31, 2007. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of March 31, 2008 and December 31, 2007.

Earnings per Share

Historical earnings per share information is not applicable for reporting periods prior to the consummation of the IPO. Net income available for common stockholders of $27,191 is the net income earned by IBG, Inc. on its interest in the Group for the three month period ended March 31, 2008, net of the provision for income taxes for the period.

The calculation of basic and diluted earnings per share is described below:

Basic earnings per share are calculated utilizing net income available for common stockholders for the three month period ended March 31, 2008, divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period:

Three month
period ended
March 31, 2008
Basic earnings per share:
Net income available for common stockholders	$ 27,191

Weighted average shares of common stock outstanding:
Class A	40,143,760
Class B	100

40,143,860

Basic earnings per share	$ 0.68

Diluted earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average percentage of IBG LLC interests owned by IBG, Inc. (approximately 10.3%) to arrive at an amount of net income that would be available for common stockholders on a fully-diluted basis if all member interests in IBG LLC currently held by IBG Holdings LLC had been sold to IBG, Inc. and an equivalent number of shares of Common Stock had been issued by IBG, Inc. This resulting net income is divided by the weighted average total number of shares of Class A and Class B common stock that would be outstanding if such a transaction had occurred, and includes shares of Common Stock issued and issuable pursuant to the 2007 ROI Unit Stock Plan and shares of Common Stock issued under the 2007 Stock Incentive Plan (Note 5).

Three month
period ended
March 31, 2008
Diluted earnings per share:
Net income available for common stockholders	$ 263,818

Weighted average shares of common stock outstanding:
Class A:
Issued and outstanding	40,143,760
Assumed issuance in exchange for remaining interests in IBG LLC	359,977,731
Issuable pursuant to 2007 ROI Unit Stock Plan	1,171,317
Class B	100

401,292,908

Diluted earnings per share	$ 0.66

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

As of March 31, 2008 and December 31, 2007, payables to employees for ROI Dollar Units were $25,367 and $21,710, respectively. Of these payable amounts, $7,019 was vested as of March 31, 2008 and December 31, 2007. These amounts are included in accounts payable, accrued expenses and other liabilities in the unaudited condensed consolidated statements of financial condition. Compensation expense for the ROI Dollar Unit plan, included in the unaudited condensed consolidated statements of income for the three month period ended March 31, 2008 was $3,695.

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

Of the fair value at the date of grant, $17,806 represented the accumulated ROI Dollar Unit value elected to be invested by employees in Common Stock and such amount was accrued for as of December 31, 2006. The remainder will be ratably accrued as compensation expense by the Group from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule. Compensation expense for the 2007 ROI Unit Stock Plan and related grants under the 2007 Stock Incentive Plan, net of the effect of forfeitures, included in the unaudited condensed consolidated statement of income for the three month period ended March 31, 2008 was $1,200.

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

Estimated future grants under the Stock Incentive Plan will be accrued for ratably during each year under the SFAS No. 123(R) “Graded Vesting” method. Compensation expense recognized in the unaudited condensed consolidated statement of income for the three month period ended March 31, 2008 was $5,636.

Shares granted under the 2007 ROI Unit Stock Plan and the Stock Incentive Plan are subject to forfeiture in the event an employee ceases employment with the Company. The plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post-employment provisions will forfeit 50% of unvested previously granted shares unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested shares previously granted. Distributions of remaining shares to former employees will occur annually following the discontinuation of employment over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year.

The following is a summary of Stock Plan activity for the period for the three month period ended March 31, 2008:

	2007 Stock	2007 ROI Unit
	Incentive Plan	Stock Plan
	Shares	Shares
Balance, December 31, 2007	1,916,744	1,151,932
Granted	-	-
Forfeited by employees	(6,700)	(3,249)
Distributed to employees	-	-

Balance, March 31, 2008	1,910,044	1,148,683

6.	Financial Instruments Owned and Sold, But Not Yet Purchased, at Fair Value

Financial instruments owned, including those pledged as collateral, and financial instruments sold, but not yet purchased consisted of securities, at fair value, as follows at March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
		Sold, But Not		Sold, But Not
	Owned	Yet Purchased	Owned	Yet Purchased
Stocks	$6,914,670	$6,177,921	$8,594,567	$6,247,069
Options	8,245,380	7,345,220	7,354,818	8,068,721
U.S. and foreign government obligations	472,273	-	727,453	-
Warrants	151,741	-	98,357	-
Corporate bonds	7,149	62	6,521	63
Discount certificates	98,119	-	75,797	-

	$15,889,332	$13,523,203	$16,857,513	$14,315,853

7.	Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy (see Note 2) financial instruments owned and financial instruments sold, but not yet purchased consisted of securities, at fair value. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Financial Assets at Fair Value as of March 31, 2008

	Level 1	Level 2	Level 3	Total
Stocks	$6,914,670	$ -	$ -	$6,914,670
Options	8,245,380			8,245,380
U.S. and foreign government obligations	472,273			472,273
Warrants	151,741			151,741
Corporate bonds	7,149			7,149
Discount certificates	98,119	-	-	98,119

	15,889,332	-	-	15,889,332
Securities segregated for regulatory purposes	5,226,450	-	-	5,226,450

	$21,115,782	$ -	$ -	$21,115,782

	Financial Liabilities At Fair Value as of March 31, 2008

	Level 1	Level 2	Level 3	Total
Stocks	$6,177,921	$ -	$ -	$6,177,921
Options	7,345,220			7,345,220
Corporate bonds	62			62

	$13,523,203	$ -	$ -	$13,523,203

8.	Commitments, Contingencies and Guarantees

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

As of March 31, 2008 and December 31, 2007, reserves provided for potential losses related to litigation matters were not material.

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

9.	Segment and Geographic Information

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

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues, income before income taxes and minority interest for the three month periods ended March 31, 2008 and 2007 and to total assets as of March 31, 2008 and December 31, 2007 were:

	Three months ended March 31,
	2008	2007
Net revenues:
Market making	$403,255	$233,294
Electronic brokerage	128,228	94,500
Corporate and eliminations	(3,035)	3,014

Total net revenues	$528,448	$330,808

Income before income taxes:
Market making	$321,042	$154,011
Electronic brokerage	57,783	34,672
Corporate and eliminations	(4,872)	1,656

Total income before income taxes and minority interest	$373,953	$190,339

	March 31,	December 31,
	2008	2007
Segment assets:
Market making	$25,046,752	$26,914,815
Electronic brokerage	8,661,688	8,935,387
Corporate and eliminations	(517,817)	(1,308,116)

Total assets	$33,190,623	$34,542,086

IBG, Inc. operates its automated global business in U.S. and international markets on more than 70 exchanges and market centers. A significant portion of IBG, Inc.’s net revenues are generated by consolidated subsidiaries operating outside the United States. International operations are comprised of market making and electronic brokerage activities in 25 countries in Europe, Asia and North America (outside the United States). The following table presents total net revenues and income before income taxes and minority interest by geographic area for the three month periods ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
Net revenues:
United States	$331,022	$246,592
International	200,397	82,478
Corporate and eliminations	(2,971)	1,738

Total net revenues	$528,448	$330,808

Income before income taxes:
United States	$230,192	$152,496
International	148,761	37,455
Corporate and eliminations	(5,000)	388

Total income before income taxes and minority interest	$373,953	$190,339

10.	Regulatory Requirements

At March 31, 2008, aggregate excess net capital for all of the Operating Companies was $2,219,010.

TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the CFTC’s minimum financial requirements (Regulation 1.17). At March 31, 2008, TH LLC had net capital of $891,789, which was $868,698 in excess of required net capital of $23,091, and IB LLC had net capital of $445,667, which was $395,729 in excess of required net capital of $49,938.

THE is subject to the Swiss National Bank eligible equity requirement. At March 31, 2008, THE had eligible equity of $1,060,460, which was $734,863 in excess of the minimum requirement of $325,597.

THSHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, THA is subject to the Australian Stock Exchange liquid capital requirement, THC and IBC are subject to the Investment Dealers Association of Canada risk-adjusted capital requirement and IBUK is subject to the U.K. Financial Services Authority financial resources requirement.

At March 31, 2008, all of the Operating Companies were in compliance with their respective regulatory capital requirements.

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain entities within IBG, Inc. are subject to other regulatory restrictions and requirements.

11.	Related Party Transactions

Receivable from affiliate represents amounts advanced to IBG Holdings LLC. Included in payable to customers in the accompanying unaudited condensed consolidated statement of financial condition as of March 31, 2008 are director and officer account balances of $714,701. Included in senior notes payable at March 31, 2008 are senior notes purchased by directors and their affiliates of $11,620.

12.	Subsequent Events

On April 16, 2008, IBG LLC paid a dividend to its members of $98,450, of which IBG, Inc.’s pro rata allocation was $10,147.

  On April 24, 2008, IBG, Inc. filed with the Securities and Exchange Commission a Registration Statement on Form S-1 relating to the offering of 50 million shares of its Class A common stock. The net proceeds of the offering were intended to be used to purchase additional IBG LLC member interests from IBG Holdings LLC, pursuant to the terms and conditions of the Exchange Agreement, dated as of May 3, 2007, by and among IBG, Inc., IBG Holdings LLC, IBG LLC and members of IBG LLC (the “Exchange Agreement”) . The offering was terminated without issuance of any shares. The shares offered in the offering will be deregistered and IBG, Inc. has agreed not to register another public offering of its shares of Class A common stock until at least April 15, 2009.

                 In lieu of the above-referenced offering, the Exchange Agreement provides that IBG LLC, using its available liquidity, may facilitate the redemption by IBG Holdings LLC of interests held by its members. With the consent of IBG Holdings LLC and IBG, Inc. (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC has agreed to redeem membership interests from IBG Holdings LLC at a price equal to the 30-day volume weighted average price (“VWAP”) of IBG, Inc.’s shares of Class A common stock as of the redemption date. The redemptions are expected to be completed during May 2008.

                The redemption cost to IBG LLC is estimated at $72.0 million, based upon a VWAP of $29.99 per share. As a consequence of this transaction, IBG, Inc.’s interest in IBG LLC will increase to approximately 10.4%, with IBG Holdings LLC owning the remaining 89.6%. The redemptions will also result in the IBG Holdings LLC interest held by Thomas Peterffy and his affiliates increasing from approximately 84.6% to approximately 85.2%.

On May 9, 2008, 458,654 shares of Class A common stock, with a total grant date fair value of $13.9 million were distributed to employees pursuant to the 2007 ROI Unit Stock Plan and the Stock Incentive Plan.  As provided for under the terms of the plans, certain employees elected to sell, and the Company will facilitate the sale of, 125,671 of the distributed shares to meet the employees’ personal income tax withholding obligations arising from this share distribution.

*****

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes in Item 1, included elsewhere in this report. In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 27, 2008 and elsewhere in this report.

Introduction

We are an automated global electronic market maker and broker specializing in routing orders and executing and processing trades in securities, futures and foreign exchange instruments on more than 70 electronic exchanges and trading venues around the world. Since our inception in 1977, we have focused on developing proprietary software to automate broker-dealer functions. The advent of electronic exchanges in the last 18 years has provided us with the opportunity to integrate our software with an increasing number of exchanges and trading venues into one automatically functioning, computerized platform that requires minimal human intervention.

The Company reports its results in two business segments, market making and electronic brokerage. These segments are analyzed separately as we derive our revenues from these two principal business activities as well as allocate resources and assess performance.

•

Market Making. We conduct our market making business through our TH subsidiaries. As one of the largest market makers on many of the world’s leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of approximately 447,000 tradable, exchange-listed products. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time. Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, thus minimizing the risk of our portfolio at all times. This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios.

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

Executive Overview

Diluted earnings per share were $0.66 for the three months ended March 31, 2008. The calculation of diluted earnings per share is detailed in Note 4, “Initial Public Offering and Recapitalization,” to the unaudited condensed consolidated financial statements, Part 1, Item 1 of this Quarterly Report on Form 10-Q. On a pro forma basis, IBG, Inc.’s diluted earnings per share were $0.31 for the three months ended March 31, 2007.

Consolidated: For the three months ended March 31, 2008, our net revenues were $528.4 million and income before income taxes and minority interest was $374.0 million, compared to net revenues of $330.8 million and income before income taxes of $190.3 million for the same period in 2007. Trading gains were 90% higher in the first quarter of 2008 compared to the same period last year and commissions and execution fees were up by 57% for the same time period. Our pre-tax margin, for the three months ended March 31, 2008, was 71%, compared to 58% for the same period in 2007.

Market Making: During the three months ended March 31, 2008, income before income taxes in our market making segment increased 108%, compared with the three months ended March 31, 2007, and increased 57% sequentially, primarily reflecting higher trading gains. Pre-tax margin increased to 80% for the quarter ended March 31, 2008. The first quarter was marked by a productive environment for market making, with high market volumes and high volatility. These conditions allowed us to leverage our automated trading and real-time risk management system. Market making trade volume, for the three months ended March 31, 2008, grew by 13% from the same period last year.

Brokerage: During the three months ended March 31, 2008, income before income taxes in our electronic brokerage segment increased 67%, compared with the first quarter of 2007, reflecting higher revenues from commissions and execution fees and growth in net interest income. Pre-tax margin increased to 45% for the quarter ended March 31, 2008, compared with 37% for the same period last year, reflecting leverage from automation and decreased payments for order flow. The increase in commissions and execution fees was related to robust growth in transaction volume and customer accounts. Total daily average revenue trades (“DARTs”) for cleared and execution-only customers increased 44% to 354,000 during the three months ended March 31, 2008, compared to 245,000 during the three months ended March 31, 2007. Cleared customer DARTs increased over the same period by 59% to 303,000. The increase in net interest was driven by the growth in customer balances and fully-secured margin loans. Customer accounts increased 21% over the year ago quarter and customer equity grew by 33% over the year ago quarter. Annualized DARTs per average account were 788 in the first quarter of 2008 and annualized net revenue per average account was $4,645.

Market making, by its nature, does not produce predictable earnings. Our results in any given period may be materially affected by volumes in the global financial markets, the level of competition and other factors. Electronic brokerage is more predictable, but it is dependent on customer activity, growth in customer accounts and assets, interest rates and other factors. For a further discussion of the factors that may affect our future operating results, please see the description of risk factors in our Annual Report on Form 10-K filed with the SEC on March 27, 2008.

The following tables present historical trading volumes for our business. However, volumes are not the only drivers in our business.

TRADE VOLUMES:

(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2003	32,772		22,748		2,367		57,887		230
2004	41,506	27%	28,876	27%	2,932	24%	73,314	27%	290
2005	54,044	30%	34,800	21%	7,380	152%	96,224	31%	382
2006	66,043	22%	51,238	47%	12,828	74%	130,109	35%	518
2007	99,086	50%	72,931	42%	16,638	30%	188,655	45%	752

1Q2007	22,844		15,587		4,423		42,854		703
1Q2008	25,811	13%	27,550	77%	4,716	7%	58,077	36%	952

CONTRACT AND SHARE VOLUMES:

(in 000’s, except %)

TOTAL

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2003	194,358		31,034		17,038,250
2004	269,715	39%	37,748	22%	17,487,528	3%
2005	409,794	52%	44,560	18%	21,925,120	25%
2006	563,623	38%	62,419	40%	34,493,410	57%
2007	673,144	19%	83,134	33%	47,324,798	37%

1Q2007	159,056		18,643		10,422,130
1Q2008	202,104	27%	28,034	50%	13,868,099	33%

MARKET MAKING

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2003	177,459		6,638		12,578,584
2004	236,569	33%	10,511	58%	12,600,280	0%
2005	308,613	30%	11,551	10%	15,625,801	24%
2006	371,929	21%	14,818	28%	21,180,377	36%
2007	447,905	20%	14,520	-2%	24,558,314	16%

1Q2007	99,603		3,586		5,978,287
1Q2008	137,767	38%	5,380	50%	7,035,193	18%

BROKERAGE TOTAL

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2003	16,898		24,396		4,459,667
2004	33,146	96%	27,237	12%	4,887,247	10%
2005	101,181	205%	33,009	21%	6,299,319	29%
2006	191,694	89%	47,601	44%	13,313,033	111%
2007	225,239	17%	68,614	44%	22,766,484	71%

1Q2007	59,453		15,057		4,443,843
1Q2008	64,337	8%	22,654	50%	6,832,906	54%

 * Includes options on futures

CONTRACT AND SHARE VOLUMES, continued:

(in 000's, except %)

BROKERAGE CLEARED

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2003	11,351		19,086		3,612,503
2004	16,438	45%	24,118	26%	4,339,462	20%
2005	23,456	43%	30,646	27%	5,690,308	31%
2006	32,384	38%	45,351	48%	12,492,870	120%
2007	51,586	59%	66,278	46%	20,353,584	63%

1Q2007	10,070		14,529		4,003,834
1Q2008	16,801	67%	21,958	51%	5,913,872	48%

* Includes options on futures

BROKERAGE STATISTICS:

(in 000’s, except % and where noted)

	1Q2008	1Q2007	% Change
Total Accounts	99	82	21%
Customer Equity (in billions) *	$9.2	$6.9	33%
Cleared DARTs	303	190	60%
Total Customer DARTs	354	245	45%

(in $'s, except DART per account)
Avg. Commission per DART	4.32	$4.69
Avg. DART per Account (Annualized)	788	601
Avg. Net Revenue per Account (Annualized)	$4,645	$4,069

* Excludes non-customers (i.e., officers, directors and affiliated parties)

Business Environment

In the first quarter we continued to observe high volume combined with high volatility in the equity and derivatives markets brought about by turmoil in the credit markets. Liquidity tightening amongst banks and other lenders presented a challenging environment for broker-dealers. Significant losses from investment in sub-prime mortgage securities continued to drive volatility in the U.S. markets. We do not conduct business in these markets or over the counter in general. With the exception of spot foreign exchange, which is arguably one of the most liquid markets, we trade and broker only exchange listed securities and futures contracts that are cleared by central clearing houses. As a result, there is no subjective judgment used in valuing our trading assets, there is a ready market for them on every business day and our positions are marked-to-market daily using external closing prices published by the exchanges and clearing houses.

According to data compiled by the Futures Industry Association (FIA) and based on data received from exchanges worldwide, volumes in exchange-listed equity-based options increased by approximately 30.1% globally and 44.6% in the U.S. during the three months ended March 31, 2008, compared to the same period in 2007. This is a continuation of a trend we have observed over the past six years, and we believe that as the “equity culture” spreads around the world this trend is likely to continue. Sequentially, from the fourth quarter of last year to the first quarter of 2008 the equity option volume growth was 4.9% in North America, 16.9% in Europe, and 3.0% in Asia Pacific. The strong growth in European volume relative to the other regions was fostered by the liquidation of Société Générale’s unauthorized positions on Martin Luther King Day. In addition, on several days the U.S. Federal Reserve Board’s actions to provide more liquidity to the credit markets had the effect of quieting the U.S. markets following active trading sessions in Europe and Asia.

Over the past few quarters, we have continued to observe a rise in certain types of options activity that are driven by non-trading strategies. One such strategy results in spikes in trading volume prior to ex-dividend dates that would appear to be overstating the exchange-reported volumes, especially in the United States. Such activity does not represent trades with which other market participants, including market makers and customers, can interact. We cannot estimate the impact this activity has on overall trading volumes.

In February 2007, the SEC introduced a penny pricing pilot program for 13 classes of options. Options in the pilot program trade in minimum price increments of one cent, rather than the five and ten cent increments quoted in other options classes. The penny pricing pilot has been considered a success by the SEC. On September 28, 2007, the pilot grew to cover classes representing 35% of industry trading volume with the addition of 22 option classes. On March 28, 2008, penny pricing was extended to 63 options classes that account for over 50% of U.S. options volume. Most of these classes are quoted in pennies for options priced under $3.00 and nickels for options priced above $3.00. Overall, the exchange volume through January 2008 in the penny classes rose two to three times more than non-penny classes as compared to the periods prior to their inclusion in the pilot, according to data published by the International Securities Exchange. Our results in the penny classes are difficult to measure, in part because certain penny options on ETFs have become the most liquid markets, whereas historically the related stock index futures were the most liquid. Because our hedging activities in market making naturally gravitate to the markets with the narrowest bid-offer spreads, we expect to earn less in these markets, while we seek to maximize our overall trading gains. We believe that our low-cost, automated platform allows us to compete effectively at the narrower bid/offer spreads that have been observed in the penny classes overall.

According to data compiled by the FIA and based on data received from exchanges worldwide, in the first three months of 2008 we accounted for approximately 14.8% of the exchange-listed equity options volume traded worldwide and approximately 17.8% of exchange-listed equity options volume traded in the U.S. This compares to approximately 14.8% of the exchange-listed equity options volume traded worldwide and approximately 19.9% of the exchange-listed equity options volume traded in the U.S. in the first three months of 2007.

Results of Operations

The tables in the period comparisons below provide summaries of our revenues and expenses. The period-to-period comparisons of financial results are not necessarily indicative of future results. Historical results of operations are reported as a limited liability company until the IPO, which occurred on May 4, 2007, and do not include franchise tax, minority interest, and federal and state income taxes. Such items are included in subsequent periods. Therefore, the historical results for the period prior to the IPO and subsequent thereto are not comparable. This MD&A includes certain pro forma financial data to present our results of operations on a more comparable basis.

The following table sets forth our consolidated results of operations for the indicated periods:

	Three Months
	Ended March 31,
	(in millions except share and per share data)
	2008	2007
Revenues:
Trading gains	$378.6	$198.8
Commissions and execution fees	88.2	56.3
Interest income	143.9	184.5
Other income	30.8	24.7

Total revenues	641.5	464.3

Interest expense	113.1	133.5

Total net revenues	528.4	330.8

Non-interest expenses:
Execution and clearing	87.1	90.2
Employee compensation and benefits	41.4	32.8
Occupancy, depreciation and amortization	8.5	6.0
Communications	4.0	3.4
General and administrative	13.4	8.1

Total non-interest expenses	154.4	140.5

Income before income taxes and minority interest	374.0	190.3

Certain actual and pro forma information with respect to the periods described above is presented below. Information for the three months ended March 31, 2008 is based on actual results and the three months ended March 31, 2007 are presented as if we had been a public company for the entire period.

	Actual	Pro Forma (1)
Income tax expense (2), (3)	33.4	12.3
Minority interest(4)	(313.4)	(165.2)

Net income	$27.2	$12.8

Earnings per share (5)
Basic	$0.68	$0.32
Diluted	$0.66	$0.31

Weighted average common shares outstanding
Basic	40,143,860	40,142,196
Diluted	401,292,908	401,317,851

(1)

Pro forma earnings per share calculation (i) includes the restricted shares of Common Stock that have been issued or are to be issued pursuant to the 2007 ROI Unit Stock Plan and (ii) issuance of restricted shares of Common Stock pursuant to the 2007 Stock Incentive Plan, but excludes shares of Common Stock that are issuable in the future pursuant to the 2007 Stock Incentive Plan. These amounts have been updated to reflect actual shares granted and issued under these plans, which were estimated in the company’s Registration Statement and Form 10-Q as originally filed.

(2)

The income tax adjustments of $6.2 million for the three month period ended March 31, 2007 represent the sum of the current income tax expense adjustment for this period and the deferred income tax expense adjustment for this period (referenced in note 4 below). This adjustment is $0.3 million higher than the originally filed pro forma consolidated statement of income, which increase reflects the shares granted and issued under the stock plans (referenced in note 1 above) and an update to the estimated deferred tax asset (referenced in note 4 below).

(3)

Subsequent to the IPO, additional deferred income tax expense will be $25.4 million, calculated on a straight line basis, resulting from the amortization of the deferred tax asset of $380.8 million arising from the acquisition of the 10% member interest in IBG LLC (see note 3 above) over 15 years. Of this amount, $4.4 million would have been amortizable for the three month period ended March 31, 2007 under current tax law. This additional deferred income tax expense is, however, fully offset by reduced current income tax expense in calculating the total provision for income taxes. The $131.5 million increase in the deferred tax asset (offset by a $111.8 million increase in liabilities) reflects an update to the deferred tax asset computation for additional tax benefits we expect to derive.

(4)

Adjusted for the approximate 89.7% interest in IBG LLC that IBG Holdings LLC holds arising from the Recapitalization and the IPO, including initial share issuances pursuant to employee equity incentive plans (see note 1 above). The adjustments are equal to approximately 89.7% of total net income for the three month period presented.

(5)

Basic pro forma earnings per share are calculated based on 40.1 million shares of Common Stock and 100 shares of Class B common stock being outstanding. Diluted earnings per share are calculated based on an assumed purchase by us of all remaining IBG LLC membership interests held by IBG Holdings LLC and the issuance by us of 360 million shares of Common Stock, resulting in a total of 401.3 million shares deemed outstanding as of the beginning of each period. There is no impact on earnings per share for such purchase and issuance because 100% of net income before minority interest would be available to common stockholders as IBG Holdings LLC would no longer hold a minority interest, and the full difference between the book and tax basis of IBG LLC’s assets would also be available for reducing income tax expense. Therefore, the net income utilized to calculate diluted earnings per share would be $124 million for the three month period ended March 31, 2007.

Diluted weighted average common shares outstanding include 1.2 million shares of Common Stock to be issued pursuant to the 2007 ROI Unit Stock Plan. Shares of Common Stock to be issued in connection with the 2007 Stock Incentive Plan have been excluded from diluted weighted average common shares outstanding because such shares are non-dilutive.

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Net Revenues

Total net revenues for the three months ended March 31, 2008 increased $197.6 million, or 60%, to $528.4 million from $330.8 million, during the three months ended March 31, 2007. Trading volume is one of the most important drivers of revenues and costs for both our market making and electronic brokerage segments. Based on data published by the FIA and options exchanges worldwide, global equity options volume increased approximately 30.1%, compared to the first quarter of 2007. For the three months ended March 31, 2008, equity-based option contracts executed by our subsidiaries increased by 43.0 million, or 27%, to 202.1 million contracts from 159.1 million contracts for the three months ended March 31, 2007.

Trading Gains. Trading gains for the three months ended March 31, 2008 increased $179.8 million, or 90%, to $378.6 million from $198.8 for the three months ended March 31, 2007. As market makers, we provide liquidity by buying from sellers and selling to buyers. During the three months ended March 31, 2008, our market making operations executed 25.8 million trades, a 13% increase over the three months ended March 31, 2007. Market making options contract volume in the quarter ended March 31, 2008 increased by 38% from the same period in 2007. Increases in trading volume for market making were driven by an active trading environment with high market volumes and high volatility in the quarter.

Included in trading gains are net dividends and currency translation gains and losses from market making activities. Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record. When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase stock after the ex-dividend date. Hence, the apparent gains and losses due to these price changes must be taken together with the dividends paid and received, respectively, in order to accurately reflect the results of our market making operations. As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in foreign currencies. In the quarter ended March 31, 2008, we observed broad based losses in the values of foreign currencies vs. Swiss francs, the base currency for our largest European subsidiary. Translation losses of $47.7 million were recognized in the three months ended March 31, 2008, on foreign currency balances held primarily by our European subsidiaries, compared to translation gains of $7.7 million for the three months ended March 31, 2007. Similarly, in the latest quarter, we observed broad based gains in the value of foreign currencies vs. U.S. dollars, which resulted in increases to our equity, as reflected in other comprehensive income. A discussion of our approach to managing foreign currency exposure is contained in Part 1, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Commissions and Execution Fees. Commissions and execution fees for the three months ended March 31, 2008 increased $31.9 million, or 57%, to $88.2 million, as compared to the three months ended March 31, 2007. This increase was primarily due to higher customer trading volume on an expanded customer base. Total DARTs for cleared and execution-only customers for the three months ended March 31, 2008 increased 44% to 354,000, compared to 245,000 during the three months ended March 31, 2007. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 59% to approximately 303,000, for the three months ended March 31, 2008, compared to approximately 190,000 for the three months ended March 31, 2007.The number of customer accounts grew by 21% to approximately 99,000 at March 31, 2008, compared to approximately 82,000 at March 31, 2007. Average commission per DART for cleared customers, for the three months ended March 31, 2008, decreased by $0.37 or 8%, to $4.32, as compared to $4.69 for the three months ended March 31, 2007, primarily due to more frequently trading customers who qualify for lower commissions on our sliding commissions scale.

Interest Income and Interest Expense. Net interest income (interest income less interest expense) for the three months ended March 31, 2008 decreased $20.2 million, or 40%, to $30.8 million, as compared to the three months ended March 31, 2007. Net interest income from market making, which accounted for 38% of total net interest income, contracted to $11.8 million, a decrease of 65% from the same period last year. As a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio. When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income. When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income. The relative interest rates during the first quarter of 2008 resulted in a mix of positions that produced more trading income and less interest income. In addition, average securities borrowed decreased by 33%, to $6.86 billion and securities loaned decreased by 33%, to $4.90 billion, for the quarter ended March 31, 2008, as market making positions contracted. Customer cash balances increased by 63%, to $7.49 billion, end-of-period, and customer fully secured margin borrowings increased 81%, to $1.95 billion, end-of-period, at March 31, 2008, as compared to $4.59 billion and $1.08 billion, end-of-period, respectively, at March 31, 2007. Customer cash balances at March 31, 2008 include approximately $0.71 billion from director and officer account balances. However, lower interest rates have had a negative effect on the net interest income we earned on small customer cash balances. Net interest earned in electronic brokerage increased $3.8 million, or 21%, to $22.0 million, as compared to the three months ended March 31, 2007.

Other Income. Other income, for the three months ended March 31, 2008, increased $6.1 million, or 25%, as compared to the three months ended March 31, 2007. This increase was primarily attributable to a $4.5 million increase in mark-to-market gains on non-trading securities, which are predominately investments in exchanges, and a $3.1 million increase in rebates from market centers for liquidity provided by our U.S. market making unit. This was offset by a $2.1 million decrease in payment for order flow income primarily due to the penny pricing pilot which was introduced in February of 2007.

Non-Interest Expenses

Non-interest expenses, for the three months ended March 31, 2008, increased by $13.9 million, or 10%, to $154.4 million from $140.5 million, during the three months ended March 31, 2007. Execution and clearing expenses made up 56% and employee compensation and benefits were 27% of non-interest expenses. As a percentage of total net revenues, non-interest expenses declined to 29% for the three month period ended March 31, 2008 from 42% during the same period in 2007.

Execution and Clearing.  Execution and clearing expenses, for the three months ended March 31, 2008, decreased $3.1 million, or 3%, to $87.1 million, as compared to the three months ended March 31, 2007. Execution and clearing expenses, outside of payment for order flow expenses, increased by $10.4 million or 14% to $82.5 million primarily due to increased trading volume across the markets in which the Group and its customers traded. Payments to order flow customers, a component of execution and clearing costs, for the three months ended March 31, 2008, decreased by $13.5 million, or 75%, to $4.6 million, as compared to the three months ended March 31, 2007. The decrease was attributable to discontinued servicing, which took place at the end of the second quarter in 2007, of certain non-cleared institutional customers who received payment for order flow, and had a positive impact on our operating margins in the three months ended March 31, 2008.  Payment for order flow expense was offset by payment for order flow revenue received from U.S. options exchanges, as described above under “Net Revenues—Other Income.”

Employee Compensation and Benefits. Employee compensation and benefits expenses, for the three months ended March 31, 2008, increased by $8.6 million, or 26%, to $41.4 million, as compared to the three months ended March 31, 2007. This increase reflected the continued phase-in of expenses related to our employee stock incentive plan and the 24% growth in the number of employees to 687 at March 31, 2008, as compared to 552 at March 31, 2007, in large part due to the addition of approximately 60 new staff members from our acquisition of FutureTrade Technologies, LLC, which closed in December of 2007. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 8% and 10%, for the three month periods ended March 31, 2008 and 2007, respectively.

General and Administrative. General and administrative expenses, for the three months ended March 31, 2008, increased $5.3 million, or 65%, as compared to the three months ended March 31, 2007, primarily attributable to increases in reserves for customer debts and for legal contingencies, as well as increased advertising expenditures.

.

Business Segments

The following table sets forth the net revenues and non-interest expenses and income before income taxes of our business segments:

		Three Months
		Ended March 31,
		2008	2007
		(in millions)
Market Making	Net revenues	$ 403.3	$ 233.3
	Non-interest expenses	82.3	79.3

	Income before income taxes	$ 321.0	$ 154.0

	Pre-tax profit margin	80%	66%

Electronic Brokerage	Net revenues	$ 128.2	$ 94.5
	Non-interest expenses	70.4	59.8

	Income before income taxes	$ 57.8	$ 34.7

	Pre-tax profit margin	45%	37%

Corporate	Net revenues	($ 3.1)	$ 3.0
	Non-interest expenses	1.7	1.4

	Income before income taxes	($ 4.8)	$ 1.6

Total	Net revenues	$ 528.4	$ 330.8
	Non-interest expenses	154.4	140.5

	Income before income taxes and minority interest	$ 374.0	$ 190.3

	Pre-tax profit margin	71%	58%

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

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months
	Ended March 31,
	2008	2007
	(in millions)
Revenues:
Trading gains	$ 377.3	$ 193.5
Interest income	76.3	130.7
Other income	14.2	6.2

Total revenues	467.8	330.4

Interest expense	64.5	97.1

Total net revenues	403.3	233.3

Non-interest expenses:
Execution and clearing	51.8	53.1
Employee compensation and benefits	15.9	13.7
Occupancy, depreciation and amortization	2.9	2.7
Communications	2.3	1.7
General and administrative	9.4	8.1

Total non-interest expenses	82.3	79.3

Income before income taxes	$ 321.0	$ 154.0

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Market making total net revenues for the three months ended March 31, 2008 increased $170.0 million, or 73%, to $403.3 million, from $233.3 million during the three months ended March 31, 2007. Trading gains for the three months ended March 31, 2008 increased $183.8 million, or 95%, primarily due to increased market volumes and high volatility in market prices relative to implied volatility in options prices. Market making options contract volume in the quarter ended March 31, 2008 increased by 38% from the same period in 2007 driven by favorable market conditions. Trading gains also include translation gains and losses. In the quarter ended March 31, 2008, we observed broad based losses in the values of foreign currencies vs. Swiss francs, the base currency for our largest European subsidiary. Translation losses, for the three months ended March 31, 2008, were $48.6 million, as compared to translation gains of $7.3 million, for the three months ended March 31, 2007. Similarly, in the same quarter, we observed broad based gains in the value of foreign currencies vs. U.S. dollars, which resulted in increases to our equity, as reflected in other comprehensive income. Net interest income, for the three months ended March 31, 2008, decreased $21.8 million, or 65%. As described above, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio. The mix of our positions for the first quarter of 2008 produced more trading income and less interest income.

Market making non-interest expenses for the three months ended March 31, 2008 increased $3.0 million, or 3.8%, as compared to the three months ended March 31, 2007. Of this increase, $2.2 million consisted of higher employee compensation and benefits expenses, an increase of 16% from the three months ended March 31, 2007, reflecting the continued phase in of expenses related to our employee stock incentive plan. Despite higher trading volume, execution and clearing expenses decreased $1.3 million or 2.4%, from the same period in 2007, reflecting the reduction in exchange mandated payment for order flow program costs as more options traded in pennies. In addition, greater options volume was executed on U.S. option exchanges that use the make-or-take (“MoT”) model, where as a market maker we are paid for providing liquidity instead of paying exchange fees. As a percentage of total net revenues, market making non-interest expenses decreased to 20% from 34% for the three months ended March 31, 2008 and 2007, respectively.

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months
	Ended March 31,
	2008	2007
	(in millions)
Revenues:
Commissions and execution fees	$ 88.2	$ 56.3
Interest income	72.8	59.8
Other income	18.0	20.0

Total revenues	179.0	136.1

Interest expense	50.8	41.6

Total net revenues	128.2	94.5

Non-interest expenses:
Execution and clearing	34.5	37.1
Employee compensation and benefits	13.1	9.2
Occupancy, depreciation and amortization	3.3	1.4
Communications	1.7	1.7
General and administrative	17.8	10.4

Total non-interest expenses	70.4	59.8

Income before income taxes	$ 57.8	$ 34.7

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31,  2007

Electronic brokerage total net revenues for the three months ended March 31, 2008 increased $33.7 million, or 36%, to $128.2 million, from $94.5 million during the three months ended March 31, 2007, primarily due to higher commissions and execution fees and net interest income, which increased $31.9 million, or 57%, and $3.8 million, or 21%, respectively. These increases reflect strong growth in the number of new customer accounts and significantly higher customer trading activity, combined with increases in customer cash and margin debit balances. Total DARTs from cleared and execution-only customers for the three months ended March 31, 2008 increased 44% to 354,000, compared to 245,000 during the three months ended March 31, 2007. DARTs from cleared customers for the three months ended March 31, 2008 increased 59% to 303,000, compared to 190,000 during the three months ended March 31, 2007. Total customer account equity grew by 33% to $9.2 billion at March 31, 2008, from $6.9 billion at March 31, 2007, excluding approximately $0.92 billion from director and officer accounts at March 31, 2008. The primary component of other income, payment for order flow received through programs administered by U.S. options exchanges, decreased $2.1 million, or 13%, was and it was completely offset by the reductions in payment for order flow expense.

Electronic brokerage non-interest expenses for the three months ended March 31, 2008 increased $10.6 million, or 18%, as compared to the three months ended March 31, 2007.  Within that, execution and clearing expenses decreased by $2.6 million which was comprised of an increase of $10.8 million in trade execution and clearing expenses offset by a $13.4 million reduction in payment for order flow expense in the three months ended March 31, 2008, as compared to the three months ended March 2007. Employee compensation and benefits expenses, for the three months ended March 31, 2008, increased by $3.9 million, or 42%, to $13.1 million, as compared to the three months ended March 31, 2007.  This increase was primarily due to a 45% growth in the number of employees due to our acquisition of FutureTrade Technologies and continuing growth in our customer service capabilities. General and administrative expenses increased by $7.4 million, or 71%, primarily due to increased reserves for customer debts and for legal contingencies, as well as, increased advertising expenses. As a percentage of total net revenues, non-interest expenses decreased to 55% from 63% for the three month periods ended March 31, 2008 and 2007, respectively, reflecting the scalability of our automated brokerage platform.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of exchange-listed marketable securities inventories, which are marked-to-market daily, and collateralized receivables arising from customer-related and proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, customer margin loans and securities purchased under agreements to resell. At March 31, 2008, total assets were $33.19 billion of which approximately $32.67 billion, or 98.4% were considered liquid and consisted predominantly of marketable securities and collateralized receivables.

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

In order to provide additional liquidity and to further increase our regulatory capital reserves, we issue senior notes and we maintain a committed senior secured revolving credit facility from a syndicate of banks (see “Principal Indebtedness” below). As of March 31, 2008, borrowings under these facilities totaled $315.0 million, which represented 7% of IBG, LLC’s total capitalization. Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our future liquidity needs for more than the next twelve months.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. The consolidated equity of IBG LLC grew from $2.97 billion at March 31, 2007 to $3.97 billion at March 31, 2008, representing an increase of 34%.

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

Principal Indebtedness

IBG LLC is the borrower under a $300.0 million senior secured revolving credit facility and is the issuer of senior notes of which $150.0 million and $165.0 million, respectively, were outstanding as of March 31, 2008.

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

As of March 31, 2008, IBG LLC was in compliance with all of the covenants under this credit facility.

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

At March 31, 2008 and December 31, 2007, IBG LLC had $165.0 million and $160.5 million, respectively, of senior notes outstanding. During the period from January 1 through March 31, 2008, total senior notes issued were $124.7 million, and senior notes redeemed totaled $120.2 million.

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

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Three Months
	Ended March 31,
	2008	2007
	(in millions)
Cash provided by operating activities	$ 728.1	$ 216.6
Cash (used in) investing activities	(4.0)	(13.5)
Cash (used in) financing activities	(582.0)	(263.7)
Effect of exchange rate changes on cash and cash equivalents	31.5	(1.0)

Increase (decrease) in cash and cash equivalents	$ 173.6	$ (61.6)

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

Three Months Ended March 31, 2008, IBG, Inc.: Our cash and cash equivalents increased by $173.6 million to $695.4 million for the three months ended March 31, 2008. We raised $728.1 million in net cash from operating activities primarily from increased net income and decreased trading positions. We used net cash of $586.0 million in our investing and financing activities primarily due to a decrease in short term borrowings and repayments on our senior secured revolving credit facility.

Three Months Ended March 31, 2007, IBG LLC: Our cash and cash equivalents decreased by $61.5 million to $607.8 million for the three months ended March 31, 2007. We used net cash of $277.2 million in our financing and investing activities primarily due to a decrease in short term borrowings, the payment of dividends to our members and an additional investment of $9.2 million in W.R Hambrecht + Co. Inc., as part of a three year senior secured promissory note and warrants to purchase common stock. We raised $216.6 million in net cash from operating activities primarily due to increased customer balances.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware. These expenditure items are reported as property and equipment. Capital expenditures for property and equipment were $4.3 million and $4.0 million for the three month periods ended March 31, 2008 and 2007, respectively. We anticipate that our 2008 gross capital expenditures will approximate $26 million, primarily for expansion of our data center and backup facilities. We expect our future capital expenditures to rise as we continue our focus on technology infrastructure initiatives in order to further enhance our competitive position. We anticipate that we will fund capital expenditures with cash from operations and cash on hand. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any strategic acquisitions, we may incur additional capital expenditures.

Seasonality

Our business is subject to seasonal fluctuations, reflecting varying numbers of market participants at times during the year and varying numbers of trading days from quarter-to-quarter, including declines in trading activity due to holidays. Typical seasonal trends may be superseded by market or world events, which can have a significant impact on prices and trading volume.

Strategic Investments and Acquisitions

We periodically engage in evaluations of potential strategic investments and acquisitions. The Company has made strategic investments in electronic trading exchanges including: Boston Options Exchange, LLC, OneChicago LLC, ISE Stock Exchange, LLC and CBOE Stock Exchange, LLC and had loans to W.R. Hambrecht + Co. Inc. with a par amount of $19.2 million.

On December 18, 2007, IB LLC closed on its acquisition of FutureTrade Technologies, LLC (“FTT”), a technology solutions provider to hedge funds and other institutional investors, and its wholly-owned subsidiary, FutureTrade Securities, LLC, which is an SEC registered broker-dealer. See the notes to the unaudited condensed consolidated financial statements in Item 1, Part 1 of this Quarterly Report on Form 10-Q for more information regarding our strategic investments.

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own. At March 31, 2008 there were no definitive agreements with respect to any material acquisition.

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

For cash management purposes, certain of our subsidiaries enter into short-term securities purchased under agreements to resell transactions and securities sold under agreements to repurchase transactions (repos) in addition to securities borrowing and lending arrangements, all of which may result in credit exposure in the event the counterparty to a transaction is unable to fulfill its contractual obligations. In accordance with industry practice, repos are collateralized by securities with a market value in excess of the obligation under the contract. Similarly, securities borrowed and loaned agreements are collateralized by deposits and receipts of cash. Our subsidiaries attempt to minimize credit risk associated with these activities by monitoring collateral values on a daily basis and requiring additional collateral to be deposited with or returned to our subsidiaries when deemed necessary.

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

Critical Accounting Policies

Valuation of Financial Instruments

IBG, Inc. adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (See Notes 2 and 7) as of January 1, 2008. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy under SFAS No. 157 are:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level 3	Prices or valuations that require inputs that are both significant to fair value measurement and unobservable

In determining fair value, IBG, Inc. groups all financial instruments owned and financial instruments sold, but not yet purchased into a single category of instruments classified within Level 1 of the fair value hierarchy because these instruments are valued using quoted market prices, as published by exchanges and clearing houses or otherwise broadly distributed in active markets. These financial instruments include U.S. government and sovereign obligations, active listed securities, options, futures, options on futures and corporate debt securities. Securities segregated for regulatory purposes include mutual funds and U.S. government obligations. IBG, Inc. does not adjust quoted prices for such instruments, even in the event that the Company may hold a large position whereby a purchase or sale could reasonably impact quoted prices.

IBG, Inc. also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” as of January 1, 2008. SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. At adoption, the Company had no assets or liabilities for which it elected the fair value option.

Contingencies

Our policy is to estimate and accrue for potential losses that may arise out of litigation and regulatory proceedings, to the extent that such losses are probable and can be estimated, in accordance with Statement of Financial Accounting Standards SFAS No. 5, “Accounting for Contingencies.” Potential losses that might arise out of tax audits, to the extent that such losses are “more likely than not”, would be estimated and accrued in accordance with FIN No. 48.Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience with and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred.

IBG LLC has been, and we likely will be, from time to time subject to litigation and other legal proceedings. As of March 31, 2008, certain subsidiaries of IBG LLC have been named parties to legal actions, which IBG LLC or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on IBG LLC’s business or financial condition, but may have a material impact on the results of operations for a given period. As of March 31, 2008 and 2007, respectively, reserves provided for potential losses related to litigation matters were not material.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) replaces SFAS No. 141, mandating changes in the accounting for business combinations most notably that changes in purchase price allocations, if made, are required to be applied retrospectively, whereas under SFAS No. 141, such changes were applied prospectively. SFAS No. 141(R) is effective for an entity’s fiscal year beginning after December 15, 2008, and early adoption is not permitted. Adoption of SFAS No. 141(R) is not expected to have a material effect on our unaudited condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 requires non-controlling (“minority”) interests in a reporting entity to be reported as a component of the entity’s stockholder’s equity. SFAS No. 160 is effective for an entity’s fiscal year beginning after December 15, 2008, and early adoption is not permitted. Adoption of SFAS No. 160 is not expected to have a material effect on our unaudited condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 2008. SFAS No.

161 will not affect the Company’s financial condition, results of operations or cash flows. We are presently evaluating the impact of SFAS No. 161 on its existing disclosures.

                 On May 9, 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities in accordance with U.S. GAAP. This Statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is presently evaluating the impact of SFAS No. 162 on its financial condition, results of operations, cash flows and its existing disclosures.

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

Forward looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward looking statements also involve known and unknown risks and uncertainties, which could cause actual results that differ materially from those contained in any forward looking statement. Many of these factors are beyond our ability to control or predict. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to, those discussed under “Risk Factors” beginning on page 17 of our Annual Report on Form 10-K. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we are under no obligation to publicly update or revise any forward looking statements after the date of this Quarterly Report on Form 10-Q.

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

In late 2005, we began to expand our market making systems to incorporate cash forex and forex options in order to hedge our currency exposure at little or no cost. In September 2006, we began hedging our currency exposure throughout the day on a continuous basis. In connection with the development of our currency hedging strategy, we have determined to base our net worth in GLOBALs. We define the GLOBAL as consisting of a basket of major currencies that currently includes U.S. dollar, Euro, Japanese yen, British pound, Canadian dollar and Australian dollar. With the growth of our international operations, we foresee including other currencies in our definition of the GLOBAL. As our forex market making systems continue to develop, and as more exchanges trade more forex-based products electronically, we expect more trading volume to flow through this system and, accordingly, we expect to be able to manage the risks in forex in the same low cost manner as we currently manage the risks of our market making in equity-based products.

Interest Rate Risk

We had $150.0 million in variable-rate debt outstanding at March 31, 2008. These debt obligations are subject to fluctuations in interest rates at the end of each borrowing term, which impact the amount of interest we must pay. If variable interest rates were to increase by 0.5% per annum, the annual impact to our net interest income would be a reduction of $0.8 million. Under our senior secured revolving credit facility, we have the ability to choose borrowing tenors from overnight to twelve months, which permits us to minimize the risk of interest rate fluctuations.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies. We do not pay interest on the first $10,000 in cash balances. A decrease of 0.25% per annum in benchmark interest rates would reduce our net interest income by approximately $2.2 million on an annualized basis.

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

We expect this kind of exposure to increase with growth in our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of March 31, 2008, we had $1.95 billion in margin credit extended to our customers. The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on March 27, 2008. During our normal course of business, the Company’s regulated operating companies are in discussions with regulators about matters raised during regulatory examinations or otherwise subject to their inquiry. These matters could result in censures, fines or other sanctions. Management believes the outcome of any resulting actions will not be material to the Company’s financial condition, results of operations or cash flows. However, the Company is unable to predict the outcome of these matters.

The Company believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on the consolidated financial condition of the Company. Legal reserves have been established in accordance with SFAS No.5 “Accounting for Contingencies.” The ultimate resolution may differ from the amounts reserved.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in under Part 1, Item 1A of our Annual Report on From 10-K filed with the SEC on March 27, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

Date: May 15, 2008