Form 10-Q
period 2008-06-30
Interactive Brokers Group, Inc.
filed 2008-08-08
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

As of August 8, 2008, there were 40,602,415 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

INTERACTIVE BROKERS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

Table of Contents

		Page
		No.

PART I:	FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)........................................................................................................................................	2

	Condensed Consolidated Statements of Financial Condition..............................................................................................	3

	Condensed Consolidated Statements of Income..................................................................................................................	4

	Condensed Consolidated Statements of Cash Flows...........................................................................................................	5

	Condensed Consolidated Statement of Changes in Stockholders’ Equity............................................................................	6

	Notes to Condensed Consolidated Financial Statements .....................................................................................................	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations ...................................................................................................................................................................	24

Item 3:	Quantitative and Qualitative Disclosures About Market Risk .............................................................................................	46

Item 4:	Controls and Procedures ......................................................................................................................................................	48

PART II:	OTHER INFORMATION

Item 1:	Legal Proceedings ................................................................................................................................................................	49

Item 1A:	Risk Factors..........................................................................................................................................................................................	49

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds ....................................................................................................	49

Item 3:	Defaults upon Senior Securities............................................................................................................................................	50

Item 4:	Submission of Matters to a Vote of Security Holders ..........................................................................................................	50

Item 5:	Other Information .................................................................................................................................................................	50

Item 6:	Exhibits ................................................................................................................................................................................	51

SIGNATURES	......................................................................................................................................................................................	52

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Financial Statements Introductory Note

Interactive Brokers Group, Inc. (“IBG, Inc.” or the “Company”) is a holding company whose primary asset is its ownership of approximately 10.4% of the membership interests of IBG LLC (the "Group").

We are an automated global electronic market maker and broker specializing in routing orders and executing and processing trades in securities, futures and foreign exchange instruments on more than 70 electronic exchanges and trading venues around the world. In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut as well as from Chicago, Illinois and Lake Forest, California. Abroad, we conduct business through offices located in Canada, England, Switzerland, Hong Kong, India and Australia. At June 30, 2008 we had 713 employees worldwide.

On May 3, 2007, IBG, Inc. priced its initial public offering (the “IPO”) of shares of its Class A common stock, par value $0.01 per share (the “Common Stock”). In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC, and became the sole managing member of IBG LLC, the holding company for our businesses, and began to consolidate IBG LLC’s financial results into its financial statements.  When we use the terms “we,” “us,” and “our,” we mean IBG LLC and its subsidiaries for periods prior to the IPO, and IBG, Inc. and its subsidiaries (including IBG LLC) for periods from and after the IPO. Such transactions, collectively referred to herein as the “Recapitalization,” are described in greater detail in Note 4 to the unaudited condensed consolidated financial statements. Unless otherwise indicated, the term “common stock” refers to the Class A common stock of IBG, Inc.

The unaudited condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2008 and the unaudited condensed consolidated statement of financial condition as of December 31, 2007 reflect IBG, Inc. and its subsidiaries. The unaudited condensed consolidated statements of income and of cash flows for the interim periods ended June 30, 2007 presented reflect the historical results of operations of IBG, Inc., including consolidation of its investment in IBG LLC subsequent to the May 4, 2007 IPO. Prior to May 4, 2007, the unaudited condensed consolidated financial statements included herein represent the financial statements of IBG LLC and its subsidiaries.

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

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(Unaudited)
	June 30,	December 31,
(in thousands, except share data)	2008	2007
Assets
Cash and cash equivalents	$431,264	$521,776
Cash and securities - segregated for regulatory purposes	5,246,897	5,232,557
Securities borrowed	5,418,307	6,862,028
Securities purchased under agreements to resell	52,802	35,001
Trading assets, at fair value:
Financial instruments owned	8,857,999	11,018,613
Financial instruments owned and pledged as collateral	4,405,345	5,838,900
	13,263,344	16,857,513
Other receivables:
Customers, less allowance for doubtful accounts of $3,614 and $1,999 at June 30, 2008
and December 31, 2007	2,484,077	1,916,076
Brokers, dealers and clearing organizations	2,296,752	2,484,163
Receivable from affiliate	5,791	--
Interest	57,818	85,478
	4,844,438	4,485,717
Other assets	536,798	547,494
June
Total assets	$29,793,850	$34,542,086

Liabilities and stockholders’ equity
Liabilities:
Trading liabilities - financial instruments sold but not yet purchased, at fair value	$12,874,194	$14,315,853
Securities loaned	2,816,966	4,968,863
Short-term borrowings	627,682	1,415,725
Other payables:
Customers	7,672,441	7,630,703
Brokers, dealers and clearing organizations	930,403	1,568,620
Payable to affiliate	323,698	323,901
Accounts payable, accrued expenses and other liabilities	250,117	231,008
Interest	38,985	53,133
	9,215,644	9,807,365
Senior notes payable	180,734	160,456
Senior secured credit facility	50,000	300,000
Minority interest (Note 1)	3,553,577	3,165,421

Commitments, contingencies and guarantees

Stockholders’ equity:
Common stock, $0.01 par value per share
Class A – Authorized- 1,000,000,000, Issued- 43,270,823, Outstanding– 40,602,415
and 40,143,760 at June 30, 2008 and December 31, 2007	433	433
Class B – Authorized- 100, Issued- 100, Outstanding– 100	--	--
Additional paid-in capital	450,667	450,667
Retained earnings	93,699	48,160
Accumulated other comprehensive income, net of income taxes of $6,589 and $2,388 at
June 30, 2008 and December 31, 2007	11,339	4,109
Treasury stock, at cost, 2,668,408 and 3,127,063 shares at June 30, 2008 and December 31, 2007	(81,085)	(94,966)
Total stockholders’ equity (Note 1)	475,053	408,403

Total liabilities and stockholders’ equity	$29,793,850	$34,542,086

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except for shares or per share amounts)	2008	2007	2008	2007
Revenues:
Trading gains	$265,964	$150,298	$644,604	$349,101
Commissions and execution fees	85,490	60,285	173,737	116,620
Interest income	128,730	205,091	272,650	389,610
Other income	17,737	22,605	48,516	47,293

Total revenues	497,921	438,279	1,139,507	902,624

Interest expense	102,545	143,547	215,683	277,083

Total net revenues	395,376	294,732	923,824	625,541

Non-interest expenses:
Execution and clearing	73,973	81,374	161,132	171,494
Employee compensation and benefits	38,502	28,880	79,876	61,674
Occupancy, depreciation and amortization	8,616	6,461	17,141	12,418
Communications	4,575	3,471	8,570	6,935
General and administrative	10,349	9,893	23,791	18,029
Total non-interest expenses	136,015	130,079	290,510	270,550

Income before income taxes and minority interest	259,361	164,653	633,314	354,991

Income tax expense	28,593	5,504	62,006	11,647
Minority interest subsequent to May 3, 2007	212,420	84,006	525,769	84,006

Net income (Note 1)	$18,348	$75,143	$45,539	$259,338

Net income and earning per share for periods subsequent to May 3, 2007 (Note 4):

Net income available for common stockholders	$18,348	$7,006	$45,539	$7,006

Earnings per share:
Basic	$0.45	$0.17	$1.13	$0.17
Diluted	$0.44	$0.17	$1.10	$0.17

Weighted average common shares outstanding:
Basic	40,410,989	40,188,053	40,277,424	40,188,053
Diluted	400,148,064	401,363,708	400,720,486	401,363,708

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
(in thousands)	2008	2007
Cash flows from operating activities:
Net income	$45,539	$259,338
Adjustments to reconcile net income to net cash provided by operating activities:
Translation gains	(954)	(26,444)
Deferred income taxes	27,093	5,467
Depreciation and amortization	8,567	5,951
Minority interest	525,769	84,006
Employee stock plan compensation	13,812	5,640
Losses (gains) on non-trading investments, net	2,563	(5,491)
Other	1,489	497
Change in operating assets and liabilities:
Increase in cash and securities - segregated for regulatory purposes	(14,437)	(1,304,594)
Decrease in securities borrowed	1,693,603	2,423,299
(Increase) decrease in securities purchased under agreements to resell	(17,803)	97,740
Decrease in trading assets	4,109,823	1,086,858
Increase in receivables from customers	(567,774)	(446,575)
Decrease (increase) in other receivables	275,595	(2,604,554)
Decrease (increase) in other assets	19,965	(262,821)
(Decrease) increase in trading liabilities	(1,871,883)	1,015,317
Decrease in securities loaned	(2,256,296)	(2,888,476)
Increase in payable to customers	40,961	1,826,021
(Decrease) increase in other payables	(684,835)	1,133,335
Net cash provided by operating activities	1,350,797	404,514
Cash flows from investing activities:
Sale (purchase) of investments	300	(9,678)
Puchase of IBG LLC historical member interests	--	(1,177,892)
Dividends received from IBG LLC	--	5,288
Purchase of property and equipment	(8,136)	(7,968)
Net cash used in investing activities	(7,836)	(1,190,250)
Cash flows from financing activities:
Net proceeds from issuance of Class A and Class B Common Stock	--	1,177,392
Redemption of member interests from IBG Holdings LLC	(72,015)	--
Dividends paid by IBG LLC prior to IPO	--	(158,500)
Dividends paid to IBG Holdings LLC subsequent to IPO	(165,170)	--
Cash capital contribution to THE	--	3,882
Issuances of senior notes	255,079	223,727
Redemptions of senior notes	(234,801)	(219,627)
Borrowings under senior secured credit facility	300,000	--
Repayments of senior secured credit facility	(550,000)	--
Decrease in short-term borrowings, net	(988,173)	(53,878)
Net cash (used in) provided by financing activities	(1,455,080)	972,996
Effect of exchange rate changes on cash and cash equivalents	21,607	12,055
Net (decrease) increase in cash and cash equivalents	(90,512)	199,315
Cash and cash equivalents at beginning of period	521,776	669,271
Cash and cash equivalents at end of period	$431,264	$868,586

Supplemental disclosures of cash flow information:
Cash paid for interest	$229,831	$275,104
Cash paid for taxes	$50,406	$1,285
Non-cash investing activities:
Refinancing of bridge loan	$-	$10,018

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity
Six months ended June 30, 2008
(Unaudited)
(in thousands, except for share amounts)

						Accumulated
	Common Stock		Additional			Other	Total
		Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'
	Shares	Value	Capital	Stock	Earnings	Income	Equity
Balance, January 1, 2008	40,143,860	$433	$450,667	$(94,966)	$48,160	$4,109	$408,403

Common Stock distributed to employees	458,655			13,881			13,881

Comprehensive income:
Net income					45,539		45,539
Other comprehensive income:
cumulative translation adjustment, net
of income taxes of $6,589						7,230	7,230
Total comprehensive income					45,539	7,230	52,769
Balance, June 30, 2008	40,602,515	$433	$450,667	$(81,085)	$93,699	$11,339	$475,053

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

1.	Organization and Nature of Business

Interactive Brokers Group, Inc. (“IBG, Inc.” or the “Company”) is a holding company whose primary asset is its ownership of approximately 10.4% of the membership interests of IBG LLC, which, in turn, owns our operating subsidiaries (collectively, “IBG LLC” or the “Group”). At June 30, 2008 IBG LLC had equity capital in the form of redeemable members’ interests of $3,977,480. For the three and six month periods ended June 30, 2008, IBG LLC earned net income of $236,834 and $586,190, respectively. Approximately 10.4% of IBG LLC’s equity capital and earnings was allocated to IBG, Inc. and the remainder was allocated to minority interest.

The accompanying unaudited condensed consolidated financial statements of IBG, Inc. include the financial results of IBG LLC for the periods reported. Subsequent to May 3, 2007, the statements reflect the consolidation of IBG, Inc.’s investment in IBG LLC. On May 9, 2007, IBG, Inc. issued 40 million shares of its Class A common stock pursuant to a registered public offering (the “IPO”, see Note 4), completed its purchase of a 10.0% interest in IBG LLC and became the sole managing member of the Group under the “Amended and Restated Operating Agreement of IBG LLC” dated May 3, 2007. IBG, Inc. is a Delaware holding company whose primary operating asset is its ownership interest in IBG LLC. IBG LLC is an automated global market maker and electronic broker specializing in routing orders and processing trades in securities, futures and foreign exchange instruments.

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

The unaudited condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2008 and the unaudited condensed consolidated statement of financial condition as of December 31, 2007 reflect IBG, Inc. and its subsidiaries.

The unaudited condensed consolidated statements of income and of cash flows for the interim periods ended June 30, 2007 presented reflect the historical results of operations of IBG, Inc., including consolidation of its investment in IBG LLC subsequent to the May 4, 2007 IPO. Prior to May 4, 2007, the unaudited condensed consolidated financial statements included herein represent the financial statements of IBG LLC and its subsidiaries.

The unaudited condensed consolidated financial statements do not reflect what the financial position, results of operations or cash flows of IBG, Inc. or the Group would have been had these companies been stand-alone public companies prior to May 4, 2007. Specifically, the historical financial statements of the Group do not give effect to the following matters:

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

•	the Recapitalization;
•	U.S. corporate federal income taxes; and
•	minority interest held by IBG Holdings LLC.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments to present fairly IBG, Inc.’s financial position, results of operations and cash flows for the interim periods presented. The unaudited condensed consolidated results of operations and of cash flows for the interim periods ended June 30, 2008 presented are not necessarily indicative of the results to be expected for any future period or for the full year.

Change in Presentation

The presentation of certain prior year amounts has been reclassified in the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2007 to conform to the current presentation. Within cash flows from operating activities, net income available for common stockholders was reported instead of net income, and IBG LLC’s pre-IPO net income was included in the minority interest adjustment to reconcile to net cash provided by operating activities.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries. As sole managing member of IBG LLC, IBG, Inc. exerts control over the Group’s operations. In accordance with Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries,” the Company consolidates the Group’s consolidated financial statements and records as minority interest the interests in the Group that IBG, Inc. does not own. The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control. All inter-company balances and transactions have been eliminated. Pursuant to the revised Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” IBG, Inc. would also consolidate any Variable Interest Entities (“VIEs”) of which it is the primary beneficiary. IBG, Inc. currently is not the primary beneficiary of any such entities and therefore no VIEs are included in the unaudited condensed consolidated financial statements.

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

In determining fair value, IBG, Inc. groups all financial instruments owned, financial instruments sold, but not yet purchased and securities segregated for regulatory purposes into a single category of instruments classified within Level 1 of the fair value hierarchy because these instruments are valued using quoted market prices, as published by exchanges and clearing houses or otherwise broadly distributed in active markets. These financial instruments include U.S. government and sovereign obligations, active listed securities, options, futures, options on futures and corporate debt securities. Securities segregated for regulatory purposes include mutual funds and U.S. government obligations. IBG, Inc. does not adjust quoted prices for such instruments, even in the event that the Company may hold a large position whereby a purchase or sale could reasonably impact quoted prices.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

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

Earnings Per Share

Earnings per share (“EPS”) is computed in accordance with SFAS No. 128, “Earnings Per Share.” Shares of Class A and Class B common stock share proportionately in the earnings of IBG, Inc. Basic earnings per share are calculated utilizing net income available for common stockholders for the three and six month periods ended June 30, 2008, divided by the weighted average number of shares of Class A and Class B common stock outstanding. Diluted earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average percentage of IBG LLC interests owned by IBG, Inc. during the period to arrive at an amount of net income that would be available for common stockholders on a fully-diluted basis if all member interests in IBG LLC currently held by IBG Holdings LLC had been sold to IBG, Inc. and an equivalent number of shares of Common Stock had been issued by IBG, Inc. This resulting net income is divided by the weighted average total number of shares of Class A and Class B common stock that would be outstanding if such a transaction had occurred, and includes shares of Common Stock issued and issuable under the 2007 ROI Unit Stock Plan and shares of Common Stock issued under the 2007 Stock Incentive Plan (Note 5).

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

IBG, Inc. monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as permitted contractually. Receivables and payables with the same counterparty are not offset in the consolidated statements of financial condition. For these transactions, the fees received or paid by IBG, Inc. are recorded as interest income or interest expense in the unaudited condensed consolidated statements of income.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at contract value, plus accrued interest, which approximates fair value. IBG, Inc.’s policy is to obtain possession of collateral with a fair value equal to or in excess of the principal amount loaned under resale agreements. To ensure that the fair value of the underlying collateral remains sufficient, this collateral is valued daily with additional collateral obtained or excess collateral returned, as permitted under contractual provisions.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 requires non-controlling (“minority”) interests in a reporting entity to be reported as a component of the entity’s stockholder’s equity. SFAS No. 160 is effective for an entity’s fiscal year beginning after December 15, 2008, and early adoption is not permitted. Management is assessing the potential impact on the Company's unaudited condensed consolidated financial statements of adopting SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 2008. Adoption of SFAS No. 161 is not expected to have a material effect on IBG, Inc.’s unaudited condensed consolidated statements of financial condition, income or cash flows.

On May 9, 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities in accordance with U.S. GAAP. This Statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Adoption of SFAS No. 162 is not expected to have a material effect on IBG, Inc.’s unaudited condensed consolidated statements of financial condition, income or cash flows.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

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

For cash management purposes, IBG, Inc. enters into short-term securities purchased under agreements to resell and securities sold under agreements to repurchase transactions (“repos”) in addition to securities borrowing and lending

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

arrangements, all of which may result in credit exposure in the event the counterparty to a transaction is unable to fulfill its contractual obligations. In accordance with industry practice, repos are collateralized by securities with a market value in excess of the obligation under the contract. Similarly, securities borrowed and loaned agreements are collateralized by deposits of cash or securities. IBG, Inc. attempts to minimize credit risk associated with these activities by monitoring collateral values on a daily basis and requiring additional collateral to be deposited with or returned to IBG, Inc. as permitted under contractual provisions.

Concentrations of Credit Risk

IBG, Inc.’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of June 30, 2008, the Company did not have any concentrations of credit risk.

Off-Balance Sheet Risks

IBG, Inc. may be exposed to a risk of loss not reflected in the unaudited condensed consolidated financial statements for futures products, which represent obligations of IBG, Inc. to settle at contracted prices, which may require repurchase or sale in the market at prevailing prices. Accordingly, these transactions result in off-balance sheet risk as IBG, Inc.’s cost to liquidate such futures contracts may exceed the amounts reported in IBG, Inc.’s unaudited condensed consolidated statements of financial condition.

4.	Initial Public Offering and Recapitalization

On May 3, 2007, IBG, Inc. priced its initial public offering of shares of Common Stock. In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Such transactions are collectively referred to herein as the “Recapitalization.” IBG Holdings LLC wholly owns all Class B common stock, which common stock has voting rights in proportion to its ownership interests in IBG LLC, approximately 89.6% as of June 30, 2008.

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

•	minority interest reflecting IBG Holdings LLC’s ownership of IBG LLC membership interests.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

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

The Exchange Agreement also provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from IBG Holdings LLC, which is expected to result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, holders of IBG Holdings LLC member interests will be able to request redemption of such member interests over an eight (8) year period following the IPO; 12.5% annually for seven (7) years and 2.5% in the eighth year. The primary manner in which the redemption price is expected to be paid is from the proceeds from sales of additional shares of Common Stock. Three hundred sixty (360) million shares of authorized Common Stock were reserved for such future sales.

On April 24, 2008, IBG, Inc. filed with the Securities and Exchange Commission a Registration Statement on Form S-1 relating to the offering of 50 million shares of its Class A common stock. The net proceeds of the offering were intended to be used to purchase additional IBG LLC member interests from IBG Holdings LLC, pursuant to the terms and conditions of the Exchange Agreement. The offering was terminated without issuance of any shares. The shares offered in the offering were deregistered and IBG, Inc. has agreed not to register another public offering of its shares of Class A common stock until at least April 15, 2009.

In lieu of the above-referenced offering, the Exchange Agreement provides that IBG LLC, using its available liquidity, may facilitate the redemption by IBG Holdings LLC of interests held by its members. In May 2008, with the consent of IBG Holdings LLC and IBG, Inc. (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed to redeem membership interests from IBG Holdings LLC at their fair value of $72,015, equivalent to $29.99 per share of Class A common stock. As a consequence of this transaction, IBG, Inc.’s interest in IBG LLC increased to approximately 10.4%, with IBG Holdings LLC owning the remaining 89.6%. The redemptions also resulted in an increase in the IBG Holdings LLC interest held by Thomas Peterffy and his affiliates from approximately 84.6% to approximately 85.2%.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc. the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. A deferred tax asset of $380,785 was recorded as of the IPO date, which deferred tax asset is being amortized as additional deferred income tax expense over 15 years, as allowable under current tax law. As of June 30, 2008 and December 31, 2007, the unamortized balance of the deferred tax asset was $360,421 and $369,748, respectively. IBG, Inc. also entered into an agreement (the “Tax Receivable Agreement”) with IBG Holdings LLC to pay IBG Holdings LLC (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of the tax basis increase. As of the IPO date, a payable to IBG Holdings LLC of $323,668 was recorded by IBG, Inc. Amounts payable under the Tax Receivable Agreement are subject to repayment to IBG Holdings LLC annually upon the filing of IBG, Inc.’s federal income tax return. IBG, Inc. has not filed its federal income tax return as of June 30, 2008. The remaining 15%, $57,117, has been accounted for as a permanent increase to additional paid-in capital in the unaudited condensed consolidated statement of financial condition.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Post-IPO Capital Structure

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As described previously in Note 2 and in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of IBG Holdings LLC’s ownership of IBG LLC. At June 30, 2008, 1,000,000,000 shares of Class A common stock are authorized, of which 43,270,823 shares have been issued and 40,602,415 and 40,143,760 shares were outstanding as of June 30, 2008 and December 31, 2007, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of June 30, 2008 and December 31, 2007. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of June 30, 2008 and December 31, 2007.

Earnings per Share

Historical earnings per share information is not applicable for reporting periods prior to the consummation of the IPO. The calculation of basic and diluted earnings per share is described below:

Basic earnings per share are calculated utilizing net income available for common stockholders for the three and six month periods ended June 30, 2008, divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period:

		Period from		Period from
	Three month	May 4, 2007	Six month	May 4, 2007
	period ended	through	period ended	through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Basic earnings per share:
Net income available for common stockholders	$18,348	$7,006	$45,539	$7,006

Weighted average shares of common stock outstanding:
Class A	40,410,889	40,187,953	40,277,324	40,187,953
Class B	100	100	100	100
	40,410,989	40,188,053	40,277,424	40,188,053

Basic earnings per share	$0.45	$0.17	$1.13	$0.17

Diluted earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average percentage of IBG LLC interests owned by IBG, Inc. to arrive at an amount of net income that would be available for common stockholders on a fully-diluted basis if all member interests in IBG LLC currently held by IBG Holdings LLC had been sold to IBG, Inc. and an equivalent number of shares of Common Stock had been issued by IBG, Inc. This resulting net income is divided by the weighted average total number of shares of Class A and Class B common stock for the periods presented that would be outstanding if such a transaction had occurred, and includes shares of Common Stock issued and issuable pursuant to the 2007 ROI Unit Stock Plan and shares of Common Stock issued under the 2007 Stock Incentive Plan (Note 5).

		Period from		Period from
	Three month	May 4, 2007	Six month	May 4, 2007
	period ended	through	period ended	through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Diluted earnings per share:
Net income available for common stockholders	$177,996	$66,774	$441,815	$66,774

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	40,410,889	40,187,953	40,277,324	40,187,953
Assumed issuance in exchange for remaining
interests in IBG LLC	358,695,864	360,000,000	359,336,798	360,000,000
Issuable pursuant to the 2007 ROI Unit Stock Plan	1,041,211	1,175,655	1,106,264	1,175,655
Class B	100	100	100	100
	400,148,064	401,363,708	400,720,486	401,363,708

Diluted earnings per share	$0.44	$0.17	$1.10	$0.17

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

5.	Employee Incentive Plans

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

As of June 30, 2008 and December 31, 2007, payables to employees for ROI Dollar Units were $21,074 and $21,710, respectively. Of these payable amounts, $3,755 and $7,019 were vested as of June 30, 2008 and December 31, 2007, respectively. These amounts are included in accounts payable, accrued expenses and other liabilities in the unaudited condensed consolidated statements of financial condition. Compensation expense for the ROI Dollar Unit plan, included in the unaudited condensed consolidated statements of income for the six month period ended June 30, 2008 was $4,591.

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

Of the fair value at the date of grant, $17,806 represented the accumulated ROI Dollar Unit value elected to be invested by employees in Common Stock and such amount was accrued for as of December 31, 2006. The remainder will be ratably accrued as compensation expense by the Group from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule. Compensation expense for the 2007 ROI Unit Stock Plan and related grants under the 2007 Stock Incentive Plan, net of the effect of forfeitures, included in the unaudited condensed consolidated statement of income for the six month period ended June 30, 2008 was $2,536.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

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

On July 31, 2007 the Company granted an additional 16,665 shares of Common Stock to certain employees, with a fair value at the date of grant of $404. 10% of these shares were distributed to the employees during the 4th quarter of 2007 with the remaining shares, also held as Treasury Stock, to be distributed on the following six anniversaries of the IPO with other Stock Incentive Plan grants made during 2007 under the aforementioned distribution schedule.

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

Estimated future grants under the Stock Incentive Plan will be accrued for ratably during each year under the SFAS No. 123(R) “Graded Vesting” method. Compensation expense recognized in the unaudited condensed consolidated statement of income for the six month period ended June 30, 2008 was $11,276.

On the date of the IPO, 187,953 shares, valued at $5,640, were distributed to employees. During the third quarter of 2007, 45,857 shares valued at $1,376 were purchased by IBG, Inc. from employees in connection with those employees’

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

elections to sell a portion of their shares in order to meet their personal income tax obligations incurred as a result of share distributions. Shares purchased have been recorded as Treasury Stock.

On May 9, 2008, 458,655 shares of Class A common stock, with a total grant date fair value of $13.9 million were distributed to employees pursuant to the 2007 ROI Unit Stock Plan and the Stock Incentive Plan.  As provided for under the terms of the plans, certain employees elected to sell, and the Company facilitated the sale of, 121,852 of the distributed shares to meet the employees’ personal income tax withholding obligations arising from this share distribution.

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

The following is a summary of Stock Plan activity for the six month period ended June 30, 2008:

	2007 Stock	2007 ROI Unit
	Incentive Plan	Stock Plan
	Shares	Shares
Balance, December 31, 2007	1,916,744	1,151,932
Granted	--	--
Forfeited by employees	(21,907)	(3,001)
Distributed to employees	(239,141)	(219,514)

Balance, June 30, 2008	1,655,696	929,417

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

6. Financial Instruments Owned and Sold, But Not Yet Purchased, at Fair Value

Financial instruments owned, including those pledged as collateral, and financial instruments sold, but not yet purchased consisted of securities, at fair value, as follows at June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
		Sold, But Not		Sold, But Not
	Owned	Yet Purchased	Owned	Yet Purchased

Stocks	$5,923,514	$6,443,483	$8,594,567	$6,247,069
Options	6,917,428	6,430,658	7,354,818	8,068,721
U.S. and foreign government obligations	274,135	--	727,453	--
Warrants	114,090	--	98,357	--
Corporate bonds	6,869	53	6,521	63
Discount certificates	26,926	--	75,797	--
Currency forward contracts	382	--	--	--
	$13,263,344	$12,874,194	$16,857,513	$14,315,853

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

As of June 30, 2008 and December 31, 2007, reserves provided for potential losses related to litigation matters were not material.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

of financial condition for these arrangements.

In connection with its retail brokerage business, IB LLC performs securities and commodities execution, clearance and settlement on behalf of its customers for whom it commits to settle trades submitted by such customers with the respective clearing houses. If a customer fails to fulfill its obligation, IB LLC must fulfill the customer’s obligation with the trade counterparty. No contingent liability is carried on the unaudited condensed consolidated statements of financial condition for such customer obligations.

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

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues, income before income taxes and minority interest for the three and six month periods ended June 30, 2008 and 2007 and to total assets as of June 30, 2008 and December 31, 2007:

	Three months ended June, 30		Six months ended June 30,
	2008	2007	2008	2007
Net revenues:
Market making	$271,819	$189,442	$675,074	$422,736
Electronic brokerage	124,290	100,787	252,518	195,287
Corporate and eliminations	(733)	4,503	(3,768)	7,518

Total net revenues	$395,376	$294,732	$923,824	$625,541

Income before income taxes:
Market making	$201,934	$116,479	$522,976	$270,490
Electronic brokerage	59,336	44,780	117,119	79,452
Corporate and eliminations	(1,909)	3,394	(6,781)	5,049

Total income before income taxes and minority interest	$259,361	$164,653	$633,314	$354,991

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

	June 30,	December 31,
	2008	2007
Segment assets:
Market making	$21,730,100	$26,914,815
Electronic brokerage	9,170,983	8,935,387
Corporate and eliminations	(1,107,233)	(1,308,116)

Total assets	$29,793,850	$34,542,086

IBG, Inc. operates its automated global business in U.S. and international markets on more than 70 exchanges and market centers. A significant portion of IBG, Inc.’s net revenues are generated by consolidated subsidiaries operating outside the United States. International operations are comprised of market making and electronic brokerage activities in 26 countries in Europe, Asia and North America (outside the United States). The following table presents total net revenues and income before income taxes and minority interest by geographic area for the three and six month periods ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net revenues:
United States	$245,467	$216,794	$576,489	$463,385
International	150,642	74,494	351,039	156,973
Corporate and eliminations	(733)	3,444	(3,704)	5,183

Total net revenues	$395,376	$294,732	$923,824	$625,541

Income before income taxes:
United States	$156,208	$130,961	$386,400	$283,457
International	104,876	31,325	253,637	68,780
Corporate and eliminations	(1,723)	2,367	(6,723)	2,754

Total income before income taxes and minority interest	$259,361	$164,653	$633,314	$354,991

9.	Regulatory Requirements

At June 30, 2008, aggregate excess regulatory capital for all of the Operating Companies was $2,397,763.

TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the CFTC’s minimum financial requirements (Regulation 1.17). At June 30, 2008, TH LLC had net capital of $1,092,853, which was $1,070,527 in excess of required net capital of $22,326, and IB LLC had net capital of $483,306, which was $421,308 in excess of required net capital of $61,998.

THE is subject to the Swiss National Bank eligible equity requirement. At June 30, 2008, THE had eligible equity of $1,031,165, which was $670,882 in excess of the minimum requirement of $360,283.

THSHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, THA is subject to the Australian Stock Exchange liquid capital requirement, THC and IBC are subject to the Investment Dealers Association of Canada risk-adjusted capital requirement and IBUK is subject to the U.K. Financial Services Authority financial resources requirement.

At June 30, 2008, all of the Operating Companies were in compliance with their respective regulatory capital requirements.

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain entities within IBG, Inc. are subject to other regulatory restrictions and requirements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

10.	Related Party Transactions

Receivable from affiliate represents amounts advanced to IBG Holdings LLC. Included in payable to customers in the accompanying unaudited condensed consolidated statement of financial condition as of June 30, 2008 are director and officer account balances of $259,433. Included in senior notes payable at June 30, 2008 are senior notes purchased by directors and their affiliates of $13,305.

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

Introduction

IBG, Inc. is a holding company whose primary assets are our ownership of approximately 10.4% of the membership interests of the Group.

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

•

Market Making. We conduct our market making business through our Timber Hill subsidiaries. As one of the largest market makers on many of the world’s leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of approximately 489,000 tradable, exchange-listed products. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time. Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, thus minimizing the risk of our portfolio at all times. This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios.

•

Electronic Brokerage. We conduct our electronic brokerage business through our Interactive Brokers subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on the technology originally developed for our market making business, IB’s systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account. We offer our customers access to all classes of tradable, exchange-listed products, including stocks, bonds, options, futures, forex and mutual funds, traded on more than 70 exchanges and market centers and in 17 countries around the world seamlessly.

When we use the terms “we,” “us,” and “our,” we mean IBG LLC and its subsidiaries for periods prior to the IPO, and IBG, Inc. and its subsidiaries (including IBG LLC) for periods from and after the IPO. On May 3, 2007, IBG, Inc. priced its initial public offering of shares of Common Stock. In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Historical results of operations are reported as a limited liability company until the IPO and do not include, franchise tax, minority interest, and federal income taxes. Such items are included in subsequent periods. Therefore the historical results for periods prior to the IPO and subsequent thereto are not comparable. This MD&A includes certain pro forma financial data to present our results of operations on a more comparable basis. See “Results of Operations” below for additional information regarding pro forma financial data.

Executive Overview

Second quarter results: Diluted earnings per share were $0.44 for the three months ended June 30, 2008, 57% higher than the pro-forma measure for the same period last year. The calculation of diluted earnings per share is detailed in Note 4,

“Initial Public Offering and Recapitalization,” to the unaudited condensed consolidated financial statements, Part 1, Item 1 of this Quarterly Report on Form 10-Q. On a pro forma basis, IBG, Inc.’s diluted earnings per share were $0.28 for the three months ended June 30, 2007, as noted in “Results of Operations” below.

Consolidated: For the three months ended June 30, 2008, our net revenues were $395.4 million and income before income taxes and minority interest was $259.3 million, compared to net revenues of $294.7 million and income before income taxes and minority interest of $164.5 million for the same period in 2007. Trading gains were 77% higher in the second quarter of 2008 compared to the same period last year and commissions and execution fees were up by 42% for the same time period. Our pre-tax margin, for the three months ended June 30, 2008, was 66%, compared to 56% for the same period in 2007.

Market Making: During the three months ended June 30, 2008, income before income taxes in our market making segment increased 73%, compared with the three months ended June 30, 2007, and decreased 37% sequentially. While the substantial increase from the year ago quarter was consistent with the continued growth of our market making business around the world, roughly half of the increase was due to an unusual trading loss in the second quarter of last year that resulted from a market manipulation on a German exchange (referred to as the “Altana event”, which is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 27, 2008). The sequential decrease from the first quarter was due to extraordinary market conditions in the first quarter of this year, which allowed us to leverage our automated trading and real-time risk management system and reflected positively in our results. Consistent with historical trends, the quarter following that period of intense market activity exhibited relatively subdued markets. Pre-tax margin was 74% for the quarter ended June 30, 2008, reflecting healthy revenue generation and expense control. Market making trade volume, for the three months ended June 30, 2008, decreased by 12% from the same period last year, although options contract volume rose 13%. The decline in trade volume reflected a lower level of stock trading. We recently discontinued a certain stock trading strategy we used to provide more liquidity for stocks. That strategy has been marginal for some time and it will be be replaced by another one that has been updated to take advantage of the new trading rules and payment models on the U.S. exchanges.

Brokerage: During the three months ended June 30, 2008, income before income taxes in our electronic brokerage segment increased 32%, compared with the second quarter of 2007, primarily reflecting higher revenues from commissions and execution fees. Pre-tax margin increased to 48% for the quarter ended June 30, 2008, compared with 44% for the same period last year, reflecting leverage from automation and decreased payments to broker-dealer customers for order flow, which is a practice we have substantially discontinued. The increase in commissions and execution fees was related to robust growth in transaction volume and customer accounts. Total daily average revenue trades (“DARTs”) for cleared and execution-only customers increased 38% to 326,000 during the three months ended June 30, 2008, compared to 236,000 during the three months ended June 30, 2007. Cleared customer DARTs increased over the same period by 51% to 285,000. Net interest was roughly flat to the year ago quarter due to lower interest rates that dropped approximately 2.41% from last year, offset by the growth in customer balances and fully-secured margin loans. The number of customer accounts increased 20% over the year ago quarter and customer equity grew by 38% over the year ago quarter. Annualized DARTs per average account were 713 in the second quarter of 2008 and annualized net revenue per average account was $4,263, up 26% and 4%, respectively, over the same quarter last year.

Six months results: IBG, Inc.’s diluted earnings per share increased 80% year to date compared to the same period last year, to $1.10 for the six months ended June 30, 2008 from $0.61, on a pro forma basis, for the same period in 2007.

Consolidated: For the six months ended June 30, 2008, our net revenues were $923.8 million and income before income taxes and minority interest was $633.3 million, compared to net revenues of $625.5 million and income before income taxes and minority interest of $355.0 million for the same period in 2007. Income before income taxes was 78% higher in the first half of 2008 compared to the same period last year; trading gains were 85% higher and commissions and execution fees were up by 49% for the same time period. Our pre-tax margin, for the six months ended June 30, 2008, was 69%, compared to 57% for the same period in 2007.

Market Making: During the six months ended June 30, 2008, income before income taxes in our market making segment increased 93%, compared with the six months ended June 30, 2007, primarily reflecting higher trading gains. Pre-tax margin increased to 77% for the six months ended June 30, 2008. The first half of 2008, and in particular the first quarter, was marked by a productive environment for market making, with high market volumes and high volatility. These conditions allowed us to leverage our automated trading and real-time risk management system. While market making trade volume, for the six months ended June 30, 2008, was flat to the same period last year, options contract volume rose 26%.

                 Brokerage: During the six months ended June 30, 2008, income before income taxes in our electronic brokerage segment increased 47%, compared with the same period in 2007, reflecting higher revenues from commissions and execution fees. Pre-tax margin increased to 46% for the six months ended June 30, 2008, compared with 41% for the same period last year, reflecting leverage from automation and decreased payments to broker-dealer customers for order flow. The increase in commissions and execution fees was related to robust growth in transaction volume and customer accounts DARTs for cleared and execution-only customers increased 42% to 340,000 during the six months ended June 30, 2008, compared to 240,000 during the six months ended June 30, 2007. Cleared customer DARTs increased over the same period by 56% to 294,000. The increase in net interest was driven by the growth in customer balances and fully-secured margin loans.

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

TRADE VOLUMES:

(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trade
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading
2003	32,772		22,748		2,367		57,887		230
2004	41,506	27%	28,876	27%	2,932	24%	73,314	27%	290
2005	54,044	30%	34,800	21%	7,380	152%	96,224	31%	382
2006	66,043	22%	51,238	47%	12,828	74%	130,109	35%	518
2007	99,086	50%	72,931	42%	16,638	30%	188,655	45%	752

2Q2007	24,169		15,787		3,961		43,917		697
2Q2008	21,189	-12%	26,618	69%	3,961	0%	51,768	18%	809

CONTRACT AND SHARE VOLUMES:

(in 000’s, except %)

TOTAL

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2003	194,358		31,034		17,038,250
2004	269,715	39%	37,748	22%	17,487,528	3%
2005	409,794	52%	44,560	18%	21,925,120	25%
2006	563,623	38%	62,419	40%	34,493,410	57%
2007	673,144	19%	83,134	33%	47,324,798	37%

2Q2007	153,370		19,141		11,201,297
2Q2008	172,053	12%	25,739	34%	11,584,762	3%

MARKET MAKING

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2003	177,459		6,638		12,578,584
2004	236,569	33%	10,511	58%	12,600,280	0%
2005	308,613	30%	11,551	10%	15,625,801	24%
2006	371,929	21%	14,818	28%	21,180,377	36%
2007	447,905	20%	14,520	-2%	24,558,314	16%

2Q2007	99,032		3,169		5,359,564
2Q2008	112,019	13%	4,807	52%	4,741,437	-12%

BROKERAGE TOTAL

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2003	16,898		24,396		4,459,667
2004	33,146	96%	27,237	12%	4,887,247	10%
2005	101,181	205%	33,009	21%	6,299,319	29%
2006	191,694	89%	47,601	44%	13,313,033	111%
2007	225,239	17%	68,614	44%	22,766,484	71%

2Q2007	54,338		15,972		5,841,733
2Q2008	60,034	10%	20,932	31%	6,843,325	17%

*Includes options on futures

CONTRACT AND SHARE VOLUMES, continued:

(in 000's, except %)

BROKERAGE CLEARED

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2003	11,351		19,086		3,612,503
2004	16,438	45%	24,118	26%	4,339,462	20%
2005	23,456	43%	30,646	27%	5,690,308	31%
2006	32,384	38%	45,351	48%	12,492,870	120%
2007	51,586	59%	66,278	46%	20,353,584	63%

2Q2007	12,019		15,501		5,311,592
2Q2008	18,905	57%	20,586	33%	6,037,978	14%

* Includes options on futures

BROKERAGE STATISTICS

(in 000's, except % and where noted)

	2Q2008	2Q2007	% Change
Total Accounts	103	86	20%
Customer Equity (in billions) *	$ 10.2	$ 7.4	38%
Cleared DARTs	285	189	51%
Total Customer DARTs	326	236	38%

(in $'s, except DART per account)
Commission per DART	$ 4.30	$ 4.86
DART per Avg. Account (Annualized)	713	566
Net Revenue per Avg. Account (Annualized)	$ 4,263	$ 4,084

* Excludes non-customers (i.e., officers, directors and affiliated parties)

Business Environment

In the second quarter we observed subdued activity in the markets compared to the first quarter. There was, however, continuing turmoil in the credit markets. Liquidity continued to tighten amongst banks and other lenders, presenting a challenging environment for broker-dealers. Announcements of additional losses from investments in sub-prime mortgage securities continued. We do not conduct business in these markets or over the counter in general. With the exception of spot foreign exchange, which is arguably one of the most liquid markets, we trade and broker only exchange listed securities and futures contracts that are cleared by central clearing houses. As a result, there is no subjective judgment used in valuing our trading assets; there is a ready market for them on every business day and our positions are marked-to-market daily using external closing prices published by the exchanges and clearing houses.

According to data compiled by the Futures Industry Association (FIA) and based on data received from exchanges worldwide, volumes in exchange-listed equity-based options increased by approximately 25.4% globally and 37.7% in the U.S. during the six months ended June 30, 2008, compared to the same period in 2007. This is a continuation of a trend we have observed over the past six years, and we believe that as the “equity culture” spreads around the world this trend is likely to continue.

                 As in past quarters, we have continued to observe certain types of options activity that are driven by non-trading strategies. One such strategy results in spikes in trading volume prior to ex-dividend dates that would appear to be overstating the exchange-reported volumes, especially in the United States. Such activity does not represent trades with which other market participants, including market makers and customers, can interact. We cannot estimate the impact this activity has on overall trading volumes. The second quarter also exhibited increased participation by so called “high frequency traders” in the U.S. option markets. They use computerized algorithms to trade back and forth and because they are classified as customers, they get certain advantages over market makers, including execution priority, no exchange fees and, at certain exchanges, payment for order flow when they trade with market makers. In response, we have selectively widened our bid/offer spreads and we trade on those spreads when these high frequency traders must liquidate their positions. This activity introduces additional volume into the markets and, accordingly, it reduces our market share, but as we earn more money on the wider markets than we otherwise would, it does not have much impact on our profitability.

Our market making results are impacted by the relationship between actual and implied volatility in the equities markets. The cost of maintaining our conservative risk profile is based on implied volatility, while our profitability, in part, is based on actual volatility. Hence, our profitability is increased when actual volatility runs above implied volatility and it is decreased when actual volatility falls below implied volatility. Implied volatility tends to lag actual volatility, as observed in the shift over the first two quarters of 2008. While actual volatility was roughly equal to implied volatility in the first quarter, it slipped below implied volatility in the second quarter. This was reflected in the drop in our second quarter profitability from market making. This kind of cycle has been a regular pattern in the markets historically.

In February 2007, the SEC introduced a penny pricing pilot program for 13 classes of options. Options in the pilot program trade in minimum price increments of one cent, rather than the five and ten cent increments quoted in other options classes. The penny pricing pilot has been considered a success by the SEC. On September 28, 2007, the pilot grew to cover classes representing 35% of industry trading volume with the addition of 22 option classes. On March 28, 2008, penny pricing was extended to 63 options classes that account for over 50% of U.S. options volume. Most of these classes are quoted in pennies for options priced under $3.00 and nickels for options priced above $3.00. Overall, the exchange volume through January 2008 in the penny classes rose two to three times more than non-penny classes as compared to the periods prior to their inclusion in the pilot, according to the latest available data published by the International Securities Exchange. Our results in the penny classes are difficult to measure, in part because certain penny options on ETFs have become the most liquid markets, whereas historically the related stock index futures were the most liquid. Because our hedging activities in market making naturally gravitate to the markets with the narrowest bid-offer spreads, we expect to earn less in these markets, while we seek to maximize our overall trading gains. We believe that our low-cost, automated platform allows us to compete effectively at the narrower bid/offer spreads that have been observed in the penny classes overall.

According to data compiled by the FIA and based on data received from exchanges worldwide, in the second quarter of 2008 we accounted for approximately 12.5% of the exchange-listed equity options volume traded worldwide and approximately 16.2% of exchange-listed equity options volume traded in the U.S. This compares to approximately 13.2% of the exchange-listed equity options volume traded worldwide and approximately 18.5% of the exchange-listed equity options volume traded in the U.S. in the second quarter of 2007.

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

The following table sets forth our consolidated results of operations for the indicated periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2008	2007	2008	2007
	(in millions except for share and per share data)
Revenues:
Trading gains	$266.0	$150.3	$644.6	$349.1
Commissions and execution fees	85.5	60.3	173.7	116.6
Interest income	128.8	205.1	272.7	389.6
Other income	17.7	22.6	48.5	47.3

Total revenues	498.0	483.3	1,139.5	902.6

Interest expense	102.6	143.6	215.7	227.1

Total net revenues	395.4	297.7	923.8	625.5

Non-interest expenses:
Execution and clearing	74.0	81.4	161.1	171.5
Employee compensation and benefits	38.5	28.9	79.9	61.7
Occupancy, depreciation and amortization	8.6	6.5	17.1	12.4
Communications	4.6	3.5	8.6	6.9
General and administrative	10.4	9.9	23.8	18.0

Total non-interest expenses	136.1	130.2	290.5	270.5

Income before income taxes and minority interest	259.3	164.5	633.3	355.0

Certain actual and pro forma information with respect to the periods described above is presented below. Information for the three and six month periods ended June 30, 2008 is based on actual results and the three and six month periods ended June 30, 2007 are presented as if we had been a public company for the entire period.

	Actual	Pro Forma(1)	Actual	Pro Forma(1)
Income tax expense (2)	28.6	8.2	62.0	20.6
Minority interest (3)	212.4	144.7	525.6	309.9

Net income (4)	$18.3	$11.6	$45.7	$24.4

Earnings per share (5)
Basic	$0.45	$0.29	$1.13	$0.61
Diluted	$0.44	$0.28	$1.10	$0.61

Weighted average common shares outstanding
Basic	40,410,989	40,142,196	40,277,424	40,142,196
Diluted	400,148,064	401,317,851	400,720,486	401,317,851

(1)

The unaudited pro forma consolidated statement of income for the three and six month periods ended June 30, 2007, give pro forma effect to the recapitalization, and the consummation of our initial public offering and our application of the net proceeds from the offering to purchase membership interests in IBG LLC from IBG Holdings as though such transactions had occurred on January 1, 2007. Pro forma earnings per share calculations (i) include restricted shares of Common Stock that have been issued or are to be issued pursuant to the 2007 ROI Unit Stock Plan and (ii) issuance of restricted shares of Common Stock pursuant to the 2007 Stock Incentive Plan, but excludes shares of Common Stock that are issuable in the future pursuant to the 2007 Stock Incentive Plan.

(2)

The income tax adjustment of $5.5 million and $11.7 million for the three and six month periods ended June 30, 2007, respectively, represent the sum of the incremental current and deferred income tax expense for these periods. Subsequent to the IPO, additional deferred income tax expense is $25.4 million, calculated on a straight line basis, resulting from the amortization of the deferred tax asset of $380.8 million arising from the acquisition of the 10.0% member interest in IBG LLC over 15 years. Of this amount, $4.4 million and $8.8 million would have been amortizable for the three and six month periods ended June 30, 2007, respectively, under current tax law. This additional deferred income tax expense is, however, fully offset by reduced current income tax expense in calculating the total provision for income taxes.

(3)

The pro forma periods presented are adjusted for the approximate 89.7% interest in IBG LLC that IBG Holdings LLC holds arising from the Recapitalization and the IPO, including initial share issuances pursuant to employee equity incentive plans (see note 1 above). The adjustments are equal to approximately 89.7% of IBG LLC’s total net income for the periods presented.

(4)	Pro forma net income is adjusted for Delaware franchise taxes, $0.165 million annually.

(5)

Pro forma basic earnings per share were calculated based on 40.1 million shares of Common Stock and 100 shares of Class B common stock being outstanding. Pro forma diluted earnings per share were calculated based on an assumed purchase by us of all remaining IBG LLC membership interests held by IBG Holdings LLC and the issuance by us of 360 million shares of Common Stock, resulting in a total of 401.3 million shares deemed outstanding as of the beginning of each period. There is no impact on earnings per share for such purchase and issuance because 100% of net income before minority interest would be available to common stockholders as IBG Holdings LLC would no longer hold a minority interest, and the full difference between the book and tax basis of IBG LLC’s assets would also be available for reducing income tax expense. Therefore, the pro forma net income utilized to calculate diluted earnings per share would be $113 million and $237 million for the three and six month period ended June 30, 2007, respectively.

Diluted weighted average common shares outstanding include 1.2 million shares of Common Stock to be issued pursuant to the 2007 ROI Unit Stock Plan. Shares of Common Stock to be issued in connection with the 2007 Stock Incentive Plan have been excluded from diluted weighted average common shares outstanding because such shares are non-dilutive.

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
Net Revenues
               Total net revenues for the three months ended June 30, 2008 increased $100.7 million, or 34%, to $395.4 million from $294.7 million, during the three months ended June 30, 2007. Trading volume is one of the most important drivers of revenues and costs for both our market making and electronic brokerage segments. Based on data published by the FIA and options exchanges worldwide, in the second quarter of 2008 global equity options volume increased approximately 21%, compared to the second quarter of 2007. For the three months ended June 30, 2008, equity-based option contracts executed by our subsidiaries increased by 18.7 million, or 12%, to 172.1 million contracts from 153.4 million contracts for the three months ended June 30, 2007.
               Trading Gains. Trading gains for the three months ended June 30, 2008 increased $115.7 million, or 77%, to $266.0 million from $150.3 for the three months ended June 30, 2007. Excluding the unusual loss from the market manipulation event in the second quarter of 2007, for the three months ended June 30, 2008 trading gains increased $78.7 million, or 42% from the same period last year. As market makers, we provide liquidity by buying from sellers and selling to buyers. During the three months ended June 30, 2008, our market making operations executed 21.2 million trades, a 12% decrease over the three months ended June 30, 2007. Market making options contract volume in the quarter ended June 30, 2008 increased by 13% from the same period in 2007. The decline in trade volume reflected a lower level of stock trading. We recently discontinued a certain stock trading strategy we used to provide more liquidity for stocks. That strategy has been marginal for some time and it will be be replaced by another one that has been updated to take advantage of the new trading rules and payment models on the U.S. exchanges.
                  Included in trading gains are net dividends and currency translation gains and losses from market making activities. Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record. When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase stock after the ex-dividend date. Hence, the apparent gains and losses due to these price changes must be taken together with the dividends paid and received, respectively, in order to accurately reflect the results of our market making operations. As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in foreign currencies. Translation gains of $48.9 million were recognized in the three months ended June 30, 2008, on foreign currency balances held primarily by our European subsidiaries, compared to translation gains of $18.7 million for the three months ended June 30, 2007. A discussion of our approach to managing foreign currency exposure is contained in Part 1, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”
               Commissions and Execution Fees. Commissions and execution fees for the three months ended June 30, 2008 increased $25.2 million, or 42%, to $85.5 million, as compared to the three months ended June 30, 2007. This increase was primarily due to higher customer trading volume on an expanded customer base. Total DARTs for cleared and execution-only customers for the three months ended June 30, 2008 increased 38% to 326,000, compared to 236,000 during the three months ended June 30, 2007. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 51% to approximately 285,000, for the three months ended June 30, 2008, compared to approximately 189,000 for the three months ended June 30, 2007.The number of customer accounts grew by 20% to approximately 103,000 at June 30, 2008, compared to approximately 86,000 at June 30, 2007. Average commission per DART for cleared customers, for the three months ended June 30, 2008, decreased by $0.56 or 12%, to $4.30, as compared to $4.86 for the three months ended June 30, 2007, primarily due to more frequently trading customers who qualify for lower commissions on our sliding commissions scale.
               Interest Income and Interest Expense. Net interest income (interest income less interest expense) for the three months ended June 30, 2008 decreased $35.3 million, or 57%, to $26.2 million, as compared to the three months ended June 30, 2007. Net interest income from market making, which accounted for 22% of total net interest income, contracted to $5.7 million, a decrease of 87% from the same period last year. As a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio. When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income. When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income. The relative interest rates during the second quarter of 2008 resulted in a mix of positions that produced more trading income and less interest income. In addition, average securities borrowed decreased by 34%, to $6.14 billion and average securities loaned decreased by 37%, to $3.82 billion, for the quarter ended June 30, 2008, as market making positions contracted. Customer cash balances increased by 34%, to $7.67 billion, end-of-period, and customer fully secured margin borrowings increased 92%, to $2.48 billion, end-of-period, at June 30, 2008, as compared to $5.74 billion and $1.30 billion, end-of-period, respectively, at June 30, 2007. Customer cash balances at June 30, 2008 include approximately $0.26 billion from director and officer account balances. However, lower interest rates have had a negative effect on the net interest income we earned on small customer cash balances. Net interest earned in electronic brokerage increased $0.5 million, or 2%, to $21.0 million, as compared to the three months ended June 30, 2007.

Other Income. Other income, for the three months ended June 30, 2008, decreased $4.9 million, or 22%, as compared to the three months ended June 30, 2007. This decrease was primarily attributable to a $3.8 million decrease in payment for order flow income received by our brokerage unit, primarily due to the penny pricing pilot which was introduced in February of 2007 and extended to 63 options classes in March 2008; and a $3.8 million decrease in income from our equity investments. This was partially offset by a $1.8 million increase in rebates from market centers for liquidity provided by our U.S. market making unit.

Non-Interest Expenses

Non-interest expenses, for the three months ended June 30, 2008, increased by $5.9 million, or 5%, to $136.1 million from $130.2 million, during the three months ended June 30, 2007. Execution and clearing expenses made up 54% and employee compensation and benefits were 28% of non-interest expenses. As a percentage of total net revenues, non-interest expenses declined to 34% for the three month period ended June 30, 2008 from 44% during the same period in 2007.

Execution and Clearing.  Execution and clearing expenses, for the three months ended June 30, 2008, decreased $7.4 million, or 9%, to $74.0 million, as compared to the three months ended June 30, 2007. Payments to order flow customers, a component of execution and clearing costs, for the three months ended June 30, 2008, decreased by $7.1 million, or 63%, to $4.1 million, as compared to the three months ended June 30, 2007. The decrease was attributable to discontinued servicing, which took place at the end of the second quarter in 2007, of certain non-cleared broker-dealer customers who received payment for order flow, and had a positive impact on our operating margins.  Payment for order flow expense was partially offset by payment for order flow revenue received from U.S. options exchanges, as described above under “Net Revenues—Other Income.”

Employee Compensation and Benefits. Employee compensation and benefits expenses, for the three months ended June 30, 2008, increased by $9.6 million, or 33%, to $38.5 million, as compared to the three months ended June 30, 2007. This increase reflected the continued phase-in of expenses related to our employee stock incentive plan and the 28% growth in the number of employees to 713 at June 30, 2008, as compared to 555 at June 30, 2007, in large part due to the addition of approximately 60 new staff members from our acquisition of FutureTrade Technologies, LLC. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 10%, for the three month periods ended June 30, 2008 and 2007, respectively.

General and Administrative. General and administrative expenses, for the three months ended June 30, 2008, increased $0.5 million, or 5%, as compared to the three months ended June 30, 2007, primarily attributable to increased advertising expenditures.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Net Revenues

Total net revenues for the six months ended June 30, 2008 increased $298.3 million, or 48%, to $923.8 million from $625.5 million, during the six months ended June 30, 2007. Trading volume is one of the most important drivers of revenues and costs for both our market making and electronic brokerage segments. Based on data published by the FIA and options exchanges worldwide, global equity options volume in the first six months of 2008 increased approximately 25.4%, compared to the first six months of 2007. For the six months ended June 30, 2008, options contracts executed by our subsidiaries increased by 61.8 million, or 20%, to 374.2 million contracts from 312.4 million contracts for the six months ended June 30, 2007.

Trading Gains. Trading gains for the six months ended June 30, 2008 increased $295.5 million, or 85%, to $644.6 million from $349.1 for the six months ended June 30, 2007. Excluding the unusual loss from the market manipulation event in the second quarter of 2007, for the six months ended June 30, 2008 trading gains increased $258.5 million, or 67% from the same period last year. As market makers, we provide liquidity by buying from sellers and selling to buyers. During the six months ended June 30, 2008, our market making operations executed 47.0 million trades, which was level with the number of trades executed in the six months ended June 30, 2007. Market making options contract volume in the six months ended June 30, 2008 increased by 26% from the same period in 2007.

Included in trading gains are net dividends and currency translation gains and losses from market making activities. As stated above, the apparent gains and losses due to these price changes, reflecting the value of dividends paid to shareholders, must be taken together with the dividends paid and received, respectively, in order to accurately reflect the results of our market making operations. As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in foreign currencies. Translation gains of $1.2 million were recognized in the six months ended June 30, 2008, on foreign currency balances held primarily by our European subsidiaries, compared to translation gains of $26.4 million for the six months ended June 30, 2007. A discussion of our approach to managing foreign currency exposure is contained in Part 1, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Commissions and Execution Fees. Commissions and execution fees for the six months ended June 30, 2008 increased $57.1 million, or 49%, to $173.7 million, as compared to the six months ended June 30, 2007. This increase was primarily due to higher customer trading volume on an expanded customer base. Total DARTs for cleared and execution-only customers for the six months ended June 30, 2008 increased 42% to 340,000, compared to 240,000 during the six months ended June 30, 2007. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 56% to approximately 294,000, for the six months ended June 30, 2008, compared to approximately 189,000 for the six months ended June 30, 2007.The number of customer accounts grew by 20% to approximately 103,000 at June 30, 2008, compared to approximately 86,000 at June 30, 2007. Average commission per DART for cleared customers, for the six months ended June 30, 2008, decreased by $0.46 or 10%, to $4.31, as compared to $4.77 for the six months ended June 30, 2007, primarily due to more frequently trading customers who qualify for lower commissions on our sliding commissions scale.

Interest Income and Interest Expense. Net interest income (interest income less interest expense) for the six months ended June 30, 2008 decreased $55.5 million, or 49%, to $57.0 million, as compared to the six months ended June 30, 2007. Net interest income from market making, which accounted for 31% of total net interest income, contracted to $17.5 million, a decrease of 78% from the same period last year. As a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio. When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income. When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income. The relative interest rates during the first quarter of 2008 resulted in a mix of positions that produced more trading income and less interest income. In addition, average securities borrowed decreased by 33%, to $6.38 billion and average securities loaned decreased by 36%, to $4.20 billion, for the six months ended June 30, 2008, as market making positions contracted. Customer cash balances increased by 34%, to $7.67 billion, end-of-period, and customer fully secured margin borrowings increased 92%, to $2.48 billion, end-of-period, at June 30, 2008, as compared to $5.74 billion and $1.30 billion, end-of-period, respectively, at June 30, 2007. Customer cash balances at June 30, 2008 include approximately $0.26 billion from director and officer account balances. However, lower interest rates have had a negative effect on the net interest income we earned on small customer cash balances. Net interest earned in electronic brokerage increased $4.3 million, or 11%, to $43.0 million, as compared to the six months ended June 30, 2007.

Other Income. Other income, for the six months ended June 30, 2008, increased $1.2 million, or 3%, as compared to the six months ended June 30, 2007. This increase was primarily attributable to a $4.7 million increase in mark-to-market gains on non-trading securities, which are predominantly shares in public exchanges, a $4.9 million increase in rebates from market centers for liquidity provided by our U.S. market making unit and a $3.0 million increase in market data fee income. This was offset by a $5.9 million decrease in payment for order flow income received by our brokerage unit, primarily due to the penny pricing pilot which was introduced in February 2007 and extended to 63 options classes in March 2008 and a $4.0 million decrease in income from our equity investments.

Non-Interest Expenses

Non-interest expenses, for the six months ended June 30, 2008, increased by $20.0 million, or 7%, to $290.5 million from $270.5 million, during the six months ended June 30, 2007. Execution and clearing expenses made up 55% and employee compensation and benefits were 28% of non-interest expenses. As a percentage of total net revenues, non-interest expenses declined to 31% for the three month period ended June 30, 2008 from 43% during the same period in 2007.

Execution and Clearing.  Execution and clearing expenses, for the six months ended June 30, 2008, decreased $10.4 million, or 6%, to $161.1 million, as compared to the six months ended June 30, 2007. Execution and clearing expenses, outside of payment for order flow expenses, increased by $10.2 million or 7% to $152.4 million primarily due to increased trading volume across the markets in which the Group and its customers traded. Payments to order flow customers, a component of execution and clearing costs, for the six months ended June 30, 2008, decreased by $20.6 million, or 70%, to $8.7 million, as compared to the six months ended June 30, 2007. The decrease was attributable to discontinued servicing, which took place at the end of the second quarter in 2007, of certain non-cleared broker-dealer customers who received payment for order flow, and had a positive impact on our operating margins in the six months ended June 30, 2008.  Payment for order flow expense was partially offset by payment for order flow revenue received from U.S. options exchanges, as described above under “Net Revenues—Other Income.”

Employee Compensation and Benefits. Employee compensation and benefits expenses, for the six months ended June 30, 2008, increased by $18.2 million, or 29%, to $79.9 million, as compared to the six months ended June 30, 2007. This increase reflected the continued phase-in of expenses related to our employee stock incentive plan and the 28% growth in the number of employees to 713 at June 30, 2008, as compared to 555 at June 30, 2007, in large part due to the addition of approximately 60 new staff members from our acquisition of FutureTrade Technologies, LLC, which closed in December 2007. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 9% and 10%, for the six month periods ended June 30, 2008 and 2007, respectively.

General and Administrative. General and administrative expenses, for the six months ended June 30, 2008, increased $5.8 million, or 32%, as compared to the six months ended June 30, 2007, primarily attributable to increases in reserves for customer debts and for legal contingencies, as well as increased advertising expenditures.

Business Segments

The following table sets forth the net revenues and non-interest expenses and income before income taxes of our business segments:

		Three months		Six months
		Ended June 30,		Ended June 30,
		2008	2007	2008	2007
		(in millions)
Market Making	Net revenues	$271.7	$189.4	$675.0	$422.7
	Non-interest expenses	69.8	72.9	152.1	152.2

	Income before income taxes	$201.9	$116.5	$522.9	$270.5

	Pre-tax profit margin	74%	62%	77%	64%

Electronic Brokerage	Net revenues	$124.3	$100.8	$252.5	$195.3
	Non-interest expenses	65.0	56.0	135.4	115.8

	Income before income taxes	$59.3	$44.8	$117.1	$79.5

	Pre-tax profit margin	48%	44%	46%	41%

Corporate*	Net revenues	$(0.6)	$4.5	($ 3.7)	$7.5
	Non-interest expenses	1.3	1.3	3.0	2.5

	Income before income taxes	$(1.9)	$3.2	($ 6.7)	$5.0

Total	Net revenues	$395.4	$294.7	$923.8	$625.5
	Non-interest expenses	136.1	130.2	290.5	270.5

	Income before income taxes and minority interest	$259.3	$164.5	$633.3	$355.0

	Pre-tax profit margin	66%	56%	69%	57%

* Corporate included corporate related activities as well as inter-segment eliminations

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

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2008	2007	2008	2007
	(in millions)
Revenues:
Trading gains	$262.2	$143.8	$639.5	$337.3
Interest income	74.7	132.3	151.0	263.0
Other income	3.8	1.4	18.0	7.6

Total revenues	340.7	277.5	808.5	607.9

Interest expense	69.0	88.1	133.5	185.2

Total net revenues	271.7	189.4	675.0	422.7

Non-interest expenses:
Execution and clearing	40.8	49.1	92.6	102.2
Employee compensation and benefits	14.1	11.2	30.0	24.9
Occupancy, depreciation and amortization	3.0	2.8	5.9	5.5
Communications	2.6	1.8	4.9	3.5
General and administrative	9.3	8.0	18.7	16.1

Total non-interest expenses	69.8	72.9	152.1	152.2

Income before income taxes	$201.9	$116.5	$522.9	$270.5

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Market making total net revenues for the three months ended June 30, 2008 increased $82.3 million, or 43%, to $271.7 million, from $189.4 million during the three months ended June 30, 2007. Trading gains for the three months ended June 30, 2008 increased $118.4 million, or 82%, primarily due to increased market volumes and higher actual volatility, but also to the unusual loss from the market manipulation event in the second quarter of 2007. Market making options contract volume in the quarter ended June 30, 2008 increased by 13% from the same period in 2007 driven by growth in the business. Trading gains also include translation gains and losses. Translation gains, for the three months ended June 30, 2008, were $46.9 million, as compared to translation gains of $15.9 million, for the three months ended June 30, 2007. Net interest income, for the three months ended June 30, 2008, decreased $38.5 million, or 87%. As described above, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on the relative interest rates in the stock and options markets. The mix of our positions for the second quarter of 2008 produced more trading income and less interest income.

Market making non-interest expenses for the three months ended June 30, 2008 decreased $3.1 million, or 4%, as compared to the three months ended June 30, 2007. Execution and clearing expenses decreased $8.3 million or 17%, from the same period in 2007, reflecting the reduction in exchange mandated payment for order flow program costs as more options traded in pennies. In addition, greater options volume was executed on U.S. option exchanges that use the make-or-take (“MoT”) model, where as a market maker we are paid for providing liquidity instead of paying exchange fees. This was partially offset by a $2.9 million increase employee compensation and benefits expenses, an increase of 26% from the three months ended June 30, 2007, reflecting the continued phase in of expenses related to our employee stock incentive plan. As a percentage of total net revenues, market making non-interest expenses decreased to 26% from 38% for the three months ended June 30, 2008 and 2007, respectively.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Market making total net revenues for the six months ended June 30, 2008 increased $252.3 million, or 60%, to $675.0 million, from $422.7 million during the six months ended June 30, 2007. Trading gains for the six months ended June 30, 2008 increased $302.2 million, or 90%, primarily due to increased market volumes and high actual volatility in market prices relative to implied volatility in options prices in the first quarter of 2008. Market making options contract volume in the six months ended June 30, 2008 increased by 26% from the same period in 2007 driven by favorable market conditions. Trading gains also include translation gains and losses. Translation losses, for the six months ended June 30, 2008, were $1.7 million, as compared to translation gains of $22.7 million, for the six months ended June 30, 2007. Net interest income, for the six months ended June 30, 2008, decreased $60.3 million, or 78%. As described above, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on the relative interest rates in the stock and options markets. The mix of our positions for the first six months of 2008 produced more trading income and less interest income.

Market making non-interest expenses for the six months ended June 30, 2008 decreased $0.1 million, or .1%, as compared to the six months ended June 30, 2007. This small change resulted from a $9.6 million decrease in execution and clearing costs offset by a $5.1 million increase in employee compensation and benefits expenses and a $2.6 million increase in general and administrative expenses. Despite higher trading volume, the 9% decrease in execution and clearing expenses reflects the reduction in exchange mandated payment for order flow program costs as more options are traded in pennies. In addition, greater options volume was executed on U.S. option exchanges that use the make-or-take (“MoT”) model, where as a market maker we are paid for providing liquidity instead of paying exchange fees. As a percentage of total net revenues, market making non-interest expenses decreased to 23% from 36% for the six months ended June 30, 2008 and 2007, respectively.

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2008	2007	2008	2007
	(in millions)
Revenues:
Commissions and execution fees	$85.5	$60.3	$173.7	$116.6
Interest income	56.2	75.4	129.0	135.2
Other income	17.8	20.0	35.8	40.0

Total revenues	159.5	155.7	338.5	291.8

Interest expense	35.2	54.9	86.0	96.5

Total net revenues	124.3	100.8	252.5	195.3

Non-interest expenses:
Execution and clearing	34.1	32.2	68.6	69.3
Employee compensation and benefits	11.4	8.5	24.5	17.7
Occupancy, depreciation and amortization	3.3	1.8	6.6	3.2
Communications	2.0	1.6	3.7	3.3
General and administrative	14.2	11.9	32.0	22.3

Total non-interest expenses	65.0	56.0	135.4	115.8

Income before income taxes	$59.3	$44.8	$117.1	$79.5

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Electronic brokerage total net revenues for the three months ended June 30, 2008 increased $23.5 million, or 23%, to $124.3 million, from $100.8 million during the three months ended June 30, 2007, primarily due to higher commissions and execution fees and net interest income, which increased $25.2 million, or 42%, and $0.5 million, or 2%, respectively. These increases reflect strong growth in the number of new customer accounts and significantly higher customer trading activity, combined with increases in customer cash and margin debit balances. Total DARTs from cleared and execution-only customers for the three months ended June 30, 2008 increased 38% to 326,000, compared to 236,000 during the three months ended June 30, 2007. DARTs from cleared customers for the three months ended June 30, 2008 increased 51% to 285,000, compared to 189,000 during the three months ended June 30, 2007. Total customer account equity grew by 38% to $10.2 billion at June 30, 2008, from $7.4 billion at June 30, 2007, excluding approximately $0.78 billion from director and officer accounts at June 30, 2008. The primary component of other income, payment for order flow received through programs administered by U.S. options exchanges, decreased $3.8 million, or 24%, and it was completely offset by the reductions in payment for order flow expense.

Electronic brokerage non-interest expenses for the three months ended June 30, 2008 increased $9.0 million, or 16%, as compared to the three months ended June 30, 2007.  Within that, execution and clearing expenses increased by $1.9 million which was comprised of an increase of $9.0 million in trade execution and clearing expenses offset by a $7.1 million reduction in payment for order flow expense in the three months ended June 30, 2008, as compared to the three months ended March 2007. Employee compensation and benefits expenses, for the three months ended June 30, 2008, increased by $2.9 million, or 34%, to $11.4 million, as compared to the three months ended June 30, 2007.  This increase was primarily due to a 46% growth in the number of employees due to our acquisition of FutureTrade Technologies, LLC and continuing growth in our customer service capabilities. General and administrative expenses increased by $2.3 million, or 19%, primarily due to increased administrative fees, as well as increased advertising expenses. As a percentage of total net revenues, non-interest expenses decreased to 52% from 56% for the three month periods ended June 30, 2008 and 2007, respectively, reflecting the scalability of our automated brokerage platform.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Electronic brokerage total net revenues for the six months ended June 30, 2008 increased $57.2 million, or 29%, to $252.5 million, from 195.3 million during the six months ended June 30, 2007, primarily due to higher commissions and execution fees and net interest income, which increased $57.1 million, or 49%, and $4.3 million, or 11%, respectively. These increases reflect strong growth in the number of new customer accounts and significantly higher customer trading activity, combined with increases in customer cash and margin debit balances. Total DARTs from cleared and execution-only customers for the six months ended June 30, 2008 increased 42% to 340,000, compared to 240,000 during the six months ended June 30, 2007. DARTs from cleared customers for the six months ended June 30, 2008 increased 56% to 294,000, compared to 189,000 during the six months ended June 30, 2007. Total customer account equity grew by 38% to $10.2 billion at June 30, 2008, from $7.4 billion at June 30, 2007, excluding approximately $0.78 billion from director and officer accounts at June 30, 2008. The primary component of other income, payment for order flow received through programs administered by U.S. options exchanges, decreased $5.9 million, or 19%, was and it was completely offset by the reductions in payment for order flow expense.

Electronic brokerage non-interest expenses for the six months ended June 30, 2008 increased $19.6 million, or 17%, as compared to the six months ended June 30, 2007.  Within that, execution and clearing expenses decreased by $0.7 million which was comprised of an increase of $20.3 million in trade execution and clearing expenses offset by a $21.0 million reduction in payment for order flow expense in the six months ended June 30, 2008, as compared to the six months ended March 2007. Employee compensation and benefits expenses, for the six months ended June 30, 2008, increased by $6.8 million, or 38%, to $24.5 million, as compared to the six months ended June 30, 2007.  This increase was primarily due to a 46% growth in the number of employees due to our acquisition of FutureTrade Technologies, LLC and continuing growth in our customer service capabilities. General and administrative expenses increased by $9.7 million, or 43%, primarily due to increased reserves for customer debts and for legal contingencies, as well as, increased advertising expenses. As a percentage of total net revenues, non-interest expenses decreased to 54% from 59% for the six month periods ended June 30, 2008 and 2007, respectively, reflecting the scalability of our automated brokerage platform.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of exchange-listed marketable securities inventories, which are marked-to-market daily, and collateralized receivables arising from customer-related and proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, customer margin loans and securities purchased under agreements to resell. At June 30, 2008, total assets were $29.79 billion of which approximately $29.27 billion, or 98.3% were considered liquid and consisted of predominantly exchange-listed marketable securities and receivables collateralized by exchange-listed securities.

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

In order to provide additional liquidity and to further increase our regulatory capital reserves, we issue senior notes and we maintain a committed senior secured revolving credit facility from a syndicate of banks (see “Principal Indebtedness” below). As of June 30, 2008, borrowings under these facilities totaled $230.7 million, which represented 5% of IBG, LLC’s total capitalization. Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our future liquidity needs beyond the next twelve months.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. The consolidated equity of IBG LLC grew from $2.99 billion at June 30, 2007 to $3.98 billion at June 30, 2008, representing an increase of 33%.

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

Principal Indebtedness

IBG LLC is the borrower under a $300.0 million senior secured revolving credit facility and is the issuer of senior notes of which $50.0 million and $180.7 million, respectively, were outstanding as of June 30, 2008.

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

                As of June 30, 2008, IBG LLC was in compliance with all of the covenants under this credit facility.

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

At June 30, 2008 and December 31, 2007, IBG LLC had $180.7 million and $160.5 million, respectively, of senior notes outstanding. During the period from January 1 through June 30, 2008, total senior notes issued were $255.0 million, and senior notes redeemed totaled $234.8 million.

The senior notes are secured, as is the senior secured revolving credit facility, by a first priority interest in all of the capital stock of each entity owned directly by IBG LLC (subject to customary limitations with respect to foreign subsidiaries).

The senior notes contain covenants that may limit IBG LLC’s ability to:

•	incur, or permit its subsidiaries to incur, additional indebtedness;
•	create, or permit its subsidiaries to create, liens on any capital stock or equity interests of its subsidiaries;
•	declare and pay dividends or make other equity distributions; and
•	consolidate, merge or sell all or substantially all of its assets.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Six months ended June 30,
	2008	2007
	(in millions)
Cash provided by operating activities	$1,350.8	$404.5
Cash used in investing activities	(7.8)	(1,190.3)
Cash (used in) provided by financing activities	(1,455.1)	973.0
Effect of exchange rate changes on cash and cash equivalents	21.6	12.1
(Decrease) increase in cash and cash equivalents	($ 90.5)	$199.3

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

Six Months Ended June 30, 2008, IBG, Inc.: Our cash and cash equivalents decreased by $90.5 million to $431.3 million for the six months ended June 30, 2008. We raised $1,350.8 million in net cash from operating activities primarily from increased net income and decreased trading positions. We used net cash of $1,462.9 million in our investing and financing activities primarily due to a decrease in short term borrowings and repayments on our senior secured revolving credit facility.

Six Months Ended June 30, 2007, IBG LLC: Our cash and cash equivalents increased by $199.3 million to $868.6 million for the six months ended June 30, 2007. We used net cash of $217.3 million in our financing and investing activities primarily due to the payment of dividends to our members. We raised $404.5 million in net cash from operating activities primarily from increased net income, decreased trading positions and increased payable to customers.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware. These expenditure items are reported as property and equipment. Capital expenditures for property and equipment were $8.1 million and $8.0 million for the six month periods ended June 30, 2008 and 2007, respectively. We anticipate that our 2008 gross capital expenditures will approximate $26 million, primarily for expansion of our data center and backup facilities. We expect our future capital expenditures to rise as we continue our focus on technology infrastructure initiatives in order to further enhance our competitive position. We anticipate that we will fund capital expenditures with cash from operations and cash on hand. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any strategic acquisitions, we may incur additional capital expenditures.

Seasonality

Our business is subject to seasonal fluctuations, reflecting varying numbers of market participants at times during the year and varying numbers of trading days from quarter-to-quarter, including declines in trading activity due to holidays. Typical seasonal trends may be superseded by market or world events, which can have a significant impact on prices and trading volume.

Strategic Investments and Acquisitions

We periodically engage in evaluations of potential strategic investments and acquisitions. The Company has made strategic investments in electronic trading exchanges including: Boston Options Exchange, LLC, OneChicago LLC, ISE Stock Exchange, LLC and CBOE Stock Exchange, LLC; made loans to W.R. Hambrecht + Co. Inc. with equity conversion rights; and acquired FutureTrade Technologies, LLC, a technology solutions provider to hedge funds and other institutional investors, and its wholly-owned subsidiary, FutureTrade Securities, LLC, which is an SEC registered broker-dealer. See the notes to the unaudited condensed consolidated financial statements in Item 1, Part 1 of this Quarterly Report on Form 10-Q for more information regarding our strategic investments.

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own. At June 30, 2008 there were no definitive agreements with respect to any material acquisition.

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

Critical Accounting Policies

Valuation of Financial Instruments

IBG, Inc. adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” as of January 1, 2008. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy under SFAS No. 157 are:

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

IBG, Inc. also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” as of January 1, 2008. SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. At adoption, the Company had no assets or liabilities for which it elected the fair value option. See Note 2 to the unaudited condensed consolidated financial statements in Part 1, Item1 of the Quarterly Report on Form 10-Q for additional information regarding fair value.

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

IBG LLC has been, and we likely will be, from time to time subject to litigation and other legal proceedings. As of June 30, 2008, certain subsidiaries of IBG LLC have been named parties to legal actions, which IBG LLC or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on IBG LLC’s business or financial condition, but may have a material impact on the results of operations for a given period. As of June 30, 2008 and 2007, respectively, reserves provided for potential losses related to litigation matters were not material.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 requires non-controlling (“minority”) interests in a reporting entity to be reported as a component of the entity’s stockholder’s equity. SFAS No. 160 is effective for an entity’s fiscal year beginning after December 15, 2008, and early adoption is not permitted. Management is assessing the potential impact on the Company's uaudited condensed consolidated financial statements of adopting SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 2008. SFAS No. 161 will not affect the Company’s financial condition, results of operations or cash flows. Adoption of SFAS No. 161 is not expected to have a material effect on our unaudited condensed consolidated financial statements.

On May 9, 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles. "SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities in accordance with U.S. GAAP. This Statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Adoption of SFAS No. 162 is not expected to have a material effect on our unaudited condensed consolidated financial statements.

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

Interest Rate Risk

We had $50.0 million in variable-rate debt outstanding at June 30, 2008. These debt obligations are subject to fluctuations in interest rates at the end of each borrowing term, which impact the amount of interest we must pay. If variable interest rates were to increase by 0.5% per annum, the annual impact to our net interest income would be a reduction of $0.3 million. Under our senior secured revolving credit facility, we have the ability to choose borrowing tenors from overnight to twelve months, which permits us to minimize the risk of interest rate fluctuations.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies. We do not pay interest on the first $10,000 in cash balances. A decrease of 0.5% per annum in benchmark interest rates would reduce our net interest income by approximately $4.6 million on an annualized basis.

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

We expect this kind of exposure to increase with growth in our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of June 30, 2008, we had $2.48 billion in margin credit extended to our customers. The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 7, 2008, IBG, Inc. terminated its public offering of 50,000,000 shares of Class A Common Stock, par value $0.01 per share, pursuant to its Registration Statement on Form S-1 (SEC File No. 333-150425). The Registration Statement was declared effective by the SEC on May 7, 2008. The offering was terminated and none of the securities were sold. The Company had offered to sell up to 50,000,000 shares at a minimum price of $33.50 per share, of its Class A common stock through WR Hambrecht + Co, LLC's OpenFollowOnSM auction-based process. The minimum price was above the market price at the time of the auction and, as a result, none of the shares were sold during the auction and the offering was terminated. All net proceeds from the sale of shares in the offering were be used to purchase approximately 12.5% of the membership interests of IBG LLC, the current holding company for the Company's electronic market making and brokerage business, from IBG Holdings LLC.

               In lieu of the above-referenced offering, the Exchange Agreement provides that IBG LLC, using its available liquidity, may facilitate the redemption by IBG Holdings LLC of interests held by its members at a price equal to the 30-day volume-weighted average trading price (“VWAP”) as of the redemption date. With the consent of IBG Holdings LLC and IBG, Inc. (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed to redeem 2,401,279 membership interests from IBG Holdings LLC at a cost of approximately $72 million, based upon a VWAP of $29.99 per share. As a consequence of this transaction, IBG, Inc.’s interest in IBG LLC increased to approximately 10.4%, with IBG Holdings LLC owning the remaining 89.6%. The redemptions also resulted in an increase in the IBG Holdings LLC interest held by Thomas Peterffy and his affiliates from approximately 84.6% to approximately 85.2%. The redemptions were completed during May 2008.

A summary of the repurchase activity for the Company’s second quarter is as follows:

			Total Number	Maximum
			of Shares	Number of Shares that
	Total Number of	Average	Purchased as Part of	May yet be Purchased
	Shares	Price Paid	Publicly Announced	Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs
May 1 - May 31
Employee Transactions (1)	121,852	$ 32.62	N/A	N/A

(1)

All shares were delivered to satisfy the tax withholding obligations by employees who had shares of restricted stock vest from either the 2007 ROI Unit Stock Plan or the 2007 Stock Incentive Plan. The Company facilitated the sale of these shares. See Note 5 to the unaudited condensed consolidated financial statements in Item 1, Part 1 of this quarterly report on Form 10-Q for more information regarding these plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10.1

Exchange Agreement by and among Interactive Brokers Group, Inc., IBG Holdings LLC, IBG LLC and the Members of IBG LLC (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007)*

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

* Previously filed; incorporated herein by reference.

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

Date: August 8, 2008