Form 10-Q
period 2008-09-30
Interactive Brokers Group, Inc.
filed 2008-11-10
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

As of November 10, 2008, there were 40,612,415 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

INTERACTIVE BROKERS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Financial Statements Introductory Note

Interactive Brokers Group, Inc. (“IBG, Inc.” or the “Company”) is a holding company whose primary asset is its ownership of approximately 10.4% of the membership interests of IBG LLC (the “Group”).

We are an automated global electronic market maker and broker specializing in routing orders and executing and processing trades in securities, futures and foreign exchange instruments on more than 70 electronic exchanges and trading venues around the world. In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut as well as from Chicago, Illinois and Lake Forest, California. Abroad, we conduct business through offices located in Canada, England, Switzerland, Hong Kong, India and Australia. At September 30, 2008 we had 730 employees worldwide.

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

The unaudited condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2008 and the unaudited condensed consolidated statement of financial condition as of December 31, 2007 reflect IBG, Inc. and its subsidiaries. The unaudited condensed consolidated statements of income and of cash flows (as restated) for the interim periods ended September 30, 2007 presented reflect the historical results of operations of IBG, Inc., including consolidation of its investment in IBG LLC subsequent to the May 4, 2007 IPO. Prior to May 4, 2007, the unaudited condensed consolidated financial statements included herein represent the financial statements of IBG LLC and its subsidiaries.

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

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
(in thousands, except share data)	2008	2007
Assets
Cash and cash equivalents	$ 471,048	$ 521,776
Cash and securities - segregated for regulatory purposes	5,276,629	5,232,557
Securities borrowed	4,705,891	6,862,028
Securities purchased under agreements to resell	412,154	35,001
Trading assets, at fair value:
Financial instruments owned	10,984,746	11,018,613
Financial instruments owned and pledged as collateral	2,750,618	5,838,900
	13,735,364	16,857,513
Other receivables:
Customers, less allowance for doubtful accounts of $5,751 and $1,999
at September 30, 2008 and December 31, 2007	1,919,989	1,916,076
Brokers, dealers and clearing organizations	2,253,138	2,484,163
Receivable from affiliate	5,864	--
Interest	53,733	85,478
	4,232,724	4,485,717
Other assets	517,867	547,494

Total assets	$ 29,351,677	$ 34,542,086

Liabilities and stockholders’ equity
Liabilities:
Trading liabilities - financial instruments sold but not yet purchased, at fair value	$ 11,400,133	$ 14,315,853
Securities loaned	2,230,558	4,968,863
Short-term borrowings	940,740	1,415,725
Other payables:
Customers	6,997,910	7,630,703
Brokers, dealers and clearing organizations	2,532,816	1,568,620
Payable to affiliate	323,698	323,901
Accounts payable, accrued expenses and other liabilities	267,022	231,008
Interest	37,457	53,133
	10,158,903	9,807,365
Senior notes payable	181,719	160,456
Senior secured credit facility	300,000	300,000
Minority interest	3,647,451	3,165,421

Commitments, contingencies and guarantees

Stockholders’ equity:
Common stock, $0.01 par value per share
Class A – Authorized- 1,000,000,000, Issued- 43,270,823, Outstanding– 40,602,415 and
40,143,760 at September 30, 2008 and December 31, 2007	433	433
Class B – Authorized, Issued and Outstanding – 100 at September 30, 2008 and December 31, 2007	--	--
Additional paid-in capital	450,667	450,667
Retained earnings	120,846	48,160
Accumulated other comprehensive income, net of income taxes of $761 and $2,388
at September 30, 2008 and December 31, 2007	1,312	4,109
Treasury stock, at cost, 2,668,408 and 3,127,063 shares at September 30, 2008
and December 31, 2007	(81,085)	(94,966)
Total stockholders’ equity	492,173	408,403

Total liabilities and stockholders’ equity	$ 29,351,677	$ 34,542,086

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except for shares or per share amounts)	2008	2007	2008	2007
Revenues:
Trading gains	$ 361,403	$ 289,226	$ 1,006,007	$ 638,327
Commissions and execution fees	98,114	69,490	271,851	186,110
Interest income	101,168	207,547	373,818	597,157
Other income	7,129	21,610	55,645	68,903
Total revenues	567,814	587,873	1,707,321	1,490,497

Interest expense	70,819	142,720	286,502	419,803

Total net revenues	496,995	445,153	1,420,819	1,070,694

Non-interest expenses:
Execution and clearing	82,912	85,171	244,044	256,665
Employee compensation and benefits	39,549	30,993	119,425	92,667
Occupancy, depreciation and amortization	10,506	6,706	27,647	19,124
Communications	4,769	4,055	13,339	10,990
General and administrative	11,869	10,363	35,660	28,392
Total non-interest expenses	149,605	137,288	440,115	407,838

Income before income taxes and minority interest	347,390	307,865	980,704	662,856

Income tax expense	32,384	27,228	94,390	38,875
Minority interest subsequent to May 3, 2007	287,859	258,394	813,628	342,400
Net income	$ 27,147	$ 22,243	$ 72,686	$ 281,581

Net income and earnings per share for periods subsequent to May 3, 2007 (Note 4):

Net income available for common stockholders	$ 27,147	$ 22,243	$ 72,686	$ 29,249

Earnings per share:
Basic	$ 0.67	$ 0.55	$ 1.80	$ 0.73
Diluted	$ 0.65	$ 0.53	$ 1.76	$ 0.69

Weighted average common shares outstanding:
Basic	40,602,515	40,142,196	40,386,579	40,159,927
Diluted	399,112,085	401,315,481	400,180,439	401,334,128

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
(in thousands)	2008	2007
Cash flows from operating activities:		(As Restated -
		See Note 11)
Net income	$ 72,686	$ 281,581
Adjustments to reconcile net income to net cash provided by operating activities:
Translation gains	(8,470)	(43,084)
Deferred income taxes	46,942	15,360
Depreciation and amortization	13,114	8,954
Minority interest	813,628	342,400
Employee stock plan compensation	20,655	10,987
Losses (gains) on non-trading investments, net	14,136	(1,166)
Other	4,037	1,781
Change in operating assets and liabilities:
Increase in cash and securities - segregated for regulatory purposes	(44,029)	(1,602,472)
Decrease in securities borrowed	2,160,597	1,252,679
(Increase) decrease in securities purchased under agreements to resell	(377,154)	97,740
Decrease (increase) in trading assets	3,144,000	(1,217,802)
Increase in receivables from customers	(3,675)	(472,347)
Decrease (increase) in other receivables	264,940	(1,665,368)
Decrease (increase) in other assets	9,305	(6,342)
(Decrease) increase in trading liabilities	(2,896,702)	3,091,548
Decrease in securities loaned	(2,736,842)	(2,962,971)
(Decrease) increase in payable to customers	(631,965)	2,528,825
Increase in other payables	934,983	545,225
Net cash provided by operating activities	800,186	205,528
Cash flows from investing activities:
Sale (purchase) of investments	610	(9,941)
Puchase of IBG LLC historical member interests	--	(1,177,892)
Puchase of trading rights	--	(750)
Purchase of property and equipment	(11,235)	(12,007)
Net cash used in investing activities	(10,625)	(1,200,590)
Cash flows from financing activities:
Net proceeds from issuance of Class A and Class B Common Stock	--	1,177,392
Class A Common Stock acquired from employees	--	(1,376)
Redemption of member interests from IBG Holdings LLC	(72,015)	--
Dividends paid by IBG LLC prior to IPO	--	(158,500)
Dividends paid to IBG Holdings LLC subsequent to IPO	(222,776)	(102,431)
Cash capital contribution to THE	--	37,000
Issuances of senior notes	382,711	341,716
Redemptions of senior notes	(361,448)	(337,397)
Borrowings under senior secured credit facility	550,000	62,000
Repayments of senior secured credit facility	(550,000)	--
Decrease in short-term borrowings, net	(533,560)	(220,414)
Net cash (used in) provided by financing activities	(807,088)	797,990
Effect of exchange rate changes on cash and cash equivalents	(33,201)	28,611
Net decrease in cash and cash equivalents	(50,728)	(168,461)
Cash and cash equivalents at beginning of period	521,776	669,271
Cash and cash equivalents at end of period	$ 471,048	$ 500,810

Supplemental disclosures of cash flow information:
IPO related transactions (Note 4):
Deferred tax asset arising from IPO	$ --	$ 380,785
Payable to affiliate	--	323,668
Net tax benefit retained, recorded as additional paid in capital	$ --	$ 57,117
Cash paid for interest	$ 302,178	$ 422,015
Cash paid for taxes	$ 78,292	$ 3,489
Non-cash investing activities:
Refinancing of bridge loan	$ --	$ 10,018

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity
Interactive Brokers Group, Inc. and Subsidiaries
Nine months ended September 30, 2008
(Unaudited)
(in thousands, except for share amounts)
						Accumulated
	Common Stock		Additional			Other	Total
		Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'
	Shares	Value	Capital	Stock	Earnings	Income	Equity
Balance, January 1, 2008	40,143,860	$ 433	$ 450,667	($94,966)	$ 48,160	$ 4,109	$ 408,403

Common Stock distributed to employees	458,655			13,881			13,881

Comprehensive income:
Net income					$ 72,686		72,686
Cumulative translation adjustment, net of income taxes of ($1,626)						(2,797)	(2,797)

Total comprehensive income					72,686	(2,797)	69,889
Balance, September 30, 2008	40,602,515	$ 433	$ 450,667	($81,085)	$ 120,846	$ 1,312	$ 492,173

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

1.  Organization and Nature of Business

Interactive Brokers Group, Inc. ("IBG, Inc." or the "Company") is a Delaware holding company whose primary asset is its ownership of approximately 10.4% of the membership interests of IBG LLC, which, in turn, owns all operating subsidiaries (collectively, "IBG LLC" or the "Group"). At September 30, 2008 IBG LLC had equity capital in the form of redeemable members’ interests of $4,082,192. For the three and nine month periods ended September 30, 2008, IBG LLC earned net income of $321,310 and $907,500, respectively. Approximately 10.4% of IBG LLC’s equity capital and earnings was allocated to IBG, Inc. and the remainder was allocated to minority interest.

The accompanying unaudited condensed consolidated financial statements of IBG, Inc. include the financial results of IBG LLC for the periods reported. Subsequent to May 3, 2007, the statements reflect the consolidation of IBG, Inc.’s investment in IBG LLC. On May 9, 2007, IBG, Inc. issued 40 million shares of its Class A common stock pursuant to a registered public offering (the “IPO”, see Note 4), completed its purchase of a 10.0% interest in IBG LLC and became the sole managing member of the Group under the “Amended and Restated Operating Agreement of IBG LLC” dated May 3, 2007. IBG, Inc.’s primary operating asset is its ownership interest in IBG LLC. IBG LLC is an automated global market maker and electronic broker specializing in routing orders and processing trades in securities, futures and foreign exchange instruments.

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

The unaudited condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2008 and the unaudited condensed consolidated statement of financial condition as of December 31, 2007 reflect IBG, Inc. and its subsidiaries.

The unaudited condensed consolidated statements of income and of cash flows (as restated) for the interim periods ended September 30, 2007 presented reflect the historical results of operations of IBG, Inc., including consolidation of its investment in IBG LLC subsequent to the May 4, 2007 IPO. Prior to May 4, 2007, the unaudited condensed consolidated financial statements included herein represent the financial statements of IBG LLC.

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments to present fairly IBG, Inc.’s financial position, results of operations and cash flows for the interim periods presented. The unaudited condensed consolidated results of operations and of cash flows for the interim periods ended September 30, 2008 presented are not necessarily indicative of the results to be expected for any future period or for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the unaudited condensed consolidated financial statements and accompanying notes. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ materially from those estimates. Such estimates include the estimated fair value of investments accounted for under the equity method of accounting, the estimated useful lives of property and equipment, including capitalized internally developed software, the allowance for doubtful accounts, compensation accruals, tax liabilities and estimated contingency reserves.

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

In determining fair value, financial instruments owned and financial instruments sold, but not yet purchased, except forward currency contracts, which are classified as Level 2 financial instruments, are classified within Level 1 of the fair value hierarchy. Level 1 financial instruments, which are valued using quoted market prices as published by exchanges and

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

clearing housesor otherwise broadly distributed in active markets, include U.S. government and sovereign obligations, active listed securities, options, futures, options on futures and corporate debt securities. IBG, Inc. does not adjust quoted prices for Level 1 financial instruments, even in the event that the Company may hold a large position whereby a purchase or sale could reasonably impact quoted prices. Currency forward contracts are classified as Level 2 financial instruments as such instruments are not exchange-traded.

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

Earnings Per Share

Earnings per share (“EPS”) is computed in accordance with SFAS No. 128, “Earnings Per Share.” Shares of Class A and Class B common stock share proportionately in the earnings of IBG, Inc. Basic earnings per share are calculated utilizing net income available for common stockholders for the three and nine month periods ended September 30, 2008, divided by the weighted average number of shares of Class A and Class B common stock outstanding. Diluted earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average percentage of IBG LLC interests owned by IBG, Inc. during the period to arrive at an amount of net income that would be available for common stockholders on a fully-diluted basis if all member interests in IBG LLC currently held by IBG Holdings LLC had been sold to IBG, Inc. and an equivalent number of shares of Common Stock had been issued by IBG, Inc. This resulting net income is divided by the weighted average total number of shares of Class A and Class B common stock that would be outstanding if such a transaction had occurred, and includes shares of Common Stock issued and issuable under the 2007 ROI Unit Stock Plan and shares of Common Stock issued under the 2007 Stock Incentive Plan (Note 5).

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

IBG, Inc. monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as permitted contractually. Receivables and payables with the same counterparty are not offset in the unaudited condensed consolidated statements of financial condition. For these transactions, the fees received or paid by IBG, Inc. are recorded as interest income or interest expense in the unaudited condensed consolidated statements of income.

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

IBG, Inc. also enters into cross-currency swap transactions. These transactions, which are also reported on a trade date basis, are agreements to exchange a fixed amount of one currency for a specified amount of a second currency at the outset and at completion of the swap term. Unrealized mark-to-market gains and losses on cross-currency swap transactions are reported as components of financial instruments owned or financial instruments sold but not yet purchased in the unaudited condensed consolidated statements of financial condition. Net earnings or losses are reported as components of interest income in the unaudited condensed consolidated statements of income.

Customer Receivables and Payables

Customer securities transactions are recorded on a settlement date basis and customer commodities transactions are recorded on a trade date basis. Receivables from and payables to customers include amounts due on cash and margin transactions, including futures contracts transacted on behalf of customers. Securities owned by customers, including those that collateralize margin loans or other similar transactions, are not reported in the unaudited condensed consolidated statements of financial condition. Amounts receivable from customers that are determined by management to be uncollectible are written off to general and administrative expense.

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

Investments

IBG, Inc. makes certain strategic investments and accounts for these investments under the equity method of accounting. Investments are accounted for under the equity method of accounting when IBG, Inc. has significant influence over the investee as required under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Investments accounted for under the equity method are recorded at the fair value amount of IBG, Inc.’s investment and adjusted each period for IBG, Inc.’s share of the investee’s income or loss. IBG, Inc.’s share of the income or losses from equity investments is reported as a component of other income in the unaudited condensed consolidated statements of income and the recorded amounts of IBG, Inc.’s equity investments, which are included in other assets in the unaudited condensed consolidated statements of financial condition, increase or decrease accordingly. Distributions received from equity investees are recorded as reductions to the respective investment balance.

A judgmental aspect of accounting for investments is evaluating whether an other-than-temporary decline in the value of an investment has occurred. The evaluation of an other-than-temporary impairment is dependent on specific quantitative and qualitative factors and circumstances surrounding an investment, including recurring operating losses, credit defaults and subsequent rounds of financing. None of IBG, Inc.’s equity investments have readily determinable market

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

values. All equity investments are reviewed for changes in circumstances or occurrence of events that suggest IBG, Inc.’s investment may not be recoverable. If an unrealized loss on any investment is considered to be other-than-temporary, the loss is recognized in the period the determination is made. During the three month period ended September 30, 2008, an impairment charge of $10.0 million was recorded on one of the Company’s investments.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) replaces SFAS No. 141, mandating changes in the accounting for business combinations most notably that changes in purchase price allocations, if made, are required to be applied retrospectively, whereas under SFAS No. 141, such changes were applied prospectively. SFAS No. 141(R) is effective for an entity’s fiscal year beginning after December 15, 2008, and early adoption is not permitted. The Company cannot anticipate whether adoption of SFAS No. 141(R) will have a material effect on its unaudited condensed consolidated financial statements as such effect would be solely dependent on whether the Company enters into business combinations after December 31, 2008 and the terms of such transactions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 requires non-controlling (“minority”) interests in a reporting entity to be reported as a component of the entity’s stockholder’s equity. SFAS No. 160 is effective for an entity’s fiscal year beginning after December 15, 2008, and early adoption is not permitted. Management is assessing the potential impact on the Company’s unaudited condensed consolidated financial statements of adopting SFAS No. 160.

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

Currency Risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments. Exchange rate contracts may include cross-currency swaps and currency futures contracts. Currency swaps are agreements to exchange future payments in one currency for payments in another currency. These agreements are used to effectively convert assets or liabilities denominated in different currencies. Currency futures are contracts for delayed delivery of currency at a specified future date. IBG, Inc. uses currency swaps to manage the levels of its non-U.S. dollar currency balances and currency cash and futures to hedge its global exposure.

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

Concentrations of Credit Risk

IBG, Inc.’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of September 30, 2008, the Company did not have any concentrations of credit risk.

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

4.	Initial Public Offering and Recapitalization

On May 3, 2007, IBG, Inc. priced its initial public offering of shares of Common Stock. In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Such transactions are collectively referred to herein as the “Recapitalization.” IBG Holdings LLC wholly owns all Class B common stock, which common stock has voting rights in proportion to its ownership interests in IBG LLC, approximately 89.6% as of September 30, 2008.

The unaudited condensed consolidated financial statements reflect the historical results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC from and after May 4, 2007. Prior to May 4, 2007, the unaudited condensed consolidated financial statements included herein represent the unaudited condensed consolidated financial statements of the Group. The historical unaudited condensed consolidated financial statements do not reflect what the financial position, results of operations or cash flows of IBG, Inc. or the Group would have been had these companies been stand-alone public companies for the periods presented. Specifically, the historical financial statements of the Group do not give effect to the following matters:

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

Recapitalization and Post-IPO Capital Structure

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

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc. the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. A deferred tax asset of $380,785 was recorded as of the IPO date, which deferred tax asset is being amortized as additional deferred income tax expense over 15 years, as allowable under current tax law. As of September 30, 2008 and December 31, 2007, the unamortized balance of the deferred tax asset was $356,058 and $369,748, respectively. IBG, Inc. also entered into an agreement (the “Tax Receivable Agreement”) with IBG Holdings LLC to pay IBG Holdings LLC (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of the tax basis increase. As of the IPO date, a payable to IBG Holdings LLC of $323,668 was recorded by IBG, Inc. Amounts payable under the Tax Receivable Agreement are subject to repayment to IBG Holdings LLC annually upon the filing of IBG, Inc.’s federal income tax return. Through November 10, 2008 no payments have been made to IBG Holdings LLC for 2007 pursuant to the terms of the Tax Receivable Agreement. The remaining 15%, $57,117, has been accounted for as a permanent increase to additional paid-in capital in the unaudited condensed consolidated statement of financial condition.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As described previously in Note 2 and in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of IBG Holdings LLC’s ownership of IBG LLC. At September 30, 2008, 1,000,000,000 shares of Class A common stock are authorized, of which 43,270,823 shares have been issued and 40,602,415 and 40,143,760 shares were outstanding as of September 30, 2008 and December 31, 2007, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of September 30, 2008 and December 31, 2007. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of September 30, 2008 and December 31, 2007.

Stock Repurchase Program

On September 26, 2008, the Company announced that the Board of Directors had approved the repurchase by IBG LLC of up to eight (8) million shares of its Class A common stock. Shares may be purchased from time to time in the open market and in private transactions if the company deems the price appropriate. Through  November 10, 2008, no shares have been repurchased.

Earnings per Share

Historical earnings per share information is not applicable for reporting periods prior to the consummation of the IPO. The calculation of basic and diluted earnings per share is described below:

Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period:

				Period from
	Three month	Three month	Nine month	May 4, 2007
	period ended	period ended	period ended	through
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Basic earnings per share:
Net income available for common stockholders	$ 27,147	$ 22,243	$ 72,686	$ 29,249
Weighted average shares of common stock outstanding:
Class A	40,602,415	40,142,096	40,386,479	40,159,827
Class B	100	100	100	100
	40,602,515	40,142,196	40,386,579	40,159,927

Basic earnings per share	$ 0.67	$ 0.55	$ 1.80	$ 0.73

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

				Period from
	Three month	Three month	Nine month	May 4, 2007
	period ended	period ended	period ended	through
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Diluted earnings per share:
Net income available for common stockholders	$ 260,751	$ 211,948	$ 702,686	$ 278,732

Weighted average shares of common stock outstanding:
Class A:
Issued and outstanding	40,602,415	40,142,096	40,386,479	40,159,827
Assumed issuance in exchange for remaining interests in IBG LLC	357,561,194	360,000,000	358,740,610	360,000,000
Issuable pursuant to 2007 ROI Unit Stock Plan	948,376	1,173,285	1,053,250	1,174,201
Class B	100	100	100	100
	399,112,085	401,315,481	400,180,439	401,334,128

Diluted earnings per share	$ 0.65	$ 0.53	$ 1.76	$ 0.69

5.	Employee Incentive Plans

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

As of September 30, 2008 and December 31, 2007, payables to employees for ROI Dollar Units were $22,173 and $21,710, respectively. Of these payable amounts, $3,755 and $7,019 were vested as of September 30, 2008 and December 31, 2007, respectively. These amounts are included in accounts payable, accrued expenses and other liabilities in the unaudited condensed consolidated statements of financial condition. Compensation expense for the ROI Dollar Unit plan, included in the unaudited condensed consolidated statement of income for the nine month period ended September 30, 2008 was $5,713.

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

Of the fair value at the date of grant, $17,806 represented the accumulated ROI Dollar Unit value elected to be invested by employees in Common Stock and such amount was accrued for as of December 31, 2006. The remainder will be ratably accrued as compensation expense by the Group from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule. Compensation expense for the 2007 ROI Unit Stock Plan and related grants under the 2007 Stock Incentive Plan, net of the effect of forfeitures, included in the unaudited condensed consolidated statement of income for the nine month period ended September 30, 2008 was $3,737.

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

Estimated future grants under the Stock Incentive Plan will be accrued for ratably during each year under the SFAS No. 123(R) “Graded Vesting” method. Compensation expense recognized in the unaudited condensed consolidated statement of income for the nine month period ended September 30, 2008 was $16,918.

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

Shares granted under the 2007 ROI Unit Stock Plan and the Stock Incentive Plan are subject to forfeiture in the event an employee ceases employment with the Company. The plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post-employment provisions will forfeit 50% of unvested previously granted shares unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested shares previously granted. Distributions of remaining shares to former employees will occur annually following the discontinuation of employment over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year. As of September 30, 2008, no shares have been distributed under these post-employment provisions.

The following is a summary of Stock Plan activity for the nine month period ended September 30, 2008:

	2007 Stock	2007 ROI Unit
	Incentive Plan	Stock Plan
	Shares	Shares
Balance, December 31, 2007	1,916,744	1,151,932
Granted	-	-
Forfeited by employees	(27,971)	(4,132)
Distributed to employees	(239,141)	(219,514)
Balance, September 30, 2008	1,649,632	928,286

6.	Financial Instruments Owned and Sold, But Not Yet Purchased, at Fair Value

Financial instruments owned, including those pledged as collateral, and financial instruments sold, but not yet purchased consisted of securities, at fair value, as follows at September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
		Sold, But Not		Sold, But Not
	Owned	Yet Purchased	Owned	Yet Purchased
Stocks	$ 4,982,400	$ 3,106,533	$ 8,594,567	$ 6,247,069
Options	8,173,761	8,293,522	7,354,818	8,068,721
U.S. and foreign government obligations	367,612	-	727,453	-
Warrants	179,997	26	98,357	-
Corporate bonds	6,553	52	6,521	63
Discount certificates	20,827	-	75,797	-
Currency forward contracts	4,214	-	-	-
	$13,735,364	$11,400,133	$16,857,513	$14,315,853

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

    On January 14, 2008, the Company was named as a defendant in a purported shareholder class action lawsuit alleging that the Company violated Sections 11 and 12(a)(2) of the Securities Act by issuing a Registration Statement and Prospectus in connection with its initial public offering that contained false and misleading statements or omitted material facts concerning losses suffered by the Company in connection with trading in options of Altana AG on the German stock market. A lead plaintiff was appointed on March 14, 2008, and an amended complaint was served on or about March 24, 2008. The amended complaint adds the Company’s founder and chief executive officer, Thomas Peterffy, as a defendant. The amended complaint asserts claims against the Company under Sections 11 and 12(a)(2) of the Securities Act, and against Mr. Peterffy under Sections 11 and 15 of the Securities Act, based on the allegations that the Registration Statement failed to disclose $25 million in trading losses in the first quarter of 2007 that resulted from unusually high volume in advance of certain corporate announcements as well as the alleged failure to disclose the losses in trading options of Altana AG. Defendants believe the action is without merit and intend to defend themselves vigorously. In the opinion of management, after consultation with counsel, the resolution of this matter and all other ongoing legal proceedings will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of IBG, Inc.  IBG, Inc. accounts for potential losses related to litigation in accordance with SFAS No. 5 “Accounting for Contingencies.” As of September 30, 2008 and December 31, 2007, reserves provided for potential losses related to litigation matters were not material.

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

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues, income before income taxes and minority interest for the three and nine month periods ended September 30, 2008 and 2007 and to total assets as of September 30, 2008 and December 31, 2007:

	Three month period ended		Nine month period ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues:
Market making	$ 359,572	$ 329,523	$ 1,034,646	$ 752,259
Electronic brokerage	134,479	111,575	386,997	306,862
Corporate and eliminations	2,944	4,055	(824)	11,573

Total net revenues	$ 496,995	$ 445,153	$ 1,420,819	$ 1,070,694

Income before income taxes:
Market making	$ 283,003	$ 245,136	$ 805,979	$ 515,626
Electronic brokerage	63,787	56,333	180,906	135,785
Corporate and eliminations	600	6,396	(6,181)	11,445

Total income before income taxes and minority interest	$ 347,390	$ 307,865	$ 980,704	$ 662,856

	September 30,	December 31,
	2008	2007
Segment assets:
Market making	$ 21,693,847	$ 26,914,815
Electronic brokerage	8,518,551	8,935,387
Corporate and eliminations	(860,721)	(1,308,116)

Total assets	$ 29,351,677	$ 34,542,086

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

IBG, Inc. operates its automated global business in U.S. and international markets on more than 70 exchanges and market centers. A significant portion of IBG, Inc.’s net revenues are generated by consolidated subsidiaries operating outside the United States. International operations are comprised of market making and electronic brokerage activities in 27 countries in Europe, Asia and North America (outside the United States). The following table presents total net revenues and income before income taxes and minority interest by geographic area for the three and nine month periods ended September 30, 2008 and 2007:

	Three month period ended		Nine month period ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues:
United States	$ 244,157	$ 292,186	$ 820,646	$ 755,571
International	255,943	148,461	606,982	305,434
Corporate and eliminations	(3,105)	4,506	(6,809)	9,689

Total net revenues	$ 496,995	$ 445,153	$ 1,420,819	$1,070,694

Income before income taxes:
United States	$ 150,719	$ 201,235	$ 537,119	$ 484,692
International	202,047	99,551	455,684	168,331
Corporate and eliminations	(5,376)	7,079	(12,099)	9,833

Total income before income taxes and minority interest	$ 347,390	$ 307,865	$ 980,704	$ 662,856

9.	Regulatory Requirements

At September 30, 2008, aggregate excess regulatory capital for all of the Operating Companies was $2,287,205.

TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the CFTC’s minimum financial requirements (Regulation 1.17). At September 30, 2008, TH LLC had net capital of $1,035,962, which was $1,025,635 in excess of required net capital of $10,327, and IB LLC had net capital of $551,525, which was $503,922 in excess of required net capital of $47,603.

THE is subject to the Swiss National Bank eligible equity requirement. At September 30, 2008, THE had eligible equity of $937,244, which was $600,658 in excess of the minimum requirement of $336,586.

THSHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, THA is subject to the Australian Stock Exchange liquid capital requirement, THC and IBC are subject to the Investment Dealers Association of Canada risk-adjusted capital requirement and IBUK is subject to the U.K. Financial Services Authority financial resources requirement.

At September 30, 2008, all of the Operating Companies were in compliance with their respective regulatory capital requirements.

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain entities within IBG, Inc. are subject to other regulatory restrictions and requirements.

10.	Related Party Transactions

Receivable from affiliate represents amounts advanced to IBG Holdings LLC. Included in receivable from and payable to customers in the accompanying unaudited condensed consolidated statement of financial condition as of September 30, 2008 are director and officer account balances of $66,465 and $129,798, respectively. Included in senior notes payable at September 30, 2008 are senior notes purchased by directors and their affiliates of $12,979.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

11.	Restatement

In connection with the preparation of the Company’s annual report on Form 10-K for the year ended December 31, 2007, management identified the following errors in the Company’s previously issued condensed consolidated statement of cash flows for the nine months ended September 30, 2007.

 1. Cash capital contribution of $33,118 received by a 10% owned consolidated subsidiary from an unconsolidated affiliate was erroneously reported net of minority interest liability instead of gross in cash flows from financing activities.

  2. Dividends paid to an unconsolidated affiliate, IBG Holdings LLC, by IBG LLC, an operating subsidiary of IBG, Inc., after its May 4, 2007 IPO of $102,431 were erroneously classified as cash flows from operating activities instead of cash flows from financing activities.

    3. Dividends received by IBG, Inc. from IBG LLC of $11,982 were erroneously included in cash flows from investing activities.

    4. Within cash flows from operating activities:

•

Net income available for common stockholders of $29,249 was reported instead of net income of $281,581, and pre-IPO IBG LLC net income of $252,332 was included in the minority interest adjustment to reconcile net income to net cash provided by operating activities. This error had no affect on IBG, Inc.'s results of operations in its unaudited condensed consolidated statement of income.

•

Shares distributed to employees during the nine months ended September 30, 2007, which were expensed in previous periods of $5,640 and (gains)/losses on non-trading investments of $3,391 were included in adjustments to reconcile net income to net cash provided by operating activities instead of as changes in operating assets and liabilities.

•	Increase in deferred tax assets and related payable to affiliate of $248,347 and $211,095, respectively, which are non-cash activities, were included as changes in operating assets and liabilities.

The Company also identified an error related to the calculation of deferred taxes associated with its IPO that resulted in understatements of deferred tax assets, amounts payable to IBG Holdings LLC and additional paid in capital as of September 30, 2007 in the respective amounts of $132,438, $112,573 and $19,865. The condensed consolidated statement of cash flows for the nine months ended September 30, 2007 was corrected accordingly for the above errors. These corrections had no effect on IBG, Inc.’s results of operations or on total net change in cash for the period.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

The line items impacted by the restatement of the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2007 are as follows:

	Nine months ended September 30,
	As Previously
	Reported	Adjustment	As Restated
Cash flows from operating activities:
Net Income	$ 29,249	$ 252,332	$ 281,581
Minority Interest	594,732	(252,332)	342,400
Employee stock plan compensation	16,627	(5,640)	10,987
(Gains) losses on non-trading investments, net	(4,557)	3,391	(1,166)
Changes in operating assets and liabilities:
Other assets	(248,306)	$ 241,964	(6,342)
Other payables	703,645	(158,420)	545,225
Other net cash flows from operating activities	(967,157)	--	(967,157)

Total cash flows from operating activities	124,233	81,295	205,528

Cash flows from investing activities:
Dividends received from IBG LLC	11,982	(11,982)	-
Other net cash flows from investing activities	(1,200,590)	-	(1,200,590)

Total cash flows from investing activities	(1,188,608)	(11,982)	(1,200,590)

Cash flows from financing activities:
Dividends paid to IBG Holdings LLC after May 3, 2007	-	(102,431)	(102,431)
Cash capital contribution to THE	3,882	33,118	37,000
Other net cash flows from financing activities	863,421	-	863,421
Total cash flows from financing activities:	867,303	(69,313)	797,990

Effect of exchange rate changes on cash and cash equivalents	28,611	-	28,611

Net change in cash and cash equivalents	($ 168,461)	$ 0	($ 168,461)

Supplemental disclosures of cash flow information:
IPO related transactions:
Deferred tax asset arising from IPO	$ -	$ 380,785	$ 380,785
Payable to affiliate	-	323,668	323,668

Net tax benefit retained, recorded as additional paid in capital	$ -	$ 57,117	$ 57,117

*****

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes in Item 1, included elsewhere in this report. This discussion includes the effects of the restatement reported in Item 1 of this Quarterly Report on Form 10-Q, which restatement affects the discussion of Cash Flows on page 43.

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

•

Market Making. We conduct our market making business through our Timber Hill subsidiaries. As one of the largest market makers on many of the world’s leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of approximately 532,000 tradable, exchange-listed products. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time. Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, thus minimizing the risk of our portfolio at all times. This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios.

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

Executive Overview

Third quarter results: Diluted earnings per share were $0.65 for the three months ended September 30, 2008, 23% higher than the same period last year. The calculation of diluted earnings per share is detailed in Note 4, “Initial Public Offering and Recapitalization,” to the unaudited condensed consolidated financial statements, Part 1, Item 1 of this Quarterly Report on Form 10-Q. IBG, Inc.’s diluted earnings per share were $0.53 for the three months ended September 30, 2007.

Our income before income taxes and minority interest increased 52%, to $1,249 million, during the past 12 months versus the prior 12 month period.

Consolidated: For the three months ended September 30, 2008, our net revenues were $497.0 million and income before income taxes and minority interest was $347.4 million, compared to net revenues of $445.1 million and income before income taxes and minority interest of $307.9million for the same period in 2007. Trading gains were 25% higher in the third quarter of 2008 compared to the same period last year and commissions and execution fees were up by 41% for the same time period. Our pre-tax margin, for the three months ended September 30, 2008, was 70%, compared to 69% for the same period in 2007.

Market Making: During the three months ended September 30, 2008, income before income taxes in our market making segment increased 16%, compared with the three months ended September 30, 2007, and 40% sequentially. The year over year increase is consistent with the continued growth of our global market making business. The substantial sequential increase from the second quarter was due to an exceptional market environment with high volumes and volatility, which allowed us to leverage our automated trading and real-time risk management system and reflected positively in our results. Pre-tax margin was 79% for the quarter ended September 30, 2008, highlighting leverage from automation.

Market making options and futures contract volumes increased 10% and 47%, respectively, for the three months ended September 30, 2008 from the same period last year. Trade volume was 8% lower for the three months ended September 30, 2008, from the same period last year, which reflected a lower level of stock trading. We recently discontinued a stock trading strategy that has been marginal for some time.

Brokerage: During the three months ended September 30, 2008, income before income taxes in our electronic brokerage segment increased 13%, compared with the third quarter of 2007, primarily reflecting higher revenues from commissions and execution fees. Pre-tax margin decreased to 47% for the quarter ended September 30, 2008, compared with 50% for the same period last year, reflecting: (1) lower net interest driven by market conditions, (2) lower other income from decreased payment for order flow programs on US options exchanges, (3) increased employee compensation and occupancy expenses, primarily from an acquisition that is being integrated and (4) $2.5 million in bad debt expense resulting from extreme market conditions.

Commissions and execution fees increased 41% due to robust growth in transaction volume and customer accounts. Total daily average revenue trades (“DARTs”) for cleared and execution-only customers increased 40% to 377,000 during the three months ended September 30, 2008, compared to 270,000 during the three months ended September 30, 2007. Cleared customer DARTs increased by 48%, to 338,000, over the same period. The number of customer accounts increased 19% over the year ago quarter and customer equity grew by 13% over the year ago quarter.

Annualized DARTs per average account were 814 in the third quarter of 2008 and annualized net revenue per average account was $4,483, up 25% and 3%, respectively, over the same quarter last year.

Nine months results: IBG, Inc.’s diluted earnings per share increased 60% year to date compared to the same period last year, to $1.76 for the nine months ended September 30, 2008 from $1.10, on a pro forma basis, for the same period in 2007.

Consolidated: For the nine months ended September 30, 2008, our net revenues were $1,420.8 million and income before income taxes and minority interest was $980.7 million, compared to net revenues of $1,070.7 million and income before income taxes and minority interest of $662.9 million for the same period in 2007. Income before income taxes was 48% higher in the nine months ended September 30, 2008 compared to the same period last year; trading gains were 58% higher and commissions and execution fees were up by 46% for the same time period. Our pre-tax margin, for the nine months ended September 30, 2008, was 69%, compared to 62% for the same period in 2007.

Market Making: During the nine months ended September 30, 2008, income before income taxes in our market making segment increased 56%, compared with the nine months ended September 30, 2007, primarily reflecting higher trading gains. Pre-tax margin increased to 78% for the nine months ended September 30, 2008. The nine months ended September 30, 2008, and in particular the first and third quarters, were marked by a productive environment for market making, with high market volumes and high volatility. These conditions allowed us to leverage our automated trading and real-time risk management system. While market making trade volume for the nine months ended September 30, 2008 was down 3% compared to the same period last year, options and futures contract volume rose 20% and 49%, respectively.

Brokerage: During the nine months ended September 30, 2008, income before income taxes in our electronic brokerage segment increased 33%, compared with the same period in 2007, reflecting higher revenues from commissions and execution fees. Pre-tax margin increased to 47% for the nine months ended September 30, 2008, compared with 44% for the same period last year, reflecting leverage from automation and decreased payments to broker-dealer customers for order flow. The increase in commissions and execution fees was related to robust growth in transaction volume and customer accounts. DARTs for cleared and execution-only customers increased 41% to 352,000 during the nine months ended September 30, 2008, compared to 250,000 during the nine months ended September 30, 2007. Cleared customer DARTs increased over the same period by 53% to 309,000. The increase in net interest was driven by the growth in customer balances and fully-secured margin loans.

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

TRADE VOLUMES:

(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading
2003	32,772		22,748		2,367		57,887		230
2004	41,506	27%	28,876	27%	2,932	24%	73,314	27%	290
2005	54,044	30%	34,800	21%	7,380	152%	96,224	31%	382
2006	66,043	22%	51,238	47%	12,828	74%	130,109	35%	518
2007	99,086	50%	72,931	42%	16,638	30%	188,655	45%	752

3Q2007	27,203		19,092		3,878		50,173		796
3Q2008	25,045	-8%	32,840	72%	4,336	12%	62,221	24%	972

CONTRACT AND SHARE VOLUMES:

(in 000’s, except %)

TOTAL

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2003	194,358		31,034		17,038,250
2004	269,715	39%	37,748	22%	17,487,528	3%
2005	409,794	52%	44,560	18%	21,925,120	25%
2006	563,623	38%	62,419	40%	34,493,410	57%
2007	673,144	19%	83,134	33%	47,324,798	37%

3Q2007	178,906		22,330		12,805,676
3Q2008	205,470	15%	28,928	30%	14,489,937	13%

MARKET MAKING

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2003	177,459		6,638		12,578,584
2004	236,569	33%	10,511	58%	12,600,280	0%
2005	308,613	30%	11,551	10%	15,625,801	24%
2006	371,929	21%	14,818	28%	21,180,377	36%
2007	447,905	20%	14,520	-2%	24,558,314	16%

3Q2007	125,720		3,805		6,867,410
3Q2008	138,294	10%	5,581	47%	6,145,983	-11%

BROKERAGE TOTAL

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2003	16,898		24,396		4,459,667
2004	33,146	96%	27,237	12%	4,887,247	10%
2005	101,181	205%	33,009	21%	6,299,319	29%
2006	191,694	89%	47,601	44%	13,313,033	111%
2007	225,239	17%	68,614	44%	22,766,484	71%

3Q2007	53,186		18,525		5,938,266
3Q2008	67,176	26%	23,347	26%	8,343,954	41%

*Includes options on futures

CONTRACT AND SHARE VOLUMES, continued:

(in 000's, except %)

BROKERAGE CLEARED

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2003	11,351		19,086		3,612,503
2004	16,438	45%	24,118	26%	4,339,462	20%
2005	23,456	43%	30,646	27%	5,690,308	31%
2006	32,384	38%	45,351	48%	12,492,870	120%
2007	51,586	59%	66,278	46%	20,353,584	63%

3Q2007	13,637		17,844		5,217,253
3Q2008	22,790	67%	22,892	28%	7,421,039	42%

* Includes options on futures

BROKERAGE STATISTICS:

(in 000’s, except % and where noted)

	3Q2008	3Q2007	% Change
Total Accounts	107	90	19%
Customer Equity (in billions) *	$ 9.4	$ 8.3	13%

Cleared DARTs	338	228	48%
Total Customer DARTs	377	270	40%

(in $'s, except DART per account)
Commission per DART	$ 4.21	$ 4.58
DART per Avg. Account (Annualized)	814	652
Net Revenue per Avg. Account (Annualized)	$ 4,483	$ 4,344

* Excludes non-customers (i.e., officers, directors and affiliated parties)

Business Environment

In the third quarter we witnessed heightened turbulence in the financial sector due to continued tightening of the credit markets, coupled with the announced failures and restructuring of large financial institutions and increased levels of federal government intervention. We have been relatively unaffected by these events. We do not hold any mortgage-backed securities or credit default swaps, which have led to massive losses across the financial sector. With the exception of spot foreign exchange, we trade and broker only exchange-listed financial instruments with a ready market and clearly determinable values. Our positions are marked-to-market every day using external closing prices published by the exchanges and clearing houses, so there is no subjective judgment used in valuing these assets.

The recent turmoil has brought historic levels of volatility and unprecedented losses across global financial markets. Despite the challenges this has brought for many broker-dealers, we continued to enjoy healthy profit growth in both our brokerage and market making businesses.

Our brokerage business continues to grow at a strong pace. Our recent marketing efforts have focused on highlighting the safety and stability of our firm. This distinction is based on our strong capital base of over $4 billion and our state of the art risk management system which was designed to curtail the risk of substantial bad debt losses. Our advanced Credit Manager System alerts customers when they approach margin violations and, if necessary, we automatically liquidate positions on a real-time basis to bring the customer’s account into margin compliance. This protects our company and our customers from excessive losses and is especially important during times of violent market swings as we have seen in recently. Other brokers-dealers may extend margin credit to their customers for up to three days, putting the company at risk for large customer losses they may not be able to absorb. In this current environment, we believe customers understand this potential risk and we have seen positive feedback in the form of customer account growth.

This turbulent environment is also productive for our market making business, which is fueled by high levels of market volatility and trading volumes. We have also benefited from a reduction in the level of competition during the third quarter. Although this phenomenon is cyclical, we have observed that during times of heightened market volatility, there is less activity by so called “high frequency traders” in the U.S. options markets. These traders utilize computerized algorithms to employ strategies to profit from certain advantages they have over market makers, including using their customer status to avoid exchange fees and to enjoy execution priority.

Another driver of our market making profits is the relationship between actual and implied volatility in the equities markets. The cost of maintaining our conservative risk profile is based on implied volatility, while our profitability, in part, is based on actual volatility. Hence, our profitability is increased when actual volatility runs above implied volatility and it is decreased when actual volatility falls below implied volatility. Implied volatility tends to lag actual volatility, as observed in the shifts during the first three quarters of 2008. While actual volatility was roughly equal to implied volatility in the first quarter, it slipped below implied volatility in the second quarter. This was reflected in the drop in our second quarter profitability from market making. However, in the third quarter, actual volatility was greater than implied volatility, which is evidenced in our market making profits. This kind of cycle has been a regular pattern in the markets historically.

Despite the downturn in global markets this year, option volumes continue to climb. According to data compiled by the Futures Industry Association (FIA) and based on data received from exchanges worldwide, volumes in exchange-listed equity-based options increased by approximately 25.8% globally and 35.4% in the U.S. during the nine months ended September 30, 2008, compared to the same period in 2007. This is a continuation of a trend we have observed over the past six years, and we believe that as the “equity culture” spreads around the world this trend is likely to continue.

According to these same sources, in the third quarter of 2008, we accounted for approximately 13.0% of the exchange-listed equity options volume traded worldwide and approximately 16.0% of exchange-listed equity options volume traded in the U.S. This compares to approximately 14.2% of the exchange-listed equity options volume traded worldwide and approximately 18.1% of the exchange-listed equity options volume traded in the U.S. in the third quarter of 2007.

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

The following table sets forth our consolidated results of operations for the indicated periods:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in millions except share and per share data)
Revenues:
Trading gains	$ 361.4	$ 289.2	$ 1,006.0	$ 638.3
Commissions and execution fees	98.2	69.5	271.9	186.1
Interest income	101.1	207.6	373.8	597.2
Other income	7.1	21.6	55.6	68.9

Total revenues	567.8	587.9	1,707.3	1,490.5

Interest expense	70.8	142.8	286.5	419.8

Total net revenues	497.0	445.1	1,420.8	1,070.7

Non-interest expenses:
Execution and clearing	82.9	85.1	244.0	256.7
Employee compensation and benefits	39.5	31.0	119.4	92.7
Occupancy, depreciation and amortization	10.5	6.7	27.6	19.1
Communications	4.8	4.1	13.4	11.0
General and administrative	11.9	10.3	35.7	28.3

Total non-interest expenses	149.6	137.2	440.1	407.8

Income before income taxes and minority interest	347.4	307.9	980.7	662.9

Certain actual and pro forma information with respect to the periods described above is presented below. Information for the three month periods ended September 30, 2008 and 2007, as well as, the nine month period ended September 30, 2008 is based on actual results and the nine month period ended September 30, 2007 is presented as if we had been a public company for the entire period.

	Actual	Actual	Actual	Pro Forma (1)
Income tax expense (2)	32.4	27.3	94.4	48.2
Minority interest(3)	287.8	258.4	813.6	569.4

Net income	$ 27.2	$ 22.2	$ 72.7	$ 45.3

Earnings per share (4)
Basic	$ 0.67	$ 0.55	$ 1.80	$ 1.13
Diluted	$ 0.65	$ 0.53	$ 1.76	$ 1.10

Weighted average common shares outstanding
Basic	40,602,515	40,142,196	40,386,579	40,142,196
Diluted	399,112,085	401,315,481	400,180,439	401,317,851

(1)

The unaudited pro forma consolidated statement of income for the nine month period ended September 30, 2007, gives pro forma effect to the recapitalization, and the consummation of our initial public offering and our application of the net proceeds from the offering to purchase membership interests in IBG LLC from IBG Holdings as though such transactions had occurred on January 1, 2007. Pro forma earnings per share calculation includes (i) restricted shares of Common Stock that have been issued or are to be issued pursuant to the 2007 ROI Unit Stock Plan and (ii) issuance of restricted shares of Common Stock pursuant to the 2007 Stock Incentive Plan, but excludes shares of Common Stock that are issuable in the future pursuant to the 2007 Stock Incentive Plan.

(2)

Subsequent to the IPO, additional deferred income tax expense is $25.4 million, calculated on a straight line basis, resulting from the amortization of the deferred tax asset of $380.8 million arising from the acquisition of the 10.0% member interest in IBG LLC over 15 years. Of this amount, $13.1 million would have been amortizable for the nine month period ended September 30, 2007, under current tax law. This additional deferred income tax expense is, however, fully offset by reduced current income tax expense in calculating the total provision for income taxes.

(3)

The pro forma period presented is adjusted for the approximate 89.7% interest in IBG LLC that IBG Holdings LLC holds arising from the Recapitalization and the IPO, including initial share issuances pursuant to employee equity incentive plans (see note 1 above). The adjustment is equal to approximately 89.7% of IBG LLC’s total net income for the period presented.

(4)

Pro forma basic earnings per share were calculated based on 40.1 million shares of Common Stock and 100 shares of Class B common stock outstanding. Pro forma diluted earnings per share were calculated based on an assumed purchase by us of all remaining IBG LLC membership interests held by IBG Holdings LLC and the issuance by us of 360 million shares of Common Stock, resulting in a total of 401.3 million shares deemed outstanding as of the beginning of the period. There is no impact on earnings per share for such purchase and issuance because 100% of net income before minority interest would be available to common stockholders as IBG Holdings LLC would no longer hold a minority interest, and the full difference between the book and tax basis of IBG LLC’s assets would also be available for reducing income tax expense. Therefore, the pro forma net income utilized to calculate diluted earnings per share would be $440 million for the nine month period ended September 30, 2007.

Diluted weighted average common shares outstanding include 1.2 million shares of Common Stock to be issued pursuant to the 2007 ROI Unit Stock Plan. Shares of Common Stock to be issued in connection with the 2007 Stock Incentive Plan have been excluded from diluted weighted average common shares outstanding because such shares are non-dilutive.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Net Revenues

Total net revenues for the three months ended September 30, 2008 increased $51.9 million, or 12%, to $497.0 million from $445.1 million, during the three months ended September 30, 2007. Trading volume is one of the most important drivers of revenues and costs for both our market making and electronic brokerage segments. Based on data published by the FIA and options exchanges worldwide, in the third quarter of 2008 global equity options volume increased approximately 27%, compared to the third quarter of 2007. For the three months ended September 30, 2008, equity-based option contracts executed by our subsidiaries increased by 26.6 million, or 15%, to 205.5 million contracts from 178.9 million contracts for the three months ended September 30, 2007.

Trading Gains. Trading gains for the three months ended September 30, 2008 increased $72.2 million, or 25%, to $361.4 million from $289.2 million for the three months ended September 30, 2007. As market makers, we provide liquidity by buying from sellers and selling to buyers. Market making options and futures contract volume in the quarter ended September 30, 2008 increased by 10% and 47%, respectively, from the same period in 2007. However, our stock volume experienced an 11% decline in the quarter ended September 30, 2008 from the same period in 2007. We recently discontinued a stock trading strategy we had used to provide more liquidity for stocks. That strategy had been marginal for some time and has been replaced by another one that has been updated to take advantage of the new trading rules and payment models on the U.S. exchanges.

Included in trading gains are net dividends and currency translation gains and losses from market making activities. Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record. When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase stock after the ex-dividend date. Hence, the apparent gains and losses due to these price changes must be taken together with the dividends paid and received, respectively, in order to accurately reflect the results of our market making operations. As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in foreign currencies. Translation gains of $9.2 million were recognized in the three months ended September 30, 2008, on foreign currency balances held by our subsidiaries, compared to translation gains of $15.4 million for the three months ended September 30, 2007. A discussion of our approach to managing foreign currency exposure is contained in Part 1, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Commissions and Execution Fees. Commissions and execution fees for the three months ended September 30, 2008 increased $28.7 million, or 41%, to $98.2million, as compared to the three months ended September 30, 2007. This increase was primarily due to higher customer trading volume on an expanded customer base. Total DARTs for cleared and execution-only customers for the three months ended September 30, 2008 increased 40% to 377,000 compared to 270,000 during the three months ended September 30, 2007. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 48% to approximately 338,000, for the three months ended September 30, 2008, compared to approximately 228,000 for the three months ended September 30, 2007.The number of customer accounts grew by 19% to approximately 107,000 at September 30, 2008, compared to approximately 90,000 at September 30, 2007. Average commission per DART for cleared customers, for the three months ended September 30, 2008, decreased by $0.37, or 8%, to $4.21, as compared to $4.58 for the three months ended September 30, 2007, primarily due to more frequently trading customers who qualify for lower commissions on our sliding commissions scale.

Interest Income and Interest Expense. Net interest income (interest income less interest expense) for the three months ended September 30, 2008 decreased $34.5 million, or 53%, to $30.3 million, as compared to the three months ended September 30, 2007. Net interest income from market making, which accounted for 31% of total net interest income, contracted to $9.3 million, a decrease of 79% from the same period last year. As a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio. When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income. When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income. The relative interest rates during the third quarter of 2008 resulted in a mix of positions that produced more trading income and less interest income. In addition, average securities borrowed decreased by 42%, to $5.06 billion, and average securities loaned decreased by 51%, to $2.52 billion, for the quarter ended September 30, 2008, as market making positions contracted. Customer cash balances increased by 9%, to $7.0 billion, end-of-period, and customer fully secured margin borrowings increased 39%, to $1.83 billion, end-of-period, at

September 30, 2008, as compared to $6.45 billion and $1.32 billion, end-of-period, respectively, at September 30, 2007. Customer cash balances at September 30, 2008 include approximately $0.13 billion from director and officer account balances. Lower interest rates have had a negative effect on the net interest income we earned on small customer cash balances. The average Fed Funds effective rate dropped 314 basis points to 1.94% for the quarter ended September 30, 2008 as compared to 5.08% for the quarter ended September 30, 2007. Net interest earned in electronic brokerage decreased $1.8 million, or 8%, to $20.0 million, as compared to the three months ended September 30, 2007.

Other Income. Other income, for the three months ended September 30, 2008, decreased $14.5 million, or 67%, as compared to the three months ended September 30, 2007. This decrease was primarily attributable to a $10.0 million write down in our equity investment in W.R. Hambrecht + Co. Inc. and a $3.5 million decrease in payment for order flow income received by our brokerage unit, primarily due to the penny pricing pilot which was introduced in February of 2007 and extended to 63 options classes in March 2008.

Non-Interest Expenses

Non-interest expenses, for the three months ended September 30, 2008, increased by $12.4 million, or 9%, to $149.6 million from $137.2 million, during the three months ended September 30, 2007. Execution and clearing expenses made up 55% and employee compensation and benefits were 26% of non-interest expenses. As a percentage of total net revenues, non-interest expenses declined to 30% for the three month period ended September 30, 2008 from 31% during the same period in 2007.

Execution and Clearing.  Execution and clearing expenses, for the three months ended September 30, 2008, decreased $2.2 million, or 3%, to $82.9 million, as compared to the three months ended September 30, 2007. This in part reflects the reduction in exchange-mandated payment-for-order-flow program costs as more options traded in pennies, as well as, greater options volume being executed on exchanges that use the maker/taker model, where, as a market maker we are paid for providing liquidity instead of paying exchange fees. This was partially offset by increased expenses in our electronic brokerage unit which were in line with the increases in trade volumes. In prior quarters we spoke about cost savings associated with the reduction in payment to broker-dealer customers for order flow and the routing of more customer limit orders to options exchanges that pay for liquidity. These savings were already largely reflected in the numbers for 3rd quarter of 2007 comparative period.

Employee Compensation and Benefits. Employee compensation and benefits expenses, for the three months ended September 30, 2008, increased by $8.5 million, or 27%, to $39.5 million, as compared to the three months ended September 30, 2007. This increase reflected the continued phase-in of expenses related to our employee stock incentive plan and a 26% average growth in the number of employees to 730 at September 30, 2008, as compared to 586 at September 30, 2007, in large part due to the addition of approximately 60 new staff members from our acquisition of FutureTrade Technologies, LLC. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 8% and 7%, for the three month periods ended September 30, 2008 and 2007, respectively.

General and Administrative. General and administrative expenses, for the three months ended September 30, 2008, increased $1.6 million, or 16%, as compared to the three months ended September 30, 2007, primarily attributable to increased advertising expenditures and customer reserves, partially offset by a reduction in professional services.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Net Revenues

Total net revenues for the nine months ended September 30, 2008 increased $350.1 million, or 33%, to $1,420.8 million from $1,070.7 million, during the nine months ended September 30, 2007. Trading volume is one of the most important drivers of revenues and costs for both our market making and electronic brokerage segments. Based on data published by the FIA and options exchanges worldwide, global equity options volume in the first nine months of 2008 increased approximately 25.8%, compared to the first nine months of 2007. For the nine months ended September 30, 2008, options contracts executed by our subsidiaries increased by 88.3 million, or 18%, to 579.6 million contracts from 491.3 million contracts for the nine months ended September 30, 2007.

Trading Gains. Trading gains for the nine months ended September 30, 2008 increased $367.7 million, or 58%, to $1,006.0 million from $638.3 million for the nine months ended September 30, 2007. As market makers, we provide liquidity by buying from sellers and selling to buyers. During the nine months ended September 30, 2008, our market making operations executed 72.0 million trades, which was down 3% compared to the number of trades executed in the nine months ended September 30, 2007. Market making options contract volume in the nine months ended September 30, 2008 increased by 20% from the same period in 2007.

Included in trading gains are net dividends and currency translation gains and losses from market making activities. As stated above, the apparent gains and losses due to these price changes, reflecting the value of dividends paid to shareholders, must be taken together with the dividends paid and received, respectively, in order to accurately reflect the results of our market making operations. As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in foreign currencies. Translation gains of $10.4 million were recognized in the nine months ended September 30, 2008, on foreign currency balances held by our subsidiaries, compared to translation gains of $41.8 million for the nine months ended September 30, 2007. A discussion of our approach to managing foreign currency exposure is contained in Part 1, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Commissions and Execution Fees. Commissions and execution fees for the nine months ended September 30, 2008 increased $85.8 million, or 46%, to $271.9 million, as compared to the nine months ended September 30, 2007. This increase was primarily due to higher customer trading volume on an expanded customer base. Total DARTs for cleared and execution-only customers for the nine months ended September 30, 2008 increased 41% to 352,000, compared to 250,000 during the nine months ended September 30, 2007. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 53% to approximately 309,000, for the nine months ended September 30, 2008, compared to approximately 202,000 for the nine months ended September 30, 2007.The number of customer accounts grew by 19% to approximately 107,000 at September 30, 2008, compared to approximately 90,000 at September 30, 2007. Average commission per DART for cleared customers, for the nine months ended September 30, 2008, decreased by $0.43, or 9%, to $4.27, as compared to $4.70 for the nine months ended September 30, 2007, primarily due to more frequently trading customers who qualify for lower commissions on our sliding commissions scale.

Interest Income and Interest Expense. Net interest income (interest income less interest expense) for the nine months ended September 30, 2008 decreased $90.1 million, or 51%, to $87.3 million, as compared to the nine months ended September 30, 2007. Net interest income from market making, which accounted for 31% of total net interest income, contracted to $26.8 million, a decrease of 78% from the same period last year. As a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio. When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income. When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income. The relative interest rates during the first quarter of 2008 resulted in a mix of positions that produced more trading income and less interest income. In addition, average securities borrowed decreased by 40%, to $5.66 billion and average securities loaned decreased by 47%, to $3.29 billion, for the nine months ended September 30, 2008, as market making positions contracted. Customer cash balances increased by 9%, to $7.0 billion, end-of-period, and customer fully secured margin borrowings increased 39%, to $1.83 billion, end-of-period, at September 30, 2008, as compared to $6.45 billion and $1.32 billion, end-of-period, respectively, at September 30, 2007. Customer cash balances at September 30, 2008 include approximately $0.13 billion from director and officer account balances. Lower interest rates have had a negative effect on the net interest income we earned on small customer cash balances. The average Fed Funds effective rate dropped 279 basis points to 2.40% for the nine months ended September 30, 2008 as compared to 5.19% for the nine months ended September 30, 2007. Net interest earned in electronic brokerage increased $2.5 million, or 4%, to $63.0 million, as compared to the nine months ended September 30, 2007.

Other Income. Other income, for the nine months ended September 30, 2008, decreased $13.3 million, or 19%, as compared to the nine months ended September 30, 2007. This decrease was primarily attributable to a $10.0 million write down in our equity investment in W.R. Hambrecht + Co. Inc. and a $9.5 million decrease in payment for order flow income received by our brokerage unit, primarily due to the penny pricing pilot which was introduced in February 2007 and extended to 63 options classes in March 2008. These were offset by a $4.4 million increase in mark-to-market gains on non-trading investments, which are predominately investments in exchanges and a $4.2 million increase in market data fee income.

Non-Interest Expenses

Non-interest expenses, for the nine months ended September 30, 2008, increased by $32.3 million, or 8%, to $440.1 million from $407.8 million, during the nine months ended September 30, 2007. Execution and clearing expenses made up 55% and employee compensation and benefits were 27% of non-interest expenses. As a percentage of total net revenues, non-interest expenses declined to 31% for the nine month period ended September 30, 2008 from 38% during the same period in 2007.

Execution and Clearing.  Execution and clearing expenses, for the nine months ended September 30, 2008, decreased $12.7 million, or 5%, to $244.0 million, as compared to the nine months ended September 30, 2007. Execution and clearing expenses, outside of payment for order flow expenses, increased by $9.7 million, or 4%, to $231.3 million primarily due to increased trading volume across the markets in which the Group and its customers traded. Payments to order flow customers, a component of execution and clearing costs, for the nine months ended September 30, 2008, decreased by $22.4 million, or 64%, to $12.7 million, as compared to the nine months ended September 30, 2007. The decrease was attributable to discontinued servicing, which took place at the end of the second quarter in 2007, of certain non-cleared broker-dealer customers who received payment for order flow, and had a positive impact on our operating margins in the nine months ended September 30, 2008.  Payment for order flow expense was partially offset by payment for order flow revenue received from U.S. options exchanges, as described above under “Net Revenues—Other Income.”

Employee Compensation and Benefits. Employee compensation and benefits expenses, for the nine months ended September 30, 2008, increased by $26.7 million, or 29%, to $119.4 million, as compared to the nine months ended September 30, 2007. This increase reflected the continued phase-in of expenses related to our employee stock incentive plan and the 26% average growth in the number of employees to 730 at September 30, 2008, as compared to 586 at September 30, 2007, in large part due to the addition of approximately 60 new staff members from our acquisition of FutureTrade Technologies, LLC, which closed in December 2007. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 8% and 9%, for the nine month periods ended September 30, 2008 and 2007, respectively.

General and Administrative. General and administrative expenses, for the nine months ended September 30, 2008, increased $7.4 million, or 26%, as compared to the nine months ended September 30, 2007, primarily attributable to increases in increased advertising expenditures, reserves for customer debts and legal contingencies.

Business Segments

The following table sets forth the net revenues and non-interest expenses and income before income taxes of our business segments:

		Three Months		Nine Months
		Ended September 30,		Ended September 30,
		2008	2007	2008	2007
		(in millions)
Market Making	Net revenues	$ 359.7	$ 329.5	$ 1,034.7	$ 752.2
	Non-interest expenses	76.6	84.4	228.7	236.6

	Income before income taxes	283.1	$ 245.1	$ 806.0	$ 515.6

	Pre-tax profit margin	79%	74%	78%	69%

Electronic Brokerage	Net revenues	$ 134.6	$ 111.7	$ 387.1	$ 307.0
	Non-interest expenses	70.7	55.4	206.1	171.2

	Income before income taxes	$ 63.9	$ 56.3	$ 181.0	$ 135.8

	Pre-tax profit margin	47%	50%	47%	44%

Corporate*	Net revenues	$ 2.7	$ 3.9	($1.0)	$ 11.5
	Non-interest expenses	2.3	(2.6)	5.3	(0.0)

	Income before income taxes	$ 0.4	6.5	($6.3)	$ 11.5

Total	Net revenues	$ 497.0	$ 445.1	$ 1,420.8	$ 1,070.7
	Non-interest expenses	149.6	137.2	440.1	407.8

	Income before income taxes and minority interest	$ 347.4	$ 307.9	$ 980.7	$ 662.9

	Pre-tax profit margin	70%	69%	69%	62%

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

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in millions)
Revenues:
Trading gains	$ 348.9	$ 281.5	$ 988.4	$ 618.8
Interest income	49.4	124.9	200.4	387.9
Other income	1.5	3.8	19.5	11.4

Total revenues	399.8	410.2	1,208.3	1,018.1

Interest expense	40.1	80.7	173.6	265.9

Total net revenues	359.7	329.5	1,034.7	752.2

Non-interest expenses:
Execution and clearing	48.0	57.1	140.6	159.3
Employee compensation and benefits	14.6	13.7	44.6	38.6
Occupancy, depreciation and amortization	0.8	2.9	6.7	8.4
Communications	2.8	2.2	7.7	5.7
General and administrative	10.4	8.5	29.1	24.6

Total non-interest expenses	76.6	84.4	228.7	236.6

Income before income taxes	$ 283.1	$ 245.1	$ 806.0	$ 515.6

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Market making total net revenues for the three months ended September 30, 2008 increased $30.2 million, or 9%, to $359.7 million, from $329.5 million during the three months ended September 30, 2007. Trading gains for the three months ended September 30, 2008 increased $67.4 million, or 24%, primarily due to increased market volumes and higher actual volatility relative to implied volatility. Market making options contract volume in the quarter ended September 30, 2008 increased by 10% from the same period in 2007 driven by higher industry volume and our ability to compete effectively in volatile markets. Trading gains also include translation gains and losses. Translation losses, for the three months ended September 30, 2008, were $0.3 million, as compared to translation gains of $9.6 million, for the three months ended September 30, 2007. Net interest income, for the three months ended September 30, 2008, decreased $34.9 million, or 79%. As described above, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on the relative interest rates in the stock and options markets. For the third quarter of 2008 these factors produced more trading income and less interest income.

Market making non-interest expenses for the three months ended September 30, 2008 decreased $7.8 million, or 9%, as compared to the three months ended September 30, 2007. Execution and clearing expenses decreased $9.1 million, or 16%, from the same period in 2007, reflecting the reduction in exchange mandated payment for order flow program costs as more options traded in pennies. In addition, greater options volume was executed on U.S. option exchanges that use the make-or-take model, where as a market maker we are paid for providing liquidity instead of paying exchange fees. This was partially offset by a $0.9 million increase in employee compensation and benefits expenses, an increase of 7% from the three months ended September 30, 2007, reflecting the continued phase in of expenses related to our employee stock incentive plan. As a percentage of total net revenues, market making non-interest expenses decreased to 21% from 26% for the three months ended September 30, 2008 and 2007, respectively. Occupancy expense decreased due to a reallocation of expense to the Electronic Brokerage segment as that business expands.

Nine months Ended September 30, 2008 Compared to the Nine months Ended September 30, 2007

Market making total net revenues for the nine months ended September 30, 2008 increased $282.5 million, or 38%, to $1,034.7 million, from $752.2 million during the nine months ended September 30, 2007. Trading gains for the nine months ended September 30, 2008 increased $369.6 million, or 60%, primarily due to increased market volumes and high actual volatility in market prices relative to implied volatility in options prices in the first and third quarter of 2008. Market making options contract volume in the nine months ended September 30, 2008 increased by 20% from the same period in 2007, driven by favorable market conditions. Trading gains also include translation gains and losses. Translation losses, for the nine months ended September 30, 2008, were $2.0 million, as compared to translation gains of $32.3 million, for the nine months ended September 30, 2007. Net interest income, for the nine months ended September 30, 2008, decreased $95.2 million, or 78%. As described above, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on the relative interest rates in the stock and options markets. For the first nine months of 2008 theses factors produced more trading income and less interest income.

Market making non-interest expenses for the nine months ended September 30, 2008 decreased $7.9 million, or 3%, as compared to the nine months ended September 30, 2007. This small change resulted from a $18.7 million decrease in execution and clearing costs offset by a $6.0 million increase in employee compensation and benefits expenses and a $4.5 million increase in general and administrative expenses. The 12% decrease in execution and clearing expenses reflects the reduction in exchange mandated payment for order flow program costs as more options are traded in pennies. In addition, greater options volume was executed on U.S. option exchanges that use the make-or-take model, where as a market maker we are paid for providing liquidity instead of paying exchange fees. As a percentage of total net revenues, market making non-interest expenses decreased to 22% from 31% for the nine months ended September 30, 2008 and 2007, respectively.

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in millions)
Revenues:
Commissions and execution fees	$ 98.2	$ 69.5	$ 271.9	$ 186.1
Interest income	52.9	87.7	181.9	222.9
Other income	16.4	20.4	52.2	60.4

Total revenues	167.5	177.6	506.0	469.4

Interest expense	32.9	65.9	118.9	162.4

Total net revenues	134.6	111.7	387.1	307.0

Non-interest expenses:
Execution and clearing	36.1	28.6	104.7	97.9
Employee compensation and benefits	11.8	9.7	36.3	27.4
Occupancy, depreciation and amortization	5.8	1.9	12.4	5.1
Communications	2.0	1.9	5.7	5.2
General and administrative	15.0	13.3	47.0	35.6

Total non-interest expenses	70.7	55.4	206.1	171.2

Income before income taxes	$ 63.9	$ 56.3	$ 181.0	$ 135.8

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Electronic brokerage total net revenues for the three months ended September 30, 2008 increased $22.9 million, or 21%, to $134.6 million, from $111.7 million during the three months ended September 30, 2007, primarily due to higher commissions and execution fees, which increased $28.7 million, or 41%. This increase reflects strong growth in the number of new customer accounts and significantly higher customer trading activity. Total DARTs from cleared and execution-only customers for the three months ended September 30, 2008 increased 40% to 377,000, compared to 270,000 during the three months ended September 30, 2007. DARTs from cleared customers for the three months ended September 30, 2008 increased 48% to 338,000, compared to 228,000 during the three months ended September 30, 2007. Net interest decreased by $1.8 million, or 8%, to $20.0 for the thee months ended September 30, 2008 due to lower benchmark interest rates and greater spreads in the foreign currency swap markets we use to convert foreign currency customer deposits to US dollar denominated safekeeping deposits for regulatory compliance. Total customer account equity grew by 13% to $9.4 billion at September 30, 2008, from $8.3 billion at September 30, 2007, excluding approximately $0.66 billion from director and officer accounts at September 30, 2008. The primary component of other income, payment for order flow received through programs administered by U.S. options exchanges, decreased $3.6 million, or 22%, and it was partially offset by the reductions in payment for order flow expense.

Electronic brokerage non-interest expenses for the three months ended September 30, 2008 increased $15.3 million, or 28%, as compared to the three months ended September 30, 2007.  Within that, execution and clearing expenses increased by $7.5 million, which was comprised of an increase of $9.3 million in trade execution and clearing expenses partially offset by a $1.8 million reduction in payment for order flow expense in the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. Employee compensation and benefits expenses, for the three months ended September 30, 2008, increased by $2.1 million, or 22%, to $11.8 million, as compared to the three months ended September 30, 2007.  This increase was primarily due to a 35% growth in the number of employees due to our acquisition of FutureTrade Technologies, LLC and continuing growth in our customer service capabilities. Occupancy, depreciation and amortization increased by $3.9 million, or 205%, due to a rent allocation adjustment to reflect the greater physical presence of the electronic brokerage business, made in the third quarter of 2008. General and administrative expenses increased by $1.7 million, or 13%, primarily due to a $2.5 million expense for bad debt. As a percentage of total net revenues, non-interest expenses increased to 53% from 50% for the three month periods ended September 30, 2008 and 2007, respectively.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Electronic brokerage total net revenues for the nine months ended September 30, 2008 increased $80.1 million, or 26%, to $387.1 million, from $307.0 million during the nine months ended September 30, 2007, primarily due to higher commissions and execution fees and net interest income, which increased $85.8 million, or 46%, and $2.5 million, or 4%, respectively. These increases reflect strong growth in the number of new customer accounts and significantly higher customer trading activity, combined with increases in customer cash and margin debit balances. Total DARTs from cleared and execution-only customers for the nine months ended September 30, 2008 increased 41% to 352,000, compared to 250,000 during the nine months ended September 30, 2007. DARTs from cleared customer’s for the nine months ended September 30, 2008 increased 53% to 309,000, compared to 202,000 during the nine months ended September 30, 2007. Total customer account equity grew by 13% to $9.4 billion at September 30, 2008, from $8.3 billion at September 30, 2007, excluding approximately $0.66 billion from director and officer accounts at September 30, 2008. The primary component of other income, payment for order flow received through programs administered by U.S. options exchanges, decreased $9.5 million, or 20%, and it was partially offset by the reductions in payment for order flow expense.

Electronic brokerage non-interest expenses for the nine months ended September 30, 2008 increased $34.9 million, or 20%, as compared to the nine months ended September 30, 2007.  Within that, execution and clearing expenses increased by $6.8 million, which was comprised of an increase of $29.7 million in trade execution and clearing expenses partially offset by a $22.9 million reduction in payment for order flow expense in the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. Employee compensation and benefits expenses, for the nine months ended September 30, 2008, increased by $8.9 million, or 32%, to $36.3 million, as compared to the nine months ended September 30, 2007.  This increase was primarily due to a 45% growth in the average number of employees due to our acquisition of FutureTrade Technologies, LLC and continuing growth in our customer service capabilities. General and administrative expenses increased by $11.4 million, or 32%, primarily due to increased reserves for customer debts and for legal contingencies, as well as increased advertising expenses. As a percentage of total net revenues, non-interest expenses decreased to 53% from 56% for the nine month periods ended September 30, 2008 and 2007, respectively, reflecting the scalability of our automated brokerage platform.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of exchange-listed marketable securities inventories, which are marked-to-market daily, and collateralized receivables arising from customer-related and proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, customer margin loans and securities purchased under agreements to resell. At September 30, 2008, total assets were $29.35 billion of which approximately $28.85 billion, or 98.3%, were considered liquid and consisted of predominantly exchange-listed marketable securities and receivables collateralized by exchange-listed securities.

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

In order to provide additional liquidity and to further increase our regulatory capital reserves, we issue senior notes and we maintain a committed senior secured revolving credit facility from a syndicate of banks (see “Principal Indebtedness” below). As of September 30, 2008, borrowings under these facilities totaled $481.7 million, which represented 11% of IBG, LLC’s total capitalization. Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our future liquidity needs beyond the next twelve months.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. The consolidated equity of IBG LLC grew from $3.26 billion at September 30, 2007 to $4.08 billion at September 30, 2008, representing an increase of 25%.

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

Principal Indebtedness

IBG LLC is the borrower under a $300.0 million senior secured revolving credit facility and is the issuer of senior notes of which $300.0 million and $181.7 million, respectively, were outstanding as of September 30, 2008.

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

As of September 30, 2008, IBG LLC was in compliance with all of the covenants under this credit facility.

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

At September 30, 2008 and December 31, 2007, IBG LLC had $181.7 million and $160.5 million, respectively, of senior notes outstanding. During the period from January 1 through September 30, 2008, total senior notes issued were $382.7 million, and senior notes redeemed totaled $361.5 million.

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

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended
	September 30,
	2008	2007
	(in millions)
Cash provided by operating activities	$ 800.2	$ 205.5
Cash used in investing activities	(10.6)	(1,200.6)
Cash (used in) provided by financing activities	(807.1)	798.0
Effect of exchange rate changes on cash and cash equivalents	(33.2)	28.6

Decrease in cash and cash equivalents	($ 50.7)	($ 168.5)

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

Nine months Ended September 30, 2008: Our cash and cash equivalents decreased by $50.7 million to $471.0 million for the nine months ended September 30, 2008. We used net cash of $817.7 million in our investing and financing activities primarily due to a decrease in our short term borrowings and payment of dividends to our members. We raised $800.2 million in net cash from operating activities primarily from an increase in other payables, mostly to brokers, dealers and clearing organizations and an increase net income and minority interest.

Nine months Ended September 30, 2007: Our cash and cash equivalents decreased by $168.5 million to $669.3 million for the nine months ended September 30, 2007. We used net cash of $1,200.6 million in our investing activities primarily due to the purchase of approximately 10% of IBG LLC historical members’ interest and expenditures for property and equipment. We raised $1,003.5 million in net cash from operating and financing activities primarily from the net proceeds form the issuance of our Class A and Class B Common Stock, an increase in net trading liabilities, reflecting the normal changes in our market making positions, and increased net income offset by decreases in securities loaned, net of securities borrowed and other receivables, net of other payables, mostly from broker, dealers and clearing organizations.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware. These expenditure items are reported as property and equipment. Capital expenditures for property and equipment were $11.2 million and $12.0 million for the nine month periods ended September 30, 2008 and 2007, respectively. We anticipate that our total 2008 gross capital expenditures will approximate $20 million, primarily for expansion of our data center and backup facilities. We expect our future capital expenditures to rise as we continue our focus on technology infrastructure initiatives in order to further enhance our competitive position. We anticipate that we will fund capital expenditures with cash from operations and cash on hand. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any strategic acquisitions, we may incur additional capital expenditures.

Seasonality

Our business is subject to seasonal fluctuations, reflecting varying numbers of market participants at times during the year and varying numbers of trading days from quarter-to-quarter, including declines in trading activity due to holidays. Typical seasonal trends may be superseded by market or world events, which can have a significant impact on prices and trading volume.

Strategic Investments and Acquisitions

We periodically engage in evaluations of potential strategic investments and acquisitions. The Company has made strategic investments in electronic trading exchanges, including Boston Options Exchange, LLC, OneChicago LLC, ISE Stock Exchange, LLC and CBOE Stock Exchange, LLC; made loans to W.R. Hambrecht + Co. Inc. with equity conversion rights; and acquired FutureTrade Technologies, LLC, a technology solutions provider to hedge funds and other institutional investors, and its wholly-owned subsidiary, FutureTrade Securities, LLC, which is an SEC registered broker-dealer. See the notes to the unaudited condensed consolidated financial statements in Item 1, Part 1 of this Quarterly Report on Form 10-Q for more information regarding our strategic investments.

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own. At September 30, 2008 there were no definitive agreements with respect to any material acquisition.

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

In determining fair value, financial instruments owned and financial instruments sold, but not yet purchased, except forward currency contracts, which are classified as Level 2 financial instruments, are classified within Level 1 of the fair value hierarchy. Level 1 financial instruments, which are valued using quoted market prices as published by exchanges and clearing houses or otherwise broadly distributed in active markets, include U.S. government and sovereign obligations, active listed securities, options, futures, options on futures and corporate debt securities. IBG, Inc. does not adjust quoted prices for Level 1 financial instruments, even in the event that the Company may hold a large position whereby a purchase or sale could reasonably impact quoted prices. Currency forward contracts are classified as Level 2 financial instruments as such instruments are not exchange-traded.

IBG, Inc. also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” as of January 1, 2008. SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. At adoption, the Company had no assets or liabilities for which it elected the fair value option. See Note 2 to the unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding fair value.

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

IBG LLC has been, and we likely will be, from time to time subject to litigation and other legal proceedings. As of September 30, 2008, certain subsidiaries of IBG LLC have been named parties to legal actions, which IBG LLC or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on IBG LLC’s business or financial condition, but may have a material impact on the results of operations for a given period. As of September 30, 2008 and 2007, respectively, reserves provided for potential losses related to litigation matters were not material.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) replaces SFAS No. 141, mandating changes in the accounting for business combinations most notably that changes in purchase price allocations, if made, are required to be applied retrospectively, whereas under SFAS No. 141, such changes were applied prospectively. SFAS No. 141(R) is effective for an entity’s fiscal year beginning after December 15, 2008, and early adoption is not permitted. The Company cannot anticipate whether adoption of SFAS No. 141(R) will have a material effect on its unaudited condensed consolidated financial statements as such effect would be solely dependent on whether the Company enters into business combinations after December 31, 2008 and the terms of such transactions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 requires non-controlling (“minority”) interests in a reporting entity to be reported as a component of the entity’s stockholder’s equity. SFAS No. 160 is effective for an entity’s fiscal year beginning after December 15, 2008, and early adoption is not permitted. Management is assessing the potential impact on the Company’s unaudited condensed consolidated financial statements of adopting SFAS No. 160.

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

Interest Rate Risk

We had $300.0 million in variable-rate debt outstanding at September 30, 2008. These debt obligations are subject to fluctuations in interest rates at the end of each borrowing term, which impact the amount of interest we must pay. If variable interest rates were to increase by 0.5% per annum, the annual impact to our net interest income would be a reduction of $1.5 million. Under our senior secured revolving credit facility, we have the ability to choose borrowing tenors from overnight to twelve months, which permits us to minimize the risk of interest rate fluctuations.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies. We do not pay interest on the first $10,000 in cash balances. A decrease of 0.5% per annum in benchmark interest rates would reduce our net interest income by approximately $3.8 million on an annualized basis.

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

We expect this kind of exposure to increase with growth in our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of September 30, 2008, we had $1.83 billion in margin credit extended to our customers. The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Interactive Brokers Group, Inc. (the “Company”) was held on July 8, 2008.

The stocker holders voted on proposals to elect directors to the Company’s Board of Directors (the “Board”) and to ratify the appointment of Deloitte & Touche LLP as independent auditor. The stockholders also voted on a Company proposal to approve the 2007 Stock Incentive Plan.

All nominees for election to the board were elected for a one year term expiring at the Annual Meeting of Stockholder in the following year. Each director will hold office until his successor has been elected and qualified or until the director’s earlier resignation or removal. The stockholders’ vote ratified the appointment of the independent auditor and approved the 2007 Stock Incentive Plan.

The number of votes cast for or against and the number of abstentions with respect to each proposal is set forth below. The Company’s independent inspector of election reported the vote of the stockholders as follows:

				Broker
	For	Against	Abstain	Non-Vote
Election of Directors (percentages shown are of the votes cast)
Thomas Peterffy	376,111,740	14,942,443	19,701	-
	96.17%	3.82%	0.01%

Earl H. Nemser	375,972,149	15,081,994	19,741	-
	96.14%	3.86%	0.01%

Paul J. Brody	381,421,562	9,632,584	19,738	-
	97.53%	2.46%	0.01%

Milan Galik	381,421,959	9,632,184	19,741	-
	97.53%	2.46%	0.01%

Lawerence E. Harris	390,459,133	595,010	19,741	-
	99.84%	0.15%	0.01%

Hans R. Stoll	390,457,594	596,549	19,741	-
	99.84%	0.15%	0.01%

Ivers W. Riley	390,472,674	597,049	4,161	-
	99.85%	0.15%	0.00%

Appointment of Deloitte & Touche LLP	390,927,361	141,474	5,049	-

Approval of the 2007 Stock Incentive Plan	363,914,012	23,489,474	308,625	3,361,773

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 10, 2008