Form 10-K
period 2008-12-31
Interactive Brokers Group, Inc.
filed 2009-03-02
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐	No ☒.

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $1,304,600,000 computed by reference to the $32.13 closing sale price of the common stock on the NASDAQ Global Select Market, on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter.

           As of March 2, 2009, there were 40,536,615 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have included or incorporated by reference in this Annual Report on Form 10-K, and from time to time our management may make statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include our belief regarding the effect of various legal proceedings, as set forth under “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K, as well as statements about the objectives and effectiveness of our liquidity policies, statements about trends in or growth opportunities for our businesses, in Part II, Item 7 of this Annual Report on Form 10-K. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, among others, those discussed below and under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

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

Overview

Interactive Brokers Group, Inc. (“IBG, Inc.” or the “Company”) is an automated global electronic market maker and broker specializing in routing orders and executing and processing trades in securities, futures and foreign exchange instruments on more than 80 electronic exchanges and trading venues around the world. In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut as well as from Chicago, Illinois and Lake Forest, California. Abroad, we conduct business through offices located in Canada, England, Switzerland, Hong Kong, India, Australia and Japan. At December 31, 2008 we had 750 employees worldwide.

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

Our activities are divided into two principal business segments: (1) market making and (2) electronic brokerage:

•

As a market maker, we provide continuous bid and offer quotations on approximately 577,000 securities and futures products listed on electronic exchanges around the world. Our quotes are driven by proprietary mathematical models that assimilate market data and reevaluate our outstanding quotes each second. Unlike firms that trade over-the-counter (“OTC”) derivative products, it is our business to create liquidity and transparency on electronic exchanges.

•

As a direct market access broker, we serve the customers of both traditional brokers and prime brokers. We provide our customers with an advanced order management, trade execution and portfolio management platform at a very low cost. Our customers can simultaneously access different financial markets worldwide and trade across multiple asset classes (stocks, options, futures, foreign exchange (“forex”), bonds and mutual funds) denominated in 13 different currencies, on one screen, from a single account based in any major currency. Our large bank and broker-dealer customers may “white label” our trading interface (i.e., make our trading interface available to their customers without referencing our name), or can select from among our modular functionalities, such as order routing, trade reporting or clearing on specific products or exchanges where they may not have up-to-date technology, in order to offer their customers a complete global range of services and products.

                Our electronic market making and brokerage businesses are complementary. Both benefit from our combined scale and volume, as well as from our proprietary technology. Our brokerage customers benefit from the technology and market structure expertise developed in our market making business. The expense of developing and maintaining our unique technology, clearing, settlement, banking and regulatory structure required by any specific exchange or market center is shared by both of our businesses. This, in turn, enables us to provide lower transaction costs to our customers than our competitors, whether they use our services as a market maker, broker or both. In addition, we believe we gain a competitive advantage by applying the software features we have developed for a specific product or market to newly-introduced products and markets over others who may have less automated facilities in one or both of our businesses or who operate only in a subset of the exchanges and market centers on which we operate. Our trading system contains unique architectural aspects that, together with our massive trading volume in markets worldwide, impose a significant barrier to entry for firms wishing to compete in our specific businesses and permit us to compete favorably against our competitors.

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

Our Investor Relations Department can be contacted at Interactive Brokers Group, Inc., 8 Greenwich Office Park, Greenwich, Connecticut 06831, Attn: Investor Relations, telephone: 203-618-4070, e-mail: investor-relations@interactivebrokers.com.

Segment Operating Results

		Year Ended December 31,
		2008	2007	2006
		(in millions)
Market Making	Net revenues	$ 1,343.5	$ 1,031.2	$ 954.7
	Non-interest expenses	315.9	311.4	291.9

	Income before income taxes	$ 1,027.6	$ 719.8	$ 662.8

	Pre-tax profit margin	76%	70%	69%

Electronic Brokerage	Net revenues	$ 505.8	$ 425.2	$ 298.4
	Non-interest expenses	281.8	227.3	199.8

	Income before income taxes	$ 224.0	$197.9	$98.6

	Pre-tax profit margin	44%	47%	33%

Corporate	Net revenues	$ 0.8	$ 11.8	$ (0.7)
	Non-interest expenses	2.7	(2.1)	(0.9)

	Income before income taxes	$ (1.9)	$ 13.9	$ 0.2

Total	Net revenues	$ 1,850.1	$ 1,468.2	$ 1,252.4
	Non-interest expenses	600.4	536.6	490.8

	Income before income taxes
	and minority interest	$ 1,249.7	$ 931.6	$ 761.6

Financial information concerning our business segments for each of 2008, 2007 and 2006 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the notes thereto, which are in Part II, Items 7 and 8 of this Annual Report on Form 10-K.

Market Making—Timber Hill

Market making represented 73% of 2008 net revenues. We conduct our market making business through our Timber Hill (“TH”) subsidiaries. As one of the largest market makers on many of the world’s leading electronic exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of approximately 577,000 tradable, exchange-listed products, including equity derivative products, equity index derivative products, equity securities and futures. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Historically, our profits have been principally a function of transaction volume on electronic exchanges rather than volatility or the direction of price movements.

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

We are a market leader in exchange-traded equity options and equity-index options and futures. Together with our electronic brokerage customers, in 2008 we accounted for approximately 13.7% of exchange-listed equity options traded worldwide and approximately 15.2% of exchange-listed equity options volume traded on those markets in which we actively trade, according to data compiled by the Futures Industry Association (“FIA”) and data received from exchanges worldwide. Our ability to make markets in such a large number of exchanges and market centers simultaneously around the world is one of our core strengths and has contributed to the large volumes in our market making business. We engage in market making operations in North and South America, Europe and in the Asia/Pacific regions as described below.

North and South American Market Making Activities. Our U.S. market making activities are conducted through Timber Hill LLC (“TH LLC”), a SEC-registered securities broker-dealer that conducts market making in equity derivative products, equity index derivative products and equity securities. Since its inception in 1982, TH LLC has grown to become one of the largest of the listed options market makers in the United States. As of December 31, 2008, TH LLC held specialist, primary market maker or lead market maker designations in options on approximately 1,200 underlying securities listed in the United States. TH LLC is a member at NYSE Alternext, NYSE AMEX Options, Boston Options Exchange, Chicago Board Options Exchange, Chicago Mercantile Exchange, Chicago Board of Trade, International Securities Exchange, NYSE/ARCA, OneChicago and NASDAQ OMX PHLX. We also conduct market making activities in Canada through our Canadian subsidiary, Timber Hill Canada Company (“THC”) and at MEXDER and BMV in Mexico and at BOVESPA in Brazil through TH LLC.

International Market Making Activities. Our international market making subsidiaries, primarily Timber Hill Europe AG, conduct operations in 23 countries, comprising the major securities markets in these regions.

We began our market making operations in Europe in 1990. In Germany and Switzerland, we have been among the largest equity options market makers in terms of volume on Eurex, one of the world’s largest futures and options exchanges, which is jointly operated by Deutsche Börse AG and SWX Swiss Exchange. We have also been active in trading German stocks and warrants as a member of the XETRA, the German electronic stock trading system, and the Frankfurt and Stuttgart stock exchanges; and in Swiss stocks and warrants as a member of the SWX Swiss Exchange and SWX Europe Limited, a cross-border trading platform for pan-European companies. Our other European operations are conducted on the London Stock Exchange; the Irish Stock Exchange; the Copenhagen Stock Exchange; the Helsinki Stock Exchange; the Euronext exchanges in Amsterdam, Paris, Brussels, Lisbon and London; NASDAQ OMX Sweden, the Swedish and Norwegian options market; the Swedish Stock Exchange; the MEFF and Bolsa de Valencia in Spain; the IDEM and Borsa Italiana in Milan; and the ÖTOB in Vienna.

Since 1995, we have conducted market making operations in Hong Kong. Our Hong Kong subsidiary, Timber Hill Securities Hong Kong Ltd (“THSHK”), is a member of the cash and derivatives markets of the Hong Kong Exchanges. Since 1997, we have conducted operations in Australia. Our Australian subsidiary, Timber Hill Australia Pty Ltd (“THA”), is a member of the Australian Stock Exchange, and routes orders for its trading on the Sydney Futures Exchange through its affiliate, Interactive Brokers LLC. We commenced trading in Japan during the first half of 2002, Korea and Singapore during 2004 and Taiwan in 2007. In 2008 we began our market making operation in India through our subsidiary, Interactive Brokers (India) Private Limited (“IBI”), which is a member of the National Stock Exchange of India.

All of the above trading activities take place on exchanges and all securities and commodities that we trade are cleared by exchange owned or authorized clearing houses.

Electronic Brokerage—Interactive Brokers

Electronic brokerage represented 27% of 2008 net revenues. We conduct our electronic brokerage business through our Interactive Brokers (“IB”) subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on the technology originally developed for our market making business, IB’s systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost in multiple products and currencies from a single trading account.

Since launching this business in 1993, we have grown to approximately 111,000 institutional and individual brokerage customers. We provide our customers with what we believe to be one of the most effective and efficient electronic brokerage platforms in the industry. The following are key highlights of our electronic brokerage business:

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

products denominated in 13 different currencies, across multiple classes of tradable, exchange-listed products, including stocks, bonds, options, futures and forex, traded on more than 80 exchanges and market centers and in 17 countries around the world seamlessly.

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

IB provides its customers with high-speed trade execution at low commission rates, in large part because it utilizes the backbone technology developed for Timber Hill’s market making operations. As a result of our advanced electronic brokerage platform, IB attracts sophisticated and active investors. No single customer represents more than 1.9% of our commissions and execution fees.

Technology

Our proprietary technology is the key to our success. We built our business on the belief that a fully computerized market making system that could integrate pricing and risk exposure information quickly and continuously would enable us to make markets profitably in many different financial instruments simultaneously. We believe that integrating our system with electronic exchanges and market centers results in transparency, liquidity and efficiencies of scale. Together with the IB SmartRoutingSM system and our low commissions, this reduces overall transaction costs to our customers and, in turn, increases our transaction volume and profits. Over the past 31 years, we have developed an integrated trading system and communications network and have positioned our company as an efficient conduit for the global flow of risk capital across asset and product classes on electronic exchanges around the world, permitting us to have one of the lowest cost structures in the industry. We believe that developing, maintaining and continuing to enhance our proprietary technology provides us and our customers with the competitive advantage of being able to adapt quickly to the changing environment of our industry and to take advantage of opportunities presented by new exchanges, products or regulatory changes before our competitors.

The quotes that we provide as market makers are driven by proprietary mathematical models that assimilate market data and reevaluate our outstanding quotes each second. Because our technology infrastructure enables us to process large volumes of pricing and risk exposure information rapidly, we are able to make markets profitably in securities with relatively low spreads between bid and offer prices. As market makers, we must ensure that our interfaces connect effectively and efficiently with each exchange and market center where we make markets and that they are in complete conformity with all the applicable rules of each local venue. Utilizing up-to-date computer and telecommunications systems, we transmit continually updated pricing information directly to exchange computer devices and receive trade and quote information for immediate processing by our systems. As a result, we are able to maintain more effective control over our exposure to price and volatility movements on a real-time basis than many of our competitors. This is important, not only because our system must process, clear and settle several hundred thousand market maker trades per day with a minimal number of errors, but also because the system monitors and manages the risk on the entire portfolio, which generally consists of more than ten million open contracts distributed among more than 100,000 different products. Using our system, which we believe affords an optimal interplay of decentralized trading activity and centralized risk management, we quote markets in approximately 577,000 securities and futures products traded around the world.

In our electronic brokerage business, our proprietary technology infrastructure enables us to provide our customers with the ability to effect trades at among the lowest execution and commission costs in the industry. Additionally, our customers benefit from real-time systems optimization for our market making business. Customer trades are both automatically captured and reported in real time in our system. Our customers trade on more than 80 exchanges and market centers in 17 countries around the world. All of these exchanges are partially or fully electronic, meaning that a customer can buy or sell a product traded on that exchange via an electronic link from his or her computer terminal through our system to the exchange. We offer our products and services through a global communications network that is designed to provide secure, reliable and timely access to the most current market information. We provide our customers with a variety of means to connect to our brokerage systems, including dedicated point-to-point data lines, virtual private networks and the Internet.

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

Our internally-developed, fully integrated trading and risk management systems are unique and transact across all product classes on more than 80 markets and 17 currencies around the world. These systems have the flexibility to assimilate new exchanges and new product classes without compromising transaction speed or fault tolerance. Fault tolerance, or the ability to maintain system performance despite exchange malfunctions or hardware failures, is crucial to successful market making and ensuring best executions for brokerage customers. Our systems are designed to detect exchange malfunctions and quickly take corrective actions by re-routing pending orders.

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

For over 30 years, we have built and continuously refined our automated and integrated, real-time systems for world-wide trading, risk management, clearing and cash management, among others. We have also assembled a proprietary connectivity network between us and exchanges around the world. Efficiency and speed in performing prescribed functions are always crucial requirements for our systems. As a result, our trading systems are able to assimilate market data, recalculate and distribute streaming quotes for tradable products in all product classes each second.

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

•

Our market making system continuously evaluates approximately 577,000 securities and futures products in which we provide bid and offer quotes and changes its bids and offers in such a way as to maintain an overall hedge and a low-risk profile. The speed of communicating with exchanges and market centers is maximized through continuous software and network engineering innovation, thereby allowing the firm to achieve real-time controls over market exposure.

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

Transaction Processing

Our transaction processing is automated over the full life cycle of a trade. Our market making software generates and disseminates to exchanges and market centers continuous bid and offer quotes on approximately 577,000 tradable, exchange listed products. Our fully automated smart router system searches for the best possible combination of prices available at the time a customer order is placed and immediately seeks to execute that order electronically or send it where the order has the highest possibility of execution at the best price.

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

IB SmartRoutingSM

IB SmartRoutingSM searches for the best destination price in view of the displayed prices, sizes and accumulated statistical information about the behavior of market centers at the time an order is placed, and IB SmartRoutingSM immediately seeks to execute that order electronically. Unlike other smart routers, IB SmartRouting SM never relinquishes control of the order, and constantly searches for the best price. It continuously evaluates fast-changing market conditions and dynamically re-routes all or parts of the order seeking to achieve optimal execution. IB SmartRouting SM represents each leg of a spread order independently and enters each leg at the best possible venue. IB SmartRouting AutorecoverySM re-routes a customer’s U.S. options order in the case of an exchange malfunction, with IB undertaking the risk of double executions. In addition, IB SmartRoutingSM checks each new order to see if it could be executed against any of its pending orders. As the system gains more users, this feature becomes more important for customers in a world of multiple exchanges and penny price orders because it increases the possibility of best executions for our customers ahead of customers of other brokers.

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

In addition, we are self-cleared in Canada, the United Kingdom, Switzerland, France, Ireland, Germany, Belgium, Austria, the Netherlands, Norway, Sweden, Denmark, Finland, Hong Kong and India.

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

We currently service approximately 111,000 cleared customer accounts. Our customers reside in approximately 150 countries around the world.

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

Our customers fall into three groups based on services provided: cleared customers, trade execution customers and wholesale customers. With the advent of portfolio margining, we have been able to persuade more of our trade execution hedge fund customers to utilize our cleared business solution, which benefits the hedge funds in terms of cost savings. Many prime brokers once offered increased leverage over Regulation T credit limitations and NYSE margin requirements through offshore entities and joint back office arrangements. In the past year, we observed competition diminish. Through portfolio margining, IB is able to offer similar leverage with lower margin requirements that reflect the reduced risk of a hedged portfolio.

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

As of December 31, 2008, we had 750 employees, all of whom were employed on a full-time basis. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Competition

Market making

Market makers range from sole proprietors with very limited resources, of which there are still a few hundred left, to a few highly sophisticated groups which have substantial financial and other resources, including programmers and other research and development personnel. Along with the ongoing conversion of exchanges from floor-based, open outcry arenas to electronic matching systems, Timber Hill’s competitors have changed from many individuals or groups of traders to large, integrated broker-dealers. Today, Timber Hill’s major competitors are large broker-dealers, such as Goldman Sachs, Citigroup, UBS, Morgan Stanley and Merrill Lynch (now a part of Bank of America), and niche players such as Citadel, LaBranche, Group One Trading, Wolverine Trading and Peak6. The credit market turmoil and large losses experienced by some of these firms in late 2008 have diminished their effectiveness as strong competitors. Many of our competitors in market making are larger than we are and have more captive order flow, although this is less true with respect to our narrow focus on options, futures and ETFs listed on electronic exchanges. In order to compete successfully, we believe that we must have more sophisticated, versatile and robust software than our competitors. This is our primary focus, as contrasted with many of our competitors. With respect to these competitors, Timber Hill maintains the advantage of having had much longer experience with the development and usage of its proprietary electronic brokerage and market making systems. Market conditions that are difficult for other market participants often present Timber Hill with the opportunities inherent in diminished competition. Our advantage is our expertise and decades of single-minded focus on developing our technology. This enables us to have a unique platform specializing strictly in electronic market making and brokerage.

Electronic brokerage

The market for electronic brokerage services is rapidly evolving and highly competitive. IB believes that it neither fits within the definition of a traditional broker nor a prime broker. IB’s primary competitors include offerings targeted to professional traders by large retail online brokers (such as E*TRADE’s Power E*TRADE Pro business and Charles Schwab & Co., Inc.’s CyberTrader business) and the prime brokerage and electronic brokerage arms of major investment banks and brokers (such as Goldman Sachs’ RediPlus business and Morgan Stanley’s Passport business). We also encounter competition to a lesser extent from full commission brokerage firms including Merrill Lynch, Smith Barney, as well as other financial institutions, some of which provide online brokerage services. The electronic brokerage businesses of many of our competitors are relatively insignificant in the totality of their firms’ business. IB provides access to a global range of products from a single IB Universal AccountSM and professional level executions and pricing, which positions it in competition with niche direct-access providers and prime brokers. In addition, IB provides sophisticated order types and analytical tools that give a competitive edge to its customers.

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

Executive Officers of Interactive Brokers Group

The following table sets forth the names, ages and positions of our current directors and executive officers.

Name	Age	Position
Thomas Peterffy	64	Chairman of the Board of Directors, Chief Executive Officer and President
Earl H. Nemser	61	Vice Chairman and Director
Paul J. Brody	48	Chief Financial Officer, Treasurer, Secretary and Director
Thomas A. Frank	53	Executive Vice President and Chief Information Officer
Milan Galik	42	Senior Vice President, Software Development and Director
Lawrence E. Harris	52	Director
Hans R. Stoll	69	Director
Ivers W. Riley	76	Director

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

Lawrence E. Harris. Dr. Harris has been a director since July 2007. He is a professor of Finance and Business Economics at the University of Southern California, where he holds the Fred V. Keenan Chair in Finance at the Marshall School of Business. Dr. Harris also serves as a director of the Clipper Fund and as the research coordinator of the Institute for Quantitative Research in Finance. Dr. Harris formerly served as Chief Economist of the U.S. Securities and Exchange Commission. Dr. Harris received his Ph.D. in Economics from the University of Chicago, where he examined price-volume relations in securities markets. He is an expert in the economics of securities market microstructure and the uses of transactions data in financial research. He has written extensively about trading rules, transaction costs, index markets, and market regulation. Dr. Harris is also the author of the widely respected textbook “Trading and Exchanges: Market Microstructure for Practitioners.”

Hans R. Stoll. Dr. Stoll has been a director since April 2008. Dr. Stoll has been The Anne Marie and Thomas B. Walker, Jr., Professor of Finance and Director of the Financial Markets Research Center at the Owen Graduate School of Management, Vanderbilt University since 1980. Dr. Stoll has published several books and more than 60 articles on numerous securities and finance related subjects. His book, ‘‘Futures and Options’’ with Robert Whaley, appeared in 1992. Dr. Stoll served as a member of the board of directors of the Options Clearing Corporation from 2005 to 2008. Dr. Stoll received his A.B. degree from Swarthmore College in 1961 and his M.B.A. and Ph.D. degrees from the Graduate School of Business of the University of Chicago in 1963 and 1966, respectively.

Ivers W. Riley. Mr. Riley has been a director since April 2008. He served as chairman of the International Securities Exchange, the first fully electronic U.S. options exchange, until 2006. From 1994 to 1997, and again from 1999 to 2000, he was chief executive of the Hong Kong Futures Exchange and chairman of the HKFE Clearing Corporation. Mr. Riley was Senior Executive Vice President in charge of all derivatives activity at the American Stock Exchange from 1986 to 1993. While at Amex, he was the driving force in the development of SPDRs, a popular exchange-traded fund based on the S&P 500 index. Mr. Riley received his Bachelor of Science degree in finance from The University of California, Los Angeles in 1955 and completed an advanced management program at Harvard University in 1986.

ITEM 1A. RISK FACTORS

We face a variety of risks that are substantial and inherent in our businesses, including market, liquidity, credit, operational, legal and regulatory. In addition to the risks identified elsewhere in this Annual Report on Form 10-K, the following risk factors apply to our business results of operations and financial condition:

Risks Related to Our Company Structure

Control by Thomas Peterffy of a majority of the combined voting power of our common stock may give rise to conflicts of interests and could discourage a change of control that other stockholders may favor, which could negatively affect our stock price, and adversely affect stockholders in other ways.

Thomas Peterffy, our founder, Chairman and Chief Executive Officer, and his affiliates beneficially own approximately 85% of the economic interests and all of the voting interests in IBG Holdings LLC, which owns all of our Class B common stock, representing approximately 89.6% of the combined voting power of all classes of our voting stock. As a result, Mr. Peterffy has the ability to elect all of the members of our board of directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, material expansions or contractions of our business, entry into new lines of business, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on our common stock. In addition, Mr. Peterffy is able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could discourage potential takeover attempts that other stockholders may favor and could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and this may adversely affect the market price of our common stock.

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

We are a holding company and our primary assets are our approximately 10.4% equity interest in IBG LLC and our controlling interest and related rights as the sole managing member of IBG LLC and, as such, we operate and control all of the business and affairs of IBG LLC and are able to consolidate IBG LLC’s financial results into our financial statements. We have no independent means of generating revenues. IBG LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, its taxable income is allocated on a pro rata basis to IBG Holdings LLC and us. Accordingly, we incur income taxes on our proportionate share of the net taxable income of IBG LLC, and also incur expenses related to our operations. We intend to cause IBG LLC to distribute cash to its members in amounts at least equal to that necessary to cover their tax liabilities, if any, with respect to the earnings of IBG LLC. To the extent we need funds to pay such taxes, or for any other purpose, and IBG LLC is unable to provide such funds, it could have a material adverse effect on our business, financial condition or results of operations.

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

As of December 31, 2008, our total indebtedness (consisting of the aggregate amounts outstanding under senior notes, senior secured revolving credit facility and short-term borrowings) was approximately $651.2 million. On May 19, 2006, IBG LLC entered into a $300.0 million three-year senior secured revolving credit facility with JPMorgan Chase Bank, N.A. as administrative agent, Harris N.A. as syndication agent, and Citibank, N.A. and HSBC Bank USA National Association as co-syndication agents. In addition, subject to restrictions in our senior secured revolving credit facility and our senior notes, we may incur additional first-priority secured borrowings under the senior secured revolving credit facility.

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

The members of IBG Holdings LLC have the right to cause the redemption of their IBG Holdings LLC membership interests over time in connection with offerings of shares of our common stock. We intend to sell additional shares of common stock in subsequent public offerings on a regular basis, including annual offerings of our common stock to finance future purchases of IBG LLC membership interests which, in turn, will finance corresponding redemptions of IBG Holdings LLC membership interests. These annual offerings and related transactions are anticipated to occur on or about each of the first eight years following the IPO and, depending on the timing of redemptions, possibly extend into the future in accordance with an exchange agreement among us, IBG LLC, IBG Holdings LLC and the historical members of IBG LLC. The size and occurence of these offerings may be affected by market conditions. We may also issue additional shares of common stock or convertible debt securities to finance future acquisitions or business combinations. We currently have approximately 40.6 million outstanding shares of common stock. Assuming no anti dilution adjustments based on combinations or divisions of our common stock, the annual offerings referred to above could result in the issuance by us of up to an additional approximately 357.6 million shares of common stock. It is possible, however, that such shares could be issued in one or a few large transactions.

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

The securities and derivatives businesses are heavily regulated. Firms in financial service industries have been subject to an increasingly regulated environment over recent years, and penalties and fines sought by regulatory authorities have increased accordingly. This regulatory and enforcement environment has created uncertainty with respect to various types of transactions that historically had been entered into by financial services firms and that were generally believed to be permissible and appropriate. Our broker-dealer subsidiaries are subject to regulations in the United States and abroad covering all aspects of their business. Regulatory bodies include, in the United States, the SEC, FINRA, the Board of Governors of the Federal Reserve System, the Chicago Board Options Exchange, the Chicago Mercantile Exchange, the Commodity Futures Trading Commission, and the National Futures Association; in Switzerland, the Federal Banking Commission; in the United Kingdom, the Financial Services Authority; in Hong Kong, the Securities and Futures Commission; in Australia, the Australian Securities and Investment Commission; in India, the Securities and Exchange Board of India; and in Canada, the Investment Dealers Association of Canada and various Canadian securities commissions. Our mode of operation and profitability may be directly affected by additional legislation changes in rules promulgated by various domestic and foreign government agencies and self-regulatory organizations that oversee our businesses, and changes in the interpretation or enforcement of existing laws and rules. Noncompliance with applicable laws or regulations could result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market or the revocation or limitation of licenses. Noncompliance with applicable laws or regulations could adversely affect our reputation, prospects, revenues and earnings. In addition, changes in current laws or regulations or in governmental policies could adversely affect our operations, revenues and earnings.

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

During 2008, approximately 44% of our net revenues were generated outside the United States. We are exposed to risks and uncertainties inherent in doing business in international markets, particularly in the heavily regulated brokerage industry. Such risks and uncertainties include political, economic and financial instability; unexpected changes in regulatory requirements, tariffs and other trade barriers; exchange rate fluctuations; applicable currency controls; and difficulties in staffing, including reliance on newly hired local experts, and managing foreign operations. These risks could cause a material adverse effect on our business, financial condition or results of operations.

We do not have fully redundant systems. System failures could harm our business.

If our systems fail to perform, we could experience unanticipated disruptions in operations, slower response times or decreased customer service and customer satisfaction. Our ability to facilitate transactions successfully and provide high quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our service has experienced periodic system interruptions, which we believe will continue to occur from time to time. Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. While we currently maintain redundant servers to provide limited service during system disruptions, we do not have fully redundant systems, and our formal disaster recovery plan does not include restoration of all services. For example, we have backup facilities at our disaster recovery site that enable us, in the case of complete failure of our main North America data center, to recover and complete all pending transactions, provide customers with access to their accounts to deposit or withdraw money, transfer positions to other brokers and manage their risk by continuing trading through the use of marketable orders. These backup services are currently limited to U.S. markets. We do not currently have separate backup facilities dedicated to our non-U.S. operations. It is our intention to provide for and progressively deploy backup facilities for our global facilities over time. In addition, we do not carry business interruption insurance to compensate for losses that could occur to the extent not required. Any system failure that causes an interruption in our service or decreases the responsiveness of our service could impair our reputation, damage our brand name and materially adversely affect our business, financial condition and results of operations.

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

Our computer infrastructure is potentially vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems and security breaches. Any such problems or security breaches could cause us to have liability to one or more third parties, including our customers, and disrupt our operations. A party able to circumvent our security measures could misappropriate proprietary information or customer information, jeopardize the confidential nature of information transmitted over the Internet or cause interruptions in our operations. Concerns over the security of Internet transactions and the privacy of users could also inhibit the growth of the Internet or the electronic brokerage industry in general, particularly as a means of conducting commercial transactions. To the extent that our activities involve the storage and transmission of proprietary information such as personal financial information, security breaches could expose us to a risk of financial loss, litigation and other liabilities. Our estimated annual losses from reimbursements to customers whose accounts have been negatively affected by unauthorized access have historically been less than $500,000 annually, but instances of unauthorized access of customer accounts have been increasing recently on an industry-wide basis. Our current insurance program may protect us against some, but not all, of such losses. Any of these events, particularly if they (individually or in the aggregate) result in a loss of confidence in our company or electronic brokerage firms in general, could have a material adverse effect on our business, results of operations and financial condition.

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

Over the past several years we entered into market making for forex-based products. This includes the trading of cash in foreign currencies with banks and exchange-listed futures, options on futures, options on cash deposits and currency-based ETFs. All of the risks that pertain to our market making activities in equity-based products also apply to our forex-based market making. In addition, we have comparatively less experience in the forex markets and even though we are expanding this activity very slowly, any kind of unexpected event can occur that can result in great financial loss.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located in Greenwich, Connecticut. We lease approximately 100,000 square feet for our headquarters, which lease expires in the year 2019. We also lease facilities in 14 other locations throughout parts of the world where we conduct our operations, which are located in Chicago, IL, expiring in 2017; Lake Forest, CA, expiring in 2012; Zug, Switzerland, expiring in 2009; Hong Kong, expiring in 2009; London, expiring in 2015; Sydney, Australia, expiring in 2009; Montreal, Canada, expiring in 2009; Budapest, Hungary, expiring in 2010; St. Petersburg, Russia, expiring in 2009; Tallinn, Estonia, expiring in 2009; Mumbai, India, expiring in 2012; Tokyo, Japan, expiring in 2009; and Washington D.C., expiring in 2009, Unless otherwise indicated, all properties are used by both our market making and electronic brokerage segments. We believe our present facilities, together with our current options to extend lease terms, are adequate for our current needs.

The following table sets forth certain information with respect to our leased facilities:

Location	Space	Principal Usage
Greenwich, CT	100,338 sq. feet	Headquarters and data center
Jersey City, NJ	5,876 sq. feet	Office space
Chicago, IL	62,446 sq. feet	Office space and data center
Lake Forest, CA	22,168 sq. feet	Office space
Washington, D.C.	416 sq. feet	Office space
Montreal, Canada	4,566 sq. feet	Office space
London, United Kingdom	2,283 sq. feet	Office space
Zug, Switzerland	19,590 sq. feet	Office space and data center
Sydney, Australia	1,313 sq. feet	Office space
Hong Kong	5,820 sq. feet	Office space and data center
Budapest, Hungary	4,297 sq. feet	Office space
St. Petersburg, Russia	2,563 sq. feet	Office space
Tallinn, Estonia	3,638 sq. feet	Office space
Mumbai, India	1,665 sq. feet	Office space
Tokyo, Japan	140 sq. feet	Office space

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

Settled Litigation

Nayab Class Action - On January 14, 2008, we were named as a defendant in a purported shareholder class action lawsuit alleging that we violated Sections 11 and 12(a)(2) of the Securities Act by issuing a registration statement and prospectus in connection with the IPO that contained false and misleading statements or omitted material facts concerning losses suffered by us in connection with trading in options of Altana AG on the German stock market.  A lead plaintiff was appointed on March 14, 2008, and an amended complaint was served on or about March 24, 2008.  The amended complaint adds our founder and chief executive officer, Thomas Peterffy, as a defendant. This case was dismissed with prejudice by the United States District Court –Southern District of New York on November 14, 2008.

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

No matters were submitted to a vote of stockholders during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

The following table shows the high and low sale prices for the periods indicated for the Company’s common stock, as reported by NASDAQ.

Sales Price
		High	Low
2008
	First Quarter	$ 35.47	$ 25.37
	Second Quarter	$ 34.83	$ 25.90
	Third Quarter	$ 33.96	$ 19.32
	Fourth Quarter	$ 23.58	$ 13.10

2009
	January 1, 2009 - February 25, 2008	$ 19.71	$ 14.05

The closing price of our common stock on February 27, 2009, as reported by NASDAQ, was $14.05 per share.

Holders

On February 27, 2009, there were two holders of record, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number.

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

Stockholder Return Performance Graph

The following graph compares cumulative total stockholder return on our common stock, the S&P 500 Index and the NASDAQ Financial-100 Index from January 1, 2008 to December 31, 2008. The comparison assumes $100 was invested on January 1, 2008 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes. We have paid no dividends on our common stock.

(1)

The NASDAQ Financial-100 Index includes 100 of the largest domestic and international financial securities listed on The NASDAQ Stock Market based on market capitalization. They include companies classified according to the Industry Classification Benchmark as Financials, which are included within the NASDAQ Bank, NASDAQ Insurance, and NASDAQ Other Finance Indexes.

(2)

The S&P 500 Index includes 500 large cap common stocks actively traded in the United States. The stocks included in the S&P 500 are those of large publicly held companies that trade on either of the two largest American stock markets, the New York Stock Exchange and NASDAQ.

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

Purchases of Equity Securities by the Issuer

On September 26, 2008, the Company’s Board of Directors approved a share buyback program by its subsidiary IBG LLC, authorizing IBG LLC to repurchase up to 8,000,000 shares of the Registrant’s common stock. The repurchases will be funded with IBG LLC’s existing cash and will be purchased from the open market and in private transactions if the Company deems the price appropriate. The purchases may be made from time to time as market conditions warrant and subject to regulatory considerations. The timing and amounts of any purchases will be determined by the Registrant’s management. The share repurchase approval has no time limit and may be discontinued at any time.

A summary of the repurchase activity for the Company’s fourth quarter is as follows:

			Total Number	Maximum
			of Shares	Number of Shares that
	Total Number of	Average	Purchased as Part of	May yet be Purchased
	Shares	Price Paid	Publicly Announced	Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs
November 1 - November 30
Stock Repurchase	65,800	$13.16	65,800	7,934,200

Securities Authorized for Issuance under Equity Compensation Plans

                The following table provides information about shares of common stock available for future awards under all of the Company’s equity compensation plans as of December 31, 2008. The Company has not made grants of common stock outside of its equity compensation plans:

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted-average exercise	remaining available for
	outstanding options,	price of outstanding options	future issuance under
	warrants and rights	warrants and rights	equity compensation plans (1)
Equity compensation
plans approved by
security holders	N/A	N/A	5,113,745

Equity compensation
plans not approved by
security holders	N/A	N/A	--

Total	--	--	5,113,745

(1)

Amount represents shares available for future issuance of grants under the Company's Stock Incentive Plan. The amount excludes forfeitures and shares purchased from employees to satisfy their tax withholding obligations for vested shares, which are held as treasury stock. There are no shares available for future issuance of grants under the ROI Unit Stock Plan. All shares under this plan have already granted.

ITEM 6. SELECTED FINANCIAL DATA

                The following tables set forth selected historical consolidated financial and other data of IBG LLC as of and for the years ended December 31, 2004, 2005, and 2006. The historical financial and other data of IBG, Inc. is presented for the years ended, and as of, December 31, 2007 and 2008.

On May 3, 2007, IBG, Inc. priced its initial public offering of shares of Common Stock. In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC, became the sole member for IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. The consolidated statement of income data for the periods presented reflect the consolidated operating results of IBG LLC and its subsidiaries prior to May 4, 2007 and reflect the consolidated operating results of IBG, Inc. and its subsidiaries from May 4, 2007 through December 31, 2007. This represents 100% of the earnings prior to our IPO and actual earnings attributable to IBG, Inc. following the IPO. The consolidated statement of financial condition data as of December 31, 2006 reflects the audited condensed consolidated statement of financial condition of IBG LLC and its subsidiaries, and the consolidated statements of financial condition data as of December 31, 2007 and 2008 reflect the audited consolidated statement of financial condition of IBG, Inc. and its subsidiaries.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in millions, except share and per share data)
Consolidated Statement of Income Data:
Revenues:
Trading gains	$ 1,304.0	$ 888.1	$ 805.1	$ 640.4	$ 423.2
Commissions and execution fees	359.5	261.1	174.4	132.1	112.0
Interest income	437.2	782.2	672.1	273.2	79.5
Other income	81.4	92.0	85.2	53.4	7.0

Total revenues	2,182.1	2,023.4	1,736.8	1,099.1	621.7

Interest expense	332.0	555.2	484.4	170.0	57.7

Total net revenues	1,850.1	1,468.2	1,252.4	929.1	564.0

Non-interest expenses:
Execution and clearing	322.7	335.7	313.3	215.0	152.5
Employee compensation and benefits	158.0	118.8	110.1	90.2	79.1
Occupancy, depreciation and amortization	37.7	26.5	22.7	20.4	16.4
Communications	18.7	14.9	12.6	10.4	9.0
General and administrative	63.3	40.7	32.1	23.8	17.0

Total non-interest expenses	600.4	536.6	490.8	359.8	274.0

Income before income taxes and minority interest	$ 1,249.7	$ 931.6	$ 761.6	$ 569.3	$ 290.0

ACTUAL: The following actual information relating to IBG LLC and IBG, Inc. is presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). See Note 4 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

	Actual	Actual	Actual	Actual	Actual
Income tax expense	128.4	63.0	27.4	33.8	19.6
Minority interest	1,028.3	568.1	0.0	0.0	0.0

Net income	$ 93.0	$ 300.5	$ 734.2	$ 535.5	$ 270.4

Earnings per share
Basic	$ 2.30	$ 1.20
Diluted	$ 2.24	$ 1.16

Weighted average common shares outstanding
Basic	40,434,273	41,153,606
Diluted	399,905,060	401,327,844

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

	Actual	Pro Forma	Pro Forma
Income tax expense (3),(4)	128.4	71.2	52.3
Minority interest (5)	1,028.3	794.4	658.5

Net income (2)(3)	$ 93.0	$ 66.0	$ 50.6

Earnings per share (1)(6)
Basic	$ 2.30	$ 1.64	$ 1.26
Diluted	$ 2.24	$ 1.59	$ 1.22

Weighted average common shares outstanding
Basic	40,434,273	40,142,474	40,142,196
Diluted	399,905,060	401,317,190	401,317,851

(1)

Pro forma earnings per share calculations (i) include the restricted shares of Common Stock that have been issued or are to be issued pursuant to the 2007 ROI Unit Stock Plan and (ii) issuance of restricted shares of Common Stock pursuant to the 2007 Stock Incentive Plan, but excludes shares of Common Stock that are issuable in the future pursuant to the 2007 Stock Incentive Plan.

(2)

Adjusted for Delaware franchise taxes that would have been payable, estimated at $0.165 million for the year ended December 31, 2006. Delaware franchise is already reflected in the actual amounts for the years ended December 31, 2007 and 2008.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in millions)
Cash, cash equivalents and short-term investments (1)	$6,651.4	$5,789.3	$3,878.8	$2,741.9	$1,844.5
Total assets (2), (3)	28,356.6	34,542.1	32,080.5	24,292.2	15,060.4
Total liabilities, excluding redeemable members'
interests and minority interest (3)	23,948.6	30,968.3	29,278.6	22,118.0	13,261.9
Redeemable members' interests (4)	-	-	2,801.9	2,174.2	1,798.5
Minority interest	3,894.2	3,165.4
Stockholders' equity	513.9	408.4

(1)

Cash, cash equivalents and short-term investments represent cash and cash equivalents, cash and securities segregated under federal and other regulations, short-term investments, U.S. and foreign government obligations and securities purchased under agreements to resell.

(2)	At December 31, 2008, approximately $27.87 billion, or 98.3%, of total assets were considered to be liquid and consisted primarily of marketable securities.

(3)

As a result of our acquisition from IBG Holdings LLC of IBG LLC membership interests, we received not only an interest in IBG LLC but also, for federal income tax purposes, a step-up to the federal income tax basis of the assets of IBG LLC underlying such additional interest.  This increased tax basis is expected to result in tax benefits as a result of increased amortization deductions. We will retain 15% of the tax benefits actually realized.  As set forth in the tax receivable agreement we entered into with IBG Holdings LLC, we will pay the remaining 85% of the realized tax benefits relating to any applicable tax year to IBG Holdings LLC. The deferred tax asset was $351.6 million and $369.7 million and the corresponding payable to IBG Holdings LLC was $313.8 million and $323.7 million at December 31, 2008 and 2007, respectively.

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

Business Overview

We are an automated global electronic market maker and broker specializing in routing orders and executing and processing trades in securities, futures and foreign exchange instruments on more than 80 electronic exchanges and trading venues around the world. Since our inception in 1977, we have focused on developing proprietary software to automate broker-dealer functions. The advent of electronic exchanges in the last 18 years has provided us with the opportunity to integrate our software with an increasing number of exchanges and trading venues into one automatically functioning, computerized platform that requires minimal human intervention.

In connection with the IPO priced on May 3, 2007, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements.

Overview of Recapitalization Transactions and Our Organizational Structure

Prior to the IPO, we had historically conducted our business through a limited liability company structure. Our primary assets are our ownership of approximately 10.4% of the membership interests of IBG LLC, the current holding company for our businesses, and our controlling interest and related contractual rights as the sole managing member of IBG LLC. The remaining approximately 89.6% of IBG LLC membership interests are held by IBG Holdings LLC, a holding company that is owned by our founder, Chairman and Chief Executive Officer, Thomas Peterffy, and his affiliates, management and other employees of IBG LLC, and certain other members. The IBG LLC membership interests held by IBG Holdings LLC will be subject to purchase by us over time in connection with offerings by us of shares of our common stock.

Business Segments

The Company reports its results in two business segments, market making and electronic brokerage. These segments are analyzed separately as we derive our revenues from these two principal business activities as well as allocate resources and assess performance.

•

Market Making. We conduct our market making business through our TH subsidiaries. As one of the largest market makers on many of the world’s leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of approximately 577,000 tradable, exchange-listed products. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time. Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, thus minimizing the risk of our portfolio at all times. This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios.

•

Electronic Brokerage. We conduct our electronic brokerage business through our IB subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on the technology originally developed for our market making business, IB’s systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account. We offer our customers access to all classes of tradable, exchange-listed products, including stocks, bonds, options, futures and forex, traded on more than 80 exchanges and market centers and in 17 countries around the world seamlessly.

Business Environment

As a global market maker and broker, our operations are significantly affected by economic conditions and trends in the world’s financial markets. Our results are influenced by several unpredictable, random elements.  This has the effect of creating an irregular earnings stream from one reporting period to the next. For example, our market making profits are materially driven by volatility and trading volumes, both of which behaved erratically during the year. Foreign currency markets were also very volatile which further contributed to this unpredictable earnings pattern.

Throughout 2008, we witnessed a series of extreme events that originated in the prior year within the financial markets and created a negative ripple effect across all sectors and geographic regions leading to a major economic downturn. The tightening of the credit markets that began in 2007 eventually led to the failure or restructuring of several major financial institutions, and a significant increase in federal governmental intervention and historical levels of volatility. We have been relatively unaffected by these events. We do not hold any mortgage derivatives or credit default swaps, nor do we trade over the counter instruments, all of which contributed to massive losses across the financial sector. With the exception of cash foreign exchange, we trade only exchange-listed instruments, which are highly liquid and have readily determinable values and cleared through central clearing houses.

We have managed to avoid the negative consequences of this market crisis, and in fact, our market making operations have benefited from extreme volatility, which reached historic levels in 2008, and elevated volume of trading, both of which fuel our trading gains. For much of the year, we also saw a reduction in competition by so called “high frequency traders” that utilize computerized algorithms to employ profit-making strategies. This form of competition tends to decline during times of extreme volatility, though the phenomenon is cyclical and we are likely to see it return to higher levels as markets stabilize.

Our brokerage business has benefited from recent events as well. The changing landscape amongst brokers and heightened concern by investors over financial safety has provided us with a unique opportunity to grow our customer base by highlighting our stability and conservative risk profile and acquiring displaced customers of failed brokerages.

Option volumes continued to rise throughout the first half of 2008. However, activity began to slow down when the market crisis escalated late in the year. According to data compiled by the FIA and based on data received from exchanges worldwide, volumes in exchange-listed equity-based options increased by approximately 21% globally and 25% in the U.S. during the year ended December 31, 2008, compared to the same period in 2007. This is a continuation of a trend we have observed over the past eight years, and we believe that as the “equity culture” spreads around the world, after a brief period of interruption, this trend is likely to continue. We have also observed a rise in certain types of options activity that are driven by non-trading strategies. One such strategy results in spikes in trading volume prior to ex-dividend dates that would appear to be overstating the exchange-reported volumes, especially in the United States. Such activity does not represent trades with which other market participants, including market makers and customers, can interact. We cannot estimate the impact this activity has on overall trading volumes.

In 2008, the SEC continued its rollout of the penny pricing pilot program which was introduced in February 2007. Options in this program trade in minimum price increments of one cent, rather than the five and ten cent increments quoted in other options classes. Overall, the results of this program have been favorable to our business, which we believe is a reflection of our ability to compete at narrower bid/offer spreads. Penny pricing was extended to 63 options classes by the end of 2008, which accounts for over 50% of U.S. options volume.

According to data compiled by the FIA and based on data received from exchanges worldwide, in 2008 we accounted for approximately 13.7% of the exchange-listed equity based options (including options in ETF's and stock index products) volume traded worldwide and approximately 16.5% of exchange-listed equity based options volume traded in the U.S. This compares to approximately 14.1% of the exchange-listed equity based options volume traded worldwide and approximately 18.3% of the exchange-listed equity based options volume traded in the U.S. in 2007.

Financial Overview

Diluted earnings per share were $2.24 for year ended December 31, 2008. The calculation of diluted earnings per share is detailed in Note 4, “Initial Public Offering and Recapitalization,” to the audited consolidated financial statements, in Part II, Item 8 of this Annual Report on Form 10-K. Pro forma diluted earnings per share, calculated as if the company had been public for the duration of the period, was $1.59 for the year ended December 31, 2007. The calculation of pro forma diluted earnings per share is detailed in Part II, Item 6, “Selected Financial Data” of this Annual Report on Form 10-K.

For the year ended December 31, 2008, our net revenues were $1,850.1 million and income before income taxes and minority interest was $1,249.7 million, compared to net revenues of $1,468.2 million and income before income taxes of $931.6 million for 2007. Trading gains increased 47% in 2008, compared to the same period last year and commissions and execution fees increased by 38% for the same time period, while net interest income decreased 54%. Our pre-tax margin for the year ended December 31, 2008 was 68%, compared to 63% for 2007.

During the year ended December 31, 2008, income before income taxes in our market making segment increased 43%, compared with the same period in 2007. A healthy increase in trading gains was driven by a productive trading environment throughout most of the year when trading volumes and volatility in the markets presented our automated trading system with more opportunities to trade. Pre-tax margin increased to 76% in 2008 compared to 70% in 2007. Our strong capital position, which allows us to maintain more than $1 billion of excess regulatory capital, together with committed standby financing facilities, allowed us to make markets continuously during the period of constrained liquidity throughout the year.

During the year ended December 31, 2008, income before income taxes in our electronic brokerage segment grew 13% compared to the same period in 2007, reflecting higher revenues from commissions and execution fees. Pre-tax margin decreased from 47% to 44% in the same time periods. The increase in commissions and execution fees was related to strong growth in transaction volume and customer accounts. Total Daily Average Revenue Trades (“DARTs”) for cleared and execution-only customers increased 35% to 357,000 during the year ended December 31, 2008, compared to 265,000 during the year ended December 31, 2007.

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

   The following two tables present net revenues and income before income taxes for each of our business segments for the periods indicated.

Net revenues of each of our business segments and our total net revenues are summarized below:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Market making	$ 1,343.5	$ 1,031.2	$ 954.7
Electronic brokerage	505.8	425.2	298.4
Corporate (1)	0.8	11.8	(0.7)

Total	$ 1,850.1	$ 1,468.2	$ 1,252.4

(1)	Corporate includes corporate related activities as well as inter-segment eliminations.

Income before income taxes of each of our business segments and our total income before income taxes are summarized below:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Market making	$ 1,027.6	$ 719.8	$ 662.8
Electronic brokerage	224.0	197.9	98.6
Corporate (1)	(1.9)	13.9	0.2

Total	$ 1,249.7	$ 931.6	$ 761.6

(1)	Corporate includes corporate related activities as well as inter-segment eliminations.

Revenue

Trading Gains

           Our revenue base is comprised largely of trading gains generated in the normal course of market making. Trading revenues are, in general, proportional to the trading activity in the markets. Our revenue base is highly diversified and comprised of millions of relatively small individual trades of various financial products traded on electronic exchanges, primarily stocks, options and futures. Trading gains accounted for approximately 60%, 44% and 46% of our total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Trading gains also include translation gains and losses on cash and positions in foreign currency held primarily by our foreign market making subsidiaries as well as revenues from net dividends. Market making activities require us to hold a substantial inventory of equity securities. We derive significant revenues in the form of dividend income from these equity securities. This dividend income is largely offset by dividend expense incurred when we make significant payments in lieu of dividends on short positions in securities in our portfolio. Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record. When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase the stock after the dividend date. Hence, the apparent gains and losses due to these price changes must be taken together with the dividends paid and received, respectively, in order to accurately reflect the results of our market making operations.

As a result of the way we have integrated our market making and securities lending systems, our trading gains and our net interest income from the market making segment are interchangeable and depend on the mix of market making positions in our portfolio. When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income. When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income.

  Our trading gains are geographically diversified. In 2008, 2007 and 2006, we generated 53%, 41% and 25%, respectively, of our trading gains from operations conducted internationally.

Commissions and Execution Fees

             We earn commissions and execution fees from our cleared customers for whom we act as executing and clearing brokers and from our non-cleared customers for whom we act as an executing broker only. We have a commission structure that allows customers to choose between an all-inclusive “bundled” rate or an “unbundled” rate that has lower commissions for high volume customers. For “unbundled” commissions, we charge regulatory and exchange fees, at our cost, separately from our commissions, adding transparency to our fee structure. Commissions and execution fees accounted for 16%, 13% and 10% of our total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

  Our commissions and execution fees are geographically diversified. In 2008, 2007 and 2006 we generated 23%, 29% and 30%, respectively of commissions and execution fees from operations conducted internationally.

Interest Income and Interest Expense

           We earn interest on customer funds segregated in safekeeping accounts; on customer borrowings on margin, secured by marketable securities these customers hold with us; from our investment in government treasury securities; from borrowing securities in the general course of our market making and brokerage activities, and on bank balances. Interest income accounted for 20%, 39% and 39% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Interest income is partially offset by interest expense.

           We pay interest on cash balances customers hold with us; for cash received from lending securities in the general course of our market making and brokerage activities; and on our borrowings. Interest expense was 15%, 27% and 28% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

  We have automated and integrated our securities lending system with our trading system. As a result, we have been able to tailor our securities lending activity to produce more optimal results when taken together with trading gains (see description under “Trading Gains” above). Our net interest income accounted for approximately 6%, 15% and 15% of our total net revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

Other Income

            Other income consists primarily of payment for order flow income, mark-to-market gains on non-traded securities (primarily investments in exchanges) and market data fee income. Our other income accounted for approximately 4%, 5% and 5% of our total revenues for each of the years ended December 31, 2008, 2007 and 2006, respectively.

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

Occupancy, Depreciation and Amortization

            Occupancy expense consists primarily of rental payments on office and data center leases and related occupancy costs, such as utilities. Depreciation and amortization expense results from the depreciation of fixed assets such as computing and communications hardware as well as amortization of leasehold improvements and capitalized in-house software development.

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

Minority Interest

             We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and consolidate IBG LLC’s financial results into our financial statements. We hold approximately 10.4% ownership interest in IBG LLC. IBG Holdings LLC is owned by the original members of IBG LLC and holds approximately 89.6% ownership interest in IBG LLC. We reflect IBG Holdings LLC’s ownership as a minority interest in our statement of financial condition and statement of income. Our historical results are those of IBG LLC, as our predecessor company. As a result, our net income, after excluding IBG Holdings LLC’s minority interest, represents approximately 10.4% of IBG LLC’s net income and similarly, outstanding shares of our common stock represent approximately 10.4% of the outstanding membership interests of IBG LLC.

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

•

A driver of our market making profits is the relationship between actual and implied volatility in the equities markets. The cost of maintaining our conservative risk profile is based on implied volatility, while our profitability, in part, is based on actual volatility. Hence, our profitability is increased when actual volatility runs above implied volatility and it is decreased when actual volatility falls below implied volatility. Implied volatility tends to lag actual volatility.

             See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of other risks that may affect our financial condition and results of operations.

Results of Operations

The tables in the period comparisons below provide summaries of our revenues and expenses. The period-to-period comparisons below of financial results are not necessarily indicative of future results. Historical results of operations are reported as a limited liability company until the IPO and do not include Delaware franchise tax, minority interest, and federal and certain state income taxes. Such items are included in subsequent periods. Therefore the historical results for periods prior to the IPO and subsequent thereto are not comparable. For a pro forma comparison calculated as if the Company had been a public company for the duration of each year ending December 31, 2006 and 2007 see Part I, Item 6 “Selected Financial Data,” of this Annual Report on Form 10-K.

The following table sets forth our consolidated results of operations for the indicated periods:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Revenues:
Trading gains	$ 1,304.0	$ 888.1	$ 805.1
Commissions and execution fees	359.5	261.1	174.4
Interest income	437.2	782.2	672.1
Other income	81.4	92.0	85.2

Total revenues	2,182.1	2,023.4	1,736.8

Interest expense	332.0	555.2	484.4

Total net revenues	1,850.1	1,468.2	1,252.4

Non-interest expenses:
Execution and clearing	322.7	335.7	313.3
Employee compensation and benefits	158.0	118.8	110.1
Occupancy, depreciation and amortization	37.7	26.5	22.7
Communications	18.7	14.9	12.6
General and administrative	63.3	40.7	32.1

Total non-interest expenses	600.4	536.6	490.8

Income before income taxes and minority interest	1,249.7	931.6	761.6

Income tax expense	128.4	63.0	27.4
Minority interest	1,028.3	568.1	0.0

Net income (1)	$ 93.0	$ 300.5	$ 734.2

(1)

For calculation of 2007 net income see Note 4 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. For pro forma comparison calculated as if the company had been public for the duration of each year ending December 31, 2006 and 2007 see Part I, Item 6 “Selected Financial Data,” of this Annual Report on Form 10-K.

The following table sets forth our consolidated results of operations as a percent of our total revenues for the indicated periods:

	Year Ended December 31,
	2008	2007	2006
Revenues:
Trading gains	59.8%	43.9%	46.4%
Commissions and execution fees	16.5%	12.9%	10.0%
Interest income	20.0%	38.7%	38.7%
Other income	3.7%	4.5%	4.9%

Total revenues	100.0%	100.0%	100.0%

Interest expense	15.2%	27.4%	27.9%

Total net revenues	84.8%	72.6%	72.1%

Non-interest expenses:
Execution and clearing	14.8%	16.6%	18.0%
Employee compensation and benefits	7.2%	5.9%	6.3%
Occupancy, depreciation and amortization	1.7%	1.3%	1.3%
Communications	0.9%	0.7%	0.8%
General and administrative	2.9%	2.0%	1.9%

Total non-interest expenses	27.5%	26.5%	28.3%

Income before income taxes and minority interest	57.3%	46.0%	43.8%

Income tax expense	5.9%	3.1%	1.6%
Minority interest	47.1%	28.1%	0.0%

Net income	4.3%	14.9%	42.2%

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net Revenues

Total net revenues for the year ended December 31, 2008 increased $381.9 million, or 26%, to $1,850.1 million from $1,468.2 million, during the year ended December 31, 2007. Trading volume is one of the most important drivers of revenues and costs for both our market making and electronic brokerage segments. Based on data published by the FIA and options exchanges worldwide, global equity options volume 2008 increased approximately 21%, compared to 2007. For the year ended December 31, 2008, options contracts executed by our subsidiaries increased by 111.4 million, or 17%, to 784.5 million contracts from 673.1 million contracts for the year ended December 31, 2007.

Trading Gains. Trading gains for the year ended December 31, 2008 increased $415.9 million, or 47%, to $1,304.0 million from $888.1 million for the year ended December 31, 2007. As market makers, we provide liquidity by buying from sellers and selling to buyers. During 2008, our market making operations executed 101.7 million trades, an increase of 3% compared to the number of trades executed in the year ended December 31, 2007. Market making options contract volume in the year ended December 31, 2008 increased by 21% from the same period in 2007.

Included in trading gains are net dividends and currency translation gains and losses from market making activities. As stated above, the apparent gains and losses due to these price changes, reflecting the value of dividends paid to shareholders, must be taken together with the dividends paid and received, respectively, in order to accurately reflect the results of our market making operations. As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in foreign currencies. Translation gains of $31.6 million were recognized in the year ended December 31, 2008, on foreign currency balances held by our subsidiaries, compared to translation gains of $43.3 million for the year ended December 31, 2007. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Commissions and Execution Fees. Commissions and execution fees for the year ended December 31, 2008 increased $98.4 million, or 38%, to $359.5 million, as compared to the year ended December 31, 2007. This increase was primarily due to higher customer trading volume on an expanded customer base. Total DARTs for cleared and execution-only customers for the year ended December 31, 2008 increased 35% to 357,000, compared to 265,000 during the year ended December 31, 2007. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 46% to approximately 316,000, for the year ended December 31, 2008, compared to approximately 217,000 for the year ended December 31, 2007.The number of customer accounts grew by 17% to approximately 111,000 at December 31, 2008, compared to approximately 95,000 at December 31, 2007. Average commission per DART for cleared customers, for the year ended December 31, 2008, decreased by $0.40, or 9%, to $4.17, as compared to $4.57 for the year ended December 31, 2007, primarily due to smaller order size which is typical in fast moving markets.

Interest Income and Interest Expense. Net interest income (interest income less interest expense) for the year ended December 31, 2008 decreased $121.8 million, or 54%, to $105.2 million, as compared to the year ended December 31, 2007. Net interest income from market making, which accounted for 36% of total net interest income, contracted to $37.5 million, a decrease of 75% from the same period last year. As a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio. When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income. When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income. The relative interest rates during 2008 resulted in a mix of positions that produced more trading income and less interest income. In addition, average securities borrowed decreased by 34%, to $5.72 billion and average securities loaned decreased by 53%, to $2.63 billion, for the year ended December 31, 2008, as market making positions contracted. Customer cash balances decreased by 9%, to $6.93 billion, end-of-period, and customer fully secured margin borrowings decreased 19%, to $1.55 billion, end-of-period, at December 31, 2008, as compared to $7.63 billion and $1.91 billion, end-of-period, respectively, at December 31, 2007. Lower interest rates have had a negative effect on the net interest income we earned on small customer cash balances. The average Fed Funds effective rate dropped 310 basis points to 1.92% for the year ended December 31, 2008 as compared to 5.02% for the year ended December 31, 2007. Net interest earned in electronic brokerage decreased $7.6 million, or 9%, to $76.1 million, as compared to the year ended December 31, 2007.

Other Income. Other income, for the year ended December 31, 2008, decreased $10.6 million, or 12%, to $81.4 million, as compared to the year ended December 31, 2007. This decrease was primarily attributable to a $13.0 million decrease in payment for order flow income received by our brokerage unit, primarily due to the options penny pricing program which was introduced in February 2007 and extended to 63 options classes in March 2008 and a $10.0 million write down in our equity investment in W.R. Hambrecht + Co. Inc. These were offset by a $7.6 million increase in rebates from market centers for liquidity provided by our U.S. market making unit and a $5.0 million increase in market data fee income.

Non-Interest Expenses

Non-interest expenses, for the year ended December 31, 2008, increased by $63.8 million, or 12%, to $600.4 million from $536.6 million, during the year ended December 31, 2007. Execution and clearing expenses made up 54% and employee compensation and benefits were 26% of non-interest expenses. As a percentage of total net revenues, non-interest expenses declined to 32% for the year ended December 31, 2008 from 37% during the same period in 2007.

Execution and Clearing.  Execution and clearing expenses, for the year ended December 31, 2008, decreased $13.0 million, or 4%, to $322.7 million, as compared to the year ended December 31, 2007. Execution and clearing expenses, outside of payment for order flow expenses, increased by $10.4 million, or 4%, to $306.3 million primarily due to increased trading volume across the markets in which the Group and its customers traded. Payments to order flow customers, a component of execution and clearing costs, for the year ended December 31, 2008, decreased by $23.4 million, or 59%, to $16.4 million, as compared to the year ended December 31, 2007. The decrease was attributable to discontinued servicing, which began at the end of the second quarter in 2007, of certain non-cleared broker-dealer customers who received payment for order flow, and had a positive impact on our operating margins in the year ended December 31, 2008.  Payment for order flow expense was partially offset by payment for order flow revenue received from U.S. options exchanges, as described above under “Net Revenues—Other Income.”

Employee Compensation and Benefits. Employee compensation and benefits expenses, for the year ended December 31, 2008, increased by $39.2 million, or 33%, to $158.0 million, as compared to the year ended December 31, 2007. This increase reflected the continued phase-in of expenses related to our employee stock incentive plan and the 24% growth in the average number of employees to 750 at December 31, 2008, as compared to 675 at December 31, 2007. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 9% and 8%, for the years ended December 31, 2008 and 2007, respectively.

Occupancy, Depreciation and Amortization. Occupancy, depreciation and amortization expenses increased $11.2 million, or 42%, to $37.7 million for the year ended December 31, 2008 from $26.5 million for the year ended December 31, 2007 primarily due to increased expenses for additional office and data center space and additional amortization of assets related to our acquisition of Future Trade Technologies at the end of 2007. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 2% for each of the years ended December 31, 2008 and 2007.

Communications. Communications expenses increased $3.8 million, or 26%, to $18.7 million for the year ended December 31, 2008 from $14.9 million for the year ended December 31, 2007. This increase was driven by additional telecommunications bandwidth required to support increased trading volume at electronic exchanges and the expansion in the number of markets in which IBG LLC operates. As a percentage of total net revenues, communications expenses were 1% for each of the years ended December 31, 2008 and 2007.

General and Administrative. General and administrative expenses, for the year ended December 31, 2008, increased $22.6 million, or 56%, to $63.3 million, as compared to the year ended December 31, 2007, primarily attributable to an increase in bad debt expense of approximately $14.1 million related uncollectable customer losses related to corporate action processing, trading errors and software errors, in addition to increases in advertising expenditures.

Income Tax Expense. IBG LLC historically operated in the United States as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. Accordingly, IBG LLC’s income was not subject to U.S. federal income taxes. Subsequent to the IPO in May 2007, income taxes have been provided for our proportionate share of IBG LLC’s income that is subject to federal and state income taxes. As a result, income tax expense increased $57.2 million, or 80%, to $128.4 million for the year ended December 31, 2008, as compared to $71.2 million on a pro forma basis for the year ended December 31, 2007.

Net Income. Net income for the year ended December 31, 2008 was $93.0 million. Net income excluding the adjustment for minority interest increased $260.9 million or 30% to $1,121.3 million for the year ended December 31, 2008, as compared to $860.4 million on a pro forma basis for the year ended December 31, 2007. Net income excluding the adjustment for minority interest as a percentage of net revenues was 61% and 59% for the years ended December 31, 2008 and 2007, respectively.

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

Commissions and Execution Fees. Commissions and execution fees increased $86.7 million, or 50%, to $261.1 million for the year ended December 31, 2007, as compared to $174.4 million for the year ended December 31, 2006. This increase was primarily due to higher customer trading volume on an expanded customer base. Total DARTs for cleared and execution-only customers increased 35%, to 265,000 during the year ended December 31, 2007, compared to 196,000 during the year ended December 31, 2006. DARTs for cleared customers, a subset that refers to those customers for whom we execute trades as well as clear and carry positions, increased 38% to 217,000, during the year ended December 31, 2007, compared to 157,000 during the year ended December 31, 2006.The number of customer accounts grew by 24% to approximately 95,000 at December 31, 2007, compared to approximately 77,000 at December 31, 2006. Average commission per DART for cleared customers increased by $0.32, or 8%, to $4.57 for the year ended December 31, 2007, as compared to $4.25 for the year ended December 31, 2006, primarily due to larger average trades from our cleared customers.

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

Income Tax Expense. IBG LLC historically operated in the United States as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. Accordingly, IBG LLC’s income was not subject to U.S. federal income taxes. Subsequent to the IPO, income taxes have been provided for our proportionate share of the IBG LLC’s income that is subject to federal and state income taxes. As a result, income tax expense increased $35.6 million, or 130%, to $63.0 million for the year ended December 31, 2007, as compared to $27.4 million for the year ended December 31, 2006.

Net Income. Net income for the year ended December 31, 2007 was $300.5 million. This represents 100% of the earnings prior to our IPO and actual earnings attributable to IBG, Inc. following the IPO. As a result of our IPO, we recognized $568.1 million in minority interest expense in 2007. Net income excluding the adjustment for minority interest increased $134.4 million or 18% to $868.6 million for the year ended December 31, 2007, as compared to $734.2 million for the year ended December 31, 2006. Net income excluding the adjustment for minority interest as a percentage of net revenues was 59% for each of the years ended December 31, 2007 and 2006.

Supplemental Information

The following tables present historical trading volumes for our business. However, volumes are not the only drivers in our business.

TRADE VOLUMES:

(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2004	41,506		28,876		2,932		73,314		290
2005	54,044	30%	34,800	21%	7,380	152%	96,224	31%	382
2006	66,043	22%	51,238	47%	12,828	74%	130,109	35%	518
2007	99,086	50%	72,931	42%	16,638	30%	188,655	45%	752
2008	101,672	3%	120,195	65%	16,966	2%	238,833	27%	944

CONTRACT AND SHARE VOLUMES:

(in 000’s, except %)

TOTAL

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2004	269,715		37,748		17,487,528
2005	409,794	52%	44,560	18%	21,925,120	25%
2006	563,623	38%	62,419	40%	34,493,410	57%
2007	673,144	19%	83,134	33%	47,324,798	37%
2008	784,497	17%	108,984	31%	55,845,428	18%

MARKET MAKING

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2004	236,569		10,511		12,600,280
2005	308,613	30%	11,551	10%	15,625,801	24%
2006	371,929	21%	14,818	28%	21,180,377	36%
2007	447,905	20%	14,520	-2%	24,558,314	16%
2008	541,394	21%	21,544	48%	26,008,433	6%

BROKERAGE TOTAL

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2004	33,146		27,237		4,887,247
2005	101,181	205%	33,009	21%	6,299,319	29%
2006	191,694	89%	47,601	44%	13,313,033	111%
2007	225,239	17%	68,614	44%	22,766,484	71%
2008	243,103	8%	87,440	27%	29,836,995	31%

BROKERAGE CLEARED

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2004	16,438		24,118		4,339,462
2005	23,456	43%	30,646	27%	5,690,308	31%
2006	32,384	38%	45,351	48%	12,492,870	120%
2007	51,586	59%	66,278	46%	20,353,584	63%
2008	77,207	50%	85,599	29%	26,334,752	29%

* Includes options on futures

BROKERAGE STATISTICS:

(in 000’s, except % and where noted)

	4Q2008	4Q2007	% Change
Total Accounts	111	95	17%
Customer Equity (in billions) *	$ 8.9	$ 8.8	1%

Cleared DARTs	340	259	31%
Total Customer DARTs	372	307	21%

(in $'s, except DART per account)

Commission per DART	$ 3.86	$ 4.27
DART per Avg. Account (Annualized)	789	701
Net Revenue per Avg. Account (Annualized)	$ 3,939	$ 4,386

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

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Revenues:
Trading gains	$ 1,277.0	$ 865.9	$ 807.7
Interest income	244.6	485.4	508.2
Other income	29.0	17.1	18.6

Total revenues	1,550.6	1,368.4	1,334.5

Interest expense	207.1	337.2	379.8

Total net revenues	1,343.5	1,031.2	954.7

Non-interest expenses:
Execution and clearing	195.3	211.7	198.1
Employee compensation and benefits	59.8	47.6	47.3
Occupancy, depreciation and amortization	9.6	11.3	10.6
Communications	10.5	7.7	6.6
General and administrative	40.7	33.1	29.3

Total non-interest expenses	315.9	311.4	291.9

Income before income taxes	1,027.6	719.8	662.8

Income tax expense	101.0	43.1	24.9

Net income	$ 926.6	$ 676.7	$ 637.9

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Market making total net revenues for the year ended December 31, 2008 increased $312.3 million, or 30%, to $1,343.5 million, from $1,031.2 million during the year ended December 31, 2007. Trading gains for the year ended December 31, 2008 increased $411.1 million, or 47%, primarily due to increased market volumes and high actual volatility in market prices relative to implied volatility in options prices in the first and third quarter of 2008. Market making options contract volume in the year ended December 31, 2008 increased by 21% from the same period in 2007, driven by favorable market conditions. Trading gains also include translation gains and losses. Translation losses, for the year ended December 31, 2008, were $18.9 million, as compared to translation gains of $32.0 million, for the year ended December 31, 2007. Net interest income, for the year ended December 31, 2008, decreased by $110.7 million, or 75%. As described above, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on the relative interest rates in the stock and options markets. In 2008 these factors produced more trading income and less interest income.

Market making non-interest expenses for the year ended December 31, 2008 increased $4.5 million, or 1%, as compared to the year ended December 31, 2007. This small change resulted from a $16.4 million decrease in execution and clearing costs offset by a $12.2 million increase in employee compensation and benefits expenses and a $7.6 million increase in general and administrative expenses. The 8% decrease in execution and clearing expenses reflects the reduction in exchange mandated payment for order flow program costs as more options are traded in pennies. In addition, greater options volume was executed on U.S. option exchanges that use the make-or-take model, where as a market maker we are paid for providing liquidity instead of paying exchange fees. As a percentage of total net revenues, market making non-interest expenses decreased to 24% from 30% for the years ended December 31, 2008 and 2007, respectively.

Market making income before income taxes increased $307.8 million, or 43%, to $1,027.6 million for the year ended December 31, 2008 from $719.8 million for the year ended December 31, 2007. As a percentage of total net revenues for the market making segment, income before income taxes were 76% and 70% for the years ended December 31, 2008 and 2006, respectively.

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

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Revenues:
Commissions and execution fees	$ 359.5	$ 261.1	$ 174.5
Interest income	206.4	310.7	167.3
Other income	70.2	80.4	70.0

Total revenues	636.1	652.2	411.8

Interest expense	130.3	227.0	113.4

Total net revenues	505.8	425.2	298.4

Non-interest expenses:
Execution and clearing	129.2	125.1	115.4
Employee compensation and benefits	47.8	36.4	28.8
Occupancy, depreciation and amortization	16.5	7.5	5.8
Communications	8.2	7.1	6.0
General and administrative	80.1	51.2	43.8

Total non-interest expenses	281.8	227.3	199.8

Income before income taxes	224.0	197.9	98.6

Income tax expense	1.4	1.9	1.7

Net income	$ 222.6	$ 196.0	$ 96.9

Year ended December 31, 2008 Compared to the Year ended December 31, 2007

Electronic brokerage total net revenues for the year ended December 31, 2008 increased $80.6 million, or 19%, to $505.8 million, from $425.2 million during the year ended December 31, 2007, primarily due to higher commissions and execution fees. This increase reflects strong growth in the number of new customer accounts and significantly higher customer trading activity, which outweighed the decreases in customer cash and margin debit balances. Total DARTs from cleared and execution-only customers for the year ended December 31, 2008 increased 35% to 357,000, compared to 265,000 during the year ended December 31, 2007. DARTs from cleared customer’s for the year ended December 31, 2008 increased 46% to 316,000, compared to 217,000 during the year ended December 31, 2007. Total customer account equity grew by 1% to $8.9 billion at December 31, 2008, from $8.8 billion at December 31, 2007. The primary component of other income, payment for order flow received through programs administered by U.S. options exchanges, decreased $13 million, or 21%, and it was offset by the reductions in payment for order flow expense.

Electronic brokerage non-interest expenses for the year ended December 31, 2008 increased $54.5 million, or 24%, as compared to the year ended December 31, 2007.  Within that, execution and clearing expenses increased by $4.1 million, which was comprised of an increase of $26.1 million in trade execution and clearing expenses partially offset by a $22.0 million reduction in payment for order flow expense in the year ended December 31, 2008, as compared to the year ended December 31, 2007. Employee compensation and benefits expenses, for the year ended December 31, 2008, increased by $11.4 million, or 31%, to $47.8 million, as compared to the year ended December 31, 2007.  This increase was primarily due to a 33% growth in the average number of employees due to our acquisition of FutureTrade Technologies, LLC and continuing growth in our customer service capabilities. General and administrative expenses increased by $28.9 million, or 56%, primarily due to increased bad debt expense related to a customer loss of approximately $10.0 million, as well as increased advertising expenses. As a percentage of total net revenues, non-interest expenses increased to 56% from 53% for the year ended December 31, 2008 and 2007, respectively.

Electronic brokerage income before income taxes increased $26.1 million, or 13%, to $224.0 million for the year ended December 31, 2008 from $197.9 million for the year ended December 31, 2007. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 44% and 47% for the years ended December 31, 2008 and 2007, respectively.

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

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of exchange-listed marketable securities inventories, which are marked-to-market daily, and collateralized receivables arising from customer-related and proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, customer margin loans and securities purchased under agreements to resell. At December 31, 2008, total assets were $28.36 billion of which approximately $27.87 billion, or 98.3% were considered liquid and consisted predominantly of marketable securities and collateralized receivables.

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

We actively manage or excess liquidity and we maintain significant borrowing facilities through the securities lending markets and with banks. In response to changes in the credit market environment during late 2008, we have substantially increased cash on hand. This provides us with a buffer should we need immediately available funds for any reason.

In order to provide additional liquidity and to further increase our regulatory capital reserves, we issue senior notes and we maintain a committed senior secured revolving credit facility from a syndicate of banks (see “Principal Indebtedness” below). As of December 31, 2008, borrowings under these facilities totaled $443.1 million, which represented 10% of IBG LLC’s total capitalization. Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our future liquidity needs for more than the next twelve months.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. The consolidated equity of IBG LLC grew from $3.52 billion at December 31, 2007 to $4.36 billion at December 31, 2008, representing an increase of 24%.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Cash provided by (used in) operating activities	$ 2,092.3	$ (89.7)	$ (219.3)
Cash used in investing activities	(20.1)	(1,214.1)	(50.4)
Cash (used in) provided by financing activities	(1,598.2)	1,127.6	504.0
Effect of exchange rate changes on cash and cash equivalents	(52.3)	28.7	26.7
Increase (decrease) in cash and cash equivalents	$ 421.7	$ (147.5)	$ 261.0

Our cash flows from operating activities are largely a reflection of the size and composition of trading positions held by our market making subsidiaries, and of the changes in customer cash and margin debit balances in our electronic brokerage business. Our cash flows from investing activities are primarily related to the purchase of interests in IBG LLC from existing members, capitalized internal software development, purchases and sales of memberships at exchanges where we trade and strategic investments in exchanges where such investments will enable us to offer better execution alternatives to our current and prospective customers, or create new opportunities for ourselves as market makers or where we can influence exchanges to provide competing products at better prices using sophisticated technology. Our cash flows from financing activities are comprised of proceeds from the issuance of common stock in connection with the IPO, short-term borrowings, long-term borrowings and capital transactions. Short-term borrowings from banks are part of our daily cash management in support of operating activities. Long-term borrowings provide us with flexible sources of excess liquidity and regulatory capital, and they include a committed senior secured revolving credit facility from a syndicate of banks that was initiated in May 2006, and senior notes issued in private placements to certain qualified customers of IB LLC.

Year Ended December 31, 2008, IBG, Inc.: Our cash and cash equivalents increased by $421.7 million to $943.5 million at the end of 2008. We raised net cash of $2.07 billion in our operating and investing activities primarily from net income, including minority interest, and reducing trading positions during the year. We used $1.60 billion in net cash in financing activities primarily from the reduction of short-term borrowings, payment of dividends to and redemption of member interests from IBG Holdings LLC.

Year Ended December 31, 2007, IBG, Inc.: Our cash and cash equivalents decreased by $147.5 million to $521.8 million at the end of 2008. We raised $1.13 billion in net cash from financing activities primarily from the net proceeds from the issuance of our common stock. We used net cash of $1.30 billion in our operating and investing activities primarily for the purchase of approximately 10% of the outstanding members’ interest in IBG LLC and increased trading positions partially offset by increased net liabilities due to our increased customer base.

Year Ended December 31, 2006, IBG LLC: Our cash and cash equivalents increased by $261.0 million to $669.3 million at the end of 2007. We raised $504.0 million in net cash from financing activities primarily in short-term borrowings and our senior secured credit facility. We used net cash of $269.7 million in our operating and investing activities primarily due to increased trading assets net of trading liabilities reflecting normal changes in the makeup of market making positions and investments in OneChicago, LLC ($20.0 million), ISE Stock Exchange, LLC ($4.25 million) and CBOE Stock Exchange, LLC ($2.25 million).

Regulatory Capital Requirements

Our principal operating subsidiaries are subject to separate regulation and capital requirements in the United States and other jurisdictions. Timber Hill LLC and Interactive Brokers LLC are registered U.S. broker-dealers and futures commission merchants, and their primary regulators include the SEC, the Commodity Futures Trading Commission, the Chicago Board Options Exchange, the Chicago Mercantile Exchange, the Financial Industry Regulatory Authority and the National Futures Association. Timber Hill Europe AG is registered to do business in Switzerland as a securities dealer and is regulated by the Swiss Federal Banking Commission. Interactive Brokers (U.K.) Limited is subject to regulation by the U.K. Financial Services Authority and our various other operating subsidiaries are similarly regulated. See the notes to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding our regulated subsidiaries.

At December 31, 2008, aggregate excess regulatory capital for all of the Operating Companies was $2,948,527.

Principal Indebtedness

IBG LLC is the borrower under a $300.0 million senior secured revolving credit facility and is the issuer of senior notes, of which $300.0 million and $143.1 million were outstanding, respectively as of December 31, 2008.

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

As of December 31, 2008, IBG LLC was in compliance with all of the covenants under this credit facility. In January 2009, the Company reduced its borrowings under this facility to $-0-. This credit facility will expire in May of 2009 and the Company is considering renewing this facility. Since we maintain a highly liquid balance sheet, this will not have a material impact on our future cash needs.

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

IBG LLC had $143.1 million and $160.5 million of senior notes outstanding at December 31, 2008 and 2007, respectively. During the period from January 1 through December 31, 2008, total senior notes issued were $474.6 million, and senior notes redeemed totaled $492.0 million.

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

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware. These expenditure items are reported as property and equipment. Capital expenditures for property and equipment were approximately $26.0 million for each of the years ended December 31, 2008 and 2007. We anticipate that our 2009 gross capital expenditures to be at a similar level, including costs related to expansion of our data center and backup facilities. We expect our future capital expenditures to rise as we continue our focus on technology infrastructure initiatives in order to further enhance our competitive position. We anticipate that we will fund capital expenditures with cash from operations and cash on hand. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any strategic acquisitions, we may incur additional capital expenditures.

Contractual Obligations Summary

Our contractual obligations principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2008.

	Payments Due by Year
	Total	2009-2010	2011-2012	Thereafter
	(in millions)
Senior notes	$143.1	$143.1	$ -	$ -
Interest payments on senior notes(1)	12.2	12.2	-	-
Senior secured credit facili	300.0	300.0	-	-
Interest payments on senior secured credit facility(1)	4.3	4.3	-	-
Operating leases	56.1	9.9	17.1	29.1

Total contractual cash obligations	$ 515.7	$ 469.5	$ 17.1	$ 29.1

(1)	Future principal and interest payments are calculated based on the assumption that all debt is outstanding until maturity.

Additionally, as of December 31, 2008, we maintained standby letters of credit in the amount of $60.3 million, of which $50.9 million expire on demand and $9.4 million expire in April 2009.

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

Strategic Investments and Acquisitions

We periodically engage in evaluations of potential strategic investments and acquisitions. The Company has made strategic investments in electronic trading exchanges including: Boston Options Exchange, LLC, OneChicago LLC and CBOE Stock Exchange, LLC.

At December 31, 2008, the Company had loans to and holds warrants to purchase approximately 25.86% of W.R. Hambrecht + Co. Inc. See Note 7 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

On December 23, 2008, the Company sold 100% of its investment in ISE Stock Exchange, LLC for proceeds of $5.0 million, realizing a gain of $1.5 million. During 2008, the Company also sold 0.30% of its investment in CBOE Stock Exchange LLC for proceeds of $0.3 million realizing a gain of $150 thousand.

On November 25, 2008, the Company closed on an acquisition of Moriai Securities, Inc., a Japanese broker-dealer. This acquisition is expected to facilitate our membership applications on Japanese exchanges and clearing houses, as well as serve as a platform for customer business from Japanese traders.

On December 18, 2007, IB LLC closed on its acquisition of FutureTrade Technologies, LLC (“FTT”), a technology solutions provider to hedge funds and other institutional investors, and its wholly-owned subsidiary, FutureTrade Securities, LLC, which is an SEC registered broker-dealer.

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own. At December 31, 2008, there were no definitive agreements with respect to any material acquisition.

Certain Information Concerning Off-Balance-Sheet Arrangements

IBG, Inc. may be exposed to a risk of loss not reflected in the consolidated financial statements for futures products, which represent obligations of IBG, Inc. to settle at contracted prices, which may require repurchase or sale in the market at prevailing prices. Accordingly, these transactions result in off-balance sheet risk as IBG, Inc.’s cost to liquidate such futures contracts may exceed the amounts reported in our consolidated statements of financial condition.

Critical Accounting Policies

Valuation of Financial Instruments

Due to the nature of our operations, substantially all of our financial instrument assets, comprised of securities owned, securities purchased under agreements to resell, securities borrowed and receivables from brokers, dealers and clearing organizations are carried at fair value based on market prices, as published by exchanges and clearinghouses, and are marked to market daily, or are assets which are short-term in nature (such as U. S. government treasury bills or spot foreign exchange) and are reflected at amounts approximating fair value. Similarly, all of our financial instrument liabilities that arise from securities sold but not yet purchased, securities sold under agreements to repurchase, securities loaned and payables to brokers, dealers and clearing organizations are short-term in nature and are reported at quoted market prices or at amounts approximating fair value. Our long and short positions are valued at either the last consolidated trade price or the last consolidated bid/offer mid-point (where applicable) at the close of regular trading hours, in the respective markets. Given that we manage a globally integrated market making portfolio, we have large and substantially offsetting positions in securities and commodities that trade on different exchanges that close at different times of the trading day. As a result, there may be large and anomalous swings in the value of our positions daily and, accordingly, in our earnings in any period. This is especially true on the last business day of each calendar quarter, although such swings tend to come back into equilibrium on the first business day of the succeeding calendar quarter.

Contingencies

Our policy is to estimate and accrue for potential losses that may arise out of litigation and regulatory proceedings, to the extent that such losses are probable and can be estimated, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” Potential losses that might arise out of tax audits, to the extent that such losses are “more likely than not,” would be estimated and accrued in accordance with FASB Interpretation (“FIN”) No. 48.Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience with and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred.

We have been from time to time subject to litigation and other legal proceedings. As of December 31, 2008, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period. As of December 31, 2008 and 2007, reserves provided for potential losses related to litigation matters were not material.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) replaces SFAS No. 141, mandating changes in the accounting for business combinations most notably that changes in purchase price allocations, if made, are required to be applied retrospectively, whereas under SFAS No. 141, such changes were applied prospectively. SFAS No. 141(R) is effective for an entity’s fiscal year beginning after December 15, 2008, and early adoption is not permitted. The Company cannot anticipate whether adoption of SFAS No. 141(R) will have a material effect on its consolidated financial statements as such effect would be solely dependent on whether the Company enters into business combinations after December 31, 2008 and the terms of such transactions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 requires non-controlling (“minority”) interests in a reporting entity to be reported as a component of the entity’s stockholder’s equity. SFAS No. 160 is effective for an entity’s fiscal year beginning after December 15, 2008, and early adoption is not permitted. Management is assessing the potential impact on the Company’s consolidated financial statements of adopting SFAS No. 160. With the adoption of SFAS No. 160, we expect to include our minority interest as equity of the public company. Applying SFAS 160, our consolidated equity at December 31, 2008 would have been $4.4 billion.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 2008. Adoption of SFAS No. 161 is not expected to have a material effect on our consolidated financial statements.

On May 9, 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities in accordance with U.S. GAAP. This Statement became effective in November 2008, 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Adoption of SFAS No. 162 did not have a material effect on IBG, Inc.’s consolidated statements of financial condition, income or cash flows.

In November 2008, the SEC issued its “Roadmap for the Potential Use of Financial Statements Prepared in Accordance with International Financial Reporting Standards by U.S. Issuers” (“IFRS Roadmap”). The IFRS Roadmap would require SEC registrants to prepare their financial statements in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board in 2014. IFRS is increasingly being applied by financial statement preparers in countries outside the U.S. One of the stated purposes of the IFRS Roadmap is that adopting IFRS will provide a global set of high-quality accounting standards so that U.S. investors would have an enhanced ability to compare financial information of U.S. companies with that of non-U.S. Companies. In issuing the IFRS Roadmap, the SEC stated that, in 2011, it will determine whether to proceed with rulemaking to require the use of IFRS by U.S. registrants beginning in 2014. Management is assessing the potential impact of adopting IFRS on the Company’s consolidated financial statements.

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

Interest Rate Risk

We had $300.0 million in variable-rate debt outstanding at December 31, 2008. These debt obligations are subject to fluctuations in interest rates at the end of each borrowing term, which impact the amount of interest we must pay. If the debt were to remain at this level and variable interest rates were to increase by 1.0% per annum, the annual impact to our net income from debt obligations of this amount would be a reduction of $3.0 million. Under our senior secured revolving credit facility, we have the ability to choose borrowing tenors from overnight to twelve months, which permits us to minimize the risk of interest rate fluctuations.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies. In a normal rate environment, we typically invest a portion of these funds in U.S. government treasury securities with maturities of up to three months. Under these circumstances, if interest rates were to increase rapidly and substantially, in increments that were not reflected in the yields on these treasury securities, our net interest income from customer deposits would decrease. Based upon investments outstanding at December 31, 2008, we had no exposure of this nature.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. A decrease of 0.25% in benchmark interest rates below 0.50% would reduce our net interest income by approximately $17.0 million on an annualized basis.

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

We expect this kind of exposure to increase with growth in our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2008, we had $1.55 billion in margin credit extended to our customers. The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statement of Changes in Redeemable Members’ Interests and Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006	61

Notes to Consolidated Financial Statements	63

Supplementary Data	84

Quarterly Results	84

Reconciliation between US GAAP and pro forma financials for the years ended December 31, 2007 and 2006, presented as if we had been a public company for the entire period	85

Financial Statements Introductory Note

Interactive Brokers Group, Inc. (“IBG, Inc.” or the “Company”) is a holding company whose primary asset is its ownership of approximately 10.4% of the membership interests of IBG LLC (the “Group”).

We are an automated global electronic market maker and broker specializing in routing orders and executing and processing trades in securities, futures and foreign exchange instruments on more than 80 electronic exchanges and trading venues around the world. In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut as well as from Chicago, Illinois and Lake Forest, California. Abroad, we conduct business through offices located in Canada, England, Switzerland, Hong Kong, India and Australia. At December 31, 2008 we had 750 employees worldwide.

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

The consolidated financial statements as of and for the year ended December 31, 2008 and the consolidated statement of financial condition as of December 31, 2007 reflect IBG, Inc. and its subsidiaries. The consolidated statements of income and of cash flows for the year ended December 31, 2007 presented reflect the historical results of operations of IBG, Inc., including consolidation of its investment in IBG LLC subsequent to the May 4, 2007 IPO. Prior to May 4, 2007, the consolidated financial statements included herein represent the financial statements of IBG LLC and its subsidiaries.

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

As a consequence, earnings per share information reported in the consolidated statements of income reflect only net income available for common stockholders for the period subsequent to May 3, 2007, as detailed in Note 4 to the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Interactive Brokers Group, Inc.

Greenwich, CT

We have audited the accompanying consolidated statements of financial condition of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in redeemable members’ interests and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Interactive Brokers Group, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

February 25, 2009

Interactive Brokers Group, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
	December 31,
(in thousands, except share data)	2008	2007
Assets
Cash and cash equivalents	$943,497	$521,776
Cash and securities - segregated for regulatory purposes	4,992,121	5,232,557
Securities borrowed	5,911,881	6,862,028
Securities purchased under agreements to resell	715,732	35,001
Trading assets, at fair value:
Financial instruments owned	10,049,481	11,018,613
Financial instruments owned and pledged as collateral	1,065,180	5,838,900
	11,114,661	16,857,513
Other receivables:
Customers, less allowance for doubtful accounts of $17,572 and $1,999 at
December 31, 2008 and 2007	1,621,162	1,916,076
Brokers, dealers and clearing organizations	2,527,981	2,484,163
Receivable from affiliate	641	-
Interest	25,185	85,478
	4,174,969	4,485,717
Other assets	503,774	547,494

Total assets	$28,356,635	$34,542,086

Liabilities and stockholders’ equity
Liabilities:
Trading liabilities - financial instruments sold but not yet purchased, at fair value	$13,476,757	$14,315,853
Securities loaned	656,625	4,968,863
Short-term borrowings	208,117	1,415,725
Other payables:
Customers	6,929,617	7,630,703
Brokers, dealers and clearing organizations	1,614,810	1,568,620
Payable to affiliate	313,800	323,901
Accounts payable, accrued expenses and other liabilities	289,659	231,008
Interest	16,135	53,133
	9,164,021	9,807,365
Senior notes payable	143,054	160,456
Senior secured credit facility	300,000	300,000
Minority interest	3,894,207	3,165,421

Commitments, contingencies and guarantees

Stockholders’ equity:
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 45,336,255 and 43,270,823, Outstanding –
40,536,615 and 40,143,760 shares at December 31, 2008 and 2007	453	433
Class B – Authorized, Issued and Outstanding – 100 shares
at December 31, 2008 and 2007	--	--
Additional paid-in capital	485,837	450,667
Retained earnings	141,207	48,160
Accumulated other comprehensive income, net of income taxes of $2,271 and $2,388 at
December 31, 2008 and 2007	3,907	4,109
Treasury stock, at cost, 4,799,640 and 3,127,063 shares
at December 31, 2008 and 2007	(117,550)	(94,966)
Total stockholders’ equity	513,854	408,403
Total liabilities and stockholders’ equity	$28,356,635	$34,542,086

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Consolidated Statements of Income
Three Years Ended December 31, 2008

(in thousands, except for shares or per share amounts)	2008	2007	2006
Revenues:
Trading gains	$1,303,994	$888,065	$805,110
Commissions and execution fees	359,529	261,104	174,437
Interest income	437,172	782,197	672,057
Other income	81,407	92,009	85,238
Total revenues	2,182,102	2,023,375	1,736,842

Interest expense	331,968	555,213	484,433

Total net revenues	1,850,134	1,468,162	1,252,409

Non-interest expenses:
Execution and clearing	322,746	335,756	313,271
Employee compensation and benefits	158,018	118,770	110,125
Occupancy, depreciation and amortization	37,663	26,482	22,697
Communications	18,650	14,889	12,645
General and administrative	63,308	40,696	32,110
Total non-interest expenses	600,385	536,593	490,848

Income before income taxes and minority interest	1,249,749	931,569	761,561

Income tax expense	128,371	63,037	27,392
Minority interest subsequent to May 3, 2007	1,028,331	568,040	--
Net income	$93,047	$300,492	$734,169

Net income and earnings per share for periods subsequent to May 3, 2007 (Note 4):

Net income available for common stockholders	$93,047	$48,160

Earnings per share:
Basic	$2.30	$1.20
Diluted	$2.24	$1.16

Weighted average common shares outstanding:
Basic	40,434,273	40,153,606
Diluted	399,905,060	401,327,844

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$93,047	$300,492	$734,169
Adjustments to reconcile net income to net cash provided by operating activities:
Translation (gains) losses	(28,351)	(44,674)	47,130
Deferred income taxes	50,099	7,079	(587)
Depreciation and amortization	17,897	12,068	11,630
Minority interest	1,028,331	568,040	--
Employee stock plan compensation	25,921	13,264	--
Losses (gains) on non-trading investments, net	14,107	(630)	337
Bad debt expense and other	20,287	1,781	1,481
Change in operating assets and liabilities:
Decrease (increase) in cash and securities - segregated for regulatory purposes	240,500	(2,119,496)	(1,307,649)
Decrease (increase) in securities borrowed	965,207	3,852,844	(1,570,433)
(Increase) decrease in securities purchased under agreements to resell	(680,721)	62,882	(93,817)
Decrease (increase) in trading assets	5,795,379	(1,156,606)	(3,716,794)
Decrease (increase) in receivables from customers	295,559	(1,066,914)	(410,288)
Decrease (increase) in other receivables	40,928	(1,652,058)	(288,910)
Decrease (increase) in other assets	13,381	(3,984)	(19,544)
(Decrease) increase in trading liabilities	(794,979)	(265,269)	2,300,181
(Decrease) increase in securities loaned	(4,307,016)	(3,200,489)	1,899,853
(Decrease) increase in payable to customers	(698,735)	3,713,557	1,495,049
Increase in other payables	1,483	888,445	698,891
Net cash provided by (used in) operating activities	2,092,324	(89,668)	(219,301)
Cash flows from investing activities:
Sale (purchase) of investments	5,866	(9,554)	(39,268)
Purchase of IBG LLC historical member interests	--	(1,177,892)	--
Purchase of trading rights	--	(750)	--
Distributions received from investment in exchange	635	--	1,229
Purchase of property and equipment	(26,695)	(25,968)	(12,349)
Net cash used in investing activities	(20,194)	(1,214,164)	(50,388)
Cash flows from financing activities:
Net proceeds from issuance of Class A and Class B Common Stock	--	1,177,392	--
Class A Common Stock acquired from employees	--	(1,376)	--
Redemption of member interests from IBG Holdings LLC	(72,015)	--	--
Repurchase of Class A Common Stock	(866)	--	--
Dividends paid by IBG LLC prior to IPO	--	(158,500)	(164,500)
Dividends paid to IBG Holdings LLC subsequent to IPO	(222,776)	(111,158)	--
Cash capital contribution to THE	--	37,000	--
Members' contributions to IBG LLC	--	--	10,609
IBG LLC member interests redeemed	(3,986)	--	(3,900)
Issuances of senior notes	474,566	458,746	512,462
Redemptions of senior notes	(491,968)	(448,888)	(526,530)
Borrowings under senior secured credit facility	550,000	238,000	150,000
Repayments of senior secured credit facility	(550,000)	(88,000)	--
(Decrease) increase in short-term borrowings, net	(1,281,108)	24,378	525,887
Net cash (used in) provided by financing activities	(1,598,153)	1,127,594	504,028
Effect of exchange rate changes on cash and cash equivalents	(52,256)	28,743	26,700
Net increase (decrease) in cash and cash equivalents	421,721	(147,495)	261,039
Cash and cash equivalents at beginning of period	521,776	669,271	408,232
Cash and cash equivalents at end of period	$943,497	$521,776	$669,271

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	Year ended December 31,
(in thousands)		2008	2007	2006
Supplemental disclosures of cash flow information:
IPO related transactions (Note 4):
Deferred tax asset arising from IPO		$--	$380,785	$--
Payable to affiliate		--	323,668	--
Net tax benefit retained, recorded as additional paid in capital		$--	$57,117	$--
Cash paid for interest		$368,968	$551,918	$460,097
Cash paid for taxes		$83,319	$15,253	$16,963
Non-cash investing activities:
Refinancing of bridge loan		$--	$10,018	$--
Cancellation of secured note receivable		--	--	5,200
Refinancing of bridge loan	$		$10,018	$5,200

Non-cash financing activities:
Termination of subordinated loan		$--	$--	$5,200

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Consolidated Statement of Changes in Redeemable Members' Interests and Stockholders' Equity
Three years ended December 31, 2008
								Total
								Stockholders'
							Accumulated	Equity and
	Redeemable	Common Stock		Additional			Other	Redeemable
	Members'		Par	Paid-In	Treasury	Retained	Comprehensive	Members'
(in thousands, except for share amounts)	Interests	Shares	Value	Capital	Stock	Earnings	Income	Interests

Balance, January 1, 2006	$ 2,126,971						$ 47,275	$ 2,174,246
Comprehensive income
Net Income	734,169							734,169
Cumulative translation adjustment	--						51,293	51,293
Total comprehensive income	734,169						51,293	785,462
Dividends	(164,500)							(164,500)
Members' interests redeemed	(3,900							(3,900)
Member contributions	10,609							10,609
Balance, December 31, 2006	$ 2,703,349						$ 98,568	$ 2,801,917
Comprehensive income through May 3, 2007:
Net Income	252,332							252,332
Cumulative translation adjustment							13,245	13,245
Dividends, through May 3, 2007	(158,500)							(158,500)
Adjustments to eliminate redeemable members' interests
and establish minority interest as of May 3, 2007, net	(2,797,181)						(100,632)	(2,897,813)
Adjustments to eliminate remaining accumulated other
comprehensive income as of May 3, 2007, applied to
additional paid in capital				$ 11,181			(11,181	--
Net proceeds from issuance of Common Stock in IPO		40,000,000	$ 400	279,318				279,718
Issuance of Class B shares of common stock		100	--					--
Common Stock issued pursuant to stock plans		3,270,823	33	99,238				99,271
Treasury stock, unearned compensation		(3,270,823)			(99,271)			(99,271)
Common Stock distributed to employees		189,617			5,681			5,681
Common Stock acquired from employees		(45,857)			(1,376)			(1,376)
Deferred tax benefit retained				57,117				57,117
IBG, Inc.'s allocable share of capital contributionto THE				3,813				3,813
Comprehensive income, after May 3, 2007:
Net income						48,160		48,160
Cumulative translation adjustment,
net of income taxes of ($2,388)						--	4,109	4,109
Total comprehensive income after May 3, 2007						48,160	4,109	52,269
Balance, December 31, 2007	$ --	40,143,860	$ 433	$ 450,667	$ (94,966)	$ 48,160	$ 4,109	$ 408,403
Common Stock distributed to employees		458,655			13,881			13,881
Common Stock acquired under Stock Repurchase Program		(65,800)			(866)			(866)
Common Stock issued pursuant to stock plans		2,065,432	20	35,579				35,599
Treasury stock, unearned compensation		(2,065,432)			(35,599)			(35,599)
Redemption of former members' interest				(409)				(409)
Comprehensive income:
Net income						$ 93,047		93,047
Cumulative translation adjustment,
net of income taxes of ($117)							(202)	(202)
Total comprehensive income						93,047	(202)	92,845
Balance, December 31, 2008	$ --	40,536,715	$ 453	$ 485,837	$ (117,550)	$ 141,207	$ 3,907	$ 513,854

  See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

1.	Organization and Nature of Business

Interactive Brokers Group, Inc. ("IBG, Inc." or the "Company") is a Delaware holding company whose primary asset is its ownership of approximately 10.4% of the membership interests of IBG LLC, which, in turn, owns all operating subsidiaries (collectively, "IBG LLC" or the "Group"). At December 31, 2008 IBG LLC had equity capital in the form of redeemable members’ interests of $4,356,668. For the year ended December 31, 2008, IBG LLC earned net income of $1,147,142. Approximately 10.4% of IBG LLC’s equity capital and earnings was allocated to IBG, Inc. and the remainder was allocated to minority interest.

The accompanying consolidated financial statements of IBG, Inc. include the financial results of IBG LLC for the periods reported. Subsequent to May 3, 2007, the statements reflect the consolidation of IBG, Inc.’s investment in IBG LLC. On May 9, 2007, IBG, Inc. issued 40 million shares of its Class A common stock pursuant to a registered public offering (the “IPO”, see Note 4), completed its purchase of a 10.0% interest in IBG LLC and became the sole managing member of the Group under the “Amended and Restated Operating Agreement of IBG LLC” dated May 3, 2007. IBG, Inc.’s primary operating asset is its ownership interest in IBG LLC. IBG LLC is an automated global market maker and electronic broker specializing in routing orders and processing trades in securities, futures and foreign exchange instruments.

IBG LLC is a Connecticut limited liability company that conducts its business through its operating subsidiaries (collectively called the “Operating Companies”): Timber Hill LLC (“TH LLC”), Timber Hill Europe AG (“THE”), Timber Hill Securities Hong Kong Limited (“THSHK”), Timber Hill Australia Pty Limited (“THA”), Timber Hill Canada Company (“THC”), Interactive Brokers LLC (“IB LLC”), Interactive Brokers Canada Inc. (“IBC”), Interactive Brokers (U.K.) Limited (“IBUK”), Interactive Brokers (India) Private Limited (“IBI”), Interactive Brokers Hungary KFT (“IBH”), IB Exchange Corp. (“IBEC”), Interactive Brokers Securities Japan, Inc. (“IBSJ”) and FutureTrade Technologies, LLC and subsidiaries (“FTT”).

Certain of the Operating Companies are members of various securities and commodities exchanges in North America, Europe and the Asia/Pacific region. Other than IB LLC, IBUK and IBC, the Operating Companies do not carry securities accounts for customers or perform custodial functions relating to customer securities.

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

The consolidated statements of income, of cash flows and of changes in redeemable members’ interests for the year ended December 31, 2006 relate to IBG LLC and its subsidiaries. The consolidated statement of financial condition as of December 31, 2007 reflects the consolidated statement of financial condition of IBG, Inc. and its subsidiaries. The consolidated statements of income and of cash flows for the year ended December 31, 2007 reflect the consolidated operating results and cash flows of IBG LLC and its subsidiaries prior to May 4, 2007 and reflect the consolidated operating results and cash flows of IBG, Inc. and its subsidiaries from May 4, 2007 through December 31, 2007.

The consolidated financial statements do not reflect what the financial position, results of operations or cash flows of IBG, Inc. would have been had it been a stand-alone public company prior to May 4, 2007. In addition, the results of operations for periods prior to the IPO on May 4, 2007 are not comparable to the results of operations for subsequent periods as these results of operations do not give effect to the following matters:

•	The Recapitalization (See Note 4);
•	U.S. corporate federal income taxes; and

•	Minority interest held by IBG Holdings LLC.

Principles of Consolidation

The consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries. As sole managing member of IBG LLC, IBG, Inc. exerts control over the Group’s operations. In accordance with Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of All Majority-Owned Subsidiaries,” the Company consolidates the Group’s consolidated financial statements and records as minority interest the interests in the Group that IBG, Inc. does not own. The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control. All inter-company balances and transactions have been eliminated. Pursuant to the revised Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” IBG, Inc. would also consolidate any Variable Interest Entities (“VIEs”) of which it is the primary beneficiary.  IBG, Inc. currently is not the primary beneficiary of any such entities and therefore no VIEs are included in the consolidated financial statements.

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

Fair Value

At December 31, 2008 and 2007, substantially all of IBG, Inc.’s assets and liabilities, including financial instruments, were carried at fair value based on market prices, as published by exchanges and clearinghouses, or were assets which are short-term in nature (such as U.S. government treasury bills or spot foreign exchange) and were carried at amounts that approximate fair value.

IBG, Inc. adopted SFAS No. 157, “Fair Value Measurements” as of January 1, 2008. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy under SFAS No. 157 are:

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

IBG, Inc. also enters into currency forward contracts. These transactions, which are also reported on a trade date basis, are agreements to exchange a fixed amount of one currency for a specified amount of a second currency at the outset and at completion of the currency forward contract term. Unrealized mark-to-market gains and losses on currency forward contracts are reported as components of financial instruments owned or financial instruments sold but not yet purchased in the consolidated statements of financial condition. Net earnings or losses are reported as components of interest income in the consolidated statements of income.

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

Investments

IBG, Inc. makes certain strategic investments and accounts for these investments under the equity method of accounting. Investments are accounted for under the equity method of accounting when IBG, Inc. has significant influence over the investee as required under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Investments accounted for under the equity method are recorded at the fair value amount of IBG, Inc.’s investment and adjusted each period for IBG, Inc.’s share of the investee’s income or loss. IBG, Inc.’s share of the income or losses from equity investments is reported as a component of other income in the consolidated statements of income and the recorded amounts of IBG, Inc.’s equity investments, which are included in other assets in the consolidated statements of financial condition, increase or decrease accordingly. Distributions received from equity investees are recorded as reductions to the respective investment balance.

A judgmental aspect of accounting for investments is evaluating whether an other-than-temporary decline in the value of an investment has occurred. The evaluation of an other-than-temporary impairment is dependent on specific quantitative and qualitative factors and circumstances surrounding an investment, including recurring operating losses, credit defaults and subsequent rounds of financing. None of IBG, Inc.’s equity investments have readily determinable market values. All equity investments are reviewed for changes in circumstances or occurrence of events that suggest IBG, Inc.’s investment may not be recoverable. If an unrealized loss on any investment is considered to be other-than-temporary, the loss is recognized in the period the determination is made (Note 7). IBG, Inc. also holds exchange memberships and investments in equity securities of certain exchanges as required to qualify as a clearing member. Such investments are recorded at cost or, if an other-than-temporary impairment in value has occurred, at a value that reflects management’s estimate of the impairment, and are included in other assets in the consolidated statements of financial condition. Dividends are recognized as a component of other income as such dividends are received.

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

IBG, Inc.’s international Operating Companies have a functional currency (i.e., the currency in which activities are primarily conducted) that is other than the U.S. dollar. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the period. Translation gains and losses from market making and electronic brokerage activities, respectively, are included in trading gains and in other income in the accompanying consolidated statements of income. Adjustments that result from translating amounts from a subsidiary’s functional currency are reported as a component of accumulated other comprehensive income.

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

Timber Hill (U.K.) Limited, an indirect subsidiary of IBG LLC, (“THUK”) formerly conducted market making activity for the Group in the United Kingdom (“U.K.”) and in Italy, but ceased operating in 2004. Due to the transfer of THUK’s operations from the U.K. to Switzerland, its income for the period 2002 to 2004 was not taxable in the U.K., but was instead taxable in Switzerland. Applying FIN No. 48, during 2007 IBG, Inc. recorded net refundable income taxes of $10,300, including net interest receivable of $920, representing the net of amounts refundable by the U.K. Inland Revenue and payable to the Swiss tax authorities for such periods as the result of income taxes previously overpaid to the U.K. Inland Revenue. The income tax provision for the year ended December 31, 2007 included IBG, Inc.’s proportionate share of these refundable income taxes. Refundable amounts were received in 2008.

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

Subsequent to the IPO, income tax expenses have been accrued for IBG, Inc.’s proportionate share of the Group’s income that is subject to federal and state income taxes. IBG, Inc. recognizes interest related to income tax matters as interest income or expense and penalties related to income tax matters as income tax expense.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) replaces SFAS No. 141, mandating changes in the accounting for business combinations most notably that changes in purchase price allocations, if made, are required to be applied retrospectively, whereas under SFAS No. 141, such changes were applied prospectively. SFAS No. 141(R) is effective for an entity’s fiscal year beginning after December 15, 2008, and early adoption is not permitted. The Company cannot anticipate whether adoption of SFAS No. 141(R) will have a material effect on its consolidated financial statements as such effect would be solely dependent on whether the Company enters into business combinations after December 31, 2008 and the terms of such transactions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 requires non-controlling (“minority”) interests in a reporting entity to be reported as a component of the entity’s stockholder’s equity. SFAS No. 160 is effective for an entity’s fiscal year beginning after December 15, 2008, and early adoption is not permitted. Management is assessing the potential impact on the Company’s consolidated financial statements of adopting SFAS No. 160. With the adoption of SFAS No. 160, we expect to include our minority interest as equity of the public company. Applying SFAS 160, our consolidated equity at December 31, 2008 would have been $4.4 billion.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 2008. Adoption of SFAS No. 161 is not expected to have a material effect on IBG, Inc.’s consolidated statements of financial condition, income or cash flows.

On May 9, 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities in accordance with U.S. GAAP. This Statement became effective in November 2008, 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Adoption of SFAS No. 162 did not have a material effect on IBG, Inc.’s consolidated statements of financial condition, income or cash flows.

In November 2008, the SEC issued its “Roadmap for the Potential Use of Financial Statements Prepared in Accordance with International Financial Reporting Standards by U.S. Issuers” (“IFRS Roadmap”). The IFRS Roadmap would require SEC registrants to prepare their financial statements in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board in 2014. IFRS is increasingly being applied by financial statement preparers in countries outside the U.S. One of the stated purposes of the IFRS Roadmap is that adopting IFRS will provide a global set of high-quality accounting standards so that U.S. investors would have an enhanced ability to compare financial information of U.S. companies with that of non-U.S. Companies. In issuing the IFRS Roadmap, the SEC stated that, in 2011, it will determine whether to proceed with rulemaking to require the use of IFRS by U.S. registrants beginning in 2014. Management is assessing the potential impact of adopting IFRS on the Company’s consolidated financial statements.

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

Concentrations of Credit Risk

IBG, Inc.’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of December 31, 2008, the Company did not have any concentrations of credit risk.

Off-Balance Sheet Risks

IBG, Inc. may be exposed to a risk of loss not reflected in the consolidated financial statements for futures products, which represent obligations of IBG, Inc. to settle at contracted prices, which may require repurchase or sale in the market at prevailing prices. Accordingly, these transactions result in off-balance sheet risk as IBG, Inc.’s cost to liquidate such futures contracts may exceed the amounts reported in IBG, Inc.’s consolidated statements of financial condition.

4.	Stockholders’ Equity

On May 3, 2007, IBG, Inc. priced its initial public offering of shares of Common Stock. In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Such transactions are collectively referred to herein as the “Recapitalization.” IBG Holdings LLC wholly owns all Class B common stock, which common stock has voting rights in proportion to its ownership interests in IBG LLC, approximately 89.6% as of December 31, 2008.

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

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc. the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. A deferred tax asset of $380,785 was recorded as of the IPO date, which deferred tax asset is being amortized as additional deferred income tax expense over 15 years, as allowable under current tax law. As of December 31, 2008 and December 31, 2007, the unamortized balance of the deferred tax asset was $351,632 and $369,748, respectively. IBG, Inc. also entered into an agreement (the

“Tax Receivable Agreement”) with IBG Holdings LLC to pay IBG Holdings LLC (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of the tax basis increase. As of the IPO date, a payable to IBG Holdings LLC of $323,668 was recorded by IBG, Inc. Amounts payable under the Tax Receivable Agreement are subject to repayment to IBG Holdings LLC annually upon the filing of IBG, Inc.’s federal income tax return. The remaining 15%, $57,117, has been accounted for as a permanent increase to additional paid-in capital in the consolidated statement of financial condition. In December 2008, the Company paid IBG Holdings LLC $9,898 pursuant to the terms of the Tax Receivable Agreement.

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As described previously in Note 2 and in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of IBG Holdings LLC’s ownership of IBG LLC. At December 31, 2008, 1,000,000,000 shares of Class A common stock are authorized, of which 45,336,255 shares have been issued and 40,536,615 and 40,143,760 shares were outstanding as of December 31, 2008 and December 31, 2007, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of December 31, 2008 and December 31, 2007. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of December 31, 2008 and December 31, 2007.

Stock Repurchase Program

On September 26, 2008, the Company announced that the Board of Directors had approved the repurchase by IBG LLC of up to eight (8) million shares of its Class A common stock. Shares may be purchased from time to time in the open market and in private transactions if the company deems the price appropriate. In November 2008, 65,800 shares were repurchased at a cost of $866, and are being held as Treasury Stock.

Earnings per Share

Historical earnings per share information is not applicable for reporting periods prior to the consummation of the IPO. The calculation of basic and diluted earnings per share is described below:

Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period:

		Period from
		May 4, 2007
	Year ended	through
	December 31,	December 31,
	2008	2007
Basic earnings per share:

Net income available for common stockholders	$ 93,047	$ 48,160
Weighted average shares of common stock outstanding:
Class A	40,434,173	40,153,506
Class B	100	100
	40,434,273	40,153,606

Basic earnings per share	$ 2.30	$ 1.20

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

		Period from
		May 4, 2007
	Year ended	through
	December 31,	December 31,
	2008	2007
Diluted earnings per share:

Net income available for common stockholders	$ 897,458	$ 467,304

Weighted average shares of common stock outstanding:
Class A:
Issued and outstanding	40,434,173	40,153,506
Assumed issuance in exchange for remaining interests in IBG LLC	358,444,042	360,000,000
Issuable pursuant to 2007 ROI Unit Stock Plan	1,026,745	1,174,238
Class B	100	100
	399,905,060	401,327,844

Diluted earnings per share	$ 2.24	$ 1.16

5.	Financial Instruments Owned and Sold, But Not Yet Purchased, at Fair Value

Financial instruments owned, including those pledged as collateral, and financial instruments sold, but not yet purchased consisted of the following, at fair value, as follows at December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
		Sold, But Not		Sold, But Not
	Owned	Yet Purchased	Owned	Yet Purchased
Stocks	$ 2,841,974	$ 5,365,694	$ 8,594,567	$ 6,247,069
Options	7,893,668	8,110,754	7,354,818	8,068,721
U.S. and foreign government obligations	286,563	-	727,453	-
Warrants	78,382	-	98,357	-
Corporate bonds	4,671	52	6,521	63
Discount certificates	8,171	-	75,797	-
Currency forward contracts	1,232	257	-	-

	$ 11,114,661	$ 13,476,757	$ 16,857,513	$ 14,315,853

The following tables set forth, by level within the fair value hierarchy (Note 2), financial instruments owned and financial instruments sold, but not yet purchased, which consisted of the following, at fair value as of December 31, 2008. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Financial Assets At Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Stocks	$ 2,841,974	$ -	$ -	$ 2,841,974
Options	7,893,668	-	-	7,893,668
U.S. and foreign government obligations	286,563	-	-	286,563
Warrants	78,382	-	-	78,382
Corporate bonds	4,671	-	-	4,671
Discount certificates	8,171	-	-	8,171
Currency forward contracts	-	1,232	-	1,232

	$ 11,113,429	$ 1,232	$ -	$ 11,114,661

	Financial Liabilities At Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Stocks	$ 5,365,694	$ -	$ -	$ 5,365,694
Options	8,110,754	-	-	8,110,754
Corporate bonds	52	-	-	52
Discount certificates	257	-	-	257

	$ 13,476,757	$ -	$ -	$ 13,476,757

6.	Collateral

The Company enters into securities borrowing and lending transactions and agreements to repurchase and resell securities to finance trading inventory, to obtain securities for settlement and to earn residual interest rate spreads. In addition, the Company’s customers pledge their securities owned to collateralize margin loans. Under these transactions, the Company either receives or provides collateral, including equity, corporate debt and U.S. government securities. Under many agreements, the Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties to cover short positions. At December 31, 2008 and 2007, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was approximately $8.0 and $9.4 billion, respectively, of which $6.0 and $7.0 billion, respectively had been repledged or resold, of which some were deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3. The sources of collateral at December 31, 2008 and 2007 were: securities lending transactions of $5.8 billion and $6.7 billion; and customer margin securities of $2.2 billion and $2.7 billion, respectively.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. At December 31, 2008, substantially all government obligations owned were pledged to clearing organizations.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at December 31, 2008 and 2007 consisted of the following:

	December 31,
	2008	2007
Stocks	$ 778,617	$ 5,111,447
U.S. and foreign government obligations	286,563	727,453

	$1,065,180	$ 5,838,900

7.	Investments

The Company has certain strategic investments in electronic exchange and investment banking platforms that it accounts for under the equity method of accounting, recording its share of the investee’s income or loss in other income (Note 11) in the consolidated statement of income. As of December 31, 2008 and 2007, the carrying values of these investments were:

	December 31,
	2008	2007
OneChicago LLC	$ 16,304	$ 17,864
Boston Options Exchange, LLC ("BOX")	7,937	6,867
W.R. Hambrecht + Co., Inc. 2007 Note and Warrants	5,483	19,786
CBOE Stock Exchange, LLC	4,475	4,916
ISE Stock Exchange, LLC	-	3,170

Transactions and related balances with equity investees were:

	Year ended December 31,
	2008	2007	2006
Transactions with BOX:
Other income (market maker incentives)	$ 1,212	$ 959	$ 1,824
Exchange fees (execution and clearing expenses)	$ 853	$ 4,182	$ 7,766

	December 31,
	2008	2007
Receivable from/Payable to BOX:
Receivable (other assets)	$ 251	$ 108
Payable (accounts payable, accrued exenses and
other liabilities)	$ 917	$ 880

In December 2008, the Company sold 100% of its investment in ISE Stock Exchange, LLC for proceeds of $5,000, realizing a gain of $1,468. During 2008, the Company also sold 0.30% of its investment in CBOE Stock Exchange LLC for proceeds of $300, realizing a gain of $150.

The Company holds a three-year 8.0% senior secured promissory note (“2007 Note”) that matures in February and March 2010, warrants to purchase Series C common stock of W.R. Hambrecht + Co., Inc. (“Hambrecht”) at $0.01 per share representing 25.86% of the fully diluted common shares of Hambrecht’s capital stock and has two seats on Hambrecht’s board of directors.  During 2008, the Company discontinued accruing interest income on the 2007 Note. The Company also recorded losses on its investment in the 2007 Note and Hambrecht warrants under the equity method of accounting totaling $14,851, including an impairment charge of $10.0 million recorded in the third quarter.

8.	Short-Term Borrowings

Short-term borrowings consist primarily of collateralized borrowing facilities with clearing banks in multiple currencies that bear interest at fluctuating overnight rates based on interbank funds rates prevailing in the respective currencies. In addition, the Group has available secured and unsecured overnight bank loan facilities. All short-term borrowings outstanding at December 31, 2008 and 2007 were either repaid on the next business day or rolled forward and, accordingly, their carrying values approximated their fair values.

      As of December 31, 2008 and 2007, short-term borrowings consisted of:

	2008		2007
		Weighted		Weighted
		Average		Average
	Principal	Rates	Principal	Rates
Overnight borrowing facilities	$ 132,247	0.68%	$ 1,067,098	2.66%
Unsecured bank loans	-	n/a	197,238	5.29%
Secured bank loans	75,870	1.99%	151,389	4.45%

	$ 208,117		$ 1,415,725

Interest expense on short term borrowings for each of the three years ended December 31, 2008, 2007 and 2006 was $49,522, $40,345 and $29,768, respectively.

9.	Senior Notes Payable

At December 31, 2008 and 2007, IBG LLC had $143,054 and $160,456, respectively, of 7% senior notes outstanding, which were privately placed to certain qualified customers of IB LLC. All of the senior notes outstanding at December 31, 2008 had either a 15-month or an 18-month maturity. IBG LLC may, solely at its option, redeem the senior notes at any time on or after a specified date in the third month or the sixth month, respectively, after the date on which the senior notes are issued and sold (the “Optional Redemption Date”), at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued interest. Historically, IBG LLC has redeemed these senior notes at their Optional Redemption Dates. The carrying value of the senior notes approximated their fair value since they are short-term in nature. In 2008, 2007 and 2006, IBG LLC redeemed $491,968, $448,888 and $526,530 of senior notes, which included $160,456, $150,598 and $164,666 of senior notes issued in 2007, 2006 and 2005, respectively. During the period from January 1 through February 23, 2009, total senior notes issued were $72,947, and senior notes issued in 2008 which were redeemed totaled $74,525, respectively. Interest expense on senior notes was $11,978, $10,762 and $13,159 for the three years ended December 31, 2008, 2007 and 2006, respectively.

10. Senior Secured Credit Facility

In May 2006, the Group entered into a 3-year $300 million revolving credit facility with a syndicate of banks, under which facility $300 million was outstanding at December 31, 2008 and 2007, respectively. As of December 31, 2008, the interest rate on this facility, indexed tothe overnight Fed Funds rate, was 1.025%. The carrying value of the senior secured credit facility approximates its fair value since borrowings under the facility could be paid down at any time from available funds, making such borrowings short-term in nature. The facility is secured by a first priority interest in all of the capital stock of each entity owned directly by IBG LLC (subject to customary limitations with respect to foreign subsidiaries), and loans and advances to, and other intercompany obligations owed by, each entity owned directly or indirectly by IBG LLC.

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

Interest expense on the senior secured credit facility for the three years ended December 31, 2008, 2007 and 2006 was $4,153, $11,363 and $5,712, respectively, which includes commitment fees on the facility. As of December 31, 2008, the Group was in compliance with all of the covenants under this credit facility. In January 2009, the Company reduced its borrowings under this facility to $-0-.

11.  Other Income

       The components of other income for the three years ended December 31, 2008, 2007 and 2006 were:

	2008	2007	2006
Payments for order flow	$ 48,735	$ 61,695	$ 60,189
Market data fees	17,590	12,561	9,036
Market maker incentives	15,643	7,372	4,133
Gains on restricted securities	8,886	5,001	6,603
Loss from equity investments	(14,840)	(1,904)	(337)
Other, net	5,393	7,284	5,614

	$ 81,407	$ 92,009	$ 85,238

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

12.	Defined Contribution and Employee Incentive Plans

Defined Contribution Plan

The Group offers substantially all employees of U.S.-based Operating Companies who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Group to match 50% of the employees' pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years. Included in employee compensation and benefits expenses in the consolidated statements of income were $1,803, $1,519 and $1,203 of plan contributions for the three years ended December 31, 2008, 2007 and 2006, respectively.

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

As of December 31, 2008 and December 31, 2007, payables to employees for ROI Dollar Units were $24,158 and $21,710, respectively. Of these payable amounts, $3,769 and $7,019 were vested as of December 31, 2008 and December 31, 2007, respectively. These amounts are included in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. Compensation expense for the ROI Dollar Unit plan, included in the consolidated statement of income was $7,712, 8,368 and $15,623 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Of the fair value at the date of grant, $17,806 represented the accumulated ROI Dollar Unit value elected to be invested by employees in Common Stock and such amount was accrued for as of December 31, 2006. The remainder will be ratably accrued as compensation expense by the Group from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule. Compensation expense for the 2007 ROI Unit Stock Plan and related grants under the 2007 Stock Incentive Plan, net of the effect of forfeitures, included in the consolidated statement of income for the year ended December 31, 2008 and the period from May 4 through December 31, 2007 was $4,888 and $1,484, respectively. Estimated future compensation costs for unvested awards at December 31, 2008 were $15.3 million.

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

For the years ended December 31, 2008 and 2007, the Company granted awards with fair values at the date of grant of $35,600 and $32,876, respectively. 2,065,432 and 1,055,206 shares of Common Stock were issued to IBG LLC as of December 31,

2008 and 2007, respectively. These shares of Common Stock are being held as Treasury Stock, and will be distributed to employees in accordance with the following schedule:

•	10% on the anniversary of the IPO; and
•	an additional 15% on each of the next six anniversaries of the date of the IPO, assuming continued employment with IBG, Inc. and compliance with non-competition and other applicable covenants.

Estimated future grants under the Stock Incentive Plan will be accrued for ratably during each year under the SFAS No. 123(R) “Graded Vesting” method. Compensation expense recognized in the consolidated statement of income for the year ended December 31, 2008 was $21,034. Compensation expense recognized in the consolidated statement of income for the year ended December 31, 2007, including amounts accrued under pre-IPO incentive plan formulas, for grants awarded on January 1, 2008, was $11,143. Of this amount, $1,675 was recorded subsequent to the IPO through December 31, 2007. Estimated future compensation costs for unvested awards at December 31, 2008 were $47.3 million.

On the date of the IPO, 187,953 shares of Common Stock, valued at $5,640, were distributed to employees. During the third quarter of 2007, 45,857 shares valued at $1,376 were purchased by IBG, Inc. from employees in connection with those employees’ elections to sell a portion of their shares in order to meet their personal income tax obligations incurred as a result of share distributions. Shares purchased have been recorded as Treasury Stock.

On May 9, 2008, 458,655 shares of Common Stock, with a total grant date fair value of $13.9 million were distributed to employees pursuant to the 2007 ROI Unit Stock Plan and the Stock Incentive Plan.  As provided for under the terms of the plans, certain employees elected to sell, and the Company facilitated the sale of, 121,852 of the distributed shares to meet the employees’ personal income tax withholding obligations arising from this share distribution.

Shares granted under the 2007 ROI Unit Stock Plan and the Stock Incentive Plan are subject to forfeiture in the event an employee ceases employment with the Company. The plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post-employment provisions will forfeit 50% of unvested previously granted shares unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested shares previously granted. Distributions of remaining shares to former employees will occur annually following the discontinuation of employment over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year. As of December 31, 2008, no shares have been distributed under these post-employment provisions.

The following is a summary of Stock Plan activity for the period from May 3, 2007 through December 31, 2008:

	2007 Stock	2007 ROI Unit
	Incentive Plan	Stock Plan
	Shares	Shares
Balance, May 3, 2007	-	-
Granted	2,020,823	1,250,000
Forfeited by employees	(9,816)	(2,714)
Distributed to employees	(94,263)	(95,354)
Balance, December 31, 2007	1,916,744	1,151,932

Granted	2,065,432	-
Forfeited by employees	(27,962)	(5,605)
Distributed to employees	(239,141)	(219,514)

Balance, December 31, 2008	3,715,073	926,813

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

The “Agreement as to Member Interest Purchase Rights” (the “Agreement”) historically gave IBG LLC the right to repurchase any member’s interests at its discretion at any time which, in particular, was triggered by the termination of employment of a member-employee, and also permitted members to sell their interests back to IBG LLC at any time, in every case for an amount equal to management’s estimate of fair value, which is book value as defined in the Agreement. Because IBG LLC places a high value on the retention of its key employees, payment for a portion of redeemed interests was contingent on a post-redemption consulting services requirement that, among other conditions, required that a member-employee not compete with IBG LLC in any area of its businesses for five years following the date of redemption. In order to enforce these terms, payment for one-half of the redeemed interests was, under normal conditions, made within five months after the redemption date. Payment for the remaining one-half of the redeemed interests was made five years hence, subject to satisfaction of the consulting services and non-compete provisions of the Agreement. IBG LLC had recognized compensation expense equal to the granted interest by the time of grant. If and when the terms of the five-year consulting and non-compete period were satisfied, IBG LLC recorded a distribution of redeemable members’ interests at such time as the remaining payment was made to the member-employee. Should any portion of a member-employee’s interests be forfeited, such forfeited member interests would be redistributed among the remaining members in proportion to their holding percentages. During 2008, payment was made by IBG LLC for former member interests previously redeemed in the amount of $5,044, including accrued interest of $508.

13.	Income Taxes

Income tax expense for the two years ended December 31, 2008 and 2007 differs from the U.S. federal statutory rate due to the differing effective tax rates in foreign, state and local jurisdictions where certain operating companies are subject to corporate taxation. Income tax expense for the year ended December 31, 2006 differs from the U.S. federal statutory rate primarily due to IBG LLC’s status as a limited liability company, which qualifies it as a partnership for Federal income tax purposes. Therefore, no Federal income taxes are recognized by the Group, as described in Note 2.

Subsequent to May 4, 2007, income tax expense reflects the combined effective tax rates where the Company is subject to corporate taxation. Prior to May 4, 2007, income tax expense reflects effective tax rates in foreign state and local jurisdictions where certain Operating Companies are subject to corporate taxation.

Deferred income taxes arise due to the amortization of the deferred tax asset recognized in connection with the IPO (Note 4), mark to market and lower of cost or market valuation of THE’s financial assets and liabilities and temporary differences arising from the deductibility of compensation and depreciation expenses in different time periods for book and tax return purposes. For the three years ended December 31, 2008, 2007 and 2006, the provision for income taxes consisted of:

	2008	2007	2006
Current:
Federal	$ 9,521	$ 5,133	$ -
State and local	1,133	824	871
Foreign	67,618	50,001	27,108
Total current	78,272	55,958	27,979

Deferred:
Federal	15,352	11,372	-
State and local	(16)	-	-
Foreign	34,763	(4,293)	(587)
Total deferred	50,099	7,079	(587)

	$ 128,371	$ 63,037	$ 27,392

A reconciliation of the statutory U.S. Federal income tax rate of 35% to the Group’s effective tax rate is set forth below:

	2008	2007	2006
U.S. Statutory Tax Rate	35.0%	35.0%	35.0%
Rate benefit attributable to minority interest	-28.8%	-21.3%	-
State, local and foreign taxes, net of federal benefit	4.1%	2.6%	3.6%
Rate benefit as a limited liability company prior to IPO	0.0%	-9.5%	-35.0%

	10.3%	6.8%	3.6%

Significant components of the Company’s deferred tax assets (liabilities), which are respectively reported in other assets and in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition, as of December 31, 2008 and 2007 were as follows:

	2008	2007
Deferred tax assets:
Deferred tax asset arising from IPO	$ 351,632	$ 369,748
Deferred compensation	1,202	818
Other	2,991	393
Total deferred tax assets	355,825	370,959

Deferred tax liabilities:
Foreign, primarily THE	65,835	29,429
Other	2,408	2,600
Total deferred tax liabilities	68,243	32,029

Net deferred tax assets (liabilities)	$ 287,582	$ 338,930

The retained earnings of certain foreign subsidiaries of IBG, Inc., which are considered permanently reinvested, may be subject to additional U.S. income taxes if such earnings were to be distributed. The Company has not provided deferred U.S income taxes since the tax bases of such subsidiaries exceed their book bases.

As of and for the years ended December 31, 2008 and 2007, the Company had no unrecognized tax liabilities as defined under FIN No. 48. U.S. entities are subject to tax jurisdiction audits for the years 2005 through 2008.  Foreign entities’ income tax returns are generally accepted when filed, but the previous two years (2007 and 2008) are subject to audit.

14.	Property and Equipment

Property and equipment which are included in other assets in the consolidated statements of financial condition and are comprised of leasehold improvements, computer hardware, software developed for the Group’s internal use and office furniture and equipment, at December 31 consisted of:

	2008	2007
Leasehold improvements	$ 18,244	$ 7,083
Computer equipment	12,038	13,086
Internally developed software	62,234	51,238
Office furniture and equipment	4,718	5,387
	97,234	76,794
Less - accumulated depreciation and amortization	(52,964)	(41,322)

Property and equipment , net	$ 44,270	$ 35,472

Depreciation and amortization of $17,897, $12,068 and $11,522 for the three years ended December 31, 2008, 2007 and 2006, respectively, is included in occupancy, depreciation and amortization expenses in the consolidated statements of income.

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

IBG, Inc. accounts for potential losses related to litigation in accordance with SFAS No. 5 “Accounting for Contingencies.” As of December 31, 2008 and, 2007, reserves provided for potential losses related to litigation matters were not material.

Leases

Operating Companies have non-cancelable operating leases covering office space. All but one of the office space leases are subject to escalation clauses based on specified costs incurred by the respective landlords and contain renewal elections. Rent expense calculated on a straight-line basis for the Group was $11,207, $7,326 and $6,156 for the three years ended December 31, 2008, 2007 and 2006, respectively, and is reported in occupancy, depreciation and amortization expenses in the consolidated statements of income. As of December 31, 2008, the Group’s minimum annual lease commitments were as follows:

Year
2009	$ 9,892
2010	8,501
2011	8,567
2012	8,137
2013	8,175
Thereafter	12,813

$ 56,085

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

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues, income before income taxes and minority interest for the three years ended December 31, 2008, 2007 and 2006 and to total assets as of December 31, 2008 and December 31, 2007:

	Year ended December 31,
	2008	2007	2006
Net revenues:
Market making	$ 1,343,520	$ 1,031,168	$ 954,729
Electronic brokerage	505,760	425,142	298,390
Corporate and eliminations	854	11,852	(710)

Total net revenues	$ 1,850,134	$ 1,468,162	$1,252,409

Income before income taxes:
Market making	$ 1,027,633	$ 719,771	$ 662,823
Electronic brokerage	223,983	197,871	98,612
Corporate and eliminations	(1,867)	13,927	126

Total income before income taxes and minority interest	$ 1,249,749	$ 931,569	$ 761,561

	December 31,	December 31,
	2008	2007
Segment assets:
Market making	$21,227,371	$26,914,815
Electronic brokerage	8,152,375	8,935,387
Corporate and eliminations	(1,023,111)	(1,308,116)

Total assets	$28,356,635	$34,542,086

IBG, Inc. operates its automated global business in U.S. and international markets on more than 80 exchanges and market centers. A significant portion of IBG, Inc.’s net revenues are generated by consolidated subsidiaries operating outside the United States. International operations are comprised of market making and electronic brokerage activities in 27 countries in Europe, Asia and North America (outside the United States). The following table presents total net revenues and income before income taxes and minority interest by geographic area for the three years ended December 31, 2008, 2007 and 2006:

	Year ended December 31,
	2008	2007	2006
Net revenues:
United States	$ 1,039,699	$ 994,847	$ 986,720
International	810,010	462,643	264,991
Corporate and eliminations	425	10,672	698

Total net revenues	$ 1,850,134	$ 1,468,162	$ 1,252,409

Income before income taxes:
United States	$646,888	$642,665	$642,644
International	605,286	276,164	117,460
Corporate and eliminations	(2,425)	12,740	1,457

Total income before income taxes and minority interest	$ 1,249,749	$ 931,569	$ 761,561

17.	Regulatory Requirements

At December 31, 2008, aggregate excess regulatory capital for all of the Operating Companies was $2,948,527.

TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the CFTC’s minimum financial requirements (Regulation 1.17). At December 31, 2008, TH LLC had net capital of $1,200,562, which was $1,192,277 in excess of required net capital of $8,285, and IB LLC had net capital of $606,402, which was $567,852 in excess of required net capital of $38,550.

THE is subject to the Swiss National Bank eligible equity requirement. At December 31, 2008, THE had eligible equity of $1,390,644, which was $978,326 in excess of the minimum requirement of $412,318.

THSHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, THA is subject to the

Australian Stock Exchange liquid capital requirement, THC and IBC are subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, IBUK is subject to the U.K. Financial Services Authority financial resources requirement and IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements.

At December 31, 2008, all of the Operating Companies were in compliance with their respective regulatory capital requirements.

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain entities within IBG, Inc. are subject to other regulatory restrictions and requirements.

18.	Related Party Transactions

Receivable from affiliate represents amounts advanced to IBG Holdings LLC. Included in receivable from and payable to customers in the accompanying consolidated statement of financial condition as of December 31, 2008 were director and officer account balances of $71,823 and $55,113, respectively. Included in senior notes payable at December 31, 2008 were senior notes purchased by directors and their affiliates of $9,492.

On June 28, 2007, THE and The TP Holdings Limited Partnership (“TP Holdings”), an affiliated entity of Thomas Peterffy, entered into a Claims Purchase Agreement. Pursuant to the agreement, THE sold to TP Holdings for cash of $37,000 certain claims arising from an unusual trading loss of approximately $37,000 that occurred on a German exchange in May 2007. Under the terms of the Claims Purchase Agreement, in the event that TP Holdings collects an amount in excess of the purchase price plus out-of-pocket expenses, it will remit such excess amount to THE. This transaction was approved by IBG, Inc.’s audit committee of its board of directors. The trading loss is reported in trading gains in the consolidated statement of income. Because the recovery of the loss was received from an affiliate, the payment to THE was accounted for as a capital contribution, $3,813 was recorded as an increase to additional paid in capital, with the remainder recorded as an increase to minority interest.

19. Subsequent Event

On January 16, 2009, IBG LLC paid a dividend to its members of $37,700, of which IBG, Inc.’s pro rata allocation was $3,925.

*****

SUPPLEMENTARY DATA

Quarterly results (unaudited)

The Company’s unaudited quarterly results for 2008 reflect the consolidated operating results of IBG, Inc and its subsidiaries. The Company’s unaudited quarterly results for 2007 reflect the consolidated operating results of IBG LLC and its subsidiaries prior to May 4, 2007 and reflect the consolidated operating results of IBG, Inc. and its subsidiaries from May 4, 2007 through December 31, 2007.

(in millions except per share data)

	2008 Quarterly Data
	First	Second	Third	Fourth

Revenues	$ 641.5	$ 498.0	$ 567.8	$ 474.8
Interest expense	113.1	102.6	70.8	45.5
Net revenues	528.4	395.4	497.0	429.3
Non-interest expenses:
Execution and clearing	87.1	74.0	82.9	78.7
Employee compensation and benefits	41.4	38.5	39.5	38.6
Other	25.9	23.6	27.2	43.0
Total non-interest expenses	154.4	136.1	149.6	160.3
Income before income taxes and minority interest	374.0	259.3	347.4	269.0
Income tax expense	33.4	28.6	32.4	34.0
Minority interest	313.4	212.4	287.8	214.7
Net income	$ 27.2	$ 18.3	$ 27.2	$ 20.3

Basic earnings per share	$ 0.68	$ 0.45	$ 0.67	$ 0.50
Diluted earnings per share	$ 0.66	$ 0.44	$ 0.65	$ 0.49

	2007 Quarterly Data
	First	Second	Third	Fourth

Revenues	$ 464.3	$ 438.3	$ 587.9	$ 532.9
Interest expense	133.6	143.5	142.7	135.4
Net revenues	330.7	294.8	445.2	397.5
Non-interest expenses:
Execution and clearing	90.1	81.4	85.2	79.0
Employee compensation and benefits	32.8	28.9	31.0	26.1
Other	17.5	19.8	21.1	23.7
Total non-interest expenses	140.4	130.1	137.3	128.8
Income before income taxes and minority interest	190.3	164.7	307.9	268.7
Income tax expense	6.1	5.4	27.3	24.2
Net income	0.0	84.1	258.4	225.6
	$ 184.2	$75.2	$ 22.2	$ 18.9

Basic earnings per share		$ 0.17	$ 0.55	$ 0.47
Diluted earnings per share		$ 0.17	$ 0.53	$ 0.46

Reconciliation between U.S. GAAP and pro forma financials for the years ended December 31, 2007 and 2006, presented as if we had been a public company for the entire period.

INTERACTIVE BROKERS GROUP, INC. AND SUBSIDIARIES

YEAR ENDED DECEMBER 31, 2007 PRO FORMA CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Year Ended December 31, 2007
	Historical	Adjustments	Pro Forma(1)
Statement of Income Data:	(in millions, except share and per share data)
Revenues:
Trading gains	$ 888.1	$ --	$ 888.1
Commissions and execution fees	261.1	--	261.1
Interest income	782.2	--	782.2
Other income	92.0	--	92.0

Total revenues	2,023.4	--	2,023.4

Interest expense	555.2	--	555.2

Total net revenues	1,468.2	--	1,468.2

Non-interest expenses:
Execution and clearing	335.7	--	335.7
Employee compensation and benefits	118.8	--	118.8
Occupancy, depreciation and amortization	26.5	--	26.5
Communications	14.9	--	14.9
General and administrative (2)	40.5	0.2	40.7

Total non-interest expenses	536.4	0.2	536.6

Income before income taxes and minority interest	931.8	(0.2)	931.6
Income tax expense (3), (4)	46.0	25.2	71.2
Minority interest (5)	--	794.4	794.4

Net income	$ 885.8	$ (819.8)	$ 66.0

Earnings per share (6):
Basic			$1.64
Diluted			$1.59

Weighted average common shares outstanding
Basic			40,142,474
Diluted			401,317,190

See accompanying notes to unaudited pro forma consolidated statement of income.

INTERACTIVE BROKERS GROUP, INC. AND SUBSIDIARIES

YEAR ENDED DECEMBER 31, 2006 PRO FORMA CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Year Ended December 31, 2006
	Historical	Adjustments	Pro Forma(1)
Statement of Income Data:	(in millions, except share and per share data)
Revenues:
Trading gains	$ 805.1	$ --	$ 805.1
Commissions and execution fees	174.4	--	174.4
Interest income	672.1	--	672.1
Other income	85.2	--	85.2

Total revenues	1,736.8	--	1,736.8

Interest expense	484.4	--	484.4

Total net revenues	1,252.4	--	1,252.4

Non-interest expenses:
Execution and clearing	313.3	--	313.3
Employee compensation and benefits	110.1	--	110.1
Occupancy, depreciation and amortization	22.7	--	22.7
Communications	12.6	--	12.6
General and administrative (2)	32.1	0.2	32.3

Total non-interest expenses	490.8	0.2	491.0

Income before income taxes and minority interest	761.6	(0.2)	761.4
Income tax expense (3), (4)	27.4	24.9	52.3
Minority interest (5)	--	658.5	658.5

Net income	$ 734.2	$ (683.6)	$ 50.6

Earnings per share (6):
Basic			$ 1.26
Diluted			$ 1.22

Weighted average common shares outstanding
Basic			40,142,196
Diluted			401,317,851

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. IBG, Inc.’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

                Our internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of IBG, Inc.; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of IBG, Inc.’s management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

                Because of its inherent limitations, internal control over financial reporting my not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of IBG, Inc.’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment and those criteria, management concluded that IBG, Inc. maintained effective internal control over financial reporting as of December 31, 2008.

IBG, Inc.’s independent registered public accounting firm has audited and issued a report on its internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Interactive Brokers Group, Inc.

Greenwich, CT

We have audited the internal control over financial reporting of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of and for the year ended December 31, 2008 and the related consolidated statements of income, changes in redeemable members’ interests and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 25, 2009 expressed an unqualified opinion on those financial statements.

/s/ Deloitte and Touche LLP

New York, New York

February 25, 2009

Changes in Internal Control over Financial Reportng

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2008 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

                Information related to the Company’s directors and nominees under the following captions in the Company’s Proxy Statement is incorporated by reference herein.

•	“Item 1 – Election of Directors”

•	“Item 1 – Election of Directors – Board Meetings and Committees”

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

ITEM 11. EXECUTIVE COMPENSATION

Information relating to director and executive officer compensation under the following captions in the Company’s Proxy Statement is incorporated by reference herein.

•	“Compensation of Directors”

•	“Executive Compensation”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                 Other information relating to security ownership of certain beneficial owners and management is set forth under the caption “Beneficial Ownership of Directors, Executive Officers and Owners of More than Five Percent” in the Company’s Proxy Statement and such information is incorporated by reference herein

ITEM 13. TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

Information regarding certain relationships and related transactions under the following caption in the Company’s Proxy Statement and such information is incorporated by reference herein.

•	“Certain Relationships and Related Transactions”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and under the following caption in the Company’s Proxy Statement is incorporated by reference herein.

•	“Item 2- Ratification of Appointment of Independent Registered Public Accounting Firm”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the annual report on Form 10-K are listed on page 55 hereof and in Part II, Item 8 hereof.

2.	Financial Statement Schedule

The financial statement schedule required in the annual report on Form 10-K is listed on page 93 hereof. The required schedule appears on pages F-1 through F-5 hereof.

3.	Exhibits
Exhibit
Number	Description

11.1	Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part II, Item 8, Note 4 to the Consolidated Financial Statements (Initial Public Offering
Recapitaization) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

21.1	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEMS. 15 (a)(1) and 15 (a)(2) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Interactive Brokers Group, Inc.

Greenwich, CT

We have audited the financial statements of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and the Company's internal control over financial reporting as of December 31, 2008, and have issued our reports thereon dated February 25, 2009; such consolidated financial statements and reports are included in this 2008 Annual Report on Form 10-K for the year ended December 31, 2008.  Our audits also included the financial statement schedule of the Company listed in the accompanying index at Item 15.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York

February 25, 2009

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)
CONDENSED STATEMENTS OF FINANCIAL CONDITION

As of December 31,
(in thousands, except share and per share amounts)	2008	2007

Assets
Cash and cash equivalents	$608	$1,646
Investments in subsidiaries, equity basis	461,131	355,624
Receivable from affiliates	14,067	4,619
Other assets	354,749	370,580
Total assets	$830,555	$732,469

Liabilities and stockholders' equity

Liabilities:
Payable to affiliates	$313,801	$323,901
Accrued expenses and other liabilities	2,900	165
	316,701	324,066
Stockholders' equity:
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 45,336,255 and
43,270,823, Outstanding – 40,536,615 and 40,143,760 shares
at December 31, 2008 and 2007	453	433
Class B – Authorized, Issued and Outstanding – 100 shares
at December 31, 2008 and 2007	--	--
Additional paid-in capital	485,837	450,667
Retained earnings, including accumulated other comprehensive income
of $3,907 and $4,109 at December 31, 2008 and 2007	145,114	52,269
Treasury stock, at cost, 4,799,640 and 3,127,063 shares
at December 31, 2008 and 2007	(117,550)	(94,966)
Total stockholders’ equity	513,854	408,403
Total liabilities and stockholders' equity	$830,555	$732,469

 See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Year ended December 31,
(in thousands)	2008	2007	2006

Revenues – dividends, interest and other	$5	$19	$373
Expenses:

Interest expense	-	6,721	19,244
Other	5	15,330	37,475
Delaware franchise taxes	165	165	-
Total expenses	170	22,216	56,719

Loss before equity in income of subsidiary	(165)	(22,197)	(56,346)
Equity in income of subsidiary, net of tax	93,212	322,689	790,515
Net income	$93,047	$300,492	$734,169
Net income available for common stockholders	$93,047	$48,160
Cumulative translation adjustment, net of tax	(202)	4,109	51,293
Comprehensive income	$92,845	$52,269	$785,462

 See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS

Year ended December 31,
(in thousands)	2008	2007	2006

Cash flows from operating activities:
Net income	$93,047	$300,492	$734,169
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income of subsidiary	(93,212)	(322,689)	(603,640)
Deferred income taxes	15,336	11,372	-
Amortization	-	2,470	5,976
Changes in operating assets and liabilities	(41,915)	159,425	(123,774)
Net cash provided by (used in) operating activities	(26,744)	151,070	12,731
Cash flows from investing activities	25,706	(1,168,546)	13,103
Cash flows from financing activities	-	1,018,507	(26,859)
Net increase (decrease) in cash and cash equivalents	(1,038)	1,031	(1,025)
Cash and cash equivalents at beginning of year	1,646	615	1,640
Cash and cash equivalents at end of year	$608	$1,646	$615

Supplemental disclosures of cash flow information:
Taxes paid	$7,298	$6,874	$-
Interest paid	$-	$6,529	$18,247

 See accompanying notes to the condensed financial statements.

1.	Basis of Presentation

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

The condensed financial statements as of December 31, 2006 and for the year then ended relate to IBG LLC. The condensed statements of financial condition as of December 31, 2008 and 2007 reflect the condensed statements of financial condition of IBG, Inc. The condensed statements of income and of cash flows for the year ended December 31, 2007 reflect the condensed operating results and cash flows of IBG LLC prior to May 4, 2007 and reflect the condensed operating results and cash flows of IBG, Inc. from May 4, 2007 through December 31, 2007. The condensed statements of income and of cash flows for the year ended December 31, 2008 reflect the condensed operating results and cash flows of IBG, Inc.

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

2.Transactions with Affiliates

As of December 31, 2008 and 2007, receivables from IBG LLC of $14,067 and $4,619 related to the lending of excess funds at variable rates to IBG LLC for use in its operations. Interest earned for the year ended December 31, 2008 was $336 and interest earned for the period from May 4, 2007 through December 31, 2007 was $137. Dividends received from IBG LLC for the year ended December 31, 2008 were $25,706 and dividends received for the period from May 4, 2007 through December 31, 2007 were $12,772.

As of December 31, 2008 and 2007, payable to affiliates of $313,801 and $323,901 consisted substantially of amounts payable to IBG Holdings LLC under the Tax Receivable Agreement (refer to Note 4 to the consolidated financial statements).

3. Stockholders’ Equity

Refer to Note 4 to the consolidated financial statements.

4. Employee Stock Plans

Refer to Note 12 to the consolidated financial statements.

5. Commitments, Contingencies and Guarantees

Refer to Note 15 to the consolidated financial statements.

6.	Subsequent Events

On January 16, 2009, IBG LLC paid a dividend to its members of $37,700, of which IBG, Inc.’s pro rata allocation was $3,925.

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

Date: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Peterffy	Chairman of the Board of Directors, Chief	March 2, 2009
Thomas Peterffy	Executive Officer and President
(Principal Executive Officer)

/s/ Paul J. Brody	Chief Financial Officer, Treasurer, Secretary	March 2, 2009
Paul J. Brody	and Director (Principal Financial Officer)

/s/ Timothy E. Rogers	Controller (Principal Accounting Officer)	March 2, 2009
Timothy E. Rogers

/s/ Lawrence E. Harris	Director	March 2, 2009
Lawrence E. Harris

/s/ Hans R. Stoll	Director	March 2, 2009
Hans R. Stoll

/s/ Ivers W. Riley	Director	March 2, 2009
Ivers W. Riley