Form 10-Q
period 2009-03-31
Interactive Brokers Group, Inc.
filed 2009-05-11
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________

FORM 10-Q
__________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	SS Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒.

As of May 8, 2009, there were 40,536,615 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

INTERACTIVE BROKERS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

PART I: FINANCIAL INFORMATION

Financial Statements Introductory Note

Interactive Brokers Group, Inc. (“IBG, Inc.” or the “Company”) is a holding company whose primary asset is its ownership of approximately 10.4% of the membership interests of IBG LLC (the “Group”).

We are an automated global electronic market maker and broker specializing in routing orders and executing and processing trades in securities, futures and foreign exchange instruments on more than 80 electronic exchanges and trading venues around the world. In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut as well as from Chicago, Illinois and Lake Forest, California. Abroad, we conduct business through offices located in Canada, England, Switzerland, Hong Kong, India, Japan and Australia. At March 31, 2009 we had 765 employees worldwide.

On May 3, 2007, IBG, Inc. priced its initial public offering (the “IPO”) of shares of its Class A common stock, par value $0.01 per share (the “Common Stock”). In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC, and became the sole managing member of IBG LLC, the holding company for our businesses, and began to consolidate IBG LLC’s financial results into its financial statements. When we use the terms “we,” “us,” and “our,” we mean IBG, Inc. and its subsidiaries (including IBG LLC). Unless otherwise indicated, the term “common stock” refers to the Class A common stock of IBG, Inc. (Note 4).

          In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” Adoption of SFAS No. 160 as of January 1, 2009 required the Company to report non-controlling interests in subsidiaries (formerly reported as “minority interests”) as a separate component of equity in the current period and had the retrospective effect of increasing reported equity in the unaudited condensed consolidated statement of financial position by $3,894,207 as of December 31, 2008. SFAS No. 160 also requires changes in presentation and retrospective disclosure of non-controlling interests in the statements of income, of cash flows and of changes in equity for all periods presented. Accordingly, the accompanying unaudited condensed consolidated financial statements are presented as if SFAS No.160 had been applicable historically. The reclassifications made to prior periods had no effect on previously reported results of operations or cash flows.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(Unaudited)
	March 31,	December 31,
(in thousands, except share data)	2009	2008
Assets
Cash and cash equivalents	$ 703,492	$ 943,497
Cash and securities - segregated for regulatory purposes	5,448,337	4,992,121
Securities borrowed	3,534,592	5,911,881
Securities purchased under agreements to resell	403,890	715,732
Trading assets, at fair value:
Financial instruments owned	9,801,617	10,049,481
Financial instruments owned and pledged as collateral	975,520	1,065,180
	10,777,137	11,114,661
Other receivables:
Customers, less allowance for doubtful accounts of $18,154 and
$17,572 at March 31, 2009 and December 31, 2008	1,879,924	1,621,162
Brokers, dealers and clearing organizations	1,851,802	2,527,981
Receivable from affiliate	642	641
Interest	20,135	25,185
	3,752,503	4,174,969
Other assets	515,879	503,774
Total assets	$ 25,135,830	$ 28,356,635

Liabilities and equity
Liabilities:
Trading liabilities - financial instruments sold but not yet purchased,
at fair value	$ 9,978,883	$ 13,476,757
Securities loaned	733,358	656,625
Short-term borrowings	248,729	208,117
Other payables:
Customers	7,636,317	6,929,617
Brokers, dealers and clearing organizations	1,405,305	1,614,810
Payable to affiliate	313,805	313,800
Accounts payable, accrued expenses and other liabilities	227,077	289,659
Interest	11,458	16,135
	9,593,962	9,164,021
Senior notes payable	146,090	143,054
Senior secured credit facility	-	300,000

Commitments, contingencies and guarantees

Equity:
Stockholders’ equity:
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 45,336,255
Outstanding – 40,536,615 shares at March 31, 2009
and December 31, 2008	453	453
Class B – Authorized, Issued and Outstanding – 100 shares
at March 31, 2009 and December 31, 2008	-	-
Additional paid-in capital	485,839	485,837
Retained earnings	153,829	141,207
Accumulated other comprehensive income, net of income taxes of ($1,488) and $2,271 at
March 31, 2009 and December 31, 2008	(2,560)	3,907
Treasury stock, at cost, 4,799,640 shares at March 31, 2009 and December 31, 2008	(117,550)	(117,550)
Total stockholders’ equity	520,011	513,854
Non-controlling interests	3,914,797	3,894,207
Total equity	4,434,808	4,408,061
Total liabilities and equity	$ 25,135,830	$ 28,356,635

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
(in thousands, except for shares or per share amounts)	2009	2008
Revenues:
Trading gains	$ 180,454	$ 378,640
Commissions and execution fees	84,264	88,247
Interest income	26,321	143,920
Other income	21,486	30,850
Total revenues	312,525	641,657

Interest expense	16,184	113,138

Total net revenues	296,341	528,519

Non-interest expenses:
Execution and clearing	61,143	87,159
Employee compensation and benefits	42,822	41,374
Occupancy, depreciation and amortization	9,561	8,525
Communications	5,001	3,995
General and administrative	10,867	13,442
Total non-interest expenses	129,394	154,495

Income before income taxes	166,947	374,024

Income tax expense	11,832	33,413
Net income	155,115	340,611
Less net income attributable to non-controlling interests	142,493	313,420
Net income available for common stockholders	$ 12,622	$ 27,191

Earnings per share:
Basic	$ 0.31	$ 0.68
Diluted	$ 0.30	$ 0.66

Weighted average common shares outstanding:
Basic	40,536,715	40,143,860
Diluted	399,045,731	401,292,908

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended March 31,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income	$ 155,115	$ 340,611
Adjustments to reconcile net income to net cash provided by operating activities:
Translation (gains) losses	(34,745)	47,770
Deferred income taxes	11,348	14,382
Depreciation and amortization	4,980	4,350
Employee stock plan compensation	7,909	6,836
Losses on non-trading investments, net	636	642
Bad debt expense and other	725	1,048
Change in operating assets and liabilities:
Increase in cash and securities - segregated for regulatory purposes	(456,225)	(312,027)
Decrease in securities borrowed	2,370,088	322,405
Decrease in securities purchased under agreements to resell	311,844	35,001
Decrease in trading assets	308,237	1,672,840
Increase in receivables from customers	(258,417)	(38,067)
Decrease in other receivables	677,100	916,828
(Increase) decrease in other assets	(7,219)	27,562
Decrease in trading liabilities	(3,522,643)	(1,349,904)
Increase (decrease) in securities loaned	74,884	(335,240)
Increase (decrease) in payable to customers	708,102	(145,724)
Decrease in other payables	(295,037)	(481,237)
Net cash provided by operating activities	56,682	728,076
Cash flows from investing activities:
(Purchase) sale of investments	(7,565)	300
Distribution received from equity investment	1,130	-
Purchase of property and equipment	(4,991)	(4,265)
Net cash used in investing activities	(11,426)	(3,965)
Cash flows from financing activities:
Dividends paid to IBG Holdings LLC	(33,781)	(33,043)
Reduction in non-controlling interest in subsidiary	22	-
Issuance of senior notes	109,704	124,699
Redemptions of senior notes	(106,668)	(120,132)
Borrowings under senior secured credit facility	-	300,000
Repayments of senior secured credit facility	(300,000)	(450,000)
Increase (decrease) in short-term borrowings, net	51,809	(403,483)
Net cash used in financing activities	(278,914)	(581,959)
Effect of exchange rate changes on cash and cash equivalents	(6,347)	31,459
Net (decrease) increase in cash and cash equivalents	(240,005)	173,611
Cash and cash equivalents at beginning of period	943,497	521,776
Cash and cash equivalents at end of period	$ 703,492	$ 695,387

Supplemental disclosures of cash flow information:
Interest paid	$ 20,860	$ 124,432
Taxes paid	$ 68,664	$ 13,655

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Equity
Three months ended March 31, 2009
(Unaudited)
(in thousands, except for share amounts)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interests	Total Equity

Balance, January 1, 2009	40,536,715	$ 453	$ 485,837	$ (117,550)	$ 141,207	$ 3,907	$ 513,854	$ 3,894,207	$ 4,408,061

Dividends paid by IBG LLC to
non-controlling interests							-	(33,781)	(33,781)
Reduction in non-controlling
interest in subsidiary			2				2	20	22
Comprehensive income:
Net income					$ 12,622		12,622	142,493	155,115
Cumulative translation adjustment, net of
income taxes of ($3,758)						(6,467)	(6,467)	(88,142)	(94,609)

Total comprehensive income					12,622	(6,467)	6,155	54,351	60,506
Balance, March 31, 2009	40,536,715	$ 453	$ 485,839	$ (117,550)	$ 153,829	$ (2,560)	$ 520,011	$ 3,914,797	$ 4,434,808

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

1.	Organization and Nature of Business

Interactive Brokers Group, Inc. ("IBG, Inc." or the "Company") is a Delaware holding company whose primary asset is its ownership of approximately 10.4% of the membership interests of IBG LLC, which, in turn, owns all operating subsidiaries (collectively, "IBG LLC" or the "Group"). The accompanying unaudited condensed consolidated financial statements of IBG, Inc. reflect the consolidation of IBG, Inc.’s investment in IBG LLC for all periods presented (Note 4). IBG LLC is an automated global market maker and electronic broker specializing in routing orders and processing trades in securities, futures and foreign exchange instruments.

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

Certain of the Operating Companies are members of various securities and commodities exchanges in North America, Europe and the Asia/Pacific region. Other than IB LLC, IBUK IBC and IBI, the Operating Companies do not carry securities accounts for customers or perform custodial functions relating to customer securities.

2.	Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements as of and for the three month periods ended March 31, 2009 and 2008 and the unaudited condensed consolidated statement of financial condition as of December 31, 2008 reflect IBG, Inc. and its subsidiaries and are presented in U.S. dollars and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting with respect to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in IBG, Inc.’s Annual Report on Form 10-K filed with the SEC on March 2, 2009.

          Adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” as of January 1, 2009 required the Company to report non-controlling interests in subsidiaries (formerly reported as “minority interests”) as a separate component of equity in the current period and had the retrospective effect of increasing reported equity in the unaudited condensed consolidated statement of financial position by $3,894,207 as of December 31, 2008. SFAS No. 160 also requires changes in presentation and retrospective disclosure of non-controlling interests in the statements of income, of cash flows and of changes in equity for all periods presented. Accordingly, the accompanying unaudited condensed consolidated financial statements are presented as if SFAS No.160 had been applicable historically. Non-controlling interests in subsidiaries reported in Equity in the unaudited condensed consolidated statement of financial condition includes immaterial non-controlling interests in subsidiaries of IBG LLC in addition to IBG Holdings LLC’s non-controlling interest in IBG LLC. Net income attributable to non-controlling interests in subsidiaries of IBG LLC, which is collectively immaterial, has been reclassified from other income to net income attributable to non-controlling interests in the unaudited condensed consolidated statements of income for all periods presented. The reclassifications made to prior periods had no effect on previously reported net income available to common stockholders or cash flows.

Gains and losses from foreign currency transactions are included in trading gains and losses where related to market making activities or in interest income where related to investment of customer funds as part of electronic brokerage activities in the unaudited condensed consolidated statements of income. Non-U.S. subsidiaries have a functional currency (i.e., the currency in which activities are primarily conducted) that is other than the U.S. dollar. Such subsidiaries’ assets and liabilities are translated to U.S. dollars at year-end exchange rates, while revenues and expenses are translated at average exchange rates during the year. Adjustments that result from translating amounts from a subsidiary’s functional currency to the U.S. dollar are reported in redeemable members’ interests or stockholders’ equity as a component of accumulated other comprehensive income.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries. As sole managing member of IBG LLC, IBG, Inc. exerts control over the Group’s operations. In accordance with Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” and SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries,” the Company consolidates the Group’s unaudited condensed consolidated financial statements and records as non-controlling interests the interests in the Group that IBG, Inc. does not own. The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control. All inter-company balances and transactions have been eliminated. Pursuant to the revised Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” IBG, Inc. would also consolidate any Variable Interest Entities (“VIEs”) of which it is the primary beneficiary.  IBG, Inc. currently is not the primary beneficiary of any such entities and therefore no VIEs are included in the unaudited condensed consolidated financial statements.

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

Fair Value

At March 31, 2009 and December 31, 2008, substantially all of IBG, Inc.’s assets and liabilities, including financial instruments, were carried at fair value based on market prices, as published by exchanges and clearinghouses, or were assets which are short-term in nature (such as U.S. government treasury bills or spot foreign exchange) and were carried at amounts that approximate fair value.

IBG, Inc. applies the fair value hierarchy of SFAS No. 157, “Fair Value Measurements” to prioritize the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy are:

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

Earnings Per Share

Earnings per share (“EPS”) is computed in accordance with SFAS No. 128, “Earnings Per Share.” Shares of Class A and Class B common stock share proportionately in the earnings of IBG, Inc. Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding. Diluted earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average percentage of IBG LLC interests owned by IBG, Inc. during the period to arrive at an amount of net income that would be available for common stockholders on a fully-diluted basis if all member interests in IBG LLC currently held by IBG Holdings LLC had been sold to IBG, Inc. and an equivalent number of shares of Common Stock had been issued by IBG, Inc. This resulting net income is divided by the weighted average total number of shares of Class A and Class B common stock that would be

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

outstanding if such a transaction had occurred, and includes shares of Common Stock issued and issuable under the 2007 ROI Unit Stock Plan and shares of Common Stock issued under the 2007 Stock Incentive Plan (Note 6).

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

Cash and Securities — Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets. In addition, substantially all of the Operating Companies are members of various clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities.

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

Investments

IBG, Inc. makes certain strategic investments and accounts for these investments under the equity method of accounting as required under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” including where the investee is a limited partnership or limited liability company. Investments are accounted for under the equity method of accounting when IBG, Inc. has significant influence over the investee. Investments accounted for under the equity method are recorded at the fair value amount of IBG, Inc.’s investment and adjusted each period for IBG, Inc.’s share of the investee’s income or loss. IBG, Inc.’s share of the income or losses from equity investments is reported as a component of other income in the unaudited condensed consolidated statements of income and the recorded amounts of IBG, Inc.’s equity investments, which are included in other assets in the unaudited condensed consolidated statements of financial condition, increase or decrease accordingly. Distributions received from equity investees are recorded as reductions to the respective investment balance.

A judgmental aspect of accounting for investments is evaluating whether an other-than-temporary decline in the value of an investment has occurred. The evaluation of an other-than-temporary impairment is dependent on specific quantitative and qualitative factors and circumstances surrounding an investment, including recurring operating losses, credit defaults and subsequent rounds of financing. None of IBG, Inc.’s equity investments have readily determinable market values. All equity investments are reviewed for changes in circumstances or occurrence of events that suggest IBG, Inc.’s investment may not be recoverable. If an unrealized loss on any investment is considered to be other-than-temporary, the loss is recognized in the period the determination is made. IBG, Inc. also holds exchange memberships and investments in equity securities of certain exchanges as required to qualify as a clearing member, and strategic investments in corporate stock that do not qualify for equity method accounting. Such investments are recorded at cost or, if an other-than-temporary impairment in value has occurred, at a value that reflects management’s estimate of the impairment, and are included in other assets in the unaudited condensed consolidated statements of financial condition. Dividends are recognized as a component of other income as such dividends are received.

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

Income Taxes

IBG, Inc. accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of assets and liabilities, and FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN No. 48 clarifies the accounting for uncertainty of income tax positions recognized in financial statements in accordance with SFAS No. 109, prescribing a “more likely than not” threshold and measurement attribute for recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in an income tax return.

The Group has historically operated in the United States as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. Accordingly, the Group’s income, which is allocated proportionately to the Group’s members, the Company and IBG Holdings LLC, is not subject to U.S. federal income taxes at the Group level. Taxes related to income earned by partnerships represent obligations of the individual partners. Therefore, the Company’s U.S Federal income tax expense is assessed on the Company’s proportionate share of the Group’s income that is subject to tax.

Income taxes attributable to the Group and included in income tax expense in the Company’s unaudited condensed consolidated statements of income are primarily incurred in non-U.S. subsidiaries. Outside the United States, the Group principally operates through subsidiary corporations and is subject to local income taxes. State and local income taxes reported in the unaudited condensed consolidated statements of income represent taxes assessed on the Company’s proportionate share of the Group’s income that is subject to tax and taxes assessed on the Group by jurisdictions that do not recognize the Group’s limited liability company status. Foreign income taxes paid on dividends received are also reported as income taxes.

Subsequent to the IPO, income tax expenses have been accrued for IBG, Inc.’s proportionate share of the Group’s income that is subject to federal and state income taxes. IBG, Inc. recognizes interest related to income tax matters as interest income or expense and penalties related to income tax matters as income tax expense.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) replaces SFAS No. 141, mandating changes in the accounting for business combinations most notably that changes in purchase price allocations, if made, are required to be applied retrospectively, whereas under SFAS No. 141, such changes were applied prospectively. The Company adopted SFAS No. 141(R) as of January 1, 2009. The Company has not entered into any business combination transactions as of March 31, 2009 and therefore cannot anticipate whether adoption of SFAS No. 141(R) will have a material effect on its unaudited condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 2008. Adoption of SFAS No. 161 as of January 1, 2009 did not have a material effect on IBG, Inc.’s unaudited condensed consolidated statements of financial condition, income or cash flows.

In November 2008, the SEC issued its “Roadmap for the Potential Use of Financial Statements Prepared in Accordance with International Financial Reporting Standards by U.S. Issuers” (“IFRS Roadmap”). The IFRS Roadmap would require SEC registrants to prepare their financial statements in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board in 2014. IFRS is increasingly being applied by financial statement preparers in countries outside the U.S. One of the stated purposes of the IFRS Roadmap is that adopting IFRS will provide a global set of high-quality accounting standards so that U.S. investors would have an enhanced ability to compare financial information of U.S. companies with that of non-U.S. Companies. In issuing the IFRS Roadmap, the SEC stated that, in 2011, it will determine whether to proceed with

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

rulemaking to require the use of IFRS by U.S. registrants beginning in 2014. Management is assessing the potential impact of adopting IFRS on the Company’s unaudited condensed consolidated financial statements.

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

Concentrations of Credit Risk

IBG, Inc.’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of March 31, 2009, the Company did not have any concentrations of credit risk.

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

4.	Equity and Earnings Per Share

          In connection with its IPO in May 2007, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. IBG Holdings LLC wholly owns all Class B common stock, which common stock has voting rights in proportion to its ownership interests in IBG LLC, approximately 89.6% as of March 31, 2009. The unaudited condensed consolidated financial statements reflect the results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC, and IBG Holdings LLC’s ownership interests in IBG LLC are reported as non-controlling interests.

          Adoption of SFAS No. 160 as of January 1, 2009 (Note 2) required the Company to report non-controlling interests in subsidiaries (formerly reported as “minority interests”) as a separate component of equity in the current period and had the retrospective effect of increasing reported equity in the unaudited condensed consolidated statement of financial position by $3,894,207 as of December 31, 2008.

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

The Exchange Agreement also provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from IBG Holdings LLC, which is expected to result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, holders of IBG Holdings LLC member interests will be able to request redemption of such member interests over an eight (8) year period following the IPO; 12.5% annually for seven (7) years and 2.5% in the eighth year. The primary manner in which redemptions are expected to be funded is from the proceeds from sales of additional

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

shares of Common Stock. Three hundred sixty (360) million shares of authorized Common Stock were reserved for such future sales.

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

          The Exchange Agreement provides that IBG LLC, using its available liquidity, may facilitate the redemption by IBG Holdings LLC of interests held by its members. In May 2008, in lieu of the above-referenced offering, with the consent of IBG Holdings LLC and IBG, Inc. (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed to redeem membership interests from IBG Holdings LLC at their fair value of $72,015, equivalent to $29.99 per share of Class A common stock. As a consequence of this transaction, IBG, Inc.’s interest in IBG LLC increased to approximately 10.4%, with IBG Holdings LLC owning the remaining 89.6%. The redemptions also resulted in an increase in the IBG Holdings LLC interest held by Thomas Peterffy and his affiliates from approximately 84.6% to approximately 85.2%.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc. the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. A deferred tax asset of $380,785 was recorded as of the IPO date, which deferred tax asset is being amortized as additional deferred income tax expense over 15 years, as allowable under current tax law. As of March 31, 2009 and December 31, 2008, the unamortized balance of the deferred tax asset was $347,911 and $351,632, respectively. IBG, Inc. also entered into an agreement (the “Tax Receivable Agreement”) with IBG Holdings LLC to pay IBG Holdings LLC (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of the tax basis increase. As of the IPO date, a payable to IBG Holdings LLC of $323,668 was recorded by IBG, Inc. Amounts payable under the Tax Receivable Agreement are subject to repayment to IBG Holdings LLC annually upon the filing of IBG, Inc.’s federal income tax return. The remaining 15%, $57,117, was accounted for as a permanent increase to additional paid-in capital in the unaudited condensed consolidated statement of financial condition. In December 2008, the Company paid IBG Holdings LLC $9,898 pursuant to the terms of the Tax Receivable Agreement.

          Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As described previously in Note 2 and in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of IBG Holdings LLC’s ownership of IBG LLC. At March 31, 2009, 1,000,000,000 shares of Class A common stock are authorized, of which 45,336,255 shares have been issued; and 40,536,615 shares were outstanding as of March 31, 2009 and December 31, 2008, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of March 31, 2009 and December 31, 2008. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of March 31, 2009 and December 31, 2008.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

	Three month period ended
	March 31,
	2009	2008
Basic earnings per share:

Net income available for common stockholders	$ 12,622	$ 27,191

Weighted average shares of common stock outstanding:
Class A	40,536,615	40,143,760
Class B	100	100
	40,536,715	40,143,860

Basic earnings per share	$ 0.31	$ 0.68

Diluted earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average percentage of IBG LLC interests owned by IBG, Inc. to arrive at an amount of net income that would be available for common stockholders on a fully-diluted basis if all member interests in IBG LLC currently held by IBG Holdings LLC had been sold to IBG, Inc. and an equivalent number of shares of Common Stock had been issued by IBG, Inc. This resulting net income is divided by the weighted average total number of shares of Class A and Class B common stock for the periods presented that would be outstanding if such a transaction had occurred, and includes shares of Common Stock issued and issuable pursuant to the 2007 ROI Unit Stock Plan and shares of Common Stock issued under the 2007 Stock Incentive Plan (Note 6):

	Three month period ended
	March 31,
	2009	2008
Diluted earnings per share:

Net income available for common stockholders	$ 121,413	$ 263,818

Weighted average shares of common stock outstanding:
Class A:
Issued and outstanding	40,536,615	40,143,760
Assumed issuance in exchange for remaining interests in IBG LLC	357,561,194	359,977,731
Issuable pursuant to 2007 ROI Unit Stock Plan	947,822	1,171,317
Class B	100	100
	399,045,731	401,292,908

Diluted earnings per share	$ 0.30	$ 0.66

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

5.	Financial Instruments Owned and Sold, But Not Yet Purchased, at Fair Value

Financial instruments owned, including those pledged as collateral, and financial instruments sold, but not yet purchased consisted of the following, at fair value, at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
		Sold, But Not		Sold, But Not
	Owned	Yet Purchased	Owned	Yet Purchased

Stocks	$ 2,861,591	$ 3,349,128	$ 2,841,974	$ 5,365,694
Options	7,637,408	6,628,798	7,893,668	8,110,754
U.S. and foreign government obligations	178,088	-	286,563	-
Warrants	89,102	-	78,382	-
Corporate bonds	4,264	50	4,671	52
Discount certificates	6,684	-	8,171	-
Currency forward contracts	-	907	1,232	257
	$ 10,777,137	$ 9,978,883	$ 11,114,661	$ 13,476,757

The following tables set forth, by level within the fair value hierarchy (Note 2), financial instruments owned and financial instruments sold, but not yet purchased, which consisted of the following, at fair value as of March 31, 2009 and December 31, 2008. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

	Financial Assets At Fair Value as of March 31, 2009

	Level 1	Level 2	Level 3	Total
Securites owned:
Stocks	$ 2,861,591	$ -	$ -	$ 2,861,591
Options	7,637,408	-	-	7,637,408
U.S. and foreign government obligations	178,088	-	-	178,088
Warrants	89,102	-	-	89,102
Corporate bonds	4,264	-	-	4,264
Discount certificates	6,684	-	-	6,684
	$ 10,777,137	$ -	$ -	$ 10,777,137

	Financial Liabilities At Fair Value as of March 31, 2009

	Level 1	Level 2	Level 3	Total
Securities sold, not yet purchased:
Stocks	$ 3,349,128	$ -	$ -	$ 3,349,128
Options	6,628,798	-	-	6,628,798
Corporate bonds	50	-	-	50
Currency forward contracts	-	907	-	907
	$ 9,977,976	$ 907	$ -	$ 9,978,883

	Financial Assets At Fair Value as of December 31, 2008

	Level 1	Level 2	Level 3	Total
Securites owned:
Stocks	$ 2,841,974	$ -	$ -	$ 2,841,974
Options	7,893,668	-	-	7,893,668
U.S. and foreign government obligations	286,563	-	-	286,563
Warrants	78,382	-	-	78,382
Corporate bonds	4,671	-	-	4,671
Discount certificates	8,171	-	-	8,171
Currency forward contracts	-	1,232	-	1,232
	$ 11,113,429	$ 1,232	$ -	$ 11,114,661

	Financial Liabilities At Fair Value as of December 31, 2008

	Level 1	Level 2	Level 3	Total
Securities sold, not yet purchased:
Stocks	$ 5,365,694	$ -	$ -	$ 5,365,694
Options	8,110,754	-	-	8,110,754
Corporate bonds	52	-	-	52
Currency forward contracts	-	257	-	257
	$ 13,476,500	$ 257	$ -	$ 3,476,757

6.	Employee Incentive Plans

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

As of March 31, 2009 and December 31, 2008, payables to employees for ROI Dollar Units were $19,666 and $24,158, respectively. Of these payable amounts, $8,657 and $3,769 were vested as of March 31, 2009 and December 31, 2008, respectively. These amounts are included in accounts payable, accrued expenses and other liabilities in the unaudited condensed consolidated statements of financial condition. Compensation expense for the ROI Dollar Unit plan, included in the unaudited condensed consolidated statement of income was $366 and $3,695 for the three month periods ended March 31, 2009 and 2008, respectively.

2007 ROI Unit Stock Plan

In connection with the IPO, IBG, Inc. adopted the Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan (the “ROI Unit Stock Plan”). Under this plan, certain employees of the Group who held ROI Dollar Units, at the employee’s option, elected to invest their ROI Dollar Unit accumulated earnings as of December 31, 2006 in shares of Common Stock. An aggregate of 1,271,009 shares of Common Stock (consisting of 1,250,000 shares issued under the ROI Unit Stock Plan and 21,009 shares under the 2007 Stock Incentive Plan, as described below), with a fair value at the date of grant of $38,143, were issued to IBG LLC, to be held as Treasury stock, to be distributed to employees in accordance with the following schedule, subject to the conditions below:

•	10% on the date of the IPO (or on the first anniversary of the IPO, in the case of U.S. ROI Unit holders who made the above-referenced elections after December 31, 2006); and

•	an additional 15% on each of the first six anniversaries of the date of the IPO, assuming continued employment with IBG, Inc. and compliance with other applicable covenants

Of the fair value at the date of grant, $17,806 represented the accumulated ROI Dollar Unit value elected to be invested by employees in Common Stock and such amount was accrued for as of December 31, 2006. The remainder is being ratably accrued as compensation expense by the Group from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule. Compensation expense for the 2007 ROI Unit Stock Plan and related grants under the 2007 Stock Incentive Plan, net of the effect of forfeitures, included in the unaudited condensed consolidated statement of income for the three month periods ended March 31, 2009 and 2008 was $861 and $1,200, respectively. Estimated future compensation costs for unvested awards at March 31, 2009 were $14.5 million.

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

The Stock Incentive Plan is administered by the Compensation Committee of IBG, Inc.’s Board of Directors. The Compensation Committee has discretionary authority to determine which employees are eligible to participate in the Stock Incentive Plan and establishes the terms and conditions of the awards, including the number of awards granted to each employee and all other terms and conditions applicable to such awards in individual grant agreements. Awards are expected to be made primarily through grants of Common Stock. Stock Incentive Plan awards are subject to issuance over time and may be forfeited upon an employee’s termination of employment or violation of certain applicable covenants prior to issuance, unless determined otherwise by the Compensation Committee.

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

IBG, Inc. granted awards of Common Stock in connection with the IPO and is expected to continue to grant awards on or about January 1 of each year following the IPO to eligible employees as part of an overall plan of equity compensation. Shares of Common Stock granted are issued to IBG LLC, to be held as Treasury Stock, and are distributable to employees in accordance with the following schedule:

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

Stock Incentive Plan share grants (excluding 21,009 shares issued pursuant to the 2007 ROI Unit Stock Plan above) and the related fair values at the date of grant were:

	Shares	Fair Value at Date of Grant

In connection with IPO	927,943	$ 27,847
July 31, 2007	16,665	404
December 31, 2007	1,055,206	32,876
December 31, 2008	2,065,432	35,600
	4,065,246	$ 96,727

                Of the fair value of shares granted in connection with the IPO, at the date of grant, $14,674 represented compensation accrued as of December 31, 2006 to former members of IBG LLC, with the remainder to be ratably accrued as compensation expense by the Group from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule.

 Estimated future grants under the Stock Incentive Plan are being accrued ratably each year under the SFAS No. 123(R) “Graded Vesting” method. Compensation expense recognized in the unaudited condensed consolidated statement of income for the three month periods ended March 31, 2009 and 2008 was $7,048 and $5,636, respectively. Estimated future compensation costs for unvested awards at March 31, 2009 were $43.3 million.

Shares granted under the 2007 ROI Unit Stock Plan and the Stock Incentive Plan are subject to forfeiture in the event an employee ceases employment with the Company. The plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post-employment provisions will forfeit 50% of unvested previously granted shares unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested shares previously granted. Distributions of remaining shares to former employees will occur annually following the discontinuation of employment over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year. As of March 31, 2009, no shares have been distributed under these post-employment provisions.

The following is a summary of Stock Plan activity for the period from January 1 through March 31, 2009:

	Shares
	2007 Stock	2007 ROI Unit
	Incentive Plan	Stock Plan

Balance, December 31, 2008	3,715,073	926,813

Granted	-	-
Forfeited by employees	(4,836)	-
Distributed to employees	-	-
Balance, March 31, 2009	3,710,237	926,813

7.	Commitments, Contingencies and Guarantees

Litigation

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

IBG, Inc. accounts for potential losses related to litigation in accordance with SFAS No. 5 “Accounting for Contingencies.” As of March 31, 2009 and December 31, 2008, reserves provided for potential losses related to litigation matters were not material.

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

IBG, Inc. operates in two business segments, market making and electronic brokerage. IBG, Inc. conducts its market making business principally through its Timber Hill subsidiaries on the world’s leading exchanges and market centers, primarily in exchange-traded equities, equity options and equity-index options and futures. IBG, Inc. conducts its electronic brokerage business through its Interactive Brokers subsidiaries, which provide electronic execution and clearing services to customers worldwide.

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

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues, income before income taxes for the three month periods ended March 31, 2009 and 2008 and to total assets as of March 31, 2009 and December 31, 2008:

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

	Three month period ended March 31,
	2009	2008
Net revenues:
Market making	$ 181,944	$ 403,255
Electronic brokerage	107,396	128,228
Corporate and eliminations	7,001	(2,964)
Total net revenues	$ 296,341	$ 528,519

Income before income taxes:
Market making	$ 118,115	$ 321,042
Electronic brokerage	45,526	57,783
Corporate and eliminations	3,306	(4,801)
Total income before income taxes	$ 166,947	$ 374,024

	March 31,	December 31,
	2009	2008
Segment assets:
Market making	$ 17,155,465	$ 21,227,371
Electronic brokerage	8,798,358	8,152,375
Corporate and eliminations	(817,993)	(1,023,111)
Total assets	$ 25,135,830	$ 28,356,635

IBG, Inc. operates its automated global business in U.S. and international markets on more than 80 exchanges and market centers. A significant portion of IBG, Inc.’s net revenues are generated by unaudited condensed consolidated subsidiaries operating outside the United States. International operations are comprised of market making and electronic brokerage activities in 27 countries in Europe, Asia and North America (outside the United States). The following table presents total net revenues and income before income taxes by geographic area for the three month periods ended March 31, 2009 and 2008:

	Three month period ended March 31,
	2009	2008
Net revenues:
United States	$ 177,705	$ 331,022
International	111,631	200,397
Corporate and eliminations	7,005	(2,900)
Total net revenues	$ 296,341	$ 528,519

Income before income taxes:
United States	$ 97,343	$ 230,192
International	66,319	148,761
Corporate and eliminations	3,285	(4,929)
Total income before income taxes	$ 166,947	$ 374,024

9.	Regulatory Requirements

At March 31, 2009, aggregate excess regulatory capital for all of the Operating Companies was $3,160,315.

TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the CFTC’s minimum financial requirements (Regulation 1.17). At March 31, 2009, TH LLC had net capital of $1,319,097, which was $1,303,029 in excess of required net capital of $16,068, and IB LLC had net capital of $639,923, which was $594,381 in excess of required net capital of $45,542.

THE is subject to the Swiss National Bank eligible equity requirement. At March 31, 2009, THE had eligible equity of

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

$1,303,381, which was $984,158 in excess of the minimum requirement of $319,223.

THSHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, THA is subject to the Australian Stock Exchange liquid capital requirement, THC and IBC are subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, IBUK is subject to the U.K. Financial Services Authority financial resources requirement, IBI is subject to the National Stock Exchange of India net capital requirements and IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements.

At March 31, 2009, all of the Operating Companies were in compliance with their respective regulatory capital requirements.

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain entities within IBG, Inc. are subject to other regulatory restrictions and requirements.

10.	Related Party Transactions

Receivable from affiliate represents amounts advanced to IBG Holdings LLC. Included in receivable from and payable to customers in the accompanying unaudited condensed consolidated statement of financial condition as of March 31, 2009 and December 31, 2008 were director and officer account receivables of $25,220 and $71,823 and payables of $31,167and $55,113, respectively. Included in senior notes payable at March 31, 2009 and December 31, 2008 were senior notes purchased by directors and their affiliates of $10,330 and $9,492, respectively.

11.  Subsequent Event

          On April 16, 2009, IBG LLC paid a distribution to its members of $21,900, of which IBG, Inc.’s proportionate allocation was $2,249.

*****

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes in Item 1, included elsewhere in this report. In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 2, 2009 and elsewhere in this report.

Introduction

IBG, Inc. is a holding company whose primary asset is ownership of approximately 10.4% of the membership interests of the Group.

We are an automated global electronic market maker and broker specializing in routing orders and executing and processing trades in securities, futures and foreign exchange instruments on more than 80 electronic exchanges and trading venues around the world. Since our inception in 1977, we have focused on developing proprietary software to automate broker-dealer functions. The advent of electronic exchanges in the last 19 years has provided us with the opportunity to integrate our software with an increasing number of exchanges and trading venues into one automatically functioning, computerized platform that requires minimal human intervention.

Business Segments

The Company reports its results in two business segments, market making and electronic brokerage. These segments are analyzed separately as we derive our revenues from these two principal business activities as well as allocate resources and assess performance.

•

Market Making. We conduct our market making business through our TH subsidiaries. As one of the largest market makers on many of the world’s leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of approximately 557,000 tradable, exchange-listed products. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time. Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, thus minimizing the risk of our portfolio at all times. This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios.

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

                When we use the terms “we,” “us,” and “our,” we mean IBG, Inc. and its subsidiaries for the periods presented.

Executive Overview

Diluted earnings per share were $0.30 for the three months ended March 31, 2009, 55% lower than the same period last year. IBG, Inc.’s diluted earnings per share were $0.66 for the three months ended March 31, 2008.

Consolidated: For the three months ended March 31, 2009, our net revenues were $296.3 million and income before income taxes was $166.9 million, compared to net revenues of $528.4 million and income before income taxes of $374.0 million for the same period in 2008. Trading gains decreased 52% in the first three months of 2009, compared to the same period last year and commissions and execution fees decreased by 4% for the same time period, while net interest income decreased 67%. Our pre-tax margin for the three months ended March 31, 2009 was 56%, compared to 71% for the same period in 2008.

Market Making: During the three months ended March 31, 2009, income before income taxes in our market making segment decreased 63%, compared with the same period in 2008. The first quarter of 2008 was an exceptional period with high market volumes and volatility. A contraction in bid/offer spreads adversely affected trading gains and trading volumes were down slightly from the prior period. Pre-tax margin decreased to 65% in the first quarter of 2009 compared to 80% in the same period of 2008.

Brokerage: During the three months ended March 31, 2009, income before income taxes in our electronic brokerage segment fell 21% compared to the same period in 2008, reflecting a significant reduction in net interest income and slightly lower commissions and execution fees. Benchmark U.S. interest rates, on which we earn spreads from customer cash and margin balances were approximately 0.2% in the first quarter of 2009, compared to 3.2% in the same quarter of 2008. Pre-tax margin decreased from 45% to 42% in the same time periods. Total Daily Average Revenue Trades (“DARTs”) for cleared and execution-only customers increased 1% to 358,000 during the three months ended March 31, 2009, compared to 354,000 during the three months ended March 31, 2008. The number of customer accounts grew 17% from the year ago quarter.

Market making, by its nature, does not produce predictable earnings. Our results in any given period may be materially affected by volumes in the global financial markets, the level of competition and other factors. Electronic brokerage is more predictable, but it is dependent on customer activity, growth or declines in customer accounts and assets, interest rates and other factors. For a further discussion of the factors, that may affect our future operating results, please see the description of risk factors in our Annual Report on Form 10-K filed with the SEC on March 2, 2009.

The following tables present historical trading volumes for our business. Volumes are among several drivers in our business.

TRADE VOLUMES:

(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2003	32,772		22,748		2,367		57,887		230
2004	41,506	27%	28,876	27%	2,932	24%	73,314	27%	290
2005	54,044	30%	34,800	21%	7,380	152%	96,224	31%	382
2006	66,043	22%	51,238	47%	12,828	74%	130,109	35%	518
2007	99,086	50%	72,931	42%	16,638	30%	188,655	45%	752
2008	101,672	3%	120,195	65%	16,966	2%	238,833	27%	944

1Q2008	25,811		27,550		4,716		58,077		952
1Q2009	24,753	-4%	31,797	15%	2,829	-40%	59,379	2%	973

CONTRACT AND SHARE VOLUMES:

(in 000’s, except %)

TOTAL

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2003	194,358		31,034		17,038,250
2004	269,715	39%	37,748	22%	17,487,528	3%
2005	409,794	52%	44,560	18%	21,925,120	25%
2006	563,623	38%	62,419	40%	34,493,410	57%
2007	673,144	19%	83,134	33%	47,324,798	37%
2008	757,732	13%	108,984	31%	55,845,428	18%

1Q2008	202,104		28,034		13,868,099
1Q2009	164,382	-19%	21,905	-22%	15,453,272	11%

____________

* Includes options on futures

MARKET MAKING

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2003	177,459		6,638		12,578,584
2004	236,569	33%	10,511	58%	12,600,280	0%
2005	308,613	30%	11,551	10%	15,625,801	24%
2006	371,929	21%	14,818	28%	21,180,377	36%
2007	447,905	20%	14,520	-2%	24,558,314	16%
2008 **	514,629	15%	21,544	48%	26,008,433	6%

1Q2008	137,767		5,380		7,035,193
1Q2009 **	118,176	-14%	3,981	-26%	6,990,407	-1%

BROKERAGE TOTAL

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2003	16,898		24,396		4,459,667
2004	33,146	96%	27,237	12%	4,887,247	10%
2005	101,181	205%	33,009	21%	6,299,319	29%
2006	191,694	89%	47,601	44%	13,313,033	111%
2007	225,239	17%	68,614	44%	22,766,484	71%
2008	243,103	8%	87,440	27%	29,836,995	31%

1Q2008	64,337		22,654		6,832,906
1Q2009	46,206	-28%	17,924	-21%	8,462,865	24%

____________

* Includes options on futures

** In Brazil, an equity option contract typically represents 1 share of the underlying stock; however, typical minimum trading quantity is 100 contracts.  To make a fair comparison to volume at other exchanges we have adopted a policy of reporting Brazilian equity options contracts divided by their minimum trading quantity of 100.  We began to actively trade in Brazil in the 4th quarter of 2008.  In that quarter we traded and reported 26.1 million contracts.  Applying the new method resulted in a 17% decrease in market making options volume for 4Q08 and a 5% decrease for the full year 2008 vs. reported volume.

BROKERAGE CLEARED

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2003	11,351		19,086		3,612,503
2004	16,438	45%	24,118	26%	4,339,462	20%
2005	23,456	43%	30,646	27%	5,690,308	31%
2006	32,384	38%	45,351	48%	12,492,870	120%
2007	51,586	59%	66,278	46%	20,353,584	63%
2008	77,207	50%	85,599	29%	26,334,752	29%

1Q2008	16,801		21,958		5,913,872
1Q2009	20,475	22%	17,739	-19%	7,833,682	32%

____________

* Includes options on futures

BROKERAGE STATISTICS:

(in 000’s, except % and where noted)

	1Q2009	1Q2008	% Change
Total Accounts	116	99	17%
Customer Equity (in billions) *	$ 9.6	$ 9.2	4%

Cleared DARTs	330	303	9%
Total Customer DARTs	358	354	1%

(in $'s, except DART per account)
Commission per DART	$ 3.96	$ 4.32	-8%
DART per Avg. Account (Annualized)	736	788	-7%
Net Revenue per Avg. Account (Annualized)	$ 3,604	$ 4,645	-22%

__________

* Excluding Non-Customers (i.e., officers, directors and affiliated parties)

Business Environment

          Our profitability as market makers is a function of trading volumes, our share of that volume and the bid/offer spread in the market, the last of which is determined by competition among market participants. These factors, together with other, unpredictable elements - such as rising or falling volatilities; implied vs. actual volatilities in the market; currency fluctuations; and sudden, large price moves in certain securities that may be correctly foreseen by some traders - will determine our profitability for any period.

            As the result of the upheaval on Wall Street, we believe many trading operations refocused their activities on the listed option markets, creating heightened competition and substantially narrower bid/offer spreads. While implied and actual volatilities remained equally high during the period, the substantial narrowing of bid/offer spreads had a large negative impact on our results during the period as compared to the first quarter of 2008. While the electronic brokerage segment is also impacted by trends in market prices and trading volumes, the effects on brokerage are less volatile. While market values, as measured by the S&P 500 Index, declined about 12%, over the first quarter of 2009, customer trading levels remained robust. The majority of our customer base is comprised of experienced, professional traders who have shown greater resilience to severe market swings than average retail investors. Our customer accounts continue to grow and activity levels of cleared customers, which generate direct revenues for the brokerage segment, remain healthy. Declines in customer volume were attributable to non-cleared customers, which is a lower margin business that we have de-emphasized over time.

According to data compiled by the FIA and based on data received from exchanges worldwide, volumes in exchange-listed equity-based options increased by approximately 3.5% globally and decreased approximately 2.4% in the U.S. during the quarter ended March 31, 2009, compared to the same period in 2008. The growing “equity culture” has been positive for trading volumes and even though we may see brief periods of interruption, we believe the long-term growth trend is likely to continue. We have also observed a rise in certain types of options activity that are driven by non-trading strategies. One such strategy results in spikes in trading volume prior to ex-dividend dates that would appear to be overstating the exchange-reported volumes, especially in the United States. Such activity does not represent trades with which other market participants, including market makers and customers, can interact. We cannot estimate the impact this activity has on overall trading volumes.

According to data compiled by the FIA and based on data received from exchanges worldwide, during the first quarter of 2009 we accounted for approximately 11.6% of the exchange-listed equity based options (including options in ETF’s and stock index products) volume traded worldwide and approximately 14.2% of exchange-listed equity based options volume traded in the U.S. This compares to approximately 14.8% of the exchange-listed equity based options volume traded worldwide and approximately 17.8% of the exchange-listed equity based options volume traded in the U.S. in the first quarter of 2008.

Finally, as of the date of this filing, there are certain potential regulatory changes that, if passed, will impact our business. The SEC has proposed certain amendments to Regulation SHO to curb abusive short selling. The effect of these proposed amendments cannot be predicted with certainty, but we generally believe the impact will be minor.

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

          See “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2009 and elsewhere in this report for a discussion of other risks that may affect our financial condition and results of operations.

Results of Operations

The tables in the period comparisons below provide summaries of our revenues and expenses. The period-to-period comparisons below of financial results are not necessarily indicative of future results. The following table sets forth our consolidated results of operations for the indicated periods:

	Three Months
	Ended March 31,
	2009	2008
	(in millions except share and per share data)

Revenues:
Trading gains	$ 180.5	$ 378.6
Commissions and execution fees	84.3	88.2
Interest income	26.3	143.9
Other income	21.4	30.8

Total revenues	312.5	641.5

Interest expense	16.2	113.1

Total net revenues	296.3	528.4

Non-interest expenses:
Execution and clearing	61.1	87.1
Employee compensation and benefits	42.8	41.4
Occupancy, depreciation and amortization	9.6	8.5
Communications	5.0	4.0
General and administrative	10.9	13.4

Total non-interest expenses	129.4	154.4

Income before income taxes	166.9	374.0

Income tax expense	11.8	33.4

Net income	155.1	340.6

Less net income attributable to non-controlling interests	142.5	313.4

Net income available for common shareholders	$ 12.6	$ 27.2

Earnings per share:
Basic	$ 0.31	$ 0.68
Diluted	$ 0.30	$ 0.66

Weighted average common shares outstanding:
Basic	40,536,715	40,143,860
Diluted	399,045,731	401,292,908

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Net Revenues

Total net revenues for the three months ended March 31, 2009 decreased $232.1 million, or 44%, to $296.3 million from $528.4 million, during the three months ended March 31, 2008. Trading volume is one of the most important drivers of revenues and costs for both our market making and electronic brokerage segments. Based on data published by the FIA and options exchanges worldwide, global equity options volume during the first three months of 2009 increased approximately 3.5%, compared to the same period in 2008. U.S. equity options volume decreased approximately 2.4% between the same periods. For the quarter ended March 31, 2009, options contracts executed by our subsidiaries decreased by 37.7 million, or 19%, to 164.4 million contracts from 202.1 million contracts for the quarter ended March 31, 2008.The decrease came primarily from market making and brokerage for non-cleared customers.

Trading Gains. Trading gains for the three months ended March 31, 2009 decreased $198.1 million, or 52%, to $180.5 million from $378.6 million for the three months ended March 31, 2008, primarily due to tighter spreads on exchange-traded options and other factors described in the "Business Environment" section above.  As market makers, we provide liquidity by buying from sellers and selling to buyers. During the three months ended March 31, 2009, our market making operations executed 24.8 million trades, a decrease of 4% compared to the number of trades executed in the three months ended March 31, 2008. Market making options contract volume in the quarter ended March 31, 2009 decreased by 14% from the same period in 2008.

Included in trading gains are net dividends and currency translation gains and losses from market making activities. Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record. When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase stock after the ex-dividend date. Hence, the apparent gains and losses due to these price changes, reflecting the value of dividends paid to shareholders, must be taken together with the dividends paid and received, respectively, in order to accurately reflect the results of our market making operations. As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in foreign currencies. Translation gains of $30.1 million were recognized in the three months ended March 31, 2009, on foreign currency balances held by our subsidiaries, compared to translation losses of $47.7 million for the three months ended March 31, 2008. A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Commissions and Execution Fees. Commissions and execution fees for the three months ended March 31, 2009 decreased $3.9 million, or 4%, to $84.3 million, as compared to the three months ended March 31, 2008. This decrease was due to a 21% decrease in futures volume as well as a 46% decrease in non-cleared options volume. Total DARTs for cleared and execution-only customers for the three months ended March 31, 2009 increased 1% to 358,000, compared to 354,000 during the three months ended March 31, 2008. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 9% to approximately 330,000, for the three months ended March 31, 2009, compared to approximately 303,000 for the three months ended March 31, 2008.The number of customer accounts grew by 17% to approximately 116,000 at March 31, 2009, compared to approximately 99,000 at March 31, 2008. Average commission per DART for cleared customers, for the quarter ended March 31, 2009, decreased by $0.36, or 8%, to $3.96, as compared to $4.32 for the quarter ended March 31, 2008, primarily due to shifts in the mix of products our customers traded.

Interest Income and Interest Expense. Net interest income (interest income less interest expense) for the quarter ended March 31, 2009 decreased $20.7 million, or 67%, to $10.1 million, as compared to the quarter ended March 31, 2008. Net interest income was derived almost entirely from the electronic brokerage segment during the three months ended March 31, 2009. For market making, net interest contracted $12.0 million to -$0.2 million, a decrease of 102% from the same period last year. As a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio. When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income. When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income. The relative interest rates during the first quarter of 2009 resulted in a mix of positions that produced more trading income and less interest income. In addition, average securities borrowed decreased by 31%, to $4.72 billion and average securities loaned decreased by 86%, to $695 million, for the quarter ended March 31, 2009, as market making positions contracted and our strong liquidity position reduced our financing needs in the securities lending markets. Customer cash balances increased by 2%, to $7.64 billion, end-of-period, and customer fully secured margin borrowings decreased 5%, to $1.85 billion, end-of-period, at March 31, 2009, as compared to $7.49 billion and $1.95 billion, end-of-period, respectively, at March 31, 2008. Lower interest rates had a negative effect on the net interest income we earned on customer cash balances. The average Fed Funds effective rate dropped 300 basis points to 0.2% for the quarter ended March 31, 2009 as compared to 3.2% for the quarter ended March 31, 2008. Net interest earned in electronic brokerage decreased $12.1 million, or 55%, to $9.9 million, as compared to the quarter ended March 31, 2008.

Other Income. Other income, for the three months ended March 31, 2009, decreased $9.4 million, or 31%, to $21.4 million, as compared to the three months ended March 31, 2008. This decrease was primarily attributable to a non-recurrence of the $8.9 million in mark-to-market gains on non-trading securities recognized in the quarter ended March 31, 2008; and a $6.3 million decrease in payment for order flow income received by our brokerage unit, primarily due to the expansion of the options penny pricing program in the U.S., which was introduced in February 2007 and extended to 63 options classes in March 2008. These reductions were offset by a $4.9 million increase in translation gains from non-trading companies.

Non-Interest Expenses

Non-interest expenses, for the three months ended March 31, 2009, decreased by $25.0 million, or 16%, to $129.4 million from $154.4 million, during the three months ended March 31, 2008. Execution and clearing expenses made up 47% and employee compensation and benefits were 33% of non-interest expenses. As a percentage of total net revenues, non-interest expenses increased to 44% for the three months ended March 31, 2009 from 29% during the same period in 2008.

Execution and Clearing.  Execution and clearing expenses, for the three months ended March 31, 2009, decreased $26.0 million, or 30%, to $61.1 million, as compared to the three months ended March 31, 2008. Execution and clearing expenses, outside of payment for order flow expenses, decreased by $24.9 million, or 30%, to $57.6 million primarily due to decreased trading volume across the markets in which the Group and its customers traded. Payments to order flow customers, a component of execution and clearing costs, for the three months ended March 31, 2009, decreased by $1.1 million, or 24%, to $3.5 million, as compared to the three months ended March 31, 2008. Payment for order flow expense was partially offset by payment for order flow revenue received from U.S. options exchanges, as described above under “Net Revenues—Other Income.”

Employee Compensation and Benefits. Employee compensation and benefits expenses, for the three months ended March 31, 2009, increased by $1.4 million, or 3%, to $42.8 million, as compared to the three months ended March 31, 2008. This increase reflected the 11% growth in the average number of employees to 758 for the quarter ended March 31, 2009, as compared to 682 for the same period in 2008. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 14% and 8%, for the three month periods ended March 31, 2009 and 2008, respectively.

          General and Administrative. General and administrative expenses, for the three months ended March 31, 2009, decreased $2.5 million, or 19%, to $10.9 million, as compared to the three months ended March 31, 2008, primarily attributable to a decrease in our reserve for legal contingencies.

Business Segments

The following table sets forth the net revenues and non-interest expenses and income before income taxes of our business segments:

		Three Months
		Ended March 31,
		2009	2008
		(in millions)

Market Making	Net revenues	$ 182.0	$ 403.3
	Non-interest expenses	63.8	82.3

	Income before income taxes	$ 118.2	$ 321.0

	Pre-tax profit margin	65%	80%

Electronic Brokerage	Net revenues	$ 107.4	$ 128.2
	Non-interest expenses	61.9	70.4

	Income before income taxes	$ 45.5	$ 57.8

	Pre-tax profit margin	42%	45%

Corporate*	Net revenues	$ 6.9	($3.1)
	Non-interest expenses	3.7	1.7

	Income before income taxes	$ 3.2	($4.8)

Total	Net revenues	$ 296.3	$ 528.4
	Non-interest expenses	129.4	154.4

	Income before income taxes	$ 166.9	$ 374.0

	Pre-tax profit margin	56%	71%

____________

* Corporate includes corporate activities as well as inter-segment eliminations.

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

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months
	Ended March 31,
	2009	2008
	(in millions)
Revenues:
Trading gains	$ 178.3	$ 377.3
Interest income	16.8	76.3
Other income	3.9	14.2

Total revenues	199.0	467.8

Interest expense	17.0	64.5

Total net revenues	182.0	403.3

Non-interest expenses:
Execution and clearing	33.6	51.8
Employee compensation and benefits	16.3	15.9
Occupancy, depreciation and amortization	2.4	2.9
Communications	2.7	2.3
General and administrative	8.8	9.4

Total non-interest expenses	63.8	82.3

Income before income taxes	$ 118.2	$ 321.0

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Market making total net revenues for the three months ended March 31, 2009 decreased $221.3 million, or 55%, to $182.0 million, from $403.3 million during the three months ended March 31, 2008. Trading gains for the three months ended March 31, 2009 decreased $199.0 million, or 53%, primarily due to tighter spreads on exchange-traded options and other factors described in the “Business Environment” section above. Market making options contract volume in the three months ended March 31, 2009 decreased by 14% from the same period in 2008, driven by these unfavorable market conditions. Trading gains also include translation gains and losses. Translation gains, for the three months ended March 31, 2009, were $30.2 million, as compared to translation losses of $48.6 million, for the three months ended March 31, 2008. Net interest income, for the three months ended March 31, 2009, decreased by $12.0 million, or 102%. As described above, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on the relative interest rates in the stock and options markets. In the first quarter of 2009, these factors produced more trading income and less interest income.

Market making non-interest expenses for the three months ended March 31, 2009 decreased $18.5 million, or 23%, as compared to the three months ended March 31, 2008. This change primarily resulted from an $18.2 million decrease in execution and clearing costs, which reflects reduced trading volumes as well as the reduction in exchange mandated payment for order flow program costs as more options are traded in penny increments. In addition, greater options volume was executed on U.S. option exchanges that use the make-or-take model, where as a market maker we are paid for providing liquidity instead of paying exchange fees. As a percentage of total net revenues, market making non-interest expenses increased to 35% from 20% for the three month periods ended March 31, 2009 and 2008, respectively.

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months
	Ended March 31,
	2009	2008
	(in millions)

Revenues:
Commissions and execution fees	$ 84.3	$ 88.2
Interest income	13.0	72.8
Other income	13.2	18.0

Total revenues	110.5	179.0

Interest expense	3.1	50.8

Total net revenues	107.4	128.2

Non-interest expenses:
Execution and clearing	27.5	34.5
Employee compensation and benefits	12.8	13.1
Occupancy, depreciation and amortization	4.2	3.3
Communications	2.3	1.7
General and administrative	15.1	17.8

Total non-interest expenses	61.9	70.4

Income before income taxes	$ 45.5	$ 57.8

Three months ended March 31, 2009 Compared to the Three months ended March 31, 2008

Electronic brokerage total net revenues for the three months ended March 31, 2009 decreased $20.8 million, or 16%, to $107.4 million, from $128.2 million during the three months ended March 31, 2008, primarily due to lower net interest income. This decrease reflects lower interest rates which reduce the spread we earn on customer cash balances. The average Fed Funds effective rate dropped 300 basis points to 0.2% for the quarter ended March 31, 2009 as compared to 3.2% for the quarter ended March 31, 2008. Commission and execution fees decreased $3.9 million or 4% for the three months ended March 31, 2009 compared to the same period in the prior year due to a 21% decrease in futures volume and a 46% decrease in non-cleared options volume. Total DARTs from cleared and execution-only customers for the three months ended March 31, 2009 increased 1% to 358,000, compared to 354,000 during the three months ended March 31, 2008. DARTs from cleared customers for the three months ended March 31, 2009 increased 9% to 330,000, compared to 303,000 during the three months ended March 31, 2008. Despite broad market value declines, total customer account equity grew by 4% to $9.6 billion at March 31, 2009, from $9.2 billion at March 31, 2008. The number of customer accounts grew 17% from March 31, 2008 to approximately 116,000. The primary component of other income, payment for order flow received through programs administered by U.S. options exchanges, decreased $6.3 million, or 44%, primarily due to the expansion of the penny pricing program to 68 classes on March 28, 2008.

Electronic brokerage non-interest expenses for the three months ended March 31, 2009 decreased $8.5 million, or 12%, as compared to the three months ended March 31, 2008.  Within that, execution and clearing expenses decreased by $7 million, which was comprised of a decrease of $6.3 million in trade execution and clearing expenses and a $0.7 million reduction in payment for order flow expense in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. General and administrative expenses decreased by $2.7 million, or 15%, primarily due to a decrease in our reserve for legal contingencies. As a percentage of total net revenues, non-interest expenses increased to 58% from 55% for the three month periods ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of exchange-listed marketable securities inventories, which are marked-to-market daily, and collateralized receivables arising from customer-related and proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, customer margin loans and securities purchased under agreements to resell. At March 31, 2009, total assets were $25.14 billion of which approximately $24.64 billion, or 98% were considered liquid and consisted predominantly of marketable securities and collateralized receivables.

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

We actively manage our excess liquidity and we maintain significant borrowing facilities through the securities lending markets and with banks. In response to changes in the credit market environment during late 2008 and into the first quarter of 2009, we have increased cash on hand to provide us with a buffer should we need immediately available funds for any reason.

In order to provide additional liquidity and to further increase our regulatory capital reserves, we issue senior notes and we maintain a committed senior secured revolving credit facility from a syndicate of banks (see “Principal Indebtedness” below). As of March 31, 2009, borrowings under these facilities totaled $146.1 million, which represented 3% of IBG LLC’s total capitalization. Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our future liquidity needs for more than the next twelve months.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity grew from $4.02 billion at March 31, 2008 to $4.43 billion at March 31, 2009, representing an increase of 10%. The amounts presented at March 31, 2008 and 2009 include non-controlling interests as prescribed by SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Cash provided by operating activities	$ 56.6	$ 728.1
Cash used in investing activities	(11.4)	(4.0)
Cash used in financing activities	(278.9)	(582.0)
Effect of exchange rate changes on cash and cash equivalents	(6.3)	31.5
(Decrease) increase in cash and cash equivalents	$ (240.0)	$ 173.6

Our cash flows from operating activities are largely a reflection of the size and composition of trading positions held by our market making subsidiaries, and of the changes in customer cash and margin debit balances in our electronic brokerage business. Our cash flows from investing activities are primarily related to the purchase of interests in IBG LLC from existing members, capitalized internal software development, purchases and sales of memberships at exchanges where we trade and strategic investments in exchanges where such investments will enable us to offer better execution alternatives to our current and prospective customers, or create new opportunities for ourselves as market makers or where we can influence exchanges to provide competing products at better prices using sophisticated technology. Our cash flows from financing activities are comprised of short-term borrowings, long-term borrowings and capital transactions. Short-term borrowings from banks are part of our daily cash management in support of operating activities. Long-term borrowings provide us with flexible sources of excess liquidity and regulatory capital, and they include a committed senior secured revolving credit facility from a syndicate of banks that was initiated in May 2006 and expires in May 2009, and senior notes issued in private placements to certain qualified customers of IB LLC.

Three Months Ended March 31, 2009: Our cash and cash equivalents decreased by $240.0 million to $703.5 million for the three months ended March 31, 2009. We raised $56.6 million in net cash from operating activities. We used net cash of $290.3 million in our investing and financing activities primarily due to repayments on our senior secured revolving credit facility.

Three Months Ended March 31, 2008: Our cash and cash equivalents increased by $173.6 million to $695.4 million for the three months ended March 31, 2008. We raised $728.1 million in net cash from operating activities primarily from increased net income and decreased trading positions. We used net cash of $586.0 million in our investing and financing activities primarily due to a decrease in short term borrowings and repayments on our senior secured revolving credit facility.

Regulatory Capital Requirements

Our principal operating subsidiaries are subject to separate regulation and capital requirements in the United States and other jurisdictions. Timber Hill LLC and Interactive Brokers LLC are registered U.S. broker-dealers and futures commission merchants, and their primary regulators include the SEC, the Commodity Futures Trading Commission, the Chicago Board Options Exchange, the Chicago Mercantile Exchange, the Financial Industry Regulatory Authority and the National Futures Association. Timber Hill Europe AG is registered to do business in Switzerland as a securities dealer and is regulated by the Swiss Federal Banking Commission. Interactive Brokers (U.K.) Limited is subject to regulation by the U.K. Financial Services Authority and our various other operating subsidiaries are similarly regulated. See the notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our regulated subsidiaries.

At March 31, 2009, aggregate excess regulatory capital for all of the Operating Companies was $3.16 billion.

Principal Indebtedness

IBG LLC is the borrower under a $300.0 million senior secured revolving credit facility, which had no balance outstanding as of March 31, 2009, and is the issuer of senior notes, of which $146.1 million were outstanding as of March 31, 2009.

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

As of March 31, 2009, IBG LLC was in compliance with all of the covenants under this credit facility. In January 2009, the Company reduced its borrowings under this facility to $-0-. This credit facility will expire in May of 2009 and the Company is considering renewing this facility. Since we maintain a highly liquid balance sheet, this will not have a material impact on our future cash needs.

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

IBG LLC had $146.1 million and $143.1 million of senior notes outstanding at March 31, 2009 and December 31, 2008, respectively. During the period from January 1 through March 31, 2009, total senior notes issued were $109.7 million, and senior notes redeemed totaled $106.7 million.

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

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware. These expenditure items are reported as property and equipment. Capital expenditures for property and equipment were approximately $5.0 million and $4.3 million for the three month periods ending March 31, 2009 and 2008, respectively. We anticipate that our 2009 gross capital expenditures to continue at a similar level, including costs related to expansion of our data center and backup facilities. We expect our future capital expenditures to rise as we continue our focus on technology infrastructure initiatives in order to further enhance our competitive position. We anticipate that we will fund capital expenditures with cash from operations and cash on hand. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any strategic acquisitions, we may incur additional capital expenditures.

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

Strategic Investments and Acquisitions

We periodically engage in evaluations of potential strategic investments and acquisitions. The Company has made strategic investments in electronic trading exchanges including: Boston Options Exchange, LLC; OneChicago LLC; CBOE Stock Exchange, LLC; and Quadriserv Inc., an electronic securities lending platform provider in which the Company invested during February 2009. The Company also continues to have loans to and holds warrants to purchase approximately 25.86% of W.R. Hambrecht + Co. Inc.

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own. At March 31, 2009, there were no definitive agreements with respect to any material acquisition.

Certain Information Concerning Off-Balance-Sheet Arrangements

IBG, Inc. may be exposed to a risk of loss not reflected in the unaudited condensed consolidated financial statements for futures products, which represent obligations of IBG, Inc. to settle at contracted prices, which may require repurchase or sale in the market at prevailing prices. Accordingly, these transactions result in off-balance sheet risk as IBG, Inc.’s cost to liquidate such futures contracts may exceed the amounts reported in our unaudited condensed consolidated statements of financial condition.

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

Contingencies

Our policy is to estimate and accrue for potential losses that may arise out of litigation and regulatory proceedings, to the extent that such losses are probable and can be estimated, in accordance with SFAS No. 5, “Accounting for Contingencies.” Potential losses that might arise out of tax audits, to the extent that such losses are “more likely than not,” would be estimated and accrued in accordance with FIN No. 48.Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience with and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred.

We have been from time to time subject to litigation and other legal proceedings. As of March 31, 2009, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period. As of March 31, 2009 and 2008, reserves provided for potential losses related to litigation matters were not material.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) replaces SFAS No. 141, mandating changes in the accounting for business combinations most notably that changes in purchase price allocations, if made, are required to be applied retrospectively, whereas under SFAS No. 141, such changes were applied prospectively. The Company adopted SFAS No. 141(R) as of January 1, 2009. The Company has not entered into any business combination transactions as of March 31, 2009 and therefore cannot anticipate whether adoption of SFAS No. 141(R) will have a material effect on its unaudited condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 2008. Adoption of SFAS No. 161 as of January 1, 2009 did not have a material effect on IBG, Inc.’s unaudited condensed consolidated statements of financial condition, income or cash flows.

In November 2008, the SEC issued its “Roadmap for the Potential Use of Financial Statements Prepared in Accordance with International Financial Reporting Standards by U.S. Issuers” (“IFRS Roadmap”). The IFRS Roadmap would require SEC registrants to prepare their financial statements in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board in 2014. IFRS is increasingly being applied by financial statement preparers in countries outside the U.S. One of the stated purposes of the IFRS Roadmap is that adopting IFRS will provide a global set of high-quality accounting standards so that U.S. investors would have an enhanced ability to compare financial information of U.S. companies with that of non-U.S. Companies. In issuing the IFRS Roadmap, the SEC stated that, in 2011, it will determine whether to proceed with rulemaking to require the use of IFRS by U.S. registrants beginning in 2014. Management is assessing the potential impact of adopting IFRS on the Company’s unaudited condensed consolidated financial statements.

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

Interest Rate Risk

Under our senior secured revolving credit facility, we have the ability to choose borrowing tenors from overnight to twelve months, which permits us to minimize the risk of interest rate fluctuations. We have no borrowings outstanding under this facility as of March 31, 2009.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies. In a normal rate environment, we typically invest a portion of these funds in U.S. government treasury securities with maturities of up to three months. Under these circumstances, if interest rates were to increase rapidly and substantially, in increments that were not reflected in the yields on these treasury securities, our net interest income from customer deposits would decrease. Based upon investments outstanding at March 31, 2009, we had no exposure of this nature.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. A decrease of 0.25% in benchmark interest rates below 0.50% would reduce our net interest income by approximately $19.1 million on an annualized basis.

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

We expect this kind of exposure to increase with growth in our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of March 31, 2009, we had $1.85 billion in margin credit extended to our customers. The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the period covered by this report quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on March 2, 2009. During our normal course of business, the Company’s regulated operating companies are in discussions with regulators about matters raised during regulatory examinations or otherwise subject to their inquiry. These matters could result in censures, fines or other sanctions. Management believes the outcome of any resulting actions will not be material to the Company’s financial condition, results of operations or cash flows. However, the Company is unable to predict the outcome of these matters.

The Company believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on the consolidated financial condition of the Company. Legal reserves have been established in accordance with SFAS No.5 “Accounting for Contingencies.” The ultimate resolution may differ from the amounts reserved.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in under Part 1, Item 1A of our Annual Report on From 10-K filed with the SEC on March 2, 2009.

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

Date: May 8, 2009