Form 10-Q
period 2009-06-30
Interactive Brokers Group, Inc.
filed 2009-08-10
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

As of August 10, 2009, there were 41,214,498 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

INTERACTIVE BROKERS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

PART I: FINANCIAL INFORMATION

Financial Statements Introductory Note

Interactive Brokers Group, Inc. (“IBG, Inc.” or the “Company”) is a holding company whose primary asset is its ownership of approximately 10.5% of the membership interests of IBG LLC (the “Group”).

We are an automated global electronic market maker and broker specializing in routing orders and executing and processing trades in securities, futures and foreign exchange instruments on more than 80 electronic exchanges and trading venues around the world. In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut as well as from Chicago, Illinois and Lake Forest, California. Abroad, we conduct business through offices located in Canada, England, Switzerland, Hong Kong, India, Japan and Australia. At June 30, 2009 we had 774 employees worldwide.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which SFAS is now a sub-topic within FASB Accounting Standards Codification (the “Codification” or “ASC”), 810, Consolidation (Note 2). Adoption of ASC 810 as of January 1, 2009 required the Company to report non-controlling interests in subsidiaries (formerly reported as “minority interests”) as a separate component of equity in the current period and had the retrospective effect of increasing reported equity in the unaudited condensed consolidated statement of financial position by $3.89 billion as of December 31, 2008. ASC 810 also required changes in presentation and retrospective disclosure of non-controlling interests in the statements of income, of cash flows and of changes in equity for all periods presented. Accordingly, the accompanying unaudited condensed consolidated financial statements are presented as if ASC 810 had been applicable historically. The reclassifications made to prior periods had no effect on previously reported results of operations or cash flows.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(Unaudited)
	June 30,	December 31,
(in thousands, except share data)	2009	2008
Assets
Cash and cash equivalents	$863,769	$943,497
Cash and securities - segregated for regulatory purposes	6,175,011	4,992,121
Securities borrowed	5,160,353	5,911,881
Securities purchased under agreements to resell	574,989	715,732
Trading assets, at fair value:
Financial instruments owned	7,784,656	10,049,481
Financial instruments owned and pledged as collateral	1,036,874	1,065,180
	8,821,530	11,114,661
Other receivables:
Customers, less allowance for doubtful accounts of $16,579 and
$17,572 at June 30, 2009 and December 31, 2008	2,218,629	1,621,162
Brokers, dealers and clearing organizations	2,104,725	2,527,981
Receivable from affiliate	702	641
Interest	18,184	25,185
	4,342,240	4,174,969
Other assets	505,772	503,774
Total assets	$26,443,664	$28,356,635

Liabilities and equity
Liabilities:
Trading liabilities - financial instruments sold but not yet purchased,
at fair value	$ 9,302,105	$ 13,476,757
Securities loaned	897,816	656,625
Short-term borrowings	153,259	208,117
Other payables:
Customers	9,040,645	6,929,617
Brokers, dealers and clearing organizations	1,693,135	1,614,810
Payable to affiliate	313,770	313,800
Accounts payable, accrued expenses and other liabilities	232,282	289,659
Interest	12,731	16,135
	11,292,563	9,164,021
Senior notes payable	159,639	143,054
Senior secured credit facility	-	300,000

Commitments, contingencies and guarantees

Equity:
Stockholders’ equity:
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 45,336,255
Outstanding – 41,214,498 and 40,536,615 shares at June 30, 2009 and December 31, 2008	453	453
Class B – Authorized, Issued and Outstanding – 100 shares
at June 30, 2009 and December 31, 2008	-	-
Additional paid-in capital	485,839	485,837
Retained earnings	166,647	141,207
Accumulated other comprehensive income, net of income taxes of
$2,373 and $2,271 at June 30, 2009 and December 31, 2008	4,083	3,907
Treasury stock, at cost, 4,121,757 and 4,799,640 shares
at June 30, 2009 and December 31, 2008	(99,652)	(117,550)
Total stockholders’ equity	557,370	513,854
Non-controlling interests	4,080,912	3,894,207
Total equity	4,638,282	4,408,061
Total liabilities and equity	$ 26,443,664	$ 28,356,635

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except for shares or per share amounts)	2009	2008	2009	2008
Revenues:
Trading gains	$ 223,690	$ 265,964	$ 404,144	$ 644,604
Commissions and execution fees	90,182	85,490	174,446	173,737
Interest income	33,493	128,730	59,814	272,650
Other income	7,517	17,776	29,003	48,626
Total revenues	354,882	497,960	667,407	1,139,617

Interest expense	22,784	102,545	38,968	215,683

Total net revenues	332,098	395,415	628,439	923,934

Non-interest expenses:
Execution and clearing	70,768	73,973	131,911	161,132
Employee compensation and benefits	42,475	38,502	85,297	79,876
Occupancy, depreciation and amortization	9,942	8,616	19,503	17,141
Communications	5,503	4,575	10,504	8,570
General and administrative	11,302	10,349	22,169	23,791
Total non-interest expenses	139,990	136,015	269,384	290,510

Income before income taxes	192,108	259,400	359,055	633,424
Income tax expense	25,191	28,593	37,023	62,006
Net income	166,917	230,807	322,032	571,418

Less net income attributable to non-controlling interests	154,099	212,459	296,592	525,879

Net income available for common stockholders	$ 12,818	$ 18,348	$ 25,440	$ 45,539

Earnings per share:
Basic	$ 0.31	$ 0.45	$ 0.62	$ 1.13
Diluted	$ 0.31	$ 0.44	$ 0.61	$ 1.10

Weighted average common shares outstanding:
Basic	40,916,760	40,410,989	40,727,787	40,277,424
Diluted	41,758,253	41,452,200	41,622,406	41,383,688

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income	$ 322,032	$ 571,418
Adjustments to reconcile net income to net cash provided by operating activities:
Translation losses (gains)	15,484	(954)
Deferred income taxes	15,810	27,093
Depreciation and amortization	10,243	8,567
Employee stock plan compensation	15,934	13,812
Losses on non-trading investments, net	8,212	2,563
Bad debt expense and other	(946)	1,489
Change in operating assets and liabilities:
Increase in cash and securities - segregated for regulatory purposes	(1,182,993)	(14,437)
Decrease in securities borrowed	759,686	1,693,603
Decrease (increase) in securities purchased under agreements to resell	140,739	(17,803)
Decrease in trading assets	2,282,793	4,109,823
Increase in receivables from customers	(597,667)	(567,774)
Decrease in other receivables	414,041	275,595
(Increase) decrease in other assets	(2,070)	19,965
Decrease in trading liabilities	(4,184,255)	(1,871,883)
Increase (decrease) in securities loaned	246,044	(2,256,296)
Increase in payable to customers	2,110,214	40,961
Increase (decrease) in other payables	6,137	(684,945)
Net cash provided by operating activities	379,438	1,350,797
Cash flows from investing activities:
(Purchase) sale of investments	(7,565)	300
Distribution received from equity investment	1,849	-
Purchase of property and equipment	(12,738)	(8,136)
Net cash used in investing activities	(18,454)	(7,836)
Cash flows from financing activities:
Dividends paid to non-controlling interests	(97,100)	(165,170)
Redemption of member interests from IBG Holdings LLC	(14,738)	(72,015)
Reduction in non-controlling interest in subsidiary	22	-
Issuance of senior notes	226,191	255,079
Redemptions of senior notes	(209,606)	(234,801)
Borrowings under senior secured credit facility	800	300,000
Repayments of senior secured credit facility	(300,800)	(550,000)
Decrease in short-term borrowings, net	(60,406)	(988,173)
Net cash used in financing activities	(455,637)	(1,455,080)
Effect of exchange rate changes on cash and cash equivalents	14,925	21,607
Net decrease in cash and cash equivalents	(79,728)	(90,512)
Cash and cash equivalents at beginning of period	943,497	521,776
Cash and cash equivalents at end of period	$ 863,769	$ 431,264

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 42,371	$ 229,831
Cash paid for taxes	$ 93,878	$ 50,406

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Equity
Six months ended June 30, 2009
(Unaudited)
(in thousands, except for share amounts)
	Common Stock					Accumulated
			Additional			Other	Total	Non-
		Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2009	40,536,715	$ 453	$ 485,837	$ (117,550)	$ 141,207	$ 3,907	$ 513,854	$ 3,894,207	$ 4,408,061

Common Stock distributed to employees	677,883			17,898			17,898		17,898
Redemption of non-controlling interests								(14,738)	(14,738)
Dividends paid by IBG LLC to
non-controlling interests							-	(97,100)	(97,100)
Reduction in non-controlling
interest in subsidiary			2				2	20	22
Comprehensive income:
Net income					25,440		25,440	296,592	322,032
Cumulative translation adjustment,
net of income taxes of $102						176	176	1,931	2,107

Total comprehensive income					25,440	176	25,616	298,523	324,139
Balance, June 30, 2009	41,214,598	$ 453	$ 485,839	$ (99,652)	$ 166,647	$ 4,083	$ 557,370	$ 4,080,912	$ 4,638,282

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

1.	Organization and Nature of Business

Interactive Brokers Group, Inc. ("IBG, Inc." or the "Company") is a Delaware holding company whose primary asset is its ownership of approximately 10.5% of the membership interests of IBG LLC, which, in turn, owns all operating subsidiaries (collectively, "IBG LLC" or the "Group"). The accompanying unaudited condensed consolidated financial statements of IBG, Inc. reflect the consolidation of IBG, Inc.’s investment in IBG LLC for all periods presented (Note 4). IBG LLC is an automated global market maker and electronic broker specializing in routing orders and processing trades in securities, futures and foreign exchange instruments.

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

Certain of the Operating Companies are members of various securities and commodities exchanges in North America, Europe and the Asia/Pacific region. Other than IB LLC, IBUK, IBC and IBI, the Operating Companies do not carry securities accounts for customers or perform custodial functions relating to customer securities.

2.	Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2009 and 2008 and the unaudited condensed consolidated statement of financial condition as of December 31, 2008 reflect IBG, Inc. and its subsidiaries and are presented in U.S. dollars and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting with respect to Form 10-Q. Accordingly, they do not include all of the information and footnotes required for full financial statements by accounting standards under the FASB Accounting Standards Codification, which became effective as of July 1, 2009 and applies to all financial statements issued after September 15, 2009. The Codification replaced the previous four level Generally Accepted Accounting Principles (“GAAP”) hierarchy of authoritative accounting and reporting guidance (“Levels A through D”), other than the rules and interpretive releases of the SEC, with two levels, “authoritative” and “non-authoritative”. Authoritative guidance is comprised of literature issued by the FASB and its predecessor organizations, as presented in the Codification. The ASC is comprised of four (4) principal “Areas” - Presentation, Financial Statement Line Items, Broad Transactions and Industry Content. Non-authoritative guidance is comprised of all “non-grandfathered, non-SEC accounting literature” not included in the Codification. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in IBG, Inc.’s Annual Report on Form 10-K filed with the SEC on March 2, 2009.

Adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, now a sub-topic within ASC 810, Consolidation, as of January 1, 2009 required the Company to report non-controlling interests in subsidiaries (formerly reported as “minority interests”) as a separate component of equity in the current period and had the retrospective effect of increasing reported equity in the unaudited condensed consolidated statement of financial position by $3,894,207 as of December 31, 2008. ASC 810 also required changes in presentation and retrospective disclosure of non-controlling interests in the statements of income, of cash flows and of changes in equity for all periods presented. Accordingly, the accompanying unaudited condensed consolidated financial statements are presented as if ASC 810 had been applicable historically. Non-controlling interests in subsidiaries reported in Equity in the unaudited condensed consolidated statement of financial condition includes immaterial non-controlling interests in subsidiaries of IBG LLC in addition to IBG Holdings LLC’s non-controlling interest in IBG LLC. Net income attributable to non-controlling interests in subsidiaries of IBG LLC, which is collectively immaterial, has been reclassified from other income to net income attributable to non-controlling interests in the unaudited condensed consolidated statements of income for all periods presented. The reclassifications made to prior periods had no effect on previously reported net income available to common stockholders or cash flows.

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

The calculation of diluted earnings per share has been changed to exclude shares of Class A Common Stock potentially issuable under the Exchange Agreement (Note 4) in exchange for interests in IBG LLC that the Company does not currently own as such shares are not dilutive. This change has no effect on diluted earnings per share because it reduces diluted weighted average shares outstanding and diluted net income available for common stockholders proportionately. Diluted weighted average shares outstanding and diluted earnings per share have been calculated on this basis for all periods presented.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries. As sole managing member of IBG LLC, IBG, Inc. exerts control over the Group’s operations. In accordance with ASC 810 (SFAS No. 160), the Company consolidates the Group’s unaudited condensed consolidated financial statements and records as non-controlling interest the interests in the Group that IBG, Inc. does not own. The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control. All inter-company balances and transactions have been eliminated. IBG, Inc. would also consolidate any Variable Interest Entities (“VIEs”) pursuant to ASC 860, Transfers and Servicing and ASC 810 (which incorporate provisions from former FASB Interpretation (“FIN”) No. 46(R)) of which it is the primary beneficiary.  IBG, Inc. currently is not the primary beneficiary of any such entities and therefore no VIEs are included in the unaudited condensed consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with the Codification requires management to make estimates and assumptions that affect the reported amounts and disclosures in the unaudited condensed consolidated financial statements and accompanying notes. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ materially from those estimates. Such estimates include the estimated fair value of investments accounted for under the equity method of accounting, the estimated useful lives of property and equipment, including capitalized internally developed software, the allowance for doubtful accounts, compensation accruals, tax liabilities and estimated contingency reserves.

Fair Value

At June 30, 2009 and December 31, 2008, substantially all of IBG, Inc.’s assets and liabilities, including financial instruments, were carried at fair value based on market prices, as published by exchanges and clearinghouses, or were assets which are short-term in nature (such as U.S. government treasury bills or spot foreign exchange) and were carried at amounts that approximate fair value.

IBG, Inc. applies the fair value hierarchy of ASC 820, Fair Value Measurements and Disclosures (formerly SFAS No. 157), to prioritize the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy are:

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Earnings Per Share

Earnings per share (“EPS”) is computed in accordance with ASC 260, Earnings per Share (formerly SFAS No. 128). Shares of Class A and Class B common stock share proportionately in the earnings of IBG, Inc. Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period. Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for dilutive potential common shares.

Stock-Based Compensation

IBG, Inc. follows ASC 718, Compensation – Stock Compensation (formerly SFAS No. 123(R)), to account for its stock-based compensation plans. ASC 718 requires all share-based payments to employees to be recognized in the financial statements using a fair value-based method. As a result, IBG, Inc. expenses the fair value of stock granted to employees over the related vesting period.

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

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at contract value, plus accrued interest, which approximates fair value. IBG, Inc.’s policy is to obtain possession of collateral with a fair value equal to or in excess of the principal amount loaned under resale agreements. To ensure that the fair value of the underlying collateral remains sufficient, this collateral is valued daily with additional collateral obtained or excess collateral returned, as permitted under contractual provisions. At June 30, 2009, all securities purchased under agreements to resell were pledged as collateral to exchanges and clearing houses.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Customer Receivables and Payables

Customer securities transactions are recorded on a settlement date basis and customer commodities transactions are recorded on a trade date basis. Receivables from and payables to customers include amounts due on cash and margin transactions, including futures contracts transacted on behalf of customers. Securities owned by customers, including collateral for margin loans or other similar transactions, are not reported in the unaudited condensed consolidated statements of financial condition. Amounts receivable from customers that are determined by management to be uncollectible are written off to general and administrative expense.

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

Investments

IBG, Inc. makes certain strategic investments and accounts for these investments under the cost method of accounting or under the equity method of accounting as required under ASC 323, Investments – Equity Method and Joint Ventures (formerly APB Opinion No. 18). Investments are accounted for under the equity method of accounting, when IBG, Inc. has significant influence over the investee. Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of IBG, Inc.’s investment and adjusted each period for IBG, Inc.’s share of the investee’s income or loss. IBG, Inc.’s share of the income or losses from equity investments is reported as a component of other income in the unaudited condensed consolidated statements of income and the recorded amounts of IBG, Inc.’s equity investments, which are included in other assets in the unaudited condensed consolidated statements of financial condition, increase or decrease accordingly. Distributions received from equity investees are recorded as reductions to the respective investment balance.

Investments accounted for under the cost method are recorded at the fair value of IBG, Inc.’s investment at inception. IBG, Inc. records investment income to the extent of dividends received on such investments. In February 2009, the Company invested $7,500 in Quadriserv Inc., an electronic securities lending platform provider, which investment is being accounted for under the cost method.

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

As a result of a recapitalization transaction and a sale by W. R. Hambrecht + Co. Inc. of its remaining assets, the Company recorded a permanent impairment loss of $6,397 for the three month period ended June 30, 2009 on its loans to and warrants to purchase approximately 25.86% of W.R. Hambrecht + Co. Inc., reducing the book value of these investments to $-0- as of June 30, 2009.

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

IBG, Inc.’s international Operating Companies have functional currencies (i.e., the currency in which activities are primarily conducted) that are other than the U.S. dollar. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the period. Translation gains and losses from market making and electronic brokerage activities, respectively, are included in trading gains and in other income in the accompanying unaudited condensed consolidated statements of income. Adjustments that result from translating amounts from a subsidiary’s functional currency are reported as a component of accumulated other comprehensive income.

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

Income Taxes

IBG, Inc. accounts for income taxes in accordance with ASC 740, Income Taxes (which incorporates formerly SFAS No. 109 and FIN No. 48), “Income Taxes,” which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of assets and liabilities, including the accounting for uncertainty of income tax positions recognized in financial statements, prescribing a “more likely than not” threshold and measurement attribute for recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in an income tax return.

The Company’s provision for income taxes is comprised of two (2) principal components: (1) the Group’s consolidated income tax expense, and (2) the Company’s U.S. Federal and state income taxes on its proportionate share of the Group’s income that is subject to tax.

The Group has historically operated in the United States as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. Accordingly, the Group’s income, which is allocated proportionately to the Group’s members, the Company and IBG Holdings LLC, is not subject to U.S. federal income taxes at the Group level. Taxes related to income earned by partnerships represent obligations of the individual partners. Therefore, income taxes attributable to the Group and included in income tax expense in the Company’s unaudited condensed consolidated statements of income are primarily incurred in non-U.S. subsidiaries. Outside the United States, the Group principally operates through subsidiary corporations and is subject to local income taxes. In addition, state and local income taxes include taxes assessed on the Group by jurisdictions that do not recognize the Group’s limited liability company status. Foreign income taxes paid by the Group on dividends received are also reported as income taxes.

IBG, Inc. recognizes interest related to income tax matters as interest income or expense and penalties related to income tax matters as income tax expense.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which SFAS is now a sub-topic within ASC 805, Business Combinations. ASC 805-10 replaced SFAS No. 141, mandating changes in the accounting for business combinations most notably that changes in purchase price allocations, if made, are required to be applied retrospectively, whereas under SFAS No. 141, such changes were applied prospectively. ASC 805-10 was effective for an entity’s fiscal year beginning after December 15, 2008, and early adoption was not permitted. The Company cannot anticipate whether ASC 805-10 will have a material effect on its unaudited condensed consolidated financial statements as such effect would be solely dependent on whether or when the Company enters into business combinations in the future and the terms of such transactions.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which SFAS is now a sub-topic within ASC 815, Derivatives and Hedging. ASC 815-10 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 2008. Adoption of ASC 815-10 did not have a material effect on our unaudited condensed consolidated financial statements.

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

ASC 855, Subsequent Events (formerly SFAS No. 165), was issued in May 2009, effective for interim and annual periods ending after June 15, 2009 and extends disclosure requirements of subsequent events to include the date through which subsequent events have been evaluated for adjustment to or disclosure in financial statements and the basis for that date. The date to be used will represent either the date the financial statements were “issued” or the date such financial statements were “available to be issued”. ASC 855 defines “issued” as the date when financial statements are widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that complies with the Codification and defines “available to be issued” as financial statements that are complete in a form and format that complies with the Codification and all approvals necessary for issuance have been obtained. As an SEC registrant, the Company is required to evaluate subsequent events through the date its financial statements are issued. Adoption of ASC 855 for the period ended June 30, 2009 did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

ASC 860, Transfers and Servicing, incorporates former SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB No. 140, which was issued in June 2009 and will be effective for interim and annual periods beginning after January 1, 2010. These pending provisions of ASC 860 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. The concept of a “qualifying special-purpose entity” (“SPE”) is eliminated under these pending provisions of ASC 860, which also changes the requirements for derecognizing financial assets and requires additional disclosures. Management is assessing the potential impact of adopting these pending provisions of ASC 860 on the Company’s unaudited condensed consolidated financial statements.

ASC 810, Consolidations, incorporates former SFAS No. 167, Amendments to FASB Interpretation No. 46(R). These pending provisions of ASC 810 revise former FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) and therefore should be consolidated. Consolidation of Variable Interest Entities (“VIE’s”) would be based on the target entity’s purpose and design as well as the reporting entity’s ability to direct the target’s activities, among other criteria. SFAS No. 167 was issued in June 2009 and will be effective for interim and annual periods beginning after January 1, 2010. Management is assessing the potential impact of adopting these pending provisions of ASC 810 on the Company’s unaudited condensed consolidated financial statements.

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

Concentrations of Credit Risk

IBG, Inc.’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

monitored in light of changing counterparty and market conditions. As of June 30, 2009, the Company did not have any concentrations of credit risk.

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

In connection with its IPO in May 2007, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. IBG Holdings LLC wholly owns all Class B common stock, which common stock has voting rights in proportion to its ownership interests in IBG LLC, approximately 89.5% as of June 30, 2009. The unaudited condensed consolidated financial statements reflect the results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC, and IBG Holdings LLC’s ownership interests in IBG LLC are reported as non-controlling interests.

Adoption of ASC 810 as of January 1, 2009 (Note 2) required the Company to report non-controlling interests in subsidiaries (formerly reported as “minority interests”) as a separate component of equity in the current period and had the retrospective effect of increasing reported equity in the unaudited condensed consolidated statement of financial position by $3,894,207 as of December 31, 2008.

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

The Exchange Agreement also provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from IBG Holdings LLC, which is expected to result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, holders of IBG Holdings LLC member interests will be able to request redemption of such member interests over an eight (8) year period following the IPO; 12.5% annually for seven (7) years and 2.5% in the eighth year. The primary manner in which redemptions are expected to be funded is from the proceeds from sales of additional shares of Common Stock, although there have been no such additional sales of Common Stock through June 30, 2009. Three hundred sixty (360) million shares of authorized Common Stock were reserved for such future sales.

As an alternative to the sale of Common Stock by the Company, the Exchange Agreement provides that IBG LLC, using its available liquidity, may facilitate the redemption by IBG Holdings LLC of interests held by its members. In lieu of public offerings, and with the consent of IBG Holdings LLC and IBG, Inc. (on its own behalf and acting as the sole managing member of IBG LLC), in May 2008 and 2009, IBG LLC agreed to redeem membership interests from IBG Holdings LLC as follows:

		Price per Equivalent
	Fair Value	Class A Share

2008	$ 72,015	$ 29.99
2009	14,738	14.85

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

As a consequence of these transactions, and distribution of shares to employees (Note 6), IBG, Inc.’s interest in IBG LLC has increased to approximately 10.5%, with IBG Holdings LLC owning the remaining 89.5% as of June 30, 2009. The redemptions also resulted in an increase in the IBG Holdings LLC interest held by Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 85.4%.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc. the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. A deferred tax asset of $380,785 was recorded as of the IPO date, which deferred tax asset is being amortized as additional deferred income tax expense over 15 years, as allowable under current tax law. As of June 30, 2009 and December 31, 2008, the unamortized balance of the deferred tax asset was $342,468 and $351,632, respectively. IBG, Inc. also entered into an agreement (the “Tax Receivable Agreement”) with IBG Holdings LLC to pay IBG Holdings LLC (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of the tax basis increase. As of the IPO date, a payable to IBG Holdings LLC of $323,668 was recorded by IBG, Inc. Amounts payable under the Tax Receivable Agreement are subject to repayment to IBG Holdings LLC annually upon the filing of IBG, Inc.’s federal income tax return. The remaining 15%, $57,117, was accounted for as a permanent increase to additional paid-in capital in the unaudited condensed consolidated statement of financial condition. In December 2008, the Company paid IBG Holdings LLC $9,898 pursuant to the terms of the Tax Receivable Agreement.

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As described previously in Note 2 and in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of IBG Holdings LLC’s ownership of IBG LLC. At June 30, 2009, 1,000,000,000 shares of Class A common stock are authorized, of which 45,336,255 shares have been issued as of June 30, 2009 and December 31, 2008. 41,214,498 and 40,536,615 shares were outstanding as of June 30, 2009 and December 31, 2008, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of June 30, 2009 and December 31, 2008. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of June 30, 2009 and December 31, 2008.

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

Earnings per Share

Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic earnings per share:

Net income available for common stockholders	$ 12,818	$ 18,348	$ 25,440	$ 45,539

Weighted average shares of common stock outstanding:
Class A	40,916,660	40,410,889	40,727,687	40,277,324
Class B	100	100	100	100
	40,916,760	40,410,989	40,727,787	40,277,424

Basic earnings per share	$ 0.31	$ 0.45	$ 0.62	$ 1.13

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for dilutive potential common shares (2008 as adjusted):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Diluted earnings per share:
Net income available for common stockholders	$ 12,818	$ 18,348	$ 25,440	$ 45,539
Adjustments for potentially dilutive common shares	-	-	-	-
	$ 12,818	$ 18,348	$ 25,440	$ 45,539
Weighted average shares of common stock outstanding:
Class A:
Issued and outstanding	40,916,660	40,410,889	40,727,687	40,277,324
Potentially dilutive common shares:
Issuable pursuant to 2007 ROI Unit Stock Plan	841,493	1,041,211	894,619	1,106,264
Class B	100	100	100	100
	41,758,253	41,452,200	41,622,406	41,383,688

Diluted earnings per share	$ 0.31	$ 0.44	$ 0.61	$ 1.10

5.	Financial Instruments Owned and Sold, But Not Yet Purchased, at Fair Value

Financial instruments owned, including those pledged as collateral, and financial instruments sold, but not yet purchased consisted of the following, at fair value, at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
		Sold, But Not		Sold, But Not
	Owned	Yet Purchased	Owned	Yet Purchased

Stocks	$ 3,317,938	$ 4,478,265	$ 2,841,974	$ 5,365,694
Options	5,351,896	4,820,542	7,893,668	8,110,754
U.S. and foreign government obligations	93,312	-	286,563	-
Warrants	54,686	-	78,382	-
Corporate bonds	3,585	50	4,671	52
Discount certificates	113	-	8,171	-
Currency forward contracts	-	3,248	1,232	257
	$ 8,821,530	$ 9,302,105	$ 11,114,661	$ 13,476,757

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

The following tables set forth, by level within the fair value hierarchy (Note 2), financial instruments owned and financial instruments sold, but not yet purchased, which consisted of the following, at fair value as of June 30, 2009 and December 31, 2008. As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Financial Assets At Fair Value as of June 30, 2009

	Level 1	Level 2	Level 3	Total
Securities owned:
Stocks	$ 3,317,938	$ -	$ -	$ 3,317,938
Options	5,351,896	-	-	5,351,896
U.S. and foreign government obligations	93,312	-	-	93,312
Warrants	54,686	-	-	54,686
Corporate bonds	3,585	-	-	3,585
Discount certificates	113	-	-	113
	$ 8,821,530	$ -	$ -	$ 8,821,530

	Financial Liabilities At Fair Value as of June 30, 2009

	Level 1	Level 2	Level 3	Total
Securities sold, not yet purchased:
Stocks	$ 4,478,265	$ -	$ -	$ 4,478,265
Options	4,820,542	-	-	4,820,542
Corporate bonds	50	-	-	50
Currency forward contracts	-	3,248	-	3,248
	$ 9,298,857	$ 3,248	$ -	$ 9,302,105

	Financial Assets At Fair Value as of December 31, 2008

	Level 1	Level 2	Level 3	Total
Securities owned:
Stocks	$ 2,841,974	$ -	$ -	$ 2,841,974
Options	7,893,668	-	-	7,893,668
U.S. and foreign government obligations	286,563	-	-	286,563
Warrants	78,382	-	-	78,382
Corporate bonds	4,671	-	-	4,671
Discount certificates	8,171	-	-	8,171
Currency forward contracts	-	1,232	-	1,232
	$ 11,113,429	$ 1,232	$ -	$ 11,114,661

	Financial Liabilities At Fair Value as of December 31, 2008

	Level 1	Level 2	Level 3	Total
Securities sold, not yet purchased:
Stocks	$ 5,365,694	$ -	$ -	$ 5,365,694
Options	8,110,754	-	-	8,110,754
Corporate bonds	52	-	-	52
Currency forward contracts	-	257	-	257
	$ 13,476,500	$257	$ -	$ 13,476,757

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

6.	Employee Incentive Plans

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

As of June 30, 2009 and December 31, 2008, payables to employees for ROI Dollar Units were $20,395 and $24,158, respectively. Of these payable amounts, $6,633 and $3,769 were vested as of June 30, 2009 and December 31, 2008, respectively. These amounts are included in accounts payable, accrued expenses and other liabilities in the unaudited condensed consolidated statements of financial condition. Compensation expense for the ROI Dollar Unit plan, included in the unaudited condensed consolidated statement of income was $2,055 and $4,591 for the six month periods ended June 30, 2009 and 2008, respectively.

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

Of the fair value at the date of grant, $17,806 represented the accumulated ROI Dollar Unit value elected to be invested by employees in Common Stock and such amount was accrued for as of December 31, 2006. The remainder is being ratably accrued as compensation expense by the Group from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule. Compensation expense for the 2007 ROI Unit Stock Plan and related grants under the 2007 Stock Incentive Plan, net of the effect of forfeitures, included in the unaudited condensed consolidated statement of income for the six month periods ended June 30, 2009 and 2008 was $1,888 and $2,536, respectively. Estimated future compensation costs for unvested awards at June 30, 2009 were $13.7 million.

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

IBG, Inc. granted awards of Common Stock in connection with the IPO and is expected to continue to grant awards on or about December 31 of each year following the IPO to eligible employees as part of an overall plan of equity compensation. Shares of Common Stock granted are issued to IBG LLC, to be held as Treasury Stock, and are distributable to employees in accordance with the following schedule:

•	10% on the anniversary of the IPO; and
•	an additional 15% on each of the next six anniversaries of the date of the IPO, assuming continued employment with IBG, Inc. and compliance with non-competition and other applicable covenants.

Shares granted to directors vest, and are distributed, over a five-year period (20% per year) commencing one year after the date of grant. Stock Incentive Plan share grants (excluding 21,009 shares issued pursuant to the 2007 ROI Unit Stock Plan above) and the related fair values at the date of grant were:

		Fair Value at
		Date of Grant
	Shares	($000's)

In connection with IPO	927,943	$ 27,847
July 31, 2007	16,665	404
December 31, 2007	1,055,206	32,876
December 31, 2008	2,065,432	35,600

	4,065,246	$ 96,727

Of the fair value of shares granted in connection with the IPO, at the date of grant, $14,674 represented compensation accrued as of December 31, 2006 to former members of IBG LLC, with the remainder to be ratably accrued as compensation expense by the Group from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule.

Estimated future grants under the Stock Incentive Plan are being accrued ratably each year under the ASC 718 “Graded Vesting” method. Compensation expense recognized in the unaudited condensed consolidated statement of income for the six month periods ended June 30, 2009 and 2008 was $14,047 and $11,276, respectively. Estimated future compensation costs for unvested awards at June 30, 2009 were $39.4 million.

The following is a summary of Stock Plan activity for the period from January 1 through June 30, 2009:

	Shares
	2007 Stock	2007 ROI Unit
	Incentive Plan	Stock Plan

Balance, December 31, 2008	3,715,073	926,813

Granted	-	-
Forfeited	(16,210)	(1,049)
Distributed	(490,029)	(187,854)

Balance, June 30, 2009	3,208,834	737,910

On May 11, 2009, 677,883 shares of Common Stock, with a total grant date fair value of $17.9 million were distributed to employees and directors pursuant to the 2007 ROI Unit Stock Plan and the Stock Incentive Plan.  As provided for under the terms of the plans, certain employees elected to sell, and the Company facilitated the sale of, 175,362 of the distributed shares to meet the employees’ personal income tax withholding obligations arising from this share distribution.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Shares granted under the 2007 ROI Unit Stock Plan and the Stock Incentive Plan are subject to forfeiture in the event an employee ceases employment with the Company. The plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post-employment provisions will forfeit 50% of unvested previously granted shares unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested shares previously granted. Distributions of remaining shares to former employees will occur annually following the discontinuation of employment over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year. As of June 30, 2009, no shares have been distributed under these post-employment provisions.

7. Senior Secured Revolving Credit Facility

On May 18, 2009, IBG LLC entered into a $100 million one-year senior secured revolving credit facility with Bank of America, N.A. as administrative agent and Citibank, N.A., as syndication agent. IBG LLC is the sole borrower under this credit facility, which is required to be guaranteed by IBG LLC’s domestic non-regulated subsidiaries (currently there are no such entities). The facility’s interest rate is indexed to the overnight federal funds rate or to the LIBOR rate for the relevant term, at the borrower’s option, and is secured by a first priority interest in all of the capital stock of each entity owned directly by IBG LLC (subject to customary limitations with respect to foreign subsidiaries). The facility may be used to finance working capital needs and general corporate purposes, including downstreaming funds to IBG LLC’s regulated broker-dealer subsidiaries as regulatory capital. This allows IBG LLC to take advantage of market opportunities when they arise, while maintaining substantial excess regulatory capital. The financial covenants contained in this credit facility are as follows:

•	minimum consolidated shareholders’ equity, as defined, of $3.3 billion, with quarterly increases equal to 25% of positive unaudited condensed consolidated income;

•	maximum total debt to capitalization ratio of 30%;

•	minimum liquidity ratio of 1.0 to 1.0; and

•	maximum total debt to net regulatory capital ratio of 35%.

As of June 30, 2009, no borrowings were outstanding under this credit facility and IBG LLC was in compliance with all of the covenants. This credit facility replaced a $300 million senior secured revolving credit facility that matured on May 19, 2009. Since we maintain a highly liquid balance sheet, the change in the maximum borrowing amount under this new credit facility will not have a material impact on our future sources of cash.

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

IBG, Inc. accounts for potential losses related to litigation in accordance with ASC 450, Contingencies (formerly SFAS No. 5). As of June 30, 2009 and December 31, 2008, reserves provided for potential losses related to litigation matters were not material.

Guarantees

Certain of the Operating Companies provide guarantees to securities clearing houses and exchanges which meet the accounting definition of a guarantee under ASC 460, Guarantees (formerly FIN No. 45). Under the standard membership agreement, members are required to guarantee collectively the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. In the opinion of management, the Operating Companies’ liability under these arrangements is not quantifiable and could exceed the cash and securities they have posted as collateral. However, the potential for these Operating Companies to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried on the unaudited condensed consolidated statements of financial condition for these arrangements.

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

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three and six month periods ended June 30, 2009 and 2008, and to total assets as of June 30, 2009 and December 31, 2008:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenues:
Market making	$ 218,991	$ 271,819	$ 400,935	$ 675,074
Electronic brokerage	120,385	124,290	227,781	252,518
Corporate and eliminations	(7,278)	(694)	(277)	(3,658)
Total net revenues	$ 332,098	$ 395,415	$ 628,439	$ 923,934

Income before income taxes:
Market making	$ 141,609	$ 201,934	$ 259,724	$ 522,976
Electronic brokerage	62,007	59,336	107,533	117,119
Corporate and eliminations	(11,508)	(1,870)	(8,202)	(6,671)
Total income before income taxes	$ 192,108	$ 259,400	$ 359,055	$ 633,424

	June 30,	December 31,
	2009	2008
Segment assets:
Market making	$ 17,153,106	$ 21,227,371
Electronic brokerage	10,331,328	8,152,375
Corporate and eliminations	(1,040,770)	(1,023,111)
Total assets	$ 26,443,664	$ 28,356,635

IBG, Inc. operates its automated global business in U.S. and international markets on more than 80 exchanges and market centers. A significant portion of IBG, Inc.’s net revenues are generated by subsidiaries operating outside the United States.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

International operations are comprised of market making and electronic brokerage activities in 27 countries in Europe, Asia and North America (outside the United States). The following table presents total net revenues and income before income taxes by geographic area for the three and six month periods ended June 30, 2009 and 2008:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenues:
United States	$ 237,083	$ 245,467	$ 414,788	$ 576,489
International	102,352	150,642	213,983	351,039
Corporate and eliminations	(7,337)	(694)	(332)	(3,594)
Total net revenues	$ 332,098	$ 395,415	$ 628,439	$ 923,934

Income before income taxes:
United States	$ 140,504	$ 156,208	$ 237,847	$ 386,400
International	63,122	104,876	129,441	253,637
Corporate and eliminations	(11,518)	(1,684)	(8,233)	(6,613)
Total income before income taxes	$ 192,108	$ 259,400	$ 359,055	$ 633,424

10.	Regulatory Requirements

At June 30, 2009, aggregate excess regulatory capital for all of the Operating Companies was $3,117,357.

TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the CFTC’s minimum financial requirements (Regulation 1.17). At June 30, 2009, TH LLC had net capital of $1,186,371, which was $1,169,353 in excess of required net capital of $17,018, and IB LLC had net capital of $696,557, which was $636,762 in excess of required net capital of $59,975.

THE is subject to the Swiss National Bank eligible equity requirement. At June 30, 2009, THE had eligible equity of $1,365,383, which was $1,018,453 in excess of the minimum requirement of $346,930.

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

At June 30, 2009, all of the Operating Companies were in compliance with their respective regulatory capital requirements.

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain entities within IBG, Inc. are subject to other regulatory restrictions and requirements.

11.	Related Party Transactions

Receivable from affiliate represents amounts advanced to IBG Holdings LLC. Included in receivable from and payable to customers in the accompanying unaudited condensed consolidated statement of financial condition as of June 30, 2009 and December 31, 2008 were account receivables of directors, officers and their affiliates of $28,512 and $71,823 and payables of $153,423 and $55,113, respectively. Included in senior notes payable at June 30, 2009 and December 31, 2008 were senior notes purchased by directors and their affiliates of $13,728 and $9,492, respectively.

12. Subsequent Events

As required by ASC 855-10-50 (formerly paragraph 12 of SFAS No. 165), the Company has evaluated subsequent events for adjustment to or disclosure in its unaudited condensed consolidated financial statements through August 10, 2009, the date the unaudited condensed consolidated financial statements were issued. No recordable or disclosable events occurred through this date.

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

Introduction

IBG, Inc. is a holding company whose primary asset is ownership of approximately 10.5% of the membership interests of the Group.

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

•

Market Making. We conduct our market making business through our TH subsidiaries. As one of the largest market makers on many of the world’s leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of approximately 564,000 tradable, exchange-listed products. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time. Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, thus minimizing the risk of our portfolio at all times. This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios.

•

Electronic Brokerage. We conduct our electronic brokerage business through our IB subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on the technology originally developed for our market making business, IB’s systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account. We offer our customers access to all classes of tradable, exchange-listed products, including stocks, bonds, options, futures and forex, traded on more than 80 exchanges and market centers and in 18 countries around the world seamlessly.

When we use the terms “we,” “us,” and “our,” we mean IBG, Inc. and its subsidiaries for the periods presented.

Executive Overview

Second Quarter Results: Diluted earnings per share were $0.31 for the three months ended June 30, 2009, 30% lower than the $0.44 for the three months ended June 30, 2008.

Consolidated: For the three months ended June 30, 2009, our net revenues were $332.1 million and income before income taxes was $192.2 million, compared to net revenues of $395.5 million and income before income taxes of $259.4 million for the same period in 2008. Trading gains decreased 16% in the three months ended June 30, 2009, compared to the same period last year and commissions and execution fees increased by 5% for the same time period. Net interest income decreased 59% in the three months ended June 30, 2009, compared to the same period last year due to the low interest rate environment. Our pre-tax margin for the three months ended June 30, 2009 was 58%, compared to 66% for the same period in 2008.

Market Making: During the three months ended June 30, 2009, income before income taxes in our market making segment decreased 30%, compared with the same period in 2008, reflecting lower trading gains. During the second quarter of 2009, options bid/offer spreads continued to contract, though less dramatically than in the first quarter of 2009, which adversely affected trading gains. Lower volatility levels during the quarter, which were more conducive to the profitability of our options market making systems, helped to partially offset the negative impact of compressed spreads. Pre-tax margin decreased to 65% in the second quarter of 2009 compared to 74% in the same period of 2008.

Brokerage: During the three months ended June 30, 2009, income before income taxes in our electronic brokerage segment increased 5% compared to the same period in 2008, reflecting higher commission revenues and lower execution and clearing expenses. These positive trends were partially offset by a reduction in net interest income from the same period last year, which was attributable to a lower interest rate environment. Pre-tax margin increased from 48% to 51% in the same time periods. Total Daily Average Revenue Trades (“DARTs”) for cleared and execution-only customers increased 6% to approximately 345,000 during the three months ended June 30, 2009, compared to approximately 326,000 during the three months ended June 30, 2008. The number of customer accounts grew 5% from the first quarter of 2009.

Six months results: Diluted earnings per share were $0.61 for the six months ended June 30, 2009, 45% lower than the $1.10 for the six months ended June 30, 2008; which was one of our most profitable periods.

Consolidated: For the six months ended June 30, 2009, our net revenues were $628.4 million and income before income taxes was $359.1 million, compared to net revenues of $923.9 million and income before income taxes of $633.4 million for the same period in 2008. Trading gains decreased 37% in the six months ended June 30, 2009, compared to the same period last year and commissions and execution fees were flat compared to the year-ago period, while net interest income decreased 64%. Our pre-tax margin for the six months ended June 30, 2009 was 57%, compared to 69% for the same period in 2008.

Market Making: During the six months ended June 30, 2009, income before income taxes in our market making segment decreased 50%, compared with the same period in 2008. This was driven by higher than ideal volatility levels for our pricing models and a contraction in bid/offer spreads, which we began to observe in the last quarter of 2008. Pre-tax margin decreased to 65% in the first half of 2009 compared to 77% in the same period of 2008.

Brokerage: During the six months ended June 30, 2009, income before income taxes in our electronic brokerage segment fell 8% compared to the same period in 2008, driven by a significant reduction in net interest income due to a lower interest rate environment. As a result of lower execution and clearing expenses, pre-tax margin increased from 46% to 47% between the same comparative time periods. DARTs for cleared and execution-only customers increased 3% to approximately 351,000 during the six months ended June 30, 2009, compared to approximately 340,000 during the six months ended June 30, 2008. The number of customer accounts grew 18% from the year ago quarter.

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

TRADE VOLUMES:

(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2003	32,772		22,748		2,367		57,887		230
2004	41,506	27%	28,876	27%	2,932	24%	73,314	27%	290
2005	54,044	30%	34,800	21%	7,380	152%	96,224	31%	382
2006	66,043	22%	51,238	47%	12,828	74%	130,109	35%	518
2007	99,086	50%	72,931	42%	16,638	30%	188,655	45%	752
2008	101,672	3%	120,195	65%	16,966	2%	238,833	27%	944

2Q2008	21,189		26,618		3,961		51,768		809
2Q2009	26,434	25%	31,647	19%	2,971	-25%	61,052	18%	969

CONTRACT AND SHARE VOLUMES:

(in 000’s, except %)

TOTAL

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2003	194,358		31,034		17,038,250
2004	269,715	39%	37,748	22%	17,487,528	3%
2005	409,794	52%	44,560	18%	21,925,120	25%
2006	563,623	38%	62,419	40%	34,493,410	57%
2007	673,144	19%	83,134	33%	47,324,798	37%
2008	757,732	13%	108,984	31%	55,845,428	18%

2Q2008	172,053		25,739		11,584,762
2Q2009	166,588	-3%	21,273	-17%	19,687,486	70%

MARKET MAKING

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2003	177,459		6,638		12,578,584
2004	236,569	33%	10,511	58%	12,600,280	0%
2005	308,613	30%	11,551	10%	15,625,801	24%
2006	371,929	21%	14,818	28%	21,180,377	36%
2007	447,905	20%	14,520	-2%	24,558,314	16%
2008 **	514,629	15%	21,544	48%	26,008,433	6%

2Q2008	112,019		4,807		4,741,437
2Q2009	112,490	0%	4,022	-16%	7,461,905	57%

BROKERAGE TOTAL

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2003	16,898		24,396		4,459,667
2004	33,146	96%	27,237	12%	4,887,247	10%
2005	101,181	205%	33,009	21%	6,299,319	29%
2006	191,694	89%	47,601	44%	13,313,033	111%
2007	225,239	17%	68,614	44%	22,766,484	71%
2008	243,103	8%	87,440	27%	29,836,995	31%

2Q2008	60,034		20,932		6,843,325
2Q2009	54,098	-10%	17,251	-18%	12,225,581	79%

* Includes options on futures

** In Brazil, an equity option contract typically represents 1 share of the underlying stock; however, the typical minimum trading quantity is 100 contracts.  To make a fair comparison to volume at other exchanges we have adopted a policy of reporting Brazilian equity options contracts divided by their minimum trading quantity of 100.

CONTRACT AND SHARE VOLUMES, continued:

(in 000’s, except %)

BROKERAGE CLEARED

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2003	11,351		19,086		3,612,503
2004	16,438	45%	24,118	26%	4,339,462	20%
2005	23,456	43%	30,646	27%	5,690,308	31%
2006	32,384	38%	45,351	48%	12,492,870	120%
2007	51,586	59%	66,278	46%	20,353,584	63%
2008	77,207	50%	85,599	29%	26,334,752	29%

2Q2008	18,905		20,586		6,037,978
2Q2009	24,281	28%	17,005	-17%	11,666,739	93%

* Includes options on futures

BROKERAGE STATISTICS:

(in 000’s, except % and where noted)

	2Q2009	2Q2008	% Change
Total Accounts	122	103	18%
Customer Equity (in billions) *	$11.5	$10.2	13%
Cleared DARTs	317	285	11%
Total Customer DARTs	345	326	6%

(in $'s, except DART per account)
Commission per DART	$4.32	$4.30	0%
DART per Avg. Account (Annualized)	674	713	-5%
Net Revenue per Avg. Account (Annualized)	$3,745	$4,263	-12%

* Excluding Non-Customers (i.e., officers, directors and affiliated parties)

Business Environment

Our profitability as market makers is a function of trading volume, our share of that volume and the bid/offer spread in the market, the last of which is determined by competition among market participants. These factors, together with other, random elements - such as rising or falling volatilities; implied vs. actual volatilities in the market; currency fluctuations; and sudden, large price moves in certain securities that may be correctly foreseen by some traders - will determine our profitability for any period.

Since the beginning of this year, Wall Street has been recovering from the seismic events of 2008. Many trading operations have refocused their profit seeking activities on the listed option markets, and as a result, created heightened competition and substantially narrower bid/offer spreads. Starting with the last quarter of 2008 we observed narrowing bid/offer spreads in the options markets, particularly in the U.S. The degree of narrowing spreads was very significant in the first quarter, while in the second quarter, this contraction continued but was less dramatic. In the second quarter, actual and implied stock price volatilities declined to levels that are more favorable for our trading strategies. Generally we maintain an overall long volatility position, which enables us to provide liquidity to buyers in up markets and sellers in down markets. When volatility rose to unusually high levels, as a protective measure we chose to curtail our long volatility position, which resulted in fewer trading opportunities for us.

While the electronic brokerage segment is also impacted by trends in market prices and trading volumes, the effects on brokerage are less volatile than in market making. Market prices, as measured by the S&P 500 Index, declined about 35% on average from the year ago quarter, but increased about 13% during the second quarter of 2009. The majority of our customer base is comprised of experienced, professional traders who have shown greater resilience to severe market swings than average retail investors. Our customer accounts continue to grow and activity levels of cleared customers, which generate direct revenues for the brokerage segment, remain healthy. Declines in total customer options volume were attributable to non-cleared customers, which is a lower margin business that we have de-emphasized over time.

According to data received from exchanges worldwide, volumes in exchange-listed equity-based options increased by approximately 8.5% globally and by approximately 12.0% in the U.S. during the quarter ended June 30, 2009, compared to the same period in 2008. The growing “equity culture” has been positive for trading volumes and even though we may see brief periods of interruption, we believe the long-term growth trend is likely to continue. We have also observed a continuation of certain types of options activity that are driven by non-trading strategies. One such strategy results in spikes in trading volume prior to ex-dividend dates that would appear to be overstating the exchange-reported volumes, especially in the United States. Such activity does not represent trades with which other market participants, including market makers and customers, can interact. We cannot estimate the impact this activity has on overall trading volumes.

According to data received from exchanges worldwide, during the second quarter of 2009 we accounted for approximately 11.1% of the exchange-listed equity based options (including options on ETF’s and stock index products) volume traded worldwide and approximately 13.5% of exchange-listed equity based options volume traded in the U.S. This compares to approximately 12.5% of the exchange-listed equity based options volume traded worldwide and approximately 16.2% of the exchange-listed equity based options volume traded in the U.S. in the second quarter of 2008. The decrease in our market share is a reflection of our reduced participation during the quarter in options on low priced / high volatility stocks. These types of instruments are not ideal for our option pricing model. See the tables on pages 25 – 27 of this Quarterly report on Form 10-Q for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

Certain potential regulatory changes are currently being reviewed and publicly debated, such as permanent adoption of regulations to curb abusive short selling of stocks and exchange rules affecting treatment of frequently trading options customers. If passed, these changes may impact our business.

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

•

A driver of our market making profits is the relationship between actual and implied volatility in the equities markets. The cost of maintaining our conservative risk profile is based on implied volatility, while our profitability, in part, is based on actual volatility. Hence, generally, our profitability is increased when actual volatility runs above implied volatility and it is decreased when actual volatility falls below implied volatility. During periods of very high volatility this relationship may have less or no impact if we reduce our long volatility position. In addition, implied volatility tends to lag actual volatility.

See “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2009 and elsewhere in this report for a discussion of other risks that may affect our financial condition and results of operations.

Results of Operations

The tables in the period comparisons below provide summaries of our revenues and expenses. The period-to-period comparisons below of financial results are not necessarily indicative of future results. The calculation of diluted earnings per share has been changed to exclude shares of Class A Common Stock potentially issuable under the Exchange Agreement in exchange for interests in IBG LLC that the Company does not currently own as such shares are not dilutive. This change has no effect on diluted earnings per share because it reduces diluted weighted average shares outstanding and diluted net income available for common stockholders proportionately. Diluted weighted average shares outstanding and diluted earnings per share have been calculated on this basis for all periods presented. See the notes to the unaudited condensed consolidated financial statements in Part 1 Item 1 of this Quarterly Report on Form 10-Q for more information regarding the calculation of earnings per share. The following table sets forth our consolidated results of operations for the indicated periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(in millions, except share and per share data)
Revenues:
Trading gains	$ 223.6	$ 266.0	$ 404.1	$ 644.6
Commissions and execution fees	90.2	85.5	174.5	173.7
Interest income	33.5	128.8	59.8	272.7
Other income	7.6	17.8	29.0	48.6

Total revenues	354.9	498.1	667.4	1,139.6

Interest expense	22.8	102.6	39.0	215.7

Total net revenues	332.1	395.5	628.4	923.9

Non-interest expenses:
Execution and clearing	70.8	74.0	131.9	161.1
Employee compensation and benefits	42.5	38.5	85.3	79.9
Occupancy, depreciation and amortization	9.9	8.6	19.5	17.1
Communications	5.5	4.6	10.5	8.6
General and administrative	11.2	10.4	22.1	23.8
Total non-interest expenses	139.9	136.1	269.3	290.5

Income before income taxes	192.2	259.4	359.1	633.4
Income tax expense	25.3	28.6	37.1	62.0

Net income	166.9	230.8	322.0	571.4

Net income attributable to non-controlling interests	154.1	212.5	296.6	525.9

Net income available for common shareholders	$ 12.8	$ 18.3	$ 25.4	$ 45.5

Earnings per share:
Basic	$ 0.31	$ 0.45	$ 0.62	$ 1.13
Diluted	$ 0.31	$ 0.44	$ 0.61	$ 1.10

Weighted average common shares outstanding:
Basic	40,916,760	40,410,989	40,727,787	40,277,424
Diluted	41,758,253	41,452,200	41,622,406	41,383,688

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Net Revenues

Total net revenues for the three months ended June 30, 2009 decreased $63.4 million or 16%, to $332.1 million from $395.5 million, during the three months ended June 30, 2008. Trading volume is one of the most important drivers of revenues and costs for both our market making and electronic brokerage segments. Based on data published by the FIA and options exchanges worldwide, global equity options volume during the three months ended June 30, 2009 increased approximately 8.5%, compared to the same period in 2008. U.S. equity options volume increased approximately 12.0% between the same periods.

For the quarter ended June 30, 2009, options contracts executed by our subsidiaries decreased by 5.5 million, or 3%, to 166.6 million contracts from 172.1 million contracts for the quarter ended June 30, 2008.The decrease came primarily from brokerage for non-cleared customers.

Trading Gains. Trading gains for the three months ended June 30, 2009 decreased $42.4 million, or 16%, to $223.6 million from $266.0 million for the three months ended June 30, 2008. As market makers, we provide liquidity by buying from sellers and selling to buyers. During the three months ended June 30, 2009, our market making operations executed 26.4 million trades, an increase of 25% compared to the number of trades executed in the three months ended June 30, 2008. The increase in volume took place in stocks. Market making options contract volume in the quarter ended June 30, 2009 was at the same level as the comparable period in 2008.

Included in trading gains are net dividends and currency translation gains and losses from market making activities. Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record. When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase stock after the ex-dividend date. Hence, the apparent gains and losses due to these price changes, reflecting the value of dividends paid to shareholders, must be taken together with the dividends paid and received, respectively, in order to accurately reflect the results of our market making operations. As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in foreign currencies. Translation losses of $49.3 million were recognized in the three months ended June 30, 2009, on foreign currency balances held by our subsidiaries, compared to translation gains of $48.9 million for the three months ended June 30, 2008. A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Commissions and Execution Fees. Commissions and execution fees for the three months ended June 30, 2009 increased $4.7 million, or 5%, to $90.2 million, as compared to the three months ended June 30, 2008. This was due to an increase in stock and options volume from our cleared customers. Total DARTs for cleared and execution-only customers for the three months ended June 30, 2009 increased 6% to approximately 345,000, compared to approximately 326,000 during the three months ended June 30, 2008. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 11% to approximately 317,000, for the three months ended June 30, 2009, compared to approximately 285,000 for the three months ended June 30, 2008.The number of customer accounts grew by 18% to approximately 122,000 at June 30, 2009, compared to approximately 103,000 at June 30, 2008. Average commission per DART for cleared customers, for the quarter ended June 30, 2009, increased by $0.02, to $4.32, as compared to $4.30 for the quarter ended June 30, 2008.

Interest Income and Interest Expense. Net interest income (interest income less interest expense) for the quarter ended June 30, 2009 decreased $15.5 million, or 59%, to $10.7 million, as compared to the quarter ended June 30, 2008. Net interest income was derived almost entirely from the electronic brokerage segment during the three months ended June 30, 2009. For market making, net interest declined $10.2 million from the same period last year to a net expense of $4.5 million. As a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio. When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income. When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income. The relative interest rates during the second quarter of 2009 resulted in a mix of positions that produced more trading income and less interest income. In addition, average securities borrowed decreased by 29%, to $4.35 billion and average securities loaned decreased by 79%, to $816 million, for the quarter ended June 30, 2009, as market making positions contracted and our strong liquidity position reduced our financing needs in the securities lending markets. Customer cash balances increased by 18%, to $9.04 billion, end-of-period, and customer fully secured margin borrowings decreased 12%, to $2.19 billion, end-of-period, at June 30, 2009, as compared to $7.67 billion and $2.48 billion, end-of-period, respectively, at June 30, 2008. Lower interest rates had a negative effect on the net interest income we earned on customer cash balances. The average Fed Funds effective rate dropped 190 basis points to 0.2% for the quarter ended June 30, 2009 as compared to 2.1% for the quarter ended June 30, 2008. Net interest earned in electronic brokerage decreased $7.0 million, or 33%, to $14.0 million, as compared to the quarter ended June 30, 2008.

Other Income. Other income, for the three months ended June 30, 2009, decreased $10.2 million, or 57%, to $7.6 million, as compared to the three months ended June 30, 2008. This decrease was primarily attributable to a $6.4 million impairment loss recognized on our investment in W.R. Hambrecht + Co. Inc.; $2.2 million in mark-to-market losses on non-trading securities recognized in the quarter ended June 30, 2009; and a $3.2 million decrease in payment for order flow income received by our brokerage unit, primarily due to increased options volume executed on exchanges using the make-or-take model where we are paid for providing liquidity and charged for taking liquidity instead of collecting payment for order flow.

Non-Interest Expenses

Non-interest expenses, for the three months ended June 30, 2009, increased by $3.8 million, or 3%, to $139.9 million from $136.1 million, during the three months ended June 30, 2008. The increase was primarily due to higher employee compensation and benefits, partially offset by a decrease in execution and clearing fees expenses. As a percentage of total net revenues, non-interest expenses increased to 42% for the three months ended June 30, 2009 from 34% during the same period in 2008.

Execution and Clearing.  Execution and clearing expenses, for the three months ended June 30, 2009, decreased $3.2 million, or 4%, to $70.8 million, as compared to the three months ended June 30, 2008 primarily due to a shift in trade volume to products with lower costs or liquidity rebates; overall futures contracts decreased 17% while overall stock volume increased by 70% over the same period in 2008.

Employee Compensation and Benefits. Employee compensation and benefits expenses, for the three months ended June 30, 2009, increased by $4.0 million, or 10%, to $42.5 million, as compared to the three months ended June 30, 2008. This increase reflected the 10% growth in the average number of employees to 770 for the quarter ended June 30, 2009, as compared to 700 for the same period in 2008. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 13% and 10%, for the three month periods ended June 30, 2009 and 2008, respectively.

General and Administrative. General and administrative expenses, for the three months ended June 30, 2009, increased $0.8 million, or 8%, to $11.2 million, as compared to the three months ended June 30, 2008, primarily attributable to a reserve for a potential non-income tax adjustment at one of our foreign operating companies, partially offset by a reduction in customer bad debt reserves.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Net Revenues

Total net revenues for the six months ended June 30, 2009 decreased $295.5 million, or 32%, to $628.4 million from $923.9 million, during the six months ended June 30, 2008. Trading volume is one of the most important drivers of revenues and costs for both our market making and electronic brokerage segments. Based on data published by the FIA and options exchanges worldwide, global equity options volume during the first six months of 2009 increased approximately 6.4%, compared to the same period in 2008. U.S. equity options volume increased approximately 4.7% between the same periods. For the six months ended June 30, 2009, options contracts executed by our subsidiaries decreased by 43.2 million, or 12%, to 331.0 million contracts from 374.2 million contracts for the six months ended June 30, 2008.The decrease came primarily from market making and brokerage for non-cleared customers.

Trading Gains. Trading gains for the six months ended June 30, 2009 decreased $240.5 million, or 37%, to $404.1 million from $644.6 million for the six months ended June 30, 2008. As market makers, we provide liquidity by buying from sellers and selling to buyers. During the six months ended June 30, 2009, our market making operations executed 51.2 million trades, an increase of 9% compared to the number of trades executed in the six months ended June 30, 2008. However, market making options contract volume in the six months ended June 30, 2009 decreased by 8% from the same period in 2008.

Included in trading gains are net dividends and currency translation gains and losses from market making activities. Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record. When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase stock after the ex-dividend date. Hence, the apparent gains and losses due to these price changes, reflecting the value of dividends paid to shareholders, must be taken together with the dividends paid and received, respectively, in order to accurately reflect the results of our market making operations. As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in foreign currencies. Translation losses of $19.2 million were recognized in the six months ended June 30, 2009, on foreign currency balances held by our subsidiaries, compared to translation gains of $1.2 million for the six months ended June 30, 2008. A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Commissions and Execution Fees. Commissions and execution fees for the six months ended June 30, 2009 increased $0.8 million, to $174.5 million, as compared to the six months ended June 30, 2008. This was due to an increase in stock and options volume from our cleared customers. Total DARTs for cleared and execution-only customers for the six months ended June 30, 2009 increased 3% to approximately 351,000, compared to approximately 340,000 during the six months ended June 30, 2008. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 10% to approximately 324,000, for the six months ended June 30, 2009, compared to approximately 294,000 for the six months ended June 30, 2008.The number of customer accounts grew by 18% to approximately 122,000 at June 30, 2009, compared to approximately 103,000 at June 30, 2008. Average commission per DART for cleared customers, for the six months ended June 30, 2009, decreased by $0.18, or 4%, to $4.13, as compared to $4.31 for the six months ended June 30, 2008, primarily due to shifts in the mix of products our customers traded.

Interest Income and Interest Expense. Net interest income (interest income less interest expense) for the six months ended June 30, 2009 decreased $36.2 million, or 64%, to $20.8 million, as compared to the six months ended June 30, 2008. Net interest income was derived almost entirely from the electronic brokerage segment during the six months ended June 30, 2009. For market making, net interest declined $22.2 million from the same period last year to a net expense of $4.7 million. As a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio. When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income. When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income. The relative interest rates during the first half of 2009 resulted in a mix of positions that produced more trading income and less interest income. In addition, average securities borrowed decreased by 10%, to $5.54 billion and average securities loaned decreased by 80%, to $777 million, for the six months ended June 30, 2009, as market making positions contracted and our strong liquidity position reduced our financing needs in the securities lending markets. Customer cash balances increased by 18%, to $9.04 billion, end-of-period, and customer fully secured margin borrowings decreased 12%, to $2.19 billion, end-of-period, at June 30, 2009, as compared to $7.67 billion and $2.48 billion, end-of-period, respectively, at June 30, 2008. Lower interest rates had a negative effect on the net interest income we earned on customer cash balances. The average Fed Funds effective rate dropped 240 basis points to 0.2% for the first half of 2009 as compared to 2.6% for the first half of 2008. Net interest earned in electronic brokerage decreased $19.1 million, or 44%, to $23.9 million, as compared to the six months ended June 30, 2008.

Other Income. Other income, for the six months ended June 30, 2009, decreased $19.6 million, or 40%, to $29.0 million, as compared to the six months ended June 30, 2008. This decrease was primarily attributable to a non-recurrence of the $8.9 million in mark-to-market gains on non-trading securities recognized in the first half of 2008; and a $9.5 million decrease in payment for order flow income received by our brokerage unit, primarily due to the expansion of the options penny pricing program in the U.S., which was introduced in February 2007 and extended to 63 options classes in March 2008 and to increased options volume executed on exchanges using the make-or-take model where we do not receive payments for order flow.

Non-Interest Expenses

Non-interest expenses, for the six months ended June 30, 2009, decreased by $21.2 million, or 7%, to $269.3 million from $290.5 million, during the six months ended June 30, 2008. The decrease was due to lower execution and clearing expenses, partially offset by an increase primarily in employee compensation and benefits. As a percentage of total net revenues, non-interest expenses increased to 43% for the six months ended June 30, 2009 from 31% during the same period in 2008.

Execution and Clearing.  Execution and clearing expenses, for the six months ended June 30, 2009, decreased $29.2 million, or 18%, to $131.9 million, as compared to the six months ended June 30, 2008 primarily due to a shift in trade volume to products with lower costs or liquidity rebates; futures and options volume decreased 20% and 12% respectively, while stock volume increased by 38% over the same period in 2008.

Employee Compensation and Benefits. Employee compensation and benefits expenses, for the six months ended June 30, 2009, increased by $5.4 million, or 7%, to $85.3 million, as compared to the six months ended June 30, 2008. This increase reflected the 10% growth in the average number of employees to 763 for the six months ended June 30, 2009, as compared to 692 for the same period in 2008. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 14% and 9%, for the six month periods ended June 30, 2009 and 2008, respectively.

General and Administrative. General and administrative expenses, for the six months ended June 30, 2009, decreased $1.7 million, or 7%, to $22.1 million, as compared to the six months ended June 30, 2008, primarily attributable to decreases in our reserves for legal contingencies and customer bad debts, partially offset by a reserve for a potential non-income tax adjustment at one of our foreign operating companies.

Business Segments

The following table sets forth the net revenues and non-interest expenses and income before income taxes of our business segments:

		Three Months		Six Months
		Ended June 30,		Ended June 30,
		2009	2008	2009	2008
		(in millions)
Market Making	Net revenues	$ 218.9	$ 271.7	$ 400.9	$ 675.0
	Non-interest expenses	77.4	69.8	141.2	152.1

	Income before income taxes	$ 141.5	$ 201.9	$ 259.7	$ 522.9

	Pre-tax profit margin	65%	74%	65%	77%

Electronic Brokerage	Net revenues	$ 120.4	$ 124.3	$ 227.8	$ 252.5
	Non-interest expenses	58.4	65.0	120.3	135.4

	Income before income taxes	$ 62.0	$ 59.3	$ 107.5	$ 117.1

	Pre-tax profit margin	51%	48%	47%	46%

Corporate*	Net revenues	$ (7.2)	$ (0.5)	$ (0.3)	$ (3.6)
	Non-interest expenses	4.1	1.3	7.8	3.0

	Income before income taxes	$ (11.3)	$ (1.8)	$ (8.1)	$ (6.6)

Total	Net revenues	$ 332.1	$ 395.5	$ 628.4	$ 923.9
	Non-interest expenses	139.9	136.1	269.3	290.5

	Income before income taxes	$ 192.2	$ 259.4	$ 359.1	$ 633.4

	Pre-tax profit margin	58%	66%	57%	69%

* Corporate includes corporate related activities as well as inter-segment eliminations.

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

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(in millions)
Revenues:
Trading gains	$ 221.4	$ 262.2	$ 399.7	$ 639.5
Interest income	18.6	74.7	35.4	151.0
Other income	2.0	3.8	5.9	18.0

Total revenues	242.0	340.7	441.0	808.5

Interest expense	23.1	69.0	40.1	133.5

Total net revenues	218.9	271.7	400.9	675.0

Non-interest expenses:
Execution and clearing	45.0	40.8	78.6	92.6
Employee compensation and benefits	15.6	14.1	31.9	30.0
Occupancy, depreciation and amortization	2.7	3.0	5.1	5.9
Communications	2.9	2.6	5.6	4.9
General and administrative	11.2	9.3	20.0	18.7

Total non-interest expenses	77.4	69.8	141.2	152.1

Income before income taxes	$ 141.5	$ 201.9	$ 259.7	$ 522.9

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Market making total net revenues for the three months ended June 30, 2009 decreased $52.8 million, or 19%, to $218.9 million, from $271.7 million during the three months ended June 30, 2008. Trading gains for the three months ended June 30, 2009 decreased $40.8 million, or 16%, primarily due to tighter spreads on exchange-traded options and other factors described in the “Business Environment” section above. Market making options contract volume in the three months ended June 30, 2009 maintained approximately the same level as the comparable period in 2008. Trading gains also include translation gains and losses. Translation losses, for the three months ended June 30, 2009, were $49.2 million, as compared to translation gains of $46.9 million, for the three months ended June 30, 2008. Net interest income, for the three months ended June 30, 2009, decreased by $10.2 million, to a net expense of $4.5 million. As described above, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on the relative interest rates in the stock and options markets. In the second quarter of 2009, these factors produced more trading income and less interest income.

Market making non-interest expenses for the three months ended June 30, 2009 increased $7.6 million, or 11%, as compared to the three months ended June 30, 2008. This change primarily resulted from a $4.2 million increase in execution and clearing costs, which reflects an increase in stock trading volumes, higher regulatory costs and a $1.9 million increase in general and administrative expenses primarily due to a reserve for a potential non-income tax adjustment at one of our foreign operating companies. As a percentage of total net revenues, market making non-interest expenses increased to 35% from 26% for the three month periods ended June 30, 2009 and 2008, respectively.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Market making total net revenues for the six months ended June 30, 2009 decreased $274.1 million, or 41%, to $400.9 million, from $675.0 million during the six months ended June 30, 2008. Trading gains for the six months ended June 30, 2009 decreased $239.8 million, or 37%, primarily due to tighter bid/offer spreads on exchange-traded options and other factors described in the “Business Environment” section above. Market making options contract volume in the six months ended June 30, 2009 decreased by 8% from the same period in 2008, driven by these less favorable market conditions. Trading gains also include translation gains and losses. Translation losses, for the six months ended June 30, 2009, were $19.0 million, as compared to translation losses of $1.7 million, for the six months ended June 30, 2008. Net interest income, for the six months ended June 30, 2009, decreased by $22.2 million to a net expense of $4.7 million. As described above, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on the relative interest rates in the stock and options markets. In the first half of 2009, these factors produced more trading income and less interest income.

Market making non-interest expenses for the six months ended June 30, 2009 decreased $10.9 million, or 7%, as compared to the six months ended June 30, 2008. This change primarily resulted from an $14.0 million decrease in execution and clearing costs, which reflects greater options volume executed on U.S. option exchanges that use the make-or-take model, where as a market maker we are paid for providing liquidity instead of paying exchange fees and the reduction in exchange mandated payment for order flow program costs as more options are traded in penny increments. As a percentage of total net revenues, market making non-interest expenses increased to 35% from 23% for the six month periods ended June 30, 2009 and 2008, respectively.

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(in millions)
Revenues:
Commissions and execution fees	$ 90.2	$ 85.5	$ 174.5	$ 173.7
Interest income	16.7	56.2	29.7	129.0
Other income	16.2	17.8	29.4	35.8

Total revenues	123.1	159.5	233.6	338.5

Interest expense	2.7	35.2	5.8	86.0

Total net revenues	120.4	124.3	227.8	252.5

Non-interest expenses:
Execution and clearing	26.7	34.1	54.2	68.6
Employee compensation and benefits	12.5	11.4	25.3	24.5
Occupancy, depreciation and amortization	4.2	3.3	8.4	6.6
Communications	2.5	2.0	4.8	3.7
General and administrative	12.5	14.2	27.6	32.0

Total non-interest expenses	58.4	65.0	120.3	135.4

Income before income taxes	$ 62.0	$ 59.3	$ 107.5	$ 117.1

Three months ended June 30, 2009 Compared to the Three months ended June 30, 2008

Electronic brokerage total net revenues for the three months ended June 30, 2009 decreased $3.9 million, or 3%, to $120.4 million, from $124.3 million during the three months ended June 30, 2008, primarily due to lower net interest income. This decrease reflects the lower interest rate environment, which reduced the spreads we earned on customer cash balances. The average Fed Funds effective rate dropped 190 basis points to 0.2% for the quarter ended June 30, 2009 as compared to 2.1% for the quarter ended June 30, 2008. Commission and execution fees increased $4.7 million or 5% for the three months ended June 30, 2009 compared to the same period in the prior year due to a 79% increase in stock volume partially offset by a 10% decrease in options volume and 18% decrease in futures volume. Cleared customer trade volume, which generates the majority of direct revenues for electronic brokerage, exhibited stronger increases, with stock volume up 93%, options volume up 28% and futures volume down 17% from the same period in 2008. Total DARTs from cleared and execution-only customers for the three months ended June 30, 2009 increased 6% to approximately 345,000, compared to approximately 326,000 during the three months ended June 30, 2008. DARTs from cleared customers for the three months ended June 30, 2009 increased 11% to approximately 317,000, compared to approximately 285,000 during the three months ended June 30, 2008. Despite broad market value declines, total customer equity grew by 13% to $11.5 billion at June 30, 2009, from $10.2 billion at June 30, 2008. The number of customer accounts grew 18% from June 30, 2008 to approximately 122,000. The primary component of other income, payment for order flow received through programs administered by U.S. options exchanges, decreased $3.2 million, or 27%, primarily due to increased options volume executed on exchanges using the make-or-take model where we do not receive payments for order flow.

Electronic brokerage non-interest expenses for the three months ended June 30, 2009 decreased $6.6 million, or 10%, as compared to the three months ended June 30, 2008.  Within that, execution and clearing expenses decreased by $7.4 million, which reflects a shift in trade volume to products with lower costs or liquidity rebates in the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. General and administrative expenses decreased by $1.7 million, or 12%. As a percentage of total net revenues, non-interest expenses decreased to 49% from 52% for the three month periods ended June 30, 2009 and 2008, respectively.

Six months ended June 30, 2009 Compared to the Six months ended June 30, 2008

Electronic brokerage total net revenues for the six months ended June 30, 2009 decreased $24.7 million, or 10%, to $227.8 million, from $252.5 million during the six months ended June 30, 2008, primarily due to lower net interest income. This decrease reflects lower interest rates which reduced the spreads we earned on customer cash balances. The average Fed Funds effective rate dropped 240 basis points to 0.2% for the first half of 2009 as compared to 2.6% for the first half of 2008. Commission and execution fees increased $0.8 million for the six months ended June 30, 2009 compared to the same period in the prior year due to an increase in cleared customer trade volumes which grew 17%; activity increased in stocks and options, where volume expanded 63% and 25%, respectively. Futures volume, which generates higher per unit revenues but lower gross profit margins, decreased 18% for cleared customers over this time period. Total DARTs from cleared and execution-only customers for the six months ended June 30, 2009 increased 3% to approximately 351,000, compared to approximately 340,000 during the six months ended June 30, 2008. DARTs from cleared customers for the six months ended June 30, 2009 increased 10% to approximately 324,000, compared to approximately 294,000 during the six months ended June 30, 2008. Despite broad market value declines, total customer equity grew by 13% to $11.5 billion at June 30, 2009, from $10.2 billion at June 30, 2008. The number of customer accounts grew 18% from June 30, 2008 to approximately 122,000. The primary component of other income, payment for order flow received through programs administered by U.S. options exchanges, decreased $9.5 million, or 37%, primarily due to the expansion of the penny pricing program to 63 classes on March 28, 2008 and to increased options volume executed on exchanges using the make-or-take model where we do not receive payments for order flow.

Electronic brokerage non-interest expenses for the six months ended June 30, 2009 decreased $15.1 million, or 11%, as compared to the six months ended June 30, 2008.  Within that, execution and clearing expenses decreased by $14.4 million, which reflects a shift in trade volume to products with lower costs of liquidity rebates; and general and administrative expenses decreased by $4.4 million, or 14%, primarily due to a decrease in expenses for legal contingencies reserves and bad debt provisions. As a percentage of total net revenues, non-interest expenses decreased to 53% from 54% for the six month periods ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of exchange-listed marketable securities, which are marked-to-market daily, and collateralized receivables arising from customer-related and proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, customer margin loans and securities purchased under agreements to resell. At June 30, 2009, total assets were $26.44 billion of which approximately $25.95 billion, or 98% were considered liquid and consisted predominantly of marketable securities, customers’ cash and collateralized receivables.

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

In order to provide additional liquidity and to further increase our regulatory capital reserves, we issue senior notes and we maintain a committed senior secured revolving credit facility from a syndicate of banks (see “Principal Indebtedness” below). As of June 30, 2009, borrowings under these facilities totaled $159.6 million, which represented 3.3% of our total capitalization. Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our future liquidity needs for more than the next twelve months.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity grew from $4.03 billion at June 30, 2008 to $4.64 billion at June 30, 2009, representing an increase of 15%. The amounts presented at June 30, 2008 and 2009 include non-controlling interests as prescribed by ASC 810.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2009	2008
	(in millions)
Cash provided by operating activities	$ 397.4	$ 1,351.8
Cash used in investing activities	(18.4)	(7.9)
Cash used in financing activities	(455.6)	(1,455.1)
Effect of exchange rate changes on cash and cash equivalents	14.9	21.7
Decrease in cash and cash equivalents	$ (79.7)	$ (90.5)

Our cash flows from operating activities are largely a reflection of the size and composition of trading positions held by our market making subsidiaries, and of the changes in customer cash and margin debit balances in our electronic brokerage business. Our cash flows from investing activities are primarily related to the purchase of interests in IBG LLC from existing members, capitalized internal software development, purchases and sales of memberships at exchanges where we trade and strategic investments in exchanges where such investments will enable us to offer better execution alternatives to our current and prospective customers, or create new opportunities for ourselves as market makers or where we can influence exchanges to provide competing products at better prices using sophisticated technology. Our cash flows from financing activities are comprised of short-term borrowings, long-term borrowings and capital transactions. Short-term borrowings from banks are part of our daily cash management in support of operating activities. Other borrowings provide us with flexible sources of excess liquidity and regulatory capital. These borrowings include senior notes issued in private placements to certain qualified customers of IB LLC and a committed one-year $100.0 million senior secured revolving credit facility, from a syndicate of banks. This facility was entered into in May 2009 and replaced a three-year $300.0 million facility that expired at the same time.

Six Months Ended June 30, 2009: Our cash and cash equivalents decreased by $79.7 million to $863.8 million for the six months ended June 30, 2009. We raised $379.4 million in net cash from operating activities. We used net cash of $474.0 million in our investing and financing activities primarily due to repayments on our senior secured revolving credit facility, dividends paid to and redemption of member interests from IBG Holdings LLC.

Six Months Ended June 30, 2008: Our cash and cash equivalents decreased by $90.5 million to $431.3 million for the six months ended June 30, 2008. We raised $1,350.8 million in net cash from operating activities primarily from increased net income and decreased trading positions. We used net cash of $1,462.9 million in our investing and financing activities primarily due to a decrease in short term borrowings and repayments on our senior secured revolving credit facility.

Regulatory Capital Requirements

Our principal operating subsidiaries are subject to separate regulation and capital requirements in the United States and other jurisdictions. Timber Hill LLC and Interactive Brokers LLC are registered U.S. broker-dealers and futures commission merchants, and their primary regulators include the SEC, the Commodity Futures Trading Commission, the Chicago Board Options Exchange, the Chicago Mercantile Exchange, the Financial Industry Regulatory Authority and the National Futures Association. Timber Hill Europe AG is registered to do business in Switzerland as a securities dealer and is regulated by the Swiss Federal Banking Commission. Interactive Brokers (U.K.) Limited is subject to regulation by the U.K. Financial Services Authority and our various other operating subsidiaries are similarly regulated. See Note 10 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our regulatory capital requirements.

At June 30, 2009, aggregate excess regulatory capital for all of the Operating Companies was $3.12 billion.

Principal Indebtedness

IBG LLC is the borrower under a $100.0 million senior secured revolving credit facility, which had no balance outstanding as of June 30, 2009, and is the issuer of senior notes, of which $159.6 million were outstanding as of June 30, 2009.

Senior Secured Revolving Credit Facility

On May 19, 2009, IBG LLC entered into a new $100 million one-year senior secured revolving credit facility with a syndicate of banks, which replaced an expiring $300 million three-year senior secured revolving credit facility. IBG LLC is the sole borrower under this credit facility, which is required to be guaranteed by IBG LLC’s domestic non-regulated subsidiaries (currently there are no such entities). The facility’s interest rate is indexed to the overnight federal funds rate or to the LIBOR rate for the relevant term, at the borrower’s option, and is secured by a first priority interest in all of the capital stock of each entity owned directly by IBG LLC (subject to customary limitations with respect to foreign subsidiaries). The facility may be used to finance working capital needs and general corporate purposes, including downstreaming funds to IBG LLC’s regulated broker-dealer subsidiaries as regulatory capital. This allows IBG LLC to take advantage of market opportunities when they arise, while maintaining substantial excess regulatory capital. The financial covenants contained in this credit facility are as follows:

•    minimum consolidated shareholders’ equity, as defined, of $3.3 billion, with quarterly increases equal to 25% of positive consolidated income;

•	maximum total debt to capitalization ratio of 30%;

•	minimum liquidity ratio of 1.0 to 1.0; and

•	maximum total debt to net regulatory capital ratio of 35%.

As of June 30, 2009, no borrowings were outstanding under this credit facility and IBG LLC was in compliance with all of the covenants. This credit facility replaced a $300 million senior secured revolving credit facility that matured on May 19, 2009. Since we maintain a highly liquid balance sheet, the change in the maximum borrowing amount under this new credit facility will not have a material impact on our future sources of cash.

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

IBG LLC had $159.6 million and $143.1 million of senior notes outstanding at June 30, 2009 and December 31, 2008, respectively. During the period from January 1 through June 30, 2009, total senior notes issued were $226.2 million, and senior notes redeemed totaled $209.7 million.

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

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware. These expenditure items are reported as property and equipment. Capital expenditures for property and equipment were approximately $12.7 million and $8.1 million for the six month periods ending June 30, 2009 and 2008, respectively. We anticipate that our 2009 gross capital expenditures will decrease over the second half of the year from their current level as we complete projects related to expansion of our data center and backup facilities. We expect our future capital expenditures to rise as we continue our focus on technology infrastructure initiatives in order to further enhance our competitive position. We anticipate that we will fund capital expenditures with cash from operations and cash on hand. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any strategic acquisitions, we may incur additional capital expenditures.

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

Strategic Investments and Acquisitions

We periodically engage in evaluations of potential strategic investments and acquisitions. The Company has made strategic investments in electronic trading exchanges including: Boston Options Exchange, LLC; OneChicago LLC; CBOE Stock Exchange, LLC; and Quadriserv Inc., an electronic securities lending platform provider in which the Company invested $7.5 million during February 2009. As a result of a recapitalization transaction and the sale of assets, the Company recorded a permanent impairment loss of $6.4 million for the three month period ended June 30, 2009 on its loans to and warrants to purchase approximately 25.86% of W.R. Hambrecht + Co. Inc., reducing the book value of these investments to $-0- as of June 30, 2009

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own. At June 30, 2009, there were no definitive agreements with respect to any material acquisition.

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

Contingencies

Our policy is to estimate and accrue for potential losses that may arise out of litigation and regulatory proceedings, to the extent that such losses are probable and can be estimated, in accordance with ASC 450, Contingencies (formerly SFAS No. 5). Potential losses that might arise out of tax audits, to the extent that such losses are “more likely than not,” would be estimated and accrued in accordance with ASC 740-10 (which incorporates former FIN No. 48). Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience with and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred.

We have been from time to time subject to litigation and other legal proceedings. As of June 30, 2009, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period. As of June 30, 2009 and 2008, reserves provided for potential losses related to litigation matters were not material.

Use of Estimates

The consolidated financial statements are prepared in conformity with United States accounting standards. In applying these standards, management is required to use certain assumptions and make estimates that could materially affect the reported amounts of assets, liabilities, revenues and expenses in the consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective and our actual results may change based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. These estimates are periodically reevaluated by management. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which SFAS is now a sub-topic within ASC 805, Business Combination. ASC 805-10 replaced SFAS No. 141, mandating changes in the accounting for business combinations most notably that changes in purchase price allocations, if made, are required to be applied retrospectively, whereas under SFAS No. 141, such changes were applied prospectively. ASC 805-10 was effective for an entity’s fiscal year beginning after December 15, 2008, and early adoption was not permitted. The Company cannot anticipate whether ASC 805-10 will have a material effect on its unaudited condensed consolidated financial statements as such effect would be solely dependent on whether or when the Company enters into business combinations in the future and the terms of such transactions.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, which SFAS is now a sub-topic within ASC 815, Derivatives and Hedging. ASC 815-10 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 2008. Adoption of ASC 815-10 did not have a material effect on our unaudited condensed consolidated financial statements.

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

ASC 855, Subsequent Events (formerly SFAS No. 165), was issued in May 2009, effective for interim and annual periods ending after June 15, 2009 and extends disclosure requirements of subsequent events to include the date through which subsequent events have been evaluated for adjustment to or disclosure in financial statements and the basis for that date. The date to be used will represent either the date the financial statements were “issued” or the date such financial statements were “available to be issued”. ASC 855 defines “issued” as the date when financial statements are widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that complies with the Codification and defines “available to be issued” as financial statements that are complete in a form and format that complies with the Codification and all approvals necessary for issuance have been obtained. As an SEC registrant, the Company is required to evaluate subsequent events through the date its financial statements are issued. Adoption of ASC 855 for the period ended June 30, 2009 did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

ASC 860, Transfers and Servicing, incorporates former SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB No. 140, which was issued in June 2009 and will be effective for interim and annual periods beginning after January 1, 2010. These pending provisions of ASC 860 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. The concept of a “qualifying special-purpose entity” (“SPE”) is eliminated under these pending provisions of ASC 860, which also changes the requirements for derecognizing financial assets and requires additional disclosures. Management is assessing the potential impact of adopting these pending provisions of ASC 860 on the Company’s unaudited condensed consolidated financial statements.

ASC 810, Consolidations, incorporates former SFAS No. 167, Amendments to FASB Interpretation No. 46(R). These pending provisions of ASC 810 revise former FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) and therefore should be consolidated. Consolidation of Variable Interest Entities (“VIE’s”) would be based on the target entity’s purpose and design as well as the reporting entity’s ability to direct the target’s activities, among other criteria. SFAS No. 167 was issued in June 2009 and will be effective for interim and annual periods beginning after January 1, 2010. Management is assessing the potential impact of adopting these pending provisions of ASC 810 on the Company’s unaudited condensed consolidated financial statements.

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

Interest Rate Risk

Under our senior secured revolving credit facility, we have the ability to choose borrowing tenors from overnight to twelve months, which permits us to minimize the risk of interest rate fluctuations. We have no borrowings outstanding under this facility as of June 30, 2009.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies. In a normal rate environment, we typically invest a portion of these funds in U.S. government treasury securities with maturities of up to three months. Under these circumstances, if interest rates were to increase rapidly and substantially, in increments that were not reflected in the yields on these treasury securities, our net interest income from customer deposits would decrease. Based upon investments outstanding at June 30, 2009, we had no exposure of this nature.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Due to a currently low rate environment, a decrease of the US benchmark interest rates to zero, or roughly .2%, would reduce our net interest income by approximately $1.8 million on an annualized basis.

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

We expect this kind of exposure to increase with growth in our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of June 30, 2009, we had $2.19 billion in margin credit extended to our customers. The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

The Company believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on the consolidated financial condition of the Company. Legal reserves have been established in accordance with ASC 450, Contingencies (formerly SFAS No. 5). The ultimate resolution may differ from the amounts reserved.

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

The Exchange Agreement also provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from IBG Holdings LLC, which is expected to result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, holders of IBG Holdings LLC member interests will be able to request redemption of such member interests over an eight (8) year period following the IPO; 12.5% annually for seven (7) years and 2.5% in the eighth year. The primary manner in which redemptions are expected to be funded is from the proceeds from sales of additional shares of Common Stock, although there have been no such additional sales of Common Stock through June 30, 2009. Three hundred sixty (360) million shares of authorized Common Stock were reserved for such future sales.

In lieu of the above-referenced offering, the Exchange Agreement provides that IBG LLC, using its available liquidity, may facilitate the redemption by IBG Holdings LLC of interests held by its members at a price equal to the 30-day volume-weighted average trading price (“VWAP”) as of the redemption date. With the consent of IBG Holdings LLC and IBG, Inc. (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed to redeem 992,583 membership interests from IBG Holdings LLC at a cost of approximately $15 million, based upon a VWAP of $14.85 per share. As a consequence of this transaction, IBG, Inc.’s interest in IBG LLC increased to approximately 10.5%, with IBG Holdings LLC owning the remaining 89.5%. The redemptions also resulted in an increase in the IBG Holdings LLC interest held by Thomas Peterffy and his affiliates from approximately 84.6% to approximately 85.4%. The redemptions were completed during June 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Interactive Brokers Group, Inc. (the “Company”) was held on April 21, 2009.

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

The number of votes cast for or against and the number of abstentions with respect to each proposal is set forth below. The Company’s independent inspector of election reported the vote of the stockholders as follows:

				Broker
	For	Against	Abstain	Non-Vote
Election of Directors (percentages shown are of the votes cast)

Thomas Peterffy	378,282,672	15,097,643	3,641	-
	96.16%	3.84%	0.00%

Earl H. Nemser	377,814,496	15,564,704	4,756	-
	96.04%	3.96%	0.00%

Paul J. Brody	381,016,250	12,363,403	4,303	-
	96.86%	3.14%	0.00%

Milan Galik	382,151,299	11,227,816	4,841	-
	97.14%	2.85%	0.01%

Lawerence E. Harris	392,607,205	771,941	4,810	-
	99.80%	0.20%	0.00%

Hans R. Stoll	392,771,815	607,018	5,123	-
	99.84%	0.15%	0.01%

Ivers W. Riley	392,772,516	606,476	4,964	-
	99.84%	0.15%	0.01%

Appointment of Deloitte & Touche LLP	393,122,805	257,755	3,396	-
	99.92%	0.07%	0.01%

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Number	Description

10.1	Amended and Restated Operating Agreement of IBG LLC (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**

10.2	Form of Limited Liability Company Operating Agreement of IBG Holdings LLC (filed as Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Company on February 12, 2007).**

10.3	Exchange Agreement by and among Interactive Brokers Group, Inc., IBG Holdings LLC, IBG LLC and the Members of IBG LLC (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**

10.4	Tax Receivable Agreement by and between Interactive Brokers Group, Inc. and IBG Holdings LLC (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**

10.5	Interactive Brokers Group, Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.8 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+

10.6	Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan. (filed as Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of theSarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of theSarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of theSarbanes-Oxley Act.

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

Date: August 10, 2009