Form 10-Q
period 2009-09-30
Interactive Brokers Group, Inc.
filed 2009-11-09
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

As of November 9, 2009, there were 41,214,498 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding

INTERACTIVE BROKERS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I: FINANCIAL INFORMATION

Financial Statements Introductory Note

Interactive Brokers Group, Inc. (“IBG, Inc.” or the “Company”) is a holding company whose primary asset is its ownership of approximately 10.5% of the membership interests of IBG LLC (the “Group”).

We are an automated global electronic market maker and broker specializing in routing orders and executing and processing trades in securities, futures and foreign exchange instruments on more than 80 electronic exchanges and trading venues around the world. In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut as well as from Chicago, Illinois and Lake Forest, California. Abroad, we conduct business through offices located in Canada, England, Switzerland, Hong Kong, India, Japan and Australia. At September 30, 2009 we had 794 employees worldwide.

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

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
(in thousands, except share data)	2009	2008
Assets
Cash and cash equivalents	$ 859,935	$ 943,497
Cash and securities - segregated for regulatory purposes	6,334,286	4,992,121
Securities borrowed	5,206,406	5,911,881
Securities purchased under agreements to resell	731,167	715,732
Trading assets, at fair value:
Financial instruments owned	9,344,683	10,049,481
Financial instruments owned and pledged as collateral	905,848	1,065,180
	10,250,531	11,114,661
Other receivables:
Customers, less allowance for doubtful accounts of $16,636 and
$17,572 at September 30, 2009 and December 31, 2008	2,942,308	1,621,162
Brokers, dealers and clearing organizations	1,998,628	2,527,981
Receivable from affiliate	1,161	641
Interest	13,228	25,185
	4,955,325	4,174,969
Other assets	507,825	503,774
Total assets	$ 28,845,475	$ 28,356,635

Liabilities and equity
Liabilities:
Trading liabilities - financial instruments sold but not yet purchased, at fair value	$ 10,723,653	$ 13,476,757
Securities loaned	806,946	656,625
Short-term borrowings	263,343	208,117
Other payables:
Customers	9,971,204	6,929,617
Brokers, dealers and clearing organizations	1,498,255	1,614,810
Payable to affiliate	313,770	313,800
Accounts payable, accrued expenses and other liabilities	249,559	289,659
Interest	11,088	16,135
	12,043,876	9,164,021

Senior notes payable	185,123	143,054
Senior secured credit facility	-	300,000
	24,022,941	23,948,574

Commitments, contingencies and guarantees

Equity:
Stockholders’ equity:
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 45,336,255
Outstanding – 41,214,498 and 40,536,615 shares at September 30,
2009 and December 31, 2008	453	453
Class B – Authorized, Issued and Outstanding – 100 shares
at September 30, 2009 and December 31, 2008	-	-
Additional paid-in capital	485,822	485,837
Retained earnings	175,057	141,207
Accumulated other comprehensive income, net of income taxes of
$6,076 and $2,271 at September 30, 2009 and December 31, 2008	10,455	3,907
Treasury stock, at cost, 4,121,757 and 4,799,640 shares
at September 30, 2009 and December 31, 2008	(99,643)	(117,550)
Total stockholders’ equity	572,144	513,854
Non-controlling interests	4,250,390	3,894,207
Total equity	4,822,534	4,408,061
Total liabilities and equity	$ 28,845,475	$ 28,356,635

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except for shares or per share amounts)	2009	2008	2009	2008
Revenues:
Trading gains	$ 154,709	$ 361,403	$ 558,853	$ 1,006,007
Commissions and execution fees	89,007	98,114	263,453	271,851
Interest income	29,902	101,168	89,716	373,818
Other income	13,047	7,193	42,050	55,819
Total revenues	286,665	567,878	954,072	1,707,495

Interest expense	15,173	70,819	54,141	286,502

Total net revenues	271,492	497,059	899,931	1,420,993

Non-interest expenses:
Execution and clearing	69,422	82,912	201,333	244,044
Employee compensation and benefits	43,015	39,549	128,312	119,425
Occupancy, depreciation and amortization	10,008	10,506	29,511	27,647
Communications	6,105	4,769	16,609	13,339
General and administrative	9,675	11,869	31,844	35,660
Total non-interest expenses	138,225	149,605	407,609	440,115

Income before income taxes	133,267	347,454	492,322	980,878

Income tax expense	13,168	32,384	50,191	94,390
Net income	120,099	315,070	442,131	886,488

Less net income attributable to non-controlling interests	111,689	287,923	408,281	813,802

Net income available for common stockholders	$ 8,410	$ 27,147	$ 33,850	$ 72,686

Earnings per share:
Basic	$ 0.20	$ 0.67	$ 0.83	$ 1.80
Diluted	$ 0.20	$ 0.65	$ 0.81	$ 1.75

Weighted average common shares outstanding:
Basic	41,214,598	40,602,515	40,891,841	40,386,579
Diluted	41,973,518	41,550,891	41,740,729	41,439,824

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income	$ 442,131	$ 886,488
Adjustments to reconcile net income to net cash provided by operating activities:
Translation losses (gains) - (2008, as adjusted)	(23,359)	(4,719)
Deferred income taxes	19,575	46,942
Depreciation and amortization	15,318	13,114
Employee stock plan compensation	23,777	20,655
Losses on non-trading investments, net	8,565	14,136
Bad debt expense and other	(1,003)	4,037
Change in operating assets and liabilities (2008, as adjusted):
Increase in cash and securities - segregated for regulatory purposes	(1,342,080)	(44,032)
Decrease in securities borrowed	715,446	2,160,307
Increase in securities purchased under agreements to resell	(15,455)	(377,154)
Decrease in trading assets	914,259	3,142,581
Increase in receivables from customers	(1,321,759)	(3,675)
Decrease in other receivables	551,807	264,419
(Increase) decrease in other assets	(1,867)	9,283
Decrease in trading liabilities	(2,711,190)	(2,897,936)
Increase (decrease) in securities loaned	153,039	(2,736,938)
Increase (decrease) in payable to customers	3,039,265	(631,965)
Increase (decrease) in other payables	(186,321)	934,643
Net cash provided by operating activities	280,148	800,186
Cash flows from investing activities:
(Purchase) sale of investments	(9,526)	610
Distribution received from equity investment	2,292	-
Purchase of property and equipment	(17,369)	(11,235)
Net cash used in investing activities	(24,603)	(10,625)
Cash flows from financing activities:
Dividends paid to non-controlling interests	(124,748)	(222,776)
Redemption of member interests from IBG Holdings LLC	(14,738)	(72,015)
Redemption of former member interest	(164)	-
Reduction in non-controlling interest in subsidiary	22	-
Issuance of senior notes	362,707	382,711
Redemptions of senior notes	(320,638)	(361,448)
Borrowings under senior secured credit facility	800	550,000
Repayments of senior secured credit facility	(300,800)	(550,000)
Decrease (increase) in short-term borrowings, net	30,297	(533,560)
Net cash used in financing activities	(367,262)	(807,088)
Effect of exchange rate changes on cash and cash equivalents	28,155	(33,201)
Net decrease in cash and cash equivalents	(83,562)	(50,728)
Cash and cash equivalents at beginning of period	943,497	521,776
Cash and cash equivalents at end of period	$ 859,935	$ 471,048
Supplemental disclosures of cash flow information:
Cash paid for interest	$ 59,188	$ 302,178
Cash paid for taxes	$ 99,931	$ 78,292

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Equity
Nine months ended September 30, 2009
(Unaudited)
(in thousands, except for share amounts)

	Common Stock					Accumulated
			Additional			Other	Total	Non-
		Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling
	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Total Equity
Balance, January 1, 2009	40,536,715	$ 453	$ 485,837	$ (117,550)	$ 141,207	$ 3,907	$ 513,854	$ 3,894,207	$ 4,408,061
Common Stock distributed to employees	677,883			17,907			17,907		17,907
Redemption of non-controlling interests								(14,738)	(14,738)
Redemption of former-member interests			(17)				(17)	(147)	(164)
Dividends paid by IBG LLC to
non-controlling interests							-	(124,748)	(124,748)
Reduction in non-controlling
interest in subsidiary			2				2	20	22
Comprehensive income:
Net income					33,850		33,850	408,281	442,131
Cumulative translation adjustment,
net of income taxes of $3,805						6,548	6,548	87,515	94,063
Total comprehensive income					33,850	6,548	40,398	495,796	536,194
Balance, June 30, 2009	41,214,598	$ 453	$ 485,822	$ (99,643)	$ 175,057	$ 10,455	$ 572,144	$ 4,250,390	$ 4,822,534

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

IBG LLC is a Connecticut limited liability company that conducts its business through its operating subsidiaries (collectively called the “Operating Companies”): Timber Hill LLC (“TH LLC”), Timber Hill Europe AG (“THE”), Timber Hill Securities Hong Kong Limited (“THSHK”), Timber Hill Australia Pty Limited (“THA”), Timber Hill Canada Company (“THC”), Interactive Brokers LLC (“IB LLC”) and subsidiaries, Interactive Brokers Canada Inc. (“IBC”), Interactive Brokers (U.K.) Limited (“IBUK”), Interactive Brokers (India) Private Limited (“IBI”), Interactive Brokers Hungary KFT (“IBH”), Interactive Brokers Corp (“IB CORP”), IB Exchange Corp. (“IBEC”) and Interactive Brokers Securities Japan, Inc. (“IBSJ”).

Certain of the Operating Companies are members of various securities and commodities exchanges in North America, Europe and the Asia/Pacific region. Other than IB LLC, IBUK, IBC and IBI, the Operating Companies do not carry securities accounts for customers or perform custodial functions relating to customer securities.

2.	Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2009 and 2008 and the unaudited condensed consolidated statement of financial condition as of December 31, 2008 reflect IBG, Inc. and its subsidiaries and are presented in U.S. dollars and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting with respect to Form 10-Q. Accordingly, they do not include all of the information and footnotes required for full financial statements by accounting standards under the FASB Accounting Standards Codification, which became effective as of July 1, 2009 and applies to all financial statements issued after September 15, 2009. The Codification replaced the previous four level Generally Accepted Accounting Principles (“GAAP”) hierarchy of authoritative accounting and reporting guidance (“Levels A through D”), other than the rules and interpretive releases of the SEC, with two levels, “authoritative” and “non-authoritative”. Authoritative guidance is comprised of literature issued by the FASB and its predecessor organizations, as presented in the Codification. The ASC is comprised of four (4) principal “Areas” - Presentation, Financial Statement Line Items, Broad Transactions and Industry Content. Non-authoritative guidance is comprised of all “non-grandfathered, non-SEC accounting literature” not included in the Codification. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in IBG, Inc.’s Annual Report on Form 10-K filed with the SEC on March 2, 2009.

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

                Translation, reported in the unaudited condensed consolidated statement of cash flows, excludes gains and losses on settled curreny trading positions.  For the nine months ended September 30, 2008, such translation was $3,751, and prior reported amounts of translation and changes in operating assets and liabilities have been adjusted for the correction of this error.  This change had no effect on total cash provided by operating activities or the total change in cash for the periods presented.

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

Fair Value

At September 30, 2009 and December 31, 2008, substantially all of IBG, Inc.’s assets and liabilities, including financial instruments, were carried at fair value based on market prices, as published by exchanges and clearinghouses, or were assets which are short-term in nature (such as U.S. government treasury bills or spot foreign exchange) and were carried at amounts that approximate fair value.

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

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at contract value, plus accrued interest, which approximates fair value. IBG, Inc.’s policy is to obtain possession of collateral with a fair value equal to or in excess of the principal amount loaned under resale agreements. To ensure that the fair value of the underlying collateral remains sufficient, this collateral is valued daily with additional collateral obtained or excess collateral returned, as permitted under contractual provisions. At September 30, 2009, all securities purchased under agreements to resell were pledged as collateral to exchanges and clearing houses.

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

IBG, Inc. also enters into currency forward contracts. These transactions, which are also reported on a trade date basis, are agreements to exchange a fixed amount of one currency for a specified amount of a second currency at the outset and at completion of

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

the currency forward contract term. Unrealized mark-to-market gains and losses on currency forward contracts are reported as components of financial instruments owned or financial instruments sold but not yet purchased in the unaudited condensedconsolidated statements of financial condition. Net earnings or losses are reported as components of interest income in the unaudited condensed consolidated statements of income.

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

As a result of a recapitalization transaction and a sale by W. R. Hambrecht + Co. Inc. of its remaining assets, the Company recorded a permanent impairment loss of $6,397 for the nine month period ended September 30, 2009 on its loans to and warrants to purchase approximately 25.86% of W.R. Hambrecht + Co. Inc., reducing the book value of these investments to $-0-.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Recently Issued Accounting Pronouncements

Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates (“ASU’s”) as the means to add to or delete from, or to amend the ASC. During the quarter ended September 30, 2009, ASU 2009-05 through ASU 2009-12 were issued. Following is a summary of recently issued ASU’s that may affect the Company’s unaudited condensed consolidated financial statements:

	Affects	Status
ASU 2009-05	Measuring Liabilities at Fair Value – provides guidance on the measurement of the fair value of liabilities under ASC 820.	Effective for interim and annual periods beginning after August 28, 2009
ASU 2009-07	Accounting for Various Topics – Technical corrections to SEC references in the ASC.	Upon issuance
ASU 2009-08	Earnings per Share - amendment to ASC 260-10-S99 (SEC Update)	Upon issuance
ASU 2009-09	Accounting for Investments – Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees – amendments to ASC 323-10-S99 and ASC 505-50-S99 (SEC Update)	Upon issuance
ASU 2009-10	Financial Services – Brokers and Dealers: Investments – Other – amendment to ASC 940-325 (SEC Update)	Upon issuance

Adoption of these ASU’s during the quarter ended September 30, 2009 did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

In November 2008, the SEC issued its “Roadmap for the Potential Use of Financial Statements Prepared in Accordance with International Financial Reporting Standards by U.S. Issuers” (“IFRS Roadmap”). The IFRS Roadmap would require SEC registrants to prepare their financial statements in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board in 2014. IFRS is increasingly being applied by financial statement preparers in countries outside the U.S. One of the stated purposes of the IFRS Roadmap is that adopting IFRS will provide a global set of high-quality accounting standards so that U.S. investors would have an enhanced ability to compare financial information of U.S. companies with that of non-U.S. Companies. In issuing the IFRS Roadmap, the SEC stated that, in 2011, it will determine whether to proceed with rulemaking to require the use of IFRS by U.S. registrants beginning in 2014. The comment period on the IFRS Roadmap ended in April 2009. Further definitive guidance from the SEC regarding the IFRS Roadmap is pending. Management is assessing the potential impact of adopting IFRS on the Company’s unaudited condensed consolidated financial statements.

ASC 855, Subsequent Events (formerly SFAS No. 165), was issued in May 2009, effective for interim and annual periods ending after June 15, 2009 and extends disclosure requirements of subsequent events to include the date through which subsequent events have been evaluated for adjustment to or disclosure in financial statements and the basis for that date. The date to be used will represent either the date the financial statements were “issued” or the date such financial statements were “available to be issued”. ASC 855 defines “issued” as the date when financial statements are widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that complies with the Codification and defines “available to be issued” as financial statements that are complete in a form and format that complies with the Codification and all approvals necessary for issuance have been obtained. As an SEC registrant, the Company is required to evaluate subsequent events through the date its

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

financial statements are issued. Adoption of ASC 855 did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

Concentrations of Credit Risk

IBG, Inc.’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of September 30, 2009, the Company did not have any concentrations of credit risk.

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

In connection with its IPO in May 2007, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. IBG Holdings LLC wholly owns all Class B common stock, which common stock has voting rights in proportion to its ownership interests in IBG LLC, approximately 89.5% as of September 30, 2009. The unaudited condensed consolidated financial statements reflect the results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC, and IBG Holdings LLC’s ownership interests in IBG LLC are reported as non-controlling interests.

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

The Exchange Agreement also provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from IBG Holdings LLC, which is expected to result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, holders of IBG Holdings LLC member interests will be able to request redemption of such member interests over an eight (8) year period following the IPO; 12.5% annually for seven (7) years and 2.5% in the eighth year. The primary manner in which redemptions are expected to be funded is from the proceeds from sales of additional shares of Common Stock, although there have been no such additional sales of Common Stock through September 30, 2009. Three hundred sixty (360) million shares of authorized Common Stock were reserved for such future sales.

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

As a consequence of these transactions, and distribution of shares to employees (Note 6), IBG, Inc.’s interest in IBG LLC has increased to approximately 10.5%, with IBG Holdings LLC owning the remaining 89.5% as of September 30, 2009. The redemptions also resulted in an increase in the IBG Holdings LLC interest held by Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 85.4%.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc. the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. A deferred tax asset of $380,785 was recorded as of the IPO date, which deferred tax asset is being amortized as additional deferred income tax expense over 15 years, as allowable under current tax law. As of September 30, 2009 and December 31, 2008, the unamortized balance of the deferred tax asset was $337,886 and $351,632, respectively. IBG, Inc. also entered into an agreement (the “Tax Receivable Agreement”) with IBG Holdings LLC to pay IBG Holdings LLC (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of the tax basis increase. As of the IPO date, a payable to IBG Holdings LLC of $323,668 was recorded by IBG, Inc. Amounts payable under the Tax Receivable Agreement are subject to repayment to IBG Holdings LLC annually upon the filing of IBG, Inc.’s federal income tax return. The remaining 15%, $57,117, was accounted for as a permanent increase to additional paid-in capital in the unaudited condensed consolidated statement of financial condition. In December 2008, the Company paid IBG Holdings LLC $9,898 pursuant to the terms of the Tax Receivable Agreement.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As described previously in Note 2 and in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of IBG Holdings LLC’s ownership of IBG LLC. At September 30, 2009, 1,000,000,000 shares of Class A common stock are authorized, of which 45,336,255 shares have been issued as of September 30, 2009 and December 31, 2008. 41,214,498 and 40,536,615 shares were outstanding as of September 30, 2009 and December 31, 2008, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of September 30, 2009 and December 31, 2008. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of September 30, 2009 and December 31, 2008.

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

Earnings per Share

Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic earnings per share:
Net income available for common stockholders	$ 8,410	$ 27,147	$ 33,850	$ 72,686

Weighted average shares of common stock outstanding:
Class A	41,214,498	40,602,415	40,891,741	40,386,479
Class B	100	100	100	100
	41,214,598	40,602,515	40,891,841	40,386,579

Basic earnings per share	$0.20	$ 0.67	$ 0.83	$ 1.80

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for dilutive potential common shares (2008 as adjusted):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Diluted earnings per share:
Net income available for common stockholders - basic	$ 8,410	$ 27,147	$ 33,850	$ 72,686
Adjustments for potentially dilutive common shares	-	-	-	-
Net income available for common stockholders	$ 8,410	$ 27,147	$ 33,850	$ 72,686
Weighted average shares of common stock outstanding:
Class A:
Issued and outstanding	41,214,498	40,602,415	40,891,741	40,386,479
Potentially dilutive common shares:
Issuable pursuant to 2007 ROI Unit Stock Plan	758,920	948,376	848,888	1,053,245
Class B	100	100	100	100
	41,973,518	41,550,891	41,740,729	41,439,824
Diluted earnings per share
	$ 0.20	$ 0.65	$ 0.81	$ 1.75

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

5.	Financial Instruments Owned and Sold, But Not Yet Purchased, at Fair Value

Financial instruments owned, including those pledged as collateral, and financial instruments sold, but not yet purchased consisted of the following, at fair value, at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
		Sold, But Not		Sold, But Not
	Owned	Yet Purchased	Owned	Yet Purchased

Stocks	$ 3,502,318	$ 4,861,634	$ 2,841,974	$ 5,365,694
Options	6,458,034	5,799,156	7,893,668	8,110,754
U.S. and foreign government obligations	108,333	-	286,563	-
Warrants	73,602	-	78,382	-
Corporate bonds	60,734	59,871	4,671	52
Discount certificates	47,510	-	8,171	-
Currency forward contracts	-	2,992	1,232	257
	$ 10,250,531	$ 10,723,653	$ 11,114,661	$ 13,476,757

The following tables set forth, by level within the fair value hierarchy (Note 2), financial instruments owned and financial instruments sold, but not yet purchased, which consisted of the following, at fair value as of September 30, 2009 and December 31, 2008. As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Financial Assets At Fair Value as of September 30, 2009

	Level 1	Level 2	Level 3	Total
Securities owned:
Stocks	$ 3,502,318	$ -	$ -	$ 3,502,318
Options	6,458,034			6,458,034
U.S. and foreign government obligations	108,333			108,333
Warrants	73,602			73,602
Corporate bonds	60,734			60,734
Discount certificates	47,510			47,510
	$ 10,250,531	$ -	$ -	$ 10,250,531

	Financial Liabilities At Fair Value as of September 30, 2009

	Level 1	Level 2	Level 3	Total
Securities sold, not yet purchased:
Stocks	$ 4,861,634	$ -	$ -	$ 4,861,634
Options	5,799,156			5,799,156
Corporate bonds	59,871			59,871
Currency forward contracts	-	2,992		2,992
	$ 10,720,661	$ 2,992	$ -	$ 10,723,653

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

	Financial Assets At Fair Value as of December 31, 2008

	Level 1	Level 2	Level 3	Total
Securities owned:
Stocks	$ 2,841,974	$ -	$ -	$ 2,841,974
Options	7,893,668			7,893,668
U.S. and foreign government obligations	286,563			286,563
Warrants	78,382			78,382
Corporate bonds	4,671			4,671
Discount certificates	8,171			8,171
Currency forward contracts	-	1,232		1,232
	$ 11,113,429	$ 1,232	$ -	$ 11,114,661

	Financial Liabilities At Fair Value as of December 31, 2008

	Level 1	Level 2	Level 3	Total
Securities sold, not yet purchased:
Stocks	$ 5,365,694	$ -	$ -	$ 5,365,694
Options	8,110,754			8,110,754
Corporate bonds	52			52
Currency forward contracts	-	257		257
	$ 13,476,500	$ 257	$ -	$ 13,476,757

6.	Employee Incentive Plans

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

As of September 30, 2009 and December 31, 2008, payables to employees for ROI Dollar Units were $21,971 and $24,158, respectively. Of these payable amounts, $6,633 and $3,769 were vested as of September 30, 2009 and December 31, 2008, respectively. These amounts are included in accounts payable, accrued expenses and other liabilities in the unaudited condensed consolidated statements of financial condition. Compensation expense for the ROI Dollar Unit plan, included in the unaudited condensed consolidated statement of income was $3,628 and $5,713 for the nine month periods ended September 30, 2009 and 2008, respectively.

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

Of the fair value at the date of grant, $17,806 represented the accumulated ROI Dollar Unit value elected to be invested by employees in Common Stock and such amount was accrued for as of December 31, 2006. The remainder is being ratably accrued as compensation expense by the Group from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule. Compensation expense for the 2007 ROI Unit Stock Plan and related grants under the 2007 Stock Incentive Plan, net of the effect of forfeitures, included in the unaudited condensed consolidated statement of income for the nine month periods ended September 30, 2009 and 2008 was $2,791 and $3,737, respectively. Estimated future compensation costs for unvested awards at September 30, 2009 were $13 million.

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

Estimated future grants under the Stock Incentive Plan are being accrued ratably each year under the ASC 718 “Graded Vesting” method. Compensation expense recognized in the unaudited condensed consolidated statement of income for the nine month periods ended September 30, 2009 and 2008 was $20,987 and $16,918, respectively. Estimated future compensation costs for unvested awards at September 30, 2009 were $35.4 million.

The following is a summary of Stock Plan activity for the period from January 1 through September 30, 2009:

	Shares
	2007 Stock	2007 ROI Unit
	Incentive Plan	Stock Plan

Balance, December 31, 2008	3,715,073	926,813
Granted	-	-
Forfeited	(24,467)	(1,049)
Distributed	(490,029)	(187,854)
Balance, September, 2009	3,200,577	737,910

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

Shares granted under the 2007 ROI Unit Stock Plan and the Stock Incentive Plan are subject to forfeiture in the event an employee ceases employment with the Company. The plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post-employment provisions will forfeit 50% of unvested previously granted shares unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested shares previously granted. Distributions of remaining shares to former employees will occur annually following the discontinuation of employment over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year. As of September 30, 2009, no shares have been distributed under these post-employment provisions.

7. Senior Secured Revolving Credit Facility

On May 19, 2009, IBG LLC entered into a $100 million one-year senior secured revolving credit facility with Bank of America, N.A. as administrative agent and Citibank, N.A., as syndication agent. IBG LLC is the sole borrower under this credit facility, which is required to be guaranteed by IBG LLC’s domestic non-regulated subsidiaries (currently there are no such entities). The facility’s interest rate is indexed to the overnight federal funds rate or to the LIBOR rate for the relevant term, at the borrower’s option, and is secured by a first priority interest in all of the capital stock of each entity owned directly by IBG LLC (subject to customary limitations with respect to foreign subsidiaries). The facility may be used to finance working capital needs and general corporate purposes, including downstreaming funds to IBG LLC’s regulated broker-dealer subsidiaries as regulatory capital. This allows IBG LLC to take advantage of market opportunities when they arise, while maintaining substantial excess regulatory capital. The financial covenants contained in this credit facility are as follows:

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

As of September 30, 2009, no borrowings were outstanding under this credit facility and IBG LLC was in compliance with all of the covenants. This credit facility replaced a $300 million senior secured revolving credit facility that matured on May 19, 2009. Since we maintain a highly liquid balance sheet, the change in the maximum borrowing amount under this new credit facility will not have a material impact on our future sources of cash.

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

IBG, Inc. accounts for potential losses related to litigation in accordance with ASC 450, Contingencies (formerly SFAS No. 5). As of September 30, 2009 and December 31, 2008, reserves provided for potential losses related to litigation matters were not material.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three and nine month periods ended September 30, 2009 and 2008, and to total assets as of September 30, 2009 and December 31, 2008:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenues:
Market making	$ 150,182	$ 359,572	$ 551,117	$ 1,034,646
Electronic brokerage	121,486	134,479	349,267	386,997
Corporate and eliminations	(176)	3,008	(453)	(650)
Total net revenues	$ 271,492	$ 497,059	$ 899,931	$ 1,420,993

Income before income taxes:
Market making	$74,605	$283,003	$334,329	$805,979
Electronic brokerage	62,090	63,787	169,623	180,906
Corporate and eliminations	(3,428)	664	(11,630)	(6,007)
Total income before income taxes	$ 133,267	$ 347,454	$ 492,322	$ 980,878

	September 30,	December 31,
	2009	2008
Segment assets:
Market making	$ 18,551,165	$ 21,227,371
Electronic brokerage	11,399,266	8,152,375
Corporate and eliminations	(1,104,956)	(1,023,111)
Total assets	$ 28,845,475	$ 28,356,635

IBG, Inc. operates its automated global business in U.S. and international markets on more than 80 exchanges and market centers. A significant portion of IBG, Inc.’s net revenues are generated by subsidiaries operating outside the United States. International operations are comprised of market making and electronic brokerage activities in 27 countries in Europe, Asia and North America (outside the United States). The following table presents total net revenues and income before income taxes by geographic area for the three and nine month periods ended September 30, 2009 and 2008:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenues:
United States	$ 209,104	$ 244,157	$ 612,925	$ 820,646
International	62,458	255,943	287,408	606,982
Corporate and eliminations	(70)	(3,041)	(402)	(6,635)
Total net revenues	$ 271,492	$ 497,059	$ 899,931	$ 1,420,993

Income before income taxes:
United States	$ 124,446	$ 150,719	$ 362,293	$ 537,119
International	12,208	202,047	141,649	455,684
Corporate and eliminations	(3,387)	(5,312)	(11,620)	(11,925)
Total income before income taxes	$ 133,267	$ 347,454	$ 492,322	$ 980,878

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

10. Regulatory Requirements

At September 30, 2009, aggregate excess regulatory capital for all of the Operating Companies was $3,070,109.

TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the CFTC’s minimum financial requirements (Regulation 1.17). At September 30, 2009, TH LLC had net capital of $1,039,658, which was $1,017,534 in excess of required net capital of $22,124, and IB LLC had net capital of $753,009, which was $678,891 in excess of required net capital of $74,118.

THE is subject to the Swiss National Bank eligible equity requirement. At September 30, 2009, THE had eligible equity of $1,431,406, which was $1,059,135 in excess of the minimum requirement of $372,271.

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

At September 30, 2009, all of the Operating Companies were in compliance with their respective regulatory capital requirements.

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain entities within IBG, Inc. are subject to other regulatory restrictions and requirements.

11.	Related Party Transactions

Receivable from affiliate represents amounts advanced to IBG Holdings LLC. Included in receivable from and payable to customers in the accompanying unaudited condensed consolidated statement of financial condition as of September 30, 2009 and December 31, 2008 were account receivables of directors, officers and their affiliates of $25,612 and $71,823 and payables of $158,602 and $55,113, respectively. Included in senior notes payable at September 30, 2009 and December 31, 2008 were senior notes purchased by directors and their affiliates of $13,946 and $9,492, respectively.

12. Subsequent Events

As required by ASC 855-10-50 (formerly paragraph 12 of SFAS No. 165), the Company has evaluated subsequent events for adjustment to or disclosure in its unaudited condensed consolidated financial statements through November 9, 2009, the date the unaudited condensed consolidated financial statements were issued. No recordable or disclosable events occurred through this date.

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

•

Market Making. We conduct our market making business through our TH subsidiaries. As one of the largest market makers on many of the world’s leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of approximately 573,000 tradable, exchange-listed products. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time. Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, thus minimizing the risk of our portfolio at all times. This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios.

•

Electronic Brokerage. We conduct our electronic brokerage business through our IB subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on the technology originally developed for our market making business, IB’s systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account. We offer our customers access to all classes of tradable, exchange-listed products, including stocks, bonds, options, futures and forex, traded on more than 80 exchanges and market centers and in 19 countries around the world seamlessly.

When we use the terms “we,” “us,” and “our,” we mean IBG, Inc. and its subsidiaries for the periods presented.

Executive Overview

Third Quarter Results: Diluted earnings per share were $0.20 for the three months ended September 30, 2009, 69% lower than the $0.65 for the three months ended September 30, 2008, which was one of our most profitable quarters.

Consolidated: For the three months ended September 30, 2009, our net revenues were $271.5 million and income before income taxes was $133.1 million, compared to net revenues of $497.1 million and income before income taxes of $347.5 million for the same period in 2008. Trading gains decreased 57% in the three months ended September 30, 2009, compared to the same period last year and commissions and execution fees decreased by 9% for the same time period. Net interest income decreased 51% in the three months ended September 30, 2009, compared to the same period last year due to the low interest rate environment. Our pre-tax margin for the three months ended September 30, 2009 was 49%, compared to 70% for the same period in 2008.

Market Making: During the three months ended September 30, 2009, income before income taxes in our market making segment decreased 74%, compared with the same period in 2008, reflecting lower trading gains. During the third quarter of 2009, options bid/offer spreads continued to contract, though less dramatically than in the first two quarters of 2009, which adversely affected trading gains. Lower volatility levels during the quarter allowed us to maintain our long volatility strategy, though an unusually low ratio of actual to implied volatility during the quarter negatively affected our earnings. Pre-tax margin decreased to 50% in the third quarter of 2009 compared to 79% in the same period of 2008.

Brokerage: During the three months ended September 30, 2009, income before income taxes in our electronic brokerage segment decreased 3% compared to the same period in 2008, reflecting lower commission revenues which were offset by lower execution and clearing expenses, as well as, a reduction in net interest income from the same period last year, which was attributable to a lower interest rate environment. Pre-tax margin increased from 47% to 51% in the same time periods. Total Daily Average Revenue Trades (“DARTs”) for cleared and execution-only customers decreased 10% to approximately 340,000 during the three months ended September 30, 2009, compared to approximately 377,000 during the three months ended September 30, 2008. The number of customer accounts grew 5% from the second quarter of 2009.

Nine months results: Diluted earnings per share were $0.81 for the nine months ended September 30, 2009, 54% lower than the $1.75 for the nine months ended September 30, 2008, which was one of our most profitable periods.

Consolidated: For the nine months ended September 30, 2009, our net revenues were $899.9 million and income before income taxes was $492.3 million, compared to net revenues of $1,421.0 million and income before income taxes of $980.9 million for the same period in 2008. Trading gains decreased 44% in the nine months ended September 30, 2009, compared to the same period last year and commissions and execution fees decreased 3% compared to the year-ago period, while net interest income decreased 59%. Our pre-tax margin for the nine months ended September 30, 2009 was 55%, compared to 69% for the same period in 2008.

Market Making: During the nine months ended September 30, 2009, income before income taxes in our market making segment decreased 59%, compared with the same period in 2008. This was driven by tighter bid/offer spreads which began early in the year and a lower ratio of actual to implied volatility levels. Pre-tax margin decreased to 61% in the first nine months of 2009 compared to 78% in the same period of 2008.

Brokerage: During the nine months ended September 30, 2009, income before income taxes in our electronic brokerage segment fell 6% compared to the same period in 2008, driven by a significant reduction in net interest income due to a lower interest rate environment. As a result of lower execution and clearing expenses, pre-tax margin increased from 47% to 49% between the two comparative time periods. Customer equity grew by 43% to $13.4 billion at September 30, 2009, compared to $9.4 billion at September 30, 2008. The number of customer accounts grew 20% from the year ago quarter.

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

TRADE VOLUMES:

(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2003	32,772		22,748		2,367		57,887		230
2004	41,506	27%	28,876	27%	2,932	24%	73,314	27%	290
2005	54,044	30%	34,800	21%	7,380	152%	96,224	31%	382
2006	66,043	22%	51,238	47%	12,828	74%	130,109	35%	518
2007	99,086	50%	72,931	42%	16,638	30%	188,655	45%	752
2008	101,672	3%	120,195	65%	16,966	2%	238,833	27%	944

3Q2008	25,045		32,840		4,336		62,221		972
3Q2009	22,692	-9%	32,231	-2%	3,246	-25%	58,169	-7%	909

CONTRACT AND SHARE VOLUMES:

(in 000’s, except %)

TOTAL

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2003	194,358		31,034		17,038,250
2004	269,715	39%	37,748	22%	17,487,528	3%
2005	409,794	52%	44,560	18%	21,925,120	25%
2006	563,623	38%	62,419	40%	34,493,410	57%
2007	673,144	19%	83,134	33%	47,324,798	37%
2008	757,732	13%	108,984	31%	55,845,428	18%

3Q2008	204,552		28,928		14,489,937
3Q2009	156,352	-24%	19,480	-33%	20,787,693	43%

MARKET MAKING

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2003	177,459		6,638		12,578,584
2004	236,569	33%	10,511	58%	12,600,280	0%
2005	308,613	30%	11,551	10%	15,625,801	24%
2006	371,929	21%	14,818	28%	21,180,377	36%
2007	447,905	20%	14,520	-2%	24,558,314	16%
2008**	514,629	15%	21,544	48%	26,008,433	6%

3Q2008	137,376		5,581		6,145,983
3Q2009	100,624	-27%	3,673	-34%	6,373,930	4%

BROKERAGE TOTAL

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2003	16,898		24,396		4,459,667
2004	33,146	96%	27,237	12%	4,887,247	10%
2005	101,181	205%	33,009	21%	6,299,319	29%
2006	191,694	89%	47,601	44%	13,313,033	111%
2007	225,239	17%	68,614	44%	22,766,484	71%
2008	243,103	8%	87,440	27%	29,836,995	31%

3Q2008	67,176		23,347		8,343,954
3Q2009	55,728	-17%	15,807	-32%	14,413,763	73%

* Includes options on futures

** In Brazil, an equity option contract typically represents 1 share of the underlying stock; however, the typical minimum trading quantity is 100 contracts. To make a fair comparison to volume at other exchanges, we have adopted a policy of reporting Brazilian equity options contracts divided by their trading quantity of 100.

CONTRACT AND SHARE VOLUMES, continued:

(in 000’s, except %)

BROKERAGE CLEARED

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2003	11,351		19,086		3,612,503
2004	16,438	45%	24,118	26%	4,339,462	20%
2005	23,456	43%	30,646	27%	5,690,308	31%
2006	32,384	38%	45,351	48%	12,492,870	120%
2007	51,586	59%	66,278	46%	20,353,584	63%
2008	77,207	50%	85,599	29%	26,334,752	29%

3Q2008	22,790		22,892		7,421,039
3Q2009	25,433	12%	15,520	-32%	13,791,485	86%

* Includes options on futures

BROKERAGE STATISTICS:

(in 000’s, except % and where noted)

	3Q2009	3Q2008	% Change
Total Accounts	128	107	20
Customer Equity (in billions) *	$13.4	$9.4	43
Cleared DARTs	307	338	-9%
Total Customer DARTs	340	377	-10%

(in $'s, except DART per account)
Commission per DART	$4.36	$4.21	4
DART per Avg. Account (Annualized)	624	814	-23%
Net Revenue per Avg. Account (Annualized)	$3,591	$4,483	-20%

* Excluding non-customers

Business Environment

Our profitability as market makers is a function of trading volume, our share of that volume and the bid/offer spread in the market, the last of which is determined by competition among market participants. These factors, together with other random elements - such as rising or falling volatilities; implied vs. actual volatilities in the market; currency fluctuations; and sudden, large price moves in certain securities that may be correctly foreseen by some traders - will determine our profitability for any period.

Throughout 2009, the level of competition in the listed options market has been increasing, and as a result, bid/offer spreads have narrowed substantially, particularly in the U.S. This effect was more pronounced earlier in the year and has appeared to level off in the third quarter. We believe this heightened competition comes from trading operations that began shifting their profit seeking activities away from financial instruments that contributed to the financial turmoil of 2008, and towards the listed option markets. In addition, there is also an ever growing presence of high frequency traders (HFT’s) in the listed options market. These traders compete with market makers, but receive certain customer preferences on exchanges. In the third quarter, one large U.S. options exchange has implemented new rules to identify and properly classify these traders as professional, thus removing certain advantages. While we are not yet able to gauge the impact of these rules, we anticipate a positive impact on our market share if the rules are effectively enforced.

Market volatilities have continued their descent from the extreme levels witnessed in 2008, though they remain at levels that are favorable for our trading strategies. Generally we maintain an overall long volatility position, which enables us to provide liquidity to buyers in up markets and sellers in down markets. When volatility rose to unusually high levels, as a protective measure we chose to curtail our long volatility position, which resulted in fewer trading opportunities for us. However, we have more recently been able to re-establish our long volatility strategy. When we are long volatility, the ratio of actual to implied volatility is more meaningful to our results. A higher ratio is generally favorable, while a lower ratio generally has a negative effect on our trading gains. In the third quarter, this ratio fell to approximately 67%, which is unusually low.

The electronic brokerage segment performance is less volatile than market making performance and is primarily driven by growth in customer trading volumes, which are impacted by trends in volatility levels and global trade volumes, and to a lesser extent by market prices. Market prices, as measured by the S&P 500 Index, declined about 20% on average from the year ago quarter, but increased about 12% during the third quarter of 2009. The majority of our customer base is comprised of experienced, professional traders who have shown greater resilience to severe market swings than average retail investors. Our customer accounts continue to grow and activity levels of cleared customers, which generate direct revenues for the brokerage segment, remain healthy.

According to data received from exchanges worldwide, volumes in exchange-listed equity-based options decreased by approximately 9.7% in the U.S. and 7.0% globally during the quarter ended September 30, 2009, compared to the same period in 2008. While investors are more cautious than they were a year ago, we believe the growth of the “equity culture” will continue and have a long-term positive effect on trading volumes.

According to data received from exchanges worldwide, during the third quarter of 2009 we accounted for approximately 10.5% of the exchange-listed equity based options (including options on ETF’s and stock index products) volume traded worldwide and approximately 13.4% of exchange-listed equity based options volume traded in the U.S. This compares to approximately 12.9% of the exchange-listed equity based options volume traded worldwide and approximately 16.0% of the exchange-listed equity based options volume traded in the U.S. in the third quarter of 2008. The decrease in our market share can be attributed to our reduced participation in low priced / high volatility stocks, which are not ideal for our option pricing model, an increase in trading by HFT’s, which have been taking an increasing share of the listed option volume, and the fact that many high volume options are now quoted so tightly, often a penny wide, that we are no longer on both the best bid and offer in every option. See the tables on pages 26-28 of this Quarterly report on Form 10-Q for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

In September 2009, the SEC approved the expansion of the Penny Pilot program. The program was first introduced in February 2007 to cover 13 classes of options and has since been extended to cover 63 options classes that account for over 50% of U.S. options volume. Options in the pilot program trade in minimum increments of one cent, rather than the five and ten cent increments quoted in other option classes. This most recent approval will extend the proposed pilot through December 31, 2010 and add an additional 300 issues, for a total of 363 issues representing 85% of U.S. options volume. The expansion will be phased in on a quarterly basis, with the first 75 additional classes scheduled to begin being quoted in pennies in October 2009. The effect of this expansion on our results is difficult to estimate at this time as it will depend on the increase in trading volumes due to tighter bid/offer spreads relative to the increase in our market maker share as a result of new exchange rules to classify HFT’s as professional customers.

Certain other potential regulatory changes are currently being reviewed and publicly debated, such as permanent adoption of regulations to curb abusive short selling of stocks and measures to increase transparency of the securities lending markets. If passed, these changes may impact our business.

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

Results of Operations

The tables in the period comparisons below provide summaries of our revenues and expenses. The period-to-period comparisons below of financial results are not necessarily indicative of future results. The calculation of diluted earnings per share has been changed to exclude shares of Class A Common Stock potentially issuable under the Exchange Agreement in exchange for interests in IBG LLC that the Company does not currently own as such shares are not dilutive. This change has no material effect on diluted earnings per share because it reduces diluted weighted average shares outstanding and diluted net income available for common stockholders proportionately. Diluted weighted average shares outstanding and diluted earnings per share have been calculated on this basis for all periods presented. See the notes to the unaudited condensed consolidated financial statements in Part 1 Item 1 of this Quarterly Report on Form 10-Q for more information regarding the calculation of earnings per share.

The following table sets forth our consolidated results of operations for the indicated periods:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(in millions, except share and per share data)
Revenues:
Trading gains	$ 154.7	$ 361.4	$ 558.8	$ 1,006.0
Commissions and execution fees	89.0	98.2	263.5	271.9
Interest income	29.9	101.1	89.7	373.8
Other income	13.0	7.2	42.0	55.8
Total revenues	286.6	567.9	954.0	1,707.5

Interest expense	15.1	70.8	54.1	286.5

Total net revenues	271.5	497.1	899.9	1,421.0

Non-interest expenses:
Execution and clearing	69.5	82.9	201.4	244.0
Employee compensation and benefits	43.0	39.5	128.3	119.4
Occupancy, depreciation and amortization	10.0	10.5	29.5	27.6
Communications	6.1	4.8	16.6	13.4
General and administrative	9.8	11.9	31.8	35.7

Total non-interest expenses	138.4	149.6	407.6	440.1

Income before income taxes	133.1	347.5	492.3	980.9
Income tax expense	12.9	32.4	50.1	94.4

Net income	120.2	315.1	442.2	886.5

Net income attributable to non-controlling interests	111.7	287.9	408.3	813.8

Net income available for common shareholders	$ 8.5	$ 27.2	$ 33.9	$ 72.7

Earnings per share:
Basic	$ 0.20	$ 0.67	$ 0.83	$ 1.80
Diluted	$ 0.20	$ 0.65	$ 0.81	$ 1.75

Weighted average common shares outstanding:
Basic	41,214,598	40,602,515	40,891,841	40,386,579
Diluted	41,973,518	41,550,891	41,740,729	41,439,824

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Net Revenues

Total net revenues for the three months ended September 30, 2009 decreased $225.6 million or 45%, to $271.5 million from $497.1 million, during the three months ended September 30, 2008. Trading volume is one of the most important drivers of revenues and costs for both our market making and electronic brokerage segments. Based on data published by options exchanges worldwide, equity options volume during the three months ended September 30, 2009 in the U.S. decreased approximately 9.7%, compared to the same period in 2008 and global volumes decreased approximately 7.0% for the same periods. For the quarter ended September 30, 2009, options contracts executed by our subsidiaries decreased by 48.2 million, or 24%, to 156.4 million contracts from 204.6 million contracts for the quarter ended September 30, 2008.This decrease came primarily from our market making activities.

Trading Gains. Trading gains for the three months ended September 30, 2009 decreased $206.7 million, or 57%, to $154.7 million from $361.4 million for the three months ended September 30, 2008. As market makers, we provide liquidity by buying from sellers and selling to buyers. During the three months ended September 30, 2009, our market making operations executed 22.7 million trades, a decrease of 9% compared to the number of trades executed in the three months ended September 30, 2008. The decrease in volume took place in options and futures contracts. Market making stock volume in the quarter ended September 30, 2009 was slightly higher than in the comparable period in 2008. The decrease in trading gains was primarily due to tighter bid/offer spreads on exchange listed options versus the year ago quarter.

Included in trading gains are net dividends and currency translation gains and losses from market making activities. Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record. When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase stock after the ex-dividend date. Hence, the apparent gains and losses due to these price changes, reflecting the value of dividends paid to shareholders, must be taken together with the dividends paid and received, respectively, in order to accurately reflect the results of our market making operations. As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in foreign currencies. Translation gains of $8.4 million were recognized in the three months ended September 30, 2009, on foreign currency balances held by our subsidiaries, compared to translation gains of $5.5 million for the three months ended September 30, 2008. A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Commissions and Execution Fees. Commissions and execution fees for the three months ended September 30, 2009 decreased $9.2 million, or 9%, to $89.0 million, as compared to the three months ended September 30, 2008. The decrease was due to lower overall futures volume and options volume from our execution-only customers. This was offset by increased options and stock volume from our cleared customers. Total DARTs for cleared and execution-only customers for the three months ended September 30, 2009 decreased 10% to approximately 340,000, compared to approximately 377,000 during the three months ended September 30, 2008. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, decreased 9% to approximately 307,000, for the three months ended September 30, 2009, compared to approximately 338,000 for the three months ended September 30, 2008.The number of customer accounts grew by 20% to approximately 128,000 at September 30, 2009, compared to approximately 107,000 at September 30, 2008. Average commission per DART for cleared customers, for the quarter ended September 30, 2009, increased by 4% to $4.36, as compared to $4.21 for the quarter ended September 30, 2008.

Interest Income and Interest Expense. Net interest income (interest income less interest expense) for the quarter ended September 30, 2009 decreased $15.5 million, or 51%, to $14.8 million, as compared to the quarter ended September 30, 2008. Net interest income was derived almost entirely from the electronic brokerage segment during the three months ended September 30, 2009. For market making, net interest declined $8.0 million from the same period last year to $1.3 million. As a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio. When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income. When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income. The relative interest rates during the third quarter of 2009 resulted in a mix of positions that produced more trading income and less interest income. Lower net interest income also resulted from lower interest rates despite a somewhat larger short position. Average securities borrowed increased by 2%, to $5.18 billion and average securities loaned decreased by 66%, to $852 million, for the quarter ended September 30, 2009, as market making short stock positions expanded and our strong liquidity position reduced our financing needs in the securities lending markets. Customer cash balances increased by 42%, to $9.97 billion, end-of-period, and customer fully secured margin borrowings increased 58%, to $2.90 billion, end-of-period, at September 30, 2009, as compared to $7.00 billion and $1.83 billion, end-of-period, respectively, at September 30, 2008. Lower interest rates had a negative effect on the net interest income we earned on customer cash balances. The average Fed Funds effective rate dropped approximately 179 basis points to 0.15% for the quarter ended September 30, 2009 as compared to 1.94% for the quarter ended September 30, 2008. Net interest earned in electronic brokerage decreased $5.4 million, or 27%, to $14.6 million, as compared to the quarter ended September 30, 2008.

Other Income. Other income, for the three months ended September 30, 2009, increased $5.8 million, or 81%, to $13 million, as compared to the three months ended September 30, 2008. This increase was primarily attributable to non-recurrence of a $10.0 million write down of our investment in W.R. Hambrecht + Co. Inc. during the third quarter of 2008. This was partially offset by a $3.2 million decrease in payment for order flow income received by our brokerage unit, primarily due to increased options volume executed on exchanges using the make-or-take model where we are paid for providing liquidity and charged for taking liquidity instead of collecting payment for order flow.

Non-Interest Expenses

Non-interest expenses, for the three months ended September 30, 2009, decreased by $11.2 million, or 7%, to $138.4 million from $149.6 million, during the three months ended September 30, 2008. The decrease was primarily due to lower execution and clearing fees partially offset by increased employee compensation and benefits. As a percentage of total net revenues, non-interest expenses increased to 51% for the three months ended September 30, 2009 from 30% during the same period in 2008.

Execution and Clearing.  Execution and clearing expenses, for the three months ended September 30, 2009, decreased $13.4 million, or 16%, to $69.5 million, as compared to the three months ended September 30, 2008 primarily due to a shift in trade volume to products with lower costs or liquidity rebates; overall futures contracts decreased 33% while overall stock volume increased by 43% over the same period in 2008.

Employee Compensation and Benefits. Employee compensation and benefits expenses, for the three months ended September 30, 2009, increased by $3.5 million, or 9%, to $43.0 million, as compared to the three months ended September 30, 2008. This increase reflected the 9% growth in the average number of employees to 784 for the quarter ended September 30, 2009, as compared to 722 for the same period in 2008. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 16% and 8%, for the three month periods ended September 30, 2009 and 2008, respectively.

General and Administrative. General and administrative expenses, for the three months ended September 30, 2009, decreased $2.1 million, or 18%, to $9.8 million, as compared to the three months ended September 30, 2008, primarily attributable to a reduction in customer bad debt reserves.

Nine months Ended September 30, 2009 Compared to the Nine months Ended September 30, 2008

Net Revenues

Total net revenues for the nine months ended September 30, 2009 decreased $521.1 million, or 37%, to $899.9 million from $1,421.0 million, during the nine months ended September 30, 2008. Trading volume is one of the most important drivers of revenues and costs for both our market making and electronic brokerage segments. Based on data published by options exchanges worldwide, global equity options volume remained relatively flat during the first nine months of 2009 compared to the same period in 2008. U.S. equity options volume decreased approximately 0.6% between the same periods. For the nine months ended September 30, 2009, options contracts executed by our subsidiaries decreased by 91.4 million, or 16%, to 487.3 million contracts from 578.7 million contracts for the nine months ended September 30, 2008.The decrease came primarily from market making and brokerage for non-cleared customers.

Trading Gains. Trading gains for the nine months ended September 30, 2009 decreased $447.2 million, or 44%, to $558.8 million from $1,006.0 million for the nine months ended September 30, 2008. As market makers, we provide liquidity by buying from sellers and selling to buyers. During the nine months ended September 30, 2009, our market making operations executed 73.9 million trades, an increase of 3% compared to the number of trades executed in the nine months ended September 30, 2008. However, market making options contract volume in the nine months ended September 30, 2009 decreased by 14% from the same period in 2008. Trading gains were negatively impacted by tighter bid offer spreads during the first nine months of 2009 versus the same period in 2008, as well as a lower actual to implied volatility ratio.

Included in trading gains are net dividends and currency translation gains and losses from market making activities. Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record. When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase stock after the ex-dividend date. Hence, the apparent gains and losses due to these price changes, reflecting the value of dividends paid to shareholders, must be taken together with the dividends paid and received, respectively, in order to accurately reflect the results of our market making operations. As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in foreign currencies. Translation gains of $24.8 million were recognized in the nine months ended September 30, 2009, on foreign currency balances held by our subsidiaries, compared to translation gains of $6.7 million for the nine months ended September 30, 2008. A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Commissions and Execution Fees. Commissions and execution fees for the nine months ended September 30, 2009 decreased $8.4 million, or 3%, to $263.5 million, as compared to the nine months ended September 30, 2008. This was due to a decrease in futures volume from our cleared customers and a decrease in options volume from our execution-only customers. Total DARTs for cleared and execution-only customers for the nine months ended September 30, 2009 decreased 1% to approximately 347,000, compared to approximately 352,000 during the nine months ended September 30, 2008. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 3% to approximately 318,000, for the nine months ended September 30, 2009, compared to approximately 309,000 for the nine months ended September 30, 2008.The number of customer accounts grew by

20% to approximately 128,000 at September 30, 2009, compared to approximately 107,000 at September 30, 2008. Average commission per DART for cleared customers, for the nine months ended September 30, 2009, decreased by 1%, to $4.21, as compared to $4.27 for the nine months ended September 30, 2008, primarily due to shifts in the mix of products our customers traded.

Interest Income and Interest Expense. Net interest income (interest income less interest expense) for the nine months ended September 30, 2009 decreased $51.7 million, or 59%, to $35.6 million, as compared to the nine months ended September 30, 2008. Net interest income was derived entirely from the electronic brokerage segment during the nine months ended September 30, 2009. For market making, net interest declined $30.2 million from the same period last year to a net expense of $3.4 million. As a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio. When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income. When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income. The relative interest rates during the first nine months of 2009 resulted in a mix of positions that produced more trading income and less interest income. In addition, average securities borrowed decreased by 17%, to $4.95 billion and average securities loaned decreased by 71%, to $774.0 million, for the nine months ended September 30, 2009, as market making positions contracted and our strong liquidity position reduced our financing needs in the securities lending markets. Customer cash balances increased by 42%, to $9.97 billion, end-of-period, and customer fully secured margin borrowings increased 58%, to $2.90 billion, end-of-period, at September 30, 2009, as compared to $7.00 billion and $1.83 billion, end-of-period, respectively, at September 30, 2008. Lower interest rates had a negative effect on the net interest income we earned on customer cash balances. The average Fed Funds effective rate dropped 223 basis points to 0.17% for the first nine months of 2009 as compared to 2.40% for the nine months of 2008. Net interest earned in electronic brokerage decreased $24.5 million, or 39%, to $38.5 million, as compared to the nine months ended September 30, 2008.

Other Income. Other income, for the nine months ended September 30, 2009, decreased $13.8 million, or 25%, to $42.0 million, as compared to the nine months ended September 30, 2008. This decrease was primarily attributable to a $12.7 million decrease in payment for order flow income received by our brokerage unit, resulting from increased options volume executed on exchanges using the make-or-take model, where we do not receive payments for order flow, and the expansion of the options penny pricing program in the U.S., which was introduced in February 2007 and extended to 63 options classes in March 2008 under which payments for order flow are smaller on a per contract basis. Also contributing to other income was a $2.3 million mark-to-market loss on non-trading securities recognized during the nine months ended September 30, 2009 compared to $8.9 million in mark-to-market gains on non-trading securities recognized over the same period in 2008. This was partially offset by a $10.0 million write down of our investment in W.R. Hambrecht + Co. Inc. during the third quarter of 2008.

Non-Interest Expenses

Non-interest expenses, for the nine months ended September 30, 2009, decreased by $32.5 million, or 7%, to $407.6 million from $440.1 million, during the nine months ended September 30, 2008. The decrease was due to lower execution and clearing expenses, partially offset primarily by an increase in employee compensation and benefits. As a percentage of total net revenues, non-interest expenses increased to 45% for the nine months ended September 30, 2009 from 31% during the same period in 2008.

Execution and Clearing.  Execution and clearing expenses, for the nine months ended September 30, 2009, decreased $42.6 million, or 17%, to $201.4 million, as compared to the nine months ended September 30, 2008 primarily due to a shift in trade volume to products with lower costs or liquidity rebates; futures and options volume decreased 24% and 16% respectively, while stock volume increased by 40% over the same period in 2008.

Employee Compensation and Benefits. Employee compensation and benefits expenses, for the nine months ended September 30, 2009, increased by $8.9 million, or 7%, to $128.3 million, as compared to the nine months ended September 30, 2008. This increase reflected the 10% growth in the average number of employees to 772 for the nine months ended September 30, 2009, as compared to 702 for the same period in 2008. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 14% and 8%, for the nine month periods ended September 30, 2009 and 2008, respectively.

General and Administrative. General and administrative expenses, for the nine months ended September 30, 2009, decreased $3.9 million, or 11%, to $31.8 million, as compared to the nine months ended September 30, 2008, primarily attributable to decreases in our reserves for legal contingencies and customer bad debts, partially offset by increased local value added and other “non-income” tax expenses incurred by our foreign operating companies.

Business Segments

The following table sets forth the net revenues and non-interest expenses and income before income taxes of our business segments:

		Three Months		Nine Months
		Ended September 30,		Ended September 30,
		200	2008	2009	2008
		(in millions)
Market Making	Net revenues	$ 150.3	$ 359.7	$ 551.2	$ 1,034.7
	Non-interest expenses	75.7	76.6	216.9	228.7

	Income before income taxes	$ 74.6	$ 283.1	$ 334.3	$ 806.0

	Pre-tax profit margin	50%	79%	61%	78%

Electronic Brokerage	Net revenues	$ 121.5	$ 134.6	$ 349.3	$ 387.1
	Non-interest expenses	59.4	70.7	179.7	206.1

	Income before income taxes	$ 62.1	$ 63.9	$ 169.6	$ 181.0

	Pre-tax profit margin	51%	47%	49%	47%

Corporate*	Net revenues	$ (0.3)	$ 2.8	$ (0.6)	$ (0.8)
	Non-interest expenses	3.3	2.3	11.0	5.3

	Income before income taxes	$ (3.6)	$ 0.5	$ (11.6)	$ (6.1)

Total	Net revenues	$ 271.5	$ 497.1	$ 899.9	$ 1,421.0
	Non-interest expenses	138.4	149.6	407.6	440.1

	Income before income taxes	$ 133.1	$ 347.5	$ 492.3	$ 980.9

	Pre-tax profit margin	49%	70%	55%	69%

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

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(in millions)
Revenues:
Trading gains	$ 147.9	$ 348.9	$ 547.6	$ 988.4
Interest income	14.4	49.4	49.8	200.4
Other income	1.1	1.5	7.0	19.5

Total revenues	163.4	399.8	604.4	1,208.3

Interest expense	13.1	40.1	53.2	173.6

Total net revenues	150.3	359.7	551.2	1,034.7

Non-interest expenses:
Execution and clearing	43.3	48.0	121.9	140.6
Employee compensation and benefits	16.1	14.6	48.0	44.6
Occupancy, depreciation and amortization	2.6	0.8	7.7	6.7
Communications	3.5	2.8	9.1	7.7
General and administrative	10.2	10.4	30.2	29.1

Total non-interest expenses	75.7	76.6	216.9	228.7

Income before income taxes	$ 74.6	$ 283.1	$ 334.3	$ 806.0

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Market making total net revenues for the three months ended September 30, 2009 decreased $209.4 million, or 58%, to $150.3 million, from $359.7 million during the three months ended September 30, 2008. Trading gains for the three months ended September 30, 2009 decreased $201.0 million, or 58%, primarily due to tighter spreads on exchange-traded options and an unusually low ratio of actual to implied volatility during this quarter. Market making futures and options contract volume in the three months ended September 30, 2009 decreased 34% and 27%, respectively, as compared to the same period in 2008. Trading gains also include translation gains and losses. Translation gains, for the three months ended September 30, 2009, were $7.5 million, as compared to translation losses of $4.0 million, for the three months ended September 30, 2008.  Net interest income, for the three months ended September 30, 2009, decreased by $8.0 million, to $1.3 million. As described above, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on the relative interest rates in the stock and options markets. In the third quarter of 2009, these factors produced more trading income and less interest income.

Market making non-interest expenses for the three months ended September 30, 2009 decreased $0.9 million, or 1%, as compared to the three months ended September 30, 2008. This change primarily resulted from a $4.7 million decrease in execution and clearing costs, which reflects decreased options and futures contract volume partially offset by a $1.5 million increase in employee compensation and benefits. As a percentage of total net revenues, market making non-interest expenses increased to 50% from 21% for the three month periods ended September 30, 2009 and 2008, respectively.

Nine months Ended September 30, 2009 Compared to the Nine months Ended September 30, 2008

Market making total net revenues for the nine months ended September 30, 2009 decreased $483.5 million, or 47%, to $551.2 million, from $1,034.7 million during the nine months ended September 30, 2008. Trading gains for the nine months ended September 30, 2009 decreased $440.8 million, or 45%, primarily due to tighter bid/offer spreads on exchange-traded options and other factors described in the “Business Environment” section above. Market making options contract volume in the nine months ended September 30, 2009 decreased by 14% from the same period in 2008, driven by these less favorable market conditions. Trading gains also include translation gains and losses. Translation gains, for the nine months ended September 30, 2009, were $24.1 million, as compared to translation losses of $5.8 million, for the nine months ended September 30, 2008.  Net interest income, for the nine months ended September 30, 2009, decreased by $30.2 million to a net expense of $3.4 million. As described above, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on the relative interest rates in the stock and options markets. In the first nine months of 2009, these factors produced more trading income and less interest income.

Market making non-interest expenses for the nine months ended September 30, 2009 decreased $11.8 million, or 5%, as compared to the nine months ended September 30, 2008. This change primarily resulted from an $18.7 million decrease in execution and clearing costs, which reflects lower options and futures volume. For the nine months ended September 30, 2009 futures and options contract volume decreased by 26% and 14%, respectively, as compared to the same period in 2008. As a percentage of total net revenues, market making non-interest expenses increased to 39% from 22% for the nine month periods ended September 30, 2009 and 2008, respectively.

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(in millions)
Revenues:
Commissions and execution fees	$ 89.0	$ 98.2	$ 263.5	$ 271.9
Interest income	16.7	52.9	46.4	181.9
Other income	17.9	16.4	47.3	52.2

Total revenues	123.6	167.5	357.2	506.0

Interest expense	2.1	32.9	7.9	118.9

Total net revenues	121.5	134.6	349.3	387.1

Non-interest expenses:
Execution and clearing	26.5	36.1	80.7	104.7
Employee compensation and benefits	12.8	11.8	38.1	36.3
Occupancy, depreciation and amortization	4.4	5.8	12.8	12.4
Communications	2.6	2.0	7.4	5.7
General and administrative	13.1	15.0	40.7	47.0

Total non-interest expenses	59.4	70.7	179.7	206.1

Income before income taxes	$ 62.1	$ 63.9	$ 169.6	$ 181.0

Three months ended September 30, 2009 Compared to the Three months ended September 30, 2008

Electronic brokerage total net revenues for the three months ended September 30, 2009 decreased $13.1 million, or 10%, to $121.5 million, from $134.6 million during the three months ended September 30, 2008, primarily due to lower commission and execution fees, which decreased $9.2 million or 9% for the three months ended September 30, 2009 compared to the same period in 2008. Futures volume decreased 32% and options volume for our execution only customers decreased 32% compared to the same period in 2008. Cleared customer trade volume, which generates the majority of direct revenues for electronic brokerage, exhibited stronger increases, in stock volume, up 86%, and options volume, up 12%, from the same period in 2008. Total DARTs from cleared and execution-only customers for the three months ended September 30, 2009 decreased 10% to approximately 340,000, compared to approximately 377,000 during the three months ended September 30, 2008. DARTs from cleared customers for the three months ended September 30, 2009 decreased 9% to approximately 307,000, compared to approximately 338,000 during the three months ended September 30, 2008. Despite broad market value declines, total customer equity grew by 43% to $13.4 billion at September 30, 2009, from $9.4 billion at September 30, 2008. The number of customer accounts grew 20% from September 30, 2008 to approximately 128,000. Net interest income decreased $5.4 million, or 27%, to $14.6 million for the third quarter of 2009. This reflects the lower interest rate environment, which reduced the spreads we earned on customer cash balances. The average Fed Funds effective rate dropped 179 basis points to 0.15% for the quarter ended September 30, 2009 as compared to 1.94% for the quarter ended September 30, 2008.

Electronic brokerage non-interest expenses for the three months ended September 30, 2009 decreased $11.3 million, or 16%, as compared to the three months ended September 30, 2008.  Within non-interest expenses, execution and clearing expenses decreased by $9.6 million, which resulted from decreased futures volume in the third quarter of 2009, as compared to the same period in 2008. General and administrative expenses decreased by $1.9 million, or 13%. As a percentage of total net revenues, non-interest expenses decreased to 49% from 53% for the three month periods ended September 30, 2009 and 2008, respectively.

Nine months ended September 30, 2009 Compared to the Nine months ended September 30, 2008

Electronic brokerage total net revenues for the nine months ended September 30, 2009 decreased $37.8 million, or 10%, to $349.3 million, from $387.1 million during the nine months ended September 30, 2008, primarily due to lower net interest income. This decrease reflects lower interest rates which reduced the spreads we earned on customer cash balances. The average Fed Funds effective rate dropped approximately 223 basis points to 0.17% for the first nine months of 2009 as compared to 2.40% for the first nine months of 2008. Commission and execution fees decreased $8.4 million, or 3%, for the nine months ended September 30, 2009 compared to the same period in the prior year due to a decrease in futures volume, which generates higher per unit revenues but lower gross profit margins for cleared customers over this time period. Total DARTs from cleared and execution-only customers for the nine months ended September 30, 2009 decreased 1% to approximately 347,000, compared to approximately 352,000 during the nine months ended September 30, 2008. DARTs from cleared customers for the nine months ended September 30, 2009 increased 3% to approximately 318,000, compared to approximately 309,000 during the nine months ended September 30, 2008. Despite broad market value declines, total customer equity grew by 43% to $13.4 billion at September 30, 2009, from $9.4 billion at September 30, 2008. The number of customer accounts grew 20% from September 30, 2008 to approximately 128,000. The primary component of other income, payment for order flow received through programs administered by U.S. options exchanges, decreased $12.7 million, or 33%, primarily due to the expansion of the penny pricing program to 63 classes on March 28, 2008 and to increased options volume executed on exchanges using the make-or-take model where we do not receive payments for order flow.

Electronic brokerage non-interest expenses for the nine months ended September 30, 2009 decreased $26.4 million, or 13%, as compared to the nine months ended September 30, 2008.  Within that, execution and clearing expenses decreased by $24 million, which reflects a shift in trade volume to products with lower costs or liquidity rebates; and general and administrative expenses decreased by $6.3 million, or 13%, primarily due to a decrease in expenses for legal contingencies reserves and bad debt provisions. As a percentage of total net revenues, non-interest expenses decreased to 51% from 53% for the nine month periods ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of exchange-listed marketable securities, which are marked-to-market daily, and collateralized receivables arising from customer-related and proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, customer margin loans and securities purchased under agreements to resell. At September 30, 2009, total assets were $28.85 billion of which approximately $28.36 billion, or 98% were considered liquid and consisted predominantly of marketable securities, customers’ cash and collateralized receivables.

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

In order to provide additional liquidity and to further increase our regulatory capital reserves, we issue senior notes and we maintain a committed senior secured revolving credit facility from a syndicate of banks (see “Principal Indebtedness” below). As of September 30, 2009, borrowings under these facilities totaled $185.1 million, which represented 3.7% of our total capitalization. Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our future liquidity needs for more than the next twelve months.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity grew from $4.14 billion at September 30, 2008 to $4.82 billion at September 30, 2009, representing an increase of 16%. The amounts presented at September 30, 2008 and 2009 include non-controlling interests as prescribed by ASC 810.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2009	2008
	(in millions)

Cash provided by operating activities	$ 280.1	$ 800.2
Cash used in investing activities	(24.6)	(10.6)
Cash used in financing activities	(367.3)	(807.1)
Effect of exchange rate changes on cash
and cash equivalents	28.2	(33.2)

Decrease in cash and cash equivalents	$ (83.6)	$ (50.7)

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

Nine Months Ended September 30, 2009: Our cash and cash equivalents decreased by $83.6 million to $859.9 million for the nine months ended September 30, 2009. We raised $280.1 million in net cash from operating activities. We used net cash of $391.9 million in our investing and financing activities primarily due to repayments on our senior secured revolving credit facility and dividends paid to and redemption of member interests from IBG Holdings LLC.

Nine Months Ended September 30, 2008: Our cash and cash equivalents decreased by $50.7 million to $471.0 million for the nine months ended September 30, 2008. We raised $800.2 million in net cash from operating activities primarily from increased net income and decreased trading positions. We used net cash of $817.7 million in our investing and financing activities primarily due to a decrease in short term borrowings and repayments on our senior secured revolving credit facility.

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

At September 30, 2009, aggregate excess regulatory capital for all of the Operating Companies was $3.07 billion.

Principal Indebtedness

IBG LLC is the borrower under a $100.0 million senior secured revolving credit facility, which had no balance outstanding as of September 30, 2009, and is the issuer of senior notes, of which $185.1 million were outstanding as of September 30, 2009.

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

As of September 30, 2009, no borrowings were outstanding under this credit facility and IBG LLC was in compliance with all of the covenants.

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

IBG LLC had $185.1 million and $143.1 million of senior notes outstanding at September 30, 2009 and December 31, 2008, respectively. During the period from January 1 through September 30, 2009, total senior notes issued were $362.7 million, and senior notes redeemed totaled $320.7 million.

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

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware. These expenditure items are reported as property and equipment. Capital expenditures for property and equipment were approximately $17.4 million and $11.2 million for the nine month periods ending September 30, 2009 and 2008, respectively. We anticipate that our 2009 gross capital expenditures will decrease over the rest of the year from their current level as we complete projects related to expansion of our data center and backup facilities. We expect our future capital expenditures to rise as we continue our focus on technology infrastructure initiatives in order to further enhance our competitive position. We anticipate that we will fund capital expenditures with cash from operations and cash on hand. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any strategic acquisitions, we may incur additional capital expenditures.

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

Strategic Investments and Acquisitions

We periodically engage in evaluations of potential strategic investments and acquisitions. The Company has made strategic investments in electronic trading exchanges including: Boston Options Exchange, LLC; OneChicago LLC; CBOE Stock Exchange, LLC; and Quadriserv Inc., an electronic securities lending platform provider in which the Company invested $7.5 million during February 2009. As a result of a recapitalization transaction and the sale of assets, the Company recorded a permanent impairment loss of $6.4 million for the nine month period ended September 30, 2009 on its loans to and warrants to purchase approximately 25.86% of W.R. Hambrecht + Co. Inc., reducing the book value of these investments to $-0-.

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own. At September 30, 2009, there were no definitive agreements with respect to any material acquisition.

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

Critical Accounting Policies

Valuation of Financial Instruments

Due to the nature of our operations, substantially all of our financial instrument assets, comprised of securities owned, securities purchased under agreements to resell, securities borrowed and receivables from brokers, dealers and clearing organizations are carried at fair value based on market prices, as published by exchanges and clearing houses, and are marked to market daily, or are assets which are short-term in nature (such as U. S. government treasury bills or spot foreign exchange) and are reflected at amounts approximating fair value. Similarly, all of our financial instrument liabilities that arise from securities sold but not yet purchased, securities sold under agreements to repurchase, securities loaned and payables to brokers, dealers and clearing organizations are short-term in nature and are reported at quoted market prices or at amounts approximating fair value. Our long and short positions are valued at either the last consolidated trade price or the last consolidated bid/offer mid-point (where applicable) at the close of regular trading hours, in the respective markets. Given that we manage a globally integrated market making portfolio, we have large and substantially offsetting positions in securities and commodities that trade on different exchanges that close at different times of the trading day. As a result, there may be large and anomalous swings in the value of our positions daily and, accordingly, in our earnings in any period. This is especially true on the last business day of each calendar quarter, although such swings tend to come back into equilibrium on the first business day of the succeeding calendar quarter.

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

Recent Accounting Pronouncements

Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates (“ASU’s”) as the means to add to or delete from, or to amend the ASC. During the quarter ended September 30, 2009, ASU 2009-05 through ASU 2009-12 were issued. Following is a summary of recently issued ASU’s that may affect the Company’s unaudited condensed consolidated financial statements:

	Affects	Status
ASU 2009-05	Measuring Liabilities at Fair Value – provides guidance on the measurement of the fair value of liabilities under ASC 820.	Effective for interim and annual periods beginning after August 28, 2009
ASU 2009-07	Accounting for Various Topics – Technical corrections to SEC references in the ASC.	Upon issuance
ASU 2009-08	Earnings per Share - amendment to ASC 260-10-S99 (SEC Update)	Upon issuance
ASU 2009-09	Accounting for Investments – Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees – amendments to ASC 323-10-S99 and ASC 505-50-S99 (SEC Update)	Upon issuance
ASU 2009-10	Financial Services – Brokers and Dealers: Investments – Other – amendment to ASC 940-325 (SEC Update)	Upon issuance

Adoption of these ASU’s during the quarter ended September 30, 2009 did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

In November 2008, the SEC issued its “Roadmap for the Potential Use of Financial Statements Prepared in Accordance with International Financial Reporting Standards by U.S. Issuers” (“IFRS Roadmap”). The IFRS Roadmap would require SEC registrants to prepare their financial statements in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board in 2014. IFRS is increasingly being applied by financial statement preparers in countries outside the U.S. One of the stated purposes of the IFRS Roadmap is that adopting IFRS will provide a global set of high-quality accounting standards so that U.S. investors would have an enhanced ability to compare financial information of U.S. companies with that of non-U.S. Companies. In issuing the IFRS Roadmap, the SEC stated that, in 2011, it will determine whether to proceed with rulemaking to require the use of IFRS by U.S. registrants beginning in 2014. The comment period on the IFRS Roadmap ended in April 2009. Further definitive guidance from the SEC regarding the IFRS Roadmap is pending. Management is assessing the potential impact of adopting IFRS on the Company’s unaudited condensed consolidated financial statements.

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

Interest Rate Risk

Under our senior secured revolving credit facility, we have the ability to choose borrowing tenors from overnight to twelve months, which permits us to minimize the risk of interest rate fluctuations. We have no borrowings outstanding under this facility as of September 30, 2009.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies. In a normal rate environment, we typically invest a portion of these funds in U.S. government treasury securities with maturities of up to three months. Under these circumstances, if interest rates were to increase rapidly and substantially, in increments that were not reflected in the yields on these treasury securities, our net interest income from customer deposits would decrease. Based upon investments outstanding at September 30, 2009, we had no exposure of this nature.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Due to a currently low rate environment, a decrease of the US benchmark interest rates to zero, or roughly 0.2%, would reduce our net interest income by approximately $1.8 million on an annualized basis.

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

We expect this kind of exposure to increase with growth in our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of September 30, 2009, we had $2.90 billion in margin credit extended to our customers. The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1	Amended and Restated Operating Agreement of IBG LLC (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**

10.2	Form of Limited Liability Company Operating Agreement of IBG Holdings LLC (filed as Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Company on February 12, 2007).**

10.3	Exchange Agreement by and among Interactive Brokers Group, Inc., IBG Holdings LLC, IBG LLC and the Members of IBG LLC (together with all exhibits thereto including Exhibits B and C).

10.4	Tax Receivable Agreement by and between Interactive Brokers Group, Inc. and IBG Holdings LLC (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**

10.5	Interactive Brokers Group, Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.8 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+

10.6	Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan. (filed as Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

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

Date: November 9, 2009