Form 10-K
period 2009-12-31
Interactive Brokers Group, Inc.
filed 2010-02-26
CIK 1381197

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEMS. 15 (a)(1) and 15 (a)(2) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009

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

         Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the securities act. Yes ☒    No ☐.

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

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

         The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $640,100,000 computed by reference to the $15.53 closing sale price of the common stock on the NASDAQ Global Select Market, on June 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter.

         As of February 26, 2010, there were 41,216,779 shares of the issuer's Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer's Class B common stock, par value $0.01 per share, outstanding.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        We have included or incorporated by reference in this Annual Report on Form 10-K, and from time to time our management may make statements that may constitute "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of this Annual Report on Form 10-K, as well as statements about the objectives and effectiveness of our liquidity policies, statements about trends in or growth opportunities for our businesses, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report on Form 10-K. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, among others, those discussed below and under "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report on Form 10-K.

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

  •
  implied versus actual price volatility levels of the products in which we make markets;

  •
  the general level of interest rates;

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

  •
  compliance with laws and regulations, including those relating to the securities industry; and

  •
  other factors discussed under "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K or elsewhere in this Annual Report on Form 10-K.

        We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this Annual Report on Form 10-K.

PART I

ITEM 1.    BUSINESS

Overview

        Interactive Brokers Group, Inc. ("IBG, Inc." or the "Company") is an automated global electronic market maker and broker specializing in routing orders and executing and processing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 80 electronic exchanges and trading venues around the world. In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut, Chicago, Illinois and Jersey City, New Jersey. Abroad, we conduct business through offices located in Canada, England, Switzerland, Hong Kong, India, Australia and Japan. At December 31, 2009 we had 801 employees worldwide.

        On May 3, 2007, IBG, Inc. priced its initial public offering (the "IPO") of shares of common stock. In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC, became the sole managing member of IBG LLC, the current holding company for our businesses, and began to consolidate IBG LLC's financial results into its financial statements. We are currently a holding company and our primary assets are our ownership of approximately 10.5% of the membership interests of IBG LLC. When we use the terms "we," "us," and "our," we mean IBG LLC and its subsidiaries for periods prior to the IPO, and IBG, Inc. and its subsidiaries (including IBG LLC) for periods from and after the IPO. Unless otherwise indicated, the term "common stock" refers to the Class A common stock of IBG, Inc.

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

        Our activities are divided into two principal business segments: (1) market making and (2) electronic brokerage:

  •
  As a market maker, we provide continuous bid and offer quotations on over 600,000 securities and futures products listed on electronic exchanges around the world. Our quotes are driven by proprietary mathematical models that assimilate market data and reevaluate our outstanding quotes each second. Unlike firms that trade over-the-counter ("OTC") derivative products, our business creates liquidity and transparency on electronic exchanges.

  •
  As a direct market access broker, we serve the customers of both traditional brokers and prime brokers. We provide our customers with an advanced order management, trade execution and portfolio management platform at a very low cost. Our customers can simultaneously access different financial markets worldwide and trade across multiple asset classes (stocks, options, futures, foreign exchange ("forex"), bonds and mutual funds) denominated in 14 different currencies, on one screen, from a single account based in any major currency. Our large bank and broker-dealer customers may "white label" our trading interface (i.e., make our trading interface available to their customers without referencing our name), or can select from among our modular functionalities, such as order routing, trade reporting or clearing on specific products or exchanges where they may not have up-to-date technology, to offer their customers a complete global range of services and products.

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

        Our Internet address is www.interactivebrokers.com and the investor relations section of our web site is located at www.interactivebrokers.com/ir. We make available free of charge, on or through the investor relations section of our web site, this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission ("SEC"). Also posted on our web site are our Bylaws, our Amended and Restated Certificate of Incorporation, charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our board of directors, our Accounting Matters Complaint Policy, our Whistle Blower Hotline, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time periods required by SEC and the NASDAQ Stock Market ("NASDAQ"), we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer. In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in Regulation G) promulgated under the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act") that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

        Our Investor Relations Department can be contacted at Interactive Brokers Group, Inc., 8 Greenwich Office Park, Greenwich, Connecticut 06831, Attn: Investor Relations, telephone: 203-618-4070, e-mail: investor-relations@interactivebrokers.com.

Segment Operating Results

		Year Ended December 31,
		2009	2008	2007
		(in millions)
Market Making	Net revenues	$626.4	$1,343.5	$1,031.2
	Non-interest expenses	295.6	315.9	311.4

	Income before income taxes	$330.8	$1,027.6	$719.8

	Pre-tax profit margin	53%	77%	70%
Electronic Brokerage	Net revenues	$474.4	$505.8	$425.2
	Non-interest expenses	243.2	281.8	227.3

	Income before income taxes	$231.2	$224.0	$197.9

	Pre-tax profit margin	49%	44%	47%
Corporate	Net revenues	$(0.5)	$1.1	$12.0
	Non-interest expenses	17.0	2.7	(2.1)

	Income before income taxes	$(17.5)	$(1.6)	$14.1

Total	Net revenues	$1,100.3	$1,850.4	$1,468.4
	Non-interest expenses	555.8	600.4	536.6

	Income before income taxes	$544.5	$1,250.0	$931.8

	Pre-tax profit margin	50%	68%	63%

        Financial information concerning our business segments for each of 2009, 2008 and 2007 is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the notes thereto, which are in Part II, Items 7 and 8 of this Annual Report on Form 10-K.

Market Making—Timber Hill

        Market making represented 57% of 2009 net revenues. We conduct our market making business through our Timber Hill ("TH") subsidiaries. As one of the largest market makers on many of the world's leading electronic exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over 600,000 tradable, exchange-listed products, including equity derivative products, equity index derivative products, equity securities and futures. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Historically, our profits have been principally a function of transaction volume on electronic exchanges rather than volatility or the direction of price movements, however the ratio of actual to implied volatility can also play a meaningful role, as described further in "Business Environment" in Part II Item 7 of this Annual Report on Form 10-K.

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

        We are a market leader in exchange-traded equity options and equity-index options and futures. Together with our electronic brokerage customers, in 2009 we accounted for approximately 10.9% of exchange-listed equity options traded worldwide and approximately 11.1% of exchange-listed equity options volume traded on those markets in which we actively trade, according to data received from exchanges worldwide. Our ability to make markets in such a large number of exchanges and market centers simultaneously around the world is one of our core strengths and has contributed to the large volumes in our market making business. We engage in market making operations in North and South America, Europe and in the Asia/Pacific regions as described below.

        North and South American Market Making Activities.    Our U.S. market making activities are conducted through Timber Hill LLC ("TH LLC"), a SEC-registered securities broker-dealer that conducts market making in equity derivative products, equity index derivative products and equity securities. Since its inception in 1982, TH LLC has grown to become one of the largest of the listed options market makers in the United States. As of December 31, 2009, TH LLC held specialist, primary market maker or lead market maker designations in options on approximately 1,200 underlying securities listed in the United States. TH LLC is a member at NYSE Euronext, NYSE AMEX Options, Boston Options Exchange, Chicago Board Options Exchange, Chicago Mercantile Exchange, Chicago Board of Trade, International Securities Exchange, NYSE/ARCA, OneChicago and NASDAQ OMX PHLX. We also conduct market making activities in Canada through our Canadian subsidiary, Timber Hill Canada Company ("THC") at Toronto Stock Exchange and Chi-X and at MEXDER and BMV in Mexico and at BOVESPA and BMF in Brazil through TH LLC.

        International Market Making Activities.    Our international market making subsidiaries, primarily Timber Hill Europe AG ("THE"), conduct operations in 23 countries, comprising the major securities markets in these regions.

        We began our market making operations in Europe in 1990. In Germany and Switzerland, we have been among the largest equity options market makers in terms of volume on Eurex, one of the world's largest futures and options exchanges, which is jointly operated by Deutsche Börse AG and SIX Swiss Exchange. We have also been active in trading German stocks and warrants as a member of the XETRA, the German electronic stock trading system, and the Frankfurt and Stuttgart stock exchanges; and in Swiss stocks and warrants as a member of the SIX Swiss Exchange. Our other European operations are conducted on the London Stock Exchange; the Irish Stock Exchange; the Copenhagen Stock Exchange; the Helsinki Stock Exchange; the Euronext exchanges in Amsterdam, Paris, Brussels, Lisbon and London; NASDAQ OMX Sweden, the Swedish and Norwegian options market; the Swedish Stock Exchange; the MEFF and Bolsa de Valencia in Spain; the IDEM and Borsa Valori de Milano in Milan; and the ÖTOB in Vienna.

        Since 1995, we have conducted market making operations in Hong Kong. Our Hong Kong subsidiary, Timber Hill Securities Hong Kong Ltd ("THSHK"), is a member of the cash and derivatives markets of the Hong Kong Exchanges. Since 1997, we have conducted operations in Australia. Our Australian subsidiary, Timber Hill Australia Pty Ltd ("THA"), is a member of the Australian Stock Exchange, and routes orders for its trading on the Sydney Futures Exchange through its affiliate, Interactive Brokers LLC. We commenced trading in Japan during 2002, Korea and Singapore during 2004 and Taiwan in 2007. In 2008 we began our market making operation in India through our subsidiary, Interactive Brokers (India) Private Limited ("IBI"), which is a member of the National Stock Exchange of India and the Bombay Stock Exchange.

        All of the above trading activities take place on exchanges and all securities and commodities that we trade are cleared by exchange owned or authorized clearing houses.

Electronic Brokerage—Interactive Brokers

        Electronic brokerage represented 43% of 2009 net revenues. We conduct our electronic brokerage business through our Interactive Brokers ("IB") subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on the technology originally developed for our market making business, IB's systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost in multiple products and currencies from a single trading account.

        Since launching this business in 1993, we have grown to approximately 134,000 institutional and individual brokerage customers. We provide our customers with what we believe to be one of the most effective and efficient electronic brokerage platforms in the industry. The following are key highlights of our electronic brokerage business:

  •
  Low Costs—We provide our customers with among the lowest transaction costs in two ways. First, our customers benefit from our advanced routing of orders designed to achieve the best available price. Second, we offer among the lowest execution, commission and financing costs in the industry.

  •
  Risk Control—Throughout the trading day, we calculate margin requirements for each of our customers on a real-time basis across all product classes (stocks, options, futures, bonds and forex) and across all currencies. Our customers are alerted to approaching margin violations and if a customer's equity falls below what is required to support that customer's margin, we automatically liquidate positions on a real-time basis to bring the customer's account into margin compliance. This is done to protect IB, as well as the customer, from excessive losses.

  •
  IB Universal AccountSM—From a single point of entry in one IB Universal AccountSM our customers are able to trade products denominated in 14 different currencies, across multiple classes of tradable, exchange-listed products, including stocks, bonds, options, futures forex, bonds and mutual funds traded on more than 80 exchanges and market centers and in 19 countries around the world seamlessly. Our recent geographic efforts have been focused on our subsidiaries in India, Japan and our representative office in Shanghai, China.

  •
  IB SmartRoutingSM—Our customers benefit from our advanced routing. IB SmartRoutingSM retains control of the customer's order, continuously searches for the best available price and, unlike most other routers, dynamically routes and re-routes all or parts of a customer's order to achieve optimal execution and among the lowest execution and commission costs in the industry.

  •
  Flexible and Customizable System—Our platform is designed to provide an efficient customer experience, beginning with a highly automated account opening process and ending with a fast trade execution, with real-time position monitoring. Our sophisticated interface provides interactive real-time views of account balances, positions, profits or losses, buying power and "what if" scenarios to enable our customers to more easily make informed investment decisions and trade efficiently. Our system is configured to remember the user's preferences and is specifically designed for multi-screen systems. When away from their main workstations, customers are able to access their accounts through our IB WebTraderSM or MobileTrader interfaces.

  •
  Interactive AnalyticsSM and IB Options AnalyticsSM—We offer our customers state-of-the-art tools, which include a customizable trading platform, advanced analytic tools and sophisticated order types such as guaranteed combination trades. IB also provides real-time option analytics, an arbitrage meter (a tool that illustrates the extent of the premium (or discount) of the lead month futures price above (or below) its fair future value with respect to the index price) and various combinations of charts and other analytical tools.

  •
  IB Risk NavigatorSM—We offer free to all customers, our real-time market risk management platform that unifies exposure across multiple asset classes around the globe. The system is capable of identifying overexposure to risk by starting at the portfolio level and drilling down into successively greater detail within multiple report views. Report data is updated every ten seconds or upon changes to portfolio composition. Predefined reports allow the summarization of a portfolio from different risk perspectives, and allow views of Exposure, Value at Risk ("VaR"), Delta, Gamma, Vega and Theta and profit and loss and position quantity measures for the different portfolio views. The system also offers the customer the ability to modify positions through "what-if" scenarios that show hypothetical changes to the risk summary.

  •
  White Labeling—Our large bank and broker-dealer customers may "white label" our trading interface or can select from among our modular functionalities, such as order routing, trade reporting or clearing, on specific products or exchanges where they may not have up-to-date technology, in order to offer to their customers a complete global range of services and products.

        IB provides its customers with high-speed trade execution at low commission rates, in large part because it utilizes the backbone technology developed for Timber Hill's market making operations. As a result of our advanced electronic brokerage platform, IB attracts sophisticated and active investors. No single customer represents more than 1% of our commissions and execution fees.

Technology

        Our proprietary technology is the key to our success. We built our business on the belief that a fully computerized market making system that could integrate pricing and risk exposure information quickly and continuously would enable us to make markets profitably in many different financial instruments simultaneously. We believe that integrating our system with electronic exchanges and market centers results in transparency, liquidity and efficiencies of scale. Together with the IB SmartRoutingSM system and our low commissions, this reduces overall transaction costs to our customers and, in turn, increases our transaction volume and profits. Over the past 32 years, we have developed an integrated trading system and communications network and have positioned our company as an efficient conduit for the global flow of risk capital across asset and product classes on electronic exchanges around the world, permitting us to have one of the lowest cost structures in the industry. We believe that developing, maintaining and continuing to enhance our proprietary technology provides us and our customers with the competitive advantage of being able to adapt quickly to the changing environment of our industry and to take advantage of opportunities presented by new exchanges, products or regulatory changes before our competitors.

        The quotes that we provide as market makers are driven by proprietary mathematical models that assimilate market data and re-evaluate our outstanding quotes each second. Because our technology infrastructure enables us to process large volumes of pricing and risk exposure information rapidly, we are able to make markets profitably in securities with relatively low spreads between bid and offer prices. As market makers, we must ensure that our interfaces connect effectively and efficiently with each exchange and market center where we make markets and that they are in complete conformity with all the applicable rules of each local venue. Utilizing up-to-date computer and telecommunications systems, we transmit continually updated pricing information directly to exchange computer devices and receive trade and quote information for immediate processing by our systems. As a result, we are able to maintain more effective control over our exposure to price and volatility movements on a real-time basis than many of our competitors. This is important, not only because our system must process, clear and settle several hundred thousand market maker trades per day with a minimal number of errors, but also because the system monitors and manages the risk on the entire portfolio, which generally consists of more than ten million open contracts distributed among more than 100,000 different products. Using our system, which we believe affords an optimal interplay of decentralized trading activity and centralized risk management, we quote markets in over 600,000 securities and futures products traded around the world.

        In our electronic brokerage business, our proprietary technology infrastructure enables us to provide our customers with the ability to effect trades at among the lowest execution and commission costs in the industry. Additionally, our customers benefit from real-time systems optimization for our market making business. Customer trades are both automatically captured and reported in real time in our system. Our customers trade on more than 80 exchanges and market centers in 19 countries around the world. All of these exchanges are partially or fully electronic, meaning that a customer can buy or sell a product traded on that exchange via an electronic link from his or her computer terminal through our system to the exchange. We offer our products and services through a global communications network that is designed to provide secure, reliable and timely access to the most current market information. We provide our customers with a variety of means to connect to our brokerage systems, including dedicated point-to-point data lines, virtual private networks and the Internet.

        Specifically, our customers receive worldwide direct-access connectivity through our Trader Workstation (our real-time Java-based trading platform), our proprietary Application Program Interface ("API"), and/or industry standard Financial Information Exchange ("FIX") connectivity. Customers who want a professional quality trading application with a sophisticated user interface utilize our Trader Workstation. Customers interested in developing program trading applications in MS-Excel, Java, Visual Basic or C++ utilize our API. Large institutions with FIX infrastructure prefer to use our FIX solution for seamless integration of their existing order gathering and reporting applications.

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

        Our internally-developed, fully integrated trading and risk management systems are unique and transact across all product classes on more than 80 markets and 18 currencies around the world. These systems have the flexibility to assimilate new exchanges and new product classes without compromising transaction speed or fault tolerance. Fault tolerance, or the ability to maintain system performance despite exchange malfunctions or hardware failures, is crucial to successful market making and ensuring best executions for brokerage customers. Our systems are designed to detect exchange malfunctions and quickly take corrective actions by re-routing pending orders.

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

Risk Management Activities

        The core of our risk management philosophy is the utilization of our fully integrated computer systems to perform critical, risk-management activities on a real-time basis. In our market making business, our real-time integrated risk management system seeks to ensure that overall IBG positions are continuously hedged at all times, curtailing risk. In our electronic brokerage business, integrated risk management seeks to ensure that each customer's positions are continuously credit checked and brought into compliance if equity falls short of margin requirements, curtailing bad debt losses.

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

        Since 1990 we have continually expanded our market presence and the number of financial instruments in which we make markets. This diversification acts as a passive form of portfolio risk management.

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

Electronic Brokerage

        IB calculates margin requirements for each of its customers on a real-time basis across all product classes (stocks, options, futures, forex, bonds and mutual funds) and across all currencies. Recognizing that IB's customers are experienced investors, we expect our customers to manage their positions proactively and we provide tools to facilitate our customers' position management. However, if a customer's equity falls below what is required to support that customer's margin, IB will automatically liquidate positions on a real-time basis to bring the customer's account into margin compliance. This is done to protect IB, as well as the customer, from excessive losses and further contributes to our low-cost structure. The entire credit management process is completely automated, and IB does not employ a margin department.

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

        IB's customer interface includes color coding on the account screen and pop-up warning messages to notify customers that they are approaching their margin limits. This feature allows customers to take action, such as entering margin reducing trades, to avoid having IB liquidate their positions. These tools and real-time margining allow IB's customers to understand their trading risk at any moment of the day and help IB maintain low commissions, by not having to price in the cost of credit losses.

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

  •
  Our real-time credit manager software provides pre- and post-execution controls by:

  •
  testing every customer order to ensure that the customer's account holds enough equity to support the execution of the order, rejecting the order if equity is insufficient or directing the order to an execution destination without delay if equity is sufficient; and

  •
  continuously updating a customer account's equity and margin requirements and, if the account's equity falls below its minimum margin requirements, automatically issuing liquidating orders in a smart sequence designed to minimize the impact on account equity.

  •
  Our market making system continuously evaluates over 600,000 securities and futures products in which we provide bid and offer quotes and changes its bids and offers in such a way as to maintain an overall hedge and a low-risk profile. The speed of communicating with exchanges and market centers is maximized through continuous software and network engineering innovation, thereby allowing the firm to achieve real-time controls over market exposure.

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

Transaction Processing

        Our transaction processing is automated over the full life cycle of a trade. Our market making software generates and disseminates to exchanges and market centers continuous bid and offer quotes on over 600,000 tradable, exchange listed products. Our fully automated smart router system searches for the best possible combination of prices available at the time a customer order is placed and immediately seeks to execute that order electronically or send it where the order has the highest possibility of execution at the best price.

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

IB SmartRoutingSM

        IB SmartRoutingSM searches for the best destination price in view of the displayed prices, sizes and accumulated statistical information about the behavior of market centers at the time an order is placed, and IB SmartRoutingSM immediately seeks to execute that order electronically. Unlike other smart routers, IB SmartRoutingSM never relinquishes control of the order, and constantly searches for the best price. It continuously evaluates fast-changing market conditions and dynamically re-routes all or parts of the order seeking to achieve optimal execution. IB SmartRoutingSM represents each leg of a spread order independently and enters each leg at the best possible venue. IB SmartRouting AutorecoverySM re-routes a customer's U.S. options order in the case of an exchange malfunction, with IB undertaking the risk of double executions. In addition, IB SmartRoutingSM checks each new order to see if it could be executed against any of its pending orders. As the system gains more users, this feature becomes more important for customers in a world of multiple exchanges and penny price orders because it increases the possibility of best executions for our customers ahead of customers of other brokers. As a result of this feature, our customers have a greater chance of executing limit orders and can do so sooner than those who use other routers.

Clearing and Margining

        Our activities in the United States are almost entirely self-cleared. We are a full clearing member of The Options Clearing Corporation ("OCC"), the Chicago Mercantile Exchange Clearing House ("CMECH"), The Clearing Corporation and The Depository Trust and Clearing Corporation.

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

        In addition, we are self-cleared in Canada, the United Kingdom, Switzerland, France, Ireland, Germany, Belgium, Austria, the Netherlands, Norway, Sweden, Denmark, Finland, Hong Kong and India; and expect to begin self-clearing in Japan in 2010.

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

        We currently service approximately 134,000 cleared customer accounts. Our customers reside in approximately 154 countries around the world.

        The target IB customer is one that requires the latest in trading technology, derivatives expertise, and worldwide access and expects low overall transaction costs. IB's customers are mainly comprised of "self-service" individuals, former floor traders, trading desk professionals, electronic retail brokers, financial advisors who are comfortable with technology, banks that require global access and hedge funds.

        Our customers fall into three groups based on services provided: cleared customers, trade execution customers and wholesale customers. With the advent of portfolio margining, we have been able to persuade more of our trade execution hedge fund customers to utilize our cleared business solution, which benefits the hedge funds in terms of cost savings. Many prime brokers once offered increased leverage over Regulation T credit limitations and NYSE margin requirements through offshore entities and joint back office arrangements. Following the market turmoil of late 2008 and the resulting tightening of credit, over the past year we have observed competition in this area diminish. Through portfolio margining, IB is able to offer similar leverage with lower margin requirements that reflect the reduced risk of a hedged portfolio.

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

        Our non-cleared customers include large online brokers and increasing numbers of the proprietary and customer trading units of U.S., Canadian and European commercial banks. These customers are attracted by the IB SmartRoutingSM technology as well as our direct access to stock, options, futures, forex and bond markets worldwide.

        Our customers receive worldwide electronic access connectivity in one of three ways: the Trader Workstation (our real-time Java-based trading platform), our proprietary API, and/or industry standard FIX connectivity.

Employees and Culture

        We take pride in our technology-focused company culture and embrace it as one of our fundamental strengths. We remain committed to improving our technology, and we try to minimize corporate hierarchy to facilitate efficient communication among employees. We have assembled what we believe is a highly talented group of employees. As we grow, we expect to continue to provide significant rewards for our employees who provide significant value to us and the world's financial markets.

        As of December 31, 2009, we had 801 employees, all of whom were employed on a full-time basis. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Competition

Market making

        Historically, competition has come from registered market making firms which range from sole proprietors with very limited resources to large, integrated broker-dealers. Today, Timber Hill's major competitors continue to be large broker-dealers, such as Goldman Sachs, Morgan Stanley, UBS, Citigroup, and Bank of America Merrill Lynch, and niche players such as Citadel, Susquehanna, Wolverine Trading, Group One Trading, Peak6 and Getco. The financial market turmoil and large losses experienced by some of these firms during the past two years have diminished their effectiveness as strong competitors. Some of our competitors in market making are larger than we are and have more captive order flow, although this is less true with respect to our narrow focus on options, futures and ETFs listed on electronic exchanges.

        The competitive environment for market makers has evolved considerably in the past year, most notably with the rise in high frequency trading firms (HFTs). HFTs transact significant trading volume on electronic exchanges by using complex algorithms and high speed execution software that analyze market conditions. On exchanges that maintain a traditional fee model, many HFTs act similarly to market makers but use their customer status to gain advantages over registered market makers. In particular, they do not pay exchange fees and their orders are given priority over registered market makers who are bidding and offering at the same prices. At the end of 2009, several exchanges began implementing rules to remove these advantages and charge HFTs exchanges fees, thus leveling the playing field for market participants.

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

Electronic brokerage

        The market for electronic brokerage services is rapidly evolving and highly competitive. IB believes that it neither fits within the definition of a traditional broker nor a prime broker. IB's primary competitors include offerings targeted to professional traders by large retail online brokers (such as E*TRADE's Power E*TRADE Pro business and The Charles Schwab Corporation's StreetSmart Pro business) and the prime brokerage and electronic brokerage arms of major investment banks and brokers (such as Goldman Sachs' REDIPlus business and Morgan Stanley's Passport business). We also encounter competition to a lesser extent from full commission brokerage firms including Bank of America Merrill Lynch and Morgan Stanley Smith Barney, as well as other financial institutions, some of which provide online brokerage services. The electronic brokerage businesses of many of our competitors are relatively insignificant in the totality of their firms' business. IB provides access to a global range of products from a single IB Universal AccountSM and professional level executions and pricing, which positions it in competition with niche direct-access providers and prime brokers. In 2009, IB was rated by Barron's as the lowest cost broker for the fifth straight year. In addition to offering low commissions and financing rates, IB provides sophisticated order types and analytical tools that give a competitive edge to its customers.

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

Overview

        As registered U.S. broker-dealers, Interactive Brokers LLC ("IB LLC") and TH LLC are subject to the rules and regulations of the Exchange Act, and as members of various exchanges, we are also subject to such exchanges' rules and requirements. Additionally, as registered futures commission merchants, IB LLC and TH LLC are subject to the Commodity Exchange Act and rules promulgated by the Commodity Futures Trading Commission ("CFTC") and the various commodity exchanges of which they are members. Finally, we are subject to the requirements of various self-regulatory organizations such as the Financial Industry Regulatory Authority ("FINRA") and the National Futures Association ("NFA"). Our foreign affiliates are similarly regulated under the laws and institutional framework of the countries in which they operate.

        U.S. broker-dealers and futures commission merchants are subject to laws, rules and regulations that cover all aspects of the securities and derivatives business, including:

  •
  sales methods;

  •
  trade practices;

  •
  use and safekeeping of customers' funds and securities;

  •
  capital structure;

  •
  record-keeping;

  •
  financing of customers' purchases; and

  •
  conduct of directors, officers and employees.

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

        As certain of our subsidiaries are members of FINRA, we are subject to certain regulations regarding changes in control of our ownership. FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a change in control of a member firm. The FINRA defines control as ownership of 25% or more of the firm's equity by a single entity or person and would include a change in control of a parent company. As a result of these regulations, our future efforts to sell shares or raise additional capital may be delayed or prohibited by FINRA.

Net Capital Rule

        The SEC, FINRA, CFTC and various other regulatory agencies within the United States have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Generally, a broker-dealer's capital is net worth plus qualified subordinated debt less deductions for certain types of assets. The Net Capital Rule requires that at least a minimum part of a broker-dealer's assets be maintained in a relatively liquid form.

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

        The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria. These rules also dictate the ratio of debt-to-equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators could ultimately lead to the firm's liquidation. Additionally, the Net Capital Rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to and approval from the SEC and FINRA for certain capital withdrawals.

        At December 31, 2009, aggregate excess regulatory capital for all of the operating companies was $3.2 billion.

        TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the CFTC's minimum financial requirements (Regulation 1.17). At December 31, 2009, TH LLC had net capital of $1,108.8 million which was $1,071.2 million in excess of required net capital of $37.6 million, and IB LLC had net capital of $787.4 million, which was $702.3 million in excess of required net capital of $85.1 million.

        THE is subject to the Swiss National Bank eligible equity requirement. At December 31, 2009, THE had eligible equity of $1,432.6 million which was $1,100.1 million in excess of the minimum requirement of $332.5 million.

        THSHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, THA is subject to the Australian Stock Exchange liquid capital requirement, THC and Interactive Brokers Canada Inc. ("IBC") are subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, Interactive Brokers (U.K.) Limited ("IBUK") is subject to the U.K. Financial Services Authority financial resources requirement, IBI is subject to the National Stock Exchange of India net capital requirements and Interactive Brokers Securities Japan, Inc. ("IBSJ") is subject to the Japanese Financial Supervisory Agency capital requirements.

        At December 31, 2009, all of the operating companies were in compliance with their respective regulatory capital requirements.

        For additional information regarding our net capital requirements see note 17 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

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

Patriot Act and Increased Anti-Money Laundering ("AML") and "Know Your Customer" Obligations

        Registered broker-dealers traditionally have been subject to a variety of rules that require that they "know their customers" and monitor their customers' transactions for suspicious financial activities. With the passage of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "Patriot Act"), broker-dealers are now subject to even more stringent requirements. Likewise, the SEC, CFTC, foreign regulators, and the various exchanges and SROs, of which IB companies are members, have passed numerous new AML and customer due diligence rules. Significant criminal and civil penalties can be imposed for violations of the Patriot Act, and significant fines and regulatory penalties for violations of other governmental and SRO AML rules.

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

Business Continuity Planning

        Federal regulators and industry self-regulatory organizations have passed a series of rules in the past several years requiring regulated firms to maintain business continuity plans that describe what actions firms would take in the event of a disaster (such as a fire, natural disaster or terrorist incident) that might significantly disrupt operations. IB has developed business continuity plans that describe steps that the firm and its employees would take in the event of various scenarios. The firm has built a backup site for certain key operations at its Chicago facilities that would be utilized in the event of a significant outage at the firm's Greenwich headquarters. In addition, the firm has strengthened the infrastructure at its Greenwich headquarters and has built redundancy of systems so that certain operations can be handled from multiple offices. The firm continually evaluates opportunities to further its business continuity planning efforts.

Foreign Regulation

        Our international subsidiaries are subject to extensive regulation in the various jurisdictions where they have operations. The most significant of our international subsidiaries are: THE, registered to do business in Switzerland as a securities dealer; THSHK, registered to do business in Hong Kong as a securities dealer; THA, registered to do business in Australia as a securities dealer and futures broker; IBUK, registered to do business in the U.K. as a broker; IBC and THC, registered to do business in Canada as an investment dealer and securities dealer, respectively; IBI, registered to do business as a stock broker and IBSJ, registered as a Financial Instruments Firm with the Kanto Regional Finance Bureau and the Financial Supervisory Agency.

        As with those U.S. subsidiaries subject to FINRA rules, the ability of our regulated U.K. subsidiary, IBUK, to pay dividends or make capital distributions may be impaired due to applicable capital requirements. IBUK is subject to "consolidated" regulation, in addition to being subject to regulation on a legal entity basis. Consolidated regulation impacts the regulated entity and its parent holding companies in the United Kingdom, including the regulated entity's ability to pay dividends or distribute capital.

        IBUK is also subject to regulations regarding changes in control similar to those described above under "Overview." Under Financial Services Authority ("FSA") rules, regulated entities must obtain prior approval for any transaction resulting in a change in control of a regulated entity. Under applicable FSA rules, control is broadly defined as a 10% interest in the regulated entity or its parent or otherwise exercising significant influence over the management of the regulated entity. As a result of these regulations, our future efforts to sell shares or raise additional capital may be delayed or prohibited by the FSA.

        In Hong Kong, the Securities and Futures Commission ("SFC") regulates our subsidiary, THSHK, as a securities dealer. The compliance requirements of the SFC include, among other things, net capital requirements and stockholders' equity requirements. The SFC regulates the activities of the officers, directors, employees and other persons affiliated with THSHK and requires the registration of such persons.

        In Canada, both THC and IBC are subject to the Investment Industry Regulatory Organization of Canada ("IROC") risk adjusted capital requirement. In Switzerland, THE is subject to the Swiss National Bank eligible equity requirement. In Australia, THA is subject to the Australian Stock Exchange liquid capital requirement.

        In India, IBI is subject to the National Stock Exchange and Bombay Stock Exchange capital requirements. In Japan, IBSJ is subject to the Financial Supervisory Agency, the Osaka Securities Exchange and the Tokyo Stock Exchange capital requirements.

Executive Officers and Directors of Interactive Brokers Group

        The following table sets forth the names, ages and positions of our current directors and executive officers.

Name	Age	Position
Thomas Peterffy	65	Chairman of the Board of Directors, Chief Executive Officer and President
Earl H. Nemser	62	Vice Chairman and Director
Paul J. Brody	49	Chief Financial Officer, Treasurer, Secretary and Director
Thomas A. Frank	54	Executive Vice President and Chief Information Officer
Milan Galik	43	Senior Vice President, Software Development and Director
Lawrence E. Harris	53	Director
Hans R. Stoll	70	Director
Ivers W. Riley	77	Director
Robert Trudeau	41	Director

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

        Lawrence E. Harris.    Dr. Harris has been a director since July 2007. He is a professor of Finance and Business Economics at the University of Southern California, where he holds the Fred V. Keenan Chair in Finance at the Marshall School of Business. Dr. Harris also serves as a director of the Clipper Fund and as the research coordinator of the Institute for Quantitative Research in Finance. Dr. Harris formerly served as Chief Economist of the U.S. Securities and Exchange Commission. Dr. Harris received his Ph.D. in Economics from the University of Chicago, where he examined price-volume relations in securities markets. He is an expert in the economics of securities market microstructure and the uses of transactions data in financial research. He has written extensively about trading rules, transaction costs, index markets, and market regulation. Dr. Harris is also the author of the widely respected textbook "Trading and Exchanges: Market Microstructure for Practitioners."

        Hans R. Stoll.    Dr. Stoll has been a director since April 2008. Dr. Stoll has been The Anne Marie and Thomas B. Walker, Jr., Professor of Finance and Director of the Financial Markets Research Center at the Owen Graduate School of Management, Vanderbilt University since 1980. Dr. Stoll has published several books and more than 60 articles on numerous securities and finance related subjects. His book, "Futures and Options" with Robert Whaley, appeared in 1992. Dr. Stoll served as a member of the board of directors of the Options Clearing Corporation from 2005 to 2008. He has been President of the American Finance Association. Dr. Stoll received his A.B. degree from Swarthmore College in 1961 and his M.B.A. and Ph.D. degrees from the Graduate School of Business of the University of Chicago in 1963 and 1966, respectively.

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

        Robert W. Trudeau.    Mr. Trudeau has been a director since September 2009. He has been a General Partner of Technology Crossover Ventures ("TCV") since 2005. He is the head of TCV's Financial Technology Sector. Prior to joining TCV, he served as a Principal of General Atlantic Partners from 2003 to 2005, Managing Director of iFormation Group from 2000 to 2002 and Manager at The Boston Consulting Group from 1995 to 2000. He earned his M.B.A. from The University of Western Ontario in 1995 and his B.A.H. degree from Queens University in 1991. He currently serves on the Boards of Risk Metrics Group, Inc., MarketAxess Holdings Inc., FxAll, RJ O'Brien and Trading Screen.

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

        Thomas Peterffy, our founder, Chairman and Chief Executive Officer, and his affiliates beneficially own approximately 85% of the economic interests and all of the voting interests in IBG Holdings LLC, which owns all of our Class B common stock, representing approximately 89.5% of the combined voting power of all classes of our voting stock. As a result, Mr. Peterffy has the ability to elect all of the members of our board of directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, material expansions or contractions of our business, entry into new lines of business, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on our common stock. In addition, Mr. Peterffy is able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could discourage potential takeover attempts that other stockholders may favor and could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and this may adversely affect the market price of our common stock.

        Moreover, because of Mr. Peterffy's substantial ownership, we are eligible to be and are, treated as a "controlled company" for purposes of the NASDAQ Marketplace Rules. As a result, we are not be required by NASDAQ to have a majority of independent directors or to maintain Compensation and Nominating and Corporate Governance Committees composed entirely of independent directors to continue to list the shares of our common stock on The NASDAQ Global Select Market ("NASDAQ GS"). Our Compensation Committee is comprised of Messrs. Thomas Peterffy (Chairman of the Compensation Committee) and Earl H. Nemser (our Vice Chairman). Mr. Peterffy's membership on the Compensation Committee may give rise to conflicts of interests in that Mr. Peterffy is able to influence all matters relating to executive compensation, including his own compensation.

We are dependent on IBG LLC to distribute cash to us in amounts sufficient to pay our tax liabilities and other expenses.

        We are a holding company and our primary assets are our approximately 10.5% equity interest in IBG LLC and our controlling interest and related rights as the sole managing member of IBG LLC and, as such, we operate and control all of the business and affairs of IBG LLC and are able to consolidate IBG LLC's financial results into our financial statements. We have no independent means of generating revenues. IBG LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, its taxable income is allocated on a pro rata basis to IBG Holdings LLC and us. Accordingly, we incur income taxes on our proportionate share of the net taxable income of IBG LLC, and also incur expenses related to our operations. We intend to cause IBG LLC to distribute cash to its members in amounts at least equal to that necessary to cover their tax liabilities, if any, with respect to the earnings of IBG LLC. To the extent we need funds to pay such taxes, or for any other purpose, and IBG LLC is unable to provide such funds, it could have a material adverse effect on our business, financial condition or results of operations.

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

        As a result of the IPO, the increase in the tax basis attributable to our interest in IBG LLC is $0.95 billion. The tax savings that we would actually realize as a result of this increase in tax basis likely would be significantly less than this amount multiplied by our effective tax rate due to a number of factors, including the allocation of a portion of the increase in tax basis to foreign or non-depreciable fixed assets, the impact of the increase in the tax basis on our ability to use foreign tax credits and the rules relating to the amortization of intangible assets, for example. Based on current facts and assumptions, including that subsequent purchases of IBG LLC interests will occur in fully taxable transactions, the potential tax basis increase resulting from the initial and future purchases of the IBG LLC interests held by IBG Holdings LLC could be as much as $2.22 billion. The tax receivable agreement requires 85% of such tax savings, if any, to be paid to IBG Holdings LLC, with the balance to be retained by us. The actual increase in tax basis depends, among other factors, upon the price of shares of our common stock at the time of the purchase and the extent to which such purchases are taxable and, as a result, could differ materially from this amount. Our ability to achieve benefits from any such increase, and the amount of the payments to be made under the tax receivable agreement, depends upon a number of factors, as discussed above, including the timing and amount of our future income.

        The tax basis of $2.22 billion assumes that (a) all remaining IBG LLC membership interests held by IBG Holdings LLC are purchased by the Company and (b) such purchases in the future are made at prices that reflect the closing share price at December 31, 2009. In order to have a $2.22 billion tax basis, the offering price per share of Class A common stock in such future public offering will need to exceed the then current cost basis per share of Class A common stock by approximately $5.42.

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

        As of December 31, 2009, our total indebtedness (consisting of the aggregate amounts outstanding under senior notes, senior secured revolving credit facility and short-term borrowings) was approximately $526.6 million. On May 19, 2009, IBG LLC entered into a new $100 million one-year senior secured revolving credit facility with a syndicate of banks, which replaced an expiring $300 million three-year senior secured revolving credit facility. IBG LLC is the sole borrower under this credit facility, which is required to be guaranteed by IBG LLC's domestic non-regulated subsidiaries (currently there are no such entities). In addition, subject to restrictions in our senior secured revolving credit facility and our senior notes, we may incur additional first-priority secured borrowings under the senior secured revolving credit facility.

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

        A more detailed discussion of the restrictions contained in our senior secured revolving credit facility can be found in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K. A failure to comply with the restrictions contained in the senior secured revolving credit facility could lead to an event of default, which could result in an acceleration of our indebtedness. Such an acceleration would constitute an event of default under our senior notes. A failure to comply with the restrictions in our senior notes could result in an event of default under our senior notes. Our future operating results may not be sufficient to enable compliance with the covenants in the senior secured revolving credit facility, our senior notes or other indebtedness or to remedy any such default. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to refinance our indebtedness or make any accelerated payments, including those under the senior notes. In addition, we may not be able to obtain new financing. Even if we were able to obtain new financing, we would not be able to guarantee that the new financing would be on commercially reasonable terms or terms that would be acceptable to us. If we default on our indebtedness, our business financial condition and results of operation could be materially and adversely affected.

Future sales of our common stock in the public market could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.

        The members of IBG Holdings LLC have the right to cause the redemption of their IBG Holdings LLC membership interests over time in connection with offerings of shares of our common stock. We intend to sell additional shares of common stock in subsequent public offerings on a regular basis, including annual offerings of our common stock to finance future purchases of IBG LLC membership interests which, in turn, will finance corresponding redemptions of IBG Holdings LLC membership interests. These annual offerings and related transactions are anticipated to occur on or about each of the first eight years following the IPO and, depending on the timing of redemptions, possibly extend into the future in accordance with an exchange agreement among us, IBG LLC, IBG Holdings LLC and the historical members of IBG LLC. The size and occurrence of these offerings may be affected by market conditions. We may also issue additional shares of common stock or convertible debt securities to finance future acquisitions or business combinations. We currently have approximately 42.0 million outstanding shares of common stock. Assuming no anti dilution adjustments based on combinations or divisions of our common stock, the annual offerings referred to above could result in the issuance by us of up to an additional approximately 356.6 million shares of common stock. It is possible, however, that such shares could be issued in one or a few large transactions.

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

        Specialists and designated market makers are granted certain rights and have certain obligations to "make a market" in a particular security. They agree to specific obligations to maintain a fair and orderly market. In acting as a specialist or designated market maker, we are subjected to a high degree of risk by having to support an orderly market. In this role, we may at times be required to make trades that adversely affect our profitability. In addition, we may at times be unable to trade for our own account in circumstances in which it may be to our advantage to trade, and we may be obligated to act as a principal when buyers or sellers outnumber each other. In those instances, we may take a position counter to the market, buying or selling securities to support an orderly market. Additionally, the rules of the markets which govern our activities as a specialist or designated market maker are subject to change. If these rules are made more stringent, our trading revenues and profits as specialist or designated market maker could be adversely affected.

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

        The securities and derivatives businesses are heavily regulated. Firms in financial service industries have been subject to an increasingly regulated environment over recent years, and penalties and fines sought by regulatory authorities have increased accordingly. This regulatory and enforcement environment has created uncertainty with respect to various types of transactions that historically had been entered into by financial services firms and that were generally believed to be permissible and appropriate. Our broker-dealer subsidiaries are subject to regulations in the United States and abroad covering all aspects of their business. Regulatory bodies include, in the United States, the SEC, FINRA, the Board of Governors of the Federal Reserve System, the Chicago Board Options Exchange, the Chicago Mercantile Exchange, the Commodity Futures Trading Commission, and the National Futures Association; in Switzerland, the Federal Banking Commission; in the United Kingdom, the Financial Services Authority; in Hong Kong, the Securities and Futures Commission; in Australia, the Australian Securities and Investment Commission; in India, the Securities and Exchange Board of India; and in Canada, the Investment Industry Regulatory Organization of Canada and various Canadian securities commissions; in Japan, the Financial Supervisory Agency and the Japan Securities Dealers Association. Our mode of operation and profitability may be directly affected by additional legislation changes in rules promulgated by various domestic and foreign government agencies and self-regulatory organizations that oversee our businesses, and changes in the interpretation or enforcement of existing laws and rules, including the potential imposition of transaction taxes. Noncompliance with applicable laws or regulations could result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market or the revocation or limitation of licenses. Noncompliance with applicable laws or regulations could adversely affect our reputation, prospects, revenues and earnings. In addition, changes in current laws or regulations or in governmental policies could adversely affect our operations, revenues and earnings.

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

        As certain of our subsidiaries are members of FINRA, we are subject to certain regulations regarding changes in control of our ownership. FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a change in control of a member firm. FINRA defines control as ownership of 25% or more of the firm's equity by a single entity or person and would include a change in control of a parent company. Interactive Brokers (U.K.) Limited is subject to similar change in control regulations promulgated by the FSA in the United Kingdom. As a result of these regulations, our future efforts to sell shares or raise additional capital may be delayed or prohibited. We may be subject to similar restrictions in other jurisdictions in which we operate.

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

        During 2009, approximately 32% of our net revenues were generated outside the United States. We are exposed to risks and uncertainties inherent in doing business in international markets, particularly in the heavily regulated brokerage industry. Such risks and uncertainties include political, economic and financial instability; unexpected changes in regulatory requirements, tariffs and other trade barriers; exchange rate fluctuations; applicable currency controls; and difficulties in staffing, including reliance on newly hired local experts, and managing foreign operations. These risks could cause a material adverse effect on our business, financial condition or results of operations.

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

        In our market making activities, we compete with other firms based on our ability to provide liquidity at competitive prices and to attract order flow. These firms include registered market makers as well as high frequency trading firms ("HFTs") that act as market makers. Both types of competitors range from sole proprietors with very limited resources to a few highly sophisticated groups which have substantially greater financial and other resources, including research and development personnel, than we do. These larger and better capitalized competitors may be better able to respond to changes in the market making industry, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. HFTs have certain advantages over bona fide market making firms that may allow them to trade ahead of and more cheaply than registered market makers at some exchanges. We may not be able to compete effectively against HFTs or market makers with greater financial resources, and our failure to do so could materially and adversely affect our business, financial condition and results of operations. As in the past, we may in the future face enhanced competition, resulting in narrowing bid/offer spreads in the marketplace that may adversely impact our financial performance. This is especially likely if HFTs continue to receive advantages in capturing order flow or if others can acquire systems that enable them to predict markets or process trades more efficiently than we can.

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

        We are exposed to substantial risks of liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, the CFTC, the Federal Reserve, state securities regulators, the self-regulatory organizations and foreign regulatory agencies. We are also subject to the risk of litigation and claims that may be without merit. We could incur significant legal expenses in defending ourselves against and resolving lawsuits or claims. An adverse resolution of any future lawsuits or claims against us could result in a negative perception of our company and cause the market price of our common stock to decline or otherwise have an adverse effect on our business, financial condition and/or operating results. See Part I, Item 3, "Legal Proceedings and Regulatory Matters."

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

        Critical issues concerning the commercial use of the Internet, such as ease of access, security, privacy, reliability, cost, and quality of service, remain unresolved and may adversely impact the growth of Internet use. If Internet usage continues to increase rapidly, the Internet infrastructure may not be able to support the demands placed on it by this growth, and its performance and reliability may decline. The recent growth in Internet traffic has caused frequent periods of decreased performance, outages and delays. Although our larger institutional customers use leased data lines to communicate with us, our ability to increase the speed with which we provide services to consumers and to increase the scope and quality of such services is limited by and dependent upon the speed and reliability of our customers' access to the Internet, which is beyond our control. If periods of decreased performance, outages or delays on the Internet occur frequently or other critical issues concerning the Internet are not resolved, overall Internet usage or usage of our web based products could increase more slowly or decline, which would cause our business, results of operations and financial condition to be materially and adversely affected.

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

        Over the past several years we entered into market making for forex-based products. This includes the trading of cash in foreign currencies with banks and exchange-listed futures, options on futures, options on cash deposits and currency-based ETFs. All of the risks that pertain to our market making activities in equity-based products also apply to our forex-based market making. In addition, we have comparatively less experience in the forex markets and even though we are expanding this activity slowly, any kind of unexpected event can occur that can result in great financial loss.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters are located in Greenwich, Connecticut. We also lease facilities in 14 other locations throughout parts of the world where we conduct our operations as set forth below. Unless otherwise indicated, all properties are used by both our market making and electronic brokerage segments. We believe our present facilities, together with our current options to extend lease terms, are adequate for our current needs.

        The following table sets forth certain information with respect to our leased facilities:

Location	Space	Expiring In	Principal Usage
Greenwich, CT	107,431 sq. feet	2019	Headquarters and data center
Jersey City, NJ	5,876 sq. feet	2011	Office space
Chicago, IL	62,446 sq. feet	2017	Office space and data center
Washington, D.C.	440 sq. feet	2011	Office space
Montreal, Canada	4,566 sq. feet	2014	Office space
London, United Kingdom	2,283 sq. feet	2015	Office space
Zug, Switzerland	23,026 sq. feet	2012	Office space and data center
Sydney, Australia	2,623 sq. feet	2014	Office space
Hong Kong	5,611 sq. feet	2012	Office space and data center
Budapest, Hungary	4,297 sq. feet	2010	Office space
St. Petersburg, Russia	2,563 sq. feet	2010	Office space
Tallinn, Estonia	3,638 sq. feet	2010	Office space
Mumbai, India	1,665 sq. feet	2012	Office space
Tokyo, Japan	2,160 sq. feet	2010	Office space
Shanghai, China	2,177 sq. feet	2011	Office space

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

Trading Technologies Matter

        On February 3, 2010, Trading Technologies International, Inc. ("Trading Technologies") filed a complaint, in the United States District Court for the Northern District of Illinois Eastern Division, against Interactive Brokers Group, Inc., IBG LLC, IBG Holdings LLC, and Interactive Brokers LLC ("Defendants") for direct and indirect infringement of five U.S. patents owned by Trading Technologies. The plaintiffs are seeking, among other things, damages and injunctive relief. It is not possible at this time to accurately estimate the possible loss, if any. We believe we have meritorious defenses to the allegations made in the complaint and intend to defend ourselves vigorously against them.

Pending Regulatory Inquiries

        IB's businesses are heavily regulated by state, federal and foreign regulatory agencies as well as numerous exchanges and self-regulatory organizations. IB's various companies are regulated under state securities laws, U.S. and foreign securities, commodities and financial services laws and under the rules of more than 25 exchanges and SROs. In the current era of dramatically heightened regulatory scrutiny of financial institutions, IB has incurred sharply increased compliance costs, along with the industry as a whole. Increased regulation also creates increased barriers to entry, however, and IB has built human and automated infrastructure to handle increased regulatory scrutiny, which provides IB an advantage over potential newcomers to the business.

        IB receives hundreds of regulatory inquiries each year in addition to being subject to frequent regulatory examinations. The great majority of these inquiries do not lead to fines or any further action against IB. Most often, regulators do not inform IB as to when and if an inquiry has been concluded. IB is currently the subject of regulatory inquiries regarding topics such as order audit trail reporting, trade reporting, short sales, market making obligations, anti-money laundering, business continuity planning and other topics of recent regulatory interest. There are no formal regulatory enforcement actions pending against IB's regulated entities, except as specifically disclosed herein and IB is unaware of any specific regulatory matter that, itself, or together with similar regulatory matters, would have a material impact on IB's financial condition. Nonetheless, in the current climate, we expect to pay significant regulatory fines on various topics on an ongoing basis, as other regulated financial services businesses do. The amount of any fines, and when and if they will be incurred, is impossible to predict given the nature of the regulatory process.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of stockholders during the fourth quarter of 2009.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

        The following table shows the high and low sale prices for the periods indicated for the Company's common stock, as reported by NASDAQ.

	Sales Price
	High	Low
2008
First Quarter	$35.47	$25.37
Second Quarter	$34.83	$25.90
Third Quarter	$33.96	$19.32
Fourth Quarter	$23.58	$13.10
2009
First Quarter	$19.41	$12.89
Second Quarter	$17.42	$13.89
Third Quarter	$20.06	$15.00
Fourth Quarter	$20.93	$16.01
2010
YTD—Through February 25, 2010	$17.75	$15.80

        The closing price of our common stock on February 25, 2010, as reported by NASDAQ, was $16.97 per share.

Holders

        On February 25, 2010, there were two holders of record, which does not reflect those shares held beneficially or those shares held in "street" name. Accordingly, the number of beneficial owners of our common stock exceeds this number.

Dividends and Other Restrictions

        No dividends have been paid on our common stock. We have made no determination as to whether to pay any dividends on our common stock in the foreseeable future. Restrictions contained in our loan agreements limit our ability to pay dividends on our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Stockholder Return Performance Graph

        The following graph compares cumulative total stockholder return on our common stock, the S&P 500 Index and the NASDAQ Financial-100 Index from May 4, 2007 to December 31, 2009. The comparison assumes $100 was invested on January 1, 2009 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes. We have paid no dividends on our common stock.

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

        The stock performance depicted in the graph above is not to be relied upon as indicative of future performance. The stock performance graph shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the same by reference, nor shall it be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulations 14A or 14C or to the liabilities of Section 18 of the Exchange Act.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information about shares of common stock available for future awards under all of the Company's equity compensation plans as of December 31, 2009. The Company has not made grants of common stock outside of its equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	N/A	N/A	2,665,714
Equity compensation plans not approved by security holders	N/A	N/A	—
Total	—	—	2,665,714

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

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables set forth selected historical consolidated financial and other data of IBG LLC as of and for the years ended December 31, 2005, and 2006, prior to the IPO. The historical financial and other data of IBG, Inc., the public company, is presented for the years ended, and as of, December 31, 2007, 2008 and 2009.

        On May 3, 2007, IBG, Inc. priced its initial public offering of shares of Common Stock. In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC, became the sole managing member for IBG LLC and began to consolidate IBG LLC's financial results into its financial statements. The consolidated statement of income data for the periods presented reflect the consolidated operating results of IBG LLC and its subsidiaries prior to May 4, 2007 and reflect the consolidated operating results of IBG, Inc. and its subsidiaries from May 4, 2007 through December 31, 2007. This represents 100% of the earnings prior to our IPO and actual earnings attributable to IBG, Inc. following the IPO. The consolidated statement of financial condition data as of December 31, 2006 reflects the audited condensed consolidated statement of financial condition of IBG LLC and its subsidiaries, and the consolidated statements of financial condition data as of December 31, 2007 and 2008 reflect the audited condensed consolidated statement of financial condition of IBG, Inc. and its subsidiaries.

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

        The following selected historical consolidated financial and other data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of

Operations," and the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
		(in millions, except share and per share data)
Consolidated Statement of Income Data:
Revenues:
Trading gains	$633.9	$1,304.0	$888.1	$805.1	$640.4
Commissions and execution fees	353.0	359.5	261.1	174.4	132.1
Interest income	121.6	437.2	782.2	672.1	273.2
Other income	61.3	81.7	92.2	85.2	53.4

Total revenues	1,169.8	2,182.4	2,023.6	1,736.8	1,099.1
Interest expense	69.5	332.0	555.2	484.4	170.0

Total net revenues	1,100.3	1,850.4	1,468.4	1,252.4	929.1

Non-interest expenses:
Execution and clearing	273.2	322.7	335.7	313.3	215.0
Employee compensation and benefits	175.8	158.0	118.8	110.1	90.2
Occupancy, depreciation and amortization	40.4	37.7	26.5	22.7	20.4
Communications	22.8	18.7	14.9	12.6	10.4
General and administrative	43.6	63.3	40.7	32.1	23.8

Total non-interest expenses	555.8	600.4	536.6	490.8	359.8

Income before income taxes	$544.5	$1,250.0	$931.8	$761.6	$569.3

        ACTUAL:    The following actual information relating to IBG LLC and IBG, Inc. is presented in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). See Note 4 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

	Actual	Actual	Actual	Actual	Actual
Income tax expense	54.4	128.4	63.0	27.4	33.8

Net Income	490.1	1,121.6	868.8	734.2	535.5
Less Income attributable to non-controlling interests	453.9	1,028.6	568.3	0.0	0.0

Net income available for common stockholders	$36.2	$93.0	$300.5	$734.2	$535.5

Earnings per share
Basic	$0.88	$2.30	$1.20

Diluted	$0.87	$2.24	$1.16

        PRO FORMA:    Certain pro forma information with respect to the periods described above is presented below. Information for the year ended December 31, 2007 is presented as if we had been a public company for the entire period. For a full reconciliation between U.S. GAAP and pro forma presentations, see Part II, Item 8 "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

	2009 Actual	2008 Actual	2007 Pro Forma
Income tax expense(1)(2)	54.4	128.4	71.2

Net income(1)(3)	490.1	1,121.6	860.6
Less Income attributable to non-controlling interests(3)(4)	453.9	1,028.6	794.6

Net income available for common stockholders(3)	$36.2	$93.0	$66.0

Earnings per share(5)
Basic	$0.88	$2.30	$1.64

Diluted	$0.87	$2.24	$1.59

Weighted average common shares outstanding
Basic	40,973,290	40,434,273	40,142,474
Diluted	41,799,489	41,461,018	41,327,844

(1)
The income tax adjustment of $25.2 for the year ended December 31, 2007 represents the sum of the current income tax expense and the deferred income tax expense adjustments for this period (referenced in footnote 2 below).

(2)
Additional deferred income tax expense will be $25.4 million annually, resulting from the straight-line amortization of the deferred tax asset of $380.8 million arising from the acquisition of the 10.0% member interest in IBG LLC (see footnote 1 above) over 15 years.

(3)
Adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, now a sub-topic within ASC 810, Consolidation, as of January 1, 2009 required the Company to report non-controlling interests in subsidiaries (formerly reported as "minority interests"). ASC 810 also required changes in presentation and retrospective disclosure of non-controlling interests in the statements of income for all periods presented. Net income attributable to non-controlling interests in subsidiaries of IBG LLC, which is collectively immaterial, has been reclassified from other income to net income attributable to non-controlling interests for all periods presented.

(4)
Adjusted for the approximate 89.7% interest in IBG LLC that IBG Holdings LLC holds arising from the Recapitalization and the IPO, including initial share distributions pursuant to employee equity incentive plans (see footnote 5 below). The adjustments are equal to approximately 89.7% of total net income for the periods presented.

(5)
Pro forma earnings per share calculations (i) include the restricted shares of Common Stock that have been distributed or are to be distributed pursuant to the 2007 ROI Unit Stock Plan and distribution of restricted shares of Common Stock pursuant to the 2007 Stock Incentive Plan, but (ii) exclude shares of Common Stock that are distributable in the future pursuant to the 2007 Stock Incentive Plan.

Basic pro forma earnings per share are calculated based on 40.1 million shares of Common Stock and 100 shares of Class B common stock being outstanding, including 0.1 million shares distributed pursuant to the 2007 Stock Incentive Plan.

Diluted weighted average common shares outstanding of 41.3 million shares also includes 1.2 million shares of Common Stock to be distributed pursuant to the 2007 ROI Unit Stock Plan. Shares of Common Stock to be distributed in connection with the 2007 Stock Incentive Plan have been excluded from diluted weighted average common shares outstanding because such shares are non-dilutive.

	Year Ended December 31,
	2009	2008	2007	2006	2005
		(in millions)
Cash, cash equivalents and short-term investments(1)	$7,948.5	$6,651.4	$5,789.3	$3,878.8	$2,741.9
Total assets(2)(3)	26,605.6	28,356.6	34,542.1	32,080.5	24,292.2
Total liabilities(3)	21,728.5	23,948.5	30,968.3	29,278.6	22,118.0
Non-controlling interests(4)	4,302.2	3,894.2	3,165.4	2,801.9	2,174.2
Stockholders' equity	574.9	513.9	408.4

(1)
Cash, cash equivalents and short-term investments represent cash and cash equivalents, cash and securities segregated under federal and other regulations, short-term investments, U.S. and foreign government obligations and securities purchased under agreements to resell.

(2)
At December 31, 2009, approximately $26.13 billion, or 98.2%, of total assets were considered to be liquid and consisted primarily of marketable securities and collateralized receivables.

(3)
As a result of our acquisition from IBG Holdings LLC of IBG LLC membership interests, we received not only an interest in IBG LLC but also, for federal income tax purposes, a step-up to the federal income tax basis of the assets of IBG LLC underlying such additional interest. This increased tax basis is expected to result in tax benefits as a result of increased amortization deductions. We will retain 15% of the tax benefits actually realized. As set forth in the tax receivable agreement we entered into with IBG Holdings LLC, we will pay the remaining 85% of the realized tax benefits relating to any applicable tax year to IBG Holdings LLC. The deferred tax asset was $333.3 million, $351.6 million and $369.7 million and the corresponding payable to IBG Holdings LLC was $299.0 million, $313.8 million and $323.7 million at December 31, 2009, 2008 and 2007, respectively.

(4)
Adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, now a sub-topic within ASC 810, Consolidation, as of January 1, 2009 required the Company to report non-controlling interests in subsidiaries (formerly reported as "minority interests") as a separate component of equity in the current period and had the retrospective effect of increasing reported equity in the consolidated statement of financial position by $3,894.2, $3,165.4 million, $2,801.9 and $2,174.2 million as of December 31, 2008, 2007, 2006 and 2005, respectively. Accordingly, the above condensed consolidated statements of financial condition are presented as if ASC 810 had been applicable historically.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes in Item 8, included elsewhere in this report. In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K.

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

Overview of Recapitalization Transactions and Our Organizational Structure

        Prior to the IPO, we had historically conducted our business through a limited liability company structure. Our primary assets are our ownership of approximately 10.5% of the membership interests of IBG LLC, the current holding company for our businesses, and our controlling interest and related contractual rights as the sole managing member of IBG LLC. The remaining approximately 89.5% of IBG LLC membership interests are held by IBG Holdings LLC, a holding company that is owned by our founder, Chairman and Chief Executive Officer, Thomas Peterffy, and his affiliates, management and other employees of IBG LLC, and certain other members. The IBG LLC membership interests held by IBG Holdings LLC will be subject to purchase by us over time in connection with offerings by us of shares of our common stock.

        Purchases of IBG LLC membership interests, held by IBG Holdings LLC, by the Company are governed by the Exchange Agreement by and among the Company, IBG Holdings LLC, IBG LLC and the members of IBG LLC, dated as of May 3, 2007 (the "Exchange Agreement"), a copy of the fully executed agreement was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed with the SEC on November 9, 2009. Under the Exchange Agreement, IBG Holdings LLC may request redemption of its membership interests in IBG LLC and the Company is required to use its commercially reasonable efforts to consummate a public offering of a number of shares of Class A common stock approximately equal to the aggregate number of the IBG Holdings LLC membership interests for which redemption has been requested. Upon consummation of such public offering, the Company is required to purchase from IBG Holdings LLC that number of IBG LLC membership interests equal to the aggregate number of the IBG Holdings LLC membership interests subject to redemption, at a purchase price per membership interest equal to the offering price in such public offering. However, under the Exchange Agreement, the Company is not obligated to effect any purchase of the IBG LLC membership interests held by IBG Holdings LLC unless and until the Company has consummated a public offering of a number of shares of Class A common stock approximately equal to the aggregate number of the IBG Holdings LLC membership interests subject to redemption. In both 2008 and 2009, public offerings were not consummated.

        As an alternative, at the option of, and upon mutual agreement of, the Company, IBG Holdings LLC and IBG LLC, instead of, or in addition to, consummating one or more public offerings, redemptions of IBG Holdings LLC membership interests may be effected by using cash on hand at IBG LLC and corresponding redemptions by IBG LLC of its membership interests held by IBG Holdings LLC. This alternative funding method would not impose any obligations on the Company. In 2008 and 2009, some of the IBG Holdings LLC membership interests were, in fact, redeemed using cash from IBG LLC.

Business Segments

        The Company reports its results in two business segments, market making and electronic brokerage. These segments are analyzed separately as we derive our revenues from these two principal business activities as well as allocate resources and assess performance.

  •
  Market Making.  We conduct our market making business through our TH subsidiaries. As one of the largest market makers on many of the world's leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over 600,000 tradable, exchange-listed products. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time. Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, thus minimizing the risk of our portfolio at all times. This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios.

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

Business Environment

        During 2009, we witnessed a significant shift in market conditions that affect our profitability as market makers. Unlike 2008, which was an extraordinary year in the financial markets and during which we posted record profits, the drivers that determine our trading gains shifted away from our favor in 2009.

        These drivers include trading volume, our share of that volume, and the bid/offer spread in the market, the last of which is determined by competition among market participants. These factors, together with other random elements—such as rising or falling volatilities, relationship of implied vs. actual volatilities in the market, currency fluctuations, and the frequency of sudden, large price moves in certain securities that may be correctly foreseen by some traders—will determine our profitability for any period.

        During 2009, bid/offer spreads narrowed substantially, particularly in the U.S, due to the increasing level of competition in the listed options market. This effect was more pronounced earlier in the year and appeared to have leveled off by the end of the year. We believe much of this competition comes from the ever growing presence of high frequency traders (HFTs) in the listed options market. These traders compete with market makers, but receive certain customer preferences on exchanges, in particular, they pay no exchange fees and their orders are given priority over market makers quoting at the same prices. At the end of 2009 and in the beginning of 2010, two large U.S. options exchanges implemented new rules to identify and properly classify HFTs as professionals, thus removing these advantages from them. In addition, HFTs will now be required to pay exchange fees on these exchanges, further leveling the playing field with market makers. While we are not yet able to gauge the full impact of these rules, we anticipate a positive impact on our market share and our ability to interact with customer orders if the rules are fully implemented and effectively enforced.

        Market volatilities descended from the extreme levels witnessed at the end of 2008, though they remained at levels that are favorable for our trading strategies. Generally, we maintain an overall long volatility position, which protects us against a severe market dislocation in either direction and enables us to provide liquidity to buyers in up markets and sellers in down markets. When volatility rose to unusually high levels, as a protective measure we chose to curtail our long volatility position, which resulted in fewer trading opportunities for us. However, in the second half of 2009, we were able to re-establish our long volatility strategy. When we are long volatility, the ratio of actual to implied volatility is more meaningful to our results. A higher ratio is generally favorable, while a lower ratio generally has a negative effect on our trading gains, due to the resulting high cost of hedging our positions. During 2009, this ratio fell to an average of approximately 77% from an average of 107% in 2008.

        The electronic brokerage segment is primarily driven by growth in customer trading volumes, which are impacted by trends in volatility levels and global trade volumes, and to a lesser extent by market prices. The majority of our customer base is comprised of experienced, professional traders who have shown greater resilience to severe market swings than average retail investors. Our customer accounts continue to grow and activity levels of cleared customers, which generate direct revenues for the brokerage segment, remain healthy.

        According to data received from exchanges worldwide, volumes in exchange-listed equity-based options increased in 2009 by approximately 1% in the U.S. and 3% globally, compared to 2008. While investors are more cautious than they were prior to the market turmoil in 2008, we believe the growth of the "equity culture" will continue and will have a long-term positive effect on trading volumes.

        During 2009 we accounted for approximately 10.9% of the exchange-listed equity based options (including options on ETFs and stock index products) volume traded worldwide and approximately 13.6% of exchange-listed equity based options volume traded in the U.S. This compares to approximately 13.2% of the exchange-listed equity based options volume traded worldwide and approximately 16.5% of the exchange-listed equity based options volume traded in the U.S. in 2008. The decrease in our market share can be attributed to our reduced participation in low priced / high volatility stocks, which are not ideal for our option pricing model, an increase in trading by HFTs, which by virtue of their priority over us, has been taking a larger share of the listed option volume, and the fact that many high volume options are now quoted so tightly, often a penny wide, that we are no longer on both the best bid and offer in every option. See the tables on pages 58 - 59 of this Annual report on Form 10-K for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

        In September 2009, the SEC approved an expansion of the Penny Pilot program. The program was first introduced in February 2007 to cover 13 classes of options and has since been extended to cover 63 options classes that account for over 50% of U.S. options volume. Options in the pilot program trade in minimum increments of one cent, rather than the five and ten cent increments quoted in other option classes. This most recent SEC approval will extend the proposed pilot through December 31, 2010 and add an additional 300 issues to the penny quoted classes, for a total of 363 issues representing 85% of U.S. options volume. The additional options classes will be phased in on a quarterly basis. The first 75 additional classes being quoted in pennies began in October 2009. The effect of this expansion on our results is difficult to estimate at this time, as it will depend on the increase in trading volumes due to tighter bid/offer spreads relative to the increase in our market maker share as a result of new exchange rules to classify HFTs as professional customers.

        Certain other potential regulatory changes are currently being reviewed and publicly debated, such as permanent adoption of regulations to curb abusive short selling of stocks, measures to increase transparency of the securities lending markets and a proposal to ban naked sponsored access on exchanges. If passed, these changes may impact our business.

        We generally take the view that in a more efficient and more transparent market through our emphasis on building technology we can provide better service to our customers and share in the benefit. Accordingly, we see these developments as, on balance, positive.

Financial Overview

        Diluted earnings per share were $0.87 for year ended December 31, 2009. The calculation of diluted earnings per share is detailed in Note 4, "Initial Public Offering and Recapitalization," to the audited consolidated financial statements, in Part II, Item 8 of this Annual Report on Form 10-K. Diluted earnings per share were $2.24 for the year ended December 31, 2008.

        For the year ended December 31, 2009, our net revenues were $1,100.3 million and income before income taxes was $544.5 million, compared to net revenues of $1,850.4 million and income before income taxes of $1,250.0 million for 2008. Compared to 2008, trading gains decreased 51% in 2009, commissions and execution fees decreased by 2% and net interest income decreased 50%. Our pre-tax margin for the year ended December 31, 2009 was 50%, compared to 68% for 2008.

        During the year ended December 31, 2009, income before income taxes in our market making segment decreased 68%, compared with 2008. Trading gains were hampered by increased competition from high frequency traders and the continued tightening of bid/offer spreads in the market. Pre-tax margin decreased to 53% in 2009 compared to 77% in 2008.

        During the year ended December 31, 2009, income before income taxes in our electronic brokerage segment grew 3% compared to 2008. A 6% decrease in net revenues was offset by a 14% decrease in non interest expenses. The decrease in net revenues was driven by a 27% decline in net interest income, as lower interest rates had a negative impact on interest earned on customer cash balances. Pre-tax margin increased from 44% to 49% in the same time periods. For the year ended December 31, 2009 commission and execution fees were down 2% as compared to same period in 2008. Total Daily Average Revenue Trades ("DARTs") for cleared and execution-only customers decreased 3% to 347,000 during the year ended December 31, 2009, compared to 357,000 during the year ended December 31, 2008.

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

        The following two tables present net revenues and income before income taxes for each of our business segments for the periods indicated.

        Net revenues of each of our business segments and our total net revenues are summarized below:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Market making	$626.4	$1,343.5	$1,031.2
Electronic brokerage	474.4	505.8	425.2
Corporate(1)	(0.5)	1.1	12.0

Total	$1,100.3	$1,850.4	$1,468.4

(1)
Corporate includes corporate related activities as well as inter-segment eliminations.

        Income before income taxes of each of our business segments and our total income before income taxes are summarized below:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Market making	$330.8	$1,027.6	$719.8
Electronic brokerage	231.2	224.0	197.9
Corporate(1)	(17.5)	(1.6)	14.1

Total	$544.5	$1,250.0	$931.8

(1)
Corporate includes corporate related activities as well as inter-segment eliminations.

Revenue

  Trading Gains

        Our revenue base is comprised largely of trading gains generated in the normal course of market making. Trading revenues are, in general, proportional to the trading activity in the markets. Our revenue base is highly diversified and comprised of millions of relatively small individual trades of various financial products traded on electronic exchanges, primarily stocks, options and futures. Trading gains accounted for approximately 54%, 60% and 44% of our total revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Trading gains also include translation gains and losses on cash and positions in foreign currency held primarily by our foreign market making subsidiaries as well as revenues from net dividends. Market making activities require us to hold a substantial inventory of equity securities. We derive significant revenues in the form of dividend income from these equity securities. This dividend income is largely offset by dividend expense incurred when we make significant payments in lieu of dividends on short positions in securities in our portfolio. Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record. When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase the stock after the dividend date. Hence, the apparent gains and losses due to these price changes must be taken together with the dividends paid and received, respectively, in order to accurately reflect the results of our market making operations.

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

        Our trading gains are geographically diversified. In 2009, 2008 and 2007, we generated 41%, 53% and 41%, respectively, of our trading gains from operations conducted internationally.

  Commissions and Execution Fees

        We earn commissions and execution fees from our cleared customers for whom we act as executing and clearing brokers and from our non-cleared customers for whom we act as an executing broker only. We have a commission structure that allows customers to choose between an all-inclusive "bundled" rate or an "unbundled" rate that has lower commissions for high volume customers. For "unbundled" commissions, we charge regulatory and exchange fees, at our cost, separately from our commissions, adding transparency to our fee structure. Commissions and execution fees accounted for 30%, 16% and 13% of our total revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

        Our commissions and execution fees are geographically diversified. In 2009, 2008 and 2007 we generated 26%, 23% and 29%, respectively of commissions and execution fees from operations conducted internationally.

  Interest Income and Interest Expense

        We earn interest on customer funds segregated in safekeeping accounts; on customer borrowings on margin, secured by marketable securities these customers hold with us; from our investment in government treasury securities; from borrowing securities in the general course of our market making and brokerage activities, and on bank balances. Interest income accounted for 10%, 20% and 39% of total revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Interest income is partially offset by interest expense.

        We pay interest on cash balances customers hold with us; for cash received from lending securities in the general course of our market making and brokerage activities; and on our borrowings. Interest expense was 6%, 15% and 27% of total revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

        We have automated and integrated our securities lending system with our trading system. As a result, we have been able to tailor our securities lending activity to produce more optimal results when taken together with trading gains (see description under "Trading Gains" above). Our net interest income accounted for approximately 5%, 6% and 15% of our total net revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

  Other Income

        Other income consists primarily of payment for order flow income, market data fee income and mark-to-market gains or losses on non-traded securities (primarily investments in exchanges). Our other income accounted for approximately 5%, 4%, and 5% of our total revenues for each of the years ended December 31, 2009, 2008 and 2007, respectively.

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

  Income Tax Expense

        Historically, our business was operated through a limited liability company that was not subject to U.S. federal and certain state income taxes; our income tax expense consisted primarily of corporate subsidiary taxes, and our net income did not reflect cash distributions to IBG LLC's members to pay their taxes related to their proportionate shares of our net income. Those distributions reduced IBG LLC's members' capital. After the IPO, we became subject to taxes applicable to "C" corporations. As a corporation, we are required to pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage of IBG LLC owned by IBG. Our subsidiaries will continue to be subject to income tax in the respective jurisdictions in which they operate.

Non-controlling Interest

        We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and consolidate IBG LLC's financial results into our financial statements. We hold approximately 10.5% ownership interest in IBG LLC. IBG Holdings LLC is owned by the original members of IBG LLC and holds approximately 89.5% ownership interest in IBG LLC. We reflect IBG Holdings LLC's ownership as a non-controlling interest in our statement of financial condition and statement of income. Our historical results are those of IBG LLC, as our predecessor company. As a result, our net income, after excluding IBG Holdings LLC's non-controlling interest, represents approximately 10.5% of IBG LLC's net income and similarly, outstanding shares of our common stock represent approximately 10.5% of the outstanding membership interests of IBG LLC.

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

        See "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of other risks that may affect our financial condition and results of operations.

Results of Operations

        The tables in the period comparisons below provide summaries of our revenues and expenses. The period-to-period comparisons below of financial results are not necessarily indicative of future results. Historical results of operations are reported as a limited liability company until the IPO and do not include Delaware franchise tax, non-controlling interest, and federal and certain state income taxes. Such items are included in subsequent periods. Therefore the historical results for periods prior to the IPO and subsequent thereto are not comparable. For a pro forma comparison calculated as if the Company had been a public company for the duration of the year ending December 31, 2007 see Part I, Item 6 "Selected Financial Data," of this Annual Report on Form 10-K.

        The following table sets forth our consolidated results of operations for the indicated periods:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Revenues:
Trading gains	$633.9	$1,304.0	$888.1
Commissions and execution fees	353.0	359.5	261.1
Interest income	121.6	437.2	782.2
Other income(1)	61.3	81.7	92.2

Total revenues	1,169.8	2,182.4	2,023.6
Interest expense	69.5	332.0	555.2

Total net revenues	1,100.3	1,850.4	1,468.4

Non-interest expenses:
Execution and clearing	273.2	322.7	335.7
Employee compensation and benefits	175.8	158.0	118.8
Occupancy, depreciation and amortization	40.4	37.7	26.5
Communications	22.8	18.7	14.9
General and administrative	43.6	63.3	40.7

Total non-interest expenses	555.8	600.4	536.6

Income before income taxes	544.5	1,250.0	931.8
Income tax expense	54.4	128.4	63.0

Net Income	490.1	1,121.6	868.8
Less Income attributable to non-controlling interest(1)	453.9	1,028.6	568.3

Net income available for common stockholders(2)	$36.2	$93.0	$300.5

(1)
Adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, now a sub-topic within ASC 810, Consolidation, as of January 1, 2009 required the Company to report non-controlling interests in subsidiaries (formerly reported as "minority interests"). ASC 810 also required changes in presentation and retrospective disclosure of non-controlling interests in the statements of income for all periods presented. Net income attributable to non-controlling interests in subsidiaries of IBG LLC, which is collectively immaterial, has been reclassified from other income to net income attributable to non-controlling interests for all periods presented.

(2)
For calculation of 2007 net income see Note 4 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. For pro forma comparison calculated as if the company had been public for the duration of the year ended December 31, 2007 see Part I, Item 6 "Selected Financial Data," of this Annual Report on Form 10-K.

        The following table sets forth our consolidated results of operations as a percent of our total revenues for the indicated periods:

	Year Ended December 31,
	2009	2008	2007
Revenues:
Trading gains	54.2%	59.8%	43.9%
Commissions and execution fees	30.2%	16.5%	12.9%
Interest income	10.4%	20.0%	38.7%
Other income	5.2%	3.7%	4.5%

Total revenues	100.0%	100.0%	100.0%
Interest expense	5.9%	15.2%	27.4%

Total net revenues	94.1%	84.8%	72.6%

Non-interest expenses:
Execution and clearing	23.4%	14.8%	16.6%
Employee compensation and benefits	15.0%	7.2%	5.9%
Occupancy, depreciation and amortization	3.5%	1.7%	1.3%
Communications	1.9%	0.9%	0.7%
General and administrative	3.7%	2.9%	2.0%

Total non-interest expenses	47.5%	27.5%	26.5%

Income before income taxes	46.5%	57.3%	46.0%
Income tax expense	4.7%	5.9%	3.1%

Net Income	41.9%	51.4%	42.9%
Less Income attributable to non-controlling interest	38.8%	47.1%	28.1%

Net income available for common stockholders	3.1%	4.3%	14.8%

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net Revenues

        Total net revenues for the year ended December 31, 2009 decreased $750.1 million, or 41%, to $1,100.3 million from $1,850.4 million, during the year ended December 31, 2008. Trading volume is one of the most important drivers of revenues and costs for both our market making and electronic brokerage segments. Based on data received from options exchanges worldwide, global equity options volume in 2009 increased approximately 3%, compared to 2008. For the year ended December 31, 2009, options contracts executed by our subsidiaries decreased by 114.4 million, or 15%, to 643.4 million contracts from 757.7 million contracts for the year ended December 31, 2008.

        Trading Gains.    Trading gains for the year ended December 31, 2009 decreased $670.1 million, or 51%, to $633.9 million from $1,304.0 million for the year ended December 31, 2008. As market makers, we provide liquidity by buying from sellers and selling to buyers. During 2009, our market making operations executed 93.6 million trades, a decrease of 8% compared to the number of trades executed in the year ended December 31, 2008. Market making options contract volume in the year ended December 31, 2009 decreased by 17% from the same period in 2008.

        Included in trading gains are net dividends and currency translation gains and losses from market making activities. Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record. When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase stock after the ex-dividend date. Hence, the apparent gains and losses due to these price changes, reflecting the value of dividends paid to shareholders, must be taken together with the dividends paid and received, respectively, in order to accurately reflect the results of our market making operations. As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in foreign currencies. Translation losses of $8.7 million were recognized in the year ended December 31, 2009, on foreign currency balances held by our subsidiaries, compared to translation losses of $56.0 million for the year ended December 31, 2008. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled "Quantitative and Qualitative Disclosures about Market Risk."

        Commissions and Execution Fees.    Commissions and execution fees for the year ended December 31, 2009 decreased $6.5 million, or 2%, to $353.0 million, as compared to the year ended December 31, 2008 This was due to a 23% decrease in futures volume and a 12% decrease in options volume offset, in part, by a 65% increase in stock share volume. Total DARTs for cleared and execution-only customers for the year ended December 31, 2009 decreased 3% to approximately 347,000, compared to approximately 357,000 during the year ended December 31, 2008. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, remained consistent at approximately 316,000, for the years ended December 31, 2009 and 2008, respectively. The number of customer accounts grew by 21% to approximately 134,000 at December 31, 2009, compared to approximately 111,000 at December 31, 2008. Average commission per DART for cleared customers, for the year ended December 31, 2009, increased by 2%, to $4.24, as compared to $4.17 for the year ended December 31, 2008 primarily due to an increase in the average trade sizes across the products our customers traded.

        Interest Income and Interest Expense.    Net interest income (interest income less interest expense) for the year ended December 31, 2009 decreased $53.1 million, or 51%, to $52.1 million, as compared to the year ended December 31, 2008. Net interest income was derived entirely from the electronic brokerage segment during the year ended December 31, 2009. For market making, net interest declined $41.3 million from the same period last year to a net expense of $3.8 million. As a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio. When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income. When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income. The relative interest rates during 2009 resulted in a mix of positions that produced more trading income and less interest income. Average securities borrowed decreased by 16%, to $4.98 billion and average securities loaned decreased by 73%, to $0.85 million, for the year ended December 31, 2009, as market making short stock positions contracted and our strong liquidity position reduced our financing needs in the securities lending markets. Customer cash balances increased by 53%, to $10.59 billion, end-of-period, and customer fully secured margin borrowings increased 108%, to $3.23 billion, end-of-period, at December 31, 2009, as compared to $6.93 billion and $1.55 billion, end-of-period, respectively, at December 31, 2008. Lower interest rates had a negative effect on the net interest income we earned on customer cash balances. The average Fed Funds effective rate dropped approximately 1.76% to 0.16% for the year ended December 31, 2009 as compared to 1.92% for the year ended December 31, 2008. Net interest earned in electronic brokerage decreased $20.7 million, or 27%, to $55.4 million, as compared to the year ended December 31, 2008.

        Other Income.    Other income, for the year ended December 31, 2009, decreased $20.4 million, or 25%, to $61.3 million, as compared to the year ended December 31, 2008. This decrease was primarily attributable to a $13.6 million decrease in payment for order flow income received by our brokerage unit, resulting from increased options volume executed on exchanges using the make-or-take model, where we do not receive payments for order flow, and the expansion of the options penny pricing program in the U.S., which was introduced in February 2007 and extended to 63 options classes in March 2008 and 138 classes in October of 2009, under which payments for order flow are smaller on a per contract basis. Also contributing to other income was a $2.7 million mark-to-market loss on non-trading securities recognized during the year ended December 31, 2009 compared to $8.9 million in mark-to-market gains on non-trading securities recognized during the year ended December 31, 2008 and a decrease of $7.8 million in liquidity rebates earned by our U.S. market making unit. This was partially offset by a $6.0 million increase in market data fee income.

Non-Interest Expenses

        Non-interest expenses, for the year ended December 31, 2009, decreased by $44.6 million, or 7%, to $555.8 million from $600.4 million, during the year ended December 31, 2008. Execution and clearing expenses made up 49% and employee compensation and benefits were 32% of non-interest expenses. As a percentage of total net revenues, non-interest expenses increased to 51% for the year ended December 31, 2009 from 32% during the same period in 2008.

        Execution and Clearing.    Execution and clearing expenses, for the year ended December 31, 2009, decreased $49.5 million, or 15%, to $273.2 million, as compared to the year ended December 31, 2008 primarily due to decreased trading volume across the futures and options markets in which the Group and its customers traded as well as to a shift in volume towards products with lower execution costs or liquidity rebates. Trading volume for options and futures decreased 15% and 24% respectively while stock shares volume increased 35% for the year ended December 31, 2009 compared to the prior year.

        Employee Compensation and Benefits.    Employee compensation and benefits expenses, for the year ended December 31, 2009, increased by $17.8 million, or 11%, to $175.8 million, as compared to the year ended December 31, 2008. This increase reflected the 9% growth in the average number of employees to 776 for the year ended December 31, 2009, as compared to 714 for the year ended December 31, 2008. The continued phase in of our stock incentive plan also increased employee compensation and benefits expense. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 16% and 9%, for the years ended December 31, 2009 and 2008, respectively.

        Occupancy, Depreciation and Amortization.    Occupancy, depreciation and amortization expenses increased $2.7 million, or 7%, to $40.4 million for the year ended December 31, 2009 from $37.7 million for the year ended December 31, 2008 primarily due to increased expenses for additional office and data center space and expenses related to the termination of an office lease. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 4% in the year ended December 31, 2009 and 2% in the year ended December 31, 2008.

        Communications.    Communications expenses increased $4.1 million, or 22%, to $22.8 million for the year ended December 31, 2009 from $18.7 million for the year ended December 31, 2008. This increase was driven by additional telecommunications bandwidth required to support increased trading volume at electronic exchanges and the expansion in the number of markets in which IBG LLC operates. As a percentage of total net revenues, communications expenses were 2% for the year ended December 31, 2009 and 1% for the year ended December 31, 2008.

        General and Administrative.    General and administrative expenses, for the year ended December 31, 2009, decreased $19.7 million, or 31%, to $43.6 million, as compared to the year ended December 31, 2008, primarily due to decreased expenses for legal contingencies and customer bad debts, partially offset by increased local value added and other "non-income" tax expenses incurred by our foreign operating companies and increased advertising expenses.

        Income Tax Expense.    Income tax expense for the year ended December 31, 2009 decreased $74 million or 58% compared to income tax expense for the year ended December 31, 2008. The decrease in income tax expense is primarily due to the decrease in the company's taxable income.

        Net Income.    Net income for the year ended December 31, 2009 was $36.2 million. Net income excluding the adjustment for non-controlling interest decreased $631.5 million or 56.3% to $490.1 million for the year ended December 31, 2009, as compared to $1,121.6 million for the year ended December 31, 2008. Net income excluding the adjustment for non-controlling interest as a percentage of total net revenues was 45% and 61% for the years ended December 31, 2009 and 2008, respectively.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net Revenues

        Total net revenues for the year ended December 31, 2008 increased $382.0 million, or 26%, to $1,850.4 million from $1,468.4 million, during the year ended December 31, 2007. Trading volume is one of the most important drivers of revenues and costs for both our market making and electronic brokerage segments. Based on data published by the FIA and options exchanges worldwide, global equity options volume 2008 increased approximately 21%, compared to 2007. For the year ended December 31, 2008, options contracts executed by our subsidiaries increased by 84.6 million, or 13%, to 757.7 million contracts from 673.1 million contracts for the year ended December 31, 2007.

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

        Included in trading gains are net dividends and currency translation gains and losses from market making activities. As stated above, the apparent gains and losses due to these price changes, reflecting the value of dividends paid to shareholders, must be taken together with the dividends paid and received, respectively, in order to accurately reflect the results of our market making operations. As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in foreign currencies. Translation losses of $56.0 million were recognized in the year ended December 31, 2008, on foreign currency balances held by our subsidiaries, compared to translation gains of $43.3 million for the year ended December 31, 2007. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled "Quantitative and Qualitative Disclosures about Market Risk."

        Commissions and Execution Fees.    Commissions and execution fees for the year ended December 31, 2008 increased $98.4 million, or 38%, to $359.5 million, as compared to the year ended December 31, 2007. This increase was primarily due to higher customer trading volume on an expanded customer base. Total DARTs for cleared and execution-only customers for the year ended December 31, 2008 increased 35% to 357,000, compared to 265,000 during the year ended December 31, 2007. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 46% to approximately 316,000, for the year ended December 31, 2008, compared to approximately 217,000 for the year ended December 31, 2007. The number of customer accounts grew by 17% to approximately 111,000 at December 31, 2008, compared to approximately 95,000 at December 31, 2007. Average commission per DART for cleared customers, for the year ended December 31, 2008, decreased by $0.40, or 9%, to $4.17, as compared to $4.57 for the year ended December 31, 2007, primarily due to smaller order size which is typical in fast moving markets.

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

        Other Income.    Other income, for the year ended December 31, 2008, decreased $10.5 million, or 11%, to $81.7 million, as compared to the year ended December 31, 2007. This decrease was primarily attributable to a $13.0 million decrease in payment for order flow income received by our brokerage unit, primarily due to the options penny pricing program which was introduced in February 2007 and extended to 63 options classes in March 2008 and a $10.0 million write down in our equity investment in W.R. Hambrecht + Co. Inc. These were offset by a $7.6 million increase in rebates from market centers for liquidity provided by our U.S. market making unit and a $5.0 million increase in market data fee income.

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

        Income Tax Expense.    IBG LLC historically operated in the United States as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. Accordingly, IBG LLC's income was not subject to U.S. federal income taxes. Subsequent to the IPO in May 2007, income taxes have been provided for our proportionate share of the IBG LLC's income that is subject to federal and state income taxes. As a result, income tax expense increased $57.2 million, or 80%, to $128.4 million for the year ended December 31, 2008, as compared to $71.2 million on a pro forma basis for the year ended December 31, 2007.

        Net Income.    Net income for the year ended December 31, 2008 was $93.0 million. Net income excluding the adjustment for non-controlling interests increased $261.0 million or 30% to $1,121.6 million for the year ended December 31, 2008, as compared to $860.6 million on a pro forma basis for the year ended December 31, 2007. Net income excluding the adjustment for non-controlling interest as a percentage of net revenues was 61% and 59% for the years ended December 31, 2008 and 2007, respectively.

Supplemental Information

        The following tables present historical trading volumes for our business. However, volumes are not the only drivers in our business.

TRADE VOLUMES:
(in 000's, except %)

Period	Market Making Trades	% Change	Brokerage Cleared Trades	% Change	Brokerage Non Cleared Trades	% Change	Total Trades	% Change	Avg. Trades per U.S. Trading Day
2005	54,044		34,800		7,380		96,224		382
2006	66,043	22%	51,238	47%	12,828	74%	130,109	35%	518
2007	99,086	50%	72,931	42%	16,638	30%	188,655	45%	752
2008	101,672	3%	120,195	65%	16,966	2%	238,833	27%	944
2009	93,550	(8)%	127,338	6%	13,636	(20)%	234,524	(2)%	934

CONTRACT AND SHARE VOLUMES:
(in 000's, except %)

TOTAL

Period	Options (contracts)	% Change	Futures* (contracts)	% Change	Stocks (shares)	% Change
2005	409,794		44,560		21,925,120
2006	563,623	38%	62,419	40%	34,493,410	57%
2007	673,144	19%	83,134	33%	47,324,798	37%
2008	757,732	13%	108,984	31%	55,845,428	18%
2009	643,380	(15)%	82,345	(24)%	75,449,891	35%

MARKET MAKING

Period	Options (contracts)	% Change	Futures* (contracts)	% Change	Stocks (shares)	% Change
2005	308,613		11,551		15,625,801
2006	371,929	21%	14,818	28%	21,180,377	36%
2007	447,905	20%	14,520	(2)%	24,558,314	16%
2008**	514,629	15%	21,544	48%	26,008,433	6%
2009**	428,810	(17)%	15,122	(30)%	26,205,229	1%

BROKERAGE TOTAL

Period	Options (contracts)	% Change	Futures* (contracts)	% Change	Stocks (shares)	% Change
2005	101,181		33,009		6,299,319
2006	191,694	89%	47,601	44%	13,313,033	111%
2007	225,239	17%	68,614	44%	22,766,484	71%
2008	243,103	8%	87,440	27%	29,836,995	31%
2009	214,570	(12)%	67,223	(23)%	49,244,662	65%

*
Includes options on futures

**
In Brazil, an equity option contract typically represents 1 share of the underlying stock; however, the typical minimum trading quantity is 100 contracts. To make a fair comparison to volume at other exchanges, we have adopted a policy of reporting Brazilian equity options contracts divided by their trading quantity of 100.

CONTRACT AND SHARE VOLUMES—Continued:
(in 000's, except %)

BROKERAGE CLEARED

Period	Options (contracts)	% Change	Futures* (contracts)	% Change	Stocks (shares)	% Change
2005	23,456		30,646		5,690,308
2006	32,384	38%	45,351	48%	12,492,870	120%
2007	51,586	59%	66,278	46%	20,353,584	63%
2008	77,207	50%	85,599	29%	26,334,752	29%
2009	93,868	22%	66,241	(23)%	46,627,344	77%

*
Includes options on futures

BROKERAGE STATISTICS:
 (in 000's, except % and where noted)

	4Q2009	4Q2008	% Change
Total Accounts	134	111	21%
Customer Equity (in billions)*	$15.2	$8.9	71%
Cleared DARTs	309	340	(9)%
Total Customer DARTs	346	372	(7)%
(in $'s, except DART per account)
Commission per DART	$4.36	$3.86	13%
DART per Avg. Account (Annualized)	597	789	(24)%
Net Revenue per Avg. Account (Annualized)	$3,529	$3,939	(10)%

*
Excluding Non-Customers

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

Market Making

        The following table sets forth the results of our market making operations for the indicated periods:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Revenues:
Trading gains	$621.5	$1,277.0	$865.9
Interest income	62.5	244.6	485.4
Other income	8.7	29.0	17.1

Total revenues	692.7	1,550.6	1,368.4
Interest expense	66.3	207.1	337.2

Total net revenues	626.4	1,343.5	1,031.2

Non-interest expenses:
Execution and clearing	165.2	195.3	211.7
Employee compensation and benefits	65.3	59.8	47.6
Occupancy, depreciation and amortization	10.5	9.6	11.3
Communications	12.5	10.5	7.7
General and administrative	42.1	40.7	33.1

Total non-interest expenses	295.6	315.9	311.4

Income before income taxes	330.8	1,027.6	719.8
Income tax expense	36.1	101.0	43.1

Net income	$294.7	$926.6	$676.7

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

        Market making total net revenues for the year ended December 31, 2009 decreased $717.1 million, or 53%, to $626.4 million, from $1,343.5 million during the year ended December 31, 2009. Trading gains for the year ended December 31, 2009 decreased $655.5 million, or 51%, primarily due to the compression of bid/offer spreads which have narrowed substantially in 2009, an increasing level of competition from high frequency traders and adverse changes in the implied volatilities at which options trade. See "Business Environment" above, for additional discussion of factors that have impacted our trading gains. Market making options contract volume in the year ended December 31, 2009 decreased by 17% from the same period in 2008. Trading gains also include translation gains and losses. Translation losses, for the year ended December 31, 2009, were $8.4 million, as compared to translation losses of $68.7 million, for the year ended December 31, 2008. Net interest income, for the year ended December 31, 2009, decreased by $41.3 million to a net expense of $3.8 million. As described above, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on the relative interest rates in the stock and options markets. In 2009 these factors produced more trading income and less interest income.

        Market making non-interest expenses for the year ended December 31, 2009 decreased $20.3 million, or 6%, as compared to the year ended December 31, 2008. This change was driven by a $30.1 million decrease in execution and clearing costs, which reflects lower options and futures volume and liquidity rebates on stock trading. For the year ended December 31, 2009 options and futures contract volumes decreased by 17% and 30%, respectively, as compared to the year ended December 31, 2008. Stock share volume rose a modest 1% compared to the year ended December 31,

2008. As a percentage of total net revenues, market making non-interest expenses increased to 47% from 24% for the years ended December 30, 2009 and 2008.

        Market making income before income taxes decreased $696.8 million, or 68%, to $330.8 million for the year ended December 31, 2009 from $1,027.6 million for the year ended December 31, 2008. As a percentage of total net revenues for the market making segment, income before income taxes were 53% and 77% for the years ended December 31, 2009 and 2008, respectively.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

        Market making total net revenues for the year ended December 31, 2008 increased $312.3 million, or 30%, to $1,343.5 million, from $1,031.2 million during the year ended December 31, 2007. Trading gains for the year ended December 31, 2008 increased $411.1 million, or 47%, primarily due to increased market volumes and high actual volatility in market prices relative to implied volatility in options prices in the first and third quarter of 2008. Market making options contract volume in the year ended December 31, 2008 increased by 21% from the same period in 2007, driven by favorable market conditions. Trading gains also include translation gains and losses. Translation losses, for the year ended December 31, 2008, were $68.7 million, as compared to translation gains of $32.0 million, for the year ended December 31, 2007. Net interest income, for the year ended December 31, 2008, decreased by $110.7 million, or 75%. As described above, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on the relative interest rates in the stock and options markets. In 2008 these factors produced more trading income and less interest income.

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

        Market making income before income taxes increased $307.8 million, or 43%, to $1,027.6 million for the year ended December 31, 2008 from $719.8 million for the year ended December 31, 2007. As a percentage of total net revenues for the market making segment, income before income taxes were 77% and 70% for the years ended December 31, 2008 and 2006, respectively.

Electronic Brokerage

        The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Revenues:
Commissions and execution fees	$353.0	$359.5	$261.1
Interest income	66.5	206.4	310.7
Other income	66.0	70.2	80.4

Total revenues	485.5	636.1	652.2
Interest expense	11.1	130.3	227.0

Total net revenues	474.4	505.8	425.2

Non-interest expenses:
Execution and clearing	108.6	129.2	125.1
Employee compensation and benefits	51.0	47.8	36.4
Occupancy, depreciation and amortization	17.3	16.5	7.5
Communications	10.2	8.2	7.1
General and administrative	56.1	80.1	51.2

Total non-interest expenses	243.2	281.8	227.3

Income before income taxes	231.2	224.0	197.9
Income tax expense	1.4	1.4	1.9

Net income	$229.8	$222.6	$196.0

Year ended December 31, 2009 Compared to the Year ended December 31, 2008

        Electronic brokerage total net revenues for the year ended December 31, 2009 decreased $31.4 million, or 6%, to $474.4 million, from $505.8 million during the year ended December 31, 2008, primarily due to lower net interest income. This decrease reflects lower interest rates which reduced the spreads we earned on customer cash balances. The average Fed Funds effective rate dropped approximately 1.76% to 0.16% for the year ended December 31, 2009 as compared to 1.92% for the year ended December 31, 2008. Commission and execution fees decreased $6.5 million, or 2%, for the year ended December 31, 2009 compared to the prior year due to a 23% decrease in futures volume, which generates higher per unit revenue but lower gross profit margin, for cleared customers along with a 12% decrease in options volume. Total DARTs from cleared and execution-only customers for the year ended December 31, 2009 decreased 3% to approximately 347,000, compared to approximately 357,000 during the year ended December 31, 2008. DARTs from cleared customers for the year ended December 31, 2009 were unchanged at approximately 316,000. Total customer equity grew by 71% to $15.2 billion at December 31, 2009, from $8.9 billion at December 31, 2008. The number of customer accounts grew 21% from December 31, 2008 to approximately 134,000. Other Income was lower primarily due to a decrease in payment for order flow ("PFOF"), received through programs administered by U.S. options exchanges. PFOF decreased $13.6 million, or 28%, primarily due to the expansion of the penny pricing program, as well as, increased options volume executed on exchanges using the make-or-take model where we do not receive payments for order flow.

        Electronic brokerage non-interest expenses for the year ended December 31, 2009 decreased $38.6 million, or 14%, as compared to the year ended December 31, 2008. Within non-interest expenses, execution and clearing expenses decreased by $20.6 million, which reflects a shift in trade volume to products with lower costs or liquidity rebates. Stock shares traded by our customers increased 65% over the year ended December 31, 2008. In comparison, options and futures volume decreased 12% and 23%, respectively, compared to the year ended December 31, 2008. General and administrative expenses decreased by $24.0 million, or 30%, primarily due to a decrease in expenses for legal contingencies and bad debt provisions. As a percentage of total net revenues, non-interest expenses decreased to 51% from 56% for the years ended December 31, 2009 and 2008, respectively.

        Electronic brokerage income before income taxes increased $7.2 million, or 3%, to $231.2 million for the year ended December 31, 2009 from $224.0 million for the year ended December 31, 2008. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 49% and 44% for the years ended December 31, 2009 and 2008, respectively.

Year ended December 31, 2008 Compared to the Year ended December 31, 2007

        Electronic brokerage total net revenues for the year ended December 31, 2008 increased $80.6 million, or 19%, to $505.8 million, from $425.2 million during the year ended December 31, 2007, primarily due to higher commissions and execution fees. This increase reflects strong growth in the number of new customer accounts and significantly higher customer trading activity, which outweighed the decreases in customer cash and margin debit balances. Total DARTs from cleared and execution-only customers for the year ended December 31, 2008 increased 35% to 357,000, compared to 265,000 during the year ended December 31, 2007. DARTs from cleared customer's for the year ended December 31, 2008 increased 46% to 316,000, compared to 217,000 during the year ended December 31, 2007. Total customer account equity grew by 1% to $8.9 billion at December 31, 2008, from $8.8 billion at December 31, 2007. The primary component of other income, payment for order flow received through programs administered by U.S. options exchanges, decreased $13 million, or 21%, and it was offset by the reductions in payment for order flow expense.

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

Liquidity and Capital Resources

        We maintain a highly liquid balance sheet. The majority of our assets consist of exchange-listed marketable securities inventories, which are marked-to-market daily, and collateralized receivables arising from customer-related and proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions, customer margin loans and, to a lesser extent securities purchased under agreements to resell. At December 31, 2009, total assets were $26.61 billion of which approximately $26.13 billion, or 98.2% were considered liquid.

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

        We actively manage our excess liquidity and we maintain significant borrowing facilities through the securities lending markets and with banks. In response to changes in the credit market environment during late 2008 and into the first quarter of 2009, we continue to maintain sufficient levels of cash on hand to provide us with a buffer should we need immediately available funds for any reason.

        In order to provide additional liquidity and to further increase our regulatory capital reserves, we issue senior notes and we maintain a committed senior secured revolving credit facility from a syndicate of banks (see "Principal Indebtedness" below). As of December 31, 2009, borrowings under these facilities totaled $205.8 million, which represented 4% of the Company's total capitalization. Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our future liquidity needs for more than the next twelve months.

        Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. The consolidated equity grew from $4.41 billion at December 31, 2008 to $4.88 billion at December 31, 2009, representing an increase of 11%. The amounts presented at December 31, 2008 and 2009 include non-controlling interests as prescribed by ASC 810.

Cash Flows

        The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Cash provided by (used in) operating activities	$150.7	$2,092.3	$(89.7)
Cash used in investing activities	(27.5)	(20.2)	(1,214.1)
Cash (used in) provided by financing activities	(290.5)	(1,598.2)	1,127.6
Effect of exchange rate changes on cash and cash equivalents	30.4	(52.2)	28.7

(Decrease) increase in cash and cash equivalents	$(136.9)	$421.7	$(147.5)

        Our cash flows from operating activities are largely a reflection of the size and composition of trading positions held by our market making subsidiaries, and of the changes in customer cash and margin debit balances in our electronic brokerage business. Our cash flows from investing activities are primarily related to the 2007 purchase of interests in IBG LLC from existing members, capitalized internal software development, purchases and sales of memberships at exchanges where we trade and strategic investments where such investments will enable us to offer better execution alternatives to our current and prospective customers, or create new opportunities for ourselves as market makers or where we can influence exchanges to provide competing products at better prices using sophisticated technology. Our cash flows from financing activities are comprised of short-term borrowings, long-term borrowings and capital transactions. Short-term borrowings from banks are part of our daily cash management in support of operating activities. Other borrowings provide us with flexible sources of excess liquidity and regulatory capital. These borrowings include senior notes issued in private placements to certain qualified customers of IB LLC and a committed one-year $100.0 million senior secured revolving credit facility, from a syndicate of banks. This facility was entered into in May 2009 and replaced a three-year $300.0 million facility that expired at the same time.

        Year Ended December 31, 2009, IBG, Inc.:    Our cash and cash equivalents decreased by $136.9 million to $806.6 million at the end of 2009. We raised $150.7 million in net cash from operating activities. We used net cash of $318.0 million in our investing and financing activities primarily due to repayments on our senior secured revolving credit facility and dividends paid to and redemption of member interests from IBG Holdings LLC.

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

        Year Ended December 31, 2007, IBG, Inc.:    Our cash and cash equivalents decreased by $147.5 million to $521.8 million at the end of 2008. We raised $1.13 billion in net cash from financing activities primarily from the net proceeds from the issuance of our common stock. We used net cash of $1.30 billion in our operating and investing activities primarily for the purchase of approximately 10% of the outstanding members' interest in IBG LLC and increased trading positions partially offset by increased net liabilities due to our increased customer base.

Regulatory Capital Requirements

        Our principal operating subsidiaries are subject to separate regulation and capital requirements in the United States and other jurisdictions. Timber Hill LLC and Interactive Brokers LLC are registered U.S. broker-dealers and futures commission merchants, and their primary regulators include the SEC, the Commodity Futures Trading Commission, the Chicago Board Options Exchange, the Chicago Mercantile Exchange, the Financial Industry Regulatory Authority and the National Futures Association. Timber Hill Europe AG is registered to do business in Switzerland as a securities dealer and is regulated by the Swiss Federal Banking Commission. Interactive Brokers (U.K.) Limited is subject to regulation by the U.K. Financial Services Authority. Our various other operating subsidiaries are similarly regulated. See the notes to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding our regulated subsidiaries.

        At December 31, 2009, aggregate excess regulatory capital for all of the operating companies was $3.2 billion.

Principal Indebtedness

        IBG LLC is the borrower under a $100.0 million senior secured revolving credit facility, which had no balance outstanding as of December 31, 2009, and is the issuer of senior notes, of which $205.8 million were outstanding as of December 31, 2009.

Senior Secured Revolving Credit Facility

        On May 19, 2009, IBG LLC entered into a new $100 million one-year senior secured revolving credit facility with a syndicate of banks. IBG LLC is the sole borrower under this credit facility, which is required to be guaranteed by IBG LLC's domestic non-regulated subsidiaries (currently there are no such entities). The facility's interest rate is indexed to the LIBOR rate for the relevant term, at the borrower's option, and is secured by a first priority interest in all of the capital stock of each entity owned directly by IBG LLC (subject to customary limitations with respect to foreign subsidiaries). The facility may be used to finance working capital needs and general corporate purposes. The financial covenants contained in this credit facility are as follows:

  •
  minimum consolidated shareholders' equity, as defined, of $3.3 billion, with quarterly increases equal to 25% of positive consolidated income;

  •
  maximum total debt to capitalization ratio of 30%;

  •
  minimum liquidity ratio of 1.0 to 1.0; and

  •
  maximum total debt to net regulatory capital ratio of 35%.

        As of December 31, 2009, no borrowings were outstanding under this credit facility and IBG LLC was in compliance with all of the covenants. This credit facility replaced a $300 million senior secured revolving credit facility that expired on May 19, 2009. Since we maintain a highly liquid balance sheet, the change in the maximum borrowing amount under this new credit facility is not expected to have a material impact on our future sources of cash.

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

        IBG LLC had $205.8 million and $143.1 million of senior notes outstanding at December 31, 2009 and 2008, respectively. During the period from January 1 through December 31, 2009, total senior notes issued were $508.1 million, and senior notes redeemed totaled $445.4 million.

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

Capital Expenditures

        Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware. These expenditure items are reported as property and equipment. Capital expenditures for property and equipment were approximately $18.5, $26.7 million and $26.0 million for the three years ended December 31, 2009, 2008 and 2007, respectively. We anticipate that our 2010 gross capital expenditures to be at a similar level, including costs related to expansion of our data center and backup facilities. We expect our future capital expenditures to rise as we continue our focus on technology infrastructure initiatives in order to further enhance our competitive position. We anticipate that we will fund capital expenditures with cash from operations and cash on hand. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any strategic acquisitions, we may incur additional capital expenditures.

Contractual Obligations Summary

        Our contractual obligations principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2009.

	Payments Due by Year
	Total	2010-2011	2012-2013	Thereafter
	(Dollars in Millions)
Senior Notes	$205.8	$205.8	$—	$—
Interest payments on senior notes(1)	17.7	17.7	—	—
Senior secured revolving credit facility	—	—	—	—
Interest payments on senior secured revolving credit facility(1)	0.1	0.1	—	—
Operating leases	52.5	20.0	17.9	14.6

Total contractual cash obligations	$276.1	$243.6	$17.9	$14.6

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

Strategic Investments and Acquisitions

        We periodically engage in evaluations of potential strategic investments and acquisitions. The Company holds strategic investments in electronic trading exchanges including: Boston Options Exchange, LLC, OneChicago LLC and CBOE Stock Exchange, LLC. During 2009, the Company made investments in Quadriserv Inc., an electronic securities lending platform provider and Factor Advisors, LLC, an Exchange Traded Funds ("ETF") issuer. As a result of a recapitalization transaction and the sale of assets, the Company recorded a permanent impairment loss of $6.4 million on its loans to and warrants to purchase approximately 25.86% of W.R. Hambrecht + Co. Inc., reducing the book value of these investments to $-0-. See Note 7 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

        We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own. At December 31, 2009, there were no definitive agreements with respect to any material acquisition.

Certain Information Concerning Off-Balance-Sheet Arrangements

        IBG, Inc. may be exposed to a risk of loss not reflected in the consolidated financial statements for futures products, which represent obligations of the Company to settle at contracted prices, which may require repurchase or sale in the market at prevailing prices. Accordingly, these transactions result in off-balance sheet risk as IBG, Inc.'s cost to liquidate such futures contracts may exceed the amounts reported in our consolidated statements of financial condition.

Critical Accounting Policies

Valuation of Financial Instruments

        Due to the nature of our operations, substantially all of our financial instrument assets, comprised of securities owned, securities purchased under agreements to resell, securities borrowed and receivables from brokers, dealers and clearing organizations are carried at fair value based on published market prices and are marked to market daily, or are assets which are short-term in nature (such as U. S. government treasury bills or spot foreign exchange) and are reflected at amounts approximating fair value. Similarly, all of our financial instrument liabilities that arise from securities sold but not yet purchased, securities sold under agreements to repurchase, securities loaned and payables to brokers, dealers and clearing organizations are short-term in nature and are reported at quoted market prices or at amounts approximating fair value. Our long and short positions are valued at either the last consolidated trade price or the last consolidated bid/offer mid-point (where applicable) at the close of regular trading hours, in the respective markets. Given that we manage a globally integrated market making portfolio, we have large and substantially offsetting positions in securities and commodities that trade on different exchanges that close at different times of the trading day. As a result, there may be large and anomalous swings in the value of our positions daily and, accordingly, in our earnings in any period. This is especially true on the last business day of each calendar quarter, although such swings tend to come back into equilibrium on the first business day of the succeeding calendar quarter.

Contingencies

        Our policy is to estimate and accrue for potential losses that may arise out of litigation and regulatory proceedings, to the extent that such losses are probable and can be estimated, in accordance with ASC 450, Contingencies (formerly SFAS No. 5). Potential losses that might arise out of tax audits, to the extent that such losses are "more likely than not," would be estimated and accrued in accordance with ASC 740-10 (which incorporates former FIN No. 48). Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience with and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred.

        We have been from time to time subject to litigation and other legal proceedings. As of December 31, 2009, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period. As of December 31, 2009 and 2008, reserves provided for potential losses related to litigation matters were not material.

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

Recent Accounting Pronouncements

        Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates ("ASU's") as the means to add to or delete from, or to amend the ASC. Following is a summary of recently issued ASU's that may affect the Company's consolidated financial statements:

	Affects	Status
ASU 2009-05	Measuring Liabilities at Fair Value—provides guidance on the measurement of the fair value of liabilities under ASC 820.	Effective for interim and annual periods beginning after August 28, 2009
ASU 2009-07	Accounting for Various Topics—Technical corrections to SEC references in the ASC.	Upon issuance
ASU 2009-08	Earnings per Share—amendment to ASC 260-10-S99 (SEC Update)	Upon issuance
ASU 2009-09	Accounting for Investments—Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees—amendments to ASC 323-10-S99 and ASC 505-50-S99 (SEC Update)	Upon issuance
ASU 2009-10	Financial Services—Brokers and Dealers: Investments—Other—amendment to ASC 940-325 (SEC Update)	Upon issuance
ASU 2009-12
	Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent)—Amends ASC 820 to offer investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share.	Periods ending after December 15, 2009
ASU 2009-13 (formerly EITF Issue 08-1)	Multiple Deliverable Revenue Arrangements—Amends ASC 605-25	Fiscal years beginning on or after June 15, 2010, early adoption permitted

	Affects	Status
ASU 2009-14 (formerly EITF Issue 09-3)	Certain Revenue Arrangements That Include Software Elements—Amends ASC985-605 and 985-605-13 to exclude from their scope tangible products that contain software and non-software components that function together to deliver the products essential functionality.	Fiscal years beginning on or after June 15, 2010, early adoption permitted
ASU 2009-15	Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing	Periods beginning on or after December 15, 2009
ASU 2009-16	Transfers and Servicing: Accounting or Transfers of Financial Assets—Amends ASC 860—eliminates exceptions for qualifying special purpose entities and for certain mortgage securitizations.	Periods beginning after November 15, 2009
ASU 2009-17	Improvements to Financial Reporting by Enterprises Involved with Variable Interest Enterprises—Amends ASC 810 for the issuance of SFAS No. 167	Periods beginning on or after December 15, 2009
ASU 2010-09	Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements	Upon issuance

        Adoption of those ASU's that became effective during 2009 and in 2010, prior to the issuance of the financial statements, did not have a material effect on the Company's consolidated financial statements. Management is assessing the potential impact on the Company's financial statements of adopting ASU's that will become effective in the future.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which SFAS is now a sub-topic within ASC 805, Business Combinations. ASC 805-10 replaced SFAS No. 141, mandating changes in the accounting for business combinations most notably that changes in purchase price allocations, if made, are required to be applied retrospectively, whereas under SFAS No. 141, such changes were applied prospectively. ASC 805-10 was effective for an entity's fiscal year beginning after December 15, 2008, and early adoption was not permitted. The Company cannot anticipate whether ASC 805-10 will have a material effect on its consolidated financial statements as such effect would be solely dependent on whether or when the Company enters into business combinations in the future and the terms of such transactions.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which SFAS is now a sub-topic within ASC 815, Derivatives and Hedging. ASC 815-10 requires enhanced disclosures about an entity's derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 2008. Adoption of ASC 815-10 did not have a material effect on consolidated financial statements.

        In November 2008, the SEC issued its "Roadmap for the Potential Use of Financial Statements Prepared in Accordance with International Financial Reporting Standards by U.S. Issuers" ("IFRS Roadmap"). The IFRS Roadmap would require SEC registrants to prepare their financial statements in accordance with International Financial Reporting Standards ("IFRS") as issued by the International Accounting Standards Board in 2014. IFRS is increasingly being applied by financial statement preparers in countries outside the U.S. One of the stated purposes of the IFRS Roadmap is that adopting IFRS will provide a global set of high-quality accounting standards so that U.S. investors would have an enhanced ability to compare financial information of U.S. companies with that of non-U.S. Companies. In issuing the IFRS Roadmap, the SEC stated that, in 2011, it will determine whether to proceed with rulemaking to require the use of IFRS by U.S. registrants beginning in 2014. The comment period on the IFRS Roadmap ended in April 2009. Further definitive guidance from the SEC regarding the IFRS Roadmap is pending. Management is assessing the potential impact of adopting IFRS on the Company's consolidated financial statements.

        ASC 855, Subsequent Events (formerly SFAS No. 165), was issued in May 2009, effective for interim and annual periods ending after June 15, 2009 and extends disclosure requirements of subsequent events to include the date through which subsequent events have been evaluated for adjustment to or disclosure in financial statements and the basis for that date. The date to be used will represent either the date the financial statements were "issued" or the date such financial statements were "available to be issued". ASC 855 defines "issued" as the date when financial statements are widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that complies with the Codification and defines "available to be issued" as financial statements that are complete in a form and format that complies with the Codification and all approvals necessary for issuance have been obtained. As an SEC registrant, the Company is required to evaluate subsequent events through the date its financial statements are issued. Adoption of ASC 855 for the period ended December 31, 2009 did not have a material effect on the Company's consolidated financial statements.

        ASC 860, Transfers and Servicing, incorporates former SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB No. 140, which was issued in June 2009 and will be effective for interim and annual periods beginning after January 1, 2010. These pending provisions of ASC 860 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. The concept of a "qualifying special-purpose entity" ("SPE") is eliminated under these pending provisions of ASC 860, which also changes the requirements for derecognizing financial assets and requires additional disclosures. Management is assessing the potential impact of adopting these pending provisions of ASC 860 on the Company's consolidated financial statements.

        ASC 810, Consolidations, incorporates former SFAS No. 167, Amendments to FASB Interpretation No. 46(R). These pending provisions of ASC 810 revise former FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) and therefore should be consolidated. Consolidation of Variable Interest Entities ("VIE's") would be based on the target entity's purpose and design as well as the reporting entity's ability to direct the target's activities, among other criteria. SFAS No. 167 was issued in June 2009 and will be effective for interim and annual periods beginning after January 1, 2010. Management is assessing the potential impact of adopting these pending provisions of ASC 810 on the Company's consolidated financial statements.

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

        Historically, we have taken the approach of not hedging the above exposures to the U.S. dollar, based on the notion that the cost of constantly hedging over the years would amount to more than the random impact of rate changes on our non-U.S. dollar balances. For instance, an increase in the value of the Swiss franc would be unfavorable to the earnings of THE but would be counterbalanced to some extent by the fact that the yearly translation gain or loss into U.S. dollars is likely to move in the opposite direction.

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

Interest Rate Risk

        Under our senior secured revolving credit facility, we have the ability to choose borrowing tenors from overnight to twelve months, which permits us to minimize the risk of interest rate fluctuations. We had no borrowings outstanding under this facility as of December 31, 2009.

        We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies. In a normal rate environment, we typically invest a portion of these funds in U.S.

government treasury securities with maturities of up to three months. Under these circumstances, if interest rates were to increase rapidly and substantially, in increments that were not reflected in the yields on these treasury securities, our net interest income from customer deposits would decrease. Based upon investments outstanding at December 31, 2009, we had no exposure of this nature.

        We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Due to a currently low rate environment, a decrease of U.S. benchmark interest rates to zero, or roughly 0.2%, would reduce our net interest income by approximately $1.8 million on an annualized basis.

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

        We expect this kind of exposure to increase with growth in our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2009, we had $3.23 billion in margin credit extended to our customers. The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers' positions if their equity falls below required margin requirements.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
Financial Statements Introductory Note	76
Report of Independent Registered Public Accounting Firm	77
Consolidated Statements of Financial Condition as of December 31, 2009 and 2008	78
Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007	79
Consolidated Statements of Cash Flows for the years ended December 2009, 2008 and 2007	80
Consolidated Statement of Changes in Equity for the years ended December 31, 2009, 2008 and 2007	81
Notes to Consolidated Financial Statements	82
Supplementary Data	116
Quarterly Results	116
Reconciliation between US GAAP and pro forma financials for the year ended December 31, 2007, presented as if we had been a public company for the entire period	117

Financial Statements Introductory Note

        Interactive Brokers Group, Inc. ("IBG, Inc." or the "Company") is a holding company whose primary asset is its ownership of approximately 10.5% of the membership interests of IBG LLC (the "Group").

        We are an automated global electronic market maker and broker specializing in routing orders and executing and processing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 80 electronic exchanges and trading venues around the world. In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut and from Chicago, Illinois and Jersey City, New Jersey. Abroad, we conduct business through offices located in Canada, England, Switzerland, Hong Kong, India, Australia and Japan. At December 31, 2009 we had 801 employees worldwide.

        On May 3, 2007, IBG, Inc. priced its initial public offering (the "IPO") of shares of its Class A common stock, par value $0.01 per share (the "Common Stock"). In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC, and became the sole managing member of IBG LLC, the holding company for our businesses, and began to consolidate IBG LLC's financial results into its financial statements. When we use the terms "we," "us," and "our," we mean IBG, Inc. and its subsidiaries (including IBG LLC). Unless otherwise indicated, the term "common stock" refers to the Class A common stock of IBG, Inc. (Note 4).

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which SFAS is now a sub-topic within FASB Accounting Standards Codification (the "Codification" or "ASC"), 810, Consolidation (Note 2). Adoption of ASC 810 as of January 1, 2009 required the Company to report non-controlling interests in subsidiaries (formerly reported as "minority interests") as a separate component of equity in the current period and had the retrospective effect of increasing reported equity in the consolidated statement of financial position by $3.89 billion as of December 31, 2008. ASC 810 also required changes in presentation and retrospective disclosure of non-controlling interests in the statements of income, of cash flows and of changes in equity for all periods presented. Accordingly, the accompanying consolidated financial statements are presented as if ASC 810 had been applicable historically. The reclassifications made to prior periods had no effect on previously reported results of operations or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interactive Brokers Group, Inc.
Greenwich, CT

        We have audited the accompanying consolidated statements of financial condition of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Interactive Brokers Group, Inc. and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
February 26, 2010

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
(in thousands, except share data)	2009	2008
Assets
Cash and cash equivalents	$806,560	$943,497
Cash and securities—segregated for regulatory purposes	6,728,936	4,992,121
Securities borrowed	5,063,026	5,911,881
Securities purchased under agreements to resell	413,005	715,732
Trading assets, at fair value:
Financial instruments owned	7,809,944	10,049,481
Financial instruments owned and pledged as collateral	1,534,038	1,065,180

	9,343,982	11,114,661

Other receivables:
Customers, less allowance for doubtful accounts of $16,637 and $17,572 at December 31, 2009 and 2008	3,239,625	1,621,162
Brokers, dealers and clearing organizations	493,063	2,527,981
Receivable from affiliate	1,160	641
Interest	14,720	25,185

	3,748,568	4,174,969

Other assets	501,474	503,774

Total assets	$26,605,551	$28,356,635

Liabilities and equity
Liabilities:
Trading liabilities—financial instruments sold but not yet purchased, at fair value	$8,763,201	$13,476,757
Securities loaned	1,133,658	656,625
Short-term borrowings	320,803	208,117
Other payables:
Customers	10,587,701	6,929,617
Brokers, dealers and clearing organizations	164,523	1,614,810
Payable to affiliate	298,982	313,800
Accounts payable, accrued expenses and other liabilities	244,715	289,659
Interest	9,060	16,135

	11,304,981	9,164,021

Senior notes payable	205,777	143,054
Senior secured credit facility	—	300,000

	21,728,420	23,948,574

Commitments, contingencies and guarantees
Equity:
Stockholders' equity:
Common stock, $0.01 par value per share:
Class A—Authorized—1,000,000,000, Issued—47,784,286 and 45,336,255, Outstanding—41,216,779 and 40,536,615 shares at December 31, 2009 and 2008	478	453
Class B—Authorized, Issued and Outstanding—100 shares at December 31, 2009 and 2008	—	—
Additional paid-in capital	528,586	485,837
Retained earnings	177,409	141,207
Accumulated other comprehensive income, net of income taxes of $6,343 and $2,271 at December 31, 2009 and 2008	10,914	3,907
Treasury stock, at cost, 6,567,507 and 4,779,640 shares at December 31, 2009 and 2008	(142,441)	(117,550)

Total stockholders' equity	574,946	513,854
Non-controlling interests	4,302,185	3,894,207

Total equity	4,877,131	4,408,061

Total liabilities and stockholders' equity	$26,605,551	$28,356,635

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Income

Three Years Ended December 31, 2009

(in thousands, except for shares or per share amounts)	2009	2008	2007
Revenues:
Trading gains	$633,865	$1,303,994	$888,065
Commissions and execution fees	353,030	359,529	261,104
Interest income	121,618	437,172	782,197
Other income	61,260	81,630	92,220

Total revenues	1,169,773	2,182,325	2,023,586
Interest expense	69,433	331,968	555,213

Total net revenues	1,100,340	1,850,357	1,468,373

Non-interest expenses:
Execution and clearing	273,203	322,746	335,756
Employee compensation and benefits	175,827	158,018	118,770
Occupancy, depreciation and amortization	40,340	37,663	26,482
Communications	22,789	18,650	14,889
General and administrative	43,688	63,308	40,696

Total non-interest expenses	555,847	600,385	536,593

Income before income taxes	544,493	1,249,972	931,780
Income tax expense	54,379	128,371	63,037

Net income including non-controlling interests	490,114	1,121,601	868,743
Net income attributable to non-controlling interests subsequent to May 3, 2007	453,912	1,028,554	568,251

Net income	$36,202	$93,047	$300,492

Net income and earnings per share for periods subsequent to May 3, 2007 (Note 4):
Net income available for common stockholders	$36,202	$93,047	$48,160

Earnings per share:
Basic	$0.88	$2.30	$1.20

Diluted	$0.87	$2.24	$1.16

Weighted average common shares outstanding:
Basic	40,973,290	40,434,273	40,153,606

Diluted	41,799,489	41,461,018	41,327,844

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2009	2008	2007
Cash flows from operating activities:
Net income	$490,114	$1,121,601	$868,743
Adjustments to reconcile net income to net cash provided by operating activities:
Translation (gains) losses—(2008, as adjusted)	10,555	59,201	(44,674)
Deferred income taxes	(22,073)	50,099	7,079
Depreciation and amortization	21,074	17,897	12,068
Employee stock plan compensation	33,192	25,921	13,264
(Gains) losses on non-trading investments, net	8,939	14,107	(630)
Bad debt expense and other	(559)	20,287	1,781
Change in operating assets and liabilities (2008, as adjusted):
Decrease (increase) in cash and securities—segregated for regulatory purposes	(1,736,695)	240,462	(2,119,496)
Decrease in securities borrowed	855,874	956,426	3,852,844
Decrease (increase) in securities purchased under agreements to resell	302,710	(680,721)	62,882
Decrease (increase) in trading assets	1,810,626	5,764,571	(1,156,606)
Decrease (increase) in receivables from customers	(1,618,959)	295,559	(1,066,914)
Decrease (increase) in other receivables	2,053,253	26,138	(1,652,058)
Decrease (increase) in other assets	1,024	12,343	(3,984)
Decrease in trading liabilities	(4,683,259)	(820,817)	(265,269)
Increase (decrease) in securities loaned	479,335	(4,310,029)	(3,200,489)
Increase (decrease) in payable to customers	3,656,289	(698,735)	3,713,557
Increase (decrease) in other payables	(1,510,787)	(1,986)	888,234

Net cash provided by (used in) operating activities	150,653	2,092,324	(89,668)

Cash flows from investing activities:
(Purchase) sale of investments	(11,300)	5,866	(9,554)
Purchase of IBG LLC historical member interests	—	—	(1,177,892)
Purchase of trading rights	—	—	(750)
Distributions received from equity investment	2,292	635	—
Purchase of property and equipment	(18,492)	(26,695)	(25,968)

Net cash used in investing activities	(27,500)	(20,194)	(1,214,164)

Cash flows from financing activities:
Net proceeds from issuance of Class A and Class B Common Stock	—	—	1,177,392
Class A Common Stock acquired from employees	—	—	(1,376)
Redemption of member interests from IBG Holdings LLC	(14,738)	(72,015)	—
Redemption of former member interest	(164)	(3,986)	—
Reduction in non-controlling interest in subsidiary	22	—	—
Repurchase of Class A Common Stock	—	(866)	—
Dividends paid by IBG LLC prior to IPO	—	—	(158,500)
Dividends paid to non-controlling interests	(124,757)	(222,776)	(111,158)
Cash capital contribution to THE	—	—	37,000
Issuances of senior notes	508,116	474,566	458,746
Redemptions of senior notes	(445,393)	(491,968)	(448,888)
Borrowings under senior secured credit facility	800	550,000	238,000
Repayments of senior secured credit facility	(300,800)	(550,000)	(88,000)
Increase (decrease) in short-term borrowings, net	86,464	(1,281,108)	24,378

Net cash (used in) provided by financing activities	(290,450)	(1,598,153)	1,127,594

Effect of exchange rate changes on cash and cash equivalents	30,360	(52,256)	28,743

Net increase (decrease) in cash and cash equivalents	(136,937)	421,721	(147,495)
Cash and cash equivalents at beginning of period	943,497	521,776	669,271

Cash and cash equivalents at end of period	$806,560	$943,497	$521,776

Supplemental disclosures of cash flow information:
IPO related transactions (Note 4):
Deferred tax asset arising from IPO	$—	$—	$380,785
Payable to affiliate	—	—	323,668

Net tax benefit retained, recorded as additional paid in capital	$—	$—	$57,117

Cash paid for interest	$76,507	$368,968	$551,918

Cash paid for taxes	$102,809	$83,319	$15,253

Non-cash investing activities:
Refinancing of bridge loan	$—	$—	$10,018

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statement of Changes in Equity

Three years ended December 31, 2009

								Total Stockholders' Equity and Redeemable Members' Interests
		Common Stock
							Accumulated Other Comprehensive Income
(in thousands, except for share amounts)	Redeemable Members' Interests	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings			Non- controlling Interests	Total Equity
Balance, December 31, 2006	$2,703,349	—	$—	$—	$—	$—	$98,568	$2,801,917	$—	$2,801,917
Comprehensive income through May 3, 2007:
Net Income	252,332							252,332		252,332
Cumulative translation adjustment							13,245	13,245		13,245
Dividends, through May 3, 2007	(158,500)							(158,500)		(158,500)
Adjustments to eliminate redeemable members' interests and establish non-controlling interest as of May 3, 2007, net	(2,797,181)						(100,632)	(2,897,813)	2,618,601	(279,212)
Adjustments to eliminate remaining accumulated other comprehensive income as of May 3, 2007, applied to additional paid in capital				11,181			(11,181)	—		—
Dividends paid by IBGLLC to non-controlling interests									(111,158)	(111,158)
Net proceeds from issuance of Common Stock in IPO		40,000,000	400	279,318				279,718		279,718
Issuance of Class B shares of common stock		100	—					—		—
Common Stock issued pursuant to stock plans		3,270,823	33	99,238				99,271		99,271
Treasury stock, unearned compensation		(3,270,823)			(99,271)			(99,271)		(99,271)
Common Stock distributed to employees		189,617			5,681			5,681		5,681
Common Stock acquired from employees		(45,857)			(1,376)			(1,376)		(1,376)
Deferred tax benefit retained				57,117				57,117		57,117
IBG, Inc.'s allocable share of capital contribution to THE				3,813				3,813	33,187	37,000
Comprehensive income, after May 3, 2007:
Net income						48,160		48,160	568,251	616,411
Cumulative translation adjustment, net of income taxes of ($2,388)						—	4,109	4,109	56,540	60,649

Total comprehensive income after May 3, 2007						48,160	4,109	52,269	624,791	677,060

Balance, December 31, 2007	—	40,143,860	433	450,667	(94,966)	48,160	4,109	408,403	3,165,421	3,573,824
Common Stock distributed to employees		458,655			13,881			13,881		13,881
Common Stock acquired under Stock Repurchase Program		(65,800)			(866)			(866)		(866)
Common Stock issued pursuant to stock plans		2,065,432	20	35,579				35,599		35,599
Treasury stock, unearned compensation		(2,065,432)			(35,599)			(35,599)		(35,599)
Redemption of non-controlling interests									(72,015)	(72,015)
Redemption of former members' interest				(409)				(409)	(3,577)	(3,986)
Dividends paid by IBG LLC to non-controlling interests									(222,784)	(222,784)
Comprehensive income:
Net income						93,047		93,047	1,028,554	1,121,601
Cumulative translation adjustment, net of income taxes of ($117)							(202)	(202)	(1,392)	(1,594)

Total comprehensive income						93,047	(202)	92,845	1,027,162	1,120,007

Balance, December 31, 2008	—	40,536,715	453	485,837	(117,550)	141,207	3,907	513,854	3,894,207	4,408,061
Common Stock distributed to employees		680,164			17,898			17,898		17,898
Common Stock issued pursuant to stock plans		2,448,031	25	42,764				42,789		42,789
Treasury stock, unearned compensation		(2,448,031)			(42,789)			(42,789)		(42,789)
Redemption of non-controlling interests									(14,738)	(14,738)
Redemption of former-member interests				(17)				(17)	(147)	(164)
Dividends paid by IBG LLC to non-controlling interests									(124,757)	(124,757)
Reduction in non-controlling interest in subsidiary				2				2	20	22
Comprehensive income:
Net income						36,202		36,202	453,912	490,114
Cumulative translation adjustment, net of income taxes of $4,072							7,007	7,007	93,688	100,695

Total comprehensive income						36,202	7,007	43,209	547,600	590,809

Balance, December 31, 2009	$—	41,216,879	$478	$528,586	$(142,441)	$177,409	$10,914	$574,946	$4,302,185	$4,877,131

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

1. Organization and Nature of Business

        Interactive Brokers Group, Inc. ("IBG, Inc." or the "Company") is a Delaware holding company whose primary asset is its ownership of approximately 10.5% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, "IBG LLC" or the "Group"). The accompanying consolidated financial statements of IBG, Inc. reflect the consolidation of IBG, Inc.'s investment in IBG LLC for all periods presented (Note 4). IBG LLC is an automated global market maker and electronic broker specializing in routing orders and processing trades in securities, futures and foreign exchange instruments.

        IBG LLC is a Connecticut limited liability company that conducts its business through its operating subsidiaries (collectively called the "Operating Companies"): Timber Hill LLC ("TH LLC"), Timber Hill Europe AG ("THE"), Timber Hill Securities Hong Kong Limited ("THSHK"), Timber Hill Australia Pty Limited ("THA"), Timber Hill Canada Company ("THC"), Interactive Brokers LLC ("IB LLC") and subsidiaries, Interactive Brokers Canada Inc. ("IBC"), Interactive Brokers (U.K.) Limited ("IBUK"), Interactive Brokers (India) Private Limited ("IBI"), Interactive Brokers Hungary KFT ("IBH"), IB Exchange Corp. ("IBEC"), Interactive Brokers Securities Japan, Inc. ("IBSJ"), Interactive Brokers Software Services Estonia OU ("IBEST") and Interactive Brokers Software Services Rus ("IBRUS").

        Certain of the Operating Companies are members of various securities and commodities exchanges in North America, Europe and the Asia/Pacific region. Other than IB LLC, IBUK, IBC and IBI, the Operating Companies do not carry securities accounts for customers or perform custodial functions relating to customer securities.

2. Significant Accounting Policies

Basis of Presentation

        These consolidated financial statements are presented in U.S. dollars and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding financial reporting with respect to Form 10-K and accounting standards under the FASB Accounting Standards Codification, which became effective as of July 1, 2009 and applies to all financial statements issued after September 15, 2009. The Codification replaced the previous four level Generally Accepted Accounting Principles ("GAAP") hierarchy of authoritative accounting and reporting guidance ("Levels A through D"), other than the rules and interpretive releases of the SEC, with two levels, "authoritative" and "non-authoritative". Authoritative guidance is comprised of literature issued by the FASB and its predecessor organizations, as presented in the Codification. The ASC is comprised of four (4) principal "Areas"—Presentation, Financial Statement Line Items, Broad Transactions and Industry Content. Non-authoritative guidance is comprised of all "non-grandfathered, non-SEC accounting literature" not included in the Codification.

        Adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, now a sub-topic within ASC 810, Consolidation, as of January 1, 2009 required the Company to report non-controlling interests in subsidiaries (formerly reported as "minority interests") as a separate component of equity in the current period and had the retrospective effect of increasing reported equity in the consolidated statement of financial position by $3,894,207 as of December 31, 2008. ASC 810 also required changes in presentation and retrospective disclosure of

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

non-controlling interests in the statements of income, of cash flows and of changes in equity for all periods presented. Accordingly, the accompanying consolidated financial statements are presented as if ASC 810 had been applicable historically. Non-controlling interests in subsidiaries reported in Equity in the consolidated statement of financial condition includes immaterial non-controlling interests in subsidiaries of IBG LLC in addition to IBG Holdings LLC's non-controlling interest in IBG LLC. Net income attributable to non-controlling interests in subsidiaries of IBG LLC, which is collectively immaterial, has been reclassified from other income to net income attributable to non-controlling interests in the consolidated statements of income for all periods presented. The reclassifications made to prior periods had no effect on previously reported net income available to common stockholders or cash flows.

        Gains and losses from foreign currency transactions are included in trading gains and losses where related to market making activities or in interest income where related to investment of customer funds as part of electronic brokerage activities in the consolidated statements of income. Non-U.S. subsidiaries have a functional currency (i.e., the currency in which activities are primarily conducted) that is other than the U.S. dollar. Such subsidiaries' assets and liabilities are translated to U.S. dollars at period-end exchange rates, while revenues and expenses are translated at average exchange rates during the year. Adjustments that result from translating amounts from a subsidiary's functional currency to the U.S. dollar are reported in redeemable members' interests or stockholders' equity as a component of accumulated other comprehensive income.

        Translation reported for the current period in the consolidated statement of cash flows, excludes translation on settled currency trading positions. For comparison purposes, previously reported translation of ($87,552) for the year ended December 31, 2008 has been excluded, and prior reported changes in operating assets and liabilities have likewise been adjusted for the correction of this error. This change had no effect on total cash provided by operating activities or the total change in cash for the periods presented.

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

Principles of Consolidation

        The consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries. As sole managing member of IBG LLC, IBG, Inc. exerts control over the Group's operations. In accordance with ASC 810 (SFAS No. 160), the Company consolidates the Group's consolidated financial statements and records as non-controlling interest the interests in the Group that IBG, Inc. does not own. The Company's policy is to consolidate all entities of which it owns more than 50% unless it does not have control. All inter-company balances and transactions have been eliminated. IBG, Inc. would also consolidate any Variable Interest Entities ("VIEs") pursuant to ASC 860, Transfers and Servicing and ASC 810 (which incorporate provisions from former FASB Interpretation

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

("FIN") No. 46(R)) of which it is the primary beneficiary. IBG, Inc. currently is not the primary beneficiary of any such entities and therefore no VIEs are included in the consolidated financial statements.

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

Fair Value

        At December 31, 2009 and 2008, substantially all of IBG, Inc.'s assets and liabilities, including financial instruments, were carried at fair value based on published market prices and are marked to marked daily, or were assets which are short-term in nature (such as U.S. government treasury bills or spot foreign exchange) and were carried at amounts that approximate fair value.

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

        Financial instruments owned and financial instruments sold, but not yet purchased, except forward currency contracts and certain corporate debt securities, which are classified as Level 2 financial instruments, are classified within Level 1 of the fair value hierarchy. Level 1 financial instruments, which are valued using quoted market prices as published by exchanges and clearing houses or otherwise broadly distributed in active markets, include U.S. government and sovereign obligations, active listed securities, options, futures, options on futures and corporate debt securities. IBG, Inc. does not adjust quoted prices for Level 1 financial instruments, even in the event that the Company may hold a large position whereby a purchase or sale could reasonably impact quoted prices. Currency

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

forward contracts are classified as Level 2 financial instruments as such instruments are not exchange-traded. Corporate debt securities that are not actively traded are also classified in Level 2.

Earnings Per Share

        Earnings per share ("EPS") is computed in accordance with ASC 260, Earnings per Share (formerly SFAS No. 128). Shares of Class A and Class B common stock share proportionately in the earnings of IBG, Inc. Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period. Diluted earnings per share are calculated utilizing the Company's basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for dilutive potential common shares.

Stock-Based Compensation

        IBG, Inc. follows ASC 718, Compensation—Stock Compensation (formerly SFAS No. 123(R)), to account for its stock-based compensation plans. ASC 718 requires all share-based payments to employees to be recognized in the financial statements using a fair value-based method. As a result, IBG, Inc. expenses the fair value of stock granted to employees over the related vesting period.

Cash and Cash Equivalents

        IBG, Inc. defines cash equivalents as short-term, highly liquid securities and cash deposits with original maturities of three months or less, other than those used for trading purposes.

Cash and Securities—Segregated for Regulatory Purposes

        As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets. In addition, substantially all of the Operating Companies are members of various clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities. Securities segregated for regulatory purposes consisted of Federal Deposit Insurance Corporation insured corporate bonds of $441,391 at December 31, 2009, which were recorded as Level 2 financial instruments.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

        IBG, Inc. also enters into currency forward contracts. These transactions, which are also reported on a trade date basis, are agreements to exchange a fixed amount of one currency for a specified amount of a second currency at completion of the currency forward contract term. Unrealized mark-to-market gains and losses on currency forward contracts are reported as components of financial instruments owned or financial instruments sold but not yet purchased in the consolidated statements of financial condition. Net earnings or losses are reported as components of interest income in the consolidated statements of income.

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

Investments

        IBG, Inc. makes certain strategic investments and accounts for these investments under the cost method of accounting or under the equity method of accounting as required under ASC 323, Investments—Equity Method and Joint Ventures (formerly APB Opinion No. 18). Investments are accounted for under the equity method of accounting, when IBG, Inc. has significant influence over the investee. Investments accounted for under the equity method, including where the investee is a limited

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

partnership or limited liability company, are recorded at the fair value amount of IBG, Inc.'s investment and adjusted each period for IBG, Inc.'s share of the investee's income or loss. IBG, Inc.'s share of the income or losses from equity investments is reported as a component of other income in the consolidated statements of income and the recorded amounts of IBG, Inc.'s equity investments, which are included in other assets in the consolidated statements of financial condition, increase or decrease accordingly. Distributions received from equity investees are recorded as reductions to the respective investment balance.

        Investments accounted for under the cost method are recorded at the fair value of IBG, Inc.'s investment at inception. IBG, Inc. records investment income to the extent of dividends received on such investments. In February 2009, the Company invested $7,500 in Quadriserv Inc., an electronic securities lending platform provider, which investment is being accounted for under the cost method.

        A judgmental aspect of accounting for investments is evaluating whether an other-than-temporary decline in the value of an investment has occurred. The evaluation of an other-than-temporary impairment is dependent on specific quantitative and qualitative factors and circumstances surrounding an investment, including recurring operating losses, credit defaults and subsequent rounds of financing. None of IBG, Inc.'s equity investments have readily determinable market values. All equity investments are reviewed for changes in circumstances or occurrence of events that suggest IBG, Inc.'s investment may not be recoverable. If an unrealized loss on any investment is considered to be other-than-temporary, the loss is recognized in the period the determination is made. IBG, Inc. also holds exchange memberships and investments in equity securities of certain exchanges as required to qualify as a clearing member, and strategic investments in corporate stock that do not qualify for equity method accounting. Such investments are recorded at cost or, if an other-than-temporary impairment in value has occurred, at a value that reflects management's estimate of the impairment, and are included in other assets in the consolidated statements of financial condition. Dividends are recognized as a component of other income as such dividends are received.

        As a result of a recapitalization transaction and a sale by W. R. Hambrecht + Co. Inc. of its remaining assets, the Company recorded a permanent impairment loss of $6,397 for the year ended December 31, 2009 on its loans to and warrants to purchase approximately 25.86% of W.R. Hambrecht + Co. Inc., reducing the book value of these investments to $-0-.

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

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

Comprehensive Income and Foreign Currency Translation

        Comprehensive income consists of two components: net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are included in stockholders' equity but are excluded from net income. IBG, Inc.'s other comprehensive income is comprised of foreign currency translation adjustments.

        IBG, Inc.'s international Operating Companies have a functional currency (i.e., the currency in which activities are primarily conducted) that is other than the U.S. dollar. Such subsidiaries' assets and liabilities are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the period. Translation gains and losses from market making and electronic brokerage activities, respectively, are included in trading gains and in other income in the accompanying consolidated statements of income. Adjustments that result from translating amounts from a subsidiary's functional currency are reported as a component of accumulated other comprehensive income.

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

Income Taxes

        IBG, Inc. accounts for income taxes in accordance with ASC 740, Income Taxes (which incorporates formerly SFAS No. 109 and FIN No. 48), "Income Taxes," which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of assets and liabilities, including the accounting for uncertainty of income tax positions recognized in financial statements, prescribing a "more likely than not" threshold and measurement attribute for recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in an income tax return.

        The Company's provision for income taxes is comprised of two (2) principal components: (1) the Group's consolidated income tax expense, and (2) the Company's U.S. Federal and state income taxes on its proportionate share of the Group's income that is subject to tax.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

        The Group has historically operated in the United States as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. Accordingly, the Group's income, which is allocated proportionately to the Group's members, the Company and IBG Holdings LLC, is not subject to U.S. federal income taxes at the Group level. Taxes related to income earned by partnerships represent obligations of the individual partners. Therefore, income taxes attributable to the Group and included in income tax expense in the Company's consolidated statements of income are primarily incurred in non-U.S. subsidiaries. Outside the United States, the Group principally operates through subsidiary corporations and is subject to local income taxes. In addition, state and local income taxes include taxes assessed on the Group by jurisdictions that do not recognize the Group's limited liability company status. Foreign income taxes paid by the Group on dividends received are also reported as income taxes.

        IBG, Inc. recognizes interest related to income tax matters as interest income or expense and penalties related to income tax matters as income tax expense.

Recently Issued Accounting Pronouncements

        Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates ("ASU's") as the means to add to or delete from, or to amend the ASC. Following is a summary of recently issued ASU's that may affect the Company's consolidated financial statements:

	Affects	Status
ASU 2009-05	Measuring Liabilities at Fair Value—provides guidance on the measurement of the fair value of liabilities under ASC 820.	Effective for interim and annual periods beginning after August 28, 2009
ASU 2009-07	Accounting for Various Topics—Technical corrections to SEC references in the ASC.	Upon issuance
ASU 2009-08	Earnings per Share—amendment to ASC 260-10-S99 (SEC Update)	Upon issuance
ASU 2009-09	Accounting for Investments—Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees—amendments to ASC 323-10-S99 and ASC 505-50-S99 (SEC Update)	Upon issuance
ASU 2009-10	Financial Services—Brokers and Dealers: Investments—Other—amendment to ASC 940-325 (SEC Update)	Upon issuance
ASU 2009-12
	Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent)—Amends ASC 820 to offer investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share.	Periods ending after December 15, 2009

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

	Affects	Status
ASU 2009-13 (formerly EITF Issue 08-1)	Multiple Deliverable Revenue Arrangements—Amends ASC 605-25	Fiscal years beginning on or after June 15, 2010, early adoption permitted
ASU 2009-14 (formerly EITF Issue 09-3)
	Certain Revenue Arrangements That Include Software Elements—Amends ASC985-605 and 985-605-13 to exclude from their scope tangible products that contain software and non-software components that function together to deliver the products essential functionality.	Fiscal years beginning on or after June 15, 2010, early adoption permitted
ASU 2009-15	Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing	Periods beginning on or after December 15, 2009
ASU 2009-16	Transfers and Servicing: Accounting or Transfers of Financial Assets—Amends ASC 860—eliminates exceptions for qualifying special purpose entities and for certain mortgage securitizations.	Periods beginning after November 15, 2009
ASU 2009-17	Improvements to Financial Reporting by Enterprises Involved with Variable Interest Enterprises—Amends ASC 810 for the issuance of SFAS No. 167	Periods beginning on or after December 15, 2009
ASU 2010-09	Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements	Upon issuance

        Adoption of those ASU's that became effective during 2009 and in 2010, prior to the issuance of the financial statements, did not have a material effect on the Company's consolidated financial statements. Management is assessing the potential impact on the Company's financial statements of adopting ASU's that will become effective in the future.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which SFAS is now a sub-topic within ASC 805, Business Combinations. ASC 805-10 replaced SFAS No. 141, mandating changes in the accounting for business combinations most notably that changes in purchase price allocations, if made, are required to be applied retrospectively, whereas under SFAS No. 141, such changes were applied prospectively. ASC 805-10 was effective for an entity's fiscal year beginning after December 15, 2008, and early adoption was not permitted. The Company cannot anticipate whether ASC 805-10 will have a material effect on its consolidated financial statements as such effect would be solely dependent on whether or when the Company enters into business combinations in the future and the terms of such transactions.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which SFAS is now a sub-topic within ASC 815, Derivatives and Hedging. ASC 815-10 requires enhanced disclosures about an entity's derivative and hedging activities, and is effective for financial statements issued for fiscal years

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

beginning after November 2008. Adoption of ASC 815-10 did not have a material effect on consolidated financial statements.

        In November 2008, the SEC issued its "Roadmap for the Potential Use of Financial Statements Prepared in Accordance with International Financial Reporting Standards by U.S. Issuers" ("IFRS Roadmap"). The IFRS Roadmap would require SEC registrants to prepare their financial statements in accordance with International Financial Reporting Standards ("IFRS") as issued by the International Accounting Standards Board in 2014. IFRS is increasingly being applied by financial statement preparers in countries outside the U.S. One of the stated purposes of the IFRS Roadmap is that adopting IFRS will provide a global set of high-quality accounting standards so that U.S. investors would have an enhanced ability to compare financial information of U.S. companies with that of non-U.S. Companies. In issuing the IFRS Roadmap, the SEC stated that, in 2011, it will determine whether to proceed with rulemaking to require the use of IFRS by U.S. registrants beginning in 2014. The comment period on the IFRS Roadmap ended in April 2009. Further definitive guidance from the SEC regarding the IFRS Roadmap is pending. Management is assessing the potential impact of adopting IFRS on the Company's consolidated financial statements.

        ASC 855, Subsequent Events (formerly SFAS No. 165), was issued in May 2009, effective for interim and annual periods ending after June 15, 2009 and extends disclosure requirements of subsequent events to include the date through which subsequent events have been evaluated for adjustment to or disclosure in financial statements and the basis for that date. The date to be used will represent either the date the financial statements were "issued" or the date such financial statements were "available to be issued". ASC 855 defines "issued" as the date when financial statements are widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that complies with the Codification and defines "available to be issued" as financial statements that are complete in a form and format that complies with the Codification and all approvals necessary for issuance have been obtained. As an SEC registrant, the Company is required to evaluate subsequent events through the date its financial statements are issued. Adoption of ASC 855 for the period ended December 31, 2009 did not have a material effect on the Company's consolidated financial statements.

        ASC 860, Transfers and Servicing, incorporates former SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB No. 140, which was issued in June 2009 and will be effective for interim and annual periods beginning after January 1, 2010. These pending provisions of ASC 860 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. The concept of a "qualifying special-purpose entity" ("SPE") is eliminated under these pending provisions of ASC 860, which also changes the requirements for derecognizing financial assets and requires additional disclosures. Management is assessing the potential impact of adopting these pending provisions of ASC 860 on the Company's consolidated financial statements.

        ASC 810, Consolidations, incorporates former SFAS No. 167, Amendments to FASB Interpretation No. 46(R). These pending provisions of ASC 810 revise former FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) and therefore should be consolidated. Consolidation of Variable Interest Entities

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

("VIE's") would be based on the target entity's purpose and design as well as the reporting entity's ability to direct the target's activities, among other criteria. SFAS No. 167 was issued in June 2009 and will be effective for interim and annual periods beginning after January 1, 2010. Management is assessing the potential impact of adopting these pending provisions of ASC 810 on the Company's consolidated financial statements.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

3. Trading Activities and Related Risks (Continued)

activities by monitoring collateral values on a daily basis and requiring additional collateral to be deposited with or returned to IBG, Inc. as permitted under contractual provisions.

Concentrations of Credit Risk

        IBG, Inc.'s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of December 31, 2009, the Company did not have any concentrations of credit risk.

Off-Balance Sheet Risks

        IBG, Inc. may be exposed to a risk of loss not reflected in the consolidated financial statements for futures products, which represent obligations of IBG, Inc. to settle at contracted prices, which may require repurchase or sale in the market at prevailing prices. Accordingly, these transactions result in off-balance sheet risk as IBG, Inc.'s cost to liquidate such futures contracts may exceed the amounts reported in IBG, Inc.'s consolidated statements of financial condition.

4. Equity and Earnings Per Share

        In connection with its IPO in May 2007, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC's financial results into its financial statements. IBG Holdings LLC wholly owns all Class B common stock, which common stock has voting rights in proportion to its ownership interests in IBG LLC, approximately 89.5% as of December 31, 2009. The consolidated financial statements reflect the results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC, and IBG Holdings LLC's ownership interests in IBG LLC are reported as non-controlling interests.

        Adoption of ASC 810 as of January 1, 2009 (Note 2) required the Company to report non-controlling interests in subsidiaries (formerly reported as "minority interests") as a separate component of equity in the current period and had the retrospective effect of increasing reported equity in the consolidated statement of financial position by $3,894,207 as of December 31, 2008.

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

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

4. Equity and Earnings Per Share (Continued)

  •
  U.S. corporate federal income taxes, since the Group operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. Historically, the Group's income was not subject to U.S. federal income taxes. Taxes related to income earned by partnerships represent obligations of the individual partners. Prior to May 4, 2007, income taxes reported on the consolidated statements of income were primarily attributable to taxes incurred by non-U.S. entities. Outside the United States, the Group principally operates through subsidiary corporations and is subject to local income taxes. Foreign income taxes paid on dividends received are also reported as income taxes. Prior to May 4, 2007, state and local income taxes reported in the consolidated statements of income represent taxes assessed by jurisdictions that do not recognize the Group's limited liability company status. Subsequent to the IPO, the consolidated financial statements of IBG, Inc. include U.S. federal and state income taxes on its allocable share of the taxable income of the Group, giving effect to the post-IPO structure; and

  •
  non-controlling interest reflecting IBG Holdings LLC's ownership of IBG LLC membership interests.

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

        In connection with the consummation of the IPO, IBG Holdings LLC used the net proceeds to redeem 10.0% of members' interests in IBG Holdings LLC in proportion to their interests. Immediately following the Recapitalization and IPO, IBG Holdings LLC owned approximately 90% of IBG LLC and 100% of IBG, Inc.'s Class B common stock, which has voting power in IBG, Inc. proportionate to the extent of IBG Holdings LLC's ownership of IBG LLC.

        The Exchange Agreement also provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from IBG Holdings LLC, which is expected to result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

4. Equity and Earnings Per Share (Continued)

annual basis, holders of IBG Holdings LLC member interests will be able to request redemption of such member interests over an eight (8) year period following the IPO; 12.5% annually for seven (7) years and 2.5% in the eighth year. The primary manner in which redemptions are expected to be funded is from the proceeds from sales of additional shares of Common Stock, although there have been no such additional sales of Common Stock through December 31, 2009. Three hundred sixty (360) million shares of authorized Common Stock were reserved for such future sales.

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

	Fair Value	Price per Equivalent Class A Share
2008	$72,015	$29.99
2009	14,738	14.85

        As a consequence of these transactions, and distribution of shares to employees (Note 6), IBG, Inc.'s interest in IBG LLC has increased to approximately 10.5%, with IBG Holdings LLC owning the remaining 89.5% as of December 31, 2009. The redemptions also resulted in an increase in the IBG Holdings LLC interest held by Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 85.4%.

        As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc. the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. A deferred tax asset of $380,785 was recorded as of the IPO date, which deferred tax asset is being amortized as additional deferred income tax expense over 15 years, as allowable under current tax law. As of December 31, 2009 and 2008, the unamortized balance of the deferred tax asset was $333,304 and $351,632, respectively. IBG, Inc. also entered into an agreement (the "Tax Receivable Agreement") with IBG Holdings LLC to pay IBG Holdings LLC (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of the tax basis increase. As of the IPO date, a payable to IBG Holdings LLC of $323,668 was recorded by IBG, Inc. Amounts payable under the Tax Receivable Agreement are subject to repayment to IBG Holdings LLC annually upon the filing of IBG, Inc.'s federal income tax return. The remaining 15%, $57,117, was accounted for as a permanent increase to additional paid-in capital in the consolidated statement of financial condition. The Company paid IBG Holdings LLC $14,788 and $9,898 in December 2009 and 2008 respectively, pursuant to the terms of the Tax Receivable Agreement.

        Since consummation of the IPO and Recapitalization, IBG, Inc.'s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As described previously in Note 2 and in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of IBG Holdings LLC's ownership of IBG LLC. At December 31, 2009,

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

4. Equity and Earnings Per Share (Continued)

1,000,000,000 shares of Class A common stock are authorized, of which 47,784,286 and 45,336,255 shares have been issued as of December 31, 2009 and 2008, respectively. 41,216,779 and 40,536,615 shares were outstanding as of December 31, 2009 and 2008, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of December 31, 2009 and 2008, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of December 31, 2009 and 2008 respectively.

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

Earnings per Share

        Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period:

	2009	2008	Period from May 4, 2007 through December 31, 2007
Basic earnings per share:
Net income available for common stockholders	$36,202	$93,047	$48,160

Weighted average shares of common stock outstanding:
Class A	40,973,190	40,434,173	40,153,506
Class B	100	100	100

	40,973,290	40,434,273	40,153,606

Basic earnings per share	$0.88	$2.30	$1.20

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

4. Equity and Earnings Per Share (Continued)

        Diluted earnings per share are calculated utilizing the Company's basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for dilutive potential common shares (2008 and 2007 adjusted):

	2009	2008	Period from May 4, 2007 through December 31, 2007
Diluted earnings per share:
Net income available for common stockholders—basic	$36,202	$93,047	$48,160
Adjustments for potentially dilutive common shares	—	—	—

Net income available for common stockholders	$36,202	$93,047	$48,160

Weighted average shares of common stock outstanding:
Class A:
Issued and outstanding	40,973,190	40,434,173	40,153,506
Potentially dilutive common shares:
Issuable pursuant to 2007 ROI Unit Stock Plan	826,199	1,026,745	1,174,238
Class B	100	100	100

	41,799,489	41,461,018	41,327,844

Diluted earnings per share	$0.87	$2.24	$1.16

5. Financial Instruments Owned and Sold, But Not Yet Purchased, at Fair Value

        Financial instruments owned, including those pledged as collateral, and financial instruments sold, but not yet purchased consisted of the following, at fair value, as follows at December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Owned	Sold, But Not Yet Purchased	Owned	Sold, But Not Yet Purchased
Stocks	$4,052,636	$4,349,918	$2,841,974	$5,365,694
Options	4,717,693	4,336,625	7,893,668	8,110,754
U.S. and foreign government obligations	358,489	—	286,563	—
Warrants	88,093	—	78,382	—
Corporate bonds	80,550	76,032	4,671	52
Discount certificates	46,521	—	8,171	—
Currency forward contracts	—	626	1,232	257

	$9,343,982	$8,763,201	$11,114,661	$13,476,757

        The following tables set forth, by level within the fair value hierarchy (Note 2), financial instruments owned and financial instruments sold, but not yet purchased, which consisted of the following, at fair value as of December 31, 2009 and 2008. As required by ASC 820, assets and

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

5. Financial Instruments Owned and Sold, But Not Yet Purchased, at Fair Value (Continued)

liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Financial Assets At Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Securities owned:
Stocks	$4,052,636	$—	$—	$4,052,636
Options	4,717,693			4,717,693
U.S. and foreign government obligations	358,489			358,489
Warrants	88,093			88,093
Corporate bonds	54,157	26,393		80,550
Discount certificates	46,521			46,521

	$9,317,589	$26,393	$—	$9,343,982

	Financial Liabilities At Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Securities sold, not yet purchased:
Stocks	$4,349,918	$—	$—	$4,349,918
Options	4,336,625			4,336,625
Corporate bonds	41,010	35,022		76,032
Currency forward contracts	—	626		626

	$8,727,553	$35,648	$—	$8,763,201

	Financial Assets At Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Securities owned:
Stocks	$2,841,974	$—	$—	$2,841,974
Options	7,893,668			7,893,668
U.S. and foreign government obligations	286,563			286,563
Warrants	78,382			78,382
Corporate bonds	4,671			4,671
Discount certificates	8,171			8,171
Currency forward contracts	—	1,232		1,232

	$11,113,429	$1,232	$—	$11,114,661

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

5. Financial Instruments Owned and Sold, But Not Yet Purchased, at Fair Value (Continued)

	Financial Liabilities At Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Securities sold, not yet purchased:
Stocks	$5,365,694	$—	$—	$5,365,694
Options	8,110,754			8,110,754
Corporate bonds	52			52
Currency forward contracts	—	257		257

	$13,476,500	$257	$—	$13,476,757

6. Collateral

        The Company enters into securities borrowing and lending transactions and agreements to repurchase and resell securities to finance trading inventory, to obtain securities for settlement and to earn residual interest rate spreads. In addition, the Company's customers pledge their securities owned to collateralize margin loans. Under these transactions, the Company either receives or provides collateral, including equity, corporate debt and U.S. government securities. Under many agreements, the Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties to cover short positions. At December 31, 2009 and 2008, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was approximately $9.8 and $8.7 billion, respectively, of which $5.7 and $6.0 billion, respectively had been repledged or resold, of which some were deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3. The sources of collateral at December 31, 2009 and 2008 were: securities lending transactions and agreements to resell of $5.3 billion and $6.7 billion; and customer margin securities of $4.5 billion and $2.2 billion, respectively.

        In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. At December 31, 2009, substantially all government obligations owned were pledged to clearing organizations.

        Financial instruments owned and pledged, where the counterparty has the right to repledge, at December 31, 2009 and 2008 consisted of the following:

	December 31,
	2009	2008
Stocks	$1,180,923	$778,617
U.S. and foreign government obligations	353,115	286,563

	$1,534,038	$1,065,180

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

7. Investments

        The Company has certain strategic investments in electronic exchange and investment banking platforms that it accounts for under the equity method of accounting, recording its share of the investee's income or loss in other income (Note 11) in the consolidated statement of income. As of December 31, 2009 and 2008, the carrying values of these investments were:

	December 31,
	2009	2008
OneChicago LLC	$14,907	$16,304
Boston Options Exchange, LLC ("BOX")	6,243	7,937
W.R. Hambrecht + Co., Inc. 2007 Note and Warrants	—	5,483
CBOE Stock Exchange, LLC	4,349	4,475
Factor Advisors, LLC	1,499	—

        Transactions and related balances with equity investees were:

	Year ended December 31,
	2009	2008	2007
Transactions with BOX:
Other income (market maker incentives)	$747	$1,212	$959
Exchange fees (execution and clearing expenses)	$2,358	$853	$4,182

	December 31,
	2009	2008
Receivable from/Payable to BOX:
Receivable (other assets)	$208	$251
Payable (accounts payable, accrued exenses and other liabilities)	$393	$917

        As a result of a recapitalization transaction and the sale of assets, the Company recorded a permanent impairment loss of $6.4 million for the year ended December 31, 2009 on its loans to and warrants to purchase approximately 25.86% of W.R. Hambrecht + Co. Inc., reducing the book value of these investments to $-0-.

        In February 2009, the Company invested $7.5 million in Quadriserv Inc., an electronic securities lending platform provider, which investment is accounted for under the cost method.

8. Short-Term Borrowings

        Short-term borrowings consist primarily of collateralized borrowing facilities with clearing banks in multiple currencies that bear interest at fluctuating overnight rates based on interbank funds rates prevailing in the respective currencies. In addition, the Group has available secured and unsecured overnight bank loan facilities. All short-term borrowings outstanding at December 31, 2009 and 2008 were either repaid on the next business day or rolled forward and, accordingly, their carrying values approximated their fair values.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

8. Short-Term Borrowings (Continued)

        As of December 31, 2009 and 2008, short-term borrowings consisted of:

	2009		2008
	Principal	Weighted Average Rates	Principal	Weighted Average Rates
Overnight borrowing facilities	$320,803	0.11%	$132,247	0.66%
Secured bank loans	—	n/a	75,870	1.99%

	$320,803		$208,117

        Interest expense on short term borrowings for each of the three years ended December 31, 2009, 2008 and 2007 was $5,346, $49,522 and $40,345, respectively.

9. Senior Notes Payable

        At December 31, 2009 and 2008, IBG LLC had $205,777 and $143,054, respectively, of 7% senior notes outstanding, which were privately placed to certain qualified customers of IB LLC. All of the senior notes outstanding at December 31, 2009 had either a 15-month or an 18-month maturity. IBG LLC may, solely at its option, redeem the senior notes at any time on or after a specified date in the third month or the sixth month, respectively, after the date on which the senior notes are issued and sold (the "Optional Redemption Date"), at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued interest. Historically, IBG LLC has redeemed these senior notes at their Optional Redemption Dates. The carrying value of the senior notes approximated their fair value since they are short-term in nature. In 2009, 2008 and 2007, IBG LLC redeemed $445,393, $491,968 and $448,888 of senior notes, which included $143,054, $160,456 and $150,598 of senior notes issued in 2008, 2007 and 2006, respectively. During the period from January 1 through February 26, 2010, total senior notes issued were $101,466, and senior notes issued in 2009 which were redeemed totaled $97,770, respectively. Interest expense on senior notes was $11,539, $11,978 and $10,762 for the three years ended December 31, 2009, 2008 and 2007, respectively.

10. Senior Secured Revolving Credit Facility

        On May 19, 2009, IBG LLC entered into a $100 million one-year senior secured revolving credit facility with Bank of America, N.A. as administrative agent and Citibank, N.A., as syndication agent. IBG LLC is the sole borrower under this credit facility, which is required to be guaranteed by IBG LLC's domestic non-regulated subsidiaries (currently there are no such entities). The facility's interest rate is indexed to the overnight federal funds rate or to the LIBOR rate for the relevant term, at the borrower's option, and is secured by a first priority interest in all of the capital stock of each entity owned directly by IBG LLC (subject to customary limitations with respect to foreign subsidiaries). The facility may be used to finance working capital needs and general corporate purposes, including downstreaming funds to IBG LLC's regulated broker-dealer subsidiaries as regulatory capital. This allows IBG LLC to take advantage of market opportunities when they arise, while maintaining

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

10. Senior Secured Revolving Credit Facility (Continued)

substantial excess regulatory capital. The financial covenants contained in this credit facility are as follows:

  •
  minimum consolidated shareholders' equity, as defined, of $3.3 billion, with quarterly increases equal to 25% of positive consolidated income;

  •
  maximum total debt to capitalization ratio of 30%;

  •
  minimum liquidity ratio of 1.0 to 1.0; and

  •
  maximum total debt to net regulatory capital ratio of 35%.

As of December 31, 2009, no borrowings were outstanding under this credit facility and IBG LLC was in compliance with all of the covenants. This credit facility replaced a $300 million senior secured revolving credit facility that matured on May 19, 2009.

11. Other Income

        The components of other income for the three years ended December 31, 2009, 2008 and 2007 were:

	2009	2008	2007
Payments for order flow	35,073	$48,735	$61,695
Market data fees	23,594	17,590	12,561
Market maker incentives	7,237	15,643	7,372
Gains (Losses) on restricted securities	(2,715)	8,886	5,001
Loss from equity investments	(8,939)	(14,840)	(1,904)
Other, net	7,010	5,616	7,495

	$61,260	$81,630	$92,220

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

12. Defined Contribution and Employee Incentive Plans

Defined Contribution Plan

        The Group offers substantially all employees of U.S.-based Operating Companies who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Group to match 50% of the

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

12. Defined Contribution and Employee Incentive Plans (Continued)

employees' pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years. Included in employee compensation and benefits expenses in the consolidated statements of income were $2,055, $1,803 and $1,519 of plan contributions for the three years ended December 31, 2009, 2008 and 2007, respectively.

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

        As of December 31, 2009 and December 31, 2008, payables to employees for ROI Dollar Units were $22,276 and $24,158, respectively. Of these payable amounts, $6,633 and $3,769 were vested as of December 31, 2009 and December 31, 2008, respectively. These amounts are included in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. Compensation expense for the ROI Dollar Unit plan, included in the consolidated statement of income was $3,934, 7,712 and $8,368 for the years ended December 31, 2009, 2008 and 2007, respectively.

2007 ROI Unit Stock Plan

        In connection with the IPO, IBG, Inc. adopted the Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan (the "ROI Unit Stock Plan"). Under this plan, certain employees of the Group who held ROI Dollar Units, at the employee's option, elected to invest their ROI Dollar Unit accumulated earnings as of December 31, 2006 in shares of Common Stock. An aggregate of 1,271,009 shares of Common Stock (consisting of 1,250,000 shares issued under the ROI Unit Stock Plan and 21,009 shares under the 2007 Stock Incentive Plan, as described below), with a fair value at the date of grant of $38,143, were issued to IBG LLC, to be held as Treasury stock, to be distributed to employees in accordance with the following schedule, subject to the conditions below:

  •
  10% on the date of the IPO (or on the first anniversary of the IPO, in the case of U.S. ROI Unit holders who made the above-referenced elections after December 31, 2006); and

  •
  an additional 15% on each of the first six anniversaries of the date of the IPO, assuming continued employment with IBG, Inc. and compliance with other applicable covenants.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

12. Defined Contribution and Employee Incentive Plans (Continued)

        Of the fair value at the date of grant, $17,806 represented the accumulated ROI Dollar Unit value elected to be invested by employees in Common Stock and such amount was accrued for as of December 31, 2006. The remainder is being ratably accrued as compensation expense by the Group from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule. Compensation expense for the 2007 ROI Unit Stock Plan and related grants under the 2007 Stock Incentive Plan, net of the effect of forfeitures, included in the consolidated statement of income for the years ended December 31, 2009 and 2008, and the period from May 4 through December 31, 2007 was $3,752, $4,888 and $1,484 respectively. Estimated future compensation costs for unvested awards at December 31, 2009 were $12.2 million.

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

        The Stock Incentive Plan is administered by the Compensation Committee of IBG, Inc.'s Board of Directors. The Compensation Committee has discretionary authority to determine which employees are eligible to participate in the Stock Incentive Plan and establishes the terms and conditions of the awards, including the number of awards granted to each employee and all other terms and conditions applicable to such awards in individual grant agreements. Awards are expected to be made primarily through grants of Common Stock. Stock Incentive Plan awards are subject to issuance over time and may be forfeited upon an employee's termination of employment or violation of certain applicable covenants prior to issuance, unless determined otherwise by the Compensation Committee.

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

        IBG, Inc. granted awards of Common Stock in connection with the IPO and is expected to continue to grant awards on or about December 31 of each year following the IPO, to eligible employees as part of an overall plan of equity compensation. Shares of Common Stock granted are issued to IBG LLC, to be held as Treasury Stock, and are distributable to employees in accordance with the following schedule:

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

12. Defined Contribution and Employee Incentive Plans (Continued)

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

        Shares granted to directors vest, and are distributed, over a five-year period (20% per year) commencing one year after the date of grant. Stock Incentive Plan share grants (excluding 21,009 shares issued pursuant to the 2007 ROI Unit Stock Plan above) and the related fair values at the date of grant were:

	Shares	Fair Value at Date of Grant ($000's)
In connection with IPO	927,943	$27,847
July 31, 2007	16,665	404
December 31, 2007	1,055,206	32,876
December 31, 2008	2,065,432	35,600
December 31, 2009	2,448,031	42,796

	6,513,277	$139,523

        On the date of the IPO, 187,953 shares of Common Stock, valued at $5,640, were distributed to employees. During the third quarter of 2007, 45,857 shares valued at $1,376 were purchased by IBG, Inc. from employees in connection with those employees' elections to sell a portion of their shares in order to meet their personal income tax obligations incurred as a result of share distributions. Shares purchased were recorded as Treasury Stock.

        On May 9, 2008, 458,655 shares of Common Stock, with a total grant date fair value of $13.9 million were distributed to employees pursuant to the 2007 ROI Unit Stock Plan and the Stock Incentive Plan. As provided for under the terms of the plans, certain employees elected to sell, and the Company facilitated the sale of, 121,852 of the distributed shares to meet the employees' personal income tax withholding obligations arising from this share distribution.

        On May 11, 2009, 680,164 shares of Common Stock, with a total grant date fair value of $17.9 million were distributed to employees and directors pursuant to the 2007 ROI Unit Stock Plan and the Stock Incentive Plan. As provided for under the terms of the plans, certain employees elected to sell, and the Company facilitated the sale of, 175,362 of the distributed shares to meet the employees' personal income tax withholding obligations arising from this share distribution.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

12. Defined Contribution and Employee Incentive Plans (Continued)

        The following is a summary of Stock Plan activity for the period from May 3, 2007 through December 31, 2009:

	Shares
	2007 Stock Incentive Plan Shares	2007 ROI Unit Stock Plan Shares
Balance, May 3, 2007	—	—
Granted	2,020,823	1,250,000
Forfeited by employees	(9,816)	(2,714)
Distributed to employees	(94,263)	(95,354)

Balance, December 31, 2007	1,916,744	1,151,932
Granted	2,065,432	—
Forfeited by employees	(27,962)	(5,605)
Distributed to employees	(239,141)	(219,514)

Balance, December 31, 2008	3,715,073	926,813
Granted	2,448,031	—
Forfeited by employees	(29,740)	(5,397)
Distributed to employees	(492,310)	(187,854)

Balance, December 31, 2009	5,641,054	733,562

        Estimated future grants under the Stock Incentive Plan are being accrued for ratably during each year under the ASC 718 "Graded Vesting" method. Compensation expense recognized in the consolidated statement of income for the years ended December 31, 2009 and 2008, were $29,440 and $21,034, respectively. Compensation expense recognized in the consolidated statement of income for the year ended December 31, 2007, including amounts accrued under pre-IPO incentive plan formulas, for grants awarded on January 1, 2008, was $11,143. Of this amount, $1,675 was recorded subsequent to the IPO through December 31, 2007. Estimated future compensation costs for unvested awards at December 31, 2009 were $59.7 million.

        Shares granted under the 2007 ROI Unit Stock Plan and the Stock Incentive Plan are subject to forfeiture in the event an employee ceases employment with the Company. The plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans' post-employment provisions will forfeit 50% of unvested previously granted shares unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested shares previously granted. Distributions of remaining shares to former employees will occur annually following the discontinuation of employment over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year. As of December 31, 2009, no shares have been distributed under these post-employment provisions.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

12. Defined Contribution and Employee Incentive Plans (Continued)

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

        The "Agreement as to Member Interest Purchase Rights" (the "Agreement") historically gave IBG LLC the right to repurchase any member's interests at its discretion at any time which, in particular, was triggered by the termination of employment of a member-employee, and also permitted members to sell their interests back to IBG LLC at any time, in every case for an amount equal to management's estimate of fair value, which is book value as defined in the Agreement. Because IBG LLC places a high value on the retention of its key employees, payment for a portion of redeemed interests was contingent on a post-redemption consulting services requirement that, among other conditions, required that a member-employee not compete with IBG LLC in any area of its businesses for five years following the date of redemption. In order to enforce these terms, payment for one-half of the redeemed interests was, under normal conditions, made within five months after the redemption date. Payment for the remaining one-half of the redeemed interests was made five years hence, subject to satisfaction of the consulting services and non-compete provisions of the Agreement. IBG LLC had recognized compensation expense equal to the granted interest by the time of grant. If and when the terms of the five-year consulting and non-compete period were satisfied, IBG LLC recorded a distribution of redeemable members' interests at such time as the remaining payment was made to the member-employee. Should any portion of a member-employee's interests be forfeited, such forfeited member interests would be redistributed among the remaining members in proportion to their holding percentages. During 2009 and 2008, payments were made by IBG LLC for former member interests previously redeemed in the amounts of $192 and $5,044, including accrued interest of $28 and $508, respectively.

13. Income Taxes

        Income tax expense for the three years ended December 31, 2009, 2008 and 2007 differs from the U.S. federal statutory rate due to the differing effective tax rates in foreign, state and local jurisdictions where certain operating companies are subject to corporate taxation. Subsequent to May 4, 2007, income tax expense reflects the combined effective tax rates where the Company is subject to corporate taxation. Prior to May 4, 2007, income tax expense reflects effective tax rates in foreign state and local jurisdictions where certain Operating Companies are subject to corporate taxation.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

13. Income Taxes (Continued)

        Deferred income taxes arise due to the amortization of the deferred tax asset recognized in connection with the IPO (Note 4), mark to market and lower of cost or market valuation of THE's financial assets and liabilities and temporary differences arising from the deductibility of compensation and depreciation expenses in different time periods for book and tax return purposes. For the three years ended December 31, 2009, 2008 and 2007, the provision for income taxes consisted of:

	2009	2008	2007
Current:
Federal	$139	$9,521	$5,133
State and local	(220)	1,133	824
Foreign	76,533	67,618	50,001

Total current	76,452	78,272	55,958

Deferred:
Federal	16,572	15,352	11,372
State and local	(35)	(16)	—
Foreign	(38,610)	34,763	(4,293)

Total deferred	(22,073)	50,099	7,079

	$54,379	$128,371	$63,037

        A reconciliation of the statutory U.S. Federal income tax rate of 35% to the Group's effective tax rate is set forth below:

	2009	2008	2007
U.S. Statutory Tax Rate	35.0%	35.0%	35.0%
Rate benefit attributable to non-controlling interest	(29.2)%	(28.8)%	(21.3)%
State, local and foreign taxes, net of federal benefit	4.1%	4.1%	2.6%
Rate benefit as a limited liability company prior to IPO	0.0%	0.0%	(9.5)%

	10.0%	10.3%	6.8%

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

13. Income Taxes (Continued)

        Significant components of the Company's deferred tax assets (liabilities), which are respectively reported in other assets and in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition, as of December 31, 2009 and 2008 were as follows:

	2009	2008
Deferred tax assets:
Deferred tax asset arising from IPO	$333,304	$351,632
Deferred compensation	2,017	1,202
Other	1,042	2,991

Total deferred tax assets	$336,363	$355,825

Deferred tax liabilities:
Foreign, primarily THE	$24,500	$65,835
Other	6,455	2,408

Total deferred tax liabilities	30,955	68,243

Net deferred tax assets (liabilities)	$305,408	$287,582

        The retained earnings of certain foreign subsidiaries of IBG, Inc., which are considered permanently reinvested, may be subject to additional U.S. income taxes if such earnings were to be distributed. The Company has not provided deferred U.S income taxes since the tax bases of such subsidiaries exceed their book bases.

        As of and for the years ended December 31, 2009 and 2008, the Company had no unrecognized tax liabilities as defined under ASC 740, Income Taxes (formerly FIN No. 48). U.S. entities are subject to tax jurisdiction audits for the years 2006 through 2009. Foreign entities' income tax returns are generally accepted when filed, but the previous two years (2008 and 2009) are subject to audit.

14. Property and Equipment

        Property and equipment which are included in other assets in the consolidated statements of financial condition and are comprised of leasehold improvements, computer hardware, software developed for the Group's internal use and office furniture and equipment, at December 31 consisted of:

	2009	2008
Leasehold improvements	$23,428	$18,244
Computer equipment	10,136	12,038
Internally developed software	31,079	62,234
Office furniture and equipment	5,847	4,718

	70,490	97,234
Less—accumulated depreciation and amortization	(28,802)	(52,964)

Property and equipment , net	$41,688	$44,270

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

14. Property and Equipment (Continued)

        Depreciation and amortization of $21,074, $17,897 and $12,068 for the three years ended December 31, 2009, 2008 and 2007, respectively, is included in occupancy, depreciation and amortization expenses in the consolidated statements of income.

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

        On February 3, 2010, Trading Technologies International, Inc. ("Trading Technologies") filed a complaint, in the United States District Court for the Northern District of Illinois Eastern Division, against Interactive Brokers Group, Inc., IBG LLC, IBG Holdings LLC, and Interactive Brokers LLC ("Defendants") for direct and indirect infringement of five U.S. patents owned by Trading Technologies. The plaintiffs are seeking, among other things, damages and injunctive relief. It is not possible at this time to accurately estimate the possible loss, if any. We believe we have meritorious defenses to the allegations made in the complaint and intend to defend ourselves vigorously against them.

        IBG, Inc. accounts for potential losses related to litigation in accordance with ASC 450, Contingencies (formerly SFAS No. 5). As of December 31, 2009 and, 2008, reserves provided for potential losses related to litigation matters were not material.

Leases

        Operating Companies have non-cancelable operating leases covering office space. All but one of the office space leases are subject to escalation clauses based on specified costs incurred by the respective landlords and contain renewal elections. Rent expense calculated on a straight-line basis for the Group was $12,164, $11,207 and $7,326 for the three years ended December 31, 2009, 2008 and 2007, respectively, and is reported in occupancy, depreciation and amortization expenses in the

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

15. Commitments, Contingencies and Guarantees (Continued)

consolidated statements of income. As of December 31, 2009, the Group's minimum annual lease commitments were as follows:

Year
2010	$10,566
2011	9,443
2012	9,133
2013	8,806
2014	3,996
Thereafter	10,555

$52,499

Guarantees

        Certain of the Operating Companies provide guarantees to securities clearing houses and exchanges which meet the accounting definition of a guarantee under ASC 460, Guarantees (formerly FIN No. 45)., Under the standard membership agreement, members are required to guarantee collectively the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. In the opinion of management, the Operating Companies' liability under these arrangements is not quantifiable and could exceed the cash and securities they have posted as collateral. However, the potential for these Operating Companies to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried on the consolidated statements of financial condition for these arrangements.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

16. Segment and Geographic Information

        IBG, Inc. operates in two business segments, market making and electronic brokerage. IBG, Inc. conducts its market making business principally through its Timber Hill subsidiaries on the world's leading exchanges and market centers, primarily in exchange-traded equities, equity options and equity-index options and futures. IBG, Inc. conducts its electronic brokerage business through its Interactive Brokers subsidiaries, which provide electronic execution and clearing services to customers worldwide.

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

        Management believes that the following information by business segment provides a reasonable representation of each segment's contribution to total net revenues and income before income taxes for the three years ended December 31, 2009, 2008 and 2007, and to total assets as of December 31, 2009 and December 31, 2008:

	Year ended December 31,
	2009	2008	2007
Net revenues:
Market making	$626,395	$1,343,520	$1,031,168
Electronic brokerage	474,415	505,760	425,142
Corporate and eliminations	(470)	1,077	12,063

Total net revenues	$1,100,340	$1,850,357	$1,468,373

Income before income taxes:
Market making	$330,795	$1,027,633	$719,771
Electronic brokerage	231,186	223,983	197,871
Corporate and eliminations	(17,488)	(1,644)	14,138

Total income before income taxes	$544,493	$1,249,972	$931,780

	December 31, 2009	December 31, 2008
Segment assets:
Market making	$17,708,334	$21,227,371
Electronic brokerage	12,289,387	8,152,375
Corporate and eliminations	(3,392,170)	(1,023,111)

Total assets	$26,605,551	$28,356,635

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

16. Segment and Geographic Information (Continued)

        IBG, Inc. operates its automated global business in U.S. and international markets on more than 80 exchanges and market centers. A significant portion of IBG, Inc.'s net revenues are generated by subsidiaries operating outside the United States. International operations are comprised of market making and electronic brokerage activities in 27 countries in Europe, Asia and North America (outside the United States). The following table presents total net revenues and income before income taxes by geographic area for the three years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007
Net revenues:
United States	$751,808	$1,039,699	$994,847
International	349,805	810,010	462,643
Corporate and eliminations	(1,273)	648	10,883

Total net revenues	$1,100,340	$1,850,357	$1,468,373

Income before income taxes:
United States	$411,302	$646,888	$642,665
International	151,603	605,286	276,164
Corporate and eliminations	(18,412)	(2,202)	12,951

Total income before income taxes	$544,493	$1,249,972	$931,780

17. Regulatory Requirements

        At December 31, 2009, aggregate excess regulatory capital for all of the Operating Companies was $3,200,740.

        TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the CFTC's minimum financial requirements (Regulation 1.17). At December 31, 2009, TH LLC had net capital of $1,108,814, which was $1,071,180 in excess of required net capital of $37,634, and IB LLC had net capital of $787,396, which was $702,294 in excess of required net capital of $85,102.

        THE is subject to the Swiss National Bank eligible equity requirement. At December 31, 2009, THE had eligible equity of $1,432,622, which was $1,100,141 in excess of the minimum requirement of $332,481.

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

        At December 31, 2009, all of the Operating Companies were in compliance with their respective regulatory capital requirements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

17. Regulatory Requirements (Continued)

        Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain entities within IBG, Inc. are subject to other regulatory restrictions and requirements.

18. Related Party Transactions

        Receivable from affiliate represents amounts advanced to IBG Holdings LLC and payable to affiliate represents amounts payable to IBG Holdings LLC under the Tax Receivable Agreement (Note 4).

        Included in receivable from and payable to customers in the accompanying consolidated statements of financial condition as of December 31, 2009 and 2008 were account receivables of directors, officers and their affiliates of $7,136 and $71,823 and payables of $123,689 and $55,113, respectively. Included in senior notes payable at December 31, 2009 and 2008 were senior notes purchased by directors and their affiliates of $15,210 and $9,492, respectively.

19. Subsequent Event

        As required by ASC 855-10-50 (formerly paragraph 12 of SFAS No. 165), the Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through February 26, 2010, the date the consolidated financial statements were issued. Other than January 19, 2010, when IBG LLC paid a dividend to its members of $38,130, of which IBG, Inc.'s pro rata allocation was $4,016, no recordable or disclosable events occurred through this date.

*****

SUPPLEMENTARY DATA

Quarterly results (unaudited)

        The Company's unaudited quarterly results for 2009 reflect the consolidated operating results of IBG, Inc and its subsidiaries. The Company's unaudited quarterly results for 2007 reflect the consolidated operating results of IBG LLC and its subsidiaries prior to May 4, 2007 and reflect the consolidated operating results of IBG, Inc. and its subsidiaries from May 4, 2007 through December 31, 2007.

	2009 Quarterly Data
(In millions except per share data)	First	Second	Third	Fourth
Reveunes	$312.5	$354.9	$286.6	$215.8
Interest expense	16.2	22.8	15.1	15.4

Net Revenues	296.3	332.1	271.5	200.4

Non-interest expenses:
Execution and clearing	61.1	70.8	69.5	71.8
Employee compensation and benefits	42.8	42.5	43.0	47.5
Other	25.5	26.6	25.9	28.9

Total non-interest expenses	129.4	139.9	138.4	148.2

Income before income taxes	166.9	192.2	133.1	52.2
Income tax expense	11.8	25.3	12.9	4.3
Non-controlling interests	142.5	154.1	111.7	45.6

Net Income	$12.6	$12.8	$8.5	$2.3

Basic earnings per share	$0.31	$0.31	$0.20	$0.06

Diluted earnings per share	$0.30	$0.31	$0.20	$0.06

	2008 Quarterly Data
	First	Second	Third	Fourth
Reveunes	$641.5	$498.0	$567.9	$474.8
Interest expense	113.1	102.6	70.8	45.5

Net Revenues	528.4	395.4	497.1	429.3

Non-interest expenses:
Execution and clearing	87.1	74.0	82.9	78.7
Employee compensation and benefits	41.4	38.5	39.5	38.6
Other	25.9	23.6	27.2	43.0

Total non-interest expenses	154.4	136.1	149.6	160.3

Income before income taxes	374.0	259.3	347.5	269.0
Income tax expense	33.4	28.6	32.4	34.0
Non-controlling interests	313.4	212.4	287.9	214.7

Net Income	$27.2	$18.3	$27.2	$20.3

Basic earnings per share	$0.68	$0.45	$0.67	$0.50

Diluted earnings per share	$0.66	$0.44	$0.65	$0.49

Reconciliation between U.S. GAAP and pro forma financials for the year ended December 31, 2007, presented as if we had been a public company for the entire period.

INTERACTIVE BROKERS GROUP, INC. AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2007 PRO FORMA CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Year Ended December 31, 2007
	Historical	Adjustments	Pro Forma
	(in millions, except share and per share data)
Statement of Income Data:
Revenues:
Trading gains	$888.1	$—	$888.1
Commissions and execution fees	261.1	—	261.1
Interest income	782.2	—	782.2
Other income	92.2	—	92.2

Total revenues	2,023.6	—	2,023.6

Interest expense	555.2	—	555.2

Total net revenues	1,468.4	—	1,468.4

Non-interest expenses:
Execution and clearing	335.7	—	335.7
Employee compensation and benefits	118.8	—	118.8
Occupancy, depreciation and amortization	26.5	—	26.5
Communications	14.9	—	14.9
General and administrative(1)	40.5	0.2	40.7

Total non-interest expenses	536.4	0.2	536.6

Income before income taxes	932.0	(0.2)	931.8
Income tax expense(2)(3)	46.0	25.2	71.2
Non-controlling interests(4)(5)	(0.2)	(794.4)	(794.6)

Net income	$885.8	$(819.8)	$66.0

Earnings per share(6)
Basic			$1.64

Diluted			$1.59

Weighted average common shares outstanding
Basic			40,142,196

Diluted			41,327,844

NOTES TO PRO FORMA CONSOLIDATED STATEMENTS OF INCOME

Represents adjustments to reflect the following:

(1)
Adjusted for Delaware franchise taxes that will be payable, estimated at $0.165 million annually.

(2)
The income tax adjustments of $25.2 million for the year ended December 31, 2007 represents the sum of the current income tax expense adjustment for this period and the deferred income tax expense adjustment for this period (referenced in footnote 3 below).

(3)
Additional deferred income tax expense will be $25.4 million annually, resulting from the straight-line amortization of the deferred tax asset of $380.8 million arising from the acquisition of the 10.0% member interest in IBG LLC (see footnote 2 above) over 15 years.

(4)
Adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, now a sub-topic within ASC 810, Consolidation, as of January 1, 2009 required the Company to report non-controlling interests in subsidiaries (formerly reported as "minority interests"). ASC 810 also required changes in presentation and retrospective disclosure of non-controlling interests in the statements of income for all periods presented. Net income attributable to non-controlling interests in subsidiaries of IBG LLC, which is collectively immaterial, has been reclassified from other income to net income attributable to non-controlling interests for all periods presented.

(5)
Adjusted for the approximate 89.7% interest in IBG LLC that IBG Holdings LLC holds arising from the Recapitalization and the IPO, including initial share issuances pursuant to employee equity incentive plans (see footnote 6 below). The adjustments are equal to approximately 89.7% of total net income for the twelve month periods presented.

(6)
Pro forma earnings per share calculations (i) include the restricted shares of Common Stock that have been distributed or are to be distributed pursuant to the 2007 ROI Unit Stock Plan and (ii) distribution of restricted shares of Common Stock pursuant to the 2007 Stock Incentive Plan, but excludes shares of Common Stock that are distributable in the future pursuant to the 2007 Stock Incentive Plan.

  Basic pro forma earnings per share are calculated based on 40.1 million shares of Common Stock and 100 shares of Class B common stock being outstanding, including 0.1 million shares issued pursuant to the 2007 Stock Incentive Plan and the 2007 ROI Unit Stock Plan.

  Diluted weighted average common shares outstanding of 41.3 million shares also includes 1.2 million shares of Common Stock to be distributed pursuant to the 2007 ROI Unit Stock Plan. Shares of Common Stock to be distributed in connection with the 2007 Stock Incentive Plan have been excluded from diluted weighted average common shares outstanding because such shares are non-dilutive.

See accompanying notes to unaudited pro forma consolidated statement of income.

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

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. IBG, Inc.'s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        Our internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of IBG, Inc.; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of IBG, Inc.'s management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of IBG, Inc.'s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on management's assessment and those criteria, management concluded that IBG, Inc. maintained effective internal control over financial reporting as of December 31, 2009.

        IBG, Inc.'s independent registered public accounting firm has audited and issued a report on its internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interactive Brokers Group, Inc.
Greenwich, CT

        We have audited the internal control over financial reporting of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of and for the year ended December 31, 2009 and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte and Touche LLP
New York, New York
February 26, 2010

Changes in Internal Control over Financial Reporting

        No change in our internal control over financial reporting occurred during the quarter ended December 31, 2009 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information related to the Company's directors and nominees under the following captions in the Company's Proxy Statement is incorporated by reference herein.

  •
  "Item 1—Election of Directors"

  •
  "Item 1—Election of Directors—Board Meetings and Committees"

Code of Ethics

        IBG, Inc.'s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer, its Chief Financial Officer and its Controller. Information relating to our Code of Business Conduct and Ethics is included in Part I, Item 1 of this Annual Report on Form 10-K. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or NASDAQ on the investor relations section of our website located at www.interactivebrokers.com/ir.

ITEM 11.    EXECUTIVE COMPENSATION

        Information relating to director and executive officer compensation under the following captions in the Company's Proxy Statement is incorporated by reference herein.

  •
  "Compensation of Directors"

  •
  "Executive Compensation"

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Other information relating to security ownership of certain beneficial owners and management is set forth under the caption "Beneficial Ownership of Directors, Executive Officers and Owners of More than Five Percent" in the Company's Proxy Statement and such information is incorporated by reference herein

ITEM 13.    TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

        Information regarding certain relationships and related transactions under the following caption in the Company's Proxy Statement and such information is incorporated by reference herein.

  •
  "Certain Relationships and Related Transactions"

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information regarding principal accounting fees and under the following caption in the Company's Proxy Statement is incorporated by reference herein.

  •
  "Item 2—Ratification of Appointment of Independent Registered Public Accounting Firm"

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report

1.
Consolidated Financial Statements

  The consolidated financial statements required to be filed in the annual report on Form 10-K are listed on page F1 hereof and in Part II, Item 8 hereof.

2.
Financial Statement Schedule

  The financial statement schedule required in the annual report on Form 10-K is listed on page F-1 hereof. The required schedule appears on pages F1 through F6 hereof.

3.
Exhibits

Exhibit Number	Description
10.1	Amended and Restated Operating Agreement of IBG LLC (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**
10.2
Form of Limited Liability Company Operating Agreement of IBG Holdings LLC (filed as Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Company on February 12, 2007).**
10.3
Exchange Agreement by and among Interactive Brokers Group, Inc., IBG Holdings LLC, IBG LLC and the Members of IBG LLC (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2009 filed by the Company on November 11, 2009).**
10.4
Tax Receivable Agreement by and between Interactive Brokers Group, Inc. and IBG Holdings LLC (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**
10.5	Interactive Brokers Group, Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.8 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+
10.6	Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan. (filed as Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+
11.1
Statement Re; Computation of earnings per Common share (the calculation of per share earnings is disclosed in Part II, Item 8, Note 4 to the Consolidated Financial Statements "Equity and Earnings per Share" and is omitted in accordance with Section (b)(11) of Regulation S-K)
21.1	Subsidiaries of the registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit Number	Description
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

**
Previously filed; incorporated herein by reference.

+
These exhibits relate to management contracts or compensatory plans or arrangements.

ITEMS. 15 (a)(1) and 15 (a)(2)    INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Interactive Brokers Group, Inc.
Greenwich, CT

        We have audited the consolidated financial statements of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and the Company's internal control over financial reporting as of December 31, 2009, and have issued our reports thereon dated February 26, 2010; such consolidated financial statements and reports are included in this 2009 Annual Report on Form 10-K for the year ended December 31, 2009. Our audits also included the financial statement schedule of the Company listed in the accompanying index at Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
New York, New York
February 26, 2010

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	As of December 31,
(in thousands, except share and per share amounts)	2009	2008
Assets
Cash and cash equivalents	$513	$608
Investments in subsidiaries, equity basis	524,456	461,131
Receivable from affiliates	9,660	14,067
Other assets	339,455	354,749

Total assets	$874,084	$830,555

Liabilities and stockholders' equity
Liabilities:
Payable to affiliates	$298,988	$313,801
Accrued expenses and other liabilities	150	2,900

	299,138	316,701

Stockholders' equity:
Common stock, $0.01 par value per share:
Class A—Authorized—1,000,000,000, Issued—47,784,286 and 45,336,255, Outstanding—41,216,779 and 40,536,615 shares at December 31, 2009 and 2008	478	453
Class B—Authorized, Issued and Outstanding—100 shares at December 31, 2009 and 2008	—	—
Additional paid-in capital	528,586	485,837
Retained earnings, including accumulated other comprehensive income of $10,914 and $3,907 at December 31, 2009 and 2008	188,323	145,114
Treasury stock, at cost, 6,567,507 and 4,799,640 shares at December 31, 2009 and 2008	(142,441)	(117,550)

Total stockholders' equity	574,946	513,854

Total liabilities and stockholders' equity	$874,084	$830,555

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands)	2009	2008	2007
Revenues—dividends, interest and other	$—	$5	$19

Expenses:
Interest expense	—	—	6,721
Other	6	5	15,330
Delaware franchise taxes	165	165	165

Total expenses	171	170	22,216

Loss before equity in income of subsidiary	(171)	(165)	(22,197)
Equity in income of subsidiary, net of tax	36,373	93,212	322,689

Net income	$36,202	$93,047	$300,492

Net income available for common stockholders	$36,202	$93,047	$48,160
Cumulative translation adjustment, net of tax	7,007	(202)	4,109

Comprehensive income	$43,209	$92,845	$52,269

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2009	2008	2007
Cash flows from operating activities:
Net income	$36,202	$93,047	$300,492
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of subsidiary	(36,373)	(93,212)	(322,689)
Deferred income taxes	16,537	15,336	11,372
Amortization	—	—	2,470
Changes in operating assets and liabilities	(61,798)	(41,915)	159,425

Net cash provided by (used in) operating activities	(45,432)	(26,744)	151,070

Cash flows from investing activities	45,337	25,706	(1,168,546)

Cash flows from financing activities	—	—	1,018,507

Net increase (decrease) in cash and cash equivalents	(95)	(1,038)	1,031
Cash and cash equivalents at beginning of year	608	1,646	615

Cash and cash equivalents at end of year	$513	$608	$1,646

Supplemental disclosures of cash flow information:
Taxes paid	$4,234	$7,298	$6,874

Interest paid	$—	$—	$6,529

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

        The accompanying condensed financial statements (the "Parent Company Financial Statements") of Interactive Brokers Group, Inc. ("IBG, Inc."), a Delaware holding company, including the notes thereto, should be read in conjunction with the consolidated financial statements of Interactive Brokers Group, Inc. and subsidiaries (the "Company") and the notes thereto. On May 9, 2007, IBG, Inc. issued 40 million shares of its Class A common stock pursuant to a registered public offering (the "IPO", refer to Note 4 to the consolidated financial statements), completed its purchase of a 10.0% interest in IBG LLC (the "Group"), and became the sole managing member of IBG LLC under the "Amended and Restated Operating Agreement of IBG LLC" dated May 3, 2007. IBG, Inc.'s primary operating asset is its ownership interest in IBG LLC, an automated global market maker and electronic broker specializing in routing orders and processing trades in securities, futures and foreign exchange instruments.

        The condensed statements of financial condition as of December 31, 2009 and 2008 reflect the condensed statements of financial condition of IBG, Inc. The condensed statements of income and of cash flows for the year ended December 31, 2007 reflect the condensed operating results and cash flows of IBG LLC prior to May 4, 2007 and reflect the condensed operating results and cash flows of IBG, Inc. from May 4, 2007 through December 31, 2007. The condensed statements of income and of cash flows for the years ended December 31, 2009 and 2008 reflect the condensed operating results and cash flows of IBG, Inc.

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

2. Transactions with Affiliates

        As of December 31, 2009 and 2008, receivables from IBG LLC of $9,660 and $14,067 related to the lending of excess funds at variable rates to IBG LLC for use in its operations. Interest earned for the years ended December 31, 2009 and 2008 was $196 and $336 and interest earned for the period from May 4, 2007 through December 31, 2007 was $137. Dividends received from IBG LLC for the years ended December 31, 2009 and 2008 were $45,337 and $25,706 and dividends received for the period from May 4, 2007 through December 31, 2007 were $12,772.

        As of December 31, 2009 and 2008, payable to affiliates of $298,988 and $313,801 consisted substantially of amounts payable to IBG Holdings LLC under the Tax Receivable Agreement (refer to Note 4 to the consolidated financial statements).

3. Stockholders' Equity

        Refer to Note 4 to the consolidated financial statements.

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

4. Employee Stock Plans

        Refer to Note 12 to the consolidated financial statements.

5. Commitments, Contingencies and Guarantees

        Refer to Note 15 to the consolidated financial statements.

6. Subsequent Events

        As required by ASC 855-10-50 (formerly paragraph 12 of SFAS No. 165), the Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through February 26, 2010, the date the consolidated financial statements were issued. Other than January 19, 2010, when IBG LLC paid a dividend to its members of $38,130, of which IBG, Inc.'s pro rata allocation was $4,016, no recordable or disclosable events occurred through this date.

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
Date: February 26, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS PETERFFY Thomas Peterffy	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 26, 2010
/s/ PAUL J. BRODY Paul J. Brody	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer)	February 26, 2010
/s/ TIMOTHY E. ROGERS Timothy E. Rogers	Controller (Principal Accounting Officer)	February 26, 2010
/s/ LAWRENCE E. HARRIS Lawrence E. Harris	Director	February 26, 2010
/s/ HANS R. STOLL Hans R. Stoll	Director	February 26, 2010
/s/ IVERS W. RILEY Ivers W. Riley	Director	February 26, 2010