Form 10-Q
period 2010-03-31
Interactive Brokers Group, Inc.
filed 2010-05-06
CIK 1381197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

As of May 6, 2010, there were 41,216,779 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

INTERACTIVE BROKERS GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010
Table of Contents
		Page
		No.
PART I:	FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)	3

	Condensed Consolidated Statements of Financial Condition	4

	Condensed Consolidated Statements of Income	5

	Condensed Consolidated Statements of Cash Flows	6

	Condensed Consolidated Statement of Changes in Stockholders’ Equity	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of	27

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4:	Controls and Procedures	47

PART II:	OTHER INFORMATION

Item 1:	Legal Proceedings	48

Item 1A:	Risk Factors	48

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3:	Defaults upon Senior Securities	48

Item 4:	Other Information	48

Item 5:	Exhibits	49

SIGNATURES		50

 PART I: FINANCIAL INFORMATION

Financial Statements Introductory Note

Interactive Brokers Group, Inc. (“IBG, Inc.” or the “Company”) is a holding company whose primary asset is its ownership of approximately 10.5% of the membership interests of IBG LLC (the “Group”).  See Notes 1 and 4 to the unaudited condensed consolidated financial statements for further discussion of the Company’s capital and ownership structure.

We are an automated global electronic market maker and broker specializing in routing orders and executing and processing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 80 electronic exchanges and trading venues around the world.  In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut and from Chicago, Illinois and Jersey City, New Jersey.  Abroad, we conduct business through offices located in Canada, England, Switzerland, Hong Kong, India, Australia and Japan.  At March 31, 2010 we had 815 employees worldwide.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(Unaudited)
	March 31,	December 31,
(in thousands, except share data)	2010	2009
Assets
Cash and cash equivalents	$850,221	$806,560
Cash and securities - segregated for regulatory purposes	6,812,926	6,728,936
Securities borrowed	6,268,295	5,063,026
Securities purchased under agreements to resell	449,206	413,005
Trading assets, at fair value:
Financial instruments owned	7,500,378	7,809,944
Financial instruments owned and pledged as collateral	1,847,294	1,534,038
	9,347,672	9,343,982
Other receivables:
Customers, less allowance for doubtful accounts of $16,514 and
$16,637 at March 31, 2010 and December 31, 2009	4,429,557	3,239,625
Brokers, dealers and clearing organizations	685,850	493,063
Receivable from affiliate	1,159	1,160
Interest	15,525	14,720
	5,132,091	3,748,568
Other assets	501,797	501,474
Total assets	$29,362,208	$26,605,551

Liabilities and equity
Liabilities:
Trading liabilities - financial instruments sold but not yet purchased, at fair value	$9,627,939	$8,763,201
Securities loaned	1,360,707	1,133,658
Short-term borrowings	406,023	320,803
Other payables:
Customers	12,031,208	10,587,701
Brokers, dealers and clearing organizations	286,371	164,523
Payable to affiliate	298,982	298,982
Accounts payable, accrued expenses and other liabilities	242,575	244,715
Interest	7,649	9,060
	12,866,785	11,304,981

Senior notes payable	218,198	205,777
Senior secured credit facility	-	-
	24,479,652	21,728,420

Commitments, contingencies and guarantees

Equity:
Stockholders’ equity:
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 47,784,286
Outstanding – 41,216,779 at March 31, 2010 and December 31, 2009	478	478
Class B – Authorized, Issued and Outstanding – 100 shares
at March 31, 2010 and December 31, 2009	-	-
Additional paid-in capital	528,586	528,586
Retained earnings	181,300	177,409
Accumulated other comprehensive income, net of income taxes of
$5,532 and $6,343 at March 31, 2010 and December 31, 2009	9,519	10,914
Treasury stock, at cost, 6,567,507 shares
at March 31, 2010 and December 31, 2009	(142,441)	(142,441)
Total stockholders’ equity	577,442	574,946
Non-controlling interests	4,305,114	4,302,185
Total equity	4,882,556	4,877,131
Total liabilities and equity	$29,362,208	$26,605,551

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended
	March 31,
(in thousands, except for shares or per share amounts)	2010	2009
Revenues:
Trading gains	$80,574	$180,454
Commissions and execution fees	91,733	84,264
Interest income	36,649	26,321
Other income	16,774	21,486
Total revenues	225,730	312,525

Interest expense	15,160	16,184

Total net revenues	210,570	296,341

Non-interest expenses:
Execution and clearing	69,688	61,143
Employee compensation and benefits	50,458	42,822
Occupancy, depreciation and amortization	9,204	9,561
Communications	5,402	5,001
General and administrative	10,905	10,867
Total non-interest expenses	145,657	129,394

Income before income taxes	64,913	166,947

Income tax expense	5,226	11,832
Net income	59,687	155,115
Less net income attributable to non-controlling interests	55,796	142,493
Net income available for common stockholders	$3,891	$12,622

Earnings per share:
Basic	$0.09	$0.31
Diluted	$0.09	$0.30

Weighted average common shares outstanding:
Basic	41,216,879	40,536,715
Diluted	41,966,053	41,484,537

See accompanying notes to the unaudited condensed consolidated financial statements.

	Interactive Brokers Group, Inc. and Subsidiaries
	Condensed Consolidated Statements of Cash Flows
	(Unaudited)

	Three months ended March 31,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$59,687	$155,115
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Translation losses (gains) - (2009, as adjusted)	42,852	(24,225)
Deferred income taxes	2,398	11,348
Depreciation and amortization	4,732	4,980
Employee stock plan compensation	10,181	7,909
Losses on non-trading investments, net	386	636
Bad debt expense and other	218	725
Change in operating assets and liabilities (2009, as adjusted):
Increase in cash and securities - segregated for regulatory purposes	(83,230)	(456,225)
(Increase) decrease in securities borrowed	(1,214,205)	2,370,088
(Increase) decrease in securities purchased under agreements to resell	(36,200)	311,844
(Increase) decrease in trading assets	(25,724)	308,237
Increase in receivables from customers	(1,189,460)	(258,417)
(Increase) decrease in other receivables	(206,620)	677,100
Decrease (increase) in other assets	254	(7,219)
Increase (decrease) in trading liabilities	841,733	(3,522,643)
Increase in securities loaned	222,525	74,884
Increase in payable to customers	1,444,788	708,102
Increase (decrease) in other payables	101,445	(305,557)
Net cash (used in) provided by operating activities	(24,240)	56,682
Cash flows from investing activities:
Purchase of investments	-	(7,565)
Distribution received from equity investment	-	1,130
Purchase of property and equipment	(4,137)	(4,991)
Net cash used in investing activities	(4,137)	(11,426)
Cash flows from financing activities:
Dividends paid to non-controlling interests	(34,118)	(33,781)
Reduction in non-controlling interest in subsidiary	-	22
Issuance of senior notes	159,530	109,704
Redemptions of senior notes	(147,109)	(106,668)
Repayments of senior secured credit facility	-	(300,000)
Increase in short-term borrowings, net	90,440	51,809
Net cash provided by (used in) financing activities	68,743	(278,914)
Effect of exchange rate changes on cash and cash equivalents	3,295	(6,347)
Net increase (decrease) in cash and cash equivalents	43,661	(240,005)
Cash and cash equivalents at beginning of period	806,560	943,497
Cash and cash equivalents at end of period	$850,221	$703,492

Supplemental disclosures of cash flow information:
Cash paid for interest	$16,571	$20,860
Cash paid for taxes	$8,276	$68,664

	See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
Three months ended March 31, 2010
(Unaudited)
(in thousands, except for share amounts)
	Common Stock
						Accumulated
			Additional			Other	Total	Non-
		Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity

Balance, January 1, 2010	41,216,879	$ 478	$ 528,586	$ (142,441)	$ 177,409	$ 10,914	$ 574,946	$ 4,302,185	$ 4,877,131

Dividends paid by IBG LLC to
non-controlling interests							-	(34,118)	(34,118)
Comprehensive income:
Net income					3,891		3,891	55,796	59,687
Cumulative translation adjustment,
net of income taxes of ($811)						(1,395)	(1,395)	(18,749)	(20,144)

Total comprehensive income					3,891	(1,395)	2,496	37,047	39,543
Balance, March 31, 2010	41,216,879	$ 478	$ 528,586	$ (142,441)	$ 181,300	$ 9,519	$ 577,442	$ 4,305,114	$ 4,882,556

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

IBG LLC is a Connecticut limited liability company that conducts its business through its operating subsidiaries (collectively called the “Operating Companies”):  Timber Hill LLC (“TH LLC”), Timber Hill Specialists Corp. (“THSC”), Timber Hill Europe AG (“THE”), Timber Hill Securities Hong Kong Limited (“THSHK”), Timber Hill Australia Pty Limited (“THA”), Timber Hill Canada Company (“THC”), Interactive Brokers LLC (“IB LLC”) and subsidiaries, Interactive Brokers Canada Inc. (“IBC”), Interactive Brokers (U.K.) Limited (“IBUK”), Interactive Brokers (India) Private Limited (“IBI”), Interactive Brokers Financial Products S.A. (“IBFP”), Interactive Brokers Hungary KFT (“IBH”), IB Exchange Corp. (“IBEC”), Interactive Brokers Securities Japan, Inc. (“IBSJ”), Interactive Brokers Software Services Estonia OU (“IBEST”) and Interactive Brokers Software Services Russia (“IBRUS”).

Certain of the Operating Companies are members of various securities and commodities exchanges in North America, Europe and the Asia/Pacific region.  Other than IB LLC, IBUK, IBC and IBI, the Operating Companies do not carry securities accounts for customers or perform custodial functions relating to customer securities.

2.   Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements as of and for the three month periods ended March 31, 2010 and 2009 and the unaudited condensed consolidated statement of financial condition as of December 31, 2009 reflect IBG, Inc. and its subsidiaries and are presented in U.S. dollars and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting with respect to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required for full financial statements by accounting standards under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in IBG, Inc.’s Annual Report on Form 10-K filed with the SEC on February 26, 2010.

Gains and losses from foreign currency transactions are included in trading gains and losses, where related to market making activities, or in interest income, where related to investment of customer funds as part of electronic brokerage activities, in the unaudited condensed consolidated statements of income.  Non-U.S. subsidiaries have a functional currency (i.e., the currency in which activities are primarily conducted) that is other than the U.S. dollar.  Such subsidiaries’ assets and liabilities are translated to U.S. dollars at period-end exchange rates, while revenues and expenses are translated at average exchange rates during the year.  Adjustments that result from translating amounts from a subsidiary’s functional currency to the U.S. dollar are reported in non-controlling interests or stockholders’ equity as a component of accumulated other comprehensive income.  Translation losses reported for the current period in the unaudited condensed consolidated statement of cash flows excludes translation gains and losses on settled currency trading positions.  For comparison purposes, previously reported translation gains of $10,520 for the three months ended March 31, 2009 have been excluded, and prior reported changes in operating assets and liabilities have likewise been adjusted for the correction of this error.  This change had no effect on total cash provided by operating activities or the total change in cash for the periods presented.

The calculation of diluted earnings per share for the three months ended March 31, 2009 has been changed to exclude shares of Class A Common Stock potentially issuable under the Exchange Agreement (Note 4) in exchange for interests in IBG LLC that the Company does not currently own as such shares are not dilutive.  This change has no effect on diluted earnings per share because it reduces diluted weighted average shares outstanding and diluted net income available for common stockholders proportionately.

Principles of Consolidation

    The unaudited condensed consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries.  The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

control.  As sole managing member of IBG LLC, IBG, Inc. exerts control over the Group’s operations.  In accordance with ASC 810, the Company consolidates the Group’s unaudited condensed consolidated financial statements and records as non-controlling interest the interests in the Group that IBG, Inc. does not own.  All inter-company balances and transactions have been eliminated.  IBG, Inc. would also consolidate any Variable Interest Entities (“VIEs”) pursuant to ASC 860, Transfers and Servicing and ASC 810 of which it is the primary beneficiary.  IBG, Inc. currently is not the primary beneficiary of any such entities and therefore no VIEs are included in the unaudited condensed consolidated financial statements.

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

Fair Value

At March 31, 2010 and December 31, 2009, substantially all of IBG, Inc.’s assets and liabilities, including financial instruments, were carried at fair value based on published market prices and are marked to marked daily, or were assets which are short-term in nature (such as U.S. government treasury bills or spot foreign exchange) and were carried at amounts that approximate fair value.

IBG, Inc. applies the fair value hierarchy of ASC 820, Fair Value Measurements and Disclosures, to prioritize the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.  The three levels of the fair value hierarchy are:

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

Earnings Per Share

Earnings per share (“EPS”) is computed in accordance with ASC 260, Earnings per Share.  Shares of Class A and Class B common stock share proportionately in the earnings of IBG, Inc.  Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.  Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for dilutive potential common shares.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Stock-Based Compensation

IBG, Inc. follows ASC 718, Compensation – Stock Compensation, to account for its stock-based compensation plans.  ASC 718 requires all share-based payments to employees to be recognized in the financial statements using a fair value-based method.  As a result, IBG, Inc. expenses the fair value of stock granted to employees over the related vesting period.

Cash and Cash Equivalents

IBG, Inc. defines cash equivalents as short-term, highly liquid securities and cash deposits with original maturities of three months or less, other than those used for trading purposes.

Cash and Securities — Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets.  In addition, substantially all of the Operating Companies are members of various clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities.  Securities segregated for regulatory purposes include Federal Deposit Insurance Corporation insured corporate bonds of $441,475 and $441,391 at March 31, 2010 and December 31, 2009, respectively, which were classified as Level 2 financial instruments.

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
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
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

Investments

IBG, Inc. makes certain strategic investments and accounts for these investments under the equity method of accounting or the cost method of accounting as required under ASC 323, Investments – Equity Method and Joint Ventures.  Investments are accounted for under the equity method of accounting, when IBG, Inc. has significant influence over the investee.  Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of IBG, Inc.’s investment and adjusted each period for IBG, Inc.’s share of the investee’s income or loss.  IBG, Inc.’s share of the income or losses from equity investments is reported as a component of other income in the unaudited condensed consolidated statements of income and the recorded amounts of IBG, Inc.’s equity investments, which are included in other assets in the unaudited condensed consolidated statements of financial condition, increase or decrease accordingly.  Distributions received from equity investees are recorded as reductions to the respective investment balance.

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
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

Dividends are integral to the valuation of stocks and interest is integral to the valuation of fixed income instruments.  Accordingly, both dividends and interest income and expense attributable to specific trading assets and liabilities are reported on a net basis as a component of trading gains in the accompanying unaudited condensed consolidated statements of income.

— Commissions and Execution Fees
Commissions charged for executing and clearing customer transactions are recorded on a trade date basis and are reported as commissions and execution fees in the unaudited condensed consolidated statements of income, and the related expenses are reported as execution and clearing expenses, also on a trade date basis.

Income Taxes

IBG, Inc. accounts for income taxes in accordance with ASC 740, Income Taxes, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of assets and liabilities, including the accounting for uncertainty of income tax positions recognized in financial statements, prescribing a “more likely than not” threshold and measurement attribute for recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in an income tax return.

The Company’s provision for income taxes is comprised of two (2) principal components: (1) the Group’s unaudited condensed consolidated income tax expense, and (2) the Company’s U.S. Federal and state income taxes on its proportionate share of the Group’s income that is subject to tax.

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
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Recently Issued Accounting Pronouncements

Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates (“ASU’s”) as the means to add to or delete from, or otherwise amend the ASC.  Following is a summary of recently issued ASU’s that may affect the Company’s unaudited condensed consolidated financial statements:

	Affects	Status

ASU 2009-12
Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent) – Amends ASC 820 to offer investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share
Periods ending after December 15, 2009

ASU 2009-13	Multiple Deliverable Revenue Arrangements – Amends ASC 605-25	Fiscal years beginning on or after June 15, 2010, early adoption permitted

ASU 2009-14
Certain Revenue Arrangements That Include Software Elements – Amends ASC 985-605 and 985-605-13 to exclude from their scope tangible products that contain software and non-software components that function together to deliver the products essential functionality
Fiscal years beginning on or after June 15, 2010, early adoption permitted

ASU 2009-15	Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing	Periods beginning on or after December 15, 2009

ASU 2009-16	Transfers and Servicing: Accounting or Transfers of Financial Assets – Amends ASC 860 – eliminates exceptions for qualifying special purpose entities and for certain mortgage securitizations	Periods beginning after November 15, 2009

ASU 2009-17	Improvements to Financial Reporting by Enterprises Involved with Variable Interest Enterprises – Amends ASC 810 for the issuance of SFAS No. 167	Periods beginning on or after December 15, 2009

ASU 2010-09	Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements	Effective on issuance

ASU 2010-11	Derivatives and Hedging (Topic 815) - Scope Exception related to Embedded Credit Derivatives	First fiscal quarter beginning after June 15, 2010, early adoption permitted at the beginning of the first fiscal quarter after issuance

ASU 2010-12	Income Taxes (Topic 740) - Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts	Effective on issuance

ASU 2010-13	Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early application is permitted

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Adoption of those ASU’s that became effective during 2009 and in 2010, prior to the issuance of the Company’s unaudited condensed consolidated financial statements, did not have a material effect on those financial statements.  Management is assessing the potential impact on the Company’s financial statements of adopting ASU’s that will become effective in the future.

In February 2010, the SEC issued a formal statement updating the status of its November 2008 “Roadmap for the Potential Use of Financial Statements Prepared in Accordance with International Financial Reporting Standards by U.S. Issuers” (“IFRS Roadmap”).  This statement supports convergence of accounting standards and the development of a single set of global accounting standards.  The SEC has directed its staff to execute a Work Plan which is expected to provide the SEC with information to be able to conclude whether IFRS should be adopted for U.S. registrants.  Progress reports on the SEC’s efforts are to be issued commencing no later than October 2010, and continuing until the Work Plan is completed.   The statement did not define a certain date for adoption of IFRS, but stated an expectation that initial adoption for U.S. registrants would be approximately December 31, 2015, with a transition date of January 1, 2013 for the initial three year retrospective comparative reporting period.   Management continues to assess the potential impact of adopting IFRS on the Company’s unaudited condensed consolidated financial statements.

ASC 860, Transfers and Servicing, incorporates former SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB No. 140, was issued in June 2009 and became effective for interim and annual periods beginning after January 1, 2010.  These provisions of ASC 860 require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  The concept of a “qualifying special-purpose entity” (“SPE”) was eliminated under these provisions of ASC 860, which also changed the requirements for derecognizing financial assets and requires additional disclosures.  Adoption of these provisions did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

ASC 810, Consolidations, incorporates former SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  These pending provisions of ASC 810 revise former FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) and therefore should be unaudited condensed consolidated.  Consolidation of Variable Interest Entities (“VIE’s”) would be based on the target entity’s purpose and design as well as the reporting entity’s ability to direct the target’s activities, among other criteria.  SFAS No. 167 was issued in June 2009 and became effective for interim and annual periods beginning after January 1, 2010.  Adoption of these provisions did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
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

Concentrations of Credit Risk

IBG, Inc.’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes.  Concentrations of credit risk can be affected by changes in political, industry, or economic factors.  To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions.  As of March 31, 2010, the Company did not have any concentrations of credit risk.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
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

4.   Equity and Earnings Per Share

In connection with its IPO in May 2007, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements.  IBG Holdings LLC wholly owns all Class B common stock, which common stock has voting rights in proportion to its ownership interests in IBG LLC, approximately 89.5% as of March 31, 2010.  The unaudited condensed consolidated financial statements report the financial position, results of operations and cash flows of IBG, Inc., including consolidation of its investment in IBG LLC from May 4, 2007, and IBG Holdings LLC’s ownership interests in IBG LLC are reported as non-controlling interests.

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

The Exchange Agreement also provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from IBG Holdings LLC, which could result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own.  On an annual basis, holders of IBG Holdings LLC member interests are able to request redemption of such member interests over a minimum eight (8) year period following the IPO; 12.5% annually for seven (7) years and 2.5% in the eighth year.

Redemptions may be funded through two (2) methods.  Material redemptions would be funded from the proceeds of sales of additional shares of Common Stock, although there have been no such additional sales of Common Stock through March 31, 2010.  Three hundred sixty (360) million shares of authorized Common Stock were reserved for such future sales.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

    In lieu of a sale of Common Stock, the Exchange Agreement provides that IBG LLC, using its available liquidity, may facilitate the redemption by IBG Holdings LLC of interests held by its members.  With the consent of IBG Holdings LLC and IBG, Inc. (on its own behalf and acting as the sole managing member of IBG LLC), in May 2008 and 2009, IBG LLC agreed to redeem membership interests from IBG Holdings LLC as follows:

		Price per
		Equivalent
	Fair Value	Class A Share
2008	$72,015	$29.99
2009	14,738	14.85

 As a consequence of these transactions, and distribution of shares to employees (Note 7), IBG, Inc.’s interest in IBG LLC has increased to approximately 10.5%, with IBG Holdings LLC owning the remaining 89.5% as of March 31, 2010.  The redemptions also resulted in an increase in the IBG Holdings LLC interest held by Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 85.4%.

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock.  All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation.  As described previously in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of IBG Holdings LLC’s ownership of IBG LLC.  At March 31, 2010 and December 31, 2009, 1,000,000,000 shares of Class A common stock were authorized, of which 47,784,286 shares have been issued and 41,216,779 shares were outstanding, respectively.  Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of March 31, 2010 and December 31, 2009, respectively.  In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of March 31, 2010 and December 31, 2009, respectively.

    As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc. the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests.  A deferred tax asset of $380,785 was recorded as of the IPO date, which deferred tax asset is a component of Other Assets in the unaudited condensed consolidated statement of financial condition and is being amortized as additional deferred income tax expense over 15 years, as allowable under current tax law.  As of March 31, 2010 and December 31, 2009, the unamortized balance of the deferred tax asset was $328,368 and $333,304, respectively.  IBG, Inc. also entered into an agreement (the “Tax Receivable Agreement”) with IBG Holdings LLC to pay IBG Holdings LLC (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of the tax basis increase.  As of the IPO date, a payable to IBG Holdings LLC of $323,668 was recorded by IBG, Inc. and is reported as Payable to Affiliate in the unaudited condensed consolidated statement of financial condition.  Amounts payable under the Tax Receivable Agreement are subject to repayment to IBG Holdings LLC annually upon the filing of IBG, Inc.’s federal income tax return.  The remaining 15%, $57,117, was accounted for as a permanent increase to additional paid-in capital in the unaudited condensed consolidated statement of financial condition.  The Company paid IBG Holdings LLC $14,788 and $9,898 in December 2009 and 2008, respectively, pursuant to the terms of the Tax Receivable Agreement.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Earnings per Share

Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period:

	Three months ended
	March 31,
	2010	2009
Basic earnings per share:
Net income available for common stockholders	$3,891	$12,622

Weighted average shares of common stock outstanding:
Class A	41,216,779	40,536,615
Class B	100	100
	41,216,879	40,536,715

Basic earnings per share	$0.09	$0.31

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for dilutive potential common shares (2009 adjusted):

	Three months ended
	March 31,
	2010	2009
Diluted earnings per share:
Net income available for common stockholders - basic	$3,891	$12,622
Adjustments for potentially dilutive common shares	-	-

Net income available for common stockholders	$3,891	$12,622

Weighted average shares of common stock outstanding:
Class A:
Issued and outstanding	41,216,779	40,536,615
Potentially dilutive common shares:
Issuable pursuant to 2007 ROI Unit Stock Plan	749,174	947,822
Class B	100	100
	41,966,053	41,484,537

Diluted earnings per share	$0.09	$0.30

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

5.   Financial Instruments Owned and Sold, But Not Yet Purchased, at Fair Value

Financial instruments owned, including those pledged as collateral, and financial instruments sold, but not yet purchased consisted of the following, at fair value, as follows at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
		Sold, But Not		Sold, But Not
	Owned	Yet Purchased	Owned	Yet Purchased

Stocks	$4,477,192	$5,500,058	$4,052,636	$4,349,918
Options	4,124,882	4,048,025	4,717,693	4,336,625
U.S. and foreign government obligations	499,941	998	358,489	-
Warrants	111,139	-	88,093	-
Corporate bonds	88,857	75,345	80,550	76,032
Discount certificates	45,661	-	46,521	-
Currency forward contracts	-	3,513	-	626
	$9,347,672	$9,627,939	$9,343,982	$8,763,201

       The following tables set forth, by level within the fair value hierarchy (Note 2), financial instruments owned and financial instruments sold, but not yet purchased, which consisted of the following, at fair value as of March 31, 2010 and December 31, 2009.  As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Financial Assets At Fair Value as of March 31, 2010

	Level 1	Level 2	Level 3	Total
Securities owned:
Stocks	$4,477,192	$-	$-	$4,477,192
Options	4,124,882			4,124,882
U.S. and foreign government obligations	499,941			499,941
Warrants	111,139			111,139
Corporate bonds	56,592	32,265		88,857
Discount certificates	45,661			45,661
	$9,315,407	$32,265	$-	$9,347,672

	Financial Liabilities At Fair Value as of March 31, 2010

	Level 1	Level 2	Level 3	Total
Securities sold, not yet purchased:
Stocks	$5,500,058	$-	$-	$5,500,058
Options	4,048,025			4,048,025
U.S. and foreign government obligations	998			998
Corporate bonds	41,425	33,920		75,345
Currency forward contracts	-	3,513		3,513
	$9,590,506	$37,433	$-	$9,627,939

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

	Financial Assets At Fair Value as of December 31, 2009

	Level 1	Level 2	Level 3	Total
Securities owned:
Stocks	$4,052,636	$-	$-	$4,052,636
Options	4,717,693			4,717,693
U.S. and foreign government obligations	358,489			358,489
Warrants	88,093			88,093
Corporate bonds	54,157	26,393		80,550
Discount certificates	46,521			46,521
	$9,317,589	$26,393	$-	$9,343,982

	Financial Liabilities At Fair Value as of December 31, 2009

	Level 1	Level 2	Level 3	Total
Securities sold, not yet purchased:
Stocks	$4,349,918	$-	$-	$4,319,918
Options	4,336,625			4,336,625
Corporate bonds	41,010	35,022		76,032
Currency forward contracts	-	626		626
	$8,727,553	$35,648	$-	$8,763,201

6. Senior Secured Revolving Credit Facility

On May 19, 2009, IBG LLC entered into a $100 million one-year senior secured revolving credit facility with Bank of America, N.A. as administrative agent and Citibank, N.A., as syndication agent.  IBG LLC is the sole borrower under this credit facility, which is required to be guaranteed by IBG LLC’s domestic non-regulated subsidiaries (currently there are no such entities).  The facility’s interest rate is indexed to the overnight federal funds rate or to the LIBOR rate for the relevant term, at the borrower’s option, and is secured by a first priority interest in all of the capital stock of each entity owned directly by IBG LLC (subject to customary limitations with respect to foreign subsidiaries).  The facility may be used to finance working capital needs and general corporate purposes, including downstreaming funds to IBG LLC’s regulated broker-dealer subsidiaries as regulatory capital.  This allows IBG LLC to take advantage of market opportunities when they arise, while maintaining substantial excess regulatory capital.  The financial covenants contained in this credit facility are as follows:

•	minimum unaudited condensed consolidated shareholders’ equity, as defined, of $3.3 billion, with quarterly increases equal to 25% of positive unaudited condensed consolidated income;

•      maximum total debt to capitalization ratio of 30%;

•      minimum liquidity ratio of 1.0 to 1.0; and

•      maximum total debt to net regulatory capital ratio of 35%.

At March 31, 2010 and December 31, 2009, no borrowings were outstanding under this credit facility and IBG LLC was in compliance with all of the covenants.  This credit facility replaced a $300 million senior secured revolving credit facility that matured on May 19, 2009.

7.   Employee Incentive Plans

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
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

As of March 31, 2010 and December 31, 2009, payables to employees for ROI Dollar Units were $16,177 and $22,276, respectively.  Of these payable amounts, $363 and $6,633 were vested as of March 31, 2010 and December 31, 2009, respectively.  These amounts are included in accounts payable, accrued expenses and other liabilities in the unaudited condensed consolidated statements of financial condition.  Compensation expense for the ROI Dollar Unit plan, included in the unaudited condensed consolidated statement of income was $142, and $366 for the three months ended March 31, 2010 and 2009, respectively.

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

Of the fair value at the date of grant, $17,806 represented the accumulated ROI Dollar Unit value elected to be invested by employees in Common Stock and such amount was accrued for as of December 31, 2006.  The remainder is being ratably accrued as compensation expense by the Group from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule.  Compensation expense for the 2007 ROI Unit Stock Plan and related grants under the 2007 Stock Incentive Plan, net of the effect of forfeitures, included in the unaudited condensed consolidated statement of income for the three months ended March 31, 2010 and 2009 was $895 and $861, respectively.  Estimated future compensation costs for unvested awards at March 31, 2010 were $11.4 million.

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

    IBG, Inc. granted awards of Common Stock in connection with the IPO and is expected to continue to grant awards on or

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
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

        Total share distributions under the SIP and ROI Unit Stock Plan have been as follows:

			Shares sold by
			employees to
		Fair Value at Date of	meet withholding
	Total Shares	Grant ($000's)	obligations

In connection with IPO	189,617	5,681	45,857
May 9, 2008	458,655	13,881	121,852
May 11, 2009	680,164	17,898	175,362

During the third quarter of 2007, the 45,857 shares sold by employees, at their election, in order to meet their personal income tax obligations incurred as a result IPO share distributions were purchased by IBG, Inc. and were recorded as Treasury Stock.  Subsequent elective open market employee sales upon share distributions have been facilitated by the Company.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

               The following is a summary of Stock Plan activity for the period from January 1, 2010 through March 31, 2010:

	Shares
	2007 Stock	2007 ROI Unit
	Incentive Plan	Stock Plan

Balance, December 31, 2009	5,641,054	733,562

Granted	-	-
Forfeited	(7,874)	(78)
Distributed	-	-
Balance, March, 2010	5,633,180	733,484

Estimated future grants under the Stock Incentive Plan are being accrued for ratably during each year under the ASC 718 “Graded Vesting” method.  Compensation expense recognized in the unaudited condensed consolidated statement of income for the three months ended March 31, 2010 and 2009 was $9,286 and $7,048, respectively.  Estimated future compensation costs for unvested awards at March 31, 2010 were $54.3 million.

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

IBG, Inc. accounts for potential losses related to litigation in accordance with ASC 450, Contingencies.  As of March 31, 2010 and December 31, 2009, reserves provided for potential losses related to litigation matters were not material.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Guarantees

Certain of the Operating Companies provide guarantees to securities clearing houses and exchanges which meet the accounting definition of a guarantee under ASC 460, Guarantees.  Under the standard membership agreement, members are required to guarantee collectively the performance of other members.  Under the agreements, if another member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls.  In the opinion of management, the Operating Companies’ liability under these arrangements is not quantifiable and could exceed the cash and securities they have posted as collateral.  However, the potential for these Operating Companies to be required to make payments under these arrangements is remote.  Accordingly, no contingent liability is carried on the unaudited condensed consolidated statements of financial condition for these arrangements.

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
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three months ended March 31, 2010 and 2009 and to total assets as of March 31, 2010 and December 31, 2009:

	Three months ended
	March 31,
	2010	2009
Net revenues:
Market making	$82,781	$181,944
Electronic brokerage	127,192	107,396
Corporate and eliminations	597	7,001
Total net revenues	$210,570	$296,341

Income before income taxes:
Market making	$5,456	$118,115
Electronic brokerage	64,372	45,526
Corporate and eliminations	(4,915)	3,306
Total income before income taxes	$64,913	$166,947

	March 31,	December 31,
	2010	2009
Segment assets:
Market making	$18,774,607	$17,708,334
Electronic brokerage	13,845,633	12,289,387
Corporate and eliminations	(3,258,032)	(3,392,170)
Total assets	$29,362,208	$26,605,551

IBG, Inc. operates its automated global business in U.S. and international markets on more than 80 exchanges and market centers.  A significant portion of IBG, Inc.’s net revenues are generated by subsidiaries operating outside the United States.  International operations are comprised of market making and electronic brokerage activities in 27 countries in Europe, Asia and North America (outside the United States).  The following table presents total net revenues and income before income taxes by geographic area for the three months ended March 31, 2010 and 2009:

	Three months ended
	March 31,
	2010	2009
Net revenues:
United States	$162,095	$177,705
International	47,906	111,631
Corporate and eliminations	569	7,005
Total net revenues	$210,570	$296,341

Income before income taxes:
United States	$73,944	$97,343
International	(4,101)	66,319
Corporate and eliminations	(4,930)	3,285
Total income before income taxes	$64,913	$166,947

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

10.   Regulatory Requirements

At March 31, 2010, aggregate excess regulatory capital for all of the Operating Companies was $3,087,565.

TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the CFTC’s minimum financial requirements (Regulation 1.17).  At March 31, 2010, TH LLC had net capital of $892,156, which was $852,622 in excess of required net capital of $39,534, and IB LLC had net capital of $890,338, which was $777,110 in excess of required net capital of $113,228.

THE is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement.  At March 31, 2010, THE had eligible equity of $1,480,627, which was $1,125,179 in excess of the minimum requirement of $355,448.

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

At March 31, 2010, all of the Operating Companies were in compliance with their respective regulatory capital requirements.

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

Included in receivable from customers in the accompanying unaudited condensed consolidated statement of financial condition as of December 31, 2009 were account receivables from directors, officers and their affiliates of $7,136.  There were no amounts receivable from directors, officers and their affiliates as of March 31, 2010.  Included in payable to customers in the accompanying unaudited condensed consolidated statements of financial condition as of March 31, 2010 and December 31, 2009 were payables to directors, officers and their affiliates of $236,959 and $123,689, respectively.  Included in senior notes payable at March 31, 2010 and December 31, 2009 were senior notes purchased by directors and their affiliates of $12,894 and $15,210, respectively.

12. Subsequent Event

As required by ASC 855-10-50, the Company has evaluated subsequent events for adjustment to or disclosure in its unaudited condensed consolidated financial statements through May 6, 2010, the date the unaudited condensed consolidated financial statements were issued.  Other than April 16, 2010, when IBG LLC paid a dividend to its members of $21,520, of which IBG, Inc.’s pro rata allocation was $2,266, no recordable or disclosable events occurred through this date.

*****

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes in Item 1, included elsewhere in this report.  In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 26, 2010 and elsewhere in this report.

Introduction

IBG, Inc. is a holding company whose primary asset is ownership of approximately 10.5% of the membership interests of the Group.

We are an automated global electronic market maker and broker specializing in routing orders and executing and processing trades in securities, futures and foreign exchange instruments on more than 80 electronic exchanges and trading venues around the world.  Since our inception in 1977, we have focused on developing proprietary software to automate broker-dealer functions.  The advent of electronic exchanges in the last 20 years has provided us with the opportunity to integrate our software with an increasing number of exchanges and trading venues into one automatically functioning, computerized platform that requires minimal human intervention.

Business Segments

The Company reports its results in two business segments, market making and electronic brokerage.  These segments are analyzed separately as we derive our revenues from these two principal business activities as well as allocate resources and assess performance.

•
Market Making.  We conduct our market making business through our Timber Hill subsidiaries.  As one of the largest market makers on many of the world’s leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over 600,000 tradable, exchange-listed products.  As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold.  Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time.  Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, minimizing the risk of our portfolio at all times.  This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios.

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

Executive Overview

First Quarter Results:  Diluted earnings per share were $0.09 for the three months ended March 31, 2010, 70% lower than the $0.30 for the three months ended March 31, 2009.

Consolidated:  For the three months ended March 31, 2010, our net revenues were $210.6 million and income before income taxes was $64.9 million, compared to net revenues of $296.3 million and income before income taxes of $166.9 million for the same period in 2009.  Trading gains decreased 55% in the three months ended March 31, 2010, compared to the same period last year and commissions and execution fees increased by 9% for the same time period.  Net interest income increased 113% in the three months ended March 31, 2010, compared to the same period last year due to increases in customer cash balances and fully secured margin borrowings.  Our pre-tax margin for the three months ended March 31, 2010 was 31%, compared to 56% for the same period in 2009.

Market Making:  During the three months ended March 31, 2010, income before income taxes in our market making segment decreased 95%, compared with the same period in 2009. Low actual volatility, relatively high implied volatility and narrow bid/offer spreads, which contributed to the decrease in market making profits this quarter.  Pre-tax margin decreased to 7% in the first quarter of 2010 compared to 65% in the same period of 2009.

We actively manage our global currency exposure by maintaining our equity in proportion to a defined basket of major currencies.  Roughly half of our equity is denominated in currencies other than U.S. dollars. As a result, the U.S. dollar’s strengthening relative to other key currencies during this quarter had a negative effect on our market making earnings, as reported in U.S. dollars.  Further discussion of our approach to managing foreign currency risk is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Brokerage:  During the three months ended March 31, 2010, income before income taxes in our electronic brokerage segment increased 42% compared to the same period in 2009.  This reflects higher commission revenues, partially offset by higher execution and clearing expenses, as well as an increase in net interest income from the same period last year.  The increase in net interest income was attributable to increases in interest earned on higher customer cash balances and fully secured margin borrowings.  Pre-tax margin increased from 42% to 51% for the three months ended March 31, 2009 and 2010, respectively.  Total Daily Average Revenue Trades (“DARTs”) for cleared and execution-only customers increased 2% to approximately 364,000 during the three months ended March 31, 2010, compared to approximately 358,000 during the three months ended March 31, 2009.  The number of customer accounts grew 21% from the year ago quarter.

Market making, by its nature, does not produce predictable earnings.  Our results in any given period may be materially affected by volumes in the global financial markets, the level of competition and other factors.  Electronic brokerage is more predictable, but it is dependent on customer activity, growth in customer accounts and assets, interest rates and other factors.  For a further discussion of the factors, that may affect our future operating results, please see the description of risk factors in our Annual Report on Form 10-K filed with the SEC on February 26, 2010.

The following tables present historical trading volumes for our business.  Volumes are among several drivers in our business.

TRADE VOLUMES:
(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2005	54,044		34,800		7,380		96,224		382
2006	66,043	22%	51,238	47%	12,828	74%	130,109	35%	518
2007	99,086	50%	72,931	42%	16,638	30%	188,655	45%	752
2008	101,672	3%	120,195	65%	16,966	2%	238,833	27%	944
2009	93,550	-8%	127,338	6%	13,636	-20%	234,524	-2%	934

1Q2009	24,753		31,797		2,829		59,379		973
1Q2010	19,613	-21%	30,967	-3%	4,760	68%	55,340	-7%	907

CONTRACT AND SHARE VOLUMES:
(in 000’s, except %)

TOTAL

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2005	409,794		44,560		21,925,120
2006	563,623	38%	62,419	40%	34,493,410	57%
2007	673,144	19%	83,134	33%	47,324,798	37%
2008	757,732	13%	108,984	31%	55,845,428	18%
2009	643,380	-15%	82,345	-24%	75,449,891	35%

1Q2009	164,382		21,905		15,453,272
1Q2010	159,802	-3%	21,716	-1%	19,906,810	29%

CONTRACT AND SHARE VOLUMES, continued:
(in 000’s, except %)

MARKET MAKING

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2005	308,613		11,551		15,625,801
2006	371,929	21%	14,818	28%	21,180,377	36%
2007	447,905	20%	14,520	-2%	24,558,314	16%
2008 **	514,629	15%	21,544	48%	26,008,433	6%
2009 **	428,810	-17%	15,122	-30%	26,205,229	1%

1Q2009 **	118,176		3,981		6,990,407
1Q2010 **	103,056	-13%	3,072	-23%	5,014,107	-28%

BROKERAGE TOTAL

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2005	101,181		33,009		6,299,319
2006	191,694	89%	47,601	44%	13,313,033	111%
2007	225,239	17%	68,614	44%	22,766,484	71%
2008	243,103	8%	87,440	27%	29,836,995	31%
2009	214,570	-12%	67,223	-23%	49,244,662	65%

1Q2009	46,206		17,924		8,462,865
1Q2010	56,746	23%	18,644	4%	14,892,703	76%

* Includes options on futures

** In Brazil, an equity option contract typically represents 1 share of the underlying stock; however, the typical minimum trading quantity is 100 contracts.  To make a fair comparison to volume at other exchanges, we have adopted a policy of reporting Brazilian equity options contracts divided by their trading quantity of 100.

CONTRACT AND SHARE VOLUMES, continued:
(in 000’s, except %)

BROKERAGE CLEARED
	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2005	23,456		30,646		5,690,308
2006	32,384	38%	45,351	48%	12,492,870	120%
2007	51,586	59%	66,278	46%	20,353,584	63%
2008	77,207	50%	85,599	29%	26,334,752	29%
2009	93,868	22%	66,241	-23%	46,627,344	77%

1Q2009	20,475		17,739		7,833,682
1Q2010	23,309	14%	18,315	3%	14,046,381	79%

* Includes options on futures

BROKERAGE STATISTICS:
(in 000’s, except % and where noted)

	1Q2010	1Q2009	% Change
Total Accounts	140	116	21%
Customer Equity (in billions) *	$16.7	$9.6	74%

Cleared DARTs	328	330	-1%
Total Customer DARTs	364	358	2%

(in $'s, except DART per account)
Commission per DART	$4.40	$3.96	11%
DART per Avg. Account (Annualized)	604	736	-18%
Net Revenue per Avg. Account (Annualized)	$3,590	$3,604	0%

* Excluding non-customers

Business Environment

During the first quarter of 2010, we saw the continuation of several factors that weighed on our market making profits throughout 2009.  Historically tight spreads and low volatility levels contributed to a challenging environment for market makers.  At the same time, our brokerage business maintained its momentum and exhibited continued growth.

The profit drivers for our market making segment are largely dictated by market conditions that are beyond our control, any of which may have a stronger impact on our results from quarter to quarter.  These drivers include trading volume on the world’s exchanges, our share of that volume, volatility levels and the bid/offer spread in the market.  Other random elements - such as the relationship of implied vs. actual volatilities in the market, currency fluctuations, and the frequency of sudden, large price moves in certain securities that may be correctly foreseen by some traders - will determine our profitability for any period.  Similar to the fourth quarter of 2009, we experienced a rare phenomenon whereby many of these market conditions worked against us in the first quarter of 2010.

Generally, we maintain an overall long volatility position, which protects us against a severe market dislocation in either direction and enables us to provide liquidity to buyers in up markets and sellers in down markets.  Given this strategy, our market making profits are generally correlated with market volatility, which has continued to decline in the first quarter of 2010.  Based on the Chicago Board Options Exchange Volatility Index (“VIX”), the average volatility level fell by about 55% compared to the first quarter of 2009.  This created a drag on our trading gains.

The ratio of actual to implied volatility is also meaningful to our results.  Because the cost of hedging our positions is based on implied volatility, while our trading profits are, in part, based on actual market volatility, a higher ratio is generally favorable, while a lower ratio generally has a negative effect on our trading gains.  During the first quarter of 2010, this ratio averaged approximately 70% compared to approximately 90% in the first quarter of 2009.

Lower volatility is generally associated with tighter bid/offer spreads, which have continued to contract to historically low levels.  Spreads are largely determined by competition among market participants.  This contraction is most pronounced in the U.S. markets due to the increasing level of competition in the exchange-traded options market.  We believe much of this competition comes from the ever growing presence of high frequency traders (“HFTs”) in the listed options market.  These traders compete with market makers, but receive certain customer preferences on exchanges. In particular, at some exchanges, HFTs pay no exchange fees and their orders are given priority over market makers quoting at the same prices.  However, since the end of 2009, several large U.S. options exchanges have begun implementing new rules to identify and properly classify HFTs as professionals, thus removing the priority over market makers.  In addition, HFTs will now be required to pay exchange fees at these exchanges, further leveling the playing field with market makers.  We anticipate a positive impact on our market share and our ability to interact with customer orders if these rules are fully implemented and effectively enforced.

The primary profit driver for the electronic brokerage segment is customer trading volumes, which is impacted by our ability to attract new customers, as well as by trends in volatility levels and global trade volumes, and to a lesser extent by the direction of market prices.  The majority of our customer base is comprised of experienced, professional traders who have shown greater resilience to severe market swings than average retail investors.  Total customer accounts have grown 21% year over year, while the equity held in these accounts has grown 74%.  The activity levels of cleared customers, which generate direct revenues for the brokerage segment, remain healthy.

According to data received from exchanges worldwide, volumes in exchange-listed equity-based options increased in the first quarter of 2010 by approximately 8% in the U.S. and 12% globally, compared to the same period in 2009.  While investors are more cautious than they were prior to the market turmoil in 2008, we believe the growth of the “equity culture” will continue and will have a long-term positive effect on trading volumes.

During first quarter of 2010 we accounted for approximately 10.0% of the exchange-listed equity based options (including options on ETFs and stock index products) volume traded worldwide and approximately 13.0% of exchange-listed equity based options volume traded in the U.S.  This compares to approximately 11.5% of the exchange-listed equity based options volume traded worldwide and approximately 14.2% of the exchange-listed equity based options volume traded in the U.S. in the first quarter of 2009.   The decrease in our market share can be attributed to the increase in trading by HFTs, which by virtue of their execution priority over market makers have been taking a larger share of the listed option volume; and to the fact that many high volume options are now quoted so tightly, often a penny wide bid/offer spread, we are no longer on both the best bid and offer in every option.  Our market share is also adversely affected by the ever increasing volume associated with dividend recapture trades, which we estimate currently constitutes about 5% of U.S. exchange traded option volume.  See the tables on pages 28 - 30 of this Quarterly Report on Form 10-Q for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

        In the past quarter the SEC’s Penny Pilot program was further expanded.  The program was first introduced in February 2007 to cover 13 classes of options and in September 2009 it was extended to cover 63 options classes that account for over 50% of U.S. options volume.  Options in the pilot program trade in minimum increments of one cent, rather than the five and ten cent increments quoted in other option classes.  The SEC extended the program through December 31, 2010 and is adding 300 issues to the penny quoted classes for a total of 363 issues, representing 85% of U.S. options volume.  The additional options classes are being phased in on a quarterly basis, which began with 75 additional classes in October 2009.  The effect of this expansion on our results is difficult to estimate at this time as it will depend on the increase in trading volumes due to tighter bid/offer spreads relative to the increase in our market maker share as a result of new exchange rules to classify HFTs as professional customers.

Certain other potential regulatory changes are currently being reviewed and publicly debated.  These changes may require the trading of derivatives to take place on centralized exchanges, and clear through central counterparty clearinghouses; the implementation of proposed fee caps at options exchanges and a ban on naked sponsored access (i.e. direct access by customers without pre-trade credit controls) on exchanges.  If passed, these changes may impact our business.

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

        See “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2010 and elsewhere in this report for a discussion of other risks that may affect our financial condition and results of operations.

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

The following table sets forth our consolidated results of operations for the indicated periods:

	Three Months
	Ended March 31,
	2010	2009
	(in millions except share and per share data)

Revenues:
Trading gains	$80.6	$180.5
Commissions and execution fees	91.7	84.3
Interest income	36.6	26.3
Other income	16.8	21.4

Total revenues	225.7	312.5

Interest expense	15.1	16.2

Total net revenues	210.6	296.3

Non-interest expenses:
Execution and clearing	69.7	61.1
Employee compensation and benefits	50.5	42.8
Occupancy, depreciation and amortization	9.2	9.6
Communications	5.4	5.0
General and administrative	10.9	10.9

Total non-interest expenses	145.7	129.4

Income before income taxes	64.9	166.9

Income tax expense	5.2	11.8

Net income	59.7	155.1

Less net income attributable to non-controlling interests	55.8	142.5

Net income available for common shareholders	$3.9	$12.6

Earnings per share:
Basic	$0.09	$0.31
Diluted	$0.09	$0.30

Weighted average common shares outstanding:
Basic	41,216,879	40,536,715
Diluted	41,966,053	41,484,537

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Net Revenues

Total net revenues for the three months ended March 31, 2010 decreased $85.7 million or 29%, to $210.6 million from $296.3 million, during the three months ended March 31, 2009.  Trading volume is one of the most important drivers of revenues and costs for both our market making and electronic brokerage segments.  Based on data published by options exchanges worldwide, U.S. equity options volume during the three months ended March 31, 2010 increased approximately 8%, compared to the same period in 2009 and global equity options volumes increased approximately 12% for the same periods.  For the quarter ended March 31, 2010, options contracts executed by our subsidiaries decreased by 4.6 million, or 3%, to 159.8 million from 164.4 million for the quarter ended March 31, 2009. This decrease was from our market making activities, while brokerage volume grew.

Trading Gains.  Trading gains for the three months ended March 31, 2010 decreased $99.9 million, or 55%, to $80.6 million from $180.5 million for the three months ended March 31, 2009.  As market makers, we provide liquidity by buying from sellers and selling to buyers.  During the three months ended March 31, 2010, our market making operations executed 19.6 million trades, a decrease of 21% compared to the number of trades executed in the three months ended March 31, 2009.  Options and futures contracts and stock shares volume decreased by 13%, 23% and 28%, respectively, for the three months ended March 31, 2010 compared to the year ago quarter.  The decrease in trading gains was primarily due to tighter bid/offer spreads on exchange listed options versus the year ago quarter, as well as a lower ratio of actual to implied volatility, as explained in the business environment section above.

Included in trading gains are net dividends, net bond trading interest and currency translation gains and losses from market making activities.  Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record.  When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase stock after the ex-dividend date.  Hence, the apparent gains and losses due to these price changes, reflecting the value of dividends paid to shareholders, must be taken together with the dividends paid and received, respectively, in order to accurately reflect the results of our market making operations.  As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in foreign currencies.  Translation losses of $41.4 million were recognized in the three months ended March 31, 2010, primarily from foreign currency balances held by our subsidiaries, compared to translation gains of $19.5 million for the three months ended March 31, 2009.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Commissions and Execution Fees.  Commissions and execution fees for the three months ended March 31, 2010 increased $7.4 million, or 9%, to $91.7 million, as compared to the three months ended March 31, 2009.  The increase was due to higher overall trade volume from our customers.  Volume in options and futures contracts and stock shares increased by 23%, 4% and 76%, respectively, for the first quarter of 2010 from the same period in 2009.  A substantial portion of the stock volume increase was driven by trades in low priced stocks in the U.S. and abroad.  Total DARTs for cleared and execution-only customers for the three months ended March 31, 2010 increased 2% to approximately 364,000, compared to approximately 358,000 during the three months ended March 31, 2009.  DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, decreased slightly to approximately 328,000, for the three months ended March 31, 2010, compared to approximately 330,000 for the three months ended March 31, 2009. The number of customer accounts grew by 21% to approximately 140,000 at March 31, 2010, compared to approximately 116,000 at March 31, 2009.  Average commission per DART for cleared customers, for the quarter ended March 31, 2010, increased by 11% to $4.40, as compared to $3.96 for the quarter ended March 31, 2009.

Interest Income and Interest Expense.  Net interest income (interest income less interest expense) for the quarter ended March 31, 2010 increased $11.4 million, or 113%, to $21.5 million, as compared to the quarter ended March 31, 2009.  Net interest income was derived almost entirely from the electronic brokerage segment during the three months ended March 31, 2010.  Net interest earned by electronic brokerage increased $9.7 million, or 98%, to $19.6 million, as compared to the quarter ended March 31, 2009.  Average customer cash balances increased by 55%, to $11.31 billion, and average customer fully secured margin borrowings increased 125%, to $3.82 billion, for the quarter ended March 31, 2010, as compared to $7.28 billion and $1.70 billion, on average, respectively, for the quarter ended March 31, 2009.  The average Fed Funds effective rate dropped slightly to 0.13% for the quarter ended March 31, 2010 from 0.18% for the quarter ended March 31, 2009.  For market making, net interest income increased $1.5 million from the same period last year to $1.3 million.  As a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio.  When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income.  When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income.  The relative interest rates during the first quarter of 2010 resulted in a mix of positions that produced more interest income and less trading income than in the first quarter of 2009.  Average securities borrowed increased by 20%, to $5.67 billion and average securities loaned increased by 81%, to $1.25 billion, for the quarter ended March 31, 2010, as market making stock positions expanded.

Other Income.  Other income, for the three months ended March 31, 2010, decreased $4.6 million, or 21%, to $16.8 million, as compared to the three months ended March 31, 2009.  This decrease was primarily attributable to a $1.4 million translation loss in the first quarter of 2010 compared to a translation gain of $4.7 million for the first quarter of 2009, which was partially offset by a $2.0 million increase in market data fee income during the first quarter of 2010 as compared to the same period in 2009.

Non-Interest Expenses

Non-interest expenses, for the three months ended March 31, 2010, increased by $16.3 million, or 13%, to $145.7 million from $129.4 million, during the three months ended March 31, 2009.  The increase was primarily due to higher execution and clearing fees as well as higher employee compensation and benefits costs.  As a percentage of total net revenues, non-interest expenses increased to 69% for the three months ended March 31, 2010 from 44% during the same period in 2009.

Execution and Clearing.  Execution and clearing expenses, for the three months ended March 31, 2010, increased $8.6 million, or 14%, to $69.7 million, as compared to the three months ended March 31, 2009.  The increase in execution and clearing expenses is primarily due to an increase in exchange fees at certain U.S. options exchanges as well as a non-recurring refund of exchange fees that took place during the three months ended March 31, 2009.

Employee Compensation and Benefits.  Employee compensation and benefits expenses, for the three months ended March 31, 2010, increased by $7.7 million, or 18%, to $50.5 million, as compared to the three months ended March 31, 2009.  This increase reflected the 7% growth in the average number of employees to 808 for the quarter ended March 31, 2010, as compared to 758 for the same period in 2009.  As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff.  The continued recognition of costs associated with of our stock incentive plan also increased employee compensation and benefits expense.  As a percentage of total net revenues, employee compensation and benefits expenses were 24% and 14%, for the three month periods ended March 31, 2010 and 2009, respectively.

General and Administrative.  General and administrative expenses, for the three months ended March 31, 2010, remained unchanged at $10.9 million, as compared to the three months ended March 31, 2009.

Business Segments

The following table sets forth the net revenues and non-interest expenses and income before income taxes of our business segments:

		Three Months
		Ended March 31,
		2010	2009
		(in millions)

Market Making	Net revenues	$82.8	$182.0
	Non-interest expenses	77.3	63.8

	Income before income taxes	$5.5	$118.2

	Pre-tax profit margin	7%	65%

Electronic Brokerage	Net revenues	$127.2	$107.4
	Non-interest expenses	62.8	61.9

	Income before income taxes	$64.4	$45.5

	Pre-tax profit margin	51%	42%

Corporate*	Net revenues	$0.6	$6.9
	Non-interest expenses	5.6	3.7

	Income before income taxes	($5.0)	$3.2

Total	Net revenues	$210.6	$296.3
	Non-interest expenses	145.7	129.4

	Income before income taxes	$64.9	$166.9

	Pre-tax profit margin	31%	56%

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

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months
	Ended March 31,
	2010	2009
	(in millions)
Revenues:
Trading gains	$79.8	$178.3
Interest income	14.2	16.8
Other income	1.7	3.9

Total revenues	95.7	199.0

Interest expense	12.9	17.0

Total net revenues	82.8	182.0

Non-interest expenses:
Execution and clearing	40.6	33.6
Employee compensation and benefits	18.9	16.3
Occupancy, depreciation and amortization	2.4	2.4
Communications	3.2	2.7
General and administrative	12.2	8.8

Total non-interest expenses	77.3	63.8

Income before income taxes	$5.5	$118.2

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Market making total net revenues for the three months ended March 31, 2010 decreased $99.2 million, or 55%, to $82.8 million, from $182.0 million during the three months ended March 31, 2009.  Trading gains for the three months ended March 31, 2010 decreased $98.5 million, or 55%, primarily due to tighter bid/offer spreads on exchange-traded options and a low ratio of actual to implied volatility during this quarter.  Market making futures and options contract volume and stock share volume in the three months ended March 31, 2010 decreased 23%, 13% and 28%, respectively, as compared to the same period in 2009.  Trading gains also include translation gains and losses.  Translation losses, for the three months ended March 31, 2010 were $41.4 million as compared to translation gains of $19.5 million, for the three months ended March 31, 2009.  Net interest income for the three months ended March 31, 2010 increased by $1.5 million to $1.3 million.  As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets.  In the first quarter of 2010, these factors produced more interest income and less trading gains than the first quarter of 2009.

Market making non-interest expenses for the three months ended March 31, 2010 increased $13.5 million, or 21%, as compared to the three months ended March 31, 2009.  This increase primarily resulted from a $7.0 million increase in execution and clearing costs which stemmed from increased fees charged by certain U.S. options exchanges and the non-recurrence of a refund of exchange fees that occurred in the prior year period. In addition, employee compensation and benefits increased $2.6 million compared to same quarter last year.  As a percentage of total net revenues, market making non-interest expenses increased to 93% from 35% for the three month periods ended March 31, 2010 and 2009, respectively.

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months
	Ended March 31,
	2010	2009
	(in millions)

Revenues:
Commissions and execution fees	$91.7	$84.3
Interest income	23.0	13.0
Other income	15.9	13.2

Total revenues	130.6	110.5

Interest expense	3.4	3.1

Total net revenues	127.2	107.4

Non-interest expenses:
Execution and clearing	29.0	27.5
Employee compensation and benefits	14.3	12.8
Occupancy, depreciation and amortization	3.4	4.2
Communications	2.2	2.3
General and administrative	13.9	15.1

Total non-interest expenses	62.8	61.9

Income before income taxes	$64.4	$45.5

Three months ended March 31, 2010 Compared to the Three months ended March 31, 2009

Electronic brokerage total net revenues for the three months ended March 31, 2010 increased $19.8 million, or 18%, to $127.2 million, from $107.4 million during the three months ended March 31, 2009, primarily due to higher commission and execution fees and an increase in net interest income.  Commission and execution fees increased $7.4 million, or 9%, and net interest income increased $9.7 million, or 98%, for the three months ended March 31, 2010 compared to the same period in 2009.  The increase in net interest income was attributable to an increase of $4.03 billion in average customer cash balances and an increase of $2.12 billion in average fully secured margin borrowings.  The increase in commission and execution fees is mainly due to increased customer volume.  Volume in options and futures contracts and stock shares increased by 23%, 4% and 76%, respectively, for the first quarter of 2010 from the same period in 2009.  Total DARTs from cleared and execution-only customers for the three months ended March 31, 2010 increased 2% to approximately 364,000, compared to approximately 358,000 during the three months ended March 31, 2009.  DARTs from cleared customers for the three months ended March 31, 2010 decreased 1% to approximately 328,000, compared to approximately 330,000 during the three months ended March 31, 2009.  Total customer equity grew by 74% to $16.7 billion at March 31, 2010, from $9.6 billion at March 31, 2009.  The number of customer accounts grew 21% from March 31, 2009 to approximately 140,000.

Electronic brokerage non-interest expenses for the three months ended March 31, 2010 increased $0.9 million, or 1%, as compared to the three months ended March 31, 2009.  Within non-interest expenses, execution and clearing expenses increased by $1.5 million, driven by higher customer trading volume, as well as increases in fees charged by certain U.S. options exchanges.  Employee compensation and benefits expenses increased by $1.5 million, or 12%.  As a percentage of total net revenues, non-interest expenses decreased to 49% from 58% for the three month periods ended March 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet.  The majority of our assets consist of exchange-listed marketable securities, which are marked-to-market daily, cash and securities segregated for customers, and collateralized receivables arising from customer-related and proprietary securities transactions.  Collateralized receivables consist primarily of securities borrowed, and, to a lesser extent, customer margin loans, receivables from clearing houses for settlement of securities transactions and securities purchased under agreements to resell.  At March 31, 2010, total assets were $29.36 billion of which approximately $28.88 billion, or 98.4% were considered liquid and consisted predominantly of marketable securities, customers’ cash and collateralized receivables.

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

We actively manage our excess liquidity and we maintain significant borrowing facilities through the securities lending markets and with banks.  In response to changes in the credit market environment that began during late 2008, we continue to maintain sufficient levels of cash on hand to provide us with a buffer should we need immediately available funds for any reason.

In order to provide additional liquidity and to further increase our regulatory capital reserves, we issue senior notes and we maintain a committed senior secured revolving credit facility from a syndicate of banks (see “Principal Indebtedness” below).  As of March 31, 2010, borrowings under these facilities totaled $218.2 million, which represented 4.3% of our total capitalization.  Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our future liquidity needs for more than the next twelve months.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth.  Our consolidated equity grew from $4.43 billion at March 31, 2009 to $4.88 billion at March 31, 2010, representing an increase of 10%.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Cash (used in) provided by operating activities	$(24.2)	$56.6
Cash used in investing activities	(4.1)	(11.4)
Cash provided by (used in) financing activities	68.7	(278.9)
Effect of exchange rate changes on cash and cash equivalents	3.3	(6.3)
Increase (decrease) in cash and cash equivalents	$43.7	$(240.0)

Our cash flows from operating activities are largely a reflection of the size and composition of trading positions held by our market making subsidiaries and of the changes in customer cash and margin debit balances in our electronic brokerage business.  Our cash flows from investing activities are primarily related to capitalized internal software development, purchases and sales of memberships at exchanges where we trade and strategic investments in exchanges where such investments will enable us to offer better execution alternatives to our current and prospective customers, or create new opportunities for ourselves as market makers or where we can influence exchanges to provide competing products at better prices using sophisticated technology.  Our cash flows from financing activities are comprised of short-term borrowings, long-term borrowings and capital transactions.  Short-term borrowings from banks are part of our daily cash management in support of operating activities. Other borrowings provide us with flexible sources of excess liquidity and regulatory capital.  These borrowings include senior notes issued in private placements to certain qualified customers of IB LLC and a committed one-year $100.0 million senior secured revolving credit facility, from a syndicate of banks.

Three Months Ended March 31, 2010:   Our cash and cash equivalents increased by $43.7 million to $850.2 million for the three months ended March 31, 2010.  We used $24.2 million in net cash in operating activities.  We raised net cash of $64.6 million in our investing and financing activities primarily due to an increase in short-term borrowings.

Three Months Ended March 31, 2009:   Our cash and cash equivalents decreased by $240.0 million to $703.5 million for the three months ended March 31, 2009. We raised $56.6 million in net cash from operating activities. We used net cash of $290.3 million in our investing and financing activities primarily due to repayments on our senior secured revolving credit facility.

Regulatory Capital Requirements

Our principal operating subsidiaries are subject to separate regulation and capital requirements in the United States and other jurisdictions.  Timber Hill LLC and Interactive Brokers LLC are registered U.S. broker-dealers and futures commission merchants, and their primary regulators include the SEC, the Commodity Futures Trading Commission, the Chicago Board Options Exchange, the Chicago Mercantile Exchange, the Financial Industry Regulatory Authority and the National Futures Association.  Timber Hill Europe AG is registered to do business in Switzerland as a securities dealer and is regulated by the Swiss Financial Market Supervisory Authority.  Interactive Brokers (U.K.) Limited is subject to regulation by the U.K. Financial Services Authority. Our various other operating subsidiaries are similarly regulated.  See Note 10 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our regulatory capital requirements.

    At March 31, 2010, aggregate excess regulatory capital for all of the Operating Companies was $3.09 billion.

Principal Indebtedness

IBG LLC is the borrower under a $100.0 million senior secured revolving credit facility, which had no balance outstanding as of March 31, 2010, and is the issuer of senior notes, of which $218.2 million were outstanding as of March 31, 2010.

Senior Secured Revolving Credit Facility

On May 19, 2009, IBG LLC entered into a $100 million one-year senior secured revolving credit facility with a syndicate of banks.  IBG LLC is the sole borrower under this credit facility, which is required to be guaranteed by IBG LLC’s domestic non-regulated subsidiaries (currently there are no such entities).  The facility’s interest rate is indexed to the LIBOR rate for the relevant term, at the borrower’s option, and is secured by a first priority interest in all of the capital stock of each entity owned directly by IBG LLC (subject to customary limitations with respect to foreign subsidiaries).  The facility may be used to finance working capital needs and general corporate purposes.  The financial covenants contained in this credit facility are as follows:

•	minimum consolidated shareholders’ equity, as defined, of $3.3 billion, with quarterly increases equal to 25% of positive consolidated income;

•      maximum total debt to capitalization ratio of 30%;

•      minimum liquidity ratio of 1.0 to 1.0; and

•      maximum total debt to net regulatory capital ratio of 35%.

As of March 31, 2010, no borrowings were outstanding under this credit facility and IBG LLC was in compliance with all of the covenants.   The credit facility will expire in May of 2010 and the company is currently negotiating a replacement facility.

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

IBG LLC had $218.2 million and $205.8 million of senior notes outstanding at March 31, 2010 and December 31, 2009, respectively.  During the period from January 1 through March 31, 2010, total senior notes issued were $159.5 million, and senior notes redeemed totaled $147.1 million.

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

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware.  These expenditure items are reported as property and equipment.  Capital expenditures for property and equipment were approximately $4.1 million and $5.0 million for the three month periods ending March 31, 2010 and 2009, respectively.  We anticipate that our gross capital expenditures will be level with the first quarter, including costs related to expansion of our data center and backup facilities.  We expect our future capital expenditures to rise as we continue our focus on technology infrastructure initiatives in order to further enhance our competitive position.  We anticipate that we will fund capital expenditures with cash from operations and cash on hand.  In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance.  If we pursue any strategic acquisitions, we may incur additional capital expenditures.

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

Strategic Investments and Acquisitions

We periodically engage in evaluations of potential strategic investments and acquisitions.  The Company holds strategic investments in electronic trading exchanges including: Boston Options Exchange, LLC; OneChicago LLC and CBOE Stock Exchange, LLC. During 2009, the company made investments in Quadriserv Inc., an electronic securities lending platform provider and Factor Advisors, LLC, an Exchange Traded Funds (“ETF”) issuer.

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own.  At March 31, 2010, there were no definitive agreements with respect to any material acquisition.

Certain Information Concerning Off-Balance-Sheet Arrangements

IBG, Inc. may be exposed to a risk of loss not reflected in the unaudited condensed consolidated financial statements for futures products, which represent obligations of the Company to settle at contracted prices, which may require repurchase or sale in the market at prevailing prices.  Accordingly, these transactions result in off-balance sheet risk as IBG, Inc.’s cost to liquidate such futures contracts may exceed the amounts reported in our unaudited condensed consolidated statements of financial condition.

Critical Accounting Policies

Valuation of Financial Instruments

Due to the nature of our operations, substantially all of our financial instrument assets, comprised of securities owned, securities purchased under agreements to resell, securities borrowed and receivables from brokers, dealers and clearing organizations are carried at fair value based on published market prices and are marked to market daily, or are assets which are short-term in nature (such as U. S. government treasury bills or spot foreign exchange) and are reflected at amounts approximating fair value.  Similarly, all of our financial instrument liabilities that arise from securities sold but not yet purchased, securities sold under agreements to repurchase, securities loaned and payables to brokers, dealers and clearing organizations are short-term in nature and are reported at quoted market prices or at amounts approximating fair value.  Our long and short positions are valued at either the last consolidated trade price or the last consolidated bid/offer mid-point (where applicable) at the close of regular trading hours, in their respective markets.  Given that we manage a globally integrated market making portfolio, we have large and substantially offsetting positions in securities and commodities that trade on different exchanges that close at different times of the trading day.  As a result, there may be large and anomalous swings in the value of our positions daily and, accordingly, in our earnings in any period.  This is especially true on the last business day of each calendar quarter, although such swings tend to come back into equilibrium on the first business day of the succeeding calendar quarter.

Contingencies

Our policy is to estimate and accrue for potential losses that may arise out of litigation and regulatory proceedings, to the extent that such losses are probable and can be estimated, in accordance with ASC 450, Contingencies.  Potential losses that might arise out of tax audits, to the extent that such losses are “more likely than not,” would be estimated and accrued in accordance with ASC 740-10.  Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different.  Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience with and industry experience with similar cases and the opinions and views of internal and external legal counsel.  Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred.

We have been from time to time subject to litigation and other legal proceedings.  As of March 31, 2010, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously.  Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period.  As of March 31, 2010 and December 31, 2009, reserves provided for potential losses related to litigation matters were not material.

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

ASU 2009-12
Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent) – Amends ASC 820 to offer investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share
Periods ending after December 15, 2009

ASU 2009-13	Multiple Deliverable Revenue Arrangements – Amends ASC 605-25	Fiscal years beginning on or after June 15, 2010, early adoption permitted

ASU 2009-14
Certain Revenue Arrangements That Include Software Elements – Amends ASC 985-605 and 985-605-13 to exclude from their scope tangible products that contain software and non-software components that function together to deliver the products essential functionality
Fiscal years beginning on or after June 15, 2010, early adoption permitted

ASU 2009-15	Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing	Periods beginning on or after December 15, 2009

ASU 2009-16	Transfers and Servicing: Accounting or Transfers of Financial Assets – Amends ASC 860 – eliminates exceptions for qualifying special purpose entities and for certain mortgage securitizations	Periods beginning after November 15, 2009

ASU 2009-17	Improvements to Financial Reporting by Enterprises Involved with Variable Interest Enterprises – Amends ASC 810 for the issuance of SFAS No. 167	Periods beginning on or after December 15, 2009

ASU 2010-09	Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements	Effective on issuance

ASU 2010-11	Derivatives and Hedging (Topic 815) - Scope Exception related to Embedded Credit Derivatives	First fiscal quarter beginning after June 15, 2010, early adoption permitted at the beginning of the first fiscal quarter after issuance

ASU 2010-12	Income Taxes (Topic 740) - Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts	Effective on issuance

ASU 2010-13	Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early application is permitted

Adoption of those ASU’s that became effective during 2009 and in 2010, prior to the issuance of the Company’s unaudited condensed consolidated financial statements, did not have a material effect on those financial statements.  Management is assessing the potential impact on the Company’s financial statements of adopting ASU’s that will become effective in the future.

        In February 2010, the SEC issued a formal statement updating the status of its November 2008 “Roadmap for the Potential Use of Financial Statements Prepared in Accordance with International Financial Reporting Standards by U.S. Issuers” (“IFRS Roadmap”).  This statement supports convergence of accounting standards and the development of a single set of global accounting standards.  The SEC has directed its staff to execute a Work Plan which is expected to provide the SEC with information to be able to conclude whether IFRS should be adopted for U.S. registrants.  Progress reports on the SEC’s efforts are to be issued commencing no later than October 2010, and continuing until the Work Plan is completed.  The statement did not define a certain date for adoption of IFRS, but stated an expectation that initial adoption for U.S. registrants would be approximately December 31, 2015, with a transition

date of January 1, 2013 for the initial three year retrospective comparative reporting period.   Management continues to assess the potential impact of adopting IFRS on the Company’s unaudited condensed consolidated financial statements.

ASC 860, Transfers and Servicing, incorporates former SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB No. 140, was issued in June 2009 and became effective for interim and annual periods beginning after January 1, 2010.  These provisions of ASC 860 require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  The concept of a “qualifying special-purpose entity” (“SPE”) was eliminated under these provisions of ASC 860, which also changed the requirements for derecognizing financial assets and requires additional disclosures.  Adoption of these provisions did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

ASC 810, Consolidations, incorporates former SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  These pending provisions of ASC 810 revise former FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) and therefore should be unaudited condensed consolidated.  Consolidation of Variable Interest Entities (“VIE’s”) would be based on the target entity’s purpose and design as well as the reporting entity’s ability to direct the target’s activities, among other criteria.  SFAS No. 167 was issued in June 2009 and became effective for interim and annual periods beginning after January 1, 2010.  Adoption of these provisions did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

Foreign Currency Exposure

As a result of our international market making activities and accumulated earnings in our foreign subsidiaries, our income and net worth is exposed to fluctuations in foreign exchange rates.  Our European operations and some of our Asian operations are conducted by our Swiss subsidiary, THE.  THE is regulated by the Swiss Financial Market Supervisory Authority as a securities dealer and its financial statements are presented in Swiss francs.  Accordingly, THE is exposed to certain foreign exchange risks as described below:

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

In late 2005, we began to expand our market making systems to incorporate cash forex and forex options in order to hedge our currency exposure at little or no cost.  In 2006, we began hedging our currency exposure throughout the day on a continuous basis.  In connection with the development of our currency hedging strategy, we have determined to base our net worth in GLOBALs.  We define GLOBAL as consisting of 55 U.S. cents, 24 Euro cents, 10 Japanese yen, 3 British pence, 4 Canadian cents and 3 Australian cents.  With the growth of our international operations, we foresee including other currencies in our definition of the GLOBAL.  As our forex market making systems continue to develop, and as more exchanges trade more forex-based products electronically, we expect more trading volume to flow through this system and, accordingly, we expect to be able to manage the risks in forex in the same low cost manner as we currently manage the risks of our market making in equity-based products.

Interest Rate Risk

Under our senior secured revolving credit facility, we have the ability to choose borrowing tenors from overnight to twelve months, which permits us to minimize the risk of interest rate fluctuations.  We have no borrowings outstanding under this facility as of March 31, 2010.

    We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies.  In a normal rate environment, we typically invest a portion of these funds in U.S. government treasury securities with maturities of up to three months.  Under these circumstances, if interest rates were to increase rapidly and substantially, in increments that were not reflected in the yields on these treasury securities, our net interest income from customer deposits would decrease.  Based upon investments outstanding at March 31, 2010, we had no exposure of this nature.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment.  Due to a currently low rate environment, a decrease of the US benchmark interest rates to zero, or roughly 0.13%, would reduce our net interest income by approximately $1.5 million on an annualized basis.

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

We expect this kind of exposure to increase with growth in our overall business.  Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations.  As of March 31, 2010, we had $4.41billion in margin credit extended to our customers.  The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices.  Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve or the SEC portfolio margining regulations, as appropriate.  As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on February 26, 2010.  During our normal course of business, the Company’s regulated operating companies are in discussions with regulators about matters raised during regulatory examinations or otherwise subject to their inquiry.  These matters could result in censures, fines or other sanctions.  Management believes the outcome of any resulting actions will not be material to the Company’s financial condition, results of operations or cash flows.  However, the Company is unable to predict the outcome of these matters.

The Company believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on the consolidated financial condition of the Company.  Legal reserves have been established in accordance with ASC 450, Contingencies.  The ultimate resolution may differ from the amounts reserved.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in under Part 1, Item 1A of our Annual Report on From 10-K filed with the SEC on February 26, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  OTHER INFORMATION

None

ITEM 5.  EXHIBITS

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
________________________________________

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

Date: May 6, 2010