Form 10-Q
period 2010-06-30
Interactive Brokers Group, Inc.
filed 2010-08-09
CIK 1381197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒.

As of August 9, 2010, there were 42,222,349 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

INTERACTIVE BROKERS GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED June 30, 2010

 PART I: FINANCIAL INFORMATION

Financial Statements Introductory Note

Interactive Brokers Group, Inc. (“IBG, Inc.” or the “Company”) is a holding company whose primary asset is its ownership of approximately 10.8% of the membership interests of IBG LLC (the “Group”).  See Notes 1 and 4 to the unaudited condensed consolidated financial statements for further discussion of the Company’s capital and ownership structure.

We are an automated global electronic market maker and broker specializing in routing orders and executing and processing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 80 electronic exchanges and trading venues around the world.  In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut and from Chicago, Illinois and Jersey City, New Jersey.  Abroad, we conduct business through offices located in Canada, England, Switzerland, Hong Kong, India, Australia and Japan.  At June 30, 2010 we had 850 employees worldwide.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(Unaudited)
	June 30,	December 31,
(in thousands, except share data)	2010	2009
Assets
Cash and cash equivalents	$1,111,044	$806,560
Cash and securities - segregated for regulatory purposes	6,027,296	6,728,936
Securities borrowed	4,113,231	5,063,026
Securities purchased under agreements to resell	1,669,776	413,005
Trading assets, at fair value:
Financial instruments owned	7,224,456	7,809,944
Financial instruments owned and pledged as collateral	1,767,681	1,534,038
	8,992,137	9,343,982
Other receivables:
Customers, less allowance for doubtful accounts of $18,471 and
$16,637 at June 30, 2010 and December 31, 2009	4,443,070	3,239,625
Brokers, dealers and clearing organizations	608,887	493,063
Receivable from affiliate	1,159	1,160
Interest	14,327	14,720
	5,067,443	3,748,568
Other assets	500,751	501,474
Total assets	$27,481,678	$26,605,551

Liabilities and equity
Liabilities:
Trading liabilities - financial instruments sold but not yet purchased,
at fair value	$7,912,306	$8,763,201
Securities loaned	1,410,167	1,133,658
Short-term borrowings	150,511	320,803
Other payables:
Customers	11,977,488	10,587,701
Brokers, dealers and clearing organizations	453,674	164,523
Payable to affiliate	298,982	298,982
Accounts payable, accrued expenses and other liabilities	196,456	244,715
Interest	7,744	9,060
	12,934,344	11,304,981

Senior notes payable	230,854	205,777
Senior secured credit facility	-	-
	22,638,182	21,728,420

Commitments, contingencies and guarantees

Equity:
Stockholders’ equity:
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 47,784,286
Outstanding – 42,222,349 and 41,216,779 at June 30, 2010
and December 31, 2009	478	478
Class B – Authorized, Issued and Outstanding – 100 shares
at June 30, 2010 and December 31, 2009	-	-
Additional paid-in capital	528,586	528,586
Retained earnings	185,140	177,409
Accumulated other comprehensive income, net of income taxes of
$3,405 and $6,343 at June 30, 2010 and December 31, 2009	5,860	10,914
Treasury stock, at cost, 5,561,937 and 6,567,507 shares
at June 30, 2010 and December 31, 2009	(118,940)	(142,441)
Total stockholders’ equity	601,124	574,946
Non-controlling interests	4,242,372	4,302,185
Total equity	4,843,496	4,877,131
Total liabilities and equity	$27,481,678	$26,605,551

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except for shares or per share amounts)	2010	2009	2010	2009
Revenues:
Trading gains	$77,640	$223,690	$158,214	$404,144
Commissions and execution fees	107,519	90,182	199,252	174,446
Interest income	40,968	33,493	77,617	59,814
Other income	17,723	7,517	34,497	29,003
Total revenues	243,850	354,882	469,580	667,407

Interest expense	17,714	22,784	32,874	38,968

Total net revenues	226,136	332,098	436,706	628,439

Non-interest expenses:
Execution and clearing	75,482	70,768	145,170	131,911
Employee compensation and benefits	49,578	42,475	100,036	85,297
Occupancy, depreciation and amortization	9,148	9,942	18,352	19,503
Communications	6,322	5,503	11,724	10,504
General and administrative	13,530	11,302	24,435	22,169
Total non-interest expenses	154,060	139,990	299,717	269,384

Income before income taxes	72,076	192,108	136,989	359,055

Income tax expense	7,308	25,191	12,534	37,023
Net income	64,768	166,917	124,455	322,032
Less net income attributable to non-controlling interests	60,928	154,099	116,724	296,592
Net income available for common stockholders	$3,840	$12,818	$7,731	$25,440

Earnings per share:
Basic	$0.09	$0.31	$0.18	$0.62
Diluted	$0.09	$0.31	$0.18	$0.61

Weighted average common shares outstanding:
Basic	41,802,541	40,916,760	41,511,328	40,727,787
Diluted	42,441,995	41,758,253	42,206,384	41,622,406

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$124,455	$322,032
Adjustments to reconcile net income to net cash provided by
operating activities:
Translation losses (gains) - (2009, as adjusted)	158,614	(20,152)
Deferred income taxes	3,554	15,810
Depreciation and amortization	9,052	10,243
Employee stock plan compensation	20,166	15,934
Losses on non-trading investments, net	768	8,212
Bad debt expense and other	2,486	(946)
Change in operating assets and liabilities (2009, as adjusted):
Decrease (increase) in cash and securities - segregated for regulatory purposes	701,593	(1,182,819)
Decrease in securities borrowed	926,243	745,738
(Increase) decrease in securities purchased under agreements to resell	(1,256,768)	140,739
Decrease in trading assets	252,067	2,299,992
Increase in receivables from customers	(1,202,495)	(597,667)
(Increase) decrease in other receivables	(138,845)	441,265
Increase in other assets	(1,361)	(354)
Decrease in trading liabilities	(921,995)	(4,168,328)
Increase in securities loaned	266,909	237,783
Increase in payable to customers	1,392,358	2,110,214
Increase in other payables	229,982	1,742
Net cash provided by operating activities	566,783	379,438
Cash flows from investing activities:
Purchase of investments	(1)	(7,565)
Distribution received from equity investment	-	1,849
Purchase of property and equipment	(10,885)	(12,738)
Net cash used in investing activities	(10,886)	(18,454)
Cash flows from financing activities:
Dividends paid to non-controlling interests	(81,160)	(97,100)
Redemption of member interests from IBG Holdings LLC	(27,204)	(14,738)
Reduction in non-controlling interest in subsidiary	-	22
Issuance of senior notes	320,058	226,191
Redemptions of senior notes	(294,981)	(209,606)
Borrowings under senior secured credit facility	-	800
Repayments of senior secured credit facility	-	(300,800)
Decrease in short-term borrowings, net	(151,979)	(60,406)
Net cash used in financing activities	(235,266)	(455,637)
Effect of exchange rate changes on cash and cash equivalents	(16,147)	14,925
Net increase (decrease) in cash and cash equivalents	304,484	(79,728)
Cash and cash equivalents at beginning of period	806,560	943,497
Cash and cash equivalents at end of period	$1,111,044	$863,769

Supplemental disclosures of cash flow information:
Cash paid for interest	$34,190	$42,371
Cash paid for taxes	$60,659	$93,878

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
Six months ended June 30, 2010
(Unaudited)
(in thousands, except for share amounts)
	Common Stock
						Accumulated
			Additional			Other	Total	Non-
		Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity

Balance, January 1, 2010	41,216,879	$478	$528,586	$(142,441)	$177,409	$10,914	$574,946	$4,302,185	$4,877,131

Common Stock distributed to employees	1,005,570			23,501			23,501		23,501
Redemption of non-controlling interests								(27,204)	(27,204)
Dividends paid by IBG LLC to
non-controlling interests								(81,160)	(81,160)
Comprehensive income:
Net income					7,731		7,731	116,724	124,455
Cumulative translation adjustment,
net of income taxes of ($2,937)						(5,054)	(5,054)	(68,173)	(73,227)

Total comprehensive income					7,731	(5,054)	2,677	48,551	51,228
Balance, June 30, 2010	42,222,449	$478	$528,586	$(118,940)	$185,140	$5,860	$601,124	$4,242,372	$4,843,496

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

1.   Organization and Nature of Business

Interactive Brokers Group, Inc. ("IBG, Inc." or the "Company") is a Delaware holding company whose primary asset is its ownership of approximately 10.8% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, "IBG LLC" or the "Group").  The accompanying unaudited condensed consolidated financial statements of IBG, Inc. reflect the consolidation of IBG, Inc.’s investment in IBG LLC for all periods presented (Note 4).  IBG LLC is an automated global market maker and electronic broker specializing in routing orders and processing trades in securities, futures and foreign exchange instruments.

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

2.   Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2010 and 2009 and the unaudited condensed consolidated statement of financial condition as of December 31, 2009 reflect IBG, Inc. and its subsidiaries and are presented in U.S. dollars and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting with respect to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required for full financial statements by accounting standards under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”).  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in IBG, Inc.’s Annual Report on Form 10-K filed with the SEC on February 26, 2010.

Gains and losses from foreign currency transactions are included in trading gains and losses, where related to market making activities, or in interest income, where related to investment of customer funds as part of electronic brokerage activities, in the unaudited condensed consolidated statements of income.  Non-U.S. subsidiaries have a functional currency (i.e., the currency in which activities are primarily conducted) that is other than the U.S. dollar.  Such subsidiaries’ assets and liabilities are translated to U.S. dollars at period-end exchange rates, while revenues and expenses are translated at average exchange rates during the year.  Adjustments that result from translating amounts from a subsidiary’s functional currency to the U.S. dollar are reported in non-controlling interests or stockholders’ equity as a component of accumulated other comprehensive income.  Translation losses reported for the current period in the unaudited condensed consolidated statement of cash flows excludes translation gains and losses on settled currency trading positions.  For comparison purposes, previously reported translation losses of $35,636 for the six months ended June 30, 2009 have been excluded, and prior reported changes in operating assets and liabilities have likewise been adjusted for the correction of this error.  This change had no effect on total cash provided by operating activities or the total change in cash for the six months ended June 30, 2009.

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

Fair Value

At June 30, 2010 and December 31, 2009, substantially all of IBG, Inc.’s assets and liabilities, including financial instruments, were carried at fair value based on published market prices and are marked to marked daily, or were assets which are short-term in nature (such as U.S. government treasury bills or spot foreign exchange) and were carried at amounts that approximate fair value.

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

Financial instruments owned and financial instruments sold, but not yet purchased, except forward currency contracts, over-the-counter (“OTC”) currency options and certain corporate debt securities, which are classified as Level 2 financial instruments, are classified within Level 1 of the fair value hierarchy.  Level 1 financial instruments, which are valued using quoted market prices as published by exchanges and clearing houses or otherwise broadly distributed in active markets, include U.S. government and sovereign obligations, active listed securities, options, futures, options on futures and corporate debt securities.  IBG, Inc. does not adjust quoted prices for Level 1 financial instruments, even in the event that the Company may hold a large position whereby a purchase or sale could reasonably impact quoted prices.  Currency forward contracts and OTC currency options are classified as Level 2 financial instruments as such instruments are not exchange-traded.  Corporate debt securities, including Federal Deposit Insurance Corporation insured corporate bonds held as securities segregated for regulatory purposes, that are not actively traded are also classified in Level 2.

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
Fiscal years beginning on or after June 15, 2010, early adoption permitted

ASU 2009-15	Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing	Periods beginning on or after December 15, 2009

ASU 2009-16	Transfers and Servicing: Accounting or Transfers of Financial Assets – Amends ASC 860 – eliminates exceptions for qualifying special purpose entities and for certain mortgage securitizations	Periods beginning after November 15, 2009

ASU 2009-17	Improvements to Financial Reporting by Enterprises Involved with Variable Interest Enterprises – Amends ASC 810 for the issuance of SFAS No. 167	Periods beginning on or after December 15, 2009

ASU 2010-09	Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements	Effective on issuance

ASU 2010-11	Derivatives and Hedging (Topic 815) - Scope Exception related to Embedded Credit Derivatives	First fiscal quarter beginning after June 15, 2010, early adoption permitted at the beginning of the first fiscal quarter after issuance.

ASU 2010-12	Income Taxes (Topic 740) - Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts	Effective on issuance.

ASU 2010-13	Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early application is permitted.

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

ASC/IFRS Convergence

In February 2010, the SEC issued “Commission Statement in Support of Convergence and Global Accounting Standards”, a formal statement updating the status of its November 2008 “Roadmap for the Potential Use of Financial Statements Prepared in Accordance with International Financial Reporting Standards by U.S. Issuers” (“IFRS Roadmap”).  The statement supported convergence of accounting standards and the development of a single set of global accounting standards.  As directed in this statement, the SEC staff issued “Work Plan for the Consideration of Incorporating International Financial Reporting Standards into the Financial Reporting System for U.S. Issuers” (the “Work Plan”) in May 2010.  The Work Plan is expected to provide the SEC with information to be able to conclude whether IFRS should be adopted for U.S. registrants.  While neither the February statement nor the Work Plan define a certain date for adoption of IFRS, both documents stated an expectation that a decision on whether the SEC would mandate adoption of IFRS is expected to be made in 2011.  If a decision to adopt IFRS is made at that point in time, initial adoption for U.S. registrants would be approximately December 31, 2015 or 2016, with a transition date of either January 1, 2013 or 2014 for the initial three year retrospective comparative reporting period.  Management continues to assess the potential impact of adopting IFRS on the Company’s unaudited condensed consolidated financial statements.

Other
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

Currency Risk
Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments.  Exchange rate contracts may include cross-currency swaps and currency futures contracts.  Currency swaps are agreements to exchange future payments in one currency for payments in another currency.  These agreements are used to effectively convert assets or liabilities denominated in different currencies.  Currency futures are contracts for delayed delivery of currency at a specified future date.  IBG, Inc. uses currency swaps to manage the levels of its non-U.S. dollar currency balances and currency cash and futures markets to hedge its global exposure.

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

The Company's credit risk is limited in that substantially all of the contracts entered into are settled directly at securities and commodities clearing houses and a small portion is settled through member firms and banks with substantial financial and operational resources.

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

Concentrations of Credit Risk

IBG, Inc.’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes.  Concentrations of credit risk can be affected by changes in political, industry, or economic factors.  To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions.  As of June 30, 2010, the Company did not have any material concentrations of credit risk.

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

4.   Equity and Earnings Per Share

In connection with its initial public offering (“IPO”) in May 2007, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements.  IBG Holdings LLC wholly owns all Class B common stock, which common stock has voting rights in proportion to its ownership interests in IBG LLC, approximately 89.2% as of June 30, 2010.  The unaudited condensed consolidated financial statements report the financial position, results of operations and cash flows of IBG, Inc., including consolidation of its investment in IBG LLC from May 4, 2007, and IBG Holdings LLC’s ownership interests in IBG LLC, which interests are reported as non-controlling interests.

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

Redemptions may be funded through two (2) methods.  Material redemptions would be funded from the proceeds of sales of additional shares of Common Stock, although there have been no such additional sales of Common Stock through June 30, 2010.  Three hundred sixty (360) million shares of authorized Common Stock were reserved for such future sales.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

In lieu of a sale of Common Stock, the Exchange Agreement provides that IBG LLC, using its available liquidity, may facilitate the redemption by IBG Holdings LLC of interests held by its members.  Subsequent to the IPO, and with the consent of IBG Holdings LLC and IBG, Inc. (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed to redeem membership interests from IBG Holdings LLC as follows:

		Price per Equivalent
	Fair Value	Class A Share
2008	$72,015	$29.99
2009	14,738	14.85
2010	27,204	16.80

As a consequence of these transactions, and distribution of shares to employees (Note 7), IBG, Inc.’s interest in IBG LLC has increased to approximately 10.8%, with IBG Holdings LLC owning the remaining 89.2% as of June 30, 2010.  The redemptions also resulted in an increase in the IBG Holdings LLC interest held by Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 85.8% at June 30, 2010.

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock.  All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation.  As described previously in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of IBG Holdings LLC’s ownership of IBG LLC.  At June 30, 2010 and December 31, 2009, 1,000,000,000 shares of Class A common stock were authorized, of which 47,784,286 shares have been issued; and 42,222,349 and 41,216,779 shares were outstanding, respectively.  Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of June 30, 2010 and December 31, 2009, respectively.  In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of June 30, 2010 and December 31, 2009, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc. the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests.  A deferred tax asset of $380,785 was recorded as of the IPO date, which deferred tax asset is a component of Other Assets in the unaudited condensed consolidated statement of financial condition and is being amortized as additional deferred income tax expense over 15 years, as allowable under current tax law.  As of June 30, 2010 and December 31, 2009, the unamortized balance of the deferred tax asset was $323,433 and $333,304, respectively.  IBG, Inc. also entered into an agreement (the “Tax Receivable Agreement”) with IBG Holdings LLC to pay IBG Holdings LLC (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of the tax basis increase.  As of the IPO date, a payable to IBG Holdings LLC of $323,668 was recorded by IBG, Inc. and is reported as Payable to Affiliate in the unaudited condensed consolidated statement of financial condition.  Amounts payable under the Tax Receivable Agreement are subject to repayment to IBG Holdings LLC annually upon the filing of IBG, Inc.’s federal income tax return.  The remaining 15%, $57,117, was accounted for as a permanent increase to additional paid-in capital in the unaudited condensed consolidated statement of financial condition.  The Company paid IBG Holdings LLC $14,788 and $9,898 in December 2009 and 2008, respectively, pursuant to the terms of the Tax Receivable Agreement.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Earnings per Share

Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic earnings per share:

Net income available for common stockholders	$3,840	$12,818	$7,731	$25,440

Weighted average shares of common stock outstanding:
Class A	41,802,441	40,916,660	41,511,228	40,727,687
Class B	100	100	100	100
	41,802,541	40,916,760	41,511,328	40,727,787

Basic earnings per share	$0.09	$0.31	$0.18	$0.62

         Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for dilutive potential common shares:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Diluted earnings per share:
Net income available for common stockholders - basic	$3,840	$12,818	$7,731	$25,440
Adjustments for potentially dilutive common shares	-	-	-	-

Net income available for common stockholders	$3,840	$12,818	$7,731	$25,440

Weighted average shares of common stock outstanding:
Class A:
Issued and outstanding	41,802,441	40,916,660	41,511,228	40,727,687
Potentially dilutive common shares:
Issuable pursuant to 2007 ROI Unit Stock Plan	639,454	841,493	695,056	894,619
Class B	100	100	100	100
	42,441,995	41,758,253	42,206,384	41,622,406

Diluted earnings per share	$0.09	$0.31	$0.18	$0.61

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

5.   Fair Value

The following tables set forth, by level within the fair value hierarchy (Note 2), financial assets and liabilities, primarily financial instruments owned and financial instruments sold, but not yet purchased, at fair value as of June 30, 2010 and December 31, 2009.  As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Financial Assets At Fair Value as of June 30, 2010

	Level 1	Level 2	Level 3	Total

Securities segregated for regulatory purposes	$-	$441,217	$-	$441,217
Financial instruments owned:
Stocks	3,484,863	-	-	3,484,863
Options	4,868,813	1,846	-	4,870,659
U.S. and foreign government obligations	416,369	-	-	416,369
Warrants	76,600	-	-	76,600
Corporate bonds	49,489	37,226	-	86,715
Discount certificates	55,306	-	-	55,306
Currency forward contracts	-	1,625	-	1,625
	8,951,440	40,697	-	8,992,137

	$8,951,440	$481,914	$-	$9,433,354

	Financial Liabilities At Fair Value as of June 30, 2010

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased:
Stocks	$3,191,598	$-	$-	$3,191,598
Options	4,623,873	5,793	-	4,629,666
Corporate bonds	51,148	39,297	-	90,445
Currency forward contracts	-	597	-	597
	$7,866,619	$45,687	$-	$7,912,306

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

	Financial Assets At Fair Value as of December 31, 2009

	Level 1	Level 2	Level 3	Total

Securities segregated for regulatory purposes	$-	$441,391	$-	$441,391
Financial instruments owned:
Stocks	4,052,636	-	-	4,052,636
Options	4,717,693	-	-	4,717,693
U.S. and foreign government obligations	358,489	-	-	358,489
Warrants	88,093	-	-	88,093
Corporate bonds	54,157	26,393	-	80,550
Discount certificates	46,521	-	-	46,521
	9,317,589	26,393	-	9,343,982

	$9,317,589	$467,784	$-	$9,785,373

	Financial Liabilities At Fair Value as of December 31, 2009

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased:
Stocks	$4,349,918	$-	$-	$4,349,918
Options	4,336,625	-	-	4,336,625
Corporate bonds	41,010	35,022	-	76,032
Currency forward contracts	-	626	-	626
	$8,727,553	$35,648	$-	$8,763,201

6. Senior Secured Revolving Credit Facility

On May 18, 2010, IBG LLC entered into a $100 million two-year senior secured revolving credit facility with Bank of America, N.A. as administrative agent and Citibank, N.A., as syndication agent.  IBG LLC is the sole borrower under this credit facility.  The facility’s interest rate is indexed to the overnight federal funds rate or to the LIBOR rate for the relevant term, at the borrower’s option, and is secured by a first priority interest in all of the capital stock of each entity owned directly by IBG LLC (subject to customary limitations with respect to foreign subsidiaries).  The facility may be used to finance working capital needs and general corporate purposes, including downstreaming funds to IBG LLC’s regulated broker-dealer subsidiaries as regulatory capital.  This allows IBG LLC to take advantage of market opportunities when they arise, while maintaining substantial excess regulatory capital.  The financial covenants contained in this credit facility are as follows:

•	minimum consolidated net worth, as defined, of $3.625 billion, with quarterly increases equal to 25% of positive consolidated net income;

•      maximum total debt to capitalization ratio of 30%;

•      minimum liquidity ratio of 1.0 to 1.0; and

•      maximum total debt to net regulatory capital ratio of 35%.

At maturity, subject to meeting certain terms of the facility, the Company will have an option to convert the facility to a one-year term loan.  At June 30, 2010, no borrowings were outstanding under this credit facility and IBG LLC was in compliance with all of the covenants.  This credit facility replaced a $100 million senior secured revolving credit facility that matured on May 19, 2010.

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

As of June 30, 2010 and December 31, 2009, payables to employees for ROI Dollar Units were $16,223 and $22,276, respectively.  Of these payable amounts, $4,613 and $6,633 were vested as of June 30, 2010 and December 31, 2009, respectively.  These amounts are included in accounts payable, accrued expenses and other liabilities in the unaudited condensed consolidated statements of financial condition.  Compensation expense for the ROI Dollar Unit plan, included in the unaudited condensed consolidated statement of income was $208, and $2,055 for the six months ended June 30, 2010 and 2009, respectively.

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

Of the fair value at the date of grant, $17,806 represented the accumulated ROI Dollar Unit value elected to be invested by employees in Common Stock and such amount was accrued for as of December 31, 2006.  The remainder is being ratably accrued as compensation expense by the Group from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule.  Compensation expense for the 2007 ROI Unit Stock Plan and related grants under the 2007 Stock Incentive Plan, net of the effect of forfeitures, included in the unaudited condensed consolidated statement of income for the six months ended June 30, 2010 and 2009 was $1,671 and $1,888, respectively.  Estimated future compensation costs for granted awards at June 30, 2010 were $10.7 million.

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

Total share distributions under the SIP and ROI Unit Stock Plan have been as follows:

			Shares sold by
			employees to
		Fair Value at	meet
		Date of Grant	withholding
	Total Shares	($000's)	obligations

In connection with IPO	189,617	$5,681	45,857
May 9, 2008	458,655	13,881	121,852
May 11, 2009	680,164	17,898	175,362
May 9, 2010	1,005,570	23,501	265,971

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

The following is a summary of Stock Plan activity for the period from January 1, 2010 through June 30, 2010:

	Shares
	2007 Stock	2007 ROI Unit
	Incentive Plan	Stock Plan

Balance, December 31, 2009	5,641,054	733,562

Granted	-	-
Forfeited by employees	(23,541)	(2,179)
Distributed to employees	(820,923)	(184,647)
Balance, December 31, 2010	4,796,590	546,736

    Estimated future grants under the Stock Incentive Plan are being accrued for ratably during each year under the ASC 718 “Graded Vesting” method.  Compensation expense recognized in the unaudited condensed consolidated statement of income for the six months ended June 30, 2010 and 2009 was $18,496 and $14,047, respectively.  Estimated future compensation costs for granted awards at June 30, 2010 were $48.8 million.

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

IBG, Inc. accounts for potential losses related to litigation in accordance with ASC 450, Contingencies.  As of June 30, 2010 and December 31, 2009, reserves provided for potential losses related to litigation matters were not material.

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

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three and six months ended June 30, 2010 and 2009 and to total assets as of June 30, 2010 and December 31, 2009:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenues:
Market making	$81,644	$218,991	$164,425	$400,935
Electronic brokerage	144,581	120,385	271,773	227,781
Corporate and eliminations	(89)	(7,278)	508	(277)
Total net revenues	$226,136	$332,098	$436,706	$628,439

Income before income taxes:
Market making	$3,889	$141,609	$9,345	$259,724
Electronic brokerage	72,324	62,007	136,696	107,533
Corporate and eliminations	(4,137)	(11,508)	(9,052)	(8,202)
Total income before income taxes	$72,076	$192,108	$136,989	$359,055

	June 30,	December 31,
	2010	2009
Segment assets:
Market making	$16,639,191	$17,708,334
Electronic brokerage	13,823,145	12,289,387
Corporate and eliminations	(2,980,658)	(3,392,170)
Total assets	$27,481,678	$26,605,551

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

IBG, Inc. operates its automated global business in U.S. and international markets on more than 80 exchanges and market centers.  A significant portion of IBG, Inc.’s net revenues are generated by subsidiaries operating outside the United States.  International operations are comprised of market making and electronic brokerage activities in 27 countries in Europe, Asia and North America (outside the United States).  The following table presents total net revenues and income before income taxes by geographic area for the three and six months ended June 30, 2010 and 2009:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenues:
United States	$181,837	$226,116	$343,932	$403,821
International	44,725	113,319	92,631	224,950
Corporate and eliminations	(426)	(7,337)	143	(332)
Total net revenues	$226,136	$332,098	$436,706	$628,439

Income before income taxes:
United States	$90,184	$140,504	$164,128	$237,847
International	(13,606)	63,122	(17,707)	129,441
Corporate and eliminations	(4,502)	(11,518)	(9,432)	(8,233)
Total income before income taxes	$72,076	$192,108	$136,989	$359,055

10.   Regulatory Requirements

At June 30, 2010, aggregate excess regulatory capital for all of the Operating Companies was $3,298,149.

TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the CFTC’s minimum financial requirements (Regulation 1.17).  At June 30, 2010, TH LLC had net capital of $977,166, which was $939,944 in excess of required net capital of $37,222, and IB LLC had net capital of $1,008,352, which was $894,480 in excess of required net capital of $113,872.

THE is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement.  At June 30, 2010, THE had eligible equity of $1,448,734, which was $1,136,594 in excess of the minimum requirement of $312,140.

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

At June 30, 2010, all of the Operating Companies were in compliance with their respective regulatory capital requirements.

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

Included in receivable from customers in the accompanying unaudited condensed consolidated statement of financial condition as of December 31, 2009 were account receivables from directors, officers and their affiliates of $7,136.  There were no

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

amounts receivable from directors, officers and their affiliates as of June 30, 2010.  Included in payable to customers in the accompanying unaudited condensed consolidated statements of financial condition as of June 30, 2010 and December 31, 2009 were payables to directors, officers and their affiliates of $239,833 and $123,689, respectively.  Included in senior notes payable at June 30, 2010 and December 31, 2009 were senior notes purchased by directors and their affiliates of $12,936 and $15,210, respectively.

12. Subsequent Events

As required by ASC 855-10-50, the Company has evaluated subsequent events for adjustment to or disclosure in its unaudited condensed consolidated financial statements through August 6, 2010, the date the unaudited condensed consolidated financial statements were issued.  No recordable or disclosable events occurred through this date.

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

Introduction

IBG, Inc. is a holding company whose primary asset is ownership of approximately 10.8% of the membership interests of the Group.

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

Executive Overview

Second Quarter Results:  Diluted earnings per share were $0.09 for the three months ended June 30, 2010, 71% lower than the $0.31 for the three months ended June 30, 2009.

Consolidated:  For the three months ended June 30, 2010, our net revenues were $226.1 million and income before income taxes was $72.1 million, compared to net revenues of $332.1 million and income before income taxes of $192.2 million for the same period in 2009.  Trading gains decreased 65% in the three months ended June 30, 2010, compared to the same period last year due, in part, to currency translation losses resulting from our policy of maintaining our equity in a basket of major currencies we call GLOBALs.  Commissions and execution fees increased by 19% on increased customer trading activity for the same time period.  Net interest income increased 117% in the three months ended June 30, 2010, compared to the same period last year driven by increases in customer cash balances and fully-secured margin borrowings.  Our pre-tax margin for the three months ended June 30, 2010 was 32%, compared to 58% for the same period in 2009.

Market Making:  During the three months ended June 30, 2010, income before income taxes in our market making segment decreased 97%, compared with the same period in 2009.  This was driven by currency fluctuations which had a negative impact on our trading gains and tighter bid/offer spreads.  However, during the second quarter of 2010, bid/offer spreads widened slightly and the ratio of actual to implied volatility increased as compared to the first quarter of 2010.   Pre-tax margin decreased to 5% in the second quarter of 2010 compared to 65% in the same period of 2009.

We actively manage our global currency exposure by maintaining our equity in proportion to a defined basket of major currencies.  Roughly half of our equity is denominated in currencies other than U.S. dollars.  As a result of the U.S. dollar’s strengthening relative to other key currencies during this quarter, we incurred an estimated $72.0 million negative effect on our market making earnings, as reported in U.S. dollars.  Further discussion of our approach to managing foreign currency risk is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Brokerage:  During the three months ended June 30, 2010, income before income taxes in our electronic brokerage segment increased 17% compared to the same period in 2009.  This reflects higher commission revenues, partially offset by higher execution and clearing expenses, as well as an increase in net interest income compared to the same period last year.  The increase in net interest income was attributable to increases in interest earned on higher customer cash balances and fully secured margin borrowings.  Pre-tax margin decreased slightly from 51% to 50% for the three months ended June 30, 2009 and 2010, respectively.  In the second quarter we lowered our commissions for U.S. futures by about 10%, on an average order.  This lowered our gross margin slightly, but contributed to a 23% increase in futures trading volume from the prior quarter.  Total Daily Average Revenue Trades (“DARTs”) for cleared and execution-only customers increased 22% to approximately 422,000 during the three months ended June 30, 2010, compared to approximately 345,000 during the three months ended June 30, 2009.  The number of customer accounts grew 20% from the year ago quarter.

Six months results: Diluted earnings per share were $0.18 for the six months ended June 30, 2010, 70% lower than the $0.61 for the six months ended June 30, 2009.

Consolidated:  For the six months ended June 30, 2010, our net revenues were $436.7 million and income before income taxes was $137.0 million, compared to net revenues of $628.4 million and income before income taxes of $359.1 million for the same period in 2009.  Trading gains decreased 61% in the six months ended June 30, 2010, compared to the same period last year and commissions and execution fees increased 14% compared to the year-ago period, while net interest income increased 115%.  Our pre-tax margin for the six months ended June 30, 2010 was 31%, compared to 57% for the same period in 2009.

Market Making:  During the six months ended June 30, 2010, income before income taxes in our market making segment decreased 96%, compared with the same period in 2009.  This was driven by currency fluctuations, which had a negative impact on our trading gains, and by tighter bid/offer spreads and a lower ratio of actual to implied volatility levels during the first quarter.  Pre-tax margin decreased to 6% in the first six months of 2010 compared to 65% in the same period of 2009.

Brokerage:  During the six months ended June 30, 2010, income before income taxes in our electronic brokerage segment increased 27% compared to the same period in 2009, driven by higher commissions and execution fees and net interest income, partially offset by increased execution and clearing expenses.  Pre-tax margin increased from 47% to 50% between the two comparative time periods.  Customer equity grew by 43% to $16.4 billion at June 30, 2010, compared to $11.5 billion at June 30, 2009.

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

TRADE VOLUMES:
(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2005	54,044		34,800		7,380		96,224		382
2006	66,043	22%	51,238	47%	12,828	74%	130,109	35%	518
2007	99,086	50%	72,931	42%	16,638	30%	188,655	45%	752
2008	101,672	3%	120,195	65%	16,966	2%	238,833	27%	944
2009	93,550	-8%	127,338	6%	13,636	-20%	234,524	-2%	934

2Q2009	26,434		31,647		2,971		61,052		969
2Q2010	20,358	-23%	37,404	18%	4,777	61%	62,539	2%	993

CONTRACT AND SHARE VOLUMES:
(in 000’s, except %)

TOTAL
	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2005	409,794		44,560		21,925,120
2006	563,623	38%	62,419	40%	34,493,410	57%
2007	673,144	19%	83,134	33%	47,324,798	37%
2008	757,732	13%	108,984	31%	55,845,428	18%
2009	643,380	-15%	82,345	-24%	75,449,891	35%

2Q2009	166,588		21,273		19,687,486
2Q2010	191,064	15%	27,362	29%	22,790,303	16%

MARKET MAKING
	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2005	308,613		11,551		15,625,801
2006	371,929	21%	14,818	28%	21,180,377	36%
2007	447,905	20%	14,520	-2%	24,558,314	16%
2008 **	514,629	15%	21,544	48%	26,008,433	6%
2009 **	428,810	-17%	15,122	-30%	26,205,229	1%

2Q2009 **	112,490		4,022		7,461,905
2Q2010 **	122,364	9%	4,411	10%	5,469,349	-27%

BROKERAGE TOTAL
	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2005	101,181		33,009		6,299,319
2006	191,694	89%	47,601	44%	13,313,033	111%
2007	225,239	17%	68,614	44%	22,766,484	71%
2008	243,103	8%	87,440	27%	29,836,995	31%
2009	214,570	-12%	67,223	-23%	49,244,662	65%

2Q2009	54,098		17,251		12,225,581
2Q2010	68,700	27%	22,951	33%	17,320,954	42%

* Includes options on futures
** In Brazil, an equity option contract typically represents 1 share of the underlying stock; however, the typical minimum trading quantity is 100 contracts.  To make a fair comparison to volume at other exchanges, we have adopted a policy of reporting Brazilian equity options contracts divided by their trading quantity of 100.

CONTRACT AND SHARE VOLUMES, continued:
(in 000’s, except %)

BROKERAGE CLEARED
	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2005	23,456		30,646		5,690,308
2006	32,384	38%	45,351	48%	12,492,870	120%
2007	51,586	59%	66,278	46%	20,353,584	63%
2008	77,207	50%	85,599	29%	26,334,752	29%
2009	93,868	22%	66,241	-23%	46,627,344	77%

2Q2009	24,281		17,005		11,666,739
2Q2010	29,491	21%	22,463	32%	16,487,944	41%

* Includes options on futures

BROKERAGE STATISTICS
(in 000's, except % and where noted)
	2Q2010	2Q2009	% Change
Total Accounts	146	122	20%
Customer Equity (in billions) *	$16.4	$11.5	43%

Cleared DARTs	385	317	21%
Total Customer DARTs	422	345	22%

(in $'s, except DART per account)
Commission per DART	$4.24	$4.32	-2%
DART per Avg. Account (Annualized)	677	674	0%
Net Revenue per Avg. Account (Annualized)	$3,808	$3,745	2%

* Excludes non-customers

Business Environment

The financial markets exhibited heightened turbulence during the second quarter of 2010, with major stock indexes falling on concerns over the European debt crises and fears of a double-dip recession.  Investors were further shaken by the May 6th “flash crash”, in which the Dow Jones Industrials Average experienced its largest decline in a single day, followed by a partial rebound.  These events drove volatility levels higher during the quarter, which contributed to a favorable trading environment for market makers and professional traders and fueled volumes on the world’s exchanges.  For the past several quarters, our trading gains have been impaired by weakening market making conditions, including increased competition from high frequency traders, historically tight bid/offer spreads and low volatility levels.  These factors started to shift back to our favor during the second quarter.

Our market making profits are generally correlated with market volatility since we typically maintain an overall long volatility position, which protects us against a severe market dislocation in either direction.  Based on the Chicago Board Options Exchange Volatility Index (“VIX”), the average volatility level rose approximately 30% from the first quarter of 2010, though it remained about 20% lower than its level of the second quarter of 2009.  This increase in volatility also helped to reverse the trend of contracting spreads that we’ve seen since late 2008, and during the second quarter of 2010, spreads widened slightly.

The ratio of actual to implied volatility is also meaningful to our results.  Because the cost of hedging our positions is based on implied volatility, while our trading profits are, in part, based on actual market volatility, a higher ratio is generally favorable and a lower ratio generally has a negative effect on our trading gains.  During the second quarter of 2010, this ratio averaged approximately 94% compared to approximately 79% in the second quarter of 2009.

Offsetting these positive trends, currency fluctuations negatively impacted our trading gains.  As a global market maker trading on exchanges in multiple countries and currencies, we are exposed to foreign currency risk.  We actively hedge this exposure by keeping our net worth in proportion to a defined basket of major currencies.  The Euro, which makes up about a quarter of this basket, continued to decline against the U.S. dollar during the second quarter.  Because we report our financial results in U.S. dollars, this contributed to a translation loss which negatively impacted our trading gains.

Our electronic brokerage business continued to exhibit strong growth during the second quarter.  Customer trading volume, which is the primary profit driver for the brokerage segment, was fueled by higher levels of volatility and global trading volumes during the second quarter, in addition to continued growth in customer accounts.   Total customer accounts have grown 20% year over year, while the equity held in these accounts has grown 43%.  Our customer trading volume is not generally correlated to the direction of market prices since the majority of our customer base is comprised of experienced, professional traders who have shown greater resilience to severe market swings than average retail investors.

According to data received from exchanges worldwide, volumes in exchange-listed equity-based options increased in the second quarter of 2010 by approximately 13% in the U.S. and 23% globally, compared to the same period in 2009.  We believe the growth of the “equity culture” will continue and will have a long-term positive effect on trading volumes.

During second quarter of 2010 we accounted for approximately 10% of the exchange-listed equity based options (including options on ETFs and stock index products) volume traded worldwide and approximately 13% of exchange-listed equity based options volume traded in the U.S.  This compares to approximately 11% of the exchange-listed equity based options volume traded worldwide and approximately 13% of the exchange-listed equity based options volume traded in the U.S. in the second quarter of 2009.  The decrease in our market share can be attributed to the increase in trading by high frequency traders, which by virtue of their execution priority over market makers have been taking a larger share of the listed options volume; and to the fact that many high volume options are now quoted so tightly, often a penny wide bid/offer spread, that we are no longer on both the best bid and offer in every option.  See the tables on pages 28 – 30 of this Quarterly Report on Form 10-Q for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law in July 2010, includes new rules that govern the financial services industry.  Certain parts of this new legislation include increased regulation of the derivatives markets and stricter capital requirements.  Certain other potential regulatory changes are currently being reviewed and publicly debated.  These changes include the potential implementation of proposed fee caps at options exchanges and a ban on naked sponsored access (i.e. direct access by customers without pre-trade credit controls) on exchanges.  We generally take the view that through our emphasis on building technology, we can provide better service to our customers in a more efficient and more transparent market.  Accordingly, we see these developments as, on balance, positive.

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

•
With the increased scrutiny of equity and options market makers, hedge funds and soft dollar practices by the regulatory and legislative authorities,  new legislation or modifications to existing regulations and rules could occur in the future.

•	Consolidation among market centers may adversely affect the value of our smart routing software.

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

Results of Operations

The tables in the period comparisons below provide summaries of our revenues and expenses.  The period-to-period comparisons below of financial results are not necessarily indicative of future results.  The following table sets forth our consolidated results of operations for the indicated periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in millions, except share and per share data)

Revenues:
Trading gains	$77.6	$223.6	$158.2	$404.1
Commissions and execution fees	107.6	90.2	199.3	174.5
Interest income	41.0	33.5	77.6	59.8
Other income	17.7	7.6	34.5	29.0

Total revenue	243.9	354.9	469.6	677.4

Interest expense	17.8	22.8	32.9	39.0

Total net revenues	226.1	332.1	436.7	628.4

Non-interest expenses:
Execution and clearing	75.5	70.8	145.2	131.9
Employee compensation and benefits	49.5	42.5	100.0	85.3
Occupancy, depreciation and amortization	9.2	9.9	18.4	19.5
Communications	6.3	5.5	11.7	10.5
General and administrative	13.5	11.2	24.4	22.1

Total non-interest expenses	154.0	139.9	299.7	269.3

Income before income taxes	72.1	192.2	137.0	359.1

Income tax expense	7.4	25.3	12.6	37.1

Net income	64.7	166.9	124.4	322.0

Less net income attributable to non-controlling interests	60.9	154.1	116.7	296.6

Net income available for common shareholders	$3.8	$12.8	$7.7	$25.4

Earnings per share:
Basic	$0.09	$0.31	$0.18	$0.62
Diluted	$0.09	$0.31	$0.18	$0.61

Weighted average common shares outstanding:
Basic	41,802,541	40,916,760	41,511,328	40,727,787
Diluted	42,441,995	41,758,253	42,206,384	41,622,406

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Net Revenues

Total net revenues for the three months ended June 30, 2010 decreased $106.0 million or 32%, to $226.1 million from $332.1 million, during the three months ended June 30, 2009.  This decrease was driven by historically low bid-offer spreads and weakening foreign exchange rates compared to the U.S. dollar.  Trading volume is an important driver of revenues and costs for both our market making and electronic brokerage segments.  Based on data published by options exchanges worldwide, U.S. equity options volume during the three months ended June 30, 2010 increased approximately 13%, compared to the same period in 2009 and global equity options volumes increased approximately 23% for the same periods.  For the quarter ended June 30, 2010, options contracts executed by our subsidiaries increased by 24.4 million, or 15%, to 191.0 million from 166.6 million for the quarter ended June 30, 2009.

Trading Gains.  Trading gains for the three months ended June 30, 2010 decreased $146.0 million, or 65%, to $77.6 million from $223.6 million for the three months ended June 30, 2009.  As market makers, we provide liquidity by buying from sellers and selling to buyers.  During the three months ended June 30, 2010, our market making operations executed 20.4 million trades, a decrease of 23% compared to the number of trades executed in the three months ended June 30, 2009.  Options and futures contract volumes increased by 9% and 10%, respectively, while stock shares volume decreased by 27%, for the three months ended June 30, 2010 compared to the year ago quarter.  The decrease in trading gains was primarily due to currency fluctuations which negatively impacted our earnings and to tighter bid/offer spreads on exchange-listed options versus the year-ago-quarter, as well as lower levels of volatility, as explained in the Business Environment section above.

Included in trading gains are net dividends and net bond trading interest from market making activities and currency translation gains and losses.  Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record.  When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase stock after the ex-dividend date.  Hence, the apparent gains and losses due to these price changes, reflecting the value of dividends paid to shareholders, must be taken together with the dividends paid and received, respectively, in order to accurately reflect the results of our market making operations.  As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in foreign currencies.  Translation losses of $116.5 million were recognized in the three months ended June 30, 2010, primarily from foreign currency balances held by our subsidiaries, compared to translation losses of $3.1 million for the three months ended June 30, 2009. Translation gain or loss is reported in accordance with the FASB Codification and does not contain the full translation effects of our policy of maintaining our equity in proportion to the basket of currencies we refer to as the GLOBAL, part of which may be reported as trading gains. A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Commissions and Execution Fees.  Commissions and execution fees for the three months ended June 30, 2010 increased $17.4 million, or 19%, to $107.6 million, as compared to the three months ended June 30, 2009.  The increase was due to higher overall trade volume from our customers.  Volume in options and futures contracts and stock shares increased by 27%, 33% and 42%, respectively, for the second quarter of 2010 from the same period in 2009.  A substantial portion of the stock volume increase was driven by trades in low priced stocks in the U.S. and abroad.  In the second quarter we lowered our commissions for U.S. futures by about 10%, on an average order.  This lowered our gross margin slightly, but contributed to a 23% increase in futures trading volume from the prior quarter.  Total DARTs for cleared and execution-only customers for the three months ended June 30, 2010 increased 22% to approximately 422,000, compared to approximately 345,000 during the three months ended June 30, 2009.  DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased to approximately 385,000, for the three months ended June 30, 2010, compared to approximately 317,000 for the three months ended June 30, 2009. The number of customer accounts grew by 20% to approximately 146,000 at June 30, 2010, compared to approximately 122,000 at June 30, 2009.  Average commission per DART for cleared customers, for the quarter ended June 30, 2010, decreased by 2% to $4.24, as compared to $4.32 for the quarter ended June 30, 2009.

Interest Income and Interest Expense.  Net interest income (interest income less interest expense) for the quarter ended June 30, 2010 increased $12.5 million, or 117%, to $23.2 million, as compared to the quarter ended June 30, 2009.  Net interest income was derived almost entirely from the electronic brokerage segment during the three months ended June 30, 2010.  Net interest earned by electronic brokerage increased $8.3 million, or 59%, to $22.3 million, as compared to the quarter ended June 30, 2009.  Average customer cash balances increased by 40%, to $11.95 billion, and average customer fully secured margin borrowings increased 104%, to $4.47 billion, for the quarter ended June 30, 2010, as compared to $8.56 billion and $2.19 billion, on average, respectively, for the quarter ended June 30, 2009.  The average Fed Funds effective rate increased slightly to 0.19% for the quarter ended June 30, 2010 from 0.18% for the quarter ended June 30, 2009.  For market making, net interest income increased $5.7 million from the same period last year to $1.2 million.  As a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio.  When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income.  When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income.  The relative interest rates during the second quarter of 2010 resulted in a mix of positions that produced more interest income and less trading income than in the second quarter of 2009. Average securities borrowed increased by 19%, to $5.19 billion and average securities loaned increased by 70%, to $1.39 billion, for the quarter ended June 30, 2010 compared to the year-ago quarter, as market making stock positions expanded.

Other Income.  Other income, for the three months ended June 30, 2010, increased $10.1 million, or 133%, to $17.7 million, as compared to the three months ended June 30, 2009.  This increase was primarily attributable to the non-recurring $6.6 million expense recorded in the second quarter of 2009 for our investment in Hambrecht, as well as an increase of $1.6 million in market data fees as compared to the same period of 2009.

Non-Interest Expenses

Non-interest expenses, for the three months ended June 30, 2010, increased by $14.1 million, or 10%, to $154.0 million from $139.9 million, during the three months ended June 30, 2009.  The increase was primarily due to higher execution and clearing fees as well as higher employee compensation and benefits costs.  As a percentage of total net revenues, non-interest expenses increased to 68% for the three months ended June 30, 2010 from 42% during the same period in 2009.

Execution and Clearing.  Execution and clearing expenses, for the three months ended June 30, 2010, increased $4.7 million, or 7%, to $75.5 million, as compared to the three months ended June 30, 2009.  The increase was primarily due to higher clearing fees driven by a 29% increase in futures contract volume, an increase in exchange fees at certain U.S. options exchanges.  In the beginning of 2010, two additional U.S. options exchanges launched a maker-taker pricing model for a portion of their option classes.  The exchanges do not collect order flow fees from market makers on their maker-taker option classes.  As a result, exchange order flow expenses decreased $4.6 million for the quarter ended June 30, 2010 compared to the same period of 2009.

Employee Compensation and Benefits.  Employee compensation and benefits expenses, for the three months ended June 30, 2010, increased by $7.0 million, or 16%, to $49.5 million, as compared to the three months ended June 30, 2009.  This increase reflected the 8% growth in the average number of employees to 833 for the quarter ended June 30, 2010, as compared to 770 for the same period in 2009.  As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff.  The continued recognition of costs associated with of our stock incentive plan also increased employee compensation and benefits expense.  As a percentage of total net revenues, employee compensation and benefits expenses were 22% and 13%, for the three month periods ended June 30, 2010 and 2009, respectively.

General and Administrative.  General and administrative expenses, for the three months ended June 30, 2010, increased $2.3 million or 21%, as compared to the three months ended June 30, 2009. The increase in general and administrative expenses was primarily due to an increase of $3.9 million in bad debt expense during the three months ended June 30, 2010 compared to the same period in 2009.  Bad debt increase was a result of unusual market volatility on May 6, 2010 the so called “flash crash” and some unexpected fluctuations in prices of specific companies.  This was partially offset by a reserve for a potential tax adjustment at one of our foreign operating companies recorded in the second quarter of 2009 which did not reoccur in same period in 2010.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Net Revenues

Total net revenues for the six months ended June 30, 2010 decreased $191.7 million or 31%, to $436.7 million from $628.4 million, during the six months ended June 30, 2009.  Trading volume is an important driver of revenues and costs for both our market making and electronic brokerage segments.  Based on data published by options exchanges worldwide, U.S. equity options volume during the six months ended June 30, 2010 increased approximately 10.2%, compared to the same period in 2009 and global equity options volumes increased approximately 17.1% for the same periods.  For the six months ended June 30, 2010, options contracts executed by our subsidiaries increased by 19.9 million, or 6%, to 350.9 million from 331.0 million for the six months ended June 30, 2009. This increase was driven our brokerage activities, while market making volume decreased.

Trading Gains.  Trading gains for the six months ended June 30, 2010 decreased $245.9 million, or 61%, to $158.2 million from $404.1 million for the six months ended June 30, 2009.  As market makers, we provide liquidity by buying from sellers and selling to buyers.  During the six months ended June 30, 2010, our market making operations executed 40.0 million trades, a decrease of 22% compared to the number of trades executed in the six months ended June 30, 2009.  Options and futures contracts and stock shares volume decreased by 2%, 6% and 27%, respectively, for the six months ended June 30, 2010 compared to the same period in 2009.  The decrease in trading gains was primarily due to tighter bid/offer spreads on exchange listed options versus the first six months of 2009, foreign currency fluctuations, and a generally lower ratio of actual to implied volatility, as explained in the Business Environment section above.

Included in trading gains are net dividends, net bond trading interest and currency translation gains and losses from market making activities.  Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record.  When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase stock after the ex-dividend date.  Hence, the apparent gains and losses due to these price changes, reflecting the value of dividends paid to shareholders, must be taken together with the dividends paid and received, respectively, in order to accurately reflect the results of our market making operations.  As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in foreign currencies.  Translation losses of $158.0 million were recognized in the six months ended June 30, 2010, primarily from foreign currency balances held by our subsidiaries, compared to translation gains of $16.4 million for the six months ended June 30, 2009.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Commissions and Execution Fees.  Commissions and execution fees for the six months ended June 30, 2010 increased $24.8 million, or 14%, to $199.3 million, as compared to the six months ended June 30, 2009.  The increase was due to higher overall trade volume from our customers.  Volume in options and futures contracts and stock shares increased by 25%, 18% and 56%, respectively, for the first half of 2010 from the same period in 2009.  A substantial portion of the stock volume increase was driven by trades in low-priced stocks in the U.S. and abroad.  In the second quarter we lowered our commissions for U.S. futures by about 10%, on an average order which further helped the growth in our U.S. futures customer business.  Total DARTs for cleared and execution-only customers for the six months ended June 30, 2010 increased 12% to approximately 394,000, compared to approximately 351,000 during the six months ended June 30, 2009.  DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased to approximately 357,000, for the six months ended June 30, 2010, compared to approximately 324,000 for the six months ended June 30, 2009. The number of customer accounts grew by 20% to approximately 146,000 at June 30, 2010, compared to approximately 122,000 at June 30, 2009.  Average commission per DART for cleared customers, for the six months ended June 30, 2010, increased by 5% to $4.32, as compared to $4.13 for the six months ended June 30, 2009.

Interest Income and Interest Expense.  Net interest income (interest income less interest expense) for the six months ended June 30, 2010 increased $23.9 million, or 115%, to $44.7 million, as compared to the six months ended June 30, 2009.  Net interest income was derived almost entirely from the electronic brokerage segment during the six months ended June 30, 2010.  Net interest earned by electronic brokerage increased $18.0 million, or 75%, to $41.9 million, as compared to the six months ended June 30, 2009.  Average customer cash balances increased by 46%, to $11.46 billion, and average customer fully secured margin borrowings increased 111%, to $4.16 billion, for the six months ended June 30, 2010, as compared to $7.85 billion and $1.97 billion, on average, respectively, for the six months ended June 30, 2009.  The average Fed Funds effective rate dropped slightly to 0.16% for the six months ended June 30, 2010 from 0.18% for the six months ended June 30, 2009.  For market making, net interest income increased $7.2 million from the same period last year to $2.5 million.  As a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio.  When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income.  When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income.  The relative interest rates during the first six months of 2010 resulted in a mix of positions that produced more interest income and less trading income than in the first six months of 2009. Average securities borrowed increased by 6%, to $5.15 billion and average securities loaned increased by 71%, to $1.30 billion, for the six months ended June 30, 2010.

Other Income.  Other income, for the six months ended June 30, 2010, increased $5.5 million, or 19%, to $34.5 million, as compared to the six months ended June 30, 2009.  This increase was primarily attributable to the non-recurring $7.4 million expense recorded in the first half of 2009 for our investment in Hambrecht as well as an increase of $3.6 million in market data fees as compared to the same period of 2009.  This was a partially offset by a decrease of $2.0 million in payment for order flow income primarily due to the continued expansion of the penny pricing pilot and increased options volume executed on exchanges using the maker-taker model, where we are paid for providing liquidity and charged for taking liquidity instead of collecting payment for order flow.

Non-Interest Expenses

Non-interest expenses, for the six months ended June 30, 2010, increased by $30.4 million, or 11%, to $299.7 million from $269.3 million, during the six months ended June 30, 2009.  The increase was primarily due to higher execution and clearing fees as well as higher employee compensation and benefits costs.  As a percentage of total net revenues, non-interest expenses increased to 69% for the six months ended June 30, 2010 from 43% during the same period in 2009.

Execution and Clearing.  Execution and clearing expenses, for the six months ended June 30, 2010, increased $13.3 million, or 10%, to $145.2 million, as compared to the six months ended June 30, 2009.  The increase was primarily due to higher exchange fees at certain U.S. options exchanges as well as an increase in clearing fees resulting from a 14% rise in futures contract volume traded during the six months ended June 30, 2010. The increase in exchange fees at certain U.S. option exchanges was partially offset by a decrease in payment for order flow as certain U.S. option exchanges have moved to a maker-taker pricing model.  Payment for order flow decreased $2.0 million during the six months ended June 30, 2010 compared to the same period in 2009.

Employee Compensation and Benefits.  Employee compensation and benefits expenses, for the six months ended June 30, 2010, increased by $14.7 million, or 17%, to $100.0 million, as compared to the six months ended June 30, 2009.  This increase reflected the 8% growth in the average number of employees to 822 for the six months ended June 30, 2010, as compared to 763 for the same period in 2009.  As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff.  The continued recognition of costs associated with of our stock incentive plan also increased employee compensation and benefits expense.  As a percentage of total net revenues, employee compensation and benefits expenses were 23% and 14%, for the six months ended June 30, 2010 and 2009, respectively.

General and Administrative.  General and administrative expenses, for the six months ended June 30, 2010, increased $2.3 million, or 10% to $24.4 million, as compared to the six months ended June 30, 2009. The increase in general and administrative expenses was due to an increase of $3.4 million in bad debt expense during the six months ended June 30, 2010 compared to the same period in 2009.

Business Segments

The following table sets forth the net revenues and non-interest expenses and income before income taxes of our business segments:

		Three Months		Six Months
		Ended June 30,		Ended June 30,
		2010	2009	2010	2009
		(in millions)

Market Making	Net revenues	$81.7	$218.9	$164.5	$400.9
	Non-interest expenses	77.8	77.4	155.1	141.2

	Income before income taxes	$3.9	$141.5	$9.4	$259.7

	Pre-tax profit margin	5%	65%	6%	65%

Electronic Brokerage	Net revenues	$144.6	$120.4	$271.8	$227.8
	Non-interest expenses	72.3	58.4	135.1	120.3

	Income before income taxes	$72.3	$62.0	136.7	$107.5

	Pre-tax profit margin	50%	51%	50%	47%

Corporate*	Net revenues	($0.2)	$(7.2)	$0.4	($0.3)
	Non-interest expenses	3.9	4.1	9.5	7.8

	Income before income taxes	($4.1)	$(11.3)	$(9.1)	($8.1)

Total	Net revenues	$226.1	$332.1	$436.7	$628.4
	Non-interest expenses	154.0	139.9	299.7	269.3

	Income before income taxes	$72.1	$192.2	$137.0	$359.1

	Pre-tax profit margin	32%	58%	31%	57%

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

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in millions)
Revenues:
Trading gains	$78.4	$221.4	$158.2	$399.7
Interest income	15.6	18.6	29.8	35.4
Other income	2.1	2.0	3.8	5.9

Total revenues	96.1	242.0	191.8	441.0

Interest expense	14.4	23.1	27.3	40.1

Total net revenues	81.7	218.9	164.5	400.9

Non-interest expenses:
Execution and clearing	41.0	45.0	81.6	78.6
Employee compensation and benefits	18.0	15.6	36.9	31.9
Occupancy, depreciation and amortization	2.6	2.7	5.0	5.1
Communications	3.5	2.9	6.7	5.6
General and administrative	12.7	11.2	24.9	20.0

Total non-interest expenses	77.8	77.4	155.1	141.2

Income before income taxes	$3.9	$141.5	$9.4	$259.7

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Market making total net revenues for the three months ended June 30, 2010 decreased $137.2 million, or 63%, to $81.7 million, from $218.9 million during the three months ended June 30, 2009.  Trading gains for the three months ended June 30, 2010 decreased $143.0 million, or 65%, primarily due to foreign currency fluctuations and tighter bid/offer spreads on exchange-traded options during this quarter.  Market making futures and options contract volume in the three months ended June 30, 2010 increased 10% and 9% respectively, while stock share volume decreased 27% as compared to the same period in 2009.  Trading gains also include translation gains and losses.  Translation losses, for the three months ended June 30, 2010 were $116.5 million as compared to translation losses of $3.1 million, for the three months ended June 30, 2009.  Translation gain or loss is reported in accordance with the FASB Codification and does not contain the full translation effects of our policy of maintaining our equity in proportion to the basket of currencies we refer to as the GLOBAL, part of which may be reported as trading gains.  Net interest income for the three months ended June 30, 2010 increased by $5.7 million to $1.2 million.  As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets.  In the second quarter of 2010, these factors produced more interest income and less trading gains than in the second quarter of 2009.

Market making non-interest expenses for the three months ended June 30, 2010 increased $0.4 million, or 1%, as compared to the three months ended June 30, 2009.  The increase primarily resulted from a $2.4 million increase in employee compensation and benefits and a $1.5 million increase in general and administrative expenses.  These were offset by a $4.0 million reduction in execution and clearing fees.  Employee compensation expenses increased $2.4 million as a result of a $1.2 million increase in expenses related to our employee stock incentive plan. The increase in general and administrative fees was largely a result of a $2.6 million increase in administrative and consulting fees during the three months ended June 30, 2010 compared to the same period in 2009.  The reduction in execution and clearing fees was due to a decrease in exchange fees for Market Makers as a result of the implementation of the maker-taker pricing model on certain U.S. option exchanges.  As a percentage of total net revenues, market making non-interest expenses increased to 95% from 35% for the three month periods ended June 30, 2010 and 2009, respectively.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Market making total net revenues for the six months ended June 30, 2010 decreased $236.4 million, or 59%, to $164.5 million, from $400.9 million during the six months ended June 30, 2009.  Trading gains for the six months ended June 30, 2010 decreased $241.5 million, or 60%, primarily due to tighter bid/offer spreads on exchange-traded options and low levels of volatility during the first half of the year.  Market making futures and options contract volume and stock share volume in the six months ended June 30, 2010 decreased 2%, 6% and 27%, respectively, as compared to the same period in 2009.  Trading gains also include translation gains and losses.  Translation losses, for the six months ended June 30, 2010 were $158.0 million as compared to translation gains of $16.4 million, for the six months ended June 30, 2009.  Net interest income for the six months ended June 30, 2010 increased by $7.2 million to $2.5 million.  As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets.  In the first half of 2010, these factors produced more interest income and less trading gains than in the six months of 2009.

Market making non-interest expenses for the six months ended June 30, 2010 increased $13.9 million, or 10%, as compared to the six months ended June 30, 2009.  The increase primarily resulted from a $5.0 million increase in employee compensation and benefits, a $4.9 million increase in general and administrative expenses and a $3.0 million increase in execution and clearing fees during the sixth months ended June 30, 2010 compared to the same period during 2009.  Employee compensation expenses increased as a result of a $2.1 million increase in expenses related to our employee stock incentive plan and a $3.6 million increase in expenses related to salaries and bonuses.  The increase in general and administrative fees was largely a result of a $4.9 million increase in administrative and consulting fees during the six months ended June 30, 2010 compared to the same period in 2009.  The increase in execution and clearing fees was driven by the non recurrence of exchange fee refunds received in the prior year and increased fee rates on certain U.S. option exchanges.  However, this was largely counterbalanced by larger liquidity rebates for providing liquidity on certain other U.S. options exchanges, where, as a market maker, we are paid for providing liquidity instead of paying exchange fees, and lower exchange order flow fees.  As a percentage of total net revenues, market making non-interest expenses increased to 95% from 35% for the six month periods ended June 30, 2010 and 2009, respectively.

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in millions)
Revenues:
Commissions and execution fees	$107.5	$90.2	$199.2	$174.5
Interest income	26.8	16.7	49.8	29.7
Other income	14.8	16.2	30.7	29.4

Total revenues	149.1	123.1	279.7	233.6

Interest expense	4.5	2.7	7.9	5.8

Total net revenues	144.6	120.4	271.8	227.8

Non-interest expenses:
Execution and clearing	34.9	26.7	63.9	54.2
Employee compensation and benefits	13.8	12.5	28.1	25.3
Occupancy, depreciation and amortization	3.4	4.2	6.8	8.4
Communications	2.8	2.5	5.0	4.8
General and administrative	17.4	12.5	31.3	27.6

Total non-interest expenses	72.3	58.4	135.1	120.3

Income before income taxes	$72.3	$62.0	$136.7	$107.5

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Electronic brokerage total net revenues for the three months ended June 30, 2010 increased $24.2 million, or 20%, to $144.6 million, from $120.4 million during the three months ended June 30, 2009, primarily due to higher commission and execution fees and an increase in net interest income.  Commission and execution fees increased $17.3 million, or 19%, and net interest income increased $8.3 million, or 59%, for the three months ended June 30, 2010 compared to the same period in 2009.  The increase in net interest income was attributable to an increase of $3.39 billion in average customer cash balances and an increase of $2.28 billion in average fully-secured margin borrowings.  The increase in commission and execution fees is mainly due to increased customer trading volume.  Volume in options and futures contracts and stock shares increased by 27%, 33% and 42%, respectively, for the second quarter of 2010 from the same period in 2009.  Total DARTs from cleared and execution-only customers for the three months ended June 30, 2010 increased 22% to approximately 422,000, compared to approximately 345,000 during the three months ended June 30, 2009.  DARTs from cleared customers for the three months ended June 30, 2010 increased 21% to approximately 385,000, compared to approximately 317,000 during the three months ended June 30, 2009.  Total customer equity grew by 43% to $16.4 billion at June 30, 2010, from $11.5 billion at June 30, 2009.  The number of customer accounts grew 20% from June 30, 2009 to approximately 146,000.

Electronic brokerage non-interest expenses for the three months ended June 30, 2010 increased $13.9 million, or 24%, as compared to the three months ended June 30, 2009.  Within non-interest expenses, execution and clearing expenses increased by $8.2 million, driven by higher customer futures and options trading volume, as well as increases in fees charged by certain U.S. options exchanges.  U.S. options exchange fees were higher due to a greater proportion of maker-taker volume, where we are charged for taking liquidity, as opposed to the traditional U.S. options pricing model, where customer executions are free.  General and administrative fees increased $4.9 million, or 39% due to a $3.9 million increase in bad debt expense and a $1.6 million increase in administrative and consulting fees.  Employee compensation and benefits expenses increased by $1.3 million, or 10%, as a result of a $2.8 increase in salary and bonus expense.  As a percentage of total net revenues, non-interest expenses increased to 50% from 49% for the three month periods ended June 30, 2010 and 2009, respectively.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Electronic brokerage total net revenues for the six months ended June 30, 2010 increased $44.0 million, or 19%, to $271.8 million, from $227.8 million during the six months ended June 30, 2009, primarily due to higher commission and execution fees and an increase in net interest income.  Commission and execution fees increased $24.7 million, or 14%, and net interest income increased $18.0 million, or 75%, for the six months ended June 30, 2010 compared to the same period in 2009.  The increase in net interest income was attributable to an increase of $3.61 billion in average customer cash balances and an increase of $2.19 billion in average fully-secured margin borrowings.  The increase in commission and execution fees is mainly due to increased customer volume.  Volume in options and futures contracts and stock shares increased by 25%, 18% and 56%, respectively, for the first half of 2010 from the same period in 2009.

Total DARTs from cleared and execution-only customers for the six months ended June 30, 2010 increased 12% to approximately 394,000, compared to approximately 351,000 during the six months ended June 30, 2009.  DARTs from cleared customers for the six months ended June 30, 2010 decreased 10% to approximately 357,000, compared to approximately 324,000 during the six months ended June 30, 2009.  Total customer equity grew by 43% to $16.4 billion at June 30, 2010, from $11.5 billion at June 30, 2009.  The number of customer accounts grew 20% from June 30, 2009 to approximately 146,000.

Electronic brokerage non-interest expenses for the six months ended June 30, 2010 increased $14.8 million, or 12%, as compared to the six months ended June 30, 2009.  Within non-interest expenses, execution and clearing expenses increased by $9.7 million, driven by an 18% increase in customer futures trading volume, as well as increases in fees charged by certain U.S. options exchanges, resulting from a greater proportion of maker-taker volume, where we are charged for taking liquidity.  Employee compensation and benefits expenses increased by $2.8 million, or 11% during the six months ended June 30, 2010 compared to the same period in 2009.  General and administrative expenses increased $3.7 million as bad debt expense increased $3.4 million during the six months ended June 30, 2010 compared to the same period in 2009.  As a percentage of total net revenues, non-interest expenses decreased to 50% from 53% for the six month periods ended June 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet.  The majority of our assets consist of exchange-listed marketable securities, which are marked-to-market daily, cash and securities segregated for customers, and collateralized receivables arising from customer-related and proprietary securities transactions.  Collateralized receivables consist primarily of securities borrowed, and, to a lesser extent, customer margin loans, receivables from clearing houses for settlement of securities transactions and securities purchased under agreements to resell.  At June 30, 2010, total assets were $27.48 billion of which approximately $27.00 billion, or 98.3%, were considered liquid and consisted predominantly of marketable securities, customers’ cash and collateralized receivables.

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

In order to provide additional liquidity and to further increase our regulatory capital reserves, we issue senior notes and we maintain a committed senior secured revolving credit facility from a syndicate of banks (see “Principal Indebtedness” below).  As of June 30, 2010, borrowings under these facilities totaled $230.9 million, which represented 4.8% of our total capitalization.  Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our future liquidity needs for more than the next twelve months.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth.  Our consolidated equity grew from $4.64 billion at June 30, 2009 to $4.84 billion at June 30, 2010, representing an increase of 4%.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2010	2009
	(in millions)
Cash provided by operating activities	$566.8	$379.4
Cash used in investing activities	(10.9)	(18.4)
Cash used in financing activities	(235.3)	(455.6)
Effect of exchange rate changes on cash and cash equivalents	(16.1)	14.9
Increase (decrease) in cash and cash equivalents	$304.5	$(79.7)

Our cash flows from operating activities are largely a reflection of the size and composition of trading positions held by our market making subsidiaries and of the changes in customer cash and margin debit balances in our electronic brokerage business.  Our cash flows from investing activities are primarily related to capitalized internal software development, purchases and sales of memberships at exchanges where we trade and strategic investments in exchanges where such investments will enable us to offer better execution alternatives to our current and prospective customers, or create new opportunities for ourselves as market makers or where we can influence exchanges to provide competing products at better prices using sophisticated technology.  Our cash flows from financing activities are comprised of short-term borrowings, long-term borrowings and capital transactions.  Short-term borrowings from banks are part of our daily cash management in support of operating activities. Other borrowings provide us with flexible sources of excess liquidity and regulatory capital.  These borrowings include senior notes issued in private placements to certain qualified customers of IB LLC and a committed two-year $100.0 million senior secured revolving credit facility, from a syndicate of banks.

Six Months Ended June 30, 2010:   Our cash and cash equivalents increased by $304.5 million to $1,111.0 million for the six months ended June 30, 2010.  We raised $566.8 million in net cash in operating activities.  We used net cash of $246.2 million in our investing and financing activities primarily due to a decrease in short-term borrowings and dividends paid to and redemption of member interests from IBG Holdings LLC.

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

At June 30, 2010, aggregate excess regulatory capital for all of the Operating Companies was $3.30 billion.

Principal Indebtedness

IBG LLC is the borrower under a $100.0 million senior secured revolving credit facility, which had no balance outstanding as of June 30, 2010, and is the issuer of senior notes, of which $230.9 million were outstanding as of June 30, 2010.

Senior Secured Revolving Credit Facility

On May 18, 2010, IBG LLC entered into a $100 million two-year senior secured revolving credit facility with a syndicate of banks.  IBG LLC is the sole borrower under this credit facility, which is required to be guaranteed by IBG LLC’s domestic non-regulated subsidiaries (currently there are no such entities).  The facility’s interest rate is indexed to the LIBOR rate for the relevant term, at the borrower’s option, and is secured by a first priority interest in all of the capital stock of each entity owned directly by IBG LLC (subject to customary limitations with respect to foreign subsidiaries).  The facility may be used to finance working capital needs and general corporate purposes.  The financial covenants contained in this credit facility are as follows:

•	minimum consolidated shareholders’ equity, as defined, of $3.6 billion, with quarterly increases equal to 25% of positive consolidated income;

•      maximum total debt to capitalization ratio of 30%;

•      minimum liquidity ratio of 1.0 to 1.0; and

•      maximum total debt to net regulatory capital ratio of 35%.

At maturity, subject to meeting certain terms of the facility, IBG LLC will have an option to convert the facility to a one-year term loan.  As of June 30, 2010, no borrowings were outstanding under this credit facility and IBG LLC was in compliance with all of the covenants.  This credit facility replaced a $100 million senior secured revolving credit facility that expired on May 19, 2010.

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

IBG LLC had $230.9 million and $205.8 million of senior notes outstanding at June 30, 2010 and December 31, 2009, respectively.  During the period from January 1 through June 30, 2010, total senior notes issued were $320.1 million, and senior notes redeemed totaled $295.0 million.

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

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware.  These expenditure items are reported as property and equipment.  Capital expenditures for property and equipment were approximately $10.9 million and $12.7 million for the six month periods ending June 30, 2010 and 2009, respectively.  We anticipate that our gross capital expenditures will be level with the first six months of the year, including costs related to expansion of our data center and backup facilities.  We expect our future capital expenditures to rise as we continue our focus on technology infrastructure initiatives in order to further enhance our competitive position.  We anticipate that we will fund capital expenditures with cash from operations and cash on hand.  In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance.  If we pursue any strategic acquisitions, we may incur additional capital expenditures.

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

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own.  At June 30, 2010, there were no definitive agreements with respect to any material acquisition.

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

We have been from time to time subject to litigation and other legal proceedings.  As of June 30, 2010, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously.  Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period.  As of June 30, 2010 and December 31, 2009, reserves provided for potential losses related to litigation matters were not material.

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
Fiscal years beginning on or after June 15, 2010, early adoption permitted

ASU 2009-15	Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing	Periods beginning on or after December 15, 2009

ASU 2009-16	Transfers and Servicing: Accounting or Transfers of Financial Assets – Amends ASC 860 – eliminates exceptions for qualifying special purpose entities and for certain mortgage securitizations	Periods beginning after November 15, 2009

ASU 2009-17	Improvements to Financial Reporting by Enterprises Involved with Variable Interest Enterprises – Amends ASC 810 for the issuance of SFAS No. 167	Periods beginning on or after December 15, 2009

ASU 2010-09	Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements	Effective on issuance

ASU 2010-11	Derivatives and Hedging (Topic 815) - Scope Exception related to Embedded Credit Derivatives	First fiscal quarter beginning after June 15, 2010, early adoption permitted at the beginning of the first fiscal quarter after issuance.

ASU 2010-12	Income Taxes (Topic 740) - Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts	Effective on issuance.

ASU 2010-13	Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early application is permitted.

Adoption of those ASU’s that became effective during 2009 and in 2010, prior to the issuance of the Company’s unaudited condensed consolidated financial statements, did not have a material effect on those financial statements.  Management is assessing the potential impact on the Company’s financial statements of adopting ASU’s that will become effective in the future.

ASC/IFRS Convergence

In February 2010, the SEC issued “Commission Statement in Support of Convergence and Global Accounting Standards”, a formal statement updating the status of its November 2008 “Roadmap for the Potential Use of Financial Statements Prepared in Accordance with International Financial Reporting Standards by U.S. Issuers” (“IFRS Roadmap”).  The statement supported convergence of accounting standards and the development of a single set of global accounting standards.  As directed in this statement, the SEC staff issued “Work Plan for the Consideration of Incorporating International Financial Reporting Standards into the

Financial Reporting System for U.S. Issuers” (the “Work Plan”) in May 2010.  The Work Plan is expected to provide the SEC with information to be able to conclude whether IFRS should be adopted for U.S. registrants.  While neither the February statement nor the Work Plan define a certain date for adoption of IFRS, both documents stated an expectation that a decision on whether the SEC would mandate adoption of IFRS is expected to be made in 2011.  If a decision to adopt IFRS is made at that point in time, initial adoption for U.S. registrants would be approximately December 31, 2015 or 2016, with a transition date of either January 1, 2013 or 2014 for the initial three year retrospective comparative reporting period.  Management continues to assess the potential impact of adopting IFRS, on the Company’s unaudited condensed consolidated financial statements.

Other

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

In late 2005, we began to expand our market making systems to incorporate cash forex and forex options in order to hedge our currency exposure at little or no cost.  In 2006, we began hedging our currency exposure throughout the day on a continuous basis.  In connection with the development of our currency hedging strategy, we have determined to base our net worth in GLOBALs.  We define a GLOBAL as consisting of 55 U.S. cents, 24 Euro cents, 10 Japanese yen, 3 British pence, 4 Canadian cents and 3 Australian cents.  With the growth of our international operations, we foresee including other currencies in our definition of the GLOBAL.  As our forex market making systems continue to develop, and as more exchanges trade more forex-based products electronically, we expect more trading volume to flow through this system and, accordingly, we expect to be able to manage the risks in forex in the same low cost manner as we currently manage the risks of our market making in equity-based products.

We actively manage our global currency exposure by maintaining our equity in GLOBALs.  As a result, we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar-based company.  Roughly half of our equity is denominated in currencies other than U.S. Dollars.  The strengthening of the U.S. dollar relative to other key currencies during this quarter had a negative effect on our market making earnings, which are reported in U.S. dollars.  The primary driver of this translation loss was the 9.5% decline in the Euro as expressed in U.S. dollars during the second quarter.

Interest Rate Risk

Under our senior secured revolving credit facility, we have the ability to choose borrowing tenors from overnight to twelve months, which permits us to minimize the risk of interest rate fluctuations.  We have no borrowings outstanding under this facility as of June 30, 2010.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies.  In a normal rate environment, we typically invest a portion of these funds in U.S. government treasury securities with maturities of up to three months.  Under these circumstances, if interest rates were to increase rapidly and substantially, in increments that were not reflected in the yields on these treasury securities, our net interest income from customer deposits would decrease.  Based upon investments outstanding at June 30, 2010, we had no exposure of this nature.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment.  Due to a currently low rate environment, a decrease of the U.S. benchmark interest rates to zero, or roughly 0.19%, would reduce our net interest income by approximately $2.2 million on an annualized basis.

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

We expect this kind of exposure to increase with growth in our overall business.  Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations.  As of June 30, 2010, we had $4.44 billion in margin credit extended to our customers.  The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices.  Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve or the SEC portfolio margining regulations, as appropriate.  As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

The Exchange Agreement also provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from IBG Holdings LLC, which is expected to result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own.  On an annual basis, holders of IBG Holdings LLC member interests will be able to request redemption of such member interests over an eight (8) year period following the IPO; 12.5% annually for seven (7) years and 2.5% in the eighth year.  The primary manner in which redemptions are expected to be funded is from the proceeds from sales of additional shares of Common Stock, although there have been no such additional sales of Common Stock through June 30, 2010.  Three hundred sixty (360) million shares of authorized Common Stock were reserved for such future sales.

In lieu of the above-referenced offering, the Exchange Agreement provides that IBG LLC, using its available liquidity, may facilitate the redemption by IBG Holdings LLC of interests held by its members at a price equal to the 30-day volume-weighted average trading price (“VWAP”) as of the redemption date.  With the consent of IBG Holdings LLC and IBG, Inc. (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed to redeem 1,619,397 membership interests from IBG Holdings LLC at a cost of approximately $27,203,764 million, based upon a VWAP of $16.80 per share.  As a consequence of this transaction, IBG, Inc.’s interest in IBG LLC increased to approximately 10.8%, with IBG Holdings LLC owning the remaining 89.2%.  The redemptions also resulted in an increase in the IBG Holdings LLC interest held by Thomas Peterffy and his affiliates from approximately 85.4% to approximately 85.8%.  The redemptions were completed during June 2010.

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

Date: August 9, 2010

54