Form 10-Q/A
period 2010-06-30
Interactive Brokers Group, Inc.
filed 2010-09-07
CIK 1381197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

    The purpose of this Amendment No. 1 to the Interactive Brokers Group Inc. (the "Company") Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed with the Securities and Exchange Commission on August 9, 2010, is to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.  Exhibit 101 contains the unaudited condensed financial statements from our Form 10-Q formatted in Extensible Business Reporting Language ("XBRL").

     No other changes have been made to the Form 10-Q.  This Form 10-Q/A Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update and disclosure made in the Form 10-Q.

    Users of this data are advised that pursuant to Rule 406T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange act of 1934, and otherwise are not subject to liability under those sections.

2

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

10.5	Interactive Brokers Group, Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.8 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+
10.6	Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan. (filed as Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

________________________________________

**	Previously filed; incorporated herein by reference.

*	Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2010 as filed by the Company on August 9, 2010.

+	These exhibits relate to management contracts or compensatory plans or arrangements.

3

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

Date: September 7, 2010

4