Form 10-Q
period 2010-09-30
Interactive Brokers Group, Inc.
filed 2010-11-09
CIK 1381197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

As of November 8, 2010, there were 42,222,349 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

INTERACTIVE BROKERS GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

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

We are an automated global electronic market maker and broker specializing in routing orders and executing and processing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 80 electronic exchanges and trading venues around the world.  In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut and from Chicago, Illinois and Jersey City, New Jersey.  Abroad, we conduct business through offices located in Canada, England, Switzerland, Hong Kong, India, Australia and Japan.  At September 30, 2010 we had 855 employees worldwide.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(Unaudited)
	September 30,	December 31,
(in thousands, except share data)	2010	2009
Assets
Cash and cash equivalents	$1,291,717	$806,560
Cash and securities - segregated for regulatory purposes	7,623,281	6,910,657
Securities borrowed	4,667,660	5,063,026
Securities purchased under agreements to resell	397,170	231,284
Trading assets, at fair value:
Financial instruments owned	7,088,739	7,809,944
Financial instruments owned and pledged as collateral	2,124,464	1,534,038
	9,213,203	9,343,982
Other receivables:
Customers, less allowance for doubtful accounts of $18,212 and
$16,637 at September 30, 2010 and December 31, 2009	5,421,237	3,239,625
Brokers, dealers and clearing organizations	537,438	493,063
Receivable from affiliate	1,188	1,160
Interest	14,774	14,720
	5,974,637	3,748,568
Other assets	492,759	501,474
Total assets	$29,660,427	$26,605,551

Liabilities and equity
Liabilities:
Trading liabilities - financial instruments sold but not yet purchased,
at fair value	$8,340,378	$8,763,201
Securities loaned	1,610,546	1,133,658
Short-term borrowings	148,087	320,803
Other payables:
Customers	13,413,166	10,587,701
Brokers, dealers and clearing organizations	278,766	164,523
Payable to affiliate	298,982	298,982
Accounts payable, accrued expenses and other liabilities	227,960	244,715
Interest	8,013	9,060
	14,226,887	11,304,981

Senior notes payable	219,632	205,777
Senior secured credit facility	-	-
	24,545,530	21,728,420

Commitments, contingencies and guarantees

Equity:
Stockholders’ equity:
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 47,784,286
Outstanding – 42,222,349 and 41,216,779 at September 30, 2010
and December 31, 2009	478	478
Class B – Authorized, Issued and Outstanding – 100 shares
at September 30, 2010 and December 31, 2009	-	-
Additional paid-in capital	528,586	528,586
Retained earnings	196,176	177,409
Accumulated other comprehensive income, net of income taxes of
$9,816 and $6,343 at September 30, 2010 and December 31, 2009	16,891	10,914
Treasury stock, at cost, 5,561,937 and 6,567,507 shares
at September 30, 2010 and December 31, 2009	(118,940)	(142,441)
Total stockholders’ equity	623,191	574,946
Non-controlling interests	4,491,706	4,302,185
Total equity	5,114,897	4,877,131
Total liabilities and equity	$29,660,427	$26,605,551

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except for shares or per share amounts)	2010	2009	2010	2009

Revenues:
Trading gains	$168,675	$154,709	$326,889	$558,853
Commissions and execution fees	90,144	89,007	289,396	263,453
Interest income	42,350	29,902	119,967	89,716
Other income	13,928	13,047	48,425	42,050
Total revenues	315,097	286,665	784,677	954,072

Interest expense	15,959	15,173	48,833	54,141

Total net revenues	299,138	271,492	735,844	899,931

Non-interest expenses:
Execution and clearing	61,905	69,422	207,075	201,333
Employee compensation and benefits	49,613	43,015	149,649	128,312
Occupancy, depreciation and amortization	9,197	10,008	27,549	29,511
Communications	5,834	6,105	17,558	16,609
General and administrative	10,669	9,675	35,104	31,844
Total non-interest expenses	137,218	138,225	436,935	407,609

Income before income taxes	161,920	133,267	298,909	492,322

Income tax expense	13,201	13,168	25,735	50,191
Net income	148,719	120,099	273,174	442,131
Less net income attributable to non-controlling interests	137,683	111,689	254,407	408,281
Net income available for common stockholders	$11,036	$8,410	$18,767	$33,850

Earnings per share:
Basic	$0.26	$0.20	$0.45	$0.83
Diluted	$0.26	$0.20	$0.44	$0.81

Weighted average common shares outstanding:
Basic	42,222,449	41,214,598	41,750,973	40,891,841
Diluted	42,784,799	41,973,518	42,401,307	41,740,729

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$273,174	$442,131
Adjustments to reconcile net income to net cash provided by
operating activities:
Translation losses (gains)	169,454	(23,359)
Deferred income taxes	6,409	19,575
Depreciation and amortization	13,535	15,318
Employee stock plan compensation	30,184	23,777
Losses on non-trading investments, net	2,756	8,565
Bad debt expense and other	2,491	(1,003)
Change in operating assets and liabilities:
Increase in cash and securities - segregated for regulatory purposes	(712,908)	(1,455,553)
Decrease in securities borrowed	385,707	715,446
(Increase) decrease in securities purchased under agreements to resell	(165,902)	98,018
Decrease in trading assets	89,774	914,259
Increase in receivables from customers	(2,184,861)	(1,321,759)
(Increase) decrease in other receivables	(51,618)	551,807
Decrease (increase) in other assets	3,668	(1,867)
Decrease in trading liabilities	(451,974)	(2,711,190)
Increase in securities loaned	472,580	153,039
Increase in payable to customers	2,816,952	3,039,265
Increase (decrease) in other payables	73,909	(186,321)
Net cash provided by operating activities	773,330	280,148
Cash flows from investing activities:
Purchase of investments	(1)	(9,526)
Distribution received from equity investment	-	2,292
Purchase of property and equipment	(14,510)	(17,369)
Net cash used in investing activities	(14,511)	(24,603)
Cash flows from financing activities:
Dividends paid to non-controlling interests	(114,210)	(124,748)
Redemption of member interests from IBG Holdings LLC	(27,204)	(14,738)
Redemption of former member interest	-	(164)
Reduction in non-controlling interest in subsidiary	-	22
Issuance of senior notes	471,596	362,707
Redemptions of senior notes	(457,741)	(320,638)
Borrowings under senior secured credit facility	-	800
Repayments of senior secured credit facility	-	(300,800)
(Decrease) increase in short-term borrowings, net	(181,652)	30,297
Net cash used in financing activities	(309,211)	(367,262)
Effect of exchange rate changes on cash and cash equivalents	35,549	28,155
Net increase (decrease) in cash and cash equivalents	485,157	(83,562)
Cash and cash equivalents at beginning of period	806,560	943,497
Cash and cash equivalents at end of period	$1,291,717	$859,935

Supplemental disclosures of cash flow information:
Cash paid for interest	$49,880	$59,188
Cash paid for taxes	$64,257	$99,931

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
Nine months ended September 30, 2010
(Unaudited)
(in thousands, except for share amounts)
	Common Stock
						Accumulated
			Additional			Other	Total	Non-
		Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity

Balance, January 1, 2010	41,216,879	$478	$528,586	$(142,441)	$177,409	$10,914	$574,946	$4,302,185	$4,877,131

Common Stock distributed to employees	1,005,570			23,501			23,501		23,501
Redemption of non-controlling interests								(27,204)	(27,204)
Dividends paid by IBG LLC to
non-controlling interests							-	(114,210)	(114,210)
Comprehensive income:
Net income					18,767		18,767	254,407	273,174
Cumulative translation adjustment,
net of income taxes of $3,473						5,977	5,977	76,528	82,505

Total comprehensive income					18,767	5,977	24,744	330,935	355,679
Balance, September 30, 2010	42,222,449	$478	$528,586	$(118,940)	$196,176	$16,891	$623,191	$4,491,706	$5,114,897

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

2.   Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2010 and 2009 and the unaudited condensed consolidated statement of financial condition as of December 31, 2009 reflect IBG, Inc. and its subsidiaries and are presented in U.S. dollars and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting with respect to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required for full financial statements by accounting standards under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”).  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in IBG, Inc.’s Annual Report on Form 10-K filed with the SEC on February 26, 2010.

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

The Company has reclassified $181,721 of securities purchased under agreements to resell as of December 31, 2009 to cash and securities - segregated for regulatory purposes in the unaudited condensed consolidated statement of financial condition.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries.  The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control.  As sole managing member of IBG LLC, IBG, Inc. exerts control over the Group’s operations.  In accordance with ASC 810, the Company consolidates the Group’s unaudited condensed consolidated financial statements and records as non-controlling interest the interests in the Group that IBG, Inc. does not own.  All inter-company balances and transactions have been eliminated.  IBG, Inc. would also consolidate any Variable Interest Entities (“VIEs”) pursuant to ASC 860, Transfers and Servicing and ASC 810 Consolidation of which it is the primary beneficiary.  IBG, Inc. currently is not the primary beneficiary of any such entities and therefore no VIEs are included in the unaudited condensed consolidated financial statements.

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

Fair Value

At September 30, 2010 and December 31, 2009, substantially all of IBG, Inc.’s assets and liabilities, including financial instruments, were carried at fair value based on published market prices and marked to market daily, or were assets which are short-term in nature (such as U.S. government treasury bills or spot foreign exchange) and were carried at amounts that approximate fair value.

IBG, Inc. applies the fair value hierarchy of ASC 820, Fair Value Measurements and Disclosures, to prioritize the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.  The three levels of the fair value hierarchy are:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level 3	Prices or valuations that require inputs that are both significant to fair value measurement and unobservable.

Financial instruments owned and financial instruments sold, but not yet purchased, except forward currency contracts, over-the-counter (“OTC”) currency options and certain corporate and municipal debt securities, which are classified as Level 2 financial instruments, are classified within Level 1 of the fair value hierarchy.  Level 1 financial instruments, which are valued using quoted market prices as published by exchanges and clearing houses or otherwise broadly distributed in active markets, include U.S. government and sovereign obligations, active listed securities, options, futures, options on futures and corporate and municipal debt securities.  IBG, Inc. does not adjust quoted prices for Level 1 financial instruments, even in the event that the Company may hold a large position whereby a purchase or sale could reasonably impact quoted prices.  Currency forward contracts and OTC currency options are classified as Level 2 financial instruments as such instruments are not exchange-traded.  Corporate and municipal debt securities, including Federal Deposit Insurance Corporation insured corporate bonds held as securities segregated for regulatory purposes, that are not actively traded are also classified in Level 2, as are investments in restricted common stock, which investments are reported in other assets in the accompanying unaudited condensed consolidated statement of financial condition.

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

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are treated as collateralized financing transactions and are recorded at contract value, plus accrued interest, which approximates fair value. The Company’s policy is to obtain possession of collateral with a fair value equal to or in excess of the principal amount loaned under resale agreements.  To ensure that the fair value of the underlying collateral remains sufficient, this collateral is valued daily with additional collateral obtained or excess collateral returned, as permitted under contractual provisions.

Financial Instruments Owned and Sold But Not Yet Purchased

Stocks, government, corporate and municipal bonds, futures and options transactions are reported in the unaudited condensed consolidated financial statements on a trade date basis.  All financial instruments owned and financial instruments sold but not yet purchased are recorded at fair value based upon quoted market prices.  All firm-owned financial instruments pledged to counterparties where the counterparty has the right, by contract or custom, to sell or repledge the financial instruments are classified as financial instruments owned and pledged as collateral in the unaudited condensed consolidated statements of financial condition.

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Recently Issued Accounting Pronouncements

Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates (“ASU’s”) as the means to add to or delete from, or otherwise amend the ASC.  In 2010, prior to the issuance of the Company’s unaudited condensed consolidated financial statements, ASU’s 2010-1 through ASU 2010-26 were issued.  Following is a summary of recently issued ASU’s that may affect the Company’s unaudited condensed consolidated financial statements:

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

The Company’s credit risk is limited in that substantially all of the contracts entered into are settled directly at securities and commodities clearing houses and a small portion is settled through member firms and banks with substantial financial and operational resources.

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

Concentrations of Credit Risk

IBG, Inc.’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes.  Concentrations of credit risk can be affected by changes in political, industry, or economic factors.  To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions.  As of September 30, 2010, the Company did not have any material concentrations of credit risk.

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

4.   Equity and Earnings Per Share

In connection with its initial public offering (“IPO”) in May 2007, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements.  IBG Holdings LLC wholly owns all Class B common stock, which common stock has voting rights in proportion to its ownership interests in IBG LLC, approximately 89.2% as of September 30, 2010.  The unaudited condensed consolidated financial statements report the financial position, results of operations and cash flows of IBG, Inc., including consolidation of its investment in IBG LLC from May 4, 2007, and IBG Holdings LLC’s ownership interests in IBG LLC, which interests are reported as non-controlling interests.

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

Redemptions may be funded through two (2) methods.  Material redemptions would be funded from the proceeds of sales of additional shares of Common Stock, although there have been no such additional sales of Common Stock through September 30, 2010.  Three hundred sixty (360) million shares of authorized Common Stock were reserved for such future sales.

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

As a consequence of these transactions, and distribution of shares to employees (Note 8), IBG, Inc.’s interest in IBG LLC has increased to approximately 10.8%, with IBG Holdings LLC owning the remaining 89.2% as of September 30, 2010.  The redemptions also resulted in an increase in the IBG Holdings LLC interest held by Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 85.8% at September 30, 2010.

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock.  All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation.  As described previously in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of IBG Holdings LLC’s ownership of IBG LLC.  At September 30, 2010 and December 31, 2009, 1,000,000,000 shares of Class A common stock were authorized, of which 47,784,286 shares have been issued; and 42,222,349 and 41,216,779 shares were outstanding, respectively.  Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of September 30, 2010 and December 31, 2009, respectively.  In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of September 30, 2010 and December 31, 2009, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc. the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests.  A deferred tax asset of $380,785 was recorded as of the IPO date, which deferred tax asset is a component of Other Assets in the unaudited condensed consolidated statement of financial condition and is being amortized as additional deferred income tax expense over 15 years, as allowable under current tax law.  As of September 30, 2010 and December 31, 2009, the unamortized balance of the deferred tax asset was $318,497 and $333,304, respectively.  IBG, Inc. also entered into an agreement (the “Tax Receivable Agreement”) with IBG Holdings LLC to pay IBG Holdings LLC (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of the tax basis increase.  As of the IPO date, a payable to IBG Holdings LLC of $323,668 was recorded by IBG, Inc. and is reported as Payable to Affiliate in the unaudited condensed consolidated statement of financial condition.  Amounts payable under the Tax Receivable Agreement are subject to repayment to IBG Holdings LLC annually upon the filing of IBG, Inc.’s federal income tax return.  The remaining 15%, $57,117, was accounted for as a permanent increase to additional paid-in capital in the unaudited condensed consolidated statement of financial condition.  The Company paid IBG Holdings LLC $14,788 and $9,898 in December 2009 and 2008, respectively, pursuant to the terms of the Tax Receivable Agreement.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Earnings per Share

Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic earnings per share:

Net income available for common stockholders	$ 11,036	$ 8,410	$ 18,767	$ 33,850

Weighted average shares of common stock outstanding:
Class A	42,222,349	41,214,498	41,750,873	40,891,741
Class B	100	100	100	100
	42,222,449	41,214,598	41,750,973	40,891,841

Basic earnings per share	$ 0.26	$ 0.20	$ 0.45	$ 0.83

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for dilutive potential common shares:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Diluted earnings per share:
Net income available for common stockholders - basic	$ 11,036	$ 8,410	$ 18,767	$ 33,850
Adjustments for potentially dilutive common shares	-	-	-	-

Net income available for common stockholders	$ 11,036	$ 8,410	$ 18,767	$ 33,850

Weighted average shares of common stock outstanding:
Class A:
Issued and outstanding	42,222,349	41,214,498	41,750,873	40,891,741
Potentially dilutive common shares:
Issuable pursuant to 2007 ROI Unit Stock Plan	562,350	758,920	650,334	848,888
Class B	100	100	100	100
	42,784,799	41,973,518	42,401,307	41,740,729

Diluted earnings per share	$ 0.26	$ 0.20	$ 0.44	$ 0.81

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

5.   Fair Value

The following tables set forth, by level within the fair value hierarchy (Note 2), financial assets and liabilities, primarily financial instruments owned and financial instruments sold, but not yet purchased, at fair value as of September 30, 2010 and December 31, 2009.  As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Financial Assets At Fair Value as of September 30, 2010

	Level 1	Level 2	Level 3	Total

Securities segregated for regulatory purposes	$ -	$ 441,054	$ -	$ 441,054
Financial instruments owned:
Stocks	3,980,366	-	-	3,980,366
Options	4,441,182	143	-	4,441,325
U.S. and foreign government obligations	531,293	-	-	531,293
Warrants	114,537	-	-	114,537
Corporate and municipal bonds	54,593	49,835	-	104,428
Discount certificates	41,254	-	-	41,254
	9,163,225	49,978	-	9,213,203

Other assets - investments in common stock	-	6,644	-	6,644

	$ 9,163,225	$ 497,676	$ -	$ 9,660,901

	Financial Liabilities At Fair Value as of September 30, 2010

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased:
Stocks	$ 3,805,466	$ -	$ -	$ 3,805,466
Options	4,426,819	-	-	4,426,819
Corporate bonds	51,715	47,351	-	99,066
Currency forward contracts	-	9,027	-	9,027
	$ 8,284,000	$ 56,378	$ -	$ 8,340,378

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

	Financial Assets At Fair Value as of December 31, 2009

	Level 1	Level 2	Level 3	Total

Securities segregated for regulatory purposes	$ -	$ 441,391	$ -	$ 441,391
Financial instruments owned:
Stocks	4,052,636	-	-	4,052,636
Options	4,717,693	-	-	4,717,693
U.S. and foreign government obligations	358,489	-	-	358,489
Warrants	88,093	-	-	88,093
Corporate bonds	54,157	26,393	-	80,550
Discount certificates	46,521	-	-	46,521
	9,317,589	26,393	-	9,343,982

	$ 9,317,589	$ 467,784	$ -	$ 9,785,373

	Financial Liabilities At Fair Value as of December 31, 2009

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased:
Stocks	$ 4,349,918	$ -	$ -	$ 4,349,918
Options	4,336,625	-	-	4,336,625
Corporate bonds	41,010	35,022	-	76,032
Currency forward contracts	-	626	-	626
	$ 8,727,553	$ 35,648	$ -	$ 8,763,201

6. Senior Secured Revolving Credit Facility

On May 18, 2010, IBG LLC entered into a $100 million two-year senior secured revolving credit facility with Bank of America, N.A. as administrative agent and Citibank, N.A., as syndication agent.  IBG LLC is the sole borrower under this credit facility.  The facility’s interest rate is indexed to the overnight federal funds rate or to the LIBOR rate for the relevant term, at the borrower’s option, and is secured by a first priority interest in all of the capital stock of each entity owned directly by IBG LLC (subject to customary limitations with respect to foreign subsidiaries).  The facility may be used to finance working capital needs and general corporate purposes, including downstreaming funds to IBG LLC’s regulated broker-dealer subsidiaries as regulatory capital.  This allows IBG LLC to take advantage of market opportunities when they arise, while maintaining substantial excess regulatory capital.  The financial covenants contained in this credit facility are as follows:

•	minimum consolidated shareholders' equity, as defined, of $3.625 billion, with quarterly increases equal to 25% of positive consolidated net income;

•	maximum total debt to capitalization ratio of 30%;

•	minimum liquidity ratio of 1.0 to 1.0; and

•	maximum total debt to net regulatory capital ratio of 35%.

             At maturity, subject to meeting certain terms of the facility, the Company will have an option to convert the facility to a one-year term loan.  At September 30, 2010, no borrowings were outstanding under this credit facility and IBG LLC was in compliance with all of the covenants.  This credit facility replaced a $100 million senior secured revolving credit facility that matured on May 19, 2010.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

7. Senior Notes Payable

At September 30, 2010 and December 31, 2009, IBG LLC had $219,632 and $205,777, respectively, of senior notes outstanding. All senior notes outstanding at December 31, 2009 carried a 7% per annum interest rate. Senior notes issued during and subsequent to September 2010 have a 5% per annum interest rate.  $174,226 of the senior notes outstanding at September 30, 2010 were 7% notes and $45,406 were 5% notes.  All senior notes have either a 15-month or an 18-month maturity. IBG LLC may, solely at its option, redeem the senior notes at any time on or after a specified date in the third month or the sixth month, respectively, after the date on which the senior notes are issued and sold, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued interest.

8.   Employee Incentive Plans

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

As of September 30, 2010 and December 31, 2009, payables to employees for ROI Dollar Units were $16,404 and $22,276, respectively.  Of these payable amounts, $4,613 and $6,633 were vested as of September 30, 2010 and December 31, 2009, respectively.  These amounts are included in accounts payable, accrued expenses and other liabilities in the unaudited condensed consolidated statements of financial condition.  Compensation expense for the ROI Dollar Unit plan, included in the unaudited condensed consolidated statements of income was $1,103, and $3,628 for the nine months ended September 30, 2010 and 2009, respectively.

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

Of the fair value at the date of grant, $17,806 represented the accumulated ROI Dollar Unit value elected to be invested by employees in Common Stock and such amount was accrued for as of December 31, 2006.  The remainder is being ratably accrued as compensation expense by the Group from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule.  Compensation expense for the 2007 ROI Unit Stock Plan and related grants under the 2007 Stock Incentive Plan, net of the effect of forfeitures, included in the unaudited condensed consolidated statements of income for the nine months ended September 30, 2010 and 2009 was $2,564 and $2,791, respectively.  Estimated future compensation costs for granted awards at September 30, 2010 were $9.9 million.

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

Stock Incentive Plan share grants (excluding 21,009 shares issued pursuant to the 2007 ROI Unit Stock Plan above) and the related fair values at the date of grant were:

		Fair Value at
		Date of Grant
	Shares	($000's)

In connection with IPO	927,943	$ 27,847
July 31, 2007	16,665	404
December 31, 2007	1,055,206	32,876
December 31, 2008	2,065,432	35,600
December 31, 2009	2,448,031	42,796
	6,513,277	$ 139,523

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Total share distributions under the SIP and ROI Unit Stock Plan have been as follows:

			Shares sold by
			employees to
		Fair Value at	meet
		Date of Grant	withholding
	Total Shares	($000's)	obligations

In connection with IPO	189,617	$ 5,681	45,857
May 9, 2008	458,655	13,881	121,852
May 11, 2009	680,164	17,898	175,362
May 9, 2010	1,005,570	23,501	265,971

             During the third quarter of 2007, the 45,857 shares sold by employees, at their election, in order to meet their personal income tax obligations incurred as a result IPO share distributions were purchased by IBG, Inc. and were recorded as Treasury Stock.  Subsequent elective open market employee sales upon share distributions have been facilitated by the Company.

The following is a summary of Stock Plan activity for the period from January 1, 2010 through September 30, 2010:

	Shares
	2007 Stock	2007 ROI Unit
	Incentive Plan	Stock Plan

Balance, December 31, 2009	5,641,054	733,562

Granted	-	-
Forfeited	(44,273)	(2,179)
Distributed	(820,923)	(184,647)
Balance, September 30, 2010	4,775,858	546,736

Estimated future grants under the Stock Incentive Plan are being accrued for ratably during each year under the ASC 718 “Graded Vesting” method.  Compensation expense recognized in the unaudited condensed consolidated statements of income for the nine months ended September 30, 2010 and 2009 was $27,621 and $20,987, respectively.  Estimated future compensation costs for granted awards at September 30, 2010 were $43.4 million.

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

9.   Commitments, Contingencies and Guarantees

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

IBG, Inc. accounts for potential losses related to litigation in accordance with ASC 450, Contingencies.  As of September 30, 2010 and December 31, 2009, reserves provided for potential losses related to litigation matters were not material.

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

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three and nine months ended September 30, 2010 and 2009 and to total assets as of September 30, 2010 and December 31, 2009:

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenues:
Market making	$170,739	$150,182	$335,164	$551,117
Electronic brokerage	129,368	121,486	401,141	349,267
Corporate and eliminations	(969)	(176)	(461)	(453)
Total net revenues	$299,138	$271,492	$735,844	$899,931

Income before income taxes:
Market making	$103,987	$74,605	$113,332	$334,329
Electronic brokerage	63,484	62,090	200,180	169,623
Corporate and eliminations	(5,551)	(3,428)	(14,603)	(11,630)
Total income before income taxes	$161,920	$133,267	$298,909	$492,322

	September 30,	December 31,
	2010	2009
Segment assets:
Market making	$17,564,273	$17,708,334
Electronic brokerage	15,502,289	12,289,387
Corporate and eliminations	(3,406,135)	(3,392,170)
Total assets	$29,660,427	$26,605,551

IBG, Inc. operates its automated global business in U.S. and international markets on more than 80 exchanges and market centers.  A significant portion of IBG, Inc.’s net revenues are generated by subsidiaries operating outside the United States.  International operations are comprised of market making and electronic brokerage activities in 26 countries in Europe, Asia and North America (outside the United States).  The following table presents total net revenues and income before income taxes by geographic area for the three and nine months ended September 30, 2010 and 2009:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenues:
United States	$229,496	$209,104	$573,428	$612,925
International	73,423	62,458	166,054	287,408
Corporate and eliminations	(3,781)	(70)	(3,638)	(402)
Total net revenues	$299,138	$271,492	$735,844	$899,931

Income before income taxes:
United States	$147,317	$124,446	$311,445	$362,293
International	22,779	12,208	5,072	141,649
Corporate and eliminations	(8,176)	(3,387)	(17,608)	(11,620)
Total income before income taxes	$161,920	$133,267	$298,909	$492,322

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

11.   Regulatory Requirements

At September 30, 2010, aggregate excess regulatory capital for all of the Operating Companies was $3,394,488.

TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the CFTC’s minimum financial requirements (Regulation 1.17).  At September 30, 2010, TH LLC had net capital of $901,342, which was $858,519 in excess of required net capital of $42,823, and IB LLC had net capital of $1,077,689, which was $944,509 in excess of required net capital of $133,180.

THE is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement.  At September 30, 2010, THE had eligible equity of $1,588,334, which was $1,233,960 in excess of the minimum requirement of $354,374.

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

At September 30, 2010, all of the Operating Companies were in compliance with their respective regulatory capital requirements.

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements.  Also, certain entities within IBG, Inc. are subject to other regulatory restrictions and requirements.

12.   Related Party Transactions

Receivable from affiliate represents amounts advanced to IBG Holdings LLC and payable to affiliate represents amounts payable to IBG Holdings LLC under the Tax Receivable Agreement (Note 4).

Included in receivable from customers in the accompanying unaudited condensed consolidated statement of financial condition as of September 30, 2010 and December 31, 2009 were account receivables from directors, officers and their affiliates of $53 and $7,136, respectively.  Included in payable to customers in the accompanying unaudited condensed consolidated statements of financial condition as of September 30, 2010 and December 31, 2009 were payables to directors, officers and their affiliates of $227,079 and $123,689, respectively.  Included in senior notes payable at September 30, 2010 and December 31, 2009 were senior notes purchased by directors and their affiliates of $13,507 and $15,210, respectively.

13. Subsequent Events

As required by ASC 855-10-50, the Company has evaluated subsequent events for adjustment to or disclosure in its unaudited condensed consolidated financial statements through November 8, 2010, the date the unaudited condensed consolidated financial statements were issued.  No recordable or disclosable events occurred through this date.

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

•
Market Making.  We conduct our market making business through our Timber Hill subsidiaries.  As one of the largest market makers on many of the world’s leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over 610,000 tradable, exchange-listed products.  As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold.  Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time.  Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, minimizing the risk of our portfolio at all times.  This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios.

•
Electronic Brokerage.  We conduct our electronic brokerage business through our Interactive Brokers (“IB”) subsidiaries.  As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers.  Capitalizing on the technology originally developed for our market making business, IB’s systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account.  We offer our customers access to all classes of tradable, exchange-listed products, including stocks, bonds, options, futures, forex and mutual funds traded on more than 80 exchanges and market centers and in 19 countries around the world seamlessly.

When we use the terms “we,” “us,” and “our,” we mean IBG, Inc. and its subsidiaries for the periods presented.

Executive Overview

Third Quarter Results:  Diluted earnings per share were $0.26 for the three months ended September 30, 2010, 30% higher than the $0.20 earned for the three months ended September 30, 2009.

Consolidated:  For the three months ended September 30, 2010, our net revenues were $299.1 million and income before income taxes was $161.9 million, compared to net revenues of $271.5 million and income before income taxes of $133.1 million for the same period in 2009.  Trading gains increased 9% in the three months ended September 30, 2010, compared to the same period last year due, in part, to currency translation gains resulting from our policy of maintaining our equity in proportion to a basket of major currencies we call the GLOBAL.  Commissions and execution fees increased by 1% on increased customer trading activity for the same time period.  Net interest income increased 78% in the three months ended September 30, 2010, compared to the same period last year driven by increases in customer cash balances and fully secured margin borrowings.  Our pre-tax margin for the three months ended September 30, 2010 was 54%, compared to 49% for the same period in 2009.

Market Making:  During the three months ended September 30, 2010, income before income taxes in our market making segment increased 39%, compared with the same period in 2009.  This was driven by currency fluctuations, which had a positive impact on our trading gains.  However, during the third quarter of 2010, bid/offer spreads contracted and the ratio of actual to implied volatility decreased as compared to the second quarter of 2010, resulting in a difficult trading environment.  Execution and clearing expenses were lower, due to the expansion of the maker-taker pricing model on U.S. options exchanges.  As a market maker under the maker-taker pricing model we are paid for providing liquidity instead of being charged payment for order flow (“PFOF”) fees.  Pre-tax margin increased to 61% in the third quarter of 2010 compared to 50% in the same period of 2009.

We actively manage our global currency exposure by maintaining our equity in proportion to a defined basket of major currencies.  Roughly half of our equity is denominated in currencies other than U.S. dollars.  The U.S. dollar’s weakening relative to other key currencies during this quarter had an estimated $44 million positive effect on our market making earnings, as reported in U.S. dollars.  Further discussion of our approach to managing foreign currency risk is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Brokerage:  During the three months ended September 30, 2010, income before income taxes in our electronic brokerage segment increased 2% compared to the same period in 2009.  This reflects an increase in net interest income, and slightly higher commission revenues, partially offset by higher execution and clearing expenses compared to the same period last year.  The increase in net interest income was attributable to increases in interest earned on higher customer cash balances and fully secured margin borrowings.  Pre-tax margin decreased slightly from 51% to 49% for the three months ended September 30, 2009 and 2010, respectively.  In the second quarter of 2010 we had lowered our commissions for U.S. futures by about 10%, on an average order.  This reduced our gross margin slightly, but contributed to a 26% increase in futures trading volume from the third quarter of 2009.  Total Daily Average Revenue Trades (“DARTs”) for cleared and execution-only customers increased 4% to approximately 355,000 during the three months ended September 30, 2010, compared to approximately 340,000 during the three months ended September 30, 2009.  The number of customer accounts grew 18% from the year-ago quarter.

Nine months results: Diluted earnings per share were $0.44 for the nine months ended September 30, 2010, 46% lower than the $0.81 earned for the nine months ended September 30, 2009.

Consolidated:  For the nine months ended September 30, 2010, our net revenues were $735.8 million and income before income taxes was $298.9 million, compared to net revenues of $899.9 million and income before income taxes of $492.3 million for the same period in 2009.  Trading gains decreased 41% in the nine months ended September 30, 2010, compared to the same period last year while commissions and execution fees increased 10% compared to the year-ago period and net interest income increased 100%.  Our pre-tax margin for the nine months ended September 30, 2010 was 41%, compared to 55% for the same period in 2009.

Market Making:  During the nine months ended September 30, 2010, income before income taxes in our market making segment decreased 66%, compared with the same period in 2009.  This was driven by more difficult market conditions, with tighter bid/offer spreads during the first three quarters of 2010 and by currency fluctuations, which had a negative impact on our trading gains.  Pre-tax margin decreased to 34% in the first nine months of 2010 compared to 61% in the same period of 2009.

Brokerage:  During the nine months ended September 30, 2010, income before income taxes in our electronic brokerage segment increased 18% compared to the same period in 2009, driven by higher commissions and execution fees and net interest income, partially offset by increased execution and clearing expenses.  Pre-tax margin increased from 49% to 50% between the two comparative time periods.  Customer equity grew by 41% to $18.9 billion at September 30, 2010, compared to $13.4 billion at September 30, 2009; and total DARTs for our cleared and execution-only customers grew by 10%.

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

TRADE VOLUMES:
(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2005	54,044		34,800		7,380		96,224		382
2006	66,043	22%	51,238	47%	12,828	74%	130,109	35%	518
2007	99,086	50%	72,931	42%	16,638	30%	188,655	45%	752
2008	101,672	3%	120,195	65%	16,966	2%	238,833	27%	944
2009	93,550	-8%	127,338	6%	13,636	-20%	234,524	-2%	934

3Q2009	22,692		32,231		3,246		58,169		909
3Q2010	17,796	-22%	31,894	-1%	4,746	46%	54,436	-6%	851

CONTRACT AND SHARE VOLUMES:
(in 000’s, except %)

TOTAL
	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2005	409,794		44,560		21,925,120
2006	563,623	38%	62,419	40%	34,493,410	57%
2007	673,144	19%	83,134	33%	47,324,798	37%
2008	757,732	13%	108,984	31%	55,845,428	18%
2009	643,380	-15%	82,345	-24%	75,449,891	35%

3Q2009	156,352		19,480		20,787,693
3Q2010	163,298	4%	24,094	24%	18,665,413	-10%

MARKET MAKING
	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2005	308,613		11,551		15,625,801
2006	371,929	21%	14,818	28%	21,180,377	36%
2007	447,905	20%	14,520	-2%	24,558,314	16%
2008 **	514,629	15%	21,544	48%	26,008,433	6%
2009 **	428,810	-17%	15,122	-30%	26,205,229	1%

3Q2009 **	100,624		3,673		6,373,930
3Q2010 **	107,602	7%	4,225	15%	4,411,226	-31%

* Includes options on futures

** In Brazil, an equity option contract typically represents 1 share of the underlying stock; however, the typical minimum trading quantity is 100 contracts.  To make a fair comparison to volume at other exchanges, we have adopted a policy of reporting Brazilian equity options contracts divided by their trading quantity of 100.

CONTRACT AND SHARE VOLUMES, continued:
(in 000’s, except %)

BROKERAGE TOTAL

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2005	101,181		33,009		6,299,319
2006	191,694	89%	47,601	44%	13,313,033	111%
2007	225,239	17%	68,614	44%	22,766,484	71%
2008	243,103	8%	87,440	27%	29,836,995	31%
2009	214,570	-12%	67,223	-23%	49,244,662	65%

3Q2009	55,728		15,807		14,413,763
3Q2010	55,696	0%	19,869	26%	14,254,187	-1%

BROKERAGE CLEARED

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2005	23,456		30,646		5,690,308
2006	32,384	38%	45,351	48%	12,492,870	120%
2007	51,586	59%	66,278	46%	20,353,584	63%
2008	77,207	50%	85,599	29%	26,334,752	29%
2009	93,868	22%	66,241	-23%	46,627,344	77%

3Q2009	25,433		15,520		13,791,485
3Q2010	22,930	-10%	19,399	25%	13,455,306	-2%

* Includes options on futures

BROKERAGE STATISTICS:
(in 000’s, except % and where noted)

	3Q2010	3Q2009	% Change
Total Accounts	151	128	18%
Customer Equity (in billions) *	$18.9	$13.4	41%

Cleared DARTs	320	307	4%
Total Customer DARTs	355	340	4%

(in $'s, except DART per account)
Commission per DART	$4.18	$4.36	-4%
DART per Avg. Account (Annualized)	544	624	-13%
Net Revenue per Avg. Account (Annualized)	$3,251	$3,591	-9%

* Excluding non-customers

Business Environment

During the third quarter, we observed lighter trading volumes in global exchange traded derivatives and calmer markets compared to a turbulent second quarter, which was jolted by the May 6th “flash crash”, an event that fueled trading volumes and spiked volatility.  We continued to face headwinds as market makers, including intense competition from high frequency traders, historically tight bid/offer spreads and low volatility levels.  These factors were offset by currency movements that positively impacted our results.

Since we typically maintain an overall long volatility position, which protects us against a severe market dislocation in either direction, our market making profits are generally correlated with market volatility.  Based on the Chicago Board Options Exchange Volatility Index (“VIX”), the average volatility level fell approximately 5% compared to the third quarter of 2009.  The ratio of actual to implied volatility is also meaningful to our results.  Because the cost of hedging our positions is based on implied volatility, while our trading profits are, in part, based on actual market volatility, a higher ratio is generally favorable and a lower ratio generally has a negative effect on our trading gains.  During the third quarter of 2010, this ratio averaged approximately 75% compared to approximately 68% in the third quarter of 2009.

Lower volatility levels also contributed to the trend of contracting bid/offer spreads that began in late 2008.  During the third quarter of 2010 spreads, as reported by the NASDAQ OMX PHLX market, were approximately 33% narrower than during the third quarter of 2009.

Currency fluctuations positively impacted our overall results during the third quarter.  As a global market maker trading on exchanges around the world, in multiple currencies we are exposed to foreign currency risk.  We actively hedge this exposure by keeping our net worth in proportion to a defined basket of major currencies.  The Euro, which currently makes up about 30% of this basket, appreciated approximately 11% against the U.S. dollar during the third quarter.  Other major currencies also strengthened against the U.S. dollar.  Because we report our financial results in U.S. dollars, this created translation gains which positively impacted our trading gains.

Our electronic brokerage business continued to exhibit strong growth during the third quarter.  The number of customer accounts grew 18% year over year, while the equity held in these accounts increased by 41%.  During the same time period, the S&P 500® index gained 8%.  Customer trading activity is the primary profit driver for the brokerage segment.  Cleared DARTs were 4% higher in third quarter versus the year-ago quarter and 8% higher year to date compared to the first three quarters of 2009.

According to data received from exchanges worldwide, volumes in exchange-listed equity-based options increased in the third quarter of 2010 by approximately 3% globally and fell 5% in the U.S., compared to the same period in 2009.  During the third quarter of 2010 we accounted for approximately 10.7% of the exchange-listed equity based options (including options on ETFs and stock index products) volume traded worldwide and approximately 14.0% of exchange-listed equity based options volume traded in the U.S.  This compares to approximately 10.5% of the exchange-listed equity based options volume traded worldwide and approximately 13.3% of the exchange-listed equity based options volume traded in the U.S. in the third quarter of 2009.  We believe the increase in our market share can partly be attributed to new rules enacted by certain U.S. option exchanges earlier this year that curtailed certain advantages high frequency trading firms had over market makers, which had allowed them to take a larger share of the listed options volume. See the tables on pages 29 – 30 of this Quarterly Report on Form 10-Q for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law in July 2010, includes new rules that govern the financial services industry, imposes increased regulation of the derivatives markets and introduces stricter capital requirements.  Certain parts of this new legislation are currently being reviewed and publicly debated, including the potential implementation of proposed fee caps at options exchanges and a ban on naked sponsored access (i.e., direct access by customers without pre-trade credit controls) to exchanges.  We generally take the view that through our emphasis on building technology, we can provide better service to our customers in a more efficient and more transparent market.  Accordingly, we see these developments as, on balance, positive.

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

•	Consolidation among market centers may adversely affect the value of our smart routing software.

•	The addition of new market centers increases our costs of building and maintaining our exchange linkage software which is needed to continually provide best execution.

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

Results of Operations

The tables in the period comparisons below provide summaries of our revenues and expenses.  The period-to-period comparisons below of financial results are not necessarily indicative of future results.  The following table sets forth our unaudited consolidated results of operations for the indicated periods:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in millions, except share and per share data)
Revenues:
Trading gains	$168.7	$154.7	$326.9	$558.8
Commissions and execution fees	90.1	89.0	289.4	263.5
Interest income	42.4	29.9	120.0	89.7
Other income	13.9	13.0	48.4	42.0

Total revenues	315.1	286.6	784.7	954.0

Interest expense	16.0	15.1	48.9	54.1

Total net revenues	299.1	271.5	735.8	899.9

Non-interest expenses:
Execution and clearing	61.9	69.5	207.1	201.4
Employee compensation and benefits	49.6	43.0	149.6	128.3
Occupancy, depreciation and amortization	9.1	10.0	27.5	29.5
Communications	5.9	6.1	17.6	16.6
General and administrative	10.7	9.8	35.1	31.8

Total non-interest expenses	137.2	138.4	436.9	407.6

Income before income taxes	161.9	133.1	298.9	492.3

Income tax expense	13.1	12.9	25.7	50.1

Net income	148.8	120.2	273.2	442.2

Net income attributable to non-controlling interests	137.7	111.7	254.4	408.3

Net income available for common shareholders	$11.1	$8.5	$18.8	$33.9

Earnings per share:
Basic	$0.26	$0.20	$0.45	$0.83
Diluted	$0.26	$0.20	$0.44	$0.81

Weighted average common shares outstanding:
Basic	42,222,449	41,214,598	41,750,973	40,891,841
Diluted	42,784,799	41,973,518	42,401,307	41,740,729

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Net Revenues

Total net revenues for the three months ended September 30, 2010 increased $27.6 million or 10%, to $299.1 million from $271.5 million, during the three months ended September 30, 2009.  This increase was driven by across-the-board strengthening of foreign currencies against the U.S. dollar and an increase in net interest primarily due to higher customer cash balances and margin borrowings.  Trading volume is an important driver of revenues and costs for both our market making and electronic brokerage segments.  Based on data published by options exchanges worldwide, U.S. equity options volume during the three months ended September 30, 2010 decreased approximately 5%, compared to the same period in 2009 and global equity options volumes increased approximately 3% for the same periods.  For the quarter ended September 30, 2010, options contracts executed by our subsidiaries increased by 6.9 million, or 4%, to 163.3 million from 156.4 million for the quarter ended September 30, 2009.

Trading Gains.  Trading gains for the three months ended September 30, 2010 increased $14.0 million, or 9%, to $168.7 million from $154.7 million for the three months ended September 30, 2009.  As market makers, we provide liquidity by buying from sellers and selling to buyers.  During the three months ended September 30, 2010, our market making operations executed 17.8 million trades, a decrease of 22% compared to the number of trades executed in the three months ended September 30, 2009.  Options and futures contract volumes increased by 7% and 15%, respectively, while stock shares volume decreased by 31%, for the three months ended September 30, 2010 compared to the year-ago quarter.  The increase in trading gains was primarily due to currency fluctuations which positively impacted our earnings.  Core trading profits continued to be hampered by tighter bid/offer spreads on exchange-listed options versus the year-ago quarter, as well as lower levels of volatility, as explained in the Business Environment section above.

Included in trading gains are net dividends and net bond trading interest from market making activities and currency translation gains and losses.  Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record.  When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase stock after the ex-dividend date.  Hence, the apparent gains and losses due to these price changes, reflecting the value of dividends paid to shareholders, must be taken together with the dividends paid and received, respectively, in order to accurately reflect the results of our market making operations.  As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in foreign currencies.  Translation losses of $6.9 million were recognized in the three months ended September 30, 2010, primarily from foreign currency balances held by our subsidiaries, compared to translation gains of $8.4 million for the three months ended September 30, 2009.  Translation gain or loss is reported in accordance with the FASB Codification and does not contain the full translation effects of our policy of maintaining our equity in proportion to the basket of currencies we refer to as the GLOBAL, part of which may be reported as trading gains.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Commissions and Execution Fees.  Commissions and execution fees for the three months ended September 30, 2010 increased $1.1 million, or 1%, to $90.1 million, as compared to the three months ended September 30, 2009.  The increase was due to higher futures contract volume from our customers, which grew by 26% during the third quarter of 2010 from the same period in 2009.  In the second quarter we had lowered our commissions for U.S. futures by approximately 10%, on an average order.  This reduced our gross margin slightly, but contributed to the increase in futures trading volume.  Total DARTs for cleared and execution-only customers for the three months ended September 30, 2010 increased 4% to approximately 355,000, compared to approximately 340,000 during the three months ended September 30, 2009.  DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased to approximately 320,000, for the three months ended September 30, 2010, compared to approximately 307,000 for the three months ended September 30, 2009. The number of customer accounts grew by 18% to approximately 151,000 at September 30, 2010, compared to approximately 128,000 at September 30, 2009.  Average commission per DART for cleared customers, for the quarter ended September 30, 2010, decreased by 4% to $4.18, as compared to $4.36 for the quarter ended September 30, 2009.

Interest Income and Interest Expense.  Net interest income (interest income less interest expense) for the quarter ended September 30, 2010 increased $11.6 million, or 78%, to $26.4 million, as compared to the quarter ended September 30, 2009.  Net interest income was derived almost entirely from the electronic brokerage segment during the three months ended September 30, 2010.  Net interest earned by electronic brokerage increased $10.3 million, or 71%, to $24.9 million, as compared to the quarter ended September 30, 2009.  Average customer cash balances increased by 39%, to $12.65 billion, and average customer fully secured margin borrowings increased 86%, to $4.88 billion, for the quarter ended September 30, 2010, as compared to $9.09 billion and $2.62 billion, on average, respectively, for the quarter ended September 30, 2009.  The average Fed Funds effective rate increased to 0.19% for the quarter ended September 30, 2010 from 0.15% for the quarter ended September 30, 2009.  For market making, net interest income was $1.3 million, unchanged from the same period last year.  As a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio.  When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income.  When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income.  The relative interest rates during the third quarter of 2010 resulted in a mix of positions that produced less interest income and more trading income, as it did in the year-ago quarter.  Average securities borrowed decreased by 18%, to $4.37 billion and average securities loaned increased by 77%, to $1.49 billion, for the quarter ended September 30, 2010 compared to the year-ago quarter.

Other Income.  Other income, for the three months ended September 30, 2010, increased $0.9 million, or 7%, to $13.9 million, as compared to the three months ended September 30, 2009.  This increase was primarily attributable to a $5.5 million increase in mark-to-market gains on non-trading securities, mainly from our investments in exchanges and an increase of $1.3 million in market data fees as compared to the same period of 2009.  These gains were largely offset by a $4.9 million decrease in payment for order flow income, primarily due to the continued expansion of the penny pricing pilot and increased options volume executed on exchanges using the maker-taker model, where we are paid for providing liquidity and charged for taking liquidity instead of collecting payment for order flow.

Non-Interest Expenses

Non-interest expenses, for the three months ended September 30, 2010, decreased by $1.2 million, or 1%, to $137.2 million from $138.4 million, during the three months ended September 30, 2009.  The decrease was primarily due to lower execution and clearing expenses, partially offset by higher employee compensation and benefits costs.  As a percentage of total net revenues, non-interest expenses decreased to 46% for the three months ended September 30, 2010 from 51% during the same period in 2009.

Execution and Clearing.  Execution and clearing expenses, for the three months ended September 30, 2010, decreased $7.6 million, or 11%, to $61.9 million, as compared to the three months ended September 30, 2009.  In the beginning of 2010, two additional U.S. options exchanges launched a maker-taker pricing model for a portion of their option classes.  The exchanges do not collect order flow fees from market makers on their maker-taker option classes.  As a result, exchange order flow expenses decreased $6.4 million for the quarter ended September 30, 2010 compared to the same period of 2009.

Employee Compensation and Benefits.  Employee compensation and benefits expenses, for the three months ended September 30, 2010, increased by $6.6 million, or 15%, to $49.6 million, as compared to the three months ended September 30, 2009.  This increase reflected the 9% growth in the average number of employees to 853 for the quarter ended September 30, 2010, as compared to 784 for the same period in 2009.  As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff.  The continued recognition of costs associated with our stock incentive plan also increased employee compensation and benefits expense.  As a percentage of total net revenues, employee compensation and benefits expenses were 17% and 16%, for the three month periods ended September 30, 2010 and 2009, respectively.

General and Administrative.  General and administrative expenses, for the three months ended September 30, 2010, increased $0.9 million or 9%, as compared to the three months ended September 30, 2009.  The increase in general and administrative expenses was primarily due to non-recurring reductions in expenses related to contingent liabilities and “non-income” tax expenses incurred by our foreign operating companies in the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Net Revenues

Total net revenues for the nine months ended September 30, 2010 decreased $164.1 million or 18%, to $735.8 million from $899.9 million, during the nine months ended September 30, 2009.  Trading volume is an important driver of revenues and costs for both our market making and electronic brokerage segments.  During this time, options and futures contracts and stock shares volume executed by our subsidiaries increased by 6%, 17% and 10% respectively.  The increase in contract and share volumes was driven by our brokerage segment which saw increases in options and futures contracts and stock shares volume of 16%, 21% and 32% respectively.  This increased volume contributed to an increase of $25.9 million in commissions and execution fees while increased customer cash and margin balances contributed to an increase of $35.5 million in net interest income.  In our market making segment, contracted bid/offer spreads and losses from foreign currency translation contributed to a decrease of $231.9 million in trading gains.

Trading Gains.  Trading gains for the nine months ended September 30, 2010 decreased $231.9 million, or 41%, to $326.9 million from $558.8 million for the nine months ended September 30, 2009.  As market makers, we provide liquidity by buying from sellers and selling to buyers.  During the nine months ended September 30, 2010, our market making operations executed 57.8 million trades, a decrease of 22% compared to the number of trades executed in the nine months ended September 30, 2009.  Options and futures contracts were roughly unchanged and stock shares volume decreased by 28% for the nine months ended September 30, 2010 compared to the same period in 2009.  The decrease in trading gains was primarily due to tighter bid/offer spreads on exchange listed options versus the first nine months of 2009, foreign currency fluctuations and increased competition from high frequency traders, as explained in the Business Environment section above.

Included in trading gains are net dividends, net bond trading interest and currency translation gains and losses from market making activities.  Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record.  When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase stock after the ex-dividend date.  Hence, the apparent gains and losses due to these price changes, reflecting the value of dividends paid to shareholders, must be taken together with the dividends paid and received, respectively, in order to accurately reflect the results of our market making operations.  As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in foreign currencies.  Translation losses of $164.8 million were recognized in the nine months ended September 30, 2010, primarily from foreign currency balances held by our subsidiaries, compared to translation gains of $24.8 million for the nine months ended September 30, 2009.  Translation gain or loss is reported in accordance with the FASB Codification and does not contain the full translation effects of our policy of maintaining our equity in proportion to the basket of currencies we refer to as the GLOBAL, part of which may be reported as trading gains.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Commissions and Execution Fees.  Commissions and execution fees for the nine months ended September 30, 2010 increased $25.9 million, or 10%, to $289.4 million, as compared to the nine months ended September 30, 2009.  The increase was driven by higher overall trade volume from our customers.  Volume in options and futures contracts and stock shares increased by 16%, 21% and 32%, respectively, for the first nine months of 2010 from the same period in 2009.  A substantial portion of the stock volume increase was driven by trades in low-priced stocks in the U.S. and abroad.  In the second quarter we lowered our commissions for U.S. futures by approximately 10% on an average order, which further helped the growth of our U.S. futures customer business.  Total DARTs for cleared and execution-only customers for the nine months ended September 30, 2010 increased 10% to approximately 380,000, compared to approximately 347,000 during the nine months ended September 30, 2009.  DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 8% to approximately 344,000, for the nine months ended September 30, 2010, compared to approximately 318,000 for the nine months ended September 30, 2009. The number of customer accounts grew by 18% to approximately 151,000 at September 30, 2010, compared to approximately 128,000 at September 30, 2009.  Average commission per DART for cleared customers, for the nine months ended September 30, 2010, increased by 2% to $4.28, as compared to $4.21 for the nine months ended September 30, 2009.

Interest Income and Interest Expense.  Net interest income (interest income less interest expense) for the nine months ended September 30, 2010 increased $35.5 million, or 100%, to $71.1 million, as compared to the nine months ended September 30, 2009.  Net interest income was derived primarily from the electronic brokerage segment during the nine months ended September 30, 2010.  Net interest earned by electronic brokerage increased $28.3 million, or 74%, to $66.8 million, as compared to the nine months ended September 30, 2009.  Average customer cash balances increased by 43%, to $11.86 billion, and average customer fully secured margin borrowings increased 101%, to $4.40 billion, for the nine months ended September 30, 2010, as compared to $8.27 billion and $2.19 billion, on average, respectively, for the nine months ended September 30, 2009.  The average Fed Funds effective rate remained unchanged at 0.17% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  For market making, net interest income increased $7.2 million from the same period last year to $3.8 million.  As a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio.  When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income.  When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income.  The relative interest rates during the first nine months of 2010 resulted in a mix of positions that produced more interest income and less trading income than in the first nine months of 2009. Average securities borrowed increased by 6%, to $5.20 billion and average securities loaned increased by 87%, to $1.40 billion, for the nine months ended September 30, 2010.

Other Income.  Other income, for the nine months ended September 30, 2010, increased $6.4 million, or 15%, to $48.4 million, as compared to the nine months ended September 30, 2009.  This increase was primarily attributable to a $7.5 million increase in the value of our non-trading  marketable securities, mainly from our investments in exchanges, as well as an increase of $4.8 million in market data fees as compared to the same period of 2009.  These increases were partially offset by a decrease of $6.9 million in payment for order flow income primarily due to the continued expansion of the penny pricing pilot and increased options volume executed on exchanges using the maker-taker model, where we are paid for providing liquidity and charged for taking liquidity instead of collecting payment for order flow.

Non-Interest Expenses

Non-interest expenses, for the nine months ended September 30, 2010, increased by $29.3 million, or 7%, to $436.9 million from $407.6 million, during the nine months ended September 30, 2009.  The increase was primarily due to higher employee compensation and benefits costs as well as higher execution and clearing expenses.  As a percentage of total net revenues, non-interest expenses increased to 59% for the nine months ended September 30, 2010 from 45% during the same period in 2009.

Execution and Clearing.  Execution and clearing expenses, for the nine months ended September 30, 2010, increased $5.7 million, or 3%, to $207.1 million, as compared to the nine months ended September 30, 2009.  The increase was primarily due to higher exchange fees at certain U.S. options exchanges as well as an increase in exchange and clearing fees resulting from a 17% rise in futures contract volume traded during the nine months ended September 30, 2010.  The increase in exchange fees at certain U.S. option exchanges was partially offset by a decrease in order flow expenses as certain U.S. option exchanges have moved to a maker-taker pricing model.

Employee Compensation and Benefits.  Employee compensation and benefits expenses, for the nine months ended September 30, 2010, increased by $21.3 million, or 17%, to $149.6 million, as compared to the nine months ended September 30, 2009.  This increase reflected the 8% growth in the average number of employees to 830 for the nine months ended September 30, 2010, as compared to 771 for the same period in 2009.  As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff.  The continued recognition of costs associated with of our stock incentive plan also increased employee compensation and benefits expense.  As a percentage of total net revenues, employee compensation and benefits expenses were 20% and 14%, for the nine months ended September 30, 2010 and 2009, respectively.

General and Administrative.  General and administrative expenses, for the nine months ended September 30, 2010, increased $3.3 million, or 10% to $35.1 million, as compared to the nine months ended September 30, 2009.  The increase in general and administrative expenses was due to an increase of $3.5 million in bad debt expense during the nine months ended September 30, 2010 compared to the same period in 2009.  The increase in bad debt expense was primarily a result of unusual market volatility during the “flash crash” on May 6, 2010.

Business Segments

The following table sets forth the net revenues and non-interest expenses and income before income taxes of our business segments:

		Three Months		Nine Months
		Ended September 30,		Ended September 30,
		2010	2009	2010	2009
		(in millions)

Market Making	Net revenues	$170.7	$150.3	$335.2	$551.2
	Non-interest expenses	66.8	75.7	221.9	216.9

	Income before income taxes	$103.9	$74.6	$113.3	$334.3

	Pre-tax profit margin	61%	50%	34%	61%

Electronic Brokerage	Net revenues	$129.3	$121.5	$401.1	$349.3
	Non-interest expenses	65.9	59.4	201.0	179.7

	Income before income taxes	$63.4	$62.1	$200.1	$169.6

	Pre-tax profit margin	49%	51%	50%	49%

Corporate*	Net revenues	($0.9)	($0.3)	($0.5)	($0.6)
	Non-interest expenses	4.5	3.3	14.0	11.0

	Income before income taxes	($5.4)	($3.6)	($14.5)	($11.6)

Total	Net revenues	$299.1	$271.5	$735.8	$899.9
	Non-interest expenses	137.2	138.4	436.9	407.6

	Income before income taxes	$161.9	$133.1	$298.9	$492.3

	Pre-tax profit margin	54%	49%	41%	55%

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

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in millions)
Revenues:
Trading gains	$162.9	$147.9	$321.1	$547.6
Interest income	13.0	14.4	42.8	49.8
Other income	6.5	1.1	10.3	7.0

Total revenues	182.4	163.4	374.2	604.4

Interest expense	11.7	13.1	39.0	53.2

Total net revenues	170.7	150.3	335.2	551.2

Non-interest expenses:
Execution and clearing	30.6	43.3	112.2	121.9
Employee compensation and benefits	17.9	16.1	54.8	48.0
Occupancy, depreciation and amortization	2.6	2.6	7.6	7.7
Communications	3.0	3.5	9.7	9.1
General and administrative	12.7	10.2	37.6	30.2

Total non-interest expenses	66.8	75.7	221.9	216.9

Income before income taxes	$103.9	$74.6	$113.3	$334.3

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Market making total net revenues for the three months ended September 30, 2010 increased $20.4 million, or 14%, to $170.7 million, from $150.3 million during the three months ended September 30, 2009.  Trading gains for the three months ended September 30, 2010 increased $15 million, or 10%, primarily due to foreign currency fluctuations during this quarter.  Market making futures and options contract volume in the three months ended September 30, 2010 increased 15% and 7% respectively, while stock share volume decreased 31% as compared to the same period in 2009.  Trading gains also include translation gains and losses.  Translation losses, for the three months ended September 30, 2010 were $6.8 million as compared to translation gains of $7.5 million, for the three months ended September 30, 2009.  Translation gain or loss is reported in accordance with the FASB Codification and does not contain the full translation effects of our policy of maintaining our equity in proportion to the basket of currencies we refer to as the GLOBAL, part of which may be reported as trading gains.  Net interest income for the three months ended September 30, 2010 remained unchanged at $1.3 million.  As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets.  In the third quarter of 2010, these factors produced less interest income and more trading gains, as they did in the year-ago quarter.

Market making non-interest expenses for the three months ended September 30, 2010 decreased $8.9 million, or 12%, as compared to the three months ended September 30, 2009.  The decrease primarily resulted from a $12.7 million decrease in execution and clearing fees.  This reduction stemmed from decreases in exchange fees for market makers as a result of the expansion of the maker-taker pricing model on certain U.S. option exchanges.  These cost reductions were offset by a $2.5 million increase in general and administrative expenses related to increased administrative and consulting fees during the three months ended September 30, 2010 compared to the same period in 2009.  Employee compensation expenses increased $1.8 million as a result of a $0.7 million increase in expenses related to our employee stock incentive plan.  As a percentage of total net revenues, market making non-interest expenses decreased to 39% from 50% for the three month periods ended September 30, 2010 and 2009, respectively.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Market making total net revenues for the nine months ended September 30, 2010 decreased $216.0 million, or 39%, to $335.2 million, from $551.2 million during the nine months ended September 30, 2009.  Trading gains for the nine months ended September 30, 2010 decreased $226.5 million, or 41%, primarily due to tighter bid/offer spreads on exchange-traded options and low levels of volatility during the first nine months of the year.  Market making futures and options contract volume were roughly unchanged and stock share volume decreased 28%, in the nine months ended September 30, 2010 as compared to the same period in 2009.  Trading gains also include translation gains and losses.  Translation losses, for the nine months ended September 30, 2010 were $164.8 million as compared to translation gains of $24.1 million, for the nine months ended September 30, 2009.  Net interest income for the nine months ended September 30, 2010 increased by $7.2 million to $3.8 million.  As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets.  In the first nine months of 2010, these factors produced more interest income and less trading gains than in the first nine months of 2009.

Market making non-interest expenses for the nine months ended September 30, 2010 increased $5.0 million, or 2%, as compared to the nine months ended September 30, 2009.  The increase primarily resulted from a $6.8 million increase in employee compensation and benefits and a $7.4 million increase in general and administrative expenses during the nine months ended September 30, 2010 compared to the same period during 2009.  Employee compensation expenses increased as a result of a $2.8 million increase in expenses related to our employee stock incentive plan and a $5.3 million increase in expenses related to salaries and bonuses.  The increase in general and administrative fees was largely a result of a $6.9 million increase in administrative and consulting fees during the nine months ended September 30, 2010 compared to the same period in 2009.  Execution and clearing fees decreased due to lower order flow expenses as more U.S. option volume moved to exchanges utilizing a maker-taker pricing model.  Exchange order flow expenses decreased $10.0 million during the nine months ended September 30, 2010 compared to the same period in 2009.  The decrease was also driven by larger rebates for providing liquidity on certain other U.S. options exchanges, where, as a market maker, we are paid for providing liquidity instead of paying exchange fees.  However, this was largely counterbalanced by the non-recurrence of exchange fee refunds received in the prior year and increased fee rates on certain U.S. option exchanges.  As a percentage of total net revenues, market making non-interest expenses increased to 66% from 39% for the nine month periods ended September 30, 2010 and 2009, respectively.

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in millions)

Revenues:
Commissions and execution fees	$90.2	$89.0	$289.4	$263.5
Interest income	30.4	16.7	80.2	46.4
Other income	14.2	17.9	44.9	47.3

Total revenues	134.8	123.6	414.5	357.2

Interest expense	5.5	2.1	13.4	7.9

Total net revenues	129.3	121.5	401.1	349.3

Non-interest expenses:
Execution and clearing	31.1	26.5	95.0	80.7
Employee compensation and benefits	13.7	12.8	41.8	38.1
Occupancy, depreciation and amortization	3.4	4.4	10.2	12.8
Communications	2.7	2.6	7.7	7.4
General and administrative	15.0	13.1	46.3	40.7

Total non-interest expenses	65.9	59.4	201.0	179.7

Income before income taxes	$63.4	$62.1	$200.1	$169.6

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Electronic brokerage total net revenues for the three months ended September 30, 2010 increased $7.8 million, or 6%, to $129.3 million, from $121.5 million during the three months ended September 30, 2009, primarily due to higher commission and execution fees and an increase in net interest income.  Commission and execution fees increased $1.2 million, or 1%, and net interest income increased $10.3 million, or 71%, for the three months ended September 30, 2010 compared to the same period in 2009.  The increase in net interest income was attributable to an increase of $3.57 billion in average customer cash balances and an increase of $2.26 billion in average fully secured margin borrowings.  The increase in commission and execution fees is mainly due to increased customer trading volume.  Volume in futures contracts increased 26% while volume in options contracts and stock shares remained roughly unchanged for the third quarter of 2010 from the same period in 2009.  In the second quarter we had lowered our commissions for U.S. futures by approximately 10% on an average order.  This lowered our gross margin slightly, but contributed to the increase in futures trading volume from the same period in 2009.  Total DARTs from cleared and execution-only customers for the three months ended September 30, 2010 increased 4% to approximately 355,000, compared to approximately 340,000 during the three months ended September 30, 2009.  DARTs from cleared customers for the three months ended September 30, 2010 increased 4% to approximately 320,000, compared to approximately 307,000 during the three months ended September 30, 2009.  Total customer equity grew by 41% to $18.9 billion at September 30, 2010, from $13.4 billion at September 30, 2009.  The number of customer accounts grew 18% from September 30, 2009 to approximately 151,000.

Electronic brokerage non-interest expenses for the three months ended September 30, 2010 increased $6.5 million, or 11%, as compared to the three months ended September 30, 2009.  Within non-interest expenses, execution and clearing expenses increased by $4.6 million, driven by higher customer futures trading volume, as well as increases in fees charged by certain U.S. options exchanges.  U.S. options exchange fees were higher due to a greater proportion of maker-taker volume, where we are charged for taking liquidity, as opposed to the traditional U.S. options pricing model, where customer executions are free.  General and administrative fees increased $1.9 million, or 15% due to a $1.5 million increase in administrative and consulting fees.  As a percentage of total net revenues, non-interest expenses increased to 51% from 49% for the three month periods ended September 30, 2010 and 2009, respectively.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Electronic brokerage total net revenues for the nine months ended September 30, 2010 increased $51.8 million, or 15%, to $401.1 million, from $349.3 million during the nine months ended September 30, 2009, primarily due to higher commission and execution fees and an increase in net interest income.  Commission and execution fees increased $25.9 million, or 10%, and net interest income increased $28.3 million, or 74%, for the nine months ended September 30, 2010 compared to the same period in 2009.  The increase in net interest income was attributable to an increase of $3.59 billion in average customer cash balances and an increase of $2.21 billion in average fully secured margin borrowings.  The increase in commission and execution fees is mainly due to increased customer trading volume.  Volume in options and futures contracts and stock shares increased by 16%, 21% and 32%, respectively, for the nine months of 2010 from the same period in 2009.  Total DARTs from cleared and execution-only customers for the nine months ended September 30, 2010 increased 10% to approximately 380,000, compared to approximately 347,000 during the nine months ended September 30, 2009.  DARTs from cleared customers for the nine months ended September 30, 2010 increased 8% to approximately 344,000, compared to approximately 318,000 during the nine months ended September 30, 2009.  Total customer equity grew by 41% to $18.9 billion at September 30, 2010, from $13.4 billion at September 30, 2009.  The number of customer accounts grew 18% from September 30, 2009 to approximately 151,000.

Electronic brokerage non-interest expenses for the nine months ended September 30, 2010 increased $21.3 million, or 12%, as compared to the nine months ended September 30, 2009.  Within non-interest expenses, execution and clearing expenses increased by $14.3 million, driven by a 21% increase in customer futures trading volume, as well as increases in fees charged by certain U.S. options exchanges, resulting from a greater proportion of maker-taker volume, where we are charged for taking liquidity.  Employee compensation and benefits expenses increased by $3.7 million, or 10% during the nine months ended September 30, 2010 compared to the same period in 2009.  General and administrative expenses increased $5.6 million as bad debt expense increased $3.5 million during the nine months ended September 30, 2010 compared to the same period in 2009.  As a percentage of total net revenues, non-interest expenses decreased to 50% from 51% for the nine month periods ended September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet.  The majority of our assets consist of exchange-listed marketable securities, which are marked-to-market daily, cash and securities segregated for customers, and collateralized receivables arising from customer-related and proprietary securities transactions.  Collateralized receivables consist primarily of securities borrowed, and, to a lesser extent, customer margin loans, receivables from clearing houses for settlement of securities transactions and securities purchased under agreements to resell.  At September 30, 2010, total assets were $29.66 billion of which approximately $29.18 billion, or 98%, were considered liquid and consisted predominantly of marketable securities, customers’ cash and collateralized receivables.

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

In order to provide additional liquidity and to further increase our regulatory capital reserves, we issue senior notes and we maintain a committed senior secured revolving credit facility from a syndicate of banks (see “Principal Indebtedness” below).  As of September 30, 2010, borrowings under these facilities totaled $219.6 million, which represented 4.1% of our total capitalization.  Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our future liquidity needs for more than the next twelve months.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth.  Our consolidated equity grew from $4.82 billion at September 30, 2009 to $5.11 billion at September 30, 2010, representing an increase of 6%.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2010	2009
	(in millions)
Cash provided by operating activities	$773.3	$280.1
Cash used in investing activities	(14.5)	(24.6)
Cash used in financing activities	(309.2)	(367.3)
Effect of exchange rate changes on cash and cash equivalents	35.6	28.2
Increase (decrease) in cash and cash equivalents	$485.2	$(83.6)

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

Nine Months Ended September 30, 2010:   Our cash and cash equivalents increased by $485.2 million to $1,291.7 million for the nine months ended September 30, 2010.  We raised $773.3 million in net cash in operating activities.  We used net cash of $323.7 million in our investing and financing activities primarily due to a decrease in short-term borrowings and dividends paid to and redemption of member interests from IBG Holdings LLC.

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

Regulatory Capital Requirements

Our principal operating subsidiaries are subject to separate regulation and capital requirements in the United States and other jurisdictions.  Timber Hill LLC and Interactive Brokers LLC are registered U.S. broker-dealers and futures commission merchants, and their primary regulators include the SEC, the Commodity Futures Trading Commission, the Chicago Board Options Exchange, the Chicago Mercantile Exchange, the Financial Industry Regulatory Authority and the National Futures Association.  Timber Hill Europe AG is registered to do business in Switzerland as a securities dealer and is regulated by the Swiss Financial Market Supervisory Authority.  Interactive Brokers (U.K.) Limited is subject to regulation by the U.K. Financial Services Authority.  Our various other operating subsidiaries are similarly regulated.  See Note 11 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our regulatory capital requirements.

                 At September 30, 2010, aggregate excess regulatory capital for all of the Operating Companies was $3.39 billion.

Principal Indebtedness

IBG LLC is the borrower under a $100.0 million senior secured revolving credit facility, which had no balance outstanding as of September 30, 2010, and is the issuer of senior notes, of which $219.6 million were outstanding as of September 30, 2010.

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

At maturity, subject to meeting certain terms of the facility, IBG LLC will have an option to convert the facility to a one-year term loan.  As of September 30, 2010, no borrowings were outstanding under this credit facility and IBG LLC was in compliance with all of the covenants.  This credit facility replaced a $100 million senior secured revolving credit facility that expired on May 19, 2010.

Senior Notes

IBG LLC periodically issues senior notes in private placements to certain qualified customers of IB LLC.  IBG LLC uses the proceeds from sales of the senior notes to provide capital to IBG LLC’s broker-dealer subsidiaries in the form of subordinated loans and for other general purposes.  In September of this year we reduced the interest rate on new notes to 5% per annum.  The outstanding senior notes have a 7% and 5% per annum interest rate, and either a 15-month or an 18-month maturity.  IBG LLC may, solely at its option, redeem the senior notes at any time on or after a specified date in the third month or the sixth month, respectively, after the date on which the senior notes are issued and sold, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued interest.

Total senior notes outstanding at September 30, 2010 were $219.6 million, with $174.2 million being 7% notes and $45.4 million being 5% notes. Senior notes outstanding at December 31, 2009 of $205.8 million all carried a 7% per annum rate. During the period from January 1 through September 30, 2010, total senior notes issued were $471.6 million, and senior notes redeemed totaled $457.7 million.

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

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware.  These expenditure items are reported as property and equipment.  Capital expenditures for property and equipment were approximately $14.5 million and $17.4 million for the nine month periods ending September 30, 2010 and 2009, respectively.  We anticipate that our gross capital expenditures will be level with the first nine months of the year, including costs related to expansion of our data center and backup facilities.  We expect our future capital expenditures to rise as we continue our focus on technology infrastructure initiatives in order to further enhance our competitive position.  We anticipate that we will fund capital expenditures with cash from operations and cash on hand.  In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance.  If we pursue any strategic acquisitions, we may incur additional capital expenditures.

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

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own.  At September 30, 2010, there were no definitive agreements with respect to any material acquisition.

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

We have been from time to time subject to certain pending and legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages.  We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement.  Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred. As of September 30, 2010, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously.  Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period.  As of September 30, 2010 and December 31, 2009, reserves provided for potential losses related to litigation matters were not material.

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

Recent Accounting Pronouncements

Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates (“ASU’s”) as the means to add to or delete from, or otherwise amend the ASC.  In 2010, prior to the issuance of the Company’s unaudited condensed consolidated financial statements, ASU’s 2010-1 through ASU 2010-26 were issued.  Following is a summary of recently issued ASU’s that may affect the Company’s unaudited condensed consolidated financial statements:

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

In late 2005, we began to expand our market making systems to incorporate cash forex and forex options in order to hedge our currency exposure at little or no cost.  In 2006, we began hedging our currency exposure throughout the day on a continuous basis.  In connection with the development of our currency hedging strategy, we have determined to base our net worth in GLOBALs.  We currently define a GLOBAL as consisting of 55 U.S. cents, 24 Euro cents, 10 Japanese yen, 3 British pence, 4 Canadian cents and 3 Australian cents.  With the growth of our international operations, we foresee including other currencies in our definition of the GLOBAL.  As our forex market making systems continue to develop, and as more exchanges trade more forex-based products electronically, we expect more trading volume to flow through this system and, accordingly, we expect to be able to manage the risks in forex in the same low cost manner as we currently manage the risks of our market making in equity-based products.

We actively manage our global currency exposure by maintaining our equity in GLOBALs.  As a result, we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company.  Approximately half of our equity is denominated in currencies other than U.S. Dollars.  The weakening of the U.S. dollar relative to other key currencies during this quarter had a positive effect on our market making earnings, which are reported in U.S. dollars.  The primary driver of this translation gain was the 11.4% appreciation of the Euro as expressed in U.S. dollars during the third quarter.

Interest Rate Risk

Under our senior secured revolving credit facility, we have the ability to choose borrowing tenors from overnight to twelve months, which permits us to minimize the risk of interest rate fluctuations.  We have no borrowings outstanding under this facility as of September 30, 2010.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies.  In a normal rate environment, we typically invest a portion of these funds in U.S. government treasury securities with maturities of up to three months.  Under these circumstances, if interest rates were to increase rapidly and substantially, in increments that were not reflected in the yields on these treasury securities, our net interest income from customer deposits would decrease.  Based upon investments outstanding at September 30, 2010, we had no exposure of this nature.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment.  Due to a currently low rate environment, a decrease of the U.S. benchmark interest rates to zero, or roughly .19%, would reduce our net interest income by approximately $2.2 million on an annualized basis.

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

We expect this kind of exposure to increase with growth in our overall business.  Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations.  As of September 30, 2010, we had $5.42 billion in margin credit extended to our customers.  The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices.  Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve or the SEC portfolio margining regulations, as appropriate.  As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

10.5	Interactive Brokers Group, Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.8 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+

10.6	Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan. (filed as Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Extension Definition*

101.LAB	XBRL Taxonomy Extension Label*

101.PRE	XBRL Taxonomy Extension Presentation*
________________________________________

**	Previously filed; incorporated herein by reference.

+	These exhibits relate to management contracts or compensatory plans or arrangements.

*
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Date: November 8, 2010