Form 10-K
period 2010-12-31
Interactive Brokers Group, Inc.
filed 2011-02-28
CIK 1381197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

         The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $700,900,000 computed by reference to the $16.60 closing sale price of the common stock on the NASDAQ Global Select Market, on June 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter.

         As of February 28, 2011, there were 42,231,551 shares of the issuer's Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer's Class B common stock, par value $0.01 per share, outstanding.

         Documents Incorporated by Reference: Portions of Registrant's definitive proxy statement for its 2011 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010

i

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

PART I

ITEM 1.    BUSINESS

Overview

        Interactive Brokers Group, Inc. ("IBG, Inc." or the "Company") is an automated global electronic market maker and broker specializing in routing orders and executing and processing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 90 electronic exchanges and trading venues around the world. In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut, Chicago, Illinois and Jersey City, New Jersey. Abroad, we conduct business through offices located in Canada, England, Switzerland, Hong Kong, India, Australia and Japan. At December 31, 2010 we had 857 employees worldwide.

        IBG, Inc. is a holding company and our primary assets are our ownership of approximately 10.8% of the membership interests of IBG LLC, the current holding company for our businesses. We are the sole managing member of IBG LLC. On May 3, 2007, IBG, Inc. priced its initial public offering (the "IPO") of shares of common stock. In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC and began to consolidate IBG LLC's financial results into its financial statements. When we use the terms "we," "us," and "our," we mean IBG LLC and its subsidiaries for periods prior to the IPO, and IBG, Inc. and its subsidiaries (including IBG LLC) for periods from and after the IPO. Unless otherwise indicated, the term "common stock" refers to the Class A common stock of IBG, Inc.

        We are a successor to the market making business founded by our Chairman and Chief Executive Officer, Thomas Peterffy, on the floor of the American Stock Exchange in 1977. Since our inception, we have focused on developing proprietary software to automate broker-dealer functions. During that time, we have been a pioneer in developing and applying technology as a financial intermediary to increase liquidity and transparency in the capital markets in which we operate. The advent of electronic exchanges in the last 20 years has provided us with the opportunity to integrate our software with an increasing number of exchanges and trading venues into one automatically functioning, computerized platform that requires minimal human intervention. Three decades of developing our automated market making platform and our automation of many middle and back office functions has allowed us to become one of the lowest cost providers of broker-dealer services and significantly increase the volume of trades we handle.

        Our activities are divided into two principal business segments: (1) market making and (2) electronic brokerage:

  •
  As a market maker, we provide continuous bid and offer quotations on over 620,000 securities and futures products listed on electronic exchanges around the world. Our quotes are driven by proprietary mathematical models that assimilate market data and reevaluate our outstanding quotes each second. Unlike firms that trade over-the-counter ("OTC") derivative products, our business creates liquidity and transparency on electronic exchanges.

  •
  As a direct market access broker, we serve the customers of both traditional brokers and prime brokers. We provide our customers with an advanced order management, trade execution and portfolio management platform at a very low cost. Our customers can simultaneously access different financial markets worldwide and trade across multiple asset classes (stocks, options, futures, foreign exchange ("forex"), bonds and mutual funds) denominated in 15 different currencies, on one screen, from a single account based in any major currency. Our large bank and broker-dealer customers may "white label" our trading interface (i.e., make our trading interface available to their customers without referencing our name), or can select from among our modular functionalities, such as order routing, trade reporting or clearing on specific products or exchanges where they may not have up-to-date technology, to offer their customers a complete global range of services and products.

        Our electronic market making and brokerage businesses are complementary. Both benefit from our combined scale and volume, as well as from our proprietary technology. Our brokerage customers benefit from the technology and market structure expertise developed in our market making business. The expense of developing and maintaining our unique technology, clearing, settlement, banking and regulatory structure required by any specific exchange or market center is shared by both of our businesses. This, in turn, enables us to provide lower transaction costs to our customers than our competitors, whether they use our services as a market maker, broker or both. In addition, we believe we gain a competitive advantage by applying the software features we have developed for a specific product or market to newly-introduced products and markets over others who may have less automated facilities in one or both of our businesses or who operate only in a subset of the exchanges and market centers on which we operate. Our trading system contains unique architectural aspects that, together with our massive trading volume in markets worldwide, may impose a significant barrier to entry for firms wishing to compete in our specific businesses and permit us to compete favorably against our competitors.

        Our Internet address is www.interactivebrokers.com and the investor relations section of our web site is located at www.interactivebrokers.com/ir. We make available free of charge, on or through the investor relations section of our web site, this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, related Interactive Data exhibits, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission ("SEC"). Also posted on our web site are our Bylaws, our Amended and Restated Certificate of Incorporation, charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our board of directors, our Accounting Matters Complaint Policy, our Whistle Blower Hotline, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time periods required by SEC and the NASDAQ Stock Market ("NASDAQ"), we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer. In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in Regulation G) promulgated under the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act") that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

        Our Investor Relations Department can be contacted at Interactive Brokers Group, Inc., Eight Greenwich Office Park, Greenwich, Connecticut 06831, Attn: Investor Relations, telephone: 203-618-4070, e-mail: investor-relations@interactivebrokers.com.

Segment Operating Results

		Year Ended December 31,
		2010	2009	2008
		(in millions)
Market Making	Net revenues	$379.2	$626.4	$1,343.5
	Non-interest expenses	289.7	295.6	315.9

	Income before income taxes	$89.5	$330.8	$1,027.6

	Pre-tax profit margin	24%	53%	76%
Electronic Brokerage	Net revenues	$547.3	$474.4	$505.8
	Non-interest expenses	272.5	243.2	281.8

	Income before income taxes	$274.8	$231.2	$224.0

	Pre-tax profit margin	50%	49%	44%
Corporate	Net revenues	$(4.4)	$(0.5)	$1.1
	Non-interest expenses	19.1	17.0	2.7

	Income before income taxes	$(23.5)	$(17.5)	$(1.6)

Total	Net revenues	$922.1	$1,100.3	$1,850.4
	Non-interest expenses	581.3	555.8	600.4

	Income before income taxes	$340.8	$544.5	$1,250.0

	Pre-tax profit margin	37%	49%	68%

        Financial information concerning our business segments for each of 2010, 2009, and 2008 is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the notes thereto, which are in Part II, Items 7 and 8 of this Annual Report on Form 10-K.

Market Making—Timber Hill

        Market making represented 41% of 2010 net revenues. We conduct our market making business through our Timber Hill ("TH") subsidiaries. As one of the largest market makers on many of the world's leading electronic exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over 620,000 tradable, exchange-listed products, including equity derivative products, equity index derivative products, equity securities and futures. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Historically, our profits have been principally a function of transaction volume and price volatility of electronic exchange-traded products rather than the direction of price movements. Other factors, including the ratio of actual to implied volatility and shifts in foreign currency exchange rates, can also have a meaningful impact on our results, as described further in "Business Environment" in Part II, Item 7 of this Annual Report on Form 10-K.

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

        We are a market leader in exchange-traded equity options and equity-index options and futures. Together with our electronic brokerage customers, in 2010 we accounted for approximately 10.1% of exchange-listed equity options traded worldwide and approximately 10.2% of exchange-listed equity options volume traded on those markets in which we actively trade, according to data received from exchanges worldwide. Our ability to make markets in such a large number of exchanges and market centers simultaneously around the world is one of our core strengths and has contributed to the large volumes in our market making business. We engage in market making operations in North and South America, Europe and in the Asia/Pacific regions as described below.

        North and South American Market Making Activities.    Our U.S. market making activities are conducted through Timber Hill LLC ("TH LLC"), a SEC-registered securities broker-dealer that conducts market making in equity derivative products, equity index derivative products and equity securities. Since its inception in 1982, TH LLC has grown to become one of the largest of the listed options market makers in the United States. As of December 31, 2010, TH LLC held specialist, primary market maker or lead market maker designations in options on approximately 1,300 underlying securities listed in the United States. TH LLC is a member of the, Boston Options Exchange, BATS exchange, Chicago Board Options Exchange, Chicago Mercantile Exchange, Chicago Board of Trade, International Securities Exchange, NYSE AMEX Options Exchange, NYSE Arca, OneChicago and NASDAQ OMX PHLX. TH LLC also conducts market making activities in Mexico at the MEXDER and the Mexican Stock Exchange and in Brazil at the São Paulo Stock Exchange and the Brazilian Mercantile and Futures Exchange. We conduct market making activities in Canada through our Canadian subsidiary, Timber Hill Canada Company ("THC") at the Toronto Stock Exchange and Montreal Exchange. In addition, we participate in stock trading at the notable Electronic Communications Networks ("ECNs") in both the U.S. and Canada.

        European, Asian, and Australian Market Making Activities.    Our European, Asian, and Australian market making subsidiaries, primarily Timber Hill Europe AG ("THE"), conduct operations in 23 countries, comprising the major securities markets in these regions.

        We began our market making operations in Europe in 1990. In Germany and Switzerland, we have been among the largest equity options market makers in terms of volume on Eurex, one of the world's largest futures and options exchanges, which is jointly operated by Deutsche Börse AG and SIX Swiss Exchange. We have also been active in trading German stocks and warrants as a member of XETRA, the German electronic stock trading system, and the Frankfurt and Stuttgart stock exchanges; and in Swiss stocks and warrants as a member of the SIX Swiss Exchange. Our other European operations are conducted on the London Stock Exchange; the Irish Stock Exchange; the Copenhagen Stock Exchange; the Helsinki Stock Exchange; the Euronext exchanges in Amsterdam, Paris, Brussels, Lisbon and London; NASDAQ OMX Nordic in Sweden, Finland and Denmark; the Swedish Stock Exchange; the MEFF and Bolsa de Valencia in Spain; the IDEM and Borsa Valori de Milano in Milan; and the ÖTOB in Vienna.

        Since 1995, we have conducted market making operations in Hong Kong. Our Hong Kong subsidiary, Timber Hill Securities Hong Kong Ltd ("THSHK"), is a member of the cash and derivatives markets of the Hong Kong Exchanges. Since 1997, we have conducted operations in Australia. Our Australian subsidiary, Timber Hill Australia Pty Ltd ("THA"), is a member of the Australian Stock Exchange, and routes orders for its trading on the Sydney Futures Exchange through its affiliate, Interactive Brokers LLC. We commenced trading in Japan during 2002, Korea and Singapore during

2004 and Taiwan in 2007. In 2008, we began our market making operation in India through our subsidiary, Interactive Brokers (India) Private Limited ("IBI"), which is a member of the National Stock Exchange of India and the Bombay Stock Exchange.

        Most of the above trading activities take place on exchanges and all securities and commodities that we trade are cleared by exchange owned or authorized clearing houses.

Electronic Brokerage—Interactive Brokers

        Electronic brokerage represented 59% of 2010 net revenues. We conduct our electronic brokerage business through our Interactive Brokers ("IB") subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on the technology originally developed for our market making business, IB's systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost in multiple products and currencies from a single trading account.

        Since launching this business in 1993, we have grown to approximately 158,000 institutional and individual brokerage customers. We provide our customers with what we believe to be one of the most effective and efficient electronic brokerage platforms in the industry. The following are key highlights of our electronic brokerage business:

  •
  Low Costs—We provide our customers with among the lowest transaction costs in two ways. First, our customers benefit from our advanced routing of orders designed to achieve the best available price. Second, we offer among the lowest execution, commission and financing costs in the industry.

  •
  Risk Control—Throughout the trading day, we calculate margin requirements for each of our customers on a real-time basis across all product classes (stocks, options, futures, bonds, forex, and mutual funds) and across all currencies. Our customers are alerted to approaching margin violations and if a customer's equity falls below what is required to support that customer's margin, we automatically liquidate positions on a real-time basis to bring the customer's account into margin compliance. This is done to protect IB, as well as the customer, from excessive losses.

  •
  IB Universal AccountSM—From a single point of entry in one IB Universal AccountSM our customers are able to trade products denominated in 15 currencies, across multiple classes of tradable, exchange-listed products, including stocks, options, futures, bonds, forex and mutual funds traded on more than 90 exchanges and market centers and in 19 countries around the world seamlessly. Our recent geographic efforts have been focused on our subsidiaries in India and Japan and our representative office in Shanghai, China.

  •
  IB SmartRoutingSM—Our customers benefit from our advanced order routing. IB SmartRoutingSM retains control of the customer's order, continuously searches for the best available price and, unlike most other routers, dynamically routes and re-routes all or parts of a customer's order to achieve optimal execution and among the lowest execution and commission costs in the industry. In order to highlight the quality of our price executions, we publish on our website independent measurements performed by a third party provider of transaction analysis to illustrate IB's net price improvement versus the industry.

  •
  Flexible and Customizable System—Our platform is designed to provide an efficient customer experience, beginning with a highly automated account opening process and ending with a fast trade execution, with real-time position monitoring. Our sophisticated interface provides interactive real-time views of account balances, positions, profits or losses, buying power and "what-if" scenarios to enable our customers to more easily make informed investment decisions and trade efficiently. Our system is configured to remember the user's preferences and is specifically designed for multi-screen systems. When away from their main workstations, customers are able to access their accounts through our IB WebTraderSM or MobileTrader interfaces.

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

  •
  IB Risk NavigatorSM—We offer free to all customers, our real-time market risk management platform that unifies exposure across multiple asset classes around the globe. The system is capable of identifying overexposure to risk by starting at the portfolio level and drilling down into successively greater detail within multiple report views. Report data is updated every ten seconds or upon changes to portfolio composition. Predefined reports allow the summarization of a portfolio from different risk perspectives, and allow views of Exposure, Value at Risk ("VaR"), Delta, Gamma, Vega and Theta, profit and loss and position quantity measures for the different portfolio views. The system also offers the customer the ability to modify positions through "what-if" scenarios that show hypothetical changes to the risk summary.

  •
  White Labeling—Our large bank and broker-dealer customers may "white label" our trading interface or can select from among our modular functionalities, such as order routing, trade reporting or clearing, on specific products or exchanges where they may not have up-to-date technology, in order to offer to their customers a complete global range of services and products.

        IB provides its customers with high-speed trade execution at low commission rates, in large part because it utilizes the backbone technology developed for Timber Hill's market making operations. As a result of our advanced electronic brokerage platform, IB attracts sophisticated and active investors. No single customer represents more than 2% of our commissions and execution fees.

Technology

        Our proprietary technology is the key to our success. We built our business on the belief that a fully computerized market making system that could integrate pricing and risk exposure information quickly and continuously would enable us to make markets profitably in many different financial instruments simultaneously. We believe that integrating our system with electronic exchanges and market centers results in transparency, liquidity and efficiencies of scale. Together with the IB SmartRoutingSM system and our low commissions, this reduces overall transaction costs to our customers and, in turn, increases our transaction volume and profits. Over the past 33 years, we have developed an integrated trading system and communications network and have positioned our company as an efficient conduit for the global flow of risk capital across asset and product classes on electronic exchanges around the world, permitting us to have one of the lowest cost structures in the industry. We believe that developing, maintaining and continuing to enhance our proprietary technology provides us and our customers with the competitive advantage of being able to adapt quickly to the changing environment of our industry and to take advantage of opportunities presented by new exchanges, products or regulatory changes before our competitors.

        The quotes that we provide as market makers are driven by proprietary mathematical models that assimilate market data and re-evaluate our outstanding quotes each second. Because our technology infrastructure enables us to process large volumes of pricing and risk exposure information rapidly, we are able to make markets profitably in securities with relatively low spreads between bid and offer prices. As market makers, we must ensure that our interfaces connect effectively and efficiently with each exchange and market center where we make markets and that they are in complete conformity with all the applicable rules of each local venue. Utilizing up-to-date computer and telecommunications systems, we transmit continually updated pricing information directly to exchange computer devices and receive trade and quote information for immediate processing by our systems. As a result, we are able to maintain more effective control over our exposure to price and volatility movements on a real-time basis than many of our competitors. This is important, not only because our system must process, clear and settle several hundred thousand market maker trades per day with a minimal number of errors, but also because the system monitors and manages the risk on the entire portfolio, which generally consists of more than ten million open contracts distributed among more than 100,000 different products. Using our system, which we believe affords an optimal interplay of decentralized trading activity and centralized risk management, we quote markets in over 620,000 securities and futures products traded around the world.

        In our electronic brokerage business, our proprietary technology infrastructure enables us to provide our customers with the ability to effect trades at among the lowest execution and commission costs in the industry. Additionally, our customers benefit from real-time systems optimization for our market making business. Customer trades are both automatically captured and reported in real time in our system. Our customers trade on more than 90 exchanges and market centers in 19 countries around the world. All of these exchanges are partially or fully electronic, meaning that a customer can buy or sell a product traded on that exchange via an electronic link from his or her computer terminal through our system to the exchange. We offer our products and services through a global communications network that is designed to provide secure, reliable and timely access to the most current market information. We provide our customers with a variety of means to connect to our brokerage systems, including dedicated point-to-point data lines, virtual private networks and the Internet.

        Specifically, our customers receive worldwide electronic access connectivity through our Trader Workstation (our real-time Java-based trading platform), our proprietary Application Program Interface ("API"), and/or industry standard Financial Information Exchange ("FIX") connectivity. Customers who want a professional quality trading application with a sophisticated user interface utilize our Trader Workstation. Customers interested in developing program trading applications in MS-Excel, Java, Visual Basic or C++ utilize our API. Large institutions with FIX infrastructure prefer to use our FIX solution for seamless integration of their existing order gathering and reporting applications.

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

        Our internally-developed, fully integrated trading and risk management systems are unique and transact across all product classes on more than 90 markets and 18 currencies around the world. These systems have the flexibility to assimilate new exchanges and new product classes without compromising transaction speed or fault tolerance. Fault tolerance, or the ability to maintain system performance despite exchange malfunctions or hardware failures, is crucial to successful market making and ensuring best executions for brokerage customers. Our systems are designed to detect exchange malfunctions and quickly take corrective actions by re-routing pending orders.

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

        We actively manage our global currency exposure on a continuous basis by maintaining our equity in a basket of major currencies we call GLOBALs. We define the GLOBAL as consisting of fractions of a U.S. dollar, Euro, Japanese yen, British pound, Canadian dollar and Australian dollar. The currencies comprising the GLOBAL and their relative proportions can change over time.

Market Making

        We employ certain hedging and risk management techniques to protect us from a severe market dislocation. Our risk management policies are developed and implemented by our Chairman and our steering committee, which is comprised of senior executives of our various companies. Our strategy is to calculate quotes a few seconds ahead of the market and execute small trades at a tiny but favorable differential as a result. This is made possible by our proprietary pricing model, which evaluates and monitors the risks inherent in our portfolio, assimilates market data and reevaluates the outstanding quotes in our portfolio each second. Our model automatically rebalances our positions throughout each trading day to manage risk exposures both on our options and futures positions and the underlying securities, and will price the increased risk that a position would add to the overall portfolio into the bid and offer prices we post. Under risk management policies implemented and monitored primarily through our computer systems, reports to management, including risk profiles, profit and loss analysis and trading performance, are prepared on a real-time basis as well as daily and periodical bases. Although our market making is completely automated, the trading process and our risk are monitored by a team of individuals who, in real time, observe various risk parameters of our consolidated positions. Our assets and liabilities are marked-to-market daily for financial reporting purposes and re-valued continuously throughout the trading day for risk management and asset/liability management purposes.

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

        The adaptability of our portfolio risk management system and trading methods have allowed us to expand (1) the number of financial instruments traded and (2) across markets.

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

  •
  Our market making system continuously evaluates over 620,000 securities and futures products in which we provide bid and offer quotes and changes its bids and offers in such a way as to maintain an overall hedge and a low-risk profile. The speed of communicating with exchanges and market centers is maximized through continuous software and network engineering innovation, thereby allowing the firm to achieve real-time controls over market exposure.

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

Transaction Processing

        Our transaction processing is automated over the full life cycle of a trade. Our market making software generates and disseminates to exchanges and market centers continuous bid and offer quotes on over 620,000 tradable, exchange listed products. Our fully automated smart router system searches for the best possible combination of prices available at the time a customer order is placed and immediately seeks to execute that order electronically or send it where the order has the highest possibility of execution at the best price.

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

IB SmartRoutingSM

        IB SmartRoutingSM searches for the best destination price in view of the displayed prices, sizes and accumulated statistical information about the behavior of market centers at the time an order is placed, and IB SmartRoutingSM immediately seeks to execute that order electronically. Unlike other smart routers, IB SmartRoutingSM never relinquishes control of the order, and constantly searches for the best price. It continuously evaluates fast-changing market conditions and dynamically re-routes all or parts of the order seeking to achieve optimal execution. IB SmartRoutingSM represents each leg of a spread order independently and enters each leg at the best possible venue. IB SmartRouting AutorecoverySM re-routes a customer's U.S. options order in the case of an exchange malfunction, with IB undertaking the risk of double executions. In addition, IB SmartRoutingSM checks each new order to see if it could be executed against any of its pending orders. As the system gains more users, this feature becomes more important for customers in a world of multiple exchanges and trading venues and penny priced orders because it increases the possibility of best executions for our customers ahead of customers of other brokers. As a result of this feature, our customers have a greater chance of executing limit orders and can do so sooner than those who use other routers.

Clearing and Margining

        Our activities in the United States are almost entirely self-cleared. We are a full clearing member of The Options Clearing Corporation ("OCC"), the Chicago Mercantile Exchange Clearing House ("CMECH"), The Depository Trust and Clearing Corporation and ICE Clear U.S.

        Due to our large positions in broad based index products, we benefit from the cross-margin system maintained by these clearing houses. For example, if we hold a position in an OCC-cleared product and have an offsetting position in a CMECH cleared product, the cross-margin computation takes both positions into account, thereby reducing the overall margin requirement. The reduced margin benefit proves especially useful during times of market stress, such as on days with large price movements when intra-day margin calls may be reduced or eliminated by the cross-margin calculation.

        In addition, we are self-cleared in Canada, Great Britain, Switzerland, France, Ireland, Germany, Belgium, Austria, the Netherlands, Norway, Sweden, Denmark, Finland, Hong Kong and India; and we began self-clearing in Japan in March 2010.

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

        We currently service approximately 158,000 cleared customer accounts. Our customers reside in approximately 137 countries around the world.

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

        Our customers fall into three groups based on services provided: cleared customers, trade execution customers and wholesale customers. With the advent of portfolio margining, we have been able to persuade more of our trade execution hedge fund customers to utilize our cleared business solution, which benefits the hedge funds in terms of cost savings. Many prime brokers once offered increased leverage over Regulation T credit limitations and NYSE margin requirements through offshore entities and joint back office arrangements. Following the market turmoil of late 2008 and the resulting tightening of credit, we observed competition in this area diminish. Through portfolio margining, IB is able to offer similar leverage with lower margin requirements that reflect the reduced risk of a hedged portfolio.

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

        As of December 31, 2010, we had 857 employees, all of whom were employed on a full-time basis. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Competition

Market making

        Historically, competition has come from registered market making firms which range from sole proprietors with very limited resources to large, integrated broker-dealers. Today, Timber Hill's major competitors continue to be large broker-dealers, such as Goldman Sachs, Morgan Stanley, UBS, Citigroup, and Bank of America Merrill Lynch, and niche players such as Citadel, Susquehanna, Wolverine Trading, Group One Trading, Peak6 and Getco. The financial market turmoil and large losses experienced by some of these firms during the past few years have diminished their effectiveness as strong competitors. Some of our competitors in market making are larger than we are and have more captive order flow, although this is less true with respect to our narrow focus on options, futures and ETFs listed on electronic exchanges.

        The competitive environment for market makers has evolved considerably in the past two years, most notably with the rise in high frequency trading firms (HFTs). HFTs transact significant trading volume on electronic exchanges by using complex algorithms and high speed execution software that analyzes market conditions. Before 2010, many HFTs that were not registered market makers were able to act similarly to market makers on exchanges that maintain a traditional fee model, and use their customer status to gain advantages over registered market makers. In particular, they did not pay exchange fees and their orders were given priority over registered market makers who were bidding and offering at the same prices. In early 2010, several exchanges implemented rules to remove these advantages and charge HFTs exchanges fees, thus helping to level the playing field for market participants. However, HFTs that are not registered market makers operate with fewer regulatory restrictions and are able to move more quickly and trade more cheaply. This is currently an area of focus amongst regulators who are examining the practices of HFTs and their impact on market structure.

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

Electronic brokerage

        The market for electronic brokerage services is rapidly evolving and highly competitive. IB believes that it neither fits within the definition of a traditional broker nor a prime broker. IB's primary competitors include offerings targeted to professional traders by large retail online brokers (such as TD Ameritrade's thinkorswim, E*TRADE's Power E*TRADE Pro business and The Charles Schwab Corporation's StreetSmart Pro business) and the prime brokerage and electronic brokerage arms of major investment banks and brokers (such as Goldman Sachs' REDIPlus business and Morgan Stanley's Passport business). We also encounter competition to a lesser extent from full commission brokerage firms including Bank of America Merrill Lynch and Morgan Stanley Smith Barney, as well as other financial institutions, most of which provide online brokerage services. The electronic brokerage businesses of many of our competitors are relatively insignificant in the totality of their firms' business. IB provides access to a global range of products from a single IB Universal AccountSM and professional level executions and pricing, which positions it in competition with niche direct-access providers and prime brokers. In 2010, IB was awarded a 4.2 star rating by Barron's for its low cost. IB has received 4 or more stars in this category for six straight years. In addition to offering low commissions and financing rates, IB provides sophisticated order types and analytical tools that give a competitive edge to its customers.

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

        At December 31, 2010, aggregate excess regulatory capital for all of the operating companies was $2.75 billion.

        TH LLC, IB LLC and THSC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the CFTC's minimum financial requirements (Regulation 1.17). At December 31, 2010, TH LLC had net capital of $1.0 billion which was $986.2 million in excess of required net capital of $37.8 million, IB LLC had net capital of $1.2 billion, which was $993.2 million in excess of required net capital of $161.8 million, and THSC had net capital of $1.7 million, which was $0.7 million in excess of required net capital of $1.0 million.

        THE is subject to the Swiss National Bank eligible equity requirement. At December 31, 2010, THE had eligible equity of $602.1 million which was $411.7 million in excess of the minimum requirement of $190.4 million.

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

        At December 31, 2010, all of the operating companies were in compliance with their respective regulatory capital requirements.

        For additional information regarding our net capital requirements see note 17 to the consolidated financial statements in Part II , Item 8 of the Annual Report on Form 10-K.

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

        IB LLC and TH LLC each has a Chief Compliance Officer who reports to its General Counsel and its internal audit and compliance committee. These Chief Compliance Officers, plus certain other senior staff members, are FINRA-registered principals with supervisory responsibility over the various aspects of our businesses. Staff members in the Compliance Department or in other departments of the firm are also registered with FINRA, NFA or other regulatory organizations.

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

Foreign Regulation

        Our international subsidiaries are subject to extensive regulation in the various jurisdictions where they have operations. The most significant of our international subsidiaries are: THE, registered to do business in Switzerland as a securities dealer; THSHK, registered to do business in Hong Kong as a securities dealer; THA, registered to do business in Australia as a securities dealer and futures broker; IBUK, registered to do business in the U.K. as a broker; IBC and THC, registered to do business in Canada as an investment dealer and securities dealer, respectively; IBI, registered to do business in India as a stock broker and IBSJ, registered in Japan as a Financial Instruments Firm with the Kanto Regional Finance Bureau and the Financial Supervisory Agency.

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

Executive Officers and Directors of Interactive Brokers Group

        The following table sets forth the names, ages and positions of our current directors and executive officers.

Name	Age	Position
Thomas Peterffy	66	Chairman of the Board of Directors, Chief Executive Officer and President
Earl H. Nemser	63	Vice Chairman and Director
Paul J. Brody	50	Chief Financial Officer, Treasurer, Secretary and Director
Thomas A. Frank	55	Executive Vice President and Chief Information Officer
Milan Galik	44	Senior Vice President, Software Development and Director
Lawrence E. Harris	54	Director
Hans R. Stoll	71	Director
Ivers W. Riley	78	Director
Robert Trudeau	42	Director

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

        Paul J. Brody.    Mr. Brody joined us in 1987 and has served as Chief Financial Officer since December 2003. Mr. Brody serves as a director and/or officer for various subsidiaries of IBG LLC. Mr. Brody also serves as a director and member Vice Chairman of The Options Clearing Corporation, of which Timber Hill LLC and IB LLC are members. Mr. Brody received a Bachelor of Arts degree in economics from Cornell University in 1982.

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

        Lawrence E. Harris.    Dr. Harris has been a director since July 2007. He is a professor of Finance and Business Economics at the University of Southern California, where he holds the Fred V. Keenan Chair in Finance at the Marshall School of Business. Dr. Harris also serves as a director of the Clipper Fund and as the research coordinator of the Institute for Quantitative Research in Finance. Dr. Harris formerly served as Chief Economist of the U.S. Securities and Exchange Commission. Dr. Harris earned his Ph.D. in Economics from the University of Chicago, and is a CFA charterholder. He is an expert in the economics of securities market microstructure and the uses of transactions data in financial research. He has written extensively about trading rules, transaction costs, index markets, and market regulation. Dr. Harris is also the author of the widely respected textbook "Trading and Exchanges: Market Microstructure for Practitioners."

        Hans R. Stoll.    Dr. Stoll has been a director since April 2008. Dr. Stoll has been The Anne Marie and Thomas B. Walker, Jr., Professor of Finance and Director of the Financial Markets Research Center at the Owen Graduate School of Management, Vanderbilt University since 1980. Dr. Stoll has published several books and more than 60 articles on numerous securities and finance related subjects. He is known for developing the put call parity relation and for his work in market microstructure. Dr. Stoll served as a member of the board of directors of the Options Clearing Corporation from 2005 to 2008. He has been President of the American Finance Association. Dr. Stoll received his A.B. degree from Swarthmore College in 1961 and his M.B.A. and Ph.D. degrees from the Graduate School of Business of the University of Chicago in 1963 and 1966, respectively.

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

        Robert W. Trudeau.    Mr. Trudeau has been a director since September 2009. He has been a General Partner of Technology Crossover Ventures ("TCV") since 2005. He is the head of TCV's Financial Technology Sector. Prior to joining TCV, he served as a Principal of General Atlantic Partners from 2003 to 2005, Managing Director of iFormation Group from 2000 to 2002 and Manager at The Boston Consulting Group from 1995 to 2000. He earned his M.B.A. from The University of Western Ontario in 1995 and his B.A.H. degree from Queens University in 1991. He currently serves on the Boards of MarketAxess Holdings Inc., FxAll and Trading Screen.

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

        Thomas Peterffy, our founder, Chairman and Chief Executive Officer, and his affiliates beneficially own approximately 86% of the economic interests and all of the voting interests in IBG Holdings LLC, which owns all of our Class B common stock, representing approximately 89.2% of the combined voting power of all classes of our voting stock. As a result, Mr. Peterffy has the ability to elect all of the members of our board of directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, material expansions or contractions of our business, entry into new lines of business, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on our common stock. In addition, Mr. Peterffy is able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could discourage potential takeover attempts that other stockholders may favor and could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and this may adversely affect the market price of our common stock.

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

        We are a holding company and our primary assets are our approximately 10.8% equity interest in IBG LLC and our controlling interest and related rights as the sole managing member of IBG LLC and, as such, we operate and control all of the business and affairs of IBG LLC and are able to consolidate IBG LLC's financial results into our financial statements. We have no independent means of generating revenues. IBG LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, its taxable income is allocated on a pro rata basis to IBG Holdings LLC and us. Accordingly, we incur income taxes on our proportionate share of the net taxable income of IBG LLC, and also incur expenses related to our operations. We intend to cause IBG LLC to distribute cash to its members in amounts at least equal to that necessary to cover their tax liabilities, if any, with respect to the earnings of IBG LLC. To the extent we need funds to pay such taxes, or for any other purpose, and IBG LLC is unable to provide such funds, it could have a material adverse effect on our business, financial condition or results of operations.

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

        As a result of the IPO, the increase in the tax basis attributable to our interest in IBG LLC is $0.95 billion. The tax savings that we would actually realize as a result of this increase in tax basis likely would be significantly less than this amount multiplied by our effective tax rate due to a number of factors, including the allocation of a portion of the increase in tax basis to foreign or non-depreciable fixed assets, the impact of the increase in the tax basis on our ability to use foreign tax credits and the rules relating to the amortization of intangible assets, for example. Based on current facts and assumptions, including that subsequent purchases of IBG LLC interests will occur in fully taxable transactions, the potential tax basis increase resulting from the initial and future purchases of the IBG LLC interests held by IBG Holdings LLC could be as much as $3.50 billion. The tax receivable agreement requires 85% of such tax savings, if any, to be paid to IBG Holdings LLC, with the balance to be retained by us. The actual increase in tax basis depends, among other factors, upon the price of shares of our common stock at the time of the purchase and the extent to which such purchases are taxable and, as a result, could differ materially from this amount. Our ability to achieve benefits from any such increase, and the amount of the payments to be made under the tax receivable agreement, depends upon a number of factors, as discussed above, including the timing and amount of our future income.

        The tax basis of $3.50 billion assumes that (a) all remaining IBG LLC membership interests held by IBG Holdings LLC are purchased by the Company and (b) such purchases in the future are made at prices that reflect the closing share price at December 31, 2010. In order to have a $3.50 billion tax basis, the offering price per share of Class A common stock in such future public offering will need to exceed the then current cost basis per share of Class A common stock by approximately $7.20.

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

        As of December 31, 2010, our total indebtedness (consisting of the aggregate amounts outstanding under senior notes, senior secured revolving credit facility and short-term borrowings) was approximately $482.0 million. On May 18, 2010, IBG LLC entered into a new $100 million two-year senior secured revolving credit facility with a syndicate of banks, which replaced an expiring $100 million one-year senior secured revolving credit facility. At maturity, subject to meeting certain terms of the facility, IBG LLC will have an option to convert the facility to a one-year term loan. IBG LLC is the sole borrower under this credit facility, which is required to be guaranteed by IBG LLC's domestic non-regulated subsidiaries (currently there are no such entities). In addition, subject to restrictions in our senior secured revolving credit facility and our senior notes, we may incur additional first-priority secured borrowings under the senior secured revolving credit facility.

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

        The members of IBG Holdings LLC have the right to cause the redemption of their IBG Holdings LLC membership interests over time in connection with offerings of shares of our common stock. We intend to sell additional shares of common stock in public offerings in the future, which may include offerings of our common stock to finance future purchases of IBG LLC membership interests which, in turn, will finance corresponding redemptions of IBG Holdings LLC membership interests. These offerings and related transactions were anticipated to occur on or about each of the first eight years following the IPO. Given the absence of any public offering subsequent to our IPO in 2007 and depending on the timing of redemptions, this offering schedule will be extended into the future in accordance with an exchange agreement among us, IBG LLC, IBG Holdings LLC and the historical members of IBG LLC. The size and occurrence of these offerings may be affected by market conditions. We may also issue additional shares of common stock or convertible debt securities to finance future acquisitions or business combinations. We currently have approximately 42.2 million outstanding shares of common stock. Assuming no anti dilution adjustments based on combinations or divisions of our common stock, the offerings referred to above could result in the issuance by us of up to an additional approximately 354.7 million shares of common stock. It is possible, however, that such shares could be issued in one or a few large transactions.

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

        As a holding company for our interest in IBG LLC, we will be dependent upon the ability of IBG LLC to generate earnings and cash flows and distribute them to us so that we may pay any dividends to our stockholders. To the extent (if any) that we have excess cash, any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial conditions, cash requirement, contractual restrictions and other factors that our board of directors may deem relevant. In December 2010, a special cash dividend was paid to holders of our common stock. We have made no determination as to whether to pay dividends on our common stock at any time in the foreseeable future.

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

        During 2010, approximately 19% of our net revenues were generated by our operating companies outside the United States. We are exposed to risks and uncertainties inherent in doing business in international markets, particularly in the heavily regulated brokerage industry. Such risks and uncertainties include political, economic and financial instability; unexpected changes in regulatory requirements, tariffs and other trade barriers; exchange rate fluctuations; applicable currency controls; and difficulties in staffing, including reliance on newly hired local experts, and managing foreign operations. These risks could cause a material adverse effect on our business, financial condition or results of operations.

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

        In our market making activities, we compete with other firms based on our ability to provide liquidity at competitive prices and to attract order flow. These firms include registered market makers as well as high frequency trading firms ("HFTs") that act as market makers. Both types of competitors range from sole proprietors with very limited resources to a few highly sophisticated groups which have substantially greater financial and other resources, including research and development personnel, than we do. These larger and better capitalized competitors may be better able to respond to changes in the market making industry, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. HFTs that are not registered market makers have certain advantages over registered market making firms that may allow them to bypass regulatory restrictions and trade more quickly and cheaply than registered market makers at some exchanges. We may not be able to compete effectively against HFTs or market makers with greater financial resources, and our failure to do so could materially and adversely affect our business, financial condition and results of operations. As in the past, we may in the future face enhanced competition, resulting in narrowing bid/offer spreads in the marketplace that may adversely impact our financial performance. This is especially likely if HFTs continue to receive advantages in capturing order flow or if others can acquire systems that enable them to predict markets or process trades more efficiently than we can.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters are located in Greenwich, Connecticut. We also lease facilities in 15 other locations throughout parts of the world where we conduct our operations as set forth below. Unless otherwise indicated, all properties are used by both our market making and electronic brokerage segments. We believe our present facilities, together with our current options to extend lease terms, are adequate for our current needs.

        The following table sets forth certain information with respect to our leased facilities:

Location	Space	Expiring In	Principal Usage
Greenwich, CT	107,431 sq. feet	2019	Headquarters and data center
Jersey City, NJ	7,698 sq. feet	2011	Office space
Chicago, IL	62,446 sq. feet	2017	Office space and data center
Washington, D.C.	450 sq. feet	2012	Office space
Montreal, Canada	4,566 sq. feet	2014	Office space
London, United Kingdom	2,283 sq. feet	2015	Office space
Zug, Switzerland	27,115 sq. feet	2015	Office space and data center
Sydney, Australia	2,649 sq. feet	2014	Office space
Hong Kong	5,611 sq. feet	2012	Office space and data center
Budapest, Hungary	4,297 sq. feet	2011	Office space
St. Petersburg, Russia	2,563 sq. feet	2011	Office space
Tallinn, Estonia	3,638 sq. feet	2011	Office space
Mumbai, India	7,365 sq. feet	2015	Office space
Tokyo, Japan	2,161 sq. feet	2012	Office space
Shanghai, China	2,177 sq. feet	2011	Office space
Sao Paulo, Brazil	65 sq. feet	2011	Office space

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

Trading Technologies Matter

        On February 3, 2010, Trading Technologies International, Inc. ("Trading Technologies") filed a complaint, in the United States District Court for the Northern District of Illinois Eastern Division, against Interactive Brokers Group, Inc., IBG LLC, IBG Holdings LLC, and Interactive Brokers LLC ("Defendants"). The complaint, as amended, alleges that the Defendants have infringed and continue to infringe six U.S. patents held by Trading Technologies. Trading Technologies is seeking, among other things, unspecified damages and injunctive relief. The case is in the pleadings stage. While it is too early to predict the outcome of the matter, we believe we have meritorious defenses to the allegations made in the complaint and intend to defend ourselves vigorously against them. However, litigation is inherently uncertain and there can be no guarantee that the Company will prevail or that the litigation can be settled on favorable terms.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

        The following table shows the high and low sale prices for the periods indicated for the Company's common stock, as reported by NASDAQ.

	Sales Price
	High	Low
2009
First Quarter	$19.41	$12.89
Second Quarter	$17.42	$13.89
Third Quarter	$20.06	$15.00
Fourth Quarter	$20.93	$16.01
2010
First Quarter	$17.75	$15.80
Second Quarter	$17.63	$16.15
Third Quarter	$18.09	$15.97
Fourth Quarter(1)	$19.24	$16.85
2011
YTD—Through February 25, 2011	$18.20	$15.40

(1)
In December 2010, the Company paid a special cash dividend of $1.79 per share to its common shareholders.

        The closing price of our common stock on February 25, 2011, as reported by NASDAQ, was $15.55 per share.

Holders

        On February 25, 2011, there were five holders of record, which does not reflect those shares held beneficially or those shares held in "street" name. Accordingly, the number of beneficial owners of our common stock exceeds this number.

Dividends and Other Restrictions

        In December 2010, the Company effected a series of dividend payments, including a dividend of $1.79 per share, which was paid to the Company's common shareholders. We have made no determination as to whether to pay any dividends on our common stock in the foreseeable future. Restrictions contained in our loan agreements limit our ability to pay dividends on our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Part II Item 7 of this Annual Report on Form 10-K.

Stockholder Return Performance Graph

        The following graph compares cumulative total stockholder return on our common stock, the S&P 500 Index and the NASDAQ Financial-100 Index from May 4, 2007 to December 31, 2010. The comparison assumes $100 was invested on May 4, 2007 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes.

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

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information about shares of common stock available for future awards under all of the Company's equity compensation plans as of December 31, 2010. The Company has not made grants of common stock outside of its equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	N/A	N/A	151,976
Equity compensation plans not approved by security holders	N/A	N/A	—
Total	—	—	151,976

(1)
Amount represents shares available for future issuance of grants under the Company's Stock Incentive Plan. The amount excludes forfeitures and shares purchased from employees to satisfy their tax withholding obligations for vested shares, which are held as treasury stock. In the fourth quarter of 2010, the Company's Board of Directors approved a board resolution to increase the total number of shares available to be distributed under the 2007 Stock Incentive Plan to 20,000,000 shares, from 9,200,000 shares, pending shareholder approval at the Company's 2011 Annual Meeting. There are no shares available for future issuance of grants under the 2007 ROI Unit Stock Plan. All shares under this plan have already been granted.

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables set forth selected historical consolidated financial and other data of IBG LLC as of and for the year ended December 31, 2006, prior to the IPO. The historical financial and other data of IBG, Inc., the public company, is presented for the years ended, and as of, December 31, 2007, 2008, 2009 and 2010.

        On May 3, 2007, IBG, Inc. priced its initial public offering of shares of Common Stock. In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC, became the sole managing member for IBG LLC and began to consolidate IBG LLC's financial results into its financial statements. The consolidated statement of income data for the periods presented reflect the consolidated operating results of IBG LLC and its subsidiaries prior to May 4, 2007 and reflect the consolidated operating results of IBG, Inc. and its subsidiaries from May 4, 2007 through December 31, 2007. This represents 100% of the earnings prior to our IPO and actual earnings attributable to IBG, Inc. following the IPO. The consolidated statement of financial condition data as of December 31, 2006 reflects the audited condensed consolidated statement of financial condition of IBG LLC and its subsidiaries, and the consolidated statements of financial condition data as of December 31, 2007, 2008, 2009 and 2010 reflect the audited condensed consolidated statement of financial condition of IBG, Inc. and its subsidiaries.

        For all periods presented, IBG LLC has operated in the United States as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. As a result, IBG LLC has not been subject to U.S. federal income taxes on its income; and historical results of operations prior to the IPO do not include Delaware franchise tax, and federal and certain other state income taxes. Such items are included in periods subsequent to May 3, 2007.

        The following selected historical consolidated financial and other data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in millions, except share and per share data)
Consolidated Statement of Income Data:
Revenues:
Trading gains	$368.6	$633.9	$1,304.0	$888.1	$805.1
Commissions and execution fees	386.8	353.0	359.5	261.1	174.4
Interest income	172.5	121.6	437.2	782.2	672.1
Other income	60.4	61.3	81.7	92.2	85.2

Total revenues	988.3	1,169.8	2,182.4	2,023.6	1,736.8
Interest expense	66.2	69.5	332.0	555.2	484.4

Total net revenues	922.1	1,100.3	1,850.4	1,468.4	1,252.4

Non-interest expenses:
Execution and clearing	272.6	273.2	322.7	335.7	313.3
Employee compensation and benefits	200.2	175.8	158.0	118.8	110.1
Occupancy, depreciation and amortization	37.3	40.4	37.7	26.5	22.7
Communications	23.5	22.8	18.7	14.9	12.6
General and administrative	47.7	43.6	63.3	40.7	32.1

Total non-interest expenses	581.3	555.8	600.4	536.6	490.8

Income before income taxes	340.8	544.5	1,250.0	931.8	761.6
Income tax expense	60.4	54.4	128.4	63.0	27.4

Net Income	280.4	490.1	1,121.6	868.8	734.2
Less Income attributable to non-controlling interests(1)	289.7	453.9	1,028.6	568.3	0.0

Net income available for common stockholders	$(9.3)	$36.2	$93.0	$300.5	$734.2

Earnings per share
Basic	$(0.22)	$0.88	$2.30	$1.20

Diluted	$(0.22)	$0.87	$2.24	$1.16

Weighted average common shares outstanding
Basic	41,870,926	40,973,290	40,434,273	41,153,606
Diluted	42,498,705	41,799,489	41,461,018	41,327,844

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in millions)
Cash, cash equivalents and short-term investments(1)	$9,578.6	$7,948.5	$6,651.4	$5,789.3	$3,878.8
Total assets(2)(3)	28,498.8	26,605.6	28,356.6	34,542.1	32,080.5
Total liabilities(3)	24,278.3	21,728.5	23,948.5	30,968.3	29,278.6
Non-controlling interests(4)(5)	3,732.7	4,302.2	3,894.2	3,165.4	2,801.9
Stockholders' equity(5)	487.8	574.9	513.9	408.4

(1)
Cash, cash equivalents and short-term investments represent cash and cash equivalents, cash and securities segregated under federal and other regulations, short-term investments, U.S. and foreign government obligations and securities purchased under agreements to resell.

(2)
At December 31, 2010, approximately $28.03 billion, or 98.4%, of total assets were considered to be liquid and consisted primarily of marketable securities and collateralized receivables.

(3)
As a result of our acquisition from IBG Holdings LLC of IBG LLC membership interests, we received not only an interest in IBG LLC but also, for federal income tax purposes, a step-up to the federal income tax basis of the assets of IBG LLC underlying such additional interest. This increased tax basis is expected to result in tax benefits as a result of increased amortization deductions. We will retain 15% of the tax benefits actually realized. As set forth in the tax receivable agreement we entered into with IBG Holdings LLC, we will pay the remaining 85% of the realized tax benefits relating to any applicable tax year to IBG Holdings LLC. The deferred tax asset was $313.6 million, $333.3 million, $351.6 million and $369.7 million and the corresponding payable to IBG Holdings LLC was $284.9 million, $299.0 million, $313.8 million and $323.7 million at December 31, 2010, 2009, 2008 and 2007, respectively.

(4)
Adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, now a sub-topic within ASC 810, Consolidation, as of January 1, 2009 required the Company to report non-controlling interests in subsidiaries (formerly reported as "minority interests") as a separate component of equity in the current period and had the retrospective effect of increasing reported equity in the consolidated statement of financial position by $3,894.2, $3,165.4 million and $2,801.9 as of December 31, 2008, 2007 and 2006, respectively. Accordingly, the above condensed consolidated statements of financial condition are presented as if ASC 810 had been applicable historically.

(5)
In December of 2010, the Company paid a special cash dividend to holders of the Company's common stock. The payment of the dividend resulted in a decrease in the Company's non-controlling interests and stockholders' equity balances from the prior year.

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

Business Overview

        We are an automated global electronic market maker and broker specializing in routing orders and executing and processing trades in securities, futures and foreign exchange instruments on more than 90 electronic exchanges and trading venues around the world. Since our inception in 1977, we have focused on developing proprietary software to automate broker-dealer functions. The advent of electronic exchanges in the last 20 years has provided us with the opportunity to integrate our software with an increasing number of exchanges and trading venues into one automatically functioning, computerized platform that requires minimal human intervention.

        In connection with the IPO priced on May 3, 2007, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC's financial results into its financial statements.

Overview of Recapitalization Transactions and Our Organizational Structure

        Prior to the IPO, we had historically conducted our business through a limited liability company structure. Our primary assets are our ownership of approximately 10.8% of the membership interests of IBG LLC, the current holding company for our businesses, and our controlling interest and related contractual rights as the sole managing member of IBG LLC. The remaining approximately 89.2% of IBG LLC membership interests are held by IBG Holdings LLC, a holding company that is owned by our founder, Chairman and Chief Executive Officer, Thomas Peterffy, and his affiliates, management and other employees of IBG LLC, and certain other members. The IBG LLC membership interests held by IBG Holdings LLC will be subject to purchase by us over time in connection with offerings by us of shares of our common stock.

        Purchases of IBG LLC membership interests, held by IBG Holdings LLC, by the Company are governed by the Exchange Agreement by and among the Company, IBG Holdings LLC, IBG LLC and the members of IBG LLC, dated as of May 3, 2007 (the "Exchange Agreement"), a copy of the fully executed agreement was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed with the SEC on November 9, 2009. Under the Exchange Agreement, IBG Holdings LLC may request redemption of its membership interests in IBG LLC and the Company is required to use its commercially reasonable efforts to consummate a public offering of a number of shares of Class A common stock approximately equal to the aggregate number of the IBG Holdings LLC membership interests for which redemption has been requested. Upon consummation of such public offering, the Company is required to purchase from IBG Holdings LLC that number of IBG LLC membership interests equal to the aggregate number of the IBG Holdings LLC membership interests subject to redemption, at a purchase price per membership interest equal to the offering price in such public offering. However, under the Exchange Agreement, the Company is not obligated to effect any purchase of the IBG LLC membership interests held by IBG Holdings LLC unless and until the Company has consummated a public offering of a number of shares of Class A common stock approximately equal to the aggregate number of the IBG Holdings LLC membership interests subject to redemption. In 2008, 2009 and 2010, public offerings were not consummated.

        As an alternative, at the option of, and upon mutual agreement of, the Company, IBG Holdings LLC and IBG LLC, instead of, or in addition to, consummating one or more public offerings, redemptions of IBG Holdings LLC membership interests may be effected by using cash on hand at IBG LLC and corresponding redemptions by IBG LLC of its membership interests held by IBG Holdings LLC. This alternative funding method would not impose any obligations on the Company. In 2008, 2009 and 2010 some of the IBG Holdings LLC membership interests were, in fact, redeemed using cash from IBG LLC.

        As part of a redeployment of the Company's capital to its shareholders, the Company effected a series of dividend payments, including a dividend of $1.79 per share, which was paid to the Company's common shareholders in December 2010. We have made no determination as to whether to pay any dividends on our common stock in the foreseeable future.

Business Segments

        The Company reports its results in two business segments, market making and electronic brokerage. These segments are analyzed separately as we derive our revenues from these two principal business activities as well as allocate resources and assess performance.

  •
  Market Making.  We conduct our market making business through our TH subsidiaries. As one of the largest market makers on many of the world's leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over 620,000 tradable, exchange-listed products. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time. Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, thus minimizing the risk of our portfolio at all times. This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios.

  •
  Electronic Brokerage.  We conduct our electronic brokerage business through our IB subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on the technology originally developed for our market making business, IB's systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account. We offer our customers access to all classes of tradable, exchange-listed products, including stocks, bonds, options, futures, forex and mutual funds traded on more than 90 exchanges and market centers and in 19 countries around the world seamlessly.

Business Environment

        The past year was marked by two major events: the signing of the Dodd—Frank Wall Street Reform and Consumer Protection Act into law and the May 6th "flash crash."

        It is difficult to predict what rule changes will be implemented by the regulators as a result of the Dodd-Frank legislation and what impact these changes will have on our business. As a well capitalized market participant and a registered market maker, we would view stricter capital requirements and increased regulation over OTC derivatives as, on balance, positive.

        The immediately noticeable fall out from May 6, on the business environment for 2010, was the reduction of trading by the retail and, to a lesser extent, the institutional investor, which also resulted in diminished volatilities in the markets.

        As a result of the Flash Crash, rule changes may be implemented in the future that would increase regulation of high frequency traders ("HFTs") and curtail naked sponsored access, a practice whereby HFTs can send orders directly to an exchange by using an exchange member's access and bypassing that exchange member's pre-trade risk controls. However, the only changes that were implemented in 2010 were the circuit breakers that place trading restrictions on stocks that exhibit substantial price moves, which had no impact on our operations.

        During 2010, global volumes in exchange traded derivatives continued to grow, while markets were generally calmer than the preceding year, with the exception of the brief spike in volatility around the May 6th event. We continued to face challenging conditions as market makers, including intense competition from high frequency traders, historically tight bid/offer spreads and low volatility levels. These factors were exacerbated by currency movements that negatively impacted our reported earnings.

        Since we typically maintain an overall long volatility position, which protects us against a severe market dislocation in either direction, our market making profits are generally correlated with market volatility. Based on the Chicago Board Options Exchange Volatility Index ("VIX"), the average volatility level fell approximately 29% compared to 2009. The ratio of actual to implied volatility is also meaningful to our results. Because the cost of hedging our positions is based on implied volatility, while our trading profits are, in part, based on actual market volatility, a higher ratio is generally favorable and a lower ratio generally has a negative effect on our trading gains. During 2010, this ratio averaged approximately 75% compared to approximately 77% in 2009.

        Lower volatility levels also contributed to the trend of contracting bid/offer spreads that began in late 2008. During 2010, spreads, as reported by the NASDAQ OMX PHLX market, were approximately 33% narrower than in 2009.

        Currency fluctuations negatively impacted our reported earnings, as measured in U.S. dollars. As a global market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively hedge this exposure by keeping our net worth in proportion to a defined basket of major currencies we call the GLOBAL. The overall impact of foreign currency exchange rate changes on our equity in 2010 was relatively small. However, U.S. GAAP accounting convention resulted in a gain being reported in the consolidated statement of financial condition, while a loss was reported in the consolidated statement of income. Further detail is provided below in the Section entitled "Non-GAAP Financial Measures". In addition, a discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled "Quantitative and Qualitative Disclosures about Market Risk."

        According to data received from exchanges worldwide, volumes in exchange-listed equity-based options increased in 2010 by approximately 14% globally and 8% in the U.S., compared to 2009. During the year we accounted for approximately 10.1% of the exchange-listed equity based options (including options on ETFs and stock index products) volume traded worldwide and approximately 13.1% of exchange-listed equity based options volume traded in the U.S. This compares to approximately 10.9% of the exchange-listed equity based options volume traded worldwide and approximately 13.6% of the exchange-listed equity based options volume traded in the U.S. compared to 2009. We believe the decrease in our market share can partly be attributed to the surge in high frequency trading firms and certain advantages they had over registered market makers, which had allowed them to take a larger share of the listed options volume. See the tables on pages 56 - 57 of this Annual Report on Form 10-K for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

Financial Overview

        Diluted earnings per share were $(0.22) for year ended December 31, 2010. The calculation of diluted earnings per share is detailed in Note 4, "Initial Public Offering and Recapitalization," to the audited consolidated financial statements, in Part II, Item 8 of this Annual Report on Form 10-K. Diluted earnings per share were $0.87 for the year ended December 31, 2009. In December 2010, the Company paid a dividend of $1.79 per share to holders of the Company's common stock which had a negative impact on our earnings per share of approximately $0.71 for the year ended December 31, 2010. On a consolidated reporting basis, the dividends had no effect on our reported income before tax. However, the U.S. federal income tax liability triggered by the dividends is reported as income tax expense in the consolidated statement of income. The above dividend resulted from the following transaction. On December 21, 2010, Timber Hill Europe AG ("THE AG") paid its sole shareholder, IBG LLC, a dividend of $990.3 million. THE AG's pretax earnings had not previously been subject to taxation in the United States. U.S. federal income taxes on the Company's share of this dividend were $40.8 million. Please refer to the section below entitled "Non-GAAP Financial Measures" for a discussion of the impact of the dividend on our reported results.

        For the year ended December 31, 2010, our net revenues were $922.1 million and income before income taxes was $340.8 million, compared to net revenues of $1,100.3 million and income before income taxes of $544.5 million for 2009. Compared to 2009, trading gains decreased 42% in 2010, commissions and execution fees increased by 10% and net interest income increased 104%. Our pre-tax margin for the year ended December 31, 2010 was 37%, compared to 50% for 2009.

        During the year ended December 31, 2010, income before income taxes in our market making segment decreased 73%, compared with 2009. Trading gains were hampered by increased competition from high frequency traders, the continued tightening of bid/offer spreads in the market and currency fluctuations. Pre-tax margin decreased to 24% in 2010 compared to 53% in 2009.

        During the year ended December 31, 2010, income before income taxes in our electronic brokerage segment grew 19% compared to 2009. Customer accounts grew 18% from the prior year and customer equity increased 45% during 2010. Commissions and execution fees increased by 10% and net interest income grew by 78% from the prior year. Pre-tax margin increased from 49% to 50% in the same time periods. Total Daily Average Revenue Trades ("DARTs") for cleared and execution-only customers increased 9% to 379,000 during the year ended December 31, 2010, compared to 347,000 during the year ended December 31, 2009.

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

        The following two tables present net revenues and income before income taxes for each of our business segments for the periods indicated.

        Net revenues of each of our business segments and our total net revenues are summarized below:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Market making	$379.2	$626.4	$1,343.5
Electronic brokerage	547.3	474.4	505.8
Corporate(1)	(4.4)	(0.5)	1.1

Total	$922.1	$1,100.3	$1,850.4

(1)
Corporate includes corporate related activities as well as inter-segment eliminations.

        Income before income taxes of each of our business segments and our total income before income taxes are summarized below:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Market making	$89.5	$330.8	$1,027.6
Electronic brokerage	274.8	231.2	224.0
Corporate(1)	(23.5)	(17.5)	(1.6)

Total	$340.8	$544.5	$1,250.0

(1)
Corporate includes corporate related activities as well as inter-segment eliminations.

Revenue

  Trading Gains

        Trading gains are generated in the normal course of market making. Trading revenues are, in general, proportional to the trading activity in the markets. Our revenue base is highly diversified and comprised of millions of relatively small individual trades of various financial products traded on electronic exchanges, primarily stocks, options and futures. Trading gains accounted for approximately 37%, 54% and 60% of our total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Trading gains include a portion of translation gains and losses stemming from the basket of foreign currencies we call GLOBALs, which we employ to carry out our currency hedging strategy. This impact is further described below in the section entitled "Non-GAAP Financial Measures" and in Item 8, Financial Statements and Supplementary Data. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled "Quantitative and Qualitative Disclosures about Market Risk."

        Trading gains also include revenues from net dividends. Market making activities require us to hold a substantial inventory of equity securities. We derive significant revenues in the form of dividend income from these equity securities. This dividend income is largely offset by dividend expense incurred when we make significant payments in lieu of dividends on short positions in securities in our portfolio. Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record. When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase the stock after the dividend date. Hence, the apparent gains and losses due to these price changes must be taken together with the dividends paid and received, respectively, in order to accurately reflect the results of our market making operations.

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

        Our trading gains are geographically diversified. In 2010, 2009 and 2008, we generated 17%, 41% and 53% respectively, of our trading gains from operations conducted internationally.

  Commissions and Execution Fees

        We earn commissions and execution fees from our cleared customers for whom we act as executing and clearing brokers and from our non-cleared customers for whom we act as an executing broker only. We have a commission structure that allows customers to choose between an all-inclusive "bundled" rate or an "unbundled" rate that has lower commissions for high volume customers. For "unbundled" commissions, we charge regulatory and exchange fees, at our cost, separately from our commissions, adding transparency to our fee structure. Commissions and execution fees accounted for 39%, 30% and 16% of our total revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

        Our commissions and execution fees are geographically diversified. In 2010, 2009 and 2008 we generated 27%, 26% and 23%, respectively of commissions and execution fees from operations conducted internationally.

  Interest Income and Interest Expense

        We earn interest on customer funds segregated in safekeeping accounts; on customer borrowings on margin, secured by marketable securities these customers hold with us; from our investment in government treasury securities; from borrowing securities in the general course of our market making and brokerage activities, and on bank balances. Interest income accounted for 17%, 10% and 20% of total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Interest income is partially offset by interest expense.

        We pay interest on cash balances customers hold with us; for cash received from lending securities in the general course of our market making and brokerage activities; and on our borrowings. Interest expense was 7%, 6% and 15% of total revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

        We have automated and integrated our securities lending system with our trading system. As a result, we have been able to tailor our securities lending activity to produce more optimal results when taken together with trading gains (see description under "Trading Gains" above). Our net interest income accounted for approximately 12%, 5% and 6% of our total net revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

  Other Income

        Other income consists primarily of payment for order flow income, market data fee income and mark-to-market gains or losses on non-traded securities (primarily investments in exchanges). Our other income accounted for approximately 6%, 5% and 4% of our total revenues for each of the years ended December 31, 2010, 2009 and 2008, respectively.

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

  Employee Compensation and Benefits

        Employee compensation and benefits includes salaries, bonuses and other incentive compensation plans, group insurance, contributions to benefit programs and other related employee costs.

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

  Income Tax Expense

        Before our IPO in 2007, our business was operated through a limited liability company that was not subject to U.S. federal and certain state income taxes; our income tax expense consisted primarily of corporate subsidiary taxes, and our net income did not reflect cash distributions to IBG LLC's members to pay their taxes related to their proportionate shares of our net income. Those distributions reduced IBG LLC's members' capital. After the IPO, we became subject to taxes applicable to "C" corporations. As a corporation, we are required to pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage of IBG LLC owned by IBG. Our subsidiaries will continue to be subject to income tax in the respective jurisdictions in which they operate.

Non-controlling Interest

        We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and consolidate IBG LLC's financial results into our financial statements. We hold approximately 10.8% ownership interest in IBG LLC. IBG Holdings LLC is owned by the original members of IBG LLC and holds approximately 89.2% ownership interest in IBG LLC. We reflect IBG Holdings LLC's ownership as a non-controlling interest in our consolidated statement of financial condition, consolidated statement of income and consolidated statement of changes in equity. Our pre-IPO results are those of IBG LLC, as our predecessor company. As a result, our net income, after excluding IBG Holdings LLC's non-controlling interest, represents approximately 10.8% of IBG LLC's net income and similarly, outstanding shares of our common stock represent approximately 10.8% of the outstanding membership interests of IBG LLC.

Certain Trends and Uncertainties

        We believe that our continuing operations may be favorably or unfavorably impacted by the following trends that may affect our financial condition and results of operations.

  •
  Over the past several years, the effects of market structure changes, competition (in particular, from HFTs) and market conditions have, during certain periods, exerted downward pressure on bid/offer spreads realized by market makers.

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

  •
  If there is consolidation among market centers this may adversely affect the value of our smart routing software.

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

Non-GAAP Financial Measures

        Non-GAAP measures are used to isolate items that the Company's management views as non-operating in nature, which is intended to give a clearer presentation of operating results. Given their material impact on our reported financial results, the following two non-GAAP measures are presented for 2010:

1.
In December 2010, we effected a series of dividend payments, culminating in a dividend of $1.79 per share, which was paid to holders of IBKR common stock. In total, IBG LLC paid out about $1 billion. Funding for this dividend originated with our Swiss company, which paid a dividend to IBG LLC, its parent company. IBG LLC, in turn, paid a dividend to its shareholders, including Interactive Brokers Group, Inc., the public company. On a consolidated reporting basis, these dividends had no effect on the Company's reported income. However, the original dividend from the Swiss company was made from earnings that were not previously taxed in the U.S. As a result, this triggered a U.S. federal income tax liability for the Company, which is reported as income tax expense in the consolidated statement of income. This income tax liability was funded by reserving a portion of the dividend that the Company received. The remaining after-tax amount was paid to the Company's common shareholders. The result was cash-flow neutral for the public company.

  At December 31, 2010, approximately $480 million of accumulated earnings that have not been previously subject to income tax in the U.S. were held in the Company's non-U.S. subsidiaries. Additional dividends originating from these subsidiaries up to this amount (as adjusted over time)

  would be subject to U.S. income tax, as described above. Dividends paid from the remaining equity capital would not be subject to additional income tax.

  The company also decided to pay a dividend equivalent to employees holding unvested shares in our Stock Incentive Plan. This amounted to about $10 million and was recorded as a compensation expense.

2.
In connection with our currency hedging strategy, we have determined to base our net worth in GLOBALs, a basket of major currencies in which we hold our equity. Pursuant to U.S. GAAP convention, a portion of our currency translation gains and losses is reported as Other Comprehensive Income in the consolidated statement of financial condition.

  A portion of the GLOBALs effect was, in effect, shifted from the reported earnings to the consolidated statement of financial condition. The purpose of this non-GAAP measure is to report all currency translation gains and losses as if they were included in the consolidated statement of income. This analysis contains certain assumptions about tax rates and should, therefore, be considered an estimate.

        In summary, these two items reduced diluted EPS by approximately $0.95 for the year. The dividend had an estimated $0.71 impact and the U.S. GAAP presentation of currency translation accounted for an estimated $0.24.

        The Company believes that it is appropriate to adjust these non-operating items in the consolidated statement of income in order to achieve a proper representation of the Company's financial performance. For a reconciliation of our U.S. GAAP to non-GAAP results see the 'Supplementary Data' section of Part II, Item 8 "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

Results of Operations

        The tables in the period comparisons below provide summaries of our revenues and expenses. The period-to-period comparisons below of financial results are not necessarily indicative of future results. The following table sets forth our consolidated results of operations for the indicated periods as well as a comparison of results using non-GAAP measures. Non-GAAP measures are used to isolate items that we view as non-operating in nature and are intended to give a clearer presentation of our operating results. For a reconciliation of our U.S. GAAP to non-GAAP results see the 'Supplementary Data'

section of Part II, Item 8 "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

	As Reported Year Ended December 31,			Non-GAAP Year Ended December 31,
	2010	2009	2008	2010	2009	2008
	(in millions)			(in millions)
Revenues:
Trading gains	$368.6	$633.9	$1,304.0	$516.9	$738.6	$1,302.3
Commissions and execution fees	386.8	353.0	359.5	386.8	353.0	359.5
Interest income	172.5	121.6	437.2	172.5	121.6	437.2
Other income	60.4	61.3	81.7	60.4	61.3	81.6

Total revenues	988.3	1,169.8	2,182.4	1,136.6	1,274.5	2,180.6
Interest expense	66.2	69.5	332.0	66.2	69.4	332.0

Total net revenues	922.1	1,100.3	1,850.4	1,070.4	1,205.1	1,848.6

Non-interest expenses:
Execution and clearing	272.6	273.2	322.7	272.6	273.2	322.7
Employee compensation and benefits	200.2	175.8	158.0	190.7	175.8	158.0
Occupancy, depreciation and amortization	37.3	40.4	37.7	37.3	40.3	37.7
Communications	23.5	22.8	18.7	23.5	22.8	18.7
General and administrative	47.7	43.6	63.3	47.7	43.7	63.3

Total non-interest expenses	581.3	555.8	600.4	571.8	555.8	600.4

Income before income taxes	340.8	544.5	1,250.0	498.6	649.3	1,248.2
Income tax expense	60.4	54.4	128.4	59.0	81.5	128.0

Net Income	280.4	490.1	1,121.6	439.6	567.8	1,120.2
Less Income attributable to non-controlling interest(1)	289.7	453.9	1,028.6	408.5	524.5	1,027.4

Net income available for common stockholders	$(9.3)	$36.2	$93.0	$31.1	$43.3	$92.8

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

        The following table sets forth our consolidated results of operations as a percent of our total revenues for the indicated periods:

	As Reported Year Ended December 31,			Non-GAAP Year Ended December 31,
	2010	2009	2008	2010	2009	2008
Revenues:
Trading gains	37.3%	54.2%	59.8%	45.5%	58.0%	59.7%
Commissions and execution fees	39.1%	30.2%	16.5%	34.0%	27.7%	16.5%
Interest income	17.5%	10.4%	20.0%	15.2%	9.5%	20.0%
Other income	6.1%	5.2%	3.7%	5.3%	4.8%	3.7%

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Interest expense	6.7%	5.9%	15.2%	5.8%	5.4%	15.2%

Total net revenues	93.3%	94.1%	84.8%	94.2%	94.6%	84.8%

Non-interest expenses:
Execution and clearing	27.6%	23.4%	14.8%	24.0%	21.4%	14.8%
Employee compensation and benefits	20.3%	15.0%	7.2%	16.8%	13.8%	7.2%
Occupancy, depreciation and amortization	3.8%	3.5%	1.7%	3.3%	3.2%	1.7%
Communications	2.4%	1.9%	0.9%	2.1%	1.8%	0.9%
General and administrative	4.8%	3.7%	2.9%	4.2%	3.4%	2.9%

Total non-interest expenses	58.8%	47.5%	27.5%	50.3%	43.6%	27.5%

Income before income taxes	34.5%	46.5%	57.3%	43.9%	50.9%	57.2%
Income tax expense	6.1%	4.7%	5.9%	5.2%	6.4%	5.9%
Net Income	28.4%	41.9%	51.4%	38.7%	44.6%	51.4%
Less Income attributable to non-controlling interest	29.3%	38.8%	47.1%	35.9%	41.2%	47.1%

Net income available for common stockholders	(0.9)%	3.1%	4.3%	2.7%	3.4%	4.3%

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net Revenues

        Total net revenues for the year ended December 31, 2010 decreased $178.2 million or 16%, to $922.1 million from $1,100.3 million during the year ended December 31, 2009. On a non-GAAP basis, total net revenues for the year ended December 31, 2010 decreased $134.7 million or 11% to $1,070.4 million from $1,205.1 million during the year ended December 31, 2009. Trading volume is an important driver of revenues and costs for both our market making and electronic brokerage segments. During 2010, options and futures contracts and stock shares volume executed by our subsidiaries increased by 6%, 17% and 12% respectively. The increase in contract and share volumes was driven by our brokerage segment which saw increases in options and futures contracts and stock shares volume of 14%, 20% and 33% respectively. This increased volume contributed to an increase of $33.8 million in commissions and execution fees while increased customer cash and margin balances contributed to an increase of $43.1 million in net interest income in that segment. In our market making segment, increased competition from HFT's, contracted bid/offer spreads and losses from foreign currency translation contributed to a decrease of $265.3 million in trading gains.

        Trading Gains.    Overall trading gains for the year ended December 31, 2010 decreased $265.3 million, or 42%, to $368.6 million from $633.9 million for the year ended December 31, 2009. On a non-GAAP basis, trading gains for the year ended December 31, 2010 decreased $221.7 million, or 30% to $516.9 million from $738.6 million for the year ended December 31, 2009. As market makers, we provide liquidity by buying from sellers and selling to buyers. During the year ended December 31, 2010, our market making operations executed 75.2 million trades, a decrease of 20% compared to the number of trades executed in the year ended December 31, 2009. Options and futures contracts increased 1% and 2%, respectively, and stock shares volume decreased by 27% for the year ended December 31, 2010 compared to 2009. The decrease in trading gains was primarily due to tighter bid/offer spreads on exchange listed options versus the previous year, increased competition from high frequency traders and foreign currency fluctuations as explained in the Business Environment section above.

        Included in trading gains are net dividends, net bond trading interest and currency translation gains and losses from market making activities. Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record. When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase stock after the ex-dividend date. Hence, the apparent gains and losses due to these price changes, reflecting the value of dividends paid to shareholders, must be taken together with the dividends paid and received, respectively, in order to accurately reflect the results of our market making operations. As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in foreign currencies. Translation losses of $244.0 million were recognized in the year ended December 31, 2010, primarily from foreign currency balances held by our subsidiaries, compared to translation losses of $8.7 million for the year ended December 31, 2009. Translation gain or loss is reported in accordance with the FASB Codification and does not contain the full translation effects of our policy of maintaining our equity in proportion to the basket of currencies we refer to as the GLOBAL, part of which may be reported as trading gains and part as other comprehensive income, which is reported in the consolidated statement of financial condition. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled "Quantitative and Qualitative Disclosures about Market Risk."

        Commissions and Execution Fees.    Commissions and execution fees for the year ended December 31, 2010 increased $33.8 million, or 10%, to $386.8 million, as compared to the year ended December 31, 2009. The increase was driven by higher overall trade volume from our customers. Volume in options and futures contracts and stock shares increased by 14%, 20% and 33%, respectively, for the year ended December 31, 2010 from 2009. In the second quarter we lowered our commissions for U.S. futures by approximately 10% on an average order, which further helped the growth of our U.S. futures customer business. Total DARTs for cleared and execution-only customers for the year ended December 31, 2010 increased 9% to approximately 379,000, compared to approximately 347,000 during the year ended December 31, 2009. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 9% to approximately 343,000, for the year ended December 31, 2010, compared to approximately 316,000 for the year ended December 31, 2009. The number of customer accounts grew by 18% to approximately 158,000 at December 31, 2010, compared to approximately 134,000 at December 31, 2009. Average commission per DART for cleared customers, for the year ended December 31, 2010, increased by 1% to $4.28, as compared to $4.24 for the year ended December 31, 2009.

        Interest Income and Interest Expense.    Net interest income (interest income less interest expense) for the year ended December 31, 2010 increased $54.2 million, or 104%, to $106.3 million, as compared to the year ended December 31, 2009. Net interest income was derived primarily from the electronic brokerage segment during the year ended December 31, 2010. Net interest earned by electronic brokerage increased $43.1 million, or 78%, to $98.5 million, as compared to the year ended December 31, 2009. Average customer cash balances increased by 46%, to $12.41 billion, and average customer fully secured margin borrowings increased 98%, to $4.91 billion, for the year ended December 31, 2010, as compared to $8.49 billion and $2.48 billion, on average, respectively, for the year ended December 31, 2009. The average Fed Funds effective rate increased 2 basis points to 0.18% for the year ended December 31, 2010 compared to the year ended December 31, 2009. For market making, net interest income increased $11.3 million from the same period last year to $7.5 million. As a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio. When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income. When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income. The relative interest rates during the year ended December 31, 2010 resulted in a mix of positions that produced more interest income and less trading income than in the year ended December 31, 2009. Average securities borrowed decreased by 3%, to $4.86 billion and average securities loaned increased by 78%, to $1.44 billion, for the year ended December 31, 2010.

        Other Income.    Other income, for the year ended December 31, 2010, decreased $0.9 million, or 2%, to $60.4 million, as compared to the year ended December 31, 2009. This decrease was primarily attributable to a $10.8 million decrease in order flow income due to the continued expansion of the penny pricing pilot and increased options volume executed on exchanges using the make-or-take pricing model, where we are paid for providing liquidity and charged for taking liquidity instead of collecting payment for order flow. This decrease was partially offset by an increase of $6.6 million in market data fee income, a result of our expanding customer base.

Non-Interest Expenses

        Non-interest expenses, for the year ended December 31, 2010, increased by $25.5 million, or 5%, to $581.3 million from $555.8 million, during the year ended December 31, 2009. The increase was primarily due to higher employee compensation and benefits costs as well as higher general and administrative expenses. As a percentage of total net revenues, non-interest expenses increased to 63% for the year ended December 31, 2010 from 51% during the same period in 2009.

        Execution and Clearing.    Execution and clearing expenses, for the year ended December 31, 2010, decreased $0.6 million, or less than 1%, to $272.6 million, as compared to the year ended December 31, 2009. Despite higher trading volume in all product classes, the decrease resulted from lower exchange fees at certain U.S. options exchanges with the make-or-take pricing models, offset by an increase in exchange and clearing fees on a 17% rise in futures contract volume traded during the year ended December 31, 2010.

        Employee Compensation and Benefits.    Employee compensation and benefits expenses, for the year ended December 31, 2010, increased by $24.4 million, or 14%, to $200.2 million, as compared to the year ended December 31, 2009. This increase reflects the 8% growth in the average number of employees to 836 for the year ended December 31, 2010, as compared to 777 for the same period in 2009. It also includes a $9.5 million dividend equivalent payment to employees holding unvested shares of IBKR stock in the Company's Stock Incentive Plan, which the Company elected to make in connection to the special dividend paid in December 2010. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. The continued recognition of costs associated with of our stock incentive plan also increased employee compensation and benefits expense. As a percentage of total net revenues and including the special dividend equivalent payment, employee compensation and benefits expenses were 22% and 16%, for the years ended December 31, 2010 and 2009, respectively.

        Occupancy, Depreciation and Amortization.    Occupancy, depreciation and amortization expenses decreased $3.1 million, or 8%, to $37.3 million for the year ended December 31, 2010 from

$40.4 million for the year ended December 31, 2009 primarily due to decreased depreciation and amortization expenses related to capitalized software from one of our subsidiaries which was fully amortized at the end of 2009. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 4% in both of the years ended December 31, 2010 and 2009.

        Communications.    Communications expenses increased $0.7 million, or 3%, to $23.5 million for the year ended December 31, 2010 from $22.8 million for the year ended December 31, 2009. This increase was driven by additional telecommunications bandwidth required to support increased trading volume at electronic exchanges and an expansion in the number of markets in which IBG LLC operates. As a percentage of total net revenues, communications expenses were 3% and 2% for the years ended December 31, 2010 2009, respectively.

        General and Administrative.    General and administrative expenses, for the year ended December 31, 2010, increased $4.1 million, or 9% to $47.7 million, as compared to the year ended December 31, 2009. The increase in general and administrative expenses was attributable to bad debt expense, which was primarily a result of unusual market volatility during the "flash crash" on May 6, 2010.

        Income Tax Expense.    Income tax expense for the year ended December 31, 2010 increased $6.0 million or 11% compared to income tax expense for the year ended December 31, 2009, while income before taxes decreased by $203.7 million or 37% during the same period. The increase in income tax expense is primarily due to the special dividend paid in December 2010. In December 2010, the Company effected a series of dividend payments, including a dividend of $1.79 per share, which was paid to holders of the Company's common stock. On a consolidated reporting basis, the dividends had no effect on the Company's reported income before taxes. However, the U.S. federal income tax liability triggered by the dividends is reported as income tax expense in the consolidated statement of income. On December 21, 2010, Timber Hill Europe (AG) ("THE AG") paid its sole shareholder, IBG LLC, a dividend of $990.3 million. THE AG's pretax earnings had not previously been subject to taxation in the United States. U.S. federal income taxes on the Company's share of this dividend were $40.8 million.

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

        Interest Income and Interest Expense.    Net interest income (interest income less interest expense) for the year ended December 31, 2009 decreased $53.1 million, or 51%, to $52.1 million, as compared to the year ended December 31, 2008. Net interest income was derived entirely from the electronic brokerage segment during the year ended December 31, 2009. For market making, net interest declined $41.3 million from the same period last year to a net expense of $3.8 million. As a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio. When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income. When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income. The relative interest rates during 2009 resulted in a mix of positions that produced more trading income and less interest income. Average securities borrowed decreased by 16%, to $4.98 billion and average securities loaned decreased by 73%, to $0.85 billion, for the year ended December 31, 2009, as market making short stock positions contracted and our strong liquidity position reduced our financing needs in the securities lending markets. Customer cash balances increased by 53%, to $10.59 billion, end-of-period, and customer fully secured margin borrowings increased 108%, to $3.23 billion, end-of-period, at December 31, 2009, as compared to $6.93 billion and $1.55 billion, end-of-period, respectively, at December 31, 2008. Lower interest rates had a negative effect on the net interest income we earned on customer cash balances. The average Fed Funds effective rate dropped approximately 1.76% to 0.16% for the year ended December 31, 2009 as compared to 1.92% for the year ended December 31, 2008. Net interest earned in electronic brokerage decreased $20.7 million, or 27%, to $55.4 million, as compared to the year ended December 31, 2008.

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

Supplemental Information

        The following tables present historical trading volumes for our business. However, volumes are not the only drivers in our business.

TRADE VOLUMES:
(in 000's, except %)

Period	Market Making Trades	% Change	Brokerage Cleared Trades	% Change	Brokerage Non Cleared Trades	% Change	Total Trades	% Change	Avg. Trades per U.S. Trading Day
2006	66,043		51,238		12,828		130,109		518
2007	99,086	50%	72,931	42%	16,638	30%	188,655	45%	752
2008	101,672	3%	120,195	65%	16,966	2%	238,833	27%	944
2009	93,550	(8)%	127,338	6%	13,636	(20)%	234,524	(2)%	934
2010	75,169	(20)%	133,658	5%	18,732	37%	227,559	(3)%	905

CONTRACT AND SHARE VOLUMES:
(in 000's, except %)

TOTAL

Period	Options (contracts)	% Change	Futures* (contracts)	% Change	Stocks (shares)	% Change
2006	563,623		62,419		34,493,410
2007	673,144	19%	83,134	33%	47,324,798	37%
2008	757,732	13%	108,984	31%	55,845,428	18%
2009	643,380	(15)%	82,345	(24)%	75,449,891	35%
2010	678,856	6%	96,193	17%	84,469,874	12%

MARKET MAKING

Period	Options (contracts)	% Change	Futures* (contracts)	% Change	Stocks (shares)	% Change
2006	371,929		14,818		21,180,377
2007	447,905	20%	14,520	(2)%	24,558,314	16%
2008**	514,629	15%	21,544	48%	26,008,433	6%
2009**	428,810	(17)%	15,122	(30)%	26,205,229	1%
2010**	435,184	1%	15,371	2%	19,165,000	(27)%

BROKERAGE TOTAL

Period	Options (contracts)	% Change	Futures* (contracts)	% Change	Stocks (shares)	% Change
2006	191,694		47,601		13,313,033
2007	225,239	17%	68,614	44%	22,766,484	71%
2008	243,103	8%	87,440	27%	29,836,995	31%
2009	214,570	(12)%	67,223	(23)%	49,244,662	65%
2010	243,672	14%	80,822	20%	65,304,874	33%

*
Includes options on futures

**
In Brazil, an equity option contract typically represents 1 share of the underlying stock; however, the typical minimum trading quantity is 100 contracts. To make a fair comparison to volume at other exchanges, we have adopted a policy of reporting Brazilian equity options contracts divided by their trading quantity of 100.

CONTRACT AND SHARE VOLUMES—Continued:
(in 000's, except %)

BROKERAGE CLEARED

Period	Options (contracts)	% Change	Futures* (contracts)	% Change	Stocks (shares)	% Change
2006	32,384		45,351		12,492,870
2007	51,586	59%	66,278	46%	20,353,584	63%
2008	77,207	50%	85,599	29%	26,334,752	29%
2009	93,868	22%	66,241	(23)%	46,627,344	77%
2010	103,054	10%	79,144	19%	62,077,741	33%

*
Includes options on futures

BROKERAGE STATISTICS:
 (in 000's, except % and where noted)

	4Q2010	4Q2009	% Change
Total Accounts	158	134	18%
Customer Equity (in billions)*	$22.1	$15.2	45%
Cleared DARTs	337	309	9%
Total Customer DARTs	373	346	8%
(in $'s, except DART per account)
Commission per DART	$4.35	$4.36	0%
DART per Avg. Account (Annualized)	550	597	(8)%
Net Revenue per Avg. Account (Annualized)	$3,569	$3,529	1%

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

Market Making

        The following table sets forth the results of our market making operations for the indicated periods:

	As Reported Year Ended December 31,			Non-GAAP Year Ended December 31,
	2010	2009	2008	2010	2009	2008
	(in millions)			(in millions)
Revenues:
Trading gains	$358.4	$621.5	$1,277.0	$506.8	$726.3	$1,275.3
Interest income	57.5	62.5	244.6	57.5	62.5	244.6
Other income	13.3	8.7	29.0	13.3	8.7	29.0

Total revenues	429.2	692.7	1,550.6	577.6	797.5	1,548.9
Interest expense	50.0	66.3	207.1	50.0	66.3	207.1

Total net revenues	379.2	626.4	1,343.5	527.6	731.2	1,341.8

Non-interest expenses:
Execution and clearing	144.8	165.2	195.3	144.8	165.2	195.3
Employee compensation and benefits	70.3	65.3	59.8	70.3	65.3	59.8
Occupancy, depreciation and amortization	10.1	10.5	9.6	10.1	10.5	9.7
Communications	12.6	12.5	10.5	12.6	12.5	10.4
General and administrative	51.9	42.1	40.7	51.9	42.1	40.7

Total non-interest expenses	289.7	295.6	315.9	289.7	295.6	315.9

Income before income taxes	$89.5	$330.8	$1,027.6	$237.9	$435.6	$1,025.9

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

        Market making total net revenues for the year ended December 31, 2010 decreased $247.2 million, or 39%, to $379.2 million, from $626.4 million during the year ended December 31, 2009. On a non-GAAP basis, market making total net revenues for the year ended December 31, 2010 decreased $203.6 million or 28% to $527.6, from $731.2 million during the year ended December 31, 2009. Trading gains for the year ended December 31, 2010 decreased $263.1 million, or 42%, primarily due to tighter bid/offer spreads on exchange-traded options and low levels of volatility during the year ended December 31, 2010. On a non-GAAP basis, trading gains for the year ended December 31, 2010 decreased $219.5 million, or 30% to $506.8 million, from $726.3 million during the year ended December 31, 2009. Market making futures and options contract volume increased 2% and 1% respectively and stock share volume decreased 27%, in the year ended December 31, 2010 as compared to the same period in 2009. In 2010 we began selectively to pare down trading in less profitable products. Trading gains also include translation gains and losses. Translation losses, for the year ended December 31, 2010 were $243.9 million as compared to translation losses of $8.4 million, for the year ended December 31, 2009. Translation gain or loss is reported in accordance with the FASB Codification and does not contain the full translation effects of our policy of maintaining our equity in proportion to the basket of currencies we refer to as the GLOBAL, part of which may be reported as trading gains and part as Other Comprehensive Income, which is reported in the Statement of Financial Condition. A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Annual Report on Form 10-K entitled "Quantitative and Qualitative Disclosures about Market Risk." Net interest income for the year ended December 31, 2010 increased by $11.3 million to $7.5 million. As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets. In the year ended December 31, 2010, these factors produced more interest income and less trading gains than in 2009.

        Market making non-interest expenses for the year ended December 31, 2010 decreased $5.9 million, or 2%, as compared to the year ended December 31, 2009. The decrease primarily resulted from a $20.4 million decrease in execution and clearing fees, partially offset by a $9.8 million increase in general and administrative fees and a $5.0 million increase in employee compensation and benefits expenses during the year ended December 31, 2010 compared to 2009. Within execution and clearing fees, exchange order flow expenses decreased $15.9 million during the year ended December 31, 2010 compared to the same period in 2009. This decrease was driven by a greater proportion of our U.S. options volume executed on exchanges with make-or-take pricing, which do not collect payment for order flow. The increase in general and administrative fees was largely a result of a $7.8 million increase in administrative and consulting fees during the year ended December 31, 2010 compared to the same period in 2009. Employee compensation expenses increased as a result of a $2.2 million increase in expenses related to our employee stock incentive plan and a $6.1 million increase in expenses related to salaries and bonuses. As a percentage of total net revenues, market making non-interest expenses increased to 76% from 47% for the year ended December 31, 2010 and 2009, respectively.

        Market making income before income taxes decreased $241.3 million, or 73%, to $89.5 million for the year ended December 31, 2010 from $330.8 million for the year ended December 31, 2009. As a percentage of total net revenues for the market making segment, income before income taxes were 24% and 53% for the years ended December 31, 2010 and 2009, respectively. On a non-GAAP basis, market making income before income taxes for the year ended December 31, 2010 decreased $197.7 million, or 45%, to $237.9 million from $435.6 million for the year ended December 31, 2009.

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

        Market making non-interest expenses for the year ended December 31, 2009 decreased $20.3 million, or 6%, as compared to the year ended December 31, 2008. This change was driven by a $30.1 million decrease in execution and clearing costs, which reflects lower options and futures volume and liquidity rebates on stock trading. For the year ended December 31, 2009 options and futures contract volumes decreased by 17% and 30%, respectively, as compared to the year ended December 31, 2008. Stock share volume rose a modest 1% compared to the year ended December 31, 2008. As a percentage of total net revenues, market making non-interest expenses increased to 47% from 24% for the years ended December 31, 2009 and 2008.

        Market making income before income taxes decreased $696.8 million, or 68%, to $330.8 million for the year ended December 31, 2009 from $1,027.6 million for the year ended December 31, 2008. As a percentage of total net revenues for the market making segment, income before income taxes were 53% and 77% for the years ended December 31, 2009 and 2008, respectively.

Electronic Brokerage

        The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Revenues:
Commissions and execution fees	$386.8	$353.0	$359.5
Interest income	119.1	66.5	206.4
Other income	62.0	66.0	70.2

Total revenues	567.9	485.5	636.1
Interest expense	20.6	11.1	130.3

Total net revenues	547.3	474.4	505.8

Non-interest expenses:
Execution and clearing	127.5	108.6	129.2
Employee compensation and benefits	56.8	51.0	47.8
Occupancy, depreciation and amortization	13.6	17.3	16.5
Communications	10.7	10.2	8.2
General and administrative	63.9	56.1	80.1

Total non-interest expenses	272.5	243.2	281.8

Income before income taxes	$274.8	$231.2	$224.0

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

        Electronic brokerage total net revenues for the year ended December 31, 2010 increased $72.9 million, or 15%, to $547.3 million, from $474.4 million during the year ended December 31, 2009, primarily due to higher commission and execution fees and an increase in net interest income. Commission and execution fees increased $33.8 million, or 10%, and net interest income increased $43.1 million, or 78%, for the year ended December 31, 2010 compared to the same period in 2009. The increase in net interest income was attributable to an increase of $3.92 billion in average customer cash balances and an increase of $2.44 billion in average fully secured margin borrowings. Contributing to the increase in net interest income, the average Fed Funds effective rate increased approximately 2 basis points to 0.18% for the year ended December 31, 2010 as compared to 0.16% for the year ended December 31, 2009. The increase in commission and execution fees is mainly due to increased customer trading volume. Volume in options and futures contracts and stock shares increased by 14%, 20% and 33%, respectively, for the year ended December 31, 2010 from the same period in 2009. Total DARTs from cleared and execution-only customers for the year ended December 31, 2010 increased 9% to approximately 379,000, compared to approximately 347,000 during the year ended December 31, 2009. DARTs from cleared customers for the year ended December 31, 2010 increased 9% to approximately 343,000, compared to approximately 316,000 during the year ended December 31, 2009. Total customer equity grew by 45% to $22.1 billion at December 31, 2010, from $15.2 billion at December 31, 2009. The number of customer accounts grew 18% from December 31, 2009 to approximately 158,000.

        Electronic brokerage non-interest expenses for the year ended December 31, 2010 increased $29.3 million, or 12%, as compared to the year ended December 31, 2009. Within non-interest expenses, execution and clearing expenses increased by $18.9 million, driven by a 20% increase in customer futures trading volume, as well as increases in fees charged by certain U.S. options exchanges, resulting from a greater proportion of make-or-take volume, where we are charged for taking liquidity. Employee compensation and benefits expenses increased by $5.8 million, or 11% during the year ended December 31, 2010 compared to 2009. General and administrative expenses increased $7.8 million as bad debt expense increased $3.1 million during the year ended December 31, 2010 compared to 2009. As a percentage of total net revenues, non-interest expenses decreased to 50% from 51% for the year ended December 31, 2010 as compared to 2009.

        Electronic brokerage income before income taxes increased $43.6 million, or 19%, to $274.8 million for the year ended December 31, 2010 from $231.2 million for the year ended December 31, 2009. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 50% and 49% for the years ended December 31, 2010 and 2009, respectively.

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

Liquidity and Capital Resources

        We maintain a highly liquid balance sheet. The majority of our assets consist of exchange-listed marketable securities inventories, which are marked-to-market daily, investment of customer funds and collateralized receivables arising from customer-related and proprietary securities transactions. Collateralized receivables consist primarily of customer margin loans, securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, securities purchased under agreements to resell. At December 31, 2010, total assets were $28.50 billion of which approximately $28.03 billion, or 98% were considered liquid.

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

        In order to provide additional liquidity and to further increase our regulatory capital reserves, we issue senior notes and we maintain a committed senior secured revolving credit facility from a syndicate of banks (see "Principal Indebtedness" below). As of December 31, 2010, borrowings under these facilities totaled $294.6 million, which represented 7% of the Company's total capitalization. Liability balances in connection with our short-term borrowings and senior notes payable approximated their respective average monthly balances during the year ended December 31, 2010. Liability balances in connection with our payables to customers and securities loaned as of December 31, 2010 exceeded their respective average monthly balances during the year ended December 31, 2010. Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our future liquidity needs for more than the next twelve months.

        Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. The consolidated equity decreased 14% from $4.88 billion at December 31, 2009 to $4.22 billion at December 31, 2010, which is attributable to the, approximately $1 billion special dividend paid in December of 2010, partially offset by total comprehensive income for 2010. The amounts presented at December 31, 2009 and 2010 include non-controlling interests as prescribed by ASC 810.

Cash Flows

        The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Cash provided by operating activities	$1,693.4	$150.7	$2,092.3
Cash used in investing activities	(17.3)	(27.5)	(20.2)
Cash used in financing activities	(1,174.8)	(290.5)	(1,598.2)
Effect of exchange rate changes on cash and cash equivalents	46.4	30.4	(52.2)

Increase (decrease) in cash and cash equivalents	$547.7	$(136.9)	$421.7

        Our cash flows from operating activities are largely a reflection of the size and composition of trading positions held by our market making subsidiaries, and of the changes in customer cash and margin debit balances in our electronic brokerage business. Our cash flows from investing activities are primarily related to capitalized internal software development, purchases and sales of memberships at exchanges where we trade and strategic investments where such investments will enable us to offer better execution alternatives to our current and prospective customers, or create new opportunities for ourselves as market makers or where we can influence exchanges to provide competing products at better prices using sophisticated technology. Our cash flows from financing activities are comprised of short-term borrowings, long-term borrowings and capital transactions. Short-term borrowings from banks are part of our daily cash management in support of operating activities. Other borrowings provide us with flexible sources of excess liquidity and regulatory capital. These borrowings include senior notes issued in private placements to certain qualified customers of IB LLC and a committed two-year $100.0 million senior secured revolving credit facility, from a syndicate of banks. This facility was entered into in May 2010 and replaced a one-year $100.0 million facility that expired at the same time. Capital transactions consist primarily of the approximately $1 billion special dividend in December 2010.

        Year Ended December 31, 2010:    Our cash and cash equivalents increased by $547.7 million to $1,354.2 million at the end of 2010. We raised $1,693.4 million in net cash from operating activities. We used net cash of $17.3 million in our investing and $1,174.8 million in our financing activities primarily due to dividends paid to public shareholders and to IBG Holdings LLC and redemption of member interests from IBG Holdings LLC.

        Year Ended December 31, 2009:    Our cash and cash equivalents decreased by $136.9 million to $806.6 million at the end of 2009. We raised $150.7 million in net cash from operating activities. We used net cash of $318.0 million in our investing and financing activities primarily due to repayments on our senior secured revolving credit facility and dividends paid to and redemption of member interests from IBG Holdings LLC.

        Year Ended December 31, 2008:    Our cash and cash equivalents increased by $421.7 million to $943.5 million at the end of 2008. We raised net cash of $2.07 billion in our operating and investing activities primarily from net income, including minority interest, and reducing trading positions during the year. We used $1.60 billion in net cash in financing activities primarily from the reduction of short-term borrowings, payment of dividends to and redemption of member interests from IBG Holdings LLC.

Regulatory Capital Requirements

        Our principal operating subsidiaries are subject to separate regulation and capital requirements in the United States and other jurisdictions. TH LLC and IB LLC are registered U.S. broker-dealers and futures commission merchants, and their primary regulators include the SEC, the Commodity Futures Trading Commission, the Chicago Board Options Exchange, the Chicago Mercantile Exchange, the Financial Industry Regulatory Authority and the National Futures Association. THE is registered to do business in Switzerland as a securities dealer and is regulated by the Swiss Federal Banking Commission. IBUK is subject to regulation by the U.K. Financial Services Authority. Our various other operating subsidiaries are similarly regulated. See the notes to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding our regulated subsidiaries.

        At December 31, 2010, aggregate excess regulatory capital for all of the operating companies was $2.75 billion.

Principal Indebtedness

        IBG LLC is the borrower under a $100.0 million senior secured revolving credit facility, which had a $100.0 million outstanding balance as of December 31, 2010, and is the issuer of senior notes, of which $194.6 million were outstanding as of December 31, 2010.

Senior Secured Revolving Credit Facility

        On May 18, 2010, IBG LLC entered into a new $100 million two-year senior secured revolving credit facility with a syndicate of banks. IBG LLC is the sole borrower under this credit facility, which is required to be guaranteed by IBG LLC's domestic non-regulated subsidiaries (currently there are no such entities). The facility's interest rate is indexed to the LIBOR rate for the relevant term, at the borrower's option, and is secured by a first priority interest in all of the capital stock of each entity owned directly by IBG LLC (subject to customary limitations with respect to foreign subsidiaries). The facility may be used to finance working capital needs and general corporate purposes. The financial covenants contained in this credit facility are as follows:

  •
  minimum consolidated shareholders' equity, as defined, of $3.6 billion, with quarterly increases equal to 25% of positive consolidated income;

  •
  maximum total debt to capitalization ratio of 30%;

  •
  minimum liquidity ratio of 1.0 to 1.0; and

  •
  maximum total debt to net regulatory capital ratio of 35%.

        At maturity, subject to meeting certain terms of the facility, IBG LLC will have an option to convert the facility to a one-year term loan. As of December 31, 2010, $100 million in borrowings were outstanding under this credit facility and IBG LLC was in compliance with all of the covenants. These borrowings were repaid in full on January 18, 2011. This credit facility replaced a $100 million senior secured revolving credit facility that expired on May 19, 2010.

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

        Total senior notes outstanding at December 31, 2010 were $194.6 million, with $46.9 million being 7% notes and $147.7 million being 5% notes. Senior notes outstanding at December 31, 2009 of $205.8 million all carried a 7% per annum rate. During the period from January 1 through December 31, 2010, total senior notes issued were $602.0 million, and senior notes redeemed totaled $613.2 million.

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

Capital Expenditures

        Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware. These expenditure items are reported as property and equipment. Capital expenditures for property and equipment were approximately $18.1, $18.5 and $26.7 million for the three years ended December 31, 2010, 2009 and 2008, respectively. We anticipate that our 2011 gross capital expenditures will be at a similar level, including costs related to expansion of our data center and backup facilities. We expect our future capital expenditures to rise as we continue our focus on technology infrastructure initiatives in order to further enhance our competitive position. We anticipate that we will fund capital expenditures with cash from operations and cash on hand. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any strategic acquisitions, we may incur additional capital expenditures.

Contractual Obligations Summary

        Our contractual obligations principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2010.

	Payments Due by Year
	Total	2011-2012	2013-2014	Thereafter
	(Dollars in Millions)
Senior Notes	$194.6	$194.6	$—	$—
Interest payments on senior notes(1)	13.0	13.0	—	—
Senior secured revolving credit facility	100.0	100.0	—	—
Interest payments on senior secured revolving credit facility(1)	0.6	0.6	—	—
Operating leases	45.6	21.4	13.6	10.6

Total contractual cash obligations	$353.8	$329.6	$13.6	$10.6

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

Strategic Investments and Acquisitions

        We periodically engage in evaluations of potential strategic investments and acquisitions. The Company holds strategic investments in electronic trading exchanges including: Boston Options Exchange, LLC, OneChicago LLC and CBOE Stock Exchange, LLC. During 2009, the Company made investments in Quadriserv Inc., an electronic securities lending platform provider and Factor Advisors, LLC, an Exchange Traded Funds ("ETF") issuer. In 2009, as a result of a recapitalization transaction and the sale of assets, the Company recorded a permanent impairment loss of $6.4 million on its loans to and warrants to purchase approximately 25.86% of W.R. Hambrecht + Co. Inc., reducing the book value of these investments to $-0-. See Note 7 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

        We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own. At December 31, 2010, there were no definitive agreements with respect to any material acquisition.

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

Critical Accounting Policies

Valuation of Financial Instruments

        Due to the nature of our operations, substantially all of our financial instrument assets, comprised of securities owned, securities purchased under agreements to resell, securities borrowed and receivables from brokers, dealers and clearing organizations are carried at fair value based on published market prices and are marked to market daily, or are assets which are short-term in nature (such as U.S. government treasury bills or spot foreign exchange) and are reflected at amounts approximating fair value. Similarly, all of our financial instrument liabilities that arise from securities sold but not yet purchased, securities sold under agreements to repurchase, securities loaned and payables to brokers, dealers and clearing organizations are short-term in nature and are reported at quoted market prices or at amounts approximating fair value. Our long and short positions are valued at either the last consolidated trade price or the last consolidated bid/offer mid-point (where applicable) at the close of regular trading hours, in their respective markets. Given that we manage a globally integrated market making portfolio, we have large and substantially offsetting positions in securities and commodities that trade on different exchanges that close at different times of the trading day. As a result, there may be large and anomalous swings in the value of our positions daily and, accordingly, in our earnings in any period. This is especially true on the last business day of each calendar quarter, although such swings tend to come back into equilibrium on the first business day of the succeeding calendar quarter.

Contingencies

        Our policy is to estimate and accrue for potential losses that may arise out of litigation and regulatory proceedings, to the extent that such losses are probable and can be estimated, in accordance with ASC 450, Contingencies. Potential losses that might arise out of tax audits, to the extent that such losses are "more likely than not," would be estimated and accrued in accordance with ASC 740-10. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience with and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred.

        We have been from time to time subject to certain pending and legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred. As of December 31, 2010, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period. As of December 31, 2010 and 2009, reserves provided for potential losses related to litigation matters were not material.

Use of Estimates

        The preparation of financial statements in conformity with the Codification requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and accompanying notes. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ materially from those estimates. Such estimates include the estimated value of investments accounted for under the equity method of accounting, the estimated useful lives of property and equipment, including capitalized internally developed software, the allowance for doubtful accounts, compensation accruals, tax liabilities and estimated contingency reserves.

Recent Accounting Pronouncements

        Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates ("ASU's") as the means to add to or delete from, or otherwise amend the ASC. In 2010 and 2011, prior to the issuance of the Company's consolidated financial statements, ASU's 2010-1 through ASU 2010-29 and ASU 2011-01 were issued. Following is a summary of recently issued ASU's that may affect the Company's consolidated financial statements:

	Affects	Status
ASU 2009-13	Multiple Deliverable Revenue Arrangements—Amends ASC 605-25	Fiscal years beginning on or after June 15, 2010, early adoption permitted
ASU 2009-14
	Certain Revenue Arrangements That Include Software Elements—Amends ASC985-605 and 985-605-13 to exclude from their scope tangible products that contain software and non-software components that function together to deliver the products essential functionality	Fiscal years beginning on or after June 15, 2010, early adoption permitted
ASU 2009-15	Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing	Periods beginning on or after December 15, 2009
ASU 2009-16	Transfers and Servicing: Accounting or Transfers of Financial Assets—Amends ASC 860—eliminates exceptions for qualifying special purpose entities and for certain mortgage securitizations	Periods beginning after November 15, 2009
ASU 2009-17	Improvements to Financial Reporting by Enterprises Involved with Variable Interest Enterprises—Amends ASC 810 for the issuance of SFAS No. 167	Periods beginning on or after December 15, 2009
ASU 2010-09	Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements	Effective on issuance
ASU 2010-11	Derivatives and Hedging (Topic 815)—Scope Exception related to Embedded Credit Derivatives	First fiscal quarter beginning after June 15, 2010, early adoption permitted at the beginning of the first fiscal quarter after issuance.
ASU 2010-12	Income Taxes (Topic 740)—Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts	Effective on issuance.
ASU 2010-13	Compensation—Stock Compensation (Topic 718)—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early application is permitted.
ASU 2010-20	Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses	Periods ending on or after December 15, 2010.

	Affects	Status
ASU 2010-21	Accounting for Technical Amendments to Various SEC Rules and Schedules—Amendments to SEC Paragraphs Pursuant to Release No. 33-9026	Effective on Issuance.
ASU 2010-22	Accounting for Various Topics—Technical Corrections to SEC Paragraphs	Effective on Issuance.

        Adoption of those ASU's that became effective during 2009, 2010 and in 2011, prior to the issuance of the Company's consolidated financial statements, did not have a material effect on those financial statements. Management is assessing the potential impact on the Company's financial statements of adopting ASU's that will become effective in the future.

ASC/IFRS Convergence

        In February 2010, the SEC issued "Commission Statement in Support of Convergence and Global Accounting Standards", a formal statement updating the status of its November 2008 "Roadmap for the Potential Use of Financial Statements Prepared in Accordance with International Financial Reporting Standards by U.S. Issuers" ("IFRS Roadmap"). The statement supported convergence of accounting standards and the development of a single set of global accounting standards. As directed in this statement, the SEC staff issued "Work Plan for the Consideration of Incorporating International Financial Reporting Standards into the Financial Reporting System for U.S. Issuers" (the "Work Plan") in May 2010. The Work Plan is expected to provide the SEC with information to be able to conclude whether IFRS should be adopted for U.S. registrants. While neither the February statement nor the Work Plan define a certain date for adoption of IFRS, both documents stated an expectation that a decision on whether the SEC would mandate adoption of IFRS is expected to be made in 2011. If a decision to adopt IFRS is made at that point in time, initial adoption for U.S. registrants would be approximately December 31, 2015 or 2016, with a transition date of either January 1, 2013 or 2014 for the initial three year retrospective comparative reporting period. Certain of the non-U.S. Operating Companies currently report or will be required to report their separate company financial statements under IFRS, as adopted in their local jurisdictions, as of December 31, 2010 or in the future. Management continues to assess the potential impact of adopting IFRS on the Company's consolidated financial statements.

Other

        ASC 860, Transfers and Servicing, incorporates former SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB No. 140, was issued in June 2009 and became effective for interim and annual periods beginning after January 1, 2010. These provisions of ASC 860 require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. The concept of a "qualifying special-purpose entity" ("SPE") was eliminated under these provisions of ASC 860, which also changed the requirements for derecognizing financial assets and requires additional disclosures. Adoption of these provisions did not have a material effect on the Company's consolidated financial statements.

        ASC 810, Consolidations, incorporates former SFAS No. 167, Amendments to FASB Interpretation No. 46(R). These pending provisions of ASC 810 revise former FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) and therefore should be consolidated. Consolidation of Variable Interest Entities ("VIE's") would be based on the target entity's purpose and design as well as the reporting entity's ability to direct the target's activities, among other criteria. SFAS No. 167 was issued in June 2009 and became effective for interim and annual periods beginning after January 1, 2010. Adoption of these provisions did not have a material effect on the Company's consolidated financial statements.

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

  •
  THE's net worth is carried on THE's books in Swiss francs in accordance with Swiss accounting standards. At the end of each accounting period, THE's net worth is translated at the then prevailing exchange rate into U.S. dollars and the resulting gain or loss is reported in our consolidated statement of financial condition as "other comprehensive income," ("OCI") which is neither an income nor an expense item in our statement of income, in accordance with U.S. GAAP. To a smaller extent, OCI is also produced by our other non-U.S. subsidiaries.

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

        Because we actively manage our global currency exposure by maintaining our equity in GLOBALs, we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company. Approximately half of our equity is denominated in currencies other than U.S. Dollars.

Interest Rate Risk

        We had $100.0 million in variable-rate debt outstanding at December 31, 2010. These debt obligations are subject to fluctuations in interest rates at the end of each borrowing term, which impact the amount of interest we must pay. If the debt were to remain at this level and variable interest rates were to increase by 1.0% per annum, the annual impact to our net income from debt obligations of this amount would be a reduction of $1.0 million. Under our senior secured revolving credit facility, we have the ability to choose borrowing tenors from overnight to twelve months, which permits us to minimize the risk of interest rate fluctuations.

        We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies. In a normal rate environment, we typically invest a portion of these funds in U.S. government treasury securities with maturities of up to three months. Under these circumstances, if interest rates were to increase rapidly and substantially, in increments that were not reflected in the yields on these treasury securities, our net interest income from customer deposits would decrease. Based upon investments outstanding at December 31, 2010, we had minimal exposure of this nature.

        We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Due to a currently low rate environment, a decrease of U.S. benchmark interest rates to zero, or roughly 0.18%, would reduce our net interest income by approximately $2.1 million on an annualized basis.

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

        We expect this kind of exposure to increase with growth in our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2010, we had $6.97 billion in margin credit extended to our customers. The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers' positions if their equity falls below required margin requirements.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements Introductory Note

        Interactive Brokers Group, Inc. ("IBG, Inc." or the "Company") is a holding company whose primary asset is its ownership of approximately 10.8% of the membership interests of IBG LLC (the "Group"). See Notes 1 and 4 to the consolidated financial statements for further discussion of the Company's capital and ownership structure.

        We are an automated global electronic market maker and broker specializing in routing orders and executing and processing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 90 electronic exchanges and trading venues around the world. In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut and from Chicago, Illinois and Jersey City, New Jersey. Abroad, we conduct business through offices located in Canada, England, Switzerland, Hong Kong, India, Australia and Japan. At December 31, 2010 we had 857 employees worldwide.

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which SFAS is now a sub-topic within FASB Accounting Standards Codification (the "Codification" or "ASC"), 810, Consolidation (Note 2). Adoption of ASC 810 as of January 1, 2009 required the Company to report non-controlling interests in subsidiaries (formerly reported as "minority interests") as a separate component of equity in the current period and had the retrospective effect of increasing reported equity by $3.89 billion as of December 31, 2008. ASC 810 also required changes in presentation and retrospective disclosure of non-controlling interests in the statements of income, of cash flows and of changes in equity for all periods presented. Accordingly, the accompanying consolidated financial statements are presented as if ASC 810 had been applicable historically. The reclassifications made to prior periods had no effect on previously reported results of operations or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interactive Brokers Group, Inc.
Greenwich, CT

        We have audited the accompanying consolidated statements of financial condition of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Interactive Brokers Group, Inc. and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
February 28, 2011

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
(in thousands, except share data)	2010	2009
Assets
Cash and cash equivalents	$1,354,219	$806,560
Cash and securities—segregated for regulatory purposes	7,888,093	6,728,936
Securities borrowed	3,292,345	5,063,026
Securities purchased under agreements to resell	336,299	413,005
Trading assets, at fair value:
Financial instruments owned	5,420,929	7,809,944
Financial instruments owned and pledged as collateral	2,001,488	1,534,038

	7,422,417	9,343,982

Other receivables:
Customers, less allowance for doubtful accounts of $17,871 and $16,637 at December 31, 2010 and 2009	6,973,033	3,239,625
Brokers, dealers and clearing organizations	732,869	493,063
Receivable from affiliate	1,185	1,160
Interest	18,502	14,720

	7,725,589	3,748,568

Other assets	479,806	501,474

Total assets	$28,498,768	$26,605,551

Liabilities and equity
Liabilities:
Trading liabilities—financial instruments sold but not yet purchased, at fair value	$6,125,224	$8,763,201
Securities loaned	1,659,611	1,133,658
Short-term borrowings	187,380	320,803
Other payables:
Customers	15,060,479	10,587,701
Brokers, dealers and clearing organizations	248,685	164,523
Payable to affiliate	284,860	298,982
Accounts payable, accrued expenses and other liabilities	409,757	244,715
Interest	7,682	9,060

	16,011,463	11,304,981

Senior notes payable	194,603	205,777
Senior secured credit facility	100,000	—

	24,278,281	21,728,420

Commitments, contingencies and guarantees
Equity:
Stockholders' equity:
Common stock, $0.01 par value per share:
Class A—Authorized—1,000,000,000, Issued—50,298,024 and 47,784,286, Outstanding—42,231,551 and 41,216,779 shares at December 31, 2010 and 2009	503	478
Class B—Authorized, Issued and Outstanding—100 shares at December 31, 2010 and 2009	—	—
Additional paid-in capital	535,630	528,586
Retained earnings	92,504	177,409
Accumulated other comprehensive income, net of income taxes of $12,284 and $10,914 at December 31, 2010 and 2009	21,137	10,914
Treasury stock, at cost, 8,066,473 and 6,567,507 shares at December 31, 2010 and 2009	(161,947)	(142,441)

Total stockholders' equity	487,827	574,946
Non-controlling interests	3,732,660	4,302,185

Total equity	4,220,487	4,877,131

Total liabilities and stockholders' equity	$28,498,768	$26,605,551

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Income

Three Years Ended December 31, 2010

(in thousands, except for shares or per share amounts)	2010	2009	2008
Revenues:
Trading gains	$368,634	$633,865	$1,303,994
Commissions and execution fees	386,765	353,030	359,529
Interest income	172,504	121,618	437,172
Other income	60,414	61,260	81,630

Total revenues	988,317	1,169,773	2,182,325
Interest expense	66,209	69,433	331,968

Total net revenues	922,108	1,100,340	1,850,357

Non-interest expenses:
Execution and clearing	272,608	273,203	322,746
Employee compensation and benefits	200,155	175,827	158,018
Occupancy, depreciation and amortization	37,336	40,340	37,663
Communications	23,488	22,789	18,650
General and administrative	47,702	43,688	63,308

Total non-interest expenses	581,289	555,847	600,385

Income before income taxes	340,819	544,493	1,249,972
Income tax expense	60,413	54,379	128,371

Net income	280,406	490,114	1,121,601
Less net income attributable to non-controlling interests	289,722	453,912	1,028,554

Net income (loss) available for common stockholders	$(9,316)	$36,202	$93,047

Earnings per share:
Basic	$(0.22)	$0.88	$2.30

Diluted	$(0.22)	$0.87	$2.24

Weighted average common shares outstanding:
Basic	41,870,926	40,973,290	40,434,273

Diluted	42,498,705	41,799,489	41,461,018

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income	$280,406	$490,114	$1,121,601
Adjustments to reconcile net income to net cash provided by operating activities:
Translation losses—(2008, as adjusted)	254,615	10,555	59,201
Deferred income taxes	5,996	(22,073)	50,099
Depreciation and amortization	18,702	21,074	17,897
Employee stock plan compensation	38,296	33,192	25,921
Losses on non-trading investments, net	3,383	8,939	14,107
Bad debt expense and other	2,571	(559)	20,287
Change in operating assets and liabilities (2008, as adjusted):
Increase in cash and securities—segregated for regulatory purposes	(977,661)	(1,608,806)	(69,148)
Decrease in securities borrowed	1,759,236	855,874	956,426
Decrease (increase) in securities purchased under agreements to resell	(105,026)	174,821	(371,111)
Decrease in trading assets	1,873,475	1,810,626	5,764,571
Decrease (increase) in receivables from customers	(3,736,448)	(1,618,959)	295,559
Decrease (increase) in other receivables	(252,147)	2,053,253	26,138
Decrease in other assets	13,694	1,024	12,343
Decrease in trading liabilities	(2,672,066)	(4,683,259)	(820,817)
Increase (decrease) in securities loaned	520,549	479,335	(4,310,029)
Increase (decrease) in payable to customers	4,465,272	3,656,289	(698,735)
Increase (decrease) in other payables	200,497	(1,510,787)	(1,986)

Net cash provided by operating activities	1,693,344	150,653	2,092,324

Cash flows from investing activities:
(Purchase) sale of investments	817	(11,300)	5,866
Distributions received from equity investment	—	2,292	635
Purchase of property and equipment	(18,108)	(18,492)	(26,695)

Net cash used in investing activities	(17,291)	(27,500)	(20,194)

Cash flows from financing activities:
Redemption of member interests from IBG Holdings LLC	(27,204)	(14,738)	(72,015)
Redemption of former member interest	(1,226)	(164)	(3,986)
Reduction in non-controlling interest in subsidiary	—	22	—
Repurchase of Class A Common Stock	—	—	(866)
Dividends paid to shareholders	(75,589)	—	—
Dividends paid to non-controlling interests	(999,171)	(124,757)	(222,776)
Issuances of senior notes	601,980	508,116	474,566
Redemptions of senior notes	(613,154)	(445,393)	(491,968)
Borrowings under senior secured credit facility	100,000	800	550,000
Repayments of senior secured credit facility	—	(300,800)	(550,000)
(Decrease) increase in short-term borrowings, net	(160,445)	86,464	(1,281,108)

Net cash used in financing activities	(1,174,809)	(290,450)	(1,598,153)

Effect of exchange rate changes on cash and cash equivalents	46,415	30,360	(52,256)

Net increase (decrease) in cash and cash equivalents	547,659	(136,937)	421,721
Cash and cash equivalents at beginning of period	806,560	943,497	521,776

Cash and cash equivalents at end of period	$1,354,219	$806,560	$943,497

Supplemental disclosures of cash flow information:
Cash paid for interest	$67,587	$76,507	$368,968

Cash paid for taxes	$85,047	$102,809	$83,319

Non-cash financing activities:
Adjustments to Additional Paid in Capital for changes in proportionate ownership in IBG LLC	$(36,047)	$—	$—

Adjustments to Non-Controlling Interests for changes in proportionate ownership in IBG LLC	$36,047	$—	$—

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

Three years ended December 31, 2010

	Common Stock
						Accumulated Other Comprehensive Income
(in thousands, except for share amounts)	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings		Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2007	40,143,860	$433	$450,667	$(94,966)	$48,160	$4,109	$408,403	$3,165,421	$3,573,824
Common Stock distributed to employees	458,655			13,881			13,881		13,881
Common Stock acquired under Stock Repurchase Program	(65,800)			(866)			(866)		(866)
Common Stock issued pursuant to stock plans	2,065,432	20	35,579				35,599		35,599
Treasury stock, unearned compensation	(2,065,432)			(35,599)			(35,599)		(35,599)
Redemption of non-controlling interests								(72,015)	(72,015)
Redemption of former members' interest			(409)				(409)	(3,577)	(3,986)
Dividends paid by IBG LLC to non-controlling interests								(222,784)	(222,784)
Comprehensive income:
Net income					93,047		93,047	1,028,554	1,121,601
Cumulative translation adjustment, net of income taxes of ($117)						(202)	(202)	(1,392)	(1,594)

Total comprehensive income					93,047	(202)	92,845	1,027,162	1,120,007

Balance, December 31, 2008	40,536,715	453	485,837	(117,550)	141,207	3,907	513,854	3,894,207	4,408,061
Common Stock distributed to employees	680,164			17,898			17,898		17,898
Common Stock issued pursuant to stock plans	2,448,031	25	42,764				42,789		42,789
Treasury stock, unearned compensation	(2,448,031)			(42,789)			(42,789)		(42,789)
Redemption of non-controlling interests								(14,738)	(14,738)
Redemption of former-member interests			(17)				(17)	(147)	(164)
Dividends paid by IBG LLC to non-controlling interests								(124,757)	(124,757)
Reduction in non-controlling interest in subsidiary			2				2	20	22
Comprehensive income:
Net income					36,202		36,202	453,912	490,114
Cumulative translation adjustment, net of income taxes of $4,072						7,007	7,007	93,688	100,695

Total comprehensive income					36,202	7,007	43,209	547,600	590,809

Balance, December 31, 2009	41,216,879	478	528,586	(142,441)	177,409	10,914	574,946	4,302,185	4,877,131
Common Stock distributed to employees	1,014,772			23,742			23,742		23,742
Common Stock issued pursuant to stock plans	2,513,738	25	43,223				43,248		43,248
Treasury stock, unearned compensation	(2,513,738)			(43,248)			(43,248)		(43,248)
Redemption of non-controlling interests								(27,204)	(27,204)
Redemption of former-member interests			(132)				(132)	(1,094)	(1,226)
Dividends paid to shareholders					(75,589)		(75,589)		(75,589)
Dividends paid by IBG LLC to non-controlling interests								(999,171)	(999,171)
Adjustments for changes in proportionate ownership in IBG LLC			(36,047)				(36,047)	36,047	—
Comprehensive income:
Net income					(9,316)		(9,316)	289,722	280,406
Cumulative translation adjustment, net of income taxes of $5,941						10,223	10,223	132,175	142,398

Total comprehensive income					(9,316)	10,223	907	421,897	422,804

Balance, December 31, 2010	42,231,651	$503	$535,630	$(161,947)	$92,504	$21,137	$487,827	$3,732,660	$4,220,487

See accompanying notes to the consolidated financial statements

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

        IBG LLC is a Connecticut limited liability company that conducts its business through its operating subsidiaries (collectively called the "Operating Companies"): Timber Hill LLC ("TH LLC"), Timber Hill Specialists Corp. ("THSC"), Timber Hill Europe AG ("THE"), Timber Hill Securities Hong Kong Limited ("THSHK"), Timber Hill Australia Pty Limited ("THA"), Timber Hill Canada Company ("THC"), Interactive Brokers LLC ("IB LLC") and subsidiaries, Interactive Brokers Canada Inc. ("IBC"), Interactive Brokers (U.K.) Limited ("IBUK"), Interactive Brokers (India) Private Limited ("IBI"), Interactive Brokers Financial Products S.A. ("IBFP"), Interactive Brokers Hungary KFT ("IBH"), IB Exchange Corp. ("IBEC"), Interactive Brokers Securities Japan, Inc. ("IBSJ"), Interactive Brokers Software Services Estonia OU ("IBEST") and Interactive Brokers Software Services Russia ("IBRUS").

        IBG, Inc. operates in two business segments, market making and electronic brokerage. The Company conducts its market making business principally through its Timber Hill subsidiaries on the world's leading exchanges and market centers, primarily in exchange-traded equities, equity options and equity-index options and futures. IBG, Inc. conducts its electronic brokerage business through its Interactive Brokers subsidiaries, which provide electronic execution and clearing services to customers worldwide.

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

        Adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, now a sub-topic within ASC 810, Consolidation, as of January 1, 2009 required the Company to report non-controlling interests in subsidiaries (formerly reported as "minority interests") as a separate component of equity in the current period and had the retrospective effect of increasing reported equity by $3,894,207 as of December 31, 2008. ASC 810 also required changes in presentation and retrospective disclosure of non-controlling interests in the statements of income, of cash flows and of changes in equity for all periods presented. Accordingly, the accompanying consolidated financial statements are presented as if ASC 810 had been applicable historically. Non-controlling interests in subsidiaries reported in Equity in the consolidated statement of financial condition includes immaterial non-controlling interests in subsidiaries of IBG LLC in addition to IBG Holdings LLC's non-controlling interest in IBG LLC. Net income attributable to non-controlling interests in subsidiaries of IBG LLC, which is collectively immaterial, has been reclassified from other income to net income attributable to non-controlling interests in the consolidated statements of income for all periods presented. The reclassifications made to prior periods had no effect on previously reported net income available to common stockholders or cash flows.

        Gains and losses from foreign currency transactions are included in trading gains and losses where related to market making activities or in interest income where related to investment of customer funds as part of electronic brokerage activities in the consolidated statements of income. Non-U.S. subsidiaries have a functional currency (i.e., the currency in which activities are primarily conducted) that is other than the U.S. dollar. Such subsidiaries' assets and liabilities are translated to U.S. dollars at period-end exchange rates, while revenues and expenses are translated at average exchange rates during the year. Adjustments that result from translating amounts from a subsidiary's functional currency to the U.S. dollar are reported in redeemable members' interests or stockholders' equity as a component of accumulated other comprehensive income. Translation reported in the consolidated statement of cash flows excludes translation on settled currency trading positions. For comparison purposes, previously reported translation of ($87,552) for the year ended December 31, 2008 has been excluded, and prior reported changes in operating assets and liabilities have likewise been adjusted for the correction of this error. This change had no effect on total cash provided by operating activities or the total change in cash for the periods presented.

        The Company has reclassified $181,721 of securities purchased under agreements to resell as of December 31, 2009 to cash and securities—segregated for regulatory purposes in the consolidated statement of financial condition.

Principles of Consolidation

        The consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries. As sole managing member of IBG LLC, IBG, Inc. exerts control over the Group's operations. In accordance with ASC 810, the Company consolidates the Group's consolidated financial statements and records as non-controlling interest the interests in the Group that IBG, Inc. does not own. The Company's policy is to consolidate all entities of which it owns more than 50% unless it does not have control. All inter-company balances and transactions have been eliminated. IBG, Inc. would

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

also consolidate any Variable Interest Entities ("VIEs") pursuant to ASC 860, Transfers and Servicing and ASC 810 of which it is the primary beneficiary. IBG, Inc. currently is not the primary beneficiary of any such entities and therefore no VIEs are included in the consolidated financial statements.

Use of Estimates

        The preparation of financial statements in conformity with the Codification requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and accompanying notes. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ materially from those estimates. Such estimates include the estimated value of investments accounted for under the equity method of accounting, the estimated useful lives of property and equipment, including capitalized internally developed software, the allowance for doubtful accounts, compensation accruals, tax liabilities and estimated contingency reserves.

Fair Value

        At December 31, 2010 and 2009, substantially all of IBG, Inc.'s assets and liabilities, including financial instruments, were carried at fair value based on published market prices and are marked to marked daily, or were assets which are short-term in nature (such as U.S. government treasury bills or spot foreign exchange) and were carried at amounts that approximate fair value.

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

        Financial instruments owned and financial instruments sold, but not yet purchased, except forward currency contracts, over-the-counter ("OTC") currency options and certain corporate and municipal debt securities, which are classified as Level 2 financial instruments, are classified within Level 1 of the fair value hierarchy. Level 1 financial instruments, which are valued using quoted market prices as published by exchanges and clearing houses or otherwise broadly distributed in active markets, include U.S. government and sovereign obligations, active listed securities, options, futures, options on futures and corporate and municipal debt securities. IBG, Inc. does not adjust quoted prices for Level 1 financial instruments, even in the event that the Company may hold a large position whereby a purchase or sale could reasonably impact quoted prices. Currency forward contracts and OTC currency options are classified as Level 2 financial instruments as such instruments are not exchange-traded. Corporate and municipal debt securities, including Federal Deposit Insurance Corporation insured

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

corporate bonds held as securities segregated for regulatory purposes, that are not actively traded are also classified in Level 2, as are investments in restricted common stock, which investments are reported in other assets in the accompanying consolidated statement of financial condition.

Earnings Per Share

        Earnings per share ("EPS") is computed in accordance with ASC 260, Earnings per Share. Shares of Class A and Class B common stock share proportionately in the earnings of IBG, Inc. Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period. Diluted earnings per share are calculated utilizing the Company's basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for dilutive potential common shares.

Stock-Based Compensation

        IBG, Inc. follows ASC 718, Compensation—Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires all share-based payments to employees to be recognized in the financial statements using a fair value-based method. As a result, IBG, Inc. expenses the fair value of stock granted to employees over the related vesting period.

Cash and Cash Equivalents

        IBG, Inc. defines cash equivalents as short-term, highly liquid securities and cash deposits with original maturities of three months or less, other than those used for trading purposes.

Cash and Securities—Segregated for Regulatory Purposes

        As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets. In addition, substantially all of the Operating Companies are members of various clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities. Securities segregated for regulatory purposes consisted of Federal Deposit Insurance Corporation insured corporate bonds, which were recorded as Level 2 financial assets, in the amount of $440,773 and $441,391 at December 31, 2010 and 2009, U.S. Treasury Bills of $146,976 and $-0- at December 31, 2010 and 2009, which are recorded as Level 1 financial assets and securities purchased under agreements to resell in the amount of $2,391,813 and $181,721 as of December 31, 2010 and 2009, respectively, which amounts approximate fair value.

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

Securities Purchased Under Agreements to Resell

        Securities purchased under agreements to resell are treated as collateralized financing transactions and are recorded at contract value, plus accrued interest, which approximates fair value. The Company's policy is to obtain possession of collateral with a fair value equal to or in excess of the principal amount loaned under resale agreements. To ensure that the fair value of the underlying collateral remains sufficient, this collateral is valued daily with additional collateral obtained or excess collateral returned, as permitted under contractual provisions.

Financial Instruments Owned and Sold But Not Yet Purchased

        Stocks, government, corporate and municipal bonds, futures and options transactions are reported in the consolidated financial statements on a trade date basis. All financial instruments owned and financial instruments sold but not yet purchased are recorded at fair value based upon quoted market prices. All firm-owned financial instruments pledged to counterparties where the counterparty has the right, by contract or custom, to sell or repledge the financial instruments are classified as financial instruments owned and pledged as collateral in the consolidated statements of financial condition.

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

Investments

        IBG, Inc. makes certain strategic investments and accounts for these investments under the cost method of accounting or under the equity method of accounting as required under ASC 323, Investments—Equity Method and Joint Ventures. Investments are accounted for under the equity method of accounting, when IBG, Inc. has significant influence over the investee. Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of IBG, Inc.'s investment and adjusted each period for IBG, Inc.'s share of the investee's income or loss. IBG, Inc.'s share of the income or losses from equity investments is reported as a component of other income in the consolidated statements of income and the recorded amounts of IBG, Inc.'s equity investments, which are included in other assets in the consolidated statements of financial condition, increase or decrease accordingly. Distributions received from equity investees are recorded as reductions to the respective investment balance.

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

  —Interest Income and Expense

        The Company earns interest income and incurs interest expense primarily in connection with its Electronic Brokerage customer business and its securities lending activities. Such interest is recorded on the accrual basis.

Income Taxes

        IBG, Inc. accounts for income taxes in accordance with ASC 740, Income Taxes, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of assets and liabilities, including the accounting for uncertainty of income tax positions and valuation allowances for deferred tax assets reported in financial statements, prescribing a "more likely than not" threshold and measurement attribute for recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in an income tax return.

        The Company's provision for income taxes is comprised of two principal components: (1) the Group's consolidated income tax expense, and (2) the Company's U.S. Federal and state income taxes on its proportionate share of the Group's income that is subject to tax.

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

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

        Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates ("ASU's") as the means to add to or delete from, or otherwise amend the ASC. In 2010 and 2011, prior to the issuance of the Company's consolidated financial statements, ASU's 2010-1 through ASU 2010-29 and ASU 2011-01 were issued. Following is a summary of recently issued ASU's that affected or may affect the Company's consolidated financial statements:

	Affects	Status
ASU 2009-13	Multiple Deliverable Revenue Arrangements—Amends ASC 605-25	Fiscal years beginning on or after June 15, 2010, early adoption permitted
ASU 2009-14
	Certain Revenue Arrangements That Include Software Elements—Amends ASC985-605 and 985-605-13 to exclude from their scope tangible products that contain software and non-software components that function together to deliver the products essential functionality	Fiscal years beginning on or after June 15, 2010, early adoption permitted
ASU 2009-15	Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing	Periods beginning on or after December 15, 2009
ASU 2009-16	Transfers and Servicing: Accounting or Transfers of Financial Assets—Amends ASC 860—eliminates exceptions for qualifying special purpose entities and for certain mortgage securitizations	Periods beginning after November 15, 2009
ASU 2009-17	Improvements to Financial Reporting by Enterprises Involved with Variable Interest Enterprises—Amends ASC 810 for the issuance of SFAS No. 167	Periods beginning on or after December 15, 2009
ASU 2010-09	Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements	Effective on issuance
ASU 2010-11	Derivatives and Hedging (Topic 815)—Scope Exception related to Embedded Credit Derivatives	First fiscal quarter beginning after June 15, 2010, early adoption permitted at the beginning of the first fiscal quarter after issuance.
ASU 2010-12	Income Taxes (Topic 740)—Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts	Effective on issuance.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

	Affects	Status
ASU 2010-13	Compensation—Stock Compensation (Topic 718)—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early application is permitted.
ASU 2010-20	Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses	Periods ending on or after December 15, 2010.
ASU 2010-21	Accounting for Technical Amendments to Various SEC Rules and Schedules—Amendments to SEC Paragraphs Pursuant to Release No. 33-9026	Effective on Issuance.
ASU 2010-22	Accounting for Various Topics—Technical Corrections to SEC Paragraphs	Effective on Issuance.

        Adoption of those ASU's that became effective during 2009, 2010 and in 2011, prior to the issuance of the Company's consolidated financial statements, did not have a material effect on those financial statements. Management is assessing the potential impact on the Company's financial statements of adopting ASU's that will become effective in the future.

ASC/IFRS Convergence

        In February 2010, the SEC issued "Commission Statement in Support of Convergence and Global Accounting Standards", a formal statement updating the status of its November 2008 "Roadmap for the Potential Use of Financial Statements Prepared in Accordance with International Financial Reporting Standards by U.S. Issuers" ("IFRS Roadmap"). The statement supported convergence of accounting standards and the development of a single set of global accounting standards. As directed in this statement, the SEC staff issued "Work Plan for the Consideration of Incorporating International Financial Reporting Standards into the Financial Reporting System for U.S. Issuers" (the "Work Plan") in May 2010. The Work Plan is expected to provide the SEC with information to be able to conclude whether IFRS should be adopted for U.S. registrants. While neither the February statement nor the Work Plan define a certain date for adoption of IFRS, both documents stated an expectation that a decision on whether the SEC would mandate adoption of IFRS is expected to be made in 2011. If a decision to adopt IFRS is made at that point in time, initial adoption for U.S. registrants would be approximately December 31, 2015 or 2016, with a transition date of either January 1, 2013 or 2014 for the initial three year retrospective comparative reporting period. Certain of the non-U.S. Operating Companies currently report or will be required to report their separate company financial statements under IFRS, as adopted in their local jurisdictions, as of December 31, 2010 or in the future. Management continues to assess the potential impact of adopting IFRS on the Company's consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

Other

        ASC 860, Transfers and Servicing, incorporates former SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB No. 140, was issued in June 2009 and became effective for interim and annual periods beginning after January 1, 2010. These provisions of ASC 860 require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. The concept of a "qualifying special-purpose entity" ("SPE") was eliminated under these provisions of ASC 860, which also changed the requirements for derecognizing financial assets and requires additional disclosures. Adoption of these provisions did not have a material effect on the Company's consolidated financial statements.

        ASC 810, Consolidations, incorporates former SFAS No. 167, Amendments to FASB Interpretation No. 46(R). These pending provisions of ASC 810 revise former FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) and therefore should be consolidated. Consolidation of Variable Interest Entities ("VIE's") would be based on the target entity's purpose and design as well as the reporting entity's ability to direct the target's activities, among other criteria. SFAS No. 167 was issued in June 2009 and became effective for interim and annual periods beginning after January 1, 2010. Adoption of these provisions did not have a material effect on the Company's consolidated financial statements.

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

Concentrations of Credit Risk

        IBG, Inc.'s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of December 31, 2010, the Company did not have any concentrations of credit risk.

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

4. Equity and Earnings Per Share

        In connection with its IPO in May 2007, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC's financial results into its financial statements. IBG Holdings LLC wholly owns all Class B common stock, which common stock has voting rights in proportion to its ownership interests in IBG LLC, approximately 89.2% as of December 31, 2010. The consolidated financial statements reflect the results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC, and IBG Holdings LLC's ownership interests in IBG LLC are reported as non-controlling interests.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

4. Equity and Earnings Per Share (Continued)

        Adoption of ASC 810 as of January 1, 2009 (Note 2) required the Company to report non-controlling interests in subsidiaries (formerly reported as "minority interests") as a separate component of equity in the current period and had the retrospective effect of increasing reported equity by $3,894,207 as of December 31, 2008.

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

        Redemptions may be funded through two (2) methods. Material redemptions would be funded from the proceeds of sales of additional shares of Common Stock, although there have been no such additional sales of Common Stock through December 31, 2010. Three hundred sixty (360) million shares of authorized Common Stock were reserved for such future sales.

        In lieu of a sale of Common Stock, the Exchange Agreement provides that IBG LLC, using its available liquidity, may facilitate the redemption by IBG Holdings LLC of interests held by its members. Subsequent to the IPO and with the consent of IBG Holdings LLC and IBG, Inc. (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed to redeem membership interests from IBG Holdings LLC as follows:

	Fair Value	Price per Equivalent Class A Share
2008	$72,015	$29.99
2009	14,738	14.85
2010	27,204	16.80

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

4. Equity and Earnings Per Share (Continued)

        As a consequence of these transactions, and distribution of shares to employees (Note 12), IBG, Inc.'s interest in IBG LLC has increased to approximately 10.8%, with IBG Holdings LLC owning the remaining 89.2% as of December 31, 2010. The redemptions also resulted in an increase in the IBG Holdings LLC interest held by Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 85.8% at December 31, 2010.

        Since consummation of the IPO and Recapitalization, IBG, Inc.'s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As described previously in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of IBG Holdings LLC's ownership of IBG LLC. At December 31, 2010 and 2009, 1,000,000,000 shares of Class A common stock were authorized, of which 50,298,024 shares have been issued; and 42,231551 and 41,216,779 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of December 31, 2010 and 2009, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of December 31, 2010 and 2009, respectively.

        As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc. the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. A deferred tax asset of $380,785 was recorded as of the IPO date, which deferred tax asset is a component of Other Assets in the consolidated statement of financial condition and is being amortized as additional deferred income tax expense over 15 years, as allowable under current tax law. As of December 31, 2010 and 2009, the unamortized balance of the deferred tax asset was $313,526 and $333,304, respectively. IBG, Inc. also entered into an agreement (the "Tax Receivable Agreement") with IBG Holdings LLC to pay IBG Holdings LLC (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of the tax basis increase. As of the IPO date, a payable to IBG Holdings LLC of $323,668 was recorded by IBG, Inc. and is reported as Payable to Affiliate in the consolidated statement of financial condition. Amounts payable under the Tax Receivable Agreement are subject to repayment to IBG Holdings LLC annually upon the filing of IBG, Inc.'s federal income tax return. The remaining 15%, $57,117, was accounted for as a permanent increase to additional paid-in capital in the consolidated statement of financial condition. The Company paid IBG Holdings LLC $14,123, $14,788 and $9,898 in December 2010, 2009 and 2008, respectively, pursuant to the terms of the Tax Receivable Agreement.

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

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

4. Equity and Earnings Per Share (Continued)

Earnings per Share

        Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period:

	2010	2009	2008
Basic earnings per share:
Net income available for common stockholders	$(9,316)	$36,202	$93,047

Weighted average shares of common stock outstanding:
Class A	41,870,826	40,973,190	40,434,173
Class B	100	100	100

	41,870,926	40,973,290	40,434,273

Basic earnings per share	$(0.22)	$0.88	$2.30

        Diluted earnings per share are calculated utilizing the Company's basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for dilutive potential common shares:

	2010	2009	2008
Diluted earnings per share:
Net income available for common stockholders—basic	$(9,316)	$36,202	$93,047
Adjustments for potentially dilutive common shares	—	—	—

Net income available for common stockholders	$(9,316)	$36,202	$93,047

Weighted average shares of common stock outstanding:
Class A:
Issued and outstanding	41,870,826	40,973,190	40,434,173
Potentially dilutive common shares:
Issuable pursuant to 2007 ROI Unit Stock Plan	627,779	826,199	1,026,745
Class B	100	100	100

	42,498,705	41,799,489	41,461,018

Diluted earnings per share	$(0.22)	$0.87	$2.24

Stockholder Dividends

        On December 21, 2010, IBG LLC declared dividends to its members of $990.3 million, of which IBG, Inc.'s proportionate share was $105.4 million. On December 23, 2010, the Company paid dividends of $75.6 million ($1.79 per share) to Class A and Class B shareholders of record as of December 9, 2010. In addition, holders of unvested Class A shares received payments in lieu of the dividend totaling $9.4 million. The remainder of the dividend received by the Company has been retained to fund its income tax liabilities arising from this dividend (Note 13).

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

5. Fair Value

        The following tables set forth, by level within the fair value hierarchy (Note 2), financial assets and liabilities, primarily financial instruments owned and financial instruments sold, but not yet purchased, which consisted of the following, at fair value as of December 31, 2010 and 2009. As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Financial Assets At Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory purposes	$146,976	$440,773	$—	$587,749
Financial instruments owned:
Stocks	1,318,003			1,318,003
Options	3,893,695			3,893,695
U.S. and foreign government obligations	8,408			8,408
Warrants	85,740			85,740
Corporate and municipal bonds	47,757	48,895		96,652
Discount certificates	18,217			18,217
Currency forward contracts	—	214		214

	5,371,820	49,109	—	5,420,929

Financial instruments owned and pledged as collateral:
Stocks	1,633,383	—	—	1,633,383
U.S. and foreign government obligations	368,105	—	—	368,105

	2,001,488	—	—	2,001,488

	7,373,308	49,109	—	7,422,417

Other assets—investments in common stock	—	2,239	—	2,239

	$7,520,284	$492,121	$—	$8,012,405

	Financial Liabilities At Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased:
Stocks	$2,256,259	$—	$—	$2,256,259
Options	3,765,862			3,765,862
Warrants	12			12
Corporate bonds	48,419	50,734		99,153
Currency forward contracts	—	3,938		3,938

	$6,070,552	$54,672	$—	$6,125,224

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

5. Fair Value (Continued)

	Financial Assets At Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory purposes	$—	$441,391	$—	$441,391
Financial instruments owned:
Stocks	2,871,713			2,871,713
Options	4,717,693			4,717,693
U.S. and foreign government obligations	5,374			5,374
Warrants	88,093			88,093
Corporate bonds	54,157	26,393		80,550
Discount certificates	46,521			46,521

	7,783,551	26,393	—	7,809,944

Financial instruments owned and pledged as collateral:
Stocks	1,180,923			1,180,923
U.S. and foreign government obligations	353,115			353,115

	1,534,038	—	—	1,534,038

	9,317,589	26,393	—	9,343,982

	$9,317,589	$467,784	$—	$9,785,373

	Financial Liabilities At Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased:
Stocks	$4,349,918	$—	$—	$4,349,918
Options	4,336,625			4,336,625
Corporate bonds	41,010	35,022		76,032
Currency forward contracts	—	626		626

	$8,727,553	$35,648	$—	$8,763,201

6. Collateralized Transactions

        The Company enters into securities borrowing and lending transactions and agreements to repurchase and resell securities to finance trading inventory, to obtain securities for settlement and to earn residual interest rate spreads. In addition, the Company's customers pledge their securities owned to collateralize margin loans. Under these transactions, the Company either receives or provides collateral, including equity, corporate debt and U.S. government securities. Under many agreements, the Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties to cover short positions. At December 31, 2010 and 2009, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was approximately $15.7 and $9.8 billion, respectively, of which $6.6 and $5.7 billion, respectively, had been repledged or resold, of which some were deposited in a separate bank account for the exclusive benefit

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

6. Collateralized Transactions (Continued)

of customers in accordance with SEC Rule 15c3-3. The sources of collateral at December 31, 2010 and 2009 were: securities lending transactions and agreements to resell of $5.9 and $5.3 billion; and customer margin securities of $9.8 and $4.5 billion, respectively.

        In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. At December 31, 2010, substantially all government obligations owned were pledged to clearing organizations.

        Financial instruments owned and pledged, where the counterparty has the right to repledge, at December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009
Stocks	$1,633,383	$1,180,923
U.S. and foreign government obligations	368,105	353,115

	$2,001,488	$1,534,038

        The Company also engages in securities financing transactions with and for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government securities, corporate debt and equity securities. Customer receivables generated from margin lending activity are collateralized by customer-owned securities held by the Company. Customers' required margin levels and established credit limits are monitored continuously by risk management staff using automated systems. Pursuant to Company policy and as enforced by such systems, customers are required to deposit additional collateral or reduce positions, when necessary to avoid automatic liquidation of positions.

        Margin loans are extended on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the account and an overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company's collateral policies significantly limits the Company's credit exposure to margin loans in the event of a customer's default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. At December 31, 2010 and December 31, 2009, there were approximately $7.0 billion and $3.2 billion, respectively, of customer margin loans outstanding.

7. Investments

        In June 2010, in connection with its demutualization, the Chicago Board Options Exchange ("CBOE") issued the Company 357,548 shares of restricted common stock, 320,000 shares in exchange

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

7. Investments (Continued)

for the Company's CBOE memberships and 37,548 shares in connection with a settlement between the CBOE and the Chicago Board Of Trade. At issuance, the shares were restricted from sale. Restrictions on one-half of the shares lapsed in December 2010; the remaining restriction will expire in June 2011. As of December 31, 2010, the Company continues to hold 106,454 restricted shares as an investment at the shares' fair value of $2,239 (Note 5).

        The Company has certain strategic investments in electronic exchange and investment banking platforms that it accounts for under the equity method of accounting, recording its share of the investee's income or loss in other income (Note 11) in the consolidated statement of income. As of December 31, 2010 and 2009, the carrying values of these investments were:

	December 31,
	2010	2009
OneChicago LLC	$13,673	$14,907
Boston Options Exchange, LLC ("BOX")	6,096	6,243
CBOE Stock Exchange, LLC	2,647	4,349
Factor Advisors, LLC	1,015	1,499
Courant Fund II, L.P.	2,916	—

	$26,347	$26,998

        Transactions and related balances with equity investees were:

	Year ended December 31,
	2010	2009	2008
Transactions with BOX:
Other income (market maker incentives)	$—	$747	$1,212

Exchange fees (execution and clearing expenses)	$7,353	$2,358	$853

	December 31,
	2010	2009
Receivable from/Payable to BOX:
Receivable (other assets)	$640	$208

Payable (accounts payable, accrued expenses and other liabilities)	$1,820	$393

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

8. Short-Term Borrowings

        Short-term borrowings consist primarily of collateralized borrowing facilities with clearing banks in multiple currencies that bear interest at fluctuating overnight rates based on interbank funds rates prevailing in the respective currencies. In addition, the Company has available secured and unsecured overnight bank loan facilities. All short-term borrowings outstanding at December 31, 2010 and 2009 were either repaid on the next business day or rolled forward and, accordingly, their carrying values approximated their fair values.

        As of December 31, 2010 and 2009, short-term borrowings consisted of:

	2010		2009
	Principal	Weighted Average Rates	Principal	Weighted Average Rates
Overnight borrowing facilities	$187,380	0.07%	$320,803	0.11%
Secured bank loans	—	n/a	—	n/a

	$187,380		$320,803

        Interest expense on short term borrowings for each of the three years ended December 31, 2010, 2009 and 2008 was $3,196, $5,346 and $49,522, respectively.

9. Senior Notes Payable

        At December 31, 2010 and 2009, IBG LLC had $194,603 and $205,777, respectively, of senior notes outstanding. All senior notes outstanding at December 31, 2009 carried a 7% per annum interest rate. Senior notes issued during and subsequent to September 2010 have a 5% per annum interest rate. $46,918 of the senior notes outstanding at December 31, 2010 were 7% notes and $147,685 were 5% notes. All senior notes have either a 15-month or an 18-month maturity. IBG LLC may, solely at its option, redeem the senior notes at any time on or after a specified date in the third month or the sixth month, respectively, after the date on which the senior notes are issued and sold (the "Optional Redemption Date"), at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued interest.

        Historically, IBG LLC has redeemed these senior notes at their Optional Redemption Dates. The carrying value of the senior notes approximated their fair value since they are short-term in nature. In 2010, 2009 and 2008, IBG LLC redeemed $613,154, $445,393 and $491,968 of senior notes, which included $205,777, $143,054 and $160,456 of senior notes issued in 2009, 2008 and 2007, respectively. During the period from January 1 through February 28, 2011, total senior notes issued were $95,717, and senior notes issued in 2010 which were redeemed totaled $97,970, respectively. Interest expense on senior notes was $14,715, $11,539 and $11,978 for the three years ended December 31, 2010, 2009 and 2008, respectively.

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

        At maturity, subject to meeting certain terms of the facility, the Company will have an option to convert the facility to a one-year term loan. At December 31, 2010, $100.0 million was outstanding under this credit facility at 2.76% and IBG LLC was in compliance with all of the covenants. These borrowings were repaid in full on January 18, 2011. This credit facility replaced a $100 million senior secured revolving credit facility that matured on May 19, 2010.

11. Other Income

        The components of other income for the three years ended December 31, 2010, 2009 and 2008 were:

	2010	2009	2008
Payments for order flow	24,288	$35,073	$48,735
Market data fees	30,241	23,594	17,590
Market maker incentives	2,471	7,237	15,643
Gains (Losses) on restricted securities	7,660	(2,715)	8,886
Loss from equity investments	(3,383)	(8,939)	(14,840)
Other, net	(863)	7,010	5,616

	$60,414	$61,260	$81,630

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

12. Defined Contribution and Employee Incentive Plans

Defined Contribution Plan

        The Company offers substantially all employees of U.S.-based Operating Companies who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees' pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years. Included in employee compensation and benefits expenses in the consolidated statements of income were $2,470, $2,055 and $1,803 of plan contributions for the three years ended December 31, 2010, 2009 and 2008, respectively.

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

        As of December 31, 2010 and 2009, payables to employees for ROI Dollar Units were $15,415 and $22,276, respectively. Of these payable amounts, $4,613 and $6,633 were vested as of December 31, 2010 and 2009, respectively. These amounts are included in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. Compensation expense for the ROI Dollar Unit plan, included in the consolidated statement of income was $1,573, $3,934 and $7,712 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

        Of the fair value at the date of grant, $17,806 represented the accumulated ROI Dollar Unit value elected to be invested by employees in Common Stock and such amount was accrued for as of December 31, 2006. The remainder is being ratably accrued as compensation expense by the Company from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule. Compensation expense for the 2007 ROI Unit Stock Plan and related grants under the 2007 Stock Incentive Plan, net of the effect of forfeitures, included in the consolidated statement of income for the years ended December 31, 2010, 2009 and 2008 was $3,513, $3,752 and $4,888, respectively. Estimated future compensation costs for unvested awards at December 31, 2010 are $9.2 million.

2007 Stock Incentive Plan

        Under the Interactive Brokers Group, Inc. 2007 Stock Incentive Plan (the "Stock Incentive Plan"), up to 20.0 million shares (9.2 million shares at December 31, 2009) of Common Stock may be granted and issued to directors, officers, employees, contractors and consultants of IBG, Inc. and its subsidiaries. The 10.8 million share increase in shares allocated to the SIP was approved by the Company's Compensation Committee and Board of Directors in December 2010, subject to stockholder approval at the Company's next annual meeting. The purpose of the Stock Incentive Plan is to promote IBG, Inc.'s long-term financial success by attracting, retaining and rewarding eligible participants.

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

  •
  10% on the first vesting date, which approximates the anniversary of the IPO; and

  •
  an additional 15% on each of the following six anniversaries of the first vesting, assuming continued employment with IBG, Inc. and compliance with non-competition and other applicable covenants.

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

        Stock Incentive Plan share grants (excluding 21,009 shares issued pursuant to the 2007 ROI Unit Stock Plan above) and the related fair values at the date of grant were:

	Shares	Fair Value Date of Grant ($000's)
In connection with IPO	927,943	$27,847
July 31, 2007	16,665	404
December 31, 2007	1,055,206	32,876
December 31, 2008	2,065,432	35,600
December 31, 2009	2,448,031	42,796
December 31, 2010	2,513,738	43,255

	9,027,015	$182,778

        Total share distributions under the SIP and ROI Unit Stock Plan have been as follows:

	Total Shares	Fair Value at Date of Grant ($000's)	Shares sold by employees to meet withholding obligations
In connection with IPO	189,617	$5,681	45,857
2008	458,655	13,881	121,852
2009	680,164	17,898	175,362
2010	1,014,772	23,742	265,971

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

12. Defined Contribution and Employee Incentive Plans (Continued)

        The following is a summary of Stock Plan activity for the period from January 1, 2008 through December 31, 2010:

	Shares
	2007 Stock Incentive Plan Shares	2007 ROI Unit Stock Plan Shares
Balance, December 31, 2007	1,916,744	1,151,932
Granted	2,065,432	—
Forfeited by employees	(27,962)	(5,605)
Distributed to employees	(239,141)	(219,514)

Balance, December 31, 2008	3,715,073	926,813

Granted	2,448,031	—
Forfeited by employees	(29,740)	(5,397)
Distributed to employees	(492,310)	(187,854)

Balance, December 31, 2009	5,641,054	733,562

Granted	2,513,738	—
Forfeited by employees	(63,650)	(2,179)
Distributed to employees	(828,002)	(186,770)

Balance, December 31, 2010	7,263,140	544,613

        Estimated future grants under the Stock Incentive Plan are being accrued for ratably during each year under the ASC 718 "Graded Vesting" method. Compensation expense recognized in the consolidated statement of income for the years ended December 31, 2010, 2009 and 2008, were $34,784, $29,440 and $21,034, respectively. Estimated future compensation costs for unvested awards at December 31, 2010 are $66.5 million.

        Shares granted under the 2007 ROI Unit Stock Plan and the Stock Incentive Plan are subject to forfeiture in the event an employee ceases employment with the Company. The plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans' post-employment provisions will forfeit 50% of unvested previously granted shares unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested shares previously granted. Distributions of remaining shares to former employees will occur annually following the discontinuation of employment over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year. As of December 31, 2010, 6,216 shares have been distributed under these post-employment provisions. These distributions are included in the Stock Plans activity tables above.

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

        The "Agreement as to Member Interest Purchase Rights" (the "Agreement") historically gave IBG LLC the right to repurchase any member's interests at its discretion at any time which, in particular, was triggered by the termination of employment of a member-employee, and also permitted members to sell their interests back to IBG LLC at any time, in every case for an amount equal to management's estimate of fair value, which is book value as defined in the Agreement. Because IBG LLC places a high value on the retention of its key employees, payment for a portion of redeemed interests was contingent on a post-redemption consulting services requirement that, among other conditions, required that a member-employee not compete with IBG LLC in any area of its businesses for five years following the date of redemption. In order to enforce these terms, payment for one-half of the redeemed interests was, under normal conditions, made within five months after the redemption date. Payment for the remaining one-half of the redeemed interests was made five years hence, subject to satisfaction of the consulting services and non-compete provisions of the Agreement. IBG LLC had recognized compensation expense equal to the granted interest by the time of grant. If and when the terms of the five-year consulting and non-compete period were satisfied, IBG LLC recorded a distribution of redeemable members' interests at such time as the remaining payment was made to the member-employee. Should any portion of a member-employee's interests be forfeited, such forfeited member interests would be redistributed among the remaining members in proportion to their holding percentages. During 2010, 2009 and 2008, payments were made by IBG LLC for former member interests previously redeemed in the amounts of $1,384, $192 and $5,044, including accrued interest of $158, $28 and $508, respectively.

13. Income Taxes

        Income tax expense for the three years ended December 31, 2010, 2009 and 2008 differs from the U.S. federal statutory rate due to the differing effective tax rates in foreign, state and local jurisdictions where certain operating companies are subject to corporate taxation. Deferred income taxes arise due to the amortization of the deferred tax asset recognized in connection with the IPO (Note 4), mark to market and lower of cost or market valuation of THE's financial assets and liabilities and temporary differences arising from the deductibility of compensation and depreciation expenses in different time periods for book and tax return purposes.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

13. Income Taxes (Continued)

        For the three years ended December 31, 2010, 2009 and 2008, the provision for income taxes consisted of:

	2010	2009	2008
Current:
Federal	$20,604	$139	$9,521
State and local	161	(220)	1,133
Foreign	33,652	76,533	67,618

Total current	54,417	76,452	78,272

Deferred:
Federal	19,043	16,572	15,352
State and local	(21)	(35)	(16)
Foreign	(13,026)	(38,610)	34,763

Total deferred	5,996	(22,073)	50,099

	$60,413	$54,379	$128,371

        A reconciliation of the statutory U.S. Federal income tax rate of 35% to the Company's effective tax rate is set forth below:

	2010	2009	2008
U.S. Statutory Tax Rate	35.0%	35.0%	35.0%
Rate benefit attributable to non-controlling interest	(29.8)%	(29.2)%	(28.8)%
State, local and foreign taxes, net of federal benefit	12.5%	4.1%	4.1%

	17.7%	10.0%	10.3%

        Significant components of the Company's deferred tax assets (liabilities), which are respectively reported in other assets and in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition, as of December 31, 2010 and 2009 were as follows:

	2010	2009
Deferred tax assets:
Deferred tax asset arising from IPO	$313,562	$333,304
Deferred compensation	3,465	2,017
Other	1,380	1,042

Total deferred tax assets	$318,407	$336,363

Deferred tax liabilities:
Foreign, primarily THE	$7,937	$24,500
Other	12,338	6,455

Total deferred tax liabilities	20,275	30,955

Net deferred tax assets (liabilities)	$298,132	$305,408

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

13. Income Taxes (Continued)

        The retained earnings of certain foreign subsidiaries of IBG, Inc., which are considered permanently reinvested, may be subject to additional U.S. income taxes if such earnings were to be distributed. The Company has not provided deferred U.S income taxes since the tax bases of such subsidiaries exceed their book bases. In December 2010, THE declared a dividend of $990.3 million to IBG LLC (Note 4). The Company recognized income tax expense, net of available foreign tax credits, of $24.2 million on its proportionate share of this dividend.

        As of and for the years ended December 31, 2010 and 2009, the Company had no unrecognized tax liabilities as defined under ASC 740, Income Taxes and no valuation allowances on deferred tax assets were required. U.S. entities are subject to tax jurisdiction audits for the years 2007 through 2010. Foreign entities' income tax returns are generally accepted when filed, but the previous two years (2009 and 2010) are subject to audit.

14. Property and Equipment

        Property and equipment which are included in other assets in the consolidated statements of financial condition and are comprised of leasehold improvements, computer hardware, software developed for the Company's internal use and office furniture and equipment, at December 31, 2010 and 2009 consisted of:

	2010	2009
Leasehold improvements	$25,943	$23,428
Computer equipment	10,654	10,136
Internally developed software	31,611	31,079
Office furniture and equipment	6,045	5,847

	74,253	70,490
Less—accumulated depreciation and amortization	(33,158)	(28,802)

Property and equipment , net	$41,094	$41,688

        Depreciation and amortization of $18,702, $21,074 and $17,897 for the three years ended December 31, 2010, 2009 and 2008, respectively, is included in occupancy, depreciation and amortization expenses in the consolidated statements of income.

15. Commitments, Contingencies and Guarantees

Litigation

        The Company is subject to certain pending and threatened legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. IBG, Inc. cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Consequently, IBG, Inc. cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

15. Commitments, Contingencies and Guarantees (Continued)

actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period.

        On February 3, 2010, Trading Technologies International, Inc. ("Trading Technologies") filed a complaint, in the United States District Court for the Northern District of Illinois Eastern Division, against Interactive Brokers Group, Inc., IBG LLC, IBG Holdings LLC, and Interactive Brokers LLC ("Defendants"). The complaint, as amended, alleges that the Defendants have infringed and continue to infringe six U.S. patents held by Trading Technologies. Trading Technologies is seeking, among other things, unspecified damages and injunctive relief. The case is in the pleadings stage. While it is too early to predict the outcome of the matter, we believe we have meritorious defenses to the allegations made in the complaint and intend to defend ourselves vigorously against them. However, litigation is inherently uncertain and there can be no guarantee that the Company will prevail or that the litigation can be settled on favorable terms.

        IBG, Inc. accounts for potential losses related to litigation in accordance with ASC 450, Contingencies. As of December 31, 2010 and 2009, reserves provided for potential losses related to litigation matters were not material.

Leases

        Operating Companies have non-cancelable operating leases covering office space. All but one of the office space leases are subject to escalation clauses based on specified costs incurred by the respective landlords and contain renewal elections. Rent expense calculated on a straight-line basis for the Group was $12,006, $12,164 and $11,207 for the three years ended December 31, 2010, 2009 and 2008, respectively, and is reported in occupancy, depreciation and amortization expenses in the consolidated statements of income. As of December 31, 2010, the Company's minimum annual lease commitments were as follows:

Year
2011	$11,639
2012	9,794
2013	9,189
2014	4,368
2015	3,343
Thereafter	7,243

$45,576

Guarantees

        Certain of the Operating Companies provide guarantees to securities clearing houses and exchanges which meet the accounting definition of a guarantee under ASC 460, Guarantees. Under the standard membership agreement, members are required to guarantee collectively the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. In the opinion of management, the Operating Companies' liability under these arrangements is not quantifiable and could exceed the

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

15. Commitments, Contingencies and Guarantees (Continued)

cash and securities they have posted as collateral. However, the potential for these Operating Companies to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried in the consolidated statements of financial condition for these arrangements.

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

16. Segment and Geographic Information

        IBG, Inc. operates in two business segments, market making and electronic brokerage. The Company conducts its market making business principally through its Timber Hill subsidiaries on the world's leading exchanges and market centers, primarily in exchange-traded equities, equity options and equity-index options and futures. IBG, Inc. conducts its electronic brokerage business through its Interactive Brokers subsidiaries, which provide electronic execution and clearing services to customers worldwide.

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

        Management believes that the following information by business segment provides a reasonable representation of each segment's contribution to total net revenues and income before income taxes for

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

16. Segment and Geographic Information (Continued)

the three years ended December 31, 2010, 2009 and 2008, and to total assets as of December 31, 2010 and 2009:

	Year ended December 31,
	2010	2009	2008
Net revenues:
Market making	$379,180	$626,395	$1,343,520
Electronic brokerage	547,272	474,415	505,760
Corporate and eliminations	(4,344)	(470)	1,077

Total net revenues	$922,108	$1,100,340	$1,850,357

Income before income taxes:
Market making	$89,528	$330,795	$1,027,633
Electronic brokerage	274,776	231,186	223,983
Corporate and eliminations	(23,485)	(17,488)	(1,644)

Total income before income taxes	$340,819	$544,493	$1,249,972

	December 31, 2010	December 31, 2009
Segment assets:
Market making	$14,609,564	$17,708,334
Electronic brokerage	17,356,632	12,289,387
Corporate and eliminations	(3,467,428)	(3,392,170)

Total assets	$28,498,768	$26,605,551

        The Company operates its automated global business in U.S. and international markets on more than 90 exchanges and market centers. A significant portion of IBG, Inc.'s net revenues are generated by subsidiaries operating outside the United States. International operations are comprised of market making and electronic brokerage activities in 26 countries in Europe, Asia and North America (outside

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

16. Segment and Geographic Information (Continued)

the United States). The following table presents total net revenues and income before income taxes by geographic area for the three years ended December 31, 2010, 2009 and 2008:

	Year ended December 31,
	2010	2009	2008
Net revenues:
United States	$753,983	$751,808	$1,039,699
International	176,854	349,805	810,010
Corporate and eliminations	(8,729)	(1,273)	648

Total net revenues	$922,108	$1,100,340	$1,850,357

Income before income taxes:
United States	$408,892	$411,302	$646,888
International	(40,491)	151,603	605,286
Corporate and eliminations	(27,582)	(18,412)	(2,202)

Total income before income taxes	$340,819	$544,493	$1,249,972

17. Regulatory Requirements

        At December 31, 2010, aggregate excess regulatory capital for all of the Operating Companies was $2.75 billion.

        TH LLC, IB LLC and THSC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the CFTC's minimum financial requirements (Regulation 1.17). At December 31, 2010, TH LLC had net capital of $1,024,004, which was $986,205 in excess of required net capital of $37,799, IB LLC had net capital of $1,154,986, which was $993,218 in excess of required net capital of $161,768, and THSC had net capital of $1,726, which was $726 in excess of required net capital of $1,000.

        THE is subject to the Swiss National Bank eligible equity requirement. At December 31, 2010, THE had eligible equity of $602,136, which was $411,779 in excess of the minimum requirement of $190,357.

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

        At December 31, 2010, all of the Operating Companies were in compliance with their respective regulatory capital requirements.

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

        Included in receivable from and payable to customers in the accompanying consolidated statements of financial condition as of December 31, 2010 and 2009 were account receivables of directors, officers and their affiliates of $41 and $7,136 and payables of $748,460 and $123,689, respectively. Included in senior notes payable at December 31, 2010 and 2009 were senior notes purchased by directors and their affiliates of $10,443 and $15,210, respectively.

19. Subsequent Events

        As required by ASC 855-10-50, the Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date the consolidated financial statements were issued. No recordable or disclosable events occurred through this date.

*****

SUPPLEMENTARY DATA

Quarterly results (unaudited)

        The Company's unaudited quarterly results for 2010 and 2009 reflect the consolidated operating results of IBG, Inc and its subsidiaries.

	2010 Quarterly Data
	First	Second	Third	Fourth
Reveunes	$225.7	$243.9	$315.1	$203.6
Interest expense	15.1	17.8	16.0	17.3

Net Revenues	210.6	226.1	299.1	186.3

Non-interest expenses:
Execution and clearing	69.7	75.5	61.9	65.5
Employee compensation and benefits	50.5	49.5	49.6	50.6
Other	25.5	29.0	25.7	28.3

Total non-interest expenses	145.7	154.0	137.2	144.4

Income before income taxes	64.9	72.1	161.9	41.9
Income tax expense	5.2	7.4	13.1	34.7
Non-controlling interest	55.8	60.9	137.7	35.3

Net Income	$3.9	$3.8	$11.1	$(28.1)

Basic earnings per share	$0.09	$0.09	$0.26	$(0.67)

Diluted earnings per share	$0.09	$0.09	$0.26	$(0.66)

	2009 Quarterly Data
	First	Second	Third	Fourth
Reveunes	$312.5	$354.9	$286.6	$215.8
Interest expense	16.2	22.8	15.1	15.4

Net Revenues	296.3	332.1	271.5	200.4

Non-interest expenses:
Execution and clearing	61.1	70.8	69.5	71.8
Employee compensation and benefits	42.8	42.5	43.0	47.5
Other	25.5	26.6	25.9	28.8

Total non-interest expenses	129.4	139.9	138.4	148.1

Income before income taxes	166.9	192.2	133.1	52.3
Income tax expense	11.8	25.3	12.9	4.4
Non-controlling interest	142.5	154.1	111.7	45.6

Net Income	$12.6	$12.8	$8.5	$2.3

Basic earnings per share	$0.31	$0.31	$0.20	$0.06

Diluted earnings per share	$0.30	$0.31	$0.20	$0.06

GAAP TO NON-GAAP RECONCILIATON AND FOOTNOTES

IBG, Inc. Consolidated

	2008			2009			2010
	(In thousands, except shares or per share amounts)
	As Reported	Non-GAAP Adjustments	Non-GAAP Financial Performance Measures	As Reported	Non-GAAP Adjustments	Non-GAAP Financial Performance Measures	As Reported	Non-GAAP Adjustments	Non-GAAP Financial Performance Measures
Net Revenues:
As reported	$1,850,357			$1,100,340			$922,108

Non-GAAP Adjustments for non-operating activities—Other Comprehensive Income(a)		$(1,710)			$104,767			$148,338

	$1,850,357	$(1,710)	$1,848,647	$1,100,340	$104,767	$1,205,107	$922,108	$148,338	$1,070,446

Income Before Income Taxes:
As reported	$1,249,972			$544,493			$340,820

Non-GAAP Adjustments for non-operating activities—Payments in lieu of dividends on unvested shares of the Company's Class A Common Stock(b)		$—			$—			$9,456
Other Comprehensive Income(a)		(1,710)			104,767			148,338

	$1,249,972	$(1,710)	$1,248,262	$544,493	$104,767	$649,260	$340,820	$157,794	$498,614

Pre-tax profit margin	68%		68%	49%		54%	37%		47%

Income Tax Expense
As reported	$128,371			$54,379			$60,413

Non-GAAP Adjustments for non-operating activities—Income taxes on payments in lieu of dividends(b)		$—			$—			$678
The Company's share of taxes payable arising from the payment of dividends by THE AG to IBG LLC(c)		—			—			(46,112)
U.S. foreign tax credits for Swiss taxes paid(d)		—			—			16,608
Other Comprehensive Income(a)		(335)			27,169			27,443

	$128,371	$(335)	$128,036	$54,379	$27,169	$81,548	$60,413	$(1,383)	$59,030

Net Income (loss) attributable to common stockholders
As reported	$93,047			$36,202			$(9,316)

Non-GAAP Adjustments for non-operating activities—Payments in lieu of dividends on unvested shares of the Company's Class A Common Stock(b)		$—			$—			$1,010
Income taxes on payments in lieu of dividends(b)		—			—			(368)
The Company's share of taxes payable arising from the payment of dividends by THE AG to IBG LLC(c)		—			—			46,112
U.S. foreign tax credits for Swiss taxes paid(d)		—			—			(16,608)
Other Comprehensive Income(a)		(212)			7,138			10,295

	$93,047	$(212)	$92,835	$36,202	$7,138	$43,340	$(9,316)	$40,441	$31,125

Earnings per Share:
Basic	$2.30	$—	$2.30	$0.88	$0.18	$1.06	$(0.22)	$0.96	$0.74

Diluted	$2.24	$—	$2.24	$0.87	$0.17	$1.04	$(0.22)	$0.95	$0.73

Weighted Average Shares:
Basic	40,434,273		40,434,273	40,973,290		40,973,290	41,870,926		41,870,926

Diluted	41,461,018		41,461,018	41,799,489		41,799,489	42,498,705		42,498,705

(a)
Reporting the effect of currency rate changes on the Company's financial statements directly through equity as a component of Other Comprehensive Income is a U.S. GAAP reporting convention. Management measures the Company's performance by including such currency effects in trading gains, a component of net revenues, and in income, net of the effective tax rates paid by foreign subsidiaries and net of U.S. Corporate Taxes on the Company's share of such income. The combined effective tax rate for foreign subsidiaries was 16.5% and the Company's effective U.S. Corporate Tax Rate was 36.8%.

(b)
Holders of unvested Class A shares of the Company's common stock were paid $1.79 per share in lieu of the cash dividend paid on outstanding shares on December 23, 2010. The Company's share of these payments was $1.0 million, on which it realized a tax benefit of $0.4 million.

(c)
On December 21, 2010, Timber Hill Europe AG ("THE AG") paid its sole shareholder, IBG LLC, a dividend of $990.3 million. THE AG's pretax earnings had not previously been subject to taxation in the United States. U.S. federal income taxes on the Company's share of this dividend were $40.8 million. In addition, the Company incurred $5.3 million in non-refundable taxes withheld by the Swiss government.

(d)
The provision for income taxes is reported net of available foreign tax credits of $16.6 million.

Market Making Segment

	2008 Full Year			2009 Full Year			2010 Full Year
	(In thousands, except shares or per share amounts)
	As Reported	Non-GAAP Adjustments	Non-GAAP Financial Performance Measures	As Reported	Non-GAAP Adjustments	Non-GAAP Financial Performance Measures	As Reported	Non-GAAP Adjustments	Non-GAAP Financial Performance Measures
Net Revenues:
As reported	$1,340,520			$626,395			$379,181

Non-GAAP Adjustments for non-operating activities—Other Comprehensive Income(a)		$(1,710)			$104,767			$148,338

	$1,340,520	$(1,710)	$1,338,810	$626,395	$104,767	$731,162	$379,181	$148,338	$527,519

Income Before Income Taxes:
As reported	$1,027,633			$330,795			$89,530

Non-GAAP Adjustments for non-operating activities—Other Comprehensive Income(a)		$(1,710)			$104,767			$148,338

	$1,027,633	$(1,710)	$1,025,923	$330,795	$104,767	$435,562	$89,530	$148,338	$237,868

Pre-tax profit margin	77%		77%	53%		60%	24%		45%

(a)
Reporting the effect of currency rate changes on the Company's financial statements directly through equity as a component of Other Comprehensive Income is a U.S. GAAP reporting convention. Management measures the Market Making segment's performance by including such currency effects in trading gains, a component of net revenues, and in income before taxes.

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

        Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of IBG, Inc.'s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on management's assessment and those criteria, management concluded that IBG, Inc. maintained effective internal control over financial reporting as of December 31, 2010.

        IBG, Inc.'s independent registered public accounting firm has audited and issued a report on its internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interactive Brokers Group, Inc.
Greenwich, CT

        We have audited the internal control over financial reporting of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of and for the year ended December 31, 2010 and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
New York, New York
February 28, 2011

Changes in Internal Control over Financial Reporting

        No change in our internal control over financial reporting occurred during the quarter ended December 31, 2010 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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
21.1	Subsidiaries of ther registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Extension Definition*
101.LAB	XBRL Taxonomy Extension Label*
101.PRE	XBRL Taxonomy Extension Presentation*

**
Previously filed; incorporated herein by reference.

+
These exhibits relate to management contracts or compensatory plans or arrangements.

*
Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2010, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the consolidated statements of financial condition, (ii) the consolidated statements of income, (iii) the consolidated statements of cash flows, (iv) the consolidated statement of changes in stockholders' equity and (v) Notes to consolidated financial statements, tagged as blocks of text.

ITEMS. 15 (a)(1) and 15 (a)(2)    INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interactive Brokers Group, Inc.
Greenwich, CT

        We have audited the consolidated financial statements of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and the Company's internal control over financial reporting as of December 31, 2010, and have issued our reports thereon dated February 28, 2011; such consolidated financial statements and reports are included in this 2010 Annual Report on Form 10-K for the year ended December 31, 2010. Our audits also included the financial statement schedule of the Company listed in the accompanying index at Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
New York, New York
February 28, 2011

INTERACTIVE BROKERS GROUP, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	As of December 31,
(in thousands, except share and per share amounts)	2010	2009
Assets
Cash and cash equivalents	$325	$513
Investments in subsidiaries, equity basis	437,854	524,456
Receivable from affiliates	37,344	9,660
Other assets	318,908	339,455

Total assets	$794,431	$874,084

Liabilities and stockholders' equity
Liabilities:
Payable to affiliates	$284,858	$298,988
Accrued expenses and other liabilities	21,746	150

	306,604	299,138

Stockholders' equity:
Common stock, $0.01 par value per share:
Class A—Authorized—1,000,000,000, Issued—50,298,024 and 47,784,286, Outstanding—42,231,551 and 41,216,779 shares at December 31, 2010 and 2009	503	478
Class B—Authorized, Issued and Outstanding—100 shares at December 31, 2010 and 2009	—	—
Additional paid-in capital	535,630	528,586
Retained earnings, including accumulated other comprehensive income of $12,284 and $10,914 at December 31, 2010 and 2009	113,641	188,323
Treasury stock, at cost, 8,066,473 and 6,567,507 shares at December 31, 2010 and 2009	(161,947)	(142,441)

Total stockholders' equity	487,827	574,946

Total liabilities and stockholders' equity	$794,431	$874,084

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands)	2010	2009	2008
Revenues—dividends, interest and other	$1,056	$—	$5

Expenses:
Interest expense	2	—	—
Other	5	6	5
Delaware franchise taxes	165	165	165

Total expenses	172	171	170

Loss before equity in income of subsidiary	884	(171)	(165)
Equity in income of subsidiary, net of tax	(10,200)	36,373	93,212

Net income	$(9,316)	$36,202	$93,047

Net income available for common stockholders	$(9,316)	$36,202	$93,047
Cumulative translation adjustment, net of tax	10,223	7,007	(202)

Comprehensive income	$907	$43,209	$92,845

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income	$(9,316)	$36,202	$93,047
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of subsidiary	10,200	(36,373)	(93,212)
Deferred income taxes	19,022	16,537	15,336
Changes in operating assets and liabilities	(63,460)	(61,798)	(41,915)

Net cash provided by (used in) operating activities	(43,554)	(45,432)	(26,744)

Cash flows from investing activities	118,955	45,337	25,706

Cash flows from financing activities	(75,589)	—	—

Net increase (decrease) in cash and cash equivalents	(188)	(95)	(1,038)
Cash and cash equivalents at beginning of year	513	608	1,646

Cash and cash equivalents at end of year	$325	$513	$608

Supplemental disclosures of cash flow information:
Interest paid	$2	$—	$—

Taxes paid	$5,311	$4,234	$7,298

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

2. Transactions with Affiliates

        As of December 31, 2010 and 2009, receivables from IBG LLC of $4,588 and $9,660 related to the lending of excess funds at variable rates to IBG LLC for use in its operations. In addition, as of December 31, 2010, the Company has a recievable from Timber Hill Europe AG ("THE AG") as the Company's collection agent for refundable Swiss withholding taxes of $32,663 on the Company's proportionate share of the dividend paid by THE AG to IBG LLC in December 2010. This refund is expected to be received by the Company in 2011. Interest earned for the three years ended December 31, 2010, 2009 and 2008 was $164, $196 and $336 respectively. Dividends received from IBG LLC for the three years ended December 31, 2010, 2009 and 2008 were $118,955, $45,337 and $25,706 respectively.

        As of December 31, 2010 and 2009, payable to affiliates of $284,858 and $298,988 consisted substantially of amounts payable to IBG Holdings LLC under the Tax Receivable Agreement (refer to Note 4 to the consolidated financial statements).

3. Stockholders' Equity

        Refer to Note 4 to the consolidated financial statements.

4. Employee Stock Plans

        Refer to Note 12 to the consolidated financial statements.

5. Commitments, Contingencies and Guarantees

        Refer to Note 15 to the consolidated financial statements.

6. Subsequent Events

        As required by ASC 855-10-50 the Company has evaluated subsequent events for adjustment to or disclosure in its condensed financial statements through the date the financial statements were issued. No recordable or disclosable events occured through this date.

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
Date: February 28, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS PETERFFY Thomas Peterffy	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 28, 2011
/s/ PAUL J. BRODY Paul J. Brody	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer)	February 28, 2011
/s/ TIMOTHY E. ROGERS Timothy E. Rogers	Controller (Principal Accounting Officer)	February 28, 2011
/s/ LAWRENCE E. HARRIS Lawrence E. Harris	Director	February 28, 2011
/s/ HANS R. STOLL Hans R. Stoll	Director	February 28, 2011
/s/ IVERS W. RILEY Ivers W. Riley	Director	February 28, 2011