Form 10-Q
period 2011-03-31
Interactive Brokers Group, Inc.
filed 2011-05-06
CIK 1381197

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

As of May 6, 2011, there were 42,231,551 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value

INTERACTIVE BROKERS GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

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

We are an automated global electronic market maker and broker specializing in routing orders and executing and processing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 90 electronic exchanges and trading venues around the world.  In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut and from Chicago, Illinois and Jersey City, New Jersey.  Abroad, we conduct business through offices located in Canada, England, Switzerland, Hong Kong, India, Australia and Japan.  At March 31, 2011 we had 860 employees worldwide.

	Interactive Brokers Group, Inc. and Subsidiaries
	Condensed Consolidated Statements of Financial Condition
	(Unaudited)
	March 31,	December 31,
(in thousands, except share data)	2011	2010
Assets
Cash and cash equivalents	$ 1,176,160	$ 1,354,219
Cash and securities - segregated for regulatory purposes	8,256,718	7,888,093
Securities borrowed	3,326,290	3,292,345
Securities purchased under agreements to resell	325,004	336,299
Trading assets, at fair value:
Financial instruments owned	4,755,718	5,420,929
Financial instruments owned and pledged as collateral	1,663,260	2,001,488
	6,418,978	7,422,417
Other receivables:
Customers, less allowance for doubtful accounts of $18,286 and
$17,871 at March 31, 2011 and December 31, 2010	9,285,085	6,973,033
Brokers, dealers and clearing organizations	739,679	732,869
Receivable from affiliate	577	1,185
Interest	20,785	18,502
	10,046,126	7,725,589
Other assets	505,323	479,806
Total assets	$ 30,054,599	$ 28,498,768

Liabilities and equity
Liabilities:
Trading liabilities - financial instruments sold but not yet purchased,
at fair value	$ 5,333,936	$ 6,125,224
Securities loaned	1,518,270	1,659,611
Short-term borrowings	171,398	187,380
Other payables:
Customers	17,408,847	15,060,479
Brokers, dealers and clearing organizations	278,706	248,685
Payable to affiliate	284,858	284,860
Accounts payable, accrued expenses and other liabilities	409,497	409,757
Interest	7,401	7,682
	18,389,309	16,011,463

Senior notes payable	200,889	194,603
Senior secured credit facility	-	100,000
	25,613,802	24,278,281

Commitments, contingencies and guarantees

Equity:
Stockholders’ equity:
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 50,298,024
Outstanding – 42,231,551 shares at March 31, 2011
and December 31, 2010	503	503
Class B – Authorized, Issued and Outstanding – 100 shares
at March 31, 2011 and December 31, 2010	-	-
Additional paid-in capital	535,542	535,630
Retained earnings	108,755	92,504
Accumulated other comprehensive income, net of income taxes of
$13,021 and $12,284 at March 31, 2011 and December 31, 2010	22,405	21,137
Treasury stock, at cost, 8,066,473 shares
at March 31, 2011 and December 31, 2010	(161,947)	(161,947)
Total stockholders’ equity	505,258	487,827
Non-controlling interests	3,935,539	3,732,660
Total equity	4,440,797	4,220,487
Total liabilities and equity	$ 30,054,599	$ 28,498,768

	See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended
	March 31,
(in thousands, except for shares or per share amounts)	2011	2010

Revenues:
Trading gains	$ 200,338	$ 80,574
Commissions and execution fees	109,199	91,733
Interest income	58,663	36,649
Other income	17,435	16,774
Total revenues	385,635	225,730

Interest expense	17,747	15,160

Total net revenues	367,888	210,570

Non-interest expenses:
Execution and clearing	66,237	69,688
Employee compensation and benefits	52,359	50,458
Occupancy, depreciation and amortization	9,246	9,204
Communications	5,448	5,402
General and administrative	12,626	10,905
Total non-interest expenses	145,916	145,657

Income before income taxes	221,972	64,913

Income tax expense	18,732	5,226
Net income	203,240	59,687
Less net income attributable to non-controlling interests	186,989	55,796
Net income available for common stockholders	$ 16,251	$ 3,891

Earnings per share:
Basic	$ 0.38	$ 0.09
Diluted	$ 0.38	$ 0.09

Weighted average common shares outstanding:
Basic	42,231,651	41,216,879
Diluted	42,791,822	41,966,053

See accompanying notes to the unaudited condensed consolidated financial statements.

	Interactive Brokers Group, Inc. and Subsidiaries
	Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	Three months ended March 31,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$ 203,240	$ 59,687
Adjustments to reconcile net income to net cash used in
operating activities:
Translation (gains) losses	(15,655)	42,852
Deferred income taxes	9,514	2,398
Depreciation and amortization	4,946	4,732
Employee stock plan compensation	10,467	10,181
(Gains) losses on non-trading investments, net	(3,261)	386
Bad debt expense and other	264	218
Change in operating assets and liabilities:
Increase in cash and securities - segregated for regulatory purposes	(368,542)	(104,820)
Increase in securities borrowed	(30,921)	(1,214,205)
Decrease (increase) in securities purchased under agreements to resell	11,291	(14,610)
Decrease (increase) in trading assets	1,019,213	(25,724)
Increase in receivables from customers	(2,313,260)	(1,189,460)
Increase in other receivables	(5,864)	(206,620)
Decrease in other assets	7,646	254
(Decrease) increase in trading liabilities	(782,276)	841,733
(Decrease) increase in securities loaned	(139,948)	222,525
Increase in payable to customers	2,346,102	1,444,788
Increase in other payables	10,307	101,445
Net cash used in operating activities	(36,737)	(24,240)
Cash flows from investing activities:
Purchase of investments	(31,821)	-
Purchase of property and equipment	(3,167)	(4,137)
Net cash used in investing activities	(34,988)	(4,137)
Cash flows from financing activities:
Dividends paid to non-controlling interests	-	(34,118)
Redemption of former member interest	(816)	-
Issuance of senior notes	143,704	159,530
Redemptions of senior notes	(137,418)	(147,109)
Repayments of senior secured credit facility	(100,000)	-
(Decrease) increase in short-term borrowings, net	(18,777)	90,440
Net cash (used in) provided by financing activities	(113,307)	68,743
Effect of exchange rate changes on cash and cash equivalents	6,973	3,295
Net (decrease) increase in cash and cash equivalents	(178,059)	43,661
Cash and cash equivalents at beginning of period	1,354,219	806,560
Cash and cash equivalents at end of period	$ 1,176,160	$ 850,221

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 18,029	$ 16,571
Cash paid for taxes	$ 32,772	$ 8,276

	See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
Three months ended March 31, 2011
(Unaudited)
(in thousands, except for share amounts)
	Common Stock
						Accumulated
			Additional			Other	Total	Non-
		Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2011	42,231,651	$ 503	$ 535,630	$ (161,947)	$ 92,504	$ 21,137	$ 487,827	$ 3,732,660	$ 4,220,487

Redemption of former-member interests			(88)				(88)	(728)	(816)
Comprehensive income:
Net income					16,251		16,251	186,989	203,240
Cumulative translation adjustment,
net of income taxes of $737						1,268	1,268	16,618	17,886

Total comprehensive income					16,251	1,268	17,519	203,607	221,126
Balance, March 31, 2011	42,231,651	$ 503	$ 535,542	$ (161,947)	$ 108,755	$ 22,405	$ 505,258	$ 3,935,539	$ 4,440,797
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

Certain of the Operating Companies are members of various securities and commodities exchanges in North America, Europe and the Asia/Pacific region.  Other than IB LLC, IBUK, IBC, IBI and IBSJ, the Operating Companies do not carry securities accounts for customers or perform custodial functions relating to customer securities.

2.   Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements are presented in U.S. dollars and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting with respect to Form 10-Q and accounting standards under the FASB Accounting Standards Codification (“ASC” or the “Codification”).  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in IBG, Inc.’s Annual Report on Form 10-K filed with the SEC on February 28, 2011.

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

The Company has reclassified $203,311 of securities purchased under agreements to resell to cash and securities—segregated for regulatory purposes in the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2010.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries.  As sole managing member of IBG LLC, IBG, Inc. exerts control over the Group’s operations.  In accordance with ASC 810, Consolidation, the Company consolidates the Group’s consolidated financial statements and records as non-controlling interest the interests in the Group that IBG, Inc. does not own.  The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control.  All inter-company balances and transactions have been eliminated.  IBG, Inc. would

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

also consolidate any Variable Interest Entities (“VIEs”) pursuant to ASC 860, Transfers and Servicing and ASC 810 of which it is the primary beneficiary.  IBG, Inc. currently is not the primary beneficiary of any such entities and therefore no VIEs are included in the unaudited condensed consolidated financial statements.

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

Fair Value

At March 31, 2011 and December 31, 2010, substantially all of IBG, Inc.’s assets and liabilities, including financial instruments, were carried at fair value based on published market prices and are marked to market daily, or were assets which are short-term in nature (such as U.S. government treasury bills or spot foreign exchange) and were carried at amounts that approximate fair value.

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

Financial instruments owned and financial instruments sold, but not yet purchased, except forward currency contracts, over-the-counter (“OTC”) currency options and certain corporate and municipal debt securities, which are classified as Level 2 financial instruments, are classified within Level 1 of the fair value hierarchy.  Level 1 financial instruments, which are valued using quoted market prices as published by exchanges and clearing houses or otherwise broadly distributed in active markets, include U.S. government and sovereign obligations, active listed securities, options, futures, options on futures and corporate and municipal debt securities.  IBG, Inc. does not adjust quoted prices for Level 1 financial instruments, even in the event that the Company may hold a large position whereby a purchase or sale could reasonably impact quoted prices.  Currency forward contracts and OTC currency options are classified as Level 2 financial instruments as such instruments are not exchange-traded.  Corporate and municipal debt securities, including Federal Deposit Insurance Corporation insured corporate bonds held as securities segregated for regulatory purposes, that are not actively traded are also classified in Level 2.  Investments in common stock reported in other assets in the unaudited condensed statement of financial condition include investments in restricted common stock, which restricted investments are Level 2 financial instruments.

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

Cash and Securities — Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets.  In addition, substantially all of the Operating Companies are members of various clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities.  Securities segregated for regulatory purposes consisted of Federal Deposit Insurance Corporation insured corporate bonds, which are recorded as Level 2 financial assets, in the amount of $440,543 and $440,773 at March 31, 2011 and December 31, 2010, U.S. Treasury Bills of $347,811 and $146,976 at March 31, 2011 and December 31, 2010, which are recorded as Level 1 financial assets and securities purchased under agreements to resell in the amount of $2,592,002 and $2,391,813 as of March 31, 2011 and December 31, 2010, respectively, which amounts approximate fair value.

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

— Interest Income and Expense
The Company earns interest income and incurs interest expense primarily in connection with its Electronic Brokerage customer business and its securities lending activities.  Such interest is recorded on the accrual basis.

Income Taxes

IBG, Inc. accounts for income taxes in accordance with ASC 740, Income Taxes, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of assets and liabilities, including the accounting for uncertainty of income tax positions and valuation allowances for deferred tax assets reported in financial statements, prescribing a “more likely than not” threshold and measurement attribute for recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in an income tax return.

The Company’s provision for income taxes is comprised of two principal components: (1) the Group’s consolidated income tax expense, and (2) the Company’s U.S. Federal and state income taxes on its proportionate share of the Group’s income that is subject to tax.

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

Recently Issued Accounting Pronouncements

Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates (“ASU’s”) as the means to add to or delete from, or otherwise amend the ASC.  In 2010 and 2011, prior to the issuance of the Company’s unaudited condensed consolidated financial statements, ASU 2010-13 and ASU 2011-1 through ASU 2011-03 were issued.  Following is a summary of recently issued ASU’s that affected or may affect the Company’s unaudited condensed consolidated financial statements:

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

	Affects	Status

ASU 2010-13	Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early application is permitted.

ASU 2011-01	Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20	Effective on issuance.

ASU 2011-02	Receivables (Topic 310) - A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring	First interim or annual period beginning after June 15, 2011, to be applied retrospectively to the beginning of the annual period of adoption. Early adoption is permitted.

ASU 2011-03	Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early application is not permitted.

Adoption of those ASU’s that became effective during 2011, prior to the issuance of the Company’s unaudited condensed consolidated financial statements, did not have a material effect on those financial statements.  Management is assessing the potential impact on the Company’s financial statements of adopting ASU’s that will become effective in the future.

ASC/IFRS Convergence

In February 2010, the SEC issued “Commission Statement in Support of Convergence and Global Accounting Standards”, a formal statement updating the status of its November 2008 “Roadmap for the Potential Use of Financial Statements Prepared in Accordance with International Financial Reporting Standards by U.S. Issuers” (“IFRS Roadmap”).  The statement supported convergence of accounting standards and the development of a single set of global accounting standards.  As directed in this statement, the SEC staff issued “Work Plan for the Consideration of Incorporating International Financial Reporting Standards into the Financial Reporting System for U.S. Issuers” (the “Work Plan”) in May 2010.  The Work Plan is expected to provide the SEC with information to be able to conclude whether IFRS should be adopted for U.S. registrants.  While neither the February statement nor the Work Plan define a certain date for adoption of IFRS, both documents stated an expectation that a decision on whether the SEC would mandate adoption of IFRS is expected to be made in 2011.  If a decision to adopt IFRS is made at that point in time, initial adoption for U.S. registrants would be approximately December 31, 2015 or 2016, with a transition date of either January 1, 2013 or 2014 for the initial three year retrospective comparative reporting period.  Certain of the non-U.S. Operating Companies currently report or will be required to report their separate company financial statements under IFRS, as adopted in their local jurisdictions.  Management continues to assess the potential impact of adopting IFRS on the Company’s unaudited condensed consolidated financial statements.

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

Concentrations of Credit Risk

IBG, Inc.’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes.  Concentrations of credit risk can be affected by changes in political, industry, or economic factors.  To reduce the potential for risk concentration, credit limits are established and exposure is

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

monitored in light of changing counterparty and market conditions.  As of March 31, 2011, the Company did not have any material concentrations of credit risk.

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

4.   Equity and Earnings Per Share

In connection with its IPO in May 2007, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements.  IBG Holdings LLC wholly owns all Class B common stock, which common stock has voting rights in proportion to its ownership interests in IBG LLC, approximately 89.2% as of March 31, 2011.  The unaudited condensed consolidated financial statements reflect the results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC, and IBG Holdings LLC’s ownership interests in IBG LLC are reported as non-controlling interests.

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

Redemptions may be funded through two (2) methods.  Material redemptions would be funded from the proceeds of sales of additional shares of Common Stock, although there have been no such additional sales of Common Stock through March 31, 2011.  Three hundred sixty (360) million shares of authorized Common Stock were reserved for such future sales.

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

As a consequence of these transactions, and distribution of shares to employees (Note 9), IBG, Inc.’s interest in IBG LLC has increased to approximately 10.8%, with IBG Holdings LLC owning the remaining 89.2% as of March 31, 2011.  The redemptions also resulted in an increase in the IBG Holdings LLC interest held by Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 85.8% at March 31, 2011.

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock.  All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation.  As described previously in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of IBG Holdings LLC’s ownership of IBG LLC.  At March 31, 2011 and December 31,2010, 1,000,000,000 shares of Class A common stock were authorized, of which 50,298,024 shares have been issued; and 42,231,551 shares were outstanding, respectively.  Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of March 31, 2011 and December 31, 2010, respectively.  In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of March 31, 2011 and December 31, 2010, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc. the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests.  A deferred tax asset of $380,785 was recorded as of the IPO date, which deferred tax asset is a component of Other Assets in the unaudited condensed consolidated statement of financial condition and is being amortized as additional deferred income tax expense over 15 years, as allowable under current tax law.  As of March 31, 2011 and December 31, 2010, the unamortized balance of the deferred tax asset was $308,260 and $313,526, respectively.  IBG, Inc. also entered into an agreement (the “Tax Receivable Agreement”) with IBG Holdings LLC to pay IBG Holdings LLC (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of the tax basis increase.  As of the IPO date, a payable to IBG Holdings LLC of $323,668 was recorded by IBG, Inc. and is reported as Payable to Affiliate in the unaudited condensed consolidated statement of financial condition.  Amounts payable under the Tax Receivable Agreement are subject to repayment to IBG Holdings LLC annually upon the filing of IBG, Inc.’s federal income tax return.  The remaining 15%, $57,117, was accounted for as a permanent increase to additional paid-in capital in the unaudited condensed consolidated statement of financial condition.  The Company paid IBG Holdings LLC $14,123 and $14,788 in December 2010 and 2009, respectively, pursuant to the terms of the Tax Receivable Agreement.

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
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
Earnings per Share

Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period:

	Three months ended
	March 31,
	2011	2010
Basic earnings per share:

Net income available for common stockholders	$ 16,251	$ 3,891

Weighted average shares of common stock outstanding:
Class A	42,231,551	41,216,779
Class B	100	100
	42,231,651	41,216,879

Basic earnings per share	$ 0.38	$ 0.09

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for dilutive potential common shares:

	Three months ended
	March 31,
	2011	2010
Diluted earnings per share:
Net income available for common stockholders - basic	$ 16,251	$ 3,891
Adjustments for potentially dilutive common shares	-	-

Net income available for common stockholders	$ 16,251	$ 3,891

Weighted average shares of common stock outstanding:
Class A:
Issued and outstanding	42,231,551	41,216,779
Potentially dilutive common shares:
Issuable pursuant to 2007 ROI Unit Stock Plan	560,171	749,174
Class B	100	100
	42,791,822	41,966,053

Diluted earnings per share	$ 0.38	$ 0.09

5.   Fair Value

The following tables set forth, by level within the fair value hierarchy (Note 2), financial assets and liabilities, primarily financial instruments owned and financial instruments sold, but not yet purchased at fair value as of March 31, 2011 and December 31, 2010.  As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

	Financial Assets At Fair Value as of March 31, 2011

	Level 1	Level 2	Level 3	Total

Securities segregated for regulatory purposes	$ 347,811	$ 440,543	$ -	$ 788,354
Financial instruments owned:
Stocks	1,089,137	-	-	1,089,137
Options	3,425,282	-	-	3,425,282
U.S. and foreign government obligations	3,245	-	-	3,245
Warrants	79,125	-	-	79,125
Corporate and municipal bonds	63,293	48,503	-	111,796
Discount certificates	47,117	-	-	47,117
Currency forward contracts	-	16	-	16
	4,707,199	48,519	-	4,755,718
Financial instruments owned and pledged as collateral:
Stocks	1,479,670	-	-	1,479,670
U.S. and foreign government obligations	183,590	-	-	183,590
	1,663,260	-	-	1,663,260
	6,370,459	48,519	-	6,418,978

Other assets - investments in common stock	32,606	2,930	-	35,536

	$ 6,750,876	$ 491,992	$ -	$ 7,242,868

	Financial Liabilities At Fair Value as of March 31, 2011

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased:
Stocks	$ 1,884,434	$ -	$ -	$ 1,884,434
Options	3,346,358	-	-	3,346,358
Warrants	8	-	-	8
Corporate bonds	50,989	48,161	-	99,150
Currency forward contracts	-	3,986	-	3,986
	$ 5,281,789	$ 52,147	$ -	$ 5,333,936

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

	Financial Assets At Fair Value as of December 31, 2010

	Level 1	Level 2	Level 3	Total

Securities segregated for regulatory purposes	$ 146,976	$ 440,773	$ -	$ 587,749
Financial instruments owned:
Stocks	1,318,003	-	-	1,318,003
Options	3,893,695	-	-	3,893,695
U.S. and foreign government obligations	8,408	-	-	8,408
Warrants	85,740	-	-	85,740
Corporate and municipal bonds	47,757	48,895	-	96,652
Discount certificates	18,217	-	-	18,217
Currency forward contracts	-	214	-	214
	5,371,820	49,109	-	5,420,929
Financial instruments owned and pledged as collateral:
Stocks	1,633,383	-	-	1,633,383
U.S. and foreign government obligations	368,105	-	-	368,105
	2,001,488	-	-	2,001,488
	7,373,308	49,109	-	7,422,417

Other assets - investments in common stock	-	2,239	-	2,239

	$ 7,520,284	$ 492,121	$ -	$ 8,012,405

	Financial Liabilities At Fair Value as of December 31, 2010

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased:
Stocks	$ 2,256,259	$ -	$ -	$ 2,256,259
Options	3,765,862	-	-	3,765,862
Warrants	12	-	-	12
Corporate bonds	48,419	50,734	-	99,153
Currency forward contracts	-	3,938	-	3,938
	$ 6,070,552	$ 54,672	$ -	$ 6,125,224

6.   Collateralized Transactions

The Company enters into securities borrowing and lending transactions and agreements to repurchase and resell securities to finance trading inventory, to obtain securities for settlement and to earn residual interest rate spreads.  In addition, the Company’s customers pledge their securities owned to collateralize margin loans.  Under these transactions, the Company either receives or provides collateral, including equity, corporate debt and U.S. government securities.  Under many agreements, the Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties to cover short positions.  At March 31, 2011 and December 31, 2010, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was approximately $19.1 and $15.7 billion, respectively, of which $6.9 and $6.6 billion, respectively, had been repledged or resold, of which some were deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.  The sources of collateral at March 31, 2011 and December 31, 2010 were: securities lending transactions and agreements to resell of $6.1 and $5.9 billion; and customer margin securities of $13.0 and $9.8 billion, respectively.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.  At March 31, 2011, substantially all government obligations owned were pledged to clearing organizations.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Financial instruments owned and pledged, where the counterparty has the right to repledge, at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
Stocks	$ 1,479,670	$ 1,633,383
U.S. and foreign government obligations	183,590	368,105
	$ 1,663,260	$ 2,001,488

The Company also engages in securities financing transactions with and for customers through margin lending.  Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government securities, corporate debt and equity securities.  Customer receivables generated from margin lending activity are collateralized by customer-owned securities held by the Company.  Customers’ required margin levels and established credit limits are monitored continuously by risk management staff using automated systems.  Pursuant to Company policy and as enforced by such systems, customers are required to deposit additional collateral or reduce positions, when necessary to avoid automatic liquidation of positions.

Margin loans are extended on a demand basis and are not committed facilities.  Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the account and an overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral.  Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case).  Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations.  Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default.  Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary.  At March 31, 2011 and December 31, 2010, there were approximately $9.3 billion and $7.0 billion, respectively, of customer margin loans outstanding.

7.   Senior Notes Payable

At March 31, 2011 and December 31, 2010, IBG LLC had $200,889 and $194,603, respectively, of senior notes outstanding. All senior notes outstanding at March 31, 2011 carry a 5% per annum interest rate. $46,918 of the senior notes outstanding at December 31, 2010 were 7% notes and $147,685 were 5% notes.  All senior notes have either a 15-month or an 18-month maturity.  IBG LLC may, solely at its option, redeem the senior notes at any time on or after a specified date in the third month or the sixth month, respectively, after the date on which the senior notes are issued and sold (the “Optional Redemption Date”), at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued interest.

8. Senior Secured Revolving Credit Facility

On May 18, 2010, IBG LLC entered into a $100 million two-year senior secured revolving credit facility with Bank of America, N.A. as administrative agent and Citibank, N.A., as syndication agent.  IBG LLC is the sole borrower under this credit facility.  The facility’s interest rate is indexed to the overnight federal funds rate or to the LIBOR rate for the relevant term, at the borrower’s option, and is secured by a first priority interest in all of the capital stock of each entity owned directly by IBG LLC (subject to customary limitations with respect to foreign subsidiaries).  The facility may be used to finance working capital needs and general corporate purposes, including downstreaming funds to IBG LLC’s regulated broker-dealer subsidiaries as regulatory capital.  This allows IBG LLC to take advantage of market opportunities when they arise, while maintaining substantial excess regulatory capital.  The financial covenants contained in this credit facility are as follows:

•	minimum consolidated shareholders’ equity, as defined, of $3.625 billion, with quarterly increases equal to 25% of positive consolidated net income;

•      maximum total debt to capitalization ratio of 30%;

•      minimum liquidity ratio of 1.0 to 1.0; and

•      maximum total debt to net regulatory capital ratio of 35%.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

At maturity, subject to meeting certain terms of the facility, the Company will have an option to convert the facility to a one-year term loan.  At March 31, 2011, no borrowings were outstanding under this credit facility and IBG LLC was in compliance with all of the covenants.  This credit facility replaced a $100 million senior secured revolving credit facility that matured on May 19, 2010.

9.   Employee Incentive Plans

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

As of March 31, 2011 and  December 31, 2010, payables to employees for ROI Dollar Units were $9,928 and $15,415, respectively.  Of these payable amounts, $-0- and $4,613 were vested as of March 31, 2011 and December 31, 2010, respectively.  These amounts are included in accounts payable, accrued expenses and other liabilities in the unaudited condensed consolidated statements of financial condition.  Compensation expense for the ROI Dollar Unit plan, included in the unaudited condensed consolidated statements of income was $1,008 and $142 for the three months ended March 31, 2011 and 2010 respectively.

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

Of the fair value at the date of grant, $17,806 represented the accumulated ROI Dollar Unit value elected to be invested by employees in Common Stock and such amount was accrued for as of December 31, 2006.  The remainder is being ratably accrued as compensation expense by the Company from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule.  Compensation expense for the 2007 ROI Unit Stock Plan and related grants under the 2007 Stock Incentive Plan, net of the effect of forfeitures, included in the unaudited condensed consolidated statements of income for the three months ended March 31, 2011 and 2010 was $893 and $895, respectively.  Estimated future compensation costs for unvested awards at March 31, 2011 are $8.4 million.

2007 Stock Incentive Plan

Under the Interactive Brokers Group, Inc. 2007 Stock Incentive Plan (the “Stock Incentive Plan”), up to 20.0 million shares (9.2 million shares at December 31, 2009) of Common Stock may be granted and issued to directors, officers, employees, contractors and consultants of IBG, Inc. and its subsidiaries.  The 10.8 million share increase in shares allocated to the SIP was approved by the Company’s Compensation Committee and Board of Directors in December 2010, and was approved by stockholders at the Company’s April 2011 annual meeting.  The purpose of the Stock Incentive Plan is to promote IBG, Inc.’s long-term financial success by

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

attracting, retaining and rewarding eligible participants.

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

Stock Incentive Plan share grants (excluding 21,009 shares issued pursuant to the 2007 ROI Unit Stock Plan above) and the related fair values at the date of grant were:

		Fair Value at
		Date of Grant
	Shares	($000's)

In connection with IPO	927,943	$ 27,847
July 31, 2007	16,665	404
December 31, 2007	1,055,206	32,876
December 31, 2008	2,065,432	35,600
December 31, 2009	2,448,031	42,796
December 31, 2010	2,513,738	43,255
	9,027,015	$ 182,778

Total share distributions under the SIP and ROI Unit Stock Plan have been as follows:

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

			Shares sold by
			employees to
		Fair Value at	meet
		Date of Grant	withholding
	Total Shares	($000's)	obligations

In connection with IPO	189,617	$ 5,681	45,857
2008	458,655	13,881	121,852
2009	680,164	17,898	175,362
2010	1,014,772	23,742	265,971

The following is a summary of Stock Plan activity for the period from January 1, 2011 through March 31, 2011:

	Shares
	2007 Stock	2007 ROI Unit
	Incentive Plan	Stock Plan

Balance, December 31, 2010	7,263,140	544,613

Granted	-	-
Forfeited	(50,413)	(70)
Distributed	-	-
Balance, March 31, 2011	7,212,727	544,543

Estimated future grants under the Stock Incentive Plan are being accrued for ratably during each year under the ASC 718 “Graded Vesting” method.  Compensation expense recognized in the unaudited condensed consolidated statements of income for the three months ended March 31, 2011 and 2010, were $9,574 and $9,286, respectively.  Estimated future compensation costs for unvested awards at March 31, 2011 are $60.0 million.

Shares granted under the 2007 ROI Unit Stock Plan and the Stock Incentive Plan are subject to forfeiture in the event an employee ceases employment with the Company.  The plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post-employment provisions will forfeit 50% of unvested previously granted shares unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested shares previously granted.  Distributions of remaining shares to former employees will occur annually following the discontinuation of employment over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year.  Through March 31, 2011, a total of 6,216 shares have been distributed under these post-employment provisions.  These distributions are included in the Stock Plans activity tables above.

10.   Commitments, Contingencies and Guarantees

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

IBG, Inc. accounts for potential losses related to litigation in accordance with ASC 450, Contingencies.  As of March 31, 2011 and December 31, 2010, reserves provided for potential losses related to litigation matters were not material.

Guarantees

Certain of the Operating Companies provide guarantees to securities clearing houses and exchanges which meet the accounting definition of a guarantee under ASC 460, Guarantees.  Under the standard membership agreement, members are required to guarantee collectively the performance of other members.  Under the agreements, if another member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls.  In the opinion of management, the Operating Companies’ liability under these arrangements is not quantifiable and could exceed the cash and securities they have posted as collateral.  However, the potential for these Operating Companies to be required to make payments under these arrangements is remote.  Accordingly, no contingent liability is carried in the unaudited condensed consolidated statements of financial condition for these arrangements.

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

11.   Segment and Geographic Information

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

There are significant transactions and balances between the Operating Companies, primarily as a result of certain Operating Companies holding exchange or clearing organization memberships, which are utilized to provide execution and clearing services to affiliates.  Intra-segment and intra-region income and expenses and related balances have been eliminated in this segment and geographic information to accurately reflect the external business conducted in each segment or geographical region.  Rates on transactions between segments are designed to approximate full costs.  Corporate items include non-allocated corporate income and expenses that are not attributed to segments for performance measurement, corporate assets and eliminations.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three months ended March 31, 2011 and 2010, and to total assets as of March 31, 2011 and December 31, 2010:

	Three months ended
	March 31,
	2011	2010
Net revenues:
Market making	$ 202,338	$ 82,781
Electronic brokerage	163,660	127,192
Corporate and eliminations	1,890	597
Total net revenues	$ 367,888	$ 210,570

Income before income taxes:
Market making	$ 134,666	$ 5,456
Electronic brokerage	90,086	64,372
Corporate and eliminations	(2,780)	(4,915)
Total income before income taxes	$ 221,972	$ 64,913

	March 31,	December 31,
	2011	2010
Segment assets:
Market making	$ 13,780,451	$ 14,609,564
Electronic brokerage	20,091,907	17,356,632
Corporate and eliminations	(3,817,759)	(3,467,428)
Total assets	$ 30,054,599	$ 28,498,768

The Company operates its automated global business in U.S. and international markets on more than 90 exchanges and market centers.  A significant portion of IBG, Inc.’s net revenues are generated by subsidiaries operating outside the United States.  International operations are comprised of market making and electronic brokerage activities in 26 countries in Europe, Asia and North America (outside the United States).  The following table presents total net revenues and income before income taxes by geographic area for the three months ended March 31, 2011 and 2010:

	Three months ended
	March 31,
	2011	2010
Net revenues:
United States	$ 257,608	$ 162,095
International	108,370	47,906
Corporate and eliminations	1,910	569
Total net revenues	$ 367,888	$ 210,570

Income before income taxes:
United States	$ 176,448	$ 73,944
International	48,170	(4,101)
Corporate and eliminations	(2,646)	(4,930)
Total income before income taxes	$ 221,972	$ 64,913

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
12.   Regulatory Requirements

At March 31, 2011, aggregate excess regulatory capital for all of the Operating Companies was $2.80 billion.

TH LLC, IB LLC and THSC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the CFTC’s minimum financial requirements (Regulation 1.17).  At March 31, 2011, TH LLC had net capital of $1,030,345, which was $980,988 in excess of required net capital of $49,357, IB LLC had net capital of $1,225,840, which was $1,023,623 in excess of required net capital of $202,217, and THSC had net capital of $1,724, which was $724 in excess of required net capital of $1,000.

THE is subject to the Swiss National Bank eligible equity requirement.  At March 31, 2011, THE had eligible equity of $626,037, which was $415,975 in excess of the minimum requirement of $210,062.

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

At March 31, 2011, all of the Operating Companies were in compliance with their respective regulatory capital requirements.

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements.  Also, certain entities within IBG, Inc. are subject to other regulatory restrictions and requirements.

13.   Related Party Transactions

Receivable from affiliate represents amounts advanced to IBG Holdings LLC and payable to affiliate represents amounts payable to IBG Holdings LLC under the Tax Receivable Agreement (Note 4).

Included in receivable from and payable to customers in the accompanying unaudited condensed consolidated statements of financial condition as of March 31, 2011 and December 31, 2010 were account receivables of directors, officers and their affiliates of $1,125 and $41 and payables of $653,422 and $748,460, respectively.  Included in senior notes payable at March 31, 2011 and December 31, 2010 were senior notes purchased by directors and their affiliates of $12,431 and $10,443, respectively.

14. Subsequent Events

As required by ASC 855-10-50, the Company has evaluated subsequent events for adjustment to or disclosure in its unaudited condensed consolidated financial statements through the date the unaudited condensed consolidated financial statements were issued.  On April 18, 2011, IBG LLC paid a dividend to its members of $25,000, of which IBG, Inc.’s proportionate share was $3,938. On April 21, 2011, the Company declared a quarterly cash dividend of $0.10 per share of Common Stock, payable on June 14, 2011 to shareholders of record as of May 27, 2011.  No other recordable or disclosable events occurred through this date.

*****

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes in Item 1, included elsewhere in this report.  In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 28, 2011 and elsewhere in this report.

Introduction

IBG, Inc. is a holding company whose primary asset is ownership of approximately 10.8% of the membership interests of the Group.

We are an automated global electronic market maker and broker specializing in routing orders and executing and processing trades in securities, futures and foreign exchange instruments on more than 90 electronic exchanges and trading venues around the world.  Since our inception in 1977, we have focused on developing proprietary software to automate broker-dealer functions.  The advent of electronic exchanges in the last 21 years has provided us with the opportunity to integrate our software with an increasing number of exchanges and trading venues into one automatically functioning, computerized platform that requires minimal human intervention.

Business Segments

The Company reports its results in two business segments, market making and electronic brokerage.  These segments are analyzed separately as we derive our revenues from these two principal business activities as well as allocate resources and assess performance.

•
Market Making.  We conduct our market making business through our Timber Hill subsidiaries.  As one of the largest market makers on many of the world’s leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over 730,000 tradable, exchange-listed products.  As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold.  Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time.  Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, minimizing the risk of our portfolio at all times.  This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios.

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

Executive Overview

First Quarter Results:  Diluted earnings per share were $0.38 for the three months ended March 31, 2011, 322% higher than the $0.09 earned for the three months ended March 31, 2010.

Consolidated:  For the three months ended March 31, 2011, our net revenues were $367.9 million and income before income taxes was $222.0 million, compared to net revenues of $210.6 million and income before income taxes of $64.9 million for the corresponding period in 2010.  Trading gains increased 149% in the three months ended March 31, 2011, compared to the corresponding period last year due, in part, to wider bid/offer spreads in options.  Commissions and execution fees increased by 19% on increased customer trading activity for the corresponding time period.  Net interest income increased 91% in the three months ended March 31, 2011, compared to the corresponding period last year driven by increases in customer cash balances and fully-secured margin borrowings.  Our pre-tax margin for the three months ended March 31, 2011 was 60%, compared to 31% for the corresponding period in 2010.

Market Making:  During the three months ended March 31, 2011, income before income taxes in our market making segment increased 2,347%, compared with the corresponding period in 2010.  This was driven by wider bid/offer spreads in options and currency translation gains resulting from our policy of maintaining our equity in proportion to a basket of major currencies we call the GLOBAL. Execution and clearing expenses were 22% lower during the three months ended March 31, 2011 than the year-ago quarter due to lower trade volumes and increased executions at venues that pay participants to provide liquidity.  As a market maker under the make-or-take pricing model we are paid for providing liquidity instead of being charged payment for order flow (“PFOF”) fees.  Pre-tax margin increased to 67% in the first quarter of 2011 compared to 7% in the corresponding period of 2010.

We actively manage our global currency exposure by maintaining our equity in proportion to a defined basket of major currencies.  Roughly half of our equity is denominated in currencies other than U.S. dollars.  The U.S. dollar’s weakening relative to other key currencies during this quarter had an estimated $54.0 million positive effect on our market making earnings, as reported in U.S. dollars.  Further discussion of our approach to managing foreign currency risk is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Brokerage:  During the three months ended March 31, 2011, income before income taxes in our electronic brokerage segment increased 40% compared to the corresponding period in 2010.  This reflects an increase in net interest income, and higher commission revenues, partially offset by higher execution and clearing expenses compared to the corresponding period last year.  The increase in net interest income was attributable to increases in interest earned on larger customer cash balances and fully secured margin borrowings.  Pre-tax margin increased from 51% to 55% for the three months ended March 31, 2010 and 2011, respectively.  Total Daily Average Revenue Trades (“DARTs”) for cleared and execution-only customers increased 16% to approximately 423,000 during the three months ended March 31, 2011, compared to approximately 364,000 during the three months ended March 31, 2010.  The number of customer accounts grew 20% from the year-ago quarter.  Customer equity grew by 49%, to $24.8 billion, from the year-ago quarter.

The following tables present historical trading volumes for our business.  Volumes are among several drivers in our business.

TRADE VOLUMES:
(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2006	66,043		51,238		12,828		130,109		518
2007	99,086	50%	72,931	42%	16,638	30%	188,655	45%	752
2008	101,672	3%	120,195	65%	16,966	2%	238,833	27%	944
2009	93,550	-8%	127,338	6%	13,636	-20%	234,524	-2%	934
2010	75,169	-20%	133,658	5%	18,732	37%	227,559	-3%	905

1Q2010	19,613		30,967		4,760		55,340		907
1Q2011	14,488	-26%	38,023	23%	4,458	-6%	56,969	3%	919

CONTRACT AND SHARE VOLUMES:
(in 000’s, except %)

TOTAL

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2006	563,623		62,419		34,493,410
2007	673,144	19%	83,134	33%	47,324,798	37%
2008	757,732	13%	108,984	31%	55,845,428	18%
2009	643,380	-15%	82,345	-24%	75,449,891	35%
2010	678,856	6%	96,193	17%	84,469,874	12%

1Q2010	159,802		21,716		19,906,810
1Q2011	168,164	5%	24,138	11%	22,028,447	11%

* Includes options on futures

CONTRACT AND SHARE VOLUMES:
(in 000’s, except %)

MARKET MAKING

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2006	371,929		14,818		21,180,377
2007	447,905	20%	14,520	-2%	24,558,314	16%
2008 **	514,629	15%	21,544	48%	26,008,433	6%
2009 **	428,810	-17%	15,122	-30%	26,205,229	1%
2010 **	435,184	1%	15,371	2%	19,165,000	-27%

1Q2010 **	103,056		3,072		5,014,107
1Q2011 **	97,595	-5%	3,428	12%	2,633,325	-47%

BROKERAGE TOTAL

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2006	191,694		47,601		13,313,033
2007	225,239	17%	68,614	44%	22,766,484	71%
2008	243,103	8%	87,440	27%	29,836,995	31%
2009	214,570	-12%	67,223	-23%	49,244,662	65%
2010	243,672	14%	80,822	20%	65,304,874	33%

1Q2010	56,746		18,644		14,892,703
1Q2011	70,569	24%	20,710	11%	19,395,122	30%

* Includes options on futures

** In Brazil, an equity option contract typically represents 1 share of the underlying stock; however, the typical minimum trading quantity is 100 contracts.  To make a fair comparison to volume at other exchanges, we have adopted a policy of reporting Brazilian equity options contracts divided by their trading quantity of 100.

CONTRACT AND SHARE VOLUMES, continued:
(in 000’s, except %)

BROKERAGE CLEARED

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2006	32,384		45,351		12,492,870
2007	51,586	59%	66,278	46%	20,353,584	63%
2008	77,207	50%	85,599	29%	26,334,752	29%
2009	93,868	22%	66,241	-23%	46,627,344	77%
2010	103,054	10%	79,144	19%	62,077,741	33%

1Q2010	23,309		18,315		14,046,381
1Q2011	33,762	45%	20,332	11%	18,722,839	33%

* Includes options on futures

BROKERAGE STATISTICS:
(in 000’s, except % and where noted)

	1Q2011	1Q2010	% Change
Total Accounts	168	140	20%
Customer Equity (in billions) *	$24.8	$16.7	49%

Cleared DARTs	387	328	18%
Total Customer DARTs	423	364	16%

(in $'s, except DART per account)
Commission per DART	$4.38	$4.40	0%
DART per Avg. Account (Annualized)	597	604	-1%
Net Revenue per Avg. Account (Annualized)	$3,891	$3,583	9%

* Excluding non-customers

Business Environment

During the first quarter, the financial markets were impacted by events in the Middle East, rising oil prices, and a natural disaster in Japan, followed by the subsequent nuclear crisis.  These incidents contributed to a surge in global exchange-traded derivative volumes, which rose to record levels.  Despite these turbulent events, the average volatility for the quarter remained relatively low and the average level of the S&P 500® index during the first quarter was 16% above the average in the year-ago quarter.

This environment contributed to higher profits for both business segments.  Our brokerage segment benefited from increased volumes, which resulted in higher commissions, and customer account growth.  For our market making segment, which faced challenging conditions in 2010, in the first quarter we observed a positive shift in several factors that boosted our trading gains.

Global trading volumes.  According to data received from exchanges worldwide, volumes in exchange-listed equity-based options increased in the first quarter of 2011 by approximately 25% globally and 24% in the U.S., compared to the corresponding period in 2010.  During the first quarter of 2011 we accounted for approximately 8.4% of the exchange-listed equity-based options (including options on ETFs and stock index products) volume traded worldwide and approximately 11.4% of exchange-listed equity-based options volume traded in the U.S.  This compares to approximately 10.0% of the exchange-listed equity-based options volume traded worldwide and approximately 13.0% of the exchange-listed equity-based options volume traded in the U.S. in the first quarter of 2010.  In the market making segment, we have been more selective with the products and markets in which we trade as we shift our focus away from less profitable activities.  As a result, our market share has declined; however, this is a metric that is not directly correlated with our profits.  See the tables on pages 28 – 30 of this Quarterly Report on Form 10-Q for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

Bid/Offer Spreads.  Bid/offer spreads on exchange-traded options widened during this quarter, which ended a two-year period of contracting spreads.  As reported by the NASDAQ OMX PHLX market, bid/offer spreads in the first quarter were approximately 30% wider than the corresponding period in 2010.  We believe this can be partly attributed to the heightened scrutiny over high frequency trading firms that began after the May 2010 Flash Crash.  Regulators and exchanges began enacting new rules last year, that eliminated some of the advantages high frequency traders (“HFT’s”) had over registered market makers.  The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law last summer and is still being reviewed and debated, is expected to impose strict regulations on the hedge fund industry.  Regulators are also considering new limitations for trading firms designed to restrict the ability of algorithmic order routing to disrupt markets.

Volatility.  Our market making profits are generally correlated with market volatility since we typically maintain an overall long volatility position, which protects us against a severe market dislocation in either direction.  Based on the Chicago Board Options Exchange Volatility Index (“VIX”), the average volatility during the first quarter was approximately 8% lower than it was in the first quarter of 2010.  However, there were several days during the quarter when the VIX spiked to higher levels and boosted our market making trading gains.

The ratio of actual to implied volatility is also meaningful to our results.  Because the cost of hedging our positions is based on implied volatility, while our trading profits are, in part, based on actual market volatility, a higher ratio is generally favorable and a lower ratio generally has a negative effect on our trading gains.  After reaching an extreme low at the end of 2010, this ratio began to climb throughout the first quarter of 2011, and averaged approximately 70% for the period, which was on par with the first quarter of 2010.

Currency fluctuations.  The positive shift in market making conditions was further augmented by currency fluctuations that contributed to our trading gains.  As a global market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk.  We actively hedge this exposure by keeping our net worth in proportion to a defined basket of major currencies.  Most of these currencies strengthened against the U.S. dollar during the first quarter of 2011.  Because we report our financial results in U.S. dollars, this created translation gains which positively impacted our earnings.

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

See “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2011 and elsewhere in this report for a discussion of other risks that may affect our financial condition and results of operations.

Non-GAAP Financial Measures

Non-GAAP measures are used to isolate items that the Company’s management views as non-operating in nature, or as material to operating results but not otherwise reported therein.  Presentation of non-GAAP measures is intended to give a clearer description of operating results. Given its material impact on our reported financial results, the following  non-GAAP measure is presented for the periods ending March 31, 2011 and 2010:

In connection with our currency hedging strategy, we have determined to base our net worth in GLOBALs, a basket of major currencies in which we hold our equity.  Pursuant to U.S. GAAP convention, a portion of our currency translation gains and losses is reported as Other Comprehensive Income in the unaudited condensed consolidated statements of financial condition.  This income is, in effect, shifted from the reported earnings to the consolidated statement of financial condition.  The purpose of this non-GAAP measure is to report all currency translation gains and losses as if they were included in the unaudited condensed consolidated statements of income.  This analysis contains certain assumptions about tax rates and should, therefore, be considered an estimate.

In summary, incorporating this item in the unaudited condensed consolidated statements of income increases diluted earnings per share by approximately $0.03 for the quarter ended March 31, 2011 and decreases diluted earnings per share by $0.03 for the corresponding period last year.

The Company believes that it is appropriate to include this item in the unaudited condensed consolidated statements of income to achieve a proper representation of the Company’s financial performance.  For a reconciliation of our U.S. GAAP to non-GAAP results see “GAAP to NON-GAAP Reconciliation and Footnotes” on page 42 – 43 of this Quarterly Report on Form 10-Q.

Results of Operations

The tables in the period comparisons below provide summaries of our revenues and expenses.  The period-to-period comparisons below of financial results are not necessarily indicative of future results.  The following table sets forth our unaudited consolidated results of operations for the indicated periods:

	As Reported		Non-GAAP
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
	(in millions except share and per share data)		(in millions except share and per share data)

Revenues:
Trading gains	$200.3	$80.6	$219.0	$59.6
Commissions and execution fees	109.2	91.7	109.2	91.7
Interest income	58.7	36.6	58.7	36.6
Other income	17.4	16.8	17.4	16.8

Total revenues	385.6	225.7	404.3	204.7

Interest expense	17.7	15.1	17.8	15.1

Total net revenues	367.9	210.6	386.5	189.6

Non-interest expenses:
Execution and clearing	66.2	69.7	66.2	69.7
Employee compensation and benefits	52.4	50.5	52.4	50.5
Occupancy, depreciation and amortization	9.2	9.2	9.2	9.2
Communications	5.5	5.4	5.5	5.4
General and administrative	12.6	10.9	12.6	10.9

Total non-interest expenses	145.9	145.7	145.9	145.7

Income before income taxes	222.0	64.9	240.6	43.9

Income tax expense	18.7	5.2	23.3	1.2

Net income	203.3	59.7	217.3	42.7

Less net income attributable to non-controlling interests	187.0	55.8	199.7	40.3

Net income available for common shareholders	$16.3	$3.9	$17.6	$2.4

Earnings per share:
Basic	$0.38	$0.09	$0.42	$0.06
Diluted	$0.38	$0.09	$0.41	$0.06

Weighted average common shares outstanding:
Basic	42,231,651	41,216,879	42,231,651	41,216,879
Diluted	42,791,822	41,966,053	42,791,822	41,966,053

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Net Revenues

Total net revenues for the quarter ended March 31, 2011 increased $157.3 million or 75%, to $367.9 million from $210.6 million during the quarter ended March 31, 2010.  On a non-GAAP basis, total net revenues for the quarter ended March 31, 2011 increased $196.9 million or 104% to $386.5 million from $189.6 million during the quarter ended March 31, 2010.  Trading volume is an important driver of revenues and costs for both our market making and electronic brokerage segments.  During 2011, options and futures contracts and stock shares volume executed by our subsidiaries increased by 5%, 11% and 11% respectively.  The increase in contract and share volumes was driven by our brokerage segment which saw increases in options and futures contracts and stock shares trading by our customers of 24%, 11% and 30% respectively.  This increased volume contributed to an increase of $17.5 million in commissions and execution fees while increased customer cash and margin balances contributed to an increase of $17.5 million in net interest income in that segment.  In our market making segment, wider bid/offer spreads in options and a better volatility environment contributed to an increase of $119.7 million in trading gains.

            Trading Gains.  Overall trading gains for the quarter ended March 31, 2011, increased $119.7 million, or 149%, to $200.3 million from $80.6 million for the quarter ended March 31, 2010.  On a non-GAAP basis, trading gains for the quarter ended March 31, 2011 increased $159.4 million, or 267% to $219.0 million from $59.6 million for the quarter ended March 31, 2010.  As market makers, we provide liquidity by buying from sellers and selling to buyers.  During the quarter ended March 31, 2011, our market making operations executed 14.5 million trades, a decrease of 26% compared to the number of trades executed in the quarter ended March 31, 2010.  Options contracts decreased 5%, futures contracts increased 12% and stock shares decreased by 47% for the quarter ended March

31, 2011 compared to 2010.  The increase in trading gains was primarily due to wider bid/offer spreads on exchange listed options and a higher ratio of actual to implied volatility versus the previous year, as described in the Business Environment section above.

Included in trading gains are net dividends, net bond trading interest and currency translation gains and losses from market making activities.  Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record.  When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase stock after the ex-dividend date.  Hence, the apparent gains and losses due to these price changes, reflecting the value of dividends paid to shareholders, must be taken together with the dividends paid and received, respectively, to accurately reflect the results of our market making operations.  As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in foreign currencies.  Translation gains of $18.7 million were recognized in the quarter ended March 31, 2011, primarily from foreign currency balances held by our subsidiaries, compared to translation losses of $41.4 million for the quarter ended March 31, 2010.  Translation gain or loss is reported in accordance with the FASB Codification and does not contain the full translation effects of our policy of maintaining our equity in proportion to the basket of currencies we refer to as the GLOBAL, part of which may be reported as trading gains and part as other comprehensive income, which is reported in the unaudited condensed consolidated statements of financial condition.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Commissions and Execution Fees.  Commissions and execution fees for the quarter ended March 31, 2011 increased $17.5 million, or 19%, to $109.2 million, as compared to the quarter ended March 31, 2010.  The increase was driven by higher overall trade volume from our customers.  Volume in options and futures contracts and stock shares increased by 24%, 11% and 30%, respectively, for the quarter ended March 31, 2011 from the corresponding period in 2010.  Total DARTs for cleared and execution-only customers for the quarter ended March 31, 2011 increased 16% to approximately 423,000, compared to approximately 364,000 during the quarter ended March 31, 2010.  DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 18% to approximately 387,000, for the quarter ended March 31, 2011, compared to approximately 328,000 for the quarter ended March 31, 2010. The number of customer accounts grew by 20% to approximately 168,000 at March 31, 2011, compared to approximately 140,000 at March 31, 2011.  Average commission per DART for cleared customers, for the quarter ended March 31, 2011, decreased by less than 1% to $4.38, as compared to $4.40 for the quarter ended March 31, 2010.

Interest Income and Interest Expense.  Net interest income (interest income less interest expense) for the quarter ended March 31, 2011 increased $19.5 million, or 91%, to $41.0 million, as compared to the quarter ended March 31, 2010.  Net interest income was derived primarily from the electronic brokerage segment during the quarter ended March 31, 2011.  Net interest earned by electronic brokerage increased $17.5 million, or 89%, to $37.1 million, as compared to the quarter ended March 31, 2010.  Average customer cash balances increased by 48%, to $16.2 billion, and average customer fully secured margin borrowings increased 104%, to $7.84 billion, for the quarter ended March 31, 2011, as compared to $10.97 billion and $3.84 billion, respectively, for the quarter ended March 31, 2010.  The average Fed Funds effective rate increased 2 basis points to 0.15% for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010.  For market making, net interest income increased $0.9 million from the corresponding period last year to $2.2 million.  As a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio.  When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income.  When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income.  Average securities borrowed decreased by 40%, to $3.35 billion and average securities loaned increased by 22%, to $1.56 billion, for the quarter ended March 31, 2011.

Other Income.  Other income, for the quarter ended March 31, 2011, increased $0.6 million, or 4%, to $17.4 million, as compared to the quarter ended March 31, 2010.  This increase was primarily attributable to a $3.3 million mark-to-market gain on non-trading securities, mainly from our investment in exchanges.  This increase was partially offset by a $1.1 million decrease in order flow income due to increased options volume executed on exchanges using the make-or-take pricing model, where we are paid for providing liquidity and charged for taking liquidity instead of collecting payment for order flow. In addition, market maker incentive fees were $1.0 million lower than in the quarter ended March 31, 2010.

Non-Interest Expenses

Non-interest expenses, for the quarter ended March 31, 2011, increased by $0.2 million, or less than 1%, to $145.9 million from $145.7 million, during the quarter ended March 31, 2010. The increase was primarily due to higher employee compensation and benefits costs as well as higher general and administrative expenses, offset by lower execution and clearing expenses.  As a percentage of total net revenues, non-interest expenses decreased to 40% for the quarter ended March 31, 2011 from 69% during the corresponding period in 2010.

Execution and Clearing.  Execution and clearing expenses, for the quarter ended March 31, 2011, decreased $3.5 million, or 5%, to $66.2 million, as compared to the quarter ended March 31, 2010.  Despite higher trading volume in all product classes, the decrease resulted from lower exchange fees at certain U.S. options exchanges with the make-or-take pricing models, offset by an increase in exchange and clearing fees on an 11% rise in futures contract volume traded during the quarter ended March 31, 2011.

Employee Compensation and Benefits.  Employee compensation and benefits expenses, for the quarter ended March 31, 2011, increased by $1.9 million, or 4%, to $52.4 million, as compared to the quarter ended March 31, 2010.  This increase reflects the 6% growth in the average number of employees to 859 for the quarter ended March 31, 2011, as compared to 808 for the corresponding period in 2010.  As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff.  The continued recognition of costs associated with of our stock incentive plan also increased employee compensation and benefits expense.  As a percentage of total net revenues, employee compensation and benefits expenses were 14% and 24%, for the quarter ended March 31, 2011 and 2010, respectively.

General and Administrative.  General and administrative expenses, for the quarter ended March 31, 2011, increased $1.7 million, or 16% to $12.6 million, as compared to the quarter ended March 31, 2010.  The increase in general and administrative expenses was attributable to increases in advertising expenses and “non-income” related taxes.

Business Segments

The following table sets forth the net revenues and non-interest expenses and income before income taxes of our business segments:

		Three Months
		Ended March 31,
		2011	2010
		(in millions)

Market Making	Net revenues	$202.3	$82.8
	Non-interest expenses	67.7	77.3

	Income before income taxes	$134.6	$5.5

	Pre-tax profit margin	67%	7%

Electronic Brokerage	Net revenues	$163.7	$127.2
	Non-interest expenses	73.6	62.8

	Income before income taxes	$90.1	$64.4

	Pre-tax profit margin	55%	51%

Corporate*	Net revenues	$1.9	$0.6
	Non-interest expenses	4.6	5.6

	Income before income taxes	($2.7)	($5.0)

Total	Net revenues	$367.9	$210.6
	Non-interest expenses	145.9	145.7

	Income before income taxes	$222.0	$64.9

	Pre-tax profit margin	60%	31%

*  Corporate includes corporate related activities as well as inter-segment eliminations.

The following sections discuss results of our operations by business segment, excluding a discussion of corporate income and expense.  In the following tables, revenues and expenses directly associated with each segment are included in determining income before income taxes.  Due to the integrated nature of the business segments, estimates and judgments have been made in allocating certain revenue and expense items.  Transactions between segments generally result from one subsidiary facilitating the business of another subsidiary through the use of its existing trading memberships and clearing arrangements.  In such cases, certain revenue and expense items are eliminated to accurately reflect the external business conducted in each segment.  Rates on transactions between segments are designed to approximate full costs.  In addition to execution and clearing expenses, which are the main cost driver for both the market making segment and the electronic brokerage segment, each segment’s operating expenses include (i) employee compensation and benefits expenses that are incurred directly in support of the businesses, (ii) general and administrative expenses, which include directly incurred expenses for property leases, professional fees, travel and entertainment, communications and information services, equipment, and (iii) indirect support costs (including compensation and other related operating expenses) for administrative services provided by IBG LLC.  Such administrative services include, but are not limited to, computer software development and support, accounting, tax, legal and facilities management.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	As Reported		Non-GAAP
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
	(in millions)		(in millions)
Revenues:
Trading gains	$199.4	$79.8	$218.0	$58.8
Interest income	13.1	14.2	13.1	14.2
Other income	0.7	1.7	0.7	1.7

Total revenues	213.2	95.7	231.8	74.7

Interest expense	10.9	12.9	10.9	12.9

Total net revenues	202.3	82.8	220.9	61.8

Non-interest expenses:
Execution and clearing	31.8	40.6	31.8	40.6
Employee compensation and benefits	16.4	18.9	16.4	18.9
Occupancy, depreciation and amortization	2.5	2.4	2.5	2.4
Communications	2.6	3.2	2.6	3.2
General and administrative	14.4	12.2	14.4	12.2

Total non-interest expenses	67.7	77.3	67.7	77.3

Income before income taxes	$134.6	$5.5	$153.2	($15.5)

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Market making total net revenues for the quarter ended March 31, 2011 increased $119.5 million, or 144%, to $202.3 million, from $82.8 million during the quarter ended March 31, 2010. On a non-GAAP basis, market making total net revenues for the quarter ended March 31, 2011 increased $159.1 million or 257% to $220.9, from $61.8 million during the quarter ended March 31, 2010.  Trading gains for the quarter ended March 31, 2011 increased $119.6 million, or 150%, primarily due to wider bid/offer spreads on exchange-traded options and a higher ratio of actual to implied volatility.  On a non-GAAP basis, trading gains for the quarter ended March 31, 2011 increased $159.2 million, or 271% to $218.0 million, from $58.8 million during the quarter ended March 31, 2010.  Market making futures contract volume increased 12% and options and stock share volume decreased 5% and 47% respectively, in the quarter ended March 31, 2011 as compared to the corresponding period in 2010.  In 2010, and during the first quarter of 2011, we began to selectively pare down trading in less profitable products. Trading gains also include translation gains and losses.  Translation gains, for the quarter ended March 31, 2011 were $18.7 million as compared to translation losses of $41.4 million, for the quarter ended March 31, 2010. Translation gain or loss is reported in accordance with the FASB Codification and does not contain the full translation effects of our policy of maintaining our equity in proportion to the basket of currencies we refer to as the GLOBAL, part of which may be reported as trading gains and part as Other Comprehensive Income, which is reported in the Statement of Financial Condition.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.” Net interest income for the quarter ended March 31, 2011 increased by $0.9 million to $2.2 million.  As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets.  In the quarter ended March 31, 2011, these factors, together with securities lending activity, produced slightly more interest income than in the first quarter of 2010.

Market making non-interest expenses for the quarter ended March 31, 2011 decreased $9.6 million, or 12%, as compared to the quarter ended March 31, 2010.  The decrease primarily resulted from a $8.8 million decrease in execution and clearing fees and a $2.5 million decrease in employee compensation and benefits expenses, partially offset by a $2.2 million increase in general and administrative fees during the quarter ended March 31, 2011 compared to 2010.  Within execution and clearing fees, exchange order flow expenses decreased $3.4 million during the quarter ended March 31, 2011 compared to the corresponding period in 2010.  This decrease was driven by a greater proportion of our U.S. options volume executed on exchanges with make-or-take pricing, where we are paid for providing liquidity.  The increase in general and administrative fees was largely a result of a $1.9 million increase in administrative and consulting fees during the quarter ended March 31, 2011 compared to the corresponding period in 2010.  Employee compensation expenses decreased as a result of a $1.1 million decrease in salaries and bonuses expenses related to an 11% reduction in head count.  As a percentage of total net revenues, market making non-interest expenses decreased to 33% from 93% for the quarters ended March 31, 2011 and 2010, respectively.

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months
	Ended March 31,
	2011	2010
	(in millions)

Revenues:
Commissions and execution fees	$109.2	$91.7
Interest income	45.2	23.0
Other income	17.4	15.9

Total revenues	171.8	130.6

Interest expense	8.1	3.4

Total net revenues	163.7	127.2

Non-interest expenses:
Execution and clearing	35.1	29.0
Employee compensation and benefits	14.4	14.3
Occupancy, depreciation and amortization	3.1	3.4
Communications	2.8	2.2
General and administrative	18.2	13.9

Total non-interest expenses	73.6	62.8

Income before income taxes	$90.1	$64.4

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Electronic brokerage total net revenues for the quarter ended March 31, 2011 increased $36.5 million, or 29%, to $163.7 million, from $127.2 million during the quarter ended March 31, 2010, primarily due to higher commission and execution fees and an increase in net interest income.  Commission and execution fees increased $17.5 million, or 19%, and net interest income increased $17.5 million, or 89%, for the quarter ended March 31, 2011 compared to the corresponding period in 2010.  The increase in net interest income was attributable to an increase of $5.24 billion in average customer cash balances and an increase of $4.00 billion in average fully secured margin borrowings.  Contributing to the increase in net interest income, the average Fed Funds effective rate increased approximately 2 basis points to 0.15% for the quarter ended March 31, 2011 as compared to 0.13% for the quarter ended March 31, 2010.  The increase in commission and execution fees is directly attributable to increased customer trading volume.  Volume in options and futures contracts and stock shares increased by 24%, 11% and 30%, respectively, for the quarter ended March 31, 2011 from the corresponding period in 2010.  Total DARTs from cleared and execution only customers for the quarter ended March 31, 2011 increased 16% to approximately 423,000, compared to approximately 364,000 during the quarter ended March 31, 2011.  DARTs from cleared customers for the quarter ended March 31, 2011 increased 18% to approximately 387,000, compared to approximately 328,000 during the quarter ended March 31, 2010.  Total customer equity grew by 49% to $24.8 billion at March 31, 2011, from $16.7 billion at March 31, 2010.  The number of customer accounts grew 20% from March 31, 2010 to approximately 168,000.

Electronic brokerage non-interest expenses for the quarter ended March 31, 2011 increased $10.8 million, or 17%, as compared to the quarter ended March 31, 2010.  Within non-interest expenses, execution and clearing expenses increased by $6.1 million, driven by an 11% increase in customer futures trading volume.  Employee compensation and benefits expenses increased by $0.1 million, or 1% during the quarter ended March 31, 2011 compared to 2010.  General and administrative expenses increased $4.3 million as administrative and consulting fees increased $3.4 million during the quarter ended March 31, 2011 compared to 2010.  As a percentage of total net revenues, non-interest expenses decreased to 45% from 49% for the quarter ended March 31, 2011 as compared to 2010.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet.  The majority of our assets consist of exchange-listed marketable securities, which are marked-to-market daily, cash and securities segregated for customers, and collateralized receivables arising from customer-related and proprietary securities transactions.  Collateralized receivables consist primarily of securities borrowed, and, to a lesser extent, customer margin loans, receivables from clearing houses for settlement of securities transactions and securities purchased under agreements to resell.  At March 31, 2011, total assets were $30.05 billion of which approximately $29.60 billion, or 98%, were considered liquid and consisted predominantly of marketable securities, customers’ cash and collateralized receivables.

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

For purposes of providing additional liquidity and further increasing our regulatory capital reserves, we issue senior notes and we maintain a committed senior secured revolving credit facility from a syndicate of banks (see “Principal Indebtedness” below).  As of March 31, 2011, borrowings under these facilities totaled $200.9 million, which represented 4.3% of our total capitalization.  Liability balances in connection with our securities loaned, short-term borrowings and senior notes payable approximated their respective average monthly balances during the quarter ended March 31, 2011.  The liability balance in connection with our payables to customers as of March 31, 2011 exceeded its respective average monthly balance during the quarter ended March 31, 2011, due to the growth of our Brokerage business. Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our future liquidity needs for more than the next twelve months.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth.  Our consolidated equity decreased $0.44 billion or 9% from $4.88 billion at March 31, 2010 to $4.44 billion at March 31, 2011 as a result of the approximately $1 billion dividend that IBG LLC paid out in 2010, offset by twelve months of earnings.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Cash used in operating activities	$ (36.7)	$ (24.2)
Cash used in investing activities	(35.0)	(4.1)
Cash (used in) provided by financing activities	(113.3)	68.7
Effect of exchange rate changes on cash and cash equivalents	6.9	3.3
(Decrease) increase in cash and cash equivalents	$ (178.1)	$ 43.7

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

Three Months Ended March 31, 2011:   Our cash and cash equivalents decreased by $178.1 million to $1,176.2 million for the three months ended March 31, 2011.  We used $36.7 million in net cash in operating activities.  We used net cash of $148.3 million in our investing and financing activities primarily due to the repayment of borrowings under our senior secured revolving credit facility.

Three Months Ended March 31, 2010:   Our cash and cash equivalents increased by $43.7 million to $850.2 million for the three months ended March 31, 2010.  We used $24.2 million in net cash in operating activities.  We raised net cash of $64.6 million in our investing and financing activities primarily due to an increase in short-term borrowings.

Regulatory Capital Requirements

Our principal operating subsidiaries are subject to separate regulation and capital requirements in the United States and other jurisdictions.  Timber Hill LLC and Interactive Brokers LLC are registered U.S. broker-dealers and futures commission merchants, and their primary regulators include the SEC, the Commodity Futures Trading Commission, the Chicago Board Options Exchange, the Chicago Mercantile Exchange, the Financial Industry Regulatory Authority and the National Futures Association.  Timber Hill Europe AG is registered to do business in Switzerland as a securities dealer and is regulated by the Swiss Financial Market Supervisory Authority.  Interactive Brokers (U.K.) Limited is subject to regulation by the U.K. Financial Services Authority.  Our various other operating subsidiaries are similarly regulated.  See Note 12 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our regulatory capital requirements.

At March 31, 2011, aggregate excess regulatory capital for all of the Operating Companies was $2.80 billion.

Principal Indebtedness

IBG LLC is the borrower under a $100.0 million senior secured revolving credit facility, which had no balance outstanding as of March 31, 2011, and is the issuer of senior notes, of which $200.9 million were outstanding as of March 31, 2011.

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

At maturity, subject to meeting certain terms of the facility, IBG LLC will have an option to convert the facility to a one-year term loan.  As of March 31, 2011, no borrowings were outstanding under this credit facility and IBG LLC was in compliance with all of the covenants.  This credit facility replaced a $100 million senior secured revolving credit facility that expired on May 19, 2010.

Senior Notes

IBG LLC periodically issues senior notes in private placements to certain qualified customers of IB LLC.  IBG LLC uses the proceeds from sales of the senior notes to provide capital to IBG LLC’s broker-dealer subsidiaries in the form of subordinated loans and for other general purposes.  In September of 2010 we reduced the interest rate on new notes to 5% per annum.  The outstanding senior notes have a 7% and 5% per annum interest rate, and either a 15-month or an 18-month maturity.  IBG LLC may, solely at its option, redeem the senior notes at any time on or after a specified date in the third month or the sixth month, respectively, after the date on which the senior notes are issued and sold, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued interest.

Total senior notes outstanding at March 31, 2011 of $200.9 million all carried a 5% per annum rate.  Senior notes outstanding at December 31, 2010 were $194.6 million with $46.9 being 7% notes and $147.7 million being 5% notes.  During the period from January 1 through March 31, 2011, total senior notes issued were $143.7 million, and senior notes redeemed totaled $137.4 million.
.

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

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware.  These expenditure items are reported as property and equipment.  Capital expenditures for property and equipment were approximately $3.2 million and $4.1 million for the three month periods ending March 31, 2011 and 2010, respectively.  We anticipate that our gross capital expenditures will be level with the first three months of the year, including costs related to expansion of our data center and backup facilities.  We expect our future capital expenditures to rise as we continue our focus on technology infrastructure initiatives to further enhance our competitive position.  We anticipate that we will fund capital expenditures with cash from operations and cash on hand.  In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance.  If we pursue any strategic acquisitions, we may incur additional capital expenditures.

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

Strategic Investments and Acquisitions

We periodically engage in evaluations of potential strategic investments and acquisitions.  The Company holds strategic investments in electronic trading exchanges including: Boston Options Exchange, LLC; OneChicago LLC and CBOE Stock Exchange, LLC.  The company has also made investments in Quadriserv Inc., an electronic securities lending platform provider and Factor Advisors, LLC, an Exchange Traded Funds (“ETF”) issuer.

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own.  At March 31, 2011, there were no definitive agreements with respect to any material acquisition.

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

GAAP to NON-GAAP Reconciliation and Footnotes

IBG Inc. Consolidated

		1Q2011			1Q2010

(In thousands, except shares or per share amounts)
		As Reported	Non-GAAP Adjustments	Non-GAAP Financial Performance Measures	As Reported	Non-GAAP Adjustments	Non-GAAP Financial Performance Measures

Net Revenues:
As reported		$ 367,887			$ 210,570
Non-GAAP Adjustments for non-operating activities -
Other Comprehensive Income	(a)		$ 18,622			$ (20,955)
		$ 367,887	$ 18,622	$ 386,509	$ 210,570	$ (20,955)	$ 189,615

Income Before Income Taxes:
As reported		$ 221,971			$ 64,913
Non-GAAP Adjustments for non-operating activities -
Other Comprehensive Income	(a)		$ 18,622			$ (20,955)
		$ 221,971	$ 18,622	$ 240,593	$ 64,913	$ (20,955)	$ 43,958

Pre-tax profit margin		60%		62%	31%		23%

Income Tax Expense
As reported		$ 18,731			$ 5,226
Non-GAAP Adjustments for non-operating activities -
Other Comprehensive Income	(a)		$ 4,606			$ (3,989)
		$ 18,731	$ 4,606	$ 23,337	$ 5,226	$ (3,989)	$ 1,237

Net Income (loss) attributable to common stockholders
As reported		$ 16,251			$ 3,891
Non-GAAP Adjustments for non-operating activities -
Other Comprehensive Income	(a)		$ 1,303			$ (1,434)
		$ 16,251	$ 1,303	$ 17,554	$ 3,891	$ (1,434)	$ 2,457

Earnings per Share:
Basic		$ 0.38	$ 0.04	$ 0.42	$ 0.09	$ (0.03)	$ 0.06
Diluted		$ 0.38	$ 0.03	$ 0.41	$ 0.09	$ (0.03)	$ 0.06

Weighted Average Shares:
Basic		42,231,651		42,231,651	41,216,879		41,216,879
Diluted		42,791,822		42,791,822	41,966,053		41,966,053

(a)  Reporting the effect of currency rate changes on the Company's financial statements directly through equity as a component of Other Comprehensive Income is a U.S. GAAP reporting convention.  Management measures the Company's performance by including such currency effects in trading gains, a component of net revenues, and in income, net of the effective tax rates paid by foreign subsidiaries and net of U.S. Corporate Taxes on the Company's share of such income.  The combined effective tax rate for foreign subsidiaries was 23.5% and 17.2% for the quarter ended March 31, 2011 and 2010, respectively. The Company's effective U.S. Corporate Tax Rate was 36.8%.

Market Making Segment

		1Q2011			1Q2010

(In thousands, except shares or per share amounts)
		As Reported	Non-GAAP Adjustments	Non-GAAP Financial Performance Measures	As Reported	Non-GAAP Adjustments	Non-GAAP Financial Performance Measures

Net Revenues:
As reported		$ 202,338			$ 82,781
Non-GAAP Adjustments for non-operating activities -
Other Comprehensive Income	(a)		$ 18,622			$ (20,955)
		$ 202,338	$ 18,622	$ 220,960	$ 82,781	$ (20,955)	$ 61,826

Income Before Income Taxes:
As reported		$ 134,666			$ 5,456
Non-GAAP Adjustments for non-operating activities -
Other Comprehensive Income	(a)		$ 18,622			$ (20,955)
		$ 134,666	$ 18,622	$ 153,288	$ 5,456	$ (20,955)	$ (15,499)

Pre-tax profit margin		67%		69%	7%		-25%

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

                 We have been from time to time subject to certain pending and legal actions which arise out of the normal course of business.  Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages.  We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement.  Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred.  As of March 31, 2011, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously.  Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period.  As of March 31, 2011 and December 31, 2010, reserves provided for potential losses related to litigation matters were not material.

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

Recent Accounting Pronouncements

Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates (“ASU’s”) as the means to add to or delete from, or otherwise amend the ASC.  In 2010 and 2011, prior to the issuance of the Company’s unaudited condensed consolidated financial statements, ASU 2010-13, and ASU 2011-01 through ASU 2011-03 were issued.  Following is a summary of recently issued ASU’s that may affect the Company’s unaudited condensed consolidated financial statements:

	Affects	Status

ASU 2010-13	Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early application is permitted.

ASU 2011-01	Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20	Effective on issuance.

ASU 2011-02	Receivables (Topic 310) - A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring	First interim or annual period beginning after June 15, 2011, to be applied retrospectively to the beginning of the annual period of adoption. Early adoption is permitted.

ASU 2011-03	Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early application is not permitted.

Adoption of those ASU’s that became effective during 2011, prior to the issuance of the Company’s unaudited condensed consolidated financial statements, did not have a material effect on those financial statements.  Management is assessing the potential impact on the Company’s financial statements of adopting ASU’s that will become effective in the future.

ASC/IFRS Convergence

In February 2010, the SEC issued “Commission Statement in Support of Convergence and Global Accounting Standards”, a formal statement updating the status of its November 2008 “Roadmap for the Potential Use of Financial Statements Prepared in Accordance with International Financial Reporting Standards by U.S. Issuers” (“IFRS Roadmap”).  The statement supported convergence of accounting standards and the development of a single set of global accounting standards.  As directed in this statement, the SEC staff issued “Work Plan for the Consideration of Incorporating International Financial Reporting Standards into the Financial Reporting System for U.S. Issuers” (the “Work Plan”) in May 2010.  The Work Plan is expected to provide the SEC with information to be able to conclude whether IFRS should be adopted for U.S. registrants.  While neither the February statement nor the Work Plan define a certain date for adoption of IFRS, both documents stated an expectation that a decision on whether the SEC would mandate adoption of IFRS is expected to be made in 2011.  If a decision to adopt IFRS is made at that point in time, initial adoption for U.S. registrants would be approximately December 31, 2015 or 2016, with a transition date of either January 1, 2013 or 2014 for the initial three year retrospective comparative reporting period.  Certain of the non-U.S. Operating Companies currently report or will be required to report their separate company financial statements under IFRS, as adopted in their local jurisdictions.  Management continues to assess the potential impact of adopting IFRS on the Company’s unaudited condensed consolidated financial statements.

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

We hedge our currency exposure throughout the day on a continuous basis.  In connection with the development of our currency hedging strategy, we have determined to base our net worth in GLOBALs.  We currently define a GLOBAL as consisting of 55 U.S. cents, 24 Euro cents, 10 Japanese yen, 3 British pence, 4 Canadian cents and 3 Australian cents.  With the growth of our international operations, we foresee including other currencies in our definition of the GLOBAL.  As our forex market making systems continue to develop, and as more exchanges trade more forex-based products electronically, we expect more trading volume to flow through this system and, accordingly, we expect to be able to manage the risks in forex in the same low cost manner as we currently manage the risks of our market making in equity-based products.

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

Interest Rate Risk

Under our senior secured revolving credit facility, we have the ability to choose borrowing tenors from overnight to twelve months, which permits us to minimize the risk of interest rate fluctuations.  We have no borrowings outstanding under this facility as of March 31, 2011.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies.  In a normal rate environment, we typically invest a portion of these funds in U.S. government treasury securities with maturities of up to three months.  Under these circumstances, if interest rates were to increase rapidly and substantially, in increments that were not reflected in the yields on these treasury securities, our net interest income from customer deposits would decrease.  Based upon investments outstanding at March 31, 2011, we had minimal exposure of this nature.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment.  Due to a currently low rate environment, a decrease of the U.S. benchmark interest rates to zero, or roughly 0.15%, would reduce our net interest income by approximately $2.2 million on an annualized basis.

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

We expect this kind of exposure to increase with growth in our overall business.  Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations.  As of March 31, 2011, we had $9.29 billion in margin credit extended to our customers.  The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices.  Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve or the SEC portfolio margining regulations, as appropriate.  As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on February 28, 2011.  During our normal course of business, the Company’s regulated operating companies are in discussions with regulators about matters raised during regulatory examinations or otherwise subject to their inquiry.  These matters could result in censures, fines or other sanctions.  Management believes the outcome of any resulting actions will not be material to the Company’s financial condition, results of operations or cash flows.  However, the Company is unable to predict the outcome of these matters.

The Company believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on the consolidated financial condition of the Company.  Legal reserves have been established in accordance with ASC 450, Contingencies.  The ultimate resolution may differ from the amounts reserved.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in under Part 1, Item 1A of our Annual Report on From 10-K filed with the SEC on February 28, 2011.

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

10.5	Interactive Brokers Group, Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.8 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+

10.6	Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan. (filed as Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Extension Schema*

101.CAL	XBRL Extension Calculation Linkbase*

101.DEF	XBRL Extension Definition Linkbase*

101.LAB	XBRL Extension Label Linkbase*

101.PRE	XBRL Extension Presentation Linkbase*
________________________________________

**	Previously filed; incorporated herein by reference.

+	These exhibits relate to management contracts or compensatory plans or arrangements.

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011,
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

Date: May 6, 2011