Form 10-Q
period 2011-06-30
Interactive Brokers Group, Inc.
filed 2011-08-09
CIK 1381197

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

As of August  9, 2011, there were 45,565,484 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

INTERACTIVE BROKERS GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

Financial Statements Introductory Note

Interactive Brokers Group, Inc. (“IBG, Inc.” or the “Company”) is a holding company whose primary asset is its ownership of approximately 11.0% of the membership interests of IBG LLC (the “Group”).  See Notes 1 and 4 to the unaudited condensed consolidated financial statements for further discussion of the Company’s capital and ownership structure.

We are an automated global electronic broker and market maker specializing in routing orders and executing and processing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 90 electronic exchanges and trading venues around the world.  In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut and from Chicago, Illinois and Jersey City, New Jersey.  Abroad, we conduct business through offices located in Canada, England, Switzerland, Hong Kong, India, Australia and Japan.  At June 30, 2011 we had 857 employees worldwide.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(Unaudited)
	June 30,	December 31,
(in thousands, except share data)	2011	2010
Assets
Cash and cash equivalents	$1,422,935	$1,354,219
Cash and securities - segregated for regulatory purposes	8,807,874	7,888,093
Securities borrowed	3,215,552	3,292,345
Securities purchased under agreements to resell	304,278	336,299
Trading assets, at fair value:
Financial instruments owned	4,125,305	5,420,929
Financial instruments owned and pledged as collateral	1,978,158	2,001,488
	6,103,463	7,422,417
Other receivables:
Customers, less allowance for doubtful accounts of $20,746 and
$17,871 at June 30, 2011 and December 31, 2010	9,320,028	6,973,033
Brokers, dealers and clearing organizations	947,365	732,869
Receivable from affiliate	581	1,185
Interest	22,774	18,502
	10,290,748	7,725,589
Other assets	495,405	479,806
Total assets	$30,640,255	$28,498,768

Liabilities and equity
Liabilities:
Trading liabilities - financial instruments sold but not yet purchased,
at fair value	$4,939,976	$6,125,224
Securities loaned	1,757,467	1,659,611
Short-term borrowings	42,964	187,380
Other payables:
Customers	18,158,887	15,060,479
Brokers, dealers and clearing organizations	283,370	248,685
Payable to affiliate	284,862	284,860
Accounts payable, accrued expenses and other liabilities	399,779	409,757
Interest	9,107	7,682
	19,136,005	16,011,463

Senior notes payable	178,300	194,603
Senior secured credit facility	-	100,000
	26,054,712	24,278,281

Commitments, contingencies and guarantees

Equity:
Stockholders’ equity:
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 50,298,024
Outstanding – 43,581,860 and 42,231,551 shares at June 30, 2011
and December 31, 2010	503	503
Class B – Authorized, Issued and Outstanding – 100 shares
at June 30, 2011 and December 31, 2010	-	-
Additional paid-in capital	522,434	535,630
Retained earnings	113,958	92,504
Accumulated other comprehensive income, net of income taxes of
$15,251 and $12,284 at June 30, 2011 and December 31, 2010	26,242	21,137
Treasury stock, at cost, 6,716,164 and 8,066,473 shares
at June 30, 2011 and December 31, 2010	(132,542)	(161,947)
Total stockholders’ equity	530,595	487,827
Non-controlling interests	4,054,948	3,732,660
Total equity	4,585,543	4,220,487
Total liabilities and equity	$30,640,255	$28,498,768

	See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except for shares or per share amounts)	2011	2010	2011	2010

Revenues:
Trading gains	$120,569	$77,640	$320,907	$158,214
Commissions and execution fees	106,432	107,519	215,631	199,252
Interest income	79,400	40,968	138,063	77,617
Other income	14,976	17,723	32,411	34,497
Total revenues	321,377	243,850	707,012	469,580

Interest expense	24,437	17,714	42,184	32,874

Total net revenues	296,940	226,136	664,828	436,706

Non-interest expenses:
Execution and clearing	66,074	75,482	132,311	145,170
Employee compensation and benefits	52,651	49,578	105,010	100,036
Occupancy, depreciation and amortization	9,059	9,148	18,305	18,352
Communications	6,665	6,322	12,113	11,724
General and administrative	13,347	13,530	25,973	24,435
Total non-interest expenses	147,796	154,060	293,712	299,717

Income before income taxes	149,144	72,076	371,116	136,989

Income tax expense	12,496	7,308	31,228	12,534
Net income	136,648	64,768	339,888	124,455
Less net income attributable to non-controlling interests	127,087	60,928	314,076	116,724
Net income available for common stockholders	$9,561	$3,840	$25,812	$7,731

Earnings per share:
Basic	$0.22	$0.09	$0.61	$0.18
Diluted	$0.22	$0.09	$0.60	$0.18

Weighted average common shares outstanding:
Basic	43,018,095	41,802,541	42,627,045	41,511,328
Diluted	43,470,928	42,441,995	43,133,155	42,206,384

Comprehensive income:
Net income available for common stockholders	$9,561	$3,840	$25,812	$7,731
Other comprehensive income:
Cumulative translation adjustment, before income taxes	6,067	(5,785)	8,072	(7,992)
Income taxes related to items of other comprehensive income	2,230	(2,126)	2,967	(2,937)
Other comprehensive income (loss), net of tax	3,837	(3,659)	5,105	(5,055)
Comprehensive income available for common stockholders	$13,398	$181	$30,917	$2,676

Comprehensive income attributable to non-controlling interests:
Net income attributable to non-controlling interests	$127,087	$60,928	$314,076	$116,724
Other comprehensive income (loss) - cumulative translation adjustment	50,144	(49,426)	66,761	(68,174)
Comprehensive income attributable to non-controlling interests	$177,231	$11,502	$380,837	$48,550

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$339,888	$124,455
Adjustments to reconcile net income to net cash provided by
operating activities:
Translation losses	20,185	158,614
Deferred income taxes	9,246	3,554
Depreciation and amortization	9,360	9,052
Employee stock plan compensation	21,310	20,166
(Gains) losses on non-trading investments, net	(3,768)	768
Bad debt expense and other	2,695	2,486
Change in operating assets and liabilities:
Increase in cash and securities - segregated for regulatory purposes	(919,777)	(400,000)
Decrease in securities borrowed	81,963	926,243
Decrease (increase) in securities purchased under agreements to resell	32,008	(155,175)
Decrease in trading assets	1,337,548	252,067
Increase in receivables from customers	(2,348,938)	(1,202,495)
Increase in other receivables	(213,533)	(138,845)
Decrease (increase) in other assets	1	(1,361)
Decrease in trading liabilities	(1,172,320)	(921,995)
Increase in securities loaned	100,884	266,909
Increase in payable to customers	3,094,694	1,392,358
Increase in other payables	24,760	229,982
Net cash provided by operating activities	416,206	566,783
Cash flows from investing activities:
Purchase of investments, net	(16,707)	(1)
Purchase of property and equipment	(6,991)	(10,885)
Net cash used in investing activities	(23,698)	(10,886)
Cash flows from financing activities:
Dividends paid to non-controlling interests	(70,930)	(81,160)
Dividends paid to shareholders	(4,358)	-
Redemption of member interests from IBG Holdings LLC	-	(27,204)
Redemption of former member interest	(815)	-
Issuance of senior notes	264,680	320,058
Redemptions of senior notes	(280,983)	(294,981)
Repayments of senior secured credit facility	(100,000)	-
Decrease in short-term borrowings, net	(155,200)	(151,979)
Net cash used in financing activities	(347,606)	(235,266)
Effect of exchange rate changes on cash and cash equivalents	23,814	(16,147)
Net increase in cash and cash equivalents	68,716	304,484
Cash and cash equivalents at beginning of period	1,354,219	806,560
Cash and cash equivalents at end of period	$1,422,935	$1,111,044

Supplemental disclosures of cash flow information:
Cash paid for interest	$40,759	$34,190
Cash paid for taxes	$54,558	$60,659

Non-cash financing activities:
Adjustments to Additional Paid in Capital for changes in proportionate ownership in IBG LLC	$(13,108)	$-
Adjustments to Non-Controlling Interests for changes in proportionate ownership in IBG LLC	$13,108	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Equity
Six months ended June 30, 2011
(Unaudited)
(in thousands, except for share amounts)
	Common Stock
						Accumulated
			Additional			Other	Total	Non-
		Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity

Balance, January 1, 2011	42,231,651	$ 503	$ 535,630	$ (161,947)	$ 92,504	$ 21,137	$ 487,827	$ 3,732,660	$ 4,220,487

Common Stock distributed to employees	1,350,309			29,405			29,405	-	29,405
Redemption of former-member interests			(88)				(88)	(727)	(815)
Dividends paid to shareholders					(4,358)		(4,358)	-	(4,358)
Dividends paid by IBG LLC to non-controlling interests							-	(70,930)	(70,930)
Adjustments for changes in proportionate ownership in IBG LLC			(13,108)				(13,108)	13,108	-
Comprehensive income, net of tax					25,812	5,105	30,917	380,837	411,754

Balance, June 30, 2011	43,581,960	$ 503	$ 522,434	$ (132,542)	$ 113,958	$ 26,242	$ 530,595	$ 4,054,948	$ 4,585,543

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

1.   Organization and Nature of Business

Interactive Brokers Group, Inc. ("IBG, Inc." or the "Company") is a Delaware holding company whose primary asset is its ownership of approximately 11.0% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, "IBG LLC" or the "Group").  The accompanying unaudited condensed consolidated financial statements of IBG, Inc. reflect the consolidation of IBG, Inc.’s investment in IBG LLC for all periods presented (Note 4).  IBG LLC is an automated global electronic broker and market maker specializing in routing orders and processing trades in securities, futures and foreign exchange instruments.

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

IBG, Inc. operates in two business segments, electronic brokerage and market making.  IBG, Inc. conducts its electronic brokerage business through its Interactive Brokers subsidiaries, which provide electronic execution and clearing services to customers worldwide. The Company conducts its market making business principally through its Timber Hill subsidiaries on the world’s leading exchanges and market centers, primarily in exchange-traded equities, equity options and equity-index options and futures.

Certain of the Operating Companies are members of various securities and commodities exchanges in North America, Europe and the Asia/Pacific region.  Other than IB LLC, IBUK, IBC, IBI and IBSJ, the Operating Companies do not carry securities accounts for customers or perform custodial functions relating to customer securities.

2.   Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements are presented in U.S. dollars and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting with respect to Form 10-Q and accounting standards generally accepted in the United States of America (“U.S. GAAP”) promulgated in the FASB Accounting Standards Codification (“ASC” or the “Codification”).  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in IBG, Inc.’s Annual Report on Form 10-K filed with the SEC on February 28, 2011.

Gains and losses from foreign currency transactions are included in trading gains and losses where related to market making activities or in interest income where related to investment of customer funds as part of electronic brokerage activities in the unaudited condensed consolidated statements of comprehensive income.  Non-U.S. subsidiaries have a functional currency (i.e., the currency in which activities are primarily conducted) that is other than the U.S. dollar.  Such subsidiaries’ assets and liabilities are translated to U.S. dollars at period-end exchange rates, while revenues and expenses are translated at average exchange rates during the year.  Adjustments that result from translating amounts from a subsidiary’s functional currency to the U.S. dollar are reported as a component of accumulated other comprehensive income.

The Company has reclassified an increase of $1.1 billion in securities purchased under agreements to resell to an increase in cash and securities—segregated for regulatory purposes in the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2010.

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

Fair Value

At June 30, 2011 and December 31, 2010, substantially all of IBG, Inc.’s assets and liabilities, including financial instruments, were carried at fair value based on published market prices and are marked to market daily, or were assets which are short-term in nature (such as U.S. government treasury bills or spot foreign exchange) and were carried at amounts that approximate fair value.

IBG, Inc. applies the fair value hierarchy of ASC 820, Fair Value Measurement, to prioritize the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.  The three levels of the fair value hierarchy are:

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

Financial instruments owned and financial instruments sold, but not yet purchased, except forward currency contracts, over-the-counter (“OTC”) currency options and certain corporate and municipal debt securities, which are classified as Level 2 financial instruments, are classified within Level 1 of the fair value hierarchy.  Level 1 financial instruments, which are valued using quoted market prices as published by exchanges and clearing houses or otherwise broadly distributed in active markets, include U.S. government and sovereign obligations, active listed securities, options, futures, options on futures and corporate and municipal debt securities.  IBG, Inc. does not adjust quoted prices for Level 1 financial instruments, even in the event that the Company may hold a large position whereby a purchase or sale could reasonably impact quoted prices.  Currency forward contracts and OTC currency options are valued using broadly distributed bank and broker prices, and are classified as Level 2 financial instruments as such instruments are not exchange-traded.  Corporate and municipal debt securities, including Federal Deposit Insurance Corporation insured corporate bonds held as securities segregated for regulatory purposes, that are not actively traded are also classified in Level 2.  Investments in common stock reported in other assets in the unaudited condensed statement of financial condition are valued using quoted market prices.  These investments may include investments in restricted common stock, which would be valued using discounts from quoted market prices and,  therefore, would be reported as Level 2 financial instruments.

Earnings Per Share

Earnings per share (“EPS”) are computed in accordance with ASC 260, Earnings per Share.  Shares of Class A and Class B common stock share proportionately in the earnings of IBG, Inc.  Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.  Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for dilutive potential common shares.

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

Cash and Securities — Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets.  In addition, substantially all of the Operating Companies are members of various clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities.  Securities segregated for regulatory purposes consisted of Federal Deposit Insurance Corporation insured corporate bonds, which are recorded as Level 2 financial assets, in the amount of $440,471 and $440,773 at June 30, 2011 and December 31, 2010, U.S. Treasury Bills of $397,694 and $146,976 at June 30, 2011 and December 31, 2010, which are recorded as Level 1 financial assets and securities purchased under agreements to resell in the amount of $2,595,592 and $2,391,813 as of June 30, 2011 and December 31, 2010, respectively, which amounts approximate fair value.

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

IBG, Inc. monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as permitted contractually.  Receivables and payables with the same counterparty are not offset in the unaudited condensed consolidated statements of financial condition.  For these transactions, the fees received or paid by IBG, Inc. are recorded as interest income or interest expense in the unaudited condensed consolidated statements of comprehensive income.

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

IBG, Inc. also enters into currency forward contracts.  These transactions, which are also reported on a trade date basis, are agreements to exchange a fixed amount of one currency for a specified amount of a second currency at completion of the currency forward contract term.  Unrealized mark-to-market gains and losses on currency forward contracts are reported as components of financial instruments owned or financial instruments sold but not yet purchased in the unaudited condensed consolidated statements of financial condition.  Net earnings or losses are reported as components of interest income in the unaudited condensed consolidated statements of comprehensive income.

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

Investments

IBG, Inc. makes certain strategic investments and accounts for these investments under the cost method of accounting or under the equity method of accounting as required under ASC 323, Investments – Equity Method and Joint Ventures.  Investments are accounted for under the equity method of accounting, when IBG, Inc. has significant influence over the investee.  Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of IBG, Inc.’s investment and adjusted each period for IBG, Inc.’s share of the investee’s income or loss.  IBG, Inc.’s share of the income or losses from equity investments is reported as a component of other income in the unaudited condensed consolidated statements of comprehensive income and the recorded amounts of IBG, Inc.’s equity investments, which are included in other assets in the unaudited condensed consolidated statements of financial condition, increase or decrease accordingly.  Distributions received from equity investees are recorded as reductions to the respective investment balance.

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

IBG, Inc.’s international Operating Companies have a functional currency (i.e., the currency in which activities are primarily conducted) that is other than the U.S. dollar.  Such subsidiaries’ assets and liabilities are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the period.  Translation gains and losses from market making and electronic brokerage activities, respectively, are included in trading gains and in other income in the accompanying unaudited condensed consolidated statements of comprehensive income.  Adjustments that result from translating amounts from a subsidiary’s functional currency are reported as a component of accumulated other comprehensive income.

Revenue Recognition

— Trading Gains
Trading gains and losses are recorded on trade date and are reported on a net basis.  Trading gains are comprised of changes in the fair value of trading assets and liabilities (i.e., unrealized gains and losses) and realized gains and losses.  Dividends are integral to the valuation of stocks and interest is integral to the valuation of fixed income instruments.  Accordingly, both dividends and interest income and expense attributable to specific trading assets and liabilities are reported on a net basis as a component of trading gains in the accompanying unaudited condensed consolidated statements of comprehensive income.

— Commissions and Execution Fees
Commissions charged for executing and clearing customer transactions are accrued on a trade date basis and are reported as commissions and execution fees in the unaudited condensed consolidated statements of comprehensive income, and the related expenses are reported as execution and clearing expenses, also on a trade date basis.

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

The Group has historically operated in the United States as a limited liability company that was treated as a partnership for U.S. federal income tax purposes.  Accordingly, the Group’s income, which is allocated proportionately to the Group’s members, the Company and IBG Holdings LLC, is not subject to U.S. federal income taxes at the Group level.  Taxes related to income earned by partnerships represent obligations of the individual partners.  Therefore, income taxes attributable to the Group and included in income tax expense in the Company’s unaudited condensed consolidated statements of comprehensive income are primarily incurred in non-U.S. subsidiaries.  Outside the United States, the Group principally operates through subsidiary corporations and is subject to local income taxes.  In addition, state and local income taxes include taxes assessed on the Group by jurisdictions that do not recognize the Group’s limited liability company status.  Foreign income taxes paid by the Group on dividends received are also reported as income taxes.

IBG, Inc. recognizes interest related to income tax matters as interest income or expense and penalties related to income tax matters as income tax expense.

Recently Issued Accounting Pronouncements

Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates (“ASU’s”) as the means to add to or delete from, or otherwise amend the ASC.  In 2011, prior to the issuance of the Company’s unaudited condensed consolidated financial statements, ASU’s 2011-01 through ASU 2011-07 were issued.  Following is a summary of recently issued ASU’s that may affect the Company’s condensed consolidated financial statements:

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
	Affects	Status

ASU 2010-13	Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early application is permitted.

ASU 2011-01	Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20	Effective on issuance.

ASU 2011-02	Receivables (Topic 310) - A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring	First interim or annual period beginning after June 15, 2011, to be applied retrospectively to the beginning of the annual period of adoption. Early adoption is permitted.

ASU 2011-03	Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early application is not permitted.

ASU 2011-04	Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS	To be applied prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for public entities.

ASU 2011-05	Comprehensive Income (Topic 220) - Presentation of Comprehensive Income	To be applied retrospectively, with reporting to commence in fiscal years beginning after December 15, 2011. Early adoption is permitted.

Adoption of those ASU’s that became effective during 2011, prior to the issuance of the Company’s unaudited condensed consolidated financial statements, did not have a material effect on those financial statements.  Other than ASU 2011-05, which the Company adopted early, as permitted, for the quarter ended June 30, 2011, management is assessing the potential impact on the Company’s financial statements of adopting ASU’s that will become effective in the future.

ASC/IFRS Convergence

In February 2010, the SEC issued “Commission Statement in Support of Convergence and Global Accounting Standards”, a formal statement updating the status of its November 2008 “Roadmap for the Potential Use of Financial Statements Prepared in Accordance with International Financial Reporting Standards by U.S. Issuers” (“IFRS Roadmap”).  The statement supported convergence of accounting standards and the development of a single set of global accounting standards.  As directed in this statement, the SEC staff issued “Work Plan for the Consideration of Incorporating International Financial Reporting Standards into the Financial Reporting System for U.S. Issuers” (the “Work Plan”) in May 2010, and issued a follow-up Staff Paper, subtitled “Exploring a Possible Method of Incorporation” in May 2011.  The Work Plan outlines the steps to be taken to provide the SEC with information to be able to conclude whether IFRS should be adopted for U.S. registrants and the Staff Paper discusses alternative approaches (“Convergence” and “Endorsement”) to adoption that could be applied.  Within the Staff Paper, the SEC Staff has issued a Request for Comment on these alternatives.  The Comment period ended July 31, 2011 and the SEC Staff have not issued further reporting to date.  Neither the February statement, the Work Plan nor the Staff Paper define a certain date for adoption of IFRS. A decision on whether the SEC will mandate adoption of IFRS, in full or in part, may be made in 2011.  If a decision to adopt IFRS is made at that point in time, initial adoption for U.S. registrants would be approximately December 31, 2015 or 2016, with a transition date of either January

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

1, 2013 or 2014 for the initial three year retrospective comparative reporting period.  Management continues to assess the potential impact of adopting IFRS on the Company’s unaudited condensed consolidated financial statements.

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

In the normal course of business, IBG, Inc. executes, settles, and finances various customer securities transactions.  Execution of these transactions includes the purchase and sale of securities by IBG, Inc. that exposes IBG, Inc. to default risk arising from the potential that customers or counterparties may fail to satisfy their obligations.  In these situations, IBG, Inc. may be required to purchase or sell financial instruments at unfavorable market prices to satisfy obligations to customers or counterparties.  Liabilities to other brokers and dealers related to unsettled transactions (i.e., securities fails to receive) are recorded at the amount for which the securities were purchased, and are paid upon receipt of the securities from other brokers or dealers.  In the case of aged securities fails to receive, IBG, Inc. may purchase the underlying security in the market and seek reimbursement for any losses from the counterparty.

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

Concentrations of Credit Risk

IBG, Inc.’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes.  Concentrations of credit risk can be affected by changes in political, industry, or economic factors.  To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions.  As of June 30, 2011, the Company did not have any material concentrations of credit risk.

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

4.   Equity and Earnings Per Share

In connection with its IPO in May 2007, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements.  IBG Holdings LLC wholly owns all Class B common stock, which common stock has voting rights in proportion to its ownership interests in IBG LLC, approximately 89.0% as of June 30, 2011.  The unaudited condensed consolidated financial statements reflect the results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC, and IBG Holdings LLC’s ownership interests in IBG LLC are reported as non-controlling interests.

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

Redemptions may be funded through two (2) methods.  Material redemptions would be funded from the proceeds of sales of additional shares of Class A Common Stock ("Common Stock"), although there have been no such additional sales of Common Stock through June 30, 2011.  Three hundred sixty (360) million shares of authorized Common Stock were reserved for such future sales.

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

As a consequence of these transactions, and distribution of shares to employees (Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 11.0%, with IBG Holdings LLC owning the remaining 89.0% as of June 30, 2011.  The redemptions also resulted in an increase in the IBG Holdings LLC interest held by Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 85.8% at June 30, 2011.

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock.  All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation.  As described previously in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of IBG Holdings LLC’s ownership of IBG LLC.  At June 30, 2011 and December 31, 2010, 1,000,000,000 shares of Class A common stock were authorized, of which 50,298,024 shares have been issued; and 43,581,860 and 42,231,551 shares were outstanding, respectively.  Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of June 30, 2011 and December 31, 2010, respectively.  In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of June 30, 2011 and December 31, 2010, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc. the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests.  A deferred tax asset of $380,785 was recorded as of the IPO date, which deferred tax asset is a component of Other Assets in the unaudited condensed consolidated statement of financial condition and is being amortized as additional deferred income tax expense over 15 years, as allowable under current tax law.  As of June 30, 2011 and December 31, 2010, the unamortized balance of the deferred tax asset was $302,957 and $313,526, respectively.  IBG, Inc. also entered into an agreement (the “Tax Receivable Agreement”) with IBG Holdings LLC to pay IBG Holdings LLC (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of the tax basis increase.  As of the IPO date, a payable to IBG Holdings LLC of $323,668 was recorded by IBG, Inc. and is reported as Payable to Affiliate in the unaudited condensed consolidated statement of financial condition.  Amounts payable under the Tax Receivable Agreement are subject to repayment to IBG Holdings LLC annually upon the filing of IBG, Inc.’s federal income tax return.  The remaining 15%, $57,117, was accounted for as a permanent increase to additional paid-in capital in the unaudited condensed consolidated statement of financial condition.  The Company has paid IBG Holdings LLC a total of $38.8 million through June 30,2011 pursuant to the terms of the Tax Receivable Agreement.

Stock Repurchase Program

In September 2008, the Company’s Board of Directors approved the repurchase of up to eight (8) million shares of its Class A common stock by IBG LLC.  Shares may be purchased from time to time in the open market and in private transactions if the company deems the price appropriate.  In November 2008, 65,800 shares were repurchased at a cost of $866, and are being held as Treasury Stock.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Earnings per Share

Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic earnings per share:

Net income available for common stockholders	$9,561	$3,840	$25,812	$7,731

Weighted average shares of common stock outstanding:
Class A	43,017,995	41,802,441	42,626,945	41,511,228
Class B	100	100	100	100
	43,018,095	41,802,541	42,627,045	41,511,328

Basic earnings per share	$0.22	$0.09	$0.61	$0.18

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for dilutive potential common shares:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Diluted earnings per share:
Net income available for common stockholders - basic	$9,561	$3,840	$25,812	$7,731
Adjustments for potentially dilutive common shares	-	-	-	-

Net income available for common stockholders	$9,561	$3,840	$25,812	$7,731

Weighted average shares of common stock outstanding:
Class A:
Issued and outstanding	43,017,995	41,802,441	42,626,945	41,511,228
Potentially dilutive common shares:
Issuable pursuant to 2007 ROI Unit Stock Plan	452,833	639,454	506,110	695,056
Class B	100	100	100	100
	43,470,928	42,441,995	43,133,155	42,206,384

Diluted earnings per share	$0.22	$0.09	$0.60	$0.18

Member and Stockholder Dividends

In April and June 2011, IBG LLC paid dividends to its members totaling $81.0 million, of which IBG, Inc.’s proportionate share was $10.1 million. On April 21, 2011, the Company declared a quarterly cash dividend of $0.10 per share of Common Stock, totaling $4.4 million, which was paid on June 14, 2011 to shareholders of record as of May 27, 2011.  In addition, holders of unvested Class A shares will receive payments in lieu of the quarterly dividend totaling $0.6 million, recorded as compensation expense.  The remainder of the dividends received by the Company has been retained to fund its income tax liabilities.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

5.  Comprehensive Income

Comprehensive income is comprised of Net Income and Other Comprehensive Income (“OCI”).  The Company’s OCI is comprised of foreign currency translation adjustments, which arise from changes in the US Dollar value of the net worth of the Company’s international Operating Companies during respective reporting periods.  The following table presents Comprehensive Income, net of income taxes, and Earnings Per Share on Comprehensive Income:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income available for common stockholders	$9,561	$3,840	$25,812	$7,731

Other comprehensive income:
Cumulative translation adjustment, before income taxes	6,067	(5,785)	8,072	(7,992)
Income taxes related to items of other comprehensive income	2,230	(2,126)	2,967	(2,937)
Other comprehensive income (loss), net of tax	3,837	(3,659)	5,105	(5,055)

Comprehensive income available for common stockholders	$13,398	$181	$30,917	$2,676

Earnings per share on comprehensive income:
Basic	$0.311	$0.004	$0.725	$0.064
Diluted	$0.308	$0.004	$0.717	$0.063

Weighted average common shares outstanding:
Basic	43,018,095	41,802,541	42,627,045	41,511,328
Diluted	43,470,928	42,441,995	43,133,155	42,206,384

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

6.   Fair Value

The following tables set forth, by level within the fair value hierarchy (Note 2), financial assets and liabilities, primarily financial instruments owned and financial instruments sold, but not yet purchased at fair value as of June 30, 2011 and December 31, 2010.  As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Financial Assets At Fair Value as of June 30, 2011

	Level 1	Level 2	Level 3	Total

Securities segregated for regulatory purposes	$397,694	$440,471	$-	$838,165
Financial instruments owned:
Stocks	621,422	-	-	621,422
Options	3,277,354	-	-	3,277,354
U.S. and foreign government obligations	15,610	-	-	15,610
Warrants	56,948	-	-	56,948
Corporate and municipal bonds	51,503	51,428	-	102,931
Discount certificates	50,366	-	-	50,366
Currency forward contracts	-	674	-	674
	4,073,203	52,102	-	4,125,305
Financial instruments owned and pledged as collateral:
Stocks	1,676,779	-	-	1,676,779
U.S. and foreign government obligations	301,379	-	-	301,379
	1,978,158	-	-	1,978,158
	6,051,361	52,102	-	6,103,463

Other assets - investments in common stock	22,892	-	-	22,892

	$6,471,947	$492,573	$-	$6,964,520

	Financial Liabilities At Fair Value as of June 30, 2011

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased:
Stocks	$1,777,331	$-	$-	$1,777,331
Options	3,057,013	-	-	3,057,013
U.S. and foreign government obligations	53	-	-	53
Corporate bonds	53,681	49,573	-	103,254
Currency forward contracts	-	2,325	-	2,325
	$4,888,078	$51,898	$-	$4,939,976

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

	Financial Assets At Fair Value as of December 31, 2010

	Level 1	Level 2	Level 3	Total

Securities segregated for regulatory purposes	$146,976	$440,773	$-	$587,749
Financial instruments owned:
Stocks	1,318,003	-	-	1,318,003
Options	3,893,695	-	-	3,893,695
U.S. and foreign government obligations	8,408	-	-	8,408
Warrants	85,740	-	-	85,740
Corporate and municipal bonds	47,757	48,895	-	96,652
Discount certificates	18,217	-	-	18,217
Currency forward contracts	-	214	-	214
	5,371,820	49,109	-	5,420,929
Financial instruments owned and pledged as collateral:
Stocks	1,633,383	-	-	1,633,383
U.S. and foreign government obligations	368,105	-	-	368,105
	2,001,488	-	-	2,001,488
	7,373,308	49,109	-	7,422,417

Other assets - investments in common stock	-	2,239	-	2,239

	$7,520,284	$492,121	$-	$8,012,405

	Financial Liabilities At Fair Value as of December 31, 2010

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased:
Stocks	$2,256,259	$-	$-	$2,256,259
Options	3,765,862	-	-	3,765,862
Warrants	12	-	-	12
Corporate bonds	48,419	50,734	-	99,153
Currency forward contracts	-	3,938	-	3,938
	$6,070,552	$54,672	$-	$6,125,224

7.   Collateralized Transactions

The Company enters into securities borrowing and lending transactions and agreements to repurchase and resell securities to finance trading inventory, to obtain securities for settlement and to earn residual interest rate spreads.  In addition, the Company’s customers pledge their securities owned to collateralize margin loans.  Under these transactions, the Company either receives or provides collateral, including equity, corporate debt and U.S. government securities.  Under many agreements, the Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties to cover short positions.  At June 30, 2011 and December 31, 2010, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was approximately $19.0 and $15.7 billion, respectively, of which $6.7 and $6.6 billion, respectively, had been repledged or resold, of which some were deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.  The sources of collateral at June 30, 2011 and December 31, 2010 were: securities lending transactions and agreements to resell of $6.0 and $5.9 billion; and customer margin securities of $13.0 and $9.8 billion, respectively.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.  At June 30, 2011, substantially all government obligations owned were pledged to clearing organizations.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Financial instruments owned and pledged, where the counterparty has the right to repledge, at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010
Stocks	$1,676,779	$1,633,383
U.S. and foreign government obligations	301,379	368,105
	$1,978,158	$2,001,488

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

Margin loans are extended on a demand basis and are not committed facilities.  Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the account and an overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral.  Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case).  Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations.  Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default.  Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary.  At June 30, 2011 and December 31, 2010, there were approximately $9.3 billion and $7.0 billion, respectively, of customer margin loans outstanding.

8.   Senior Notes Payable

At June 30, 2011 and December 31, 2010, IBG LLC had $178,300 and $194,603, respectively, of senior notes outstanding. Senior notes issued during and subsequent to June 2011 have a 3% per annum interest rate. Of the senior notes outstanding at June 30, 2011 $147,913 were 5% notes and $30,387 were 3% notes. Of the senior notes outstanding at December 31, 2010 $46,918 were 7% notes and $147,685 were 5% notes.  All senior notes have either a 15-month or an 18-month maturity.  IBG LLC may, solely at its option, redeem the senior notes at any time on or after a specified date in the third month or the sixth month, respectively, after the date on which the senior notes are issued and sold (the “Optional Redemption Date”), at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued interest.

9. Senior Secured Revolving Credit Facility

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

At maturity, subject to meeting certain terms of the facility, the Company will have an option to convert the facility to a one-year term loan.  At June 30, 2011, no borrowings were outstanding under this credit facility and IBG LLC was in compliance with all of the covenants.  This credit facility replaced a $100 million senior secured revolving credit facility that matured on May 19, 2010.

10.   Employee Incentive Plans

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

As of June 30, 2011 and December 31, 2010, payables to employees for ROI Dollar Units were $9,518 and $15,415, respectively.  Of these payable amounts, $-0- and $4,613 were vested as of June 30, 2011 and December 31, 2010, respectively.  These amounts are included in accounts payable, accrued expenses and other liabilities in the unaudited condensed consolidated statements of financial condition.  Compensation expense for the ROI Dollar Unit plan, included in the unaudited condensed consolidated statements of comprehensive income was $928 and $208 for the six months ended June 30, 2011 and 2010, respectively.

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

Of the fair value at the date of grant, $17,806 represented the accumulated ROI Dollar Unit value elected to be invested by employees in Common Stock and such amount was accrued for as of December 31, 2006.  The remainder is being ratably accrued as compensation expense by the Company from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule.  Compensation expense for the 2007 ROI Unit Stock Plan and related grants under the 2007 Stock Incentive Plan, net of the effect of forfeitures, included in the unaudited condensed consolidated statements of comprehensive income for the six months ended June 30, 2011 and 2010 was $2,163 and $1,671, respectively.  Estimated future compensation costs for unvested awards at June 30, 2011 are $7.6 million.

2007 Stock Incentive Plan

Under the Interactive Brokers Group, Inc. 2007 Stock Incentive Plan (the “Stock Incentive Plan” or “SIP”), up to 20.0 million shares of Common Stock may be granted and issued to directors, officers, employees, contractors and consultants of IBG, Inc. and its subsidiaries.  A 10.8 million share increase in shares allocated to the SIP, first reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, was approved by the Company’s Compensation Committee and Board of Directors in December 2010, and was approved by stockholders at the Company’s April 2011 annual meeting.  The purpose of the Stock Incentive Plan is to promote IBG, Inc.’s long-term financial success by attracting, retaining and rewarding eligible participants.

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Total share distributions under the SIP and ROI Unit Stock Plan have been as follows:
			Shares sold by
			employees to
		Fair Value at	meet
		Date of Grant	withholding
	Total Shares	($000's)	obligations
In connection with IPO	189,617	$5,681	45,857
2008	458,655	13,881	121,852
2009	680,164	17,898	175,362
2010	1,014,772	23,742	265,971
2011	1,350,309	29,405	370,310

The following is a summary of Stock Plan activity for the period from January 1, 2011 through June 30, 2011:

	Shares
	2007 Stock	2007 ROI Unit
	Incentive Plan	Stock Plan
Balance, December 31, 2010	7,263,140	544,613

Granted	-	-
Forfeited	(44,257)	(51)
Distributed	(1,164,831)	(185,478)
Balance, June 30, 2011	6,054,052	359,084

Estimated future grants under the Stock Incentive Plan are being accrued for ratably during each year under the ASC 718 “Graded Vesting” method.  Compensation expense recognized in the unaudited condensed consolidated statements of comprehensive income for the six months ended June 30, 2011 and 2010, was $19,147 and $18,496, respectively.  Estimated future compensation costs for unvested awards at June 30, 2011 are $53.6 million.

Shares granted under the 2007 ROI Unit Stock Plan and the Stock Incentive Plan are subject to forfeiture in the event an employee ceases employment with the Company.  The plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post-employment provisions will forfeit 50% of unvested previously granted shares unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested shares previously granted.  Distributions of remaining shares to former employees will occur annually following the discontinuation of employment over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year.  Through June 30, 2011, a total of 11,050 shares have been distributed under these post-employment provisions.  These distributions are included in the Stock Plans activity tables above.

11.   Commitments, Contingencies and Guarantees

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

On February 3, 2010, Trading Technologies International, Inc. ("Trading Technologies") filed a complaint in the United

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

States District Court for the Northern District of Illinois, Eastern Division, against Interactive Brokers Group, Inc., IBG LLC, IBG Holdings LLC, and Interactive Brokers LLC.  Thereafter, Trading Technologies dismissed Interactive Brokers Group, Inc. and IBG Holdings LLC from the case, leaving only IBG LLC and Interactive Brokers LLC as defendants ("Defendants").  The operative complaint, as amended, alleges that the Defendants have infringed and continue to infringe twelve U.S. patents held by Trading Technologies.  Trading Technologies is seeking, among other things, unspecified damages and injunctive relief.  The case is in the pleadings stage.  While it is too early to predict the outcome of the matter, we believe we have meritorious defenses to the allegations made in the complaint and intend to defend ourselves vigorously against them.  However, litigation is inherently uncertain and there can be no guarantee that the Company will prevail or that the litigation can be settled on favorable terms

IBG, Inc. accounts for potential losses related to litigation in accordance with ASC 450, Contingencies.  As of June 30, 2011 and December 31, 2010, reserves provided for potential losses related to litigation matters were not material.

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

12.   Segment and Geographic Information

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

There are significant transactions and balances between the Operating Companies, primarily as a result of certain Operating Companies holding exchange or clearing organization memberships, which are utilized to provide execution and clearing services to affiliates. Charges for transactions between segments are designed to approximate full costs.  Intra-segment and intra-region income and expenses and related balances have been eliminated in this segment and geographic information to accurately reflect the external business conducted in each segment or geographical region.  Corporate items include non-allocated corporate income and expenses that are not attributed to segments for performance measurement, corporate assets and eliminations.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three and six months ended June 30, 2011 and 2010, and to total assets as of June 30, 2011 and December 31, 2010:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenues:
Market making	$125,726	$81,644	$328,064	$164,425
Electronic brokerage	169,715	144,581	333,375	271,773
Corporate and eliminations	1,499	(89)	3,389	508
Total net revenues	$296,940	$226,136	$664,828	$436,706

Income before income taxes:
Market making	$59,186	$3,889	$193,852	$9,345
Electronic brokerage	88,973	72,324	179,059	136,696
Corporate and eliminations	985	(4,137)	(1,795)	(9,052)
Total income before income taxes	$149,144	$72,076	$371,116	$136,989

	June 30,	December 31,
	2011	2010
Segment assets:
Market making	$13,719,629	$14,609,564
Electronic brokerage	20,959,763	17,356,632
Corporate and eliminations	(4,039,137)	(3,467,428)
Total assets	$30,640,255	$28,498,768

In connection with its ongoing review and analysis of the costs of operating its businesses commencing in the second quarter of 2011, IBG LLC has increased its allocation of corporate expenses to the operating segments in the form of intercompany administrative fees to include non-cash compensation, primarily SIP costs.  Increased intercompany administrative fees, which are eliminated in consolidation, will affect the operating segments’ income before income taxes.  The effect for the three months ended June 30, 2011 was an increase in net costs charged to the Electronic Brokerage and Market Making segments of $2,098 and $1,552, respectively, offset by an increase in intercompany fee revenue recognized in the Corporate segment.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

        The Company operates its automated global business in U.S. and international markets on more than 90 exchanges and market centers.  A significant portion of IBG, Inc.’s net revenues are generated by subsidiaries operating outside the United States.  International operations are comprised of market making and electronic brokerage activities in 26 countries in Europe, Asia and North America (outside the United States).  The following table presents total net revenues and income before income taxes by geographic area for the three and six months ended June 30, 2011 and 2010:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenues:
United States	$252,693	$181,837	$510,301	$343,932
International	45,886	44,725	154,256	92,631
Corporate and eliminations	(1,639)	(426)	271	143
Total net revenues	$296,940	$226,136	$664,828	$436,706

Income before income taxes:
United States	$161,134	$90,184	$337,582	$164,128
International	(9,958)	(13,606)	38,212	(17,707)
Corporate and eliminations	(2,032)	(4,502)	(4,678)	(9,432)
Total income before income taxes	$149,144	$72,076	$371,116	$136,989

13.   Regulatory Requirements

At June 30, 2011, aggregate excess regulatory capital for all of the Operating Companies was $2.81 billion.

TH LLC, IB LLC and THSC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the CFTC’s minimum financial requirements (Regulation 1.17).  At June 30, 2011, TH LLC had net capital of $1,010,193, which was $961,722 in excess of required net capital of $48,471, IB LLC had net capital of $1,256,667, which was $1,052,101 in excess of required net capital of $204,566, and THSC had net capital of $1,696, which was $1,596 in excess of required net capital of $100.

THE is subject to the Swiss National Bank eligible equity requirement.  At June 30, 2011, THE had eligible equity of $660,838, which was $406,892 in excess of the minimum requirement of $253,646.

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

At June 30, 2011, all of the Operating Companies were in compliance with their respective regulatory capital requirements.

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

Included in receivable from and payable to customers in the accompanying unaudited condensed consolidated statements of financial condition as of June 30, 2011 and December 31, 2010 were account receivables of directors, officers and their affiliates of $1,778 and $41 and payables of $628,654 and $748,460, respectively.  Included in senior notes payable at June 30, 2011 and December 31, 2010 were senior notes purchased by directors and their affiliates of $8,060 and $10,443, respectively.

15. Subsequent Events

As required by ASC 855-10-50, the Company has evaluated subsequent events for adjustment to or disclosure in its unaudited condensed consolidated financial statements through the date the unaudited condensed consolidated financial statements were issued.

    On August 4, 2011, the Company filed a shelf Registration Statement on Form S-3 with the SEC for the issuance of additional shares in connection with IBGH requesting redemption of a portion of its member interests in IBG LLC (Note 4).  On August 4, 2011, a Supplemental Prospectus (File Number 333-176053) was filed by the Company with the SEC to issue 1,983,624 shares of Common Stock in exchange for an equivalent number of shares of member interests in IBG LLC.  This issuance of shares increased the Company’s ownership in IBG LLC from 11.0% to 11.5%.

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

Introduction

IBG, Inc. is a holding company whose primary asset is ownership of approximately 11.0% of the membership interests of the Group.

We are an automated global electronic broker and market maker specializing in routing orders and executing and processing trades in securities, futures and foreign exchange instruments on more than 90 electronic exchanges and trading venues around the world.  Since our inception in 1977, we have focused on developing proprietary software to automate broker-dealer functions.  The advent of electronic exchanges in the last 21 years has provided us with the opportunity to integrate our software with an increasing number of exchanges and trading venues into one automatically functioning, computerized platform that requires minimal human intervention.

Business Segments

The Company reports its results in two business segments, electronic brokerage and market making.  These segments are analyzed separately as we derive our revenues from these two principal business activities as well as allocate resources and assess performance.

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

•
Market Making.  We conduct our market making business through our Timber Hill subsidiaries.  As one of the largest market makers on many of the world’s leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over 770,000 tradable, exchange-listed products.  As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold.  Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time.  Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, minimizing the risk of our portfolio at all times.  This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios.

  When we use the terms “we,” “us,” and “our,” we mean IBG, Inc. and its subsidiaries for the periods presented.

Executive Overview

Second Quarter Results:  Diluted earnings per share were $0.22 for the three months ended June 30, 2011, 144% higher than the $0.09 earned for the three months ended June 30, 2010.

On a comprehensive basis, which includes the full effect of currency translation, the Company reported diluted earnings per share of $0.31 for the quarter ended June 30, 2011 as compared to diluted earnings per share of $0.004 for the same period in 2010.  Reported results on a comprehensive basis reflect the new U.S. GAAP convention that requires the reporting of currency translation results contained in Other Comprehensive Income as part of reportable earnings.  Previously, these were reported as a component of changes in Total Equity on the Statement of Financial Condition.

Reporting Comprehensive Income reflects the Company’s early adoption of newly issued U.S. GAAP guidance that requires the presentation of a Statement of Comprehensive Income, which replaced the Statement of Income.  The Statement of Comprehensive Income reports all currency translation results, including the portion that was previously only reported as a component of Other Comprehensive Income (“OCI”) on the Statement of Financial Condition.  In prior periods we reported non-GAAP measures for the purpose of incorporating all currency translation gains and losses in the Statement of Income.  This reporting method is now required under U.S. GAAP guidance.

Currency translation effects are largely a result of our currency diversification and hedging strategy.  We have determined to base our net worth in GLOBALs, a basket of major currencies in which we hold our equity.  In this quarter, our currency hedging program contributed to our profits as the U.S. dollar value of the GLOBAL increased by approximately 1.2%.  The effects of currency hedging are reported as components of (1) Market Making Trading Gains and (2) Other Comprehensive Income, described above.

Consolidated:  For the three months ended June 30, 2011, our net revenues were $296.9 million and income before income taxes was $149.1 million, as compared to net revenues of $226.1 million and income before income taxes of $72.1 million for the corresponding period in 2010.  Net interest income increased 136% in the three months ended June 30, 2011, as compared to the corresponding period last year driven by increases in customer cash balances and fully-secured margin borrowings.  Trading gains increased 55% in the three months ended June 30, 2011, as compared to the corresponding period last year due, in part, to a reduction in translation losses, as the U.S. dollar weakened relative to other key currencies.  Commissions and execution fees were level with those of the year-ago quarter.  Our pre-tax margin for the three months ended June 30, 2011 was 50%, as compared to 32% for the corresponding period in 2010.

Brokerage:  During the three months ended June 30, 2011, income before income taxes in our electronic brokerage segment increased 23% as compared to the corresponding period in 2010.  This reflects an increase in net interest income.  Commissions were level with a year ago quarter, while execution and clearing expenses were higher primarily due to market data and regulatory fees.  The increase in net interest income was attributable to increases in interest earned on larger customer cash balances and fully secured margin borrowings and net fees from securities borrowed and loaned transactions.  Market data revenue, included in other income, is driven by the number of customer accounts, which grew by 21% from June 30, 2010, and is partially offset by market data expense.  Other Income increased by 11% from the prior year.  Regulatory fees were impacted by higher rates set by some of the regulatory agencies.  Pre-tax margin increased from 50% to 52% for the three months ended June 30, 2010 and 2011, respectively.  Total Daily Average Revenue Trades (“DARTs”) for cleared and execution-only customers decreased 3% to approximately 408,000 during the three months ended June 30, 2011, as compared to approximately 422,000 during the three months ended June 30, 2010.  In the second quarter of 2010, we experienced heightened trading activity as a result of the May 6 “flash crash.”  Customer equity grew by 57%, to $25.7 billion, from the year-ago quarter.

Market Making:  During the three months ended June 30, 2011, income before income taxes in our market making segment increased 1,421%, from $3.9 million to $59.3 million, as compared with the corresponding period in 2010.  The increase in trading gains was primarily driven by a reduction in currency translation losses resulting from our policy of maintaining our equity in a basket of major currencies we call the GLOBAL.  A decrease in average volatility and the ratio of actual to implied volatility overshadowed wider bid/offer spreads in U.S. options this quarter.  Execution and clearing expenses were 28% lower during the three months ended June 30, 2011 than the year-ago quarter due to lower trading volumes and increased executions at venues that pay participants to provide liquidity.  As a market maker, under the make-or-take pricing model, we are paid for providing liquidity instead of being charged.  Pre-tax margin increased to 47% in the first quarter of 2011 as compared to 5% in the corresponding period of 2010.

We actively manage our global currency exposure by maintaining our equity in proportion to a defined basket of major currencies.  Roughly half of our equity is denominated in currencies other than U.S. dollars.  The U.S. dollar’s weakening relative to other key currencies during this quarter had an estimated $50 million positive effect on our Comprehensive Income and an estimated $6.5 million negative effect on our reported market making earnings, as reported in U.S. dollars.  Further discussion of our approach to managing foreign currency risk is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Six Months Results:  Diluted earnings per share were $0.60 for the six months ended June 30, 2011, 233% higher than the $0.18 earned for the six months ended June 30, 2010.

On a comprehensive basis, which includes the full effect of currency translation, the Company reported diluted earnings per share of $0.72 for the six months ended June 30, 2011 as compared to diluted earnings per share of $0.06 for the same period in 2010.

Consolidated:  For the six months ended June 30, 2011, our net revenues were $664.8 million and income before income taxes was $371.1 million, as compared to net revenues of $436.7 million and income before income taxes of $137.0 million for the corresponding period in 2010.  Trading gains increased 103% in the six months ended June 30, 2011, as compared to the corresponding period last year due, in part, to wider bid/offer spreads in options as well as a reduction in translation losses.  Net interest income increased 114% in the six months ended June 30, 2011, as compared to the corresponding period last year, driven by increases in customer cash balances and fully-secured margin borrowings.  Commissions and execution fees increased by 8% on increased customer trading activity as compared to the corresponding time period. Our pre-tax margin for the six months ended June 30, 2011 was 56%, as compared to 31% for the corresponding period in 2010.

Brokerage:  During the six months ended June 30, 2011, income before income taxes in our electronic brokerage segment increased 31% as compared to the corresponding period in 2010.  This reflects an increase in net interest income, and higher commission revenues, partially offset by higher execution and clearing expenses as compared to the corresponding period last year.  The increase in net interest income was attributable to increases in interest earned on larger customer cash balances and fully secured margin borrowings as well as an increase in net fees earned on securities borrowed and loaned transactions.  Pre-tax margin increased from 50% to 54% for the six months ended June 30, 2010 and 2011, respectively.  Total DARTs for cleared and execution-only customers increased 6% to approximately 416,000 during the six months ended June 30, 2011, as compared to approximately 394,000 during the six months ended June 30, 2010.  The number of customer accounts grew 21% from the year-ago quarter.  Customer equity grew by 57%, to $25.7 billion, from the year-ago quarter.

Market Making:  During the six months ended June 30, 2011, income before income taxes in our market making segment increased 1,963%, from $9.4 million to $193.9 million, as compared with the corresponding period in 2010.  This was primarily driven by currency fluctuations, which had a less negative impact on our trading gains as compared to the first two quarters of 2010.  Execution and clearing expenses were 25% lower during the six months ended June 30, 2011 than the same period last year due to lower trade volumes and increased executions at venues that pay participants to provide liquidity.  As a market maker under the make-or-take pricing model we are paid for providing liquidity instead of being charged.  Pre-tax margin increased to 59% in the first six months of 2011 as compared to 6% in the corresponding period of 2010.

The following tables present historical trading volumes for our business.  Volumes are among several drivers in our business.

TRADE VOLUMES:
(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2006	66,043		51,238		12,828		130,109		518
2007	99,086	50%	72,931	42%	16,638	30%	188,655	45%	752
2008	101,672	3%	120,195	65%	16,966	2%	238,833	27%	944
2009	93,550	-8%	127,338	6%	13,636	-20%	234,524	-2%	934
2010	75,169	-20%	133,658	5%	18,732	37%	227,559	-3%	905

2Q2010	20,358		37,404		4,777		62,539		993
2Q2011	14,419	-29%	37,112	-1%	4,024	-16%	55,555	-11%	882

CONTRACT AND SHARE VOLUMES:
(in 000’s, except %)

TOTAL

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2006	563,623		62,419		34,493,410
2007	673,144	19%	83,134	33%	47,324,798	37%
2008	757,732	13%	108,984	31%	55,845,428	18%
2009	643,380	-15%	82,345	-24%	75,449,891	35%
2010	678,856	6%	96,193	17%	84,469,874	12%

2Q2010	191,064		27,362		22,790,303
2Q2011	162,737	-15%	24,013	-12%	19,091,293	-16%

MARKET MAKING

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2006	371,929		14,818		21,180,377
2007	447,905	20%	14,520	-2%	24,558,314	16%
2008 **	514,629	15%	21,544	48%	26,008,433	6%
2009 **	428,810	-17%	15,122	-30%	26,205,229	1%
2010 **	435,184	1%	15,371	2%	19,165,000	-27%

2Q2010 **	122,364		4,411		5,469,349
2Q2011 **	98,168	-20%	3,585	-19%	2,546,066	-53%

BROKERAGE TOTAL

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2006	191,694		47,601		13,313,033
2007	225,239	17%	68,614	44%	22,766,484	71%
2008	243,103	8%	87,440	27%	29,836,995	31%
2009	214,570	-12%	67,223	-23%	49,244,662	65%
2010	243,672	14%	80,822	20%	65,304,874	33%

2Q2010	68,700		22,951		17,320,954
2Q2011	64,569	-6%	20,428	-11%	16,545,227	-4%

* Includes options on futures
** In Brazil, an equity option contract typically represents 1 share of the underlying stock; however, the typical minimum trading quantity is 100 contracts.  To make a fair comparison to volume at other exchanges, we have adopted a policy of reporting Brazilian equity options contracts divided by their trading quantity of 100.

CONTRACT AND SHARE VOLUMES, continued:
(in 000’s, except %)

BROKERAGE CLEARED

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2006	32,384		45,351		12,492,870
2007	51,586	59%	66,278	46%	20,353,584	63%
2008	77,207	50%	85,599	29%	26,334,752	29%
2009	93,868	22%	66,241	-23%	46,627,344	77%
2010	103,054	10%	79,144	19%	62,077,741	33%

2Q2010	29,491		22,463		16,487,944
2Q2011	35,277	20%	20,090	-11%	15,972,585	-3%

* Includes options on futures

BROKERAGE STATISTICS:
(in 000’s, except % and where noted)

	2Q2011	2Q2010	% Change
Total Accounts	176	146	21%
Customer Equity (in billions) *	$25.7	$16.4	57%

Cleared DARTs	378	385	-2%
Total Customer DARTs	408	422	-3%

(in $'s, except DART per account)
Commission per DART	$4.33	$4.24	2%
DART per Avg. Account (Annualized)	554	677	-18%
Net Revenue per Avg. Account (Annualized)	$3,809	$3,801	0%

* Excluding non-customers

Business Environment

The financial markets were relatively subdued during the second quarter.  Despite heightened concerns over the Greek debt crisis, implied volatilities were at their lowest levels since early 2007 and trading volumes in global exchange-traded derivatives declined from their peak in the first quarter.

We continued to see steady increases in our brokerage accounts, which grew 21% over the prior year.  Over half of the new accounts have come from outside the U.S.  We have been actively advertising our low commissions and financing rates.  As a consequence, we observed strong growth in customer equity and margin balances, which contributed to a significant increase in our net interest income, despite the current low interest rate environment.

There are several market conditions that most affect our business.

Global trading volumes.  According to data received from exchanges worldwide, volumes in exchange-listed equity-based options decreased by approximately 1% both globally and in the U.S., as compared to the corresponding period in 2010.  During the second quarter of 2011 we accounted for approximately 9.0% of the exchange-listed equity-based options (including options on ETFs and stock index products) volume traded worldwide and approximately 12.0% of exchange-listed equity-based options volume traded in the U.S.  This compares to approximately 10.3% of the exchange-listed equity-based options volume traded worldwide and approximately 13.3% of the exchange-listed equity-based options volume traded in the U.S. in the second quarter of 2010.  In the market making segment, we have been more selective with the products and markets in which we trade as we shift our focus away from less profitable activities.  As a result, our market share has declined; however, this is a metric that is not directly correlated with our profits.

See the tables on pages 31 – 33 of this Quarterly Report on Form 10-Q for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

Bid/Offer Spreads.  Bid/offer spreads on U.S. exchange-traded options have stabilized this year following a steady decline throughout 2009 and the first part of 2010.  After reaching a historic low in the third quarter of 2010, spreads have been gradually widening, until stabilizing in the second quarter.  As reported by the NASDAQ OMX PHLX market, bid/offer spreads in the second quarter were approximately 20% wider than the corresponding period in 2010.  We believe this increase can be partly attributed to the heightened scrutiny over high frequency trading firms that began after the May 2010 “flash crash.”  Regulators and exchanges began enacting new rules last year that eliminated some of the advantages high frequency traders (“HFT’s”) had over registered market makers.  The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law last summer is also expected to impose strict regulations on the hedge fund industry.

Volatility.  Our market making profits are generally correlated with market volatility since we typically maintain an overall long volatility position, which protects us against a severe market dislocation in either direction.  Based on the Chicago Board Options Exchange Volatility Index (“VIX”), the average volatility during the second quarter was approximately 34% lower than it was in the second quarter of 2010, and the lowest it has been since the first half of 2007.

The ratio of actual to implied volatility is also meaningful to our results.  Because the cost of hedging our positions is based on implied volatility, while our trading profits are, in part, based on actual market volatility, a higher ratio is generally favorable and a lower ratio generally has a negative effect on our trading gains.  This ratio averaged approximately 72% during the second quarter, relatively unchanged from the first quarter of 2011, but lower than the 94% ratio we saw in the second quarter of 2010.

Currency fluctuations.  As a global market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk.  We actively hedge this exposure by keeping our net worth in proportion to a defined basket of major currencies (the “GLOBAL”).  Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL to the U.S. dollar affects our earnings.  During the second quarter of 2011, the value of the GLOBAL rose 1.2% which positively affected our comprehensive earnings.

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

•
Regulatory and legislative authorities have increased their scrutiny of equity and option market makers, hedge funds and soft dollar practices.  New legislation or modifications to existing regulations and rules could occur in the future.

•	Further consolidation among market centers this may adversely affect the value of our smart routing software.

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

Results of Operations

The tables in the period comparisons below provide summaries of our revenues and expenses.  The period-to-period comparisons below of financial results are not necessarily indicative of future results.  The following table sets forth our unaudited consolidated results of operations for the indicated periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in millions, except share and per share data)

Revenues:
Trading gains	$120.6	$77.6	$320.9	$158.2
Commissions and execution fees	106.5	107.6	215.7	199.3
Interest income	79.3	41.0	138.0	77.6
Other income	15.0	17.7	32.4	34.5

Total revenues	321.4	243.9	707.0	469.6

Interest expense	24.5	17.8	42.2	32.9

Total net revenues	296.9	226.1	664.8	436.7

Non-interest expenses:
Execution and clearing	66.1	75.5	132.3	145.2
Employee compensation and benefits	52.6	49.5	105.0	100.0
Occupancy, depreciation and amortization	9.1	9.2	18.3	18.4
Communications	6.6	6.3	12.1	11.7
General and administrative	13.4	13.5	26.0	24.4

Total non-interest expenses	147.8	154.0	293.7	299.7

Income before income taxes	149.1	72.1	371.1	137.0

Income tax expense	12.5	7.4	31.2	12.6

Net income	136.6	64.7	339.9	124.4

Net income attributable to non-controlling interests	127.1	60.9	314.1	116.7

Net income available for common shareholders	$9.5	$3.8	$25.8	$7.7

Earnings per share:
Basic	$0.22	$0.09	$0.61	$0.18
Diluted	$0.22	$0.09	$0.60	$0.18

Weighted average common shares outstanding:
Basic	43,018,095	41,802,541	42,627,045	41,511,328
Diluted	73,470,928	42,441,995	43,133,155	42,206,384

Comprehensive income:
Net income available for common stockholders	$9.5	$3.8	$25.8	$7.7
Other comprehensive income:
Cumulative translation adjustment, before income taxes	6.1	(5.8)	8.1	(8.0)
Income taxes related to items of other comprehensive income	2.2	(2.2)	3.0	(3.0)
Other comprehensive income (loss), net of tax	3.9	(3.6)	5.1	(5.0)
Comprehensive income available for common stockholders	$13.4	$0.2	$30.9	$2.7

Comprehensive income attributable to non-controlling interests:
Net income attributable to non-controlling interests	$127.1	$60.9	$314.1	$116.7
Other comprehensive income (loss) - cumulative translation adjustment	50.1	(49.4)	66.7	(68.1)
Comprehensive income attributable to non-controlling interests	$177.2	$11.5	$380.8	$48.6

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Net Revenues

Total net revenues for the quarter ended June 30, 2011 increased $70.8 million or 31%, to $296.9 million from $226.1 million during the quarter ended June 30, 2010.  The increase in net revenues was primarily due to an increase in net interest income and a decrease in translation losses as compared to the year-ago quarter.  Increased customer cash and margin balances of 52% and 117% respectively, contributed to an increase of $31.6 million in net interest income.  In our market making segment, an increase of $42.5 million in trading gains was largely driven by $82.7 million in lower translation losses as compared to the year-ago quarter.  Trading volume is an important driver of revenues and costs for both our electronic brokerage segments and market making segments.  During

2011, options and futures contracts and stock shares volume executed by our subsidiaries decreased by 15%, 12% and 16% respectively.  The decrease in contract and share volumes was observed in both segments, as general market volumes declined.

Trading Gains.  Overall trading gains for the quarter ended June 30, 2011, increased $43.0 million, or 55%, to $120.6 million from $77.6 million for the quarter ended June 30, 2010.  As market makers, we provide liquidity by buying from sellers and selling to buyers.  During the quarter ended June 30, 2011, our market making operations executed 14.4 million trades, a decrease of 29% as compared to the number of trades executed in the quarter ended June 30, 2010.  Options contracts decreased 20%, futures contracts decreased 19% and stock shares decreased by 53% for the quarter ended June 30, 2011 as compared to the year-ago quarter.  Trading gains were negatively impacted by a 34% decrease in average volatility, as measured by the VIX, to 17.5, for the three months ended June 30, 2011 as compared to the year-ago quarter, as well as a 24% decrease in the ratio of actual to implied volatility to 71.5% for the three months ended June 30, 2011 as compared to the same period last year.  This was more than offset by a decrease in translation losses versus the previous year.

Included in trading gains are net dividends, net bond trading interest and currency translation gains and losses from market making activities.  Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record.  When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase stock after the ex-dividend date.  Hence, the apparent gains and losses due to these price changes, reflecting the value of dividends paid to shareholders, must be taken together with the dividends paid and received, respectively, to accurately reflect the results of our market making operations.  As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in foreign currencies.  Translation losses of $33.8 million were recognized in the quarter ended June 30, 2011, primarily from foreign currency balances held by our subsidiaries, as compared to translation losses of $116.5 million for the quarter ended June 30, 2010.  Translation gain or loss is reported in accordance with U.S. GAAP and does not contain the full translation effects of our policy of maintaining our equity in proportion to the basket of currencies we refer to as the GLOBAL, part of which may be reported as trading gains and part as other comprehensive income, which is included in Comprehensive Income reported on our unaudited condensed consolidated Statement of Comprehensive Income.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Commissions and Execution Fees.  Commissions and execution fees for the quarter ended June 30, 2011 decreased $1.1 million, or 1%, to $106.5 million, as compared to the quarter ended June 30, 2010.  The decrease was driven by lower overall trade volume from our customers.  The second quarter of 2010 included heightened trading activity as a result of the “flash crash.”  Customer volume in options and futures contracts and stock shares decreased by 6%, 11% and 4%, respectively, for the quarter ended June 30, 2011 from the corresponding period in 2010.  Total DARTs for cleared and execution-only customers for the quarter ended June 30, 2011 decreased 3% to approximately 408,000, as compared to approximately 422,000 during the quarter ended June 30, 2010.  DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, decreased 2% to approximately 378,000, for the quarter ended June 30, 2011, as compared to approximately 385,000 for the quarter ended June 30, 2010. The number of customer accounts grew by 21% to approximately 176,000 at June 30, 2011, as compared to approximately 146,000 at June 30, 2010.  Average commission per DART for cleared customers, for the quarter ended June 30, 2011, increased by 2% to $4.33, as compared to $4.24 for the quarter ended June 30, 2010.

Interest Income and Interest Expense.  Net interest income (interest income less interest expense) for the quarter ended June 30, 2011 increased $31.6 million, or 136%, to $54.8 million, as compared to the quarter ended June 30, 2010.  Net interest income was derived primarily from the electronic brokerage segment during the quarter ended June 30, 2011.  Net interest earned by electronic brokerage increased $24.4 million, or 109%, to $46.7 million, as compared to the quarter ended June 30, 2010.  Average customer cash balances increased by 52%, to $18.20 billion, and average customer fully secured margin borrowings increased 117%, to $9.73 billion, for the quarter ended June 30, 2011, as compared to $11.95 billion and $4.47 billion, respectively, for the quarter ended June 30, 2010.  Net fees earned from securities borrowed and loaned transactions increased $8.0 million for the quarter ended June 30, 2011 as compared to the year–ago quarter.  The average Fed Funds effective rate decreased 10 basis points to 0.09% for the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010.  For market making, net interest income increased $4.1 million from the corresponding period last year to $5.3 million.  As a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio.  When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income.  When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income.  Average securities borrowed decreased by 42%, to $3.30 billion and average securities loaned increased by 11%, to $1.60 billion, for the quarter ended June 30, 2011.

Other Income.  Other income, for the quarter ended June 30, 2011, decreased $2.7 million, or 15%, to $15.0 million, as compared to the quarter ended June 30, 2010.

Non-Interest Expenses

Non-interest expenses, for the quarter ended June 30, 2011, decreased by $6.2 million, or 4%, to $147.8 million from $154.0 million, during the quarter ended June 30, 2010. The decrease was primarily due to lower execution and clearing expenses partially offset by higher employee compensation and benefits expenses.  As a percentage of total net revenues, non-interest expenses decreased to 50% for the quarter ended June 30, 2011 from 68% during the corresponding period in 2010.

Execution and Clearing.  Execution and clearing expenses, for the quarter ended June 30, 2011, decreased $9.4 million, or 12%, to $66.1 million, as compared to the quarter ended June 30, 2010.  The decrease resulted from a 12% decrease in futures contract volume and a 15% decrease in options contract volume traded during the quarter ended June 30, 2011.

Employee Compensation and Benefits.  Employee compensation and benefits expenses, for the quarter ended June 30, 2011, increased by $3.1 million, or 6%, to $52.6 million, as compared to the quarter ended June 30, 2010.  This increase reflects the 3% growth in the average number of employees to 859 for the quarter ended June 30, 2011, as compared to 833 for the corresponding period in 2010.  As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff.  The continued recognition of costs associated with our stock incentive plan also increased employee compensation and benefits expense.  As a percentage of total net revenues, employee compensation and benefits expenses were 18% and 22%, for the quarters ended June 30, 2011 and 2010, respectively.

General and Administrative.  General and administrative expenses, for the quarter ended June 30, 2011, decreased $0.1 million, or 1% to $13.4 million, as compared to the quarter ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Net Revenues

Total net revenues for the six months ended June 30, 2011 increased $228.1 million or 52%, to $664.8 million from $436.7 million during the six months ended June 30, 2010.  Trading volume is an important driver of revenues and costs for both our market making and electronic brokerage segments.  During 2011, options and futures contracts and stock shares volume executed by our subsidiaries decreased by 6%, 2% and 4% respectively.  The decrease in contract and share volumes in our market making segment was partially offset by our brokerage segment volume which saw increases in options contracts and stock shares trading by our customers of 8% and 12% while futures contracts were 1% lower.  Increased customer cash and margin balances contributed to an increase of $41.9 million in net interest income in our brokerage segment.  In our market making segment, wider bid/offer spreads in options and a reduction in translation losses contributed to an increase of $162.1 million in trading gains.

Trading Gains.  Overall trading gains for the six months ended June 30, 2011, increased $162.7 million, or 103%, to $320.9 million from $158.2 million for the six months ended June 30, 2010.  As market makers, we provide liquidity by buying from sellers and selling to buyers.  During the six months ended June 30, 2011, our market making operations executed 28.9 million trades, a decrease of 28% as compared to the number of trades executed in the six months ended June 30, 2010.  Options contracts decreased 13%, futures contracts decreased 6% and stock shares decreased by 51% for the six months ended June 30, 2011 as compared to 2010.  The increase in trading gains was primarily due to wider bid/offer spreads on exchange listed options and a reduction in translation losses versus the previous year, as described in the Business Environment section above.

Included in trading gains are net dividends, net bond trading interest and currency translation gains and losses from market making activities.  Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record.  When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase stock after the ex-dividend date.  Hence, the apparent gains and losses due to these price changes, reflecting the value of dividends paid to shareholders, must be taken together with the dividends paid and received, respectively, to accurately reflect the results of our market making operations.  As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in foreign currencies.  Translation losses of $15.1 million were recognized in the six months ended June 30, 2011, primarily from foreign currency balances held by our subsidiaries, as compared to translation losses of $158.0 million for the six months ended June 30, 2010.  Translation gain or loss is reported in accordance with U.S. GAAP and does not contain the full translation effects of our policy of maintaining our equity in proportion to the basket of currencies we refer to as the GLOBAL, part of which may be reported as trading gains and part as other comprehensive income, which is included in comprehensive income reported on our unaudited condensed consolidated statement of comprehensive income.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Commissions and Execution Fees.  Commissions and execution fees for the six months ended June 30, 2011 increased $16.4 million, or 8%, to $215.7 million, as compared to the six months ended June 30, 2010.  The increase was driven by higher overall trade volume from our customers.  Volume in options contracts and stock shares increased by 8%, and 12%, respectively, while futures contracts volume decreased 1% for the six months ended June 30, 2011 from the corresponding period in 2010.  Total DARTs for cleared and execution-only customers for the six months ended June 30, 2011 increased 6% to approximately 416,000, as compared to approximately 394,000 during the six months ended June 30, 2010.  DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 7% to approximately 382,000, for the six months ended June 30, 2011, as compared to approximately 357,000 for the six months ended June 30, 2010. The number of customer accounts grew by 21% to approximately 176,000 at June 30, 2011, as compared to approximately 146,000 at June 30, 2010.  Average commission per DART for cleared customers, for the six months ended June 30, 2011, increased by 1% to $4.36, as compared to $4.32 for the six months ended June 30, 2010.

Interest Income and Interest Expense.  Net interest income (interest income less interest expense) for the six months ended June 30, 2011 increased $51.1 million, or 114%, to $95.8 million, as compared to the six months ended June 30, 2010.  Net interest income was derived primarily from the electronic brokerage segment during the six months ended June 30, 2011.  Net interest earned by electronic brokerage increased $41.9 million, or 100%, to $83.8 million, as compared to the six months ended June 30, 2010.  Average customer cash balances increased by 50%, to $17.20 billion, and average customer fully secured margin borrowings increased 111%, to $8.78 billion, for the six months ended June 30, 2011, as compared to $11.46 billion and $4.16 billion, respectively, for the six months ended June 30, 2010.  Net fees earned from borrowing and loaning securities increased $12.7 million for the six months ended June 30, 2011 as compared to same period last year.  The average Fed Funds effective rate decreased 4 basis points to 0.12% for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  For market making, net interest income increased $5.0 million from the corresponding period last year to $7.5 million.  As a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio.  When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income.  When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income.  Average securities borrowed decreased by 40%, to $3.33 billion and average securities loaned increased by 17%, to $1.59 billion, for the six months ended June 30, 2011.

Other Income.  Other income, for the six months ended June 30, 2011, decreased $2.1 million, or 6%, to $32.4 million, as compared to the six months ended June 30, 2010.

Non-Interest Expenses

Non-interest expenses, for the six months ended June 30, 2011, decreased by $6.0 million, or 2%, to $293.7 million from $299.7 million, during the six months ended June 30, 2010. The decrease was primarily due to lower execution and clearing expenses, partially offset by higher employee compensation and benefits expenses.  As a percentage of total net revenues, non-interest expenses decreased to 44% for the six months ended June 30, 2011 from 69% during the corresponding period in 2010.

Execution and Clearing.  Execution and clearing expenses, for the six months ended June 30, 2011, decreased $12.9 million, or 9%, to $132.3 million, as compared to the six months ended June 30, 2010.  Execution and clearing expenses decreased as a result of lower trading volume in all product classes as well as increased executions at venues that pay participants to provide liquidity.  As a market maker under the make-or-take pricing model we are paid for providing liquidity instead of being charged payment-for-order flow fees.

Employee Compensation and Benefits.  Employee compensation and benefits expenses, for the six months ended June 30, 2011, increased by $5.0 million, or 5%, to $105.0 million, as compared to the six months ended June 30, 2010.  This increase reflects the 4% growth in the average number of employees to 858 for the six months ended June 30, 2011, as compared to 822 for the corresponding period in 2010.  As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff.  The continued recognition of costs associated with of our stock incentive plan also increased employee compensation and benefits expense.  As a percentage of total net revenues, employee compensation and benefits expenses were 16% and 23%, for the six months ended June 30, 2011 and 2010, respectively.

General and Administrative.  General and administrative expenses, for the six months ended June 30, 2011, increased $1.6 million, or 7% to $26.0 million, as compared to the six months ended June 30, 2010.

Business Segments

The following table sets forth the net revenues and non-interest expenses and income before income taxes of our business segments:

		Three Months		Six Months
		Ended June 30,		Ended June 30,
		2011	2010	2011	2010
		(in millions)

Electronic Brokerage	Net revenues	$169.7	$144.6	$333.4	$271.8
	Non-interest expenses	80.7	72.3	154.3	135.1

	Income before income taxes	$89.0	$72.3	$179.1	$136.7

	Pre-tax profit margin	52%	50%	54%	50%

Market Making	Net revenues	$125.8	$81.7	$328.1	$164.5
	Non-interest expenses	66.5	77.8	134.2	155.1

	Income before income taxes	$59.3	$3.9	$193.9	$9.4

	Pre-tax profit margin	47%	5%	59%	6%

Corporate*	Net revenues	$1.4	$(0.2)	$3.3	$0.4
	Non-interest expenses	0.6	3.9	5.2	9.5

	Income before income taxes	$0.8	$(4.1)	$(1.9)	$(9.1)

Total	Net revenues	$296.9	$226.1	$664.8	$436.7
	Non-interest expenses	147.8	154.0	293.7	299.7

	Income before income taxes	$149.1	$72.1	$371.1	$137.0

	Pre-tax profit margin	50%	32%	56%	31%

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

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in millions)

Revenues:
Commissions and execution fees	$106.5	$107.5	$215.7	$199.2
Interest income	58.9	26.8	104.1	49.8
Other income	16.5	14.8	33.9	30.7

Total revenues	181.9	149.1	353.7	279.7

Interest expense	12.2	4.5	20.3	7.9

Total net revenues	169.7	144.6	333.4	271.8

Non-interest expenses:
Execution and clearing	36.7	34.9	71.8	63.9
Employee compensation and benefits	17.0	13.8	31.4	28.1
Occupancy, depreciation and amortization	3.1	3.4	6.2	6.8
Communications	2.7	2.8	5.5	5.0
General and administrative	21.2	17.4	39.4	31.3

Total non-interest expenses	80.7	72.3	154.3	135.1

Income before income taxes	$89.0	$72.3	$179.1	$136.7

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Electronic brokerage total net revenues for the quarter ended June 30, 2011 increased $25.1 million, or 17%, to $169.7 million, from $144.6 million during the quarter ended June 30, 2010, primarily due to an increase in net interest income.  Commission and execution fees decreased $1.0 million, or 1%, and net interest income increased $24.4 million, or 109%, for the quarter ended June 30, 2011 as compared to the corresponding period in 2010.  The increase in net interest income was attributable to an increase of $6.24 billion in average customer cash balances and an increase of $5.25 billion in average fully secured margin borrowings as well as an increase of $8.0 million on net fees earned from securities borrowed and loaned transactions.  During the same time period, the Fed Funds effective rate decreased 10 basis points or 51%.  The decrease in commission and execution fees is directly attributable to decreased customer trading volume.  Volume in options and futures contracts and stock shares decreased by 6%, 11% and 4%, respectively, for the quarter ended June 30, 2011 from the corresponding period in 2010.  The second quarter of 2010 experienced heightened trading activity as a result of the “flash crash.”  Total DARTs from cleared and execution-only customers for the quarter ended June 30, 2011 decreased 3% to approximately 408,000, as compared to approximately 422,000 during the quarter ended June 30, 2010.  DARTs from cleared customers for the quarter ended June 30, 2011 decreased 2% to approximately 378,000, as compared to approximately 385,000 during the quarter ended June 30, 2010.  Total customer equity grew by 57% to $25.7 billion at June 30, 2011, from $16.4 billion at June 30, 2010.  The number of customer accounts grew 21% from June 30, 2010 to approximately 176,000.

Electronic brokerage non-interest expenses for the quarter ended June 30, 2011 increased $8.4 million, or 12%, as compared to the quarter ended June 30, 2010.  Within non-interest expenses, execution and clearing expenses increased by $1.8 million, driven by a $0.7 million increase in market data fees.  Employee compensation and benefits expenses increased by $3.2 million, or 23% during the quarter ended June 30, 2011 as compared to 2010.  Employee compensation expenses increased as a result of growth in the business and from a refinement in methods that we use to attribute certain expenses to the electronic brokerage and market making segments as if they were stand-alone businesses.  General and administrative expenses increased $3.8 million as administrative and consulting fees increased $3.7 million during the quarter ended June 30, 2011 as compared to 2010.  As a percentage of total net revenues, non-interest expenses decreased to 48% from 50% for the quarter ended June 30, 2011 as compared to 2010.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Electronic brokerage total net revenues for the six months ended June 30, 2011 increased $61.6 million, or 23%, to $333.4 million, from $271.8 million during the six months ended June 30, 2010, primarily due to higher commission and execution fees and an increase in net interest income.  Commission and execution fees increased $16.5 million, or 8%, and net interest income increased $41.9 million, or 100%, for the six months ended June 30, 2011 as compared to the corresponding period in 2010.  The increase in net interest income was attributable to an increase of $5.74 billion in average customer cash balances and an increase of $4.63 billion in average fully secured margin borrowings as well as a $12.7 million increase in net fees earned from securities borrowed and loaned transactions.  Net interest income increased despite a decrease in the average Fed Funds effective rate of approximately 4 basis points to 0.12% for the six months ended June 30, 2011 as compared to 0.16% for the six months ended June 30, 2010.  The increase in commission and execution fees is directly attributable to increased customer trading volume.  Volume in options contracts and stock shares increased by 8% and 12%, respectively, while volume in futures contracts decreased by 1% for the six months ended June 30, 2011 from the corresponding period in 2010.  Total DARTs from cleared and execution-only customers for the six months ended June 30, 2011 increased 6% to approximately 416,000, as compared to approximately 394,000 during the six months ended June 30, 2010.  DARTs from cleared customers for the six months ended June 30, 2011 increased 7% to approximately 382,000, as compared to approximately 357,000 during the six months ended June 30, 2010.  Total customer equity grew by 57% to $25.7 billion at June 30, 2011, from $16.4 billion at June 30, 2010.  The number of customer accounts grew 21% from June 30, 2010 to approximately 176,000.

Electronic brokerage non-interest expenses for the six months ended June 30, 2011 increased $19.2 million, or 14%, as compared to the six months ended June 30, 2010.  Within non-interest expenses, execution and clearing expenses increased by $7.9 million, driven by higher futures fees, market data expenses and regulatory fees.  Employee compensation and benefits expenses increased by $3.3 million, or 12% during the six months ended June 30, 2011 as compared to 2010.  General and administrative expenses increased $8.1 million as administrative and consulting fees increased $7.1 million during the six months ended June 30, 2011 as compared to 2010.  As a percentage of total net revenues, non-interest expenses decreased to 46% from 50% for the six months ended June 30, 2011 as compared to 2010.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in millions)
Revenues:
Trading gains	$120.9	$78.4	$320.3	$158.2
Interest income	17.5	15.6	30.6	29.8
Other income	(0.4)	2.1	0.3	3.8

Total revenues	138.0	96.1	351.2	191.8

Interest expense	12.2	14.4	23.1	27.3

Total net revenues	125.8	81.7	328.1	164.5

Non-interest expenses:
Execution and clearing	29.4	41.0	61.2	81.6
Employee compensation and benefits	15.1	18.0	31.5	36.9
Occupancy, depreciation and amortization	2.6	2.6	5.1	5.0
Communications	2.7	3.5	5.3	6.7
General and administrative	16.7	12.7	31.1	24.9

Total non-interest expenses	66.5	77.8	134.2	155.1

Income before income taxes	$59.3	$3.9	$193.9	$9.4

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Market making total net revenues for the quarter ended June 30, 2011 increased $44.1 million, or 54%, to $125.8 million, from $81.7 million during the quarter ended June 30, 2010.  Trading gains for the quarter ended June 30, 2011 increased $42.5 million, or 54%, primarily due to a reduction in translation losses.  Trading gains were negatively impacted by a 34% decrease in average volatility, as measured by the VIX, to 17.5, for the six months ended June 30, 2011 as compared to the year-ago quarter; as well as a 24% decrease in the ratio of actual to implied volatility to 71.5% for the three months ended June 30, 2011 as compared to the same period last year.  Market making futures and options contracts and stock share volume decreased 20%, 19% and 53% respectively, in the quarter ended June 30, 2011 as compared to the corresponding period in 2010.  We continue to selectively pare down trading in less profitable products.  Trading gains also include translation gains and losses.  Translation losses, for the quarter ended June 30, 2011 were $33.8 million as compared to translation losses of $116.5 million, for the quarter ended June 30, 2010. Translation gain or loss is reported in accordance with U.S. GAAP and does not contain the full translation effects of our policy of maintaining our equity in proportion to the basket of currencies we refer to as the GLOBAL, part of which may be reported as trading gains and part as Other Comprehensive Income, which is included in comprehensive income as reported on our Statements of Comprehensive Income.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.” Net interest income for the quarter ended June 30, 2011 increased by $4.1 million to $5.3 million.  As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets.  In the quarter ended June 30, 2011, these factors, together with securities lending activity, produced more interest income than in the second quarter of 2010.

Market making non-interest expenses for the quarter ended June 30, 2011 decreased $11.3 million, or 15%, as compared to the quarter ended June 30, 2010.  The decrease primarily resulted from an $11.6 million decrease in execution and clearing fees and a $2.9 million decrease in employee compensation and benefits expenses, partially offset by a $4.0 million increase in general and administrative fees during the quarter ended June 30, 2011 as compared to 2010.  Within execution and clearing fees, options contracts execution fees decreased approximately $7.0 million and exchange order flow expenses decreased $0.9 million during the quarter ended June 30, 2011 as compared to the corresponding period in 2010.  This decrease was driven by a 20% decrease in options contracts volume.  The increase in general and administrative fees was largely a result of a $4.1 million increase in administrative and consulting fees during the quarter ended June 30, 2011 as compared to the corresponding period in 2010.  Employee compensation expenses decreased from a refinement in methods that we use to attribute certain expenses to the electronic brokerage and market making segments as if they were stand-alone businesses.  As a percentage of total net revenues, market making non-interest expenses decreased to 53% from 95% for the quarters ended June 30, 2011 and 2010, respectively.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Market making total net revenues for the six months ended June 30, 2011 increased $163.6 million, or 99%, to $328.1 million, from $164.5 million during the six months ended June 30, 2010.  Trading gains for the six months ended June 30, 2011 increased $162.1 million, or 102%, primarily due to wider bid/offer spreads on exchange-traded options and a reduction in translation losses as compared to the year-ago period.  Market making futures and options contract and stock share volume decreased 13%, 6% and 51% respectively, in the six months ended June 30, 2011 as compared to the corresponding period in 2010.  In 2010, and during the first six months of 2011, we selectively pared down trading in less profitable products. Trading gains include translation gains and losses, as described above.  Translation losses, for the six months ended June 30, 2011 were $15.1 million as compared to translation losses of $158.0 million, for the six months ended June 30, 2010. Translation gain or loss is reported in accordance with U.S. GAAP and does not contain the full translation effects of our policy of maintaining our equity in proportion to the basket of currencies we refer to as the GLOBAL, part of which may be reported as trading gains and part as Other Comprehensive Income, included in comprehensive income as reported on our Statements of Comprehensive Income.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.” Net interest income for the six months ended June 30, 2011 increased by $5.0 million to $7.5 million.  As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets.  In the six months ended June 30, 2011, these factors, together with securities lending activity, produced slightly more interest income than in the first six months of 2010.

Market making non-interest expenses for the six months ended June 30, 2011 decreased $20.9 million, or 13%, as compared to the six months ended June 30, 2010.  The decrease primarily resulted from a $20.4 million decrease in execution and clearing fees and a $5.4 million decrease in employee compensation and benefits expenses, partially offset by a $6.2 million increase in general and administrative fees during the six months ended June 30, 2011 as compared to 2010.  Within execution and clearing fees, exchange order flow expenses decreased $4.2 million during the six months ended June 30, 2011 as compared to the corresponding period in 2010.  This decrease was driven by a greater proportion of our U.S. options volume executed on exchanges with make-or-take pricing, where we are paid for providing liquidity.  The increase in general and administrative fees was largely a result of a $6.0 million increase in administrative and consulting fees during the six months ended June 30, 2011 as compared to the corresponding period in 2010.  Employee compensation expenses decreased as a result of a refinement in methods that we use to attribute certain expenses to the electronic brokerage and market making segments as if they were stand-alone businesses.  As a percentage of total net revenues, market making non-interest expenses decreased to 41% from 94% for the six months ended June 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet.  The majority of our assets consist of exchange-listed marketable securities, which are marked-to-market daily, cash and securities segregated for customers, and collateralized receivables arising from customer-related and proprietary securities transactions.  Collateralized receivables consist primarily of securities borrowed, and, to a lesser extent, customer margin loans, receivables from clearing houses for settlement of securities transactions and securities purchased under agreements to resell.  At June 30, 2011, total assets were $30.64 billion of which approximately $30.18 billion, or 98.5%, were considered liquid and consisted predominantly of marketable securities, customers’ cash and collateralized receivables.

We undertake daily monitoring of liquidity needs and available collateral levels to help ensure that we maintain an appropriate liquidity cushion, in the form of unpledged collateral at all times.  Our ability to quickly reduce funding needs by balance sheet contraction without adversely affecting our core businesses and to pledge additional collateral in support of secured borrowings is continuously evaluated to ascertain the adequacy of our capital base.

We actively manage our excess liquidity and we maintain significant borrowing facilities through the securities lending markets and with banks.  In response to changes in the credit market environment that began during late 2008, we continue to maintain sufficient levels of cash on hand to provide us with a buffer should we need immediately available funds for any reason.

For purposes of providing additional liquidity and further increasing our regulatory capital reserves, we issue senior notes and we maintain a committed senior secured revolving credit facility from a syndicate of banks (see “Principal Indebtedness” below).  As of June 30, 2011, borrowings under these facilities totaled $178.3 million, which represented 4% of our total capitalization.  End-of-period liability balances in connection with our short-term borrowings and senior notes payable were lower than their respective average monthly balances during the quarter ended June 30, 2011.  End-of-period liability balances in connection with our securities loaned and payables to customers as of June 30, 2011 exceeded their respective average monthly balance during the six months ended June 30, 2011.  Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our future liquidity needs for more than the next twelve months.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth.  Our consolidated equity decreased $0.25 billion or 5% to $4.59 billion at June 30, 2011 from $4.84 billion at June 30, 2010 as a result of the approximately $1 billion special dividend that IBG LLC paid in December, 2010 and regular distributions, partially offset by twelve months of earnings.  In April, 2011 we announced a regular $0.10 per share quarterly cash dividend, the first of which was paid in June.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2011	2010
	(in millions)
Cash provided by operating activities	$416.2	$566.8
Cash used in investing activities	(23.7)	(10.9)
Cash used in financing activities	(347.6)	(235.3)
Effect of exchange rate changes on cash and cash equivalents	23.8	(16.1)
Increase in cash and cash equivalents	$68.7	$304.5

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

Six Months Ended June 30, 2011:   Our cash and cash equivalents increased by $68.7 million to $1,422.9 million for the six months ended June 30, 2011.  We raised $416.2 million from net cash in operating activities.  We used net cash of $371.3 million in our investing and financing activities primarily due to a decrease in short-term borrowings, the repayment of borrowings under our senior secured revolving credit facility and dividends paid to IBG Holdings LLC and to common stockholders.

Six Months Ended June 30, 2010:   Our cash and cash equivalents increased by $304.5 million to $1,111.0 million for the six months ended June 30, 2010.  We raised $566.8 million in net cash in operating activities.  We used net cash of $246.2 million in our investing and financing activities primarily due to an increase in short-term borrowings and dividends paid to and redemption of member interests from IBG Holdings LLC.

Regulatory Capital Requirements

Our principal operating subsidiaries are subject to separate regulation and capital requirements in the United States and other jurisdictions.  Timber Hill LLC and Interactive Brokers LLC are registered U.S. broker-dealers and futures commission merchants, and their primary regulators include the SEC, the Commodity Futures Trading Commission, the Chicago Board Options Exchange, the Chicago Mercantile Exchange, the Financial Industry Regulatory Authority and the National Futures Association.  Timber Hill Europe AG is registered to do business in Switzerland as a securities dealer and is regulated by the Swiss Financial Market Supervisory Authority.  Interactive Brokers (U.K.) Limited is subject to regulation by the U.K. Financial Services Authority.  Our various other operating subsidiaries are similarly regulated.  See Note 13 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our regulatory capital requirements.

At June 30, 2011, aggregate excess regulatory capital for all of the Operating Companies was $2.81 billion.

Principal Indebtedness

IBG LLC is the borrower under a $100.0 million senior secured revolving credit facility, which had no balance outstanding as of June 30, 2011, and is the issuer of senior notes, of which $178.3 million were outstanding as of June 30, 2011.

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

At maturity, subject to meeting certain terms of the facility, IBG LLC will have an option to convert the facility to a one-year term loan.  As of June 30, 2011, no borrowings were outstanding under this credit facility and IBG LLC was in compliance with all of the covenants.  This credit facility replaced a $100 million senior secured revolving credit facility that expired on May 19, 2010.

Senior Notes

IBG LLC periodically issues senior notes in private placements to certain qualified customers of IB LLC.  IBG LLC uses the proceeds from sales of the senior notes to provide capital to IBG LLC’s broker-dealer subsidiaries in the form of subordinated loans and for other general purposes.  In June of 2011 we reduced the interest rate on new notes to 3% per annum.  The outstanding senior notes have a 5% and 3% per annum interest rate, and either a 15-month or an 18-month maturity.  IBG LLC may, solely at its option, redeem the senior notes at any time on or after a specified date in the third month or the sixth month, respectively, after the date on which the senior notes are issued and sold, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued interest.

Total senior notes outstanding at June 30, 2011 of $178.3 million, with $147.9 million being 5% notes and $30.4 million being 3% notes.  Senior notes outstanding at December 31, 2010 were $194.6 million with $46.9 being 7% notes and $147.7 million being 5% notes.  During the period from January 1 through June 30, 2011, total senior notes issued were $264.7 million, and senior notes redeemed totaled $281.0 million.  The lower rates offered on our newer senior notes may have contributed to the reduction in senior notes issued for the six months ended June 30, 2011, which decreased by $55.3 million as compared to the a same period last year.

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

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware.  These expenditure items are reported as property and equipment.  Capital expenditures for property and equipment were approximately $7.0 million and $10.9 million for the six month periods ending June 30, 2011 and 2010, respectively.  We anticipate that our gross capital expenditures will be level with the first six months of the year, including costs related to the expansion of our data center and backup facilities.  We expect our future capital expenditures to rise as we continue our focus on technology infrastructure initiatives to further enhance our competitive position.  We anticipate that we will fund capital expenditures with cash from operations and cash on hand.  In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance.  If we pursue any strategic acquisitions, we may incur additional capital expenditures.

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

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own.  At June 30, 2011, there were no definitive agreements with respect to any material acquisition.

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

We have been from time to time subject to certain pending and legal actions which arise out of the normal course of business.  Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages.  We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement.  Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred.  As of June 30, 2011, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously.  Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period.  As of June 30, 2011 and December 31, 2010, reserves provided for potential losses related to litigation matters were not material.

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

Recent Accounting Pronouncements

Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates (“ASU’s”) as the means to add to or delete from, or otherwise amend the ASC.  In 2011, prior to the issuance of the Company’s unaudited condensed consolidated financial statements, ASU’s 2011-01 through ASU 2011-07 were issued.  Following is a summary of recently issued ASU’s that may affect the Company’s condensed consolidated financial statements:

	Affects	Status

ASU 2010-13	Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early application is permitted.

ASU 2011-01	Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20	Effective on issuance.

ASU 2011-02	Receivables (Topic 310) - A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring	First interim or annual period beginning after June 15, 2011, to be applied retrospectively to the beginning of the annual period of adoption. Early adoption is permitted.

ASU 2011-03	Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early application is not permitted.

ASU 2011-04	Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS	To be applied prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for public entities.

ASU 2011-05	Comprehensive Income (Topic 220) - Presentation of Comprehensive Income	To be applied retrospectively, with reporting to commence in fiscal years beginning after December 15, 2011. Early adoption is permitted.

Adoption of those ASU’s that became effective during 2011, prior to the issuance of the Company’s unaudited condensed consolidated financial statements, did not have a material effect on those financial statements.  Other than ASU 2011-05, which the Company adopted early, as permitted, for the quarter ended June 30, 2011, management is assessing the potential impact on the Company’s financial statements of adopting ASU’s that will become effective in the future.

ASC/IFRS Convergence

In February 2010, the SEC issued “Commission Statement in Support of Convergence and Global Accounting Standards”, a formal statement updating the status of its November 2008 “Roadmap for the Potential Use of Financial Statements Prepared in Accordance with International Financial Reporting Standards by U.S. Issuers” (“IFRS Roadmap”).  The statement supported convergence of accounting standards and the development of a single set of global accounting standards.  As directed in this statement, the SEC staff issued “Work Plan for the Consideration of Incorporating International Financial Reporting Standards into the Financial Reporting System for U.S. Issuers” (the “Work Plan”) in May 2010, and issued a follow-up Staff Paper, subtitled “Exploring a Possible Method of Incorporation” in May 2011.  The Work Plan outlines the steps to be taken to provide the SEC with information to be able to conclude whether IFRS should be adopted for U.S. registrants and the Staff Paper discusses alternative approaches (“Convergence” and “Endorsement”) to adoption that could be applied.  Within the Staff Paper, the SEC Staff has issued a Request for Comment on these alternatives.  The Comment period ended July 31, 2011 and the SEC Staff have not issued further reporting to date.  Neither the February statement, the Work Plan nor the Staff Paper define a certain date for adoption of IFRS.  A decision on whether the SEC will mandate adoption of IFRS, in full or in part, may be made in 2011.  If a decision to adopt IFRS is made at that point in time, initial adoption for U.S. registrants would be approximately December 31, 2015 or 2016, with a transition date of either January 1, 2013 or 2014 for the initial three year retrospective comparative reporting period.  Management continues to assess the potential impact of adopting IFRS on the Company’s unaudited condensed consolidated financial statements.

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

•
THE’s net worth is carried on THE’s books in Swiss francs in accordance with Swiss accounting standards.  At the end of each accounting period, THE’s net worth is translated at the then prevailing exchange rate into U.S. dollars and the resulting gain or loss is reported in our consolidated statement of financial condition as “other comprehensive income,” which is now reported as a component of comprehensive income in our statement of comprehensive income, in accordance with U.S. GAAP.

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

Interest Rate Risk

Under our senior secured revolving credit facility, we have the ability to choose borrowing tenors from overnight to twelve months, which permits us to minimize the risk of interest rate fluctuations.  We have no borrowings outstanding under this facility as of June 30, 2011.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies.  In a higher interest rate environment, exhibiting a positive yield curve, we typically invest a portion of these funds in U.S. government treasury securities with maturities of up to three months.  Under these circumstances, if interest rates were to increase rapidly and substantially, in increments that were not reflected in the yields on these treasury securities, our net interest income from customer deposits would decrease.  Based upon investments outstanding at June 30, 2011, we had minimal exposure of this nature.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment.  Due to a currently low rate environment, a decrease of the U.S. benchmark interest rates to zero, or roughly 0.09%, would reduce our net interest income by approximately $1.4 million on an annualized basis.

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

We expect this kind of exposure to increase with growth in our overall business.  Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations.  As of June 30, 2011, we had $9.32 billion in margin credit extended to our customers.  The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices.  Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve or the SEC portfolio margining regulations, as appropriate.  As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except as stated below, there have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on February 28, 2011.  During our normal course of business, the Company’s regulated operating companies are in discussions with regulators about matters raised during regulatory examinations or otherwise subject to their inquiry.  These matters could result in censures, fines or other sanctions.  Management believes the outcome of any resulting actions will not be material to the Company’s financial condition, results of operations or cash flows.  However, the Company is unable to predict the outcome of these matters.

On February 3, 2010, Trading Technologies International, Inc. ("Trading Technologies") filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against Interactive Brokers Group, Inc., IBG LLC, IBG Holdings LLC, and Interactive Brokers LLC.  Thereafter, Trading Technologies dismissed Interactive Brokers Group, Inc. and IBG Holdings LLC from the case, leaving only IBG LLC and Interactive Brokers LLC as defendants ("Defendants").  The operative complaint, as amended, alleges that the Defendants have infringed and continue to infringe twelve U.S. patents held by Trading Technologies.  Trading Technologies is seeking, among other things, unspecified damages and injunctive relief.  The case is in the pleadings stage.  While it is too early to predict the outcome of the matter, we believe we have meritorious defenses to the allegations made in the complaint and intend to defend ourselves vigorously against them.  However, litigation is inherently uncertain and there can be no guarantee that the Company will prevail or that the litigation can be settled on favorable terms.

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

Date: August 9, 2011