Form 10-Q/A
period 2011-06-30
Interactive Brokers Group, Inc.
filed 2011-09-08
CIK 1381197

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE

    The purpose of this Amendment No. 1 to the Interactive Brokers Group Inc. (the "Company") Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 9, 2011, is to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.  Exhibit 101 contains the unaudited condensed financial statements and related footnotes from our Form 10-Q formatted in Extensible Business Reporting Language ("XBRL").

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

2

PART II

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

10.5	Interactive Brokers Group, Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.8 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+

10.6	Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan. (filed as Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101.INS	XBRL Instance Document*

101.SCH	XBRL Extension Schema*

101.CAL	XBRL Extension Calculation Linkbase*

101.DEF	XBRL Extension Definition Linkbase*

101.LAB	XBRL Extension Label Linkbase*

101.PRE	XBRL Extension Presentation Linkbase*
________________________________________

**	Previously filed; incorporated herein by reference.

+	These exhibits relate to management contracts or compensatory plans or arrangements.

***	Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2011 as filed by the Company on August 9, 2011

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed
Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income,
(iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement
of Changes in Equity and (v) Notes to the Condensed Consolidated Financial Statements,
tagged in detail levels 1-4.

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

Date: September 8, 2011

4