Form 10-Q
period 2011-09-30
Interactive Brokers Group, Inc.
filed 2011-11-08
CIK 1381197

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

As of November 8, 2011, there were 45,569,085 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

INTERACTIVE BROKERS GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

Financial Statements Introductory Note

Interactive Brokers Group, Inc. (“IBG, Inc.” or the “Company”) is a holding company whose primary asset is its ownership of approximately 11.5% of the membership interests of IBG LLC (the “Group”).  See Notes 1 and 4 to the unaudited condensed consolidated financial statements for further discussion of the Company’s capital and ownership structure.

We are an automated global electronic broker and market maker specializing in routing orders and executing and processing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 90 electronic exchanges and trading venues around the world.  In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut and from Chicago, Illinois and Jersey City, New Jersey.  Abroad, we conduct business through offices located in Canada, England, Switzerland, Hong Kong, India, Australia and Japan.  At September 30, 2011 we had 842 employees worldwide.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(Unaudited)
	September 30,	December 31,
(in thousands, except share data)	2011	2010
Assets
Cash and cash equivalents	$1,555,735	$1,354,219
Cash and securities - segregated for regulatory purposes	10,302,842	7,888,093
Securities borrowed	3,385,320	3,292,345
Securities purchased under agreements to resell	463,427	336,299
Trading assets, at fair value:
Financial instruments owned	7,271,144	5,420,929
Financial instruments owned and pledged as collateral	1,613,715	2,001,488
	8,884,859	7,422,417
Other receivables:
Customers, less allowance for doubtful accounts of $5,063 and
$17,871 at September 30, 2011 and December 31, 2010	6,815,475	6,973,033
Brokers, dealers and clearing organizations	1,148,961	732,869
Receivable from affiliate	20,447	1,185
Interest	22,232	18,502
	8,007,115	7,725,589
Other assets	551,823	479,806
Total assets	$33,151,121	$28,498,768

Liabilities and equity
Liabilities:
Trading liabilities - financial instruments sold but not yet purchased,
at fair value	$8,360,808	$6,125,224
Securities loaned	1,572,403	1,659,611
Short-term borrowings	151,834	187,380
Other payables:
Customers	17,277,054	15,060,479
Brokers, dealers and clearing organizations	499,095	248,685
Payable to affiliate	287,402	284,860
Accounts payable, accrued expenses and other liabilities	235,537	409,757
Interest	7,849	7,682
	18,306,937	16,011,463

Senior notes payable	125,873	194,603
Senior secured credit facility	-	100,000
	28,517,855	24,278,281

Commitments, contingencies and guarantees

Equity:
Stockholders’ equity:
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 52,281,648 and
50,298,024, Outstanding – 45,569,085 and 42,231,551 shares
at September 30, 2011 and December 31, 2010	523	503
Class B – Authorized, Issued and Outstanding – 100 shares
at September 30, 2011 and December 31, 2010	-	-
Additional paid-in capital	545,873	535,630
Retained earnings	131,895	92,504
Accumulated other comprehensive income, net of income taxes of
$11,529 and $12,284 at September 30, 2011 and December 31, 2010	19,837	21,137
Treasury stock, at cost, 6,712,563 and 8,066,473 shares
at September 30, 2011 and December 31, 2010	(132,449)	(161,947)
Total stockholders’ equity	565,679	487,827
Non-controlling interests	4,067,587	3,732,660
Total equity	4,633,266	4,220,487
Total liabilities and equity	$33,151,121	$28,498,768

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except for shares or per share amounts)	2011	2010	2011	2010

Revenues:
Trading gains	$193,778	$168,675	$514,685	$326,889
Commissions and execution fees	130,665	90,144	346,296	289,396
Interest income	73,694	42,350	211,757	119,967
Other income	10,726	13,928	43,137	48,425
Total revenues	408,863	315,097	1,115,875	784,677

Interest expense	23,337	15,959	65,521	48,833

Total net revenues	385,526	299,138	1,050,354	735,844

Non-interest expenses:
Execution and clearing	82,080	61,905	214,391	207,075
Employee compensation and benefits	56,157	49,613	161,167	149,649
Occupancy, depreciation and amortization	8,984	9,197	27,289	27,549
Communications	5,736	5,834	17,849	17,558
General and administrative	14,812	10,669	40,785	35,104
Total non-interest expenses	167,769	137,218	461,481	436,935

Income before income taxes	217,757	161,920	588,873	298,909

Income tax expense	15,270	13,201	46,498	25,735
Net income	202,487	148,719	542,375	273,174
Less net income attributable to non-controlling interests	179,993	137,683	494,069	254,407
Net income available for common stockholders	$22,494	$11,036	$48,306	$18,767

Earnings per share:
Basic	$0.50	$0.26	$1.11	$0.45
Diluted	$0.50	$0.26	$1.10	$0.44

Weighted average common shares outstanding:
Basic	44,832,545	42,222,449	43,370,291	41,750,973
Diluted	45,208,557	42,784,799	43,832,558	42,401,307

Comprehensive income:
Net income available for common stockholders	$22,494	$11,036	$48,306	$18,767
Other comprehensive income:
Cumulative translation adjustment, before income taxes	(10,127)	17,441	(2,055)	9,449
Income taxes related to items of other comprehensive income	(3,722)	6,410	(755)	3,473
Other comprehensive income (loss), net of tax	(6,405)	11,031	(1,300)	5,976
Comprehensive income available for common stockholders	$16,089	$22,067	$47,006	$24,743

Comprehensive income attributable to non-controlling interests:
Net income attributable to non-controlling interests	$179,993	$137,683	$494,069	$254,407
Other comprehensive income (loss) - cumulative translation adjustment	(75,945)	144,701	(9,184)	76,527
Comprehensive income attributable to non-controlling interests	$104,048	$282,384	$484,885	$330,934

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$542,375	$273,174
Adjustments to reconcile net income to net cash provided by
operating activities:
Translation losses	14,091	169,454
Deferred income taxes	35,189	6,409
Depreciation and amortization	13,629	13,535
Employee stock plan compensation	30,986	30,184
Losses on non-trading investments, net	7,159	2,756
Bad debt expense	4,239	2,491
Change in operating assets and liabilities:
Increase in cash and securities - segregated for regulatory purposes	(2,414,857)	(712,908)
(Increase) decrease in securities borrowed	(92,698)	385,707
Increase in securities purchased under agreements to resell	(127,099)	(165,902)
(Increase) decrease in trading assets	(1,469,587)	89,774
Decrease (increase) in receivables from customers	157,297	(2,184,861)
Increase in other receivables	(440,673)	(51,618)
Decrease in other assets	11,521	3,668
Increase (decrease) in trading liabilities	2,233,372	(451,974)
(Decrease) increase in securities loaned	(86,759)	472,580
Increase in payable to customers	2,216,034	2,816,952
Increase in other payables	40,169	73,909
Net cash provided by operating activities	674,388	773,330
Cash flows from investing activities:
Purchase of investments, net	(96,262)	(1)
Purchase of property and equipment	(9,673)	(14,510)
Net cash used in investing activities	(105,935)	(14,511)
Cash flows from financing activities:
Dividends paid to non-controlling interests	(138,548)	(114,210)
Dividends paid to shareholders	(8,915)	-
Redemption of member interests from IBG Holdings LLC	-	(27,204)
Redemption of former member interest	(1,595)	-
Issuance of senior notes	340,311	471,596
Redemptions of senior notes	(409,041)	(457,741)
Repayments of senior secured credit facility	(100,000)	-
Decrease in short-term borrowings, net	(22,575)	(181,652)
Net cash used in financing activities	(340,363)	(309,211)
Effect of exchange rate changes on cash and cash equivalents	(26,574)	35,549
Net increase in cash and cash equivalents	201,516	485,157
Cash and cash equivalents at beginning of period	1,354,219	806,560
Cash and cash equivalents at end of period	$1,555,735	$1,291,717

Supplemental disclosures of cash flow information:
Cash paid for interest	$65,354	$49,880
Cash paid for taxes	$68,956	$64,257

Non-cash financing activities:
Issuance of common stock in exchange of member interests in IBG LLC	$29,199	$-
Redemption of member interests from IBG Holdings LLC	$(29,199)	$-
Adjustments to Additional Paid in Capital for changes in proportionate ownership in IBG LLC	$(19,210)	$-
Adjustments to Non-Controlling Interests for changes in proportionate ownership in IBG LLC	$19,210	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Equity
Nine months ended September 30, 2011
(Unaudited)
(in thousands, except for share amounts)
	Common Stock
						Accumulated
			Additional			Other	Total	Non-
		Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity

Balance, January 1, 2011	42,231,651	$ 503	$ 535,630	$ (161,947)	$ 92,504	$ 21,137	$ 487,827	$ 3,732,660	$ 4,220,487

Net proceeds from issuance of Common Stock in follow-on offering	1,983,624	20	29,179				29,199		29,199
Common Stock distributed to employees	1,353,910			29,498			29,498		29,498
Redemption of non-controlling interests							-	(29,199)	(29,199)
Redemption of former-member interests			(174)				(174)	(1,421)	(1,595)
Deferred tax benefit retained - follow-on offering			448				448		448
Dividends paid to shareholders					(8,915)		(8,915)		(8,915)
Dividends paid by IBG LLC to non- controlling interests							-	(138,548)	(138,548)
Adjustments for changes in proportionate ownership in IBG LLC			(19,210)				(19,210)	19,210	-
Comprehensive income, net of tax					48,306	(1,300)	47,006	484,885	531,891
Balance, September 30, 2011	45,569,185	$ 523	$ 545,873	$ (132,449)	$ 131,895	$ 19,837	$ 565,679	$ 4,067,587	$ 4,633,266

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

1.   Organization and Nature of Business

Interactive Brokers Group, Inc. ("IBG, Inc." or the "Company") is a Delaware holding company whose primary asset is its ownership of approximately 11.5% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, "IBG LLC" or the "Group").  The accompanying unaudited condensed consolidated financial statements of IBG, Inc. reflect the consolidation of IBG, Inc.’s investment in IBG LLC for all periods presented (Note 4).  IBG LLC is an automated global electronic broker and market maker specializing in routing orders and processing trades in securities, futures and foreign exchange instruments.

IBG LLC is a Connecticut limited liability company that conducts its business through its operating subsidiaries (collectively called the “Operating Companies”):  Timber Hill LLC (“TH LLC”), Timber Hill Europe AG (“THE”), Timber Hill Securities Hong Kong Limited (“THSHK”), Timber Hill Australia Pty Limited (“THA”), Timber Hill Canada Company (“THC”), Interactive Brokers LLC (“IB LLC”) and subsidiaries, Interactive Brokers Canada Inc. (“IBC”), Interactive Brokers (U.K.) Limited (“IBUK”), Interactive Brokers (India) Private Limited (“IBI”), Interactive Brokers Financial Products S.A. (“IBFP”), Interactive Brokers Hungary KFT (“IBH”), IB Exchange Corp. (“IBEC”), Interactive Brokers Securities Japan, Inc. (“IBSJ”), IB Brasil Participações Ltda (“IBBH”), Interactive Brokers Software Services Estonia OU (“IBEST”) and Interactive Brokers Software Services Russia (“IBRUS”).

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

Certain of the Operating Companies are members of various securities and commodities exchanges in North America, Europe and the Asia/Pacific region and are subject to regulatory capital and other requirements (Note 13).  Other than IB LLC, IBUK, IBC, IBI and IBSJ, the Operating Companies do not carry securities accounts for customers or perform custodial functions relating to customer securities.

2.   Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements are presented in U.S. dollars and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting with respect to Form 10-Q and accounting standards generally accepted in the United States of America (“U.S. GAAP”) promulgated in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC” or the “Codification”).  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in IBG, Inc.’s Annual Report on Form 10-K filed with the SEC on February 28, 2011.

Gains and losses from foreign currency transactions are included in trading gains and losses where related to market making activities or in interest income where related to the investment of customer funds as part of electronic brokerage activities in the unaudited condensed consolidated statements of comprehensive income.  Non-U.S. subsidiaries have a functional currency (i.e., the currency in which activities are primarily conducted) that is other than the U.S. dollar.  Such subsidiaries’ assets and liabilities are translated to U.S. dollars at period-end exchange rates, while revenues and expenses are translated at average exchange rates during the year.  Adjustments that result from translating amounts from a subsidiary’s functional currency to the U.S. dollar are reported as a component of other comprehensive income.

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

Fair Value

At September 30, 2011 and December 31, 2010, substantially all of IBG, Inc.’s assets and liabilities, including financial instruments, were carried at fair value based on published market prices and are marked to market daily, or were assets which are short-term in nature (such as U.S. government treasury bills or spot foreign exchange) and were carried at amounts that approximate fair value.

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

Financial instruments owned and financial instruments sold, but not yet purchased, except forward currency contracts, over-the-counter (“OTC”) currency options and certain corporate and municipal debt securities, which are classified as Level 2 financial instruments, are classified within Level 1 of the fair value hierarchy.  The Company’s financial instruments are valued using quoted market prices as published by exchanges and clearing houses or otherwise broadly distributed in active markets, include U.S. government and sovereign obligations, active listed securities, options, futures, options on futures and corporate and municipal debt securities.  IBG, Inc. does not adjust quoted prices for Level 1 financial instruments, even in the event that the Company may hold a large position whereby a purchase or sale could reasonably impact quoted prices.  Currency forward contracts and OTC currency options are valued using broadly distributed bank and broker prices, and are classified as Level 2 financial instruments as such instruments are not exchange-traded.  Corporate and municipal debt securities, including Federal Deposit Insurance Corporation insured corporate bonds held as securities segregated for regulatory purposes, that are not actively traded are also classified in Level 2.  Investments in common stock and investments in other non-trading securities, which investments are reported in other assets in the accompanying unaudited condensed consolidated statement of financial condition, are generally reported as Level 2 financial instruments, except for unrestricted listed equities, which are Level 1 financial instruments.  Investments in other non-trading securities include corporate, municipal and asset-backed debt securities, which are Level 2 financial instruments whose fair values are determined using broker and vendor prices.

Earnings Per Share

Earnings per share (“EPS”) are computed in accordance with ASC 260, Earnings per Share.  Shares of Class A and Class B common stock share proportionately in the earnings of IBG, Inc.  Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.  Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

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

Cash and Securities — Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets.  In addition, substantially all of the Operating Companies are members of various clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities.  Securities segregated for regulatory purposes consisted of Federal Deposit Insurance Corporation insured corporate bonds, which are recorded as Level 2 financial assets, in the amount of $439,998 and $440,773 at September 30, 2011 and December 31, 2010, U.S. Treasury Bills of $747,726 and $146,976 at September 30, 2011 and December 31, 2010, which are recorded as Level 1 financial assets and securities purchased under agreements to resell in the amount of $3,454,976 and $2,391,813 as of September 30, 2011 and December 31, 2010, respectively, which amounts approximate fair value.

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

Recently Issued Accounting Pronouncements

Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates (“ASU’s”) as the means to add to or delete from, or otherwise amend the ASC.  In 2011, prior to the issuance of the Company’s unaudited condensed consolidated financial statements, ASU’s 2011-01 through ASU 2011-09 were issued.  Following is a summary of recently issued ASU’s that may affect the Company’s condensed consolidated financial statements:

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

	Affects	Status
ASU 2010-13	Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early application is permitted.

ASU 2011-01	Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20	Effective on issuance.

ASU 2011-02	Receivables (Topic 310) - A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring	First interim or annual period beginning after June 15, 2011, to be applied retrospectively to the beginning of the annual period of adoption. Early adoption is permitted.

ASU 2011-03	Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early application is not permitted.

ASU 2011-04	Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS	To be applied prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for public entities.

ASU 2011-05	Comprehensive Income (Topic 220) - Presentation of Comprehensive Income	To be applied retrospectively, with reporting to commence in fiscal years beginning after December 15, 2011. Early adoption is permitted.

ASU 2011-08	Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment	Effective for fiscal years beginning after December 15, 2011. Early adoption is permitted.

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

Concentrations of Credit Risk

IBG, Inc.’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes.  Concentrations of credit risk can be affected by changes in political, industry, or economic factors.  To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions.  As of September 30, 2011, the Company did not have any material concentrations of credit risk.

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

4.   Equity and Earnings Per Share

In connection with its IPO in May 2007, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements.  IBG Holdings LLC wholly owns all Class B common stock, which common stock has voting rights in proportion to its ownership interests in IBG LLC, approximately 88.5% as of September 30, 2011.  The unaudited condensed consolidated financial statements reflect the results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC, and IBG Holdings LLC’s ownership interests in IBG LLC are reported as non-controlling interests.

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

Redemptions may be funded through two (2) methods.  Material redemptions would be funded from the proceeds of sales of additional shares of Class A common stock (“Common Stock”) to the public, although there have been no such additional sales of Common Stock through September 30, 2011.  Three hundred sixty (360) million shares of authorized Common Stock were reserved for such future sales.

In lieu of a sale of Common Stock to the public, the Exchange Agreement provides that IBG LLC, using its available liquidity, may facilitate the redemption by IBG Holdings LLC ("IBGH") of interests held by its members or the Company may elect to acquire interests to be redeemed by IBGH through the issuance of shares of Common Stock.

Redemptions from 2008 through 2010 were cash redemptions.  On August 4, 2011, the Company filed a “shelf” Registration Statement on Form S-3 with the SEC for the issuance of additional shares in connection with IBGH requesting redemption of a portion of its member interests in IBG LLC.  On August 4, 2011, a Prospectus Supplement (File Number 333-176053) was filed by the Company with the SEC to issue 1,983,624 shares of Common Stock in exchange for an equivalent number of shares of member interests in IBG LLC.  The Company expects that future redemptions will be funded through the issuance of Common Stock.

Subsequent to the IPO and with the consent of IBG Holdings LLC and IBG, Inc. (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed to redeem membership interests from IBG Holdings LLC as follows:

		Price per Equivalent
	Fair Value	Class A Share

2008	$ 72,015	$ 29.99
2009	14,738	14.85
2010	27,204	16.80
2011	29,199	14.72

As a consequence of these transactions, and distribution of shares to employees (Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 11.5%, with IBG Holdings LLC owning the remaining 88.5% as of September 30, 2011.  The redemptions also resulted in an increase in the IBG Holdings LLC interest held by Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 86.3% at September 30, 2011.

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock.  All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation.  As described previously in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of IBG Holdings LLC’s ownership of IBG LLC.  At September 30, 2011 and December 31, 2010, 1,000,000,000 shares of Class A common stock were authorized, of which 52,281,648 and 50,298,024 shares have been issued; and 45,569,085 and 42,231,551 shares were outstanding, respectively.  Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of September 30, 2011 and December 31, 2010, respectively.  In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of September 30, 2011 and December 31, 2010, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc. the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests.  A deferred tax asset of $380,785 was recorded as of the IPO date, which deferred tax asset is a component of Other Assets in the unaudited condensed consolidated statement of financial condition and is being amortized as additional deferred income tax expense over 15 years from the IPO date, as allowable under current tax law.  In connection with the 2011 redemption of IBGH member interests in exchange for Common Stock, a deferred tax asset of $2,984 was recorded, which deferred tax asset is being amortized as additional deferred income tax expense, over 15 years from August 2011.  As of September 30, 2011 and December 31, 2010, the unamortized balance of these deferred tax assets was $300,617 and $313,526, respectively.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

IBG, Inc. also entered into an agreement (the “Tax Receivable Agreement”) with IBG Holdings LLC to pay IBG Holdings LLC (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of tax basis increases.  As of the IPO date, a payable to IBG Holdings LLC of $323,668 was recorded by IBG, Inc. and, in connection with the 2011 redemption, an additional payable of $2,536 was recorded.  These payables, net of payments made to IBGH, are reported as Payable to Affiliate in the unaudited condensed consolidated statement of financial condition.

Amounts payable under the Tax Receivable Agreement are subject to repayment to IBG Holdings LLC annually upon the filing of IBG, Inc.’s federal income tax return.  The Company has paid IBG Holdings LLC a total of $38.8 million through September 30, 2011 pursuant to the terms of the Tax Receivable Agreement.

The remaining 15%, $57,117 and $448 at the IPO and in connection with the 2011 redemption, respectively, is accounted for as a permanent increase to additional paid-in capital in the unaudited condensed consolidated statement of financial condition.

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

Earnings Per Share

Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic earnings per share:

Net income available for common stockholders	$22,494	$11,036	$48,306	$18,767

Weighted average shares of common stock outstanding:
Class A	44,832,445	42,222,349	43,370,191	41,750,873
Class B	100	100	100	100
	44,832,545	42,222,449	43,370,291	41,750,973

Basic earnings per share	$0.50	$0.26	$1.11	$0.45

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares:

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Diluted earnings per share:
Net income available for common stockholders - basic	$22,494	$11,036	$48,306	$18,767
Adjustments for potentially dilutive common shares	-	-	-	-

Net income available for common stockholders	$22,494	$11,036	$48,306	$18,767

Weighted average shares of common stock outstanding:
Class A:
Issued and outstanding	44,832,445	42,222,349	43,370,191	41,750,873
Potentially dilutive common shares:
Issuable pursuant to 2007 ROI Unit Stock Plan	376,012	562,350	462,267	650,334
Class B	100	100	100	100
	45,208,557	42,784,799	43,832,558	42,401,307

Diluted earnings per share	$0.50	$0.26	$1.10	$0.44

Diluted earnings per share were impacted by a tax benefit that the Company recognized during preparation of the 2010 income tax returns.  In connection with the special dividend paid by our Swiss operating company in December 2010, we were able to capture additional foreign tax credits that resulted in an estimated $0.12 increase in diluted earnings per share, which is reported in the quarter ended September 30, 2011.

Member and Stockholder Dividends

In April, June and September 2011, IBG LLC paid dividends to its members totaling $157.5 million, of which IBG, Inc.’s proportionate share was $18.9 million. On July 28, 2011, the Company declared a quarterly cash dividend of $0.10 per share of Common Stock, totaling $4.5 million, which was paid on September 14, 2011 to shareholders of record as of September 1, 2011.  In addition, holders of unvested Class A shares received payments in lieu of the quarterly dividend totaling $0.6 million, recorded as compensation expense.  Total cash dividends and payments in lieu of dividends for the nine months ended September 30, 2011 were $8.9 million and $1.2 million, respectively.  The remainder of dividends received by the Company have been retained to fund its income tax liabilities.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

5.  Comprehensive Income

Comprehensive income is comprised of Net Income and Other Comprehensive Income (“OCI”).  The Company’s OCI is comprised of foreign currency translation adjustments, which arise from changes in the U.S. Dollar value of the net worth of the Company’s international Operating Companies during respective reporting periods.  The following table presents Comprehensive Income, net of income taxes, and Earnings Per Share on Comprehensive Income:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income available for common stockholders	$22,494	$11,036	$48,306	$18,767

Other comprehensive income:
Cumulative translation adjustment, before income taxes	(10,127)	17,441	(2,055)	9,449
Income taxes related to items of other comprehensive income	(3,722)	6,410	(755)	3,473
Other comprehensive income (loss), net of tax	(6,405)	11,031	(1,300)	5,976

Comprehensive income available for common stockholders	$16,089	$22,067	$47,006	$24,743

Earnings per share on comprehensive income:
Basic	$0.36	$0.52	$1.08	$0.59
Diluted	$0.36	$0.52	$1.07	$0.58

Weighted average common shares outstanding:
Basic	44,832,545	42,222,449	43,370,291	41,750,973
Diluted	45,208,557	42,784,799	43,832,558	42,401,307

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

6.   Fair Value

         The following tables set forth, by level within the fair value hierarchy (Note 2), financial assets and liabilities, primarily financial instruments owned and financial instruments sold, but not yet purchased at fair value as of September 30, 2011 and December 31, 2010.  As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Financial Assets At Fair Value as of September 30, 2011

	Level 1	Level 2	Level 3	Total

Securities segregated for regulatory purposes	$747,726	$439,998	$-	$1,187,724
Financial instruments owned:
Stocks	629,103	-	-	629,103
Options	6,313,050	-	-	6,313,050
U.S. and foreign government obligations	6,383	-	-	6,383
Warrants	123,933	-	-	123,933
Corporate and municipal bonds	32,442	65,064	-	97,506
Discount certificates	95,669	-	-	95,669
Currency forward contracts	-	5,500	-	5,500
	7,200,580	70,564	-	7,271,144
Financial instruments owned and pledged as collateral:
Stocks	1,432,108	-	-	1,432,108
U.S. and foreign government obligations	181,607	-	-	181,607
	1,613,715	-	-	1,613,715
	8,814,295	70,564	-	8,884,859
Other assets:
Investments in common stock	20,405	-	-	20,405
Other non-trading securities	-	70,264	-	70,264
	20,405	70,264	-	90,669

	$9,582,426	$580,826	$-	$10,163,252

	Financial Liabilities At Fair Value as of September 30, 2011

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased:
Stocks	$1,952,019	$-	$-	$1,952,019
Options	6,292,415	-	-	6,292,415
U.S. and foreign government obligations	523	-	-	523
Warrants	433	-	-	433
Corporate bonds	59,872	53,516	-	113,388
Currency forward contracts	-	2,030	-	2,030
	$8,305,262	$55,546	$-	$8,360,808

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

7.   Collateralized Transactions

The Company enters into securities borrowing and lending transactions and agreements to repurchase and resell securities to finance trading inventory, to obtain securities for settlement and to earn residual interest rate spreads.  In addition, the Company’s customers pledge their securities owned to collateralize margin loans or lend fully-paid securities.  Under these transactions, the Company either receives or provides collateral, including equity, corporate debt and U.S. government securities.  Under many agreements, the Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties to cover short positions.  At September 30, 2011 and December 31, 2010, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was approximately $16.7 and $15.7 billion, respectively, of which $7.9 and $6.6 billion, respectively, had been repledged or resold, of which some were deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.  The sources of collateral at September 30, 2011 and December 31, 2010 were: securities lending transactions and agreements to resell of $7.2 and $5.9 billion; and customer margin securities of $9.5 and $9.8 billion, respectively.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.  At September 30, 2011, substantially all government obligations owned were pledged to clearing organizations.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Financial instruments owned and pledged, where the counterparty has the right to repledge, at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010
Stocks	$1,432,108	$1,633,383
U.S. and foreign government obligations	181,607	368,105
	$1,613,715	$2,001,488

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

Margin loans are extended on a demand basis and are not committed facilities.  Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the account and an overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral.  Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case).  Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations.  Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default.  Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary.  At September 30, 2011 and December 31, 2010, there were approximately $6.8 billion and $7.0 billion, respectively, of customer margin loans outstanding.

8.   Senior Notes Payable

At September 30, 2011 and December 31, 2010, IBG LLC had $125,873 and $194,603, respectively, of senior notes outstanding. Senior notes issued during and subsequent to June 2011 have a 3% per annum interest rate. Of the senior notes outstanding at September 30, 2011 $40,136 were 5% notes and $85,737 were 3% notes. Of the senior notes outstanding at December 31, 2010 $46,918 were 7% notes and $147,685 were 5% notes.  All senior notes have either a 15-month or an 18-month maturity.  IBG LLC may, solely at its option, redeem the senior notes at any time on or after a specified date in the third month or the sixth month, respectively, after the date on which the senior notes are issued and sold (the “Optional Redemption Date”), at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued interest.

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

At maturity, subject to meeting certain terms of the facility, the Company will have an option to convert the facility to a one-year term loan.  At September 30, 2011, no borrowings were outstanding under this credit facility and IBG LLC was in compliance with all of the covenants.  This credit facility replaced a $100 million senior secured revolving credit facility that matured on May 19, 2010.

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

As of September 30, 2011 and December 31, 2010, payables to employees for ROI Dollar Units were $9,789 and $15,415, respectively.  Of these payable amounts, $-0- and $4,613 were vested as of September 30, 2011 and December 31, 2010, respectively.  These amounts are included in accounts payable, accrued expenses and other liabilities in the unaudited condensed consolidated statements of financial condition.  Compensation expense for the ROI Dollar Unit plan, included in the unaudited condensed consolidated statements of comprehensive income was $1,199 and $1,103 for the nine months ended September 30, 2011 and 2010, respectively.

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

Of the fair value at the date of grant, $17,806 represented the accumulated ROI Dollar Unit value elected to be invested by employees in Common Stock and such amount was accrued for as of December 31, 2006.  The remainder is being ratably accrued as compensation expense by the Company from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule.  Compensation expense for the 2007 ROI Unit Stock Plan and related grants under the 2007 Stock Incentive Plan, net of the effect of forfeitures, included in the unaudited condensed consolidated statements of comprehensive income for the nine months ended September 30, 2011 and 2010 was $3,008 and $2,564, respectively.  Estimated future compensation costs for unvested awards at September 30, 2011 are $6.9 million.

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Total share distributions under the SIP and ROI Unit Stock Plan have been as follows:
			Shares sold by
			employees to
		Fair Value at	meet
		Date of Grant	withholding
	Total Shares	($000's)	obligations
In connection with IPO	189,617	$ 5,681	45,857
2008	458,655	13,881	121,852
2009	680,164	17,898	175,362
2010	1,014,772	23,742	265,971
2011	1,353,910	29,498	370,310

The following is a summary of Stock Plan activity for the period from January 1, 2011 through September 30, 2011:

	Shares
	2007 Stock	2007 ROI Unit
	Incentive Plan	Stock Plan

Balance, December 31, 2010	7,263,140	544,613

Granted	-	-
Forfeited	(88,275)	(764)
Distributed	(1,167,482)	(186,428)
Balance, September 30, 2011	6,007,383	357,421

Estimated future grants under the Stock Incentive Plan are being accrued for ratably during each year under the ASC 718 “Graded Vesting” method.  Compensation expense recognized in the unaudited condensed consolidated statements of comprehensive income for the nine months ended September 30, 2011 and 2010, was $27,978 and $27,621, respectively.  Estimated future compensation costs for unvested awards at September 30, 2011 are $47.1 million.

Shares granted under the 2007 ROI Unit Stock Plan and the Stock Incentive Plan are subject to forfeiture in the event an employee ceases employment with the Company.  The plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post-employment provisions will forfeit 50% of unvested previously granted shares unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested shares previously granted.  Distributions of remaining shares to former employees will occur annually following the discontinuation of employment over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year.  Through September 30, 2011, a total of 14,651 shares have been distributed under these post-employment provisions.  These distributions are included in the Stock Plans activity tables above.

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

IBG, Inc. accounts for potential losses related to litigation in accordance with ASC 450, Contingencies.  As of September 30, 2011 and December 31, 2010, reserves provided for potential losses related to litigation matters were not material.

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three and nine months ended September 30, 2011 and 2010, and to total assets as of September 30, 2011 and December 31, 2010:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenues:
Market making	$204,363	$170,739	$532,427	$335,164
Electronic brokerage	191,716	129,368	525,091	401,141
Corporate and eliminations	(10,553)	(969)	(7,164)	(461)
Total net revenues	$385,526	$299,138	$1,050,354	$735,844

Income before income taxes:
Market making	$128,514	$103,987	$322,366	$113,332
Electronic brokerage	105,509	63,484	284,568	200,180
Corporate and eliminations	(16,266)	(5,551)	(18,061)	(14,603)
Total income before income taxes	$217,757	$161,920	$588,873	$298,909

	September 30,	December 31,
	2011	2010
Segment assets:
Market making	$16,945,434	$14,609,564
Electronic brokerage	20,436,245	17,356,632
Corporate and eliminations	(4,230,558)	(3,467,428)
Total assets	$33,151,121	$28,498,768

In connection with its ongoing review and analysis of the costs of operating its businesses, commencing in the second quarter of 2011, IBG LLC has increased its allocation of corporate expenses to the operating segments in the form of intercompany administrative fees to include non-cash compensation, primarily SIP costs.  Increased intercompany administrative fees, which are eliminated in consolidation, affect the operating segments’ income before income taxes.  The effect for the three and nine months ended September 30, 2011 was an increase in net costs charged to the Electronic Brokerage segment of $2.1 million and $4.2 million, and to the Market Making segment of $1.5 million and $3.1 million, respectively, offset by increases in intercompany fee revenue recognized in the Corporate segment.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

The Company operates its automated global business in U.S. and international markets on more than 90 exchanges and market centers.  A significant portion of IBG, Inc.’s net revenues are generated by subsidiaries operating outside the United States.  International operations are comprised of market making and electronic brokerage activities in 27 countries in Europe, Asia, North America and South America.  The following table presents total net revenues and income before income taxes by geographic area for the three and nine months ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenues:
United States	$237,494	$229,496	$ 747,795	$ 573,428
International	159,166	73,423	313,422	166,054
Corporate and eliminations	(11,134)	(3,781)	(10,863)	(3,638)
Total net revenues	$385,526	$299,138	$ 1,050,354	$ 735,844

Income before income taxes:
United States	$137,610	$147,317	$ 475,192	$ 311,445
International	96,913	22,779	135,125	5,072
Corporate and eliminations	(16,766)	(8,176)	(21,444)	(17,608)
Total income before income taxes	$217,757	$161,920	$ 588,873	$ 298,909

13.   Regulatory Requirements

At September 30, 2011, aggregate excess regulatory capital for all of the Operating Companies was $2.33 billion.

TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the CFTC’s minimum financial requirements (Regulation 1.17).  At September 30, 2011, TH LLC had net capital of $665,758, which was $619,324 in excess of required net capital of $46,434, and IB LLC had net capital of $1,212,347, which was $1,050,809 in excess of required net capital of $161,538.

THE is subject to the Swiss National Bank eligible equity requirement.  At September 30, 2011, THE had eligible equity of $525,821, which was $282,883 in excess of the minimum requirement of $242,938.

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

At September 30, 2011, all of the Operating Companies were in compliance with their respective regulatory capital requirements.

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

Included in receivable from and payable to customers in the accompanying unaudited condensed consolidated statements of financial condition as of September 30, 2011 and December 31, 2010 were account receivables of directors, officers and their affiliates of $987 and $41 and payables of $627,162 and $748,460, respectively.  Included in senior notes payable at September 30, 2011 and December 31, 2010 were senior notes purchased by directors and their affiliates of $1,485 and $10,443, respectively.

15. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its unaudited condensed consolidated financial statements through the date the unaudited condensed consolidated financial statements were issued.

On October 27, 2011, the Company declared a cash dividend of $0.10 per common share, payable on December 14, 2011 to shareholders of record as of December 1, 2011.

As of September 30, 2011, the Company held an investment in common stock of MF Global Holdings Ltd., (“MF”) with a fair value of $16.7 million.  MF filed for bankruptcy on October 31, 2011.  In response, the Company reduced the fair value of this investment and subsequent investments to zero, recognizing an unrealized loss of $28.8 million.

No other recordable or disclosable events occurred.

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

Introduction

IBG, Inc. is a holding company whose primary asset is ownership of approximately 11.5% of the membership interests of the Group.

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

In this quarter, we introduced the Interactive Brokers Information System (“IBIS”), which offers customers a robust suite of informational tools at a fraction of the cost of traditional research platforms.  IBIS includes live quotes, newswire feeds, calendars of economic and earnings events, fundamental research data, charts and more in an interface that can be configured to customers’ needs.  The initial response has been positive and we will continue to devote resources to the further development of this tool with additional content and functions.

•
Market Making.  We conduct our market making business through our Timber Hill subsidiaries.  As one of the largest market makers on many of the world’s leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over 807,000 tradable, exchange-listed products.  As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold.  Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time.  Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, minimizing the risk of our portfolio at all times.  This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios.

 When we use the terms “we,” “us,” and “our,” we mean IBG, Inc. and its subsidiaries for the periods presented.

Executive Overview

Third Quarter Results:  Diluted earnings per share were $0.50 for the three months ended September 30, 2011, 92% higher than the $0.26 earned for the three months ended September 30, 2010.

On a comprehensive basis, which includes the full effect of currency translation, the Company reported diluted earnings per share of $0.36 for the quarter ended September 30, 2011 as compared to diluted earnings per share of $0.52 for the same period in 2010.  This decrease was due to the strengthening of the U.S. dollar relative to other currencies, which reduced the value of the Company’s non-U.S. subsidiaries as measured in U.S. dollars.

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

Currency translation effects are largely a result of our currency strategy.  We have determined to base our net worth in GLOBALs, a basket of major currencies in which we hold our equity.  In this quarter, our currency hedging program decreased our profits as the U.S. dollar value of the GLOBAL decreased by approximately 2.5%.  The effects of currency hedging are reported as components of (1) Market Making Trading Gains and (2) Other Comprehensive Income, described above.

In light of the strengthening of the U.S. dollar against a number of other currencies, adding OCI to Net Income decreased diluted comprehensive earnings per share by $0.14 for the current quarter.  Diluted earnings per share were impacted by a tax benefit that the Company recognized during preparation of the 2010 income tax returns.  In connection with the special dividend paid by our Swiss operating company in December 2010, we were able to capture additional foreign tax credits that resulted in an estimated $0.12 increase in diluted earnings per share which is reported in the quarter ended September 30, 2011.

Consolidated:  For the three months ended September 30, 2011, our net revenues were $385.6 million and income before income taxes was $217.8 million, as compared to net revenues of $299.1 million and income before income taxes of $161.9 million for the corresponding period in 2010.  Net interest income increased 91% in the three months ended September 30, 2011, as compared to the corresponding period last year driven by increases in customer cash balances and fully-secured margin borrowings.  Trading gains increased 15% in the three months ended September 30, 2011, as compared to the corresponding period last year due to a more favorable trading environment that featured higher actual-to-implied volatility, higher trading volumes and wider bid-offer spreads.  Currency fluctuations had a negative impact on trading gains for the current quarter, as the U.S. dollar strengthened relative to other key currencies.  Commissions and execution fees were 45% higher than those of the year-ago quarter as a result of increased customer volume.  Our pre-tax margin for the three months ended September 30, 2011 was 56%, as compared to 54% for the corresponding period in 2010.

Brokerage:  During the three months ended September 30, 2011, income before income taxes in our electronic brokerage segment increased 66% as compared to the corresponding period in 2010.  This reflects increases in commissions and execution fees and net interest income.  Commissions grew by 45% from the year-ago quarter, while execution and clearing expenses were 40% higher primarily due to increased customer volume.  The increase in net interest income was attributable to increases in interest earned on larger customer cash balances and fully secured margin borrowings and net fees from securities borrowed and loaned transactions.  In this quarter we introduced to customers our Stock Yield Enhancement Program, which provides an opportunity for customers with fully-paid stock to allow IB to lend it out.  In exchange for lending out their stock, our customers receive 50% of the stock loan fees.  IB places cash collateral securing the loans in the customers’ accounts.  Pre-tax margin increased from 49% to 55% for the three months ended September 30, 2010 and 2011, respectively.  Total Daily Average Revenue Trades (“DARTs”) for cleared and execution-only customers increased 39% to approximately 495,000 during the three months ended September 30, 2011, as compared to approximately 355,000 during the three months ended September 30, 2010.  Customer equity grew by 23%, to $23.3 billion, from the year-ago quarter.

Market Making:  During the three months ended September 30, 2011, income before income taxes in our market making segment increased 24%, from $103.9 million to $128.5 million.  The 22% increase in trading gains was driven by higher actual-to-implied volatility, higher trading volumes and wider bid-offer spreads.  Trading gains rose despite a negative impact of $66.5 million in currency translation effects as compared to the year-ago quarter.  Execution and clearing expenses were 27% higher during the three months ended September 30, 2011 than the year-ago quarter due to higher futures and options trading volumes.  Pre-tax margin increased to 63% in the first quarter of 2011 as compared to 61% in the corresponding period of 2010.

We actively manage our global currency exposure by maintaining our equity in proportion to a defined basket of major currencies.  Roughly half of our equity is denominated in currencies other than U.S. dollars.  The U.S. dollar’s strengthening relative to other key currencies during this quarter had an estimated $108.7 million negative effect on our Comprehensive Income and an estimated $22.7 million negative effect on our reported market making earnings, as reported in U.S. dollars.  Further discussion of our approach to managing foreign currency risk is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Nine Months Results:  Diluted earnings per share were $1.10 for the nine months ended September 30, 2011, 150% higher than the $0.44 earned for the nine months ended September 30, 2010.

On a comprehensive basis, which includes the full effect of currency translation, diluted earnings per share were $1.07 for the nine months ended September 30, 2011 as compared to diluted earnings per share of $0.58 for the same period in 2010.

Consolidated:  For the nine months ended September 30, 2011, our net revenues were $1,050.4 million and income before income taxes was $588.9 million, as compared to net revenues of $735.8 million and income before income taxes of $298.9 million for the corresponding period in 2010.  Trading gains increased 57% in the nine months ended September 30, 2011, as compared to the corresponding period last year due, in part, to wider bid/offer spreads in options as well as a reversal in translation losses to translation gains.  Net interest income increased 106% in the nine months ended September 30, 2011, as compared to the corresponding period last year, driven by increases in customer cash balances and fully-secured margin borrowings.  Commissions and execution fees increased by 20%, commensurate with the increase in customer accounts, as compared to the corresponding time period last year. Our pre-tax margin for the nine months ended September 30, 2011 was 56%, compared to 41% for the corresponding period in 2010.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Brokerage:  During the nine months ended September 30, 2011, income before income taxes in our electronic brokerage segment increased 42% as compared to the corresponding period in 2010.  This reflects an increase in net interest income, and higher commission revenues, partially offset by higher execution and clearing expenses as compared to the corresponding period last year.  The increase in net interest income was attributable to increases in interest earned on larger customer cash balances and fully secured margin borrowings as well as an increase in net fees earned on securities borrowed and loaned transactions.  Pre-tax margin increased from 50% to 54% for the nine months ended September 30, 2010 and 2011, respectively.  Total DARTs for cleared and execution-only customers increased 17% to approximately 443,000 during the nine months ended September 30, 2011, as compared to approximately 380,000 during the nine months ended September 30, 2010.  The number of customer accounts grew 22% from the year-ago quarter.  Customer equity grew by 23%, to $23.3 billion, from the year-ago quarter.

Market Making:  During the nine months ended September 30, 2011, income before income taxes in our market making segment increased 185%, from $113.3 million to $322.4 million, as compared with the corresponding period in 2010.  This was primarily driven by an increase in trading gains, a substantial component of which is a positive shift in currency translation effects of $122.0 million as compared to the year-ago period.  Execution and clearing expenses were 11% lower during the nine months ended September 30, 2011 than the same period last year due to increased executions at venues that pay participants to provide liquidity.  As a market maker under the make-or-take pricing model we are paid for providing liquidity instead of being charged.  Pre-tax margin increased to 61% in the first nine months of 2011 as compared to 34% in the corresponding period of 2010.

The following tables present historical trading volumes for our business.  Volumes are among several drivers in our business.

TRADE VOLUMES:
(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2006	66,043		51,238		12,828		130,109		518
2007	99,086	50%	72,931	42%	16,638	30%	188,655	45%	752
2008	101,672	3%	120,195	65%	16,966	2%	238,833	27%	944
2009	93,550	-8%	127,338	6%	13,636	-20%	234,524	-2%	934
2010	75,169	-20%	133,658	5%	18,732	37%	227,559	-3%	905

3Q2010	17,796		31,894		4,746		54,436		851
3Q2011	19,602	10%	45,879	44%	5,273	11%	70,754	30%	1,106

CONTRACT AND SHARE VOLUMES:
(in 000’s, except %)

TOTAL
	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2006	563,623		62,419		34,493,410
2007	673,144	19%	83,134	33%	47,324,798	37%
2008	757,732	13%	108,984	31%	55,845,428	18%
2009	643,380	-15%	82,345	-24%	75,449,891	35%
2010	678,856	6%	96,193	17%	84,469,874	12%

3Q2010	163,298		24,094		18,665,413
3Q2011	254,904	56%	31,835	32%	20,598,631	10%

* Includes options on futures

CONTRACT AND SHARE VOLUMES, continued:
(in 000’s, except %)

MARKET MAKING

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2006	371,929		14,818		21,180,377
2007	447,905	20%	14,520	-2%	24,558,314	16%
2008 **	514,629	15%	21,544	48%	26,008,433	6%
2009 **	428,810	-17%	15,122	-30%	26,205,229	1%
2010 **	435,184	1%	15,371	2%	19,165,000	-27%

3Q2010 **	107,602		4,225		4,411,226
3Q2011 **	171,731	60%	4,835	14%	3,921,841	-11%

BROKERAGE TOTAL

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2006	191,694		47,601		13,313,033
2007	225,239	17%	68,614	44%	22,766,484	71%
2008	243,103	8%	87,440	27%	29,836,995	31%
2009	214,570	-12%	67,223	-23%	49,244,662	65%
2010	243,672	14%	80,822	20%	65,304,874	33%

3Q2010	55,696		19,869		14,254,187
3Q2011	83,173	49%	27,000	36%	16,676,790	17%

* Includes options on futures

** In Brazil, an equity option contract typically represents 1 share of the underlying stock; however, the typical minimum trading quantity is 100 contracts.  To make a fair comparison to volume at other exchanges, we have adopted a policy of reporting Brazilian equity options contracts divided by their trading quantity of 100.

CONTRACT AND SHARE VOLUMES, continued:
(in 000’s, except %)

BROKERAGE CLEARED

	Options	%	Futures*	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2006	32,384		45,351		12,492,870
2007	51,586	59%	66,278	46%	20,353,584	63%
2008	77,207	50%	85,599	29%	26,334,752	29%
2009	93,868	22%	66,241	-23%	46,627,344	77%
2010	103,054	10%	79,144	19%	62,077,741	33%

3Q2010	22,930		19,399		13,455,306
3Q2011	43,994	92%	26,601	37%	15,846,432	18%

* Includes options on futures

BROKERAGE STATISTICS:
(in 000’s, except % and where noted)

	3Q2011	3Q2010	% Change
Total Accounts	184	151	22%
Customer Equity (in billions) *	$23.3	$18.9	23%

Cleared DARTs	457	320	43%
Total Customer DARTs	495	355	39%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$4.29	$4.17	3%
DART per Avg. Account (Annualized)	640	544	18%
Net Revenue per Avg. Account (Annualized)	$4,024	$3,251	24%

* Excluding non-customers

Business Environment

During the third quarter, the global financial markets were disoriented by economic uncertainty about the U.S. debt ceiling and concerns over European government debt.  These events resulted in heightened volatility and trading volumes, which created a favorable environment for both our brokerage and market making businesses.

In the brokerage segment, our customers took advantage of higher volatility and increased their trading activity.  We also continued to see steady growth in our brokerage accounts, which increased 22% over the prior year.

A summary of market conditions that affected our business this quarter follows:

Global trading volumes.  According to data received from exchanges worldwide, volumes in exchange-listed equity-based options increased by approximately 46% globally and 49% in the U.S., as compared to the corresponding quarter in 2010.  During the third quarter of 2011 we accounted for approximately 11.5% of the exchange-listed equity-based options (including options on ETFs and stock index products) volume traded worldwide and approximately 15.3% of exchange-listed equity-based options volume traded in the U.S.  This compares to approximately 10.6% of the exchange-listed equity-based options volume traded worldwide and approximately 14.0% of the exchange-listed equity-based options volume traded in the U.S. in the third quarter of 2010.  It is important to note that this metric is not directly correlated with our profits.

See the tables on pages 32 – 34 of this Quarterly Report on Form 10-Q for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

Bid/Offer Spreads. After reaching a historic low in the third quarter of 2010, bid/offer spreads on U.S. exchange-traded options have been gradually widening over the past year.  As reported by the NASDAQ OMX PHLX market, bid/offer spreads in the third quarter were approximately 68% wider than the corresponding period in 2010.  We believe this increase can be partly attributed to the heightened scrutiny over high frequency trading firms that began after the May 2010 “flash crash.”  Regulators and exchanges began enacting new rules last year that eliminated some of the advantages high frequency traders (“HFT’s”) had over registered market makers.  The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law last summer, is also expected to impose strict regulations on the hedge fund industry.

Volatility.  Our market making profits are generally correlated with market volatility since we typically maintain an overall long volatility position, which protects us against a severe market dislocation in either direction.  Based on the Chicago Board Options Exchange Volatility Index (“VIX”), the average volatility during the third quarter was approximately 26% higher than it was in the third quarter of 2010, and the highest it has been since the second quarter of 2009.

The ratio of actual to implied volatility is also meaningful to our results.  Because the cost of hedging our positions is based on implied volatility, while our trading profits are, in part, based on actual market volatility, a higher ratio is generally favorable and a lower ratio generally has a negative effect on our trading gains.  This ratio averaged approximately 111% during the third quarter, approximately 50% higher than it was in both the second quarter of 2011 and the year-ago quarter.

Currency fluctuations.  As a global market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk.  We actively manage this exposure by keeping our net worth in proportion to a defined basket of major currencies (the “GLOBAL”).  Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL to the U.S. dollar affects our earnings.  During the third quarter of 2011, the value of the GLOBAL declined 2.5% compared to the previous quarter which negatively affected our comprehensive earnings.  On a year-to-date basis the changes in the value of the GLOBAL, as expressed in U.S. dollars, for both 2011 and 2010 were small.

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

Results of Operations

The tables in the period comparisons below provide summaries of our revenues and expenses.  The period-to-period comparisons below of financial results are not necessarily indicative of future results.  The following table sets forth our unaudited consolidated results of operations for the indicated periods:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in millions except share and per share data)

Revenues:
Trading gains	$193.8	$168.7	$514.7	$326.9
Commissions and execution fees	130.6	90.1	346.3	289.4
Interest income	73.8	42.4	211.8	120.0
Other income	10.7	13.9	43.1	48.4

Total revenues	408.9	315.1	1,115.9	784.7

Interest expense	23.3	16.0	65.5	48.9

Total net revenues	385.6	299.1	1,050.4	735.8

Non-interest expenses:
Execution and clearing	82.1	61.9	214.4	207.1
Employee compensation and benefits	56.2	49.6	161.2	149.6
Occupancy, depreciation and amortization	9.0	9.1	27.3	27.5
Communications	5.7	5.9	17.8	17.6
General and administrative	14.8	10.7	40.8	35.1

Total non-interest expenses	167.8	137.2	461.5	436.9

Income before income taxes	217.8	161.9	588.9	298.9

Income tax expense	15.3	13.1	46.5	25.7

Net income	202.5	148.8	542.4	273.2

Less net income attributable to non-controlling interests	180.0	137.7	494.1	254.4

Net income available for common shareholders	$22.5	$11.1	$48.3	$18.8

Earnings per share:
Basic	$0.50	$0.26	$1.11	$0.45
Diluted	$0.50	$0.26	$1.10	$0.44

Weighted average common shares outstanding:
Basic	44,832,545	42,222,449	43,370,291	41,750,973
Diluted	45,208,557	42,784,799	43,832,558	42,401,307

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Net Revenues

Total net revenues for the quarter ended September 30, 2011 increased $86.5 million or 29%, to $385.6 million from $299.1 million during the quarter ended September 30, 2010.  The increase in net revenues was primarily due to increases in commissions and execution fees, trading gains, and net interest income compared to the year-ago quarter.  Increased customer cash and margin balances of 39% and 67% respectively, contributed to an increase of $24.1 million in net interest income.  In our market making segment, an increase of $35.2 million in trading gains was driven by wider bid/offer spreads on options, an increase in the ratio of actual to implied volatility, higher trading volumes and an increase in average volatility, as measured by the VIX, as compared to the year-ago quarter.  Trading volume is an important driver of revenues and costs for both our electronic brokerage segments and market making segments.  During 2011, options and futures contracts and stock shares volume executed by our subsidiaries increased by 56%, 32% and 10% respectively.  Increases in options and futures contract volumes were observed in both segments, as general market volumes rose, while market making stock share volume declined 11% and brokerage stock share volume increased 17%.

Trading Gains.  Trading gains for the quarter ended September 30, 2011 increased $25.1 million, or 15%, to $193.8 million from $168.7 million for the quarter ended September 30, 2010.  As market makers, we provide liquidity by buying from sellers and selling to buyers.  During the quarter ended September 30, 2011, our market making operations executed 19.6 million trades, an increase of 10% as compared to the number of trades executed in the quarter ended September 30, 2010.  Options contracts increased 60%, futures contracts increased 14% and stock shares decreased by 11% for the quarter ended September 30, 2011 as compared to the year-ago quarter.  Trading gains were positively impacted by a 26% increase in average volatility, as measured by the VIX, which increased to

30.6, for the three months ended September 30, 2011 as compared to the year-ago quarter; as well as a 48% increase in the ratio of actual to implied volatility to 111% for the three months ended September 30, 2011 as compared to the same period last year.  Bid/offer spreads on U.S. exchange-traded options, as reported by the NASDAQ OMX PHLX market, were approximately 68% wider during the third quarter of 2011 than during the corresponding period in 2010.

As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in a basket of currencies we call the GLOBAL.  Currency translation effects as a result of holding our equity in GLOBALs had an estimated negative impact on our trading gains of $66.5 million for the three months ended September 30, 2011 as compared to the year-ago period.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Included in trading gains are net dividends, net bond trading interest and currency translation gains and losses from market making activities:

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

Commissions and Execution Fees.  Commissions and execution fees for the quarter ended September 30, 2011 increased $40.5 million, or 45%, to $130.6 million, as compared to the quarter ended September 30, 2010.  The increase was driven by higher trade volume from our customers.  Customer volume in options and futures contracts and stock shares increased by 49%, 36% and 17%, respectively, for the quarter ended September 30, 2011 from the corresponding period in 2010.  Total DARTs for cleared and execution-only customers for the quarter ended September 30, 2011 increased 39% to approximately 495,000, as compared to approximately 355,000 during the quarter ended September 30, 2010.  DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 43% to approximately 457,000, for the quarter ended September 30, 2011, as compared to approximately 320,000 for the quarter ended September 30, 2010. The number of customer accounts grew by 22% to approximately 184,000 at September 30, 2011, as compared to approximately 151,000 at September 30, 2010.  Average commission per DART for cleared customers, for the quarter ended September 30, 2011, increased by 3% to $4.29, as compared to $4.17 for the quarter ended September 30, 2010.

Interest Income and Interest Expense.  Net interest income (interest income less interest expense) for the quarter ended September 30, 2011 increased $24.1 million, or 91%, to $50.5 million, as compared to the quarter ended September 30, 2010.  Net interest income was derived primarily from the electronic brokerage segment during the quarter ended September 30, 2011.  Net interest earned by electronic brokerage increased $20.5 million, or 82%, to $45.4 million, as compared to the quarter ended September 30, 2010.  Average customer cash balances increased by 39%, to $17.54 billion, and average customer fully secured margin borrowings increased 67%, to $8.14 billion, for the quarter ended September 30, 2011, as compared to $12.65 billion and $4.88 billion, respectively, for the quarter ended September 30, 2010.  Net fees earned from securities borrowed and loaned transactions increased $8.5 million for the quarter ended September 30, 2011 as compared to the year–ago quarter.  In this quarter we introduced to customers our Stock Yield Enhancement Program, which provides an opportunity for customers with fully-paid stock to allow IB to lend it out.  In exchange for lending out their stock, our customers receive 50% of the stock loan fees.  IB places cash collateral securing the loans in the customers’ accounts.

The average Fed Funds effective rate decreased 11 basis points to .08% for the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010.

 For market making, net interest income increased $5.1 million from the corresponding period last year to $6.4 million.  As a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio.  When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income.  When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income.  Average securities borrowed decreased by 21%, to $3.45 billion and average securities loaned increased by 17%, to $1.74 billion, for the quarter ended September 30, 2011, which together produced a decrease in fees earned of $0.8 million, as compared to the year-ago period.

Other Income.  Other income, for the quarter ended September 30, 2011, decreased $3.2 million, or 23%, to $10.7 million, as compared to the quarter ended September 30, 2010.  The changes were due to mark-to-market losses on non-trading securities offset by higher revenue from market data fees, minimum activity fees and certain currency hedging activity.

Non-Interest Expenses

Non-interest expenses, for the quarter ended September 30, 2011, increased by $30.6 million, or 22%, to $167.8 million from $137.2 million, during the quarter ended September 30, 2010. The increase was primarily due to higher execution and clearing expenses and higher employee compensation and benefits expenses.  As a percentage of total net revenues, non-interest expenses decreased to 44% for the quarter ended September 30, 2011 from 46% during the corresponding period in 2010.

Execution and Clearing.  Execution and clearing expenses for the quarter ended September 30, 2011, increased $20.2 million, or 33%, to $82.1 million, as compared to the quarter ended September 30, 2010.  The increase resulted from a 32% increase in futures contract volume and a 56% increase in options contract volume traded during the quarter ended September 30, 2011.

Employee Compensation and Benefits.  Employee compensation and benefits expenses, for the quarter ended September 30, 2011, increased by $6.6 million, or 13%, to $56.2 million, as compared to the quarter ended September 30, 2010.  The average number of employees decreased slightly to 850 for the quarter ended September 30, 2011, as compared to 853 for the corresponding period in 2010.  As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff.  As a percentage of total net revenues, employee compensation and benefits expenses were 15% and 17%, for the quarters ended September 30, 2011 and 2010, respectively.

General and Administrative.  General and administrative expenses, for the quarter ended September 30, 2011, increased $4.1 million, or 38% to $14.8 million, as compared to the quarter ended September 30, 2010.  The increase in general and administrative expenses was primarily due to higher advertising expenditures and an increase in bad debt reserves.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Net Revenues

Total net revenues for the nine months ended September 30, 2011 increased $314.6 million or 43%, to $1,050.4 million from $735.8 million during the nine months ended September 30, 2010.  Trading volume is an important driver of revenues and costs for both our market making and electronic brokerage segments.  During 2011, options and futures contracts and stock shares volume executed by our subsidiaries increased by 14%, 9% and 1%, respectively.  Market making options and futures contract volumes increased 10% and 1%, respectively, brokerage options and futures contract volumes increased 21% and 11%, respectively, while market making stock share volume decreased 39% and brokerage stock share volume increased 13%.  Increased customer cash and margin balances contributed to an increase of $62.4 million in net interest income in our brokerage segment.  In our market making segment, wider bid/offer spreads in options, an increase in the ratio of actual to implied volatility and a reversal in translation losses contributed to an increase of $197.3 million in trading gains.

Trading Gains.  Overall trading gains for the nine months ended September 30, 2011, increased $187.8 million, or 57%, to $514.7 million from $326.9 million for the nine months ended September 30, 2010.  As market makers, we provide liquidity by buying from sellers and selling to buyers.  During the nine months ended September 30, 2011, our market making operations executed 48.5 million trades, a decrease of 16% as compared to the number of trades executed in the nine months ended September 30, 2010.  Options contracts increased 10%, futures contracts increased 1% while stock shares decreased by 39% for the nine months ended September 30, 2011 as compared to 2010.  Bid/offer spreads on U.S. exchange-traded options, as reported by the NASDAQ OMX PHLX market, on average, were approximately 38% wider during the first three quarters of 2011 than during the corresponding period in 2010.

As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in a basket of currencies we call the GLOBAL.  Currency translation effects as a result of holding our equity in GLOBALs had an estimated positive impact on our trading gains of $122.0 million for the nine months ended September 30, 2011 as compared to the year-ago period.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

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

Commissions and Execution Fees.  Commissions and execution fees for the nine months ended September 30, 2011 increased $56.9 million, or 20%, to $346.3 million, as compared to the nine months ended September 30, 2010.  The increase was driven by higher overall trade volume from our customers.  Volume in options and futures contracts and stock shares increased by 21%, 11%, and 13%, respectively, for the nine months ended September 30, 2011 from the corresponding period in 2010.  Total DARTs for cleared and execution-only customers for the nine months ended September 30, 2011 increased 17% to approximately 443,000, as compared to approximately 380,000 during the nine months ended September 30, 2010.  DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 19% to approximately 408,000, for the nine months ended September 30, 2011, as compared to approximately 344,000 for the nine months ended September 30, 2010. The number of customer accounts grew by 22% to approximately 184,000 at September 30, 2011, as compared to approximately 151,000 at September 30, 2010.  Average commission per DART for cleared customers, for the nine months ended September 30, 2011, increased by 1% to $4.33, as compared to $4.28 for the nine months ended September 30, 2010.

Interest Income and Interest Expense.  Net interest income (interest income less interest expense) for the nine months ended September 30, 2011 increased $75.2 million, or 106%, to $146.3 million, as compared to the nine months ended September 30, 2010.  Net interest income was derived primarily from the electronic brokerage segment during the nine months ended September 30, 2011.  Net interest earned by electronic brokerage increased $62.4 million, or 93%, to $129.2 million, as compared to the nine months ended September 30, 2010.  Average customer cash balances increased by 46%, to $17.31 billion, and average customer fully secured margin borrowings increased 95%, to $8.57 billion, for the nine months ended September 30, 2011, as compared to $11.86 billion and $4.40 billion, respectively, for the nine months ended September 30, 2010.  Net fees earned by electronic brokerage from borrowing and loaning securities increased $21.2 million for the nine months ended September 30, 2011 as compared to same period last year.

 The average Fed Funds effective rate decreased 6 basis points to 0.11% for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

For market making, net interest income increased $10.1 million from the corresponding period last year to $13.9 million.  As a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio.  When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income.  When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income.  Average securities borrowed decreased by 7%, to $4.84 billion and average securities loaned increased by 66%, to $2.33 billion, for the nine months ended September 30, 2011, which together, produced a decrease in net fees of $3.6 million as compared to the year-ago period.

Other Income.  Other income, for the nine months ended September 30, 2011, decreased $5.3 million, or 11%, to $43.1 million, as compared to the nine months ended September 30, 2010.  The primary components of Other Income are market data revenue collected from customers, order flow fees paid by U.S. options exchanges and minimum activity fees from inactive customers.

Non-Interest Expenses

Non-interest expenses, for the nine months ended September 30, 2011, increased by $24.6 million, or 6%, to $461.5 million from $436.9 million, during the nine months ended September 30, 2010. The increase was primarily due to higher execution and clearing expenses, and higher employee compensation and benefits expenses.  As a percentage of total net revenues, non-interest expenses decreased to 44% for the nine months ended September 30, 2011 from 59% during the corresponding period in 2010.

Execution and Clearing.  Execution and clearing expenses, for the nine months ended September 30, 2011, increased $7.3 million, or 4%, to $214.4 million, as compared to the nine months ended September 30, 2010, as a result of higher trading volume in all product classes.  This was partially offset by an increase in executions at venues that pay participants to provide liquidity.  As a market maker under the make-or-take pricing model we are paid for providing liquidity instead of being charged payment-for-order flow fees.

Employee Compensation and Benefits.  Employee compensation and benefits expenses, for the nine months ended September 30, 2011, increased by $11.6 million, or 8%, to $161.2 million, as compared to the nine months ended September 30, 2010.  This increase reflects the 3% growth in the average number of employees to 854 for the nine months ended September 30, 2011, as compared to 830 for the corresponding period in 2010.  As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff.  The continued recognition of costs associated with of our stock incentive plan also increased employee compensation and benefits expense.  As a percentage of total net revenues, employee compensation and benefits expenses were 15% and 20%, for the nine months ended September 30, 2011 and 2010, respectively.

General and Administrative.  General and administrative expenses, for the nine months ended September 30, 2011, increased $5.7 million, or 16% to $40.8 million, as compared to the nine months ended September 30, 2010.  The increase in general and administrative expenses was due to higher advertising expenditures, bad debt reserves and an increase in trading permit fees.

Business Segments

The following table sets forth the net revenues and non-interest expenses and income before income taxes of our business segments:

		Three Months		Nine Months
		Ended September 30,		Ended September 30,
		2011	2010	2011	2010
		(in millions)

Electronic Brokerage	Net revenues	$191.7	$129.3	$525.1	$401.1
	Non-interest expenses	86.2	65.9	240.5	201.0

	Income before income taxes	$105.5	$63.4	$284.6	$200.1

	Pre-tax profit margin	55%	49%	54%	50%

Market Making	Net revenues	$204.3	$170.7	$532.4	$335.2
	Non-interest expenses	75.8	66.8	210.0	221.9

	Income before income taxes	$128.5	$103.9	$322.4	$113.3

	Pre-tax profit margin	63%	61%	61%	34%

Corporate*	Net revenues	($10.4)	($0.9)	($7.1)	($0.5)
	Non-interest expenses	5.8	4.5	11.0	14.0

	Income before income taxes	($16.2)	($5.4)	($18.1)	($14.5)

Total	Net revenues	$385.6	$299.1	$1,050.4	$735.8
	Non-interest expenses	167.8	137.2	461.5	436.9

	Income before income taxes	$217.8	$161.9	$588.9	$298.9

	Pre-tax profit margin	56%	54%	56%	41%

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

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in millions)

Revenues:
Commissions and execution fees	$130.6	$90.2	$346.3	$289.4
Interest income	56.3	30.4	160.4	80.2
Other income	15.7	14.2	49.6	44.9

Total revenues	202.6	134.8	556.3	414.5

Interest expense	10.9	5.5	31.2	13.4

Total net revenues	191.7	129.3	525.1	401.1

Non-interest expenses:
Execution and clearing	43.4	31.1	115.2	95.0
Employee compensation and benefits	14.5	13.7	45.9	41.8
Occupancy, depreciation and amortization	3.2	3.4	9.4	10.2
Communications	3.8	2.7	9.2	7.7
General and administrative	21.3	15.0	60.8	46.3

Total non-interest expenses	86.2	65.9	240.5	201.0

Income before income taxes	$105.5	$63.4	$284.6	$200.1

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Electronic brokerage total net revenues for the quarter ended September 30, 2011 increased $62.4 million, or 48%, to $191.7 million, from $129.3 million during the quarter ended September 30, 2010, primarily due to increases in commissions and execution fees and net interest income.  Commission and execution fees increased $40.4 million, or 45%, and net interest income increased $20.5 million, or 82%, for the quarter ended September 30, 2011 as compared to the corresponding period in 2010.  The increase in net interest income was attributable to an increase of $4.89 billion in average customer cash balances and an increase of $3.26 billion in average fully secured margin borrowings as well as an increase of $8.5 million on net fees earned from securities borrowed and loaned transactions.  During the same time period, the Fed Funds effective rate decreased 11 basis points or 56%.  The increase in commission and execution fees is directly attributable to increased customer trading volume.  Volume in options and futures contracts and stock shares increased by 49%, 36% and 17%, respectively, for the quarter ended September 30, 2011 from the corresponding period in 2010.  Total DARTs from cleared and execution-only customers for the quarter ended September 30, 2011 increased 39% to approximately 495,000, as compared to approximately 355,000 during the quarter ended September 30, 2010.  DARTs from cleared customers for the quarter ended September 30, 2011 increased 43% to approximately 457,000, as compared to approximately 320,000 during the quarter ended September 30, 2010.  Total customer equity grew by 23% to $23.3 billion at September 30, 2011, from $18.9 billion at September 30, 2010.  The number of customer accounts grew 22% from September 30, 2010 to approximately 184,000 at September 30, 2011.

Electronic brokerage non-interest expenses for the quarter ended September 30, 2011 increased $20.3 million, or 31%, as compared to the quarter ended September 30, 2010.  Within non-interest expenses, execution and clearing expenses increased by $12.3 million, driven by an increase in customer trading volume.  Employee compensation and benefits expenses increased by $0.8 million, or 6% during the quarter ended September 30, 2011 as compared to 2010.  General and administrative expenses increased $6.3 million as administrative and consulting fees increased $3.4 million during the quarter ended September 30, 2011 as compared to 2010.  As a percentage of total net revenues, non-interest expenses decreased to 45% from 51% for the quarter ended September 30, 2011 as compared to 2010.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Electronic brokerage total net revenues for the nine months ended September 30, 2011 increased $124.0 million, or 31%, to $525.1 million, from $401.1 million during the nine months ended September 30, 2010, primarily due to an increase in net interest income and higher commission and execution fees.  Net interest income increased $62.4 million, or 93%, for the nine months ended September 30, 2011 as compared to the corresponding period in 2010.  The increase in net interest income was attributable to an increase of $5.45 billion in average customer cash balances and an increase of $4.17 billion in average fully secured margin borrowings as well as a $21.2 million increase in net fees earned from securities borrowed and loaned transactions.  Net interest income increased despite a decrease in the average Fed Funds effective rate of approximately 6 basis points to 0.11% for the nine months ended September 30, 2011 as compared to 0.17% for the nine months ended September 30, 2010.  Commission and execution fees increased $56.9 million, or 20%, for the nine months ended September 30, 2011 as compared to the corresponding period in 2010.  The increase in commission and execution fees is directly attributable to increased customer trading volume.  Volume in options and futures contracts and stock shares increased by 21%, 11% and 13% respectively for the nine months ended September 30, 2011 from the corresponding period in 2010.  Total DARTs from cleared and execution-only customers for the nine months ended September 30, 2011 increased 17% to approximately 443,000, as compared to approximately 380,000 during the nine months ended September 30, 2010.  DARTs from cleared customers for the nine months ended September 30, 2011 increased 19% to approximately 408,000, as compared to approximately 344,000 during the nine months ended September 30, 2010.  Total customer equity grew by 23% to $23.3 billion at September 30, 2011, from $18.9 billion at September 30, 2010.  The number of customer accounts grew 22% from September 30, 2010 to approximately 184,000 at September 30, 2011.

Electronic brokerage non-interest expenses for the nine months ended September 30, 2011 increased $39.5 million, or 20%, as compared to the nine months ended September 30, 2010.  Within non-interest expenses, execution and clearing expenses increased by $20.2 million, driven by higher futures fees.  Employee compensation and benefits expenses increased by $4.1 million, or 10% during the nine months ended September 30, 2011 as compared to 2010.  General and administrative expenses increased $14.5 million as administrative and consulting fees increased $10.4 million during the nine months ended September 30, 2011 as compared to 2010.  As a percentage of total net revenues, non-interest expenses decreased to 46% from 50% for the nine months ended September 30, 2011 as compared to 2010.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in millions)
Revenues:
Trading gains	$198.1	$162.9	$518.4	$321.1
Interest income	18.7	13.0	49.3	42.8
Other income	(0.2)	6.5	0.1	10.3

Total revenues	216.6	182.4	567.8	374.2

Interest expense	12.3	11.7	35.4	39.0

Total net revenues	204.3	170.7	532.4	335.2

Non-interest expenses:
Execution and clearing	39.0	30.6	100.2	112.2
Employee compensation and benefits	15.7	17.9	47.2	54.8
Occupancy, depreciation and amortization	1.8	2.6	6.9	7.6
Communications	2.2	3.0	7.5	9.7
General and administrative	17.1	12.7	48.2	37.6

Total non-interest expenses	75.8	66.8	210.0	221.9

Income before income taxes	$128.5	$103.9	$322.4	$113.3

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Market making total net revenues for the quarter ended September 30, 2011 increased $33.6 million, or 20%, to $204.3 million, from $170.7 million during the quarter ended September 30, 2010.  Trading gains for the quarter ended September 30, 2011 increased $35.2 million, or 22%.  Trading gains were positively impacted by a 26% increase in average volatility, as measured by the VIX, which increased to 30.6, for the three months ended September 30, 2011 as compared to the year-ago quarter; as well as a 48% increase in the ratio of actual to implied volatility to 111% for the three months ended September 30, 2011 as compared to the same period last year.  Bid/offer spreads on U.S. exchange-traded options, as reported by the NASDAQ OMX PHLX market, were approximately 68% wider in the third quarter of 2011 than in the corresponding period in 2010.  Market making options and futures contracts volume increased 60% and 14%, respectively, and stock share volume decreased 11% in the quarter ended September 30, 2011 as compared to the corresponding period in 2010.  We continued to selectively pare down trading in less profitable products.  Trading gains also include translation gains and losses.

As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in a basket of currencies we call the GLOBAL.  Currency translation effects as a result of holding our equity in GLOBALs had an estimated negative impact on our trading gains of $66.5 million for the three months ended September 30, 2011 as compared to the year-ago period.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Net interest income for the quarter ended September 30, 2011 increased by $5.1 million to $6.4 million.  As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets.  In the quarter ended September 30, 2011, these factors, together with securities lending activity, produced more interest income than in the third quarter of 2010.

Market making non-interest expenses for the quarter ended September 30, 2011 increased $9.0 million, or 13%, as compared to the quarter ended September 30, 2010.  The increase primarily resulted from an $8.4 million increase in execution and clearing fees and a $4.4 million increase in general and administrative fees during the quarter ended September 30, 2011 as compared to 2010.  The increase in execution and clearing fees is primarily due to an increase in options and futures volume.  The increase in general and administrative fees was largely a result of a $5.1 million increase in administrative and consulting fees during the quarter ended September 30, 2011 as compared to the corresponding period in 2010.  Employee compensation expenses decreased 12% as a result of a 13% reduction in headcount compared to the year-ago quarter.  As a percentage of total net revenues, market making non-interest expenses decreased to 37% from 39% for the quarters ended September 30, 2011 and 2010, respectively.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

    Market making total net revenues for the nine months ended September 30, 2011 increased $197.2 million, or 59%, to $532.4 million, from $335.2 million during the nine months ended September 30, 2010.  Trading gains for the nine months ended September 30, 2011 increased $197.3 million, or 61%, primarily due to a reversal in translation losses and wider bid/offer spreads on exchange-traded options as compared to the year-ago period.  Market making options and futures contract volumes increased 10% and 1% respectively, while stock share volume decreased 39% during the nine months ended September 30, 2011 as compared to the corresponding period in 2010.  In 2010, and during the first nine months of 2011, we selectively pared down trading in less profitable products.  Bid/offer spreads on U.S. exchange-traded options, as reported by the NASDAQ OMX PHLX market, on average, were approximately 38% wider during the first three quarters of 2011 than during the corresponding period in 2010.

As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in a basket of currencies we call the GLOBAL.  Currency translation effects as a result of holding our equity in GLOBALs had an estimated positive impact on our trading gains of $122.0 million for the nine months ended September 30, 2011 as compared to the year-ago period.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Net interest income for the nine months ended September 30, 2011 increased by $10.1 million to $13.9 million.  As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets.  In the nine months ended September 30, 2011, these factors, together with securities lending activity, produced more interest income than in the first nine months of 2010.

Market making non-interest expenses for the nine months ended September 30, 2011 decreased $11.9 million, or 5%, as compared to the nine months ended September 30, 2010.  The decrease primarily resulted from a $12.0 million decrease in execution and clearing fees and a $7.6 million decrease in employee compensation and benefits expenses, partially offset by a $10.6 million increase in general and administrative fees during the nine months ended September 30, 2011 as compared to 2010.  The decrease in execution and clearing fees was driven by a greater proportion of our U.S. options volume executed on exchanges with make-or-take pricing, where we are paid for providing liquidity.  In addition, ETF issuer fees, a component of execution and clearing fees, decreased $2.4 million.  Employee compensation expenses decreased as a result of a refinement in methods that we use to attribute certain expenses to the electronic brokerage and market making segments as if they were stand-alone businesses and from an 8% decrease in average staff count during the first nine months of 2011 compared to the same period last year.  The increase in general and administrative fees was largely a result of an $11.1 million increase in administrative and consulting fees during the nine months ended September 30, 2011 as compared to the corresponding period in 2010.  As a percentage of total net revenues, market making non-interest expenses decreased to 39% from 66% for the nine months ended September 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet.  The majority of our assets consist of exchange-listed marketable securities, which are marked-to-market daily, cash and securities segregated for customers, and collateralized receivables arising from customer-related and proprietary securities transactions.  Collateralized receivables consist primarily of securities borrowed, and, to a lesser extent, customer margin loans, receivables from clearing houses for settlement of securities transactions and securities purchased under agreements to resell.  At September 30, 2011, total assets were $33.2 billion of which approximately $32.7 billion, or 98.7%, were considered liquid and consisted predominantly of marketable securities, customers’ cash and collateralized receivables.

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

For purposes of providing additional liquidity and further increasing our regulatory capital reserves, we issue senior notes and we maintain a committed senior secured revolving credit facility from a syndicate of banks (see “Principal Indebtedness” below).  As of September 30, 2011, borrowings under these facilities totaled $125.9 million, which represented 3% of our total capitalization.  Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our future liquidity needs for more than the next twelve months.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth.  Our consolidated equity decreased $0.48 billion or 10% to $4.63 billion at September 30, 2011 from $5.11 billion at September 30, 2010 as a result of the approximately $1 billion special dividend that IBG LLC paid in December 2010 and regular distributions, partially offset by twelve months of earnings.  In April 2011 we announced a regular $0.10 per share quarterly cash dividend, the first of which was paid in June 2011.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2011	2010
	(in millions)
Cash provided by operating activities	$ 674.4	$ 773.3
Cash used in investing activities	(105.9)	(14.5)
Cash used in financing activities	(340.4)	(309.2)
Effect of exchange rate changes on cash and cash equivalents	(26.6)	35.6
Increase in cash and cash equivalents	$ 201.5	$ 485.2

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

Nine Months Ended September 30, 2011:   Our cash and cash equivalents increased by $201.5 million to $1,555.7 million for the nine months ended September 30, 2011.  We raised $674.4 million from net cash in operating activities.  We used net cash of $446.3 million in our investing and financing activities primarily due to a decrease in short-term borrowings, the repayment of borrowings under our senior secured revolving credit facility and dividends paid to IBG Holdings LLC and to common stockholders.

Nine Months Ended September 30, 2010:   Our cash and cash equivalents increased by $485.2 million to $1,291.7 million for the nine months ended September 30, 2010.  We raised $773.3 million in net cash in operating activities.  We used net cash of $323.7 million in our investing and financing activities primarily due to an increase in short-term borrowings and dividends paid to and redemption of member interests from IBG Holdings LLC.

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

                At September 30, 2011, aggregate excess regulatory capital for all of the Operating Companies was $2.33 billion.

Principal Indebtedness

IBG LLC is the borrower under a $100.0 million senior secured revolving credit facility, which had no balance outstanding as of September 30, 2011, and is the issuer of senior notes, of which $125.9 million were outstanding as of September 30, 2011.

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

At maturity, subject to meeting certain terms of the facility, IBG LLC will have an option to convert the facility to a one-year term loan.  As of September 30, 2011, no borrowings were outstanding under this credit facility and IBG LLC was in compliance with all of the covenants.  This credit facility replaced a $100 million senior secured revolving credit facility that expired on May 19, 2010.

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

Total senior notes outstanding at September 30, 2011 of $125.9 million, with $40.1 million being 5% notes and $85.8 million being 3% notes.  Senior notes outstanding at December 31, 2010 were $194.6 million with $46.9 being 7% notes and $147.7 million being 5% notes.  During the period from January 1 through September 30, 2011, total senior notes issued were $340.3 million, and senior notes redeemed totaled $409.0 million.  The lower rates offered on our newer senior notes may have contributed to the reduction in senior notes issued for the nine months ended September 30, 2011, which decreased by $131.3 million as compared to the a same period last year.

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

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware.  These expenditure items are reported as property and equipment.  Capital expenditures for property and equipment were approximately $9.7 million and $14.5 million for the nine month periods ending September 30, 2011 and 2010, respectively.  We anticipate that our gross capital expenditures will be level with the first nine months of the year, including costs related to the expansion of our data center and backup facilities.  We expect our future capital expenditures to rise as we continue our focus on technology infrastructure initiatives to further enhance our competitive position.  We anticipate that we will fund capital expenditures with cash from operations and cash on hand.  In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance.  If we pursue any strategic acquisitions, we may incur additional capital expenditures.

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

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own.  At September 30, 2011, there were no definitive agreements with respect to any material acquisition.

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

We have been from time to time subject to certain pending and legal actions which arise out of the normal course of business.  Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages.  We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement.  Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred.  As of September 30, 2011, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously.  Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period.  As of September 30, 2011 and December 31, 2010, reserves provided for potential losses related to litigation matters were not material.

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

Recent Accounting Pronouncements

Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates (“ASU’s”) as the means to add to or delete from, or otherwise amend the ASC.  In 2011, prior to the issuance of the Company’s unaudited condensed consolidated financial statements, ASU’s 2011-01 through ASU 2011-09 were issued.  Following is a summary of recently issued ASU’s that may affect the Company’s condensed consolidated financial statements:

Affects
ASU 2010-13	Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early application is permitted.

ASU 2011-01	Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20	Effective on issuance.

ASU 2011-02	Receivables (Topic 310) - A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring	First interim or annual period beginning after June 15, 2011, to be applied retrospectively to the beginning of the annual period of adoption. Early adoption is permitted.

ASU 2011-03	Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early application is not permitted.

ASU 2011-04	Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS	To be applied prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for public entities.

ASU 2011-05	Comprehensive Income (Topic 220) - Presentation of Comprehensive Income	To be applied retrospectively, with reporting to commence in fiscal years beginning after December 15, 2011. Early adoption is permitted.

ASU 2011-08	Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment	Effective for fiscal years beginning after December 15, 2011. Early adoption is permitted.

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

We hedge our currency exposure throughout the day on a continuous basis.  In connection with the development of our currency hedging strategy, we have determined to base our net worth in GLOBALs.  Through September 30, 2011, we defined a GLOBAL as consisting of 55 U.S. cents, 24 Euro cents, 10 Japanese yen, 3 British pence, 4 Canadian cents and 3 Australian cents.  With the growth of our international operations, we determined to include other currencies in our definition of the GLOBAL.  As our forex market making systems continue to develop, and as more exchanges trade more forex-based products electronically, we expect more trading volume to flow through this system and, accordingly, we expect to be able to manage the risks in forex in the same low cost manner as we currently manage the risks of our market making in equity-based products.

On October 3, 2011 we announced that going forward the composition of the GLOBAL will be expanded from 6 to 16 currencies.  The company currently transacts business and is required to manage balances in each of these 16 currencies.  The table below displays the component changes in detail.  U.S. dollar ("USD") amounts are calculated using September 30, 2011 exchange rates.

GLOBAL					NEW			CHANGE
	9/30/2011	GLOBAL	GLOBAL in	% of	GLOBAL	GLOBAL in	% of	% of
Currency	FX Rates	Composition	USD Equiv.	Comp.	Composition	USD Equiv.	Comp.	Comp.
USD	1.0000	0.55	0.550	49.3%	0.41	0.410	36.8%	-12.5%
EUR	1.3400	0.24	0.322	28.8%	0.17	0.228	20.4%	-8.4%
GBP	1.5594	0.03	0.047	4.2%	0.03	0.047	4.2%	0.0%
JPY	0.0130	10.00	0.130	11.6%	10.00	0.130	11.6%	0.0%
AUD	0.9674	0.03	0.029	2.6%	0.03	0.029	2.6%	0.0%
CAD	0.9545	0.04	0.038	3.4%	0.04	0.038	3.4%	0.0%
CHF	1.1034				0.03	0.033	3.0%	3.0%
HKD	0.1284				0.26	0.033	3.0%	3.0%
SEK	0.1457				0.09	0.013	1.2%	1.2%
MXN	0.0721				0.30	0.022	1.9%	1.9%
DKK	0.1801				0.04	0.007	0.6%	0.6%
NOK	0.1704				0.06	0.010	0.9%	0.9%
KRW	0.0008				28.00	0.024	2.1%	2.1%
BRL	0.5317				0.08	0.043	3.8%	3.8%
INR	0.0204				2.00	0.041	3.7%	3.7%
SGD	0.7646				0.01	0.008	0.7%	0.7%
Total GLOBALS, as measured in USD			$ 1.115	100.0%		$ 1.115	100.0%	0.0%

We actively manage our global currency exposure by maintaining our equity in GLOBALs.  As a result, we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company.  At September 30, 2011 approximately half of our equity was denominated in currencies other than U.S. Dollars.  The strengthening of the U.S. dollar relative to other key currencies during this quarter had a negative effect on our market making earnings, which are reported in U.S. dollars.

Interest Rate Risk

Under our senior secured revolving credit facility, we have the ability to choose borrowing tenors from overnight to twelve months, which permits us to minimize the risk of interest rate fluctuations.  We have no borrowings outstanding under this facility as of September 30, 2011.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies.  In a higher interest rate environment, exhibiting a positive yield curve, we typically invest a portion of these funds in U.S. government treasury securities with maturities of up to three months.  Under these circumstances, if interest rates were to increase rapidly and substantially, in increments that were not reflected in the yields on these treasury securities, our net interest income from customer deposits would decrease.  Based upon investments outstanding at September 30, 2011, we had minimal exposure of this nature.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment.  Due to a currently low rate environment, a decrease of the U.S. benchmark interest rates to zero, or roughly 0.08%, would reduce our net interest income by approximately $1.3 million on an annualized basis.

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

We expect this kind of exposure to increase with growth in our overall business.  Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations.  As of September 30, 2011, we had $6.82 billion in margin credit extended to our customers.  The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices.  Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve or the SEC portfolio margining regulations, as appropriate.  As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS  [TO BE UPDATED]

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

The Exchange Agreement also provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from IBG Holdings LLC, which is expected to result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own.  On an annual basis, holders of IBG Holdings LLC member interests will be able to request redemption of such member interests over an eight (8) year period following the IPO; 12.5% annually for seven (7) years and 2.5% in the eighth year.  The primary manner in which redemptions are expected to be funded is from the proceeds from sales of additional shares of Common Stock.  Three hundred sixty (360) million shares of authorized Common Stock were reserved for such future sales.

On an annual basis, each holder of a membership interest may request that the liquefiable portion of that holder’s interest be redeemed by IBG Holdings LLC.  We expect IBG Holdings LLC to use the net proceeds it receives from such sales to redeem an identical number of IBG Holdings LLC membership interests from the requesting holders.

With the consent of IBG Holdings LLC and the Company (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed in June 2011 to redeem certain membership interests from IBG Holdings LLC through the sale of Common Stock and the distribution of the proceeds of such sale to the beneficial owners of such membership interests.

On August 4, 2011, the Company issued 1,983,624 shares of Class A Common stock to IBG Holdings LLC, for sale for the benefit of, certain of its members in exchange for membership interests in IBG LLC equal in number to such number of shares of Common Stock issued by the Company.  As a consequence of this transaction, IBG, Inc.’s interest in IBG LLC increased to approximately 11.5%, with IBG Holdings LLC owning the remaining 88.5%.  The redemptions also resulted in an increase in the IBG Holdings LLC interest held by Thomas Peterffy and his affiliates from approximately 85.8% to approximately 86.3%.  The redemptions were completed during August, 2011.

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

*
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity and (v) Notes to Condensed Consolidated Financial Statements tagged in detail levels 1-4.

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

Date: November 8, 2011