Form 10-K
period 2011-12-31
Interactive Brokers Group, Inc.
filed 2012-02-29
CIK 1381197

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TABLE OF CONTENTS 3

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011

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

         The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $682,056,109 computed by reference to the $15.65 closing sale price of the common stock on the NASDAQ Global Select Market, on June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter.

         As of February 29, 2012, there were 45,576,791 shares of the issuer's Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer's Class B common stock, par value $0.01 per share, outstanding.

         Documents Incorporated by Reference: Portions of Registrant's definitive proxy statement for its 2012 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011

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

 PART I

ITEM 1.    BUSINESS

Overview

        Interactive Brokers Group, Inc. ("IBG, Inc." or the "Company") is an automated global electronic broker and market maker specializing in routing orders and executing and processing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 100 electronic exchanges and trading venues around the world. In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut, Chicago, Illinois and Jersey City, New Jersey. Abroad, we conduct business through offices located in Canada, England, Switzerland, Hong Kong, India, Australia and Japan. At December 31, 2011 we had 874 employees worldwide.

        IBG, Inc. is a holding company and our primary assets are our ownership of approximately 11.5% of the membership interests of IBG LLC, the current holding company for our businesses. We are the sole managing member of IBG LLC. On May 3, 2007, IBG, Inc. priced its initial public offering (the "IPO") of shares of common stock. In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC and began to consolidate IBG LLC's financial results into its financial statements. When we use the terms "we," "us," and "our," we mean IBG LLC and its subsidiaries for periods prior to the IPO, and IBG, Inc. and its subsidiaries (including IBG LLC) for periods from and after the IPO. Unless otherwise indicated, the term "common stock" refers to the Class A common stock of IBG, Inc.

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

        Our activities are divided into two principal business segments: (1) electronic brokerage and (2) market making:

  •
  As a direct market access broker, we serve the customers of both traditional brokers and prime brokers. We provide our customers with an advanced order management, trade execution and portfolio management platform at a very low cost. Our customers can simultaneously access different financial markets worldwide and trade across multiple asset classes (stocks, options, futures, foreign exchange ("forex"), bonds and mutual funds) denominated in 17 different currencies, on one screen, from a single account based in any major currency. Our large bank and broker-dealer customers may "white label" our trading interface (i.e., make our trading interface available to their customers without referencing our name), or can select from among our modular functionalities, such as order routing, trade reporting or clearing on specific products or exchanges where they may not have up-to-date technology, to offer their customers a complete global range of services and products. During the fourth quarter of 2011, we introduced the Interactive Brokers Information System ("IBIS"). IBIS is a comprehensive and customizable market information workspace, which provides subscribers with real-time market data, research, analytics, stock scanners, charts and alerts.

  •
  As a market maker, we provide continuous bid and offer quotations on over 867,000 securities and futures products listed on electronic exchanges around the world. Our quotes are driven by proprietary mathematical models that assimilate market data and reevaluate our outstanding quotes each second. Unlike firms that trade over-the-counter ("OTC") derivative products, our business creates liquidity and transparency on electronic exchanges.

        Our electronic brokerage and market making businesses are complementary. Both benefit from our combined scale and volume, as well as from our proprietary technology. Our brokerage customers benefit from the technology and market structure expertise developed in our market making business. The expense of developing and maintaining our unique technology, clearing, settlement, banking and regulatory structure required by any specific exchange or market center is shared by both of our businesses. This, in turn, enables us to provide lower transaction costs to our customers than our competitors, whether they use our services as a broker, market maker or both. In addition, we believe we gain a competitive advantage by applying the software features we have developed for a specific product or market to newly-introduced products and markets over others who may have less automated facilities in one or both of our businesses or who operate only in a subset of the exchanges and market centers on which we operate. Our trading system contains unique architectural aspects that, together with our massive trading volume in markets worldwide, may impose a significant barrier to entry for firms wishing to compete in our specific businesses and permit us to compete favorably against our competitors.

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

Segment Operating Results

		Year Ended December 31,
		2011	2010	2009
		(in millions)
Electronic Brokerage	Net revenues	$691.5	$547.3	$474.4
	Non-interest expenses	321.2	273.3	244.8

	Income before income taxes	$370.3	$274.0	$229.6

	Pre-tax profit margin	54%	50%	48%
Market Making	Net revenues	$698.5	$379.2	$626.4
	Non-interest expenses	285.3	291.0	297.9

	Income before income taxes	$413.2	$88.2	$328.5

	Pre-tax profit margin	59%	23%	52%
Corporate	Net revenues	$(31.7)	$(4.4)	$(0.5)
	Non-interest expenses	10.7	20.4	19.3

	Income (loss) before income taxes	$(42.4)	$(24.8)	$(19.8)

Total	Net revenues	$1,358.3	$922.1	$1,100.3
	Non-interest expenses	617.2	584.7	562.0

	Income before income taxes	$741.1	$337.4	$538.3

	Pre-tax profit margin	55%	37%	49%

        Financial information concerning our business segments for each of 2011, 2010 and 2009 is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the notes thereto, which are in Part II, Items 7 and 8 of this Annual Report on Form 10-K.

Electronic Brokerage—Interactive Brokers

        Electronic brokerage represented 50% of 2011 net revenues from electronic brokerage and market making combined. We conduct our electronic brokerage business through our Interactive Brokers ("IB") subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on the technology originally developed for our market making business, IB's systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost in multiple products and currencies from a single trading account.

        Since launching this business in 1993, we have grown to approximately 189,000 institutional and individual brokerage customers. We provide our customers with what we believe to be one of the most effective and efficient electronic brokerage platforms in the industry. The following are key highlights of our electronic brokerage business:

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

  •
  IB Universal AccountSM—From a single point of entry in one IB Universal AccountSM our customers are able to trade products denominated in 17 currencies, across multiple classes of tradable, exchange-listed products, including stocks, options, futures, bonds, forex and mutual funds traded on more than 100 exchanges and market centers and in 19 countries around the world seamlessly. We continue to grow our subsidiaries in India and Japan and our representative office in Shanghai, China. In the United Kingdom, we became a carrying broker, supporting customer trading in gold, silver and Contracts for Differences ("CFDs").

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

  •
  IB Risk NavigatorSM—We offer free to all customers our real-time market risk management platform that unifies exposure across multiple asset classes around the globe. The system is capable of identifying overexposure to risk by starting at the portfolio level and drilling down into successively greater detail within multiple report views. Report data is updated every ten seconds or upon changes to portfolio composition. Predefined reports allow the summarization of a portfolio from different risk perspectives, and allow views of Exposure, Value at Risk ("VaR"), Delta, Gamma, Vega and Theta, profit and loss and position quantity measures for the different portfolio views. The system also offers the customer the ability to modify positions through "what-if" scenarios that show hypothetical changes to the risk summary.

  •
  White Labeling—Our large bank and broker-dealer customers may "white label" our trading interface or can select from among our modular functionalities, such as order routing, trade reporting or clearing, on specific products or exchanges where they may not have up-to-date technology, in order to offer to their customers a complete global range of services and products.

  •
  Interactive Brokers Information System—The Interactive Brokers Information System is a comprehensive and customizable market information workspace. Subscribers to this research platform receive real-time market data, research, news services, analytics, stock scanners, charts and alerts.

  •
  Stock Yield Enhancement Program—This program allows our customers to lend their fully-paid stock shares to IB in exchange for cash collateral. In turn, IB lends these stocks in exchange for collateral and earns stock lending fees. Customers receive 50% of the fees collected from lending their stocks. This allows customers holding fully-paid, long stock positions to enhance their returns.

        IB provides its customers with high-speed trade execution at low commission rates, in large part because it utilizes the backbone technology developed for Timber Hill's market making operations. As a result of our advanced electronic brokerage platform, IB attracts sophisticated and active investors. No single customer represents more than 1.2% of our commissions and execution fees.

Market Making—Timber Hill

        Market making represented 50% of 2011 net revenues from electronic brokerage and market making combined. We conduct our market making business through our Timber Hill ("TH") subsidiaries. As one of the largest market makers on many of the world's leading electronic exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over 867,000 tradable, exchange-listed products, including equity derivative products, equity index derivative products, equity securities and futures. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Historically, our profits have been principally a function of transaction volume and price volatility of electronic exchange-traded products rather than the direction of price movements. Other factors, including the ratio of actual to implied volatility and shifts in foreign currency exchange rates, can also have a meaningful impact on our results, as described further in "Business Environment" in Part II, Item 7 of this Annual Report on Form 10-K.

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

        We are a market leader in exchange-traded equity options and equity-index options and futures. Together with our electronic brokerage customers, in 2011 we accounted for approximately 9.9% of exchange-listed equity options traded worldwide and approximately 10.1% of exchange-listed equity options volume traded on those markets in which we actively trade, according to data received from exchanges worldwide. Our ability to make markets in such a large number of exchanges and market centers simultaneously around the world is one of our core strengths and has contributed to the large volumes in our market making business. We engage in market making operations in North and South America, Europe and in the Asia/Pacific regions as described below.

        North and South American Market Making Activities.    Our U.S. market making activities are conducted through Timber Hill LLC ("TH LLC"), a SEC-registered securities broker-dealer that conducts market making in equity derivative products, equity index derivative products and equity securities. Since its inception in 1982, TH LLC has grown to become one of the largest of the listed options market makers in the United States. As of December 31, 2011, TH LLC held specialist, primary market maker or lead market maker designations in options on approximately 1,220 underlying securities listed in the United States. TH LLC is a member of the Boston Options Exchange, BATS exchange, Chicago Board Options Exchange, Chicago Mercantile Exchange, Chicago Board of Trade, International Securities Exchange, NYSE AMEX Options Exchange, NYSE Arca, OneChicago, NASDAQ OMX PHLX and the New York Mercantile Exchange. TH LLC also conducts market making activities in Mexico at the MEXDER and the Mexican Stock Exchange and in Brazil at the São Paulo Stock Exchange and the Brazilian Mercantile and Futures Exchange. We conduct market making activities in Canada through our Canadian subsidiary, Timber Hill Canada Company ("THC") at the Toronto Stock Exchange and Montreal Exchange. In addition, we participate in stock trading at the notable Electronic Communications Networks ("ECNs") in both the U.S. and Canada.

        European, Asian, and Australian Market Making Activities.    Our European, Asian, and Australian market making subsidiaries, primarily Timber Hill Europe AG ("THE"), conduct operations in 20 countries, comprising the major securities markets in these regions.

        We began our market making operations in Europe in 1990. In Germany and Switzerland, we have been among the largest equity options market makers in terms of volume on Eurex, one of the world's largest futures and options exchanges, which is jointly operated by Deutsche Börse AG and SIX Swiss Exchange. We have also been active in trading German stocks and warrants as a member of XETRA, the German electronic stock trading system, and the Frankfurt and Stuttgart stock exchanges; and in Switzerland as a member of the SIX Swiss Exchange. Our other European operations are conducted on the London Stock Exchange; the Weiner Börse AG; the Copenhagen Stock Exchange; the Helsinki Stock Exchange; the NYSE Euronext exchanges in Amsterdam, Paris, Brussels and London; NASDAQ OMX Nordic in Sweden, Finland and Denmark; the Swedish Stock Exchange; the MEFF and Bolsa de Valores Madrid in Spain; the IDEM and Borsa Valori de Milano in Milan; and the ÖTOB in Vienna.

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

Technology

        Our proprietary technology is the key to our success. We built our business on the belief that a fully computerized market making system that could integrate pricing and risk exposure information quickly and continuously would enable us to make markets profitably in many different financial instruments simultaneously. We believe that integrating our system with electronic exchanges and market centers results in transparency, liquidity and efficiencies of scale. Together with the IB SmartRoutingSM system and our low commissions, this reduces overall transaction costs to our customers and, in turn, increases our transaction volume and profits. Over the past 34 years, we have developed an integrated trading system and communications network and have positioned our company as an efficient conduit for the global flow of risk capital across asset and product classes on electronic exchanges around the world, permitting us to have one of the lowest cost structures in the industry. We believe that developing, maintaining and continuing to enhance our proprietary technology provides us and our customers with the competitive advantage of being able to adapt quickly to the changing environment of our industry and to take advantage of opportunities presented by new exchanges, products or regulatory changes before our competitors.

        The quotes that we provide as market makers are driven by proprietary mathematical models that assimilate market data and re-evaluate our outstanding quotes each second. Because our technology infrastructure enables us to process large volumes of pricing and risk exposure information rapidly, we are able to make markets profitably in securities with relatively low spreads between bid and offer prices. As market makers, we must ensure that our interfaces connect effectively and efficiently with each exchange and market center where we make markets and that they are in complete conformity with all the applicable rules of each local venue. Utilizing up-to-date computer and telecommunications systems, we transmit continually updated pricing information directly to exchange computer devices and receive trade and quote information for immediate processing by our systems. As a result, we are able to maintain more effective control over our exposure to price and volatility movements on a real-time basis than many of our competitors. This is important, not only because our system must process, clear and settle several hundred thousand market maker trades per day with a minimal number of errors, but also because the system monitors and manages the risk on the entire portfolio, which generally consists of more than fifteen million open contracts distributed among more than 200,000 different products. Using our system, which we believe affords an optimal interplay of decentralized trading activity and centralized risk management, we quote markets in over 867,000 securities and futures products traded around the world.

        In our electronic brokerage business, our proprietary technology infrastructure enables us to provide our customers with the ability to execute trades at among the lowest commission costs in the industry. Additionally, our customers benefit from real-time systems optimization for our market making business. Customer trades are both automatically captured and reported in real time in our system. Our customers trade on more than 100 exchanges and market centers in 19 countries around the world. All of these exchanges are partially or fully electronic, meaning that a customer can buy or sell a product traded on that exchange via an electronic link from his or her computer terminal through our system to the exchange. We offer our products and services through a global communications network that is designed to provide secure, reliable and timely access to the most current market information. We provide our customers with a variety of means to connect to our brokerage systems, including dedicated point-to-point data lines, virtual private networks and the Internet.

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

        Our internally-developed, fully integrated trading and risk management systems are unique and transact across all product classes on more than 100 markets and in 20 currencies around the world. These systems have the flexibility to assimilate new exchanges and new product classes without compromising transaction speed or fault tolerance. Fault tolerance, or the ability to maintain system performance despite exchange malfunctions or hardware failures, is crucial to successful market making and ensuring best executions for brokerage customers. Our systems are designed to detect exchange malfunctions and quickly take corrective actions by re-routing pending orders.

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

        We actively manage our global currency exposure on a continuous basis by maintaining our equity in a basket of currencies we call the GLOBAL. On October 3, 2011 we announced that the composition of the GLOBAL had been expanded from six to 16 currencies to better reflect the expanding breadth of our businesses around the world. We define the GLOBAL as consisting of fractions of a U.S. dollar, Euro, Japanese yen, British pound, Canadian dollar, Australian dollar, Swiss franc, Hong Kong dollar, Swedish krona, Mexican peso, Danish krone, Norwegian krone, South Korean won, Brazilian real, Indian rupee and Singapore dollar. The Company currently transacts business and is required to manage balances in each of these 16 currencies. The currencies comprising the GLOBAL and their relative proportions can change over time. Additional information regarding our currency hedging strategy is set forth in "Quantitative and Qualitative Disclosures About Market Risk" in Part II, Item 7A of this Annual Report on Form 10-K.

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

        We trade primarily the options on stocks (and individual stocks) where the underlying equity market capitalization is greater than $500 million. Throughout the trading day we produce online, real-time profit and loss, risk evaluation, activity and other management reports. Our software assembles from external sources a balance sheet and income statements for our accounting department to reconcile the trading system results.

        The adaptability of our portfolio risk management system and trading methods have allowed us to expand (1) the number of financial instruments traded and (2) across markets.

Operational Controls

        We have automated the full cycle of controls surrounding the market making and brokerage business. Key automated controls include the following:

  •
  Our technical operations section continuously monitors our network and the proper functioning of each of our nodes (exchanges, internet service providers ("ISPs"), leased customer lines and our own data centers) around the world.

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

  •
  Our market making system continuously evaluates over 867,000 securities and futures products in which we provide bid and offer quotes and changes its bids and offers in such a way as to maintain an overall hedge and a low-risk profile. The speed of communicating with exchanges and market centers is maximized through continuous software and network engineering innovation, thereby allowing the firm to achieve real-time controls over market exposure.

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

Transaction Processing

        Our transaction processing is automated over the full life cycle of a trade. Our market making software generates and disseminates to exchanges and market centers continuous bid and offer quotes on over 867,000 tradable, exchange listed products. Our fully automated smart router system searches for the best possible combination of prices available at the time a customer order is placed and immediately seeks to execute that order electronically or send it where the order has the highest possibility of execution at the best price.

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

        In addition, we are fully or partially self-cleared in Canada, Great Britain, Switzerland, France, Germany, Belgium, Austria, the Netherlands, Norway, Sweden, Denmark, Finland, Hong Kong, India and Japan.

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

        We currently service approximately 189,000 cleared customer accounts. Our customers reside in approximately 145 countries around the world.

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

        Our customers fall into three groups based on services provided: cleared customers, trade execution customers and wholesale customers. By offering portfolio margining, we have been able to persuade more of our trade execution hedge fund customers to utilize our cleared business solution, which benefits the hedge funds in terms of cost savings. Many prime brokers once offered increased leverage over Regulation T credit limitations and NYSE margin requirements through offshore entities and joint back office arrangements. Following the market turmoil of late 2008 and the resulting tightening of credit, we observed competition in this area diminish. Through portfolio margining, IB is able to offer similar leverage with lower margin requirements that reflect the reduced risk of a hedged portfolio.

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

        As of December 31, 2011, we had 874 employees, all of whom were employed on a full-time basis. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Competition

Electronic brokerage

        The market for electronic brokerage services is rapidly evolving and highly competitive. IB believes that it fits neither within the definition of a traditional broker nor that of a prime broker. IB's primary competitors include offerings targeted to professional traders by large retail online brokers (such as TD Ameritrade's thinkorswim, E*TRADE Pro business, and The Charles Schwab Corporation's StreetSmart Pro and optionsXpress businesses) and the prime brokerage and electronic brokerage arms of major investment banks and brokers (such as Goldman Sachs' REDIPlus business and Morgan Stanley's Passport business). We also encounter competition to a lesser extent from full commission brokerage firms including Bank of America Merrill Lynch and Morgan Stanley Smith Barney, as well as other financial institutions, most of which provide online brokerage services. The electronic brokerage businesses of many of our competitors are relatively insignificant in the totality of their firms' business. IB provides access to a global range of products from a single IB Universal AccountSM and professional level executions and pricing, which positions it in competition with niche direct-access providers and prime brokers. In 2011, Barron's awarded IB a 4.5 star rating for its low cost. IB has received 4 or more stars in this category for seven straight years. In addition to offering low commissions and financing rates, IB provides sophisticated order types and analytical tools that give a competitive edge to its customers.

Market making

        Historically, competition has come from registered market making firms which range from sole proprietors with very limited resources to large, integrated broker-dealers. Today, Timber Hill's major competitors continue to be large broker-dealers, such as Goldman Sachs, Morgan Stanley, UBS, Citigroup, Bank of America Merrill Lynch, and niche players such as Citadel, Susquehanna, Wolverine Trading, Group One Trading, Peak6 and Getco. The financial market turmoil and large losses experienced by some of these firms during the past few years have diminished their effectiveness as strong competitors. Some of our competitors in market making are larger than we are and have more captive order flow, although this is less true with respect to our narrow focus on options, futures and ETFs listed on electronic exchanges.

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

Regulation

        Our securities and derivatives businesses are extensively regulated by U.S. federal and state regulators, foreign regulatory agencies, numerous exchanges and self-regulatory organizations ("SROs") of which our subsidiaries are members. In the current era of heightened regulation of financial institutions, we expect to incur increasing compliance costs, along with the industry as a whole.

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

        At December 31, 2011, aggregate excess regulatory capital for all of the operating companies was $2.62 billion.

        TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the CFTC's minimum financial requirements (Regulation 1.17), and THE is subject to the Swiss National Bank eligible equity requirement. Additionally, THSHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, THA is subject to the Australian Stock Exchange liquid capital requirement, THC and IBC are subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, IBUK is subject to the U.K. Financial Services Authority financial resources requirement, IBI is subject to the National Stock Exchange of India net capital requirements and IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements. The following table summarizes capital, capital requirements and excess regulatory capital (millions):

	Net Capital/ Eligible Equity	Requirement	Excess
IB LLC	$1,246	$162	$1,084
TH LLC	826	36	790
THE	603	236	367
Other regulated operating companies	398	16	382

	$3,073	$450	$2,623

        At December 31, 2011, all of the operating companies were in compliance with their respective regulatory capital requirements.

        For additional information regarding our net capital requirements see note 18 to the consolidated financial statements in Part II , Item 8 of the Annual Report on Form 10-K.

Protection of Customer Assets

        To conduct customer activities, IB LLC is obligated under rules mandated by its primary regulators, the SEC and the CFTC, to segregate cash or qualified securities belonging to customers. In accordance with the Securities Exchange Act of 1934, IB LLC is required to maintain separate bank accounts for the exclusive benefit of customers. In accordance with the Commodity Exchange Act, IB LLC is required to segregate all monies, securities and property received from commodities customers in specially designated accounts.

        To further enhance the protection of our customers' assets, this year IB LLC sought and received approval from FINRA to perform and report the reserve computation on a daily basis, instead of once per week. IB LLC initiated daily computations in December 2011, along with daily adjustments of the money set aside in safekeeping for our customers.

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

Patriot Act and Increased Anti-Money Laundering ("AML") and "Know Your Customer" Obligations

        Registered broker-dealers traditionally have been subject to a variety of rules that require that they "know their customers" and monitor their customers' transactions for suspicious financial activities. With the passage of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "Patriot Act"), broker-dealers are now subject to even more stringent requirements. Likewise, the SEC, CFTC, foreign regulators, and the various exchanges and SROs, of which IB companies are members, have passed numerous AML and customer due diligence rules. Significant criminal and civil penalties can be imposed for violations of the Patriot Act, and significant fines and regulatory penalties for violations of other governmental and SRO AML rules.

        As required by the Patriot Act and other rules, we have established comprehensive anti-money laundering and customer identification procedures, designated an AML compliance officer, trained our employees and conducted independent audits of our program. Our anti-money laundering screening is conducted using a mix of automated and manual reviews and has been structured to comply with regulations. We collect required information through our new account opening process and then screen accounts with databases for the purposes of identity verification and for review of negative information and appearance on the Office of Foreign Assets and Control, Specially Designated Nationals and Blocked Persons lists. Additionally, we have developed methods for risk control and continue to add upon specialized processes, queries and automated reports designed to identify money laundering, fraud and other suspicious activities.

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

        In Canada, both THC and IBC are subject to the Investment Industry Regulatory Organization of Canada ("IROC") risk adjusted capital requirement. In Switzerland, THE is subject to the Swiss National Bank eligible equity requirement. In Australia, THA is subject to the Australian Stock Exchange liquid capital requirement. In the United Kingdom, IBUK is subject to the U.K Financial Services Authority financial resources requirement.

        In India, IBI is subject to the National Stock Exchange and Bombay Stock Exchange capital requirements. In Japan, IBSJ is subject to the Financial Supervisory Agency, the Osaka Securities Exchange and the Tokyo Stock Exchange capital requirements.

Executive Officers and Directors of Interactive Brokers Group

        The following table sets forth the names, ages and positions of our current directors and executive officers.

Name	Age	Position
Thomas Peterffy	67	Chairman of the Board of Directors, Chief Executive Officer and President
Earl H. Nemser	64	Vice Chairman and Director
Paul J. Brody	51	Chief Financial Officer, Treasurer, Secretary and Director
Thomas A. Frank	56	Executive Vice President and Chief Information Officer
Milan Galik	45	Senior Vice President, Software Development and Director
Lawrence E. Harris	55	Director
Hans R. Stoll	72	Director
Ivers W. Riley	79	Director
Robert Trudeau	43	Director

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

        Paul J. Brody.    Mr. Brody joined us in 1987 and has served as Chief Financial Officer since December 2003. Mr. Brody serves as a director and/or officer for various subsidiaries of IBG LLC. Mr. Brody also serves as a director and member Vice Chairman of The Options Clearing Corporation, of which Timber Hill LLC and Interactive Brokers LLC are members, and as a director of Quadriserv Inc., an electronic securities lending platform provider. Mr. Brody received a Bachelor of Arts degree in economics from Cornell University in 1982.

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

        Robert W. Trudeau.    Mr. Trudeau has been a director since September 2009. He has been a General Partner of Technology Crossover Ventures ("TCV") since 2005. He is the head of TCV's Financial Technology Sector. Prior to joining TCV, he served as a Principal of General Atlantic Partners from 2003 to 2005, Managing Director of iFormation Group from 2000 to 2002 and Manager at The Boston Consulting Group from 1995 to 2000. He earned his M.B.A. from The University of Western Ontario in 1995 and his B.A.H. degree from Queens University in 1991. He currently serves on the Boards of I-Pipeline, FxAll and Trading Screen.

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

        Thomas Peterffy, our founder, Chairman and Chief Executive Officer, and his affiliates beneficially own approximately 86.3% of the economic interests and all of the voting interests in IBG Holdings LLC, which owns all of our Class B common stock, representing approximately 88.5% of the combined voting power of all classes of our voting stock. As a result, Mr. Peterffy has the ability to elect all of the members of our board of directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, material expansions or contractions of our business, entry into new lines of business, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on our common stock. In addition, Mr. Peterffy is able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could discourage potential takeover attempts that other stockholders may favor and could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and this may adversely affect the market price of our common stock.

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

        We are a holding company and our primary assets are our approximately 11.5% equity interest in IBG LLC and our controlling interest and related rights as the sole managing member of IBG LLC and, as such, we operate and control all of the business and affairs of IBG LLC and are able to consolidate IBG LLC's financial results into our financial statements. We have no independent means of generating revenues. IBG LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, its taxable income is allocated on a pro rata basis to IBG Holdings LLC and us. Accordingly, we incur income taxes on our proportionate share of the net taxable income of IBG LLC, and also incur expenses related to our operations. We intend to cause IBG LLC to distribute cash to its members in amounts at least equal to that necessary to cover their tax liabilities, if any, with respect to the earnings of IBG LLC. To the extent we need funds to pay such taxes, or for any other purpose, and IBG LLC is unable to provide such funds, it could have a material adverse effect on our business, financial condition or results of operations.

We are required to pay IBG Holdings LLC for the benefit relating to additional tax depreciation or amortization deductions we claim as a result of the tax basis step-up our subsidiaries received in connection with our IPO and certain subsequent redemptions of IBG Holdings LLC membership interests.

        In connection with our IPO, we purchased interests in IBG LLC from IBG Holdings LLC for cash. In August, 2011, in connection with a redemption of IBG Holdings LLC membership interests, we acquired additional interests in IBG LLC by issuing shares of Class A common stock in exchange for an equivalent number of shares of member interests in IBG LLC (the "2011 Redemption"). In addition, IBG LLC membership interests held by IBG Holdings LLC may be sold in the future to us and financed by our issuances of shares of our common stock. The initial purchase and the 2011 Redemption did, and the subsequent purchases may, result in increases in the tax basis of the tangible and intangible assets of IBG LLC and its subsidiaries that otherwise would not have been available. Such increase will be approximately equal to the amount by which our stock price at the time of the purchase exceeds the income tax basis of the assets of IBG LLC underlying the IBG LLC interests acquired by us. These increases in tax basis will result in increased deductions in computing our taxable income and resulting tax savings for us generally over the 15 year period which commenced with the initial purchase. We have agreed to pay 85% of these tax savings, if any, to IBG Holdings LLC as they are realized as additional consideration for the IBG LLC interests that we acquire.

        As a result of the IPO and the 2011 Redemption, the increase in the tax basis attributable to our interest in IBG LLC is $0.96 billion. The tax savings that we would actually realize as a result of this increase in tax basis likely would be significantly less than this amount multiplied by our effective tax rate due to a number of factors, including the allocation of a portion of the increase in tax basis to foreign or non-depreciable fixed assets, the impact of the increase in the tax basis on our ability to use foreign tax credits and the rules relating to the amortization of intangible assets, for example. Based on current facts and assumptions, including that subsequent purchases of IBG LLC interests will occur in fully taxable transactions, the potential tax basis increase resulting from the initial and future purchases of the IBG LLC interests held by IBG Holdings LLC could be as much as $2.08 billion. The tax receivable agreement requires 85% of such tax savings, if any, to be paid to IBG Holdings LLC, with the balance to be retained by us. The actual increase in tax basis depends, among other factors, upon the price of shares of our common stock at the time of the purchase and the extent to which such purchases are taxable and, as a result, could differ materially from this amount. Our ability to achieve benefits from any such increase, and the amount of the payments to be made under the tax receivable agreement, depends upon a number of factors, as discussed above, including the timing and amount of our future income.

        The tax basis of $2.08 billion assumes that (a) all remaining IBG LLC membership interests held by IBG Holdings LLC are purchased by the Company and (b) such purchases in the future are made at prices that reflect the closing share price at December 31, 2011. In order to have a $2.08 billion tax basis, the offering price per share of Class A common stock in such future public offering will need to exceed the then current cost basis per share of Class A common stock by approximately $3.19.

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

        As of December 31, 2011, our total indebtedness (consisting of the aggregate amounts outstanding under senior notes, senior secured revolving credit facility and short-term borrowings) was approximately $107.9 million. On May 18, 2010, IBG LLC entered into a new $100 million two-year senior secured revolving credit facility with a syndicate of banks, which replaced an expiring $100 million one-year senior secured revolving credit facility. At maturity, subject to meeting certain terms of the facility, IBG LLC will have an option to convert the facility to a one-year term loan. IBG LLC is the sole borrower under this credit facility, which is required to be guaranteed by IBG LLC's domestic non-regulated subsidiaries (currently there are no such entities). In addition, subject to restrictions in our senior secured revolving credit facility and our senior notes, we may incur additional first-priority secured borrowings under the senior secured revolving credit facility.

        Based on a review of its available liquidity resources, which resulted in a determination of a strong liquidity position, in January 2012, the Company decided to discontinue the Senior Notes Program. It is the Company's intention that no new Senior Notes will be issued and all Senior Notes outstanding as of December 31, 2011 will be redeemed by June 2012.

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

        The members of IBG Holdings LLC have the right to cause the redemption of their IBG Holdings LLC membership interests over time in connection with offerings of shares of our common stock. We intend to sell additional shares of common stock in public offerings in the future, which may include offerings of our common stock to finance future purchases of IBG LLC membership interests which, in turn, will finance corresponding redemptions of IBG Holdings LLC membership interests. These offerings and related transactions were anticipated to occur on or about each of the first eight years following the IPO. Given the absence of any public offering subsequent to our IPO in 2007 through 2010 (and the relatively minor amount associated with the 2011 Redemption) and depending on the timing of redemptions, this offering schedule will be extended into the future in accordance with an exchange agreement among us, IBG LLC, IBG Holdings LLC and the historical members of IBG LLC. The size and occurrence of these offerings may be affected by market conditions. We may also issue additional shares of common stock or convertible debt securities to finance future acquisitions or business combinations. We currently have approximately 45.6 million outstanding shares of common stock. Assuming no anti dilution adjustments based on combinations or divisions of our common stock, the offerings referred to above could result in the issuance by us of up to an additional approximately 352.7 million shares of common stock. It is possible, however, that such shares could be issued in one or a few large transactions.

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

        As a holding company for our interest in IBG LLC, we will be dependent upon the ability of IBG LLC to generate earnings and cash flows and distribute them to us so that we may pay any dividends to our stockholders. To the extent (if any) that we have excess cash, any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial conditions, cash requirement, contractual restrictions and other factors that our board of directors may deem relevant. In December 2010, a special cash dividend was paid to holders of our common stock. During the second quarter of 2011, the Company declared and paid a cash dividend of $0.10 per share and has continued this quarterly dividend policy through the current fiscal year end and into the first quarter of 2012. Although not required, we currently intend to pay quarterly dividends of $0.10 per share to our common stockholders for the foreseeable future.

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

        During 2011, approximately 31% of our net revenues were generated by our operating companies outside the United States. We are exposed to risks and uncertainties inherent in doing business in international markets, particularly in the heavily regulated brokerage industry. Such risks and uncertainties include political, economic and financial instability; unexpected changes in regulatory requirements, tariffs and other trade barriers; exchange rate fluctuations; applicable currency controls; and difficulties in staffing, including reliance on newly hired local experts, and managing foreign operations. These risks could cause a material adverse effect on our business, financial condition or results of operations.

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

        The following table sets forth certain information with respect to our leased facilities:

Location	Space (sq. feet)	Expiration	Principal Usage
Greenwich, CT	70,027	2014	Headquarters and data center
Greenwich, CT	37,404	2019	Office space
Jersey City, NJ	5,869	2018	Office space
Chicago, IL	61,492	2017	Office space and data center
Washington, D.C.	745	2013	Office space
Montreal, Canada	4,566	2014	Office space
London, United Kingdom	2,283	2015	Office space
Zug, Switzerland	27,115	2015	Office space and data center
Sydney, Australia	2,649	2014	Office space
Hong Kong	7,846	2012	Office space and data center
Budapest, Hungary	4,297	2013	Office space
St. Petersburg, Russia	2,563	2012	Office space
Tallinn, Estonia	3,638	2016	Office space
Mumbai, India	7,365	2015	Office space
Tokyo, Japan	2,161	2012	Office space
Shanghai, China	2,177	2014	Office space
Sao Paulo, Brazil	151	2012	Office space

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

Trading Technologies Matter

        On February 3, 2010, Trading Technologies International, Inc. ("Trading Technologies") filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against Interactive Brokers Group, Inc., IBG LLC, IBG Holdings LLC, and Interactive Brokers LLC. Thereafter, Trading Technologies dismissed Interactive Brokers Group, Inc. and IBG Holdings LLC from the case, leaving only IBG LLC and Interactive Brokers LLC as defendants ("Defendants"). The operative complaint, as amended, alleges that the Defendants have infringed and continue to infringe twelve U.S. patents held by Trading Technologies. Trading Technologies is seeking, among other things, unspecified damages and injunctive relief. The case is in the early stages and discovery has yet to begin. While it is too early to predict the outcome of the matter, we believe we have meritorious defenses to the allegations made in the complaint and intend to defend ourselves vigorously against them. However, litigation is inherently uncertain and there can be no guarantee that the Company will prevail or that the litigation can be settled on favorable terms.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

        The following table shows the high and low sale prices for the periods indicated for the Company's common stock, as reported by NASDAQ.

	Sales Price
	High	Low
2010
First Quarter	$17.75	$15.80
Second Quarter	$17.63	$16.15
Third Quarter	$18.09	$15.97
Fourth Quarter(1)	$19.24	$16.85
2011
First Quarter	$18.20	$15.40
Second Quarter	$17.64	$15.17
Third Quarter	$16.00	$13.08
Fourth Quarter	$15.38	$13.39
2012
YTD February 23, 2012	$16.06	$15.00

(1)
In December 2010, the Company paid a special cash dividend of $1.79 per share to its common shareholders.

        The closing price of our common stock on February 23, 2012, as reported by NASDAQ, was $16.06 per share.

Holders

        On February 23, 2012, there were four holders of record, which does not reflect those shares held beneficially or those shares held in "street" name. Accordingly, the number of beneficial owners of our common stock exceeds this number.

Dividends and Other Restrictions

        In December 2010, the Company effected a series of dividend payments, including a dividend of $1.79 per share, which was paid to the Company's common shareholders. During the second quarter of 2011, the Company declared and paid a cash dividend of $0.10 per share and has continued this quarterly dividend policy through the current fiscal year end and into the first quarter of 2012. We currently intend to pay quarterly dividends of $0.10 per share to our common stockholders for the foreseeable future.

        Restrictions contained in our loan agreements limit our ability to pay dividends on our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Part II Item 7 of this Annual Report on Form 10-K.

Stockholder Return Performance Graph

        The following graph compares cumulative total stockholder return on our common stock, the S&P 500 Index and the NASDAQ Financial-100 Index from May 4, 2007 to December 31, 2011. The comparison assumes $100 was invested on May 4, 2007 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes.

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

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information about shares of common stock available for future awards under all of the Company's equity compensation plans as of December 31, 2011. The Company has not made grants of common stock outside of its equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)(2)
Equity compensation plans approved by security holders	N/A	N/A	7,540,363
Equity compensation plans not approved by security holders	N/A	N/A

Total	—	—	7,540,363

(1)
Amount represents shares available for future issuance of grants under the Company's 2007 Stock Incentive Plan ("SIP"). The amount excludes forfeitures and shares purchased from employees to satisfy their tax withholding obligations for vested shares, which are held as treasury stock. On June 15, 2011, the Company filed a Registration Statement on Form S-8 (File No. 333-174913) to register an additional 10,800,000 to be distributed under the SIP. This increased the total number of shares available to be distributed under this plan to 20,000,000 shares, from 9,200,000 shares. There are no shares available for future issuance of grants under the 2007 ROI Unit Stock Plan; all shares under this plan have been granted.

(2)
Includes 1,210,792 of SIP shares, awarded to our employees on January 6, 2012, as a one-time discretionary grant. This additional grant is subject to the same terms and conditions as other employee SIP grants, with vesting starting in May 2012.

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables set forth selected historical consolidated financial and other data of IBG, Inc. It is presented for the years ended, and as of, December 31, 2007, 2008, 2009, 2010 and 2011.

        On May 3, 2007, IBG, Inc. priced its initial public offering of shares of Common Stock. In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC, became the sole managing member for IBG LLC and began to consolidate IBG LLC's financial results into its financial statements. The consolidated statement of income data for the periods presented reflect the consolidated operating results of IBG LLC and its subsidiaries prior to May 4, 2007 and reflect the consolidated operating results of IBG, Inc. and its subsidiaries from May 4, 2007 through December 31, 2007. This represents 100% of the earnings prior to our IPO and actual earnings attributable to IBG, Inc. following the IPO. The consolidated statements of financial condition data as of December 31, 2007, 2008, 2009, 2010 and 2011 reflect the audited condensed consolidated statements of financial condition of IBG, Inc. and its subsidiaries.

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

Operations," and the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in millions, except share and per share data)
Consolidated Statement of Comprehensive Income Data:
Revenues:
Trading gains	$665.2	$368.6	$633.9	$1,304.0	$888.1
Commissions and execution fees	456.2	386.8	353.0	359.5	261.1
Interest income	280.2	172.5	121.6	437.2	782.2
Other income	43.0	60.4	61.3	81.7	92.2

Total revenues	1,444.6	988.3	1,169.8	2,182.4	2,023.6
Interest expense	86.3	66.2	69.5	332.0	555.2

Total net revenues	1,358.3	922.1	1,100.3	1,850.4	1,468.4

Non-interest expenses:
Execution and clearing	281.3	272.6	273.2	322.7	335.7
Employee compensation and benefits	216.3	203.6	182.0	164.9	135.6
Occupancy, depreciation and amortization	37.1	37.3	40.4	37.7	26.5
Communications	23.6	23.5	22.8	18.7	14.9
General and administrative	58.9	47.7	43.6	63.3	40.7

Total non-interest expenses	617.2	584.7	562.0	607.3	553.4

Income before income taxes	741.1	337.4	538.3	1,243.1	915.0
Income tax expense	53.9	60.3	54.1	128.0	62.4

Net Income	687.2	277.1	484.2	1,115.1	852.6
Less Income attributable to non-controlling interests(1)	625.3	286.7	448.4	1,022.5	553.2

Net income (loss)	$61.9	$(9.6)	$35.8	$92.6	$299.4

Net income (loss) available for common stockholders(2)	$61.9	$(9.6)	$35.8	$92.6	$47.1

Earnings per share(3)
Basic	$1.41	$(0.23)	$0.87	$2.29	$1.17

Diluted	$1.39	$(0.22)	$0.86	$2.23	$1.14

Weighted average common shares outstanding
Basic	43,924,554	41,870,926	40,973,290	40,434,273	41,153,606
Diluted	44,364,902	42,498,705	41,799,489	41,461,018	41,327,844
Comprehensive income:(4)
Net income (loss)	$61.9	$(9.6)	$35.8	$92.6	$47.1
Other comprehensive income (loss):
Cumulative translation adjustment, before income taxes	(4.5)	16.3	11.1	(0.3)	6.5
Income taxes related to items of other comprehensive income	(1.8)	6.0	4.1	(0.1)	2.4

Other comprehensive income (loss), net of tax	(2.7)	10.3	7.0	(0.2)	4.1

Comprehensive income available for common stockholders	$59.2	$0.7	$42.8	$92.4	$51.2

Comprehensive income attributable to non-controlling interests:
Net income attributable to non-controlling interests	$625.3	$286.7	$448.4	$1,022.5	$553.2
Other comprehensive income (loss)—cumulative translation adjustment	(27.8)	132.2	93.7	(1.4)	56.5

Comprehensive income attributable to non-controlling interests	$597.5	$418.9	$542.1	$1,021.1	$609.7

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

(2)
The year ended December 31, 2007 represents Net income available for common stockholders for the period May 4, 2007 through December 31, 2007. We were not a public company prior to May 4, 2007. The table below reconciles the full year of income before taxes to net income available for common stockholders:

Year ended December 31, 2007
(in millions)
Income before income taxes	$915.0
Income tax expense	62.4

Net income (loss)	852.6
Net income allocable to members of IBG LLC (for the period January 1, 2007 through May 3, 2007)	(252.3)
Non-controlling interest subsequent to May 3, 2007	553.2

Net income available for common stockholders (for the period May 4, 2007 through December 31, 2007)	$47.1

(3)
In December 2010, we effected a series of dividend payments, culminating in a cash dividend of $1.79 per share, which was paid to holders of IBKR common stock. Funding for this dividend originated with our Swiss company and was made from earnings that were not previously taxed in the U.S. As a result, this triggered a U.S. federal income tax liability for the Company, which was reported as income tax expense in the consolidated statement of comprehensive income. The Company also paid a dividend equivalent to employees holding unvested shares in our Stock Incentive Plan which was recorded as compensation expense. In summary, these transactions reduced diluted EPS by approximately $0.71 for the year ended December 31, 2010.

Year ended December 31, 2010
Diluted earnings per share as reported	($0.22)
Effect of special dividend on earnings per share	0.71

Adjusted diluted earnings per share	$0.49

  This Non-GAAP measure is discussed further detail in "Non-GAAP Financial Measures" and for a full GAAP to Non-GAAP reconciliation see "GAAP to Non-GAAP Reconciliation and Footnotes" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

  In 2011 earnings per share were impacted by a tax benefit that the Company recognized during preparation of the 2010 income tax returns. In connection with the special dividend paid by our Swiss operating company in December 2010, we were able to capture additional foreign tax credits, which resulted in an estimated $0.12 increase in diluted earnings per share.

(4)
Reported results on a comprehensive basis reflect the Company's early adoption of Accounting Standards Update 2011-05, Comprehensive Income ("ASU 2011-05") issued in June 2011. This standard requires the presentation of a Statement of Comprehensive Income, replacing the former Statement of Income. Comprehensive income consists of two components: net income and other comprehensive income ("OCI"). OCI is comprised of revenues, expenses, gains and losses that are reported in the comprehensive income section of the Statement of Comprehensive Income, but are excluded from reported net income. IBG, Inc.'s OCI is comprised of foreign currency translation adjustments. Previously, OCI was reported as a component of changes in Total Equity in the Statement of Financial Condition.

	December 31,
	2011	2010	2009	2008	2007
	(in millions)
Cash, cash equivalents and short-term investments(1)	$12,140.8	$9,578.6	$7,948.5	$6,651.4	$5,789.3
Total assets(2)(3)	30,404.4	28,500.0	26,606.7	28,357.5	34,542.7
Total liabilities(3)	25,718.3	24,311.5	21,758.4	23,972.1	30,985.1
Non-controlling interests(4)(5)	4,114.8	3,702.9	4,275.4	3,873.0	3,150.4
Stockholders' equity(5)	571.2	485.6	573.0	512.3	407.3

(1)
Cash, cash equivalents and short-term investments represent cash and cash equivalents, cash and securities segregated under federal and other regulations, short-term investments and securities purchased under agreements to resell.

(2)
At December 31, 2011, approximately $29.97 billion, or 98.6%, of total assets were considered to be liquid and consisted primarily of cash, marketable securities and collateralized receivables.

(3)
As a result of our acquisition from IBG Holdings LLC of IBG LLC membership interests, we received not only an interest in IBG LLC but also, for federal income tax purposes, a step-up to the federal income tax basis of the assets of IBG LLC underlying such additional interest. This increased tax basis is expected to result in tax benefits as a result of increased amortization deductions. We will retain 15% of the tax benefits actually realized. As set forth in the tax receivable agreement we entered into with IBG Holdings LLC, we will pay the remaining 85% of the realized tax benefits relating to any applicable tax year to IBG Holdings LLC. The deferred tax asset was $297.9 million, $313.6 million, $333.3 million, $351.6 million and $369.7 million and the corresponding payable to IBG Holdings LLC was $271.6 million, $284.9 million, $299.0 million, $313.8 million and $323.7 million at December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

(4)
Adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, now a sub-topic within ASC 810, Consolidation, as of January 1, 2009 required the Company to report non-controlling interests in subsidiaries (formerly reported as "minority interests") as a separate component of equity in the current period and had the retrospective effect of increasing reported equity in the consolidated statement of financial position by $3,894.2 and $3,165.4 million as of December 31, 2008 and 2007, respectively. Accordingly, the above condensed consolidated statements of financial condition are presented as if ASC 810 had been applicable historically.

(5)
In December of 2010, the Company paid a special cash dividend of $1.79 per share to holders of the Company's common stock. The payment of the dividend resulted in a decrease in the Company's non-controlling interests and stockholders' equity balances from the prior year.

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

Business Overview

        We are an automated global electronic market maker and broker specializing in routing orders and executing and processing trades in securities, futures and foreign exchange instruments on more than 100 electronic exchanges and trading venues around the world. Since our inception in 1977, we have focused on developing proprietary software to automate broker-dealer functions. The advent of electronic exchanges in the last 21 years has provided us with the opportunity to integrate our software with an increasing number of exchanges and trading venues into one automatically functioning, computerized platform that requires minimal human intervention.

        In connection with our IPO priced on May 3, 2007, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC's financial results into its financial statements.

Overview of Recapitalization Transactions and Our Organizational Structure

        Prior to the IPO, we had historically conducted our business through a limited liability company structure. Our primary assets are our ownership of approximately 11.5% of the membership interests of IBG LLC, the current holding company for our businesses, and our controlling interest and related contractual rights as the sole managing member of IBG LLC. The remaining approximately 88.5% of IBG LLC membership interests are held by IBG Holdings LLC, a holding company that is owned by our founder, Chairman and Chief Executive Officer, Thomas Peterffy, and his affiliates, management and other employees of IBG LLC, and certain other members. The IBG LLC membership interests held by IBG Holdings LLC will be subject to purchase by us over time in connection with offerings by us of shares of our common stock.

        Purchases of IBG LLC membership interests, held by IBG Holdings LLC, by the Company are governed by the Exchange Agreement by and among the Company, IBG Holdings LLC, IBG LLC and the members of IBG LLC, dated as of May 3, 2007 (the "Exchange Agreement"), a copy of the fully executed agreement was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed with the SEC on November 9, 2009. Under the Exchange Agreement, IBG Holdings LLC may request redemption of its membership interests in IBG LLC and the Company is required to use its commercially reasonable efforts to consummate a public offering of a number of shares of Class A common stock ("Common Stock") approximately equal to the aggregate number of the IBG Holdings LLC membership interests for which redemption has been requested. Upon consummation of such public offering, the Company is required to purchase from IBG Holdings LLC that number of IBG LLC membership interests equal to the aggregate number of the IBG Holdings LLC membership interests subject to redemption, at a purchase price per membership interest equal to the offering price in such public offering. However, under the Exchange Agreement, the Company is not obligated to effect any purchase of the IBG LLC membership interests held by IBG Holdings LLC unless and until the Company has consummated a public offering of a number of shares of Common Stock approximately equal to the aggregate number of the IBG Holdings LLC membership interests subject to redemption. Subsequent to the IPO, no public offerings have been consummated.

        As an alternative, at the option of and upon mutual agreement of the Company, IBG Holdings LLC and IBG LLC, instead of, or in addition to, consummating one or more public offerings, redemptions of IBG Holdings LLC membership interests may be effected by using cash on hand at IBG LLC and corresponding redemptions by IBG LLC of its membership interests held by IBG Holdings LLC. This alternative funding method would not impose any obligations on the Company. In 2008, 2009 and 2010 some of the IBG Holdings LLC membership interests were redeemed using cash from IBG LLC.

        In June 2011, with the consent of IBG Holdings LLC and the Company (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed to redeem certain membership interests from IBG Holdings LLC through the sale of Common Stock and to distribute the proceeds of such sale to the beneficial owners of such membership interests. On August 4, 2011, the Company filed a "shelf" Registration Statement on Form S-3 with the SEC for the issuance of additional shares in connection with IBG Holdings LLC requesting redemption of a portion of its member interests in IBG LLC. On August 4, 2011, a Prospectus Supplement (File Number 333-176053) was filed by the Company with the SEC to issue 1,983,624 shares of Common Stock in exchange for an equivalent number of shares of member interests in IBG LLC. The Company expects that future redemptions will be funded through the issuance of Common Stock.

        As part of a redeployment of the Company's capital to its shareholders, the Company effected a series of dividend payments, including a dividend of $1.79 per share, which was paid to the Company's common shareholders in December 2010. During the second quarter of 2011, the Company declared and paid a cash dividend of $0.10 per share and has continued this quarterly dividend policy through the current fiscal year end and into the first quarter of 2012. We expect to pay a quarterly dividend of $0.10 per share to our common stockholders for the foreseeable future.

Business Segments

        The Company reports its results in two business segments, electronic brokerage and market making. These segments are analyzed separately as we derive our revenues from these two principal business activities as well as allocate resources and assess performance.

  •
  Electronic Brokerage.  We conduct our electronic brokerage business through our IB subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on the technology originally developed for our market making business, IB's systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account. We offer our customers access to all classes of tradable, primarily exchange-listed products, including stocks, bonds, options, futures, forex and mutual funds traded on more than 100 exchanges and market centers and in 19 countries around the world seamlessly.

  •
  Market Making.  We conduct our market making business through our TH subsidiaries. As one of the largest market makers on many of the world's leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over 867,000 tradable, exchange-listed products. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time. Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, thus minimizing the risk of our portfolio at all times. This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios.

Business Environment

        The global financial markets were impacted by several events throughout 2011 which drove exchange-traded options volumes and volatility levels higher, contributing to market conditions that enhanced our results in both the electronic brokerage and market making segments. The first part of the year was relatively subdued until the earthquake and tsunami in Japan caused a brief spike in trading and volatility levels. Then, in August, a series of economic news items shook the markets and caused volatility levels to remain elevated for several weeks. These developments included the U.S. government credit rating downgrade by Standard & Poor's, ongoing concerns over European government debt and the threat of credit rating downgrades across the euro zone.

        In addition to higher volatility and trading volumes, bid/offer spreads in exchange-listed options also widened meaningfully from the historically low levels of the prior year when high frequency trading activity peaked. The improvement in these conditions benefited our market making trading gains and also increased commission revenues in the brokerage segment, as our customers took advantage of periods of higher volatility. Our reputation for being one of the lowest cost brokers that provides high quality executions and state-of-the-art trading technology continued to spread, mostly by word-of-mouth. Our customer accounts grew by 20% in 2011.

        MF Global's collapse during the fourth quarter raised new concerns amongst investors over the safety and security of their assets. We took this opportunity to review our procedures for protecting customer assets and our automated risk controls that are designed to minimize the risk of large customer losses. To further enhance protection of our customers' assets, IB LLC sought and received approval from FINRA to perform the securities reserve computation on a daily basis instead of once per week, as prescribed by the rules. IB LLC initiated daily computations in December 2011, along with daily adjustments of the money set aside in safekeeping for our customers.

        Following is a summary of the key profit drivers that affect our business and how they compared to the prior year:

        Global trading volumes.    According to data received from exchanges worldwide, volumes in exchange-listed equity-based options increased by approximately 18.9% globally and 17.0% in the U.S. for the year ended December 31, 2011, as compared to 2010. During 2011 we accounted for approximately 9.9% of the exchange-listed equity-based options (including options on ETFs and stock index products) volume traded worldwide and approximately 13.4% of exchange-listed equity-based options volume traded in the U.S. This compares to approximately 10.1% of the exchange-listed equity-based options volume traded worldwide and approximately 13.1% of the exchange-listed equity-based options volume traded in the U.S. in 2010. It is important to note that this metric is not directly correlated with our profits.

        See the tables on pages 58 - 59 of this Annual Report on Form 10-K for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

        Bid/Offer Spreads.    After reaching a historic low in the third quarter of 2010, bid/offer spreads on U.S. exchange-traded options have been gradually widening over the past several quarters. As reported by the NASDAQ OMX PHLX market, bid/offer spreads in 2011 were approximately 33% wider than in 2010. We believe this increase can be attributed to elevated levels of volatility throughout the year as well as the heightened scrutiny over high frequency trading firms that began after the May 2010 "flash crash." Regulators and exchanges began enacting new rules last year that eliminated some of the advantages high frequency traders ("HFT's") had over registered market makers. The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law last summer, are also expected to impose strict regulations on the hedge fund industry.

        Volatility.    Our market making profits are generally correlated with market volatility since we typically maintain an overall long volatility position, which protects us against a severe market dislocation in either direction. Based on the Chicago Board Options Exchange Volatility Index

("VIX"), the average volatility level was 24 during 2011. While this was only 7% higher than it was during 2010, the VIX spent 75 days above 30 in 2011 versus only 23 days above this level in 2010.

        The ratio of actual to implied volatility is also meaningful to our results. Because the cost of hedging our positions is based on implied volatility, while our trading profits are, in part, based on actual market volatility, a higher ratio is generally favorable and a lower ratio generally has a negative effect on our trading gains. This ratio averaged approximately 85% during 2011, about 13% higher than it was in 2010.

        Currency fluctuations.    As a global market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in proportion to a defined basket of currencies we call the "GLOBAL". Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL to the U.S. dollar affects our earnings. At the end of the third quarter, we increased the number of currencies in this basket from six to 16 to further diversify our risk and to better align our hedging strategy with the currencies that we use in our business. The value of the GLOBAL, as measured in U.S. dollars, at December 31, 2011 declined 0.6% compared to its value at December 31, 2010. This had a relatively small negative impact on our comprehensive earnings.

Financial Overview

        Diluted earnings per share were $1.39 for year ended December 31, 2011. The calculation of diluted earnings per share is detailed in Note 4, "Initial Public Offering and Recapitalization," to the audited consolidated financial statements, in Part II, Item 8 of this Annual Report on Form 10-K. Diluted earnings per share were $(0.22) for the year ended December 31, 2010. Results for 2010 reflect a negative $0.71 per share impact from additional taxes triggered by the approximately $1 billion special cash dividend paid in December 2010. The Company considers the special dividend to be non-operating in nature.

        On a comprehensive basis, which includes the effect of changes in the U.S. dollar value of the Company's non-U.S. subsidiaries, diluted earnings per share were $1.33 for the year ended December 31, 2011 compared to diluted earnings per share of $0.02 for the same period in 2010. On a non-GAAP basis, 2010 diluted earnings per share, adjusted for the special dividend and for currency translation effects, were $0.73, as reported in 2010. Reported results on a comprehensive basis reflect the GAAP convention adopted in 2011 that requires the reporting of currency translation results contained in Other Comprehensive Income as part of reportable earnings. Previously, currency translation results were reported as a component of changes in Total Equity in the Statement of Financial Condition.

        For a reconciliation of our U.S. GAAP to non-GAAP results for 2010 see the 'GAAP to Non-GAAP Reconciliation and Footnotes' section on page 73 of this Annual Report on Form 10-K.

        In December 2010, the Company paid a special cash dividend of $1.79 per share to holders of the Company's common stock, which had a negative impact on our earnings per share of approximately $0.71 for the year ended December 31, 2010. The dividend of $1.79 per share was part of a series of dividends that had no effect on our reported income before tax on a consolidated basis. However, the U.S. federal income tax liability triggered by the dividends is reported as income tax expense in the consolidated statement of comprehensive income. The above dividend resulted from the following transaction. On December 21, 2010, Timber Hill Europe AG ("THE AG") paid its sole shareholder, IBG LLC, a dividend of $990.3 million. THE AG's pretax earnings had not previously been subject to taxation in the United States. U.S. federal income taxes on the Company's share of this dividend were $40.8 million. Please refer to the section below entitled "Non-GAAP Financial Measures" for a discussion of the impact of the dividend on our reported results for 2010.

        For the year ended December 31, 2011, our net revenues were $1,358.3 million and income before income taxes was $741.1 million, compared to net revenues of $922.1 million and income before income taxes of $337.4 million for 2010. Compared to 2010, trading gains increased 80% in 2011, commissions and execution fees increased by 18% and net interest income increased 82%. Our pre-tax margin for the year ended December 31, 2011 was 55%, compared to 37% for 2010.

        During the year ended December 31, 2011, income before income taxes in our electronic brokerage segment grew 35% compared to 2010. Customer accounts grew 20% from the prior year and customer equity increased 14% during 2011. Commissions and execution fees increased by 18% and net interest income grew by 71% from the prior year. Pre-tax margin increased from 50% to 54% in the same time periods. Total Daily Average Revenue Trades ("DARTs") for cleared and execution-only customers increased 17% to 444,000 during the year ended December 31, 2011, compared to 379,000 during the year ended December 31, 2010.

        During the year ended December 31, 2011, income before income taxes in our market making segment increased 368%, compared with 2010. Trading gains were aided by an increase in currency translation gains, which contributed 54% of the rise over the prior year. Pre-tax margin increased to 59% in 2011 compared to 23% in 2010.

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

Comprehensive Income

        Reported results on a comprehensive basis reflect the Company's early adoption of Accounting Standards Update 2011-05, Comprehensive Income ("ASU 2011-05") issued in June 2011, which requires the presentation of a Statement of Comprehensive Income, replacing the former Statement of Income. The Statement of Comprehensive Income reports currency translation results that are a component of Other Comprehensive Income ("OCI") directly in this statement. Previously, OCI was reported as a component of changes in Total Equity in the Statement of Financial Condition. In periods prior to the adoption of ASU 2011-05, we reported non-GAAP measures for the purpose of incorporating all currency translation gains and losses in the Statement of Income. This reporting method is now required under GAAP guidance.

        The following two tables present net revenues and income before income taxes for each of our business segments for the periods indicated.

        Net revenues of each of our business segments and our total net revenues are summarized below:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Electronic brokerage	$691.5	$547.3	$474.4
Market making	698.5	379.2	626.4
Corporate(1)	(31.7)	(4.4)	(0.5)

Total	$1,358.3	$922.1	$1,100.3

(1)
Corporate includes corporate related activities as well as inter-segment eliminations.

        Income before income taxes of each of our business segments and our total income before income taxes are summarized below:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Electronic brokerage	$370.3	$274.0	$229.6
Market making	413.2	88.2	328.5
Corporate(1)	(42.4)	(24.8)	(19.8)

Total	$741.1	$337.4	$538.3

(1)
Corporate includes corporate related activities as well as inter-segment eliminations.

Revenue

  Trading Gains

        Trading gains are generated in the normal course of market making. Trading revenues are, in general, proportional to the trading activity in the markets. Our revenue base is highly diversified and comprised of millions of relatively small individual trades of various financial products traded on electronic exchanges, primarily in stocks, options and futures. Trading gains accounted for approximately 46%, 37% and 54% of our total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Trading gains include a portion of translation gains and losses stemming from the basket of foreign currencies we call the GLOBAL, which we employ to carry out our currency hedging strategy. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled "Quantitative and Qualitative Disclosures about Market Risk."

        Trading gains also include revenues from net dividends. Market making activities require us to hold a substantial inventory of equity securities. We derive significant revenues in the form of dividend income from these equity securities. This dividend income is largely offset by dividend expense incurred when we make significant payments in lieu of dividends on short positions in securities in our portfolio. Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record. When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase the stock after the dividend date. Hence, the apparent gains and losses due to these price changes must be taken together with the dividends paid and received, respectively, to accurately reflect the results of our market making operations.

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

        Our trading gains are geographically diversified. In 2011, 2010 and 2009, we generated 40%, 17% and 41% respectively, of our trading gains from operations conducted internationally.

  Commissions and Execution Fees

        We earn commissions and execution fees from our cleared customers for whom we act as executing and clearing brokers and from our non-cleared customers for whom we act as an executing broker only. We have a commission structure that allows customers to choose between an all-inclusive "bundled" rate or an "unbundled" rate that has lower commissions for high volume customers. For "unbundled" commissions, we charge regulatory and exchange fees, at our cost, separately from our commissions, adding transparency to our fee structure. Commissions and execution fees accounted for 32%, 39% and 30% of our total revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

        Our commissions and execution fees are geographically diversified. In 2011, 2010 and 2009 we generated 30%, 27% and 26%, respectively, of commissions and execution fees from operations conducted internationally.

  Interest Income and Interest Expense

        We earn interest on customer funds segregated in safekeeping accounts; on customer borrowings on margin, secured by marketable securities these customers hold with us; from our investment in government treasury securities; from borrowing securities in the general course of our market making and brokerage activities, and on bank balances. Interest income accounted for 19%, 17% and 10% of total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Interest income is partially offset by interest expense.

        We pay interest on cash balances customers hold with us; for cash received from lending securities in the general course of our market making and brokerage activities; and on our borrowings. During 2011 we reduced the interest rate offered on our senior notes which resulted in a reduction in our senior notes outstanding by $93 million and a reduction in interest expense on our senior notes of $7.2 million compared with the prior year. Interest expense was 6%, 7% and 6% of total revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

        We have automated and integrated our securities lending system with our trading system. As a result, we have been able to tailor our securities lending activity to produce more optimal results when taken together with trading gains (see description under "Trading Gains" above). Our net interest income accounted for approximately 14%, 12% and 5% of our total net revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

  Other Income

        Other income consists primarily of payment for order flow income, market data fee income and mark-to-market gains or losses on non-market making securities (primarily strategic investments). Our other income accounted for approximately 3%, 6%, and 5% of our total revenues for each of the years ended December 31, 2011, 2010 and 2009, respectively.

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

  Income Tax Expense

        We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage of IBG LLC owned by IBG, Inc. Our subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Non-controlling Interest

        We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and consolidate IBG LLC's financial results into our financial statements. We hold approximately 11.5% ownership interest in IBG LLC. IBG Holdings LLC is owned by the original members of IBG LLC and holds approximately 88.5% ownership interest in IBG LLC. We reflect IBG Holdings LLC's ownership as a non-controlling interest in our consolidated statement of financial condition, consolidated statement of comprehensive income, consolidated statement of changes in equity and consolidated statement of cash flows. Our share of IBG LLC's net income, excluding IBG Holdings LLC's non-controlling interest, is approximately 11.5% and similarly, outstanding shares of our common stock represent approximately 11.5% of the outstanding membership interests of IBG LLC.

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

Non-GAAP Financial Measures

        Non-GAAP measures are used to isolate items that the Company's management views as non-operating in nature, which is intended to give a clearer presentation of operating results. Given its material impact on our reported financial results, the following non-GAAP measure is presented for 2010:

        In December 2010, we effected a series of dividend payments, culminating in a cash dividend of $1.79 per share, which was paid to holders of IBKR common stock. In total, IBG LLC paid out about $1 billion. Funding for this dividend originated with our Swiss company, which paid a dividend to IBG LLC, its parent company. IBG LLC, in turn, paid a dividend to its members, including Interactive Brokers Group, Inc., the public company. On a consolidated reporting basis, these dividends had no effect on the Company's reported income. However, the original dividend from the Swiss company was made from earnings that were not previously taxed in the U.S. As a result, this triggered a U.S. federal income tax liability for the Company, which is reported as income tax expense in the consolidated statement of comprehensive income. This income tax liability was funded by reserving a portion of the dividend that the Company received. The remaining after-tax amount was paid to the Company's common stockholders. The result was cash-flow neutral for the public company.

        At December 31, 2011, approximately $563 million of accumulated earnings that have not been previously subject to income tax in the U.S. were held in the Company's non-U.S. subsidiaries. Additional dividends originating from these subsidiaries up to this amount (as adjusted over time) would be subject to U.S. income tax, as described above. Dividends paid from the remaining equity capital would not be subject to additional income tax.

        The Company also decided to pay a dividend equivalent to employees holding unvested shares in our Stock Incentive Plan. This amounted to approximately $10 million and was recorded as compensation expense.

        In summary, this item reduced diluted EPS by approximately $0.71 for the 2010 year.

        The Company believes that it is appropriate to adjust this non-operating item in the consolidated statement of comprehensive income in order to achieve a proper representation of the Company's financial performance. For a reconciliation of our U.S. GAAP to non-GAAP results for 2010 see the 'GAAP to Non-GAAP Reconciliation and Footnotes' section on page 73 of this Annual Report on Form 10-K.

Results of Operations

        The tables in the period comparisons below provide summaries of our consolidated results of operations. The period-to-period comparisons below of financial results are not necessarily indicative of future results.

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Revenues:
Trading gains	$665.2	$368.6	$633.9
Commissions and execution fees	456.2	386.8	353.0
Interest income	280.2	172.5	121.6
Other income	43.0	60.4	61.3

Total revenues	1,444.6	988.3	1,169.8
Interest expense	86.3	66.2	69.5

Total net revenues	1,358.3	922.1	1,100.3

Non-interest expenses:
Execution and clearing	281.3	272.6	273.2
Employee compensation and benefits	216.3	203.6	182.0
Occupancy, depreciation and amortization	37.1	37.3	40.4
Communications	23.6	23.5	22.8
General and administrative	58.9	47.7	43.6

Total non-interest expenses	617.2	584.7	562.0

Income before income taxes	741.1	337.4	538.3
Income tax expense	53.9	60.3	54.1

Net Income	687.2	277.1	484.2
Less net income attributable to non-controlling interests	625.3	286.7	448.4

Net income (loss) available for common stockholders	$61.9	$(9.6)	$35.8

Earnings per share
Basic	$1.41	$(0.23)	$0.87

Diluted	$1.39	$(0.22)	$0.86

Weighted average common shares outstanding
Basic	43,924,554	41,870,926	40,973,290
Diluted	44,364,902	42,498,705	41,799,489
Comprehensive income:
Net income (loss)	$61.9	$(9.6)	$35.8
Other comprehensive income (loss):
Cumulative translation adjustment, before income taxes	(4.5)	16.3	11.1
Income taxes related to items of other comprehensive income	(1.8)	6.0	4.1

Other comprehensive income (loss), net of tax	(2.7)	10.3	7.0

Comprehensive income available for common stockholders	$59.2	$0.7	$42.8

Comprehensive income attributable to non-controlling interests:
Net income attributable to non-controlling interests	$625.3	$286.7	$448.4
Other comprehensive income (loss)—cumulative translation adjustment	(27.8)	132.2	93.7

Comprehensive income attributable to non-controlling interests	$597.5	$418.9	$542.1

        The following table sets forth our consolidated results of operations as a percent of our total revenues for the indicated periods:

	Year Ended December 31,
	2011	2010	2009
Revenues:
Trading gains	46.0%	37.3%	54.2%
Commissions and execution fees	31.6%	39.1%	30.2%
Interest income	19.4%	17.5%	10.4%
Other income	3.0%	6.1%	5.2%

Total revenues	100.0%	100.0%	100.0%
Interest expense	6.0%	6.7%	5.9%

Total net revenues	94.0%	93.3%	94.1%

Non-interest expenses:
Execution and clearing	19.5%	27.6%	23.4%
Employee compensation and benefits	15.0%	20.6%	15.6%
Occupancy, depreciation and amortization	2.6%	3.8%	3.5%
Communications	1.6%	2.4%	1.9%
General and administrative	4.1%	4.8%	3.7%

Total non-interest expenses	42.7%	59.2%	48.0%

Income before income taxes	51.3%	34.1%	46.0%
Income tax expense	3.7%	6.1%	4.6%
Net Income	47.6%	28.0%	41.4%
Less net income attributable to non-controlling interests	43.3%	29.0%	38.3%

Net income (loss) available for common stockholders	4.3%	(1.0)%	3.1%

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Revenues

        Total net revenues for the year ended December 31, 2011 increased $436.2 million or 47%, to $1,358.3 million from $922.1 million during the year ended December 31, 2010. Trading volume is an important driver of revenues and costs for both our market making and electronic brokerage segments. During 2011, options and futures contracts executed by our operating companies increased by 16% and 11%, respectively, while stock shares volume decreased 8%. Brokerage options and futures contract volumes increased 18% and 13%, respectively; market making options and futures contract volumes increased 16% and 1%, respectively; while brokerage stock share volume increased 1% and market making stock share volume decreased 38%. In brokerage, although stock volume for the year was stable, we observed decreases primarily in low-priced stocks after we raised risk margin requirements, to better protect against sudden price moves, on companies with small market capitalization. In market making, decreases in stock volume resulted from targeted paring back of activity at certain exchanges to improve profitability and avoid high fees. Increased customer cash and margin balances contributed to an increase of $69.8 million in net interest income in our brokerage segment. In our market making segment, wider bid/offer spreads in options, an increase in the ratio of actual to implied volatility and a reversal in currency translation losses contributed to an increase of $320.0 million in trading gains.

        Trading Gains.    Overall trading gains for the year ended December 31, 2011, increased $296.6 million, or 80%, to $665.2 million from $368.6 million for the year ended December 31, 2010. As market makers, we provide liquidity by buying from sellers and selling to buyers. During the year ended December 31, 2011, our market making operations executed 63.6 million trades, a decrease of

15% as compared to the number of trades executed in the year ended December 31, 2010. Options contracts increased 16%, futures contracts increased 1% while stock shares decreased by 38% for the year ended December 31, 2011 as compared to 2010. Bid/offer spreads on U.S. exchange-traded options, as reported by the NASDAQ OMX PHLX market, on average, were approximately 33% wider during the year ended December 31, 2011 than during the year ended December 31, 2010.

        The increase in trading gains was driven by a swing in currency translation gains, which contributed 58% of the rise, reflecting an $11.2 million gain in 2011 as compared to a $160.9 million loss in 2010. As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in a basket of currencies we call the GLOBAL. A large portion of the currency translation effects result from the holding of our equity in GLOBALs. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled "Quantitative and Qualitative Disclosures about Market Risk."

        Included in trading gains are net dividends. Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record. When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase stock after the ex-dividend date. Hence, the apparent gains and losses due to these price changes, reflecting the value of dividends paid to shareholders, must be taken together with the dividends paid and received, respectively, to accurately reflect the results of our market making operations.

        Commissions and Execution Fees.    Commissions and execution fees for the year ended December 31, 2011 increased $69.4 million, or 18%, to $456.2 million, as compared to the year ended December 31, 2010. The increase was driven by higher overall trade volume from our customers. Volume in options and futures contracts and stock shares increased by 18%, 13%, and 1%, respectively, for the year ended December 31, 2011 from the prior year. Total DARTs for cleared and execution-only customers for the year ended December 31, 2011 increased 17% to approximately 444,000, as compared to approximately 379,000 during the year ended December 31, 2010. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 19% to approximately 409,000, for the year ended December 31, 2011, as compared to approximately 343,000 for the year ended December 31, 2010. The number of customer accounts grew by 20% to approximately 189,000 at December 31, 2011, as compared to approximately 158,000 at December 31, 2010. Average commission per DART for cleared customers, for the year ended December 31, 2011, decreased by less than 1% to $4.26, as compared to $4.28 for the year ended December 31, 2010.

        Interest Income and Interest Expense.    Net interest income (interest income less interest expense) for the year ended December 31, 2011 increased $87.6 million, or 82%, to $193.9 million, as compared to the year ended December 31, 2010. Net interest income was derived primarily from the electronic brokerage segment during the year ended December 31, 2011. Net interest earned by electronic brokerage increased $69.8 million, or 71%, to $168.3 million, as compared to the year ended December 31, 2010. Average customer cash balances increased by 40%, to $17.35 billion, and average customer fully secured margin borrowings increased 66%, to $8.14 billion, for the year ended December 31, 2011, as compared to $12.41 billion and $4.91 billion, respectively, for the year ended December 31, 2010. Net fees earned by electronic brokerage from borrowing and lending securities increased $30.3 million, or 131%, for the year ended December 31, 2011 as compared to same period last year.

        The average Fed Funds effective rate decreased 8 basis points to 0.10% for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

        For market making, net interest income increased $12.3 million from the prior year to $19.8 million. As a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio. When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income. When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income. Net interest income increased $10.6 million as loan balances with IBG LLC were reduced and the rates paid on those loans were lower than in the prior year. In addition, net interest income from operating cash accounts increased $6.2 million. These increases were offset by a $6.1 million decrease in net interest earned from securities borrowed and loaned. Average securities borrowed decreased by 31%, to $3.34 billion and average securities loaned increased by 13%, to $1.63 billion, for the year ended December 31, 2011. Net interest earned from securities borrowed and loaned is also affected by the level of demand for securities positions held by our market making companies.

        Other Income.    Other income, for the year ended December 31, 2011, decreased $17.4 million, or 29%, to $43.0 million, as compared to the year ended December 31, 2010. The primary revenue components of other income are market data fees collected from customers, order flow fees paid by U.S. options exchanges and minimum activity fees from inactive customers. The decrease in other income was driven by a $39.0 million loss from our equity investment in MF Global, which, following its bankruptcy filing, we revalued at zero during the fourth quarter of 2011. This loss was partially offset by a $22.8 million increase in translation gains from our brokerage and corporate companies compared to the prior year. Of our translation gains, $4.1 million was attributable to an increase in the value of a $38.7 million tax credit receivable denominated in Swiss francs and $18.0 million was a result of increases in gains from foreign currency forward positions compared the prior year. Our losses were further offset by a $7.2 million increase in market data and minimum activity fees compared to the prior year.

Non-Interest Expenses

        Non-interest expenses, for the year ended December 31, 2011, increased by $32.5 million, or 6%, to $617.2 million from $584.7 million, during the year ended December 31, 2010. The increase was primarily due to higher execution and clearing expenses, employee compensation and benefits expenses and general and administrative expenses. As a percentage of total net revenues, non-interest expenses decreased to 45% for the year ended December 31, 2011 from 63% during the year ended December 31, 2010.

        Execution and Clearing.    Execution and clearing expenses, for the year ended December 31, 2011, increased $8.7 million, or 3%, to $281.3 million, as compared to the year ended December 31, 2010, as a result of higher trading volume in futures and options product classes. In addition, regulatory fees increased $5.8 million for the year ended December 31, 2011 as compared to 2010, in part due to an increase in the SEC securities transaction fee rate from $16.90 per million to $19.20 per million in January of 2011. This was partially offset by an increase in executions at venues that pay participants to provide liquidity. As a market maker under the make-or-take pricing model, we are paid for providing liquidity instead of being charged payment-for-order flow fees.

        Employee Compensation and Benefits.    Employee compensation and benefits expenses, for the year ended December 31, 2011, increased by $12.7 million, or 6%, to $216.3 million, as compared to the year ended December 31, 2010. This increase reflects the 3% growth in the average number of employees to 858 for the year ended December 31, 2011, as compared to 836 for the prior year. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. The continued recognition of costs associated with of our stock incentive plan also increased employee compensation and benefits expense. As a percentage of total net revenues, employee compensation and benefits expenses were 16% and 22%, for the years ended December 31, 2011 and 2010, respectively.

        Occupancy, Depreciation and Amortization.    Occupancy, depreciation and amortization expenses decreased $0.2 million, or 1%, to $37.1 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. As a percentage of total net revenues, occupancy, depreciation and amortization expense fell to 3% in the year ended December 31, 2011 from 4% in the year ended December 31, 2010.

        Communications.    Communications expenses increased $0.1 million, or less than 1%, to $23.6 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was driven by additional telecommunications bandwidth required to support increased trading volume at electronic exchanges and an expansion in the number of markets in which IBG LLC operates offset by savings from market price quotation services and telephone communication charges. As a percentage of total net revenues, communications expenses were 2% and 3% for the years ended December 31, 2011 and 2010, respectively.

        General and Administrative.    General and administrative expenses, for the year ended December 31, 2011, increased $11.2 million, or 23% to $58.9 million, as compared to the year ended December 31, 2010. The increase in general and administrative expenses was due to higher advertising expenditures, bad debt reserves and an increase in trading permit fees.

Income Tax Expense

        Income tax expense for the year ended December 31, 2011 decreased $6.4 million or 11% compared to income tax expense for the year ended December 31, 2010, while income before taxes increased by $403.7 million or 120% during the same period. The decrease in income tax expense is primarily due to the special dividend paid in December 2010, discussed in detail on page 57 of this Annual Report on Form 10-K.

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

Non-Interest Expenses

        Non-interest expenses, for the year ended December 31, 2010, increased by $22.7 million, or 4%, to $584.7 million from $562.0 million, during the year ended December 31, 2009. The increase was primarily due to higher employee compensation and benefits costs as well as higher general and administrative expenses. As a percentage of total net revenues, non-interest expenses increased to 63% for the year ended December 31, 2010 from 51% during the same period in 2009.

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

        Employee Compensation and Benefits.    Employee compensation and benefits expenses, for the year ended December 31, 2010, increased by $21.6 million, or 12%, to $203.6 million, as compared to the year ended December 31, 2009. This increase reflects the 8% growth in the average number of employees to 836 for the year ended December 31, 2010, as compared to 777 for the same period in 2009. It also includes a $9.5 million dividend equivalent payment to employees holding unvested shares of IBKR stock in the Company's Stock Incentive Plan, which the Company elected to make in connection to the special dividend paid in December 2010. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. The continued recognition of costs associated with our stock incentive plan also increased employee compensation and benefits expense. As a percentage of total net revenues and including the special dividend equivalent payment, employee compensation and benefits expenses were 22% and 17%, for the years ended December 31, 2010 and 2009, respectively.

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

Income Tax Expense

        Income tax expense for the year ended December 31, 2010 increased $6.2 million or 11% compared to income tax expense for the year ended December 31, 2009, while income before taxes decreased by $200.9 million or 37% during the same period. The increase in income tax expense is primarily due to the special dividend paid in December 2010. In December 2010, the Company effected a series of dividend payments, including a dividend of $1.79 per share, which was paid to holders of the Company's common stock. On a consolidated reporting basis, the dividends had no effect on the Company's reported income before taxes. However, the U.S. federal income tax liability triggered by the dividends is reported as income tax expense in the consolidated statement of income. On December 21, 2010, THE paid its sole shareholder, IBG LLC, a dividend of $990.3 million. THE AG's pretax earnings had not previously been subject to taxation in the United States. U.S. federal income taxes on the Company's share of this dividend were $40.8 million.

Supplemental Information

        The following tables present historical trading volumes for our business. However, volumes are not the only drivers in our business.

TRADE VOLUMES:
(in 000's, except %)

Period	Market Making Trades	% Change	Brokerage Cleared Trades	% Change	Brokerage Non Cleared Trades	% Change	Total Trades	% Change	Avg. Trades per U.S. Trading Day
2007	99,086		72,931		16,638		188,655		752
2008	101,672	3%	120,195	65%	16,966	2%	238,833	27%	944
2009	93,550	(8)%	127,338	6%	13,636	(20)%	234,524	(2)%	934
2010	75,169	(20)%	133,658	5%	18,732	37%	227,559	(3)%	905
2011	63,602	(15)%	160,567	20%	19,187	2%	243,356	7%	968

CONTRACT AND SHARE VOLUMES:
(in 000's, except %)

TOTAL

Period	Options (contracts)	% Change	Futures (contracts)	% Change	Stocks (shares)	% Change
2007	673,144		83,134		47,324,798
2008	757,732	13%	108,984	31%	55,845,428	18%
2009	643,380	(15)%	82,345	(24)%	75,449,891	35%
2010	678,856	6%	96,193	17%	84,469,874	12%
2011	789,370	16%	106,640	11%	77,730,974	(8)%

MARKET MAKING

Period	Options (contracts)	% Change	Futures (contracts)	% Change	Stocks (shares)	% Change
2007	447,905		14,520		24,558,314
2008	514,629	15%	21,544	48%	26,008,433	6%
2009	428,810	(17)%	15,122	(30)%	26,205,229	1%
2010	435,184	1%	15,371	2%	19,165,000	(27)%
2011	503,053	16%	15,519	1%	11,788,769	(38)%

BROKERAGE TOTAL

Period	Options (contracts)	% Change	Futures (contracts)	% Change	Stocks (shares)	% Change
2007	225,239		68,614		22,766,484
2008	243,103	8%	87,440	27%	29,836,995	31%
2009	214,570	(12)%	67,223	(23)%	49,244,662	65%
2010	243,672	14%	80,822	20%	65,304,874	33%
2011	286,317	18%	91,121	13%	65,942,205	1%

Notes:

1.
Futures contract volume includes options on futures

2.
In Brazil, an equity option contract typically represents one share of the underlying stock; however, the typical minimum trading quantity is 100 contracts. To make a fair comparison to volume at other exchanges, we have adopted a policy of reporting Brazilian equity options contracts divided by their trading quantity of 100.

CONTRACT AND SHARE VOLUMES—Continued:
(in 000's, except %)

BROKERAGE CLEARED

Period	Options (contracts)	% Change	Futures (contracts)	% Change	Stocks (shares)	% Change
2007	51,586		66,278		20,353,584
2008	77,207	50%	85,599	29%	26,334,752	29%
2009	93,868	22%	66,241	(23)%	46,627,344	77%
2010	103,054	10%	79,144	19%	62,077,741	33%
2011	145,993	42%	89,610	13%	63,098,072	2%

Notes:

1.
Futures contract volume includes options on futures

BROKERAGE STATISTICS:
 (in 000's, except % and where noted)

	4Q2011	4Q2010	% Change
Total Accounts	189	158	20%
Customer Equity (in billions)*	$25.1	$22.1	14%
Cleared DARTs	412	337	22%
Total Customer DARTs	447	373	20%
Cleared Customers (in $'s, except DART per account)
Commission per DART	$4.07	$4.35	(6)%
DART per Avg. Account (Annualized)	556	550	1%
Net Revenue per Avg. Account (Annualized)	$3,435	$3,569	(4)%

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

Electronic Brokerage

        The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Revenues:
Commissions and execution fees	$456.2	$386.8	$353.0
Interest income	209.6	119.1	66.5
Other income	67.0	62.0	66.0

Total revenues	732.8	567.9	485.5
Interest expense	41.3	20.6	11.1

Total net revenues	691.5	547.3	474.4

Non-interest expenses:
Execution and clearing	150.6	127.5	108.6
Employee compensation and benefits	65.8	57.6	52.6
Occupancy, depreciation and amortization	12.2	13.6	17.3
Communications	11.4	10.7	10.2
General and administrative	81.2	63.9	56.1

Total non-interest expenses	321.2	273.3	244.8

Income before income taxes	$370.3	$274.0	$229.6

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

        Electronic brokerage total net revenues for the year ended December 31, 2011 increased $144.2 million, or 26%, to $691.5 million, from $547.3 million during the year ended December 31, 2010, primarily due to an increase in net interest income and higher commission and execution fees. Net interest income increased $69.8 million, or 71%, for the year ended December 31, 2011 as compared to 2010. The increase in net interest income was attributable to an increase of $4.94 billion in average customer cash balances and an increase of $3.23 billion in average fully secured margin borrowings as well as a $30.3 million increase in net fees earned from securities borrowed and loaned transactions. Net interest income increased despite a decrease in the average Fed Funds effective rate of approximately 8 basis points to 0.10% for the year ended December 31, 2011 as compared to 0.18% for the year ended December 31, 2010. Commission and execution fees increased $69.4 million, or 18%, for the year ended December 31, 2011 as compared to 2010. The increase in commission and execution fees is directly attributable to increased customer trading volume. Volume in options and futures contracts and stock shares increased 18%, 13%, and 1% for the year ended December 31, 2011 from 2010. Stock volume declines in low priced stocks, which occurred after we raised risk margin requirements to better protect against sudden price moves on companies with small market capitalization, were more than offset by increased volume in other stocks. Total DARTs from cleared and execution-only customers for the year ended December 31, 2011 increased 17% to approximately 444,000, as compared to approximately 379,000 during the year ended December 31, 2010. DARTs from cleared customers for the year ended December 31, 2011 increased 19% to approximately 409,000, as compared to approximately 343,000 during the year ended December 31, 2010. Total customer equity grew by 14% to $25.1 billion at December 31, 2011, from $22.1 billion at December 31, 2010. The number of customer accounts grew 20% from December 31, 2010 to approximately 189,000 at December 31, 2011.

        Electronic brokerage non-interest expenses for the year ended December 31, 2011 increased $47.9 million, or 18%, as compared to the year ended December 31, 2010. Within non-interest expenses, execution and clearing expenses increased by $23.1 million, driven by higher futures fees which resulted from a 13% increase in futures trading volume. Employee compensation and benefits expenses increased by $8.2 million, or 14% during the year ended December 31, 2011 as compared to 2010. General and administrative expenses increased $17.3 million as administrative and consulting fees increased $11.3 million during the year ended December 31, 2011 as compared to 2010. As a percentage of total net revenues, non-interest expenses decreased to 46% from 50% for the year ended December 31, 2011 as compared to 2010.

        Electronic brokerage income before income taxes increased $96.3 million, or 35%, to $370.3 million for the year ended December 31, 2011 from $274.0 million for the year ended December 31, 2010. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 54% and 50% for the years ended December 31, 2011 and 2010, respectively.

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

        Electronic brokerage non-interest expenses for the year ended December 31, 2010 increased $28.5 million, or 12%, as compared to the year ended December 31, 2009. Within non-interest expenses, execution and clearing expenses increased by $18.9 million, driven by a 20% increase in customer futures trading volume, as well as increases in fees charged by certain U.S. options exchanges, resulting from a greater proportion of make-or-take volume, where we are charged for taking liquidity. Employee compensation and benefits expenses increased by $5.0 million, or 10% during the year ended December 31, 2010 compared to 2009. General and administrative expenses increased $7.8 million as bad debt expense increased $3.1 million during the year ended December 31, 2010 compared to 2009. As a percentage of total net revenues, non-interest expenses decreased to 50% from 52% for the year ended December 31, 2010 as compared to 2009.

        Electronic brokerage income before income taxes increased $44.4 million, or 19%, to $274.0 million for the year ended December 31, 2010 from $229.6 million for the year ended December 31, 2009. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 50% and 48% for the years ended December 31, 2010 and 2009, respectively.

Market Making

        The following table sets forth the results of our market making operations for the indicated periods:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Revenues:
Trading gains	$678.4	$358.4	$621.5
Interest income	65.4	57.5	62.5
Other income	0.3	13.3	8.7

Total revenues	744.1	429.2	692.7
Interest expense	45.6	50.0	66.3

Total net revenues	698.5	379.2	626.4

Non-interest expenses:
Execution and clearing	133.5	144.8	165.2
Employee compensation and benefits	64.7	71.6	67.6
Occupancy, depreciation and amortization	8.9	10.1	10.5
Communications	10.1	12.6	12.5
General and administrative	68.1	51.9	42.1

Total non-interest expenses	285.3	291.0	297.9

Income before income taxes	$413.2	$88.2	$328.5

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

        Market making total net revenues for the year ended December 31, 2011 increased $319.3 million, or 84%, to $698.5 million, from $379.2 million during the year ended December 31, 2010. Trading gains for the year ended December 31, 2011 increased $320.0 million, or 89%, primarily due to a reversal in currency translation losses and wider bid/offer spreads on exchange-traded options as compared to the year-ago period. Market making options and futures contract volumes increased 16% and 1% respectively, while stock share volume decreased 38% during the year ended December 31, 2011 as compared to the prior year. Decreases in stock volume resulted from targeted paring back of activity at certain exchanges to improve profitability and avoid high fees. Bid/offer spreads on U.S. exchange-traded options, as reported by the NASDAQ OMX PHLX market, on average, were approximately 33% wider during the year ended December 31, 2011 than during 2010.

        As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in proportion to a basket of currencies we call the GLOBAL. Currency translation effects as a result of holding our equity in GLOBALs had an estimated positive impact on our trading gains of $172.1 million for the year December 31, 2011 as compared to the year-ago period. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled "Quantitative and Qualitative Disclosures about Market Risk."

        Net interest income for the year ended December 31, 2011 increased by $12.3 million to $19.8 million. As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets. In the year ended December 31, 2011, these factors, together with securities lending activity, produced more interest income than in the year-ago period.

        Market making non-interest expenses for the year ended December 31, 2011 decreased $5.7 million, or 2%, as compared to the year ended December 31, 2010. The decrease primarily resulted from an $11.3 million decrease in execution and clearing fees and a $6.9 million decrease in employee compensation and benefits expenses, partially offset by a $16.2 million increase in general and administrative fees. The decrease in execution and clearing fees was driven by a greater proportion of our U.S. options volume executed on exchanges with make-or-take pricing, where we are paid for providing liquidity. In addition, ETF issuer fees, a component of execution and clearing fees, decreased $2.7 million. Employee compensation expenses decreased as a result of an 8% decrease in average staff count during the year ended December 31, 2011 compared to the prior year and, in part, from a refinement in methods that we use to attribute certain expenses to the electronic brokerage and market making segments as if they were stand-alone businesses. The increase in general and administrative fees was largely a result of a $13.5 million increase in administrative and consulting fees during the year ended December 31, 2011, as compared to 2010. As a percentage of total net revenues, market making non-interest expenses decreased to 41% from 77% for the year ended December 31, 2011 and 2010, respectively.

        Market making income before income taxes increased $325.0 million, or 368%, to $413.2 million for the year ended December 31, 2011 from $88.2 million for the year ended December 31, 2010. As a percentage of total net revenues for the market making segment, income before income taxes were 59% and 23% for the years ended December 31, 2011 and 2010, respectively.

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

        Market making non-interest expenses for the year ended December 31, 2010 decreased $6.9 million, or 2%, as compared to the year ended December 31, 2009. The decrease primarily resulted from a $20.4 million decrease in execution and clearing fees, partially offset by a $9.8 million increase in general and administrative fees and a $4.0 million increase in employee compensation and benefits expenses during the year ended December 31, 2010 compared to 2009. Within execution and clearing fees, exchange order flow expenses decreased $15.9 million during the year ended December 31, 2010 compared to the same period in 2009. This decrease was driven by a greater proportion of our U.S. options volume executed on exchanges with make-or-take pricing, which do not collect payment for order flow. The increase in general and administrative fees was largely a result of a $7.8 million increase in administrative and consulting fees during the year ended December 31, 2010 compared to the same period in 2009. Employee compensation expenses increased as a result of a $6.1 million increase in expenses related to salaries and bonuses. As a percentage of total net revenues, market making non-interest expenses increased to 77% from 48% for the year ended December 31, 2010 and 2009, respectively.

        Market making income before income taxes decreased $240.3 million, or 73%, to $88.2 million for the year ended December 31, 2010 from $328.5 million for the year ended December 31, 2009. As a percentage of total net revenues for the market making segment, income before income taxes were 23% and 52% for the years ended December 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

        We maintain a highly liquid balance sheet. The majority of our assets consist of exchange-listed marketable securities inventories, which are marked-to-market daily, investment of customer funds and collateralized receivables arising from customer-related and proprietary securities transactions. Collateralized receivables consist primarily of customer margin loans, securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, securities purchased under agreements to resell. At December 31, 2011, total assets were $30.40 billion of which approximately $29.97 billion, or 98.6% were considered liquid.

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

        To provide additional liquidity and to further increase our regulatory capital reserves, we issued senior notes and we maintain a committed senior secured revolving credit facility from a syndicate of banks (see "Principal Indebtedness" below). As of December 31, 2011, borrowings under these facilities totaled $101.4 million, which represented 2% of the Company's total capitalization. Liability balances in connection with our securities loaned, short-term borrowings and senior notes payable were less than their respective average monthly balances during the year ended December 31, 2011. Liability balances in connection with our payables to customers as of December 31, 2011 approximated their respective average monthly balances during the year ended December 31, 2011. Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our future liquidity needs for more than the next twelve months.

        Cash and cash equivalents held by the Company's non-U.S. operating companies at December 31, 2011 were $683 million ($507 million at December 31, 2010). These funds are primarily intended to finance each individual operating company's local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. It is not currently the Company's intention to repatriate further amounts from non-U.S. operating companies. In the event dividends were to be paid to the Company in the future by a non-U.S. operating company, as occurred in connection with the special dividend in December 2010, the Company would be required to accrue and pay income taxes on such dividends to the extent that U.S. income taxes had not been paid previously on the income of the paying company.

        Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Consolidated equity increased 12% from $4.22 billion at December 31, 2010 to $4.72 billion at December 31, 2011. This increase is attributable to total comprehensive income for 2011, partially offset by dividends paid during last three quarters of 2011.

Cash Flows

        The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Cash provided by operating activities	$1,085.9	$1,693.4	$150.7
Cash used in investing activities	(137.0)	(17.3)	(27.5)
Cash used in financing activities	(550.7)	(1,174.8)	(290.5)
Effect of exchange rate changes on cash and cash equivalents	(56.9)	46.4	30.4

Increase (decrease) in cash and cash equivalents	$341.3	$547.7	$(136.9)

        Our cash flows from operating activities are largely a reflection of the size and composition of trading positions held by our market making subsidiaries, and of the changes in customer cash and margin debit balances in our electronic brokerage business. Our cash flows from investing activities are primarily related to capitalized internal software development, purchases and sales of memberships at exchanges where we trade and strategic investments where such investments will enable us to offer better execution alternatives to our current and prospective customers, or create new opportunities for ourselves as market makers or where we can influence exchanges to provide competing products at better prices using sophisticated technology. Our cash flows from financing activities are comprised of short-term borrowings, long-term borrowings and capital transactions. Short-term borrowings from banks are part of our daily cash management in support of operating activities. Other borrowings provide us with flexible sources of excess liquidity and regulatory capital. These borrowings include senior notes issued in private placements to certain qualified customers of IB LLC and a committed two-year $100.0 million senior secured revolving credit facility, from a syndicate of banks. This facility was entered into in May 2010 and replaced a one-year $100.0 million facility that expired at the same time. Capital transactions consist primarily of the approximately $1 billion special dividend in December 2010 as well as the three quarterly dividends paid in 2011.

        Year Ended December 31, 2011:    Our cash and cash equivalents increased by $341.3 million to $1,695.5 million at the end of 2011. We raised $1,085.9 million in net cash from operating activities. We used net cash of $687.7 million in our investing and financing activities to purchase non-market making investments, decrease short-term borrowings and repay borrowings under our senior secured revolving credit facility. In addition, we realized a net decrease in senior notes outstanding and paid dividends to IBG Holdings LLC and to our common stockholders.

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

        At December 31, 2011, aggregate excess regulatory capital for all of the operating companies was $2.62 billion.

Principal Indebtedness

        IBG LLC is the borrower under a $100.0 million senior secured revolving credit facility, which had no outstanding balance as of December 31, 2011, and is the issuer of senior notes, of which $101.4 million were outstanding as of December 31, 2011.

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

        At maturity, subject to meeting certain terms of the facility, IBG LLC will have an option to convert the facility to a one-year term loan. As of December 31, 2011, no borrowings were outstanding under this credit facility and IBG LLC was in compliance with all of the covenants. This credit facility replaced a $100 million senior secured revolving credit facility that expired on May 19, 2010.

Senior Notes

        Based on a review of its available liquidity resources, which resulted in a determination of a strong liquidity position, in January 2012, the Company decided to discontinue the Senior Notes Program. It is the Company's intention that no new Senior Notes will be issued and all Senior Notes outstanding as of December 31, 2011 will be redeemed by June 2012.

        Prior to January 2012, IBG LLC periodically issued senior notes in private placements to certain qualified customers of IB LLC. IBG LLC used the proceeds from sales of the senior notes to provide capital to IBG LLC's broker-dealer subsidiaries in the form of subordinated loans and for other general purposes. The outstanding senior notes have a 3% per annum interest rate, and either a 15-month or an 18-month maturity. IBG LLC may, solely at its option, redeem the senior notes at any time on or after a specified date in the third month or the sixth month, respectively, after the date on which the senior notes are issued and sold, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued interest.

        Total senior notes outstanding at December 31, 2011 were $101.4 million, all being 3% notes. Total senior notes outstanding at December 31, 2010 were $194.6 million, with $46.9 million being 7% notes and $147.7 million being 5% notes. During the period from January 1 through December 31, 2011, total senior notes issued were $410.3 million, and senior notes redeemed totaled $503.5 million.

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

Capital Expenditures

        Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware. These expenditure items are reported as property and equipment. Capital expenditures for property and equipment were approximately $13.5, $18.1, and $18.5 million for the three years ended December 31, 2011, 2010 and 2009, respectively. We anticipate that our 2012 gross capital expenditures will be at a similar level, including costs related to expansion of our data center and backup facilities. We expect our future capital expenditures to rise as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. We anticipate that we will fund capital expenditures with cash from operations and cash on hand. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any strategic acquisitions, we may incur additional capital expenditures.

Contractual Obligations Summary

        Our contractual obligations principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2011.

	Payments Due by Year
	Total	2012 - 2013	2014 - 2015	Thereafter
	(Dollars in Millions)
Senior Notes	$101.4	$101.4	$—	$—
Interest payments on senior notes(1)	0.6	0.6	—	—
Senior secured revolving credit facility	—	—	—	—
Interest payments on senior secured revolving credit facility(1)	0.1	0.1	—	—
Operating leases	37.2	21.2	8.2	7.8

Total contractual cash obligations	$139.3	$123.3	$8.2	$7.8

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

Strategic Investments and Acquisitions

        We periodically engage in evaluations of potential strategic investments and acquisitions. The Company holds strategic investments in electronic trading exchanges including: Boston Options Exchange, LLC; OneChicago LLC and CBOE Stock Exchange, LLC. The Company has also made investments in Quadriserv Inc., an electronic securities lending platform provider and Factor Advisors, LLC, an Exchange Traded Funds ("ETF") issuer. See Note 8 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

        We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own. At December 31, 2011, there were no definitive agreements with respect to any material acquisition.

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

Critical Accounting Policies

Valuation of Financial Instruments

        Due to the nature of our operations, substantially all of our financial instrument assets, comprised of securities owned, securities purchased under agreements to resell, securities borrowed and receivables from brokers, dealers and clearing organizations are carried at fair value based on published market prices and are marked to market daily, or are assets which are short-term in nature (such as U.S. government treasury bills or spot foreign exchange) and are reflected at amounts approximating fair value. Similarly, all of our financial instrument liabilities that arise from securities sold but not yet purchased, securities sold under agreements to repurchase, securities loaned and payables to brokers, dealers and clearing organizations are short-term in nature and are reported at quoted market prices or at amounts approximating fair value. Our long and short positions are valued at either the last consolidated trade price or the last consolidated bid/offer mid-point (where applicable) at the close of regular trading hours, in their respective markets. Given that we manage a globally integrated market making portfolio, we have large and substantially offsetting positions in securities and commodities that trade on different exchanges that close at different times of the trading day. As a result, there may be large and anomalous swings in the value of our positions daily and, accordingly, in our earnings in any period. This is especially true on the last business day of each calendar quarter, although such swings tend to come back into equilibrium on the first business day of the succeeding calendar quarter

Contingencies

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

        We have been from time to time subject to certain pending and legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred. As of December 31, 2011, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period. As of December 31, 2011 and 2010, reserves provided for potential losses related to litigation matters were not material.

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

Income Taxes

        Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management's best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Determining consolidated income tax expense requires significant judgments and estimates.

        Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax-planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

        The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company's results of operations, cash flows, or financial position.

        ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

        We recognize tax liabilities in accordance with ASC 740 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. BG, Inc. recognizes interest related to income tax matters as interest income or expense and penalties related to income tax matters as income tax expense.

Recent Accounting Pronouncements

        Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates ("ASU's") as the means to add to or delete from, or otherwise amend the ASC. In 2011 and 2012, prior to the issuance of the Company's consolidated financial statements, ASU's 2011-01 through [ASU 2011-12] were issued. Following is a summary of recently issued ASU's that may affect the Company's consolidated financial statements:

	Affects	Status
ASU 2010-13	Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early application is permitted.
ASU 2011-01	Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20	Effective on issuance.
ASU 2011-02	Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring	First interim or annual period beginning after June 15, 2011, to be applied retrospectively to the beginning of the annual period of adoption. Early adoption is permitted.
ASU 2011-03	Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early application is not permitted.
ASU 2011-04	Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS	To be applied prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for public entities.
ASU 2011-05	Comprehensive Income (Topic 220): Presentation of Comprehensive Income	To be applied retrospectively, with reporting to commence in fiscal years beginning after December 15, 2011. Early adoption is permitted.
ASU 2011-08	Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment	Effective for fiscal years beginning after December 15, 2011. Early adoption is permitted.
ASU 2011-11	Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities	Effective for fiscal periods beginning on or after January 1, 2013. Retrospective disclosures for comparative periods presented will be required.

	Affects	Status
ASU 2011-12	Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05	Effective for fiscal years beginning after December 15, 2011.

        Adoption of those ASU's that became effective during 2011 and 2012, prior to the issuance of the Company's consolidated financial statements, did not have a material effect on those financial statements. Other than ASU 2011-05, which the Company adopted early, as permitted, for the quarter ended June 30, 2011, and ASU 2011-12 which was issued in December 2011 and adopted as of December 31, 2011, management is assessing the potential impact on the Company's financial statements of adopting ASU's that will become effective in the future.

ASC/IFRS Convergence

        In February 2010, the SEC issued Commission Statement in Support of Convergence and Global Accounting Standards, a formal statement updating the status of its November 2008 Roadmap for the Potential Use of Financial Statements Prepared in Accordance with International Financial Reporting Standards by U.S. Issuers ("IFRS Roadmap"). The statement supported convergence of accounting standards and the development of a single set of global accounting standards. As directed in this statement, the SEC staff issued Work Plan for the Consideration of Incorporating International Financial Reporting Standards into the Financial Reporting System for U.S. Issuers (the "Work Plan") in May 2010, and issued a follow-up Staff Paper, subtitled Exploring a Possible Method of Incorporation in May 2011. The Work Plan outlines the steps to be taken to provide the SEC with information to be able to conclude whether IFRS should be adopted for U.S. registrants and the Staff Paper discusses alternative approaches ("Convergence" and "Endorsement") to adoption that could be applied. Within the Staff Paper, the SEC Staff has issued a Request for Comment on these alternatives. The Comment period ended July 31, 2011 and the SEC Staff issued two Staff Papers, A Comparison of U.S. GAAP and IFRS and Analysis of IFRS in Practice on November 16, 2011.

        The SEC and U.S. accounting standard setters continue to publicly support a uniform set of global accounting standards, the adoption of IFRS for U.S. registrants and private companies, but the extent and timing of adoption remain uncertain. The aforementioned Work Plan and other SEC published documents have not committed U.S. registrants to adoption or timing of adoption of IFRS. The initial adoption for U.S. registrants could be as early as December 31, 2015 or 2016, with a transition date of either January 1, 2013 or 2014 for the initial three year retrospective comparative reporting period. Management applies versions of IFRS for the stand alone financial statements of several of the operating companies, where required, and continues to assess the potential impact of adopting IFRS on the Company's consolidated financial statements.

GAAP to NON-GAAP Reconciliation and Footnotes

IBG, Inc. Consolidated

	2010
	(In thousands, except shares or per share amounts)
	As Reported	Non-GAAP Adjustments	Non-GAAP Financial Performance Measures
Income Before Income Taxes:
As reported	$337,415

Non-GAAP Adjustments for non-operating activities—
Payments in lieu of dividends on unvested shares of the Company's Class A Common Stock(a)		$9,456

	$337,415	$9,456	$346,871

Pre-tax profit margin	37%		38%

Income Tax Expense
As reported	$60,281

Non-GAAP Adjustments for non-operating activities—
Income taxes on payments in lieu of dividends(a)		$678
The Company's share of taxes payable arising from the payment of dividends by THE AG to IBG LLC(b)		(46,112)
U.S. foreign tax credits for Swiss taxes paid(c)		16,608

	$60,281	$(28,826)	$31,455

Net Income (loss) attributable to common stockholders
As reported	$(9,550)

Non-GAAP Adjustments for non-operating activities—
Payments in lieu of dividends on unvested shares of the Company's Class A Common Stock(a)		$1,010
Income taxes on payments in lieu of dividends(a)		(368)
The Company's share of taxes payable arising from the payment of dividends by THE AG to IBG LLC(b)		46,112
U.S. foreign tax credits for Swiss taxes paid(c)		(16,608)

	$(9,550)	$30,146	$20,596

Earnings per Share:
Basic	$(0.23)	$0.72	$0.49

Diluted(d)	$(0.22)	$0.71	$0.49

Weighted Average Shares:
Basic	41,870,926		41,870,926

Diluted	42,498,705		42,498,705

(a)
Holders of unvested Class A shares of the Company's common stock were paid $1.79 per share in lieu of the cash dividend paid on outstanding shares on December 23, 2010. The Company's share of these payments was $1.0 million, on which it realized a tax benefit of $0.4 million.

(b)
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

(c)
The provision for income taxes is reported net of available foreign tax credits of $16.6 million.

(d)
The non-GAAP diluted EPS for 2010 of $0.49 differs from the $0.73 as reported in 2010 by the $0.24, which represented the impact of currency translation now included in the GAAP Comprehensive Income. See the note 5 to the consolidated financial statements in this section for further information regarding comprehensive income.

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

  •
  THE's net worth is carried on THE's books in Swiss francs in accordance with Swiss accounting standards. At the end of each accounting period, THE's net worth is translated at the then prevailing exchange rate into U.S. dollars and the resulting gain or loss is reported as Other Comprehensive Income, ("OCI") in our consolidated statement of financial condition and consolidated statement of comprehensive income, the latter as a result of the Company's early adoption of ASU 2011-05, Comprehensive Income. Previously, OCI was only reported as a component of changes in total equity in the statement of financial condition. To a smaller extent, OCI is also produced by our other non-U.S. subsidiaries.

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

        In late 2005, we began to expand our market making systems to incorporate cash forex and forex options to hedge our currency exposure at little or no cost. In September 2006, we began hedging our currency exposure throughout the day on a continuous basis. In connection with the development of our currency hedging strategy, we determined to base our net worth in GLOBALs, a basket of currencies. On October 3, 2011 we announced that we expanded the composition of the GLOBAL from six to 16 currencies. The table below displays the component changes in detail. U.S. dollar ("USD") amounts are calculated using exchange rates at September 30, 2011, the effective date for the change.

					NEW			CHANGE
GLOBAL Currency	9/30/2011 FX Rates	GLOBAL Composition	GLOBAL in USD Equiv.	% of Comp.	GLOBAL Composition	GLOBAL in USD Equiv.	% of Comp.	% of Comp.
USD	1.0000	0.55	0.550	49.3%	0.41	0.410	36.8%	(12.5)%
EUR	1.3400	0.24	0.322	28.8%	0.17	0.228	20.4%	(8.4)%
GBP	1.5594	0.03	0.047	4.2%	0.03	0.047	4.2%	0.0%
JPY	0.0130	10.00	0.130	11.6%	10.00	0.130	11.6%	0.0%
AUD	0.9674	0.03	0.029	2.6%	0.03	0.029	2.6%	0.0%
CAD	0.9545	0.04	0.038	3.4%	0.04	0.038	3.4%	0.0%
CHF	1.1034				0.03	0.033	3.0%	3.0%
HKD	0.1284				0.26	0.033	3.0%	3.0%
SEK	0.1457				0.09	0.013	1.2%	1.2%
MXN	0.0721				0.30	0.022	1.9%	1.9%
DKK	0.1801				0.04	0.007	0.6%	0.6%
NOK	0.1704				0.06	0.010	0.9%	0.9%
KRW	0.0008				28.00	0.024	2.1%	2.1%
BRL	0.5317				0.08	0.043	3.8%	3.8%
INR	0.0204				2.00	0.041	3.7%	3.7%
SGD	0.7646				0.01	0.008	0.7%	0.7%

Total GLOBALS, as measured in USD			$1.115	100.0%		$1.115	100.0%	0.0%

        As our forex market making systems continue to develop, and as more exchanges trade more forex-based products electronically, we have observed more trading volume flowing through this system and, accordingly, we have been able to manage the risks in forex in the same low cost manner as we manage the risks of our market making in equity-based products.

        Because we actively manage our global currency exposure by maintaining our equity in GLOBALs, we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company. Approximately 63% of our equity is denominated in currencies other than U.S. Dollars.

Interest Rate Risk

        We had no variable-rate debt outstanding at December 31, 2011. Under our senior secured revolving credit facility, we have the ability to choose borrowing tenors from overnight to twelve months, which permits us to minimize the risk of interest rate fluctuations.

        We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies. In a normal rate environment, we typically invest a portion of these funds in U.S. government treasury securities with maturities of up to three months. Under these circumstances, if interest rates were to increase rapidly and substantially, in increments that were not reflected in the yields on these treasury securities, our net interest income from customer deposits would decrease. Based upon investments outstanding at December 31, 2011, we had minimal exposure of this nature.

        We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Due to a currently low rate environment, a decrease of U.S. benchmark interest rates to zero, or roughly 0.07%, would reduce our net interest income by approximately $1.2 million on an annualized basis.

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

        We expect this kind of exposure to increase with growth in our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2011, we had $7.02 billion in margin credit extended to our customers. The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers' positions if their equity falls below required margin requirements.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements Introductory Note

        Interactive Brokers Group, Inc. ("IBG, Inc." or the "Company") is a holding company whose primary asset is its ownership of approximately 11.5% of the membership interests of IBG LLC (the "Group"). See Notes 1 and 4 to the consolidated financial statements for further discussion of the Company's capital and ownership structure.

        We are an automated global electronic broker and market maker specializing in routing orders and executing and processing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 100 electronic exchanges and trading venues around the world. In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut and from Chicago, Illinois and Jersey City, New Jersey. Abroad, we conduct business through offices located in Canada, England, Switzerland, Hong Kong, India, Australia and Japan. At December 31, 2011 we had 874 employees worldwide.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interactive Brokers Group, Inc.
Greenwich, CT

        We have audited the accompanying consolidated statements of financial condition of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Interactive Brokers Group, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, the Company's reported results reflect the early adoption of Accounting Standards Update 2011-05, Comprehensive Income ("ASU 2011-05") in 2011 which requires the presentation of a statement of comprehensive income, replacing the former statement of income.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York

February 29, 2012

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
(in thousands, except share data)	2011	2010
Assets
Cash and cash equivalents	$1,695,495	$1,354,219
Cash and securities—segregated for regulatory purposes	10,069,938	7,888,093
Securities borrowed	2,661,671	3,292,345
Securities purchased under agreements to resell	375,366	336,299
Trading assets, at fair value:
Financial instruments owned	5,069,271	5,420,929
Financial instruments owned and pledged as collateral	1,545,807	2,001,488

	6,615,078	7,422,417

Other receivables:
Customers, less allowance for doubtful accounts of $3,332 and $17,871 at December 31, 2011 and 2010	7,024,792	6,973,033
Brokers, dealers and clearing organizations	1,397,772	732,869
Receivable from affiliate	595	1,185
Interest	20,540	18,502

	8,443,699	7,725,589

Other assets	543,118	481,077

Total assets	$30,404,365	$28,500,039

Liabilities and equity
Liabilities:
Trading liabilities—financial instruments sold but not yet purchased, at fair value	$6,156,148	$6,125,224
Securities loaned	1,386,059	1,659,611
Short-term borrowings	6,538	187,380
Other payables:
Customers	17,300,105	15,060,479
Brokers, dealers and clearing organizations	247,360	248,685
Payable to affiliate	271,602	284,860
Accounts payable, accrued expenses and other liabilities	242,685	443,018
Interest	6,416	7,682

	18,068,168	16,044,724

Senior notes payable	101,411	194,603
Senior secured credit facility	—	100,000

	25,718,324	24,311,542

Commitments, contingencies and guarantees
Equity:
Stockholders' equity:
Common stock, $0.01 par value per share:
Class A—Authorized—1,000,000,000, Issued—55,693,261 and 50,298,024, Outstanding—45,576,791 and 42,231,551 shares at December 31, 2011 and 2010	557	503
Class B—Authorized, Issued and Outstanding—100 shares at December 31, 2011 and 2010	—	—
Additional paid-in capital	596,512	535,630
Retained earnings	138,701	90,315
Accumulated other comprehensive income, net of income taxes of $10,454 and $12,284 at December 31, 2011 and 2010	18,487	21,137
Treasury stock, at cost, 10,116,470 and 8,066,473 shares at December 31, 2011 and 2010	(183,022)	(161,947)

Total stockholders' equity	571,235	485,638
Non-controlling interests	4,114,806	3,702,859

Total equity	4,686,041	4,188,497

Total liabilities and stockholders' equity	$30,404,365	$28,500,039

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three Years Ended December 31, 2011

(in thousands, except for shares or per share amounts)	2011	2010	2009
Revenues:
Trading gains	$665,180	$368,634	$633,865
Commissions and execution fees	456,212	386,765	353,030
Interest income	280,190	172,504	121,618
Other income	42,986	60,414	61,260

Total revenues	1,444,568	988,317	1,169,773
Interest expense	86,256	66,209	69,433

Total net revenues	1,358,312	922,108	1,100,340

Non-interest expenses:
Execution and clearing	281,348	272,608	273,203
Employee compensation and benefits	216,309	203,559	182,037
Occupancy, depreciation and amortization	37,086	37,336	40,340
Communications	23,577	23,488	22,789
General and administrative	58,924	47,702	43,688

Total non-interest expenses	617,244	584,693	562,057

Income before income taxes	741,068	337,415	538,283
Income tax expense	53,889	60,281	54,138

Net income	687,179	277,134	484,145
Less net income attributable to non-controlling interests	625,321	286,684	448,356

Net income (loss) available for common stockholders	$61,858	$(9,550)	$35,789

Earnings per share:
Basic	$1.41	$(0.23)	$0.87

Diluted	$1.39	$(0.22)	$0.86

Weighted average common shares outstanding:
Basic	43,924,554	41,870,926	40,973,290

Diluted	44,364,902	42,498,705	41,799,489

Comprehensive income:
Net income (loss) available for common stockholders	$61,858	$(9,550)	$35,789
Other comprehensive income (loss):
Cumulative translation adjustment, before income taxes	(4,480)	16,164	11,079
Income taxes related to items of other comprehensive income	(1,830)	5,941	4,072

Other comprehensive income (loss), net of tax	(2,650)	10,223	7,007

Comprehensive income available for common stockholders	$59,208	$673	$42,796

Comprehensive income attributable to non-controlling interests:
Net income attributable to non-controlling interests	$625,321	$286,684	$448,356
Other comprehensive income (loss)—cumulative translation adjustment	(27,801)	132,175	93,688

Comprehensive income attributable to non-controlling interests	$597,520	$418,859	$542,044

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$687,179	$277,134	$484,145
Adjustments to reconcile net income to net cash provided by operating activities:
Translation losses	12,072	254,615	10,555
Deferred income taxes	25,188	5,864	(22,314)
Depreciation and amortization	18,700	18,702	21,074
Employee stock plan compensation	49,186	41,700	39,402
Losses on non-market making investments, net	36,886	3,383	8,939
Bad debt expense and other	8,853	2,571	(559)
Change in operating assets and liabilities:
Increase in cash and securities—segregated for regulatory purposes	(2,182,461)	(977,661)	(1,608,806)
Decrease in securities borrowed	630,442	1,759,236	855,874
Decrease (increase) in securities purchased under agreements to resell	(39,028)	(105,026)	174,821
Decrease in trading assets	799,773	1,873,475	1,810,626
Increase in receivables from customers	(47,007)	(3,736,448)	(1,618,959)
Decrease (increase) in other receivables	(669,623)	(252,147)	2,053,253
Decrease in other assets	13,005	13,694	1,024
Increase (decrease) in trading liabilities	28,476	(2,672,066)	(4,683,259)
Increase (decrease) in securities loaned	(273,482)	520,549	479,335
Increase in payable to customers	2,249,887	4,465,272	3,656,289
Increase (decrease) in other payables	(262,173)	200,497	(1,510,787)

Net cash provided by operating activities	1,085,873	1,693,344	150,653

Cash flows from investing activities:
Purchases of non-market making investments	(193,111)	(3,000)	(11,300)
Sales of non-market making investments	66,915	3,817	—
Distributions received from equity investments	2,715	—	2,292
Purchase of property and equipment	(13,546)	(18,108)	(18,492)

Net cash used in investing activities	(137,027)	(17,291)	(27,500)

Cash flows from financing activities:
Redemption of member interests from IBG Holdings LLC	—	(27,204)	(14,738)
Redemption of former member interest	(1,595)	(1,226)	(164)
Reduction in non-controlling interest in subsidiary	—	—	22
Dividends paid to shareholders	(13,472)	(75,589)	—
Dividends paid to non-controlling interests	(174,243)	(999,171)	(124,757)
Issuances of senior notes	410,318	601,980	508,116
Redemptions of senior notes	(503,510)	(613,154)	(445,393)
Borrowings under senior secured credit facility	—	100,000	800
Repayments of senior secured credit facility	(100,000)	—	(300,800)
(Decrease) increase in short-term borrowings, net	(168,215)	(160,445)	86,464

Net cash used in financing activities	(550,717)	(1,174,809)	(290,450)

Effect of exchange rate changes on cash and cash equivalents	(56,853)	46,415	30,360

Net increase (decrease) in cash and cash equivalents	341,276	547,659	(136,937)
Cash and cash equivalents at beginning of period	1,354,219	806,560	943,497

Cash and cash equivalents at end of period	$1,695,495	$1,354,219	$806,560

Supplemental disclosures of cash flow information:
Cash paid for interest	$87,522	$67,587	$76,507

Cash paid for taxes	$78,858	$85,047	$102,809

Non-cash financing activities:
Issuance of Common Stock in exchange of member interests in IBG LLC	$29,199	$—	$—

Redemption of member interests from IBG Holdings LLC	$(29,199)	$—	$—

Adjustments to Additional Paid-in Capital for changes in proportionate ownership in IBG LLC	$(19,290)	$(36,047)	$—

Adjustments to Non-Controlling Interests for changes in proportionate ownership in IBG LLC	$19,290	$36,047	$—

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

Three Years Ended December 31, 2011

	Common Stock
						Accumulated Other Comprehensive Income
(in thousands, except for share amounts)	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings		Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2008, previously reported	40,536,715	$453	$485,837	$(117,550)	$141,207	$3,907	$513,854	$3,894,207	$4,408,061
Prior period adjustment (Note 20)		—	—	—	(1,542)	—	(1,542)	(21,207)	(22,749)

Balance, December 31, 2008		453	485,837	(117,550)	139,665	3,907	512,312	3,873,000	4,385,312
Common Stock distributed to employees	680,164			17,898			17,898		17,898
Common Stock issued pursuant to stock plans	2,448,031	25	42,764				42,789		42,789
Treasury stock, unearned compensation	(2,448,031)			(42,789)			(42,789)		(42,789)
Redemption of non-controlling interests								(14,738)	(14,738)
Redemption of former-member interests			(17)				(17)	(147)	(164)
Dividends paid by IBG LLC to non-controlling interests								(124,757)	(124,757)
Reduction in non-controlling
interest in subsidiary			2				2	20	22
Comprehensive income, net of tax					35,789	7,007	42,796	542,044	584,840

Balance, December 31, 2009	41,216,879	478	528,586	(142,441)	175,454	10,914	572,991	4,275,422	4,848,413
Common Stock distributed to employees	1,014,772			23,742			23,742		23,742
Common Stock issued pursuant to stock plans	2,513,738	25	43,223				43,248		43,248
Treasury stock, unearned compensation	(2,513,738)			(43,248)			(43,248)		(43,248)
Redemption of non-controlling interests								(27,204)	(27,204)
Redemption of former-member interests			(132)				(132)	(1,094)	(1,226)
Dividends paid to shareholders					(75,589)		(75,589)		(75,589)
Dividends paid by IBG LLC to non-controlling interests								(999,171)	(999,171)
Adjustments for changes in proportionate ownership in IBG LLC			(36,047)				(36,047)	36,047	—
Comprehensive income, net of tax					(9,550)	10,223	673	418,859	419,532

Balance, December 31, 2010	42,231,651	503	535,630	(161,947)	90,315	21,137	485,638	3,702,859	4,188,497
Issuance of Common Stock in follow-on offering	1,983,624	20	29,179				29,199		29,199
Common Stock distributed to employees	1,361,616			29,678			29,678		29,678
Common Stock issued pursuant to stock plans	3,411,613	34	50,719				50,753		50,753
Treasury stock, unearned compensation	(3,411,613)			(50,753)			(50,753)		(50,753)
Redemption of non-controlling interests								(29,199)	(29,199)
Redemption of former-member interests			(174)				(174)	(1,421)	(1,595)
Deferred tax benefit retained—follow-on offering			448				448		448
Dividends paid to shareholders					(13,472)		(13,472)		(13,472)
Dividends paid by IBG LLC to non-controlling interests							—	(174,243)	(174,243)
Adjustments for changes in proportionate ownership in IBG LLC			(19,290)				(19,290)	19,290	—
Comprehensive income, net of tax					61,858	(2,650)	59,208	597,520	656,728

Balance, December 31, 2011	45,576,891	$557	$596,512	$(183,022)	$138,701	$18,487	$571,235	$4,114,806	$4,686,041

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

        IBG LLC is a Connecticut limited liability company that conducts its business through its operating subsidiaries (collectively called the "Operating Companies"): Timber Hill LLC ("TH LLC"), Timber Hill Europe AG ("THE"), Timber Hill Securities Hong Kong Limited ("THSHK"), Timber Hill Australia Pty Limited ("THA"), Timber Hill Canada Company ("THC"), Interactive Brokers LLC ("IB LLC") and subsidiary, Interactive Brokers Canada Inc. ("IBC"), Interactive Brokers (U.K.) Limited ("IBUK"), Interactive Brokers (India) Private Limited ("IBI"), Interactive Brokers Financial Products S.A. ("IBFP"), Interactive Brokers Hungary KFT ("IBH"), IB Exchange Corp. ("IBEC"), Interactive Brokers Securities Japan, Inc. ("IBSJ"), IB Brasil Participações Ltda ("IBBH"), Interactive Brokers Software Services Estonia OU ("IBEST") and Interactive Brokers Software Services Russia ("IBRUS").

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

        Certain of the Operating Companies are members of various securities and commodities exchanges in North America, Europe and the Asia/Pacific region and are subject to regulatory capital and other requirements (Note 18). IB LLC, IBUK, IBC, IBI and IBSJ carry securities accounts for customers or perform custodial functions relating to customer securities.

2. Significant Accounting Policies

Basis of Presentation

        These consolidated financial statements are presented in U.S. dollars and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding financial reporting with respect to Form 10-K and accounting standards generally accepted in the United States of America ("U.S. GAAP") promulgated in the FASB Accounting Standards Codification ("ASC" or the "Codification").

        Gains and losses from foreign currency transactions are included in trading gains and losses where related to market making activities or in interest income where related to the investment of customer funds as part of electronic brokerage activities in the consolidated statements of comprehensive income. Non-U.S. subsidiaries have a functional currency (i.e., the currency in which activities are primarily conducted) that is other than the U.S. dollar. Such subsidiaries' assets and liabilities are translated to U.S. dollars at period-end exchange rates, while revenues and expenses are translated at average

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

exchange rates during the year. Adjustments that result from translating amounts from a subsidiary's functional currency to the U.S. dollar are reported as a component of other comprehensive income.

Principles of Consolidation

        The consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries. As sole managing member of IBG LLC, IBG, Inc. exerts control over the Group's operations. In accordance with ASC 810, Consolidation, the Company consolidates the Group's consolidated financial statements and records as non-controlling interest the interests in the Group that IBG, Inc. does not own. The Company's policy is to consolidate all entities of which it owns more than 50% unless it does not have control. All inter-company balances and transactions have been eliminated. IBG, Inc. would also consolidate any Variable Interest Entities ("VIEs") pursuant to ASC 860, Transfers and Servicing and ASC 810 of which it is the primary beneficiary. IBG, Inc. currently is not the primary beneficiary of any such entities and therefore no VIEs are included in the consolidated financial statements.

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

Fair Value

        At December 31, 2011 and 2010, substantially all of IBG, Inc.'s assets and liabilities, including financial instruments, were carried at fair value based on published market prices and are marked to market daily, or were assets which are short-term in nature (such as U.S. government treasury bills or spot foreign exchange) and were carried at amounts that approximate fair value.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

        Financial instruments owned and financial instruments sold, but not yet purchased, except forward currency contracts, over-the-counter ("OTC") currency options and certain corporate and municipal debt securities, which are classified as Level 2 financial instruments, are classified within Level 1 of the fair value hierarchy. The Company's financial instruments are valued using quoted market prices as published by exchanges and clearing houses or otherwise broadly distributed in active markets, include U.S. government and sovereign obligations, active listed securities, options, futures, options on futures and corporate and municipal debt securities. IBG, Inc. does not adjust quoted prices for Level 1 financial instruments, even in the event that the Company may hold a large position whereby a purchase or sale could reasonably impact quoted prices.

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

        Investments in listed common stock and investments in other fair value non-market making securities, which investments are reported in other assets in the accompanying consolidated statement of financial condition, are generally reported as Level 2 financial instruments, except for unrestricted listed equities, which are Level 1 financial instruments. Investments in other non-market making securities include corporate, municipal and asset-backed debt securities, which are Level 2 financial instruments whose fair values are determined using broker and vendor prices.

Earnings Per Share

        Earnings per share ("EPS") are computed in accordance with ASC 260, Earnings per Share. Shares of Class A and Class B common stock share proportionately in the earnings of IBG, Inc. Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period. Diluted earnings per share are calculated utilizing the Company's basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for dilutive potential common shares.

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

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

Cash and Securities—Segregated for Regulatory Purposes

        As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets. In addition, substantially all of the Operating Companies are members of various clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities. Securities segregated for regulatory purposes consisted of Federal Deposit Insurance Corporation insured corporate bonds, which are recorded as Level 2 financial assets, in the amount of $440,408 and $440,773 at December 31, 2011 and 2010, U.S. Treasury Bills of $747,857 and $146,976 at December 31, 2011 and 2010, which are recorded as Level 1 financial assets and securities purchased under agreements to resell in the amount of $3,816,093 and $2,391,813 as of December 31, 2011 and 2010, respectively, which amounts approximate fair value.

Securities Borrowed and Securities Loaned

        Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require IBG, Inc. to provide counterparties with collateral, which may be in the form of cash, letters of credit or other securities. With respect to securities loaned, IBG, Inc. receives collateral, which may be in the form of cash or other securities in an amount generally in excess of the fair value of the securities loaned.

        IBG, Inc. monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as permitted contractually. Receivables and payables with the same counterparty are not offset in the consolidated statements of financial condition. For these transactions, the fees received or paid by IBG, Inc. are recorded as interest income or interest expense in the consolidated statements of comprehensive income.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

        IBG, Inc. also enters into currency forward contracts. These transactions, which are also reported on a trade date basis, are agreements to exchange a fixed amount of one currency for a specified amount of a second currency at completion of the currency forward contract term. Unrealized mark-to-market gains and losses on currency forward contracts are reported as components of financial instruments owned or financial instruments sold but not yet purchased in the consolidated statements of financial condition. Net earnings or losses are reported as components of interest income in the consolidated statements of comprehensive income.

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

Investments

        IBG, Inc. makes certain strategic investments in electronic exchange and investment banking platforms and accounts for these investments under the cost method of accounting or under the equity method of accounting as required under ASC 323, Investments—Equity Method and Joint Ventures. Investments are accounted for under the equity method of accounting when IBG, Inc. has significant influence over the investee. Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of IBG, Inc.'s initial investment and adjusted each period for IBG, Inc.'s share of the investee's income or loss. IBG, Inc.'s share of the income or losses from equity investments is reported as a component of other income (Note 12) in the consolidated statements of comprehensive income and the recorded amounts of IBG, Inc.'s equity investments, which are included in other assets in the consolidated statements of financial condition, increase or decrease accordingly. Distributions received from equity investees are recorded as reductions to the respective investment balance.

        The Company makes non-market making investments in listed common stock and corporate debt securities. In addition, other non-market making investments are made to further diversify the Company's holdings. These investments are accounted for at fair value (Note 6), with gains and losses recorded as a component of other income (Note 12).

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

Property and Equipment

        Property and equipment, which is a component of other assets, consist of purchased technology hardware and software, internally developed software, leasehold improvements and office furniture and equipment. Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation and amortization are computed using the straight-line method. Equipment is depreciated over the estimated useful lives of the assets, while leasehold improvements are amortized over the lesser of the estimated economic useful life of the asset or the term of the lease. Computer equipment is depreciated over three to five years and office furniture and equipment are depreciated over five to seven years. Qualifying costs for internally developed software are capitalized and amortized over the expected useful life of the developed software, not to exceed three years. Fully depreciated assets and the associated accumulated depreciation or amortization are written off annually.

Comprehensive Income and Foreign Currency Translation

        Reported results on a comprehensive basis reflect the Company's early adoption of Accounting Standards Update 2011-05, Comprehensive Income ("ASU 2011-05") issued in June 2011. This standard requires the presentation of a Statement of Comprehensive Income, replacing the former Statement of Income.

        Comprehensive income consists of two components: net income and other comprehensive income ("OCI"). OCI is comprised of revenues, expenses, gains and losses that are reported in the comprehensive income section of the Statement of Comprehensive Income, but are excluded from reported net income. IBG, Inc.'s OCI is comprised of foreign currency translation adjustments. Previously, OCI was reported as a component of changes in Total Equity in the Statement of Financial Condition.

        IBG, Inc.'s international Operating Companies have a functional currency (i.e., the currency in which activities are primarily conducted) that is other than the U.S. dollar. Such subsidiaries' assets and

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

liabilities are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the period. Translation gains and losses from market making and electronic brokerage activities, respectively, are included in trading gains and in other income in the accompanying consolidated statements of comprehensive income. Adjustments that result from translating amounts from a subsidiary's functional currency are reported as a component of accumulated other comprehensive income.

Revenue Recognition

  —Trading Gains

        Trading gains and losses are recorded on trade date and are reported on a net basis. Trading gains are comprised of changes in the fair value of trading assets and liabilities (i.e., unrealized gains and losses) and realized gains and losses. Dividends are integral to the valuation of stocks and interest is integral to the valuation of fixed income instruments. Accordingly, both dividends and interest income and expense attributable to specific trading assets and liabilities are reported on a net basis as a component of trading gains in the accompanying consolidated statements of comprehensive income.

  —Commissions and Execution Fees

        Commissions charged for executing and clearing customer transactions are accrued on a trade date basis and are reported as commissions and execution fees in the consolidated statements of comprehensive income, and the related expenses are reported as execution and clearing expenses, also on a trade date basis.

  —Interest Income and Expense

        The Company earns interest income and incurs interest expense primarily in connection with its Electronic Brokerage customer business and its securities lending activities. Such interest is recorded on the accrual basis.

Income Taxes

        Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management's best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Determining consolidated income tax expense requires significant judgments and estimates.

        Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax-planning strategies. These assumptions require significant judgment about the forecasts of future

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

        The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company's results of operations, cash flows, or financial position.

        ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

        We recognize tax liabilities in accordance with ASC 740 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

        IBG, Inc. recognizes interest related to income tax matters as interest income or expense and penalties related to income tax matters as income tax expense.

Recently Issued Accounting Pronouncements

        Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates ("ASUs") as the means to add to or delete from, or otherwise amend the ASC. In 2011 and in 2012, prior to the issuance of the Company's consolidated financial statements, ASUs 2011-01 through ASU 2011-12 were issued. Following is a summary of recently issued ASUs that affected or may affect the Company's consolidated financial statements:

	Affects	Status
ASU 2010-13	Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early application is permitted.
ASU 2011-01	Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20	Effective on issuance.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

	Affects	Status
ASU 2011-02	Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring	First interim or annual period beginning after June 15, 2011, to be applied retrospectively to the beginning of the annual period of adoption. Early adoption is permitted.
ASU 2011-03	Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early application is not permitted.
ASU 2011-04	Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS	To be applied prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for public entities.
ASU 2011-05	Comprehensive Income (Topic 220): Presentation of Comprehensive Income	To be applied retrospectively, with reporting to commence in fiscal years beginning after December 15, 2011. Early adoption is permitted.
ASU 2011-08	Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment	Effective for fiscal years beginning after December 15, 2011. Early adoption is permitted.
ASU 2011-11	Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities	Effective for fiscal periods beginning on or after January 1, 2013. Retrospective disclosures for comparative periods presented will be required.
ASU 2011-12
	Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05	Effective for fiscal years beginning after December 15, 2011.

        Adoption of those ASUs that became effective during 2011 and in 2012, prior to the issuance of the Company's consolidated financial statements, did not have a material effect on those financial statements. Other than ASU 2011-05, which the Company adopted early, as permitted, for the quarter ended June 30, 2011, and ASU 2011-12 which was issued in December 2011 and adopted as of December 31, 2011, management is assessing the potential impact on the Company's financial statements of adopting ASU's that will become effective in the future.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

ASC/IFRS Convergence

        In February 2010, the SEC issued Commission Statement in Support of Convergence and Global Accounting Standards, a formal statement updating the status of its November 2008 Roadmap for the Potential Use of Financial Statements Prepared in Accordance with International Financial Reporting Standards by U.S. Issuers ("IFRS Roadmap"). The statement supported convergence of accounting standards and the development of a single set of global accounting standards. As directed in this statement, the SEC staff issued Work Plan for the Consideration of Incorporating International Financial Reporting Standards into the Financial Reporting System for U.S. Issuers (the "Work Plan") in May 2010, and issued a follow-up Staff Paper, subtitled Exploring a Possible Method of Incorporation in May 2011. The Work Plan outlines the steps to be taken to provide the SEC with information to be able to conclude whether IFRS should be adopted for U.S. registrants and the Staff Paper discusses alternative approaches ("Convergence" and "Endorsement") to adoption that could be applied. Within the Staff Paper, the SEC Staff has issued a Request for Comment on these alternatives. The Comment period ended July 31, 2011 and the SEC Staff issued two Staff Papers, A Comparison of U.S. GAAP and IFRS and Analysis of IFRS in Practice on November 16, 2011.

        The SEC and U.S. accounting standard setters continue to publicly support a uniform set of global accounting standards, the adoption of IFRS for U.S. registrants and private companies, but the extent and timing of adoption remain uncertain. The aforementioned Work Plan and other SEC published documents have not committed U.S. registrants to adoption or timing of adoption of IFRS. The initial adoption for U.S. registrants could be as early as December 31, 2015 or 2016, with a transition date of either January 1, 2013 or 2014 for the initial three year retrospective comparative reporting period. Management applies versions of IFRS for the stand alone financial statements of several of the Operating Companies, where required, and continues to assess the potential impact of adopting IFRS on the Company's consolidated financial statements.

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

  Equity Price Risk

  Equity price risk arises from the possibility that equity security prices will fluctuate, affecting the value of equity securities and other instruments that derive their value from a particular stock, a defined basket of stocks, or a stock index. IBG, Inc. is subject to equity price risk primarily in financial instruments owned and sold but not yet purchased. IBG, Inc. attempts to limit such risks by continuously reevaluating prices and by diversifying its portfolio across many different options, futures and underlying securities and avoiding concentrations of positions based on the same underlying security.

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

Concentrations of Credit Risk

        IBG, Inc.'s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of December 31, 2011, the Company did not have any material concentrations of credit risk.

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

4. Equity and Earnings Per Share

        In connection with its IPO in May 2007, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC, became the sole managing member of IBG LLC and began to

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

4. Equity and Earnings Per Share (Continued)

consolidate IBG LLC's financial results into its financial statements. IBG Holdings LLC wholly owns all Class B common stock, which common stock has voting rights in proportion to its ownership interests in IBG LLC, approximately 88.5% as of December 31, 2011. The consolidated financial statements reflect the results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC, and IBG Holdings LLC's ownership interests in IBG LLC are reported as non-controlling interests.

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

        Redemptions may be funded through two (2) methods. Material redemptions would be funded from the proceeds of sales of additional shares of Class A common stock ("Common Stock") to the public, although there have been no such additional sales of Common Stock through December 31, 2011.

        In lieu of a sale of Common Stock to the public, the Exchange Agreement provides that IBG LLC, using its available liquidity, may facilitate the redemption by IBG Holdings LLC ("IBGH") of interests held by its members or the Company may elect to acquire interests to be redeemed by IBGH through the issuance of shares of Common Stock.

        Redemptions from 2008 through 2010 were cash redemptions. On August 4, 2011, the Company filed a "shelf" Registration Statement on Form S-3 with the SEC for the issuance of additional shares in connection with IBGH requesting redemption of a portion of its member interests in IBG LLC. On August 4, 2011, a Prospectus Supplement (File Number 333-176053) was filed by the Company with the SEC to issue 1,983,624 shares of Common Stock in exchange for an equivalent number of shares of member interests in IBG LLC. The Company expects that, other than in the case of a material

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

4. Equity and Earnings Per Share (Continued)

redemption, future redemptions will be funded through the issuance of Common Stock under this or future shelf registrations. Three hundred sixty (360) million shares of authorized Common Stock have been reserved for future sales and redemptions.

        Subsequent to the IPO and with the consent of IBG Holdings LLC and IBG, Inc. (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed to redeem membership interests from IBG Holdings LLC as follows:

	Fair Value	Price per Equivalent Class A Share
2008	$72,015	$29.99
2009	14,738	14.85
2010	27,204	16.80
2011	29,199	14.72

        As a consequence of these transactions, and distribution of shares to employees (Note 13), IBG, Inc.'s interest in IBG LLC has increased to approximately 11.5%, with IBG Holdings LLC owning the remaining 88.5% as of December 31, 2011. The redemptions also resulted in an increase in the IBG Holdings LLC interest held by Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 86.3% at December 31, 2011.

        Since consummation of the IPO and Recapitalization, IBG, Inc.'s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As described previously in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of IBG Holdings LLC's ownership of IBG LLC. At December 31, 2011 and 2010, 1,000,000,000 shares of Class A common stock were authorized, of which 55,693,261 and 50,298,024 shares have been issued; and 45,576,791 and 42,231,551 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of December 31, 2011 and 2010, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of December 31, 2011 and 2010, respectively.

        As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc. the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. A deferred tax asset of $380,785 was recorded as of the IPO date, which deferred tax asset is a component of Other Assets in the consolidated statement of financial condition and is being amortized as additional deferred income tax expense over 15 years from the IPO date, as allowable under current tax law. In connection with the 2011 redemption of IBGH member interests in exchange for Common Stock, a deferred tax asset of $2,984 was recorded, which deferred tax asset is being amortized as additional deferred income tax expense, over 15 years from August 2011. As of December 31, 2011 and 2010, the unamortized balance of these deferred tax assets was $297,881 and $313,526, respectively.

        IBG, Inc. also entered into an agreement (the "Tax Receivable Agreement") with IBG Holdings LLC to pay IBG Holdings LLC (for the benefit of the former members of IBG LLC) 85% of

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

4. Equity and Earnings Per Share (Continued)

the tax savings that IBG, Inc. actually realizes as the result of tax basis increases. As of the IPO date, a payable to IBG Holdings LLC of $323,668 was recorded by IBG, Inc. and, in connection with the 2011 redemption, an additional payable of $2,537 was recorded. These payables, net of payments made to IBGH, are reported as Payable to Affiliate in the consolidated statement of financial condition.

        Amounts payable under the Tax Receivable Agreement are subject to repayment to IBG Holdings LLC annually upon the filing of IBG, Inc.'s federal income tax return. The Company has paid IBG Holdings LLC a total of $54.6 million through December 31, 2011 pursuant to the terms of the Tax Receivable Agreement.

        The remaining 15%, $57,117 and $448 at the IPO and in connection with the 2011 redemption, respectively, is accounted for as a permanent increase to additional paid-in capital in the consolidated statement of financial condition.

Stock Repurchase Program

        In September 2008, the Company's Board of Directors approved the repurchase of up to eight (8) million shares of its Class A common stock by IBG LLC. Shares may be purchased from time to time in the open market and in private transactions if the company deems the price appropriate. In November 2008, 65,800 shares were repurchased at a cost of $866, and are being held as Treasury Stock.

Earnings per Share

        Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period:

	Year-ended December 31,
	2011	2010	2009
Basic earnings per share:
Net income (loss) available for common stockholders	$61,858	$(9,550)	$35,789

Weighted average shares of common stock outstanding:
Class A	43,924,454	41,870,826	40,973,190
Class B	100	100	100

	43,924,554	41,870,926	40,973,290

Basic earnings per share	$1.41	$(0.23)	$0.87

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

4. Equity and Earnings Per Share (Continued)

        Diluted earnings per share are calculated utilizing the Company's basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares:

	Year-ended December 31,
	2011	2010	2009
Diluted earnings per share:
Net income (loss) available for common stockholders—basic	$61,858	$(9,550)	$35,789
Adjustments for potentially dilutive common shares	—	—	—

Net income (loss) available for common stockholders	$61,858	$(9,550)	$35,789

Weighted average shares of common stock outstanding:
Class A:
Issued and outstanding	43,924,454	41,870,826	40,973,190
Potentially dilutive common shares:
Issuable pursuant to 2007 ROI Unit Stock Plan	440,348	627,779	826,199
Class B	100	100	100

	44,364,902	42,498,705	41,799,489

Diluted earnings per share	$1.39	$(0.22)	$0.86

        Earnings per share were impacted by a tax benefit that the Company recognized during preparation of the 2010 income tax returns. In connection with the special dividend paid by our Swiss operating company in December 2010, we were able to capture additional foreign tax credits, which resulted in an estimated $0.12 increase in diluted earnings per share.

Member and Stockholder Dividends

        In April, June, September and December 2011, IBG LLC paid dividends to its members totaling $197.8 million, of which IBG, Inc.'s proportionate share was $23.6 million. Commencing during the quarter ended June 30, 2011, the Company paid quarterly cash dividends of $0.10 per share of Common Stock, totaling $13.5 million.

        On January 19, 2012, the Company declared a cash dividend of $0.10 per common share, payable on March 14, 2012 to shareholders of record as of March 1, 2012.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

5. Comprehensive Income

        Comprehensive income is comprised of Net Income and Other Comprehensive Income ("OCI"). The Company's OCI is comprised of foreign currency translation adjustments, which arise from changes in the U.S. dollar value of the net worth of the Company's international Operating Companies during respective reporting periods. The following table presents Comprehensive Income, net of income taxes, and Earnings Per Share on Comprehensive Income:

	Year-ended December 31,
	2011	2010	2009
Net income (loss) available for common stockholders	$61,858	$(9,550)	$35,789
Other comprehensive income (loss):
Cumulative translation adjustment, before income taxes	(4,480)	16,164	11,079
Income taxes related to items of other comprehensive income	(1,830)	5,941	4,072

Other comprehensive income (loss), net of tax	(2,650)	10,223	7,007

Comprehensive income available for common stockholders	$59,208	$673	$42,796

Earnings per share on comprehensive income:
Basic	$1.35	$0.02	$1.04

Diluted	$1.33	$0.02	$1.02

Weighted average common shares outstanding:
Basic	43,924,554	41,870,926	40,973,290

Diluted	44,364,902	42,498,705	41,799,489

6. Fair Value

        The following tables set forth, by level within the fair value hierarchy (Note 2), financial assets and liabilities, primarily financial instruments owned and financial instruments sold, but not yet purchased at fair value as of December 31, 2011 and 2010. As required by ASC 820, assets and liabilities are

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

6. Fair Value (Continued)

classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Financial Assets At Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory purposes	$747,857	$440,408	$—	$1,188,265
Financial instruments owned:
Stocks	671,881	—	—	671,881
Options	4,113,539	—	—	4,113,539
U.S. and foreign government obligations	10,908	—	—	10,908
Warrants	113,603	—	—	113,603
Corporate and municipal bonds	36,587	60,501	—	97,088
Discount certificates	60,675	—	—	60,675
Currency forward contracts	—	1,577	—	1,577

	5,007,193	62,078	—	5,069,271

Financial instruments owned and pledged as collateral:
Stocks	1,373,990	—	—	1,373,990
Corporate and municipal bonds	4,402	—	—	4,402
U.S. and foreign government obligations	167,415	—	—	167,415

	1,545,807	—	—	1,545,807

	6,553,000	62,078	—	6,615,078

Other assets—investments in non-market making securities:
Investments in common stock	3,782	—	—	3,782
Investments in other non-market making securities	1,260	89,472	—	90,732

	5,042	89,472	—	94,514

	$7,305,899	$591,958	$—	$7,897,857

	Financial Liabilities At Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased:
Stocks	$1,796,160	$—	$—	$1,796,160
Options	4,233,533	—	—	4,233,533
Warrants	240	—	—	240
Corporate bonds	61,166	61,511	—	122,677
Currency forward contracts	—	3,538	—	3,538

	$6,091,099	$65,049	$—	$6,156,148

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

6. Fair Value (Continued)

	Financial Assets At Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory purposes	$146,976	$440,773	$—	$587,749
Financial instruments owned:
Stocks	1,318,003	—	—	1,318,003
Options	3,893,695	—	—	3,893,695
U.S. and foreign government obligations	8,408	—	—	8,408
Warrants	85,740	—	—	85,740
Corporate and municipal bonds	47,757	48,895	—	96,652
Discount certificates	18,217	—	—	18,217
Currency forward contracts	—	214	—	214

	5,371,820	49,109	—	5,420,929

Financial instruments owned and pledged as collateral:
Stocks	1,633,383	—	—	1,633,383
U.S. and foreign government obligations	368,105	—	—	368,105

	2,001,488	—	—	2,001,488

	7,373,308	49,109	—	7,422,417

Other assets—investments in common stock	—	2,239	—	2,239

	$7,520,284	$492,121	$—	$8,012,405

	Financial Liabilities At Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased:
Stocks	$2,256,259	$—	$—	$2,256,259
Options	3,765,862	—	—	3,765,862
Warrants	12	—	—	12
Corporate bonds	48,419	50,734	—	99,153
Currency forward contracts	—	3,938	—	3,938

	$6,070,552	$54,672	$—	$6,125,224

        As of December 31, 2011 and 2010, the Company did not hold any sovereign obligations of Portugal, Ireland, Italy, Greece or Spain.

7. Collateralized Transactions

        The Company enters into securities borrowing and lending transactions and agreements to repurchase and resell securities to finance trading inventory, to obtain securities for settlement and to earn residual interest rate spreads. In addition, the Company's customers pledge their securities owned to collateralize margin loans. Under these transactions, the Company either receives or provides collateral, including equity, corporate debt and U.S. government securities. Under many agreements,

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

7. Collateralized Transactions (Continued)

the Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties to cover short positions. Amounts relating to collateralized transactions at December 31, 2011 and 2010 are summarized as follows (millions):

	December 31, 2011		December 31, 2010
	Permitted to Repledge	Repledged	Permitted to Repledge	Repledged
Securities received as Collateral:
Securities lending transactions	$2,670	$2,657	$3,212	$3,212
Agreements to resell(1)	4,174	4,174	2,730	2,730
Customer margin securities	9,797	853	9,756	649

	$16,641	$7,684	$15,698	$6,591

(1)
At December 31, 2011, $3,801, or 91% (at December 31, 2010, $2,394, or 88%), of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

        In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. At December 31, 2011, substantially all government obligations owned were pledged to clearing organizations.

        Financial instruments owned and pledged, where the counterparty has the right to repledge, at December 31, 2011 and 2010 consisted of the following (millions):

	December 31, 2011	December 31, 2010
Stocks	$1,374	$1,633
Corporate and municipal bonds	4	—
U.S. and foreign government obligations	167	368

	$1,545	$2,001

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

        Margin loans are extended on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the account and an overall evaluation of the portfolio to ensure proper diversification or,

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

7. Collateralized Transactions (Continued)

in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company's collateral policies significantly limits the Company's credit exposure to margin loans in the event of a customer's default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. At December 31, 2011 and 2010, approximately $7.0 billion of customer margin loans were outstanding.

8. Investments

        As of December 31, 2011 and 2010, the carrying values of the Company's equity method investments in electronic exchange and investment banking platforms were:

	December 31,
	2011	2010
OneChicago LLC	$12,606	$13,673
Boston Options Exchange, LLC ("BOX")	8,960	6,096
CBOE Stock Exchange, LLC	2,459	2,647
Factor Advisors, LLC	1,241	1,015
Courant Fund II, L.P.	—	2,916

	$25,266	$26,347

        Transactions and related balances with equity investees were:

	2011	2010	2009
Other income (market maker incentives)	$—	$—	$747

Exchange fees (execution and clearing expenses)	$9,363	$7,353	$2,358

	December 31,
	2011	2010
Receivable (other assets)	$81	$640

Payable (accounts payable, accrued expenses and other liabilities)	$2,676	$1,820

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

8. Investments (Continued)

        In June 2010, in connection with its demutualization, the Chicago Board Options Exchange ("CBOE") issued the Company 357,548 shares of restricted common stock, 320,000 shares in exchange for the Company's CBOE memberships and 37,548 shares in connection with a settlement between the CBOE and the Chicago Board Of Trade. At issuance, the shares were restricted from sale. Restrictions on one-half of the shares lapsed in December 2010; the remaining restriction expired in June 2011, at which respective times the Company sold its unrestricted shares.

        During 2011, the Company, through IBG LLC, made non-market making trading investments in common stock and corporate debt securities of several publically traded companies, including MF Global Holdings Ltd. ("MF"). MF filed for bankruptcy on October 31, 2011. In response, the Company reduced the fair value of its investment in MF common stock to zero, recognizing a loss of $39.0 million for the year, which loss has been reported as a component of Other Income (Note 12).

        In February 2011, the Company increased its equity method investment in Factor Advisors, LLC, investing $500. In September, Courant Fund II, L.P. ("Courant") announced that it would be ceasing operations and liquidating. During the 4th Quarter of 2011, Courant distributed $2.7 million to the Company, representing the Company's proportionate share of Courant's net assets at liquidation.

        In December 2011, the Company invested $1.4 million in Quadriserv Inc., an electronic securities lending platform provider, in addition to $7.5 million invested in February 2009. The Company accounts for this investment under the cost method.

9. Short-Term Borrowings

        Short-term borrowings consist primarily of collateralized borrowing facilities with clearing banks in multiple currencies that bear interest at fluctuating overnight rates based on interbank funds rates prevailing in the respective currencies. In addition, the Company has available secured and unsecured overnight bank loan facilities. All short-term borrowings outstanding at December 31, 2011 and 2010 were either repaid on the next business day or rolled forward and, accordingly, their carrying values approximated their fair values.

        As of December 31, 2011 and 2010, short-term borrowings consisted of:

	2011		2010
	Principal	Weighted Average Rates	Principal	Weighted Average Rates
Overnight borrowing facilities	$6,538	1.26%	$187,380	0.07%

        Interest expense on short term borrowings for each of the three years ended December 31, 2011, 2010 and 2009 was $2,204, $3,196 and $5,346, respectively.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

10. Senior Notes Payable

        At December 31, 2011 and 2010, IBG LLC had $101,411 and $194,603, respectively, of senior notes outstanding. Senior notes issued during and subsequent to June 2011 have a 3% per annum interest rate. All senior notes outstanding at December 31, 2011 were 3% notes. Of the senior notes outstanding at December 31, 2010 $46,918 were 7% notes and $147,685 were 5% notes. All senior notes have either a 15-month or an 18-month maturity. IBG LLC may, solely at its option, redeem the senior notes at any time on or after a specified date in the third month or the sixth month, respectively, after the date on which the senior notes are issued and sold (the "Optional Redemption Date"), at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued interest.

        Based on a review of its available liquidity resources, which resulted in a determination of a strong liquidity position, in January 2012, the Company decided to discontinue the Senior Notes Program. It is the Company's intention that no new Senior Notes will be issued, and all Senior Notes outstanding as of December 31, 2011 will be redeemed by June 2012.

11. Senior Secured Revolving Credit Facility

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

        At maturity, subject to meeting certain terms of the facility, the Company will have an option to convert the facility to a one-year term loan. At December 31, 2010, $100 million in borrowings were outstanding under this credit facility. At December 31, 2011, no borrowings were outstanding under this credit facility and IBG LLC was in compliance with all of the covenants.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

12. Other Income

        The components of other income for the three years ended December 31, 2011, 2010 and 2009 were:

	2011	2010	2009
Payments for order flow	$23,597	$24,288	$35,073
Market data fees	37,481	30,241	23,594
Exchange fee income	4,593	5,072	3,542
Market maker incentives	1,002	2,471	7,237
Gains (Losses) on non-market making securities	(35,467)	7,660	(2,715)
Losses from equity investments	(1,771)	(3,383)	(8,939)
Non-market making net translation gains (losses)	12,160	(10,602)	(1,844)
Other, net	1,391	4,667	5,312

	$42,986	$60,414	$61,260

        Payments for order flow are earned from various options exchanges based upon options trading volume originated by the Operating Companies. Market data fees are charged to customers based upon market data services provided. Various exchanges pay the Company market maker incentives for its market making efforts on those exchanges. Gains and losses on non-market making securities are generated when the Company has investments in securities that are traded, but are not held for the Group's market making operations or securities which are subject to restrictions.

13. Employee Incentive Plans

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

        As of December 31, 2011 and 2010, payables to employees for ROI Dollar Units were $10,088 and $15,415, respectively. Of these payable amounts, $10,088 and $4,613 were vested as of December 31, 2011 and 2010, respectively. These amounts are included in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. Compensation expense for the

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

13. Employee Incentive Plans (Continued)

ROI Dollar Unit plan, included in the consolidated statements of comprehensive income was $1,499, $1,573 and $3,934 for the years ended December 31, 2011, 2010 and 2009 respectively.

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

        Of the fair value at the date of grant, $17,806 represented the accumulated ROI Dollar Unit value elected to be invested by employees in Common Stock and such amount was accrued for as of December 31, 2006. The remainder is being ratably accrued as compensation expense by the Company from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule. Compensation expense for the 2007 ROI Unit Stock Plan and related grants under the 2007 Stock Incentive Plan, net of the effect of forfeitures, included in the consolidated statements of comprehensive income for the years ended December 31, 2011, 2010 and 2009 was $3,878, $3,513 and $3,752 respectively. Estimated future compensation costs for unvested awards at December 31, 2011 are $6.1 million.

2007 Stock Incentive Plan

        Under the Interactive Brokers Group, Inc. 2007 Stock Incentive Plan (the "Stock Incentive Plan" or "SIP"), up to 20.0 million shares of Common Stock may be granted and issued to directors, officers, employees, contractors and consultants of IBG, Inc. and its subsidiaries. A 10.8 million share increase in shares allocated to the SIP, first reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, was approved by the Company's Compensation Committee and Board of Directors in December 2010, and was approved by stockholders at the Company's April 2011 annual meeting. The purpose of the Stock Incentive Plan is to promote IBG, Inc.'s long-term financial success by attracting, retaining and rewarding eligible participants.

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

13. Employee Incentive Plans (Continued)

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

        Shares granted to external directors vest, and are distributed, over a five-year period (20% per year) commencing one year after the date of grant. 14,940 shares have been granted to the external directors cumulatively since the IPO.

        Stock Incentive Plan share grants (excluding 21,009 shares issued pursuant to the 2007 ROI Unit Stock Plan above) and the related fair values at the date of grant were:

	Shares	Fair Value at Date of Grant ($000's)
In connection with IPO	927,943	$27,847
July 31, 2007	16,665	404
December 31, 2007	1,055,206	32,876
December 31, 2008	2,065,432	35,600
December 31, 2009	2,448,031	42,796
December 31, 2010	2,513,738	43,255
December 31, 2011	3,411,613	50,753

	12,438,628	$233,531

        On January 6, 2012, an additional one-time grant of 1,210,792 SIP shares, with a grant date fair value of $18.3 million, was awarded to employees. These additional grants are subject to the same terms and conditions as other employee SIP grants.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

13. Employee Incentive Plans (Continued)

        Total share distributions under the SIP and ROI Unit Stock Plan have been as follows:

	Total Shares	Fair Value at Date of Grant ($000's)	Shares sold by employees to meet withholding obligations
In connection with IPO	189,617	$5,681	45,857
2008	458,655	13,881	121,852
2009	680,164	17,898	175,362
2010	1,014,772	23,742	265,971
2011	1,361,616	29,678	370,310

        The following is a summary of Stock Plan activity for the period from January 1, 2009 through December 31, 2011:

	Shares
	2007 Stock Incentive Plan Shares	2007 ROI Unit Stock Plan Shares
Balance, December 31, 2008	3,715,073	926,813
Granted	2,448,031
Forfeited by employees	(29,740)	(5,397)
Distributed to employees	(492,310)	(187,854)

Balance, December 31, 2009	5,641,054	733,562

Granted	2,513,738
Forfeited by employees	(63,650)	(2,179)
Distributed to employees	(828,002)	(186,770)

Balance, December 31, 2010	7,263,140	544,613

Granted	3,411,613
Forfeited by employees	(91,843)	(764)
Distributed to employees	(1,173,916)	(187,700)

Balance, December 31, 2011	9,408,994	356,149

        Estimated future grants under the Stock Incentive Plan are being accrued for ratably during each year under the ASC 718 "Graded Vesting" method. Compensation expense recognized in the consolidated statements of comprehensive income for the years ended December 31, 2011, 2010 and 2009, were $45,308, $38,187 and $35,650, respectively. Estimated future compensation costs for unvested awards at December 31, 2011 are $37.1 million.

        Shares granted under the ROI Unit Stock Plan and the Stock Incentive Plan are subject to forfeiture in the event an employee ceases employment with the Company. The plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans' post-employment provisions will forfeit 50% of unvested previously granted shares

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

13. Employee Incentive Plans (Continued)

unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested shares previously granted. Distributions of remaining shares granted on or before January 1, 2009 to former employees will occur within 90 days of the anniversary of the termination of employment date over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year. Distributions of remaining shares granted on or after January 1, 2010 to former employees will occur over the remaining vesting schedule applicable to each grant. Through December 31, 2011, a total of 19,369 shares have been distributed under these post-employment provisions. These distributions are included in the Stock Plans activity tables above.

14. Income Taxes

        Income tax expense for the three years ended December 31, 2011, 2010 and 2009 differs from the U.S. federal statutory rate due to the differing effective tax rates in foreign, state and local jurisdictions where certain operating companies are subject to corporate taxation. Deferred income taxes arise due to the amortization of the deferred tax assets recognized in connection with the Common Stock offerings (Note 4), valuation of THE's financial assets and liabilities and temporary differences arising from the deductibility of compensation and depreciation expenses in different time periods for book and tax return purposes.

        For the three years ended December 31, 2011, 2010 and 2009, the provision for income taxes consisted of:

	2011	2010	2009
Current:
Federal	$3,221	$20,604	$139
State and local	675	161	(220)
Foreign	24,805	33,652	76,533

Total current	28,701	54,417	76,452

Deferred:
Federal	17,678	18,915	16,343
State and local	(28)	(25)	(47)
Foreign	7,538	(13,026)	(38,610)

Total deferred	25,188	5,864	(22,314)

	$53,889	$60,281	$54,138

        A reconciliation of the statutory U.S. Federal income tax rate of 35% to the Company's effective tax rate is set forth below:

	2011	2010	2009
U.S. Statutory Tax Rate	35.0%	35.0%	35.0%
Rate benefit attributable to non-controlling interest	(29.5)%	(29.8)%	(29.2)%
State, local and foreign taxes, net of federal benefit	1.8%	12.5%	4.1%

	7.3%	17.7%	10.0%

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

14. Income Taxes (Continued)

        Significant components of the Company's deferred tax assets (liabilities), which are respectively reported in other assets and in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition, as of December 31, 2011 and 2010 were as follows:

	2011	2010
Deferred tax assets:
Deferred tax assets arising from Common Stock offerings	$297,881	$313,562
Deferred compensation	5,078	4,736
Other	182	1,380

Total deferred tax assets	$303,141	$319,678

Deferred tax liabilities:
Foreign, primarily THE	$11,573	$7,937
Other comprehensive income	10,454	12,284
Other	4,100	54

Total deferred tax liabilities	26,127	20,275

Net deferred tax assets	$277,014	$299,403

        The retained earnings of certain foreign subsidiaries of IBG, Inc., which are considered permanently reinvested, may be subject to additional U.S. income taxes if such earnings were to be distributed. The Company has not provided deferred U.S income taxes since the tax bases of such subsidiaries exceed their book bases. In December 2010, THE declared a dividend of $990.3 million to IBG LLC (Note 4). The Company recognized income tax expense, net of available foreign tax credits, of $24.2 million on its proportionate share of this dividend. When filing its 2010 U.S. Federal Income Tax Returns, the Company was able to capture additional foreign tax credits of $5.3 million.

        As of and for the years ended December 31, 2011 and 2010, the Company had no unrecognized tax liabilities as defined under ASC 740, Income Taxes and no valuation allowances on deferred tax assets were required. The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2011, the Company's tax years for 2007 through 2011 are subject to examination by the respective tax authorities. With few exceptions, as of December 31, 2011, the Company is no longer subject to U.S. Federal, state, local or foreign examinations by tax authorities for years before 2007.

15. Property and Equipment

        Property and equipment which are included in other assets in the consolidated statements of financial condition and are comprised of leasehold improvements, computer hardware, software

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

15. Property and Equipment (Continued)

developed for the Company's internal use and office furniture and equipment, at December 31, 2011 and 2010 consisted of:

	2011	2010
Leasehold improvements	$26,613	$25,943
Computer equipment	11,691	10,654
Internally developed software	32,116	31,611
Office furniture and equipment	5,702	6,045

	76,122	74,253
Less—accumulated depreciation and amortization	(40,183)	(33,158)

Property and equipment, net	$35,939	$41,094

        Depreciation and amortization of $18,700, $18,702 and $21,074 for the three years ended December 31, 2011, 2010 and 2009, respectively, is included in occupancy, depreciation and amortization expenses in the consolidated statements of comprehensive income.

16. Commitments, Contingencies and Guarantees

Litigation

        The Company is subject to certain pending and threatened legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. IBG, Inc. cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period.

        On February 3, 2010, Trading Technologies International, Inc. ("Trading Technologies") filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against Interactive Brokers Group, Inc., IBG LLC, IBG Holdings LLC, and Interactive Brokers LLC. Thereafter, Trading Technologies dismissed Interactive Brokers Group, Inc. and IBG Holdings LLC from the case, leaving only IBG LLC and Interactive Brokers LLC as defendants ("Defendants"). The operative complaint, as amended, alleges that the Defendants have infringed and continue to infringe twelve U.S. patents held by Trading Technologies. Trading Technologies is seeking, among other things, unspecified damages and injunctive relief. The case is in the early stages and discovery has yet to begin. While it is too early to predict the outcome of the matter, we believe we have meritorious defenses to the allegations made in the complaint and intend to defend ourselves vigorously against them. However, litigation is inherently uncertain and there can be no guarantee that the Company will prevail or that the litigation can be settled on favorable terms.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

16. Commitments, Contingencies and Guarantees (Continued)

        IBG, Inc. accounts for potential losses related to litigation in accordance with ASC 450, Contingencies. As of December 31, 2011 and 2010, reserves provided for potential losses related to litigation matters were not material.

Leases

        Operating Companies have non-cancelable operating leases covering office space. All but one of the office space leases are subject to escalation clauses based on specified costs incurred by the respective landlords and contain renewal elections. Rent expense calculated on a straight-line basis for the Group was $12,751, $12,006 and $12,164 for the three years ended December 31, 2011, 2010 and 2009, respectively, and is reported in occupancy, depreciation and amortization expenses in the consolidated statements of comprehensive income. As of December 31, 2011, the Company's minimum annual lease commitments were as follows:

Year
2012	$11,646
2013	9,596
2014	4,622
2015	3,551
2016	3,498
Thereafter	4,291

$37,204

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

16. Commitments, Contingencies and Guarantees (Continued)

Other Commitments

        Certain clearing houses and clearing banks and firms used by certain Operating Companies are given a security interest in certain assets of those Operating Companies held by those clearing organizations. These assets may be applied to satisfy the obligations of those Operating Companies to the respective clearing organizations.

17. Segment and Geographic Information

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

        Management believes that the following information by business segment provides a reasonable representation of each segment's contribution to total net revenues and income before income taxes for the three years ended December 31, 2011, and to total assets as of December 31, 2011 and 2010:

	Year ended December 31,
	2011	2010	2009
Net revenues:
Electronic brokerage	$691,475	$547,272	$474,415
Market making	698,471	379,180	626,395
Corporate and eliminations	(31,634)	(4,344)	(470)

Total net revenues	$1,358,312	$922,108	$1,100,340

Income before income taxes:
Electronic brokerage	$370,325	$273,996	$229,609
Market making	413,142	88,194	328,511
Corporate and eliminations	(42,399)	(24,775)	(19,837)

Total income before income taxes	$741,068	$337,415	$538,283

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

17. Segment and Geographic Information (Continued)

	December 31, 2011	December 31, 2010
Segment assets:
Electronic brokerage	$20,707,771	$17,356,632
Market making	14,389,427	14,609,564
Corporate and eliminations	(4,692,833)	(3,466,157)

Total assets	$30,404,365	$28,500,039

        In connection with its ongoing review and analysis of the costs of operating its businesses, commencing in the second quarter of 2011, IBG LLC has increased its allocation of corporate expenses to the operating segments in the form of intercompany administrative fees to include non-cash compensation, primarily SIP costs. Increased intercompany administrative fees, which are eliminated in consolidation, will affect the operating segments' income before income taxes. The effect for the year ended December 31, 2011 was an increase in net costs charged to the Electronic Brokerage segment of $6.3 million, and to the Market Making segment of $4.7 million, respectively, offset by increases in intercompany fee revenue recognized in the Corporate segment.

        The Company operates its automated global business in U.S. and international markets on more than 100 exchanges and market centers. A significant portion of IBG, Inc.'s net revenues are generated by subsidiaries operating outside the United States. International operations are comprised of market making and electronic brokerage activities in 24 countries in Europe, Asia and North America (outside the United States). The following table presents total net revenues and income before income taxes by geographic area for the three years ended December 31, 2011:

	Year ended December 31,
	2011	2010	2009
Net revenues:
United States	$980,146	$753,983	$751,808
International	418,024	176,854	349,805
Corporate and eliminations	(39,858)	(8,729)	(1,273)

Total net revenues	$1,358,312	$922,108	$1,100,340

Income before income taxes:
United States	$608,709	$407,481	$408,727
International	182,635	(41,197)	150,317
Corporate and eliminations	(50,276)	(28,869)	(20,761)

Total income before income taxes	$741,068	$337,415	$538,283

18. Regulatory Requirements

        At December 31, 2011, aggregate excess regulatory capital for all of the Operating Companies was $2.62 billion.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

18. Regulatory Requirements (Continued)

        TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the CFTC's minimum financial requirements (Regulation 1.17), and THE is subject to the Swiss National Bank eligible equity requirement. Additionally, THSHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, THA is subject to the Australian Stock Exchange liquid capital requirement, THC and IBC are subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, IBUK is subject to the U.K. Financial Services Authority financial resources requirement, IBI is subject to the National Stock Exchange of India net capital requirements and IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements. The following table summarizes capital, capital requirements and excess regulatory capital (millions):

	Net Capital/ Eligible Equity	Requirement	Excess
IB LLC	$1,246	$162	$1,084
TH LLC	826	36	790
THE	603	236	367
Other regulated operating companies	398	16	382

	$3,073	$450	$2,623

        At December 31, 2011, all of the regulated Operating Companies were in compliance with their respective regulatory capital requirements.

        Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain entities within IBG, Inc. are subject to other regulatory restrictions and requirements.

19. Related Party Transactions

        Receivable from affiliate represents amounts advanced to IBG Holdings LLC and payable to affiliate represents amounts payable to IBG Holdings LLC under the Tax Receivable Agreement (Note 4).

        Included in receivable from and payable to customers in the accompanying consolidated statements of financial condition as of December 31, 2011 and 2010 were account receivables of directors, officers and their affiliates of $1,291 and $41 and payables of $510,623 and $748,460, respectively. Included in senior notes payable at December 31, 2011 and 2010 were senior notes purchased by directors and their affiliates of $-0- and $10,443, respectively.

20. Immaterial Restatement

        In preparing its Annual Report on Form 10-K for the year ended December 31, 2011, the Company identified that it had interpreted the requirements of ASC 718, Compensation—Stock Compensation, in error. Based upon the forfeiture provisions of the Stock Incentive Plan (Note 13), ASC 718 requires the Company to expense 50% of the grant date value of SIP awards in the year of grant, in addition to expensing the remainder of the grant value over the seven-year service period attributable to each grant. The method reflected in previous reporting was to expense the entire grant value over the seven-year service period. While total expense over the life cycle of the grants is unchanged, this treatment accelerates

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

20. Immaterial Restatement (Continued)

the recognition of SIP-related compensation expense to earlier years and decreases expense recognition in subsequent years. The effects of correcting this error on prior years' financial statements are as follows:

(in thousands, except for per share amounts)	Previously reported	Adjustments	As restated
Effect on Statement of Comprehensive Income:
2009
Employee compensation and benefits	$175,827	$6,210	$182,037

Income before income taxes	$544,493	$(6,210)	$538,283
Income tax expense	54,379	(241)	54,138

Net income	490,114	(5,969)	484,145
Less net income attributable to non-controlling interests	453,912	(5,556)	448,356

Net income (loss) available for common stockholders	$36,202	$(413)	$35,789

Earnings per share:
Basic	$0.88	$(0.01)	$0.87

Diluted	$0.87	$(0.01)	$0.86

2010
Employee compensation and benefits	$200,155	$3,404	$203,559

Income before income taxes	$340,819	$(3,404)	$337,415
Income tax expense	60,413	(132)	60,281

Net income	280,406	(3,272)	277,134
Less net income attributable to non-controlling interests	289,722	(3,038)	286,684

Net income (loss) available for common stockholders	$(9,316)	$(234)	$(9,550)

Earnings per share:
Basic	$(0.22)	$(0.01)	$(0.23)

Diluted	$(0.22)	$—	$(0.22)

Effect on Statement of Financial Condition and Statement of Changes in Equity:
December 31, 2008
Retained earnings	$141,207	$(1,542)	$139,665

Non-controlling interests	$3,894,207	$(21,207)	$3,873,000

Total equity	$4,408,061	$(22,749)	$4,385,312

December 31, 2009
Retained earnings	$177,409	$(1,955)	$175,454

Non-controlling interests	$4,302,185	$(26,763)	$4,275,422

Total equity	$4,877,131	$(28,718)	$4,848,413

December 31, 2010
Other assets (deferred tax assets)	$479,806	$1,271	$481,077

Accounts payable, accrued expenses and other liabilities	$409,757	$33,261	$443,018

Retained earnings	$92,504	$(2,189)	$90,315

Non-controlling interests	$3,732,660	$(29,801)	$3,702,859

Total equity	$4,220,487	$(31,990)	$4,188,497

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

21. Subsequent Events

        As required by ASC 855-10-50, the Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date the consolidated financial statements were issued.

        No recordable or disclosable events, not otherwise reported in these financial statements or the notes thereto, occurred.

*****

SUPPLEMENTARY DATA

Unaudited Quarterly results

        The Company's unaudited quarterly results for 2011 and 2010 reflect the consolidated operating results of IBG, Inc and its subsidiaries.

	2011 Quarterly Data
	First	Second	Third	Fourth
Revenues	$385.6	$321.4	$408.9	$328.7
Interest expense	17.7	24.5	23.3	20.8

Net Revenues	367.9	296.9	385.6	307.9

Non-interest expenses:
Execution and clearing	66.2	66.1	82.1	66.9
Employee compensation and benefits	52.4	52.6	56.2	55.1
Other	27.3	29.1	29.5	33.7

Total non-interest expenses	145.9	147.8	167.8	155.7

Income before income taxes	222.0	149.1	217.8	152.2
Income tax expense	18.7	12.5	15.3	7.4
Non-controlling interests	187.0	127.1	180.0	131.2

Net Income	$16.3	$9.5	$22.5	$13.6

Basic earnings per share	$0.38	$0.22	$0.50	$0.30

Diluted earnings per share	$0.38	$0.22	$0.50	$0.30

Comprehensive Income:
Net Income	$16.3	$9.5	$22.5	$13.6
Other comprehensive income (loss):
Cumulative translation adjustment, before income taxes	1.9	6.1	(10.1)	(2.4)
Income taxes related to items of other comprehensive income	0.7	2.2	(3.7)	(1.1)

Other comprehensive income (loss), net of tax	1.2	3.9	(6.4)	(1.3)

Comprehensive income available for common stockholders	$17.5	$13.4	$16.1	$12.3

Comprehensive income attributable to non-controlling interests:
Net income attributable to non-controlling interests	$187.0	$127.1	$180.0	$131.2
Other comprehensive income (loss)—cumulative translation adjustment	16.6	50.1	(75.9)	(18.6)

Comprehensive income attributable to non-controlling interests	$203.6	$177.2	$104.1	$112.6

	2010 Quarterly Data
	First	Second	Third	Fourth
Revenues	$225.7	$243.9	$315.1	$203.6
Interest expense	15.1	17.8	16.0	17.3

Net Revenues	210.6	226.1	299.1	186.3

Non-interest expenses:
Execution and clearing	69.7	75.5	61.9	65.5
Employee compensation and benefits	50.5	49.5	49.6	54.0
Other	25.5	29.0	25.7	28.3

Total non-interest expenses	145.7	154.0	137.2	147.8

Income before income taxes	64.9	72.1	161.9	38.5
Income tax expense	5.2	7.4	13.1	34.6
Non-controlling interests	55.8	60.9	137.7	32.3

Net Income	$3.9	$3.8	$11.1	$(28.4)

Basic earnings per share	$0.09	$0.09	$0.26	$(0.67)

Diluted earnings per share	$0.09	$0.09	$0.26	$(0.66)

Comprehensive Income:
Net Income	$3.9	$3.8	$11.1	$(28.4)
Other comprehensive income (loss):
Cumulative translation adjustment, before income taxes	(2.1)	(5.8)	17.4	6.7
Income taxes related to items of other comprehensive income	(0.6)	(2.2)	6.4	2.4

Other comprehensive income (loss), net of tax	(1.5)	(3.6)	11.0	4.3

Comprehensive income available for common stockholders	$2.4	$0.2	$22.1	$(24.1)

Comprehensive income attributable to non-controlling interests:
Net income attributable to non-controlling interests	$55.8	$60.9	$137.7	$32.3
Other comprehensive income (loss)—cumulative translation adjustment	(18.8)	(49.4)	144.7	55.7

Comprehensive income attributable to non-controlling interests	$37.0	$11.5	$282.4	$88.0

1.
The 2010 quarterly data has been updated to reflect the effect of the immaterial restatement related to stock compensation as described in Note 20 to the consolidated financial statements.

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

        Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of IBG, Inc.'s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on management's assessment and those criteria, management concluded that IBG, Inc. maintained effective internal control over financial reporting as of December 31, 2011.

        IBG, Inc.'s independent registered public accounting firm has audited and issued a report on its internal control over financial reporting, which appears below.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interactive Brokers Group, Inc.
Greenwich, CT

        We have audited the internal control over financial reporting of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2011 and the related consolidated statements of comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2011 and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements and included an explanatory paragraph concerning the early adoption of Accounting Standards Update 2011-05, Comprehensive Income, in 2011.

/s/ Deloitte & Touche LLP
New York, New York
February 29, 2012

Changes in Internal Control over Financial Reporting

        No change in our internal control over financial reporting occurred during the quarter ended December 31, 2011 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

  •
  "Item 2- Ratification of Appointment of Independent Registered Public Accounting Firm"

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report

1.     Consolidated Financial Statements

        The consolidated financial statements required to be filed in the annual report on Form 10-K are listed on page F1 hereof and in Part II, Item 8 hereof.

2.     Financial Statement Schedule

        The financial statement schedule required in the annual report on Form 10-K is listed on page F-1 hereof. The required schedule appears on pages F-1 through F-6 hereof.

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

*
Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2011, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the consolidated statements of financial condition, (ii) the consolidated statements of income, (iii) the consolidated statements of cash flows, (iv) the consolidated statement of changes in stockholders' equity and (v) Notes to Condensed Consolidated Financial Statements tagged in detail levels 1-4.

ITEMS. 15 (a)(1) and 15 (a)(2) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interactive Brokers Group, Inc.
Greenwich, CT

        We have audited the consolidated financial statements of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and the Company's internal control over financial reporting as of December 31, 2011, and have issued our reports thereon dated February 29, 2012 (our report on the audited consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph concerning the early adoption of Accounting Standards Update 2011-05, Comprehensive Income, in 2011); such reports are included in Form 10-K. Our audits also included the financial statement schedule of the Company listed in the accompanying index at Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
New York, New York
February 29, 2012

INTERACTIVE BROKERS GROUP, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

As of December 31, (in thousands, except share and per share amounts)	2011	2010
Assets
Cash and cash equivalents	$18	$325
Investments in subsidiaries, equity basis	537,701	435,665
Receivable from affiliates	11,759	37,344
Other assets	303,926	318,908

Total assets	$853,404	$792,242

Liabilities and stockholders' equity
Liabilities:
Payable to affiliates	$271,602	$284,858
Accrued expenses and other liabilities	10,567	21,746

	282,169	306,604

Stockholders' equity:
Common stock, $0.01 par value per share:
Class A—Authorized—1,000,000,000, Issued—55,693,261 and 50,298,024, Outstanding—45,576,791 and 42,231,551 shares at December 31, 2011 and 2010	557	503
Class B—Authorized, Issued and Outstanding—100 shares at December 31, 2011 and 2010	—	—
Additional paid-in capital	596,512	535,630
Retained earnings, including accumulated other comprehensive income of $10,454 and $12,284 at December 31, 2011 and 2010	157,188	111,452
Treasury stock, at cost, 10,116,470 and 8,066,473 shares at December 31, 2011 and 2010	(183,022)	(161,947)

Total stockholders' equity	571,235	485,638

Total liabilities and stockholders' equity	$853,404	$792,242

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

Year ended December 31, (in thousands)	2011	2010	2009
Revenues—dividends, interest and other	$5,217	$1,056	$—

Expenses:
Interest expense	—	2	—
Other	6	5	6
Delaware franchise taxes	180	165	165

Total expenses	186	172	171

Income (loss) before equity in income of subsidiary	5,031	884	(171)
Equity in income of subsidiary, net of tax	56,827	(10,434)	35,960

Net income (loss)	$61,858	$(9,550)	$35,789

Net income (loss) available for common stockholders	$61,858	$(9,550)	$35,789
Cumulative translation adjustment, net of tax	(2,650)	10,223	7,007

Comprehensive income	$59,208	$673	$42,796

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

Year ended December 31, (in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$61,858	$(9,550)	$35,789
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of subsidiary	(56,827)	10,434	(35,960)
Deferred income taxes	17,768	18,890	16,296
Changes in operating assets and liabilities	(33,207)	(63,328)	(61,557)

Net cash used in operating activities	(10,408)	(43,554)	(45,432)

Cash flows from investing activities	23,573	118,955	45,337

Cash flows from financing activities	(13,472)	(75,589)	—

Net decrease in cash and cash equivalents	(307)	(188)	(95)
Cash and cash equivalents at beginning of year	325	513	608

Cash and cash equivalents at end of year	$18	$325	$513

Supplemental disclosures of cash flow information:
Interest paid	$—	$2	$—

Taxes paid	$24,403	$5,311	$4,234

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

2. Transactions with Affiliates

        As of December 31, 2011 and 2010, receivables from IBG LLC of $11,700 and $4,588 related to the lending of excess funds at variable rates to IBG LLC for use in its operations. In addition, as of December 31, 2010, the Company had a receivable from Timber Hill Europe AG ("THE AG") as the Company's collection agent for refundable Swiss withholding taxes of $32,663 on the Company's proportionate share of the dividend paid by THE AG to IBG LLC in December 2010. This refund was received by the Company in 2011. Interest earned for the three years ended December 31, 2011, 2010 and 2009 was $68, $164 and $196, respectively. Dividends received from IBG LLC for the three years ended December 31, 2011, 2010 and 2009 were $23,573, $118,955 and $45,337, respectively.

        As of December 31, 2011 and 2010, payable to affiliates of $271,602 and $284,858 consisted substantially of amounts payable to IBG Holdings LLC under the Tax Receivable Agreement (refer to Note 4 to the consolidated financial statements).

3. Stockholders' Equity

        Refer to Note 4 to the consolidated financial statements.

4. Employee Stock Plans

        Refer to Note 13 to the consolidated financial statements.

5. Commitments, Contingencies and Guarantees

        Refer to Note 16 to the consolidated financial statements.

6. Subsequent Events

        As required by ASC 855-10-50 the Company has evaluated subsequent events for adjustment to or disclosure in its condensed financial statements through the date the financial statements were issued.

        No recordable or disclosable events, not otherwise reported in these financial statements or the notes thereto, occurred.

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
Date: February 29, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS PETERFFY Thomas Peterffy	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 29, 2012
/s/ PAUL J. BRODY Paul J. Brody	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer)	February 29, 2012
/s/ TIMOTHY E. ROGERS Timothy E. Rogers	Controller (Principal Accounting Officer)	February 29, 2012
/s/ LAWRENCE E. HARRIS Lawrence E. Harris	Director	February 29, 2012
/s/ HANS R. STOLL Hans R. Stoll	Director	February 29, 2012
/s/ IVERS W. RILEY Ivers W. Riley	Director	February 29, 2012