Form 10-Q
period 2012-03-31
Interactive Brokers Group, Inc.
filed 2012-05-15
CIK 1381197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

As of May 8, 2012, there were 45,579,884 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

INTERACTIVE BROKERS GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

PART I.  FINANCIAL INFORMATION

Explanatory Note
Rule 10−01(d) of Regulation S−X requires that interim financial statements included in quarterly reports on Form 10−Q be reviewed by an Independent Registered Public Accounting Firm using professional standards and procedures for conducting such reviews, as established by PCAOB Standards. The Company has been unable to obtain a review of its financial statements included in this report from its independent registered public accounting firm, Deloitte & Touche LLP, before the filing date because, as previously disclosed in the Company’s Form 8−K filed on May 15, 2012, the Company will be requesting an interpretation of  the Securities and Exchange Commission (“SEC”) with regard to its accounting for non-controlling interests in subsidiaries pursuant to ASC 810-10-45, ASC 815-40-25 and ASC 480-10-S99-3A, which may impact the Company’s presentation of non-controlling interests.  The Company has historically classified non-controlling interests as a component of total equity in its consolidated statement of financial condition.

The unresolved issue is whether non-controlling interests should be classified as permanent or temporary equity in the Registrant’s consolidated statement of financial condition.

The accounting treatment being examined has no effect on reported results of operations or earnings per share, or on the valuation or classification of assets or liabilities, for the current period or any previously reported periods; nor does it impact total equity, when including non-controlling interests.

The Company intends to request the SEC interpretation promptly following this filing, and to seek to resolve this issue by June 30, 2012.  However, there can be no assurance that the SEC will issue any guidance on the issue by such date, or at all.

The accompanying consolidated financial statements for the quarter ended March 31, 2012 have not been reviewed by an independent registered public accountant in accordance with Statement of Auditing Standards No. 100, Interim Financial Information (“SAS 100”).

Section 302 of the Sarbanes Oxley Act of 2002 (“Section 302”) requires our Chief Executive Officer and our Chief Financial Officer to certify concerning the Company’s disclosure controls and procedures, internal controls over financial reporting in accordance with rules of the SEC, and disclosures concerning their evaluation of those controls to the Company’s auditors and Audit Committee. Furthermore, Section 906 of the Sarbanes Oxley Act (“Section 906”) requires our Chief Executive Officer and Chief Financial Officer to certify that information contained in this Quarterly Report fairly presents, in all material respects, our financial condition and results of operations. Those certifications are omitted from this filing only because the Company is awaiting SEC guidance on the accounting for non-controlling interests described above.

Except as noted above, the Company believes that this report meets all of the requirements of the Securities Exchange Act of 1934 and the rules and regulations thereunder governing the preparation and filing of periodic reports as referenced in the certifications. Once we have received guidance from the SEC, we expect  to complete a final version of our financial statements, which will enable our independent registered public accounting firm to complete its review under SAS 100., At such time, we will file an amendment to this report containing the certifications required under Section 302 and Section 906.

Financial Statements Introductory Note

Interactive Brokers Group, Inc. (“IBG, Inc.” or the “Company”) is a holding company whose primary asset is its ownership of approximately 11.5% of the membership interests of IBG LLC (the “Group”). See Notes 1 and 4 to the unaudited condensed consolidated financial statements for further discussion of the Company’s capital and ownership structure.

We are an automated global electronic broker and market maker specializing in routing orders and executing and processing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 100 electronic exchanges and trading venues around the world. In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut and from Chicago, Illinois and Jersey City, New Jersey. Abroad, we conduct business through offices located in Canada, England, Switzerland, Hong Kong, India, Australia, Japan and Brazil. At March 31, 2012 we had 885 employees worldwide.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(Unaudited)
	March 31,	December 31,
(in thousands, except share data)	2012	2011
Assets
Cash and cash equivalents	$1,551,399	$1,695,495
Cash and securities - segregated for regulatory purposes	11,028,544	10,069,938
Securities borrowed	3,083,729	2,661,671
Securities purchased under agreements to resell	365,229	375,366
Trading assets, at fair value:
Financial instruments owned	4,412,405	5,069,271
Financial instruments owned and pledged as collateral	2,031,217	1,545,807
	6,443,622	6,615,078
Other receivables:
Customers, less allowance for doubtful accounts of $3,261 and
$3,332 at March 31, 2012 and December 31, 2011	8,457,962	7,024,792
Brokers, dealers and clearing organizations	1,192,317	1,397,772
Receivable from affiliate	593	595
Interest	22,661	20,540
	9,673,533	8,443,699
Other assets	550,342	543,118
Total assets	$32,696,398	$30,404,365

Liabilities and equity
Liabilities:
Trading liabilities - financial instruments sold but not yet purchased,
at fair value	$5,674,460	$6,156,148
Securities loaned	1,768,117	1,386,059
Short-term borrowings	14,474	6,538
Other payables:
Customers	19,501,916	17,300,105
Brokers, dealers and clearing organizations	334,133	247,360
Payable to affiliate	271,602	271,602
Accounts payable, accrued expenses and other liabilities	129,289	116,771
Interest	6,974	6,416
	20,243,914	17,942,254

Senior notes payable	30,238	101,411
Senior secured credit facility	-	-
	27,731,203	25,592,410

Commitments, contingencies and guarantees

Equity:
Stockholders’ equity:
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 46,059,276 and
46,057,268, Outstanding – 45,579,884 and 45,576,791 shares
at March 31, 2012 and December 31, 2011	460	460
Class B – Authorized, Issued and Outstanding – 100 shares
at March 31, 2012 and December 31, 2011	-	-
Additional paid-in capital	443,440	441,410
Retained earnings	145,228	138,701
Accumulated other comprehensive income, net of income taxes of
$11,938 and $10,454 at March 31, 2012 and December 31, 2011	21,113	18,487
Treasury stock, at cost, 479,392 and 480,477 shares
at March 31, 2012 and December 31, 2011	(13,278)	(13,310)
Total stockholders’ equity	596,963	585,748
Non-controlling interests	4,368,232	4,226,207
Total equity	4,965,195	4,811,955
Total liabilities and stockholders’ equity	$32,696,398	$30,404,365

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
	March 31,
(in thousands, except for shares or per share amounts)	2012	2011

Revenues:
Trading gains	$137,280	$200,338
Commissions and execution fees	100,885	109,199
Interest income	66,576	58,663
Other income	18,324	17,435
Total revenues	323,065	385,635

Interest expense	19,143	17,747

Total net revenues	303,922	367,888

Non-interest expenses:
Execution and clearing	64,624	66,237
Employee compensation and benefits	62,725	52,359
Occupancy, depreciation and amortization	9,934	9,246
Communications	5,674	5,448
General and administrative	11,288	12,626
Total non-interest expenses	154,245	145,916

Income before income taxes	149,677	221,972

Income tax expense	8,734	18,732
Net income	140,943	203,240
Less net income attributable to non-controlling interests	129,859	186,989
Net income available for common stockholders	$11,084	$16,251

Earnings per share:
Basic	$0.24	$0.38
Diluted	$0.24	$0.38

Weighted average common shares outstanding:
Basic	45,576,925	42,231,651
Diluted	45,951,464	42,791,822

Comprehensive income:
Net income available for common stockholders	$11,084	$16,251
Other comprehensive income:
Cumulative translation adjustment, before income taxes	4,110	2,005
Income taxes related to items of other comprehensive income	1,484	737
Other comprehensive income (loss), net of tax	2,626	1,268
Comprehensive income available for common stockholders	$13,710	$17,519

Comprehensive income attributable to non-controlling interests:
Net income attributable to non-controlling interests	$129,859	$186,989
Other comprehensive income (loss) - cumulative translation adjustment	31,551	16,618
Comprehensive income attributable to non-controlling interests	$161,410	$203,607

See accompanying notes to the unaudited condensed consolidated financial statements.

	Interactive Brokers Group, Inc. and Subsidiaries
	Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	Three months ended March 31,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$140,943	$203,240
Adjustments to reconcile net income to net cash used in
operating activities:
Translation gains	(11,111)	(15,655)
Deferred income taxes	1,791	9,514
Depreciation and amortization	5,193	4,946
Employee stock plan compensation	20,579	10,467
Losses (gains) on non-market making investments, net	1,009	(3,261)
Bad debt expense and other	17	264
Change in operating assets and liabilities:
Increase in cash and securities - segregated for regulatory purposes	(958,810)	(368,542)
Increase in securities borrowed	(419,838)	(30,921)
Decrease in securities purchased under agreements to resell	10,125	11,291
Decrease in trading assets	184,646	1,019,213
Increase in receivables from customers	(1,436,050)	(2,313,260)
Decrease (increase) in other receivables	207,718	(5,864)
Decrease (increase) in other assets	(2,806)	7,646
Decrease in trading liabilities	(471,665)	(782,276)
Increase (decrease) in securities loaned	383,369	(139,948)
Increase in payable to customers	2,195,191	2,346,102
Increase in other payables	95,769	10,307
Net cash used in operating activities	(53,930)	(36,737)
Cash flows from investing activities:
Purchases of non-market making investments	(64,705)	(39,737)
Sales of non-market making investments	57,828	7,916
Distribution received from equity investment	1,567	-
Purchase of property and equipment	(5,176)	(3,167)
Net cash used in investing activities	(10,486)	(34,988)
Cash flows from financing activities:
Dividends paid to shareholders	(4,557)	-
Dividends paid to non-controlling interests	(34,993)	-
Redemption of former member interest	-	(816)
Issuance of senior notes	-	143,704
Redemptions of senior notes	(71,173)	(137,418)
Repayments of senior secured credit facility	-	(100,000)
Increase (decrease) in short-term borrowings, net	7,615	(18,777)
Net cash used in financing activities	(103,108)	(113,307)
Effect of exchange rate changes on cash and cash equivalents	23,428	6,973
Net decrease in cash and cash equivalents	(144,096)	(178,059)
Cash and cash equivalents at beginning of period	1,695,495	1,354,219
Cash and cash equivalents at end of period	$1,551,399	$1,176,160

Supplemental disclosures of cash flow information:
Cash paid for interest	$18,585	$18,029
Cash paid for taxes	$6,239	$32,772

Non-cash financing activities:
Adjustments to Additional Paid in Capital for changes in proportionate ownership in IBG LLC	$(38)	$-
Adjustments to Non-Controlling Interests for changes in proportionate ownership in IBG LLC	$38	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
Three months ended March 31, 2012
(Unaudited)
(in thousands, except for share amounts)
	Common Stock
						Accumulated
			Additional			Other	Total	Non-
		Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity

Balance, December 31, 2011, previously reported	45,576,891	$557	$596,512	$(183,022)	$138,701	$18,487	$571,235	$4,114,806	$4,686,041
Prior period adjustment (note 16)		(97)	(155,102)	169,712	-	-	14,513	111,401	125,914
Balance, January 1, 2012	45,576,891	460	441,410	(13,310)	138,701	18,487	585,748	4,226,207	4,811,955

Common Stock distributed to employees	3,093	-	41	32			73		73
Compensation for stock grants vesting in the future			2,027				2,027	15,570	17,597
Dividends paid to shareholders					(4,557)		(4,557)		(4,557)
Dividends paid by IBG LLC to non-controlling interests							-	(34,993)	(34,993)
Adjustments for changes in proportionate ownership in IBG LLC			(38)				(38)	38	-
Comprehensive income, net of tax					11,084	2,626	13,710	161,410	175,120
Balance, March 31, 2012	45,579,984	$460	$443,440	$(13,278)	$145,228	$21,113	$596,963	$4,368,232	$4,965,195

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

1. Organization and Nature of Business

Interactive Brokers Group, Inc. (“IBG, Inc.” or the “Company”) is a Delaware holding company whose primary asset is its ownership of approximately 11.5% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC” or the “Group”).  The accompanying unaudited condensed consolidated financial statements of IBG, Inc. reflect the consolidation of IBG, Inc.’s investment in IBG LLC for all periods presented (Note 4).  IBG LLC is an automated global electronic broker and market maker specializing in routing orders and processing trades in securities, futures and foreign exchange instruments.

IBG LLC is a Connecticut limited liability company that conducts its business through its operating subsidiaries (collectively called the “Operating Companies”): Timber Hill LLC (“TH LLC”), Timber Hill Europe AG (“THE”), Timber Hill Securities Hong Kong Limited (“THSHK”), Timber Hill Australia Pty Limited (“THA”), Timber Hill Canada Company (“THC”), Interactive Brokers LLC (“IB LLC”) and subsidiary, Interactive Brokers Canada Inc. (“IBC”), Interactive Brokers (U.K.) Limited (“IBUK”), Interactive Brokers (India) Private Limited (“IBI”), Interactive Brokers Financial Products S.A. (“IBFP”), Interactive Brokers Hungary KFT (“IBH”), IB Exchange Corp. (“IBEC”), Interactive Brokers Securities Japan, Inc. (“IBSJ”), IB Brasil Participações Ltda (“IBBH”), Interactive Brokers Software Services Estonia OU (“IBEST”) and Interactive Brokers Software Services Russia (“IBRUS”).

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

Certain of the Operating Companies are members of various securities and commodities exchanges in North America, Europe and the Asia/Pacific region and are subject to regulatory capital and other requirements (Note 14).  IB LLC, IBUK, IBC, IBI and IBSJ carry securities accounts for customers or perform custodial functions relating to customer securities.

2. Significant Accounting Policies

Unresolved Accounting Interpretation

Rule 10−01(d) of Regulation S−X requires the Company’s interim financial statements be reviewed by its independent registered public accounting firm prior to the filing of its Form 10−Q. Deloitte & Touche LLP is unable to complete their review of the Company’s interim financial statements because, as previously disclosed in the Company’s Form 8−K filed on May 15, 2012, the Company will be requesting an interpretation of  the SEC with regard to the appropriate classification of its non-controlling interests in subsidiaries as permanent or temporary equity pursuant to ASC 810-10-45, ASC 815-40-25 and ASC 480-10-S99-3A .  The Company’s historical financial statements have classified non-controlling interests in subsidiaries as a component of total equity in the consolidated statement of financial position.

The effects of any change in the Company’s classification of non-controlling interests would be to present the ownership of IBG LLC in two categories: permanent and temporary.  The effects of such a change have not been presented in these financial statements.

The Company acknowledges that the failure to obtain the required review by its independent registered public accounting firm is a material matter and will file an amended Form 10−Q as soon as this matter is finalized and Deloitte & Touche LLP is able to complete its required review of the interim financial statements.

Basis of Presentation

These unaudited condensed consolidated financial statements are presented in U.S. dollars and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting with respect to Form 10-Q. and accounting standards generally accepted in the United States of America (“U.S. GAAP”) promulgated in the FASB Accounting Standards Codification (“ASC” or the “Codification”).  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in IBG, Inc.’s Annual Report on Form 10-K filed with the SEC on February 29, 2012.

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

Principles of Consolidation

    The unaudited condensed consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries.  As sole managing member of IBG LLC, IBG, Inc. exerts control over the Group’s operations.  In accordance with ASC 810, Consolidation, the Company consolidates the Group’s unaudited condensed consolidated financial statements and records as non-controlling interest the interests in the Group that IBG, Inc. does not own.  The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control.  All inter-company balances and transactions have been eliminated.  IBG, Inc. would also consolidate any Variable Interest Entities (“VIEs”) pursuant to ASC 860, Transfers and Servicing and ASC 810 of which it is the primary beneficiary.

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

Fair Value

At March 31, 2012 and December 31, 2011, substantially all of IBG, Inc.’s assets and liabilities, including financial instruments, were carried at fair value based on published market prices and are marked to market daily, or were assets which are short-term in nature (such as U.S. government treasury bills or spot foreign exchange) and were carried at amounts that approximate fair value.

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

Investments in listed common stock and investments in other fair value non-market making securities, which investments are reported in other assets in the accompanying unaudited condensed consolidated statement of financial condition, are generally reported as Level 2 financial instruments, except for unrestricted listed equities, which are Level 1 financial instruments.  Investments in other non-market making securities include corporate, municipal and asset-backed debt securities, which are Level 2 financial instruments whose fair values are determined using broker and vendor prices.

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

Cash and Securities—Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets.  In addition, substantially all of the Operating Companies are members of various clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities.  Securities segregated for regulatory purposes consisted of Federal Deposit Insurance Corporation insured corporate bonds, which are recorded as Level 2 financial assets, in the amount of $414.7 million and $440.4 million at March 31, 2012 and December 31, 2011, U.S. Treasury Bills of $1,447.4 million and $747.9 million at March 31, 2012 and December 31, 2011, which are recorded as Level 1 financial assets and securities purchased under agreements to resell in the amount of $3.3 billion and $3.8 billion as of March 31, 2012 and December 31, 2011, respectively, which amounts approximate fair value.

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

Investments

IBG, Inc. makes certain strategic investments in electronic exchange and investment banking platforms and accounts for these investments under the cost method of accounting or under the equity method of accounting as required under ASC 323, Investments—Equity Method and Joint Ventures.  Investments are accounted for under the equity method of accounting when IBG, Inc. has significant influence over the investee.  Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of IBG, Inc.’s initial investment and adjusted each period for IBG, Inc.’s share of the investee’s income or loss.  IBG, Inc.’s share of the income or losses from equity investments is reported as a component of other income in the unaudited condensed consolidated statements of comprehensive income and the recorded amounts of IBG, Inc.’s equity investments, which are included in other assets in the unaudited condensed consolidated statements of financial condition, increase or decrease accordingly.  Distributions received from equity investees are recorded as reductions to the respective investment balance.

The Company makes non-market making investments in listed common stock and corporate debt securities.  In addition, other non-market making investments are made to further diversify the Company’s holdings.  These investments are accounted for at fair value (Note 6), with gains and losses recorded as a component of other income.

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Comprehensive Income and Foreign Currency Translation

Reported results on a comprehensive basis reflect the Company’s adoption of Accounting Standards Update 2011-05, Comprehensive Income (“ASU 2011-05”) issued in June 2011.  This standard requires the presentation of a Statement of Comprehensive Income, replacing the former Statement of Income.

Comprehensive income consists of two components: net income and other comprehensive income (“OCI”).  OCI is comprised of revenues, expenses, gains and losses that are reported in the comprehensive income section of the statement of comprehensive income, but are excluded from reported net income.  IBG, Inc.’s OCI is comprised of foreign currency translation adjustments.  Previously, OCI was reported as a component of changes in total equity in the statement of financial condition.

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

Income Taxes

IBG, Inc. accounts for income taxes in accordance with ASC 740, Income Taxes.  The Company’s income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid.  We are subject to income taxes in both the United States and numerous foreign jurisdictions.  Determining unaudited condensed consolidated income tax expense requires significant judgments and estimates.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations.  Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future.  Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows, or financial position.

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

The Company records tax liabilities in accordance with ASC 740 and adjusts these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available.  Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.  These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

IBG, Inc. recognizes interest related to income tax matters as interest income or expense and penalties related to income tax matters as income tax expense.

Recently Issued Accounting Pronouncements

Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates (“ASUs”) as the means to add to or delete from, or otherwise amend the ASC.  In 2012, prior to the issuance of the Company’s unaudited condensed consolidated financial statements, no ASUs have been issued.  Following is a summary of recently issued ASUs that affected or may affect the Company’s unaudited condensed consolidated financial statements:

	Affects	Status

ASU 2011-03	Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early application is not permitted.

ASU 2011-04	Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS	To be applied prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for public entities.

ASU 2011-08	Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment	Effective for fiscal years beginning after December 15, 2011. Early adoption is permitted.

ASU 2011-11	Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities	Effective for fiscal periods beginning on or after January 1, 2013. Retrospective disclosures for comparative periods presented will be required.

Adoption of those ASUs that became effective during 2012, prior to the issuance of the Company’s unaudited condensed consolidated financial statements, did not have a material effect on those financial statements.  Management is assessing the potential impact on the Company’s financial statements of adopting ASUs that will become effective in the future.

ASC/IFRS Convergence

In February 2010, the SEC issued Commission Statement in Support of Convergence and Global Accounting Standards, a formal statement updating the status of its November 2008 Roadmap for the Potential Use of Financial Statements Prepared in Accordance with International Financial Reporting Standards by U.S. Issuers (“IFRS Roadmap”).  The statement supported convergence of accounting standards and the development of a single set of global accounting standards.  As directed in this statement, the SEC staff issued Work Plan for the Consideration of Incorporating International Financial Reporting Standards into the Financial Reporting System for U.S. Issuers (the “Work Plan”) in May 2010, and issued a follow-up Staff Paper, subtitled

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Exploring a Possible Method of Incorporation in May 2011.  The Work Plan outlines the steps to be taken to provide the SEC with information to be able to conclude whether IFRS should be adopted for U.S. registrants and the Staff Paper discusses alternative approaches (“Convergence” and “Endorsement”) to adoption that could be applied.  Within the Staff Paper, the SEC Staff has issued a Request for Comment on these alternatives.  The Comment period ended July 31, 2011 and the SEC Staff issued two Staff Papers, A Comparison of U.S. GAAP and IFRS and Analysis of IFRS in Practice on November 16, 2011.

The SEC and U.S. accounting standard setters continue to publicly support a uniform set of global accounting standards, the adoption of IFRS for U.S. registrants and private companies, but the extent and timing of adoption remain uncertain.  The aforementioned Work Plan and other SEC published documents have not committed U.S. registrants to adoption or timing of adoption of IFRS.  The initial adoption for U.S. registrants could be as early as December 31, 2015 or 2016, with a transition date of either January 1, 2013 or 2014 for the initial three year retrospective comparative reporting period.  Management applies versions of IFRS for the stand alone financial statements of several of the Operating Companies, where required, and continues to assess the potential impact of adopting IFRS on the Company’s unaudited condensed consolidated financial statements.

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

Concentrations of Credit Risk

IBG, Inc.’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes.  Concentrations of credit risk can be affected by changes in political, industry, or economic factors.  To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions.  As of March 31, 2012 and December 31, 2011, respectively, the Company did not have any material concentrations of credit risk.

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

4. Equity and Earnings Per Share

In connection with its IPO in May 2007, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements.  IBG Holdings LLC wholly owns all Class B common stock, which common stock has voting rights in proportion to its ownership interests in IBG LLC, approximately 88.5% as of March 31, 2012.  The unaudited condensed consolidated financial statements reflect the results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC, and IBG Holdings LLC’s ownership interests in IBG LLC are reported as non-controlling interests.

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

Redemptions may be funded through two (2) methods.  Material redemptions would be funded from the proceeds of sales of additional shares of Class A common stock (“Common Stock”) to the public, although there have been no such additional sales of Common Stock through March 31, 2012.

In lieu of a sale of Common Stock to the public, the Exchange Agreement provides that IBG LLC, using its available liquidity, may facilitate the redemption by IBG Holdings LLC ("IBGH") of interests held by its members or the Company may elect to acquire interests to be redeemed by IBGH through the issuance of shares of Common Stock.

Redemptions from 2008 through 2010 were cash redemptions.  On August 4, 2011, the Company issued 1,983,624 shares of Common Stock in exchange for an equivalent number of shares of member interests in IBG LLC.  The Company expects that future redemptions will be funded through the issuance of Common Stock.  Three hundred sixty (360) million shares of authorized Common Stock have been reserved for future sales and redemptions.

Subsequent to the IPO and with the consent of IBG Holdings LLC and IBG, Inc. (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed to redeem membership interests from IBG Holdings LLC as follows:

		Price per Equivalent
	Fair Value	Class A Share	Number of Shares

2008	$72,015	$29.99	2,401,279
2009	14,738	14.85	992,583
2010	27,204	16.80	1,619,397
2011	29,199	14.72	1,983,624

As a consequence of these transactions, and distribution of shares to employees (Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 11.5%, with IBG Holdings LLC owning the remaining 88.5% as of March 31, 2012.  The redemptions also resulted in an increase in the IBG Holdings LLC interest held by Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 86.3% at March 31, 2012.

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock.  All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation.  As described previously in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of IBG Holdings LLC’s ownership of IBG LLC.  At March 31, 2012 and December 31, 2011, 1,000,000,000 shares of Class A common stock were authorized, of which 46,059,276 and 46,057,268 shares have been issued; and 45,579,884 and 45,576,791 shares were outstanding, respectively.  Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of March 31, 2012 and December 31, 2011, respectively.  In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of March 31, 2012 and December 31, 2011, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests.  Deferred tax assets were recorded as of the IPO date and in connection with the 2011 redemption of IBG Holdings LLC member interests in exchange for Common Stock, which deferred tax assets are a component of Other Assets in the unaudited condensed consolidated statement of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the 2011 redemption date, respectively, as allowable under current tax law.  As of March 31, 2012 and December 31, 2011, the unamortized balance of these deferred tax assets was $293,057 and, $297,881, respectively.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

IBG, Inc. also entered into an agreement (the “Tax Receivable Agreement”) with IBG Holdings LLC to pay IBG Holdings LLC (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of tax basis increases.  These payables, net of payments made to IBG Holdings LLC, are reported as Payable to Affiliate in the unaudited condensed consolidated statement of financial condition.

The remaining 15% is accounted for as a permanent increase to additional paid-in capital in the unaudited condensed consolidated statement of financial condition.

The deferred tax assets, payables to IBGH and credits to additional paid in capital arising from stock offerings through March 31, 2012 are:

	Deferred Tax Assets	Payable to IBGH	Additional Paid In Capital
May 3, 2007 (IPO)	$380,785	$323,668	$57,117
August 4, 2011	2,984	2,536	448
	$383,769	$326,204	$57,565

Amounts payable under the Tax Receivable Agreement are subject to repayment to IBG Holdings LLC annually upon the filing of IBG, Inc.’s federal income tax return.  The Company has paid IBG Holdings LLC a total of $54.6 million through March 31, 2012 pursuant to the terms of the Tax Receivable Agreement.

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
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Earnings Per Share

Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period:

	Three months ended
	March 31,
	2012	2011
Basic earnings per share:
Net income available for common stockholders	$11,084	$16,251

Weighted average shares of common stock outstanding:
Class A	45,576,825	42,231,551
Class B	100	100
	45,576,925	42,231,651

Basic earnings per share	$0.24	$0.38

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares:

	Three months ended
	March 31,
	2012	2011
Diluted earnings per share:
Net income available for common stockholders - basic	$11,084	$16,251
Adjustments for potentially dilutive common shares	-	-

Net income available for common stockholders	$11,084	$16,251

Weighted average shares of common stock outstanding:
Class A:
Issued and outstanding	45,576,825	42,231,551
Potentially dilutive common shares:
Issuable pursuant to 2007 ROI Unit Stock Plan	374,539	560,171
Class B	100	100
	45,951,464	42,791,822

Diluted earnings per share	$0.24	$0.38

Potentially dilutive common shares could include unvested shares awarded under the SIP.  During the three months ended March 31, 2012 and 2011, the additional shares of Common Stock attributable to the SIP that would have been assumed to be issued, as calculated under the Treasury Stock method, were anti-dilutive and, accordingly, have been excluded from the calculation of diluted earnings per share.

Member and Stockholder Dividends

In March 2012, IBG LLC paid dividends to its members totaling $39.5 million, of which IBG, Inc.’s proportionate share was $4.6 million.  Also in March 2012, the Company paid a quarterly cash dividend of $0.10 per share of Common Stock, totaling $4.6 million.

On April 17, 2012, the Company declared a cash dividend of $0.10 per common share, payable on June 14, 2012 to shareholders of record as of June 1, 2012.

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

	Three months ended
	March 31,
	2012	2011

Net income available for common stockholders	$11,084	$16,251

Other comprehensive income:
Cumulative translation adjustment, before income taxes	4,110	2,005
Income taxes related to items of other comprehensive income	1,484	737
Other comprehensive income (loss), net of tax	2,626	1,268

Comprehensive income available for common stockholders	$13,710	$17,519

Earnings per share on comprehensive income:
Basic	$0.30	$0.41
Diluted	$0.30	$0.41

Weighted average common shares outstanding:
Basic	45,576,925	42,231,651
Diluted	45,951,464	42,791,822

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

6. Fair Value

The following tables set forth, by level within the fair value hierarchy (Note 2), financial assets and liabilities, primarily financial instruments owned and financial instruments sold, but not yet purchased at fair value as of March 31, 2012 and December 31, 2011.  As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Financial Assets At Fair Value as of March 31, 2012

	Level 1	Level 2	Level 3	Total

Securities segregated for regulatory purposes	$1,447,406	$414,742	$-	$1,862,148
Financial instruments owned:
Stocks	360,790	-	-	360,790
Options	3,728,623	-	-	3,728,623
U.S. and foreign government obligations	10,192	-	-	10,192
Warrants	122,960	-	-	122,960
Corporate and municipal bonds	51,179	60,904	-	112,083
Discount certificates	76,993	-	-	76,993
Currency forward contracts	-	764	-	764
	4,350,737	61,668	-	4,412,405
Financial instruments owned and pledged as collateral:
Stocks	1,816,125	-	-	1,816,125
Corporate and municipal bonds	6,449	-	-	6,449
U.S. and foreign government obligations	208,643	-	-	208,643
	2,031,217	-	-	2,031,217
	6,381,954	61,668	-	6,443,622

Other assets - investments in non-market making securities
Investments in common stock	3,504	-	-	3,504
Investments in other non-market making securities	1,295	97,462	-	98,757

	$7,834,159	$573,872	$-	$8,408,031

	Financial Liabilities At Fair Value as of March 31, 2012

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased:
Stocks	$1,636,238	$-	$-	$1,636,238
Options	3,911,436	-	-	3,911,436
Warrants	583	-	-	583
Corporate bonds	65,758	58,000	-	123,758
Currency forward contracts	-	2,445	-	2,445
	$5,614,015	$60,445	$-	$5,674,460

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

	Financial Assets At Fair Value as of December 31, 2011

	Level 1	Level 2	Level 3	Total

Securities segregated for regulatory purposes	$747,857	$440,408	$-	$1,188,265
Financial instruments owned:
Stocks	671,881	-	-	671,881
Options	4,113,539	-	-	4,113,539
U.S. and foreign government obligations	10,908	-	-	10,908
Warrants	113,603	-	-	113,603
Corporate and municipal bonds	36,587	60,501	-	97,088
Discount certificates	60,675	-	-	60,675
Currency forward contracts	-	1,577	-	1,577
	5,007,193	62,078	-	5,069,271
Financial instruments owned and pledged as collateral:
Stocks	1,373,990	-	-	1,373,990
Corporate and municipal bonds	4,402	-	-	4,402
U.S. and foreign government obligations	167,415	-	-	167,415
	1,545,807	-	-	1,545,807
	6,553,000	62,078	-	6,615,078

Other assets - investments in non-market making securities
Investments in common stock	3,782	-	-	3,782
Investments in other non-market making securities	1,260	89,472	-	90,732

	$7,305,899	$591,958	$-	$7,897,857

	Financial Liabilities At Fair Value as of December 31, 2011

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased:
Stocks	$1,796,160	$-	$-	$1,796,160
Options	4,233,533	-	-	4,233,533
Warrants	240	-	-	240
Corporate bonds	61,166	61,511	-	122,677
Currency forward contracts	-	3,538	-	3,538
	$6,091,099	$65,049	$-	$6,156,148

As of March 31, 2012 and December 31, 2011, the Company did not hold any sovereign obligations of Portugal, Ireland, Italy, Greece or Spain.

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

Margin loans are extended on a demand basis and are not committed facilities.  Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the account and an overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral.  Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case).  Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations.  Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default.  Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary.  At March 31, 2012 and December 31, 2011, approximately $8.5 billion and $7.0 billion, respectively, of customer margin loans were outstanding.

Amounts relating to collateralized transactions at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012		December 31, 2011
	Securities	Securities	Securities	Securities
	Received as	Received and	Received as	Received and
	Collateral	Repledged	Collateral	Repledged

Securities lending transactions	$3,077,123	$3,054,092	$2,670,232	$2,656,879
Agreements to resell (1)	3,612,318	3,612,318	4,173,502	4,173,502
Customer margin securities	11,816,235	972,343	9,797,275	852,739
	$18,505,676	$7,638,753	$16,641,009	$7,683,120

(1)
At March 31, 2012, $3.3 Billion or 90% (at December 31, 2011, $3.8 Billion or 91%) of securities aquired through agreements to resell have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.  At March 31, 2012, substantially all government obligations owned were pledged to clearing organizations.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011
Stocks	$1,816,125	$1,373,990
Corporate and municipal bonds	6,449	4,402
U.S. and foreign government obligations	208,643	167,415
	$2,031,217	$1,545,807

8. Senior Notes Payable

At March 31, 2012 and December 31, 2011, IBG LLC had $30,238 and $101,411, respectively, of senior notes outstanding.  Senior notes have a 3% per annum interest rate.  All outstanding senior notes have an 18-month maturity.  IBG LLC may, solely at its option, redeem the senior notes at any time on or after a specified date in the third month or the sixth month, respectively, after the date on which the senior notes are issued and sold (the “Optional Redemption Date”), at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued interest.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

In January 2012, the Company decided to discontinue the Senior Notes Program.  It is the Company’s intention that no new Senior Notes will be issued and all Senior Notes outstanding as of March 31, 2012 will be redeemed by June 2012.

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

At March 31, 2012 and December 31, 2011, no borrowings were outstanding under this credit facility and IBG LLC was in compliance with all of the covenants.  At maturity, subject to meeting certain terms of the facility, the Company will have an option to convert the facility to a one-year term loan.

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

As of March 31, 2012 and December 31, 2011, payables to employees for ROI Dollar Units were $9,296 and $10,088, respectively, all of which were vested.  These amounts are included in accounts payable, accrued expenses and other liabilities in the unaudited condensed consolidated statements of financial condition.  Compensation expense for the ROI Dollar Unit plan, included in the unaudited condensed consolidated statements of comprehensive income was $115 and $1,008 for the three months ended March 31, 2012 and 2011 respectively.

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

Of the fair value at the date of grant, $17,806 represented the accumulated ROI Dollar Unit value elected to be invested by employees in Common Stock and such amount was accrued for as of December 31, 2006.  The remainder is being ratably accrued as compensation expense by the Company from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule.  Compensation expense for the 2007 ROI Unit Stock Plan and related grants under the 2007 Stock Incentive Plan, net of the effect of forfeitures, included in the unaudited condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011 was $880 and $893 respectively.  Estimated future compensation costs for unvested awards at March 31, 2012 are $5.3 million.

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

IBG, Inc. granted awards of Common Stock in connection with the IPO and is expected to continue to grant awards on or about December 31 of each year following the IPO, to eligible employees as part of an overall plan of equity compensation.  Shares of Common Stock granted are distributable to employees in accordance with the following schedule:

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Stock Incentive Plan share grants (excluding 21,009 shares issued pursuant to the 2007 ROI Unit Stock Plan above) and the related fair values at the date of grant were:

	Shares	Fair Value at Date of Grant ($000's)

In connection with IPO	927,943	$27,847
July 31, 2007	16,665	404
December 31, 2007	1,055,206	32,876
December 31, 2008	2,065,432	35,600
December 31, 2009	2,448,031	42,796
December 31, 2010	2,513,738	43,255
December 31, 2011	3,411,613	50,753
January 6, 2012	1,215,866	18,411
	13,654,494	$251,942

On January 6, 2012, an additional one-time grant was awarded to employees.  This additional grant, which is reported in the table above, is subject to the same terms and conditions as other employee SIP grants.

The following is a summary of Stock Plan activity for the period from January 1 through March 31, 2012:

	Shares
	2007 Stock	2007 ROI Unit
	Incentive Plan	Stock Plan

Balance, December 31, 2011	9,408,994	356,149

Granted	1,215,866	-
Forfeited	(51,666)	(327)
Distributed	(2,662)	(431)
Balance, March 31, 2012	10,570,532	355,391

Estimated future grants under the Stock Incentive Plan are being accrued for ratably during each year under the ASC 718 “Graded Vesting” method.  Based upon the forfeiture provisions of the Stock Incentive Plan, ASC 718 requires the Company to expense 50% of the grant date value of SIP awards in the year of grant, in addition to expensing the remainder of the grant value over the seven-year service period attributable to each grant.  Compensation expense recognized in the unaudited condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011 were $19,625 and $9,574, respectively.  Estimated future compensation costs for unvested awards at March 31, 2012 are $48.2 million.

Shares granted under the ROI Unit Stock Plan and the Stock Incentive Plan are subject to forfeiture in the event an employee ceases employment with the Company.  The plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post-employment provisions will forfeit 50% of unvested previously granted shares unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested shares previously granted.  Distributions of remaining shares granted on or before January 1, 2009 to former employees will occur within 90 days of the anniversary of the termination of employment date over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year.  Distributions of remaining shares granted on or after January 1, 2010 to former employees will occur over the remaining vesting schedule applicable to each grant.  Through March 31, 2012, a total of 22,462 shares have been distributed under these post-employment provisions.  These distributions are included in the Stock Plans activity tables above.

11. Income Taxes

Income tax expense for the three months ended March 31, 2012 and 2011 differs from the U.S. federal statutory rate due to the differing effective tax rates in foreign, state and local jurisdictions where certain operating companies are subject to corporate

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

taxation.  Deferred income taxes arise due to the amortization of the deferred tax assets recognized in connection with the Common Stock offerings (Note 4), valuation of THE’s financial assets and liabilities and temporary differences arising from the deductibility of compensation and depreciation expenses in different time periods for book and tax return purposes.  The retained earnings of certain foreign subsidiaries of IBG, Inc., which are considered permanently reinvested, may be subject to additional U.S. income taxes if such earnings were to be distributed.  The Company has not provided deferred U.S income taxes since the tax bases of such subsidiaries exceed their book bases.

12. Commitments, Contingencies and Guarantees

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

On February 3, 2010, Trading Technologies International, Inc. (“Trading Technologies”) filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against Interactive Brokers Group, Inc., IBG LLC, IBG Holdings LLC, and Interactive Brokers LLC.  Thereafter, Trading Technologies dismissed Interactive Brokers Group, Inc. and IBG Holdings LLC from the case, leaving only IBG LLC and Interactive Brokers LLC as defendants (“Defendants”).  The operative complaint, as amended, alleges that the Defendants have infringed and continue to infringe twelve U.S. patents held by Trading Technologies.  Trading Technologies is seeking, among other things, unspecified damages and injunctive relief.  The case is in the early stages and discovery has yet to begin.  While it is too early to predict the outcome of the matter, we believe we have meritorious defenses to the allegations made in the complaint and intend to defend ourselves vigorously against them.  However, litigation is inherently uncertain and there can be no guarantee that the Company will prevail or that the litigation can be settled on favorable terms.

IBG, Inc. accounts for potential losses related to litigation in accordance with ASC 450, Contingencies.  As of March 31, 2012 and December 31, 2011, reserves provided for potential losses related to litigation matters were not material.

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

13. Segment and Geographic Information

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

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three months ended March 31, 2012 and 2011, and to total assets as of March 31, 2012 and December 31, 2011:

	Three months ended
	March 31,
	2012	2011
Net revenues:
Electronic brokerage	$159,326	$163,660
Market making	142,411	202,338
Corporate and eliminations	2,185	1,890
Total net revenues	$303,922	$367,888

Income before income taxes:
Electronic brokerage	$83,390	$90,086
Market making	65,968	134,666
Corporate and eliminations	319	(2,780)
Total income before income taxes	$149,677	$221,972

	March 31,	December 31,
	2012	2011
Segment assets:
Electronic brokerage	$23,468,167	$20,707,771
Market making	14,373,453	14,389,427
Corporate and eliminations	(5,145,222)	(4,692,833)
Total assets	$32,696,398	$30,404,365

In connection with its ongoing review and analysis of the costs of operating its businesses, commencing in the second quarter of 2011, IBG LLC increased its allocation of corporate expenses to the operating segments in the form of intercompany administrative fees to include non-cash compensation, primarily SIP costs.  Increased intercompany administrative fees, which are eliminated in consolidation, will affect the operating segments’ income before income taxes.  The effect for the three months ended March 31, 2012 was an increase in net costs charged to the Electronic Brokerage segment of $2.1 million, and to the Market Making segment of $1.6 million, respectively, offset by increases in intercompany fee revenue recognized in the Corporate segment.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

The Company operates its automated global business in U.S. and international markets on more than 100 exchanges and market centers.  A significant portion of IBG, Inc.’s net revenues are generated by subsidiaries operating outside the United States.  International operations are comprised of market making and electronic brokerage activities in 24 countries in Europe, Asia and North America (outside the United States).  The following table presents total net revenues and income before income taxes by geographic area for the three months ended March 31, 2012 and 2011:

	Three months ended
	March 31,
	2012	2011
Net revenues:
United States	$232,416	$257,608
International	70,571	108,370
Corporate and eliminations	935	1,910
Total net revenues	$303,922	$367,888

Income before income taxes:
United States	$134,635	$176,448
International	15,915	48,170
Corporate and eliminations	(873)	(2,646)
Total income before income taxes	$149,677	$221,972

14. Regulatory Requirements

At March 31, 2012, aggregate excess regulatory capital for all of the Operating Companies was $2.7 billion.

TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the CFTC’s minimum financial requirements (Regulation 1.17), and THE is subject to the Swiss National Bank eligible equity requirement.  Additionally, THSHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, THA is subject to the Australian Stock Exchange liquid capital requirement, THC and IBC are subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, IBUK is subject to the U.K. Financial Services Authority financial resources requirement, IBI is subject to the National Stock Exchange of India net capital requirements and IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements. The following table summarizes capital, capital requirements and excess regulatory capital (millions):

	Net Capital/ Eligible Equity	Requirement	Excess
IB LLC	$1,420	$197	$1,223
TH LLC	737	41	696
THE	622	224	398
Other regulated Operating Companies	418	21	397
	$3,197	$483	$2,714

At March 31, 2012, all of the regulated Operating Companies were in compliance with their respective regulatory capital requirements.

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements.  Also, certain entities within IBG, Inc. are subject to other regulatory restrictions and requirements.

15. Related Party Transactions

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financials Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Included in receivable from and payable to customers in the accompanying unaudited condensed consolidated statements of financial condition as of March 31, 2012 and December 31, 2011 were account receivables of directors, officers and their affiliates of $1,345 and $1,291 and payables of $438,637 and $510,623, respectively, arising from the normal course of business as brokerage customers of the Company.

16. Immaterial Restatement

    In preparing its Quarterly report on Form 10-Q for the three month period ended March 31, 2012, the Company identified an error in its accounting for shares of Common Stock to be issued to SIP participants.  The Company has changed its method of recording share issuances to classify shares as issued when they are distributed to SIP participants. The method reflected in previous reporting was to classify the shares as issued but not outstanding at grant date, and to record such undistributed shares as treasury stock until distributed.  In addition, SIP-related compensation expense was recorded against a liability (payable to employees) until shares were distributed.  The revised method records the compensation expense against equity (additional paid-in capital and non-controlling interests). The change results in a decrease in liabilities, offset by an increase in equity, as compared to the prior method. This change has no effect on stock compensation expense or any other component of the consolidated statement of comprehensive income.  The effects of correcting this error on the consolidated statement of financial condition and the consolidated statement of changes in equity as of December 31, 2011 are:

(in thousands)	Previously reported	Adjustments	As restated

Effect on Statements of Financial Condition and of Changes in Equity:

December 31, 2011
Accounts payable, accrued expenses and other liabilities	$242,685	$(125,914)	$116,771

Equity:
Stockholders' equity
Par Value, Class A common stock	$557	$(97)	$460
Additional paid-in capital	$596,512	$(155,102)	$441,410
Treasury stock	$(183,022)	$169,712	$(13,310)

Total stockholders' equity	$571,235	$14,513	$585,748

Non-controlling interests	$4,114,806	$111,401	$4,226,207

Total equity	$4,686,041	$125,914	$4,811,955

17. Subsequent Events

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

*****

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes in Item 1, included elsewhere in this report.  In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) on February 29, 2012 and elsewhere in this report.

Introduction

IBG, Inc. is a holding company whose primary asset is ownership of approximately 11.5% of the membership interests of the Group.

We are an automated global electronic broker and market maker specializing in routing orders and executing and processing trades in securities, futures and foreign exchange instruments on more than 100 electronic exchanges and trading venues around the world.  Since our inception in 1977, we have focused on developing proprietary software to automate broker-dealer functions.  The advent of electronic exchanges in the last 22 years has provided us with the opportunity to integrate our software with an increasing number of exchanges and trading venues into one automatically functioning, computerized platform that requires minimal human intervention.

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

During the fourth quarter of 2011, we introduced the Interactive Brokers Information System (“IBIS”), which offers customers a robust suite of informational tools at a fraction of the cost of traditional research platforms.  IBIS includes live quotes, newswire feeds, calendars of economic and earnings events, fundamental research data, charts and more in an interface that can be configured to customers’ needs.  The response from customers has been positive and we continue to devote resources to the further development of this tool with additional content and functions.

•
Market Making.  We conduct our market making business through our Timber Hill subsidiaries.  As one of the largest market makers on many of the world’s leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over 877,000 tradable, exchange-listed products.  As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold.  Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time.  Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, minimizing the risk of our portfolio at all times.  This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios.

  When we use the terms “we,” “us,” and “our,” we mean IBG, Inc. and its subsidiaries for the periods presented.

Executive Overview

First Quarter Results:  Diluted earnings per share on a comprehensive basis were $0.30 for the quarter ended March 31, 2012 as compared to diluted earnings per share of $0.41 for the same period in 2011.

Reported results on a comprehensive basis reflect the GAAP convention adopted in 2011 that requires the reporting of currency translation results contained in other comprehensive income as part of reportable earnings. Previously, currency translation results were reported only as a component of changes in total equity in the statement of financial condition.

Currency translation effects are largely a result of our currency strategy.  We have determined to base our net worth in GLOBALs, a basket of major currencies in which we hold our equity.  Approximately 63% of our equity is denominated in currencies other than U.S. dollars1.  The effects of our currency strategy appear in two places in the financial statements: (1) as a component of trading gains in the unaudited condensed consolidated statement of comprehensive income and (2) as other comprehensive income (“OCI”) in the unaudited condensed consolidated statement of financial condition.  As described above, the full effect of the GLOBAL is captured in comprehensive income.

On a non-comprehensive basis, which excludes the effect of changes in the U.S. dollar value of the Company’s non-U.S. subsidiaries, diluted earnings per share were $0.24 for the three months ended March 31, 2012, as compared to $0.38 for the three months ended March 31, 2011.

In light of the weakening of the U.S. dollar against a number of other currencies, adding OCI to net income increased diluted comprehensive earnings per share by $0.06 for the current quarter.

Consolidated:  For the three months ended March 31, 2012, our net revenues were $303.9 million and income before income taxes was $149.7 million, as compared to net revenues of $367.9 million and income before income taxes of $222.0 million for the corresponding period in 2011.  This decrease was driven by a swing in currency translation gains, which accounted for 76% of the decrease in income before income taxes.  Currency translation effects are reported as part of Trading Gains in the Market Making segment.  Higher employee compensation and benefits accounted for an additional 14% of this decline.  The increase in employee compensation and benefits expense was largely a result of a special discretionary grant of restricted stock units awarded on January 6, 2012, as well as a revision in our method for recognizing expenses related to our 2007 Stock Incentive Plan (“SIP”).  The special award was made to provide our employees with greater equity participation in the Company and was designed to give lower compensated employees a proportionally higher award.  Although the revised accounting treatment accelerates the recognition of SIP-related compensation expense to earlier years and decreases expense recognition in subsequent years, total expense over the life cycle of the SIP grants is unchanged.2  Net interest income increased 16% in the three months ended March 31, 2012, as compared to the corresponding period last year driven by increases in cash balances, net fees from securities borrowed and loaned transactions and a reduction in interest paid on our senior notes.  Trading gains decreased 31% in the three months ended March 31, 2012, as compared to the corresponding period last year due to an unfavorable swing in currency translation and a less favorable trading environment that featured lower actual-to-implied volatility and lower average volatility, as measured by the Chicago Board Options Exchange Volatility Index (“VIX”).  Commissions and execution fees were 8% lower than those of the year-ago quarter as a result of lower customer volume.  Our pre-tax margin for the three months ended March 31, 2012 was 49%, as compared to 60% for the corresponding period in 2011.

Brokerage:  During the three months ended March 31, 2012, income before income taxes in our electronic brokerage segment decreased 7% as compared to the corresponding period in 2011.  This reflects declines in commissions and execution fees, partially offset by an increase in net interest income and a decrease in execution and clearing fee expenses.  Commissions decreased by 8% from the year-ago quarter as a result of lower customer volume, primarily in stocks, on a stable number of Daily Average Revenue Trades (“DARTs”).  The smaller average trade size is consistent with our implementation, during the second quarter of 2011, of higher risk margin requirements for low value securities.  Total DARTs for cleared and execution-only customers increased 1% to approximately 428,000 during the three months ended March 31, 2012, as compared to approximately 423,000 during the three months ended March 31, 2011, while commissions per cleared DART decreased 8% to $4.01, as compared to $4.38 for the quarter ended March 31, 2011.  Execution and clearing expenses were 13% lower on decreased customer volume.  The increase in net interest income was attributable to net fees and interest from securities borrowed and loaned transactions and increased customer cash balances.  Pre-tax margin decreased from 55% to 52% for the three months ended March 31, 2011 and 2012, respectively.  Customer equity grew by 17%, to $28.9 billion, from the year-ago quarter.

Market Making:  During the three months ended March 31, 2012, income before income taxes in our market making segment decreased 51%, from $134.6 million to $66.0 million.  This decrease was driven by a swing in currency translation gains, which contributed 80% of the decline, reflecting a $0.9 million loss in this quarter, compared to a $54.0 million gain in the year-ago quarter.  Currency translation effects are reported as part of Trading Gains in the Market Making segment.  Trading gains were also impacted by lower actual-to-implied volatility and a decrease in average volatility, as measured by the VIX.  Execution and clearing expenses were 9% higher during the three months ended March 31, 2012 than the year-ago quarter due to a 21% increase in options trading volumes.  Pre-tax margin decreased to 46% in the first quarter of 2012 as compared to 67% in the corresponding period of 2011.

1 For a full description of our currency strategy, please see pages 48-49, Foreign Currency Exposure.
2 The revised accounting method is explained in Note 20 to our audited consolidated financial statements in our Annual Report on Form 10-K, filed with the SEC on February 29, 2012.

The following tables present historical trading volumes for our business.  Volumes are among several drivers in our business.

TRADE VOLUMES:
(in 000's, except %)					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2007	99,086		72,931		16,638		188,655		752
2008	101,672	3%	120,195	65%	16,966	2%	238,833	27%	944
2009	93,550	-8%	127,338	6%	13,636	-20%	234,524	-2%	934
2010	75,169	-20%	133,658	5%	18,732	37%	227,559	-3%	905
2011	63,602	-15%	160,567	20%	19,187	2%	243,356	7%	968

1Q2011	14,488		38,023		4,458		56,969		919
1Q2012	15,045	4%	37,521	-1%	4,826	8%	57,392	1%	926

CONTRACT AND SHARE VOLUMES:
(in 000's, except %)

TOTAL	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2007	673,144		83,134		47,324,798
2008	757,732	13%	108,984	31%	55,845,428	18%
2009	643,380	-15%	82,345	-24%	75,449,891	35%
2010	678,856	6%	96,193	17%	84,469,874	12%
2011	789,370	16%	106,640	11%	77,730,974	-8%

1Q2011	168,164		24,138		22,028,447
1Q2012	180,786	8%	21,690	-10%	17,862,025	-19%

MARKET MAKING	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2007	447,905		14,520		24,558,314
2008	514,629	15%	21,544	48%	26,008,433	6%
2009	428,810	-17%	15,122	-30%	26,205,229	1%
2010	435,184	1%	15,371	2%	19,165,000	-27%
2011	503,053	16%	15,519	1%	11,788,769	-38%

1Q2011	97,595		3,428		2,633,325
1Q2012	118,438	21%	2,828	-18%	2,138,451	-19%

Notes:

1.	Futures contract volume includes options on futures.

2.
In Brazil, an equity option contract typically represents one share of the underlying stock; however, the typical minimum trading quantity is 100 contracts. To make a fair comparison to volume at other exchanges, we have adopted a policy of reporting Brazilian equity options contracts divided by their trading quantity of 100.

CONTRACT AND SHARE VOLUMES, continued:
(in 000’s, except %)

BROKERAGE TOTAL	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2007	225,239		68,614		22,766,484
2008	243,103	8%	87,440	27%	29,836,995	31%
2009	214,570	-12%	67,223	-23%	49,244,662	65%
2010	243,672	14%	80,822	20%	65,304,874	33%
2011	286,317	18%	91,121	13%	65,942,205	1%

1Q2011	70,569		20,710		19,395,122
1Q2012	62,348	-12%	18,862	-9%	15,723,574	-19%

BROKERAGE CLEARED	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2007	51,586		66,278		20,353,584
2008	77,207	50%	85,599	29%	26,334,752	29%
2009	93,868	22%	66,241	-23%	46,627,344	77%
2010	103,054	10%	79,144	19%	62,077,741	33%
2011	145,993	42%	89,610	13%	63,098,072	2%

1Q2011	33,762		20,332		18,722,839
1Q2012	33,377	-1%	18,646	-8%	15,115,753	-19%

Notes:

1.	Futures contract volume includes options on futures

BROKERAGE STATISTICS
(in 000's, except % and where noted)
	1Q2012	1Q2011	% Change
Total Accounts	195	168	16%
Customer Equity (in billions) *	$28.9	$24.8	17%

Cleared DARTs	391	387	1%
Total Customer DARTs	428	423	1%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$4.01	$4.38	-8%
DART per Avg. Account (Annualized)	511	597	-14%
Net Revenue per Avg. Account (Annualized)	$3,240	$3,891	-17%

* Excluding non-customers (e.g. Directors and Officers)

Business Environment

Market conditions were less favorable during the first quarter of 2012 as compared to the same period in 2011.  Lighter trading volumes in exchange-traded products and lower volatility levels dampened profits for both our brokerage and market making businesses.  Although customer trading activity was lighter, we continued to see steady growth in the number of customer brokerage accounts and customer equity, which increased 16% and 17%, respectively, over the first quarter of 2011.

A summary of market conditions that affected our business this quarter follows:

Global trading volumes.  According to data received from exchanges worldwide, volumes in exchange-listed equity-based options decreased by approximately 4% globally and 8% in the U.S., as compared to the corresponding quarter in 2011.  During the first quarter of 2012 we accounted for approximately 9.5% of the exchange-listed equity-based options (including options on ETFs and stock index products) volume traded worldwide and approximately 13.3% of exchange-listed equity-based options volume traded in the U.S.  This compares to approximately 8.4% of the exchange-listed equity-based options volume traded worldwide and approximately 11.4% of the exchange-listed equity-based options volume traded in the U.S. in the first quarter of 2011.  It is important to note that market share is not directly correlated with our profits.

See the tables on pages 32 – 33 of this Quarterly Report on Form 10-Q for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

Bid/Offer Spreads. After reaching a historic low in the third quarter of 2010, bid/offer spreads on U.S. exchange-traded options have been gradually widening over the intervening quarters.  As reported by the NASDAQ OMX PHLX market, bid/offer spreads in the first quarter were approximately 12% wider than the corresponding period in 2011.  We believe this increase can be partly attributed to the heightened scrutiny over high frequency trading firms that began after the May 2010 Flash Crash.  Regulators and exchanges began enacting new rules that year that eliminated some of the advantages high frequency traders (“HFTs”) had over registered market makers.  Some of these changes did not come into effect until last year, leading to the gradual rise in spreads.  The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law in July 2010, is expected to impose additional regulations on HFTs.  The final rules are not yet clear, as regulators continue to work on major provisions of the Act.

Volatility.  Our market making profits are generally correlated with market volatility since we typically maintain an overall long volatility position, which protects us against a severe market dislocation in either direction.  Based on the VIX, the average volatility during the first quarter was approximately 2% lower than it was in the first quarter of 2011.

The ratio of actual to implied volatility is also meaningful to our results.  Because the cost of hedging our positions is based on implied volatility, while our trading profits are, in part, based on actual market volatility, a higher ratio is generally favorable and a lower ratio generally has a negative effect on our trading gains.  This ratio averaged approximately 51% during the first quarter, as compared to 87% in the fourth quarter of 2011 and 70% in the year-ago quarter.

Currency fluctuations.  As a global market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk.  We actively manage this exposure by keeping our net worth in proportion to a defined basket of major currencies (the “GLOBAL”).  Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL to the U.S. dollar affects our earnings.  During the first quarter of 2012, the value of the GLOBAL as expressed in U.S. dollars increased 0.7% compared to the previous quarter which positively affected our comprehensive earnings.

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

See “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2012 and elsewhere in this report for a discussion of other risks that may affect our financial condition and results of operations.

Results of Operations

The tables in the period comparisons below provide summaries of our revenues and expenses.  The period-to-period comparisons below of financial results are not necessarily indicative of future results.  The following table sets forth our unaudited condensed consolidated results of operations for the indicated periods:
	Three Months
	Ended March 31,
	2012	2011
	(in millions except share and per share data)

Revenues:
Trading gains	$137.3	$200.3
Commissions and execution fees	100.9	109.2
Interest income	66.6	58.7
Other income	18.3	17.4

Total revenues	323.1	385.6

Interest expense	19.2	17.7

Total net revenues	303.9	367.9

Non-interest expenses:
Execution and clearing	64.6	66.2
Employee compensation and benefits	62.7	52.4
Occupancy, depreciation and amortization	9.9	9.2
Communications	5.7	5.5
General and administrative	11.3	12.6

Total non-interest expenses	154.2	145.9

Income before income taxes	149.7	222.0

Income tax expense	8.7	18.7

Net income	141.0	203.3

Less net income attributable to non-controlling interests	129.9	187.0

Net income available for common shareholders	$11.1	$16.3

Earnings per share:
Basic	$0.24	$0.38
Diluted	$0.24	$0.38

Weighted average common shares outstanding:
Basic	45,576,925	42,231,651
Diluted	45,951,464	42,791,822

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Net Revenues

Total net revenues for the quarter ended March 31, 2012 decreased $64.0 million or 17%, to $303.9 million from $367.9 million during the quarter ended March 31, 2011.  The decrease in net revenues was primarily due to decreases in trading gains and commissions and execution fees, partially offset by an increase in net interest income compared to the year-ago quarter.  Increased cash balances and a reduction in interest paid on our senior notes contributed to an increase in net interest income.  A decrease in trading gains was driven by an unfavorable swing in currency translation, a decrease in the ratio of actual to implied volatility and a decrease in average volatility, as measured by the VIX, as compared to the year-ago quarter.  Trading volume is an important driver of revenues and costs for both our electronic brokerage segments and market making segments.  During the first quarter of 2012, options contracts executed by our subsidiaries increased by 8% while futures contracts and stock shares volume decreased by 10% and 19% respectively.

Trading Gains.  Trading gains for the quarter ended March 31, 2012 decreased $63.0 million, or 31%, to $137.3 million from $200.3 million for the quarter ended March 31, 2011.  As market makers, we provide liquidity by buying from sellers and selling to buyers.  During the quarter ended March 31, 2012, our market making operations executed 15.0 million trades, an increase of 4% as compared to the number of trades executed in the quarter ended March 31, 2011.  Options contracts increased 21% as a result of a tightening of our bid-offer spreads, which may have increased volume while reducing per contract gains, while futures contracts and stock shares decreased by 18% and 19%, respectively, for the quarter ended March 31, 2012 as compared to the year-ago quarter.  The decrease in trading gains was driven by an unfavorable swing in currency translation, which contributed 88% of the decrease, reflecting a $0.9 million loss in the first quarter of 2012 as compared to a $54.0 million gain in same period of 2011.  As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in a basket of currencies we call the GLOBAL.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Trading gains were also negatively impacted by a 2% decrease in average volatility, as measured by the VIX, which decreased to 18, for the three months ended March 31, 2012 as compared to the year-ago quarter.  In addition, the ratio of actual to implied volatility decreased 28% to 51% for the three months ended March 31, 2012 as compared to the same period last year.  Acting to offset those factors, bid-offer spreads on U.S. exchange-traded options, as reported by the NASDAQ OMX PHLX market, were approximately 12% wider during the first quarter of 2012 than during the corresponding period in 2011.

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

Commissions and Execution Fees.  Commissions and execution fees for the quarter ended March 31, 2012 decreased $8.3 million, or 8%, to $100.9 million, as compared to the quarter ended March 31, 2011.  The decrease was driven by lower customer stock, options and futures volume on a stable number of DARTs.  This indicates smaller average trade size, which is consistent with our implementation during the second quarter of 2011 of higher risk margin requirements for low value securities, mostly on non-U.S. exchanges.  While this may somewhat curtail stock commissions, we believe this to be a prudent risk management measure.  Customer volume in options and futures contracts and stock shares decreased by 12%, 9% and 19%, respectively, for the quarter ended March 31, 2012 from the corresponding period in 2011.  Total DARTs for cleared and execution-only customers for the quarter ended March 31, 2012 increased 1% to approximately 428,000, as compared to approximately 423,000 during the quarter ended March 31, 2011.  Average commission per DART for cleared customers, for the quarter ended March 31, 2012, decreased by 8% to $4.01, as compared to $4.38 for the quarter ended March 31, 2011.  DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 1% to approximately 391,000, for the quarter ended March 31, 2012, as compared to approximately 387,000 for the quarter ended March 31, 2011. The number of customer accounts grew by 16% to approximately 195,000 at March 31, 2012, as compared to approximately 168,000 at March 31, 2011.

Interest Income and Interest Expense.  Net interest income (interest income less interest expense) for the quarter ended March 31, 2012 increased $6.4 million, or 16%, to $47.4 million, as compared to the quarter ended March 31, 2011.  Net interest income was derived primarily from the electronic brokerage segment during the quarter ended March 31, 2012 .  Net interest earned by electronic brokerage increased $5.2 million, or 14%, to $42.3 million, as compared to the quarter ended March 31, 2011.  Net fees and interest earned from securities borrowed and loaned transactions increased $4.3 million for the quarter ended March 31, 2012 as compared to the year–ago quarter.  During the third quarter of 2011 we introduced to customers our Stock Yield Enhancement Program, which provides an opportunity for customers with fully-paid stock to allow IB to lend it out.  In exchange for lending out their stock, our customers receive 50% of the stock loan fees.  IB places cash collateral securing the loans in the customers’ accounts.  Average customer cash balances increased by 16%, to $18.79 billion, while average customer fully secured margin borrowings were relatively unchanged, at $7.87 billion, for the quarter ended March 31, 2012, as compared to $16.20 billion and $7.84 billion, respectively, for the quarter ended March 31, 2011.

The average Fed Funds effective rate decreased 5 basis points to 0.10% for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011.

 For market making, net interest income increased $2.3 million from the corresponding period last year to $4.5 million.  As a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio.  When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income.  When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income.  Net interest income from firm accounts increased $3.2 million. This increase was offset by a decrease in net interest earned from securities borrowed and loaned.

Other Income.  Other income, for the quarter ended March 31, 2012, increased $0.9 million, or 5%, to $18.3 million, as compared to the quarter ended March 31, 2011.  The increase was due to higher brokerage segment revenue from market data fees and minimum activity fees.

Non-Interest Expenses

Non-interest expenses, for the quarter ended March 31, 2012, increased by $8.3 million, or 6%, to $154.2 million from $145.9 million, during the quarter ended March 31, 2011. The increase was primarily due to higher employee compensation and benefits expenses partially offset by lower execution and clearing fees and lower general and administrative fees.  As a percentage of total net revenues, non-interest expenses increased to 51% for the quarter ended March 31, 2012 from 40% during the corresponding period in 2011.

Execution and Clearing.  Execution and clearing expenses for the quarter ended March 31, 2012, decreased $1.6 million, or 2%, to $64.6 million, as compared to the quarter ended March 31, 2011.  The decrease resulted from a 10% decrease in futures contract volume and a 19% decrease in stock shares volume offset by an 8% increase in options contract volume traded during the quarter ended March 31, 2012.

 Employee Compensation and Benefits.  Employee compensation and benefits expenses, for the quarter ended March 31, 2012, increased by $10.3 million, or 20%, to $62.7 million, as compared to the quarter ended March 31, 2011.  The increase in employee compensation and benefits expense was largely a result of a special discretionary stock grant of restricted stock units awarded on January 6, 2012, as well as a revision in our method for recognizing expenses related to SIP, which increased SIP-related expenses by $3.1 million and $3.5 million, respectively, compared to the year -ago quarter.  The special stock award was made to provide our employees with greater equity participation in the Company and was designed to give lower compensated employees a proportionally higher award.  Although the revised accounting treatment accelerates the recognition of SIP-related compensation expense to earlier years and decreases expense recognition in subsequent years, total expense over the life cycle of the SIP grants is unchanged.2  The average number of employees increased to 880 for the quarter ended March 31, 2012, as compared to 859 for the corresponding period in 2011.  As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff.  As a percentage of total net revenues, employee compensation and benefits expenses were 21% and 14%, for the quarters ended March 31, 2012 and 2011, respectively.

General and Administrative.  General and administrative expenses, for the quarter ended March 31, 2012, decreased $1.3 million, or 10% to $11.3 million, as compared to the quarter ended March 31, 2011.  The decrease in general and administrative expenses was primarily due to lower other administrative fees and non-income related taxes.

2 The revised accounting method is explained in Note 20 to our audited consolidated financials statements in our Annual Report on  Form 10-K, filed with the SEC on February 29, 2012.

Business Segments

The following table sets forth the net revenues and non-interest expenses and income before income taxes of our business segments:

		Three Months
		Ended March 31,
		2012	2011
		(in millions)

Electronic Brokerage	Net revenues	$159.3	$163.7
	Non-interest expenses	75.9	73.6

	Income before income taxes	$83.4	$90.1

	Pre-tax profit margin	52%	55%

Market Making	Net revenues	$142.4	$202.3
	Non-interest expenses	76.4	67.7

	Income before income taxes	$66.0	$134.6

	Pre-tax profit margin	46%	67%

Corporate*	Net revenues	$2.2	$1.9
	Non-interest expenses	1.9	4.6

	Income before income taxes	$0.3	($2.7)

Total	Net revenues	$303.9	$367.9
	Non-interest expenses	154.2	145.9

	Income before income taxes	$149.7	$222.0

	Pre-tax profit margin	49%	60%

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

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months
	Ended March 31,
	2012	2011
	(in millions)

Revenues:
Commissions and execution fees	$100.9	$109.2
Interest income	51.5	45.2
Other income	16.1	17.4

Total revenues	168.5	171.8

Interest expense	9.2	8.1

Total net revenues	159.3	163.7

Non-interest expenses:
Execution and clearing	30.5	35.1
Employee compensation and benefits	20.7	14.4
Occupancy, depreciation and amortization	2.9	3.1
Communications	2.2	2.8
General and administrative	19.6	18.2

Total non-interest expenses	75.9	73.6

Income before income taxes	$83.4	$90.1

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Electronic brokerage total net revenues for the quarter ended March 31, 2012 decreased $4.4 million, or 3%, to $159.3 million, from $163.7 million during the quarter ended March 31, 2011, primarily due to a decrease in commissions and execution fees which was partially offset by an increase in net interest income.  Commissions and execution fees decreased $8.3 million, or 8%, and net interest income increased $5.2 million, or 14%, for the quarter ended March 31, 2012 as compared to the corresponding period in 2011.  This is consistent with our implementation during the second quarter of 2011 of higher risk margin requirements for low value securities, mostly on non-U.S. exchanges.  The increase in net interest income was attributable to an increase of $4.3 million on net fees and interest earned from securities borrowed and loaned transactions and an increase of $1.1 million in net interest from customer cash balances.  The decrease in commissions and execution fees is directly attributable to lower customer trading volume.  Volume in options and futures contracts and stock shares decreased by 12%, 9% and 19%, respectively, for the quarter ended March 31, 2012 from the corresponding period in 2011.  Total DARTs from cleared and execution-only customers for the quarter ended March 31, 2012 increased 1% to approximately 428,000, as compared to approximately 423,000 during the quarter ended March 31, 2011.  DARTs from cleared customers for the quarter ended March 31, 2012 increased 1% to approximately 391,000, as compared to approximately 387,000 during the quarter ended March 31, 2011.  Total customer equity grew by 17% to $28.9 billion at March 31, 2012, from $24.8 billion at March 31, 2011.  The number of customer accounts grew 16% from March 31, 2011 to approximately 195,000 at March 31, 2012.

Electronic brokerage non-interest expenses for the quarter ended March 31, 2012 increased $2.3 million, or 3%, as compared to the quarter ended March 31, 2011.  Within non-interest expenses, execution and clearing expenses decreased by $4.6 million, driven by a decrease in customer trading volume.  Employee compensation and benefits expenses increased by $6.3 million, or 44% during the quarter ended March 31, 2012 as compared to 2011.  The increase in employee compensation and benefits expense was largely a result of a special discretionary grant of restricted stock units awarded on January 6, 2012, as well as a revision in our method for recognizing SIP expenses, as discussed above.  General and administrative expenses increased $1.4 million as administrative and consulting fees increased during the quarter ended March 31, 2012 as compared to 2011.  As a percentage of total net revenues, non-interest expenses increased to 48% from 45% for the quarter ended March 31, 2012 as compared to 2011.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months
	Ended March 31,
	2012	2011
	(in millions)
Revenues:
Trading gains	$137.3	$199.4
Interest income	15.3	13.1
Other income	0.6	0.7

Total revenues	153.2	213.2

Interest expense	10.8	10.9

Total net revenues	142.4	202.3

Non-interest expenses:
Execution and clearing	34.7	31.8
Employee compensation and benefits	20.1	16.4
Occupancy, depreciation and amortization	2.0	2.5
Communications	2.5	2.6
General and administrative	17.1	14.4

Total non-interest expenses	76.4	67.7

Income before income taxes	$66.0	$134.6

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Market making total net revenues for the quarter ended March 31, 2012 decreased $59.9 million, or 30%, to $142.4 million, from $202.3 million during the quarter ended March 31, 2011.  Trading gains for the quarter ended March 31, 2012 decreased $62.1 million, or 31%.  As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in proportion to a basket of currencies we call the GLOBAL.  The decrease in trading gains was driven by an unfavorable swing in currency translation, which contributed 88% of the decrease, reflecting a $0.9 million loss in the first quarter of 2012 as compared to a $54.0 million gain in the corresponding period in 2011.  On a comprehensive basis, our foreign currency strategy yielded a $34.8 million gain this quarter compared to a $72.6 million gain in the corresponding period in 2011.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Trading gains were also negatively impacted by a 2% decrease in average volatility, as measured by the VIX, which decreased to 18.2, for the three months ended March 31, 2012 as compared to the year-ago quarter as well as a 28% decrease in the ratio of actual to implied volatility to 51% for the three months ended March 31, 2012 as compared to the same period last year.  Acting to offset these factors, bid-offer spreads on U.S. exchange-traded options, as reported by the NASDAQ OMX PHLX market, were approximately 12% wider in the first quarter of 2012 than in the corresponding period in 2011.  Market making options contracts volume increased 21% while futures contracts and stock shares volume decreased 18% and 19%, respectively, in the quarter ended March 31, 2012 as compared to the corresponding period in 2011.  The higher options volume was driven by our decision to tighten our bid-offer spreads, which may have increased volume while reducing per contract gains.  The decrease in stock volume in part reflects our actions over the past year to selectively pare down trading in less profitable products.

Net interest income for the quarter ended March 31, 2012 increased by $2.3 million to $4.5 million.  As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets.  In the quarter ended March 31, 2012, these factors, together with securities lending activity, produced more interest income than in the first quarter of 2011.

Market making non-interest expenses for the quarter ended March 31, 2012 increased $8.7 million, or 13%, as compared to the quarter ended March 31, 2011.  The increase primarily resulted from a $2.9 million increase in execution and clearing fees and a $3.7 million increase in employee compensation and benefits during the quarter ended March 31, 2012 as compared to 2011.  The increase in execution and clearing fees was primarily due to an increase in options volume.  The increase in employee compensation and benefits expense was largely a result of a special discretionary grant of restricted stock units awarded on January 6, 2012, as well as a revision in our method for recognizing SIP expenses, as discussed above.  While total expense over the life cycle of the SIP grants is unchanged, the revised accounting treatment accelerates the recognition of SIP-related compensation expense to earlier years and decreases expense recognition in subsequent years.  As a percentage of total net revenues, market making non-interest expenses increased to 54% from 33% for the quarters ended March 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet.  The majority of our assets consist of exchange-listed marketable securities, which are marked-to-market daily, cash and securities segregated for customers, and collateralized receivables arising from customer-related and proprietary securities transactions.  Collateralized receivables consist primarily of securities borrowed, and, to a lesser extent, customer margin loans, receivables from clearing houses for settlement of securities transactions and securities purchased under agreements to resell.  At March 31, 2012, total assets were $32.70 billion of which approximately $32.26 billion, or 98.7%, were considered liquid and consisted predominantly of marketable securities, customers’ cash and collateralized receivables.

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

We actively manage our excess liquidity and we maintain significant borrowing facilities through the securities lending markets and with banks.  As a general practice, we continue to maintain sufficient levels of cash on hand to provide us with a buffer should we need immediately available funds for any reason.

For purposes of providing additional liquidity and further increasing our regulatory capital reserves, we maintain a committed senior secured revolving credit facility from a syndicate of banks and previously issued senior notes (see “Principal Indebtedness” below).  As of March 31, 2012, borrowings under these facilities totaled $30.2 million, which represented less than 1% of our total capitalization.  Liability balances in connection with our short-term borrowings and senior notes payable as of March 31, 2012 were less than their respective average balances during the quarter.  Liability balances in connection with our payables to customers and securities loaned as of March 31, 2012 were higher than their respective average balances during the quarter.

Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our future liquidity needs for more than the next twelve months.

Cash and cash equivalents held by the Company’s non-U.S. operating companies at March 31, 2012 were $699 million ($683 million at December 31, 2011). These funds are primarily intended to finance each individual operating company’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC.  It is not currently the Company’s intention to repatriate further amounts from non-U.S. operating companies.  In the event dividends were to be paid to the Company in the future by a non-U.S. operating company, as occurred in connection with the special dividend in December 2010, the Company would be required to accrue and pay income taxes on such dividends to the extent that U.S. income taxes had not been paid previously on the income of the paying company.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth.  Our consolidated equity increased 10% to $4.97 billion at March 31, 2012 from $4.52 billion at March 31, 2011 as a result of twelve months of comprehensive earnings, partially offset by dividends paid during the last four quarters.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(in millions)

Cash used in operating activities	$ (53.9)	$ (36.7)
Cash used in investing activities	(10.5)	(35.0)
Cash used in financing activities	(103.1)	(113.3)
Effect of exchange rate changes on cash and cash equivalents	23.4	6.9

Decrease in cash and cash equivalents	$ (144.1)	$ (178.1)

         Our cash flows from operating activities are largely a reflection of the size and composition of trading positions held by our market making subsidiaries and of the changes in customer cash and margin debit balances in our electronic brokerage business.  Our cash flows from investing activities are primarily related to capitalized internal software development, purchases and sales of memberships at exchanges where we trade and strategic investments in exchanges where such investments will enable us to offer better execution alternatives to our current and prospective customers, or create new opportunities for ourselves as market makers or where we can influence exchanges to provide competing products at better prices using sophisticated technology.  Our cash flows from financing activities are comprised of short-term borrowings, long-term borrowings and capital transactions.  Short-term borrowings from banks are part of our daily cash management in support of operating activities. Other borrowings provide us with flexible sources of excess liquidity and regulatory capital, including a committed two-year $100.0 million senior secured revolving credit facility from a syndicate of banks.  This facility, which expires in May 2012 and for which a replacing facility is being negotiated, was entered into in May 2010.  Capital transactions consist primarily of quarterly cash dividends paid to stockholders, which commenced during the second quarter of 2011 and cash distributions paid to IBGH.

Three Months Ended March 31, 2012:   Our cash and cash equivalents decreased by $144.1 million to $1,551.4 million for the three months ended March 31, 2012.  We used $53.9 million from net cash in operating activities.  We used net cash of $113.6 million in our investing and financing activities primarily due to a decrease in senior notes outstanding and dividends paid to IBG Holdings LLC and to common stockholders.

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

At March 31, 2012, aggregate excess regulatory capital for all of the Operating Companies was $2.71 billion. The following table summarizes capital, capital requirements and excess regulatory capital (millions):

	Net Capital/ Eligible Equity	Requirement	Excess
IB LLC	$1,420	$197	$1,223
TH LLC	737	41	696
THE	622	224	398
Other regulated Operating Companies	418	21	397
	$3,197	$483	$2,714

At March 31, 2012, all of the operating companies were in compliance with their respective regulatory capital requirements.

For additional information regarding our net capital requirements see note 14 to the unaudited condensed consolidated financial statements in Part I , Item 1 of this Quarterly Report on Form 10-Q.

Principal Indebtedness

IBG LLC is the borrower under a $100.0 million senior secured revolving credit facility, which had no balance outstanding as of March 31, 2012, and is the issuer of senior notes, of which $30.2 million were outstanding as of March 31, 2012.

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

At March 31, 2012, IBG LLC was in compliance with all of the covenants of this credit facility.  At maturity, subject to meeting certain terms of the facility, the Company will have an option to convert the facility to a one-year term loan.

Senior Notes

Based on a review of its available liquidity resources, which resulted in a determination of a strong liquidity position, in January 2012, the Company decided to discontinue the Senior Notes Program.  It is the Company’s intention that no new Senior Notes will be issued and all Senior Notes outstanding as of March 31, 2012 will be redeemed by June 2012.

Prior to January 2012, IBG LLC periodically issued senior notes in private placements to certain qualified customers of IB LLC.  IBG LLC used the proceeds from sales of the senior notes to provide capital to IBG LLC’s broker-dealer subsidiaries in the form of subordinated loans and for other general purposes.  The outstanding senior notes have a 3% per annum interest rate,and an 18-month maturity.  IBG LLC may, solely at its option, redeem the senior notes at any time on or after a specified date in the third month or the sixth month, respectively, after the date on which the senior notes are issued and sold, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued interest.

Total senior notes outstanding at March 31, 2012 were $30.2 million and senior notes outstanding at December 31, 2011 were $101.4 million, all being 3% notes.  During the period from January 1 through March 31, 2012, no senior notes were issued, and $71.2 million senior notes were redeemed.

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

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware.  These expenditure items are reported as property and equipment.  Capital expenditures for property and equipment were approximately $5.2 million and $3.2 million for the three months ended March 31, 2012 and 2011, respectively.  We anticipate that our 2012 gross capital expenditures will be level to prior years, including ongoing costs related to the expanding and upgrading our data centers and backup facilities.  We expect our future capital expenditures to rise as we continue our focus on technology infrastructure initiatives to further enhance our competitive position.  We anticipate that we will fund capital expenditures with cash from operations and cash on hand.  In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance.  If we pursue any strategic acquisitions, we may incur additional capital expenditures.

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

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own.  At March 31, 2012, there were no definitive agreements with respect to any material acquisition.

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

We have been from time to time subject to certain pending and legal actions which arise out of the normal course of business.  Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages.  We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement.  Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred.  As of March 31, 2012, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously.  Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period.  As of March 31, 2012 and December 31, 2011, reserves provided for potential losses related to litigation matters were not material.

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

Income Taxes

IBG, Inc. accounts for income taxes in accordance with ASC 740, Income Taxes.   The Company’s income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Determining unaudited condensed consolidated income tax expense requires significant judgments and estimates.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows, or financial position.

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

The Company records tax liabilities in accordance with ASC 740 and adjusts these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

Recent Accounting Pronouncements

Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates (“ASUs”) as the means to add to or delete from, or otherwise amend the ASC.  In 2012, prior to the issuance of the Company’s unaudited condensed consolidated financial statements, no ASUs have been issued.  Following is a summary of recently issued ASUs that may affect the Company’s unaudited condensed consolidated financial statements:

	Affects	Status

ASU 2011-03	Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early application is not permitted.

ASU 2011-04	Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS	To be applied prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for public entities.

ASU 2011-08	Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment	Effective for fiscal years beginning after December 15, 2011. Early adoption is permitted.

ASU 2011-11	Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities	Effective for fiscal periods beginning on or after January 1, 2013. Retrospective disclosures for comparative periods presented will be required.

Adoption of those ASUs that became effective during 2012, prior to the issuance of the Company’s unaudited condensed consolidated financial statements, did not have a material effect on those financial statements.  Management is assessing the potential impact on the Company’s financial statements of adopting ASUs that will become effective in the future.

ASC/IFRS Convergence

In February 2010, the SEC issued Commission Statement in Support of Convergence and Global Accounting Standards, a formal statement updating the status of its November 2008 Roadmap for the Potential Use of Financial Statements Prepared in Accordance with International Financial Reporting Standards by U.S. Issuers (“IFRS Roadmap”). The statement supported convergence of accounting standards and the development of a single set of global accounting standards. As directed in this statement, the SEC staff issued Work Plan for the Consideration of Incorporating International Financial Reporting Standards into the Financial Reporting System for U.S. Issuers (the “Work Plan”) in May 2010, and issued a follow-up Staff Paper, subtitled Exploring a Possible Method of Incorporation in May 2011. The Work Plan outlines the steps to be taken to provide the SEC with information to be able to conclude whether IFRS should be adopted for U.S. registrants and the Staff Paper discusses alternative approaches (“Convergence” and “Endorsement”) to adoption that could be applied. Within the Staff Paper, the SEC Staff has issued a Request for Comment on these alternatives. The Comment period ended July 31, 2011 and the SEC Staff issued two Staff Papers, A Comparison of U.S. GAAP and IFRS and Analysis of IFRS in Practice on November 16, 2011.

The SEC and U.S. accounting standard setters continue to publicly support a uniform set of global accounting standards, the adoption of IFRS for U.S. registrants and private companies, but the extent and timing of adoption remain uncertain. The aforementioned Work Plan and other SEC published documents have not committed U.S. registrants to adoption or timing of adoption of IFRS. The initial adoption for U.S. registrants could be as early as December 31, 2015 or 2016, with a transition date of either January 1, 2013 or 2014 for the initial three year retrospective comparative reporting period. Management applies versions of IFRS for the stand alone financial statements of several of the Operating Companies, where required, and continues to assess the potential impact of adopting IFRS on the Company’s unaudited condensed consolidated financial statements.

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

Pricing Model Exposure

Our strategy as a market maker is to calculate quotes a few seconds ahead of the market and execute small trades at tiny but favorable differentials as a result.  Our proprietary pricing model continuously evaluates and monitors the risks inherent in our portfolio,  assimilates market data and reevaluates the outstanding quotes in our entire portfolio each second.  Certain aspects of the model rely on historical prices of securities.  If the behavior of price movements of individual securities diverges substantially from what their historical behavior would predict, we might incur trading losses.  We attempt to limit such risks by diversifying our portfolio across many different options, futures and underlying securities and avoiding concentrations of positions based on the same underlying security.  Historically, our losses from these events have been immaterial in comparison to our annual trading profits.

Foreign Currency Exposure

As a result of our international market making activities and accumulated earnings in our foreign subsidiaries, our income and net worth is exposed to fluctuations in foreign exchange rates.  Our European operations and some of our Asian operations are conducted by our Swiss subsidiary, THE.  THE is regulated by the Swiss Financial Market Supervisory Authority as a securities dealer and its financial statements are presented in Swiss francs.  Accordingly, THE is exposed to certain foreign exchange risks as described below:

•
THE buys and sells futures contracts and securities denominated in various currencies and carries bank balances and borrows and lends such currencies in its regular course of business.  At the end of each accounting period THE’s assets and liabilities are translated into Swiss francs for presentation in its financial statements.  The resulting gains or losses are reported as translation gain or loss in THE’s income statement.  When we prepare our unaudited condensed consolidated financial statements, THE’s Swiss franc balances are translated into U.S. dollars for U.S. GAAP purposes.  THE’s translation gains or losses appear as such on IBG, Inc.’s unaudited condensed consolidated statement of comprehensive income, included in trading gains.

•
THE’s net worth is carried on THE’s books in Swiss francs in accordance with Swiss accounting standards.  At the end of each accounting period, THE’s net worth is translated at the then prevailing exchange rate into U.S. dollars and the resulting gain or loss is reported as Other Comprehensive Income, (“OCI”) in our unaudited condensed consolidated statement of financial condition and unaudited condensed consolidated statement of comprehensive income.  To a smaller extent, OCI is also produced by our other non-U.S. subsidiaries.

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

Since 2005, we have expanded our market making systems to incorporate cash forex and forex options to hedge our currency exposure at little or no cost and to hedge our currency exposure throughout the day on a continuous basis.  In connection with the development of our currency hedging strategy, we determined to base our net worth in GLOBALs, a basket of currencies. On October 3, 2011 we announced that we expanded the composition of the GLOBAL from six to 16 currencies. The table below displays the component changes in detail. U.S. dollar (“USD”) amounts are calculated using exchange rates at September 30, 2011, the effective date for the change.

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

Because we actively manage our global currency exposure by maintaining our equity in GLOBALs, we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company.  At March 31, 2012 approximately 63% of our equity was denominated in currencies other than U.S. dollars.

The effects of our currency strategy appear in two places in the financial statements: (1) as a component of Trading Gains in the unaudited condensed consolidated statement of comprehensive income and (2) as Other Comprehensive Income in the unaudited condensed consolidated statement of financial condition.  The full effect of the GLOBAL is captured in Comprehensive Income.

Reported results on a comprehensive basis reflect the GAAP convention adopted in 2011 that requires the reporting of currency translation results contained in Other Comprehensive Income as part of reportable earnings. Previously, currency translation results were reported only as a component of changes in Total Equity in the unaudited condensed consolidated statement of financial condition.

Interest Rate Risk

Under our senior secured revolving credit facility, we have the ability to choose borrowing tenors from overnight to twelve months, which permits us to minimize the risk of interest rate fluctuations.  We have no borrowings outstanding under this facility as of March 31, 2012.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies.  In a higher interest rate environment, exhibiting a positive yield curve, we typically invest a portion of these funds in U.S. government treasury securities with maturities of up to three months.  Under these circumstances, if interest rates were to increase rapidly and substantially, in increments that were not reflected in the yields on these treasury securities, our net interest income from customer deposits would decrease.  Based upon investments outstanding at March 31, 2012, we had minimal exposure of this nature.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment.  Due to a currently low rate environment, a decrease of the U.S. benchmark interest rates to zero, or roughly 0.09%, would reduce our net interest income by approximately $1.5 million on an annualized basis.

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

We expect this kind of exposure to increase with growth in our overall business.  Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations.  As of March 31, 2012, we had $8.46 billion in margin credit extended to our customers.  The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices.  Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve or the SEC portfolio margining regulations, as appropriate.  As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on February 29, 2012.  During our normal course of business, the Company’s regulated operating companies are in discussions with regulators about matters raised during regulatory examinations or otherwise subject to their inquiry.  These matters could result in censures, fines or other sanctions.  Management believes the outcome of any resulting actions will not be material to the Company’s financial condition, results of operations or cash flows.  However, the Company is unable to predict the outcome of these matters.

The Company believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on the unaudited condensed consolidated financial condition of the Company.  Legal reserves have been established in accordance with ASC 450, Contingencies.  The ultimate resolution may differ from the amounts reserved.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in under Part 1, Item 1A of our Annual Report on From 10-K filed with the SEC on February 29, 2012, except as listed below.

Risks Related to our Unreviewed Financial Statements:

Our failure to obtain the review of our interim unaudited financial statements required by Regulation S−X may result in changes to the financial statements when reviewed by an independent registered public accounting firm.

Because the 2012 unaudited interim financial statements and notes thereto for the quarterly period ended March 31, 2012 included in our Form 10−Q for the quarter ended March 31, 2012 have not been reviewed in accordance with SAS 100, as required by Rule 10−01(d) of Regulation S−X promulgated under the Securities Act of 1934, the Form 10−Q is deemed to be deficient and not timely filed. The Company will be requesting an interpretation from the SEC regarding the accounting for its non-controlling interests. Upon receipt of such interpretation from the SEC, on the non-controlling interests accounting issue described below, we intend to request that  our independent registered public accounting firm complete its  review of the financial statements and to file as promptly as practicable any necessary amendment to the Form 10−Q for the quarterly period ended March 31, 2012 that will include unaudited interim financial statements reviewed in accordance with SAS 100 as required by Rule 10−01(d). The review could result in changes to the unreviewed financial statements, whether as a result of modifications that may result from guidance we receive in response to our letter to be filed with the SEC concerning the appropriate GAAP interpretation of ASC 810−10−45, ASC 815-40-25 and ASC 480-10-S99-3A, or otherwise.

Interpretation from the SEC may have a material impact on previously filed financial statements.

As previously disclosed on the Company’s Form 8−K filed on May 15, 2012, the Company has historically classified non-controlling interests as a component of permanent equity capital.  The Company intends to request the SEC interpretation promptly following this filing, and to seek to resolve this issue by June 30, 2012.   However, there can be no assurance that the SEC will issue guidance on this issue by such date, or at any time.

If the ultimate resolution of any of the above matters results in an accounting treatment other than as currently reported, there may be a material impact on the previously filed consolidated statement of financial condition that may require that such financial statement be restated.

Our failure to obtain the review required by Regulation S−X and the resulting status of our Form 10−Q for the quarter ended March 31, 2012 as not having been filed on a timely basis, will render us ineligible to file registration statements on Form S−3, to use our existing shelf registration statement on Form S−3 or our registration statement on Form S−8, and may have other adverse consequences, such as potential material impacts on covenants contained in our contractual commitments, our obligations under NASDAQ Stock Market listing standards, and compliance with applicable securities laws.

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

*
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements Comprehensive of Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, (iv) the Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged in detail levels 1-4.

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

Date: May 15, 2012