Form 10-K/A
period 2011-12-31
Interactive Brokers Group, Inc.
filed 2012-08-31
CIK 1381197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1
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

                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

                 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

                 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

                 Documents Incorporated by Reference: Portions of Registrant's definitive proxy statement for its 2012 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K/A.

Explanatory Note

              In May 2012, in connection with the review of the Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 2012, Deloitte & Touche LLP, the Company's independent registered public accounting firm, questioned the Company's interpretation and application of accounting guidance contained in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC or the "Codification") 480-10-S99, Distinguishing Liabilities from Equity, SEC Materials, formerly FASB Emerging Issues Task Force Topic D-98, to cash redemption provisions regarding redeemable noncontrolling interests. After reassessing its interpretation and application of this accounting guidance, including obtaining an interpretation from the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC"), the Company concluded that its interpretation of this accounting guidance and its application of that guidance to these cash redemption provisions was incorrect, resulting in an error in its consolidated financial statements. This error had no effect on reported net income attributable to common stockholders or cash flows, but did affect the classification of redeemable noncontrolling interests in IBG LLC ("IBG LLC") attributable to IBG Holdings LLC ("IBG Holdings LLC") during the period from the Company's May 3, 2007 initial public offering through June 6, 2012, as more fully described in Note 21 to the consolidated financial statements contained in Part 2, Item 8 of this Amended Annual Report. As a result of this change in the classification of redeemable noncontrolling interests, the calculation of earnings per share was also affected. On August 13, 2012, the Audit Committee of the Board of Directors of the Company and management concluded that the previously issued consolidated financial statements for the three years ended December 31, 2011 should no longer be relied upon and should be restated.

              The Company is filing this Amended Annual Report on Form 10-K/A (the "Amended Filing" or "Form 10-K/A") for the year ended December 31, 2011, to restate the Company's audited consolidated financial statements and related disclosures as of and for the three years ended December 31, 2011 included in the Company's original filing of its Annual Report on Form 10-K (the "Original Filing") which was filed with the SEC on February 29, 2012.

              On August 15, 2012, the Company filed a Current Report on Form 8-K with the SEC in which it announced that the previously issued audited consolidated financial statements, report on internal controls, and the Reports of Independent Registered Public Accounting Firm thereon for the three years ended December 31, 2011 in the Original Filing should no longer be relied upon.

              In addition to the change in classification relating to the reporting of redeemable noncontrolling interests attributable to IBG Holdings LLC described above, the Company has corrected other errors that had been previously identified that affected previously issued financial statements. These items included errors in recording share issuances under stock compensation award plans, which were corrected in connection with the preparation of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and adjustments to record the timely recognition of the effect of equity award plan forfeiture provisions, which error was corrected in the Original Filing. Both of these corrections were disclosed as immaterial restatements in the respective original filings.

              The Company does not intend to file any amended Quarterly Reports on Form 10-Q for periods preceding December 31, 2011 that were affected by the restatements.

Internal Control Considerations

              In conjunction with the preparation of the Amended Filing, management identified control deficiencies in its internal controls over financial reporting associated with the review and interpretation of complex accounting issues – specifically, redeemable noncontrolling interests in IBG LLC attributable to IBG Holdings LLC and stock based compensation – that constitutes a material weakness, as discussed in Part II, Item 9A, "Controls and Procedures," of this Form 10-K/A. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. For a discussion of management's consideration of our disclosure controls and procedures and the material weakness identified and the remediation plan design efforts being made, see Part I, Item IA, "Risk Factors," and Part II, Item 9A included in this Amended Filing.

Adjustments

              Additional information on the effect of these adjustments to our consolidated financial statements is contained in Item 8, "Financial Statements and Supplemental Data" – Note 21 – Restatements.

              For convenience of the reader, this Amended Filing sets forth the Original Filing in its entirety. The sections of the Original Filing which were not amended are unchanged and continue in full force and effect as originally filed. This Amended Filing has not been updated to reflect events occurring subsequent to the Original Filing date other than those associated with the correction of the error and other adjustments specifically noted. The Items in this Form 10-K/A which are amended and restated as a result of the foregoing are:

    •
    Part I, Item 1A. – Risk Factors;

    •
    Part II, Item 6. – Selected Financial Data;

    •
    Part II, Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations;

    •
    Part II, Item 8. – Financial Statements and Supplementary Data;

    •
    Part II, Item 9A. – Controls and Procedures;

    •
    Part IV, Item 15B. – Exhibits

    •
    Part IV, Item 15 (a)(2). – Financial Statement Schedule

In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this Amended Filing.

AMENDED ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2011

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

              We have included or incorporated by reference in this Amended Annual Report on Form 10-K/A, and from time to time our management may make statements that may constitute "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of this Amended Annual Report on Form 10-K/A, as well as statements about the objectives and effectiveness of our liquidity policies, statements about trends in or growth opportunities for our businesses, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Amended Annual Report on Form 10-K/A. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, among others, those discussed below and under "Risk Factors" in Part I, Item 1A of this Amended Annual Report on Form 10-K/A and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Amended Annual Report on Form 10-K/A.

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

  •
  compliance with laws and regulations, including those relating to the securities industry; and

  •
  other factors discussed under "Risk Factors" in Part I, Item 1A of this Amended Annual Report on Form 10-K/A or elsewhere in this Amended Annual Report on Form 10-K/A.

              We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this Amended Annual Report on Form 10-K/A.

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

              IBG, Inc. is a holding company and our primary assets are our ownership of approximately 11.5% of the membership interests of IBG LLC ("IBG LLC" or the "Group"), the current holding company for our businesses. We are the sole managing member of IBG LLC. On May 3, 2007, IBG, Inc. priced its initial public offering (the "IPO") of shares of common stock. In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC and began to consolidate IBG LLC's financial results into its financial statements. When we use the terms "we," "us," and "our," we mean IBG LLC and its subsidiaries for periods prior to the IPO, and IBG, Inc. and its subsidiaries (including IBG LLC) for periods from and after the IPO. Unless otherwise indicated, the term "common stock" refers to the Class A common stock of IBG, Inc.

              We are a successor to the market making business founded by our Chairman and Chief Executive Officer, Thomas Peterffy, on the floor of the American Stock Exchange in 1977. Since our inception, we have focused on developing proprietary software to automate broker-dealer functions. During that time, we have been a pioneer in developing and applying technology as a financial intermediary to increase liquidity and transparency in the capital markets in which we operate. The advent of electronic exchanges in the last 21 years has provided us with the opportunity to integrate our software with an increasing number of exchanges and trading venues into one automatically functioning, computerized platform that requires minimal human intervention. Three decades of developing our automated market making platform and our automation of many middle and back office functions has allowed us to become one of the lowest cost providers of broker- dealer services and significantly increase the volume of trades we handle.

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

              Our internet address is www.interactivebrokers.com and the investor relations section of our web site is located at www.interactivebrokers.com/ir. We make available free of charge, on or through the investor relations section of our web site, this Amended Annual Report on Form 10-K/A, Quarterly Reports on Form 10-Q, related Interactive Data exhibits, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission ("SEC"). Also posted on our web site are our Bylaws, our Amended and Restated Certificate of Incorporation, charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our board of directors, our Accounting Matters Complaint Policy, our Whistle Blower Hotline, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time periods required by SEC and the NASDAQ Stock Market ("NASDAQ"), we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer. In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in Regulation G) promulgated under the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act") that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

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

              Financial information concerning our business segments for each of 2011, 2010 and 2009 is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the notes thereto, which are in Part II, Items 7 and 8 of this Amended Annual Report on Form 10-K/A.

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

Market Making—Timber Hill

              Market making represented 50% of 2011 net revenues from electronic brokerage and market making combined. We conduct our market making business through our Timber Hill ("TH") subsidiaries. As one of the largest market makers on many of the world's leading electronic exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over 867,000 tradable, exchange-listed products, including equity derivative products, equity index derivative products, equity securities and futures. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Historically, our profits have been principally a function of transaction volume and price volatility of electronic exchange-traded products rather than the direction of price movements. Other factors, including the ratio of actual to implied volatility and shifts in foreign currency exchange rates, can also have a meaningful impact on our results, as described further in "Business Environment" in Part II, Item 7 of this Amended Annual Report on Form 10-K/A.

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

              We actively manage our global currency exposure on a continuous basis by maintaining our equity in a basket of currencies we call the GLOBAL. On October 3, 2011 we announced that the composition of the GLOBAL had been expanded from six to 16 currencies to better reflect the expanding breadth of our businesses around the world. We define the GLOBAL as consisting of fractions of a U.S. dollar, Euro, Japanese yen, British pound, Canadian dollar, Australian dollar, Swiss franc, Hong Kong dollar, Swedish krona, Mexican peso, Danish krone, Norwegian krone, South Korean won, Brazilian real, Indian rupee and Singapore dollar. The Company currently transacts business and is required to manage balances in each of these 16 currencies. The currencies comprising the GLOBAL and their relative proportions can change over time. Additional information regarding our currency hedging strategy is set forth in "Quantitative and Qualitative Disclosures About Market Risk" in Part II, Item 7A of this Amended Annual Report on Form 10-K/A.

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

Net Capital Rule

              The SEC, FINRA, CFTC and various other regulatory agencies within the United States have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Generally, a broker- dealer's capital is net worth plus qualified subordinated debt less deductions for certain types of assets. The Net Capital Rule requires that at least a minimum part of a broker-dealer's assets be maintained in a relatively liquid form.

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

              For additional information regarding our net capital requirements see note 18 to the consolidated financial statements in Part II , Item 8 of the Amended Annual Report on Form 10-K/A.

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

              IB LLC and TH LLC each has a Chief Compliance Officer who reports to its General Counsel and its internal audit and compliance committee. These Chief Compliance Officers, plus certain other senior staff members, are FINRA- registered principals with supervisory responsibility over the various aspects of our businesses. Staff members in the Compliance Department or in other departments of the firm are also registered with FINRA, NFA or other regulatory organizations.

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

ITEM 1A.    RISK FACTORS

              We face a variety of risks that are substantial and inherent in our businesses, including market, liquidity, credit, operational, legal and regulatory. In addition to the risks identified elsewhere in this

Amended Annual Report on Form 10-K/A, the following risk factors apply to our business results of operations and financial condition:

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

              If either immediately before or immediately after any purchase or the related issuance of our stock, the IBG Holdings LLC members own or are deemed to own, in the aggregate, more than 20% of our outstanding stock, then all or part of any increase in the tax basis of goodwill may not be amortizable and, thus, our ability to realize the annual tax savings that otherwise would have resulted if such tax basis were amortizable may be significantly reduced. Although the IBG Holdings LLC members are prohibited under the exchange agreement among us, IBG LLC, IBG Holdings LLC and the historical members of IBG LLC (the "Exchange Agreement") from purchasing shares of Class A common stock, grants of our stock to employees and directors who are also members or related to members of IBG Holdings LLC and the application of certain tax attribution rules, such as among family members and partners in a partnership, could result in IBG Holdings LLC members being deemed for tax purposes to own shares of Class A common stock.

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

              A more detailed discussion of the restrictions contained in our senior secured revolving credit facility can be found in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Amended Annual Report on Form 10-K/A. A failure to comply with the restrictions contained in the senior secured revolving credit facility could lead to an event of default, which could result in an acceleration of our indebtedness. Such an acceleration would constitute an event of default under our senior notes. A failure to comply with the restrictions in our senior notes could result in an event of default under our senior notes. Our future operating results may not be sufficient to enable compliance with the covenants in the senior secured revolving credit facility, our senior notes or other indebtedness or to remedy any such default. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to refinance our indebtedness or make any accelerated payments, including those under the senior notes. In addition, we may not be able to obtain new financing. Even if we were able to obtain new financing, we would not be able to guarantee that the new financing would be on commercially reasonable terms or terms that would be acceptable to us. If we default on our indebtedness, our business financial condition and results of operation could be materially and adversely affected.

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

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in additional material misstatements in our financial statements.

              Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. As disclosed in Item 9A, "Controls and Procedures," management identified a material weakness in our internal control over financial reporting related to the review and interpretation of complex accounting issues, specifically, redeemable noncontrolling interests in IBG LLC attributable to IBG Holdings LLC and stock based compensation. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework. We are actively engaged in developing a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

We may face risks related to recent restatements of our financial statements.

              As described in more detail in the Explanatory Note at the beginning of this Form 10-K/A, we have restated our consolidated financial statements for the three years ended December 31, 2011 principally to correct for errors in the review and interpretation of complex accounting issues, specifically, redeemable noncontrolling interests in IBG LLC attributable to IBG Holdings LLC and stock based compensation. Companies that restate their financial statements sometimes face litigation claims from third parties or stockholders and/or enforcement proceedings by the SEC following such a restatement. We could face monetary judgments, penalties or other sanctions which could adversely affect the financial condition, results of operations or cash flows of the Company or any of its subsidiaries and could cause our stock price to decline.

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

              Restrictions contained in our loan agreements limit our ability to pay dividends on our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Part II Item 7 of this Amended Annual Report on Form 10-K/A.

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

ITEM 6.    SELECTED FINANCIAL DATA

              The following tables set forth selected historical consolidated financial and other data of IBG, Inc., as restated (see Note 21 to the consolidated financial statements included elsewhere in this Amended Annual Report). It is presented for the years ended, and as of, December 31, 2007, 2008, 2009, 2010 and 2011.

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

              The following selected historical consolidated financial and other data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the audited consolidated financial statements and related notes included elsewhere in this Amended Annual Report on Form 10-K/A.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(As Restated, in millions, except share and per share data)
Consolidated Statement of Comprehensive Income Data:
Revenues:
Trading gains	$665.2	$368.6	$633.9	$1,304.0	$888.1
Commissions and execution fees	456.2	386.8	353.0	359.5	261.1
Interest income	280.2	172.5	121.6	437.2	782.2
Other income	43.0	60.4	61.3	81.7	92.2

Total revenues	1,444.6	988.3	1,169.8	2,182.4	2,023.6
Interest expense	86.3	66.2	69.5	332.0	555.2

Total net revenues	1,358.3	922.1	1,100.3	1,850.4	1,468.4

Non-interest expenses:
Execution and clearing	281.3	272.6	273.2	322.7	335.7
Employee compensation and benefits(1)	216.3	203.6	182.0	164.9	135.6
Occupancy, depreciation and amortization	37.1	37.3	40.4	37.7	26.5
Communications	23.6	23.5	22.8	18.7	14.9
General and administrative	58.9	47.7	43.6	63.3	40.7

Total non-interest expenses	617.2	584.7	562.0	607.3	553.4

Income before income taxes	741.1	337.4	538.3	1,243.1	915.0
Income tax expense(1)	53.9	60.3	54.1	128.0	62.4

Net Income	687.2	277.1	484.2	1,115.1	852.6
Less Income attributable to noncontrolling interests(1)(2)	625.3	286.7	448.4	1,022.5	553.2

Net income (loss) attributable to common stockholders(3)(5)	$61.9	$(9.6)	$35.8	$92.6	$47.1

Earnings per share(4)(5)
Basic	$1.39	$(0.23)	$0.80	$2.38	$0.38

Diluted	$1.37	$(0.23)	$0.79	$2.32	$0.37

Weighted average common shares outstanding
Basic	43,924,554	41,870,926	40,973,290	40,434,273	40,153,606
Diluted	44,364,902	42,498,705	41,799,489	41,461,018	41,327,844
Comprehensive income:(6)
Net income (loss) attributable to common stockholders	$61.9	$(9.6)	$35.8	$92.6	$47.1
Other comprehensive income (loss):
Cumulative translation adjustment, before income taxes	(4.5)	16.3	11.1	(0.3)	6.5
Income taxes related to items of other comprehensive income	(1.8)	6.0	4.1	(0.1)	2.4

Other comprehensive income (loss), net of tax	(2.7)	10.3	7.0	(0.2)	4.1

Comprehensive income attributable to common stockholders	$59.2	$0.7	$42.8	$92.4	$51.2

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	$625.3	$286.7	$448.4	$1,022.5	$553.2
Other comprehensive income (loss)—cumulative translation adjustment	(27.8)	132.2	93.7	(1.4)	56.5

Comprehensive income attributable to noncontrolling interests	$597.5	$418.9	$542.1	$1,021.1	$609.7

(1)
As described in Note 21 to the consolidated financial statements included elsewhere in this Amended Annual Report on Form 10-K/A, in preparing its Annual Report on Form 10-K for the year ended December 31, 2011, the Company identified that it had interpreted the requirements of ASC 718, Compensation—Stock Compensation, in error. Based upon the forfeiture provisions of the Stock Incentive Plan (Note 13), ASC 718 requires the Company to expense 50% of the grant date value of SIP awards in the year of grant, in addition to expensing the remainder of the grant value over the seven-year service period attributable to each grant. The method reflected in previous reporting was to expense the entire grant value over the seven-year service period. While total expense over the life cycle of the grants is unchanged, this treatment accelerates the recognition of SIP-related compensation expense to earlier years and decreases expense recognition in subsequent years. Employee compensation and benefits as reported in this selected financial data includes the effect of correcting this error in the amounts of $3.4, $6.2, $6.9 and $16.8 million for the years ended December 31, 2010, 2009, 2008 and 2007. Noncontrolling interests' absorbed their proportionate share of this increase in expense, reducing net income attributable to noncontrolling interests by $3.0, $5.5, $6.1 and $15.1 million for the years ended December 31, 2010, 2009, 2008 and 2007, respectively. Likewise, the Company's income tax expense was reduced by this increase in expense in the amounts of $0.1, $0.2, $0.3 and $0.6 million for the years ended December 31, 2010, 2009, 2008 and 2007, respectively.

(2)
Adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, now a sub-topic within ASC 810-10, Consolidation, as of January 1, 2009 required the Company to report noncontrolling interests in subsidiaries (formerly reported as "minority interests"). ASC 810-10 also required changes in presentation and retrospective disclosure of noncontrolling interests in the statements of income for all periods presented. Net income attributable to noncontrolling interests in subsidiaries of IBG LLC, which is collectively immaterial, has been reclassified from other income to net income attributable to noncontrolling interests for all periods presented.

(3)
The year ended December 31, 2007 represents net income attributable to common stockholders for the period May 4, 2007 through December 31, 2007. We were not a public company prior to May 4, 2007. The table below reconciles the full year of income before taxes to net income available for common stockholders:

Year ended December 31, 2007
(in millions)
Income before income taxes	$915.0
Income tax expense	62.4

Net income (loss)	852.6
Net income allocable to members of IBG LLC (for the period January 1, 2007 through May 3, 2007)	(252.3)
Net income attributable to noncontrolling interests subsequent to May 3, 2007	553.2

Net income attributable to common stockholders (for the period May 4, 2007 through December 31, 2007)	$47.1

(4)
As a result of the error described in Note 21 to the consolidated financial statements, prior to the June 6, 2012 amendment to the Exchange Agreement, pursuant to the requirements of ASC 480-10-S99, the Company was required to calculate earnings per share using the two-class method to give effect in its calculation of net income available to common stockholders to the cash redemption feature as an other than fair value redemption feature. For the Company, under U.S. GAAP, this other than fair value redemption feature is measured by the change in the difference between the fair value of IBG LLC and the fair value of the Company. This difference equals the Company's share of the tax benefits arising from the sale of stock in May 2007 at the IPO and in connection with the August 2011 member interest redemption transaction, or $57.6 million that has been retained by the Company.

    The recognition of the cash redemption feature does not affect net income attributable to common stockholders, but allocates a portion of earnings to this other than fair value redemption right that would otherwise be available to common stockholders, calculated as the previously described change in the difference in fair value between IBG LLC and the Company. The effect on earnings per share under this required accounting was:

	Year Ended December 31,
	In millions, except shares and per share amounts (As Restated)
	2011	2010	2009	2008	2007
Net income (loss) attributable to common stockholders	$61.9	$(9.6)	$35.8	$92.6	$47.1
Add (deduct) net income attributable to non-fair value redemption rights	(0.9)	(0.1)	(2.9)	3.7	(32.0)

Net income (loss) available for common stockholders - Basic	61.0	(9.7)	32.9	96.3	15.1

Less - adjustments for potentially dilutive common shares	-	-	-	-	-

Net income (loss) available for common stockholders - Diluted	$61.0	$(9.7)	$32.9	$96.3	$15.1

Earnings per share:
Basic	$1.39	$(0.23)	$0.80	$2.38	$0.38

Diluted	$1.37	$(0.23)	$0.79	$2.32	$0.37

Weighted average common shares outstanding:
Basic	43,924,554	41,870,926	40,973,290	40,434,273	40,153,606

Diluted	44,364,902	42,498,705	41,799,489	41,461,018	41,327,844

    The following "Reconciliation of Earnings Per Share" is intended to present the Company's earnings per share reported in prior years, as restated for the effects of correcting stock plan compensation expense, and the adjustments made to account for the effect of assumed redemptions described above.

    Reconciliation of Earnings Per Share:

	Year Ended December 31,
	2011	2010	2009	2008	2007
Basic earnings per share, as previously reported	$1.41	$(0.23)	$0.87	$2.29	$1.17
Adjustments - effect of assumed redemptions	(0.02)	-	(0.07)	0.09	(0.79)

Basic earnings per share, as restated	$1.39	$(0.23)	$0.80	$2.38	$0.38

Diluted earnings per share, as previously reported	$1.39	$(0.23)	$0.86	$2.23	$1.14

Adjustments - effect of assumed redemptions	(0.02)	-	(0.07)	0.09	(0.77)

Diluted earnings per share, as restated	$1.37	$(0.23)	$0.79	$2.32	$0.37

(5)
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

    In summary, these transactions reduced diluted EPS by approximately $0.71 for the year ended December 31, 2010.

    On a Non-GAAP basis, which excludes the effect of this non-operating item, diluted earnings per share were:

Year ended December 31, 2010
Diluted earnings per share as reported	($0.23)
Effect of special dividend on earnings per share	0.71

Adjusted diluted earnings per share	$0.48

    This Non-GAAP measure is discussed further detail in "Non-GAAP Financial Measures" and for a full GAAP to Non-GAAP reconciliation see "GAAP to Non-GAAP Reconciliation and Footnotes" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Amended Annual Report on Form 10-K/A.

(6)
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

	December 31, In millions (As Restated)
	2011	2010	2009	2008	2007
Cash, cash equivalents and short-term investments(1)	$12,140.8	$9,578.6	$7,948.5	$6,651.4	$5,789.3
Total assets (2)(3)	30,404.4	28,500.0	26,606.7	28,357.5	34,542.7
Total liabilities(3)	25,592.4	24,207.0	21,644.0	23,887.6	30,927.8
Redeemable noncontrolling interests(4)	5,269.6	6,320.8	6,318.4	6,396.8	11,635.2
Stockholders' deficit(5)(6)	(459.5)	(2,029.2)	(1,356.8)	(1,927.7)	(8,021.0)
Other noncontrolling interests(7)	1.8	1.5	1.2	0.9	0.7

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

(4)
As discussed in the Explanatory Note at the beginning of this Amended Annual Report on Form 10-K/A, the Company reassessed its historical accounting for noncontrolling interests, including its interpretation of the accounting and financial reporting that should have been applied at the time of the Company's initial public offering (as affected by adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, now a sub-topic within ASC 810-10, Consolidation, as of January 1, 2009 and as affected by ASC 480-10-S99, formerly FASB EITF Topic D-98), which required the Company to report IBG Holdings LLC's interests in IBG LLC as redeemable noncontrolling interests, at redemption value (originally reported at book value) and separate from permanent equity. Redemption value for these redeemable noncontrolling interests is measured as the number of equivalent shares of IBG LLC member interests owned by IBG Holdings LLC multiplied by the then current market price per share of the Company's common stock. The excess of book value over redemption value of these interests, which does not affect net income attributable to common stockholders or cash flows, is required to be accounted for as a reduction of the Company's stockholders' equity in the consolidated statement of financial condition. These fair value adjustments had the effect of decreasing reported stockholders' equity by $1.0, $2.5, $1.9, $2.4 and $8.4 billion as of December 31, 2011, 2010, 2009, 2008 and 2007, respectively. Accordingly, the above condensed consolidated statement of financial condition information is presented as if ASC 810-10 and ASC480-10-S99 had been applied historically.

(5)
In December of 2010, the Company paid a special cash dividend of $1.79 per share to holders of the Company's common stock. The payment of the dividend resulted in a decrease in the Company's stockholders' equity (deficit) balances from the prior year.

(6)
Effective from May 2007, stockholders' equity (deficit) includes the accumulated effect of remeasuring redeemable members' interests to their redemption value at the end of each accounting period pursuant to ASC 810-10 and ASC 480-10-S99. This accounting, required prior to the amendment to the Exchange Agreement more fully described in Note 4 to the consolidated financial statements included elsewhere in this Amended Annual Report on Form 10-K/A, differs from total stockholders' equity previously reported as follows (in millions) as follows:

	Stockholders' Equity (Deficit)
		Adjustments
December 31,	Previously reported	Redeemable noncontrolling interests	Other	As Restated
2007	$408.4	($8,432.5)	$3.1	($8,021.0)
2008	513.9	(2,446.4)	4.7	(1,927.8)
2009	574.9	(1,938.7)	7.0	(1,356.8)
2010	487.8	(2,526.1)	9.1	(2,029.2)
2011	571.2	(1,045.2)	14.5	(459.5)
(7)
Other noncontrolling interests represent immaterial nonredeemable interests in certain Group subsidiaries which have been accounted for at book value and as permanent capital since January 1, 2009 pursuant to the requirements of ASC 810-10.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes in Item 8, included elsewhere in this report. In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Risk Factors" in Part I, Item 1A of this Amended Annual Report on Form 10-K/A. Certain amounts reported in this discussion have been adjusted for the effects of the restatements reported in Note 21 to the consolidated financial statements and notes included in Part II, Item 8 of this Amended Annual Report on Form 10-K/A.

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

              Purchases of IBG LLC membership interests, held by IBG Holdings LLC, by the Company are governed by the Exchange Agreement, a copy of which was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed with the SEC on November 9, 2009. The Exchange Agreement, as amended June 6, 2012, provides that the Company may facilitate the redemption by IBG Holdings LLC of interests held by its members through the issuance of shares of common stock through a public offering in exchange for the interests in IBG LLC being redeemed by IBG Holdings LLC. The June 6, 2012 amendment (the "Amendment"), which was filed as an exhibit to our Form 8-K filed with the SEC on June 6, 2012, eliminated from the Exchange Agreement an alternative funding method, which provided that upon approval by the board of directors and by agreement of the Company, IBG LLC and IBG Holdings LLC, redemptions could be made in cash.

              At the time of the Company's IPO in 2007, three hundred sixty (360) million shares of authorized Common Stock were reserved for future sales and redemptions. From 2008 through 2010, IBG Holdings LLC redeemed 5,013,259 IBG LLC shares for a total of $114 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption these IBG LLC shares were retired.

              In June 2011, with the consent of IBG Holdings LLC and the Company (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed to redeem certain membership interests from IBG Holdings LLC through the sale of common stock and to distribute the proceeds of such sale to the beneficial owners of such membership interests. On August 4, 2011, the Company filed a "shelf" Registration Statement on Form S-3 with the SEC for the issuance of additional shares in connection with IBG Holdings LLC requesting redemption of a portion of its member interests in IBG LLC. On August 4, 2011, a Prospectus Supplement (File Number 333-176053) was filed by the Company with the SEC to issue 1,983,624 shares of common stock (with a fair value of $29 million) in exchange for an equivalent number of shares of member interests in IBG LLC.

              As part of a redeployment of the Company's capital to its shareholders, the Company affected a series of dividend payments, including a dividend of $1.79 per share, which was paid to the Company's common shareholders in December 2010. During the second quarter of 2011, the Company declared and paid a cash dividend of $0.10 per share and has continued this quarterly dividend policy through the current fiscal year end and into the first quarter of 2012. We expect to pay a quarterly dividend of $0.10 per share to our common stockholders for the foreseeable future.

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

              See the tables on pages 61 - 63 of this Amended Annual Report on Form 10-K/A for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

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

Financial Overview

              Diluted earnings per share were $1.37 for year ended December 31, 2011. The calculation of diluted earnings per share is detailed in Note 4, to the audited consolidated financial statements, in Part II, Item 8 of this Amended Annual Report on Form 10-K/A. Diluted earnings per share were a loss of $(0.23) for the year ended December 31, 2010. Results for 2010 reflect a negative $0.71 per share impact from additional taxes triggered by the approximately $1 billion special cash dividend paid in December 2010. The Company considers the special dividend to be non-operating in nature.

              On a comprehensive basis, which includes the effect of changes in the U.S. dollar value of the Company's non-U.S. subsidiaries, diluted earnings per share were $1.31 for the year ended December 31, 2011 compared to diluted earnings per share of $0.01 for the same period in 2010. On a non-GAAP basis, 2010 diluted earnings per share, adjusted for the special dividend and for currency translation effects, were $0.71. Reported results on a comprehensive basis reflect the GAAP convention adopted in 2011 that requires the reporting of currency translation results contained in Other Comprehensive Income as part of reportable earnings. Previously, currency translation results were reported as a component of changes in Total Equity in the Statement of Financial Condition.

              For a reconciliation of our U.S. GAAP to non-GAAP results for 2010 see the 'GAAP to Non-GAAP Reconciliation and Footnotes' section on page 78 of this Amended Annual Report on Form 10-K/A.

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

              Market making, by its nature, does not produce predictable earnings. Our results in any given period may be materially affected by volumes in the global financial markets, the level of competition and other factors. Electronic brokerage is more predictable, but it is dependent on customer activity, growth in customer accounts and assets, interest rates and other factors. For a further discussion of the factors, that may affect our future operating results, please see the description of risk factors in Part I, Item 1A of this Amended Annual Report on Form 10-K/A.

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

Revenue

    Trading Gains

              Trading gains are generated in the normal course of market making. Trading revenues are, in general, proportional to the trading activity in the markets. Our revenue base is highly diversified and comprised of millions of relatively small individual trades of various financial products traded on electronic exchanges, primarily in stocks, options and futures. Trading gains accounted for approximately 46%, 37% and 54% of our total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Trading gains include a portion of translation gains and losses stemming from the basket of foreign currencies we call the GLOBAL, which we employ to carry out our currency hedging strategy. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Amended Annual Report on Form 10-K/A entitled "Quantitative and Qualitative Disclosures about Market Risk."

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

              See "Risk Factors" in Part I, Item 1A of this Amended Annual Report on Form 10-K/A for a discussion of other risks that may affect our financial condition and results of operations.

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

              The Company believes that it is appropriate to adjust this non-operating item in the consolidated statement of comprehensive income in order to achieve a proper representation of the Company's financial performance. For a reconciliation of our U.S. GAAP to non-GAAP results for 2010 see the 'GAAP to Non-GAAP Reconciliation and Footnotes' section on page 78 of this Amended Annual Report on Form 10-K/A.

Results of Operations

              The tables in the period comparisons below provide summaries of our consolidated results of operations. The period-to-period comparisons below of financial results are not necessarily indicative of future results (As Restated).

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Revenues:
Trading gains	$665.2	$368.6	$633.9
Commissions and execution fees	456.2	386.8	353.0
Interest income	280.2	172.5	121.6
Other income	43.0	60.4	61.3

Total revenues	1,444.6	988.3	1,169.8
Interest expense	86.3	66.2	69.5

Total net revenues	1,358.3	922.1	1,100.3

Non-interest expenses:
Execution and clearing	281.3	272.6	273.2
Employee compensation and benefits	216.3	203.6	182.0
Occupancy, depreciation and amortization	37.1	37.3	40.4
Communications	23.6	23.5	22.8
General and administrative	58.9	47.7	43.6

Total non-interest expenses	617.2	584.7	562.0

Income before income taxes	741.1	337.4	538.3
Income tax expense	53.9	60.3	54.1

Net Income	687.2	277.1	484.2
Less net income attributable to noncontrolling interests	625.3	286.7	448.4

Net income (loss) attributable to common stockholders	$61.9	$(9.6)	$35.8

Earnings (loss) per share
Basic	$1.39	$(0.23)	$0.80

Diluted	$1.37	$(0.23)	$0.79

Weighted average common shares outstanding
Basic	43,924,554	41,870,926	40,973,290
Diluted	44,364,902	42,498,705	41,799,489
Comprehensive income:
Net income (loss) attributable to common stockholders	$61.9	$(9.6)	$35.8
Other comprehensive income (loss):
Cumulative translation adjustment, before income taxes	(4.5)	16.3	11.1
Income taxes related to items of other comprehensive income	(1.8)	6.0	4.1

Other comprehensive income (loss), net of tax	(2.7)	10.3	7.0

Comprehensive income attributable to common stockholders	$59.2	$0.7	$42.8

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	$625.3	$286.7	$448.4
Other comprehensive income (loss)—cumulative translation adjustment	(27.8)	132.2	93.7

Comprehensive income attributable to noncontrolling interests	$597.5	$418.9	$542.1

              The following table sets forth our consolidated results of operations as a percent of our total revenues for the indicated periods:

	Year Ended December 31,
	2011	2010	2009
Revenues:
Trading gains	46.0%	37.3%	54.2%
Commissions and execution fees	31.6%	39.1%	30.2%
Interest income	19.4%	17.5%	10.4%
Other income	3.0%	6.1%	5.2%

Total revenues	100.0%	100.0%	100.0%
Interest expense	6.0%	6.7%	5.9%

Total net revenues	94.0%	93.3%	94.1%

Non-interest expenses:
Execution and clearing	19.5%	27.6%	23.4%
Employee compensation and benefits	15.0%	20.6%	15.6%
Occupancy, depreciation and amortization	2.6%	3.8%	3.5%
Communications	1.6%	2.4%	1.9%
General and administrative	4.1%	4.8%	3.7%

Total non-interest expenses	42.7%	59.2%	48.0%

Income before income taxes	51.3%	34.1%	46.0%
Income tax expense	3.7%	6.1%	4.6%
Net Income	47.6%	28.0%	41.4%
Less net income attributable to noncontrolling interests	43.3%	29.0%	38.3%

Net income (loss) attributable to common stockholders	4.3%	(1.0)%	3.1%

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

As market makers, we provide liquidity by buying from sellers and selling to buyers. During the year ended December 31, 2011, our market making operations executed 63.6 million trades, a decrease of 15% as compared to the number of trades executed in the year ended December 31, 2010. Options contracts increased 16%, futures contracts increased 1% while stock shares decreased by 38% for the year ended December 31, 2011 as compared to 2010. Bid/offer spreads on U.S. exchange- traded options, as reported by the NASDAQ OMX PHLX market, on average, were approximately 33% wider during the year ended December 31, 2011 than during the year ended December 31, 2010.

              The increase in trading gains was driven by a swing in currency translation gains, which contributed 58% of the rise, reflecting an $11.2 million gain in 2011 as compared to a $160.9 million loss in 2010. As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in a basket of currencies we call the GLOBAL. A large portion of the currency translation effects result from the holding of our equity in GLOBALs. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Amended Annual Report on Form 10-K/A entitled "Quantitative and Qualitative Disclosures about Market Risk."

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

Income Tax Expense

              Income tax expense for the year ended December 31, 2011 decreased $6.4 million or 11% compared to income tax expense for the year ended December 31, 2010, while income before taxes increased by $403.7 million or 120% during the same period. The decrease in income tax expense is primarily due to the special dividend paid in December 2010, discussed in detail on page 61 of this Amended Annual Report on Form 10-K/A.

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

              Included in trading gains are net dividends and currency translation gains and losses from market making activities. Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record. When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase stock after the ex-dividend date. Hence, the apparent gains and losses due to these price changes, reflecting the value of dividends paid to shareholders, must be taken together with the dividends paid and received, respectively, to accurately reflect the results of our market making operations. As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in foreign currencies. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Amended Annual Report on Form 10-K/A entitled "Quantitative and Qualitative Disclosures about Market Risk."

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

              As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in proportion to a basket of currencies we call the GLOBAL. Currency translation effects as a result of holding our equity in GLOBALs had an estimated positive impact on our trading gains of $172.1 million for the year December 31, 2011 as compared to the year-ago period. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Amended Annual Report on Form 10-K/A entitled "Quantitative and Qualitative Disclosures about Market Risk."

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

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

              Market making total net revenues for the year ended December 31, 2010 decreased $247.2 million, or 39%, to $379.2 million, from $626.4 million during the year ended December 31, 2009. Trading gains for the year ended December 31, 2010 decreased $263.1 million, or 42%, primarily due to tighter bid/offer spreads on exchange-traded options and low levels of volatility during the year ended December 31, 2010. Market making futures and options contract volume increased 2% and 1% respectively and stock share volume decreased 27%, in the year ended December 31, 2010 as compared to the same period in 2009. In 2010 we began selectively to pare down trading in less profitable products. Trading gains also include translation gains and losses. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Amended Annual Report on Form 10-K/A entitled "Quantitative and Qualitative Disclosures about Market Risk." Net interest income for the year ended December 31, 2010 increased by $11.3 million to $7.5 million. As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets. In the year ended December 31, 2010, these factors produced more interest income and less trading gains than in 2009.

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

              Historically, IBG LLC's consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. IBG LLC's consolidated equity increased 12% from $4.22 billion at December 31, 2010 to $4.72 billion at December 31, 2011. This increase is attributable to total comprehensive income for 2011, partially offset by dividends paid during last three quarters of 2011.

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

Regulatory Capital Requirements

              Our principal operating subsidiaries are subject to separate regulation and capital requirements in the United States and other jurisdictions. TH LLC and IB LLC are registered U.S. broker-dealers and futures commission merchants, and their primary regulators include the SEC, the Commodity Futures Trading Commission, the Chicago Board Options Exchange, the Chicago Mercantile Exchange, the Financial Industry Regulatory Authority and the National Futures Association. THE is registered to do business in Switzerland as a securities dealer and is regulated by the Swiss Federal Banking Commission. IBUK is subject to regulation by the U.K. Financial Services Authority. Our various other operating subsidiaries are similarly regulated. See the notes to the consolidated financial statements in Part II, Item 8 of this Amended Annual Report on Form 10-K/A for further information regarding our regulated subsidiaries.

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

Strategic Investments and Acquisitions

              We periodically engage in evaluations of potential strategic investments and acquisitions. The Company holds strategic investments in electronic trading exchanges including: Boston Options Exchange, LLC; OneChicago LLC and CBOE Stock Exchange, LLC. The Company has also made investments in Quadriserv Inc., an electronic securities lending platform provider and Factor Advisors, LLC, an Exchange Traded Funds ("ETF") issuer. See Note 8 to the Consolidated Financial Statements in Item 8 of this Amended Annual Report on Form 10-K/A.

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

Principles of Consolidation, including Noncontrolling Interests

              The consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries. As sole managing member of IBG LLC, IBG, Inc. exerts control over the Group's operations. In accordance with ASC 810, Consolidation, the Company consolidates the Group's consolidated financial statements and records as noncontrolling interest the interests in the Group that IBG, Inc. does not own.

              We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and consolidate IBG LLC's financial results into our financial statements. We hold approximately 11.5% ownership interest in IBG LLC. IBG Holdings LLC is owned by the original members of IBG LLC and holds approximately 88.5% ownership interest in IBG LLC. Our share of IBG LLC's net income, excluding IBG Holdings LLC' noncontrolling interest, is approximately 11.5% and similarly, outstanding shares of our common stock represent approximately 11.5% of the outstanding membership interests of IBG LLC.

              Prior to the June 6, 2012 amendment to the Exchange Agreement (Note 4), the Company was required to report IBG Holdings LLC' ownership as redeemable noncontrolling interests (i.e., temporary equity) pursuant to ASC 810-10-45, ASC 815-40-25 and ASC 480-10-S99-3A (formerly FASB Emerging Issues Task Force Topic D-98), outside of total equity (Note 21) in the consolidated financial statements. Redemption value of these redeemable noncontrolling interests is measured as the number of equivalent shares of member interests in IBG LLC owned by IBG Holdings LLC multiplied by the then current market price per share of the Company's common stock. The excess of the redemption value over the book value of these interests, which does not affect net income attributable to common stockholders or cash flows, is required to be accounted for as a reduction of the Company's stockholders' equity in the consolidated statement of financial condition.

              The Company has elected to recognize changes in redemption value in each reporting period immediately as they occur as if the end of each reporting period was also the redemption date for the entire redeemable noncontrolling interest under paragraph 15(b) of ASC 480-10-S99-3A, notwithstanding that the redeemable noncontrolling interests are redeemable over a period of time pursuant to a redemption schedule (see Note 4 to the consolidated financial statements).

              For periods after the Amendment, the noncontrolling interests in IBG LLC attributable to IBG Holdings LLC will be reported as a component of permanent equity.

Earnings per share

              The Company has determined to reflect Topic D-98 measurement adjustments for non-fair value redemption rights through application of the two-class method of calculating earnings per share in lieu of recognizing the impact through the determination of net income attributable to common shareholders. Furthermore, in accordance with footnote 17 of ASC 480-10-S99-3A, the Company has elected to treat only the portion of the periodic measurement adjustments that reflect a redemption in excess of fair value as being akin to a dividend, reducing net income available for common stockholders for purposes of applying the two-class method. Decreases in the carrying amount of redeemable noncontrolling interests through Topic D-98 measurement adjustments are reflected in the application of the two-class method only to the extent they represent recoveries of amounts previously accounted for by applying the two-class method.

Stock-Based Compensation

              IBG, Inc. follows ASC 718, Compensation—Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires all share-based payments to employees to be recognized in the financial statements using a fair value-based method. As a result, IBG, Inc. expenses the fair value of stock granted to employees, generally 50% in the year of grant in recognition of plan forfeiture provisions (described below) and the remaining 50% over the related vesting period utilizing the "graded vesting" method permitted under ASC 718-10. In the case of "retirement eligible" employees (those employees older than 59), 100% of share awards are expensed when granted.

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

Use of Estimates

              The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and accompanying notes. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ materially from those estimates. Such estimates include the estimated fair values of IBG LLC and the Company in connection with accounting for redeemable noncontrolling interests, the estimated value of investments accounted for under the equity method of accounting, the estimated useful lives of property and equipment, including capitalized internally developed software, the allowance for doubtful accounts, compensation accruals, tax liabilities and estimated contingency reserves.

Income Taxes

              Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management's best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Determining consolidated income tax expense requires significant judgments and estimates.

              Deferred income tax assets and liabilities arise from temporary differences between the tax and financial statement recognition of the underlying assets and liabilities. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax-planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

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

Recent Accounting Pronouncements

              Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates ("ASU's") as the means to add to or delete from, or otherwise amend the ASC. In 2011 and 2012, prior to the issuance of the Company's consolidated financial statements, ASU's 2011-01 through ASU 2011-12 were issued. Following is a summary of recently issued ASU's that may affect the Company's consolidated financial statements:

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

 GAAP to NON-GAAP Reconciliation and Footnotes

IBG, Inc. Consolidated

	2010
	(In thousands, except shares or per share amounts)
	As Restated	Non-GAAP Adjustments	Non-GAAP Financial Performance Measures
Income Before Income Taxes:
As reported	$337,415

Non-GAAP Adjustments for non-operating activities—
Payments in lieu of dividends on unvested shares of the Company's Class A Common Stock(a)		$9,456

	$337,415	$9,456	$346,871

Pre-tax profit margin	37%		38%

Income Tax Expense As reported	$60,281

Non-GAAP Adjustments for non-operating activities—
Income taxes on payments in lieu of dividends(a)		$678
The Company's share of taxes payable arising from the payment of dividends by THE AG to IBG LLC(b)		(46,112)
U.S. foreign tax credits for Swiss taxes paid(c)		16,608

	$60,281	$(28,826)	$31,455

Net Income (loss) attributable to common stockholders As reported	$(9,550)

Non-GAAP Adjustments for non-operating activities—
Payments in lieu of dividends on unvested shares of the Company's Class A Common Stock(a)		$1,010
Income taxes on payments in lieu of dividends(a)		(368)
The Company's share of taxes payable arising from the payment of dividends by THE AG to IBG LLC(b)		46,112
U.S. foreign tax credits for Swiss taxes paid(c)		(16,608)

	$(9,550)	$30,146	$20,596

Earnings per Share:
Basic	$(0.23)	$0.72	$0.49

Diluted	$(0.23)	$0.71	$0.48

Weighted Average Shares:
Basic	41,870,926		41,870,926

Diluted	42,498,705		42,498,705

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

(d)
The non-GAAP diluted EPS for 2010 of $0.48 differs from the $0.72 by $0.24, which represented the impact of currency translation now included in the GAAP Comprehensive Income. See Note 5 to the consolidated financial statements in this section for further information regarding comprehensive income.

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

              In late 2005, we began to expand our market making systems to incorporate cash forex and forex options to hedge our currency exposure at little or no cost. In September 2006, we began hedging our currency exposure throughout the day on a continuous basis. In connection with the development of our currency hedging strategy, we determined to base IBG LLC's net worth in GLOBALs, a basket of currencies. On October 3, 2011 we announced that we expanded the composition of the GLOBAL from six to 16 currencies. The table below displays the component changes in detail. U.S. dollar ("USD") amounts are calculated using exchange rates at September 30, 2011, the effective date for the change.

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

              As discussed in Note 21, these consolidated financial statements have been restated for certain errors.

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

As discussed in Note 21 to the consolidated financial statements, the accompanying consolidated financial statements have been restated to correct certain errors.

As discussed in Note 2 to the consolidated financial statements, the Company's reported results reflect the early adoption of Accounting Standards Update 2011-05, Comprehensive Income in 2011 which requires the presentation of a statement of comprehensive income, replacing the former statement of income.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 (August 31, 2012 as to the effects of the material weakness described in Management's Assessment of Internal Control over Financial Reporting (as revised)) expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP
New York, New York
February 29, 2012 (August 31, 2012 as to the effects of the restatement discussed in Note 21)

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	(As Restated, Note 21) December 31,
(in thousands, except share data)	2011	2010
Assets
Cash and cash equivalents	$1,695,495	$1,354,219
Cash and securities - segregated for regulatory purposes	10,069,938	7,888,093
Securities borrowed	2,661,671	3,292,345
Securities purchased under agreements to resell	375,366	336,299
Trading assets, at fair value:
Financial instruments owned	5,069,271	5,420,929
Financial instruments owned and pledged as collateral	1,545,807	2,001,488

	6,615,078	7,422,417

Other receivables:
Customers, less allowance for doubtful accounts of $3,332 and $17,871 at December 31, 2011 and 2010	7,024,792	6,973,033
Brokers, dealers and clearing organizations	1,397,772	732,869
Receivable from affiliate	595	1,185
Interest	20,540	18,502

	8,443,699	7,725,589

Other assets	543,118	481,077

Total assets	$30,404,365	$28,500,039

Liabilities and equity
Liabilities:
Trading liabilities - financial instruments sold but not yet purchased, at fair value	$6,156,148	$6,125,224
Securities loaned	1,386,059	1,659,611
Short-term borrowings	6,538	187,380
Other payables:
Customers	17,300,105	15,060,479
Brokers, dealers and clearing organizations	247,360	248,685
Payable to affiliate	271,602	284,860
Accounts payable, accrued expenses and other liabilities	116,771	338,430
Interest	6,416	7,682

	17,942,254	15,940,136

Senior notes payable	101,411	194,603
Senior secured credit facility	-	100,000

	25,592,410	24,206,954

Redeemable noncontrolling interests	5,269,619	6,320,849
Commitments, contingencies and guarantees
Equity (deficit):
Stockholders' equity (deficit):
Common stock, $0.01 par value per share:
Class A - Authorized - 1,000,000,000, Issued - 46,061,256 and 42,903,718, Outstanding - 45,576,791 and 42,231,551 shares at December 31, 2011 and 2010	460	429
Class B - Authorized, Issued and Outstanding - 100 shares at December 31, 2011 and 2010	-	-
Accumulated deficit	(465,138)	(2,031,656)
Accumulated other comprehensive income, net of income taxes of $10,454 and $12,284 at December 31, 2011 and 2010	18,487	21,137
Treasury stock, at cost, 484,465 and 672,167 shares at December 31, 2011 and 2010	(13,310)	(19,132)

Total stockholders' equity (deficit)	(459,501)	(2,029,222)
Other noncontrolling interests	1,837	1,458

Total equity (deficit)	(457,664)	(2,027,764)

Total liabilities and stockholders' equity (deficit)	$30,404,365	$28,500,039

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Three Years Ended December 31, 2011

	(As Restated, Note 21)
(in thousands, except for shares or per share amounts)	2011	2010	2009
Revenues:
Trading gains	$665,180	$368,634	$633,865
Commissions and execution fees	456,212	386,765	353,030
Interest income	280,190	172,504	121,618
Other income	42,986	60,414	61,260

Total revenues	1,444,568	988,317	1,169,773
Interest expense	86,256	66,209	69,433

Total net revenues	1,358,312	922,108	1,100,340

Non-interest expenses:
Execution and clearing	281,348	272,608	273,203
Employee compensation and benefits	216,309	203,559	182,037
Occupancy, depreciation and amortization	37,086	37,336	40,340
Communications	23,577	23,488	22,789
General and administrative	58,924	47,702	43,688

Total non-interest expenses	617,244	584,693	562,057

Income before income taxes	741,068	337,415	538,283
Income tax expense	53,889	60,281	54,138

Net income	687,179	277,134	484,145
Less net income attributable to noncontrolling interests	625,321	286,684	448,356

Net income (loss) attributable to common stockholders	$61,858	$(9,550)	$35,789

Earnings (loss) per share:
Basic	$1.39	$(0.23)	$0.80

Diluted	$1.37	$(0.23)	$0.79

Weighted average common shares outstanding:
Basic	43,924,554	41,870,926	40,973,290

Diluted	44,364,902	42,498,705	41,799,489

Comprehensive income:
Net income (loss) attributable to common stockholders	$61,858	$(9,550)	$35,789
Other comprehensive income (loss):
Cumulative translation adjustment, before income taxes	(4,480)	16,164	11,079
Income taxes related to items of other comprehensive income	(1,830)	5,941	4,072

Other comprehensive income (loss), net of tax	(2,650)	10,223	7,007

Comprehensive income attributable to common stockholders	$59,208	$673	$42,796

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	$625,321	$286,684	$448,356
Other comprehensive income (loss) - cumulative translation adjustment	(27,801)	132,175	93,688

Comprehensive income attributable to noncontrolling interests	$597,520	$418,859	$542,044

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	(As Restated, Note 21) Year ended December 31,
(in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$687,179	$277,134	$484,145
Adjustments to reconcile net income to net cash provided by operating activities:
Translation losses	12,072	254,615	10,555
Deferred income taxes	25,188	5,864	(22,314)
Depreciation and amortization	18,700	18,702	21,074
Employee stock plan compensation	49,186	41,700	39,402
Losses on non-market making investments, net	36,886	3,383	8,939
Bad debt expense and other	8,853	2,571	(559)
Change in operating assets and liabilities:
Increase in cash and securities - segregated for regulatory purposes	(2,182,461)	(977,661)	(1,608,806)
Decrease in securities borrowed	630,442	1,759,236	855,874
Decrease (increase) in securities purchased under agreements to resell	(39,028)	(105,026)	174,821
Decrease in trading assets	799,773	1,873,475	1,810,626
Increase in receivables from customers	(47,007)	(3,736,448)	(1,618,959)
Decrease (increase) in other receivables	(669,623)	(252,147)	2,053,253
Decrease in other assets	13,005	13,694	1,024
Increase (decrease) in trading liabilities	28,476	(2,672,066)	(4,683,259)
Increase (decrease) in securities loaned	(273,482)	520,549	479,335
Increase in payable to customers	2,249,887	4,465,272	3,656,289
Increase (decrease) in other payables	(262,173)	200,497	(1,510,787)

Net cash provided by operating activities	1,085,873	1,693,344	150,653

Cash flows from investing activities:
Purchases of non-market making investments	(193,111)	(3,000)	(11,300)
Sales of non-market making investments	66,915	3,817	-
Distributions received from equity investments	2,715	-	2,292
Purchase of property and equipment	(13,546)	(18,108)	(18,492)

Net cash used in investing activities	(137,027)	(17,291)	(27,500)

Cash flows from financing activities:
Redemption of member interests from IBG Holdings LLC	-	(27,204)	(14,738)
Redemption of former member interest	(1,595)	(1,226)	(164)
Reduction in non-controlling interest in subsidiary	-	-	22
Dividends paid to shareholders	(13,472)	(75,589)	-
Dividends paid to non-controlling interests	(174,243)	(999,171)	(124,757)
Issuances of senior notes	410,318	601,980	508,116
Redemptions of senior notes	(503,510)	(613,154)	(445,393)
Borrowings under senior secured credit facility	-	100,000	800
Repayments of senior secured credit facility	(100,000)	-	(300,800)
(Decrease) increase in short-term borrowings, net	(168,215)	(160,445)	86,464

Net cash used in financing activities	(550,717)	(1,174,809)	(290,450)

Effect of exchange rate changes on cash and cash equivalents	(56,853)	46,415	30,360

Net increase (decrease) in cash and cash equivalents	341,276	547,659	(136,937)
Cash and cash equivalents at beginning of period	1,354,219	806,560	943,497

Cash and cash equivalents at end of period	$1,695,495	$1,354,219	$806,560

Supplemental disclosures of cash flow information:
Cash paid for interest	$87,522	$67,587	$76,507

Cash paid for taxes	$78,858	$85,047	$102,809

Non-cash financing activities:
Issuance of common stock in exchange of member interests in IBG LLC	$29,199	$-	$-

Redemption of member interests from IBG Holdings LLC	$(29,199)	$-	$-

Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$(19,290)	$(36,047)	$-

Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$19,290	$36,047	$-

Changes in redemption value of redeemable noncontrolling interests	$(1,051,230)	$2,453	$(78,374)

Changes to total equity (deficit) for the change in the redemption value of redeemable noncontrolling interests	$1,051,230	$(2,453)	$78,374

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
Three Years Ended December 31, 2011
(As Restated, Note 21)

	Common Stock
(in thousands, except for share amounts)	Issued Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)	Other noncontrolling Interests	Total Equity (Deficit)	Redeemable Noncontrolling Interests
Balance, December 31, 2008, previously reported	41,583,404	$453	$485,837	$(117,550)	$141,207	$3,907	$513,854	$3,894,207	$4,408,061	$-
Cumulative effect of accounting errors (Note 21)	-	(37)	(485,837)	88,105	(2,043,825)	-	(2,441,594)	(3,893,267)	(6,334,861)	6,396,770

Balance, December 31, 2008	41,583,404	416	-	(29,445)	(1,902,618)	3,907	(1,927,740)	940	(1,926,800)	6,396,770
Adjustment of redeemable noncontrolling interests to redemption value			(35,690)		522,527		486,837		486,837	(78,374)
SIP shares distributed	492,310	5	(5)	5,574			5,574		5,574
Compensation for stock grants vesting in the future			35,710				35,710		35,710
Redemption of former member interests			(17)				(17)		(17)
Dividends paid by IBG LLC to other noncontrolling interests							-	(24)	(24)
Reduction in noncontrolling interest in subsidiary			2				2		2
Comprehensive income, net of tax					35,789	7,007	42,796	265	43,061

Balance, December 31, 2009	42,075,714	421	-	(23,871)	(1,344,302)	10,914	(1,356,838)	1,181	(1,355,657)	6,318,396
Adjustment of redeemable noncontrolling interests to redemption value			(2,060)		(602,215)		(604,275)		(604,275)	2,453
SIP shares distributed	828,004	8	(8)	4,739			4,739		4,739
Compensation for stock grants vesting in the future			38,247				38,247		38,247
Redemption of former member interests			(132)				(132)		(132)
Dividends paid to shareholders					(75,589)		(75,589)		(75,589)
Dividends paid by IBG LLC to other noncontrolling interests							-	(13)	(13)
Adjustments for changes in proportionate ownership in IBG LLC			(36,047)				(36,047)		(36,047)
Comprehensive income, net of tax					(9,550)	10,223	673	290	963

Balance, December 31, 2010	42,903,718	429	-	(19,132)	(2,031,656)	21,137	(2,029,222)	1,458	(2,027,764)	6,320,849
Adjustment of redeemable noncontrolling interests to redemption value			(55,520)		1,518,132		1,462,612		1,462,612	(1,051,230)
Issuance of Common Stock in follow-on offering	1,983,624	20	29,179				29,199		29,199
SIP shares distributed	1,173,914	11	(11)	5,822			5,822		5,822
Compensation for stock grants vesting in the future			45,368				45,368		45,368
Redemption of former member interests			(174)				(174)		(174)
Deferred tax benefit retained—follow-on offering			448				448		448
Dividends paid to shareholders					(13,472)		(13,472)		(13,472)
Dividends paid by IBG LLC to other noncontrolling interests							-	(20)	(20)
Adjustments for changes in proportionate ownership in IBG LLC			(19,290)				(19,290)		(19,290)
Comprehensive income, net of tax					61,858	(2,650)	59,208	399	59,607

Balance, December 31, 2011	46,061,256	$460	$—	$(13,310)	$(465,138)	$18,487	$(459,501)	$1,837	$(457,664)	$5,269,619

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

2. Significant Accounting Policies

Basis of Presentation

              These consolidated financial statements are presented in U.S. dollars and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding financial reporting with respect to Form 10-K/A and accounting standards generally accepted in the United States of America ("U.S. GAAP") promulgated in the FASB Accounting Standards Codification ("ASC" or the "Codification").

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

Principles of Consolidation, including Noncontrolling Interests

              The consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries. As sole managing member of IBG LLC, IBG, Inc. exerts control over the Group's operations. In accordance with ASC 810, Consolidation, the Company consolidates the Group's consolidated financial statements and records as noncontrolling interest the interests in the Group that IBG, Inc. does not own.

              Prior to the June 6, 2012 amendment to the Exchange Agreement (Note 4), the Company was required to report IBG Holdings LLC's ownership as redeemable noncontrolling interests (i.e., temporary equity) pursuant to ASC 810-10-45, ASC 815-40-25 and ASC 480-10-S99-3A (formerly FASB Emerging Issues Task Force Topic D-98), outside of total equity (Note 21) in the consolidated financial statements. Redemption value of these redeemable noncontrolling interests is measured as the number of equivalent shares of member interests in IBG LLC owned by IBG Holdings LLC multiplied by the then current market price per share of the Company's common stock. The excess of the redemption value over the book value of these interests, which does not affect net income attributable to common stockholders or cash flows, is required to be accounted for as a reduction of the Company's stockholders' equity in the consolidated statement of financial condition.

              The Company has elected to recognize changes in redemption value in each reporting period immediately as they occur as if the end of each reporting period was also the redemption date for the entire redeemable noncontrolling interest under paragraph 15(b) of ASC 480-10-S99-3A, notwithstanding that the redeemable noncontrolling interests are redeemable over a period of time pursuant to a redemption schedule (Note 4).

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

Use of Estimates

              The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and accompanying notes. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ materially from those estimates. Such estimates include the estimated fair values of IBG LLC and the Company in connection with accounting for redeemable noncontrolling interests, the estimated value of investments accounted for under the equity method of accounting, the estimated useful lives of property and equipment, including capitalized internally developed software, the allowance for doubtful accounts, compensation accruals, tax liabilities and estimated contingency reserves.

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

              Investments in listed common stock and investments in other non-market making securities, which investments are reported in other assets in the accompanying consolidated statement of financial condition, are generally reported as Level 2 financial instruments, except for unrestricted listed equities, which are Level 1 financial instruments. Investments in other non-market making securities include corporate, municipal and asset-backed debt securities, which are Level 2 financial instruments whose fair values are determined using broker and vendor prices.

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

              The Company has determined to reflect Topic D-98 measurement adjustments for non-fair value redemption rights through application of the two-class method of calculating earnings per share in lieu of recognizing the impact through the determination of net income attributable to common shareholders. Furthermore, in accordance with footnote 17 of ASC 480-10-S99-3A, the Company has elected to treat only the portion of the periodic measurement adjustments that reflect a redemption in excess of fair value as being akin to a dividend, reducing net income available for common stockholders for purposes of applying the two-class method. Decreases in the carrying amount of redeemable noncontrolling interests through Topic D-98 measurement adjustments are reflected in the application of the two-class method only to the extent they represent recoveries of amounts previously accounted for by applying the two-class method.

Stock-Based Compensation

              IBG, Inc. follows ASC 718, Compensation—Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires all share-based payments to employees to be recognized in the financial statements using a fair value-based method. As a result, IBG, Inc. expenses the fair value of stock granted to employees, generally 50% in the year of grant in recognition of plan forfeiture provisions (described below) and the remaining 50% over the related vesting period utilizing the "graded vesting" method permitted under ASC 718-10. In the case of "retirement eligible" employees (those employees older than 59), 100% of share awards are expensed when granted.

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

Financial Instruments Owned and Sold But Not Yet Purchased

              Stocks, government, corporate and municipal bonds, futures and options transactions are reported in the consolidated financial statements on a trade date basis. The majority of financial instruments owned and financial instruments sold but not yet purchased are recorded at fair value based upon quoted market prices. All firm-owned financial instruments pledged to counterparties where the counterparty has the right, by contract or custom, to sell or repledge the financial instruments are classified as financial instruments owned and pledged as collateral in the consolidated statements of financial condition.

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

              Deferred income tax assets and liabilities arise from temporary differences between the tax and financial statement recognition of the underlying assets and liabilities. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax-planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

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

4. Equity and Earnings Per Share

              In connection with its IPO in May 2007, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC's financial results into its financial statements. IBG Holdings LLC wholly owns all Class B common stock, which common stock has voting rights in proportion to its ownership interests in IBG LLC, approximately 88.5% as of December 31, 2011. The consolidated financial statements reflect the results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC, and IBG Holdings LLC's ownership interests in IBG LLC are accounted for and reported in these consolidated financial statements as "redeemable noncontrolling interests" (temporary equity) pursuant to ASC 810-10-45, ASC 815-40-25 and ASC 480-10-S99-3A (see Note 21 to the consolidated financial statements).

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

              Since consummation of the IPO and Recapitalization, IBG, Inc.'s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As described previously in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of ownership of IBG LLC. At December 31, 2011 and 2010, 1,000,000,000 shares of Class A common stock were authorized, of which 46,061,256 and 42,903,718 shares have been issued; and 45,576,791 and 42,231,551 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of December 31, 2011 and 2010, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of December 31, 2011 and 2010, respectively.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

              As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with the 2011 redemption of IBG Holdings LLC member interests in exchange for common stock, which deferred tax assets are a component of Other Assets in the consolidated statement of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the 2011 redemption date, respectively, as allowable under current tax law. As of December 31, 2011 and 2010, the unamortized balance of these deferred tax assets was $297,881 and $313,562, respectively.

              IBG, Inc. also entered into an agreement (the "Tax Receivable Agreement") with IBG Holdings LLC to pay IBG Holdings LLC (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of tax basis increases. These payables, net of payments made to IBG Holdings LLC, are reported as Payable to Affiliate in the consolidated statement of financial condition.

              The remaining 15% is accounted for as a permanent increase to additional paid-in capital in the consolidated statement of financial condition.

              The deferred tax assets, payables to IBG Holdings LLC and credits to additional paid-in capital arising from stock offerings through December 31, 2011 are:

	Deferred Tax Assets	Payable to IBGH	Additional Paid In Capital
May 3, 2007 (IPO)	$380,785	$323,668	$57,117
August 4, 2011	2,984	2,536	448

	$383,769	$326,204	$57,565

              Amounts received and payable under the Tax Receivable Agreement are payable to IBG Holdings LLC annually upon the filing of IBG, Inc.'s federal income tax return. The Company has paid IBG Holdings LLC a total of $54.6 million through December 31, 2011 pursuant to the terms of the Tax Receivable Agreement.

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

              At the time of the Company's IPO in 2007, three hundred sixty (360) million shares of authorized Common Stock were reserved for future sales and redemptions. From 2008 through 2010, IBG Holdings LLC redeemed 5,013,259 IBG LLC shares for a total of $114 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption these IBG LLC shares were retired. In 2011, the Company issued 1,983,624 shares of Common Stock directly to IBG Holdings LLC in exchange for an equivalent number of shares of member interests in IBG LLC.

              As a consequence of these redemption transactions, and distribution of shares to employees (Note 13), IBG, Inc.'s interest in IBG LLC has increased to approximately 11.5%, with IBG

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Holdings LLC owning the remaining 88.5% as of December 31, 2011. The redemptions also resulted in an increase in the IBG Holdings LLC interest held by Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 86.3% at December 31, 2011.

              The Exchange Agreement, as amended June 6, 2012, provides that the Company may facilitate the redemption by IBG Holdings LLC of interests held by its members through the issuance of shares of common stock through a public offering in exchange for the interests in IBG LLC being redeemed by IBG Holdings LLC. The June 6, 2012 amendment (the "Amendment") eliminated from the Exchange Agreement an alternative funding method, which provided that upon approval by the board of directors and by agreement of the Company, IBG LLC and IBG Holdings LLC, redemptions could be made in cash.

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

Earnings per Share

              The Company has determined to reflect measurement adjustments for non-fair value redemption rights through application of the two-class method of calculating earnings per share in lieu of recognizing the impact through the determination of net income attributable to common stockholders.

              Basic earnings (loss) per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period (as restated):

	Year Ended December 31,
	2011	2010	2009
Basic earnings per share:
Net income (loss) attributable to common stockholders	$61,858	$(9,550)	$35,789
Less net income attributable to non-fair value redemption rights	(878)	(62)	(2,873)

Net income (loss) available for common stockholders - Basic	$60,980	$(9,612)	$32,916

Weighted average common shares outstanding:
Class A	43,924,454	41,870,826	40,973,190
Class B	100	100	100

	43,924,554	41,870,926	40,973,290

Basic earnings per share	$1.39	$(0.23)	$0.80

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

              Diluted earnings (loss) per share are calculated utilizing the Company's basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares (as restated):

	Year Ended December 31,
	2011	2010	2009
Diluted earnings (loss) per share:
Net income (loss) available for common stockholders - Basic	$60,980	$(9,612)	$32,916
Adjustments for potentially dilutive securities	-	-	-

Net income (loss) available for common stockholders - Diluted	$60,980	$(9,612)	$32,916

Weighted average common shares outstanding:
Class A:
Issued and Outstanding	43,924,454	41,870,826	40,973,190
Potentially dilutive shares:
Issuable pursuant to 2007 ROI Unit Stock Plan	440,348	627,779	826,199
Class B	100	100	100

	44,364,902	42,498,705	41,799,489

Diluted earnings (loss) per share	$1.37	$(0.23)	$0.79

              In 2010, potentially dilutive shares are excluded from the calculation of diluted loss per share because, in a loss year, such shares would have been anti-dilutive. Earnings per share were impacted by a tax benefit that the Company recognized during preparation of the 2010 income tax returns. In connection with the special dividend paid by our Swiss operating company in December 2010, we were able to capture additional foreign tax credits, which resulted in an estimated $0.12 increase in diluted earnings per share.

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

5. Comprehensive Income

              Comprehensive income is comprised of Net Income and Other Comprehensive Income ("OCI"). The Company's OCI is comprised of foreign currency translation adjustments, which arise from changes in the U.S. dollar value of the net worth of the Company's international Operating Companies during respective reporting periods. The following table presents comprehensive income,

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

net of income taxes, and earnings per share (calculated using the two-class method) on comprehensive income:

	Year ended December 31, (As Restated, Note 21)
	2011	2010	2009
Net income (loss) attributable to common stockholders	$61,858	$(9,550)	$35,789
Less net income attributable to non-fair value redemption rights	(878)	(62)	(2,873)

Net income (loss) available for common stockholders	60,980	(9,612)	32,916
Other comprehensive income (loss):
Cumulative translation adjustment, before income taxes	(4,480)	16,164	11,079
Income taxes related to items of other comprehensive income	(1,830)	5,941	4,072

Other comprehensive income (loss), net of tax	(2,650)	10,223	7,007

Comprehensive income (loss) available to common stockholders	$58,330	$611	$39,923

Earnings (loss) per share on comprehensive income:
Basic	$1.33	$0.01	$0.97

Diluted	$1.31	$0.01	$0.96

Weighted average common shares outstanding:
Basic	43,924,554	41,870,926	40,973,290

Diluted	44,364,902	42,498,705	41,799,489

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

              As of December 31, 2011 and 2010, payables to employees for ROI Dollar Units were $10,088 and $15,415, respectively. Of these payable amounts, $10,088 and $4,613 were vested as of December 31, 2011 and 2010, respectively. These amounts are included in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. Compensation expense for the ROI Dollar Unit plan, included in the consolidated statements of comprehensive income was $1,499, $1,573 and $3,934 for the years ended December 31, 2011, 2010 and 2009 respectively.

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

              A reconciliation of the statutory U.S. Federal income tax rate of 35% to the Company's effective tax rate is set forth below:

	2011	2010	2009
U.S. Statutory Tax Rate	35.0%	35.0%	35.0%
Rate benefit attributable to noncontrolling interest	(29.5)%	(29.8)%	(29.2)%
State, local and foreign taxes, net of federal benefit	1.8%	12.5%	4.1%

	7.3%	17.7%	10.0%

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

21. Restatements

Accounting for the Effects of Forfeiture Provisions on Stock Plan Compensation Expenses

              In preparing its Annual Report on Form 10-K for the year ended December 31, 2011, the Company identified that it had interpreted the requirements of ASC 718, Compensation—Stock Compensation, in error. Based upon the forfeiture provisions of the Stock Incentive Plan (Note 13), IBG, Inc. follows ASC 718, Compensation—Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires all share-based payments to employees to be recognized in the financial statements using a fair value-based method. As a result, IBG, Inc. expenses the fair value of stock granted to employees, generally 50% in the year of grant in recognition of plan forfeiture provisions (described below) and the remaining 50% over the related vesting period utilizing the "graded vesting" method permitted under ASC 718-10. In the case of "retirement eligible" employees (those employees older than 59), 100% of share awards are expensed when granted. The previous method was to expense the entire grant value over the seven-year service period. While total expense over the life cycle of the grants is unchanged, this treatment accelerates the recognition of SIP-related compensation expense to earlier years and decreases expense recognition in subsequent years. While not affecting the Company's cash or net cash flows provided by operating activities, the deferred income tax expense arising from this error resulted in the recording of additional deferred tax benefits which was offset by the reduction in net income for cash flow reporting within cash flows from operating activities. This error was corrected in the Company's originally filed 2011 Annual Report on Form 10-K.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Accounting for Shares of Common Stock to be Issued to SIP Participants

              Subsequent to the issuance of the Company's 2011 Annual Report on Form 10-K, the Company identified an error in its accounting for shares of Common Stock to be issued to SIP participants. The Company corrected its method of recording share issuances to classify shares as issued when they are distributed to SIP participants. The method reflected in previous reporting was to classify the shares as issued but not outstanding at grant date, and to record such undistributed shares as treasury stock until distributed. In addition, SIP-related compensation expense was recorded as a liability (payable to employees) until shares were distributed. The corrected method records the compensation expense as equity (additional paid-in capital and noncontrolling interests). The correction results in a decrease in liabilities, offset by an increase in equity, as compared to the prior method. This correction has no effect on stock compensation expense or any other component of the consolidated statement of comprehensive income.

Accounting for Noncontrolling Interests in IBG LLC Attributable to IBG Holdings LLC

              Subsequent to the issuance of the Company's 2011 Annual Report on Form 10-K, the Company identified an error in its accounting for noncontrolling interests in IBG LLC attributable to IBG Holdings LLC. Previous reporting of these noncontrolling interests was as a component of permanent equity. Pursuant to ASC 810-10-45, ASC 815-40-25 and ASC 480-10-S99-3A, prior to the Amendment (Note 4), these interests were required to be accounted for and reported as "redeemable noncontrolling interests" (temporary equity). The revised accounting results in the reporting of redeemable noncontrolling interests as a separate category in the statement of financial condition, outside of total equity, and at redemption value. The excess of redemption value over book value is reported as a direct charge to stockholders' equity (deficit). There is no effect on total assets or liabilities in the statement of financial condition, or on reported net income attributable to common stockholders. However, as a result of the classification of IBG Holdings LLC's noncontrolling interests in IBG LLC as redeemable noncontrolling interests, the calculation of earnings per share was affected, as described below.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

              The effects of these errors on the Company's consolidated financial statements are as follows (in thousands except shares and per share amounts):

Effect on Statement of Comprehensive Income:

              The effects of correcting the error in stock compensation expense on prior years' statements of comprehensive income, excluding earnings per share which is presented separately below, are as follows:

	Previously reported	Adjustments	As restated
2009
Employee compensation and benefits	$175,827	$6,210	$182,037

Total non-interest expenses	$555,847	$6,210	$562,057

Income before income taxes	$544,493	$(6,210)	$538,283
Income tax expense (benefit)	54,379	(241)	54,138

Net income	490,114	(5,969)	484,145
Less net income attributable to noncontrolling interests	453,912	(5,556)	448,356

Net income (loss) attributable to common stockholders	$36,202	$(413)	$35,789

2010
Employee compensation and benefits	$200,155	$3,404	$203,559

Total non-interest expenses	$581,289	$3,404	$584,693

Income before income taxes	$340,819	$(3,404)	$337,415
Income tax expense (benefit)	60,413	(132)	60,281

Net income	280,406	(3,272)	277,134
Less net income attributable to noncontrolling interests	289,722	(3,038)	286,684

Net income (loss) attributable to common stockholders	$(9,316)	$(234)	$(9,550)

Effect on Earnings Per Share (reported in the Statement of Comprehensive Income):

              As a result of the error affecting redeemable noncontrolling interests described above, pursuant to the requirements of ASC 480-10-S99, the Company was required to calculate earnings per share using the two-class method to give effect in its calculation of net income available to common stockholders to the cash redemption feature as an other than fair value redemption feature. For the Company, under U.S. GAAP, this other than fair value redemption feature is measured by the change in the difference between the fair value of IBG LLC and the fair value of the Company. This difference equals the Company's share of the tax benefits arising from the sale of stock in May 2007 at the IPO and in connection with the August 2011 member interest redemption transaction, or $57.6 million that has been retained by the Company.

              Under the two-class method as applied by the Company (Note 2), the recognition of the cash redemption feature does not affect net income attributable to common stockholders, but allocates a portion of earnings to this other than fair value redemption right that would otherwise be available to common stockholders, calculated as the previously described difference between the respective fair

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

values of IBG LLC and the Company. The effect on earnings per share for each of the three years ended December 31, 2011 was:

	Year Ended December 31,
	2011	2010	2009
Basic earnings (loss) per share - as reported in respective years' initial filings	$1.41	$(0.22)	$0.88
Adjustments to correct errors:
Adjustments to give effect to stock compensation adjustments	-	(0.01)	(0.01)
Adjustments to give effect to assumed redemptions	(0.02)	-	(0.07)

Basic earnings (loss) per share, as restated	$1.39	$(0.23)	$0.80

Diluted earnings (loss) per share, as reported in respective years' initial filings	$1.39	$(0.22)	$0.87
Adjustments to correct errors:
Adjustments to give effect to stock compensation adjustments	-	(0.01)	(0.01)
Adjustments to give effect to assumed redemptions	(0.02)	-	(0.07)

Diluted earnings (loss) per share, as restated	$1.37	$(0.23)	$0.79

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

              The effects of correcting these errors on the consolidated statements of financial condition as of December 31, 2011 and 2010:

Effect on the Statement of Financial Condition:

		Adjustments
(in thousands)	Previously reported	Stock Compensation	SIP Stock	Noncontrolling interests	As Restated
December 31, 2010
Other assets (deferred tax assets)	$479,806	$1,271	$-	$-	$481,077

Total assets	$28,498,768	$1,271	$-	$-	$28,500,039

Accounts payable, accrued expenses and other liabilities	$409,757	$33,261	$(104,588)	$-	$338,430

Total liabilities	$24,278,281	$33,261	$(104,588)	$-	$24,206,954

Redeemable noncontrolling interests	$-	$-	$-	$6,320,849	$6,320,849

Equity (deficit):
Stockholders' equity (deficit):
Par value, Class A common stock	$503	$-	$(74)	$-	$429

Additional paid-in capital	$535,630	$-	$(131,482)	$(404,148)	$-

Retatined earnings (accumulated deficit)	$92,504	$(2,189)	$-	$(2,121,971)	$(2,031,656)

Treasury stock	$(161,947)	$-	$142,815	$-	$(19,132)

Total stockholders' equity (deficit)	$487,827	$(2,189)	$11,259	$(2,526,119)	$(2,029,222)

Other noncontrolling interests	$3,732,660	$(29,801)	$93,329	$(3,794,730)	$1,458

Total equity (deficit)	$4,220,487	$(31,990)	$104,588	$(6,320,849)	$(2,027,764)

Total liabilities and equity (deficit)	$28,498,768	$1,271	$-	$-	$28,500,039

December 31, 2011
Accounts payable, accrued expenses and other liabilities	$242,685	$-	$(125,914)	$-	$116,771

Total liabilities	$25,718,324	$-	$(125,914)	$-	$25,592,410

Redeemable noncontrolling interests	$-	$-	$-	$5,269,619	$5,269,619

Equity (deficit):
Stockholders' equity (deficit):
Par value, Class A common stock	$557	$-	$(97)	$-	$460

Additional paid-in capital	$596,512	$-	$(155,102)	$(441,410)	$-

Retatined earnings (accumulated deficit)	$138,701	$-	$-	$(603,839)	$(465,138)

Treasury stock	$(183,022)	$-	$169,712	$-	$(13,310)

Total stockholders' equity (deficit)	$571,235	$-	$14,513	$(1,045,249)	$(459,501)

Other noncontrolling interests	$4,114,806	$-	$111,401	$(4,224,370)	$1,837

Total equity (deficit)	$4,686,041	$-	$125,914	$(5,269,619)	$(457,664)

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Effect on the Statement of Changes in Equity:

              The following information is provided to facilitate readers' understanding of the effects of these errors over the time periods reported in the statement of changes in equity:

(in thousands, except for share amounts)	Previously reported	Adjustments	As Restated
As of December 31, 2008
Par value	$453	$(37)	$416
Additional paid-in capital	485,837	(485,837)	-
Treasury stock	(117,550)	88,105	(29,445)
Retained earnings (accumulated deficit)	141,207	(2,043,825)	(1,902,618)
Accumulated other comprehensive income	3,907	-	3,907

Total stockholders' equity (deficit)	513,854	(2,441,594)	(1,927,740)

Other noncontrolling interests	3,894,207	(3,893,267)	940

Total equity (deficit)	$4,408,061	$(6,334,861)	$(1,926,800)

Redeemable noncontrolling interests	$-	$6,396,770	$6,396,770

As of December 31, 2009
Par value	$478	$(57)	$421
Additional paid-in capital	528,586	(528,586)	-
Treasury stock	(142,441)	118,570	(23,871)
Retained earnings (accumulated deficit)	177,409	(1,521,711)	(1,344,302)
Accumulated other comprehensive income	10,914	-	10,914

Total stockholders' equity (deficit)	574,946	(1,931,784)	(1,356,838)

Other noncontrolling interests	4,302,185	(4,301,004)	1,181

Total equity (deficit)	$4,877,131	$(6,232,788)	$(1,355,657)

Redeemable noncontrolling interests	$-	$6,318,396	$6,318,396

As of December 31, 2010
Par value	$503	$(74)	$429
Additional paid-in capital	535,630	(535,630)	-
Treasury stock	(161,947)	142,815	(19,132)
Retained earnings (accumulated deficit)	92,504	(2,124,160)	(2,031,656)
Accumulated other comprehensive income	21,137	-	21,137

Total stockholders' equity (deficit)	487,827	(2,517,049)	(2,029,222)

Other noncontrolling interests	3,732,660	(3,731,202)	1,458

Total equity (deficit)	$4,220,487	$(6,248,251)	$(2,027,764)

Redeemable noncontrolling interests	$-	$6,320,849	$6,320,849

As of December 31, 2011
Par value	$557	$(97)	$460
Additional paid-in capital	596,512	(596,512)	-
Treasury stock	(183,022)	169,712	(13,310)
Retained earnings (accumulated deficit)	138,701	(603,839)	(465,138)
Accumulated other comprehensive income	18,487	-	18,487

Total stockholders' equity (deficit)	571,235	(1,030,736)	(459,501)

Other noncontrolling interests	4,114,806	(4,112,969)	1,837

Total equity (deficit)	$4,686,041	$(5,143,705)	$(457,664)

Redeemable noncontrolling interests	$-	$5,269,619	$5,269,619

*****

SUPPLEMENTARY DATA

Unaudited Quarterly results

              The Company's unaudited quarterly results for 2011 and 2010 reflect the consolidated operating results of IBG, Inc and its subsidiaries, with earnings per share restated for 2011 and 2010 for the effect of the redeemable noncontrolling interests error and 2010 restated for the effect of the stock compensation expense error (Note 21 to the consolidated financial statements):

	2011 Quarterly Data
	First	Second	Third	Fourth
Reveunes	$385.6	$321.4	$408.9	$328.7
Interest expense	17.7	24.5	23.3	20.8

Net Revenues	367.9	296.9	385.6	307.9

Non-interest expenses:
Execution and clearing	66.2	66.1	82.1	66.9
Employee compensation and benefits	52.4	52.6	56.2	55.1
Other	27.3	29.1	29.5	33.7

Total non-interest expenses	145.9	147.8	167.8	155.7

Income before income taxes	222.0	149.1	217.8	152.2
Income tax expense	18.7	12.5	15.3	7.4
Net income attributable to noncontrolling interests	187.0	127.1	180.0	131.2

Net income attributable to common stockholders	$16.3	$9.5	$22.5	$13.6

Basic earnings per share (1)	$0.39	$0.22	$0.48	$0.29

Diluted earnings per share (1)	$0.39	$0.22	$0.48	$0.28

Net income attributable to common stockholders	$16.3	$9.5	$22.5	$13.8
Other comprehensive income (loss):
Cumulative translation adjustment, before income taxes	1.9	6.1	(10.1)	(2.4)
Income taxes related to items of other comprehensive income	0.7	2.2	(3.7)	(1.1)

Other comprehensive income (loss), net of tax	1.2	3.9	(6.4)	(1.3)

Comprehensive income attributable to common stockholders	$17.5	$13.4	$16.1	$12.5

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	$187.0	$127.1	$180.0	$134.6
Other comprehensive income (loss) - cumulative translation adjustment	16.6	50.1	(75.9)	(18.6)

Comprehensive income attributable to noncontrolling interests	$203.6	$177.2	$104.1	$116.0

	2010 Quarterly Data
	First	Second	Third	Fourth
Reveunes	$225.7	$243.9	$315.1	$203.6
Interest expense	15.1	17.8	16.0	17.3

Net Revenues	210.6	226.1	299.1	186.3

Non-interest expenses:
Execution and clearing	69.7	75.5	61.9	65.5
Employee compensation and benefits	50.5	49.5	49.6	54.0
Other	25.5	29.0	25.7	28.3

Total non-interest expenses	145.7	154.0	137.2	147.8

Income before income taxes	64.9	72.1	161.9	38.5
Income tax expense	5.2	7.4	13.1	34.6
Net income attributable to noncontrolling interests	55.8	60.9	137.7	32.3

Net income attributable to common stockholders	$3.9	$3.8	$11.1	$(28.4)

Basic earnings per share (2)	$0.09	$0.08	$0.25	$(0.65)

Diluted earnings per share (2)	$0.09	$0.08	$0.25	$(0.65)

Net income attributable to common stockholders	$3.9	$3.8	$11.1	$(28.1)
Other comprehensive income (loss):
Cumulative translation adjustment, before income taxes	(2.1)	(5.8)	17.4	6.7
Income taxes related to items of other comprehensive income	(0.6)	(2.2)	6.4	2.4

Other comprehensive income (loss), net of tax	(1.5)	(3.6)	11.0	4.3

Comprehensive income attributable to common stockholders	$2.4	$0.2	$22.1	$(23.8)

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	$55.8	$60.9	$137.7	$35.3
Other comprehensive income (loss) - cumulative translation adjustment	(18.8)	(49.4)	144.7	55.7

Comprehensive income attributable to noncontrolling interests	$37.0	$11.5	$282.4	$91.0

 Effect of restatements on earnings per share:

	Quarterly
	First	Second	Third	Fourth
(1) 2011
Basic:
Originally reported	$0.38	$0.22	$0.50	$0.30
Adjustments	0.01	-	(0.02)	(0.01)

As restated	$0.39	$0.22	$0.48	$0.29

Diluted:
Originally reported	$0.38	$0.22	$0.50	$0.29
Adjustments	0.01	-	(0.02)	(0.01)

As restated	$0.39	$0.22	$0.48	$0.28

(2) 2010
Basic:
Originally reported	$0.09	$0.09	$0.26	$(0.67)
Adjustments	-	(0.01)	(0.01)	0.02

As restated	$0.09	$0.08	$0.25	$(0.65)

Diluted:
Originally reported	$0.09	$0.09	$0.26	$(0.66)
Adjustments	-	(0.01)	(0.01)	0.01

As restated	$0.09	$0.08	$0.25	$(0.65)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

ITEM 9A. CONTROLS AND PROCEDURES

Restatement of Prior Period Financial Statements Filed

              In May 2012, in connection with the review of the Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 2012, Deloitte & Touche LLP, the Company's independent registered public accounting firm questioned the Company's interpretation and application of accounting guidance (contained in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC or the "Codification") 480-10-S99, formerly FASB Emerging Issues Task Force Topic D-98) to cash redemption provisions regarding redeemable noncontrolling interests. After reassessing its interpretation and application of this accounting guidance, including obtaining an interpretation from the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC"), the Company concluded that its interpretation of this accounting guidance and its application of that guidance to these cash redemption provisions was incorrect, resulting in an error in its consolidated financial statements. This error had no effect on reported net income attributable to common stockholders or cash flows, but did affect the classification of redeemable noncontrolling interests in IBG LLC ("IBG LLC") attributable to IBG Holdings LLC ("IBG Holdings LLC") from the Company's May 3, 2007 initial public offering through June 6, 2012, as more fully described in Note 21 to the consolidated financial statements contained in Part 2, Item 8 of this Amended Annual Report. As a result of this change in the classification of redeemable noncontrolling interests, the calculation of earnings per share was affected.

              In addition to the change in classification relating to the reporting of redeemable noncontrolling interests attributable to IBG Holdings LLC described above, the Company has corrected other errors that had been previously identified that affected previously issued financial statements. These items included errors in recording share issuances under stock compensation award plans, which was corrected in connection with the preparation of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and adjustments to record the timely recognition of the effect of equity award plan forfeiture provisions, which error was corrected in the Company's 2011 Annual Report on Form 10-K filed February 29, 2012 (the "Original Filing.") Both of these corrections were disclosed as immaterial restatements in the respective original filings.

              On August 13, 2012, the Audit Committee of the Board of Directors of the Company and management concluded that the previously issued consolidated financial statements for the three years ended December 31, 2011 should no longer be relied upon and should be restated.

Evaluation of Disclosure Controls and Procedures

              Under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), management evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of December 31, 2011, in conjunction with the Original Filing. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company's periodic SEC filings is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms.

              Subsequent to the evaluation made in connection with the Original Filing and in connection with the restatement and the filing of this Form 10-K/A, management re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because of a material weakness in our internal controls over financial reporting related to the review and interpretation of complex accounting issues, specifically, redeemable noncontrolling interests and stock based compensation (as discussed below), the Company's disclosure controls and procedures were not effective as of December 31, 2011. Notwithstanding the material weakness described below, management has concluded that the consolidated financial statements included in this Form 10K/A present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management's Assessment of Internal Control Over Financial Reporting (as revised)

              The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's CEO and CFO to provide reasonable assurance regarding reliability of financial reporting and preparation of the Company's financial statements for external reporting purposes in accordance with U.S. GAAP.

              In connection with the Original Filing in February 2012, we included a Management's Annual Report on Internal Control over Financial Reporting therein, which expressed a conclusion that management believed that our internal control over financial reporting was effective as of December 31, 2011. In connection with filing this amended Form 10-K/A for the year ended December 31, 2011, management, including our CEO and CFO reassessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this reassessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on management's reassessment, management has concluded that the Company's internal control over financial reporting related to the review and interpretation of complex accounting issues, specifically the Company's accounting for redeemable noncontrolling interests and stock based compensation, was not effective as of December 31, 2011, due to the fact that there was a material weakness in its internal control over financial reporting. The material weakness in internal control over financial reporting is comprised of the following:

  •
  Accounting for cash redemption provisions for redeemable noncontrolling interests in IBG LLC attributable to IBG Holdings LLC under ASC 480-10-S99, Distinguishing Liabilities from Equity, SEC Materials – The controls over the review and interpretation of this accounting guidance as it applies to cash redemption provisions applicable to noncontrolling interests in IBG LLC attributable to IBG Holdings LLC were improperly designed and were not effective in assessing the effects of control relationships and their overriding effect on the cash redemption contractual terms contained in the Exchange Agreement prior to its amendment on June 6, 2012.

  •
  Share based payment award plans under ASC 718-10, Compensation – Stock Compensation – The controls over the review and interpretation of the accounting and financial reporting for the 2007 Stock Incentive Plan for the recording of share issuances made under stock compensation awards and for the Plan's forfeiture provisions were improperly designed and were not effective to ensure that compensation expense was reported as a direct credit to the Company's stockholders' equity (deficit) as incurred or for accounting for the full effect of forfeiture provisions at the time share grants are awarded.

              The effectiveness of the Company's internal control over financial reporting as of December 31, 2011, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes to Internal Control Over Financial Reporting

              There have not been any changes in our internal control over financial reporting other than those described above for the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

              Management has been actively engaged in developing remediation plans to address the above material weakness. The remediation efforts include, but are not limited to, the following:

    Actions taken regarding current restatement issues

    •
    Implemented a comprehensive review of the Company's accounting for noncontrolling interests and stock compensation.

    •
    Reviewed and amended the Exchange Agreement on June 6, 2012 eliminating the cash redemption option.

    •
    Requested and received an interpretation of this accounting issue from the Office of the Chief Accountant of the SEC to clarify the requirements under this accounting guidance.

    Remediation plan

    •
    Enhanced the existing policy requiring a quarterly review by the CFO and Chief Accounting Officer ("CAO") of significant transactions and recently issued official accounting guidance. As part of that review, the CFO and CAO will assess the possible effects of such transactions and accounting guidance on the Company's financial statements.

    •
    The results of this assessment will be reviewed quarterly with the Company's Audit Committee and, where the assessments indicate that further research and evaluation are required, the CFO and the CAO will recommend to the Audit Committee whether they believe the Company has sufficient professional resources to address the issues internally or if external professional resources are required.

    •
    Established a policy requiring consideration of consultation with accounting policy or other subject matter experts, not affiliated with the Company's independent accountants, on future complex accounting interpretations should they arise from the above assessments.

    •
    When further research and evaluation of accounting policy issues is undertaken, whether conducted internally or through external consultation with accounting policy or other experts, the results of such research and evaluation will be reported to the Company's Audit Committee.

              In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company's internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

              If not remediated, these control deficiencies could result in further material misstatements to the Company's financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interactive Brokers Group, Inc.
Greenwich, CT

We have audited the internal control over financial reporting of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (as revised). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our report dated February 29, 2012, we expressed an unqualified opinion on internal control over financial reporting. As described in the following paragraph, a material weakness was subsequently identified as a result of the restatement of the previously issued financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company's internal control over financial reporting and our present opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: the Company's review and interpretation of complex accounting issues specifically surrounding redeemable noncontrolling interests and stock based compensation were not sufficiently designed to prevent or detect a material misstatement. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2011 of the Company, and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2011 and the related consolidated statements of comprehensive income, cash flows and changes in equity for the year ended December 31, 2011 and our report dated February 29, 2012, (August 31, 2012 as to the effects of the restatement discussed in Note 21 to the consolidated financial statements) expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the restatement discussed in Note 21 and the early adoption of Accounting Standards Update 2011-05, Comprehensive Income, in 2011.

/s/ Deloitte & Touche LLP
New York, New York
February 29, 2012 (August 31, 2012 as to the effects of the material weakness described in Management's Assessment on Internal Control over Financial Reporting (as revised))

ITEM 9B.    OTHER INFORMATION

              Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

              Information related to the Company's directors and nominees under the following captions in the Company's Proxy Statement is incorporated by reference herein.

    •
    "Item 1—Election of Directors"

    •
    "Item 1—Election of Directors—Board Meetings and Committees"

Code of Ethics

              IBG, Inc.'s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer, its Chief Financial Officer and its Controller. Information relating to our Code of Business Conduct and Ethics is included in Part I, Item 1 of this Amended Annual Report on Form 10-K/A. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or NASDAQ on the investor relations section of our website located at www.interactivebrokers.com/ir.

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

    •
    "Item 2—Ratification of Appointment of Independent Registered Public Accounting Firm"

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report

1.           Consolidated Financial Statements

              The consolidated financial statements required to be filed in the Amended Annual Report on Form 10-K/A are listed on page F1 hereof and in Part II, Item 8 hereof.

2.           Financial Statement Schedule

              The financial statement schedule required in the Amended Annual Report on Form 10-K/A is listed on page F-1 hereof. The required schedule appears on pages F-1 through F-6 hereof.

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
10.5	Interactive Brokers Group, Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.8 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+
10.6	Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan. (filed as Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**
10.7	Interactive Brokers Group, Inc. Amendment to the Exchange Agreement . (filed as Exhibit 10.1 to the Form 8-K filed by the Company on June 6, 2012).**
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

*
Attached as Exhibit 101 to this Amended Annual Report on Form 10-K/A for the annual period ended December 31, 2011, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity and (v) Notes to Condensed Consolidated Financial Statements, tagged in detail levels 1-4.

ITEMS. 15    (a)(1) and 15 (a)(2) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule (As Restated)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interactive Brokers Group, Inc.
Greenwich, CT

We have audited the consolidated financial statements of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and the Company's internal control over financial reporting as of December 31, 2011, and have issued our reports thereon dated February 29, 2012, August 31, 2012 as to the effects of the restatement discussed in Note 21, (which report expresses an unqualified opinion and includes explanatory paragraphs regarding the restatement discussed in Note 21 and the early adoption of Accounting Standards Update 2011-05, Comprehensive Income, in 2011) and related to the internal control over financial reporting (which report expresses an adverse opinion on the effectiveness of Interactive Brokers Group, Inc.'s internal control over financial reporting because of a material weakness); such reports are included in Form 10-K/A. Our audits also included the financial statement schedule of the Company listed in the accompanying index at Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
New York, New York
February 29, 2012 (August 31, 2012 as to the effects of the restatement discussed in Note 1)

INTERACTIVE BROKERS GROUP, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(As Restated, Note 1)

As of December 31, (in thousands, except share and per share amounts)	2011	2010
Assets
Cash and cash equivalents	$18	$325
Investments in subsidiaries, equity basis	552,214	446,924
Receivable from affiliates	11,759	37,344
Other assets	303,926	318,908

Total assets	$867,917	$803,501

Liabilities and stockholders' equity (deficit)
Liabilities:
Payable to affiliates	$1,316,851	$2,810,977
Accrued expenses and other liabilities	10,567	21,746

	1,327,418	2,832,723

Stockholders' equity (deficit):
Common stock, $0.01 par value per share:
Class A—Authorized—1,000,000,000, Issued—46,061,256 and 42,903,718, Outstanding—45,576,791 and 42,231,551 shares at December 31, 2011 and 2010	460	429
Class B—Authorized, Issued and Outstanding—100 shares at December 31, 2011 and 2010	—	—
Accumulated deficit, including accumulated other comprehensive income of $10,454 and $12,284 at December 31, 2011 and 2010	(446,651)	(2,010,519)
Treasury stock, at cost, 484,465 and 672,167 shares at December 31, 2011 and 2010	(13,310)	(19,132)
Total stockholders' equity (deficit)	(459,501)	(2,029,222)

Total liabilities and stockholders' equity (deficit)	$867,917	$803,501

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(As Restated, Note 1)

Year ended December 31, (in thousands)	2011	2010	2009
Revenues—dividends, interest and other	$5,217	$1,056	$—

Expenses:
Interest expense	—	2	—
Other	6	5	6
Delaware franchise taxes	180	165	165

Total expenses	186	172	171

Income (loss) before equity in income of subsidiary	5,031	884	(171)
Equity in income of subsidiary, net of tax	56,827	(10,434)	35,960

Net income (loss)	$61,858	$(9,550)	$35,789

Net income (loss) attributable to common stockholders	$61,858	$(9,550)	$35,789
Cumulative translation adjustment, net of tax	(2,650)	10,223	7,007

Comprehensive income	$59,208	$673	$42,796

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

(As Restated, Note 1)

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

              These Parent Company Financial Statements have been restated from those previously issued. See Note 21 to the consolidated financial statements for a detailed discussion of the restatement.

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

              As of December 31, 2011 and 2010, respectively, payable to affiliates of $1,316,851 and $2,810,977 consisted substantially of differences between the redemption values of noncontrolling interests in IBG LLC attributable to IBG Holdings LLC of $1,045,249 and $2,526,119 and their book values, and amounts payable to IBG Holdings LLC under the Tax Receivable Agreement of $271,602 and $284,858 (refer to Note 4 to the consolidated financial statements).

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

Date: August 31, 2012

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS PETERFFY Thomas Peterffy	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	August 31, 2012
/s/ PAUL J. BRODY Paul J. Brody	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer)	August 31, 2012
/s/ TIMOTHY E. ROGERS Timothy E. Rogers	Controller (Principal Accounting Officer)	August 31, 2012
/s/ LAWRENCE E. HARRIS Lawrence E. Harris	Director	August 31, 2012
/s/ HANS R. STOLL Hans R. Stoll	Director	August 31, 2012
/s/ IVERS W. RILEY Ivers W. Riley	Director	August 31, 2012