Form 10-Q/A
period 2012-03-31
Interactive Brokers Group, Inc.
filed 2012-08-31
CIK 1381197

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

INTERACTIVE BROKERS GROUP, INC.
AMENDED QUARTERLY REPORT ON FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2012

Explanatory Note

In May 2012, in connection with the review of the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2012 (the “Original Filing”), Deloitte & Touche LLP, the Company’s independent registered public accounting firm questioned the Company’s interpretation and application of accounting guidance contained in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC or the “Codification”) 480-10-S99, Distinguishing Liabilities from Equity, SEC Materials, formerly FASB Emerging Issues Task Force Topic D-98, to cash redemption provisions regarding redeemable noncontrolling interests.  After reassessing its interpretation and application of this accounting guidance, including obtaining an interpretation from the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”), the Company concluded that its interpretation of this accounting guidance and its application of that guidance to these cash redemption provisions was incorrect, resulting in an error in its consolidated financial statements.  This error had no effect on reported net income attributable to common stockholders or cash flows, but did affect the classification of redeemable noncontrolling interests in IBG LLC (“LLC”) attributable to IBG Holdings LLC (“Holdings”) during the period from the Company’s May 3, 2007 initial public offering through June 6, 2012, as more fully described in Note 21 to the consolidated financial statements contained in Part 2, Item 8 of the Company’s Amended Annual Report on Form 10-K/A filed with the SEC on August 31, 2012.  As a result of this change in the classification of redeemable noncontrolling interests, the calculation of earnings per share was also affected.  On August 13, 2012, the Audit Committee of the Board of Directors of the Company and management concluded that the previously issued consolidated financial statements for the three years ended December 31, 2011 and for the quarter ended March 31, 2012 should no longer be relied upon and should be restated.

Also on August 15, 2012, the Company filed a Current Report on Form 8-K with the SEC in which it announced that the previously issued audited consolidated financial statements, report on internal controls, and the Reports of Independent Registered Public Accounting Firm thereon for the three years ended December 31, 2011 in the Company’s originally filed Annual Report for the year ended December 31, 2011 on Form 10-K, as well as the unaudited condensed consolidated financial statements for the quarters ended March 31, 2012 and 2011 in the Company’s originally filed  Quarterly Report on Form 10-Q, should no longer be relied upon.

The Company is filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) for the quarter ended March 31, 2012, to restate the Company's unaudited condensed consolidated financial statements and related disclosures for the quarters ended March 31, 2012 and 2011 originally included in the Company’s Original Filing which was filed with the SEC on May 15, 2012.

Internal Control Considerations

In conjunction with the restatement, management identified control deficiencies in its internal controls over financial reporting associated with the review and interpretation of complex accounting issues - specifically, redeemable noncontrolling interests in LLC attributable to Holdings and stock based compensation - that constitute a material weakness, as discussed in Part I, Item 4, “Controls and Procedures”, of this Amended Quarterly Report on Form 10-Q/A. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. For a discussion of management’s consideration of our disclosure controls and procedures, the material weakness identified and the remediation plan design efforts being made, see Part II, Item IA, “Risk Factors”, and Part I, Item 4 included in this Amended Filing.

Adjustments

In addition to the reclassifications relating to the reporting of redeemable noncontrolling interests attributable to Holdings described above, which was corrected in the Company’s 2011 Amended Annual Report on Form 10-K/A and this Amended Filing, in connection with the original filings of the Company’s 2011 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 the Company had corrected other errors that had been previously identified that affected previously issued financial statements.  These items included errors in recording share issuances under stock compensation award plans which was corrected in connection with the preparation of the Company’s original filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and adjustments to record the timely recognition of the effect of equity award plan forfeiture provisions, which error was corrected in the original filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Both of these corrections were disclosed as immaterial restatements in the respective original filings.

Additional information on the effect of these adjustments to our unaudited condensed consolidated financial statements is contained in Item 1, Note 17 - Restatement.

For convenience of the reader, this Amended Filing sets forth the Original Filing in its entirety. The sections of the Original Filing which were not amended are unchanged and continue in full force and effect as originally filed. This Amended Filing has not been updated to reflect events occurring subsequent to the Original Filing date other than those associated with the correction of the error and other adjustments specifically noted. The Items in this Form 10-Q/A which are amended and restated as a result of the foregoing are:

•	Part I, Item 1. - Financial Statements and Supplementary Data
•	Part I, Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part I, Item 4. - Controls and Procedures
•	Part II, Item IA. - Risk Factors
•	Part II, Item 6 - Exhibits

                 In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this Amended Filing.

PART I.  FINANCIAL INFORMATION

Financial Statements Introductory Note

The Company is a holding company whose primary asset is its ownership of approximately 11.5% of the membership interests of LLC. See Notes 1 and 4 to the unaudited condensed consolidated financial statements for further discussion of the Company’s capital and ownership structure.

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

As discussed in Note 17, the unaudited condensed consolidated financial statements for the three months ended March 31, 2011 included herein have been restated for an error.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(Unaudited)
	(As Restated, Note 17)
	March 31,	December 31,
(in thousands, except share data)	2012	2011
Assets
Cash and cash equivalents	$1,551,399	$1,695,495
Cash and securities - segregated for regulatory purposes	11,028,544	10,069,938
Securities borrowed	3,083,729	2,661,671
Securities purchased under agreements to resell	365,229	375,366
Trading assets, at fair value:
Financial instruments owned	4,412,405	5,069,271
Financial instruments owned and pledged as collateral	2,031,217	1,545,807
	6,443,622	6,615,078
Other receivables:
Customers, less allowance for doubtful accounts of $3,261 and
$3,332 at March 31, 2012 and December 31, 2011	8,457,962	7,024,792
Brokers, dealers and clearing organizations	1,192,317	1,397,772
Receivable from affiliate	593	595
Interest	22,661	20,540
	9,673,533	8,443,699
Other assets	550,342	543,118
Total assets	$32,696,398	$30,404,365

Liabilities and equity
Liabilities:
Trading liabilities - financial instruments sold but not yet purchased,
at fair value	$5,674,460	$6,156,148
Securities loaned	1,768,117	1,386,059
Short-term borrowings	14,474	6,538
Other payables:
Customers	19,501,916	17,300,105
Brokers, dealers and clearing organizations	334,133	247,360
Payable to affiliate	271,602	271,602
Accounts payable, accrued expenses and other liabilities	129,289	116,771
Interest	6,974	6,416
	20,243,914	17,942,254

Senior notes payable	30,238	101,411
Senior secured credit facility	-	-
	27,731,203	25,592,410

Redeemable noncontrolling interests	5,996,220	5,269,619

Commitments, contingencies and guarantees

Equity (Deficit):
Stockholders’ equity (deficit):
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 46,063,918 and
46,061,256, Outstanding – 45,579,884 and 45,576,791 shares
at March 31, 2012 and December 31, 2011	460	460
Class B – Authorized, Issued and Outstanding – 100 shares
at March 31, 2012 and December 31, 2011	-	-
Additional paid-in capital	-	-
Accumulated deficit	(1,041,240)	(465,138)
Accumulated other comprehensive income, net of income taxes of
$11,938 and $10,454 at March 31, 2012 and December 31, 2011	21,113	18,487
Treasury stock, at cost, 484,034 and 484,465 shares
at March 31, 2012 and December 31, 2011	(13,278)	(13,310)
Total stockholders’ deficit	(1,032,945)	(459,501)
Other noncontrolling interests	1,920	1,837
Total deficit	(1,031,025)	(457,664)
Total liabilities and deficit	$32,696,398	$30,404,365

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	(As Restated, Note 17)
	Three months ended
	March 31,
(in thousands, except for shares or per share amounts)	2012	2011

Revenues:
Trading gains	$137,280	$200,338
Commissions and execution fees	100,885	109,199
Interest income	66,576	58,663
Other income	18,324	17,435
Total revenues	323,065	385,635

Interest expense	19,143	17,747

Total net revenues	303,922	367,888

Non-interest expenses:
Execution and clearing	64,624	66,237
Employee compensation and benefits	62,725	52,359
Occupancy, depreciation and amortization	9,934	9,246
Communications	5,674	5,448
General and administrative	11,288	12,626
Total non-interest expenses	154,245	145,916

Income before income taxes	149,677	221,972

Income tax expense	8,734	18,732
Net income	140,943	203,240
Less net income attributable to noncontrolling interests	129,859	186,989
Net income attributable to common stockholders	$11,084	$16,251

Earnings per share:
Basic	$0.27	$0.39
Diluted	$0.27	$0.39

Weighted average common shares outstanding:
Basic	45,576,925	42,231,651
Diluted	45,951,464	42,791,822

Comprehensive income:
Net income attributable to common stockholders	$11,084	$16,251
Other comprehensive income:
Cumulative translation adjustment, before income taxes	4,110	2,005
Income taxes related to items of other comprehensive income	1,484	737
Other comprehensive income (loss), net of tax	2,626	1,268
Comprehensive income attributable to common stockholders	$13,710	$17,519

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	$129,859	$186,989
Other comprehensive income (loss) - cumulative translation adjustment	31,551	16,618
Comprehensive income attributable to noncontrolling interests	$161,410	$203,607

See accompanying notes to the unaudited condensed consolidated financial statements.

	Interactive Brokers Group, Inc. and Subsidiaries
	Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	(As Restated, Note 17)
	Three months ended March 31,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$140,943	$203,240
Adjustments to reconcile net income to net cash used in
operating activities:
Translation gains	(11,111)	(15,655)
Deferred income taxes	1,791	9,514
Depreciation and amortization	5,193	4,946
Employee stock plan compensation	20,579	10,467
Losses (gains) on non-market making investments, net	1,009	(3,261)
Bad debt expense and other	17	264
Change in operating assets and liabilities:
Increase in cash and securities - segregated for regulatory purposes	(958,810)	(368,542)
Increase in securities borrowed	(419,838)	(30,921)
Decrease in securities purchased under agreements to resell	10,125	11,291
Decrease in trading assets	184,646	1,019,213
Increase in receivables from customers	(1,436,050)	(2,313,260)
Decrease (increase) in other receivables	207,718	(5,864)
Decrease (increase) in other assets	(2,806)	7,646
Decrease in trading liabilities	(471,665)	(782,276)
Increase (decrease) in securities loaned	383,369	(139,948)
Increase in payable to customers	2,195,191	2,346,102
Increase in other payables	95,769	10,307
Net cash used in operating activities	(53,930)	(36,737)
Cash flows from investing activities:
Purchases of non-market making investments	(64,705)	(39,737)
Sales of non-market making investments	57,828	7,916
Distribution received from equity investment	1,567	-
Purchase of property and equipment	(5,176)	(3,167)
Net cash used in investing activities	(10,486)	(34,988)
Cash flows from financing activities:
Dividends paid to shareholders	(4,557)	-
Dividends paid to noncontrolling interests	(34,993)	-
Redemption of former member interest	-	(816)
Issuance of senior notes	-	143,704
Redemptions of senior notes	(71,173)	(137,418)
Repayments of senior secured credit facility	-	(100,000)
Increase (decrease) in short-term borrowings, net	7,615	(18,777)
Net cash used in financing activities	(103,108)	(113,307)
Effect of exchange rate changes on cash and cash equivalents	23,428	6,973
Net decrease in cash and cash equivalents	(144,096)	(178,059)
Cash and cash equivalents at beginning of period	1,695,495	1,354,219
Cash and cash equivalents at end of period	$1,551,399	$1,176,160

Supplemental disclosures of cash flow information:
Cash paid for interest	$18,585	$18,029
Cash paid for taxes	$6,239	$32,772

Non-cash financing activities:
Adjustments to additional paid in capital for changes in proportionate ownership in IBG LLC	$(38)	$-
Adjustments to additional noncontrolling interests for changes in proportionate ownership in IBG LLC	$38	$-
Changes in redemption value of redeemable noncontrolling interests	$726,601	$(648,581)
Changes to total equity (deficit) for the change in redemption value of redeemable noncontrolling interests	$(726,601)	$684,581

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Deficit)
Three months ended March 31, 2012 and 2011
(As Restated, Note 17)
(Unaudited)
	Common Stock
					Retained	Accumulated	Total
			Additional		Earnings/	Other	Stockholders'	Other Non-	Total	Redeemable
	Issued	Par	Paid-In	Treasury	(Accumulated	Comprehensive	Equity	controlling	Equity	Noncontrolling
(in thousands, except for share amounts)	Shares	Value	Capital	Stock	Deficit)	Income	(Deficit)	Interests	(Deficit)	Interests

Balance, January 1, 2012	46,061,256	$460	$-	$(13,310)	$(465,138)	$18,487	$(459,501)	$1,837	$(457,664)	$5,269,619

Adjustment of redeemable noncontrolling interests to redemption value			(2,030)		(582,629)		(584,659)		(584,659)	726,601
Common Stock distributed to employees	2,662	-	41	32			73		73
Compensation for stock grants vesting in the future			2,027				2,027	-	2,027
Dividends paid to shareholders					(4,557)		(4,557)		(4,557)
Dividends paid by IBG LLC to other noncontrolling interests							-	(4)	(4)
Adjustments for changes in proportionate ownership in IBG LLC			(38)				(38)	-	(38)
Comprehensive income, net of tax					11,084	2,626	13,710	87	13,797
Balance, March 31, 2012	46,063,918	$460	$-	$(13,278)	$(1,041,240)	$21,113	$(1,032,945)	$1,920	$(1,031,025)	$5,996,220

	Common Stock
					Retained	Accumulated	Total
			Additional		Earnings/	Other	Stockholders'	Other Non-		Redeemable
	Issued	Par	Paid-In	Treasury	(Accumulated	Comprehensive	Equity	controlling	Total Equity	Noncontrolling
(in thousands, except for share amounts)	Shares	Value	Capital	Stock	Deficit)	Income	(Deficit)	Interests	(Deficit)	Interests

Balance, January 1, 2011	42,903,718	$429	$-	$(19,132)	$(2,031,656)	$21,137	$(2,029,222)	$1,458	$(2,027,764)	$6,320,849

Adjustment of redeemable noncontrolling interests
to redemption value			88		814,670		814,758		814,758	(684,581)
Redemption of former member interest			(88)				(88)		(88)
Comprehensive income, net of tax					16,251	1,268	17,519	104	17,623
Balance, March 31, 2011	42,903,718	$429	$-	$(19,132)	$(1,200,735)	$22,405	$(1,197,033)	$1,562	$(1,195,471)	$5,636,268

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

2. Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements are presented in U.S. dollars and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting with respect to Form 10-Q/A and accounting standards generally accepted in the United States of America (“U.S. GAAP”) promulgated in the FASB Accounting Standards Codification (“ASC” or the “Codification”).  These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of March 31, 2012 and December 31, 2011, the results of operations and comprehensive income for the three months ended March 31, 2012 and 2011 and cash flows for the three months ended March 31, 2012 and 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in IBG, Inc.’s Annual Report on Form 10-K/A filed with the SEC on August 31, 2012. The condensed consolidated financial statement information as of December 31, 2011 has been derived from the 2011 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Principles of Consolidation, including Noncontrolling Interests

The unaudited condensed consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries.  As sole managing member of IBG LLC, IBG, Inc. exerts control over the Group’s operations.  In accordance with ASC 810, Consolidation, the Company consolidates the Group’s unaudited condensed consolidated financial statements and records as noncontrolling interest the interests in the Group that IBG, Inc. does not own.

Prior to the June 6, 2012 amendment to the Exchange Agreement (Note 4), the Company was required to report IBG Holdings LLC’s ownership as redeemable noncontrolling interests (i.e., temporary equity) pursuant to ASC 810-10-45, ASC 815-40-25 and ASC 480-10-S99-3A (formerly FASB Emerging Issues Task Force Topic D-98), outside of total equity (Note 17) in the unaudited condensed consolidated financial statements.  Redemption value of these redeemable noncontrolling interests is measured as the number of equivalent shares of member interests in IBG LLC owned by IBG Holdings LLC multiplied by the then current market price per share of the Company’s common stock.  The excess of the redemption value over the book value of these interests, which does not affect net income attributable to common stockholders or cash flows, is required to be accounted for as a reduction of the Company’s stockholders’ equity in the consolidated statement of financial condition.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the unaudited condensed consolidated financial statements and accompanying notes.  Estimates, by their nature, are based on judgment and available information.  Therefore, actual results could differ materially from those estimates.  Such estimates include the estimated fair values of IBG LLC and the Company in connection with accounting for redeemable noncontrolling interests, value of investments accounted for under the equity method of accounting, the estimated useful lives of property and equipment, including capitalized internally developed software, the allowance for doubtful accounts, compensation accruals, tax liabilities and estimated contingency reserves.

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

Stock-Based Compensation

IBG, Inc. follows ASC 718, Compensation—Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires all share-based payments to employees to be recognized in the financial statements using a fair value-based method. As a result, IBG, Inc. expenses the fair value of stock granted to employees, generally 50% in the year of grant in recognition of plan forfeiture provisions (described below) and the remaining 50% over the related vesting period utilizing the “graded vesting” method permitted under ASC 718-10.  In the case of “retirement eligible” employees (those employees older than 59), 100% of share awards are expensed when granted.

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

4. Equity and Earnings Per Share

In connection with its IPO in May 2007, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements.  IBG Holdings LLC wholly owns all Class B common stock, which common stock has voting rights in proportion to its ownership interests in IBG LLC, approximately 88.5% as of March 31, 2012.  The unaudited condensed consolidated financial statements reflect the results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC, and IBG Holdings LLC’s ownership interests in IBG LLC are accounted for and reported in these consolidated financial statements as “redeemable noncontrolling interests” (temporary equity) pursuant to ASC 810-10-45, ASC 815-40-25 and ASC 480-10-S99-3A (see Note 17 to the unaudited condensed consolidated financial statements ).

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

                Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock.  All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation.  As described previously in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of IBG Holdings LLC’s ownership of IBG LLC.  At March 31, 2012 and December 31, 2011, 1,000,000,000 shares of Class A common stock were authorized, of which 46,063,918 and 46,061,256 shares have been issued; and 45,579,884 and 45,576,791 shares were outstanding, respectively.  Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of March 31, 2012 and December 31, 2011, respectively.  In addition, 10,000 shares

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

of preferred stock have been authorized, of which no shares are issued or outstanding as of March 31, 2012 and December 31, 2011, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests.  Deferred tax assets were recorded as of the IPO date and in connection with the 2011 redemption of IBGH member interests in exchange for Common Stock, which deferred tax assets are a component of Other Assets in the unaudited condensed consolidated statement of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the 2011 redemption date, respectively, as allowable under current tax law.  As of March 31, 2012 and December 31, 2011, the unamortized balance of these deferred tax assets was $293,057 and, $297,881, respectively.

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

Amounts received and payable under the Tax Receivable Agreement are payable to IBG Holdings LLC annually upon the filing of IBG, Inc.’s federal income tax return.  The Company has paid IBG Holdings LLC a total of $54.6 million through March 31, 2012 pursuant to the terms of the Tax Receivable Agreement.

The Exchange Agreement also provides for future redemptions of member interests and for the purchase of member interests in LLC by IBG, Inc. from Holdings, which could result in IBG, Inc. acquiring the remaining member interests in LLC that it does not own. On an annual basis, holders of Holdings member interests are able to request redemption of such member interests over a minimum eight (8) year period following the IPO; 12.5% annually for seven (7) years and 2.5% in the eighth year.

At the time of the Company’s IPO in 2007, three hundred sixty (360) million shares of authorized common stock were reserved for future sales and redemptions. From 2008 through 2010, redemptions totaling $114 million were funded using cash on hand at LLC. In 2011, the Company issued 1,983,624 shares of Common Stock directly to Holdings in exchange for an equivalent number of shares of member interests in LLC.

As a consequence of these redemption transactions, and distribution of shares to employees (Note 10), IBG, Inc.’s interest in LLC has increased to approximately 11.5%, with Holdings owning the remaining 88.5% as of March 31, 2012.  The redemptions also resulted in an increase in the Holdings interest held by Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 86.3% at March 31, 2012.

The Exchange Agreement, as amended June 6, 2012, provides that the Company may facilitate the redemption by Holdings of interests held by its members through the issuance of shares of Common Stock through a public offering in exchange for the interests in LLC being redeemed by Holdings. The June 6, 2012 amendment (the “Amendment”) eliminated from the Exchange Agreement an alternative funding method, which provided that upon approval by the board of directors and by agreement of the Company, LLC and Holdings, redemptions could be made in cash.

Stock Repurchase Program

In September 2008, the Company’s Board of Directors approved the repurchase of up to eight (8) million shares of its Class A common stock by LLC.  Shares may be purchased from time to time in the open market and in private transactions if the

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
Company deems the price appropriate.  In November 2008, 65,800 shares were repurchased at a cost of $866, and are being held as Treasury Stock.

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

Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period (as restated):

	Three months ended
	March 31,
	2012	2011
Basic earnings per share:
Net income attributable to common stockholders	$11,084	$16,251
Add net income attributable to non-fair value redemption rights	1,239	405
Net income available for common stockholders - Basic	$12,323	$16,656

Weighted average shares of common stock outstanding:
Class A	45,576,825	42,231,551
Class B	100	100
	45,576,925	42,231,651

Basic earnings per share	$0.27	$0.39

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares (as restated):

	Three months ended
	March 31,
	2012	2011
Diluted earnings per share:
Net income available for common stockholders - Basic	$12,323	$16,656
Adjustments for potentially dilutive common shares	-	-

Net income available for common stockholders - Diluted	$12,323	$16,656

Weighted average shares of common stock outstanding:
Class A:
Issued and outstanding	45,576,825	42,231,551
Potentially dilutive common shares:
Issuable pursuant to 2007 ROI Unit Stock Plan	374,539	560,171
Class B	100	100
	45,951,464	42,791,822

Diluted earnings per share	$0.27	$0.39

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

5. Comprehensive Income

Comprehensive income is comprised of Net Income and Other Comprehensive Income (“OCI”).  The Company’s OCI is comprised of foreign currency translation adjustments, which arise from changes in the U.S. dollar value of the net worth of the Company’s international Operating Companies during respective reporting periods.  The following table presents comprehensive income, net of income taxes, and earnings per share, calculated using the two-class method, on comprehensive income (as restated):

	Three months ended
	March 31,
	2012	2011

Net income attributable to common stockholders	$11,084	$16,251
Add net income attributable to non-fair value redemption rights	1,239	405
Net income available for common stockholders	12,323	16,656
Other comprehensive income:
Cumulative translation adjustment, before income taxes	4,110	2,005
Income taxes related to items of other comprehensive income	1,484	737
Other comprehensive income, net of tax	2,626	1,268

Comprehensive income available for common stockholders	$14,949	$17,924

Earnings per share on comprehensive income:
Basic	$0.33	$0.42
Diluted	$0.33	$0.42

Weighted average common shares outstanding:
Basic	45,576,925	42,231,651
Diluted	45,951,464	42,791,822

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

17.  Restatement

Accounting for Noncontrolling Interests in IBG LLC Attributable to IBG Holdings LLC

Subsequent to the issuance of the Company’s 2011 Annual Report on Form 10-K, the Company identified an error in its accounting for noncontrolling interests in IBG LLC attributable to IBG Holdings LLC.  Pursuant to ASC 810-10-45, ASC 815-40-25 and ASC 480-10-S99-3A, prior to the Amendment (Note 4), these interests were required to be accounted for and reported as “redeemable noncontrolling interests” (temporary equity).  The revised accounting results in the reporting of redeemable noncontrolling interests as a separate category in the statement of financial condition, outside of total equity, and at redemption value.  The excess of redemption value over book value is reported as a direct charge to stockholders’ equity (deficit).  There is no effect on total assets or liabilities in the statement of financial condition, or on reported net income attributable to common stockholders.  However, as a result of the classification of IBG Holdings LLC’s noncontrolling interests in IBG LLC as redeemable noncontrolling interests, the calculation of earnings per share was affected, as described below.

Effect on Earnings Per Share (reported in the Statement of Comprehensive Income):

As a result of the error affecting redeemable noncontrolling interests described above, pursuant to the requirements of ASC 480-10-S99, the Company was required to calculate earnings per share using the two-class method to give effect in its calculation of net income available to common stockholders to the cash redemption feature as an other than fair value redemption feature.  For the Company, under U.S. GAAP, this other than fair value redemption feature is measured by the change in the difference between the fair value of LLC and the fair value of the Company.  This difference equals the Company’s share of the tax benefits arising from the sale of stock in May 2007 at the IPO and in connection with the August 2011 member interest redemption transaction, or $57.6 million that has been retained by the Company.

Under the two-class method as applied by the Company (Note 2), the recognition of the cash redemption feature does not affect net income attributable to common stockholders, but allocates a portion of earnings to this other than fair value redemption right that would otherwise be available to common stockholders, calculated as the previously described difference between the respective fair values of LLC and the Company.  The effect on earnings per share was:
	Three months ended March 31,
	2012	2011

Basic earnings per share - as reported in respective years' initial filings	$0.24	$0.38
Adjustments to correct errors:
Adjustments to give effect to assumed redemptions	0.03	0.01

Basic earnings per share, as restated	$0.27	$0.39

Diluted earnings per share, as reported in respective years' initial filings	$0.24	$0.38
Adjustments to correct errors:
Adjustments to give effect to assumed redemptions	0.03	0.01

Diluted earnings per share, as restated	$0.27	$0.39

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Effect on the Statement of Financial Condition:

(in thousands)	Previously Reported	Adjustments for Noncontrolling Interests	As Restated

March 31, 2012

Redeemable noncontrolling interests	$-	$5,996,220	$5,996,220

Equity (deficit):
Stockholders' equity (deficit):
Additional paid-in capital	$443,440	$(443,440)	$-
Retained earnings (accumulated deficit)	$145,228	$(1,186,468)	$(1,041,240)

Total stockholders' equity (deficit)	$596,963	$(1,629,908)	$(1,032,945)

Other noncontrolling interests	$4,368,232	$(4,366,312)	$1,920

Total equity (deficit)	$4,965,195	$(5,996,220)	$(1,031,025)

Effect on the Statement of Changes in Equity:

The following information is provided to facilitate readers’ understanding of the effects of these errors on the ending balances reported in the statement of changes in equity as of March 31, 2012 and 2011:

March 31, 2012

(in thousands)	Previously Reported	Adjustments	As Restated

Equity (deficit):
Stockholders' equity (deficit):
Additional paid-in capital	$443,440	$(443,440)	$-
Retained earnings (accumulated deficit)	$145,228	$(1,186,468)	$(1,041,240)

Total stockholders' equity (deficit)	$596,963	$(1,629,908)	$(1,032,945)

Other noncontrolling interests	$4,368,232	$(4,366,312)	$1,920

Total equity (deficit)	$4,965,195	$(5,996,220)	$(1,031,025)

Redeemable noncontrolling interests	$-	$5,996,220	$5,996,220

March 31, 2011

(in thousands)	Previously Reported	Adjustments	As Restated

Equity (deficit):
Stockholders' equity (deficit):
Additional paid-in capital	$535,542	$(535,542)	$-
Retained earnings (accumulated deficit)	$108,755	$(1,309,490)	$(1,200,735)

Total stockholders' equity (deficit)	$505,258	$(1,702,291)	$(1,197,033)

Other noncontrolling interests	$3,935,539	$(3,933,977)	$1,562

Total equity (deficit)	$4,440,797	$(5,636,268)	$(1,195,471)

Redeemable noncontrolling interests	$-	$5,636,268	$5,636,268

*****

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes in Item 1, included elsewhere in this report.  In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” in our Amended Annual Report on Form 10-K/A filed with the Securities Exchange Commission (“SEC”) on August 31, 2012 and elsewhere in this report.

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

Executive Overview

First Quarter Results:  Diluted earnings per share on a comprehensive basis were $0.33 for the quarter ended March 31, 2012 as compared to diluted earnings per share of $0.42 for the same period in 2011.

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

On a non-comprehensive basis, which excludes the effect of changes in the U.S. dollar value of the Company’s non-U.S. subsidiaries, diluted earnings per share were $0.27 for the three months ended March 31, 2012, as compared to $0.39 for the three months ended March 31, 2011.

In light of the weakening of the U.S. dollar against a number of other currencies, adding OCI to net income increased diluted comprehensive earnings per share by $0.06 for the current quarter.
Consolidated:  For the three months ended March 31, 2012, our net revenues were $303.9 million and income before income taxes was $149.7 million, as compared to net revenues of $367.9 million and income before income taxes of $222.0 million for the corresponding period in 2011.  This decrease was driven by a swing in currency translation gains, which accounted for 76% of the decrease in income before income taxes.  Currency translation effects are reported as part of Trading Gains in the Market Making segment.  Higher employee compensation and benefits accounted for an additional 14% of this decline.  The increase in employee compensation and benefits expense was largely a result of a special discretionary grant of restricted stock units awarded on January 6, 2012, as well as a correction to our method for recognizing expenses related to our 2007 Stock Incentive Plan (“SIP”).  The special award was made to provide our employees with greater equity participation in the Company and was designed to give lower compensated employees a proportionally higher award.  The corrected accounting treatment accelerates the recognition of SIP-related compensation expense to earlier years and decreases expense recognition in subsequent years, total expense over the life cycle of the SIP grants is unchanged.2  Net interest income increased 16% in the three months ended March 31, 2012, as compared to the corresponding period last year driven by increases in cash balances, net fees from securities borrowed and loaned transactions and a reduction in interest paid on our senior notes.  Trading gains decreased 31% in the three months ended March 31, 2012, as compared to the corresponding period last year due to an unfavorable swing in currency translation and a less favorable trading environment that featured lower actual-to-implied volatility and lower average volatility, as measured by the Chicago Board Options Exchange Volatility Index (“VIX”).  Commissions and execution fees were 8% lower than those of the year-ago quarter as a result of lower customer volume.  Our pre-tax margin for the three months ended March 31, 2012 was 49%, as compared to 60% for the corresponding period in 2011.

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

1 For a full description of our currency strategy, please see pages 52-53, Foreign Currency Exposure.
2 The corrected accounting method is explained in Note 21 to our audited consolidated financial statements in our Amended Annual Report on  Form 10-K/A, filed with the SEC on August 31, 2012.

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

See the tables on pages 35 – 36 of this Quarterly Report on Form 10-Q for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

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

                 See “Risk Factors in Part I, Item 1A of the Company’s Annual Report on Form 10-K/A filed with the SEC on August 31, 2012 and elsewhere in this report for a discussion of other risks that may affect our financial condition and results of operations.

Results of Operations

                 The tables in the period comparisons below provide summaries of our revenues and expenses.  The period-to-period comparisons below of financial results are not necessarily indicative of future results.  The following table sets forth our unaudited condensed consolidated results of operations for the indicated periods (as restated):

	Three Months
	Ended March 31,
	2012	2011
	(in millions except share and per share data)

Revenues:
Trading gains	$137.3	$200.3
Commissions and execution fees	100.9	109.2
Interest income	66.6	58.7
Other income	18.3	17.4

Total revenues	323.1	385.6

Interest expense	19.2	17.7

Total net revenues	303.9	367.9

Non-interest expenses:
Execution and clearing	64.6	66.2
Employee compensation and benefits	62.7	52.4
Occupancy, depreciation and amortization	9.9	9.2
Communications	5.7	5.5
General and administrative	11.3	12.6

Total non-interest expenses	154.2	145.9

Income before income taxes	149.7	222.0

Income tax expense	8.7	18.7

Net income	141.0	203.3

Less net income attributable to noncontrolling interests	129.9	187.0

Net income attributable to common stockholders	$11.1	$16.3

Earnings per share:
Basic	$0.27	$0.39
Diluted	$0.27	$0.39

Weighted average common shares outstanding:
Basic	45,576,925	42,231,651
Diluted	45,951,464	42,791,822
Comprehensive income:
Net income attributable to common stockholders	$11.1	$16.3
Other comprehensive income:
Cumulative translation adjustment, before income taxes	4.1	1.9
Income taxes related to items of other comprehensive income	1.5	0.7
Other comprehensive income, net of tax	2.6	1.2
Comprehensive income attributable to common stockholders	$13.7	$17.5

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	129.9	$187.0
Other comprehensive income - cumulative translation adjustment	31.6	16.6
Comprehensive income attributable to noncontrolling interests	$161.5	$203.6

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

 For market making, net interest income increased $2.3 million from the corresponding period last year to $4.5 million.  As a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio.  When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income.  When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income.  Net interest income from firm accounts increased $3.2 million. This increase was offset by a decrease in net interest earned from securities borrowed and loaned.  Net interest earned from securities borrowed and loaned is also affected by the level of demand for securities positions held by our market making companies and by our customers.

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

Employee Compensation and Benefits.  Employee compensation and benefits expenses, for the quarter ended March 31, 2012, increased by $10.3 million, or 20%, to $62.7 million, as compared to the quarter ended March 31, 2011.  The increase in employee compensation and benefits expense was largely a result of a special discretionary stock grant of restricted stock units awarded on January 6, 2012, as well as a correction to our method for recognizing expenses related to SIP1, which increased SIP-related expenses by $3.1 million and $3.5 million, respectively, compared the year-ago quarter.  The special stock award was made to provide our employees with greater equity participation in the Company and was designed to give lower compensated employees a proportionally higher award.  Although the corrected accounting treatment accelerates the recognition of SIP-related compensation expense to earlier years and decreases expense recognition in subsequent years, total expense over the life cycle of the SIP grants is unchanged.  The average number of employees increased to 880 for the quarter ended March 31, 2012, as compared to 859 for the corresponding period in 2011.  As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff.  As a percentage of total net revenues, employee compensation and benefits expenses were 21% and 14%, for the quarters ended March 31, 2012 and 2011, respectively.

General and Administrative.  General and administrative expenses, for the quarter ended March 31, 2012, decreased $1.3 million, or 10% to $11.3 million, as compared to the quarter ended March 31, 2011.  The decrease in general and administrative expenses was primarily due to lower other administrative fees and non-income related taxes.

1 The corrected accounting method is explained in Note 21 to our audited consolidated financials statements in our Amended Annual Report on  Form 10-K/A, filed with the SEC on August 31, 2012.

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

The following sections discuss results of our operations by business segment, excluding a discussion of corporate income and expense.  In the following tables, revenues and expenses directly associated with each segment are included in determining income before income taxes.  Due to the integrated nature of the business segments, estimates and judgments have been made in allocating certain revenue and expense items.  Transactions between segments generally result from one subsidiary facilitating the business of another subsidiary through the use of its existing trading memberships and clearing arrangements.  In such cases, certain revenue and expense items are eliminated to accurately reflect the external business conducted in each segment.  Rates on transactions between segments are designed to approximate full costs.  In addition to execution and clearing expenses, which are the main cost driver for both the market making segment and the electronic brokerage segment, each segment’s operating expenses include (i) employee compensation and benefits expenses that are incurred directly in support of the businesses, (ii) general and administrative expenses, which include directly incurred expenses for property leases, professional fees, travel and entertainment, communications and information services, equipment, and (iii) indirect support costs (including compensation and other related operating expenses) for administrative services provided by LLC.  Such administrative services include, but are not limited to, computer software development and support, accounting, tax, legal and facilities management.

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

Electronic brokerage non-interest expenses for the quarter ended March 31, 2012 increased $2.3 million, or 3%, as compared to the quarter ended March 31, 2011.  Within non-interest expenses, execution and clearing expenses decreased by $4.6 million, driven by a decrease in customer trading volume.  Employee compensation and benefits expenses increased by $6.3 million, or 44% during the quarter ended March 31, 2012 as compared to 2011.  The increase in employee compensation and benefits expense was largely a result of a special discretionary grant of restricted stock units awarded on January 6, 2012, as well as a correction to our method for recognizing SIP expenses, as discussed above.  General and administrative expenses increased $1.4 million as administrative and consulting fees increased during the quarter ended March 31, 2012 as compared to 2011.  As a percentage of total net revenues, non-interest expenses increased to 48% from 45% for the quarter ended March 31, 2012 as compared to 2011.

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

Market making non-interest expenses for the quarter ended March 31, 2012 increased $8.7 million, or 13%, as compared to the quarter ended March 31, 2011.  The increase primarily resulted from a $2.9 million increase in execution and clearing fees and a $3.7 million increase in employee compensation and benefits during the quarter ended March 31, 2012 as compared to 2011.  The increase in execution and clearing fees was primarily due to an increase in options volume.  The increase in employee compensation and benefits expense was largely a result of a special discretionary grant of restricted stock units awarded on January 6, 2012, as well as a correction to our method for recognizing SIP expenses, as discussed above.  As a percentage of total net revenues, market making non-interest expenses increased to 54% from 33% for the quarters ended March 31, 2012 and 2011, respectively.

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

Historically, IBG LLC’s consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. IBG LLC’s consolidated equity increased 10% to $4.97 billion at March 31, 2012 from $4.52 billion at March 31, 2011 as a result of twelve months of comprehensive earnings, partially offset by dividends paid during the last four quarters.

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

Prior to January 2012, IBG LLC periodically issued senior notes in private placements to certain qualified customers of IB LLC.  IBG LLC used the proceeds from sales of the senior notes to provide capital to IBG LLC’s broker-dealer subsidiaries in the form of subordinated loans and for other general purposes.  The outstanding senior notes have a 3% per annum interest rate and an 18-month maturity.  IBG LLC may, solely at its option, redeem the senior notes at any time on or after a specified date in the third month or the sixth month, respectively, after the date on which the senior notes are issued and sold, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued interest.

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

Principles of Consolidation, including Noncontrolling Interests

The consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries. As sole managing member of IBG LLC, IBG, Inc. exerts control over the Group’s operations. In accordance with ASC 810, Consolidation, the Company consolidates the Group’s consolidated financial statements and records as noncontrolling interest the interests in the Group that IBG, Inc. does not own.

We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and consolidate IBG LLC’s financial results into our financial statements. We hold approximately 11.5% ownership interest in IBG LLC. IBG Holdings LLC is owned by the original members of IBG LLC and holds approximately 88.5% ownership interest in IBG LLC. Our share of IBG LLC’s net income, excluding IBG Holdings LLC’ noncontrolling interest, is approximately 11.5% and similarly, outstanding shares of our common stock represent approximately 11.5% of the outstanding membership interests of IBG LLC.

Prior to the June 6, 2012 amendment to the Exchange Agreement (Note 4), the Company was required to report IBG Holdings LLC’ ownership as redeemable noncontrolling interests (i.e., temporary equity) pursuant to ASC 810-10-45, ASC 815-40-25 and ASC 480-10-S99-3A (formerly FASB Emerging Issues Task Force Topic D-98), outside of total equity (Note 21) in the consolidated financial statements.  Redemption value of these redeemable noncontrolling interests is measured as the number of equivalent shares of member interests in IBG LLC owned by IBG Holdings LLC multiplied by the then current market price per share of the Company’s common stock.  The excess of the redemption value over the book value of these interests, which does not affect net income attributable to common stockholders or cash flows, is required to be accounted for as a reduction of the Company’s stockholders’ equity in the consolidated statement of financial condition.

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

Stock-Based Compensation

IBG, Inc. follows ASC 718, Compensation—Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires all share-based payments to employees to be recognized in the financial statements using a fair value-based method. As a result, IBG, Inc. expenses the fair value of stock granted to employees, generally 50% in the year of grant in recognition of plan forfeiture provisions (described below) and the remaining 50% over the related vesting period utilizing the “graded vesting” method permitted under ASC 718-10.  In the case of “retirement eligible” employees (those employees older than 59), 100% of share awards are expensed when granted.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the unaudited condensed consolidated financial statements and accompanying notes.  Estimates, by their nature, are based on judgment and available information.  Therefore, actual results could differ materially from those estimates.  Such estimates include the estimated fair values of IBG LLC and the Company in connection with accounting for redeemable noncontrolling interests, value of investments accounted for under the equity method of accounting, the estimated useful lives of property and equipment, including capitalized internally developed software, the allowance for doubtful accounts, compensation accruals, tax liabilities and estimated contingency reserves.

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

Since 2005, we have expanded our market making systems to incorporate cash forex and forex options to hedge IBG LLC's currency exposure at little or no cost and to hedge our currency exposure throughout the day on a continuous basis.  In connection with the development of our currency hedging strategy, we determined to base our net worth in GLOBALs, a basket of currencies. On October 3, 2011 we announced that we expanded the composition of the GLOBAL from six to 16 currencies. The table below displays the component changes in detail. U.S. dollar (“USD”) amounts are calculated using exchange rates at September 30, 2011, the effective date for the change.

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

ITEM 4.  CONTROLS AND PROCEDURES

Restatement of Prior Period Financial Statements Filed

In May 2012, in connection with the review of the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2012, Deloitte & Touche LLP, the Company’s independent registered public accounting firm questioned the Company’s interpretation and application of accounting guidance (contained in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC or the “Codification”) 480-10-S99, formerly FASB Emerging Issues Task Force Topic D-98) to cash redemption provisions regarding redeemable noncontrolling interests.  After reassessing its interpretation and application of this accounting guidance, including obtaining an interpretation from the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”), the Company concluded that its interpretation of this accounting guidance and its application of that guidance to these cash redemption provisions was incorrect, resulting in an error in its consolidated financial statements.  This error had no effect on reported net income attributable to common stockholders or cash flows, but did affect the classification of redeemable noncontrolling interests in IBG LLC (“LLC”) attributable to IBG Holdings LLC (“Holdings”) from the Company’s May 3, 2007 initial public offering through June 6, 2012, as more fully described in Note 21 to the consolidated financial statements contained in Part 2, Item 8 of the Company’s Amended Annual Report on Form 10-K/A and Note 17 of this Amended Quarterly Report.  As a result of this change in the classification of redeemable noncontrolling interests, the calculation of earnings per share was affected.

In addition to the change in classification relating to the reporting of redeemable noncontrolling interests attributable to Holdings described above, the Company has corrected other errors that had been previously identified that affected previously issued financial statements.  These items included errors in recording share issuances under stock compensation award plans, which was corrected in connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and adjustments to record the timely recognition of the effect of equity award plan forfeiture provisions, which error was corrected in the Company’s originally filed 2011 Annual Report on Form 10-K.  Both of these corrections were disclosed as immaterial restatements in the respective original filings.

On August 13, 2012, the Audit Committee of the Board of Directors of the Company and management concluded that the previously issued consolidated financial statements for the three years ended December 31, 2011 and for the quarter ended March 31, 2012 should no longer be relied upon and should be restated.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of March 31, 2012, in conjunction with the preparation of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. Based on that evaluation, prior to the restatement of prior period financial statements referred to in the preceding paragraph, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company's periodic SEC filings is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms.

Notwithstanding management’s conclusion regarding internal control over financial reporting as of March 31, 2012, as reported in Part II, Item 9 of the Company’s Amended Annual Report on Form 10-K/A and Part I, Item 4 of the Company’s Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2012, management re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of those dates and concluded that, because of a material weakness in our internal controls over financial reporting related to the review and interpretation of complex accounting issues - specifically, redeemable noncontrolling interests and stock based compensation - (as discussed below), the Company's disclosure controls and procedures surrounding the Company's redeemable noncontrolling interests were not effective as of December 31, 2011 or March 31, 2012. Notwithstanding the material weakness described below, management has concluded that the unaudited condensed consolidated financial statements included in this Amended Quarterly Report on Form 10-Q/A present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

In connection with the original filing of the Company’s Annual report on Form 10-K in February 2012, we included a Management’s Annual Report on Internal Control over Financial Reporting therein, which expressed a conclusion that management believed that our internal control over financial reporting was effective as of December 31, 2011. In connection with filing its amended Form 10-K/A for the year ended December 31, 2011, management, including our CEO and CFO reassessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this reassessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s reassessment, management has concluded that the Company’s internal control over financial reporting related to the review and interpretation of complex accounting issues, specifically the Company’s accounting for redeemable noncontrolling interests and stock based compensation, was not effective as of December 31, 2011 and March 31, 2012 due to the fact that there was a material weakness in its internal control over financial reporting. The material weakness in internal control over financial reporting is comprised of the following:

•
Accounting for cash redemption provisions for redeemable noncontrolling interests in LLC attributable to Holdings under ASC 480-10-S99, Distinguishing Liabilities from Equity, SEC Materials - The controls over the review and interpretation of this accounting guidance as it applies to cash redemption provisions applicable to noncontrolling interests in LLC attributable to Holdings were improperly designed and were not effective in assessing the effects of control relationships and their overriding effect on the cash redemption contractual terms contained in the Exchange Agreement prior to its amendment on June 6, 2012.

•
Share based payment award plans under ASC 718-10, Compensation – Stock Compensation – The controls over the review and interpretation of the accounting and financial reporting for the 2007 Stock Incentive Plan for the recording of share issuances made under stock compensation awards and for the Plan’s forfeiture provisions were improperly designed and were not effective to ensure that compensation expense was reported as a direct credit to the Company’s stockholders’ equity (deficit) as incurred or for accounting for the full effect of forfeiture provisions at the time share grants are awarded.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2011, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in our Amended Annual Report on Form 10-K/A filed with the SEC on August 31, 2012.

Changes to Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting other than those described above for the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Management has been actively engaged in developing remediation plans to address the above material weakness. The remediation efforts include, but are not limited to, the following:

Actions taken regarding current restatement issues

•	Implemented a comprehensive review of the Company’s accounting for noncontrolling interests and stock compensation.

•	Reviewed and amended the Exchange Agreement on June 6, 2012 eliminating the cash redemption option.

•	Requested and received an Interpretation of this accounting issue from the Office of the Chief Accountant of the SEC to clarify the requirements under this accounting guidance.

Remediation plan

•
Enhanced the existing policy requiring a quarterly review by the CFO and Chief Accounting Officer (“CAO”) of significant transactions and recently issued official accounting guidance.  As part of that review, the CFO and CAO will assess the possible effects of such transactions and accounting guidance on the Company’s financial statements.

•
The results of this assessment will be reviewed quarterly with the Company’s Audit Committee and, where the assessments indicate that further research and evaluation are required, the CFO and the CAO will recommend to the Audit Committee whether they believe the Company has sufficient professional resources to address the issues internally or if external professional resources are required.

•
Established a policy requiring consideration of consultation with accounting policy or other subject matter experts, not affiliated with the Company’s independent accountants, on future complex accounting interpretations should they arise from the above assessments.

•
When further research and evaluation of accounting policy issues is undertaken, whether conducted internally or through external consultation with accounting policy or other experts, the results of such research and evaluation will be reported to the Company’s Audit Committee.

In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

If not remediated, these control deficiencies could result in further material misstatements to the Company’s financial statements.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Amended Annual Report on Form 10-K/A filed with the SEC on August 31, 2012.  During our normal course of business, the Company’s regulated operating companies are in discussions with regulators about matters raised during regulatory examinations or otherwise subject to their inquiry.  These matters could result in censures, fines or other sanctions.  Management believes the outcome of any resulting actions will not be material to the Company’s financial condition, results of operations or cash flows.  However, the Company is unable to predict the outcome of these matters.

The Company believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on the unaudited condensed consolidated financial condition of the Company.  Legal reserves have been established in accordance with ASC 450, Contingencies.  The ultimate resolution may differ from the amounts reserved.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in under Part 1, Item 1A of our Amended Annual Report on Form 10-K/A filed with the SEC on August 31, 2012, except as listed below.

Risks Related to our Previously Unreviewed Financial Statements:

Our failure to obtain the review required by Regulation S−X and the resulting status of our Form 10−Q for the quarter ended March 31, 2012 as not having been filed on a timely basis, rendered us ineligible to file registration statements on Form S−3, to use our existing shelf registration statement on Form S−3 or our registration statement on Form S−8, and may have other adverse consequences, such as potential material impacts on covenants contained in our contractual commitments, our obligations under NASDAQ Stock Market listing standards, and compliance with applicable securities laws.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit
Number	Description

10.1	Amended and Restated Operating Agreement of IBG LLC (filed as Exhibit 10.1 to the Quarterly Report on
Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**

10.2	Form of Limited Liability Company Operating Agreement of IBG Holdings LLC (filed as Exhibit 10.5 to
Amendment No. 1 to the Registration Statement on Form S-1 filed by the Company on February 12, 2007).**

10.3	Exchange Agreement by and among Interactive Brokers Group, Inc., IBG Holdings LLC, IBG LLC and the
Members of IBG LLC (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period
Ended September 30, 2009 filed by the Company on November 11, 2009).**

10.4	Tax Receivable Agreement by and between Interactive Brokers Group, Inc. and IBG Holdings LLC (filed as
Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the
Company on June 15, 2007).**

10.5	Interactive Brokers Group, Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.8 to Amendment No. 2 to the
Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+

10.6	Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan. (filed as Exhibit 10.9 to Amendment No. 2 to the
Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+

10.7	Interactive Brokers Group, Inc. Amendment to the Exchange Agreement . (filed as Exhibit 10.1 to the
Form 8-K filed by the Company on June 6, 2012).**

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Extension Schema*

101.CAL	XBRL Extension Calculation Linkbase*

101.DEF	XBRL Extension Definition Linkbase*

101.LAB	XBRL Extension Label Linkbase*

101.PRE	XBRL Extension Presentation Linkbase*

**	Previously filed; incorporated herein by reference.

+	These exhibits relate to management contracts or compensatory plans or arrangements.

*	Attached as Exhibit 101 to this Amended Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2012,
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