Form 10-Q
period 2012-06-30
Interactive Brokers Group, Inc.
filed 2012-08-31
CIK 1381197

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

As of August 31, 2012, there were 47,488,923 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

INTERACTIVE BROKERS GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

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

Internal Control Considerations

In conjunction with the restatement, management identified control deficiencies in its internal controls over financial reporting associated with the review and interpretation of complex accounting issues - specifically, redeemable noncontrolling interests in LLC attributable to Holdings and stock based compensation - that constitute a material weakness, as discussed in Part I, Item 4, “Controls and Procedures”, of Form 10-Q. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. For a discussion of management’s consideration of our disclosure controls and procedures, the material weakness identified and the remediation plan design efforts being made, see Part II, Item IA, “Risk Factors”, and Part I, Item 4 included in this filing on Form 10-Q.

Adjustments

In addition to the reclassifications relating to the reporting of redeemable noncontrolling interests attributable to Holdings as redeemable noncontrolling interests (temporary equity) outside of permanent equity described above, which was corrected in the Company’s 2011 Amended Annual Report on Form10-K/A and Amended Quarterly Report for the quarter ended March 31, 2012 on Form 10-Q/A, in connection with the original filings of the Company’s 2011 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, the Company had corrected other errors that had been previously identified that affected previously issued financial statements.  These items included errors in recording share issuances under stock compensation award plans which was corrected in connection with the preparation of the Company’s original filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and adjustments to record the timely recognition of the effect of equity award plan forfeiture provisions, which error was corrected in the original filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Both of these corrections were disclosed as immaterial restatements in the respective original filings.

Additional information on the effect of these adjustments to our unaudited condensed consolidated financial statements is contained in Item 1, Note 17 - Restatement.

        As reported in the statement of changes in equity and further described in Note 4 to the unaudited condensed consolidated financial statements, subsequent to the June 6, 2012 amendment to the Exchange Agreement, Holdings’ noncontrolling interests have been reclassified, at book value, as a component of permanent equity.

        In accordance with applicable SEC rules, this filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

PART I.  FINANCIAL INFORMATION

Financial Statements Introductory Note

The Company is a holding company whose primary asset is its ownership of approximately 11.9% of the membership interests of LLC.  See Notes 1 and 4 to the unaudited condensed consolidated financial statements for further discussion of the Company’s capital and ownership structure.

We are an automated global electronic broker and market maker specializing in routing orders and executing and processing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 100 electronic exchanges and trading venues around the world. In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut and from Chicago, Illinois and Jersey City, New Jersey. Abroad, we conduct business through offices located in Canada, England, Switzerland, Hong Kong, India, Australia, Japan and Brazil. At June 30, 2012 we had 893 employees worldwide.

As discussed in Note 17, the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2011 included herein have been restated for certain errors.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(Unaudited)
	June 30,	December 31,
(in thousands, except share data)	2012	2011
Assets
Cash and cash equivalents	$2,003,505	$1,695,495
Cash and securities - segregated for regulatory purposes	11,030,651	10,069,938
Securities borrowed	2,638,992	2,661,671
Securities purchased under agreements to resell	377,861	375,366
Trading assets, at fair value:
Financial instruments owned	4,125,971	5,069,271
Financial instruments owned and pledged as collateral	2,035,806	1,545,807
	6,161,777	6,615,078
Other receivables:
Customers, less allowance for doubtful accounts of $3,648 and
$3,332 at June 30, 2012 and December 31, 2011	8,503,173	7,024,792
Brokers, dealers and clearing organizations	1,079,882	1,397,772
Receivable from affiliate	593	595
Interest	21,266	20,540
	9,604,914	8,443,699
Other assets	566,011	543,118
Total assets	$32,383,711	$30,404,365

Liabilities and equity
Liabilities:
Trading liabilities - financial instruments sold but not yet purchased,
at fair value	$5,359,268	$6,156,148
Securities loaned	1,858,742	1,386,059
Short-term borrowings	13,349	6,538
Other payables:
Customers	19,237,660	17,300,105
Brokers, dealers and clearing organizations	513,011	247,360
Payable to affiliate	271,602	271,602
Accounts payable, accrued expenses and other liabilities	127,887	116,771
Interest	5,527	6,416
	20,155,687	17,942,254

Senior notes payable	-	101,411
Senior secured credit facility	-	-
	27,387,046	25,592,410

Redeemable noncontrolling interests	-	5,269,619

Commitments, contingencies and guarantees

Equity:
Stockholders’ equity:
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 47,788,659 and
46,061,256 shares, Outstanding – 47,488,353 and 45,576,791 shares
at June 30, 2012 and December 31, 2011	477	460
Class B – Authorized, Issued and Outstanding – 100 shares
at June 30, 2012 and December 31, 2011	-	-
Additional paid-in capital	490,025	-
Retained earnings (accumulated deficit)	117,464	(465,138)
Accumulated other comprehensive income, net of income taxes of
$9,843 and $10,454 at June 30, 2012 and December 31, 2011
Treasury stock, at cost, 300,306 and 484,465 shares	17,407	18,487
at June 30, 2012 and December 31, 2011	(7,784)	(13,310)
Total stockholders’ equity	617,589	(459,501)
Noncontrolling interests	4,379,076	1,837
Total equity	4,996,665	(457,664)
Total liabilities and stockholders’ equity	$32,383,711	$30,404,365

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except for shares or per share amounts)	2012	2011	2012	2011

		(As Restated)		(As Restated)
Revenues:
Trading gains	$85,007	$120,569	$222,287	$320,907
Commissions and execution fees	108,071	106,432	208,956	215,631
Interest income	68,621	79,400	135,197	138,063
Other income	15,322	14,976	33,646	32,411
Total revenues	277,021	321,377	600,086	707,012

Interest expense	16,133	24,437	35,276	42,184

Total net revenues	260,888	296,940	564,810	664,828

Non-interest expenses:
Execution and clearing	66,171	66,074	130,795	132,311
Employee compensation and benefits	59,801	52,651	122,526	105,010
Occupancy, depreciation and amortization	9,957	9,059	19,891	18,305
Communications	5,486	6,665	11,160	12,113
General and administrative	10,966	13,347	22,254	25,973
Total non-interest expenses	152,381	147,796	306,626	293,712

Income before income taxes	108,507	149,144	258,184	371,116

Income tax expense	10,977	12,496	19,711	31,228
Net income	97,530	136,648	238,473	339,888
Less net income attributable to noncontrolling interests	89,546	127,087	219,405	314,076
Net income available for common stockholders	$7,984	$9,561	$19,068	$25,812

Earnings per share:
Basic	$0.17	$0.22	$0.44	$0.62
Diluted	$0.17	$0.22	$0.43	$0.61

Weighted average common shares outstanding:
Basic	46,686,269	43,018,095	46,131,813	42,627,045
Diluted	46,957,081	43,470,928	46,452,941	43,133,155

Comprehensive income:
Net income attributable to common stockholders	$7,984	$9,561	$19,068	$25,812
Other comprehensive income:
Cumulative translation adjustment, before income taxes	(5,801)	6,067	(1,691)	8,072
Income taxes related to items of other comprehensive income	(2,095)	2,230	(611)	2,967
Other comprehensive income (loss), net of tax	(3,706)	3,837	(1,080)	5,105
Comprehensive income attributable to common stockholders	$4,278	$13,398	$17,988	$30,917

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	$89,546	$127,087	$219,405	$314,076
Other comprehensive income (loss) - cumulative translation adjustment	(43,609)	50,144	(12,058)	66,761
Comprehensive income attributable to noncontrolling interests	$45,937	$177,231	$207,347	$380,837

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
(in thousands)	2012	2011
Cash flows from operating activities:		(As Restated)
Net income	$238,473	$339,888
Adjustments to reconcile net income to net cash provided by
operating activities:
Translation losses	8,333	20,185
Deferred income taxes	9,924	9,246
Depreciation and amortization	9,750	9,360
Employee stock plan compensation	37,048	21,310
Losses (gains) on non-market making investments, net	2,098	(3,768)
Bad debt expense and other	441	2,695
Change in operating assets and liabilities:
Increase in cash and securities - segregated for regulatory purposes	(961,824)	(919,777)
Decrease in securities borrowed	22,762	81,963
(Increase) decrease in securities purchased under agreements to resell	(2,459)	32,008
Decrease in trading assets	445,317	1,337,548
Increase in receivables from customers	(1,478,510)	(2,348,938)
Decrease (increase) in other receivables	315,804	(213,533)
(Increase) decrease in other assets	(5,372)	1
Decrease in trading liabilities	(799,339)	(1,172,320)
Increase in securities loaned	472,843	100,884
Increase in payable to customers	1,937,261	3,094,694
Increase in other payables	267,008	24,760
Net cash provided by operating activities	519,558	416,206
Cash flows from investing activities:
Purchases of non-market making investments	(166,315)	(35,390)
Sales of non-market making investments	144,269	18,683
Distribution received from equity investment	1,567	-
Purchase of property and equipment	(9,729)	(6,991)
Net cash used in investing activities	(30,208)	(23,698)
Cash flows from financing activities:
Dividends paid to shareholders	(9,306)	(4,358)
Dividends paid to noncontrolling interests	(70,129)	(70,930)
Redemption of former member interest	-	(815)
Issuance of senior notes	-	264,680
Redemptions of senior notes	(101,411)	(280,983)
Repayments of senior secured credit facility	-	(100,000)
Increase (decrease) in short-term borrowings, net	6,587	(155,200)
Net cash used in financing activities	(174,259)	(347,606)
Effect of exchange rate changes on cash and cash equivalents	(7,081)	23,814
Net increase in cash and cash equivalents	308,010	68,716
Cash and cash equivalents at beginning of period	1,695,495	1,354,219
Cash and cash equivalents at end of period	$2,003,505	$1,422,935

Supplemental disclosures of cash flow information:
Cash paid for interest	$36,166	$40,759
Cash paid for taxes	$18,462	$54,558

Non-cash financing activities:
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$13,763	$(13,108)
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(13,763)	$13,108
Changes in redemption value of redeemable noncontrolling interests	$(5,269,619)	$(769,710)
Changes to total equity (deficit) for the change in the redemption value of redeemable noncontrolling interests	$5,269,619	$769,710

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
Six months ended June 30, 2012 and 2011 (2011 Restated)
(Unaudited)
(in thousands, except for share amounts)

	Common Stock
					Retained	Accumulated	Total
			Additional		Earnings	Other	Stockholders'	Non-	Total	Redeemable
	Issued	Par	Paid-In	Treasury	(Accumulated	Comprehensive	Equity	controlling	Equity	Noncontrolling
	Shares	Value	Capital	Stock	Deficit)	Income	(Deficit)	Interests	(Deficit)	Interests
Balance, January 1, 2012	46,061,256	$460	$-	$(13,310)	$(465,138)	$ 18,487	$ (459,501)	$ 1,837	$ (457,664)	$ 5,269,619

Adjustment of redeemable noncontrolling interests
from temporary to permanent equity			472,409		572,840		1,045,249	4,322,304	5,367,553	(5,269,619)
Common Stock distributed pursuant to stock plans	1,727,403	17	(17)	5,526			5,526		5,526
Compensation for stock grants vesting in the future			3,870				3,870	4,286	8,156
Dividends paid to shareholders					(9,306)		(9,306)		(9,306)
Dividends paid by IBG LLC to noncontrolling interests							-	(35,136)	(35,136)
Adjustments for changes in proportionate ownership in IBG LLC			13,763				13,763	(22)	13,741
Comprehensive income, net of tax					19,068	(1,080)	17,988	85,807	103,795
Balance, June 30, 2012	47,788,659	$477	$490,025	$(7,784)	$117,464	$ 17,407	$ 617,589	$ 4,379,076	$ 4,996,665	$ -

(in thousands, except for share amounts)

	Common Stock
					Retained	Accumulated	Total
			Additional		Earnings	Other	Stockholders'	Non-	Total	Redeemable
	Issued	Par	Paid-In	Treasury	(Accumulated	Comprehensive	Equity	controlling	Equity	Noncontrolling
	Shares	Value	Capital	Stock	Deficit)	Income	(Deficit)	Interests	(Deficit)	Interests
Balance, January 1, 2011	42,903,718	$429	$-	$(19,132)	$(2,031,656)	$21,137	$(2,029,222)	$1,458	$(2,027,764)	$6,320,849

Adjustment of redeemable noncontrolling interests
to redemption value			13,209		1,029,886		1,043,095		1,043,095	(769,710)
Common Stock distributed pursuant to stock plans	1,166,400	12	(12)	5,519			5,519		5,519
Redemption of former member interest			(88)				(88)		(88)
Dividends paid to shareholders					(4,358)		(4,358)		(4,358)
Dividends paid to other noncontrolling interests							-	(8)	(8)
Adjustments for changes in proportionate ownership in IBG LLC			(13,109)				(13,109)		(13,109)
Comprehensive income, net of tax					25,812	5,105	30,917	200	30,931
Balance, June 30, 2011	44,070,118	$441	$-	$(13,613)	$(980,316)	$26,242	$(967,246)	$1,650	$(965,596)	$5,551,139

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

1. Organization and Nature of Business

Interactive Brokers Group, Inc. (“IBG, Inc.” or the “Company”) is a Delaware holding company whose primary asset is its ownership of approximately 11.9% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “LLC” or the “Group”).  The accompanying unaudited condensed consolidated financial statements of IBG, Inc. reflect the consolidation of IBG, Inc.’s investment in LLC for all periods presented (Note 4).  LLC is an automated global electronic broker and market maker specializing in routing orders and processing trades in securities, futures and foreign exchange instruments.

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

2. Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements are presented in U.S. dollars and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting with respect to Form 10-Q and accounting standards generally accepted in the United States of America (“U.S. GAAP”) promulgated in the FASB Accounting Standards Codification (“ASC” or the “Codification”).  These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of June 30, 2012 and December 31, 2011, the results of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in IBG, Inc.’s Amended Annual Report on Form 10-K/A filed with the SEC on August 31, 2012 and IBG, Inc.’s Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2012 filed August 31, 2012. The condensed consolidated financial statement information as of December 31, 2011 has been derived from the 2011 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Principles of Consolidation, including Noncontrolling Interests

The unaudited condensed consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries.  As sole managing member of LLC, IBG, Inc. exerts control over the Group’s operations.  In accordance with ASC 810, Consolidation, the Company consolidates the Group’s unaudited condensed consolidated financial statements and records as noncontrolling interest the interests in the Group that IBG, Inc. does not own.

Prior to the June 6, 2012 amendment to the Exchange Agreement (Note 4), the Company was required to report IBG Holdings LLC's (“Holdings”) ownership as redeemable noncontrolling interests (i.e., temporary equity) pursuant to ASC 810-10-45, ASC 815-40-25 and ASC 480-10-S99-3A (formerly FASB Emerging Issues Task Force Topic D-98), outside of total equity (Note 17) in the unaudited condensed consolidated financial statements.  Redemption value of these redeemable noncontrolling interests is measured as the number of equivalent shares of member interests in LLC owned by Holdings multiplied by the then current market price per share of the Company’s common stock.  The excess of the redemption value over the book value of these interests, which does not affect net income attributable to common stockholders or cash flows, is required to be accounted for as a reduction of the Company’s stockholders’ equity in the consolidated statement of financial condition.

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

Fair Value

At June 30, 2012 and December 31, 2011, substantially all of IBG, Inc.’s assets and liabilities, including financial instruments, were carried at fair value based on published market prices and are marked to market daily, or were assets which are short-term in nature (such as U.S. government treasury bills or spot foreign exchange) and were carried at amounts that approximate fair value.

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

Awards granted under the ROI Unit Stock Plan and the Stock Incentive Plan are subject to forfeiture in the event an employee ceases employment with the Company. The plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post-employment provisions will forfeit 50% of unvested previously granted awards unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested awards previously granted.

Cash and Cash Equivalents

IBG, Inc. defines cash equivalents as short-term, highly liquid securities and cash deposits with original maturities of three months or less, other than those used for trading purposes.

Cash and Securities—Segregated for Regulatory Purposes

        As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets.  In addition, substantially all of the Operating Companies are members of various clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities.  Securities segregated for regulatory purposes consisted of Federal Deposit Insurance Corporation insured corporate bonds, which are recorded as Level 2 financial assets, in the amount of $80.0 million and $440.4 million at June 30, 2012 and December 31, 2011, U.S. Treasury Bills of $1,847.3 million and

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
$747.9 million at June 30, 2012 and December 31, 2011, which are recorded as Level 1 financial assets and securities purchased under agreements to resell in the amount of $3.5 billion and $3.8 billion as of June 30, 2012 and December 31, 2011, respectively, which amounts approximate fair value.

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

Comprehensive Income and Foreign Currency Translation

The Company’s operating results are reported in the unaudited condensed consolidated statement of comprehensive income pursuant to Accounting Standards Update 2011-05, Comprehensive Income.

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

Recently Issued Accounting Pronouncements

        Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates (“ASUs”) as the means to add to or delete from, or otherwise amend the ASC.  In 2012, prior to the issuance of the Company’s unaudited condensed consolidated financial statements, ASUs 2012-01 and 2012-02 have been issued.  Following is a summary of recently issued ASUs that affected or may affect the Company’s unaudited condensed consolidated financial statements:

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

	Affects	Status

ASU 2011-03	Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early application is not permitted.

ASU 2011-04	Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS	To be applied prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for public entities.

ASU 2011-08	Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment	Effective for fiscal years beginning after December 15, 2011. Early adoption is permitted.

ASU 2011-11	Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities	Effective for fiscal periods beginning on or after January 1, 2013. Retrospective disclosures for comparative periods presented will be required.

ASU 2012-02	Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment	Effective for fiscal years beginning after September 15, 2012. Early adoption is permitted.

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

In June 2012 the FASB and IASB issued a joint statement on their continuing deliberations regarding changes to lease accounting.  When issued, new lease accounting standards under the ASC and IFRS will require the reporting of lease assets and related liabilities on issuers’ statements of financial condition under a mutually agreed upon two-method approach.  Exposure Drafts detailing applicability and implementation considerations are expected to be issued during the second half of 2012, and final standards are expected to be issued in 2013.  Management will be assessing the potential effects of this change in lease accounting as the standard setting process moves forward.  Based on the scope of existing lease commitments (approximately 0.1% of total assets as of December 31 2011 – see Note 16 to the audited financial statements contained in the Company’s 2011 Annual Report on Form 10-K/A), the effect on the Company’s financial statements is not expected to be material.

On July 13, 2012, the SEC’s Office of the Chief Accountant issued its Final Staff Report on the Work Plan.  This report considered possible means of aligning IFRS with U.S. GAAP, and raised numerous concerns about the possible effects of adoption on registrants and investors.  The Staff Report did not reject some form of convergence between U.S. GAAP and IFRS, but also did not endorse adoption and did not commit to the extent or timing of adoption.  While a formal commitment regarding possible incorporation of IFRS into U.S. GAAP has not been determined, based on continuing joint efforts between the FASB and IASB, it is likely that convergence to some extent will occur in the future.  The Company applies versions of IFRS for the stand alone financial statements of several of the Operating Companies, where required, and continues to assess the potential impact of adopting IFRS on the Company’s unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

SEC Derivatives Regulation Roadmap

In June 2012, the SEC issued for comment a policy statement on its proposed plan that would sequence the phasing in of final rules to be adopted by the Commission regulating security-based swaps in order to comply with the requirements of the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank” Act).  The policy statement provides a proposed “roadmap” for adoption of final rules, but does not mandate specific registrant compliance deadlines.  Management is monitoring this and other accounting and regulatory rulemaking developments for their potential effect on the Company’s financial statements and internal controls over financial reporting.

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

Concentrations of Credit Risk

IBG, Inc.’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes.  Concentrations of credit risk can be affected by changes in political, industry, or economic factors.  To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions.  As of June 30, 2012 and December 31, 2011, respectively, the Company did not have any material concentrations of credit risk.

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

4. Equity and Earnings Per Share

In connection with its IPO in May 2007, IBG, Inc. purchased 10.0% of the membership interests in LLC from Holdings, became the sole managing member of LLC and began to consolidate LLC’s financial results into its financial statements. Holdings wholly owns all Class B common stock, which common stock has voting rights in proportion to its ownership interests in LLC, approximately 88.1% as of June 30, 2012.  The unaudited condensed consolidated financial statements reflect the results of operations and financial position of IBG, Inc., including consolidation of its investment in LLC, and Holdings’ interests in LLC, prior to the June 6, 2012 amendment to the Exchange Agreement, were accounted for and reported in the Company’s consolidated financial statements as redeemable noncontrolling interests (temporary equity) pursuant to ASC 810-10-45, ASC 815-40-25 and ASC 480-10-S99-3A (see Note 17 to the unaudited condensed consolidated financial statements).  For periods after the Amendment, beginning with the quarter ended June 30, 2012, the noncontrolling interests in LLC attributable to Holdings are reported as a component of permanent equity, as described below.

Recapitalization and Post-IPO Capital Structure

Immediately prior to and immediately following the consummation of the IPO, IBG, Inc., Holdings, LLC and the members of LLC consummated a series of transactions collectively referred to herein as the “Recapitalization.” In connection with the Recapitalization, IBG, Inc., Holdings and the historical members of LLC entered into an exchange agreement, dated as of May 3, 2007 (the “Exchange Agreement”), pursuant to which the historical members of LLC received membership interests in Holdings in exchange for their membership interests in LLC.  Additionally, IBG, Inc. became the sole managing member of LLC.

        In connection with the consummation of the IPO, Holdings used the net proceeds to redeem 10.0% of members’ interests in Holdings in proportion to their interests.  Immediately following the Recapitalization and IPO, Holdings owned approximately 90% of

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

LLC and 100% of IBG, Inc.’s Class B common stock, which has voting power in IBG, Inc. proportionate to the extent of Holdings’ ownership of LLC.

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock.  All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation.  As described previously in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of Holdings’ ownership of LLC.  At June 30, 2012 and December 31, 2011, 1,000,000,000 shares of Class A common stock were authorized, of which 47,788,659 and 46,061,256 shares have been issued; and 47,488,353 and 45,576,791 shares were outstanding, respectively.  Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of June 30, 2012 and December 31, 2011, respectively.  In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of June 30, 2012 and December 31, 2011, respectively.

As a result of a federal income tax election made by LLC applicable to the acquisition of LLC member interests by IBG, Inc., the income tax basis of the assets of LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests.  Deferred tax assets were recorded as of the IPO date and in connection with the 2011 redemption of Holdings’ member interests in exchange for Common Stock, which deferred tax assets are a component of Other Assets in the unaudited condensed consolidated statement of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the 2011 redemption date, respectively, as allowable under current tax law.  As of June 30, 2012 and December 31, 2011, the unamortized balance of these deferred tax assets was $288,233 and, $297,881, respectively.

IBG, Inc. also entered into an agreement (the “Tax Receivable Agreement”) with Holdings to make payments to Holdings (for the benefit of the former members of LLC) equal to 85% of the tax savings that IBG, Inc. actually realizes as the result of tax basis increases.  These payables, net of payments made to Holdings, are reported as Payable to Affiliate in the unaudited condensed consolidated statement of financial condition.

The remaining 15% is accounted for as a permanent increase to additional paid-in capital in the unaudited condensed consolidated statement of financial condition.

The deferred tax assets, payables to Holdings and credits to additional paid in capital arising from stock offerings through June 30, 2012 are:

	Deferred Tax Assets	Payable to IBGH	Additional Paid In Capital
May 3, 2007 (IPO)	$380,785	$323,668	$57,117
August 4, 2011	2,984	2,536	448
	$383,769	$326,204	$57,565

Amounts received and payable under the Tax Receivable Agreement are payable to Holdings annually upon the filing of IBG, Inc.’s federal income tax return.  The Company has paid Holdings a total of $54.6 million through June 30, 2012 pursuant to the terms of the Tax Receivable Agreement.

The Exchange Agreement also provides for future redemptions of member interests and for the purchase of member interests in LLC by IBG, Inc. from Holdings, which could result in IBG, Inc. acquiring the remaining member interests in LLC that it does not own.  On an annual basis, owners of Holdings member interests are able to request redemption of such member interests from Holdings over a minimum eight (8) year period following the IPO; 12.5% annually for seven (7) years and 2.5% in the eighth year.

At the time of the Company’s IPO in 2007, three hundred sixty (360) million shares of authorized Class A common stock were reserved for future sales and redemptions. From 2008 through 2010, redemptions totaling $114 million were funded using cash on hand at LLC. In 2011, the Company issued 1,983,624 shares of Class A common stock directly to Holdings in exchange for an equivalent number of shares of member interests in LLC.

As a consequence of these redemption transactions, and distribution of shares to employees (Note 10), IBG, Inc.’s interest in LLC has increased to approximately 11.9%, with Holdings owning the remaining 88.1% as of June 30, 2012.  The redemptions also resulted in an increase in the Holdings interest held by Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 86.3% at June 30, 2012.

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

Subsequent to the amendment to the Exchange Agreement on June 6, 2012, the Company recorded adjustments to report Holdings’ noncontrolling interests in LLC as permanent equity, reducing redeemable noncontrolling interests to zero and reversing the cumulative effect of adjustments to redemption value previously recorded to additional paid-in capital.  The effect of these adjustments, before the allocation of comprehensive income and other capital transactions to Holdings’ noncontrolling interests in LLC subsequent to June 6, 2012, and before the recording of capital transactions and comprehensive income attributable to the Company and to other noncontrolling interests for the six months ended June 30, 2012 was:

(in thousands)	Adjustments as of June 6, 2012

Redeemable noncontrolling interests	$(5,367,553)

Additional Paid in Capital	$472,409

Retained earnings	$572,840

Noncontrolling interests	$4,322,304

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period (2011 restated):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic earnings per share:
Net income attributable to common stockholders	$7,984	$9,561	$19,068	$25,812
Add (deduct) net income attributable to non-fair value redemption rights	(132)	5	1,108	411
Net income available for common stockholders	$7,852	$9,566	$20,176	$26,223

Weighted average shares of common stock outstanding:
Class A	46,686,169	43,017,995	46,131,713	42,626,945
Class B	100	100	100	100
	46,686,269	43,018,095	46,131,813	42,627,045

Basic earnings per share	$0.17	$0.22	$0.44	$0.62

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares (2011 restated):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Diluted earnings per share:
Net income available for common stockholders - basic	$7,852	$9,566	$20,176	$26,223
Adjustments for potentially dilutive common shares	-	-	-	-

Net income available for common stockholders	$7,852	$9,566	$20,176	$26,223

Weighted average shares of common stock outstanding:
Class A:
Issued and outstanding	46,686,169	43,017,995	46,131,713	42,626,945
Potentially dilutive common shares:
Issuable pursuant to 2007 ROI Unit Stock Plan	270,812	452,833	321,128	506,110
Class B	100	100	100	100
	46,957,081	43,470,928	46,452,941	43,133,155

Diluted earnings per share	$0.17	$0.22	$0.43	$0.61

Potentially dilutive common shares could include unvested shares awarded under the SIP.  During the three and six months ended June 30, 2012 and 2011, the additional shares of common stock attributable to the SIP that would have been assumed to be issued, as calculated under the Treasury Stock method, were anti-dilutive and, accordingly, have been excluded from the calculation of diluted earnings per share.

Member and Stockholder Dividends

In March and June 2012, LLC paid dividends to its members totaling $79.4 million, of which IBG, Inc.’s proportionate share was $9.3 million.  Also in March and June 2012, the Company paid quarterly cash dividends of $0.10 per share of Common Stock, totaling $9.3 million.

On July 17, 2012, the Company declared a cash dividend of $0.10 per common share, payable September 14, 2012 to shareholders of record as of August 31, 2012.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

5. Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income.  The Company’s OCI is comprised of foreign currency translation adjustments, which arise from changes in the U.S. dollar value of the net worth of the Company’s international Operating Companies during respective reporting periods.  The following table presents comprehensive income, net of income taxes, and earnings per share, calculated using the two-class method on comprehensive income (2011 restated):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income available for common stockholders	$7,984	$9,561	$19,068	$25,812
Add (deduct) net income attributable to non-fair value redemption rights	(132)	5	1,108	411
Net income available for common stockholders	7,852	9,566	20,176	26,223

Other comprehensive income:
Cumulative translation adjustment, before income taxes	(5,801)	6,067	(1,691)	8,072
Income taxes related to items of other comprehensive income	(2,095)	2,230	(611)	2,967
Other comprehensive income (loss), net of tax	(3,706)	3,837	(1,080)	5,105

Comprehensive income available for common stockholders	$4,146	$13,403	$19,096	$31,328

Earnings per share on comprehensive income:
Basic	$0.09	$0.31	$0.41	$0.73
Diluted	$0.09	$0.31	$0.41	$0.73

Weighted average common shares outstanding:
Basic	46,686,269	43,018,095	46,131,813	42,627,045
Diluted	46,957,081	43,470,928	46,452,941	43,133,155

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

6. Fair Value

The following tables set forth, by level within the fair value hierarchy (Note 2), financial assets and liabilities, primarily financial instruments owned and financial instruments sold, but not yet purchased at fair value as of June 30, 2012 and December 31, 2011.  As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Financial Assets At Fair Value as of June 30, 2012

	Level 1	Level 2	Level 3	Total

Securities segregated for regulatory purposes	$1,847,310	$79,976	$-	$1,927,286
Financial instruments owned:
Stocks	135,978	-	-	135,978
Options	3,649,549	-	-	3,649,549
U.S. and foreign government obligations	32,277	-	-	32,277
Warrants	59,635	-	-	59,635
Corporate and municipal bonds	54,862	74,947	-	129,809
Discount certificates	93,743	-	-	93,743
Currency forward contracts	-	24,980	-	24,980
	4,026,044	99,927	-	4,125,971
Financial instruments owned and pledged as collateral:
Stocks	1,822,502	-	-	1,822,502
Corporate and municipal bonds	11,754	-	-	11,754
U.S. and foreign government obligations	201,550	-	-	201,550
	2,035,806	-	-	2,035,806
	6,061,850	99,927	-	6,161,777

Other assets - investments in non-market making securities
Investments in common stock	22,825	-	-	22,825
Investments in other non-market making securities	1,313	90,042	-	91,355

	$7,933,298	$269,945	$-	$8,203,243

	Financial Liabilities At Fair Value as of June 30, 2012

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased:
Stocks	$1,581,088	$-	$-	$1,581,088
Options	3,647,820	-	-	3,647,820
U.S. and foreign government obligations	353	-	-	353
Warrants	1,443	-	-	1,443
Corporate bonds	55,390	73,174	-	128,564
Currency forward contracts	-	-	-	-
	$5,286,094	$73,174	$-	$5,359,268

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Margin loans are extended on a demand basis and are not committed facilities.  Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the account and an overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral.  Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case).  Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations.  Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default.  Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary.  At June 30, 2012 and December 31, 2011, approximately $8.5 billion and $7.0 billion, respectively, of customer margin loans were outstanding.

Amounts relating to collateralized transactions at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012		December 31, 2011
	Securities	Securities	Securities	Securities
	Received as	Received and	Received as	Received and
	Collateral	Repledged	Collateral	Repledged

Securities lending transactions	$2,639,748	$2,617,736	$2,670,232	$2,656,879
Agreements to resell (1)	3,875,142	3,875,142	4,173,502	4,173,502
Customer margin securities	11,670,621	1,153,234	9,797,275	852,739
	$18,185,511	$7,646,112	$16,641,009	$7,683,120

(1)
At June 30, 2012, $3.5 Billion or 90% (at December 31, 2011, $3.8 Billion or 91%) of securities aquired through agreements to resell have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.  At June 30, 2012, substantially all government obligations owned were pledged to clearing organizations.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011
Stocks	$1,822,502	$1,373,990
Corporate and municipal bonds	11,754	4,402
U.S. and foreign government obligations	201,550	167,415
	$2,035,806	$1,545,807

8. Senior Notes Payable

In January 2012, the Company decided to discontinue the Senior Notes Program.  It is the Company’s intention that no new Senior Notes will be issued.  All previously issued Senior Notes, $101,411 outstanding as of December 31, 2011, were redeemed prior to June 30, 2012.

9. Senior Secured Revolving Credit Facility

On May 17, 2012, LLC entered into a $100 million three-year senior secured revolving credit facility with Bank of America, N.A. as administrative agent and Citibank, N.A., as syndication agent.  This credit facility replaced a similar two-year facility that expired on May 17, 2012.

        LLC is the sole borrower under this credit facility.  The facility’s interest rate is indexed to the overnight federal funds rate or to the British Bankers Association LIBOR rate for the relevant term, at the borrower’s option, and is secured by a first priority interest in all of the capital stock of each entity owned directly by LLC (subject to customary limitations with respect to foreign subsidiaries).  The facility may be used to finance working capital needs and general corporate purposes, including downstreaming funds to LLC’s regulated broker-dealer subsidiaries as regulatory capital.  This allows LLC to take advantage of market opportunities when they arise,

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

while maintaining substantial excess regulatory capital.  The financial condition covenants contained in this credit facility include the following:

•	minimum consolidated shareholders’ equity, as defined, of $3.6 billion, with quarterly increases equal to 25% of positive consolidated net income;

•	maximum total debt to capitalization ratio of 30%;

•	minimum liquidity ratio of 1.0 to 1.0; and

•	maximum total debt to net regulatory capital ratio of 35%.

At June 30, 2012 and December 31, 2011, no borrowings were outstanding under this or the predecessor credit facility and LLC was in compliance with all of the covenants.  At maturity, subject to meeting certain terms of the facility, the Company will have an option to convert the facility to a one-year term loan.

10. Employee Incentive Plans

Return on Investment Dollar Units (“ROI Dollar Units”)

From 1998 through January 1, 2006, LLC granted all non-member employees ROI Dollar Units, which are redeemable under the amended provisions of the plan, and in accordance with regulations issued by the Internal Revenue Service (Section 409A of the Internal Revenue Code).  Upon redemption, the grantee is entitled to accumulated earnings on the face value of the certificate, but not the actual face value.  For grants made in 1998 and 1999, grantees may redeem the ROI Dollar Units after vesting on the fifth anniversary of the date of their grant and prior to the tenth anniversary of the date of their grant.  For grants made between January 1, 2000 and January 1, 2005, grantees must elect to redeem the ROI Dollar Units upon the fifth, seventh or tenth anniversary date.  These ROI Dollar Units will vest upon the fifth anniversary of the date of their grant and will continue to accumulate earnings until the elected redemption date.  For grants made on or after January 1, 2006, all ROI Dollar Units shall vest on the fifth anniversary date of their grant and will be automatically redeemed.  Subsequent to the IPO, no additional ROI Dollar Units have been or will be granted, and non-cash compensation to employees will consist primarily of grants of shares of Common Stock as described below under “2007 Stock Incentive Plan.”

As of June 30, 2012 and December 31, 2011, payables to employees for ROI Dollar Units were $7,154 and $10,088, respectively, all of which were vested.  These amounts are included in accounts payable, accrued expenses and other liabilities in the unaudited condensed consolidated statements of financial condition.  Compensation expense for the ROI Dollar Unit plan, included in the unaudited condensed consolidated statements of comprehensive income was $281 and $928 for the six months ended June 30, 2012 and 2011 respectively.

2007 ROI Unit Stock Plan

In connection with the IPO, IBG, Inc. adopted the Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan (the “ROI Unit Stock Plan”).  Under this plan, certain employees of the Group who held ROI Dollar Units, at the employee’s option, elected to invest their ROI Dollar Unit accumulated earnings as of December 31, 2006 in shares of the Company's Class A common stock.  An aggregate of 1,271,009 shares of common stock (consisting of 1,250,000 shares issued under the ROI Unit Stock Plan and 21,009 shares under the 2007 Stock Incentive Plan, as described below), with a fair value at the date of grant of $38,143, were issued to LLC, to be held as Treasury stock, to be distributed to employees in accordance with the following schedule, subject to the conditions below:

•	10% on the date of the IPO (or on the first anniversary of the IPO, in the case of U.S. ROI Unit holders who made the above-referenced elections after December 31, 2006); and

•	an additional 15% on each of the first six anniversaries of the date of the IPO, assuming continued employment with IBG, Inc. and compliance with other applicable covenants.

Of the fair value at the date of grant, $17,806 represented the accumulated ROI Dollar Unit value elected to be invested by employees in common stock and such amount was accrued for as of December 31, 2006.  The remainder is being ratably accrued as compensation expense by the Company from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule.  Compensation expense for the 2007 ROI Unit Stock Plan and related grants under the 2007 Stock Incentive Plan, net of the effect of forfeitures, included in the unaudited condensed consolidated statements of comprehensive income for the six months ended June 30, 2012 and 2011 was $1,757 and $2,163 respectively.  Estimated future compensation costs for unvested awards at June 30, 2012 are $4.6 million.

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

The Stock Incentive Plan is administered by the Compensation Committee of IBG, Inc.’s Board of Directors.  The Compensation Committee has discretionary authority to determine which employees are eligible to participate in the Stock Incentive Plan and establishes the terms and conditions of the awards, including the number of awards granted to each employee and all other terms and conditions applicable to such awards in individual grant agreements.  Awards are expected to be made primarily through grants for common stock.  Stock Incentive Plan awards are subject to issuance over time and may be forfeited upon an employee’s termination of employment or violation of certain applicable covenants prior to issuance, unless determined otherwise by the Compensation Committee.

The Stock Incentive Plan provides that, upon a change in control, the Compensation Committee may, at its discretion, fully vest any granted but not yet earned awards under the Stock Incentive Plan, or provide that any such granted but not yet earned awards will be honored or assumed, or new rights substituted therefore by the new employer on a substantially similar basis and on terms and conditions substantially comparable to those of the Stock Incentive Plan.

IBG, Inc. granted awards under the Stock Incentive Plan in connection with the IPO and is expected to continue to grant awards on or about December 31 of each year following the IPO, to eligible employees as part of an overall plan of equity compensation.  Shares of common stock vest and become distributable to employees in accordance with the following schedule:

•	10% on the first vesting date, which approximates the anniversary of the IPO; and

•	an additional 15% on each of the following six anniversaries of the first vesting, assuming continued employment with IBG, Inc. and compliance with non-competition and other applicable covenants.

Awards granted to external directors vest, and are distributed, over a five-year period (20% per year) commencing one year after the date of grant.  14,940 shares have been granted to the external directors cumulatively since the IPO.

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

On January 6, 2012, a special discretionary grant was awarded to employees.  This additional grant, which is reported in the table above, is subject to the same terms and conditions as other employee SIP grants.

The following is a summary of Stock Plan activity for the period from January 1 through June 30, 2012:

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

	Shares
	2007 Stock	2007 ROI Unit
	Incentive Plan	Stock Plan

Balance, December 31, 2011	9,408,994	356,149

Granted	1,215,866	-
Forfeited	(87,141)	(327)
Distributed	(1,727,403)	(184,159)
Balance, June 30, 2012	8,810,316	171,663

Estimated future grants under the Stock Incentive Plan are being accrued for ratably during each year under the ASC 718 “Graded Vesting” method.  Based upon the forfeiture provisions of the Stock Incentive Plan, ASC 718 requires the Company to expense 50% of the grant date value of SIP awards in the year of grant, in addition to expensing the remainder of the grant value over the seven-year service period attributable to each grant.  Compensation expense recognized in the unaudited condensed consolidated statements of comprehensive income for the six months ended June 30, 2012 and 2011 were $35,171 and $19,147, respectively.  Estimated future compensation costs for unvested awards at June 30, 2012 are $41.4 million.

Awards granted under the ROI Unit Stock Plan and the Stock Incentive Plan are subject to forfeiture in the event an employee ceases employment with the Company.  The plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post-employment provisions will forfeit 50% of unvested previously granted awards unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested awards previously granted.  Distributions of remaining awards granted on or before January 1, 2009 to former employees will occur within 90 days of the anniversary of the termination of employment date over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year.  Distributions of remaining awards granted on or after January 1, 2010 to former employees will occur over the remaining vesting schedule applicable to each grant.  Through June 30, 2012, a total of 36,147 shares have vested and have been distributed under these post-employment provisions.  These distributions are included in the Stock Plans activity tables above.

11. Income Taxes

Income tax expense for the six months ended June 30, 2012 and 2011 differs from the U.S. federal statutory rate due to the differing effective tax rates in foreign, state and local jurisdictions where certain operating companies are subject to corporate taxation.  Deferred income taxes arise due to the amortization of the deferred tax assets recognized in connection with the Common Stock offerings (Note 4), valuation of THE’s financial assets and liabilities and temporary differences arising from the deductibility of compensation and depreciation expenses in different time periods for book and tax return purposes.  The retained earnings of certain foreign subsidiaries of IBG, Inc., which are considered permanently reinvested, may be subject to additional U.S. income taxes if such earnings were to be distributed.  The Company has not provided deferred U.S income taxes since the tax bases of such subsidiaries exceed their book bases.

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

        On February 3, 2010, Trading Technologies International, Inc. (“Trading Technologies”) filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against IBG, Inc., LLC, Holdings, and IB LLC.  Thereafter, Trading Technologies dismissed IBG, Inc. and Holdings from the case, leaving only LLC and IB LLC as defendants (“Defendants”).  The operative complaint, as amended, alleges that the Defendants have infringed and continue to infringe twelve U.S. patents held by Trading Technologies.  Trading Technologies is seeking, among other things, unspecified damages and injunctive relief.  The case is in the early stages and discovery has yet to begin.  While it is too early to predict the outcome of the matter, we believe we have

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

meritorious defenses to the allegations made in the complaint and intend to defend ourselves vigorously against them.  However, litigation is inherently uncertain and there can be no guarantee that the Company will prevail or that the litigation can be settled on favorable terms.

IBG, Inc. accounts for potential losses related to litigation in accordance with ASC 450, Contingencies.  As of June 30, 2012 and December 31, 2011, reserves provided for potential losses related to litigation matters were not material.

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

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three and six months ended June 30, 2012 and 2011, and to total assets as of June 30, 2012 and December 31, 2011:

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net revenues:
Electronic brokerage	$171,353	$169,715	$330,679	$333,375
Market making	91,273	125,726	233,684	328,064
Corporate and eliminations	(1,738)	1,499	447	3,389
Total net revenues	$260,888	$296,940	$564,810	$664,828

Income before income taxes:
Electronic brokerage	$90,233	$88,973	$173,623	$179,059
Market making	24,005	59,186	89,973	193,852
Corporate and eliminations	(5,731)	985	(5,412)	(1,795)
Total income before income taxes	$108,507	$149,144	$258,184	$371,116

	June 30,	December 31,
	2012	2011
Segment assets:
Electronic brokerage	$23,447,558	$20,707,771
Market making	13,779,878	14,389,427
Corporate and eliminations	(4,843,725)	(4,692,833)
Total assets	$32,383,711	$30,404,365

The Company operates its automated global business in U.S. and international markets on more than 100 exchanges and market centers.  A significant portion of IBG, Inc.’s net revenues are generated by subsidiaries operating outside the United States.  International operations are comprised of market making and electronic brokerage activities in 24 countries in Europe, Asia and North America (outside the United States).  The following table presents total net revenues and income before income taxes by geographic area for the three and six months ended June 30, 2012 and 2011:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net revenues:
United States	$175,860	$252,693	$408,276	$510,301
International	86,824	45,886	157,395	154,256
Corporate and eliminations	(1,796)	(1,639)	(861)	271
Total net revenues	$260,888	$296,940	$564,810	$664,828

Income before income taxes:
United States	$79,311	$161,134	$213,946	$337,582
International	34,917	(9,958)	50,832	38,212
Corporate and eliminations	(5,721)	(2,032)	(6,594)	(4,678)
Total income before income taxes	$108,507	$149,144	$258,184	$371,116

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

14. Regulatory Requirements

At June 30, 2012, aggregate excess regulatory capital for all of the Operating Companies was $2.7 billion.

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

	Net Capital/ Eligible Equity	Requirement	Excess
IB LLC	$1,398	$192	$1,206
TH LLC	714	34	680
THE	591	204	387
Other regulated Operating Companies	404	18	386
	$3,107	$448	$2,659

At June 30, 2012, all of the regulated Operating Companies were in compliance with their respective regulatory capital requirements.

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements.  Also, certain entities within IBG, Inc. are subject to other regulatory restrictions and requirements.

15. Related Party Transactions

Receivable from affiliate represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (Note 4).  Included in receivable from and payable to customers in the accompanying unaudited condensed consolidated statements of financial condition as of June 30, 2012 and December 31, 2011 were account receivables of directors, officers and their affiliates of $1,343 and $1,291 and payables of $307,513 and $510,623, respectively, arising from the normal course of business as brokerage customers of the Company.

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

17. Restatement

 Accounting for Noncontrolling Interests in LLC Attributable to Holdings

Subsequent to the issuance of the Company’s 2011 Annual Report on Form 10-K, the Company identified an error in its accounting for noncontrolling interests in LLC attributable to Holdings.  Previous reporting of these noncontrolling interests was as a component of permanent equity.  Pursuant to ASC 810-10-45, ASC 815-40-25 and ASC 480-10-S99-3A, prior to the amendment to the Exchange Agreement, these interests were required to be accounted for and reported as “redeemable noncontrolling interests” (temporary equity).  The revised accounting results in the reporting of redeemable noncontrolling interests as a separate category in the statement of financial condition, outside of total equity, and at redemption value.  The excess of redemption value over book value is reported as a direct charge to stockholders’ equity (deficit).  There is no effect on total assets or liabilities in the statement of financial condition, on reported net income attributable to common stockholders. However, as a result of the classification of Holdings’ noncontrolling interests in LLC as redeemable noncontrolling interests, the calculation of earnings per share was affected, as described below.

Effect on Earnings Per Share (reported in the Statement of Comprehensive Income):

As a result of the error affecting redeemable noncontrolling interests described above, prior to the June 6, 2012 Amendment to the Exchange Agreement, pursuant to the requirements of ASC 480-10-S99, the Company was required to calculate earnings per share using the two-class method to give effect in its calculation of net income available to common stockholders to the cash redemption feature as an other than fair value redemption feature.  For the Company, under U.S. GAAP, this other than fair value redemption feature is measured by the change in the difference between the fair value of LLC and the fair value of the Company.  This difference equals the Company’s share of the tax benefits arising from the sale of stock in May 2007 at the IPO and in connection with the August 2011 member interest redemption transaction, or $57.6 million that has been retained by the Company.

Under the two-class method as applied by the Company (Note 2), the recognition of the cash redemption feature does not affect net income attributable to common stockholders, but allocates a portion of earnings to this other than fair value redemption right that would otherwise be available to common stockholders, calculated as the previously described difference between the respective fair values of LLC and the Company.  The effect on earnings per share for the three and six month periods ended June 30, 2011 was:

	Three months ended June 30,	Six months ended June 30,
	2011	2011

Basic earnings per share	$0.22	$0.61
Error correction, adjustments to give effect to assumed redemptions	-	0.01

Basic earnings per share, as restated	$0.22	$0.62

Diluted earnings per share	$0.22	$0.60
Error correction, adjustments to give effect to assumed redemptions	-	0.01

Diluted earnings per share, as restated	$0.22	$0.61

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Effect on the Statement of Changes in Equity:

The following information is provided to facilitate readers’ understanding of the effects of these errors on the ending balances reported in the statement of changes in equity as of June 30, 2011:

(in thousands)	Previously reported	Adjustments	As Restated

June 30, 2011

Equity:
Stockholders' equity
Additional paid-in capital	$522,434	$(522,434)	$-
Retained earnings (accumulated deficit)	$113,958	$(1,094,274)	$(980,316)

Total stockholders' equity (deficit)	$530,595	$(1,616,708)	$(967,246)

Noncontrolling interests	$4,054,948	$(4,053,298)	$1,650

Total equity	$4,585,543	$(5,670,006)	$(965,596)

Redeemable noncontrolling interests	$-	$5,551,139	$5,551,139

*****

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes in Item 1, included elsewhere in this report.  In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K/A filed with the Securities Exchange Commission (“SEC”) on August 31, 2012 and elsewhere in this report.

Introduction

IBG, Inc. is a holding company whose primary asset is ownership of approximately 11.9% of the membership interests of the Group.

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

During the fourth quarter of 2011, we introduced the Interactive Brokers Information System (“IBIS”), which offers customers a robust suite of informational tools at a fraction of the cost of traditional research platforms.  IBIS includes live quotes, newswire feeds, calendars of economic and earnings events, fundamental research data, charts and more in an interface that can be configured to customers’ needs.  The response from customers has been positive and we continue to devote resources to the further development of this tool with additional content and functions.  To provide greater value to our customers we decided to make IBIS available to all of our existing customers free of charge in this quarter.

•
Market Making.  We conduct our market making business through our Timber Hill subsidiaries.  As one of the largest market makers on many of the world’s leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over 924,000 tradable, exchange-listed products.  As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold.  Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time.  Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, minimizing the risk of our portfolio at all times.  This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios.

  When we use the terms “we,” “us,” and “our,” we mean IBG, Inc. and its subsidiaries for the periods presented.

Executive Overview

Second Quarter Results:  Diluted earnings per share on a comprehensive basis were $0.09 for the quarter ended June 30, 2012 as compared to comprehensive diluted earnings per share of $0.31 for the same period in 2011.

Reported results on a comprehensive basis reflect the GAAP convention adopted in 2011 that requires the reporting of currency translation results contained in other comprehensive income (“OCI”) as part of reportable earnings.  Previously, currency translation results were reported only as a component of changes in total equity in the statement of financial condition.

Currency translation effects are largely a result of our currency strategy.  We have determined to base our net worth in GLOBALs, a basket of currencies in which we maintain our equity.  Approximately 62% of our equity is denominated in currencies other than U.S. dollars1.  The effects of our currency strategy appear in two places in the financial statements: (1) as a component of trading gains in the unaudited condensed consolidated statement of comprehensive income and (2) as OCI in the unaudited condensed consolidated statement of financial condition.  As described above, the full effect of the GLOBAL is captured in comprehensive income.

On a non-comprehensive basis, which excludes the effect of changes in the U.S. dollar value of the Company’s non-U.S. subsidiaries, diluted earnings per share were $0.17 for the three months ended June 30, 2012, as compared to $0.22 for the three months ended June 30, 2011.

In light of the strengthening of the U.S. dollar against a number of other currencies, adding OCI to net income decreased diluted comprehensive earnings per share by $0.08 for the current quarter.

Consolidated:  For the three months ended June 30, 2012, our net revenues were $260.9 million and income before income taxes was $108.5 million, as compared to net revenues of $296.9 million and income before income taxes of $149.1 million for the corresponding period in 2011.  This decrease was driven by greater currency translation losses, which accounted for 85% of the decrease in income before income taxes. The swing in currency translation also resulted in a 30% decrease in trading gains in the three months ended June 30, 2012, as compared to the corresponding period last year.  Currency translation effects are reported as part of trading gains in the Market Making segment.  Higher employee compensation and benefits accounted for an additional 18% of the decline in income before income taxes.  The increase in employee compensation and benefits expense was largely a result of a one-time discretionary grant of restricted stock units awarded on January 6, 2012 as well as a correction to our method for recognizing expenses related to our 2007 Stock Incentive Plan (“SIP”).  The special award was made to provide our employees with greater equity participation in the Company and was designed to give lower compensated employees proportionally higher awards.  The corrected accounting treatment accelerates the recognition of SIP-related compensation expense to earlier years and decreases expense recognition in subsequent years, total expense over the life cycle of the SIP grants is unchanged.2  Net interest income decreased 4% in the three months ended June 30, 2012, as compared to the corresponding period last year driven by decreases in customer margin balances, partially offset by a reduction in interest paid on our senior notes as well as an increase in net fees earned from securities borrowed and loaned transactions.  Offsetting these decreases, commissions and execution fees were 2% higher than those of the year-ago quarter as a result of higher cleared customer volume in options and futures, partially offset by lower customer volume in stocks.  Our pre-tax margin for the three months ended June 30, 2012 was 42%, as compared to 50% for the corresponding period in 2011.

Brokerage:  During the three months ended June 30, 2012, income before income taxes in our electronic brokerage segment increased 1% as compared to the corresponding period in 2011.  This reflects an increase in commissions and execution fees and a decrease in execution and clearing fee expenses partially offset by a decrease in net interest income and an increase in employee compensation and benefits expense.  Commissions increased by 2% from the year-ago quarter as a result of higher customer volume in options, futures and forex, driving a 5% increase in total customer Daily Average Revenue Trades (“DARTs”).  Execution and clearing expenses were 2% lower on decreased customer stock and option volume.  The increase in employee compensation and benefits expense is related to increased SIP costs as discussed above.  The decrease in net interest income was attributable to a decrease in interest earned on smaller customer margin balances, partially offset by an increase in net fees and interest earned from securities borrowed and loaned transactions.  Pre-tax margin increased from 52% to 53% for the three months ended June 30, 2011 and 2012, respectively.  Customer equity grew by 11%, to $28.6 billion, from the year-ago quarter.

Market Making:  During the three months ended June 30, 2012, income before income taxes in our market making segment decreased 60%, from $59.3 million to $24.0 million.  This decrease was driven by larger currency translation losses, which contributed 98% of the decline, reflecting a $41.2 million loss in this quarter, compared to a $6.5 million loss in the year-ago quarter.  Currency translation effects are reported as part of trading gains in the Market Making segment.  Execution and clearing expenses were 5% higher during the three months ended June 30, 2012 than the year-ago quarter due to a 28% increase in options trading volumes.  Pre-tax margin decreased to 26% in the second quarter of 2012 as compared to 47% in the corresponding period of 2011.

Six Months Results:  Diluted earnings per share on a comprehensive basis were $0.41 for the six months ended June 30, 2012 as compared to comprehensive diluted earnings per share of $0.73 for the same period in 2011.

On a non-comprehensive basis, which excludes the effect of changes in the U.S. dollar value of the Company’s non-U.S. subsidiaries, diluted earnings per share were $0.43 for the six months ended June 30, 2012, as compared to $0.61 for the six months ended June 30, 2011.

1 For a full description of our currency strategy, please see pages 57-58, Foreign Currency Exposure.
2 The corrected accounting method is explained in Note 21 to our audited consolidated financial statements in our Amended Annual Report on Form 10-K/A, filed with the SEC on August 31, 2012.

In light of the strengthening of the U.S. dollar against a number of other currencies, adding OCI to net income decreased diluted comprehensive earnings per share by $0.02 for the six months ended June 30, 2012.

Consolidated:  For the six months ended June 30, 2012, our net revenues were $564.8 million and income before income taxes was $258.2 million, as compared to net revenues of $664.8 million and income before income taxes of $371.1 million for the corresponding period in 2011.  This decrease was driven by a swing in currency translation from a gain to a loss, which accounted for 79% of the decline in income before income taxes and 90% of the decrease in net revenues.  Currency translation effects are reported as part of trading gains in the Market Making segment.  Trading gains decreased 31% in the six months ended June 30, 2012, as compared to the corresponding period last year due to the unfavorable swing in currency translation.  Commissions and execution fees were 3% lower than those of the year-ago period as a result of lower customer stock and options volume.  Higher employee compensation and benefits accounted for an additional 16% of this decline  The increase in employee compensation and benefits expense was largely a result of a special discretionary stock grant of restricted stock units awarded on January 6, 2012, as well as a correction to our method for recognizing expenses related to SIP.  The corrected accounting treatment accelerates the recognition of SIP-related compensation expense to earlier years and decreases expense recognition in subsequent years, total expense over the life cycle of the SIP grants is unchanged.  Net interest income increased 4% in the six months ended June 30, 2012, as compared to the corresponding period last year driven by increases in interest earned on firm cash balances, net fees from securities borrowed and loaned transactions and a reduction in interest paid on our senior notes.    Our pre-tax margin for the six months ended June 30, 2012 was 46%, as compared to 56% for the corresponding period in 2011.

Brokerage:  During the six months ended June 30, 2012, income before income taxes in our electronic brokerage segment decreased 3% as compared to the corresponding period in 2011.  This reflects declines in commissions and execution fees and an increase in employee compensation and benefits expenses, partially offset by a decrease in execution and clearing fee expenses.  As noted above, the increase in employee compensation and benefits expense was largely a result of an increase in SIP expenses recognized in the current period.  Commission and execution fees decreased by 3% from the year-ago period, as a result of lower customer volume, primarily in stocks, on a 3% increase in DARTs.  The smaller average trade size is consistent with our implementation, during the second quarter of 2011, of higher risk margin requirements for low value securities.  Execution and clearing expenses were 8% lower on decreased total customer volume in stocks and options.  The increase in net interest income was attributable to net fees and interest from securities borrowed and loaned transactions, partially offset by a decrease in net interest earned on customer cash balances.  Pre-tax margin decreased from 54% to 52% for the six months ended June 30, 2011 and 2012, respectively.  Customer equity grew by 11%, to $28.6 billion, from the year-ago quarter.

Market Making:  During the six months ended June 30, 2012, income before income taxes in our market making segment decreased 54%, from $193.9 million to $90.0 million.  This decrease was driven by a swing in currency translation from a gain to a loss, which contributed 86% of the decline, reflecting a $42.1 million loss in this period, compared to a $47.5 million gain in the same period last year.  Execution and clearing expenses were 7% higher during the six months ended June 30, 2012 than the year-ago period due to a 25% increase in options trading volumes.  Pre-tax margin decreased to 39% in the six months ended June 30, 2012 as compared to 59% in the corresponding period of 2011.

The following tables present historical trading volumes for our business.  Volumes are among several drivers in our business.

TRADE VOLUMES:
(in 000's, except %)					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2007	99,086		72,931		16,638		188,655		752
2008	101,672	3%	120,195	65%	16,966	2%	238,833	27%	944
2009	93,550	-8%	127,338	6%	13,636	-20%	234,524	-2%	934
2010	75,169	-20%	133,658	5%	18,732	37%	227,559	-3%	905
2011	63,602	-15%	160,567	20%	19,187	2%	243,356	7%	968

2Q2011	14,419		37,112		4,024		55,555		882
2Q2012	16,495	14%	38,934	5%	4,326	8%	59,755	8%	948

CONTRACT AND SHARE VOLUMES:
(in 000's, except %)

TOTAL	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2007	673,144		83,134		47,324,798
2008	757,732	13%	108,984	31%	55,845,428	18%
2009	643,380	-15%	82,345	-24%	75,449,891	35%
2010	678,856	6%	96,193	17%	84,469,874	12%
2011	789,370	16%	106,640	11%	77,730,974	-8%

2Q2011	162,737		24,013		19,091,293
2Q2012	188,561	16%	27,501	15%	15,367,826	-20%

MARKET MAKING	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2007	447,905		14,520		24,558,314
2008	514,629	15%	21,544	48%	26,008,433	6%
2009	428,810	-17%	15,122	-30%	26,205,229	1%
2010	435,184	1%	15,371	2%	19,165,000	-27%
2011	503,053	16%	15,519	1%	11,788,769	-38%

2Q2011	98,168		3,585		2,546,066
2Q2012	125,694	28%	3,622	1%	2,491,670	-2%

Notes:
1.	Futures contract volume includes options on futures
2.
In Brazil, an equity option contract typically represents one share of the underlying stock; however, the typical minimum trading quantity is 100 contracts.  To make a fair comparison to volume at other exchanges, we have adopted a policy of reporting Brazilian equity options contracts divided by their trading quantity of 100.

CONTRACT AND SHARE VOLUMES, continued:
(in 000's, except %)

BROKERAGE TOTAL	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2007	225,239		68,614		22,766,484
2008	243,103	8%	87,440	27%	29,836,995	31%
2009	214,570	-12%	67,223	-23%	49,244,662	65%
2010	243,672	14%	80,822	20%	65,304,874	33%
2011	286,317	18%	91,121	13%	65,942,205	1%

2Q2011	64,569		20,428		16,545,227
2Q2012	62,867	-3%	23,879	17%	12,876,156	-22%

BROKERAGE CLEARED	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2007	51,586		66,278		20,353,584
2008	77,207	50%	85,599	29%	26,334,752	29%
2009	93,868	22%	66,241	-23%	46,627,344	77%
2010	103,054	10%	79,144	19%	62,077,741	33%
2011	145,993	42%	89,610	13%	63,098,072	2%

2Q2011	35,277		20,090		15,972,585
2Q2012	37,385	6%	23,510	17%	12,312,747	-23%

Notes:
1.	Futures contract volume includes options on futures

BROKERAGE STATISTICS
(in 000's, except % and where noted)
	2Q2012	2Q2011	% Change
Total Accounts	200	176	14%
Customer Equity (in billions) *	$28.6	$25.7	11%

Cleared DARTs	399	378	6%
Total Customer DARTs	427	408	5%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$4.18	$4.33	-3%
DART per Avg. Account (Annualized)	507	554	-8%
Net Revenue per Avg. Account (Annualized)	$3,356	$3,809	-12%

* Excludes non-customers (e.g. Directors and Officers)

Business Environment

Our profit growth is dependent upon investors trading a growing volume of financial instruments on electronic exchanges.  For the past few quarters, global trading volumes have been slowing.  Contributors to this trend may include struggling global economies, concerns over sovereign debt levels, weakened investor confidence and a slow down by high speed trading firms whose activities have been curtailed by regulations aimed to make the markets less volatile.  Several high profile events in the current quarter have also contributed to investor skepticism of the capital markets, including the Facebook IPO, JP Morgan’s multi-billion dollar trading loss and interest rate manipulation by Barclays.

Despite lighter trading volumes in exchange-traded products in the second quarter, our cleared customer activity levels increased compared to the second quarter of 2011.  We continued to see steady growth in the number of customer brokerage accounts and customer equity, which increased 14% and 11%, respectively, over the second quarter of 2011.

We have seen increasing concerns by investors over the safety of customer assets following the collapse of several futures brokers, which allegedly failed to segregate customer assets.  These events have put this topic at the forefront of factors investors consider when choosing a broker.  We view this as an opportunity to highlight our conservative customer asset protection practices and our financial strength.

Market making conditions improved slightly in the second quarter compared to the same period in 2011.  However, the resulting benefits to trading gains were largely offset by exchange rate movements that negatively impacted our results.

Our market making profits are generally correlated with market volatility since we typically maintain an overall long volatility position, which protects us against a severe market dislocation in either direction.  Based on the VIX, the CBOE’s market volatility index, the average volatility during the second quarter was approximately 15% higher than it was in the second quarter of 2011.  The ratio of actual to implied volatility is also meaningful to our results.  Because the cost of hedging our positions is based on implied volatility, while our trading profits are, in part, based on actual market volatility, a higher ratio is generally favorable and a lower ratio generally has a negative effect on our trading gains.  This ratio averaged approximately 81% during the second quarter, as compared to a multi-year low of 51% in the first quarter of 2012 and 72% in the year-ago quarter.

Bid/offer spreads on U.S. exchange-traded options, which are also generally correlated with trading gains, have been gradually widening since reaching a historic low in the third quarter of 2010.  As reported by the NASDAQ OMX PHLX market, bid/offer spreads in the second quarter were approximately 24% wider than the corresponding period in 2011.  We believe this increase can be attributed to reduced competition due to the heightened scrutiny over high frequency trading firms (“HFT”) since the “flash crash” in May 2010.  Regulators and exchanges have been enacting new rules that have limited certain trading strategies by HFT’s that may undermine the integrity of the financial markets and contribute to systemic risk.

As a global market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk.  We actively manage this exposure by maintaining our net worth in GLOBALs, a defined basket of currencies.  Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL to the U.S. dollar affects our earnings.  During the second quarter of 2012, the value of the GLOBAL as expressed in U.S. dollars decreased 1.9% compared to the previous quarter which negatively affected our comprehensive earnings and offset the benefits of higher volatilities and wider spreads this quarter.

According to data received from exchanges worldwide, volumes in exchange-listed equity-based options increased by approximately 2% globally and decreased by approximately 4% in the U.S., as compared to the corresponding quarter in 2011.  During the second quarter of 2012 we accounted for approximately 10.2% of the exchange-listed equity-based options (including options on ETFs and stock index products) volume traded worldwide and approximately 14.1% of exchange-listed equity-based options volume traded in the U.S.  This compares to approximately 9.0% of the exchange-listed equity-based options volume traded worldwide and approximately 12.0% of the exchange-listed equity-based options volume traded in the U.S. in the second quarter of 2011.  It is important to note that market share is not directly correlated with our profits.

See the tables on pages 37 – 38 of this Quarterly Report on Form 10-Q for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

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

                 See “Risk Factors” in Part I, Item 1A of the Company’s Amended Annual Report on Form 10-K/A filed with the SEC on August 31, 2012 and elsewhere in this report for a discussion of other risks that may affect our financial condition and results of operations.

Results of Operations

The tables in the period comparisons below provide summaries of our revenues and expenses.  The period-to-period comparisons below of financial results are not necessarily indicative of future results.  The following table sets forth our unaudited condensed consolidated results of operations for the indicated periods (2011 restated), see Note 17 to the unaudited condensed consolidated financial statements:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(in millions except share and per share data)
Revenues:
Trading gains	$85.0	$120.6	$222.3	$320.9
Commissions and execution fees	108.1	106.5	209.0	215.7
Interest income	68.6	79.3	135.2	138.0
Other income	15.3	15.0	33.6	32.4

Total revenues	277.0	321.4	600.1	707.0

Interest expense	16.1	24.5	35.3	42.2

Total net revenues	260.9	296.9	564.8	664.8

Non-interest expenses:
Execution and clearing	66.2	66.1	130.8	132.3
Employee compensation and benefits	59.8	52.6	122.5	105.0
Occupancy, depreciation and amortization	10.0	9.1	19.9	18.3
Communications	5.5	6.6	11.2	12.1
General and administrative	10.9	13.4	22.2	26.0

Total non-interest expenses	152.4	147.8	306.6	293.7

Income before income taxes	108.5	149.1	258.2	371.1

Income tax expense	11.0	12.5	19.7	31.2

Net income	97.5	136.6	238.5	339.9

Less net income attributable to noncontrolling interests	89.5	127.1	219.4	314.1

Net income attributable to common stockholders	$8.0	$9.5	$19.1	$25.8

Earnings per share:
Basic	$0.17	$0.22	$0.44	$0.62
Diluted	$0.17	$0.22	$0.43	$0.61

Weighted average common shares outstanding:
Basic	46,686,269	43,018,095	46,131,813	42,627,045
Diluted	46,957,081	43,470,928	46,452,941	43,133,155

Comprehensive income:
Net income attributable to common stockholders	$8.0	$9.5	$19.1	$25.8
Other comprehensive income:
Cumulative translation adjustment, before income taxes	(5.8)	6.1	(1.7)	8.1
Income taxes related to items of other comprehensive income	(2.1)	2.2	(0.6)	3.0
Other comprehensive income (loss), net of tax	(3.7)	3.9	(1.1)	5.1
Comprehensive income attributable to common stockholders	$4.3	$13.4	$18.0	$30.9

Comprehensive income attributable to non-controlling interests:
Net income attributable to noncontrolling interests	89.5	$127.1	$219.4	$314.1
Other comprehensive income (loss) - cumulative translation adjustment	(43.6)	50.1	(12.1)	66.7
Comprehensive income attributable to noncontrolling interests	$45.9	$177.2	$207.3	$380.8

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Net Revenues

Total net revenues for the quarter ended June 30, 2012 decreased $36.0 million or 12%, to $260.9 million from $296.9 million during the quarter ended June 30, 2011.  The decrease in net revenues was primarily due to decreases in trading gains and net interest income, partially offset by an increase in commissions and execution fees compared to the year-ago quarter.  The decrease in trading gains was driven by a larger currency translation loss.  Trading volume is an important driver of revenues and costs for both our electronic brokerage and market making segments.  During the second quarter of 2012, options and futures contracts executed by our subsidiaries increased by 16% and 15%, respectively, while stock shares volume decreased by 20%.

Trading Gains.  Trading gains for the quarter ended June 30, 2012 decreased $35.6 million, or 30%, to $85.0 million from $120.6 million for the quarter ended June 30, 2011.  As market makers, we provide liquidity by buying from sellers and selling to buyers.  During the quarter ended June 30, 2012, our market making operations executed 16.5 million trades, an increase of 14% as compared to the number of trades executed in the quarter ended June 30, 2011.  Options contracts increased 28% as a result of a tightening of our bid-offer spreads, which may have increased volume while reducing per contract gains, and futures contracts increased 1% while stock shares decreased by 2% for the quarter ended June 30, 2012 as compared to the year-ago quarter.  The decrease in trading gains was driven by a larger currency translation loss, which contributed 97% of the decrease, reflecting a $41.2 million loss in the second quarter of 2012 as compared to a $6.5 million loss in same period of 2011.  As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in a basket of currencies we call the GLOBAL.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Trading gains were positively impacted by a 15% increase in average volatility, as measured by the VIX, which increased to 20, for the three months ended June 30, 2012 as compared to the year-ago quarter.  In addition, the ratio of actual to implied volatility increased 14% to 81% for the three months ended June 30, 2012 as compared to the same period last year.  Bid-offer spreads on U.S. exchange-traded options, as reported by the NASDAQ OMX PHLX market, were approximately 24% wider during the first quarter of 2012 than during the corresponding period in 2011.  These positive factors were counterbalanced by diminishing market participation by retail investors.  As a result, our trading gains, after removing the effects of currency translation, were approximately even with the year-ago quarter.

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

Commissions and Execution Fees.  Commissions and execution fees for the quarter ended June 30, 2012 increased $1.6 million, or 2%, to $108.1 million, as compared to the quarter ended June 30, 2011.  The growth in commissions was driven by a 17% increase in customer futures volume, partially offset by 22% and 3% decreases in customer stock and options volumes, respectively.  This sharp decrease in stock volume is consistent with our implementation during the second quarter of 2011 of higher risk margin requirements for low value securities, mostly on non-U.S. exchanges.  While this may have somewhat curtailed stock commissions, we believe this to be a prudent risk management measure.  Total DARTs for cleared and execution-only customers for the quarter ended June 30, 2012 increased 5% to approximately 427,000, as compared to approximately 408,000 during the quarter ended June 30, 2011.  Average commission per DART for cleared customers, for the quarter ended June 30, 2012, decreased by 3% to $4.18, as compared to $4.33 for the quarter ended June 30, 2011.  DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 6% to approximately 399,000, for the quarter ended June 30, 2012, as compared to approximately 378,000 for the quarter ended June 30, 2011. The number of customer accounts grew by 14% to approximately 200,000 at June 30, 2012, as compared to approximately 176,000 at June 30, 2011.  Customer equity grew by 11%, to $28.6 billion, from the year-ago quarter-end.

Interest Income and Interest Expense.  Net interest income (interest income less interest expense) for the quarter ended June 30, 2012 decreased $2.3 million, or 4%, to $52.5 million, as compared to the quarter ended June 30, 2011.  The decrease in net interest income was driven by lower customer margin balances partially offset by a reduction in interest paid on our senior notes, increases in interest earned on customer and firm cash balances and net fees earned from securities borrowed and loaned transactions.

Interest paid on our senior notes decreased by $2.4 million compared to the year-ago quarter as we completed the gradual winding down of our senior notes program.

Net customer interest decreased $4.7 million compared to the year-ago quarter.  Average customer cash balances increased by 3%, to $18.79 billion, while average customer fully secured margin borrowings decreased 14% to $8.38 billion, for the quarter ended

June 30, 2012, as compared to $18.20 billion and $9.73 billion, respectively, for the quarter ended June 30, 2011.  The average Fed Funds effective rate increased 6 basis points to 0.15% for the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011.

During the third quarter of 2011 we introduced to customers our Stock Yield Enhancement Program, which provides an opportunity for customers with fully-paid stock to allow IB to lend it out.  In exchange for lending out their stock, our customers receive 50% of the stock loan fees.  IB places cash collateral securing the loans in the customer’s account.  During the quarter ended June 30, 2012, net fees earned by our brokerage and market making segments from securities borrowed and loaned transactions increased $1.4 million compared to the quarter ended June 30, 2011.  As a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio.  When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income.  When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income.  Average securities borrowed decreased by 13%, to $2.86 billion and average securities loaned increased by 11%, to $1.78 billion, for the quarter ended June 30, 2012.  Net interest earned from securities borrowed and loaned is also affected by the level of demand for securities positions held by our market making companies and by our customers.

Other Income.  Other income, for the quarter ended June 30, 2012, increased $0.3 million, or 2%, to $15.3 million, as compared to the quarter ended June 30, 2011.  The increase was due to higher revenue from market data fees and minimum activity fees.

Non-Interest Expenses

Non-interest expenses, for the quarter ended June 30, 2012, increased by $4.6 million, or 3%, to $152.4 million from $147.8 million, during the quarter ended June 30, 2011.  The increase was primarily due to higher employee compensation and benefits expenses partially offset by lower general and administrative fees.  As a percentage of total net revenues, non-interest expenses increased to 58% for the quarter ended June 30, 2012 from 50% during the corresponding period in 2011.

Execution and Clearing.  Execution and clearing expenses for the quarter ended June 30, 2012, increased $0.1 million, or less than 1%, to $66.2 million, as compared to the quarter ended June 30, 2011.  The level total resulted from a 20% decrease in stock shares volume, offset by increases in options and futures contract volumes of 16% and 15%, respectively, traded during the quarter ended June 30, 2012.

 Employee Compensation and Benefits.  Employee compensation and benefits expenses, for the quarter ended June 30, 2012, increased by $7.2 million, or 14%, to $59.8 million, as compared to the quarter ended June 30, 2011.  The increase in employee compensation and benefits expense was partially a result of a special discretionary stock grant of restricted stock units awarded on January 6, 2012, as well as a correction to our method for recognizing expenses related to SIP, which increased SIP-related expenses by $3.5 million compared to the year-ago quarter.  The special stock award was made to provide our employees with greater equity participation in the Company and was designed to give lower compensated employees proportionally higher awards.  The corrected accounting treatment accelerates the recognition of SIP-related compensation expense to earlier years and decreases expense recognition in subsequent years, total expense over the life cycle of the SIP grants is unchanged.1  The average number of employees increased to 889 for the quarter ended June 30, 2012, as compared to 859 for the corresponding period in 2011.  As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff.  As a percentage of total net revenues, employee compensation and benefits expenses were 23% and 18%, for the quarters ended June 30, 2012 and 2011, respectively.

General and Administrative.  General and administrative expenses, for the quarter ended June 30, 2012, decreased $2.5 million, or 19% to $10.9 million, as compared to the quarter ended June 30, 2011.  The decrease in general and administrative expenses was primarily due to a reduction in bad debt expense.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Net Revenues

Total net revenues for the six months ended June 30, 2012 decreased $100.0 million or 15%, to $564.8 million from $664.8 million during the six months ended June 30, 2011.  The decrease in net revenues was primarily due to decreases in trading gains and commissions and execution fees, partially offset by an increase in net interest income compared to the year-ago period.  The decrease in trading gains was driven by an unfavorable swing in currency translation.  Commissions and execution fees declined due to lower customer stock and options volume.  A reduction in interest paid on our senior notes and an increase in net interest from customer and firm cash balances contributed to an increase in net interest income.  Trading volume is an important driver of revenues and costs for both

1 The corrected accounting method is explained in Note 21 to our audited consolidated financials statements in our Amended Annual Report on  Form 10-K/A, filed with the SEC on August 31, 2012.

our electronic brokerage segments and market making segments.  During the first six months of 2012, options and futures contracts and stock shares executed by our subsidiaries increased by 12%, 2% respectively, while stock shares volume decreased by 19%.

Trading Gains.  Trading gains for the six months ended June 30, 2012 decreased $98.6 million, or 31%, to $222.3 million from $320.9 million for the six months ended June 30, 2011.  As market makers, we provide liquidity by buying from sellers and selling to buyers.  During the six months ended June 30, 2012, our market making operations executed 31.5 million trades, an increase of 9% as compared to the number of trades executed in the six months ended June 30, 2011.  The decrease in trading gains was driven by an unfavorable swing in currency translation, which contributed 91% of the decrease, reflecting a $42.1 million loss in the first six months of 2012 as compared to a $47.5 million gain in same period of 2011.  As part of managing our overall exposure to foreign currency fluctuations, we maintain a portion of our capital in a basket of currencies we call the GLOBAL.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Trading gains were positively impacted by a 6% increase in average volatility, as measured by the VIX, which increased to 19, for the six months ended June 30, 2012 as compared to the year-ago period.  Bid-offer spreads on U.S. exchange-traded options, as reported by the NASDAQ OMX PHLX market, were approximately 18% wider during the first six month of 2012 than during the corresponding period in 2011.  Acting to offset those factors, the ratio of actual to implied volatility decreased 7% to 66% for the six months ended June 30, 2012 as compared to the same period last year.  These factors were offset by diminishing market participation by the public customer.  As a result, our trading gains, after removing the effects of currency translation, decreased by 3% from the year-ago period.

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

Commissions and Execution Fees.  Commissions and execution fees for the six months ended June 30, 2012 decreased $6.7 million, or 3%, to $209.0 million, as compared to the six months ended June 30, 2011.  The decrease was driven by lower customer stock and options volume on a slightly larger number of DARTs.  This indicates smaller average trade size, which is consistent with our implementation during the second quarter of 2011 of higher risk margin requirements for low value securities, mostly on non-U.S. exchanges.  While this may have somewhat curtailed stock commissions, we believe this to be a prudent risk management measure.  Customer volume in options and stock shares decreased by 7% and 20%, respectively, while volume in futures contracts increased 4% for the six months ended June 30, 2012 from the corresponding period in 2011.  Total DARTs for cleared and execution-only customers for the six months ended June 30, 2012 increased 3% to approximately 427,000, as compared to approximately 416,000 during the six months ended June 30, 2011.  Average commission per DART for cleared customers, for the six months ended June 30, 2012, decreased by 6% to $4.10, as compared to $4.36 for the six months ended June 30, 2011.  DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 3% to approximately 395,000, for the six months ended June 30, 2012, as compared to approximately 382,000 for the six months ended June 30, 2011. The number of customer accounts grew by 14% to approximately 200,000 at June 30, 2012, as compared to approximately 176,000 at June 30, 2011.

Interest Income and Interest Expense.  Net interest income (interest income less interest expense) for the six months ended June 30, 2012 increased $4.1 million, or 4%, to $99.9 million, as compared to the six months ended June 30, 2011.  The increase in net interest income was driven by a reduction in interest paid on our senior notes, increases in interest earned on customer and firm cash balances and net fees earned from securities borrowed and loaned transactions.

Interest paid on our senior notes decreased by $4.5 million compared to the year-ago period as we completed the gradual winding down of our senior notes program.

Net interest earned on customer cash and margin balances decreased $3.1 million compared to the year-ago period.  Average customer cash balances increased by 9%, to $18.79 billion, while average customer fully secured margin borrowings decreased 8% to $8.13 billion, for the six months ended June 30, 2012, as compared to $17.20 billion and $8.79 billion, respectively, for the six months ended June 30, 2011.  The average Fed Funds effective rate increased less than one basis point to 0.13% for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

During the third quarter of 2011 we introduced to customers our Stock Yield Enhancement Program, which provides an opportunity for customers with fully-paid stock to allow IB to lend it out.  In exchange for lending out their stock, our customers receive 50% of the stock loan fees.  IB places cash collateral securing the loans in the customer’s account.  During the six months ended June 30, 2012, net fees earned by our brokerage and market making segments from securities borrowed and loaned transactions increased $2.3 million compared to the six months ended June 30, 2011.  As a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio.  When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income.  When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income.  Average securities borrowed decreased by 11%, to $2.95 billion and average securities loaned increased by 7%, to $1.70 billion, for the six months ended June 30, 2012.  Net interest earned from securities borrowed and loaned is also affected by the level of demand for securities positions held by our market making companies and by our customers.

Other Income.  Other income, for the six months ended June 30, 2012, increased $1.2 million, or 4%, to $33.6 million, as compared to the six months ended June 30, 2011.  The increase was due to higher revenue from market data fees and minimum activity fees.

Non-Interest Expenses

Non-interest expenses, for the six months ended June 30, 2012, increased by $12.9 million, or 4%, to $306.6 million from $293.7 million, during the six months ended June 30, 2011.  The increase was primarily due to higher employee compensation and benefits expenses, partially offset by lower execution and clearing fees and lower general and administrative fees.  As a percentage of total net revenues, non-interest expenses increased to 54% for the six months ended June 30, 2012 from 44% during the corresponding period in 2011.

Execution and Clearing.  Execution and clearing expenses for the six months ended June 30, 2012, decreased $1.5 million, or 1%, to $130.8 million, as compared to the six months ended June 30, 2011.  The decrease resulted from a 19% decrease in stock shares volume offset by a 12% increase in options contract volume traded during the six months ended June 30, 2012.

         Employee Compensation and Benefits.  Employee compensation and benefits expenses, for the six months ended June 30, 2012, increased by $17.5 million, or 17%, to $122.5 million, as compared to the six months ended June 30, 2011.  The increase in employee compensation and benefits expense was largely a result of a special discretionary stock grant of restricted stock units awarded on January 6, 2012, as well as a correction in our method for recognizing expenses related to SIP, which increased SIP-related expenses by $10.2 million compared the year-ago period.  The special stock award was made to provide our employees with greater equity participation in the Company and was designed to give lower compensated employees proportionally higher awards.  The corrected accounting treatment accelerates the recognition of SIP-related compensation expense to earlier years and decreases expense recognition in subsequent years, total expense over the life cycle of the SIP grants is unchanged.1  The average number of employees increased to 884 for the six months ended June 30, 2012, as compared to 858 for the corresponding period in 2011.  As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff.  As a percentage of total net revenues, employee compensation and benefits expenses were 22% and 16%, for the six months ended June 30, 2012 and 2011, respectively.

General and Administrative.  General and administrative expenses, for the six months ended June 30, 2012, decreased $3.8 million, or 15% to $22.2 million, as compared to the six months ended June 30, 2011.  The decrease in general and administrative expenses was primarily due to a reduction in bad debt expense.

1 The corrected accounting method is explained in Note 21 to our audited consolidated financial statements in our Amended Annual Report on  Form 10-K/A, filed with the SEC on August 31, 2012.

Business Segments

The following table sets forth the net revenues and non-interest expenses and income before income taxes of our business segments:

		Three Months		Six Months
		Ended June 30,		Ended June 30,
		2012	2011	2012	2011
		(in millions)

Electronic Brokerage	Net revenues	$171.4	$169.7	$330.7	$333.4
	Non-interest expenses	81.2	80.7	157.1	154.3

	Income before income taxes	$90.2	$89.0	$173.6	$179.1

	Pre-tax profit margin	53%	52%	52%	54%

Market Making	Net revenues	$91.3	$125.8	$233.7	$328.1
	Non-interest expenses	67.3	66.5	143.7	134.2

	Income before income taxes	$24.0	$59.3	$90.0	$193.9

	Pre-tax profit margin	26%	47%	39%	59%

Corporate*	Net revenues	($1.8)	$1.4	$0.4	$3.3
	Non-interest expenses	3.9	0.6	5.8	5.2

	Income before income taxes	($5.7)	$0.8	($5.4)	($1.9)

Total	Net revenues	$260.9	$296.9	$564.8	$664.8
	Non-interest expenses	152.4	147.8	306.6	293.7

	Income before income taxes	$108.5	$149.1	$258.2	$371.1

	Pre-tax profit margin	42%	50%	46%	56%

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

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(in millions)

Revenues:
Commissions and execution fees	$108.1	$106.5	$209.0	$215.7
Interest income	52.7	58.9	104.2	104.1
Other income	17.6	16.5	33.7	33.9

Total revenues	178.4	181.9	346.9	353.7

Interest expense	7.0	12.2	16.2	20.3

Total net revenues	171.4	169.7	330.7	333.4

Non-interest expenses:
Execution and clearing	35.8	36.7	66.3	71.8
Employee compensation and benefits	19.9	17.0	40.6	31.4
Occupancy, depreciation and amortization	3.4	3.1	6.3	6.2
Communications	2.1	2.6	4.3	5.4
General and administrative	20.0	21.3	39.6	39.5

Total non-interest expenses	81.2	80.7	157.1	154.3

Income before income taxes	$90.2	$89.0	$173.6	$179.1

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Electronic brokerage total net revenues for the quarter ended June 30, 2012 increased $1.7 million, or 1%, to $171.4 million, from $169.7 million during the quarter ended June 30, 2011, primarily due to an increase in commissions and execution fees, which was partially offset by a decrease in net interest income.  Commissions and execution fees increased $1.6 million, or 2%, and net interest income decreased $1.0 million, or 2%, for the quarter ended June 30, 2012 as compared to the corresponding period in 2011.  The decrease in net interest income was attributable to a decrease of $4.7 million in net interest from customer cash balances and margin loans, partially offset by an increase of $3.2 million on net fees and interest earned from securities borrowed and loaned transactions.  The increase in commissions and execution fees is directly attributable to increased customer futures trading volume.  Volume in options and stock shares decreased by 3% and 22%, respectively, while volume in futures contracts increased 17% for the quarter ended June 30, 2012 from the corresponding period in 2011.  The decrease in stock volume is consistent with our implementation during the second quarter of 2011 of higher risk margin requirements for low value securities, which had its largest impact on certain non-U.S. exchanges.  Total DARTs from cleared and execution-only customers for the quarter ended June 30, 2012 increased 5% to approximately 427,000, as compared to approximately 408,000 during the quarter ended June 30, 2011.  DARTs from cleared customers for the quarter ended June 30, 2012 increased 6% to approximately 399,000, as compared to approximately 378,000 during the quarter ended June 30, 2011.  Total customer equity grew by 11% to $28.6 billion at June 30, 2012, from $25.7 billion at June 30, 2011.  The number of customer accounts grew by 14% from June 30, 2011 to approximately 200,000 at June 30, 2012.

Electronic brokerage non-interest expenses for the quarter ended June 30, 2012 increased $0.5 million, or 1%, as compared to the quarter ended June 30, 2011.  Within non-interest expenses, execution and clearing expenses decreased by $0.9 million, driven by a decrease in customer trading volume in stocks and options.  Employee compensation and benefits expenses increased by $2.9 million, or 17% during the quarter ended June 30, 2012 as compared to 2011.  The increase in employee compensation and benefits expense was largely a result of increased SIP expenses, as described above.  General and administrative expenses decreased $1.3 million as bad debt expenses decreased during the quarter ended June 30, 2012 as compared to 2011.  As a percentage of total net revenues, non-interest expenses decreased to 47% from 48% for the quarter ended June 30, 2012 as compared to 2011.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Electronic brokerage total net revenues for the six months ended June 30, 2012 decreased $2.7 million, or 1%, to $330.7 million, from $333.4 million during the six months ended June 30, 2011, primarily due to a decrease in commissions and execution fees, which was partially offset by an increase in net interest income.  Commissions and execution fees decreased $6.7 million, or 3%, and net interest income increased $4.2 million, or 5%, for the six months ended June 30, 2012 as compared to the corresponding period in 2011.    The increase in net interest income was attributable to an increase of $6.9 million on net fees and interest earned from securities borrowed and loaned transactions, partially offset by a decrease of $3.1 million in net interest from customer cash balances and margin loans.  The decrease in commissions and execution fees is directly attributable to lower customer trading volume.  Volume in options contracts and stock shares decreased by 7% and 20%, respectively, while volume in futures contracts increased 4% for the six months ended June 30, 2012 from the corresponding period in 2011.  Total DARTs from cleared and execution-only customers for the six months ended June 30, 2012 increased 3% to approximately 427,000, as compared to approximately 416,000 during the six months ended June 30, 2011.  DARTs from cleared customers for the six months ended June 30, 2012 increased 3% to approximately 395,000, as compared to approximately 382,000 during the six months ended June 30, 2011.  Total customer equity grew by 11% to $28.6 billion at June 30, 2012, from $25.7 billion at June 30, 2011.  The number of customer accounts grew by 14% from June 30, 2011 to approximately 200,000 at June 30, 2012.

Electronic brokerage non-interest expenses for the six months ended June 30, 2012 increased $2.8 million, or 2%, as compared to the six months ended June 30, 2011.  Within non-interest expenses, execution and clearing expenses decreased by $5.5 million, driven by a decrease in customer trading volume.  Employee compensation and benefits expenses increased by $9.2 million, or 29% during the six months ended June 30, 2012 as compared to 2011.  The increase in employee compensation and benefits expense was largely a result of increased SIP expenses, as described above.  As a percentage of total net revenues, non-interest expenses increased to 48% from 46% for the six months ended June 30, 2012 as compared to 2011.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(in millions)
Revenues:
Trading gains	$85.0	$120.9	$222.3	$320.3
Interest income	16.1	17.5	31.4	30.6
Other income	(0.2)	(0.4)	0.4	0.3

Total revenues	100.9	138.0	254.1	351.2

Interest expense	9.6	12.2	20.4	23.1

Total net revenues	91.3	125.8	233.7	328.1

Non-interest expenses:
Execution and clearing	31.0	29.4	65.7	61.2
Employee compensation and benefits	16.9	15.1	37.0	31.5
Occupancy, depreciation and amortization	1.9	2.6	3.9	5.1
Communications	2.4	2.7	4.9	5.3
General and administrative	15.1	16.7	32.2	31.1

Total non-interest expenses	67.3	66.5	143.7	134.2

Income before income taxes	$24.0	$59.3	$90.0	$193.9

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Market making total net revenues for the quarter ended June 30, 2012 decreased $34.5 million, or 27%, to $91.3 million, from $125.8 million during the quarter ended June 30, 2011.  Trading gains for the quarter ended June 30, 2012 decreased $35.9 million, or 30% from the year-ago quarter.  As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in proportion to a basket of currencies we call the GLOBAL.  The decrease in trading gains was driven by greater currency translation losses, which contributed 97% of the decrease, reflecting a $41.2 million loss in the second quarter of 2012 as compared to a $6.5 million loss in the corresponding period in 2011.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Trading gains were positively impacted by a 15% increase in average volatility, as measured by the VIX, which increased to 20, for the three months ended June 30, 2012 as compared to the year-ago quarter as well as a 14% increase in the ratio of actual to implied volatility to 81% for the three months ended June 30, 2012 as compared to the same period last year.  Bid-offer spreads on U.S. exchange-traded options, as reported by the NASDAQ OMX PHLX market, were approximately 24% wider in the second quarter of 2012 than in the corresponding period in 2011.  These positive factors were offset by the diminished market participation by retail investors.  As a result, our trading gains, after removing the effects of currency translation, were approximately even with the year-ago quarter.

Market making options and futures contracts volume increased 28% and 1%, respectively, while stock shares volume decreased 2% in the quarter ended June 30, 2012 as compared to the corresponding period in 2011.

Net interest income for the quarter ended June 30, 2012 increased by $1.2 million to $6.5 million.  The increase was driven by an increase in interest income earned on firm cash balances.  As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets.  In the quarter ended June 30, 2012, these factors, together with securities lending activity, produced more net interest income than in the second quarter of 2011.

Market making non-interest expenses for the quarter ended June 30, 2012 increased $0.8 million, or 1%, as compared to the quarter ended June 30, 2011.  The increase primarily resulted from a $1.6 million increase in execution and clearing fees and a $1.8 million increase in employee compensation and benefits during the quarter ended June 30, 2012 as compared to 2011.  The increase in execution and clearing fees was primarily due to an increase in options volume.  The increase in employee compensation and benefits expense was largely a result of increased SIP expenses, as described above.  As a percentage of total net revenues, market making non-interest expenses increased to 74% from 53% for the quarters ended June 30, 2012 and 2011, respectively.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Market making total net revenues for the six months ended June 30, 2012 decreased $94.4 million, or 29%, to $233.7 million, from $328.1 million during the six months ended June 30, 2011.  Trading gains for the six months ended June 30, 2012 decreased $98.0 million, or 31% as compared to the year-ago quarter.  As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in proportion to a basket of currencies we call the GLOBAL.  The decrease in trading gains was driven by an unfavorable swing in currency translation, which contributed 91% of the decrease, reflecting a $42.1 million loss in the first six months of 2012 as compared to a $47.5 million gain in the corresponding period in 2011.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Trading gains were positively impacted by a 6% increase in average volatility, as measured by the VIX, which increased to 19, for the six months ended June 30, 2012 as compared to the year-ago period.  In addition, bid-offer spreads on U.S. exchange-traded options, as reported by the NASDAQ OMX PHLX market, were approximately 18% wider in the first six months of 2012 than in the corresponding period in 2011.  Acting to offset these factors, the ratio of actual to implied volatility decreased by 7% to 66% for the six months ended June 30, 2012 as compared to the same period last year.  As mentioned above, these factors were offset by diminished market participation by retail investors.  As a result, our trading gains, after removing the effects of currency translation, decreased by 3% from the year-ago period.

Market making options contracts volume increased 25% while futures contracts and stock shares volume decreased 8% and 11%, respectively, in the six months ended June 30, 2012 as compared to the corresponding period in 2011.  The higher options volume was driven by our decision to tighten our bid-offer spreads, which may have increased volume while reducing per contract gains.  The decrease in stock volume in part reflects our actions over the past year to selectively pare down trading in less profitable products.

Net interest income for the six months ended June 30, 2012 increased by $3.5 million to $11.0 million.  The increase was driven by an increase in interest income earned on firm cash balances.  As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets.  In the six months ended June 30, 2012, these factors, together with securities lending activity, produced more net interest income than in the first six months of 2011.

Market making non-interest expenses for the six months ended June 30, 2012 increased $9.5 million, or 7%, as compared to the six months ended June 30, 2011.  The increase primarily resulted from a $4.5 million increase in execution and clearing fees and a $5.5 million increase in employee compensation and benefits during the six months ended June 30, 2012 as compared to 2011.  The increase in execution and clearing fees was primarily due to an increase in options volume.  The increase in employee compensation and benefits expense was primarily due to an increase in SIP expenses, as described above.  As a percentage of total net revenues, market making non-interest expenses increased to 62% from 41% for the six months ended June 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet.  The majority of our assets consist of exchange-listed marketable securities, which are marked-to-market daily, cash and securities segregated for customers, and collateralized receivables arising from customer-related and proprietary securities transactions.  Collateralized receivables consist primarily of securities borrowed, and, to a lesser extent, customer margin loans, receivables from clearing houses for settlement of securities transactions and securities purchased under agreements to resell.  At June 30, 2012, total assets were $32.38 billion of which approximately $31.96 billion, or 98.7%, were considered liquid and consisted predominantly of marketable securities, customers’ cash and collateralized receivables.

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

For purposes of providing additional liquidity and further increasing our regulatory capital reserves, we maintain a committed senior secured revolving credit facility from a syndicate of banks and we previously issued senior notes (see “Principal Indebtedness” below).  As of June 30, 2012, we had no borrowings under these facilities.  Liability balances in connection with our short-term borrowings and senior notes payable as of June 30, 2012 were less than their respective average balances during the six months ended June 30, 2012.  Liability balances in connection with our payables to customers and securities loaned as of June 30, 2012 were higher than their respective average balances during the previous six months.

Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our future liquidity needs for more than the next twelve months.

Cash and cash equivalents held by the Company’s non-U.S. operating companies at June 30, 2012 were $947 million ($683 million at December 31, 2011). These funds are primarily intended to finance each individual operating company’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to LLC.  It is not currently the Company’s intention to repatriate further amounts from non-U.S. operating companies.  In the event dividends were to be paid to the Company in the future by a non-U.S. operating company, as occurred in connection with the special dividend in December 2010, the Company would be required to accrue and pay income taxes on such dividends to the extent that U.S. income taxes had not been paid previously on the income of the paying company.

Historically, LLC’s consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth.  LLC’s consolidated equity increased 9% to $5.0 billion at June 30, 2012 from $4.6 billion at June 30, 2011 as a result of twelve months of comprehensive earnings, partially offset by dividends paid during the last four quarters.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2012	2011
	(in millions)
Cash provided by operating activities	$519.6	$416.2
Cash used in investing activities	(30.2)	(23.7)
Cash used in financing activities	(174.3)	(347.6)
Effect of exchange rate changes on cash and cash equivalents	(7.1)	23.8
Increase in cash and cash equivalents	$308.0	$68.7

Our cash flows from operating activities are largely a reflection of the size and composition of trading positions held by our market making subsidiaries and of the changes in customer cash and margin debit balances in our electronic brokerage business.  Our cash flows from investing activities are primarily related to capitalized internal software development, purchases and sales of memberships at exchanges where we trade and strategic investments in exchanges where such investments will enable us to offer better execution alternatives to our current and prospective customers, or create new opportunities for ourselves as market makers or where we can influence exchanges to provide competing products at better prices using sophisticated technology.  Our cash flows from financing activities are comprised of short-term borrowings, long-term borrowings and capital transactions.  Short-term borrowings from banks are part of our daily cash management in support of operating activities.  Other borrowings provide us with flexible sources of excess liquidity and regulatory capital, including a committed three-year $100.0 million senior secured revolving credit facility from a syndicate of banks.  Capital transactions consist primarily of quarterly cash dividends paid to stockholders, which commenced during the second quarter of 2011 and cash distributions paid to IBG Holdings LLC (“Holdings”).

Six months Ended June 30, 2012:   Our cash and cash equivalents increased by $308.0 million to $2,003.5 million for the six months ended June 30, 2012.  We raised $519.6 million from net cash in operating activities.  We used net cash of $204.5 million in our investing and financing activities primarily due to a decrease in senior notes outstanding and dividends paid to Holdings and to common stockholders.

Six Months Ended June 30, 2011:   Our cash and cash equivalents increased by $68.7 million to $1,422.9 million for the six months ended June 30, 2011.  We raised $416.2 million from net cash in operating activities.  We used net cash of $371.3 million in our investing and financing activities primarily due to a decrease in short-term borrowings, the repayment of borrowings under our senior secured revolving credit facility and dividends paid to Holdings and to common stockholders.

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

At June 30, 2012, aggregate excess regulatory capital for all of the Operating Companies was $2.66 billion. The following table summarizes capital, capital requirements and excess regulatory capital (millions):

	Net Capital/ Eligible Equity	Requirement	Excess
IB LLC	$1,398	$192	$1,206
TH LLC	714	34	680
THE	591	204	387
Other regulated Operating Companies	404	18	386
	$3,107	$448	$2,659

At June 30, 2012, all of the operating companies were in compliance with their respective regulatory capital requirements.

For additional information regarding our net capital requirements see note 14 to the unaudited condensed consolidated financial statements in Part I , Item 1 of this Quarterly Report on Form 10-Q.

Principal Indebtedness

LLC is the borrower under a $100.0 million senior secured revolving credit facility, which had no balance outstanding as of June 30, 2012.

Senior Secured Revolving Credit Facility

                 On May 17, 2012, LLC entered into a $100 million three-year senior secured revolving credit facility with a syndicate of banks.  This credit facility replaced a similar two-year facility that expired on May 17, 2012.  LLC is the sole borrower under this credit facility.  The facility’s interest rate is indexed to the  British Bankers Association LIBOR rate or the overnight federal funds rate for the relevant term, at the borrower’s option, and is secured by a first priority interest in all of the capital stock of each entity owned directly by LLC (subject to customary limitations with respect to foreign subsidiaries).  The facility may be used to finance working capital needs and general corporate purposes, including downstreaming funds to LLC’s regulated broker-dealer subsidiaries as regulatory capital.  This allows LLC to take advantage of market opportunities when they arise, while maintaining substantial excess regulatory capital.  The financial covenants contained in this credit facility are as follows:

•	minimum consolidated shareholders’ equity, as defined, of $3.6 billion, with quarterly increases equal to 25% of positive consolidated income;

•      maximum total debt to capitalization ratio of 30%;

•      minimum liquidity ratio of 1.0 to 1.0; and

•      maximum total debt to net regulatory capital ratio of 35%.

At June 30, 2012, LLC was in compliance with all of the covenants of this credit facility.  At maturity, subject to meeting certain terms of the facility, the Company will have an option to convert the facility to a one-year term loan.

Senior Notes

Prior to January 2012, LLC periodically issued senior notes in private placements to certain qualified customers of IB LLC.  LLC used the proceeds from sales of the senior notes to provide capital to LLC’s broker-dealer subsidiaries in the form of subordinated loans and for other general purposes.  Based on a review of its available liquidity resources, which resulted in a determination of a strong liquidity position, in January 2012, the Company decided to discontinue the Senior Notes Program.  It is the Company’s intention that no new Senior Notes will be issued.

There were no senior notes outstanding at June 30, 2012 and senior notes outstanding at December 31, 2011 were $101.4 million, all being 3% notes.  During the period from January 1 through June 30, 2012, no senior notes were issued, and $101.4 million senior notes were redeemed.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware.  These expenditure items are reported as property and equipment.  Capital expenditures for property and equipment were approximately $9.7 million and $7.0 million for the six months ended June 30, 2012 and 2011, respectively.  We anticipate that our 2012 gross capital expenditures will be level to prior years, including ongoing costs related to the expanding and upgrading our data centers and backup facilities.  We expect our future capital expenditures to rise as we continue our focus on technology infrastructure initiatives to further enhance our competitive position.  We anticipate that we will fund capital expenditures with cash from operations and cash on hand.  In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance.  If we pursue any strategic acquisitions, we may incur additional capital expenditures.

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

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own.  At June 30, 2012, there were no definitive agreements with respect to any material acquisition.

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

        We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and consolidate IBG LLC’s financial results into our financial statements. We hold approximately 11.9% ownership interest in IBG LLC. IBG Holdings LLC is owned by the original members of IBG LLC and holds approximately 88.1%

ownership interest in IBG LLC. Our share of IBG LLC’s net income, excluding IBG Holdings LLC’ noncontrolling interest, is approximately 11.9% and similarly, outstanding shares of our common stock represent approximately 11.9% of the outstanding membership interests of IBG LLC.

Prior to the June 6, 2012 amendment to the Exchange Agreement (Note 4), the Company was required to report IBG Holdings LLC’ ownership as redeemable noncontrolling interests (i.e., temporary equity) pursuant to ASC 810-10-45, ASC 815-40-25 and ASC 480-10-S99-3A (formerly FASB Emerging Issues Task Force Topic D-98), outside of total equity (see Note 17) in the unaudited condensed consolidated financial statements.  Redemption value of these redeemable noncontrolling interests is measured as the number of equivalent shares of member interests in IBG LLC owned by IBG Holdings LLC multiplied by the then current market price per share of the Company’s common stock.  The excess of the redemption value over the book value of these interests, which does not affect net income attributable to common stockholders or cash flows, is required to be accounted for as a reduction of the Company’s stockholders’ equity in the consolidated statement of financial condition.

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

Stock-Based Compensation

IBG, Inc. follows ASC 718, Compensation—Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires all share-based payments to employees to be recognized in the financial statements using a fair value-based method. As a result, IBG, Inc. expenses the fair value of awards granted to employees, generally 50% in the year of grant in recognition of plan forfeiture provisions (described below) and the remaining 50% over the related vesting period utilizing the “graded vesting” method permitted under ASC 718-10.  In the case of “retirement eligible” employees (those employees older than 59), 100% of awards are expensed when granted.

Awards granted under the ROI Unit Stock Plan and the Stock Incentive Plan are subject to forfeiture in the event an employee ceases employment with the Company. The plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post-employment provisions will forfeit 50% of unvested previously granted awards unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested awards previously granted.

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

We have been from time to time subject to certain pending and legal actions which arise out of the normal course of business.  Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages.  We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement.  Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred.  As of June 30, 2012, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously.  Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period.  As of June 30, 2012 and December 31, 2011, reserves provided for potential losses related to litigation matters were not material.

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

Recent Accounting Pronouncements

Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates (“ASUs”) as the means to add to or delete from, or otherwise amend the ASC.  In 2012, prior to the issuance of the Company’s unaudited condensed consolidated financial statements, ASU 2012-01 and 2012-02 have been issued.  Following is a summary of recently issued ASUs that may affect the Company’s unaudited condensed consolidated financial statements:

	Affects	Status

ASU 2011-03	Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early application is not permitted.

ASU 2011-04	Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS	To be applied prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for public entities.

ASU 2011-08	Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment	Effective for fiscal years beginning after December 15, 2011. Early adoption is permitted.

ASU 2011-11	Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities	Effective for fiscal periods beginning on or after January 1, 2013. Retrospective disclosures for comparative periods presented will be required.

ASU 2012-02	Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment	Effective for fiscal years beginning after September 15, 2012. Early adoption is permitted.

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

In June 2012 the FASB and IASB issued a joint statement on their continuing deliberations regarding changes to lease accounting.  When issued, new lease accounting standards under the ASC and IFRS will require the reporting of lease assets and related liabilities on issuers’ statements of financial condition under a mutually agreed upon two-method approach.  Exposure Drafts detailing applicability and implementation considerations are expected to be issued during the second half of 2012, and final standards are expected to be issued in 2013.  Management will be assessing the potential effects of this change in lease accounting as the standard setting process moves forward.  Based on the scope of existing lease commitments (approximately 0.1% of total assets as of December 31 2011 – see Note 16 to the audited financial statements contained in the Company’s 2011 Annual Report on Form 10-K/A), the effect on the Company’s financial statements is not expected to be material.

On July 13, 2012, the SEC’s Office of the Chief Accountant issued its Final Staff Report on the Workplan.  This report considered possible means of aligning IFRS with U.S. GAAP, and raised numerous concerns about the possible effects of adoption on registrants and investors.  The Staff Report did not reject some form of convergence between U.S. GAAP and IFRS, but also did not endorse adoption and did not commit to the extent or timing of adoption.  While a formal commitment regarding possible incorporation of IFRS into U.S. GAAP has not been determined, based on continuing joint efforts between the FASB and IASB, it is likely that convergence to some extent will occur in the future.  The Company applies versions of IFRS for the stand alone financial statements of several of the Operating Companies, where required, and continues to assess the potential impact of adopting IFRS on the Company’s unaudited condensed consolidated financial statements.

SEC Derivatives Regulation Roadmap

In June 2012, the SEC issued for comment a policy statement on its proposed plan that would sequence the phasing in of final rules to be adopted by the Commission regulating security-based swaps in order to comply with the requirements of the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank” Act).  The policy statement provides a proposed “roadmap” for adoption of final rules, but does not mandate specific registrant compliance deadlines.  Management is monitoring this and other accounting and regulatory rulemaking developments for their potential effect on the Company’s financial statements and internal controls over financial reporting.

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

•
THE’s net worth is carried on THE’s books in Swiss francs in accordance with Swiss accounting standards.  At the end of each accounting period, THE’s net worth is translated at the then prevailing exchange rate into U.S. dollars and the resulting gain or loss is reported as OCI in our unaudited condensed consolidated statement of financial condition and unaudited condensed consolidated statement of comprehensive income.  To a smaller extent, OCI is also produced by our other non-U.S. subsidiaries.

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

Since 2005, we have expanded our market making systems to incorporate cash forex and forex options to hedge our currency exposure at little or no cost and to hedge our currency exposure throughout the day on a continuous basis.  In connection with the development of our currency strategy, we determined to base our net worth in GLOBALs, a basket of currencies.  On October 3, 2011 we announced that we expanded the composition of the GLOBAL from six to 16 currencies.  The table below displays the component changes in detail.  U.S. dollar amounts are calculated using exchange rates at September 30, 2011, the effective date for the change.

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

Because we actively manage our global currency exposure by maintaining our equity in GLOBALs, we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company.  At June 30, 2012 approximately 62% of our equity was denominated in currencies other than U.S. dollars.

The effects of our currency strategy appear in two places in the financial statements: (1) as a component of trading gains in the unaudited condensed consolidated statement of comprehensive income and (2) as OCI in the unaudited condensed consolidated statement of financial condition.  The full effect of the GLOBAL is captured in comprehensive income.

Reported results on a comprehensive basis reflect the U.S.GAAP convention adopted in 2011 that requires the reporting of currency translation results contained in OCI as part of reportable earnings. Previously, currency translation results were reported only as a component of changes in Total Equity in the unaudited condensed consolidated statement of financial condition.

Interest Rate Risk

Under our senior secured revolving credit facility, we have the ability to choose borrowing tenors from overnight to twelve months, which permits us to minimize the risk of interest rate fluctuations.  We have no borrowings outstanding under this facility as of June 30, 2012.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies.  In a higher interest rate environment, exhibiting a positive yield curve, we typically invest a portion of these funds in U.S. government treasury securities with maturities of up to three months.  Under these circumstances, if interest rates were to increase rapidly and substantially, in increments that were not reflected in the yields on these treasury securities, our net interest income from customer deposits would decrease.  Based upon investments outstanding at June 30, 2012, we had minimal exposure of this nature.

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

We expect this kind of exposure to increase with growth in our overall business.  Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations.  As of June 30, 2012, we had $8.50 billion in margin credit extended to our customers.  The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices.  Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve or the SEC portfolio margining regulations, as appropriate.  As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Restatement of Prior Period Financial Statements Filed

In May 2012, in connection with the review of the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2012, Deloitte & Touche LLP, the Company’s independent registered public accounting firm questioned the Company’s interpretation and application of accounting guidance (contained in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC or the “Codification”) 480-10-S99, formerly FASB Emerging Issues Task Force Topic D-98) to cash redemption provisions regarding redeemable noncontrolling interests.  After reassessing its interpretation and application of this accounting guidance, including obtaining an interpretation from the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”), the Company concluded that its interpretation of this accounting guidance and its application of that guidance to these cash redemption provisions was incorrect, resulting in an error in its consolidated financial statements.  This error had no effect on reported net income attributable to common stockholders or cash flows, but did affect the classification of redeemable noncontrolling interests in IBG LLC (“LLC”) attributable to IBG Holdings LLC (“Holdings”) from the Company’s May 3, 2007 initial public offering through June 6, 2012, as more fully described in Note 21 to the consolidated financial statements contained in Part II, Item 8 of the Company’s Amended Annual Report on Form 10-K/A.  As a result of this change in the classification of redeemable noncontrolling interests, the calculation of earnings per share was affected.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of June 30, 2012, in conjunction with the preparation of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. Based on that evaluation, the CEO and CFO initially concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company's periodic SEC filings is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms.

Notwithstanding management’s conclusion regarding internal control over financial reporting as of June 30, 2012, as reported in Part II, Item 9 of the Company’s Amended 2011 Annual Report on Form 10-K/A and Part I, Item 4 of the Company’s Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2012, management re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of those dates and concluded that, because of a material weakness in our internal controls over financial reporting related to the review and interpretation of complex accounting issues, specifically redeemable noncontrolling interests and stock based compensation (as discussed below), the Company's disclosure controls and procedures were not effective as of December 31, 2011 or March 31, 2012. Notwithstanding the material weakness described below, management has concluded that the unaudited condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

In connection with the original filing of the Company’s Annual report on Form 10-K in February 2012, we included a Management’s Annual Report on Internal Control over Financial Reporting therein, which expressed a conclusion that management believed that our internal control over financial reporting was effective as of December 31, 2011. In connection with filing its amended Form 10-K/A for the year ended December 31, 2011, management, including our CEO and CFO reassessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this reassessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s reassessment, management has concluded that the Company’s internal control over financial reporting related to the review and interpretation of complex accounting issues - specifically, the Company’s accounting for redeemable noncontrolling interests and stock based compensation - was not effective as of December 31, 2011, due to the fact that there was a material weakness in its internal control over financial reporting. The material weakness in internal control over financial reporting is comprised of the following:

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting other than those described above for the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit
Number	Description

10.1	Amended and Restated Operating Agreement of IBG LLC (filed as Exhibit 10.1 to the Quarterly Report on
Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**

10.2	Form of Limited Liability Company Operating Agreement of IBG Holdings LLC (filed as Exhibit 10.5 to
Amendment No. 1 to the Registration Statement on Form S-1 filed by the Company on February 12, 2007).**

10.3	Exchange Agreement by and among Interactive Brokers Group, Inc., IBG Holdings LLC, IBG LLC and the
Members of IBG LLC (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period
Ended September 30, 2009 filed by the Company on November 11, 2009).**

10.4	Tax Receivable Agreement by and between Interactive Brokers Group, Inc. and IBG Holdings LLC (filed as
Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the
Company on June 15, 2007).**

10.5	Interactive Brokers Group, Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.8 to Amendment No. 2 to the
Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+

10.6	Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan. (filed as Exhibit 10.9 to Amendment No. 2 to the
Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+

10.7	Interactive Brokers Group, Inc. Amendment to the Exchange Agreement . (filed as Exhibit 10.1 to the
Form 8-K filed by the Company on June 6, 2012).**+

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Extension Schema*

101.CAL	XBRL Extension Calculation Linkbase*

101.DEF	XBRL Extension Definition Linkbase*

101.LAB	XBRL Extension Label Linkbase*

101.PRE	XBRL Extension Presentation Linkbase*

**	Previously filed; incorporated herein by reference.

+	These exhibits relate to management contracts or compensatory plans or arrangements.

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Unaudited Condensed
Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income,
(iii) the Unaudited Condensed Consolidated Statements of Cash Flows, (iv) the Unaudited Condensed Consolidated Statement
of Changes in Stockholders' Equity and (v) Notes to the Unaudited Condensed Consolidated Financial Statements tagged in detail levels 1-4.

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