Form 10-K/A
period 2011-12-31
Interactive Brokers Group, Inc.
filed 2012-09-06
CIK 1381197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $682,056,109 computed by reference to the $15.65 closing sale price of the common stock on the NASDAQ Global Select Market, on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2012, there were 45,576,791 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

Explanatory Note

This Amendment on Form 10-K/A (“Amendment No. 2”) constitutes Amendment No. 2 to Interactive Brokers Group, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2012, and amends the Company’s Amendment No. 1 on Form 10-K/A, filed with the SEC on August 31, 2012 (“Amendment No. 1”).

Amendment No. 2 is being filed to correct a typographical error. Subsequent to the filing of Amendment No. 1, a typographical error was identified in Part II, Item 6 – “Selected Financial Data” on page 43 and has been corrected herein.  The Company inadvertently stated, “The excess of book value over redemption value of these interests, which does not affect net income attributable to common stockholders or cash flows, is required to be accounted for as a reduction of the Company’s stockholders’ equity in the consolidated statement of financial condition.”  The corrected language states, “The excess of the redemption value over the book value of these interests, which does not affect net income attributable to common stockholders or cash flows, is required to be accounted for as a reduction of the Company’s stockholders’ equity in the consolidated statement of financial condition.”

The corrected footnote is included below for reference:

(4)
As discussed in the Explanatory Note at the beginning of this Amended Annual Report on Form 10-K/A, the Company reassessed its historical accounting for noncontrolling interests, including its interpretation of the accounting and financial reporting that should have been applied at the time of the Company’s initial public offering (as affected by adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, now a sub-topic within ASC 810-10, Consolidation, as of January 1, 2009 and as affected by ASC 480-10-S99, formerly FASB EITF Topic D-98), which required the Company to report IBG Holdings LLC’s interests in IBG LLC as redeemable noncontrolling interests, at redemption value (originally reported at book value) and separate from permanent equity.  Redemption value for these redeemable noncontrolling interests is measured as the number of equivalent shares of IBG LLC member interests owned by IBG Holdings LLC multiplied by the then current market price per share of the Company’s common stock.  The excess of the redemption value over the book value of these interests, which does not affect net income attributable to common stockholders or cash flows, is required to be accounted for as a reduction of the Company’s stockholders’ equity in the consolidated statement of financial condition.  These fair value adjustments had the effect of decreasing reported stockholders’ equity by $1.0, $2.5, $1.9, $2.4 and $8.4 billion as of December 31, 2011, 2010, 2009, 2008 and 2007, respectively.  Accordingly, the above condensed consolidated statement of financial condition information is presented as if ASC 810-10 and ASC480-10-S99 had been applied historically.

               As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 2.  Except for the matter described above, this amendment does not change any previously reported financial results, modify or update disclosures to the Original Filing or Amendment No.1, or reflect events occurring after the date of the Original Filing or Amendment No. 1.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibit index below lists the exhibits that are field as part of this amendment.

Exhibit Index

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
Date: September 6, 2012