Form 10-Q
period 2012-09-30
Interactive Brokers Group, Inc.
filed 2012-11-09
CIK 1381197

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

As of November 9, 2012, there were 47,488,923 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

INTERACTIVE BROKERS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

Table of Contents
		Page
		No.

	EXPLANATORY NOTE	3

PART I:	FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)	4

	Condensed Consolidated Statements of Financial Condition	5

	Condensed Consolidated Statements of Comprehensive Income (2011 As Restated)	6

	Condensed Consolidated Statements of Cash Flows (2011 As Restated)	7

	Condensed Consolidated Statement of Changes in Equity (2011 As Restated)	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	34

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	57

Item 4:	Controls and Procedures	60

PART II:	OTHER INFORMATION

Item 1:	Legal Proceedings	61

Item 1A:	Risk Factors	61

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3:	Defaults upon Senior Securities	61

Item 5:	Other Information	61

Item 6:	Exhibits	62

SIGNATURES		63

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

As described in the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q, this change in the classification of redeemable noncontrolling interests prior to the June 6, 2012 amendment to the Exchange Agreement (Note 4) also affected the calculation of earnings per share (Note 17).  Additionally, as reported in the statement of changes in equity and further described in Note 4, subsequent to the June 6, 2012 amendment to the Exchange Agreement, Holdings’ noncontrolling interests have been reclassified, at book value, as a component of permanent equity.

 Internal Control Considerations

In conjunction with the restatement, management identified control deficiencies in its internal controls over financial reporting associated with the review and interpretation of complex accounting issues - specifically, redeemable noncontrolling interests in LLC attributable to Holdings and stock based compensation - that constitute a material weakness in internal control. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. For a discussion of management’s consideration of our disclosure controls and procedures, the material weakness identified and the remediation plan implemented in September 2012, see Part II, Item IA, “Risk Factors”, and Part I, Item 4,  “Controls and Procedures”, included in this filing on Form 10-Q.

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

We are an automated global electronic broker and market maker specializing in routing orders and executing and processing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 100 electronic exchanges and trading venues around the world. In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut and from Chicago, Illinois and Jersey City, New Jersey. Abroad, we conduct business through offices located in Canada, England, Switzerland, Hong Kong, India, Australia, Japan and Brazil. At September 30, 2012, we had 883 employees worldwide.

As discussed in Note 17, the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2011 included herein have been restated for certain errors.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
(in thousands, except share data)	2012	2011
Assets
Cash and cash equivalents	$1,659,505	$1,695,495
Cash and securities - segregated for regulatory purposes	12,325,775	10,069,938
Securities borrowed	2,966,071	2,661,671
Securities purchased under agreements to resell	344,165	375,366
Trading assets, at fair value:
Financial instruments owned	3,460,913	5,069,271
Financial instruments owned and pledged as collateral	2,244,056	1,545,807
	5,704,969	6,615,078
Other receivables:
Customers, less allowance for doubtful accounts of $3,621 and
$3,332 at September 30, 2012 and December 31, 2011	9,391,015	7,024,792
Brokers, dealers and clearing organizations	874,879	1,397,772
Receivable from affiliate	593	595
Interest	21,426	20,540
	10,287,913	8,443,699
Other assets	573,298	543,118
Total assets	$33,861,696	$30,404,365

Liabilities and equity
Liabilities:
Trading liabilities - financial instruments sold but not yet purchased,
at fair value	$4,547,182	$6,156,148
Securities loaned	1,945,097	1,386,059
Short-term borrowings	16,870	6,538
Other payables:
Customers	21,281,337	17,300,105
Brokers, dealers and clearing organizations	496,380	247,360
Payable to affiliate	274,407	271,602
Accounts payable, accrued expenses and other liabilities	140,857	116,771
Interest	4,724	6,416
	22,197,705	17,942,254

Senior notes payable	-	101,411
Senior secured credit facility	-	-
	28,706,854	25,592,410

Redeemable noncontrolling interests	-	5,269,619

Commitments, contingencies and guarantees

Equity (deficit):
Stockholders’ equity (deficit):
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 47,789,229 and
46,061,256 shares, Outstanding – 47,488,923 and 45,576,791 shares
at September 30, 2012 and December 31, 2011	477	460
Class B – Authorized, Issued and Outstanding – 100 shares
at September 30, 2012 and December 31, 2011	-	-
Additional paid-in capital	492,412	-
Retained earnings (accumulated deficit)	125,203	(465,138)
Accumulated other comprehensive income, net of income taxes of
$10,914 and $10,454 at September 30, 2012 and December 31, 2011	19,301	18,487
Treasury stock, at cost, 300,306 and 484,465 shares
at September 30, 2012 and December 31, 2011	(7,784)	(13,310)
Total stockholders’ equity (deficit)	629,609	(459,501)
Noncontrolling interests	4,525,233	1,837
Total equity (deficit)	5,154,842	(457,664)
Total liabilities and stockholders’ equity (deficit)	$33,861,696	$30,404,365

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except for shares or per share amounts)	2012	2011	2012	2011
		(As Restated)		(As Restated)
Revenues:
Trading gains	$149,700	$193,778	$371,987	$514,685
Commissions and execution fees	100,584	130,665	309,540	346,296
Interest income	65,410	73,694	200,607	211,757
Other income	17,104	10,726	50,750	43,137
Total revenues	332,798	408,863	932,884	1,115,875

Interest expense	14,199	23,337	49,475	65,521

Total net revenues	318,599	385,526	883,409	1,050,354

Non-interest expenses:
Execution and clearing	61,646	82,080	192,441	214,391
Employee compensation and benefits	57,676	56,157	180,202	161,167
Occupancy, depreciation and amortization	9,043	8,984	28,934	27,289
Communications	6,089	5,736	17,249	17,849
General and administrative	11,525	14,812	33,779	40,785
Total non-interest expenses	145,979	167,769	452,605	461,481

Income before income taxes	172,620	217,757	430,804	588,873

Income tax expense	14,747	15,270	34,458	46,498
Net income	157,873	202,487	396,346	542,375
Less net income attributable to noncontrolling interests	145,385	179,993	364,790	494,069
Net income attributable to common stockholders	$12,488	$22,494	$31,556	$48,306

Earnings per share:
Basic	$0.26	$0.48	$0.70	$1.10
Diluted	$0.26	$0.48	$0.70	$1.09

Weighted average common shares outstanding:
Basic	47,488,459	44,832,545	46,588,213	43,370,291
Diluted	47,679,818	45,208,557	46,865,770	43,832,558

Comprehensive income:
Net income attributable to common stockholders	$12,488	$22,494	$31,556	$48,306
Other comprehensive income:
Cumulative translation adjustment, before income taxes	2,965	(10,127)	1,274	(2,055)
Income taxes related to items of other comprehensive income	1,071	(3,722)	460	(755)
Other comprehensive income (loss), net of tax	1,894	(6,405)	814	(1,300)
Comprehensive income attributable to common stockholders	$14,382	$16,089	$32,370	$47,006

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	$145,385	$179,993	$364,790	$494,069
Other comprehensive income (loss) - cumulative translation adjustment	21,934	(75,945)	9,876	(9,184)
Comprehensive income attributable to noncontrolling interests	$167,319	$104,048	$374,666	$484,885

See accompanying notes to the unaudited condensed consolidated financial statements.

	Interactive Brokers Group, Inc. and Subsidiaries
	Condensed Consolidated Statements of Cash Flows
	(Unaudited)

	Nine months ended September 30,
(in thousands)	2012	2011
Cash flows from operating activities:		(As Restated)
Net income	$396,346	$542,375
Adjustments to reconcile net income to net cash provided by
operating activities:
Translation (gains) losses	(678)	14,091
Deferred income taxes	16,881	35,189
Depreciation and amortization	14,201	13,629
Employee stock plan compensation	54,032	30,986
Losses on non-market making investments, net	7,742	7,159
Bad debt expense and other	607	4,239
Change in operating assets and liabilities:
Increase in cash and securities - segregated for regulatory purposes	(2,255,850)	(2,414,857)
Increase in securities borrowed	(303,477)	(92,698)
Decrease (increase) in securities purchased under agreements to resell	31,218	(127,099)
Decrease (increase) in trading assets	911,667	(1,469,587)
(Increase) decrease in receivables from customers	(2,367,432)	157,297
Decrease (increase) in other receivables	523,193	(440,673)
(Increase) decrease in other assets	(5,900)	11,521
(Decrease) increase in trading liabilities	(1,606,918)	2,233,372
Increase (decrease) in securities loaned	559,452	(86,759)
Increase in payable to customers	3,978,476	2,216,034
Increase in other payables	258,159	40,169
Net cash provided by operating activities	211,719	674,388
Cash flows from investing activities:
Purchases of non-market making investments	(326,784)	(114,945)
Sales of non-market making investments	292,826	18,683
Distribution received from equity investment	1,567	-
Purchase of property and equipment	(13,971)	(9,673)
Net cash used in investing activities	(46,362)	(105,935)
Cash flows from financing activities:
Dividends paid to shareholders	(14,055)	(8,915)
Dividends paid to noncontrolling interests	(105,264)	(138,548)
Redemption of former member interest	-	(1,595)
Issuance of senior notes	-	340,311
Redemptions of senior notes	(101,411)	(409,041)
Repayments of senior secured credit facility	-	(100,000)
Increase (decrease) in short-term borrowings, net	10,008	(22,575)
Net cash used in financing activities	(210,722)	(340,363)
Effect of exchange rate changes on cash and cash equivalents	9,375	(26,574)
Net (decrease) increase in cash and cash equivalents	(35,990)	201,516
Cash and cash equivalents at beginning of period	1,695,495	1,354,219
Cash and cash equivalents at end of period	$1,659,505	$1,555,735

Supplemental disclosures of cash flow information:
Cash paid for interest	$51,168	$65,354
Cash paid for taxes	$25,352	$68,956

Non-cash financing activities:
Issuance of common stock in exchange of member interests in IBG LLC	$-	$29,199
Redemption of member interests from IBG Holdings LLC	$-	$(29,199)
Adjustments to additional paid-in capital for changes in proportionate
ownership in IBG LLC	$13,766	$(19,210)
Adjustments to noncontrolling interests for changes in proportionate
ownership in IBG LLC	$(13,766)	$19,210
Changes in redemption value of redeemable noncontrolling interests	$(5,269,619)	$(1,407,476)
Changes to total equity (deficit) for the change in the redemption value of
redeemable noncontrolling interests	$5,269,619	$1,407,476

	See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
Nine months ended September 30, 2012 and 2011 (2011 Restated)

(Unaudited)

	Common Stock
					Retained	Accumulated	Total
			Additional		Earnings	Other	Stockholders'	Non-	Total	Redeemable
	Issued	Par	Paid-In	Treasury	(Accumulated	Comprehensive	Equity	controlling	Equity	Noncontrolling
(in thousands, except for share amounts)	Shares	Value	Capital	Stock	Deficit)	Income	(Deficit)	Interests	(Deficit)	Interests

Balance, January 1, 2012	46,061,256	$460	$-	$(13,310)	$(465,138)	$18,487	$(459,501)	$1,837	$(457,664)	$5,269,619

Adjustment of redeemable noncontrolling interests
from temporary to permanent equity (Note 4)			472,409		572,840		1,045,249	4,322,304	5,367,553	(5,269,619)
Common Stock distributed pursuant to stock plans	1,727,973	17	(17)	5,526			5,526		5,526
Compensation for stock grants vesting in the future			5,759				5,759	18,262	24,021
Deferred tax benefit retained			495				495		495
Dividends paid to shareholders					(14,055)		(14,055)		(14,055)
Dividends paid by IBG LLC to noncontrolling interests							-	(70,271)	(70,271)
Adjustments for changes in proportionate ownership in IBG LLC			13,766				13,766	(25)	13,741
Comprehensive income, net of tax					31,556	814	32,370	253,126	285,496
Balance, September 30, 2012	47,789,229	$477	$492,412	$(7,784)	$125,203	$19,301	$629,609	$4,525,233	$5,154,842	$-

	Common Stock
					Retained	Accumulated	Total
			Additional		Earnings	Other	Stockholders'	Non-	Total	Redeemable
	Issued	Par	Paid-In	Treasury	(Accumulated	Comprehensive	Equity	controlling	Equity	Noncontrolling
(in thousands, except for share amounts)	Shares	Value	Capital	Stock	Deficit)	Income	(Deficit)	Interests	(Deficit)	Interests

Balance, January 1, 2011	42,903,718	$429	$-	$(19,132)	$(2,031,656)	$21,137	$(2,029,222)	$1,458	$(2,027,764)	$6,320,849

Adjustment of redeemable noncontrolling interests
to redemption value			(10,231)		1,703,722		1,693,491		1,693,491	(1,407,476)
Net proceeds from issuance of Common Stock in follow-on offering	1,983,624	20	29,179				29,199		29,199
Common Stock distributed pursuant to stock plans	1,170,001	12	(12)	5,519			5,519		5,519
Redemption of former member interest			(174)				(174)		(174)
Deferred tax benefit retained			448				448		448
Dividends paid to shareholders					(8,915)		(8,915)		(8,915)
Dividends paid to other noncontrolling interests							-	(16)	(16)
Adjustments for changes in proportionate ownership in IBG LLC			(19,210)				(19,210)		(19,210)
Comprehensive income, net of tax					48,306	(1,300)	47,006	309	47,315
Balance, September 30, 2011	46,057,343	$461	$-	$(13,613)	$(288,543)	$19,837	$(281,858)	$1,751	$(280,107)	$4,913,373

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

1. Organization and Nature of Business

Interactive Brokers Group, Inc. (“IBG, Inc.” or the “Company”) is a Delaware holding company whose primary asset is its ownership of approximately 11.9% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “LLC” or the “Group”).  The accompanying unaudited condensed consolidated financial statements of IBG, Inc. reflect the consolidation of IBG, Inc.’s investment in LLC for all periods presented (Note 4).  LLC is an automated global electronic broker and market maker specializing in routing orders and executing and processing trades in securities, futures, foreign exchange instruments, bonds and mutual funds.

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

2. Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements are presented in U.S. dollars and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting with respect to Form 10-Q and accounting standards generally accepted in the United States of America (“U.S. GAAP”) promulgated in the FASB Accounting Standards Codification (“ASC” or the “Codification”).  These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of September 30, 2012 and December 31, 2011, the results of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in IBG, Inc.’s Amended Annual Report on Form 10-K/A filed with the SEC on August 31, 2012 and IBG, Inc.’s Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2012, also filed with the SEC on August 31, 2012. The condensed consolidated financial statement information as of December 31, 2011 has been derived from the 2011 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the unaudited condensed consolidated financial statements and accompanying notes.  Estimates, by their nature, are based on judgment and available information.  Therefore, actual results could differ materially from those estimates.  Such estimates include the estimated fair values of IBG LLC and the Company in connection with accounting for redeemable noncontrolling interests, value of investments accounted for under the equity method of accounting, the estimated useful lives of property and equipment, including capitalized internally developed software, the allowance for doubtful accounts, compensation accruals, current and deferred taxes and estimated contingency reserves.

Fair Value

At September 30, 2012 and December 31, 2011, substantially all of IBG, Inc.’s assets and liabilities, including financial instruments, were carried at fair value based on published market prices and are marked to market daily, or were assets which are short-term in nature (such as U.S. government treasury bills or spot foreign exchange) and were carried at amounts that approximate fair value.

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

                The Company has determined to reflect Topic D-98 measurement adjustments for non-fair value redemption rights through application of the two-class method of calculating earnings per share in lieu of recognizing the impact through the determination of net income attributable to common shareholders.  Furthermore, in accordance with footnote 17 of ASC 480-10-S99-3A, the Company has elected to treat only the portion of the periodic measurement adjustments that reflect a redemption in excess of fair value as being akin to a dividend, reducing net income attributable to common stockholders for purposes of applying the two-class method.  Decreases in the carrying amount of redeemable noncontrolling interests through Topic D-98 measurement adjustments are reflected in the application of the two-class method only to the extent they represent recoveries of amounts previously accounted for by applying the two-class method.

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Cash and Securities—Segregated for Regulatory Purposes

                 As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets.  In addition, substantially all of the Operating Companies are members of various clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities.  Securities segregated for regulatory purposes consisted of Federal Deposit Insurance Corporation insured corporate bonds, which are recorded as Level 2 financial assets, in the amount of $79.9 million and $440.4 million at September 30, 2012 and December 31, 2011, U.S. Treasury Bills of $2,046.9 million and $747.9 million at September 30, 2012 and December 31, 2011, which are recorded as Level 1 financial assets and securities purchased under agreements to resell in the amount of $6.4 billion and $3.8 billion as of September 30, 2012 and December 31, 2011, respectively, which amounts approximate fair value.

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

Revenue Recognition

                 —Trading Gains

                 Trading gains and losses are recorded on trade date and are reported on a net basis.  Trading gains are comprised of changes in the fair value of trading assets and liabilities (i.e., unrealized gains and losses) and realized gains and losses.  Dividends are integral to the valuation of stocks and interest is integral to the valuation of fixed income instruments.  Accordingly, both dividends and interest income and expense attributable to specific trading assets and liabilities are reported on a net basis as a component of trading gains in the unaudited condensed consolidated statements of comprehensive income.

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

Income Taxes

IBG, Inc. accounts for income taxes in accordance with ASC 740, Income Taxes.  The Company’s income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid.  We are subject to income taxes in both the United States and numerous foreign jurisdictions.  Determining income tax expense requires significant judgments and estimates.

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

Recently Issued Accounting Pronouncements

                 Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates (“ASUs”) as the means to add to or delete from, or otherwise amend the ASC.  In 2012, prior to the issuance of the Company’s unaudited condensed consolidated financial statements, ASUs 2012-01 through 2012-07 have been issued.  Following is a summary of recently issued ASUs that have affected or may affect the Company’s unaudited condensed consolidated financial statements:
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

ASU 2012-03
Technical Amendments and Corrections to SEC Sections - Amendments to SEC section of ASC pursuant to SEC Staff Bulletin 114, Technical Amendments Pursuant to SEC Release No. 33-9520 and Corrections Relating to Accounting Standards Update 2010-22.
Effective upon issuance in August 2012, adopted for the quarter ended September 30, 2012.

ASU 2012-04
Technical Corrections and Improvements - Amendments to the ASC correcting for differences between source literature and the ASC, guidance clarification and reference corrections and relocation of guidance to more appropriate locations within the ASC, and Conforming Amendments Related to Fair Value (Topic 820).
Effective upon issuance in October 2012 or, in the case of amendments subject to transitional guidance, for fiscal years beginning after December 15, 2012.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Adoption of those ASUs that became effective during 2012, prior to the issuance of the Company’s unaudited condensed consolidated financial statements, did not have a material effect on those financial statements.  Management is assessing the potential impact on the Company’s financial statements of adopting ASUs that will become effective during the remainder of fiscal 2012, and in the future.

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

In June 2012 the FASB and IASB issued a joint statement on their continuing deliberations regarding changes to lease accounting.  When issued, new lease accounting standards under the ASC and IFRS will require the reporting of lease assets and related liabilities on issuers’ statements of financial condition under a mutually agreed upon two-method approach.  Exposure Drafts detailing applicability and implementation considerations are expected to be issued during the second half of 2012, and final standards are expected to be issued in 2013.  Management will be assessing the potential effects of this change in lease accounting as the standard setting process moves forward.  Based on the scope of existing lease commitments (approximately 0.1% of total assets as of December 31, 2011 – see Note 16 to the audited financial statements contained in the Company’s 2011 Annual Report on Form 10-K/A), the effect on the Company’s financial statements is not expected to be material.

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

Concentrations of Credit Risk

IBG, Inc.’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes.  Concentrations of credit risk can be affected by changes in political, industry, or economic factors.  To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions.  As of September 30, 2012 and December 31, 2011, respectively, the Company did not have any material concentrations of credit risk.

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

4. Equity and Earnings Per Share

In connection with its IPO in May 2007, IBG, Inc. purchased 10.0% of the membership interests in LLC from Holdings, became the sole managing member of LLC and began to consolidate LLC’s financial results into its financial statements. Holdings wholly owns all Class B common stock, which common stock has voting rights in proportion to its ownership interests in LLC, approximately 88.1% as of September 30, 2012.  The unaudited condensed consolidated financial statements reflect the results of operations and financial position of IBG, Inc., including consolidation of its investment in LLC, and Holdings’ interests in LLC, prior to the June 6, 2012 amendment to the Exchange Agreement, were accounted for and reported in the Company’s unaudited condensed consolidated financial statements as redeemable noncontrolling interests (temporary equity) pursuant to ASC 810-10-45, ASC 815-40-25 and ASC 480-10-S99-3A (see Note 17 to the unaudited condensed consolidated financial statements).  For periods after the Amendment, beginning with the quarter ended June 30, 2012, the noncontrolling interests in LLC attributable to Holdings are reported as a component of permanent equity, as described below.

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

In connection with the consummation of the IPO, Holdings used the net proceeds to redeem 10.0% of members’ interests in Holdings in proportion to their interests.  Immediately following the Recapitalization and IPO, Holdings owned approximately 90% of LLC and 100% of IBG, Inc.’s Class B common stock, which has voting power in IBG, Inc. proportionate to the extent of Holdings’ ownership of LLC.

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock.  All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation.  As described previously in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of Holdings’ ownership of LLC.  At September 30, 2012 and December 31, 2011, 1,000,000,000 shares of Class A common stock were authorized, of which 47,789,229 and 46,061,256 shares have been issued; and 47,488,923 and 45,576,791 shares were outstanding, respectively.  Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of September 30, 2012 and December 31, 2011, respectively.  In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of September 30, 2012 and December 31, 2011, respectively.

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

As of September 30, 2012 and December 31, 2011, the unamortized balance of these deferred tax assets was $286,477 and, $297,881, respectively.

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

The deferred tax assets, payables to Holdings and credits to additional paid in capital arising from stock offerings through September 30, 2012 are:

Deferred Tax Assets	Payable to Holdings	Additional Paid In Capital

$387,069	$329,009	$58,060

These differ from amounts previously reported as a result of provision to tax return differences.

Amounts received and payable under the Tax Receivable Agreement are payable to Holdings annually upon the filing of IBG, Inc.’s federal income tax return.  The Company has paid Holdings a total of $54.6 million through September 30, 2012 pursuant to the terms of the Tax Receivable Agreement.

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

As a consequence of these redemption transactions, and distribution of shares to employees (Note 10), IBG, Inc.’s interest in LLC has increased to approximately 11.9%, with Holdings owning the remaining 88.1% as of September 30, 2012.  The redemptions also resulted in an increase in the Holdings interest held by Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 86.3% at September 30, 2012.

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

                 Subsequent to the amendment to the Exchange Agreement on June 6, 2012, the Company recorded adjustments to report Holdings’ noncontrolling interests in LLC as permanent equity, reducing redeemable noncontrolling interests to zero and reversing the cumulative effect of adjustments to redemption value previously recorded to additional paid-in capital.  The effect of these adjustments, before the allocation of comprehensive income and other capital transactions to Holdings’ noncontrolling interests in

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

LLC subsequent to June 6, 2012, and before the recording of capital transactions and comprehensive income attributable to the Company and to other noncontrolling interests was:

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

Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period (2011 restated):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic earnings per share:
Net income attributable to common stockholders	$12,488	$22,494	$31,556	$48,306
Add (deduct) net income attributable to non-fair value redemption rights	-	(846)	1,108	(436)
Net income available for common stockholders	$12,488	$21,648	$32,664	$47,870

Weighted average shares of common stock outstanding:
Class A	47,488,359	44,832,445	46,588,113	43,370,191
Class B	100	100	100	100
	47,488,459	44,832,545	46,588,213	43,370,291

Basic earnings per share	$0.26	$0.48	$0.70	$1.10

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares (2011 restated):

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Diluted earnings per share:
Net income available for common stockholders - basic	$12,488	$21,648	$32,664	$47,870
Adjustments for potentially dilutive common shares	-	-	-	-

Net income available for common stockholders	$12,488	$21,648	$32,664	$47,870

Weighted average shares of common stock outstanding:
Class A:
Issued and outstanding	47,488,359	44,832,445	46,588,113	43,370,191
Potentially dilutive common shares:
Issuable pursuant to 2007 ROI Unit Stock Plan	191,359	376,012	277,557	462,267
Class B:	100	100	100	100
	47,679,818	45,208,557	46,865,770	43,832,558

Diluted earnings per share	$0.26	$0.48	$0.70	$1.09

Potentially dilutive common shares could include unvested shares awarded under the SIP.  During the three and nine months ended September 30, 2012 and 2011, the additional shares of common stock attributable to the SIP that would have been assumed to be issued, as calculated under the Treasury Stock method, were anti-dilutive and, accordingly, have been excluded from the calculation of diluted earnings per share.

Member and Stockholder Dividends

In March, June and September 2012, LLC paid dividends to its members totaling $119.3 million, of which IBG, Inc.’s proportionate share was $14.1 million.  Also in March, June and September 2012, the Company paid quarterly cash dividends of $0.10 per share of Common Stock, totaling $14.1 million.

On October 16, 2012, the Company declared a cash dividend of $0.10 per common share, payable December 14, 2012 to shareholders of record as of November 30, 2012.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income attributable to common stockholders	$12,488	$22,494	$31,556	$48,306
Add (deduct) net income attributable to non-fair value redemption rights	-	(846)	1,108	(436)
Net income available for common stockholders	12,488	21,648	32,664	47,870
Other comprehensive income:
Cumulative translation adjustment, before income taxes	2,965	(10,127)	1,274	(2,055)
Income taxes related to items of other comprehensive income	1,071	(3,722)	460	(755)
Other comprehensive income (loss), net of tax	1,894	(6,405)	814	(1,300)

Comprehensive income available for common stockholders	$14,382	$15,243	$33,478	$46,570

Earnings per share on comprehensive income:
Basic	$0.30	$0.34	$0.72	$1.07
Diluted	$0.30	$0.34	$0.71	$1.06

Weighted average common shares outstanding:
Basic	47,488,459	44,832,545	46,588,213	43,370,291
Diluted	47,679,818	45,208,557	46,865,770	43,832,558

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

6. Fair Value

The following tables set forth, by level within the fair value hierarchy (Note 2), financial assets and liabilities, primarily financial instruments owned and financial instruments sold, but not yet purchased at fair value as of September 30, 2012 and December 31, 2011.  As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
	Financial Assets At Fair Value as of September 30, 2012

	Level 1	Level 2	Level 3	Total

Securities segregated for regulatory purposes	$2,046,887	$79,881	$-	$2,126,768
Financial instruments owned:
Stocks	57,245	-	-	57,245
Options	3,097,458	-	-	3,097,458
U.S. and foreign government obligations	37,715	-	-	37,715
Warrants	70,288	-	-	70,288
Corporate and municipal bonds	54,387	69,107	-	123,494
Discount certificates	73,758	-	-	73,758
Currency forward contracts	-	955	-	955
	3,390,851	70,062	-	3,460,913
Financial instruments owned and pledged as collateral:
Stocks	2,051,158	-	-	2,051,158
Corporate and municipal bonds	19,581	-	-	19,581
U.S. and foreign government obligations	173,317	-	-	173,317
	2,244,056	-	-	2,244,056
	5,634,907	70,062	-	5,704,969

Other assets - investments in non-market making securities
Investments in common stock	19,669	-	-	19,669
Investments in other non-market making securities	1,670	97,571	-	99,241

	$7,703,133	$247,514	$-	$7,950,647

	Financial Liabilities At Fair Value as of September 30, 2012

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased:
Stocks	$1,153,322	$-	$-	$1,153,322
Options	3,269,411	-	-	3,269,411
U.S. and foreign government obligations	205	-	-	205
Warrants	1,257	-	-	1,257
Corporate bonds	54,921	58,822	-	113,743
Currency forward contracts	-	9,244	-	9,244
	$4,479,116	$68,066	$-	$4,547,182

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Margin loans are extended on a demand basis and are not committed facilities.  Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the account and an overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral.  Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case).  Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations.  Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default.  Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary.  At September 30, 2012 and December 31, 2011, approximately $9.4 billion and $7.0 billion, respectively, of customer margin loans were outstanding.

Amounts relating to collateralized transactions at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012		December 31, 2011
	Securities	Securities	Securities	Securities
	Received as	Received and	Received as	Received and
	Collateral	Repledged	Collateral	Repledged

Securities lending transactions	$2,964,517	$2,939,287	$2,670,232	$2,656,879
Agreements to resell (1)	6,769,772	6,769,772	4,173,502	4,173,502
Customer margin securities	12,826,070	1,198,417	9,797,275	852,739
	$22,560,359	$10,907,476	$16,641,009	$7,683,120

(1)
At September 30, 2012, $6.4 Billion or 95% (at December 31, 2011, $3.8 Billion or 91%) of securities aquired through agreements to resell have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.  At September 30, 2012, substantially all government obligations owned were pledged to clearing organizations.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011
Stocks	$2,051,158	$1,373,990
Corporate and municipal bonds	19,581	4,402
U.S. and foreign government obligations	173,317	167,415
	$2,244,056	$1,545,807

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

At September 30, 2012 and December 31, 2011, no borrowings were outstanding under this or the predecessor credit facility and LLC was in compliance with all of the covenants.  At maturity, subject to meeting certain terms of the facility, the Company will have an option to convert the facility to a one-year term loan.

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

As of September 30, 2012 and December 31, 2011, payables to employees for ROI Dollar Units were $7,471 and $10,088, respectively, all of which were vested.  These amounts are included in accounts payable, accrued expenses and other liabilities in the unaudited condensed consolidated statements of financial condition.  Compensation expense for the ROI Dollar Unit plan, included in the unaudited condensed consolidated statements of comprehensive income was $598 and $1,199 for the nine months ended September 30, 2012 and 2011 respectively.

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

Of the fair value at the date of grant, $17,806 represented the accumulated ROI Dollar Unit value elected to be invested by employees in common stock and such amount was accrued for as of December 31, 2006.  The remainder is being ratably accrued as compensation expense by the Company from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule.  Compensation expense for the 2007 ROI Unit Stock Plan and related grants under the 2007 Stock Incentive Plan, net of the effect of forfeitures, included in the unaudited condensed consolidated statements of comprehensive income for the

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

nine months ended September 30, 2012 and 2011 was $2,680 and $3,008 respectively.  Estimated future compensation costs for unvested awards at September 30, 2012 are $0.8 million.

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

The following is a summary of Stock Plan activity for the period from January 1 through September 30, 2012:

	Shares
	2007 Stock	2007 ROI Unit
	Incentive Plan	Stock Plan

Balance, December 31, 2011	9,408,994	356,149

Granted	1,215,866	-
Forfeited	(106,949)	(500)
Distributed	(1,727,973)	(184,159)
Balance, September 30, 2012	8,789,938	171,490

Estimated future grants under the Stock Incentive Plan are being accrued for ratably during each year under the ASC 718 “Graded Vesting” method.  Based upon the forfeiture provisions of the Stock Incentive Plan, ASC 718 requires the Company to expense 50% of the grant date value of SIP awards in the year of grant, in addition to expensing the remainder of the grant value over the seven-year service period attributable to each grant.  Compensation expense recognized in the unaudited condensed consolidated statements of comprehensive income for the nine months ended September 30, 2012 and 2011 were $51,188 and $27,978, respectively.  Estimated future compensation costs for unvested awards at September 30, 2012 are $34.5 million.

Awards granted under the ROI Unit Stock Plan and the Stock Incentive Plan are subject to forfeiture in the event an employee ceases employment with the Company.  The plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post-employment provisions will forfeit 50% of unvested previously granted awards unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested awards previously granted.  Distributions of remaining awards granted on or before January 1, 2009 to former employees will occur within 90 days of the anniversary of the termination of employment date over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year.  Distributions of remaining awards granted on or after January 1, 2010 to former employees will occur over the remaining vesting schedule applicable to each grant.  Through September 30, 2012, a total of 36,717 shares have vested and have been distributed under these post-employment provisions.  These distributions are included in the Stock Plans activity tables above.

11. Income Taxes

Income tax expense for the nine months ended September 30, 2012 and 2011 differs from the U.S. federal statutory rate due to the differing effective tax rates in foreign, state and local jurisdictions where certain operating companies are subject to corporate taxation.  Deferred income taxes arise due to the amortization of the deferred tax assets recognized in connection with the Common Stock offerings (Note 4), valuation of THE’s financial assets and liabilities and temporary differences arising from the deductibility of compensation and depreciation expenses in different time periods for book and tax return purposes.  The retained earnings of certain foreign subsidiaries of IBG, Inc., which are considered permanently reinvested, may be subject to additional U.S. income taxes if such earnings were to be distributed.  The Company has not provided deferred U.S. income taxes since the tax bases of such subsidiaries exceed their book bases.

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

IBG, Inc. accounts for potential losses related to litigation in accordance with ASC 450, Contingencies.  As of September 30, 2012 and December 31, 2011, reserves provided for potential losses related to litigation matters were not material.

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

Significant transactions and balances between the Operating Companies occur, primarily as a result of certain Operating Companies holding exchange or clearing organization memberships, which are utilized to provide execution and clearing services to affiliates.  Charges for transactions between segments are designed to approximate full costs.  Intra-segment and intra-region income and expenses and related balances have been eliminated in this segment and geographic information to accurately reflect the external business conducted in each segment or geographical region.  Corporate items include non-allocated corporate income and expenses that are not attributed to segments for performance measurement, corporate assets and eliminations.

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three and nine months ended September 30, 2012 and 2011, and to total assets as of September 30, 2012 and December 31, 2011:

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenues:
Electronic brokerage	$167,571	$191,716	$498,250	$525,091
Market making	154,140	204,363	387,824	532,427
Corporate and eliminations	(3,112)	(10,553)	(2,665)	(7,164)
Total net revenues	$318,599	$385,526	$883,409	$1,050,354

Income before income taxes:
Electronic brokerage	$80,735	$105,509	$254,358	$284,568
Market making	90,230	128,514	180,203	322,366
Corporate and eliminations	1,655	(16,266)	(3,757)	(18,061)
Total income before income taxes	$172,620	$217,757	$430,804	$588,873

	September 30,	December 31,
	2012	2011
Segment assets:
Electronic brokerage	$25,673,219	$20,707,771
Market making	13,883,105	14,389,427
Corporate and eliminations	(5,694,628)	(4,692,833)
Total assets	$33,861,696	$30,404,365

The Company operates its automated global business in U.S. and international markets on more than 100 exchanges and market centers.  A significant portion of IBG, Inc.’s net revenues are generated by subsidiaries operating outside the United States.  International operations are comprised of market making and electronic brokerage activities in 24 countries in Europe, Asia and North America (outside the United States).  The following table presents total net revenues and income before income taxes by geographic area for the three and nine months ended September 30, 2012 and 2011:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenues:
United States	$237,123	$237,494	$645,399	$747,795
International	85,994	159,166	243,389	313,422
Corporate and eliminations	(4,518)	(11,134)	(5,379)	(10,863)
Total net revenues	$318,599	$385,526	$883,409	$1,050,354

Income before income taxes:
United States	$134,055	$137,610	$348,001	$475,192
International	38,257	96,913	89,089	135,125
Corporate and eliminations	308	(16,766)	(6,286)	(21,444)
Total income before income taxes	$172,620	$217,757	$430,804	$588,873

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

14. Regulatory Requirements

At September 30, 2012, aggregate excess regulatory capital for all of the Operating Companies was $2.9 billion.

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

	Net Capital/ Eligible Equity	Requirement	Excess
IB LLC	$1,585	$214	$1,371
TH LLC	636	43	593
THE	597	198	399
Other regulated Operating Companies	509	22	487
	$3,327	$477	$2,850

At September 30, 2012, all of the regulated Operating Companies were in compliance with their respective regulatory capital requirements.

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements.  Also, certain entities within IBG, Inc. are subject to other regulatory restrictions and requirements.

15. Related Party Transactions

Receivable from affiliate represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (Note 4).  Included in receivable from and payable to customers in the accompanying unaudited condensed consolidated statements of financial condition as of September 30, 2012 and December 31, 2011 were account receivables of directors, officers and their affiliates of $38,553 and $1,291 and payables of $276,553 and $510,623, respectively, arising from the normal course of business as brokerage customers of the Company.

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
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

17. Restatement

 Accounting for Noncontrolling Interests in LLC Attributable to Holdings

Subsequent to the issuance of the Company’s 2011 Annual Report on Form 10-K, the Company identified an error in its accounting for noncontrolling interests in LLC attributable to Holdings.  Previous reporting of these noncontrolling interests was as a component of permanent equity.  Pursuant to ASC 810-10-45, ASC 815-40-25 and ASC 480-10-S99-3A, prior to the amendment to the Exchange Agreement, these interests were required to be accounted for and reported as “redeemable noncontrolling interests” (temporary equity).  The revised accounting results in the reporting of redeemable noncontrolling interests as a separate category in the statement of financial condition, outside of total equity, and at redemption value.  The excess of redemption value over book value is reported as a direct charge to stockholders’ equity (deficit).  This had no effect on total assets or liabilities in the statement of financial condition, on reported net income attributable to common stockholders. However, as a result of the classification of Holdings’ noncontrolling interests in LLC as redeemable noncontrolling interests, the calculation of earnings per share was affected, as described below.

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

Under the two-class method as applied by the Company (Note 2), the recognition of the cash redemption feature does not affect net income attributable to common stockholders, but allocates a portion of earnings to this other than fair value redemption right that would otherwise be available to common stockholders, calculated as the previously described difference between the respective fair values of LLC and the Company.  The effect on earnings per share for the three and nine month periods ended September 30, 2011 was:

	Thee months ended September 30, 2011	Nine months ended September 30, 2011

Basic earnings per share	$0.50	$1.11
Error correction, adjustments to give effect to assumed redemptions	(0.02)	(0.01)

Basic earnings per share, as restated	$0.48	$1.10

Diluted earnings per share	$0.50	$1.10
Error correction, adjustments to give effect to assumed redemptions	(0.02)	(0.01)

Diluted earnings per share, as restated	$0.48	$1.09

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Effect on the Statement of Changes in Equity:

The following information is provided to facilitate readers’ understanding of the effects of these errors on the ending balances reported in the statement of changes in equity as of September 30, 2011:

(in thousands)	Previously reported	Adjustments	As Restated

September 30, 2011

Equity (deficit):
Stockholders' equity (deficit)
Additional paid-in capital	$545,873	$(545,873)	$-
Retained earnings (accumulated deficit)	$131,895	$(420,438)	$(288,543)

Total stockholders' equity (deficit)	$565,679	$(847,537)	$(281,858)

Noncontrolling interests	$4,067,587	$(4,065,836)	$1,751

Total equity (deficit)	$4,633,266	$(4,913,373)	$(280,107)

Redeemable noncontrolling interests	$-	$4,913,373	$4,913,373

*****

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes in Item 1, included elsewhere in this report.  In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” in Amendment No. 1 to our Annual Report on Form 10-K/A filed with the Securities Exchange Commission (“SEC”) on August 31, 2012 and elsewhere in this report.

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

During the fourth quarter of 2011, we introduced the Interactive Brokers Information System (“IBIS”), which offers customers a robust suite of informational tools at a fraction of the cost of traditional research platforms.  IBIS includes live quotes, newswire feeds, calendars of economic and earnings events, fundamental research data, charts and more in an interface that can be configured to customers’ needs.  The response from customers has been positive and we continue to devote resources to the further development of this tool with additional content and functions.  To provide greater value to our customers we decided to make IBIS available to all of our existing customers free of charge this past quarter.

•
Market Making.  We conduct our market making business through our Timber Hill subsidiaries.  As one of the largest market makers on many of the world’s leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over 913,000 tradable, exchange-listed products.  As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold.  Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time.  Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, minimizing the risk of our portfolio at all times.  This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios.

  When we use the terms “we,” “us,” and “our,” we mean IBG, Inc. and its subsidiaries for the periods presented.

Executive Overview

Third Quarter Results:  Diluted earnings per share on a comprehensive basis were $0.30 for the quarter ended September 30, 2012 as compared to comprehensive diluted earnings per share of $0.34 for the same period in 2011.

Reported results on a comprehensive basis reflect the GAAP convention adopted in 2011 that requires the reporting of currency translation results contained in other comprehensive income (“OCI”) as part of reportable earnings.  Previously, currency translation results were reported only as a component of changes in total equity in the statement of financial condition.

Currency translation effects are largely a result of our currency strategy.  We have determined to base our net worth in GLOBALs, a self-defined basket of currencies in which we maintain our equity.  Approximately 63% of our equity is denominated in currencies other than U.S. dollars1.  The effects of our currency strategy appear in two places in the financial statements: (1) as a component of trading gains in the unaudited condensed consolidated statement of comprehensive income and (2) as OCI in the unaudited condensed consolidated statement of financial condition.  As described above, the full effect of the GLOBAL is captured in comprehensive income.

On a non-comprehensive basis, which excludes the effect of changes in the U.S. dollar value of the Company’s non-U.S. subsidiaries, diluted earnings per share were $0.26 for the three months ended September 30, 2012, as compared to $0.48 for the three months ended September 30, 2011.

In light of the weakening of the U.S. dollar against a number of other currencies, adding OCI to net income increased diluted comprehensive earnings per share by $0.04 for the current quarter.

Consolidated:  For the three months ended September 30, 2012, our net revenues were $318.6 million and income before income taxes was $172.6 million, as compared to net revenues of $385.6 million and income before income taxes of $217.8 million for the corresponding period in 2011.  This decrease was driven by lower trading gains and commissions and execution fees, partially offset by a decrease in execution and clearing fees. The decrease in trading gains was a result of a subdued market making environment as compared to the highly volatile year-ago quarter.  As a result of the weakening of the U.S. dollar, currency translation increased trading gains by $41.5 million this quarter compared to a loss of $22.7 million in the year-ago quarter.  Commissions and execution fees were lower than those of the year-ago quarter due to lower customer volume in options, futures and stocks.  During the same period last year we observed a surge in volumes, driven by concerns over the U.S. debt downgrade and European debt crisis.  Higher employee compensation and benefits accounted for an additional $1.5 million of expense, which was largely a result of a one-time discretionary grant of restricted stock units awarded on January 6, 2012 as well as a correction to our method for recognizing expenses related to our 2007 Stock Incentive Plan (“SIP”).  The special award was made to provide our employees with greater equity participation in the Company and was designed to give lower compensated employees proportionally higher awards.  The corrected accounting treatment accelerates the recognition of SIP-related compensation expense to earlier years and decreases expense recognition in subsequent years, although total expense over the life cycle of the SIP grants is unchanged.2  General and administrative expenses decreased $3.2 million, primarily on lower bad debt expenses.  Our pre-tax margin for the three months ended September 30, 2012 was 54%, as compared to 56% for the corresponding period in 2011.

Brokerage:  During the three months ended September 30, 2012, income before income taxes in our electronic brokerage segment decreased 23%, from $105.5 million to $80.8 million.  This reflects a decrease in commissions and execution fees and an increase in employee compensation and benefits expense, partially offset by a decrease in execution and clearing fee expenses and a modest increase in net interest income.  Commissions decreased by 23% from the year-ago quarter as a result of lower customer volume in options, futures, stocks and forex.  Total customer Daily Average Revenue Trades (“DARTs”) decreased by 21% from the same period last year.  Execution and clearing expenses were 19% lower on decreased customer stock, option and futures volume.  The increase in employee compensation and benefits expense is related to increased SIP costs, as discussed above.  The increase in net interest income was attributable to an increase in interest earned on customer cash and margin balances compared to the year-ago period.  Customer equity grew by 35%, to $31.5 billion, from the year-ago quarter.  Pre-tax margin decreased from 55% to 48% for the three months ended September 30, 2011 and 2012, respectively.

Market Making:  During the three months ended September 30, 2012, income before income taxes in our market making segment decreased 30%, from $128.5 million to $90.2 million.  This reflects a $48.4 million decrease in trading gains from the year-ago quarter.  Trading gains were negatively impacted by an unfavorable market making environment in this quarter, with lower exchange traded volumes, lower actual to implied volatility, and tighter bid/offer spreads in options.  Currency translation effects increased trading gains $64.2 million compared to the corresponding period in 2011, reflecting a $41.5 million gain compared to a $22.7 million loss.  As a result, our trading gains, after removing the effects of currency translation, decreased $112.6 million or 51%, compared to the year-ago quarter.  Execution and clearing expenses were 29% lower during the three months ended September 30, 2012 than in the year-ago quarter due to decreases in options, futures and stock volumes of 36%, 38% and 40%, respectively.  Pre-tax margin decreased to 59% in the third quarter of 2012 as compared to 63% in the corresponding period of 2011.

Nine Months Results:  Diluted earnings per share on a comprehensive basis were $0.71 for the nine months ended September 30, 2012 as compared to comprehensive diluted earnings per share of $1.06 for the same period in 2011.

1 For a full description of our currency strategy, please see pages 57 - 58, Foreign Currency Exposure.
2 The corrected accounting method is explained in Note 21 to our audited consolidated financial statements in our Amended Annual Report on Form 10-K/A for 2011, filed with the SEC on August 31, 2012.

On a non-comprehensive basis, which excludes the effect of changes in the U.S. dollar value of the Company’s non-U.S. subsidiaries, diluted earnings per share were $0.70 for the nine months ended September 30, 2012, as compared to $1.09 for the nine months ended September 30, 2011.

In light of the weakening of the U.S. dollar against a number of other currencies, adding OCI to net income increased diluted comprehensive earnings per share by $0.01 for the nine months ended September 30, 2012.

Consolidated:  For the nine months ended September 30, 2012, our net revenues were $883.4 million and income before income taxes was $430.8 million, as compared to net revenues of $1,050.4 million and income before income taxes of $588.9 million for the corresponding period in 2011.  This decrease was driven by lower trading gains and commissions and execution fees and an increase in employee compensation and benefits expense, partially offset by a decrease in execution and clearing expenses.  Trading gains decreased 28% in the nine months ended September 30, 2012, as compared to the corresponding period last year due to an unfavorable market making environment and a negative $25.3 million swing in currency translation. The swing in currency translation from a gain to a loss, accounted for 18% of the decline in trading gains from the year-ago period.  Currency translation effects are reported as part of trading gains in the Market Making segment.  Commissions and execution fees were 11% lower than those of the year-ago period as a result of lower customer stock, options and futures volume.  As noted above, during the same period last year we observed a surge in customer trading volumes, driven by concerns over the U.S. debt downgrade and European debt crisis.  Employee compensation and benefits expense increased 12% compared to the year-ago period.  The increase in employee compensation and benefits expense was largely a result of a special discretionary stock grant of restricted stock units awarded on January 6, 2012, as well as a correction to our method for recognizing expenses related to SIP.  The corrected accounting treatment accelerates the recognition of SIP-related compensation expense to earlier years and decreases expense recognition in subsequent years, although total expense over the life cycle of the SIP grants is unchanged.  Our pre-tax margin for the nine months ended September 30, 2012 was 49%, as compared to 56% for the corresponding period in 2011.

Brokerage:  During the nine months ended September 30, 2012, income before income taxes in our electronic brokerage segment decreased 11%, from $284.6 million to $254.4 million.  This reflects declines in commissions and execution fees and an increase in employee compensation and benefits expenses, partially offset by a decrease in execution and clearing fee expenses.  As noted above, the increase in employee compensation and benefits expense was largely a result of an increase in SIP expenses recognized in the current period.  Commission and execution fees decreased by 11% from the year-ago period, as a result of lower total customer volume in stocks, options and futures on a 6% decrease in DARTs.  Execution and clearing expenses were 12% lower on decreased total customer volume in stocks, options and futures.  Net interest income increased 4% due to higher net fees and interest from securities borrowed and loaned transactions, partially offset by a decrease in net interest earned on customer cash and margin balances.  Customer equity grew by 35%, to $31.5 billion, from the year-ago quarter.  Pre-tax margin decreased from 54% to 51% for the nine months ended September 30, 2011 and 2012, respectively.

Market Making:  During the nine months ended September 30, 2012, income before income taxes in our market making segment decreased 44%, from $322.4 million to $180.2 million.  This reflects a $146.4 million decrease in trading gains from the year-ago period.  The decrease in trading gains was driven by lower exchange traded volumes and low actual to implied volatility.  Currency translation effects further decreased trading gains by $25.3 million, compared to the corresponding period in 2011, reflecting a $0.5 million loss in the nine months ended September 30, 2012 compared to a $24.8 million gain in the year-ago period.  Execution and clearing expenses were 7% lower during the nine months ended September 30, 2012 than the year-ago period due to decreases in options, futures and stock trading volume of 3%, 20% and 23%, respectively.  Pre-tax margin decreased to 46% in the nine months ended September 30, 2012 as compared to 61% in the corresponding period of 2011.

The following tables present historical trading volumes for our business.  Volumes are among several drivers in our business.
TRADE VOLUMES:
(in 000's, except %)					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2007	99,086		72,931		16,638		188,655		752
2008	101,672	3%	120,195	65%	16,966	2%	238,833	27%	944
2009	93,550	-8%	127,338	6%	13,636	-20%	234,524	-2%	934
2010	75,169	-20%	133,658	5%	18,732	37%	227,559	-3%	905
2011	63,602	-15%	160,567	20%	19,187	2%	243,356	7%	968

3Q2011	19,602		45,879		5,273		70,754		1,106
3Q2012	14,405	-27%	36,246	-21%	3,435	-35%	54,086	-24%	865

CONTRACT AND SHARE VOLUMES:
(in 000's, except %)

TOTAL		Options	%	Futures	%	Stocks	%
Period		(contracts)	Change	(contracts)	Change	(shares)	Change
2007		673,144		83,134		47,324,798
2008		757,732	13%	108,984	31%	55,845,428	18%
2009		643,380	-15%	82,345	-24%	75,449,891	35%
2010		678,856	6%	96,193	17%	84,469,874	12%
2011		789,370	16%	106,640	11%	77,730,974	-8%

3Q2011		254,904		31,835		20,598,631
3Q2012		169,745	-33%	24,020	-25%	15,364,650	-25%

MARKET MAKING		Options	%	Futures	%	Stocks	%
Period		(contracts)	Change	(contracts)	Change	(shares)	Change
2007		447,905		14,520		24,558,314
2008		514,629	15%	21,544	48%	26,008,433	6%
2009		428,810	-17%	15,122	-30%	26,205,229	1%
2010		435,184	1%	15,371	2%	19,165,000	-27%
2011		503,053	16%	15,519	1%	11,788,769	-38%

3Q2011		171,731		4,835		3,921,841
3Q2012		110,549	-36%	3,007	-38%	2,347,903	-40%

Notes:

1.	Futures contract volume includes options on futures

2.
In Brazil, an equity option contract typically represents one share of the underlying stock; however, the typical minimum trading quantity is 100 contracts.  To make a fair comparison to volume at other exchanges, we have adopted a policy of reporting Brazilian equity options contracts divided by their trading quantity of 100.

CONTRACT AND SHARE VOLUMES, continued:
(in 000’s, except %)

BROKERAGE TOTAL
	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2007	225,239		68,614		22,766,484
2008	243,103	8%	87,440	27%	29,836,995	31%
2009	214,570	-12%	67,223	-23%	49,244,662	65%
2010	243,672	14%	80,822	20%	65,304,874	33%
2011	286,317	18%	91,121	13%	65,942,205	1%

3Q2011	83,173		27,000		16,676,790
3Q2012	59,196	-29%	21,013	-22%	13,016,747	-22%

BROKERAGE CLEARED
	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2007	51,586		66,278		20,353,584
2008	77,207	50%	85,599	29%	26,334,752	29%
2009	93,868	22%	66,241	-23%	46,627,344	77%
2010	103,054	10%	79,144	19%	62,077,741	33%
2011	145,993	42%	89,610	13%	63,098,072	2%

3Q2011	43,994		26,601		15,846,432
3Q2012	37,174	-16%	20,686	-22%	12,594,066	-21%

Notes:

1.	Futures contract volume includes options on futures

BROKERAGE STATISTICS
(in 000's, except % and where noted)
	3Q2012	3Q2011	% Change
Total Accounts	205	184	11%
Customer Equity (in billions) *	$31.5	$23.3	35%

Cleared DARTs	369	457	-19%
Total Customer DARTs	390	495	-21%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$4.23	$4.29	-1%
DART per Avg. Account (Annualized)	456	640	-29%
Net Revenue per Avg. Account (Annualized)	$3,216	$4,024	-20%

* Excluding non-customers (e.g. Directors and Officers)

Business Environment

During the third quarter, we continued to see a decline in trading volumes on exchanges worldwide.  We believe this was due, in part, to economic uncertainty in the global markets and weakened investor confidence.  High profile events such as the August trading loss by Knight Capital have contributed to regulators’ sense of urgency to understand the effects algorithmic trading and high frequency traders (“HFTs”) are having on the markets and investors, prompting a widespread review of market structure.  Regulators and exchanges have already enacted several changes and continue to consider new rules that limit manipulative trading strategies by HFTs that may undermine the integrity of the financial markets and contribute to systemic risk.

The decrease in trading volumes from the third quarter of 2011 to this quarter was especially pronounced due to the unusual spike in volatilities and trading volumes that occurred in the third quarter of last year around news of the U.S. debt downgrade and intensifying concerns over the European debt crisis.  While the slowdown in trading volumes has impacted our brokerage business, our customer activity levels have not declined to the same extent as those of other industry participants.  Year over year, our daily average revenue trades for cleared customers decreased 19%.  By comparison, according to data received from exchanges worldwide, volumes in exchange-listed equity-based options decreased by approximately 22% globally and decreased by approximately 27% in the U.S., as compared to the corresponding quarter in 2011.

Despite lighter trading volumes, we continued to see steady growth in the number of customer brokerage accounts and customer equity, which increased 11% and 35%, respectively, over the third quarter of 2011.  Among the factors driving customer growth are low trading costs and financing rates, price execution quality and our financial stability.

Other conditions that impact our market making trading gains deteriorated during the third quarter compared to the same period in 2011, including reduced volatilities and narrower options bid/offer spreads.  However, these negative impacts to trading gains were largely offset by exchange rate movements that benefited our results.

Our market making profits are generally correlated with market volatility since we typically maintain an overall long volatility position, which protects us against a severe market dislocation in either direction.  Based on the VIX, the CBOE’s market volatility index, the average volatility during the third quarter was approximately 47% lower than it was in the third quarter of 2011.  The ratio of actual to implied volatility is also meaningful to our results.  Because the cost of hedging our positions is based on implied volatility, while our trading profits are, in part, based on actual market volatility, a higher ratio is generally favorable and a lower ratio generally has a negative effect on our trading gains.  This ratio averaged approximately 71% during the third quarter, as compared to 81% in the second quarter of 2012 and 111% in the year-ago quarter.

Our trading gains generally benefit from wider bid/offer spreads on exchange traded instruments.  In the U.S., bid/offer spreads on exchange-traded options have been gradually widening since reaching a historic low in the third quarter of 2010.  We believe this trend can be attributed to the heightened scrutiny of high frequency trading firms since the May 2010 Flash Crash.  However, this widening trend has been nonlinear, and bid/offer spreads in the third quarter were approximately 4% narrower than the corresponding period in 2011, as reported by the NASDAQ OMX PHLX market.

Currency movements positively impacted our results in the third quarter.  As a global market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk.  We actively manage this exposure by maintaining our net worth in GLOBALs, a defined basket of currencies.  Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL to the U.S. dollar affects our earnings.  During the third quarter of 2012, the value of the GLOBAL as expressed in U.S. dollars increased 1.3% compared to the previous quarter which positively affected our comprehensive earnings and offset the negative impacts of lower volatilities and narrower spreads this quarter.

During the third quarter of 2012 we accounted for approximately 9.9% of the exchange-listed equity-based options (including options on ETFs and stock index products) volume traded worldwide and approximately 13.4% of exchange-listed equity-based options volume traded in the U.S.  This compares to approximately 11.5% of the exchange-listed equity-based options volume traded worldwide and approximately 15.3% of the exchange-listed equity-based options volume traded in the U.S. in the third quarter of 2011.  It is important to note that market share is not directly correlated with our profits.

See the tables on pages 37 - 38 of this Quarterly Report on Form 10-Q for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

Certain Trends and Uncertainties

•	We believe that our continuing operations may be favorably or unfavorably impacted by the following trends that may affect our financial condition and results of operations.

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

Results of Operations

The tables in the period comparisons below provide summaries of our revenues and expenses.  The period-to-period comparisons below of financial results are not necessarily indicative of future results.  The following table sets forth our unaudited condensed consolidated results of operations for the indicated periods (2011 restated, see Note 17 to the unaudited condensed consolidated financial statements:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(in millions, except share and per share data)

		(As Restated)		(As Restated)
Revenues:
Trading gains	$149.7	$193.8	$372.0	$514.7
Commissions and execution fees	100.5	130.6	309.5	346.3
Interest income	65.4	73.8	200.6	211.8
Other income	17.2	10.7	50.8	43.1

Total revenues	332.8	408.9	932.9	1,115.9

Interest expense	14.2	23.3	49.5	65.5

Total net revenues	318.6	385.6	883.4	1,050.4

Non-interest expenses:
Execution and clearing	61.7	82.1	192.5	214.4
Employee compensation and benefits	57.7	56.2	180.2	161.2
Occupancy, depreciation and amortization	9.0	9.0	28.9	27.3
Communications	6.0	5.7	17.2	17.8
General and administrative	11.6	14.8	33.8	40.8

Total non-interest expenses	146.0	167.8	452.6	461.5

Income before income taxes	172.6	217.8	430.8	588.9

Income tax expense	14.7	15.3	34.4	46.5

Net income	157.9	202.5	396.4	542.4

Net income attributable to noncontrolling interests	145.4	180.0	364.8	494.1

Net income (loss) attributable to common stockholders	$12.5	$22.5	$31.6	$48.3

Earnings (loss) per share :
Basic	$0.26	$0.48	$0.70	$1.10
Diluted	$0.26	$0.48	$0.70	$1.09

Weighted average common shares outstanding:
Basic	47,488,459	44,832,545	46,588,213	43,370,291
Diluted	47,679,818	45,208,557	46,865,770	43,832,558

Comprehensive income:
Net income (loss) attributable to common stockholders	$12.5	$22.5	$31.6	$48.3
Other comprehensive income:
Cumulative translation adjustment, before income taxes	3.0	(10.1)	1.3	(2.1)
Income taxes related to items of other comprehensive income	1.1	(3.7)	0.5	(0.8)
Other comprehensive income (loss), net of tax	1.9	(6.4)	0.8	(1.3)
Comprehensive income (loss) attributable to common stockholders	$14.4	$16.1	$32.4	$47.0

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	145.4	$180.0	$364.8	$494.1
Other comprehensive income (loss) - cumulative translation adjustment	22.0	(75.9)	9.9	(9.2)
Comprehensive income attributable to noncontrolling interests	$167.4	$104.1	$374.7	$484.9

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Net Revenues

Total net revenues for the quarter ended September 30, 2012 decreased $67.0 million or 17%, to $318.6 million from $385.6 million during the quarter ended September 30, 2011.  The decrease in net revenues was primarily due to decreases in trading gains and commissions and execution fees compared to the year-ago quarter.  Trading gains and commissions and execution fees surged during the third quarter of 2011 as the U.S. debt downgrade and intensifying concerns over the European debt crisis resulted in high volatility and trading volumes.  Trading volume is an important driver of revenues and costs for both our electronic brokerage and market making segments.  Third quarter of 2012 volumes in options and futures contracts and stock shares executed by our subsidiaries were below the year-ago levels by 33%, 25% and 25%, respectively.

Trading Gains.  Trading gains for the quarter ended September 30, 2012 decreased $44.1 million, or 23%, to $149.7 million from $193.8 million for the quarter ended September 30, 2011.  As market makers, we provide liquidity by buying from sellers and selling to buyers.  During the quarter ended September 30, 2012, our market making operations executed 14.4 million trades, a decrease of 27% as compared to the number of trades executed in the quarter ended September 30, 2011.  Options contracts decreased 36% and futures contracts and stock shares decreased 38% and 40%, respectively, as compared to the year-ago quarter.  The decrease in trading gains was offset by a $64.2 million positive swing in currency translation.  Trading gains reflected a currency translation gain of $41.5 million during the current quarter compared to a $22.7 million loss in same period of 2011.  As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in a basket of currencies we call the GLOBAL.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Trading gains were negatively impacted by a 47% decrease in average volatility, as measured by the CBOE’s market volatility index (“VIX”), which decreased by half in the three months ended September 30, 2012 as compared to the year-ago quarter.  In addition, the ratio of actual to implied volatility decreased 36% to 71% for the three months ended September 30, 2012 as compared to the same period last year.  Bid-offer spreads on U.S. exchange-traded options, as reported by the NASDAQ OMX PHLX market, were approximately 4% narrower during the third quarter of 2012 than during the corresponding period in 2011.  The impact of these negative factors was compounded by diminishing market participation by retail investors.  As a result, our trading gains, after removing the effects of currency translation, were approximately 50% lower than those of the year-ago quarter.

Included in trading gains are net dividends.  Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record.  When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid, which will not be received by those who purchase stock after the ex-dividend date.  Hence, the apparent gains and losses due to these price changes, reflecting the value of dividends paid to shareholders, must be taken together with the dividends paid and received, respectively, to accurately reflect the results of our market making operations.

Commissions and Execution Fees.  Commissions and execution fees for the quarter ended September 30, 2012 decreased $30.1 million, or 23%, to $100.5 million, as compared to the quarter ended September 30, 2011.  The reduction in commissions was driven by decreases in total customer options, futures and stock volumes of 29%, 22% and 22%, respectively.  Commissions and execution fees reached a historical peak during the third quarter of 2011 as the U.S. debt downgrade and intensifying concerns over the European debt crisis resulted in high customer trading volume.  Total DARTs for cleared and execution-only customers for the quarter ended September 30, 2012 decreased 21% to approximately 390,000, as compared to approximately 495,000 during the quarter ended September 30, 2011.  Average commission per DART for cleared customers, for the quarter ended September 30, 2012, decreased by 1% to $4.23, as compared to $4.29 for the quarter ended September 30, 2011.  DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, decreased 19% to approximately 369,000, for the quarter ended September 30, 2012, as compared to approximately 457,000 for the quarter ended September 30, 2011. The number of customer accounts grew by 11% to approximately 205,000 at September 30, 2012, as compared to approximately 184,000 at September 30, 2011.  Customer equity grew by 35%, to $31.50 billion, from the year-ago quarter-end.

Interest Income and Interest Expense.  Net interest income (interest income less interest expense) for the quarter ended September 30, 2012 increased $0.7 million, or 1%, to $51.2 million, as compared to the quarter ended September 30, 2011.  The increase in net interest income was driven by higher customer cash and margin balances and a reduction in interest paid on our senior notes, partially offset by lower net fees earned from securities borrowed and loaned transactions.

Interest paid on our senior notes decreased by $1.6 million compared to the year-ago quarter as we discontinued our senior notes program in June 2012.

Net interest income on customer balances increased $1.7 million compared to the year-ago quarter.  Average customer cash balances increased by 13%, to $19.78 billion, while average customer fully secured margin borrowings increased 9% to $8.88 billion, for the quarter ended September 30, 2012, as compared to $17.54 billion and $8.15 billion, respectively, for the quarter ended September 30,

2011.  The average Fed Funds effective rate increased six basis points to 0.14% for the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011.

We earn fees on securities loaned and borrowed to support customer long and short stock holdings in margin accounts. In addition, our Stock Yield Enhancement Program provides an opportunity for customers with fully-paid stock to allow IB to lend it out.  In exchange for lending out their stock, our customers receive 50% of the stock loan fees.  IB places cash collateral securing the loans in the customer’s account.    In the market making segment, as a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio.  When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income.  When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income.

Average securities borrowed decreased by 18%, to $2.82 billion and average securities loaned increased by 9%, to $1.89 billion, for the quarter ended September 30, 2012.  Net interest earned from securities borrowed and loaned is also affected by the level of demand for securities positions held by our market making companies and by our customers. During the quarter ended September 30, 2012, net fees earned by our brokerage and market making segments from securities borrowed and loaned transactions decreased $2.7 million compared to the quarter ended September 30, 2011.

Other Income.  Other income, for the quarter ended September 30, 2012, increased $6.5 million, or 61%, to $17.2 million, as compared to the quarter ended September 30, 2011.  The increase was due to a decrease in mark-to-market losses on non-market making securities as well as higher revenue from minimum activity fees on customer accounts.

Non-Interest Expenses

Non-interest expenses, for the quarter ended September 30, 2012, decreased by $21.8 million, or 13%, to $146.0 million from $167.8 million, during the quarter ended September 30, 2011.  The decrease was primarily due to lower execution and clearing fees and general and administrative expenses, partially offset by higher employee compensation and benefits expenses.  As a percentage of total net revenues, non-interest expenses increased to 46% for the quarter ended September 30, 2012 from 44% during the corresponding period in 2011.

Execution and Clearing.  Execution and clearing expenses for the quarter ended September 30, 2012, decreased $20.4 million, or 25%, to $61.7 million, as compared to the quarter ended September 30, 2011.  The decrease resulted from lower stock, options and futures volumes of 25%, 33% and 25%, respectively, during the quarter ended September 30, 2012.  As noted above, during the same period last year we observed a surge in customer trading volumes, driven by concerns over the U.S. debt downgrade and the European debt crisis.

 Employee Compensation and Benefits.  Employee compensation and benefits expenses, for the quarter ended September 30, 2012, increased by $1.5 million, or 3%, to $57.7 million, as compared to the quarter ended September 30, 2011.  The increase in employee compensation and benefits expense was partially a result of a special discretionary stock grant of restricted stock units awarded on January 6, 2012, as well as a correction to our method for recognizing expenses related to SIP, which increased SIP-related expenses by $3.5 million compared to the year-ago quarter.  The special stock award was made to provide our employees with greater equity participation in the Company and was designed to give lower compensated employees proportionally higher awards.  The corrected accounting treatment accelerates the recognition of SIP-related compensation expense to earlier years and decreases expense recognition in subsequent years, although total expense over the life cycle of the SIP grants is unchanged.1  The average number of employees increased 4% to 888 for the quarter ended September 30, 2012, as compared to 850 for the corresponding period in 2011.  As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff.  As a percentage of total net revenues, employee compensation and benefits expenses were 18% and 15%, for the quarters ended September 30, 2012 and 2011, respectively.

General and Administrative.  General and administrative expenses, for the quarter ended September 30, 2012, decreased $3.2 million, or 22% to $11.6 million, as compared to the quarter ended September 30, 2011.  The decrease in general and administrative expenses was primarily due to a reduction in bad debt expense.

1 The corrected accounting method is explained in Note 21 to our audited consolidated financial statements in our Amended Annual Report on Form 10-K/A for 2011, filed with the SEC on August 31, 2012.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Net Revenues

Total net revenues for the nine months ended September 30, 2012 decreased $167.0 million or 16%, to $883.4 million from $1,050.4 million during the nine months ended September 30, 2011.  The decrease in net revenues was primarily due to decreases in trading gains and commissions and execution fees, partially offset by an increase in net interest income compared to the year-ago period.  The decrease in trading gains was a result of a more challenging market making environment, which featured lower volatility and exchange traded volumes than that of the year-ago period.  Additionally, trading gains were impacted by a $25.3 million unfavorable swing in currency translation.  Commissions and execution fees declined due to lower customer stock, options and futures volume.  As noted above, the third quarter of 2011, with its high volatility and surge in trading volume, was a high point for a number of our profit drivers, and our comparatively lower results during the first nine months of this year are measured against that benchmark.  A reduction in interest paid on our senior notes and an increase in net interest from firm cash balances contributed to an increase in net interest income.  Trading volume is an important driver of revenues and costs for both our electronic brokerage segments and market making segments.  During the first nine months of 2012, options and futures contracts and stock shares executed by our subsidiaries decreased by 8%, 8% and 21%, respectively, which led to declines in variable costs.

Trading Gains.  Trading gains for the nine months ended September 30, 2012 decreased $142.7 million, or 28%, to $372.0 million from $514.7 million for the nine months ended September 30, 2011.  As market makers, we provide liquidity by buying from sellers and selling to buyers.  During the nine months ended September 30, 2012, our market making operations executed 45.9 million trades, a decrease of 5% as compared to the number of trades executed in the year-ago period.  Trading gains were also driven lower by an unfavorable swing in currency translation, which contributed 18% of the decrease, reflecting a $0.5 million loss in the first nine months of 2012 as compared to a $24.8 million gain in same period of 2011.  As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in a basket of currencies we call the GLOBAL.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Trading gains were negatively impacted by an 18% decrease in average volatility, as measured by the VIX, which decreased to 18, for the nine months ended September 30, 2012 as compared to the year-ago period.  The ratio of actual to implied volatility decreased from 84% to 67% for the nine months ended September 30, 2011 and 2012, respectively.  In addition, diminishing market participation by retail investors made the trading environment more difficult than that of the prior year.  Acting to offset these factors, bid/offer spreads on U.S. exchange-traded options, as reported by the NASDAQ OMX PHLX market, were approximately 10% wider during the first nine months of 2012 than during the corresponding period in 2011.  As a result, our trading gains, after removing the effects of currency translation, decreased by 24% from the year-ago period.

Included in trading gains are net dividends.  Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record.  When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid, which will not be received by those who purchase stock after the ex-dividend date.  Hence, the apparent gains and losses due to these price changes, reflecting the value of dividends paid to shareholders, must be taken together with the dividends paid and received, respectively, to accurately reflect the results of our market making operations.

Commissions and Execution Fees.  Commissions and execution fees for the nine months ended September 30, 2012 decreased $36.8 million, or 11%, to $309.5 million, as compared to the nine months ended September 30, 2011.  The decrease was driven by lower customer volume on a 6% decrease in the number of total DARTs.  Customer volume in options and futures contracts and stock shares decreased by 16%, 6% and 21%, respectively, for the nine months ended September 30, 2012 from the corresponding period in 2011.  The sharp decease in stock volume relative to the number of stock orders indicates smaller average trade size, which is consistent with our implementation during the second quarter of 2011 of higher risk margin requirements for low value securities, mostly on non-U.S. exchanges.  While this may have somewhat curtailed stock commissions, we believe this to be a prudent risk management measure.    Total DARTs for cleared and execution-only customers for the nine months ended September 30, 2012 decreased 6% to approximately 415,000, as compared to approximately 443,000 during the nine months ended September 30, 2011.  Average commission per DART for cleared customers, for the nine months ended September 30, 2012, decreased by 4% to $4.14, as compared to $4.33 for the nine months ended September 30, 2011.  DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, decreased 5% to approximately 386,000, for the nine months ended September 30, 2012, as compared to approximately 408,000 for the nine months ended September 30, 2011. The number of customer accounts grew by 11% to approximately 205,000 at September 30, 2012, as compared to approximately 184,000 at September 30, 2011.

Interest Income and Interest Expense.  Net interest income (interest income less interest expense) for the nine months ended September 30, 2012 increased $4.8 million, or 3%, to $151.1 million, as compared to the nine months ended September 30, 2011.  The increase in net interest income was driven by a reduction in interest paid on our senior notes and an increase in interest earned on firm cash balances offset by a decrease in interest earned on customer cash and margin balances.

Interest paid on our senior notes decreased by $5.9 million compared to the year-ago period as we discontinued our senior notes program in June 2012.

Net interest earned on customer cash and margin balances decreased $1.7 million compared to the year-ago period.  Average customer cash balances increased by 10%, to $19.12 billion, while average customer fully secured margin borrowings decreased 2% to $8.38 billion, for the nine months ended September 30, 2012, as compared to $17.31 billion and $8.57 billion, respectively, for the nine months ended September 30, 2011.  The average Fed Funds effective rate increased two basis points to 0.13% for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

We earn fees on securities loaned and borrowed to support customer long and short stock holdings in margin accounts. In addition, our Stock Yield Enhancement Program provides an opportunity for customers with fully-paid stock to allow IB to lend it out.  In exchange for lending out their stock, our customers receive 50% of the stock loan fees.  IB places cash collateral securing the loans in the customer’s account.  In the market making segment, as a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio.  When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income.  When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income.

Average securities borrowed decreased by 14%, to $2.93 billion and average securities loaned increased by 8%, to $1.76 billion, for the nine months ended September 30, 2012.  Net interest earned from securities borrowed and loaned is also affected by the level of demand for securities positions held by our market making companies and by our customers.  During the nine months ended September 30, 2012, net fees earned by our brokerage and market making segments from securities borrowed and loaned transactions increased $0.5 million from the nine months ended September 30, 2011.

Other Income.  Other income, for the nine months ended September 30, 2012, increased $7.7 million, or 18%, to $50.8 million, as compared to the nine months ended September 30, 2011.  The increase stemmed from equity investments, translation income and minimum activity fees.

Non-Interest Expenses

Non-interest expenses, for the nine months ended September 30, 2012, decreased by $8.9 million, or 2%, to $452.6 million from $461.5 million, during the nine months ended September 30, 2011.  The decrease was primarily due to lower execution and clearing fees and lower general and administrative expenses, partially offset by higher employee compensation and benefits expenses.  As a percentage of total net revenues, non-interest expenses increased to 51% for the nine months ended September 30, 2012 from 44% during the corresponding period in 2011.

Execution and Clearing.  Execution and clearing expenses for the nine months ended September 30, 2012, decreased $21.9 million, or 10%, to $192.5 million, as compared to the nine months ended September 30, 2011.  The decrease resulted from a decrease in options and futures contracts and stock shares volumes of 8%, 8% and 21%, respectively, compared to the year-ago period.

 Employee Compensation and Benefits.  Employee compensation and benefits expenses, for the nine months ended September 30, 2012, increased by $19.0 million, or 12%, to $180.2 million, as compared to the nine months ended September 30, 2011.  The increase in employee compensation and benefits expense was largely a result of a special discretionary stock grant of restricted stock units awarded on January 6, 2012, as well as a correction in our method for recognizing expenses related to SIP, which increased SIP-related expenses by $13.6 million compared the year-ago period.  The special stock award was made to provide our employees with greater equity participation in the Company and was designed to give lower compensated employees proportionally higher awards.  The corrected accounting treatment accelerates the recognition of SIP-related compensation expense to earlier years and decreases expense recognition in subsequent years, although total expense over the life cycle of the SIP grants is unchanged.1  The average number of employees increased 4% to 884 for the nine months ended September 30, 2012, as compared to 854 for the corresponding period in 2011.  As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff.  As a percentage of total net revenues, employee compensation and benefits expenses were 20% and 15%, for the nine months ended September 30, 2012 and 2011, respectively.

General and Administrative.  General and administrative expenses, for the nine months ended September 30, 2012, decreased $7.0 million, or 17% to $33.8 million, as compared to the nine months ended September 30, 2011.  The decrease in general and administrative expenses was primarily due to a reduction in bad debt expense.

1 The corrected accounting method is explained in Note 21 to our audited consolidated financial statements in our Amended Annual Report on Form 10-K/A for 2011, filed with the SEC on August 31, 2012.

Business Segments

The following table sets forth the net revenues and non-interest expenses and income before income taxes of our business segments:

		Three Months		Nine Months
		Ended September 30,		Ended September 30,
		2012	2011	2012	2011
		(in millions)

Electronic Brokerage	Net revenues	$167.6	$191.7	$498.3	$525.1
	Non-interest expenses	86.8	86.2	243.9	240.5

	Income before income taxes	$80.8	$105.5	$254.4	$284.6

	Pre-tax profit margin	48%	55%	51%	54%

Market Making	Net revenues	$154.1	$204.3	$387.8	$532.4
	Non-interest expenses	63.9	75.8	207.6	210.0

	Income (loss) before income taxes	$90.2	$128.5	$180.2	$322.4

	Pre-tax profit margin	59%	63%	46%	61%

Corporate*	Net revenues	($3.1)	($10.4)	($2.7)	($7.1)
	Non-interest expenses	(4.7)	5.8	1.1	11.0

	Income (loss) before income taxes	$1.6	($16.2)	($3.8)	($18.1)

Total	Net revenues	$318.6	$385.6	$883.4	$1,050.4
	Non-interest expenses	146.0	167.8	452.6	461.5

	Income before income taxes	$172.6	$217.8	$430.8	$588.9

	Pre-tax profit margin	54%	56%	49%	56%

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

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(in millions)

Revenues:
Commissions and execution fees	$100.5	$130.6	$309.5	$346.3
Interest income	53.0	56.3	157.2	160.4
Other income	20.1	15.7	53.8	49.6

Total revenues	173.6	202.6	520.5	556.3

Interest expense	6.0	10.9	22.2	31.2

Total net revenues	167.6	191.7	498.3	525.1

Non-interest expenses:
Execution and clearing	35.0	43.4	101.3	115.2
Employee compensation and benefits	20.0	14.5	60.6	45.9
Occupancy, depreciation and amortization	3.0	3.2	9.3	9.4
Communications	2.4	3.8	6.7	9.2
General and administrative	26.4	21.3	66.0	60.8

Total non-interest expenses	86.8	86.2	243.9	240.5

Income before income taxes	$80.8	$105.5	$254.4	$284.6

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Electronic brokerage total net revenues for the quarter ended September 30, 2012 decreased $24.1 million, or 13%, to $167.6 million, from $191.7 million during the quarter ended September 30, 2011, primarily due to a decrease in commissions and execution fees, which was partially offset by an increase in net interest income.  Commissions and execution fees decreased $30.1 million, or 23%, and net interest income increased $1.6 million, or 4%, for the quarter ended September 30, 2012 as compared to the corresponding period in 2011.  The decrease in commissions and execution fees is directly attributable to decreased customer volume.  As noted above, during the same period last year we observed a surge in volumes driven by concerns over the U.S. debt downgrade and European debt crisis.  Volume in options and futures contracts decreased by 29% and 22%, respectively, and volume in stock shares decreased by 22% for the quarter ended September 30, 2012 from the corresponding period in 2011.  The increase in net interest income was attributable to an increase of $1.7 million in net interest from customer cash balances and margin loans.  Total DARTs from cleared and execution-only customers for the quarter ended September 30, 2012 decreased 21% to approximately 390,000, as compared to approximately 495,000 during the quarter ended September 30, 2011.  DARTs from cleared customers for the quarter ended September 30, 2012 decreased 19% to approximately 369,000, as compared to approximately 457,000 during the quarter ended September 30, 2011.  Total customer equity grew by 35% to $31.5 billion at September 30, 2012, from $23.3 billion at September 30, 2011.  The number of customer accounts grew by 11% from September 30, 2011 to approximately 205,000 at September 30, 2012.

Electronic brokerage non-interest expenses for the quarter ended September 30, 2012 increased $0.6 million, or 1%, as compared to the quarter ended September 30, 2011.  Within non-interest expenses, execution and clearing expenses decreased by $8.4 million, driven by a decrease in customer trading volume in options, futures and stocks.  Employee compensation and benefits expenses increased by $5.5 million, or 38% during the quarter ended September 30, 2012 as compared to 2011.  The increase in employee compensation and benefits expense was largely a result of increased SIP expenses, as described above.  General and administrative expenses increased $5.1 million as administrative and consulting fees increased $6.9 million during the quarter ended September 30, 2012 as compared to 2011.  As a percentage of total net revenues, non-interest expenses increased to 52% from 45% for the quarter ended September 30, 2012 as compared to 2011.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Electronic brokerage total net revenues for the nine months ended September 30, 2012 decreased $26.8 million, or 5%, to $498.3 million, from $525.1 million during the nine months ended September 30, 2011, primarily due to a decrease in commissions and execution fees, which was partially offset by an increase in net interest income.  Commissions and execution fees decreased $36.8 million, or 11%, and net interest income increased $5.8 million, or 4%, for the nine months ended September 30, 2012 as compared to the corresponding period in 2011.  The decrease in commissions and execution fees is directly attributable to lower customer trading volume.  Volume in options and futures contracts and stock shares decreased by 16%, 6% and 21%, respectively, for the nine months ended September 30, 2012 from the corresponding period in 2011.  The increase in net interest income was attributable to an increase of $7.9 million on net fees and interest earned from securities borrowed and loaned transactions, partially offset by a decrease of $1.7 million in net interest from customer cash balances and margin loans.   Total DARTs from cleared and execution-only customers for the nine months ended September 30, 2012 decreased 6% to approximately 415,000, as compared to approximately 443,000 during the nine months ended September 30, 2011.  DARTs from cleared customers for the nine months ended September 30, 2012 decreased 5% to approximately 386,000, as compared to approximately 408,000 during the nine months ended September 30, 2011.  Total customer equity grew by 35% to $31.5 billion at September 30, 2012, from $23.3 billion at September 30, 2011.  The number of customer accounts grew by 11% from September 30, 2011 to approximately 205,000 at September 30, 2012.

Electronic brokerage non-interest expenses for the nine months ended September 30, 2012 increased $3.4 million, or 1%, as compared to the nine months ended September 30, 2011.  Within non-interest expenses, execution and clearing expenses decreased by $13.9 million, driven by a decrease in customer trading volume.  Employee compensation and benefits expenses increased by $14.7 million, or 32% during the nine months ended September 30, 2012 as compared to 2011.  The increase in employee compensation and benefits expense was largely a result of increased SIP expenses, as described above.  General and administrative expenses increased $5.2 million as administrative and consulting fees increased $9.0 million during the nine months ended September 30, 2012 as compared to 2011.  This was partially offset by a $3.6 million decrease in bad debt expense compared to the year-ago period.  As a percentage of total net revenues, non-interest expenses increased to 49% from 46% for the nine months ended September 30, 2012 as compared to 2011.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(in millions)
Revenues:
Trading gains	$149.7	$198.1	$372.0	$518.4
Interest income	12.5	18.7	43.9	49.3
Other income	0.4	(0.2)	0.8	0.1

Total revenues	162.6	216.6	416.7	567.8

Interest expense	8.5	12.3	28.9	35.4

Total net revenues	154.1	204.3	387.8	532.4

Non-interest expenses:
Execution and clearing	27.7	39.0	93.4	100.2
Employee compensation and benefits	13.7	15.7	50.7	47.2
Occupancy, depreciation and amortization	1.6	1.8	5.5	6.9
Communications	2.6	2.2	7.5	7.5
General and administrative	18.3	17.1	50.5	48.2

Total non-interest expenses	63.9	75.8	207.6	210.0

Income before income taxes	$90.2	$128.5	$180.2	$322.4

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Market making total net revenues for the quarter ended September 30, 2012 decreased $50.2 million, or 25%, to $154.1 million, from $204.3 million during the quarter ended September 30, 2011.  Trading gains for the quarter ended September 30, 2012 decreased $48.4 million, or 24% from the year-ago quarter.  As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in proportion to a basket of currencies we call the GLOBAL.  The decrease in trading gains was offset by a currency translation gain of $64.2 compared to the prior-year quarter, reflecting a $41.5 million gain in the third quarter of 2012 as compared to a $22.7 million loss in the corresponding period in 2011.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Trading gains were negatively impacted by a 47% decrease in average volatility, as measured by the VIX, which decreased to 16, for the three months ended September 30, 2012 as compared to the year-ago quarter as well as a 36% decrease in the ratio of actual to implied volatility to 71% for the three months ended September 30, 2012 as compared to the same period last year.  Bid-offer spreads on U.S. exchange-traded options, as reported by the NASDAQ OMX PHLX market, were approximately 4% narrower in the third quarter of 2012 than in the corresponding period in 2011.  These negative factors, combined with diminished market participation by retail investors, made the trading environment more challenging than that of the quarter ended September 30, 2011.  As a result, our trading gains, after removing the effects of currency translation, were 51% lower than those of the year-ago quarter.

Market making options and futures contracts and stock shares volumes decreased 36%, 38% and 40%, respectively, in the quarter ended September 30, 2012 as compared to the corresponding period in 2011.  As noted above, during the same period last year we observed a surge in volumes driven by concerns over the U.S. debt downgrade and European debt crisis.

Net interest income for the quarter ended September 30, 2012 decreased by $2.4 million to $4.0 million.  The decrease was driven by a decrease in net fees earned from securities borrowed and loaned transactions.  As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets.  In the quarter ended September 30, 2012, these factors, together with securities lending activity, produced less net interest income than in the third quarter of 2011.

Market making non-interest expenses for the quarter ended September 30, 2012 decreased $11.9 million, or 16%, as compared to the quarter ended September 30, 2011.  The decrease primarily resulted from an $11.3 million decrease in execution and clearing fees and a $2.0 million decrease in employee compensation and benefits during the quarter ended September 30, 2012 as compared to 2011.  The decrease in execution and clearing fees was primarily due to lower options, futures and stock volumes.  The decrease in employee compensation and benefits expense reflects an increase in expenses billed to the electronic brokerage segment, partially offset by an increase in SIP expense.  As a percentage of total net revenues, market making non-interest expenses increased to 41% from 37% for the quarters ended September 30, 2012 and 2011, respectively.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Market making total net revenues for the nine months ended September 30, 2012 decreased $144.6 million, or 27%, to $387.8 million, from $532.4 million during the nine months ended September 30, 2011.  Trading gains for the nine months ended September 30, 2012 decreased $146.4 million, or 28% as compared to the year-ago quarter.  As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in proportion to a basket of currencies we call the GLOBAL.  The decrease in trading gains was in part due to an unfavorable swing in currency translation, which contributed 17% of the decrease, reflecting a $0.5 million loss in the first nine months of 2012 as compared to a $24.8 million gain in the corresponding period in 2011.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Trading gains were negatively impacted by an 18% decrease in average volatility, as measured by the VIX, which decreased to 18, for the nine months ended September 30, 2012 as compared to the year-ago period.  In addition, the ratio of actual to implied volatility decreased from 84% to 67% for the nine months ended September 30, 2011 and 2012, respectively.  Acting to offset these factors, bid/offer spreads on U.S. exchange-traded options, as reported by the NASDAQ OMX PHLX market, were approximately 10% wider in the first nine months of 2012 than in the corresponding period in 2011. Diminished market participation by retail investors, combined with these factors, resulted in a more difficult trading environment than that of the nine months ended September 30, 2011.  As a result, after removing the effects of currency translation, our trading gains decreased by 25% from the year-ago period.

Market making options contracts volume decreased 3% while futures contracts and stock shares volume decreased 20% and 23%, respectively, in the nine months ended September 30, 2012 as compared to the corresponding period in 2011.  The decrease in  options volume was curtailed by our decision to tighten our bid/offer spreads, which may have increased volume while reducing per contract gains.  The decrease in stock volume in part reflects our actions over the past year to selectively pare down trading in less profitable products.

Net interest income for the nine months ended September 30, 2012 increased by $1.1 million to $15.0 million.  The increase was driven by an increase in interest income earned on firm cash balances.  As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets.  In the nine months ended September 30, 2012, these factors, together with securities lending activity, produced more net interest income than in the first nine months of 2011.

Market making non-interest expenses for the nine months ended September 30, 2012 decreased $2.4 million, or 1%, as compared to the nine months ended September 30, 2011.  The decrease primarily resulted from a $6.8 million decrease in execution and clearing fees, offset by a $3.5 million increase in employee compensation and benefits during the nine months ended September 30, 2012 as compared to 2011.  The decrease in execution and clearing fees was primarily due to a decrease in options, futures and stock volume.  The increase in employee compensation and benefits expense was primarily due to an increase in SIP expenses, as described above.  As a percentage of total net revenues, market making non-interest expenses increased to 54% from 39% for the nine months ended September 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet.  The majority of our assets consist of exchange-listed marketable securities, which are marked-to-market daily, cash and securities segregated for customers, and collateralized receivables arising from customer-related and proprietary securities transactions.  Collateralized receivables consist primarily of securities borrowed, and, to a lesser extent, customer margin loans, receivables from clearing houses for settlement of securities transactions and securities purchased under agreements to resell.  At September 30, 2012, total assets were $33.86 billion of which approximately $33.43 billion, or 98.7%, were considered liquid and consisted predominantly of marketable securities, customers’ cash and collateralized receivables.

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

For purposes of providing additional liquidity and further increasing our regulatory capital reserves, we maintain a committed senior secured revolving credit facility from a syndicate of banks and we previously issued senior notes (see “Principal Indebtedness”

below).  As of September 30, 2012, we had no borrowings under these facilities.  Liability balances in connection with our payables to customers and securities loaned as of September 30, 2012 were higher than their respective average balances during the previous nine months.

Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our future liquidity needs for more than the next twelve months.

Cash and cash equivalents held by the Company’s non-U.S. operating companies at September 30, 2012 were $694 million ($683 million at December 31, 2011). These funds are primarily intended to finance each individual Operating Company’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to LLC.  It is not currently the Company’s intention to repatriate further amounts from non-U.S. operating companies.  In the event dividends were to be paid to the Company in the future by a non-U.S. operating company, as occurred in connection with the special dividend in December 2010, the Company would be required to accrue and pay income taxes on such dividends to the extent that U.S. income taxes had not been paid previously on the income of the paying company.

Historically, LLC’s consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth.  LLC’s consolidated equity increased 12% to $5.13 billion at September 30, 2012 from $4.60 billion at September 30, 2011 as a result of twelve months of comprehensive earnings, partially offset by dividends paid during the last four quarters.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Cash provided by operating activities	$211.7	$674.4
Cash used in investing activities	(46.4)	(105.9)
Cash used in financing activities	(210.7)	(340.4)
Effect of exchange rate changes on cash and cash equivalents	9.4	(26.6)
(Decrease) increase in cash and cash equivalents	$(36.0)	$201.5

Our cash flows from operating activities are largely a reflection of the size and composition of trading positions held by our market making subsidiaries and of the changes in customer cash and margin debit balances in our electronic brokerage business.  Our cash flows from investing activities are primarily related to capitalized internal software development, purchases and sales of memberships at exchanges where we trade and strategic investments in exchanges where such investments will enable us to offer better execution alternatives to our current and prospective customers, or create new opportunities for ourselves as market makers or where we can influence exchanges to provide competing products at better prices using sophisticated technology.  Our cash flows from financing activities are comprised of short-term borrowings, long-term borrowings and capital transactions.  Short-term borrowings from banks are part of our daily cash management in support of operating activities.  Other borrowings provide us with flexible sources of excess liquidity and regulatory capital, including a committed three-year $100.0 million senior secured revolving credit facility from a syndicate of banks.  Capital transactions consist primarily of quarterly cash dividends paid to common stockholders, which commenced during the second quarter of 2011 and cash distributions paid to Holdings.

Nine months Ended September 30, 2012:   Our cash and cash equivalents decreased by $36.0 million to $1,659.5 million for the nine months ended September 30, 2012.  We raised $211.7 million in net cash in operating activities.  We used net cash of $257.1 million in our investing and financing activities primarily due to a decrease in senior notes outstanding and dividends paid to Holdings and to common stockholders.

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

At September 30, 2012, aggregate excess regulatory capital for all of the Operating Companies was $2.9 billion.  The following table summarizes capital, capital requirements and excess regulatory capital (millions):
	Net Capital/ Eligible Equity	Requirement	Excess
IB LLC	$1,585	$214	$1,371
TH LLC	636	43	593
THE	597	198	399
Other regulated Operating Companies	509	22	487
	$3,327	$477	$2,850

At September 30, 2012, all of the Operating Companies were in compliance with their respective regulatory capital requirements.

For additional information regarding our net capital requirements see note 14 to the unaudited condensed consolidated financial statements in Part I , Item 1 of this Quarterly Report on Form 10-Q.

Principal Indebtedness

LLC is the borrower under a $100.0 million senior secured revolving credit facility, which had no balance outstanding as of September 30, 2012.

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

At September 30, 2012, LLC was in compliance with all of the covenants of this credit facility.  At maturity, subject to meeting certain terms of the facility, the Company will have an option to convert the facility to a one-year term loan.

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

There were no senior notes outstanding at September 30, 2012 and senior notes outstanding at December 31, 2011 were $101.4 million, all being 3% notes.  During the period from January 1 through September 30, 2012, no senior notes were issued, and $101.4 million senior notes were redeemed.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware.  These expenditure items are reported as property and equipment.  Capital expenditures for property and equipment were approximately $14.0 million and $9.7 million for the nine months ended September 30, 2012 and 2011, respectively.  We anticipate that our 2012 gross capital expenditures will be level to prior years, including ongoing costs related to the expanding and upgrading our data centers and backup facilities.  We expect our future capital expenditures to rise as we continue our focus on technology infrastructure initiatives to further enhance our competitive position.  We anticipate that we will fund capital expenditures with cash from operations and cash on hand.  In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance.  If we pursue any strategic acquisitions, we may incur additional capital expenditures.

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

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own.  At September 30, 2012, there were no definitive agreements with respect to any material acquisition.

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

        We are the sole managing member of LLC and, as such, operate and control all of the business and affairs of LLC and its subsidiaries and consolidate LLC’s financial results into our financial statements.  We hold approximately 11.9% ownership interest in LLC.  Holdings is owned by the original members of LLC and holds approximately 88.1% ownership interest in LLC.  Our share of LLC’s net income, excluding Holdings’ noncontrolling interest, is approximately 11.9% and similarly, outstanding shares of our common stock represent approximately 11.9% of the outstanding membership interests of LLC.

Prior to the June 6, 2012 amendment to the Exchange Agreement (Note 4), the Company was required to report Holdings’ ownership as redeemable noncontrolling interests (i.e., temporary equity) pursuant to ASC 810-10-45, ASC 815-40-25 and ASC 480-10-S99-3A (formerly FASB Emerging Issues Task Force Topic D-98), outside of total equity (see Note 17) in the unaudited condensed consolidated financial statements.  Redemption value of these redeemable noncontrolling interests is measured as the number of equivalent shares of member interests in LLC owned by Holdings multiplied by the then current market price per share of the Company’s common stock.  The excess of the redemption value over the book value of these interests, which does not affect net income attributable to common stockholders or cash flows, is required to be accounted for as a reduction of the Company’s stockholders’ equity in the consolidated statement of financial condition.

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

For periods after the Amendment, the noncontrolling interests in LLC attributable to Holdings will be reported as a component of permanent equity.

Earnings per share

The Company has determined to reflect Topic D-98 measurement adjustments for non-fair value redemption rights through application of the two-class method of calculating earnings per share in lieu of recognizing the impact through the determination of net income attributable to common shareholders.  Furthermore, in accordance with footnote 17 of ASC 480-10-S99-3A, the Company has elected to treat only the portion of the periodic measurement adjustments that reflect a redemption in excess of fair value as being akin to a dividend, reducing net income attributable to common stockholders for purposes of applying the two-class method.  Decreases in the carrying amount of redeemable noncontrolling interests through Topic D-98 measurement adjustments are reflected in the application of the two-class method only to the extent they represent recoveries of amounts previously accounted for by applying the two-class method.

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

We have been from time to time subject to certain pending and legal actions which arise out of the normal course of business.  Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages.  We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement.  Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred.  As of September 30, 2012, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously.  Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period.  As of September 30, 2012 and December 31, 2011, reserves provided for potential losses related to litigation matters were not material.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the unaudited condensed consolidated financial statements and accompanying notes.  Estimates, by their nature, are based on judgment and available information.  Therefore, actual results could differ materially from those estimates.  Such estimates include the estimated fair values of IBG LLC and the Company in connection with accounting for redeemable noncontrolling interests, value of investments accounted for under the equity method of accounting, the estimated useful lives of property and equipment, including capitalized internally developed software, the allowance for doubtful accounts, compensation accruals, current and deferred taxes and estimated contingency reserves.

Income Taxes

IBG, Inc. accounts for income taxes in accordance with ASC 740, Income Taxes.  The Company’s income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions.  Determining income tax expense requires significant judgments and estimates.

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

Recent Accounting Pronouncements

        Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates (“ASUs”) as the means to add to or delete from, or otherwise amend the ASC.  In 2012, prior to the issuance of the Company’s unaudited condensed consolidated financial statements, ASUs 2012-01 through 2012-07 have been issued.  Following is a summary of recently issued ASUs that have affected or may affect the Company’s unaudited condensed consolidated financial statements:
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

ASU 2012-03
Technical Amendments and Corrections to SEC Sections - Amendments to SEC section of ASC pursuant to SEC Staff Bulletin 114, Technical Amendments Pursuant to SEC Release No. 33-9520 and Corrections Relating to Accounting Standards Update 2010-22.
Effective upon issuance in August 2012, adopted for the quarter ended September 30, 2012.

ASU 2012-04
Technical Corrections and Improvements - Amendments to the ASC correcting for differences between source literature and the ASC, guidance clarification and reference corrections and relocation of guidance to more appropriate locations within the ASC, and Conforming Amendments Related to Fair Value (Topic 820).
Effective upon issuance in October 2012 or, in the case of amendments subject to transitional guidance, for fiscal years beginning after December 15, 2012.

Adoption of those ASUs that became effective during 2012, prior to the issuance of the Company’s unaudited condensed consolidated financial statements, did not have a material effect on those financial statements.  Management is assessing the potential impact on the Company’s financial statements of adopting ASUs that will become effective during the remainder of fiscal 2012, and in the future.

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

In June 2012 the FASB and IASB issued a joint statement on their continuing deliberations regarding changes to lease accounting.  When issued, new lease accounting standards under the ASC and IFRS will require the reporting of lease assets and related liabilities on issuers’ statements of financial condition under a mutually agreed upon two-method approach.  Exposure Drafts detailing applicability and implementation considerations are expected to be issued during the second half of 2012, and final standards are expected to be issued in 2013.  Management will be assessing the potential effects of this change in lease accounting as the standard setting process moves forward.  Based on the scope of existing lease commitments (approximately 0.1% of total assets as of December 31, 2011 – see Note 16 to the audited financial statements contained in the Company’s 2011 Annual Report on Form 10-K/A), the effect on the Company’s financial statements is not expected to be material.

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

Because we actively manage our global currency exposure by maintaining our equity in GLOBALs, we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company.  At September 30, 2012 approximately 63% of our equity was denominated in currencies other than U.S. dollars.

The effects of our currency strategy appear in two places in the financial statements: (1) as a component of trading gains in the unaudited condensed consolidated statement of comprehensive income and (2) as OCI in the unaudited condensed consolidated statement of financial condition.  The full effect of the GLOBAL is captured in comprehensive income.

Reported results on a comprehensive basis reflect the U.S. GAAP convention adopted in 2011 that requires the reporting of currency translation results contained in OCI as part of reportable earnings.  Previously, currency translation results were reported only as a component of changes in Total Equity in the unaudited condensed consolidated statement of financial condition.

Interest Rate Risk

Under our senior secured revolving credit facility, we have the ability to choose borrowing tenors from overnight to twelve months, which permits us to minimize the risk of interest rate fluctuations.  We have no borrowings outstanding under this facility as of September 30, 2012.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies.  In a higher interest rate environment, exhibiting a positive yield curve, we typically invest a portion of these funds in U.S. government treasury securities with maturities of up to three months.  Under these circumstances, if interest rates were to increase rapidly and substantially, in increments that were not reflected in the yields on these treasury securities, our net interest income from customer deposits would decrease.  Based upon investments outstanding at September 30, 2012, we had minimal exposure of this nature.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment.  Due to a currently low rate environment, a decrease of the U.S. benchmark interest rates to zero, or roughly 0.09%, would reduce our net interest income by approximately $1.6 million on an annualized basis.

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

Margin Credit

We extend margin credit to our customers, subject to various regulatory requirements.  Margin credit is collateralized by cash and securities in the customers’ accounts.  The risks associated with margin credit increase during periods of fast market movements or in cases where collateral is concentrated and market movements occur.  During such times, customers who utilize margin credit and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of a liquidation.  We are also exposed to credit risk when our customers execute transactions, such as short sales of options and equities that can expose them to risk beyond their invested capital.

We expect this kind of exposure to increase with growth in our overall business.  Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off-balance-sheet risk in the event that collateral collected from customers is not sufficient to fully cover losses that those customers may incur and if those customers fail to satisfy their obligations.  As of September 30, 2012, we had $9.4 billion in margin credit extended to our customers.  The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices.  Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve or the SEC portfolio margining regulations, as appropriate.  As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of September 30, 2012, in conjunction with the preparation of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.  Based on that evaluation, the CEO and CFO have concluded that while the material weakness in internal control over financial reporting, discussed later in this Item, continues to exist as of September 30, 2012, active measures are being taken, inclusive of the Remediation Plan also discussed later in this Item, to validate that the Company's disclosure controls and procedures in place will be effective to ensure that information required to be disclosed in the Company's periodic SEC filings is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes to Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting other than those described in this Item for the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

As disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, management had identified the existence of a material weakness in internal control over financial reporting related to the review and interpretation of complex accounting issues as having existed as of June 30, 2012.  In September 2012, management implemented a formal remediation plan to address this material weakness. Remediation efforts to date include, but are not limited to, the following:

•
Established an Accounting Policy Committee.  This committee, comprised of the CFO, Chief Accounting Officer (“CAO”) and internal financial accounting and reporting, as well as SEC, tax and regulatory reporting specialists, is charged with assessing, researching and concluding on the effects of significant transactions and recently issued or newly applicable official accounting guidance on the Company’s consolidated financial statements.  This collaborative effort is expected to enhance the existing policy that required a quarterly review by the CFO and Chief Accounting Officer (“CAO”) of such significant transactions and official accounting guidance.

•
A preliminary assessment was made during September 2012 in connection with preparations for reporting the Company’s results of operation and financial position for the quarter ended September 30, 2012.  This assessment was reviewed with the Company’s Audit Committee in September 2012 and was updated with the Audit Committee in October 2012 prior to the issuance of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.  Similar assessments and reviews with the Audit Committee will prospectively be conducted every quarter.

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

If our remediation plan is not successful, further material misstatements to the Company’s financial statements could occur.

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

Risks Related to Delays in Filing our Financial Statements for the Quarter Ended March 31, 2012:

The delayed filing of our Form 10−Q for the quarter ended March 31, 2012 rendered us ineligible to file registration statements on Form S−3, or to use our existing shelf registration statement on Form S−3 or our registration statement on Form S−8.  We expect future filings to be submitted timely and that in September 2013 we will again become eligible to file Form S-3 and Form S-8 registration Statements as a “well known seasoned issuer”.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit
Number	Description

10.1	Amended and Restated Operating Agreement of IBG LLC (filed as Exhibit 10.1 to the Quarterly Report on
Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**

10.2	Form of Limited Liability Company Operating Agreement of IBG Holdings LLC (filed as Exhibit 10.5 to
Amendment No. 1 to the Registration Statement on Form S-1 filed by the Company on February 12, 2007).**

10.3	Exchange Agreement by and among Interactive Brokers Group, Inc., IBG Holdings LLC, IBG LLC and the
Members of IBG LLC (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period
Ended September 30, 2009 filed by the Company on November 11, 2009).**

10.4	Tax Receivable Agreement by and between Interactive Brokers Group, Inc. and IBG Holdings LLC (filed as
Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the
Company on June 15, 2007).**

10.5	Interactive Brokers Group, Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.8 to Amendment No. 2 to the
Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+

10.6	Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan. (filed as Exhibit 10.9 to Amendment No. 2 to the
Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+

10.7	Interactive Brokers Group, Inc. Amendment to the Exchange Agreement . (filed as Exhibit 10.1 to the
Form 8-K filed by the Company on June 6, 2012).**+

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Extension Schema*

101.CAL	XBRL Extension Calculation Linkbase*

101.DEF	XBRL Extension Definition Linkbase*

101.LAB	XBRL Extension Label Linkbase*

101.PRE	XBRL Extension Presentation Linkbase*

**	Previously filed; incorporated herein by reference.

+	These exhibits relate to management contracts or compensatory plans or arrangements.

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012,
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

Date: November 9, 2012