Form 10-K
period 2012-12-31
Interactive Brokers Group, Inc.
filed 2013-03-08
CIK 1381197

Use these links to rapidly review the document

Index to Consolidated Financial Statements
Financial Statement Schedule

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2012

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

         The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $699,028,556 computed by reference to the $14.72 closing sale price of the common stock on the NASDAQ Global Select Market, on June 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter.

         As of March 1, 2013, there were 47,499,739 shares of the issuer's Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer's Class B common stock, par value $0.01 per share, outstanding.

         Documents Incorporated by Reference:    Portions of Registrant's definitive proxy statement for its 2012 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012

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

 PART I

ITEM 1.    BUSINESS

Overview

        Interactive Brokers Group, Inc. ("IBG, Inc." or the "Company") is an automated global electronic broker and market maker specializing in routing orders and executing and processing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 100 electronic exchanges and trading venues around the world. In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut, Chicago, Illinois and Jersey City, New Jersey. Abroad, we conduct business through offices located in Canada, England, Switzerland, Hong Kong, India, Australia and Japan. At December 31, 2012 we had 891 employees worldwide.

        IBG, Inc. is a holding company and our primary assets are our ownership of approximately 11.9% of the membership interests of IBG LLC (the "Group"), the current holding company for our businesses. We are the sole managing member of IBG LLC. On May 3, 2007, IBG, Inc. priced its initial public offering (the "IPO") of shares of common stock. In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC and began to consolidate IBG LLC's financial results into its financial statements. When we use the terms "we," "us," and "our," we mean IBG LLC and its subsidiaries for periods prior to the IPO, and IBG, Inc. and its subsidiaries (including IBG LLC) for periods from and after the IPO. Unless otherwise indicated, the term "common stock" refers to the Class A common stock of IBG, Inc.

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

        Our activities are divided into two principal business segments: (1) electronic brokerage and (2) market making:

  •
  As a direct market access broker, we serve the customers of both traditional brokers and prime brokers. We provide our customers with an advanced order management, trade execution and portfolio management platform at a very low cost. Our customers can simultaneously access different financial markets worldwide and trade across multiple asset classes (stocks, options, futures, foreign exchange ("forex"), bonds and mutual funds) denominated in 21 different currencies, on one screen, from a single account based in any major currency. Our large bank and broker-dealer customers may "white label" our trading interface (i.e., make our trading interface available to their customers without referencing our name), or can select from among our modular functionalities, such as order routing, trade reporting or clearing on specific products or exchanges where they may not have up-to-date technology, to offer their customers a complete global range of services and products. During the fourth quarter of 2011, we introduced the Interactive Brokers Information System ("IBIS"). IBIS is a comprehensive and customizable market information workspace, which provides subscribers with real-time market data, research, analytics, stock scanners, charts and alerts. To provide greater value to our customers we decided to make IBIS available to all of our existing customers free of charge this past year.

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

Segment Operating Results

		Year Ended December 31,
		2012	2011	2010
		(in millions)
Electronic Brokerage	Net revenues	$670.4	$691.5	$547.3
	Non-interest expenses	328.7	321.2	273.3

	Income before income taxes	$341.7	$370.3	$274.0

	Pre-tax profit margin	51%	54%	50%
Market Making	Net revenues	$459.6	$698.5	$379.2
	Non-interest expenses	271.0	285.3	291.0

	Income before income taxes	$188.6	$413.2	$88.2

	Pre-tax profit margin	41%	59%	23%
Corporate	Net revenues	$0.5	$(31.7)	$(4.4)
	Non-interest expenses	3.8	10.7	20.4

	Income (loss) before income taxes	$(3.3)	$(42.4)	$(24.8)

Total	Net revenues	$1,130.5	$1,358.3	$922.1
	Non-interest expenses	603.5	617.2	584.7

	Income before income taxes	$527.0	$741.1	$337.4

	Pre-tax profit margin	47%	55%	37%

        Financial information concerning our business segments for each of 2012, 2011 and 2010 is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the notes thereto, which are in Part II, Items 7 and 8 of this Annual Report on Form 10-K.

Electronic Brokerage—Interactive Brokers

        Electronic brokerage represented 59% of 2012 net revenues from electronic brokerage and market making combined. We conduct our electronic brokerage business through our Interactive Brokers ("IB") subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on the technology originally developed for our market making business, IB's systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost in multiple products and currencies from a single trading account.

        Since launching this business in 1993, we have grown to approximately 210,000 institutional and individual brokerage customers. We provide our customers with what we believe to be one of the most effective and efficient electronic brokerage platforms in the industry. The following are key highlights of our electronic brokerage business:

  •
  Low Costs—We provide our customers with among the lowest transaction costs in two ways. First, we offer among the lowest execution, commission and financing costs in the industry. Second, our customers benefit from our advanced routing of orders designed to achieve the best available trade price.

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

  •
  IB Universal AccountSM—From a single point of entry in one IB Universal AccountSM our customers are able to trade products denominated in 21 currencies, across multiple classes of tradable, exchange-listed products, including stocks, options, futures, bonds, forex and mutual funds traded on more than 100 exchanges and market centers and in 20 countries around the world seamlessly. We continue to grow our subsidiaries in India and Japan and our representative office in Shanghai, China. In the United Kingdom, we became a carrying broker, supporting customer trading in gold, silver and Contracts for Differences ("CFDs"), in 2011.

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

  •
  Money Manager Marketplace—This program is the first electronic meeting place that brings together wealth managers and money management advisors. Wealth managers, who focus on gathering client assets, can seek out money managers who have trading expertise in various asset classes and markets. Existing IB professional advisors can log into our account management system and view participating money managers and relevant information, make contact, link accounts and specify amounts for trading. And Money Managers who advertise their expertise in the marketplace can focus on trading, but gain access to a large pool of potential new clients by letting Wealth Advisors take care of client marketing and relationships.

        IB provides its customers with high-speed trade execution at low commission rates, in large part because it utilizes the backbone technology developed for Timber Hill's market making operations. As a result of our advanced electronic brokerage platform, IB attracts sophisticated and active investors. No single customer represents more than 1% of our commissions and execution fees.

Market Making—Timber Hill

        Market making represented 41% of 2012 net revenues from electronic brokerage and market making combined. We conduct our market making business through our Timber Hill ("TH") subsidiaries. As one of the largest market makers on many of the world's leading electronic exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over 867,000 tradable, exchange-listed products, including equity derivative products, equity index derivative products, equity securities and futures. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Historically, our profits have been principally a function of transaction volume and price volatility of electronic exchange-traded products rather than the direction of price movements. Other factors, including the ratio of actual to implied volatility and shifts in foreign currency exchange rates, can also have a meaningful impact on our results, as described further in "Business Environment" in Part II, Item 7 of this Annual Report on Form 10-K.

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

        We are a market leader in exchange-traded equity options and equity-index options and futures. Together with our electronic brokerage customers, in 2012 we accounted for approximately 9.7% of exchange-listed equity options traded worldwide and approximately 13.3% of exchange-listed equity options volume traded on those markets in which we actively trade, according to data received from exchanges worldwide. Our ability to make markets in such a large number of exchanges and market centers simultaneously around the world is one of our core strengths and has contributed to the large volumes in our market making business. We engage in market making operations in North and South America, Europe and in the Asia/Pacific regions as described below.

        North and South American Market Making Activities.    Our U.S. market making activities are conducted through Timber Hill LLC ("TH LLC"), a SEC-registered securities broker-dealer that conducts market making in equity derivative products, equity index derivative products and equity securities. Since its inception in 1982, TH LLC has grown to become one of the largest listed options market makers in the United States. As of December 31, 2012, TH LLC held specialist, primary market maker or lead market maker designations in options on approximately 1,190 underlying securities listed in the United States. TH LLC is a member of the Boston Options Exchange, BATS exchange, Chicago Board Options Exchange, Chicago Mercantile Exchange, Chicago Board of Trade, International Securities Exchange, NYSE AMEX Options Exchange, NYSE Arca, OneChicago, NASDAQ OMX PHLX and the New York Mercantile Exchange. TH LLC also conducts market making activities in Mexico at the MEXDER and the Mexican Stock Exchange and in Brazil at the São Paulo Stock Exchange and the Brazilian Mercantile and Futures Exchange. We conduct market making activities in Canada through our Canadian subsidiary, Timber Hill Canada Company ("THC") at the Toronto Stock Exchange and Montreal Exchange. In addition, we participate in stock trading at the notable Electronic Communications Networks ("ECNs") in both the U.S. and Canada.

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

Technology

        Our proprietary technology is the key to our success. We built our business on the belief that a fully computerized market making system that could integrate pricing and risk exposure information quickly and continuously would enable us to make markets profitably in many different financial instruments simultaneously. We believe that integrating our system with electronic exchanges and market centers results in transparency, liquidity and efficiencies of scale. Together with the IB SmartRoutingSM system and our low commissions, this reduces overall transaction costs to our customers and, in turn, increases our transaction volume and profits. Over the past 35 years, we have developed an integrated trading system and communications network and have positioned our company as an efficient conduit for the global flow of risk capital across asset and product classes on electronic exchanges around the world, permitting us to have one of the lowest cost structures in the industry. We believe that developing, maintaining and continuing to enhance our proprietary technology provides us and our customers with the competitive advantage of being able to adapt quickly to the changing environment of our industry and to take advantage of opportunities presented by new exchanges, products or regulatory changes before our competitors.

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

        In our electronic brokerage business, our proprietary technology infrastructure enables us to provide our customers with the ability to execute trades at among the lowest commission costs in the industry. Additionally, our customers benefit from real-time systems optimization for our market making business. Customer trades are both automatically captured and reported in real time in our system. Our customers trade on more than 100 exchanges and market centers in 20 countries around the world. All of these exchanges are partially or fully electronic, meaning that a customer can buy or sell a product traded on that exchange via an electronic link from his or her computer terminal through our system to the exchange. We offer our products and services through a global communications network that is designed to provide secure, reliable and timely access to the most current market information. We provide our customers with a variety of means to connect to our brokerage systems, including dedicated point-to-point data lines, virtual private networks and the Internet.

        Specifically, our customers receive worldwide electronic access connectivity through our Trader Workstation (our real-time Java-based trading platform), our proprietary Application Programming Interface ("API"), and/or industry standard Financial Information Exchange ("FIX") connectivity. Customers who want a professional quality trading application with a sophisticated user interface utilize our Trader Workstation. Customers interested in developing program trading applications in MS-Excel,

Java, Visual Basic or C++ utilize our API. Large institutions with FIX infrastructure prefer to use our FIX solution for seamless integration of their existing order gathering and reporting applications.

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

        Our internally-developed, fully integrated trading and risk management systems are unique and transact across all product classes on more than 100 markets and in 23 currencies around the world. These systems have the flexibility to assimilate new exchanges and new product classes without compromising transaction speed or fault tolerance. Fault tolerance, or the ability to maintain system performance despite exchange malfunctions or hardware failures, is crucial to successful market making and ensuring best executions for brokerage customers. Our systems are designed to detect exchange malfunctions and quickly take corrective actions by re-routing pending orders.

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

        For over 35 years, we have built and continuously refined our automated and integrated, real-time systems for world-wide trading, risk management, clearing and cash management, among others. We have also assembled a proprietary connectivity network between us and exchanges around the world. Efficiency and speed in performing prescribed functions are always crucial requirements for our systems. As a result, our trading systems are able to assimilate market data, recalculate and distribute streaming quotes for tradable products in all product classes each second.

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

        We actively manage our global currency exposure on a continuous basis by maintaining our equity in a basket of currencies we call the GLOBAL. In 2011, we expanded the composition of the GLOBAL from six to 16 currencies to better reflect the expanding breadth of our businesses around the world. We define the GLOBAL as consisting of fractions of a U.S. dollar, Euro, Japanese yen, British pound, Canadian dollar, Australian dollar, Swiss franc, Hong Kong dollar, Swedish krona, Mexican peso, Danish krone, Norwegian krone, South Korean won, Brazilian real, Indian rupee and Singapore dollar. The Company currently transacts business and is required to manage balances in each of these 16 currencies. The currencies comprising the GLOBAL and their relative proportions can change over time. Additional information regarding our currency hedging strategy is set forth in "Quantitative and Qualitative Disclosures About Market Risk" in Part II, Item 7A of this Annual Report on Form 10-K.

Electronic Brokerage

        IB calculates margin requirements for each of its customers on a real-time basis across all product classes (stocks, options, futures, forex, bonds and mutual funds) and across all currencies. Recognizing that IB's customers are experienced investors, we expect our customers to manage their positions proactively and we provide tools to facilitate our customers' position management. However, if a customer's equity falls below what is required to support that customer's margin, IB will automatically liquidate positions on a real-time basis to bring the customer's account into margin compliance. We do this to protect IB, as well as the customer, from excessive losses and further contributes to our low-cost structure. The entire credit management process is completely automated, and IB does not employ a margin department.

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

        Over the years, we have expanded our market presence and the number of financial instruments in which we make markets. This diversification acts as a passive form of portfolio risk management.

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

        The adaptability of our portfolio risk management system and trading methods have allowed us to expand the number of financial instruments traded and the number of markets on which we trade.

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

Clearing and Margining

        Our activities in the United States are entirely self-cleared. We are a full clearing member of The Options Clearing Corporation ("OCC"), the Chicago Mercantile Exchange Clearing House ("CMECH"), The Depository Trust Clearing Corporation and ICE Clear U.S.

        Due to our large positions in broad based index products, we benefit from the cross-margin system maintained by OCC and CMECH. For example, if we hold a position in an OCC-cleared product and have an offsetting position in a CMECH cleared product, the cross-margin computation takes both positions into account, thereby reducing the overall margin requirement. The reduced margin benefit proves especially useful during times of market stress, such as on days with large price movements when intra-day margin calls may be reduced or eliminated by the cross-margin calculation.

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

        We currently service approximately 210,000 cleared customer accounts. Our customers reside in approximately 175 countries around the world.

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

        As of December 31, 2012, we had 891 employees, all of whom were employed on a full-time basis. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

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

        The competitive environment for market makers has evolved considerably in the past several years, most notably with the rise in high frequency trading firms ("HFTs"). HFTs transact significant trading volume on electronic exchanges by using complex algorithms and high speed execution software that analyzes market conditions. Before 2010, many HFTs that were not registered market makers were able to act similarly to market makers on exchanges that maintain a traditional fee model, and use their customer status to gain advantages over registered market makers. In particular, they did not pay exchange fees and their orders were given priority over registered market makers who were bidding and offering at the same prices. In early 2010, several exchanges implemented rules to remove these advantages and charge HFTs exchanges fees, thus helping to level the playing field for market participants. However, HFTs that are not registered market makers operate with fewer regulatory restrictions and are able to move more quickly and trade more cheaply. This is currently an area of focus amongst regulators who are examining the practices of HFTs and their impact on market structure.

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

        At December 31, 2012, aggregate excess regulatory capital for all of the operating companies was $2.56 billion.

        TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the CFTC's minimum financial requirements (Regulation 1.17), and THE is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement. Additionally, THSHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, THA is subject to the Australian Stock Exchange liquid capital requirement, THC and IBC are subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, IBUK is subject to the U.K. Financial Services Authority financial resources requirement, IBI is subject to the National Stock Exchange of India net capital requirements and IBSJ is subject to the Japanese

Financial Supervisory Agency capital requirements. The following table summarizes capital, capital requirements and excess regulatory capital (millions):

	Net Capital/ Eligible Equity	Requirement	Excess
IB LLC	$1,633	$219	$1,414
TH LLC	394	42	352
THE	646	211	435
Other regulated Operating Companies	379	24	355

	$3,052	$496	$2,556

        At December 31, 2012, all of the operating companies were in compliance with their respective regulatory capital requirements. For additional information regarding our net capital requirements see Note 17 to the consolidated financial statements in Part II , Item 8 of this Annual Report on Form 10-K.

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

        To further enhance the protection of our customers' assets, in 2011 IB LLC sought and received approval from FINRA to perform and report the reserve computation on a daily basis, instead of once per week. IB LLC initiated daily computations in December 2011, along with daily adjustments of the money set aside in safekeeping for our customers.

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

Dodd-Frank Reform Act

        The Dodd-Frank Wall Street Reform and Consumer Protection Act will be imposing stricter reporting and disclosure requirements on the financial services industry. Management is monitoring this and other accounting and regulatory rulemaking developments for their potential effect on the Company's financial statements and internal controls over financial reporting.

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

        In Canada, both THC and IBC are subject to the Investment Industry Regulatory Organization of Canada ("IROC") risk adjusted capital requirement. In Switzerland, THE is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement. In Australia, THA is subject to the Australian Stock Exchange liquid capital requirement. In the United Kingdom, IBUK is subject to the U.K Financial Services Authority financial resources requirement.

        In India, IBI is subject to the National Stock Exchange and Bombay Stock Exchange capital requirements. In Japan, IBSJ is subject to the Financial Supervisory Agency, the Osaka Securities Exchange and the Tokyo Stock Exchange capital requirements.

Executive Officers and Directors of Interactive Brokers Group, Inc.

        The following table sets forth the names, ages and positions of our current directors and executive officers.

Name	Age	Position
Thomas Peterffy	68	Chairman of the Board of Directors, Chief Executive Officer and President
Earl H. Nemser	65	Vice Chairman and Director
Paul J. Brody	52	Chief Financial Officer, Treasurer, Secretary and Director
Thomas A. Frank	57	Executive Vice President and Chief Information Officer
Milan Galik	46	Senior Vice President, Software Development and Director
Lawrence E. Harris	56	Director
Hans R. Stoll	73	Director
Ivers W. Riley	80	Director
Richard Gates	41	Director

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

        Paul J. Brody.    Mr. Brody joined us in 1987 and has served as Chief Financial Officer since December 2003. Mr. Brody serves as a director and/or officer for various subsidiaries of IBG LLC. From 2005 to 2012 Mr. Brody served as a director, and for a portion of that time as member Vice Chairman, of The Options Clearing Corporation, of which Timber Hill LLC and Interactive Brokers LLC are members. He also serves as a director of Quadriserv Inc., an electronic securities lending platform provider. Mr. Brody received a Bachelor of Arts degree in economics from Cornell University in 1982.

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

        Richard Gates.    Mr. Gates co-founded TFS Capital in 1997. TFS is an independent advisory firm that has been dedicated to the construction of quantitative models that are designed to identify market inefficiencies. As a portfolio manager at this firm, he oversees several hedge funds and mutual funds that take both long and short positions in equities and futures. At TFS, his focus is on trade execution, factor research and business development. Mr. Gates graduated from the University of Virginia in 1994 with a bachelor's degree in Chemical Engineering. As a result of these professional and other experiences, Mr. Gates possesses particular knowledge and experience in a variety of areas, including trade execution and evaluation of new trading technologies and platforms that strengthens the Board's collective knowledge, capabilities and experience.

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

        Thomas Peterffy, our founder, Chairman and Chief Executive Officer, and his affiliates beneficially own approximately 86.3% of the economic interests and all of the voting interests in Holdings, which owns all of our Class B common stock, representing approximately 88.1% of the combined voting power of all classes of our voting stock. As a result, Mr. Peterffy has the ability to elect all of the members of our board of directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, material expansions or contractions of our business, entry into new lines of business, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on our common stock. In addition, Mr. Peterffy is able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could discourage potential takeover attempts that other stockholders may favor and could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and this may adversely affect the market price of our common stock.

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

        We are a holding company and our primary assets are our approximately 11.9% equity interest in IBG LLC and our controlling interest and related rights as the sole managing member of IBG LLC and, as such, we operate and control all of the business and affairs of IBG LLC and are able to consolidate IBG LLC's financial results into our financial statements. We have no independent means of generating revenues. IBG LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, its taxable income is allocated on a pro rata basis to Holdings and us. Accordingly, we incur income taxes on our proportionate share of the net taxable income of IBG LLC, and also incur expenses related to our operations. We intend to cause IBG LLC to distribute cash to its members in amounts at least equal to that necessary to cover their tax liabilities, if any, with respect to the earnings of IBG LLC. To the extent we need funds to pay such taxes, or for any other purpose, and IBG LLC is unable to provide such funds, it could have a material adverse effect on our business, financial condition or results of operations.

We are required to pay Holdings for the benefit relating to additional tax depreciation or amortization deductions we claim as a result of the tax basis step-up our subsidiaries received in connection with our IPO and certain subsequent redemptions of Holdings membership interests.

        In connection with our IPO, we purchased interests in IBG LLC from Holdings for cash. In August 2011, in connection with a redemption of Holdings membership interests, we acquired additional interests in IBG LLC by issuing shares of Class A common stock in exchange for an equivalent number of shares of member interests in IBG LLC (the "2011 Redemption"). In addition, IBG LLC membership interests held by Holdings may be sold in the future to us and financed by our issuances of shares of our common stock. The initial purchase and the 2011 Redemption did, and the subsequent purchases may, result in increases in the tax basis of the tangible and intangible assets of IBG LLC and its subsidiaries that otherwise would not have been available. Such increase will be approximately equal to the amount by which our stock price at the time of the purchase exceeds the income tax basis of the assets of IBG LLC underlying the IBG LLC interests acquired by us. These increases in tax basis will result in increased deductions in computing our taxable income and resulting tax savings for us generally over the 15 year period which commenced with the initial purchase. We have agreed to pay 85% of these tax savings, if any, to Holdings as they are realized as additional consideration for the IBG LLC interests that we acquire.

        As a result of the IPO and the 2011 Redemption, the increase in the tax basis attributable to our interest in IBG LLC is $0.96 billion. The tax savings that we would actually realize as a result of this increase in tax basis likely would be significantly less than this amount multiplied by our effective tax rate due to a number of factors, including the allocation of a portion of the increase in tax basis to foreign or non-depreciable fixed assets, the impact of the increase in the tax basis on our ability to use foreign tax credits and the rules relating to the amortization of intangible assets, for example. Based on current facts and assumptions, including that subsequent purchases of IBG LLC interests will occur in fully taxable transactions, the potential tax basis increase resulting from the initial and future purchases of the IBG LLC interests held by Holdings could be as much as $1.57 billion. The tax receivable agreement requires 85% of such tax savings, if any, to be paid to Holdings, with the balance to be retained by us. The actual increase in tax basis depends, among other factors, upon the price of shares of our common stock at the time of the purchase and the extent to which such purchases are taxable and, as a result, could differ materially from this amount. Our ability to achieve benefits from any such increase, and the amount of the payments to be made under the tax receivable agreement, depends upon a number of factors, as discussed above, including the timing and amount of our future income.

        The tax basis of $1.57 billion assumes that (a) all remaining IBG LLC membership interests held by Holdings are purchased by the Company and (b) such purchases in the future are made at prices that reflect the closing share price at December 31, 2012. In order to have a $1.57 billion tax basis, the offering price per share of Class A common stock in such future public offering will need to exceed the then current cost basis per share of Class A common stock by approximately $1.74.

        If either immediately before or immediately after any purchase or the related issuance of our stock, the Holdings members own or are deemed to own, in the aggregate, more than 20% of our outstanding stock, then all or part of any increase in the tax basis of goodwill may not be amortizable and, thus, our ability to realize the annual tax savings that otherwise would have resulted if such tax basis were amortizable may be significantly reduced. Although the Holdings members are prohibited under the exchange agreement among us, IBG LLC, Holdings and the historical members of IBG LLC (the "Exchange Agreement") from purchasing shares of Class A common stock, grants of our stock to employees and directors who are also members or related to members of Holdings and the application of certain tax attribution rules, such as among family members and partners in a partnership, could result in Holdings members being deemed for tax purposes to own shares of Class A common stock.

        If the IRS successfully challenges the tax basis increase, under certain circumstances, we could be required to make payments to Holdings under the tax receivable agreement in excess of our cash tax savings.

Our senior secured revolving credit facility imposes certain restrictions. A failure to comply with these restrictions could lead to an event of default, resulting in an acceleration of indebtedness, which may affect our ability to finance future operations or capital needs, or to engage in other business activities.

        As of December 31, 2012, our total indebtedness (consisting of the aggregate amounts outstanding under senior notes, senior secured revolving credit facility and short-term borrowings) was approximately $110.4 million. On May 17, 2012, IBG LLC entered into a new $100 million three-year senior secured revolving credit facility with a syndicate of banks. This credit facility replaced a similar two-year facility that was expiring on May 18, 2012. At maturity, subject to meeting certain terms of the facility, IBG LLC will have an option to convert the facility to a one-year term loan. IBG LLC is the sole borrower under this credit facility, which is required to be guaranteed by IBG LLC's domestic non-regulated subsidiaries (currently there are no such entities). In addition, subject to restrictions in our senior secured revolving credit facility and our senior notes, we may incur additional first-priority secured borrowings under the senior secured revolving credit facility.

        In January 2012, the Company decided to discontinue the Senior Notes Program. It is the Company's intention that no new Senior Notes will be issued. All previously issued Senior Notes, $101.4 million outstanding as of December 31, 2011, were redeemed prior to December 31, 2012.

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

        The members of Holdings have the right to cause the redemption of their Holdings membership interests over time in connection with offerings of shares of our common stock. We intend to sell additional shares of common stock in public offerings in the future, which may include offerings of our common stock to finance future purchases of IBG LLC membership interests which, in turn, will finance corresponding redemptions of Holdings membership interests. These offerings and related transactions were anticipated to occur on or about each of the first eight years following the IPO. Given the absence of any public offering subsequent to our IPO in 2007 through 2010 (and the relatively minor amount associated with the 2011 redemption) and depending on the timing of redemptions, this offering schedule will be extended into the future in accordance with an exchange agreement among us, IBG LLC, Holdings and the historical members of IBG LLC. The size and occurrence of these offerings may be affected by market conditions. We may also issue additional shares of common stock or convertible debt securities to finance future acquisitions or business combinations. We currently have approximately 47.5 million outstanding shares of common stock. Assuming no anti-dilution adjustments based on combinations or divisions of our common stock, the offerings referred to above could result in the issuance by us of up to an additional approximately 352.7 million shares of common stock. It is possible, however, that such shares could be issued in one or a few large transactions.

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

        The success of our market making business is substantially dependent on the accuracy of our proprietary pricing mathematical model, which continuously evaluates and monitors the risks inherent in our portfolio, assimilates market data and reevaluates our outstanding quotes each second. Our model is designed to automatically rebalance our positions throughout the trading day to manage risk exposures on our positions in options, futures and the underlying securities. In the event of a flaw in our pricing model and/or a failure in the related software, our pricing model may lead to unexpected and/or unprofitable trades, which may result in material trading losses.

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

        As a holding company for our interest in IBG LLC, we will be dependent upon the ability of IBG LLC to generate earnings and cash flows and distribute them to us so that we may pay any dividends to our stockholders. To the extent (if any) that we have excess cash, any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial conditions, cash requirement, contractual restrictions and other factors that our board of directors may deem relevant. In December 2010 and December 2012, special cash dividends were paid to holders of our common stock. Since the second quarter of 2011, the Company has declared and paid a quarterly cash dividend of $0.10 per share. Although not required, we currently intend to pay quarterly dividends of $0.10 per share to our common stockholders for the foreseeable future.

Regulatory and legal uncertainties could harm our business.

        The securities and derivatives businesses are heavily regulated. Firms in financial service industries have been subject to an increasingly regulated environment over recent years, and penalties and fines sought by regulatory authorities have increased accordingly. This regulatory and enforcement environment has created uncertainty with respect to various types of transactions that historically had been entered into by financial services firms and that were generally believed to be permissible and appropriate. Our broker-dealer subsidiaries are subject to regulations in the United States and abroad covering all aspects of their business. Regulatory bodies include, in the United States, the SEC, FINRA, the Board of Governors of the Federal Reserve System, the Chicago Board Options Exchange, the Chicago Mercantile Exchange, the Commodity Futures Trading Commission, and the National Futures Association; in Switzerland, the Swiss Financial Market Supervisory Authority; in the United Kingdom, the Financial Services Authority; in Hong Kong, the Securities and Futures Commission; in Australia, the Australian Securities and Investment Commission; in India, the Securities and Exchange Board of India; in Canada, the Investment Industry Regulatory Organization of Canada and various Canadian securities commissions; and in Japan, the Financial Supervisory Agency and the Japan Securities Dealers Association. Our mode of operation and profitability may be directly affected by additional legislation changes in rules promulgated by various domestic and foreign government agencies and self-regulatory organizations that oversee our businesses, and changes in the interpretation or enforcement of existing laws and rules, including the potential imposition of transaction taxes. Noncompliance with applicable laws or regulations could result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market or the revocation or limitation of licenses. Noncompliance with applicable laws or regulations could adversely affect our reputation, prospects, revenues and earnings. In addition, changes in current laws or regulations or in governmental policies could adversely affect our operations, revenues and earnings.

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

        During 2012, approximately 26% of our net revenues were generated by our operating companies outside the United States. We are exposed to risks and uncertainties inherent in doing business in international markets, particularly in the heavily regulated brokerage industry. Such risks and uncertainties include political, economic and financial instability; unexpected changes in regulatory requirements, tariffs and other trade barriers; exchange rate fluctuations; applicable currency controls; and difficulties in staffing, including reliance on newly hired local experts, and managing foreign operations. These risks could cause a material adverse effect on our business, financial condition or results of operations.

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

We have identified a material weakness in our internal control over financial reporting.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. As disclosed in Item 9A, "Controls and Procedures," management identified a material weakness in our internal control over financial reporting related to the review and interpretation of complex accounting issues, specifically, redeemable noncontrolling interests in IBG LLC attributable to Holdings and stock based compensation. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control—An Integrated Framework. We have been actively engaged in developing and implementing a remediation plan designed to address this material weakness. As of December 31, 2012, we believe that significant progress has been made toward remediation. If our remedial measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

We may face risks related to recent restatements of our financial statements.

        We previously restated our consolidated financial statements for the three years ended December 31, 2011 principally to correct for errors in the review and interpretation of complex accounting issues, specifically, redeemable noncontrolling interests in IBG LLC attributable to Holdings and stock based compensation. Companies that restate their financial statements sometimes face litigation claims from third parties or stockholders and/or enforcement proceedings by the SEC following such a restatement. We could face monetary judgments, penalties or other sanctions which could adversely affect the financial condition, results of operations or cash flows of the Company or any of its subsidiaries and could cause our stock price to decline.

Risks related to delays in filing our financial statements for the quarter ended March 31, 2012.

        The delayed filing of our Form 10-Q for the quarter ended March 31, 2012 rendered us ineligible to file registration statements on Form S-3, or to use our existing shelf registration statement on Form S-3. We expect future filings to be submitted timely and that in September 2013 we will again become eligible to file a Form S-3 registration statement as a "well known seasoned issuer".

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

        The following table sets forth certain information with respect to our leased facilities:

Location	Space (sq. feet)	Expiration	Principal Usage
Greenwich, CT	81,266	2019	Headquarters and data center
Greenwich, CT	37,404	2019	Office space
Jersey City, NJ	5,869	2018	Office space
Chicago, IL	61,492	2017	Office space and data center
Washington, D.C.	745	2013	Office space
Montreal, Canada	4,566	2014	Office space
London, United Kingdom	2,283	2015	Office space
Zug, Switzerland	27,115	2015	Office space and data center
Sydney, Australia	2,649	2014	Office space
Hong Kong	7,846	2015	Office space and data center
Budapest, Hungary	4,297	2013	Office space
St. Petersburg, Russia	2,563	2013	Office space
Tallinn, Estonia	3,638	2016	Office space
Mumbai, India	5,700	2015	Office space
Tokyo, Japan	2,161	2014	Office space
Shanghai, China	2,177	2014	Office space

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

Trading Technologies Matter

        On February 3, 2010, Trading Technologies International, Inc. ("Trading Technologies") filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division,

against Interactive Brokers Group, Inc., IBG LLC, Holdings, and Interactive Brokers LLC. Thereafter, Trading Technologies dismissed Interactive Brokers Group, Inc. and Holdings from the case, leaving only IBG LLC and Interactive Brokers LLC as defendants ("Defendants"). The operative complaint, as amended, alleges that the Defendants have infringed and continue to infringe twelve U.S. patents held by Trading Technologies. Trading Technologies is seeking, among other things, unspecified damages and injunctive relief. The case is in the early stages and discovery has yet to begin. While it is too early to predict the outcome of the matter, we believe we have meritorious defenses to the allegations made in the complaint and intend to defend ourselves vigorously against them. However, litigation is inherently uncertain and there can be no guarantee that the Company will prevail or that the litigation can be settled on favorable terms.

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

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

        The following table shows the high and low sale prices for the periods indicated for the Company's common stock, as reported by NASDAQ.

		Sales Price
		High	Low
2011
	First Quarter	$18.20	$15.40
	Second Quarter	$17.64	$15.17
	Third Quarter	$16.00	$13.08
	Fourth Quarter	$15.38	$13.39
2012
	First Quarter	$17.39	$15.00
	Second Quarter	$17.43	$14.06
	Third Quarter	$14.73	$13.38
	Fourth Quarter(1)	$15.29	$13.56
2013	Year-to-date February 25, 2013	$15.14	$13.61

(1)
In December 2012, the Company paid a special cash dividend of $1.00 per share to its common shareholders.

        The closing price of our common stock on February 25, 2013, as reported by NASDAQ, was $14.55 per share.

Holders

        On February 21, 2013, there were 3 holders of record, which does not reflect those shares held beneficially or those shares held in "street" name. Accordingly, the number of beneficial owners of our common stock exceeds this number.

Dividends and Other Restrictions

        In December 2010, the Company effected a series of dividend payments, including a dividend of $1.79 per share, which was paid to the Company's common shareholders. In December 2012, the Company paid a special dividend of $1.00 per share to the Company's common shareholders. During the second quarter of 2011, the Company declared and paid a cash dividend of $0.10 per share and has continued this quarterly dividend policy through the current fiscal year end and into the first quarter of 2013. We currently intend to pay quarterly dividends of $0.10 per share to our common stockholders for the foreseeable future.

        Restrictions contained in our loan agreements limit our ability to pay dividends on our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Part II Item 7 of this Annual Report on Form 10-K.

Stockholder Return Performance Graph

        The following graph compares cumulative total stockholder return on our common stock, the S&P 500 Index and the NASDAQ Financial-100 Index from December 31, 2007 to December 31, 2012. The comparison assumes $100 was invested on December 31, 2007 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes.

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

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information about shares of common stock available for future awards under all of the Company's equity compensation plans as of December 31, 2012. The Company has not made grants of common stock outside of its equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	N/A	N/A	2,694,537
Equity compensation plans not approved by security holders	N/A	N/A	—

Total	—	—	2,694,537

(1)
Amount represents shares available for future issuance of grants under the Company's 2007 Stock Incentive Plan ("SIP"). The amount excludes forfeitures and shares purchased from employees to satisfy their tax withholding obligations for vested shares, which are held as treasury stock. On June 15, 2011, the Company filed a Registration Statement on Form S-8 (File No. 333-174913) to register an additional 10,800,000 shares to be distributed under the SIP. This increased the total number of shares available to be distributed under this plan to 20,000,000 shares, from 9,200,000 shares. There are no shares available for future issuance of grants under the 2007 ROI Unit Stock Plan; all shares under this plan have been granted.

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables set forth selected historical consolidated financial and other data of IBG, Inc. They are presented for the years ended, and as of, December 31, 2008, 2009, 2010, 2011 and 2012.

        On May 3, 2007, IBG, Inc. priced its initial public offering of shares of Common Stock. In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC, became the sole managing member for IBG LLC and began to consolidate IBG LLC's financial results into its financial statements. The consolidated statements of financial condition data as of December 31, 2008, 2009, 2010, 2011 and 2012 reflect the audited condensed consolidated statements of financial condition of IBG, Inc. and its subsidiaries.

        The following selected historical consolidated financial and other data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of

Operations," and the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in millions, except share and per share data)
Consolidated Statement of Comprehensive Income Data:
Revenues:
Trading gains	$435.1	$665.2	$368.6	$633.9	$1,304.0
Commissions and execution fees	412.6	456.2	386.8	353.0	359.5
Interest income	268.4	280.2	172.5	121.6	437.2
Other income	76.4	43.0	60.4	61.3	81.7

Total revenues	1,192.5	1,444.6	988.3	1,169.8	2,182.4
Interest expense	62.0	86.3	66.2	69.5	332.0

Total net revenues	1,130.5	1,358.3	922.1	1,100.3	1,850.4

Non-interest expenses:
Execution and clearing	251.0	281.3	272.6	273.2	322.7
Employee compensation and benefits	244.5	216.3	203.6	182.0	164.9
Occupancy, depreciation and amortization	38.8	37.1	37.3	40.4	37.7
Communications	23.3	23.6	23.5	22.8	18.7
General and administrative	45.9	58.9	47.7	43.6	63.3

Total non-interest expenses	603.5	617.2	584.7	562.0	607.3

Income before income taxes	527.0	741.1	337.4	538.3	1,243.1
Income tax expense	30.0	53.9	60.3	54.1	128.0

Net Income	497.0	687.2	277.1	484.2	1,115.1
Less Income attributable to noncontrolling interests(1)	456.3	625.3	286.7	448.4	1,022.5

Net income (loss) attributable to common stockholders(2)	$40.7	$61.9	$(9.6)	$35.8	$92.6

Earnings per share(2)
Basic	$0.89	$1.39	$(0.23)	$0.80	$2.38

Diluted	$0.89	$1.37	$(0.23)	$0.79	$2.32

Weighted average common shares outstanding
Basic	46,814,676	43,924,554	41,870,926	40,973,290	40,434,273
Diluted	47,070,522	44,364,902	42,498,705	41,799,489	41,461,018
Comprehensive income:
Net income (loss)	$40.7	$61.9	$(9.6)	$35.8	$92.6
Other comprehensive income (loss):
Cumulative translation adjustment, before income taxes	2.2	(4.5)	16.3	11.1	(0.3)
Income taxes related to items of other comprehensive income(3)	(9.1)	(1.8)	6.0	4.1	(0.1)

Other comprehensive income (loss), net of tax	11.3	(2.7)	10.3	7.0	(0.2)

Comprehensive income attributable to common stockholders	$52.0	$59.2	$0.7	$42.8	$92.4

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	$456.3	$625.3	$286.7	$448.4	$1,022.5
Other comprehensive income (loss)—cumulative translation adjustment	17.0	(27.8)	132.2	93.7	(1.4)

Comprehensive income attributable to noncontrolling interests	$473.3	$597.5	$418.9	$542.1	$1,021.1

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

(2)
In 2011, earnings per share were impacted by a tax benefit that the Company recognized during preparation of its 2010 income tax returns. In connection with the special dividend paid by our Swiss operating company in December 2010, we were able to capture additional foreign tax credits, which resulted in an estimated $0.12 increase in diluted earnings per share.

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

During 2010, the Company also paid a dividend equivalent to employees holding unvested shares in our Stock Incentive Plan which was recorded as compensation expense.

In summary, the 2010 transactions reduced diluted EPS by approximately $0.71 for the year ended December 31, 2010.

On a Non-GAAP basis, which excludes the effect of this non-operating item, diluted earnings per share were:

Year ended December 31, 2010
Diluted earnings per share as reported	$(0.23)
Effect of special dividend on earnings per share	0.71

Adjusted diluted earnings per share	$0.48

  This Non-GAAP measure is discussed in further detail in "Non-GAAP Financial Measures" and for a full GAAP to Non-GAAP reconciliation see "GAAP to Non-GAAP Reconciliation and Footnotes" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 78 in this Annual Report on Form 10-K.

(3)
During the preparation of the consolidated financial statements for the year ended December 31, 2012, the Company determined that deferred income taxes had been provided for on OCI for certain of its foreign subsidiaries in error. Accordingly, deferred income taxes of $9.2 million, previously provided on OCI in periods from 2007 through 2011, were reversed.

	December 31,
	2012	2011	2010	2009	2008
	(in millions)
Cash, cash equivalents and short-term investments(1)	$14,525.9	$12,140.8	$9,578.6	$7,948.5	$6,651.4
Total assets(2)(3)	$33,199.6	$30,404.4	$28,500.0	$26,606.7	$28,357.5
Total liabilities(3)	$28,386.5	$25,592.4	$24,207.0	$21,644.0	$23,887.6
Redeemable noncontrolling interests(4)	$0.0	$5,269.6	$6,320.8	$6,318.4	$6,396.8
Stockholders' equity(5)	$598.5	$(459.5)	$(2,029.2)	$(1,356.8)	$(1,927.7)
Non-controlling interests	$4,214.6	$1.8	$1.5	$1.2	$0.9

(1)
Cash, cash equivalents and short-term investments represent cash and cash equivalents, cash and securities segregated under federal and other regulations, short-term investments and securities purchased under agreements to resell.

(2)
At December 31, 2012, approximately $32.77 billion, or 98.7%, of total assets were considered to be liquid and consisted primarily of cash, marketable securities and collateralized receivables.

(3)
As a result of our acquisition from Holdings of IBG LLC membership interests, we received not only an interest in IBG LLC but also, for federal income tax purposes, a step-up to the federal income tax basis of the assets of IBG LLC underlying such additional interest. This increased tax basis is expected to result in tax benefits as a result of increased amortization deductions. We will retain 15% of the tax benefits actually realized. As set forth in the tax receivable agreement we entered into with Holdings, we will pay the remaining 85% of the realized tax benefits relating to any applicable tax year to Holdings. The deferred tax asset was $281.6 million, $297.9 million, $313.6 million, $333.3 million and $351.6 million and the corresponding payable to Holdings was $258.6 million, $271.6 million, $284.9 million, $299.0 million and $313.8 million at December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(4)
As discussed in Note 4 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, prior to June 6, 2012, the Company reported Holdings' interests in IBG LLC as redeemable noncontrolling interests, at redemption value and separate from equity. Redemption value for these redeemable noncontrolling interests was measured as the number of equivalent shares of IBG LLC member interests owned by Holdings multiplied by the then current market price per share of the Company's common stock. The excess of the redemption value over the book value of these interests, which did not affect net income attributable to common stockholders or cash flows, was required to be accounted for as a reduction of the Company's stockholders' equity in the consolidated statement of financial condition. These fair value adjustments had the effect of decreasing reported stockholders' equity by $1.0 billion, $2.5 billion, $1.9 billion and $2.4 billion as of December 31, 2011, 2010, 2009 and 2008, respectively. Accordingly, the above condensed consolidated statement of financial condition information is presented as if ASC 810-10 and ASC 480-10-S99 had been applied historically.

(5)
In December of 2010 and 2012, the Company paid special cash dividends of $1.79 and $1.00 per share, respectively, to holders of the Company's common stock. The payment of these dividends resulted in a decrease in the Company's stockholders' equity (deficit) balances from prior years.

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

Overview of Recapitalization Transactions and Our Organizational Structure

        Prior to the IPO, we had historically conducted our business through a limited liability company structure. Our primary assets are our ownership of approximately 11.9% of the membership interests of IBG LLC, the current holding company for our businesses, and our controlling interest and related contractual rights as the sole managing member of IBG LLC. The remaining approximately 88.1% of IBG LLC membership interests are held by Holdings, a holding company that is owned by our founder, Chairman and Chief Executive Officer, Thomas Peterffy, and his affiliates, management and other employees of IBG LLC, and certain other members. The IBG LLC membership interests held by Holdings will be subject to purchase by us over time in connection with offerings by us of shares of our common stock.

        Purchases of IBG LLC membership interests, held by Holdings, by the Company are governed by the Exchange Agreement, a copy of which was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed with the SEC on November 9, 2009. The Exchange Agreement, as amended June 6, 2012, provides that the Company may facilitate the redemption by Holdings of interests held by its members through the issuance of shares of common stock through a public offering in exchange for the interests in IBG LLC being redeemed by Holdings. The June 6, 2012 amendment (the "Amendment"), which was filed as an exhibit to our Form 8-K filed with the SEC on June 6, 2012, eliminated from the Exchange Agreement an alternative funding method, which provided that upon approval by the board of directors and by agreement of the Company, IBG LLC and Holdings, redemptions could be made in cash.

        At the time of the Company's IPO in 2007, three hundred sixty (360) million shares of authorized Common Stock were reserved for future sales and redemptions. From 2008 through 2010, Holdings redeemed 5,013,259 IBG LLC shares for a total of $114 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption these IBG LLC shares were retired.

        In June 2011, with the consent of Holdings and the Company (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed to redeem certain membership interests from

Holdings through the sale of common stock and to distribute the proceeds of such sale to the beneficial owners of such membership interests. On August 4, 2011, the Company filed a "shelf" Registration Statement on Form S-3 with the SEC for the issuance of additional shares in connection with Holdings requesting redemption of a portion of its member interests in IBG LLC. On August 4, 2011, a Prospectus Supplement (File Number 333-176053) was filed by the Company with the SEC to issue 1,983,624 shares of common stock (with a fair value of $29 million) in exchange for an equivalent number of shares of member interests in IBG LLC.

        As part of a redeployment of the Company's capital to its shareholders, the Company affected a series of dividend payments, including a dividend of $1.79 per share, which was paid to the Company's common shareholders in December 2010. In December 2012, the company declared and paid a special dividend of $1.00 per share to its common shareholders. During the second quarter of 2011, the Company declared and paid a cash dividend of $0.10 per share and has continued this quarterly dividend policy through the current fiscal year end. We expect to pay a quarterly dividend of $0.10 per share to our common stockholders for the foreseeable future.

Business Segments

        The Company reports its results in two business segments, electronic brokerage and market making. These segments are analyzed separately as we derive our revenues from these two principal business activities as well as allocate resources and assess performance.

  •
  Electronic Brokerage.  We conduct our electronic brokerage business through our IB subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on the technology originally developed for our market making business, IB's systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account. We offer our customers access to all classes of tradable, primarily exchange-listed products, including stocks, bonds, options, futures, forex and mutual funds traded on more than 100 exchanges and market centers and in 20 countries around the world seamlessly.

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

Business Environment

        Throughout 2012, investors endured an extended period of uncertainty as they awaited key economic and political events to play out, including the continuation of talks to resolve the Euro zone debt crisis, the U.S. presidential election and the looming fiscal cliff. Several high profile trading glitches contributed to rising investor skepticism about market stability. Waning confidence by market participants likely contributed to falling exchange traded volumes and volatility levels throughout the year as investors were unsure where to invest and kept high levels of cash. These market conditions dampened our results in both the electronic brokerage and market making segments, which rely on growing investor participation, trading volumes and higher volatility levels.

        While our customer trading levels decreased in conjunction with these adverse market conditions, the decline was not as pronounced as that of the overall industry. Our daily average revenue trades by cleared customers declined 6% from the prior year, compared to a 9.6% decline in global trading volumes of exchange-listed equity based options and a 12.2% decline in U.S. trading volumes, according to data obtained from exchanges worldwide.

        Despite the decrease in customer activity, we continued to see strong account growth as our reputation for being the broker of choice amongst professional traders continued to spread, by word-of-mouth, through advertising and in favorable third-party reviews. Our customer accounts grew by 11% in 2012, which exceeded the annual growth rate of the larger electronic brokers. This growth was predominantly in institutional accounts. Financial advisors, hedge and mutual funds, and proprietary trading firms were our fastest growing customer segments. We are benefiting from the surge in independent advisors, who are leaving traditional brokerage firms and require sophisticated trade allocation technology, to manage complex portfolio strategies across several separately managed accounts. We have also developed a niche by offering prime brokerage services to hedge funds that are too small to be serviced well by the larger investment banks.

        The following is a summary of the key profit drivers that affect our business and how they compared to the prior year:

        Global trading volumes.    According to data received from exchanges worldwide, volumes in exchange-listed equity-based options decreased by approximately 9.6% globally and 12.2% in the U.S. for the year ended December 31, 2012, as compared to 2011. During 2012 (2011) we accounted for approximately 9.7% (9.9%) of the exchange-listed equity-based options (including options on ETFs and stock index products) volume traded worldwide and approximately 13.3% (13.4%) of exchange-listed equity-based options volume traded in the U.S. It is important to note that this metric is not directly correlated with our profits.

        See the tables on pages 61-62 of this Annual Report on Form 10-K for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

        Volatility.    Our market making profits are generally correlated with market volatility since we typically maintain an overall long volatility position, which protects us against a severe market dislocation in either direction. Based on the Chicago Board Options Exchange Volatility Index ("VIX®"), the average volatility level fell to historic lows, averaging 18 in 2012, 26% lower than it was during 2011, While the VIX® spent 75 days above 30 in 2011, it never reached this level in 2012.

        The ratio of actual to implied volatility is also meaningful to our results. Because the cost of hedging our positions is based on implied volatility, while our trading profits are, in part, based on actual market volatility, a higher ratio is generally favorable and a lower ratio generally has a negative effect on our trading gains. This ratio averaged approximately 69% during 2012, about 18% lower than it was in 2011.

        Bid/Offer Spreads.    Bid/offer spreads on U.S. exchange-traded options widened only slightly in 2012. As reported by the NASDAQ OMX PHLX market, bid/offer spreads in 2012 were approximately 6% wider than in 2011. We believe this increase can be attributed to the heightened scrutiny over high frequency trading firms ("HFT") that began after the May 2010 Flash Crash. Regulators and exchanges have since been enacting rules that eliminate some of the advantages HFTs had over registered market makers and have increased oversight of these firms. The Dodd-Frank Wall Street Reform and Consumer Protection Act has also imposed stricter reporting and disclosure requirements on the hedge fund industry. Yet persistently low volatility levels have help keep spreads relatively tight.

        Currency fluctuations.    As a global market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in proportion to a defined basket of 16 currencies we call the "GLOBAL" in order to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL to the U.S. dollar affects our earnings. The value of the GLOBAL, as measured in U.S. dollars, at December 31, 2012 declined 0.4% compared to its value at December 31, 2011. This had a relatively small negative impact on our comprehensive earnings.

Financial Overview

        Diluted earnings per share were $0.89 for year ended December 31, 2012. The calculation of diluted earnings per share is detailed in Note 4, to the audited consolidated financial statements, in Part II, Item 8 of this Annual Report on Form 10-K. Diluted earnings per share were $1.37 for the year ended December 31, 2011.

        On a comprehensive basis, which includes the effect of changes in the U.S. dollar value of the Company's non-U.S. subsidiaries, diluted earnings per share were $1.13 for the year ended December 31, 2012, inclusive of the $0.20 effect of reversing deferred taxes on other comprehensive income provided in error in prior years. This compares to diluted earnings per share of $1.31 for the same period in 2011.

        For the year ended December 31, 2012, our net revenues were $1,130.5 million and income before income taxes was $527.0 million, compared to net revenues of $1,358.3 million and income before income taxes of $741.1 million for 2011. Compared to 2011, trading gains decreased by 35% in 2012, commissions and execution fees decreased by 10% and net interest income increased by 6%. Our pre-tax margin for the year ended December 31, 2012 was 47%, compared to 55% for 2011.

        During the year ended December 31, 2012, income before income taxes in our electronic brokerage segment decreased by 8% compared to 2011. Commissions and execution fees decreased by 10% on a decline in customer trade volumes while net interest income grew by 9% from the prior year. Pre-tax margin decreased from 54% to 51% in the same time periods. Customer accounts grew 11% from the prior year and customer equity increased 31% during 2012. Total Daily Average Revenue Trades ("DARTs") for cleared and execution-only customers decreased 7% to 413,000 during the year ended December 31, 2012, compared to 444,000 during the year ended December 31, 2011.

        During the year ended December 31, 2012, income before income taxes in our market making segment decreased by 54%, compared with 2011. Trading gains were negatively impacted by a decrease in currency translation gains, which contributed 20% of the decrease from the prior year; low volatility levels, as measured by the VIX®; and an 18% decrease in the ratio of actual to implied volatility. Pre-tax margin decreased to 41% in 2012, as compared to 59% in 2011.

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

Comprehensive Income

        The Company reports results on a comprehensive basis, as required by Accounting Standards Update 2011-05, Comprehensive Income ("ASU 2011-05"). This standard requires the presentation of a Statement of Comprehensive Income, replacing the former Statement of Income. The Statement of

Comprehensive Income reports currency translation results that are a component of Other Comprehensive Income ("OCI") directly in this statement. Prior to adoption as of June 30, 2011, OCI was reported as a component of changes in Total Equity in the Statement of Financial Condition.

        The following two tables present net revenues and income before income taxes for each of our business segments for the periods indicated.

        Net revenues of each of our business segments and our total net revenues are summarized below:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Electronic brokerage	$670.4	$691.5	$547.3
Market making	459.6	698.5	379.2
Corporate(1)	0.5	(31.7)	(4.4)

Total	$1,130.5	$1,358.3	$922.1

(1)
Corporate includes corporate related activities as well as inter-segment eliminations.

        Income before income taxes of each of our business segments and our total income before income taxes are summarized below:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Electronic brokerage	$341.7	$370.3	$274.0
Market making	188.6	413.2	88.2
Corporate(1)	(3.3)	(42.4)	(24.8)

Total	$527.0	$741.1	$337.4

(1)
Corporate includes corporate related activities as well as inter-segment eliminations.

Revenue

  Trading Gains

        Trading gains are generated in the normal course of market making. Trading revenues are, in general, proportional to the trading activity in the markets. Our revenue base is highly diversified and comprised of millions of relatively small individual trades of various financial products traded on electronic exchanges, primarily in stocks, options and futures. Trading gains accounted for approximately 36%, 46% and 37% of our total revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Trading gains include a portion of translation gains and losses stemming from the basket of foreign currencies we call the GLOBAL, which we employ to carry out our currency exposure strategy. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled "Quantitative and Qualitative Disclosures about Market Risk."

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

        Our trading gains are geographically diversified. In 2012, 2011 and 2010, we generated 37%, 40% and 17%, respectively, of our trading gains from operations conducted internationally.

  Commissions and Execution Fees

        We earn commissions and execution fees from our cleared customers for whom we act as executing and clearing brokers and from our non-cleared customers for whom we act as an execution-only broker. We have a commission structure that allows customers to choose between an all-inclusive "bundled" rate or an "unbundled" rate that has lower commissions for high volume customers. For "unbundled" commissions, we charge regulatory and exchange fees, at our cost, separately from our commissions, adding transparency to our fee structure. Commissions and execution fees accounted for 35%, 32% and 39% of our total revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

        Our commissions and execution fees are geographically diversified. In 2012, 2011 and 2010 we generated 28%, 30% and 27%, respectively, of commissions and execution fees from operations conducted internationally.

  Interest Income and Interest Expense

        We earn interest on customer funds segregated in safekeeping accounts; on customer borrowings on margin, secured by marketable securities these customers hold with us; from our investment in government treasury securities; from borrowing securities in the general course of our market making and brokerage activities, and on bank balances. Interest income accounted for 23%, 19% and 17% of total revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Interest income is partially offset by interest expense.

        We pay interest on cash balances customers hold with us; for cash received from lending securities in the general course of our market making and brokerage activities; and on our borrowings. During 2012 we discontinued our senior notes program, which resulted in a reduction in our senior notes outstanding by $101.4 million and a reduction in interest expense on our senior notes of $6.9 million, as compared to the prior year. Interest expense was 5%, 6% and 7% of total revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

        We have automated and integrated our securities lending system with our trading system. As a result, we have been able to tailor our securities lending activity to produce more optimal results when taken together with trading gains (see description under "Trading Gains" above). Our net interest income accounted for approximately 18%, 14% and 12% of our total net revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

  Other Income

        Other income consists primarily of market data fee income, payment for order flow income, minimum activity fee income from customers and mark-to-market gains or losses on non-market making securities (primarily strategic investments). Our other income accounted for approximately 6%, 3% and 6% of our total revenues for each of the years ended December 31, 2012, 2011 and 2010, respectively.

Costs and Expenses

  Execution and Clearing Expenses

        Our largest single expense category is execution and clearing expenses, which includes the costs of executing and clearing our market making and electronic brokerage trades, as well as other direct expenses, including payment for order flow, regulatory fees and market data fees. Execution fees are paid primarily to electronic exchanges and market centers on which we trade. Clearing fees are paid to clearing houses and clearing agents. Payments for order flow are made as part of exchange-mandated programs and to otherwise attract order volume to our system. Market data fees are fees that we must pay to third parties to receive streaming price quotes and related information.

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

Noncontrolling Interest

        We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and consolidate IBG LLC's financial results into our financial statements. We hold approximately 11.9% ownership interest in IBG LLC. Holdings is owned by the original members of IBG LLC and holds approximately 88.1% ownership interest in IBG LLC. We reflect Holdings' ownership as a noncontrolling interest in our consolidated statement of financial condition, consolidated statement of comprehensive income, consolidated statement of changes in equity and consolidated statement of cash flows. Our share of IBG LLC's net income, excluding Holdings' noncontrolling interest, is approximately 11.9% and similarly, outstanding shares of our common stock represent approximately 11.9% of the outstanding membership interests of IBG LLC.

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

  •
  Scrutiny of equity and option market makers, hedge funds and soft dollar practices by regulatory and legislative authorities has increased. New legislation or modifications to existing regulations and rules could occur in the future.

  •
  Additional consolidation among market centers may adversely affect the value of our smart routing software.

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

        At December 31, 2012, approximately $616 million of accumulated earnings that have not been previously subject to income tax in the U.S. were held in the Company's non-U.S. subsidiaries. Additional dividends originating from these subsidiaries up to this amount (as adjusted over time) would be subject to U.S. income tax, as described above. Dividends paid from the remaining equity capital would not be subject to additional income tax.

        The Company also decided to pay a dividend equivalent to employees holding unvested shares in our Stock Incentive Plan. This amounted to approximately $10 million and was recorded as compensation expense.

        In summary, this item reduced diluted EPS by approximately $0.71 for the 2010 year.

        The Company believes that it is appropriate to adjust this non-operating item in the consolidated statement of comprehensive income in order to achieve a proper representation of the Company's financial performance. For a reconciliation of our accounting principles generally accepted in the United States of America ("U.S. GAAP") to non-GAAP results for 2010 see the 'GAAP to Non-GAAP Reconciliation and Footnotes' section on page 78 of this Annual Report on Form 10-K.

Results of Operations

        The tables in the period comparisons below provide summaries of our consolidated results of operations. The period-to-period comparisons below of financial results are not necessarily indicative of future results.

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Revenues:
Trading gains	$435.1	$665.2	$368.6
Commissions and execution fees	412.6	456.2	386.8
Interest income	268.4	280.2	172.5
Other income	76.4	43.0	60.4

Total revenues	1,192.5	1,444.6	988.3
Interest expense	62.0	86.3	66.2

Total net revenues	1,130.5	1,358.3	922.1

Non-interest expenses:
Execution and clearing	251.0	281.3	272.6
Employee compensation and benefits	244.5	216.3	203.6
Occupancy, depreciation and amortization	38.8	37.1	37.3
Communications	23.3	23.6	23.5
General and administrative	45.9	58.9	47.7

Total non-interest expenses	603.5	617.2	584.7

Income before income taxes	527.0	741.1	337.4
Income tax expense	30.0	53.9	60.3

Net Income	497.0	687.2	277.1
Less net income attributable to noncontrolling interests	456.3	625.3	286.7

Net income (loss) attributable to common stockholders	$40.7	$61.9	$(9.6)

Earnings per share
Basic	$0.89	$1.39	$(0.23)

Diluted	$0.89	$1.37	$(0.23)

Weighted average common shares outstanding
Basic	46,814,676	43,924,554	41,870,926
Diluted	47,070,522	44,364,902	42,498,705
Comprehensive income:
Net income (loss)	$40.7	$61.9	$(9.6)
Other comprehensive income (loss):
Cumulative translation adjustment, before income taxes	2.2	(4.5)	16.3
Income taxes related to items of other comprehensive income	(9.1)	(1.8)	6.0

Other comprehensive income (loss), net of tax	11.3	(2.7)	10.3

Comprehensive income attributable to common stockholders	$52.0	$59.2	$0.7

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	$456.3	$625.3	$286.7
Other comprehensive income (loss)—cumulative translation adjustment	17.0	(27.8)	132.2

Comprehensive income attributable to noncontrolling interests	$473.3	$597.5	$418.9

The following table sets forth our consolidated results of operations as a percent of our total revenues for the indicated periods:

	Year Ended December 31,
	2012	2011	2010
Revenues:
Trading gains	36.5%	46.0%	37.3%
Commissions and execution fees	34.6%	31.6%	39.1%
Interest income	22.5%	19.4%	17.5%
Other income	6.4%	3.0%	6.1%

Total revenues	100.0%	100.0%	100.0%
Interest expense	5.2%	6.0%	6.7%

Total net revenues	94.8%	94.0%	93.3%

Non-interest expenses:
Execution and clearing	21.0%	19.5%	27.6%
Employee compensation and benefits	20.5%	15.0%	20.6%
Occupancy, depreciation and amortization	3.3%	2.6%	3.8%
Communications	2.0%	1.6%	2.4%
General and administrative	3.8%	4.1%	4.8%

Total non-interest expenses	50.6%	42.7%	59.2%

Income before income taxes	44.2%	51.3%	34.1%
Income tax expense	2.5%	3.7%	6.1%
Net Income	41.7%	47.6%	28.0%
Less net income attributable to noncontrolling interests	38.3%	43.3%	29.0%

Net income (loss) attributable to common stockholders	3.4%	4.3%	-1.0%

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net Revenues

        Total net revenues for the year ended December 31, 2012 decreased $227.8 million or 17%, to $1,130.5 million from $1,358.3 million during the year ended December 31, 2011. The decrease in net revenues was primarily due to decreases in trading gains and commissions and execution fees, partially offset by an increase in net interest income compared to the prior year. The decrease in trading gains was a result of a more challenging market making environment, which featured lower volatility and lower exchange traded volumes than during the prior year. In addition, trading gains were impacted by a $49.8 million unfavorable swing in currency translation. Consistent with the overall decrease in trading volumes, commissions and execution fees declined due to lower stock, options and futures volumes from customers. A reduction in interest expense on our senior notes and higher net fees earned from securities borrowed and loaned transactions contributed to an increase in net interest income. Trading volume is an important driver of revenues and costs for both our electronic brokerage and market making segments. During 2012, options and futures contracts and stock shares executed by our subsidiaries decreased by 12%, 7% and 15%, respectively.

        Trading Gains.    Overall trading gains for the year ended December 31, 2012, decreased $230.1 million, or 35%, to $435.1 million from $665.2 million for the year ended December 31, 2011. As market makers, we provide liquidity by buying from sellers and selling to buyers. During the year ended December 31, 2012, our market making operations executed 60.4 million trades, a decrease of

5% as compared to the number of trades executed in the year ended December 31, 2011. The decrease in trading gains was driven, in part, by a swing in currency translation gains, which contributed 22% of the drop; a $38.6 million loss in 2012 compared to an $11.2 million gain in 2011. As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in a basket of currencies we call the GLOBAL. A substantial portion of the currency translation effects may result from the holding of our equity in GLOBALs. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled "Quantitative and Qualitative Disclosures about Market Risk."

        Trading gains were negatively impacted by a 26% decrease in average volatility, as measured by the VIX®, for the year ended December 31, 2012 as compared to the prior year. The average ratio of actual to implied volatility decreased from 85% in 2012 compared to 69% during the prior year. In addition, diminishing market participation by retail investors made the trading environment more difficult than that of the prior year. Acting to offset these factors, bid/offer spreads on U.S. exchange-traded options, as reported by the NASDAQ OMX PHLX market, were approximately 6% wider during the year ended December 31, 2012 than in the prior year. As a result, our trading gains, after removing the effects of currency translation, decreased by 28% from the year-ago period.

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

        Commissions and Execution Fees.    Commissions and execution fees for the year ended December 31, 2012 decreased $43.6 million, or 10%, to $412.6 million, as compared to the year ended December 31, 2011. The decrease was driven by lower overall trade volume from our customers, where volumes in options and futures contracts and stock shares decreased by 16%, 5%, and 14%, respectively, for the year ended December 31, 2012 from the prior year. During the second half of 2011 we observed a surge in volumes driven by concerns over the U.S. debt downgrade and the European debt crisis. Total DARTs for cleared and execution-only customers for the year ended December 31, 2012 decreased 7% to approximately 413,000, as compared to approximately 444,000 during the year ended December 31, 2011. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, decreased 6% to approximately 384,000, for the year ended December 31, 2012, as compared to approximately 409,000 for the year ended December 31, 2011. The number of customer accounts grew by 11% to approximately 210,000 at December 31, 2012, as compared to approximately 189,000 at December 31, 2011. Average commission per DART for cleared customers, for the year ended December 31, 2012, decreased by 2% to $4.17, compared to $4.26 for the year ended December 31, 2011.

        Interest Income and Interest Expense.    Net interest income (interest income less interest expense) for the year ended December 31, 2012 increased $12.5 million, or 6%, to $206.4 million, as compared to the year ended December 31, 2011. The increase in net interest income was driven primarily by a reduction in interest expense on our senior notes, higher net fees earned from securities borrowed and loaned transactions and higher customer cash and margin balances.

        Interest expense on our senior notes decreased by $6.9 million compared to the year-ago quarter as we discontinued our senior notes program in June 2012.

        Average customer cash balances increased by 13%, to $19.54 billion, and average customer fully secured margin borrowings increased 7%, to $8.67 billion, for the year ended December 31, 2012, as compared to $17.35 billion and $8.14 billion, respectively, for the year ended December 31, 2011.

Interest expense on customer cash balances decreased for the year ended December 31, 2012, compared to the prior year, as lower benchmark rates on foreign currency balances more than offset higher balances in those currencies. Given the low benchmark interest rates, we did not pay interest on customer balances denominated in U.S. dollars in 2012. Interest income from fully secured margin borrowings increased approximately $3.0 million as higher U.S. dollar borrowings and a higher average Fed Funds effective rate more than offset interest rate compression in certain foreign currencies. The average Fed Funds effective rate increased 4 basis points to 0.14% for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

        We earn fees on securities loaned and borrowed to support customer long and short stock holdings in margin accounts. In addition, our Stock Yield Enhancement Program provides an opportunity for customers with fully-paid stock to allow IB to lend it out. In exchange for lending out their stock, our customers receive 50% of the stock loan fees. IB places cash collateral securing the loans in the customer's account. In the market making segment, as a result of the way we have integrated our market making and securities lending systems, our trading income and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio. When implied interest rates in the equity and equity options and futures markets exceed the actual interest rates available to us, our market making systems tend to buy stock and sell it forward, which produces higher trading gains and lower net interest income. When these rates are inverted, our market making systems tend to sell stock and buy it forward, which produces lower trading gains and higher net interest income.

        Average securities borrowed decreased by 13%, to $2.92 billion, and average securities loaned increased by 9%, to $1.77 billion, for the year ended December 31, 2012. Net interest earned from securities borrowed and loaned is also affected by the level of demand for securities positions held by our market making companies and by our customers. During the year ended December 31, 2012, net fees earned by our brokerage and market making segments from securities borrowed and loaned transactions increased $2.7 million compared to the year ended December 31, 2011.

        Other Income.    Other income, for the year ended December 31, 2012, increased $33.4 million, or 78%, to $76.4 million, as compared to the year ended December 31, 2011. The primary revenue components of other income are market data fees collected from customers, order flow fees paid by U.S. options exchanges and minimum activity fees from customers. The increase in other income was driven by a $33.2 million decrease in mark-to-market losses on non-market making securities. During the fourth quarter of 2011 we revalued at zero our equity investment in MF Global following its bankruptcy filing. Our decrease in mark-to-market losses was partially offset by a $2.4 million decrease in order flow income, compared to the prior year.

Non-Interest Expenses

        Non-interest expenses, for the year ended December 31, 2012, decreased by $13.7 million, or 2%, to $603.5 million from $617.2 million, during the year ended December 31, 2011. The decrease was primarily due to lower execution and clearing expenses and general and administrative expenses, partially offset by higher employee compensation and benefits expenses. As a percentage of total net revenues, non-interest expenses increased to 53% for the year ended December 31, 2012 from 45% during the year ended December 31, 2011.

        Execution and Clearing.    Execution and clearing expenses, for the year ended December 31, 2012, decreased $30.3 million, or 11%, to $251.0 million, as compared to the year ended December 31, 2011, as a result of lower trading volume in options futures and stocks product classes. During 2012, options and futures contracts and stock shares executed by our subsidiaries decreased by 12%, 7% and 15%, respectively.

        Employee Compensation and Benefits.    Employee compensation and benefits expenses, for the year ended December 31, 2012, increased by $28.2 million, or 13%, to $244.5 million, as compared to the year ended December 31, 2011. The increase in employee compensation was largely a result of a special discretionary grant of $18.4 million of restricted stock units awarded on January 6, 2012. The special award was made to provide our employees with greater equity participation in the Company and was designed to give lower compensated employees a proportionally higher award. This increase also reflects the 3% growth in the average number of employees to 885 for the year ended December 31, 2012, as compared to 858 for the prior year. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 22% and 16%, for the years ended December 31, 2012 and 2011, respectively.

        Occupancy, Depreciation and Amortization.    Occupancy, depreciation and amortization expenses increased $1.7 million, or 5%, to $38.8 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. As a percentage of total net revenues, occupancy, depreciation and amortization expense was 3% for both 2012 and 2011.

        Communications.    Communications expenses decreased $0.3 million, or 1%, to $23.3 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011. As a percentage of total net revenues, communications expenses were 2% for both 2012 and 2011.

        General and Administrative.    General and administrative expenses, for the year ended December 31, 2012, decreased $13.0 million, or 22% to $45.9 million, as compared to the year ended December 31, 2011. The decrease was due to an $8.1 million decrease in bad debt expenses and a $2.9 million decrease in other administrative fees compared to the prior year.

Income Tax Expense

        Income tax expense for the year ended December 31, 2012 decreased $23.9 million, or 44%, compared to income tax expense for the year ended December 31, 2011, while income before taxes decreased by $214.1 million, or 29%, during the same period. In 2012, we recognized some tax benefits related to prior years, which increased earnings per share for the year ended December 31, 2012 by $0.07.

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

        In December 2010, the Company paid a special cash dividend of $1.79 per share to holders of the Company's common stock. The dividend was part of a series of dividends that had no effect on our reported income before tax on a consolidated basis. However, the U.S. federal income tax liability triggered by the dividends is reported as income tax expense in the consolidated statement of comprehensive income. The above dividend resulted from a transaction on December 21, 2010, in which Timber Hill Europe AG ("THE AG") paid its sole shareholder, IBG LLC, a dividend of $990.3 million. THE AG's pretax earnings had not previously been subject to taxation in the United States. U.S. federal income taxes on the Company's share of this dividend were $40.8 million. Please refer to the section above entitled "Non-GAAP Financial Measures" for a discussion of the impact of the dividend on our reported results for 2010.

Supplemental Information

        The following tables present historical trading volumes for our business. However, volumes are not the only drivers in our business.

TRADE VOLUMES:
(in 000's, except %)

Period	Market Making Trades	% Change	Brokerage Cleared Trades	% Change	Brokerage Non Cleared Trades	% Change	Total Trades	% Change	Avg. Trades per U.S. Trading Day
2008	101,672		120,195		16,966		238,833		944
2009	93,550	-8%	127,338	6%	13,636	-20%	234,524	-2%	934
2010	75,169	-20%	133,658	5%	18,732	37%	227,559	-3%	905
2011	63,602	-15%	160,567	20%	19,187	2%	243,356	7%	968
2012	60,421	-5%	150,000	-7%	16,118	-16%	226,540	-7%	904

CONTRACT AND SHARE VOLUMES:
(in 000's, except %)

TOTAL

Period	Options (contracts)	% Change	Futures (contracts)	% Change	Stocks (shares)	% Change
2008	757,732		108,984		55,845,428
2009	643,380	-15%	82,345	-24%	75,449,891	35%
2010	678,856	6%	96,193	17%	84,469,874	12%
2011	789,370	16%	106,640	11%	77,730,974	-8%
2012	698,140	-12%	98,801	-7%	65,872,960	-15%

MARKET MAKING

Period	Options (contracts)	% Change	Futures (contracts)	% Change	Stocks (shares)	% Change
2008	514,629		21,544		26,008,433
2009	428,810	-17%	15,122	-30%	26,205,229	1%
2010	435,184	1%	15,371	2%	19,165,000	-27%
2011	503,053	16%	15,519	1%	11,788,769	-38%
2012	457,384	-9%	12,660	-18%	9,339,465	-21%

Notes:

(1)
Futures contract volume includes options on futures

(2)
In Brazil, an equity option contract typically represents one share of the underlying stock; however, the typical minimum trading quantity is 100 contracts. To make a fair comparison to volume at other exchanges, we have adopted a policy of reporting Brazilian equity options contracts divided by their trading quantity of 100.

BROKERAGE TOTAL

Period	Options (contracts)	% Change	Futures (contracts)	% Change	Stocks (shares)	% Change
2008	243,103		87,440		29,836,995
2009	214,570	-12%	67,223	-23%	49,244,662	65%
2010	243,672	14%	80,822	20%	65,304,874	33%
2011	286,317	18%	91,121	13%	65,942,205	1%
2012	240,756	-16%	86,141	-5%	56,533,495	-14%

BROKERAGE CLEARED

Period	Options (contracts)	% Change	Futures (contracts)	% Change	Stocks (shares)	% Change
2008	77,207		85,599		26,334,752
2009	93,868	22%	66,241	-23%	46,627,344	77%
2010	103,054	10%	79,144	19%	62,077,741	33%
2011	145,993	42%	89,610	13%	63,098,072	2%
2012	144,539	-1%	84,794	-5%	54,371,351	-14%

Notes:

(1)
Futures contract volume includes options on futures

BROKERAGE STATISTICS:
(in 000's, except % and where noted)

	4Q2012	4Q2011	% Change
Total Accounts	210	189	11%
Customer Equity (in billions)*	$32.9	$25.1	31%
Cleared DARTs	378	412	-8%
Total Customer DARTs	407	447	-9%
Cleared Customers (in $'s, except DART per account)
Commission per DART	$4.24	$4.07	4%
DART per Avg. Account (Annualized)	457	556	-18%
Net Revenue per Avg. Account (Annualized)	$3,233	$3,435	-6%

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

Electronic Brokerage

        The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Revenues:
Commissions and execution fees	$412.6	$456.2	$386.8
Interest income	211.2	209.6	119.1
Other income	74.6	67.0	62.0

Total revenues	698.4	732.8	567.9
Interest expense	28.0	41.3	20.6

Total net revenues	670.4	691.5	547.3

Non-interest expenses:
Execution and clearing	135.8	150.6	127.5
Employee compensation and benefits	81.6	65.8	57.6
Occupancy, depreciation and amortization	12.1	12.2	13.6
Communications	8.9	11.4	10.7
General and administrative	90.3	81.2	63.9

Total non-interest expenses	328.7	321.2	273.3

Income before income taxes	$341.7	$370.3	$274.0

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

        Electronic brokerage total net revenues for the year ended December 31, 2012 decreased $21.1 million, or 3%, to $670.4 million, from $691.5 million during the year ended December 31, 2011, primarily due to a decrease in commission and execution fees from customers, which was partially offset by an increase in net interest income. Commission and execution fees decreased $43.6 million, or 10%, for the year ended December 31, 2012 as compared to 2011 as a result of lower customer trading volumes. This was consistent with the industry volumes, which declined in 2012 from the prior year. Volumes in options and futures contracts and stock shares decreased 16%, 5% and 14%, respectively, for the year ended December 31, 2012 from 2011. During the second half of 2011 we observed a surge in volumes driven by concerns over the U.S. debt downgrade and the European debt crisis.

        Net interest income increased by $14.9 million, or 9%, for the year ended December 31, 2012 as compared to 2011. The increase in net interest income was attributable to an increase of $10.1 million in net fees earned from securities borrowed and loaned transactions as well as a $2.19 billion increase in average customer cash balances and an increase of $0.53 billion in average fully secured margin borrowings. The average Fed Funds effective rate increased by approximately 4 basis points to 0.14% for the year ended December 31, 2012 from the prior year.

        Total DARTs from cleared and execution-only customers for the year ended December 31, 2012 decreased 7% to approximately 413,000, as compared to approximately 444,000 during the year ended December 31, 2011. DARTs from cleared customers for the year ended December 31, 2012 decreased 6% to approximately 384,000, as compared to approximately 409,000 during the year ended December 31, 2011. Total customer equity grew by 31% to $32.9 billion at December 31, 2012, from $25.1 billion at December 31, 2011. The number of customer accounts grew 11% from December 31, 2011 to approximately 210,000 at December 31, 2012.

        Electronic brokerage non-interest expenses for the year ended December 31, 2012 increased $7.5 million, or 2%, as compared to the year ended December 31, 2011. Within non-interest expenses, execution and clearing expenses decreased by $14.8 million, driven by lower volume in options and futures contracts and stock shares. Employee compensation and benefits expenses increased by $15.8 million, or 24% during the year ended December 31, 2012 as compared to 2011. As previously mentioned, the increase in employee compensation and benefits expense was largely a result of a special discretionary grant of restricted stock units awarded on January 6, 2012. General and administrative expenses increased $9.1 million as administrative and consulting fees increased $14.5 million, which were partially offset by a $3.9 million decrease in bad debt expense during the year ended December 31, 2012 as compared to 2011. As a percentage of total net revenues, non-interest expenses increased to 49% from 46% for the year ended December 31, 2012 as compared to 2011.

        Electronic brokerage income before income taxes decreased $28.6 million, or 8%, to $341.7 million for the year ended December 31, 2012 from $370.3 million for the year ended December 31, 2011. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 51% and 54% for the years ended December 31, 2012 and 2011, respectively.

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

Market Making

        The following table sets forth the results of our market making operations for the indicated periods:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Revenues:
Trading gains	$435.1	$678.4	$358.4
Interest income	57.9	65.4	57.5
Other income	2.6	0.3	13.3

Total revenues	495.6	744.1	429.2
Interest expense	36.0	45.6	50.0

Total net revenues	459.6	698.5	379.2

Non-interest expenses:
Execution and clearing	117.8	133.5	144.8
Employee compensation and benefits	66.8	64.7	71.6
Occupancy, depreciation and amortization	7.1	8.9	10.1
Communications	10.2	10.1	12.6
General and administrative	69.1	68.1	51.9

Total non-interest expenses	271.0	285.3	291.0

Income before income taxes	$188.6	$413.2	$88.2

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

        Market making total net revenues for the year ended December 31, 2012 decreased $238.9 million, or 34%, to $459.6 million, from $698.5 million during the year ended December 31, 2011. As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in proportion to a basket of currencies we call the GLOBAL. The decrease in trading gains was in part due to an unfavorable swing in currency translation, which contributed 20% of the decrease, reflecting a $38.6 million loss in the year ended December 31, 2012 compared to a $11.2 million gain in 2011. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled "Quantitative and Qualitative Disclosures about Market Risk."

        Trading gains were negatively impacted by a 26% decrease in average volatility, as measured by the VIX®, for the year ended December 31, 2012 compared to the prior year. In addition, the ratio of actual to implied volatility decreased from 85% to 69% for the years ended December 31, 2011 and 2012, respectively. Acting to offset these factors, bid/offer spreads on U.S. exchange-traded options, as reported by the NASDAQ OMX PHLX market, were approximately 6% wider in the year ended December 31, 2012 than in the prior year. Diminished market participation by retail investors, combined with these factors, resulted in a more difficult trading environment than that of 2011. As a result, after removing the effects of currency translation, our trading gains decreased by 29% from the year-ago period.

        Market making options contracts volume decreased 9% while futures contracts and stock shares volumes decreased 18% and 21%, respectively, in the year ended December 31, 2012 as compared to 2011. The decrease in options volume was curtailed by our decision to tighten our bid/offer spreads, which may have increased volume while reducing per contract gains. The decrease in stock volume in part reflects our actions over the past year to selectively pare down trading in less profitable products.

        Net interest income for the year ended December 31, 2012 increased by $2.1 million, or 11%. The increase in net interest income was driven by a $6.1 million decrease in interest expense on operating loans with IBG LLC as well as $3.5 million increase in interest income from firm cash balances compared to the prior year. These increases in net interest income were partially offset by a $7.4 million decrease in net fees earned from securities borrowed and loaned transactions compared the prior year. As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets. In the year ended December 31, 2012, these factors, together with securities lending activity, produced more net interest income than in the year-ago period.

        Market making non-interest expenses for the year ended December 31, 2012 decreased $14.3 million, or 5%, as compared to the year ended December 31, 2011. The decrease primarily resulted from a $15.7 million decrease in execution and clearing fees, partially offset by a $2.1 million increase in employee compensation and benefits expenses. The decrease in execution and clearing fees was driven by lower volumes in options and futures contracts and stock shares traded, compared to the year-ago period. Employee compensation expenses increased as a result of a one-time discretionary grant of restricted stock units awarded on January 6, 2012. As a percentage of total net revenues, market making non-interest expenses were 59% and 41% for the years ended December 31, 2012 and 2011, respectively.

        Market making income before income taxes decreased $224.6 million, or 54%, to $188.6 million for the year ended December 31, 2012 from $413.2 million for the year ended December 31, 2011. As a percentage of total net revenues for the market making segment, income before income taxes was 41% and 59% for the years ended December 31, 2012 and 2011, respectively.

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

Liquidity and Capital Resources

        We maintain a highly liquid balance sheet. The majority of our assets consist of exchange-listed marketable securities inventories, which are marked-to-market daily, investment of customer funds and collateralized receivables arising from customer-related and proprietary securities transactions. Collateralized receivables consist primarily of customer margin loans, securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, securities purchased under agreements to resell. At December 31, 2012, total assets were $33.20 billion of which approximately $32.77 billion, or 98.7% were considered liquid.

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

        To provide additional liquidity and to further increase our regulatory capital reserves, we maintain a committed senior secured revolving credit facility from a syndicate of banks (see "Principal Indebtedness" below). As of December 31, 2012, no borrowings were outstanding under this facility. Liability balances in connection with our securities loaned and payables to customers were greater than their respective average monthly balances during the year ended December 31, 2012. Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our future liquidity needs for more than the next twelve months.

        Cash and cash equivalents held by the Company's non-U.S. operating companies at December 31, 2012 were $515.1 million ($683.2 million at December 31, 2011). These funds are primarily intended to finance each individual operating company's local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. In December 2012, a dividend of $131.6 million was paid to IBG LLC from a non-U.S. subsidiary as part of the $400 million funding for the special cash dividend. The underlying earnings of this subsidiary had previously been subject to U.S. income taxes. Therefore, no additional U.S. income taxes were required to be provided. It is not currently the Company's intention to repatriate further amounts from non-U.S. operating companies. In the event dividends were to be paid to the Company in the future by a non-U.S. operating company, as occurred in connection with the special dividend in December 2010, the Company would be required to accrue and pay income taxes on such dividends to the extent that U.S. income taxes had not been paid previously on the income of the paying company.

        Historically, IBG LLC's consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. IBG LLC's consolidated equity was $4.78 billion at December 31, 2012. This is attributable to total comprehensive income for 2012, offset by dividends paid during 2012.

Cash Flows

        The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Cash provided by operating activities	$558.4	$1,085.9	$1,693.4
Cash used in investing activities	(52.4)	(137.0)	(17.3)
Cash used in financing activities	(591.0)	(550.7)	(1,174.8)
Effect of exchange rate changes on cash and cash equivalents	4.1	(56.9)	46.4

Increase (decrease) in cash and cash equivalents	$(80.9)	$341.3	$547.7

        Our cash flows from operating activities are largely a reflection of the size and composition of trading positions held by our market making subsidiaries, and of the changes in customer cash and margin debit balances in our electronic brokerage business. Our cash flows from investing activities are primarily related to capitalized internal software development, purchases and sales of memberships at exchanges where we trade and strategic investments where such investments may enable us to offer better execution alternatives to our current and prospective customers, or create new opportunities for ourselves as market makers or where we can influence exchanges to provide competing products at better prices using sophisticated technology. Our cash flows from financing activities are comprised of short-term borrowings, long-term borrowings and capital transactions. Short-term borrowings from banks are part of our daily cash management in support of operating activities. Other borrowings provide us with flexible sources of excess liquidity and regulatory capital. These borrowings include senior notes issued in private placements to certain qualified customers of IB LLC (discontinued in 2012) and a committed three-year $100.0 million senior secured revolving credit facility, from a syndicate of banks. This facility was entered into in May 2012 and replaced a two-year $100.0 million facility that expired at the same time. Capital transactions consist primarily of the approximately $1 billion special dividend in December 2010, the approximately $400 million special dividend paid in December 2012 as well as the three quarterly dividends paid in 2011 and four quarterly 2012 cash dividends paid to common stockholders, and related cash distributions paid to Holdings.

        Year Ended December 31, 2012:    Our cash and cash equivalents decreased by $80.9 million to $1,614.6 million at the end of 2012. We raised $558.4 million in net cash from operating activities. We used net cash of $52.4 million in our investing activities to purchase non-market making investments and for capital expenditures. We used $591.0 million in financing activities, primarily in dividends paid and the repayment of senior notes outstanding.

        Year Ended December 31, 2011:    Our cash and cash equivalents increased by $341.3 million to $1,695.5 million at the end of 2011. We raised $1,085.9 million in net cash from operating activities. We used net cash of $687.7 million in our investing and financing activities to purchase non-market making investments, decrease short-term borrowings and repay borrowings under our senior secured revolving credit facility. In addition, we realized a net decrease in senior notes outstanding and paid dividends to Holdings and to our common stockholders.

        Year Ended December 31, 2010:    Our cash and cash equivalents increased by $547.7 million to $1,354.2 million at the end of 2010. We raised $1,693.4 million in net cash from operating activities. We used net cash of $17.3 million in our investing and $1,174.8 million in our financing activities primarily due to dividends paid to public shareholders and to Holdings and redemption of member interests from Holdings.

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

        At December 31, 2012, aggregate excess regulatory capital for all of the operating companies was $2.6 billion, and all of the operating companies were in compliance with their respective regulatory capital requirements.

	Net Capital/ Eligible Equity	Requirement	Excess
IB LLC	$1,633	$219	$1,414
TH LLC	394	42	352
THE	646	211	435
Other regulated Operating Companies	379	24	355

	$3,052	$496	$2,556

Principal Indebtedness

        IBG LLC is the borrower under a $100.0 million senior secured revolving credit facility, which had no outstanding balance as of December 31, 2012.

Senior Secured Revolving Credit Facility

        On May 17, 2012, IBG LLC entered into a new $100 million three-year senior secured revolving credit facility with a syndicate of banks. This credit facility replaces a similar two-year facility that expired on May 18, 2012. IBG LLC is the sole borrower under this credit facility, which is required to be guaranteed by IBG LLC's domestic non-regulated subsidiaries (currently there are no such entities). The facility's interest rate is indexed to the British Bankers Association LIBOR rate or the overnight federal funds rate for the relevant term, at the borrower's option, and is secured by a first priority interest in all of the capital stock of each entity owned directly by IBG LLC (subject to customary limitations with respect to foreign subsidiaries). The facility may be used to finance working capital needs and general corporate purposes, including downstreaming funds to IBG LLC's regulated broker-dealer subsidiaries as regulatory capital. This allows IBG LLC to take advantage of market opportunities when they arise, while maintaining substantial excess regulatory capital. The financial covenants contained in this credit facility are as follows:

  •
  minimum consolidated shareholders' equity, as defined, of $3.6 billion, with quarterly increases equal to 25% of positive consolidated income;

  •
  maximum total debt to capitalization ratio of 30%;

  •
  minimum liquidity ratio of 1.0 to 1.0; and

  •
  maximum total debt to net regulatory capital ratio of 35%.

        At December 31, 2012, IBG LLC was in compliance with all of the covenants of this credit facility. At maturity, subject to meeting certain terms of the facility, the Company will have an option to convert the facility to a one-year term loan.

Senior Notes

        Prior to January 2012, IBG LLC periodically issued senior notes in private placements to certain qualified customers of IB LLC. IBG LLC used the proceeds from sales of the senior notes to provide capital to IBG LLC's broker-dealer subsidiaries in the form of subordinated loans and for other general purposes. Based on a review of its available liquidity resources, which resulted in a determination of a strong liquidity position, in January 2012, the Company decided to discontinue the Senior Notes Program. It is the Company's intention that no new Senior Notes will be issued.

        There were no senior notes outstanding at December 31, 2012 and senior notes outstanding at December 31, 2011 were $101.4 million, all being 3% notes. During the period from January 1 through December 31, 2012, no senior notes were issued, and $101.4 million senior notes were redeemed.

Capital Expenditures

        Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware. These expenditure items are reported as property and equipment. Capital expenditures for property and equipment were approximately $18.0, $13.5 and $18.1 million for the three years ended December 31, 2012, 2011 and 2010, respectively. We anticipate that our 2013 gross capital expenditures will be lower than in 2012 as we complete the expansion of our data center and backup facilities. In the future, we plan meet capital expenditure needs as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. We anticipate that we will fund capital expenditures with cash from operations and cash on hand. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any strategic acquisitions, we may incur additional capital expenditures.

Contractual Obligations Summary

        Our contractual obligations principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2012.

	Payments Due by Year
	Total	2013 - 2014	2015 - 2016	Thereafter
	(Dollars in Millions)
Payable to Holdings under Tax Receivable Agreement(1)	$258.6	$33.2	$33.2	$192.2
Interest payments on senior secured revolving credit facility(2)	0.1	0.1	—	—
Operating leases	54.3	22.5	17.0	14.8

Total contractual cash obligations	$313.0	$55.8	$50.2	$207.0

(1)
As of December 31, 2012 contractual amounts owed under the tax receivable agreement of $258.6 million have been recorded in payable to affiliate in the consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. Through December 31, 2012, approximately $70.4 million of cumulative cash payments have been made.

(2)
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

        We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own. At December 31, 2012, there were no definitive agreements with respect to any material acquisition.

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

Critical Accounting Policies

Valuation of Financial Instruments

        Due to the nature of our operations, substantially all of our financial instrument assets, comprised of financial instruments owned, securities purchased under agreements to resell, securities borrowed and receivables from brokers, dealers and clearing organizations are carried at fair value based on published market prices and are marked to market daily, or are assets which are short-term in nature (such as U. S. government treasury bills or spot foreign exchange) and are reflected at amounts approximating fair value. Similarly, all of our financial instrument liabilities that arise from financial instruments sold but not yet purchased, securities sold under agreements to repurchase, securities loaned and payables to brokers, dealers and clearing organizations are short-term in nature and are reported at quoted market prices or at amounts approximating fair value. Our long and short positions are valued at either the last consolidated trade price or the last consolidated bid/offer mid-point (where applicable) at the close of regular trading hours, in their respective markets. Given that we manage a globally integrated market making portfolio, we have large and substantially offsetting positions in securities and commodities that trade on different exchanges that close at different times of the trading day. As a result, there may be large and anomalous swings in the value of our positions daily and, accordingly, in our earnings in any period. This is especially true on the last business day of each calendar quarter, although such swings tend to come back into equilibrium on the first business day of the succeeding calendar quarter.

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

        We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and consolidate IBG LLC's financial results into our financial statements. We hold approximately 11.9% ownership interest in IBG LLC. Holdings is owned by the original members of IBG LLC and holds approximately 88.1% ownership interest in IBG LLC. Our share of IBG LLC's net income, excluding Holdings' noncontrolling interest, is approximately 11.9% and similarly, outstanding shares of our common stock represent approximately 11.9% of the outstanding membership interests of IBG LLC.

        Prior to the June 6, 2012 amendment to the Exchange Agreement (see Note 4 to the consolidated financial statements), the Company was required to report Holdings' ownership as redeemable noncontrolling interests (i.e., temporary equity) pursuant to ASC 810-10-45, ASC 815-40-25 and ASC 480-10-S99-3A (formerly FASB Emerging Issues Task Force Topic D-98), outside of total equity in the consolidated financial statements. Redemption value of these redeemable noncontrolling interests was measured as the number of equivalent shares of member interests in IBG LLC owned by Holdings multiplied by the then current market price per share of the Company's common stock. The excess of the redemption value over the book value of these interests, which did not affect net income attributable to common stockholders or cash flows, was required to be accounted for as a reduction of the Company's stockholders' equity in the consolidated statement of financial condition.

        The Company elected to recognize changes in redemption value in each reporting period immediately as they occurred as if the end of each reporting period was also the redemption date for the entire redeemable noncontrolling interest under paragraph 15(b) of ASC 480-10-S99-3A, notwithstanding that the redeemable noncontrolling interests are redeemable over a period of time pursuant to a redemption schedule (see Note 4 to the consolidated financial statements).

        For periods after the Amendment, the noncontrolling interests in IBG LLC attributable to Holdings will be reported as a component of total equity.

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

Stock-Based Compensation

        IBG, Inc. follows ASC 718, Compensation—Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires all share-based payments to employees to be recognized in the financial statements using a fair value-based method. As a result, IBG, Inc. expenses the fair value of awards granted to employees, generally 50% in the year of grant in recognition of plan forfeiture provisions (described below) and the remaining 50% over the related vesting period utilizing the "graded vesting" method permitted under ASC 718-10. In the case of "retirement eligible" employees (those employees older than 59), 100% of awards are expensed when granted.

        Awards granted under the stock-based compensation plans are subject to forfeiture in the event an employee ceases employment with the Company. The plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans' post-employment provisions will forfeit 50% of unvested previously granted awards unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested awards previously granted.

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

        We have been from time to time subject to certain pending and legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred. As of December 31, 2012, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period. As of December 31, 2012 and December 31, 2011, reserves provided for potential losses related to litigation matters were not material.

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and accompanying notes. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ materially from those estimates. Such estimates include the estimated fair values of IBG LLC and the Company in connection with accounting for redeemable noncontrolling interests, value of investments accounted for under the equity method of accounting, the estimated useful lives of property and equipment, including capitalized internally developed software, the allowance for doubtful accounts, compensation accruals, current and deferred income taxes and estimated contingency reserves.

Income Taxes

        IBG, Inc. accounts for income taxes in accordance with ASC 740, Income Taxes. The Company's income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits are based on enacted tax laws and reflect management's best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Determining income tax expense requires significant judgments and estimates.

        Deferred income tax assets and liabilities arise from temporary differences between the tax and financial statement recognition of the underlying assets and liabilities. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax-planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). Deferred income taxes have not been provided for U.S. tax liabilities or for additional foreign taxes on the unremitted earnings of foreign subsidiaries that have been indefinitely reinvested.

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

        The Company records tax liabilities in accordance with ASC 740 and adjusts these liabilities when management's judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

Recent Accounting Pronouncements

        Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates ("ASUs") as the means to add to or delete from, or otherwise amend the ASC. In 2012 and 2013, prior to the issuance of the Company's consolidated financial statements, ASUs 2012-01 through ASU 2013-05 were issued. Following is a summary of recently issued ASUs that have affected or may affect the Company's consolidated financial statements:

	Affects	Status
ASU 2011-03	Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.
ASU 2011-04	Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS	To be applied prospectively for interim and annual periods beginning after December 15, 2011.
ASU 2011-11	Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities	Effective for fiscal periods beginning on or after January 1, 2013. Retrospective disclosures for comparative periods presented will be required.
ASU 2012-03
	Technical Amendments and Corrections to SEC Sections—Amendments to SEC section of ASC pursuant to SEC Staff Bulletin 114, Technical Amendments Pursuant to SEC Release No. 33-9520 and Corrections Relating to Accounting Standards Update 2010-22.	Effective upon issuance in August 2012.
ASU 2012-04
	Technical Corrections and Improvements—Amendments to the ASC correcting for differences between source literature and the ASC, guidance clarification and reference corrections and relocation of guidance to more appropriate locations within the ASC, and Conforming Amendments Related to Fair Value (Topic 820).	Effective upon issuance in October 2012 or, in the case of amendments subject to transitional guidance, for fiscal years beginning after December 15, 2012.
ASU 2013-01	Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities	Effective for fiscal periods beginning on or after January 1, 2013 (the same as the effective date of ASU 2011-11).

        Adoption of those ASUs that became effective during 2012 and 2013, prior to the issuance of the Company's consolidated financial statements, did not have a material effect on those financial statements. Management is assessing the potential impact on the Company's financial statements of adopting ASUs that will become effective in the future.

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

        In June 2012 the FASB and IASB issued a joint statement on their continuing deliberations regarding changes to lease accounting. When issued, new lease accounting standards under the ASC and IFRS will require the reporting of lease assets and related liabilities on issuers' statements of financial condition under a mutually agreed upon two-method approach. Exposure Drafts detailing applicability and implementation considerations are expected to be issued during the second half of 2012, and final standards are expected to be issued in 2013. Management will be assessing the potential effects of this change in lease accounting as the standard setting process moves forward. Based on the scope of existing lease commitments (approximately 0.1% of total assets as of December 31, 2012—see Note 15 to the audited financial statements in Item 8 of this Annual Report on Form 10-K), the effect on the Company's financial statements is not expected to be material.

        On July 13, 2012, the SEC's Office of the Chief Accountant issued its Final Staff Report on the Work Plan. This report considered possible means of aligning IFRS with U.S. GAAP, and raised numerous concerns about the possible effects of adoption on registrants and investors. The Staff Report did not reject some form of convergence between U.S. GAAP and IFRS, but also did not endorse adoption and did not commit to the extent or timing of adoption. While a formal commitment regarding possible incorporation of IFRS into U.S. GAAP has not been determined, based on continuing joint efforts between the FASB and IASB, it is likely that convergence to some extent will occur in the future. The Company applies versions of IFRS for the stand alone financial statements of several of the Operating Companies, where required, and continues to assess the potential impact of adopting IFRS on the Company's consolidated financial statements.

SEC Derivatives Regulation Roadmap

        In June 2012, the SEC issued for comment a policy statement on its proposed plan that would sequence the phasing in of final rules to be adopted by the Commission regulating security-based swaps in order to comply with the requirements of the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank" Act). The policy statement provides a proposed "roadmap" for adoption of final rules, but does not mandate specific registrant compliance deadlines. Management is monitoring this and other accounting and regulatory rulemaking developments for their potential effect on the Company's financial statements and internal controls over financial reporting.

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

Income Tax Expense:
As reported	$60,281

Non-GAAP Adjustments for non-operating activities—
Income taxes on payments in lieu of dividends(a)		$678
The Company's share of taxes payable arising from the payment of dividends by THE AG to IBG LLC(b)		(46,112)
U.S. foreign tax credits for Swiss taxes paid(c)		16,608

	$60,281	$(28,826)	$31,455

Net Income (loss) attributable to common stockholders:
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

Earnings per Share(d):
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

Foreign Currency Exposure

        As a result of our international market making activities and accumulated earnings in our foreign subsidiaries, our income and net worth is exposed to fluctuations in foreign exchange rates. Our European operations and some of our Asian operations are conducted by our Swiss subsidiary, THE. THE is regulated by the Swiss Financial Market Supervisory Authority as a securities dealer and its financial statements are presented in Swiss francs. Accordingly, THE is exposed to certain foreign exchange risks as described below:

  •
  THE buys and sells futures contracts and securities denominated in various currencies and carries bank balances and borrows and lends such currencies in its regular course of business. At the end of each accounting period THE's assets and liabilities are translated into Swiss francs for presentation in its financial statements. The resulting gains or losses are reported as translation gain or loss in THE's income statement. When we prepare our consolidated financial statements, THE's Swiss franc balances are translated into U.S. dollars for U.S. GAAP purposes. THE's translation gains or losses appear as such on IBG, Inc.'s consolidated statement, of comprehensive income, included in trading gains.

  •
  THE's net worth is carried on THE's books in Swiss francs in accordance with Swiss accounting standards. At the end of each accounting period, THE's net worth is translated at the then prevailing exchange rate into U.S. dollars and the resulting gain or loss is reported as OCI in our consolidated statement of financial condition and consolidated statement of comprehensive income. To a smaller extent, OCI is also produced by our other non-U.S. subsidiaries.

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

        Since 2005, we have expanded our market making systems to incorporate cash forex and forex options to hedge our currency exposure at little or no cost and to hedge our currency exposure throughout each day on a continuous basis. In connection with the development of our currency strategy, we determined to base our net worth in GLOBALs, a basket of currencies. Periodically, we re-evaluate the composition of the GLOBAL; in 2011 we expanded the composition of the GLOBAL from six to 16 currencies. The table below shows a comparison of the U.S. dollar equivalent of the GLOBAL as December 31, 2011 and 2012.

		As of 12/31/2011			As of 12/31/2012
Currency	Composition	FX Rate	GLOBAL in USD Equiv.	% of Comp.	FX Rate	GLOBAL in USD Equiv.	% of Comp.	CHANGE in % of Comp.
USD	0.41	1.0000	0.410	37.1%	1.0000	0.410	37.3%	0.2%
EUR	0.17	1.2942	0.220	19.9%	1.3194	0.224	20.4%	0.5%
JPY	10.00	0.0130	0.130	11.8%	0.0115	0.115	10.5%	-1.3%
GBP	0.03	1.5535	0.047	4.2%	1.6253	0.049	4.4%	0.2%
CAD	0.04	0.9816	0.039	3.6%	1.0079	0.040	3.7%	0.1%
BRL	0.08	0.5367	0.043	3.9%	0.4882	0.039	3.6%	-0.3%
INR	2.00	0.0188	0.038	3.4%	0.0182	0.036	3.3%	-0.1%
CHF	0.03	1.0646	0.032	2.9%	1.0923	0.033	3.0%	0.1%
HKD	0.25	0.1288	0.032	2.9%	0.1290	0.032	2.9%	0.0%
AUD	0.03	1.0228	0.031	2.8%	1.0394	0.031	2.8%	0.1%
KRW	28.00	0.0009	0.024	2.2%	0.0009	0.026	2.4%	0.2%
MXN	0.30	0.0717	0.021	1.9%	0.0777	0.023	2.1%	0.2%
SEK	0.09	0.1453	0.013	1.2%	0.1538	0.014	1.3%	0.1%
NOK	0.06	0.1672	0.010	0.9%	0.1797	0.011	1.0%	0.1%
SGD	0.01	0.7709	0.008	0.7%	0.8187	0.008	0.7%	0.0%
DKK	0.04	0.1741	0.007	0.6%	0.1769	0.007	0.6%	0.0%

			$1.105	100.0%		$1.100	100.0%	0.0%

        Because we actively manage our global currency exposure by maintaining our equity in GLOBALs, we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company. The U.S. dollar value of the GLOBAL decreased from $1.105 to $1.10, or 0.4%, in 2012. At December 31, 2012 approximately 63% of our equity was denominated in currencies other than U.S. dollars.

        The effects of our currency strategy appear in two places in the financial statements: (1) as a component of trading gains in the condensed consolidated statement of comprehensive income and (2) as OCI in the condensed consolidated statement of financial condition. The full effect of the GLOBAL is captured in comprehensive income.

        Reported results on a comprehensive basis reflect the U.S. GAAP convention adopted in 2011 that requires the reporting of currency translation results contained in OCI as part of reportable earnings. Previously, currency translation results were reported only as a component of changes in Total Equity in the condensed consolidated statement of financial condition.

Interest Rate Risk

        We had no variable-rate debt outstanding at December 31, 2012. Under our senior secured revolving credit facility, we have the ability to choose borrowing tenors from overnight to twelve months, which permits us to minimize the risk of interest rate fluctuations.

        We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies. In a normal rate environment, we typically invest a portion of these funds in U.S. government treasury securities with maturities of up to three months. Under these circumstances, if interest rates were to increase rapidly and substantially, in increments that were not reflected in the yields on these treasury securities, our net interest income from customer deposits would decrease. Based upon investments outstanding at December 31, 2012, we had minimal exposure of this nature.

        We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Due to a currently low rate environment, a decrease of U.S. benchmark interest rates by 0.05%, would reduce our net interest income by approximately $10.1 million on an annualized basis.

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

        We expect this kind of exposure to increase with growth in our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2012, we had $9.85 billion in margin credit extended to our customers. The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin credit requirements meet or exceed those required by Regulation T of the

Board of Governors of the Federal Reserve. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers' positions if their equity falls below required margin requirements.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements Introductory Note

        Interactive Brokers Group, Inc. ("IBG, Inc." or the "Company") is a holding company whose primary asset is its ownership of approximately 11.9% of the membership interests of IBG LLC (the "Group"). See Notes 1 and 4 to the consolidated financial statements for further discussion of the Company's capital and ownership structure.

        We are an automated global electronic broker and market maker specializing in routing orders and executing and processing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 100 electronic exchanges and trading venues around the world. In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut and from Chicago, Illinois and from Jersey City, New Jersey. Abroad, we conduct business through offices located in Canada, England, Switzerland, Hong Kong, India, Australia and Japan. At December 31, 2012 we had 891 employees worldwide.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interactive Brokers Group, Inc.
Greenwich, CT

        We have audited the accompanying consolidated statements of financial condition of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Interactive Brokers Group, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2013 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP
New York, New York
March 8, 2013

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

(in thousands, except share data)	December 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$1,614,592	$1,695,495
Cash and securities—segregated for regulatory purposes	12,482,388	10,069,938
Securities borrowed	2,833,145	2,661,671
Securities purchased under agreements to resell	428,904	375,366
Financial instruments owned, at fair value:
Financial instruments owned	3,617,879	5,447,549
Financial instruments owned and pledged as collateral	926,857	1,167,529

	4,544,736	6,615,078

Receivables:
Customers, less allowance for doubtful accounts of $1,416 and $3,332 at December 31, 2012 and 2011	9,851,018	7,024,792
Brokers, dealers and clearing organizations	844,584	1,397,772
Receivable from affiliate	620	595
Interest	22,829	20,540

	10,719,051	8,443,699

Other assets	576,741	543,118

Total assets	$33,199,557	$30,404,365

Liabilities and equity
Liabilities:
Financial instruments sold but not yet purchased, at fair value	$4,286,260	$6,156,148
Securities loaned	1,839,274	1,386,059
Short-term borrowings	110,420	6,538
Payables:
Customers	21,421,978	17,300,105
Brokers, dealers and clearing organizations	361,834	247,360
Payable to affiliate	259,441	271,602
Accounts payable, accrued expenses and other liabilities	102,695	116,771
Interest	4,508	6,416

	22,150,456	17,942,254

Senior notes payable	—	101,411

	28,386,410	25,592,410

Redeemable noncontrolling interests	—	5,269,619

Commitments, contingencies and guarantees
Equity (deficit):
Stockholders' equity (deficit):
Common stock, $0.01 par value per share:
Class A—Authorized—1,000,000,000, Issued—47,797,844 and 46,061,256 shares, Outstanding—47,499,739 and 45,576,791 shares at December 31, 2012 and 2011	478	460
Class B—Authorized, Issued and Outstanding—100 shares at December 31, 2012 and 2011	—	—
Additional paid-in capital	493,912	—
Retained earnings (accumulated deficit)	82,072	(465,138)
Accumulated other comprehensive income, net of income taxes of $1,417 and $10,454 at December 31, 2012 and 2011	29,754	18,487
Treasury stock, at cost, 298,105 and 484,465 shares at December 31, 2012 and 2011	(7,718)	(13,310)

Total stockholders' equity (deficit)	598,498	(459,501)
Noncontrolling interests	4,214,649	1,837

Total equity (deficit)	4,813,147	(457,664)

Total liabilities and stockholders' equity (deficit)	$33,199,557	$30,404,365

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three Years Ended December 31, 2012

(in thousands, except for shares or per share amounts)	2012	2011	2010
Revenues:
Trading gains	$435,097	$665,180	$368,634
Commissions and execution fees	412,614	456,212	386,765
Interest income	268,427	280,190	172,504
Other income	76,332	42,986	60,414

Total revenues	1,192,470	1,444,568	988,317
Interest expense	61,950	86,256	66,209

Total net revenues	1,130,520	1,358,312	922,108

Non-interest expenses:
Execution and clearing	250,990	281,348	272,608
Employee compensation and benefits	244,504	216,309	203,559
Occupancy, depreciation and amortization	38,875	37,086	37,336
Communications	23,258	23,577	23,488
General and administrative	45,893	58,924	47,702

Total non-interest expenses	603,520	617,244	584,693

Income before income taxes	527,000	741,068	337,415
Income tax expense	30,014	53,889	60,281

Net income	496,986	687,179	277,134
Less net income attributable to noncontrolling interests	456,318	625,321	286,684

Net income (loss) attributable to common stockholders	$40,668	$61,858	$(9,550)

Earnings per share:
Basic	$0.89	$1.39	$(0.23)

Diluted	$0.89	$1.37	$(0.23)

Weighted average common shares outstanding:
Basic	46,814,676	43,924,554	41,870,926

Diluted	47,070,522	44,364,902	42,498,705

Comprehensive income:
Net income (loss) attributable to common stockholders	$40,668	$61,858	$(9,550)
Other comprehensive income (loss):
Cumulative translation adjustment, before income taxes	2,231	(4,480)	16,164
Income taxes related to items of other comprehensive income	(9,036)	(1,830)	5,941

Other comprehensive income (loss), net of tax	11,267	(2,650)	10,223

Comprehensive income attributable to common stockholders	$51,935	$59,208	$673

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	$456,318	$625,321	$286,684
Other comprehensive income (loss)—cumulative translation adjustment	16,955	(27,801)	132,175

Comprehensive income attributable to noncontrolling interests	$473,273	$597,520	$418,859

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$496,986	$687,179	$277,134
Adjustments to reconcile net income to net cash provided by operating activities:
Translation (gains) losses	3,654	12,072	254,615
Deferred income taxes	17,784	25,188	5,864
Depreciation and amortization	19,269	18,700	18,702
Employee stock plan compensation	67,092	49,186	41,700
Losses on non-market making investments, net	2,164	36,886	3,383
Bad debt expense and other	758	8,853	2,571
Change in operating assets and liabilities:
Increase in cash and securities—segregated for regulatory purposes	(2,411,924)	(2,182,461)	(977,661)
(Increase) decrease in securities borrowed	(169,900)	630,442	1,759,236
Increase in securities purchased under agreements to resell	(53,520)	(39,028)	(105,026)
Decrease in financial instruments owned	2,077,511	799,773	1,873,475
Increase in receivables from customers	(2,828,058)	(47,007)	(3,736,448)
Decrease (increase) in other receivables	553,823	(669,623)	(252,147)
(Increase) decrease in other assets	(2,607)	13,005	13,694
(Decrease) increase in financial instruments sold but not yet purchased	(1,865,730)	28,476	(2,672,066)
Increase (decrease) in securities loaned	454,189	(273,482)	520,549
Increase in payable to customers	4,117,748	2,249,887	4,465,272
Increase (decrease) in other payables	79,129	(262,173)	200,497

Net cash provided by operating activities	558,368	1,085,873	1,693,344

Cash flows from investing activities:
Purchases of non-market making investments	(453,161)	(193,111)	(3,000)
Sales of non-market making investments	417,158	66,915	3,817
Distributions received from equity investments	1,567	2,715	—
Purchase of property and equipment	(17,997)	(13,546)	(18,108)

Net cash used in investing activities	(52,433)	(137,027)	(17,291)

Cash flows from financing activities:
Redemption of member interests from IBG Holdings LLC	—	—	(27,204)
Redemption of former member interest	—	(1,595)	(1,226)
Dividends paid to shareholders	(66,298)	(13,472)	(75,589)
Dividends paid to noncontrolling interests	(525,253)	(174,243)	(999,171)
Issuances of senior notes	—	410,318	601,980
Redemptions of senior notes	(101,411)	(503,510)	(613,154)
Borrowings under senior secured credit facility	—	—	100,000
Repayments of senior secured credit facility	—	(100,000)	—
Increase (decrease) in short-term borrowings, net	101,988	(168,215)	(160,445)

Net cash used in financing activities	(590,974)	(550,717)	(1,174,809)

Effect of exchange rate changes on cash and cash equivalents	4,136	(56,853)	46,415

Net (decrease) increase in cash and cash equivalents	(80,903)	341,276	547,659
Cash and cash equivalents at beginning of period	1,695,495	1,354,219	806,560

Cash and cash equivalents at end of period	$1,614,592	$1,695,495	$1,354,219

Supplemental disclosures of cash flow information:
Cash paid for interest	$63,858	$87,522	$67,587

Cash paid for taxes	$23,110	$78,858	$85,047

Non-cash financing activities:
Issuance of Common Stock in exchange of member interests in IBG LLC	$—	$29,199	$—

Redemption of member interests from IBG Holdings LLC	$—	$(29,199)	$—

Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$13,800	$(19,290)	$(36,047)

Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(13,800)	$19,290	$36,047

Changes in redemption value of redeemable noncontrolling interests	$(5,269,619)	$(1,051,230)	$2,453

Changes to total equity (deficit) for the change in the redemption value of redeemable noncontrolling interests	$5,269,619	$1,051,230	$(2,453)

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

Three Years Ended December 31, 2012

	Common Stock
					Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
(in thousands, except for share amounts)	Issued Shares	Par Value	Additional Paid-In Capital	Treasury Stock				Other Noncontrolling Interests	Total Equity (Deficit)	Redeemable Noncontrolling Interests
Balance, December 31, 2009	42,075,714	$421	$—	$(23,871)	$(1,344,302)	$10,914	$(1,356,838)	$1,181	$(1,355,657)	$6,318,396
Adjustment of redeemable noncontrolling interests to redemption value			(2,060)		(602,215)		(604,275)		(604,275)	2,453
Common stock distributed pursuant to stock plans	828,004	8	(8)	4,739			4,739		4,739
Compensation for stock grants vesting in the future			38,247				38,247		38,247
Redemption of former member interests			(132)				(132)		(132)
Dividends paid to shareholders					(75,589)		(75,589)		(75,589)
Dividends paid by IBG LLC to other noncontrolling interests							—	(13)	(13)
Adjustments for changes in proportionate ownership in IBG LLC			(36,047)				(36,047)		(36,047)
Comprehensive income					(9,550)	10,223	673	290	963

Balance, December 31, 2010	42,903,718	429	—	(19,132)	(2,031,656)	21,137	(2,029,222)	1,458	(2,027,764)	6,320,849

Adjustment of redeemable noncontrolling interests to redemption value			(55,520)		1,518,132		1,462,612		1,462,612	(1,051,230)
Issuance of Common Stock in follow-on offering	1,983,624	20	29,179				29,199		29,199
Common stock distributed pursuant to stock plans	1,173,914	11	(11)	5,822			5,822		5,822
Compensation for stock grants vesting in the future			45,368				45,368		45,368
Redemption of former member interests			(174)				(174)		(174)
Deferred tax benefit retained—follow-on offering			448				448		448
Dividends paid to shareholders					(13,472)		(13,472)		(13,472)
Dividends paid by IBG LLC to other noncontrolling interests							—	(20)	(20)
Adjustments for changes in proportionate ownership in IBG LLC			(19,290)				(19,290)		(19,290)
Comprehensive income					61,858	(2,650)	59,208	399	59,607

Balance, December 31, 2011	46,061,256	460	—	(13,310)	(465,138)	18,487	(459,501)	1,837	(457,664)	5,269,619

Adjustment of redeemable noncontrolling interests from temporary to permanent equity (Note 4)			472,409		572,840		1,045,249	4,322,304	5,367,553	(5,269,619)
Common stock distributed pursuant to stock plans	1,736,588	18	(18)	5,592			5,592		5,592
Compensation for stock grants vesting in the future			7,226				7,226	29,096	36,322
Deferred tax benefit retained			495				495		495
Dividends paid to shareholders					(66,298)		(66,298)		(66,298)
Dividends paid by IBG LLC to noncontrolling interests								(490,261)	(490,261)
Adjustments for changes in proportionate ownership in IBG LLC			13,800				13,800	(59)	13,741
Comprehensive income					40,668	11,267	51,935	351,732	403,667

Balance, December 31, 2012	47,797,844	$478	$493,912	$(7,718)	$82,072	$29,754	$598,498	$4,214,649	$4,813,147	$—

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

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

        IBG, Inc. operates in two business segments, electronic brokerage and market making. IBG, Inc. conducts its electronic brokerage business through certain Interactive Brokers subsidiaries, which provide electronic execution and clearing services to customers worldwide. The Company conducts its market making business principally through its Timber Hill subsidiaries on the world's leading exchanges and market centers, primarily in exchange-traded equities, equity options and equity-index options and futures.

        Certain of the Operating Companies are members of various securities and commodities exchanges in North America, Europe and the Asia/Pacific region and are subject to regulatory capital and other requirements (Note 17). IB LLC, IBUK, IBC, IBI and IBSJ carry securities accounts for customers or perform custodial functions relating to customer securities.

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

        Securities owned and pledged of $1,545.8 million, primarily stocks, previously reported at December 31, 2011 were overstated by $378.3 million, and financial instruments owned were understated by the same amount, in error. This classification error did not affect total financial instruments owned or total assets. Based on an analysis, the Company has concluded that this error was qualitatively and quantitatively immaterial. The consolidated statement of financial condition and Note 6 — Fair Value have been corrected for comparative purposes.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

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

        Prior to the June 6, 2012 amendment to the Exchange Agreement (Note 4), the Company was required to report IBG Holdings LLC's ("Holdings") ownership as redeemable noncontrolling interests (i.e., temporary equity) pursuant to ASC 810-10-45, ASC 815-40-25 and ASC 480-10-S99-3A (formerly FASB Emerging Issues Task Force Topic D-98), outside of total equity in the consolidated financial statements. Redemption value of these redeemable noncontrolling interests was measured as the number of equivalent shares of member interests in IBG LLC owned by Holdings multiplied by the then current market price per share of the Company's common stock. The excess of the redemption value over the book value of these interests, which did not affect net income attributable to common stockholders or cash flows, was required to be accounted for as a reduction of the Company's stockholders' equity in the consolidated statement of financial condition.

        The Company elected to recognize changes in redemption value in each reporting period immediately as they occurred as if the end of each reporting period was also the redemption date for the entire redeemable noncontrolling interest under paragraph 15(b) of ASC 480-10-S99-3A, notwithstanding that the redeemable noncontrolling interests are redeemable over a period of time pursuant to a redemption schedule (Note 4).

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

        For periods after the above referenced amendment, the noncontrolling interests in IBG LLC attributable to Holdings are reported as a component of equity.

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and accompanying notes. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ materially from those estimates. Such estimates include the estimated fair values of IBG LLC and the Company in connection with accounting for redeemable noncontrolling interests, the estimated value of investments accounted for under the equity method of accounting, the estimated useful lives of property and equipment, including capitalized internally developed software, the allowance for doubtful accounts, compensation accruals, current and deferred income taxes and estimated contingency reserves.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

Fair Value

        At December 31, 2012 and 2011, substantially all of IBG, Inc.'s assets and liabilities, including financial instruments, were carried at fair value based on published market prices and were marked to market, or were assets which are short-term in nature (such as U.S. government treasury bills or spot foreign exchange) and were carried at amounts that approximate fair value.

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

        Investments in listed common stock and investments in other non-market making securities, which investments are reported in other assets in the accompanying consolidated statement of financial condition, are generally reported as Level 2 financial instruments, except for unrestricted listed equities, which are Level 1 financial instruments. Investments in other non-market making securities include corporate, municipal and asset-backed debt securities, which are Level 2 financial instruments whose fair values are determined using broker and vendor prices that have been independently validated by the Company.

Earnings Per Share

        Earnings per share ("EPS") are computed in accordance with ASC 260, Earnings per Share. Shares of Class A and Class B common stock share proportionately in the earnings of IBG, Inc. Basic earnings

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

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

        Shares granted under the stock-based compensation plans are subject to forfeiture in the event an employee ceases employment with the Company. The plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans' post-employment provisions will forfeit 50% of unvested previously granted shares unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested shares previously granted.

Cash and Cash Equivalents

        IBG, Inc. defines cash equivalents as short-term, highly liquid securities and cash deposits with original maturities of three months or less, other than those used for trading purposes.

Cash and Securities—Segregated for Regulatory Purposes

        As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets. In addition, substantially all of the Operating Companies are members of various clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities. Securities segregated for regulatory purposes consisted of Federal Deposit Insurance Corporation insured corporate bonds, which are recorded as Level 2 financial assets, in the amount of $0 and $440.4 million at December 31, 2012 and

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

2011, U.S. Treasury Bills of $2,297.0 million and $747.9 million at December 31, 2012 and 2011, which are recorded as Level 1 financial assets and securities purchased under agreements to resell in the amount of $6.37 billion and $3.82 billion as of December 31, 2012 and 2011, respectively, which amounts approximate fair value.

Securities Borrowed and Securities Loaned

        Securities borrowed and securities loaned are recorded at the amount of collateral advanced or received. Securities borrowed transactions require IBG, Inc. to provide counterparties with collateral, which may be in the form of cash, letters of credit or other securities. With respect to securities loaned, IBG, Inc. receives collateral, which may be in the form of cash or other securities in an amount generally in excess of the fair value of the securities loaned.

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

Customer Receivables and Payables

        Customer securities transactions are recorded on a settlement date basis and customer commodities transactions are recorded on a trade date basis. Receivables from and payables to

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

customers include amounts due on cash and margin transactions, including futures contracts transacted on behalf of customers. Securities owned by customers, including those that collateralize margin loans or other similar transactions, are not reported in the consolidated statements of financial condition. Amounts receivable from customers that are determined by management to be uncollectible are expensed as a component of general and administrative expense.

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

        Receivables and payables to brokers, dealers and clearing organizations include net receivables and payables from unsettled trades as well as amounts related to futures contracts executed on behalf of customers, amounts receivable for securities not delivered by IBG, Inc. to the purchaser by the settlement date ("fails to deliver") and margin deposits. Payables to brokers, dealers and clearing organizations also include amounts payable for securities not received by IBG, Inc. from a seller by the settlement date ("fails to receive").

Investments

        IBG, Inc. makes certain strategic investments related to financial services and accounts for these investments under the cost method of accounting or under the equity method of accounting as required under ASC 323, Investments—Equity Method and Joint Ventures. Investments are accounted for under the equity method of accounting when IBG, Inc. has significant influence over the investee. Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of IBG, Inc.'s initial investment and adjusted each period for IBG, Inc.'s share of the investee's income or loss. IBG, Inc.'s share of the income or losses from equity investments is reported as a component of other income (Note 11) in the consolidated statements of comprehensive income and the recorded amounts of IBG, Inc.'s equity investments, $34.7 million at December 31, 2012 ($25.3 million at December 31, 2011), which are included in other assets in the consolidated statements of financial condition, increase or decrease accordingly. Distributions received from equity investees are recorded as reductions to the respective investment balance.

        A judgmental aspect of accounting for investments is evaluating whether an other-than-temporary decline in the value of an investment has occurred. The evaluation of an other-than-temporary impairment is dependent on specific quantitative and qualitative factors and circumstances surrounding an investment, including recurring operating losses, credit defaults and subsequent rounds of financing. IBG, Inc.'s equity investments do not have readily determinable market values. All equity investments are reviewed for changes in circumstances or occurrence of events that suggest IBG, Inc.'s investment may not be recoverable. If an unrealized loss on any investment is considered to be other-than-temporary, the loss is recognized in the period the determination is made. IBG, Inc. also holds exchange memberships and investments in equity securities of certain exchanges as required to qualify as a clearing member, and strategic investments in corporate stock that do not qualify for equity method accounting. Such investments, $36.2 million at December 31, 2012 ($35.0 million at December 31, 2011), are recorded at cost or, if an other-than-temporary impairment in value has occurred, at a value that reflects management's estimate of the impairment, and are included in other assets in the consolidated statements of financial condition. Dividends are recognized as a component of other income as such dividends are received.

        The Company also makes non-market making investments (which are not considered core business activities) that are accounted for at fair value (Note 6), with gains and losses recorded as a component of other income (Note 11).

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

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

Comprehensive Income and Foreign Currency Translation

        The Company's operating results are reported in the consolidated statement of comprehensive income pursuant to Accounting Standards Update 2011-05, Comprehensive Income.

        Comprehensive income consists of two components: net income and other comprehensive income ("OCI"). OCI is comprised of revenues, expenses, gains and losses that are reported in the comprehensive income section of the statement of comprehensive income, but are excluded from reported net income. IBG, Inc.'s OCI is comprised of foreign currency translation adjustments.

        IBG, Inc.'s international Operating Companies have a functional currency that is other than the U.S. dollar. Such subsidiaries' assets and liabilities are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the period. Adjustments that result from translating amounts from a subsidiary's functional currency are reported as a component of accumulated OCI. In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. Deferred income taxes have not been provided for U.S. tax liabilities or for additional foreign taxes on unremitted earnings that have been indefinitely reinvested.

Revenue Recognition

        —Trading Gains

        Trading gains and losses are recorded on trade date and are reported on a net basis. Trading gains are comprised of changes in the fair value of financial instruments owned and financial instruments sold but not yet purchased (i.e., unrealized gains and losses) and realized gains and losses. Dividends are integral to the valuation of stocks and interest is integral to the valuation of fixed income instruments. Accordingly, both dividends and interest income and expense attributable to financial instruments owned and financial instruments sold but not yet purchased are reported on a net basis as a component of trading gains in the accompanying consolidated statements of comprehensive income.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

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

        —Foreign Currency Transaction Gains and Losses

        Foreign currency transaction gains and losses from market making and electronic brokerage activities, respectively, are included in trading gains and in interest or other income in the accompanying consolidated statements of comprehensive income.

Income Taxes

        IBG, Inc. accounts for income taxes in accordance with ASC 740, Income Taxes. The Company's income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits are based on enacted tax laws (Note 13) and reflect management's best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Determining income tax expense requires significant judgments and estimates.

        Deferred income tax assets and liabilities arise from temporary differences between the tax and financial statement recognition of the underlying assets and liabilities. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax-planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). Deferred income taxes have not been provided for U.S. tax liabilities or for additional foreign taxes on the unremitted earnings of foreign subsidiaries that have been indefinitely reinvested.

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

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

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

        The Company records tax liabilities in accordance with ASC 740 and adjusts these liabilities when management's judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

        IBG, Inc. recognizes interest related to income tax matters as interest income or expense and penalties related to income tax matters as income tax expense.

Recently Issued Accounting Pronouncements

        Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates ("ASUs") as the means to add to or delete from, or otherwise amend the ASC. In 2012 and 2013, prior to the issuance of the Company's consolidated financial statements, ASUs 2012-01 through 2013-05 have been issued. Following is a summary of recently issued ASUs that have affected or may affect the Company's consolidated financial statements:

	Affects	Status
ASU 2011-03	Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.
ASU 2011-04	Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS	To be applied prospectively for interim and annual periods beginning after December 15, 2011.
ASU 2011-11	Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities	Effective for fiscal periods beginning on or after January 1, 2013. Retrospective disclosures for comparative periods presented will be required.
ASU 2012-03
	Technical Amendments and Corrections to SEC Sections—Amendments to SEC section of ASC pursuant to SEC Staff Bulletin 114, Technical Amendments Pursuant to SEC Release No. 33-9520 and Corrections Relating to Accounting Standards Update 2010-22.	Effective upon issuance in August 2012.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

	Affects	Status
ASU 2012-04	Technical Corrections and Improvements—Amendments to the ASC correcting for differences between source literature and the ASC, guidance clarification and reference corrections and relocation of guidance to more appropriate locations within the ASC, and Conforming Amendments Related to Fair Value (Topic 820).	Effective upon issuance in October 2012 or, in the case of amendments subject to transitional guidance, for fiscal years beginning after December 15, 2012.
ASU 2013-01	Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities	Effective for fiscal periods beginning on or after January 1, 2013 (the same as the effective date of ASU 2011-11).

        Adoption of those ASUs that became effective during 2012 and 2013, prior to the issuance of the Company's consolidated financial statements, did not have a material effect on those financial statements. Management is assessing the potential impact on the Company's financial statements of adopting ASUs that will become effective in the future.

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

        In June 2012 the FASB and IASB issued a joint statement on their continuing deliberations regarding changes to lease accounting. When issued, new lease accounting standards under the ASC and IFRS will require the reporting of lease assets and related liabilities on issuers' statements of financial condition under a mutually agreed upon two-method approach. Exposure Drafts detailing applicability and implementation considerations are expected to be issued in 2013, and final standards are expected to be issued in the future. Management will be assessing the potential effects of this change in lease accounting as the standard setting process moves forward. Based on the scope of existing lease commitments (approximately 0.1% of total assets as of December 31, 2012—see Note 15), the effect on the Company's financial statements is not expected to be material.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

        On July 13, 2012, the SEC's Office of the Chief Accountant issued its Final Staff Report on the Work Plan. This report considered possible means of aligning IFRS with U.S. GAAP, and raised numerous concerns about the possible effects of adoption on registrants and investors. The Staff Report did not reject some form of convergence between U.S. GAAP and IFRS, but also did not endorse adoption and did not commit to the extent or timing of adoption. While a formal commitment regarding possible incorporation of IFRS into U.S. GAAP has not been determined, based on continuing joint efforts between the FASB and IASB, it is likely that convergence to some extent will occur in the future. The Company applies versions of IFRS for the stand alone financial statements of several of the Operating Companies, where required, and continues to assess the potential impact of adopting IFRS on the Company's consolidated financial statements.

SEC Derivatives Regulation Roadmap

        In June 2012, the SEC issued for comment a policy statement on its proposed plan that would sequence the phasing in of final rules to be adopted by the Commission regulating security-based swaps in order to comply with the requirements of the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank" Act). The policy statement provides a proposed "roadmap" for adoption of final rules, but does not mandate specific registrant compliance deadlines. Management is monitoring this and other accounting and regulatory rulemaking developments for their potential effect on the Company's financial statements and internal controls over financial reporting.

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

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

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

  Interest Rate Risk

  Interest rate risk arises from the possibility that changes in interest rates will affect the value of financial instruments. IBG, Inc. is exposed to interest rate risk on cash and margin balances, positions carried in equity securities, options, futures and on its debt obligations. These risks are managed through investment policies and by entering into interest rate futures contracts.

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

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

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

Concentrations of Credit Risk

        IBG, Inc.'s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of December 31, 2012, the Company did not have any material concentrations of credit risk.

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

4. Equity and Earnings Per Share

        In connection with its IPO in May 2007, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC from Holdings, became the sole managing member of IBG LLC and began to consolidate IBG LLC's financial results into its financial statements. Holdings wholly owns all Class B common stock, which common stock has voting rights in proportion to its ownership interests in IBG LLC, approximately 88.1% as of December 31, 2012. The consolidated financial statements reflect the results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC. Prior to the June 6, 2012 amendment to the Exchange Agreement (described below), Holdings' ownership interests in IBG LLC were accounted for and reported in these consolidated financial

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

4. Equity and Earnings Per Share (Continued)

statements as "redeemable noncontrolling interests" (temporary equity) pursuant to ASC 810-10-45, ASC 815-40-25 and ASC 480-10-S99-3A. For periods after the Amendment, beginning with the quarter ended June 30, 2012, the noncontrolling interests in IBG LLC attributable to Holdings are reported as a component of total equity, as described below.

Recapitalization and Post-IPO Capital Structure

        Immediately prior to and immediately following the consummation of the IPO, IBG, Inc., Holdings, IBG LLC and the members of IBG LLC consummated a series of transactions collectively referred to herein as the "Recapitalization." In connection with the Recapitalization, IBG, Inc., Holdings and the historical members of IBG LLC entered into an exchange agreement, dated as of May 3, 2007 (the "Exchange Agreement"), pursuant to which the historical members of IBG LLC received membership interests in Holdings in exchange for their membership interests in IBG LLC. Additionally, IBG, Inc. became the sole managing member of IBG LLC.

        In connection with the consummation of the IPO, Holdings used the net proceeds to redeem 10.0% of members' interests in Holdings in proportion to their interests. Immediately following the Recapitalization and IPO, Holdings owned approximately 90% of IBG LLC and 100% of IBG, Inc.'s Class B common stock, which has voting power in IBG, Inc. in proportion to Holdings' ownership of IBG LLC.

        Since consummation of the IPO and Recapitalization, IBG, Inc.'s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As described previously in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of Holdings' and IBG, Inc.'s respective ownership of IBG LLC. At December 31, 2012 and 2011, 1,000,000,000 shares of Class A common stock were authorized, of which 47,797,844 and 46,061,256 shares have been issued; and 47,499,739 and 45,576,791 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of December 31, 2012 and 2011, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of December 31, 2012 and 2011, respectively.

        As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with the 2011 redemption of Holdings member interests in exchange for common stock, which deferred tax assets are a component of other assets in the consolidated statement of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the 2011 redemption date, respectively, as allowable under current tax law. As of December 31, 2012 and 2011, the unamortized balance of these deferred tax assets was $281,615 and $297,881, respectively.

        IBG, Inc. also entered into an agreement (the "Tax Receivable Agreement") with Holdings to pay Holdings (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

4. Equity and Earnings Per Share (Continued)

actually realizes as the result of tax basis increases. These payables, net of payments made to Holdings, are reported as payable to affiliate in the consolidated statement of financial condition.

        The remaining 15% is accounted for as a permanent increase to additional paid-in capital in the consolidated statement of financial condition.

        The deferred tax assets, payables to Holdings and credits to additional paid-in capital arising from stock offerings from the date of the IPO through December 31, 2012 were:

Deferred Tax Assets	Payable Holdings	Additional Paid In Capital
$387,069	$329,009	$58,060

        Amounts received and payable under the Tax Receivable Agreement are payable to Holdings annually upon the filing of IBG, Inc.'s federal income tax return. The Company has paid Holdings a total of $70.4 million through December 31, 2012 pursuant to the terms of the Tax Receivable Agreement.

        The Exchange Agreement provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from Holdings, which could result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, holders of Holdings member interests are able to request redemption of such member interests over a minimum eight (8) year period following the IPO; 12.5% annually for seven (7) years and 2.5% in the eighth year.

        At the time of the Company's IPO in 2007, three hundred sixty (360) million shares of authorized Common Stock were reserved for future sales and redemptions. From 2008 through 2010, Holdings redeemed 5,013,259 IBG LLC shares for a total of $114 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption these IBG LLC shares were retired. In 2011, the Company issued 1,983,624 shares of Common Stock directly to Holdings in exchange for an equivalent number of shares of member interests in IBG LLC.

        As a consequence of these redemption transactions, and distribution of shares to employees (Note 12), IBG, Inc.'s interest in IBG LLC has increased to approximately 11.9%, with Holdings owning the remaining 88.1% as of December 31, 2012. The redemptions also resulted in an increase in the Holdings interest held by Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 86.3% at December 31, 2012.

        The Exchange Agreement, as amended June 6, 2012, provides that the Company may facilitate the redemption by Holdings of interests held by its members through the issuance of shares of common stock through a public offering in exchange for the interests in IBG LLC being redeemed by Holdings. The June 6, 2012 amendment (the "Amendment") eliminated from the Exchange Agreement an alternative funding method, which provided that upon approval by the board of directors and by agreement of the Company, IBG LLC and Holdings, redemptions could be made in cash.

        Subsequent to the amendment to the Exchange Agreement on June 6, 2012, the Company recorded adjustments to report Holdings' noncontrolling interests in IBG LLC as component of total equity, reducing

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

4. Equity and Earnings Per Share (Continued)

redeemable noncontrolling interests to zero and reversing the cumulative effect of adjustments to redemption value previously recorded to additional paid-in capital. The effect of these adjustments, before the allocation of comprehensive income and other capital transactions to Holdings' noncontrolling interests in IBG LLC subsequent to June 6, 2012, and before the recording of capital transactions and comprehensive income attributable to the Company and to other noncontrolling interests was:

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

        Basic earnings (loss) per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period:

	Year-ended December 31,
	2012	2011	2010
Basic earnings per share:
Net income attributable to common stockholders	$40,668	$61,858	$(9,550)
Add (deduct) net income attributable to non-fair value redemption rights	1,108	(878)	(62)

Net income available for common stockholders	$41,776	$60,980	$(9,612)

Weighted average shares of common stock outstanding:
Class A	46,814,576	43,924,454	41,870,826
Class B	100	100	100

	46,814,676	43,924,554	41,870,926

Basic earnings per share	$0.89	$1.39	$(0.23)

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

4. Equity and Earnings Per Share (Continued)

        Diluted earnings (loss) per share are calculated utilizing the Company's basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares:

	Year-ended December 31,
	2012	2011	2010
Diluted earnings per share:
Net income available for common stockholders	$41,776	$60,980	$(9,612)

Weighted average shares of common stock outstanding:
Class A:
Issued and outstanding	46,814,576	43,924,454	41,870,826
Potentially dilutive common shares:
Issuable pursuant to 2007 ROI Unit Stock Plan	255,846	440,348	627,779
Class B	100	100	100

	47,070,522	44,364,902	42,498,705

Diluted earnings per share	$0.89	$1.37	$(0.23)

        In 2012 and 2011, there were no adjustments required to potentially dilutive shares. In 2010, potentially dilutive shares were excluded from the calculation of diluted loss per share because, in a loss year, such shares would have been anti-dilutive. Earnings per share were impacted by a tax benefit that the Company recognized during preparation of the 2010 income tax returns. In connection with the special dividend paid by our Swiss operating company in December 2010, we were able to capture additional foreign tax credits, which resulted in an estimated $0.12 increase in diluted earnings per share.

Member and Stockholder Dividends

        In March, June, September and December 2012, IBG LLC paid dividends to its members totaling $596 million, of which IBG, Inc.'s proportionate share was $71 million. During 2012, the Company paid quarterly cash dividends of $0.10 per share of Common Stock, totaling $18.8 million, and in December 2012 paid a special cash dividend of $1.00 per share of Common Stock, totaling $47.5 million.

        On January 15, 2013, the Company declared a cash dividend of $0.10 per common share, payable on March 14, 2013 to shareholders of record as of March 1, 2013.

5. Comprehensive Income

        Comprehensive income is comprised of Net Income and Other Comprehensive Income ("OCI"). The Company's OCI is comprised of foreign currency translation adjustments, which arise from changes in the U.S. dollar value of the net worth of the Company's international Operating Companies during

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

5. Comprehensive Income (Continued)

respective reporting periods. The following table presents comprehensive income and earnings per share (calculated using the two-class method) on comprehensive income:

	Year-ended December 31,
	2012	2011	2010
Net income attributable to common stockholders	$40,668	$61,858	$(9,550)
Add (deduct) net income attributable to non-fair value redemption rights	1,108	(878)	(62)

Net income available for common stockholders	41,776	60,980	(9,612)
Other comprehensive income:
Cumulative translation adjustment, before income taxes	2,231	(4,480)	16,164
Income taxes related to items of other comprehensive income	(9,036)	(1,830)	5,941

Other comprehensive income (loss), net of tax	11,267	(2,650)	10,223

Comprehensive income available for common stockholders	$53,043	$58,330	$611

Earnings per share on comprehensive income:
Basic	$1.13	$1.33	$0.01

Diluted	$1.13	$1.31	$0.01

Weighted average common shares outstanding:
Basic	46,814,676	43,924,554	41,870,926

Diluted	47,070,522	44,364,902	42,498,705

        In 2012, the Company determined that deferred income taxes had been provided for on OCI of certain foreign subsidiaries in error. Based on an analysis, the company has concluded that this error was qualitatively and quantitatively immaterial for all periods affected. Accordingly, deferred income taxes of $9.2 million, previously provided on OCI generated by those subsidiaries in periods from 2007 through 2011, were reversed, which increased the reported earnings per share on comprehensive income for 2012 by $0.20.

6. Fair Value

        The following tables set forth, by level within the fair value hierarchy (Note 2), financial assets and liabilities, primarily financial instruments owned and financial instruments sold, but not yet purchased at fair value as of December 31, 2012 and 2011. Financial instruments owned and pledged of

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

6. Fair Value (Continued)

$1,545.8 million, primarily stocks, previously reported at December 31, 2011 were overstated by $378.3 million in error.

        As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Financial Assets At Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory purposes	$2,297,024	$—	$—	$2,297,024

Financial instruments owned:
Stocks	887,031	—	—	887,031
Options	2,388,173	—	—	2,388,173
U.S. and foreign government obligations	30,087	—	—	30,087
Warrants	109,835	—	—	109,835
Corporate and municipal bonds	104,387	59,533	—	163,920
Discount certificates	37,482	—	—	37,482
Currency forward contracts	—	1,351	—	1,351

Total Financial instruments owned	3,556,995	60,884	—	3,617,879

Financial instruments owned and pledged as collateral:
Stocks	775,222	—	—	775,222
Warrants	350	—	—	350
Corporate and municipal bonds	4,332	—	—	4,332
U.S. and foreign government obligations	146,953	—	—	146,953

Total Financial instruments owned and pledged as collateral	926,857	—	—	926,857

Subtotal	4,483,852	60,884	—	4,544,736

Other assets—investments
Investments in common stock	17,707	3,549	—	21,256
Other investments	2,249	92,727	—	94,976

Total Financial Assets at Fair Value	$6,800,832	$157,160	$—	$6,957,992

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

6. Fair Value (Continued)

	Financial Liabilities At Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased:
Stocks	$1,787,741	$—	$—	$1,787,741
Options	2,389,871	—	—	2,389,871
U.S. and foreign government obligations	451	—	—	451
Warrants	2,104	—	—	2,104
Corporate bonds	90,710	11,833	—	102,543
Currency forward contracts	—	3,550	—	3,550

Total Financial instruments sold, not yet purchased	$4,270,877	$15,383	$—	$4,286,260

	Financial Assets At Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory purposes	$747,857	$440,408	$—	$1,188,265

Financial instruments owned:
Stocks	1,046,755	—	—	1,046,755
Options	4,113,539	—	—	4,113,539
U.S. and foreign government obligations	10,908	—	—	10,908
Warrants	113,033	—	—	113,033
Corporate and municipal bonds	40,561	60,501	—	101,062
Discount certificates	60,675	—	—	60,675
Currency forward contracts	—	1,577	—	1,577

Total Financial instruments owned	5,385,471	62,078	—	5,447,549

Financial instruments owned and pledged as collateral:
Stocks	999,116	—	—	999,116
Warrants	570	—	—	570
Corporate and municipal bonds	428	—	—	428
U.S. and foreign government obligations	167,415	—	—	167,415

Total Financial instruments owned and pledged as collateral	1,167,529	—	—	1,167,529

Subtotal	6,553,000	62,078	—	6,615,078

Other assets—investments
Investments in common stock	3,782	—	—	3,782
Other investments	1,260	89,472	—	90,732

Total Financial Assets at Fair Value	$7,305,899	$591,958	$—	$7,897,857

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

6. Fair Value (Continued)

	Financial Liabilities At Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased:
Stocks	$1,796,160	$—	$—	$1,796,160
Options	4,233,533	—	—	4,233,533
Warrants	240	—	—	240
Corporate bonds	61,166	61,511	—	122,677
Currency forward contracts	—	3,538	—	3,538

Total Financial instruments sold, not yet purchased	$6,091,099	$65,049	$—	$6,156,148

        There have been no transfers of fair value assets between Levels 1 and 2. The Company has no Level 3 assets.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

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

        Margin loans are extended on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the account and an overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company's collateral policies significantly limits the Company's credit exposure to margin loans in the event of a customer's default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. At December 31, 2012 and 2011, approximately $9.85 billion and $7.02 billion of customer margin loans were outstanding.

        Amounts relating to collateralized transactions at December 31, 2012 and 2011 are summarized as follows (millions):

	December 31, 2012		December 31, 2011
	Permitted to Repledge	Sold or Repledged	Permitted to Repledge	Sold or Repledged
Securities lending transactions	$2,844	$2,828	$2,670	$2,657
Agreements to resell(1)	6,779	6,774	4,174	4,174
Customer margin securities(2)	13,604	3,016	9,797	2,022

	$23,227	$12,618	$16,641	$8,853

(1)
At December 31, 2012, $6.4 billion, or 94% (at December 31, 2011, $3.8 billion, or 91%), of securities acquired through agreements to resell that are shown as repledged have been deposited

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

7. Collateralized Transactions (Continued)

  in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

(2)
Sold or repledged customer margin securities of $853 previously reported at December 31, 2011 erroneously excluded $1,169 used to satisfy short sale obligations.

        In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. At December 31, 2012 and 2011, substantially all government obligations owned were pledged to clearing organizations.

        Financial instruments owned and pledged, including amounts pledged to affiliates, where the counterparty has the right to repledge, at December 31, 2012 and 2011 consisted of the following (millions):

	December 31, 2012	December 31, 2011
Stocks	$775	$999
Warrants	1	1
Corporate and municipal bonds	4	—
U.S. and foreign government obligations	147	167

	$927	$1,167

8. Short-Term Borrowings

        Short-term borrowings consist primarily of collateralized borrowing facilities with clearing banks in multiple currencies that bear interest at fluctuating overnight rates based on interbank funds rates prevailing in the respective currencies. In addition, the Company has available secured and unsecured overnight bank loan facilities. All short-term borrowings outstanding at December 31, 2012 and 2011 were either repaid on the next business day or rolled forward and, accordingly, their carrying values approximated their fair values.

        As of December 31, 2012 and 2011, short-term borrowings consisted of:

	2012		2011
	Principal	Weighted Average Rates	Principal	Weighted Average Rates
Overnight borrowing facilities	$39,172	0.23%	$6,538	1.26%
Unsecured bank loans	71,248	0.10%	—	n/a

	$110,420		$6,538

        Interest expense on short term borrowings for each of the three years ended December 31, 2012, 2011 and 2010 was $579, $2,204 and $3,196, respectively.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

9. Senior Notes Payable

        At December 31, 2011, IBG LLC had $101,411 of 3% senior notes outstanding. All senior notes had either a 15-month or an 18-month original maturity. IBG LLC, solely at its option, could redeem the senior notes at any time on or after a specified date in the third month or the sixth month, respectively, after the date on which the senior notes were issued and sold (the "Optional Redemption Date"), at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued interest.

        In January 2012, the Company decided to discontinue the Senior Notes Program. It is the Company's intention that no new Senior Notes will be issued. All previously issued Senior Notes, $101,411 outstanding as of December 31, 2011, were redeemed prior to June 30, 2012.

10. Senior Secured Revolving Credit Facility

        On May 17, 2012, IBG LLC entered into a $100 million three-year senior secured revolving credit facility with Bank of America, N.A. as administrative agent and Citibank, N.A., as syndication agent. This credit facility replaced a similar two-year facility that expired on May 18, 2012.

        IBG LLC is the sole borrower under this credit facility. The facility's interest rate is indexed to the overnight federal funds rate or to the British Bankers Association LIBOR rate for the relevant term, at the borrower's option, and is secured by a first priority interest in all of the capital stock of each entity owned directly by IBG LLC (subject to customary limitations with respect to foreign subsidiaries). The facility may be used to finance working capital needs and general corporate purposes, including downstreaming funds to IBG LLC's regulated broker-dealer subsidiaries as regulatory capital. This allows IBG LLC to take advantage of market opportunities when they arise, while maintaining substantial excess regulatory capital. The financial condition covenants contained in this credit facility include the following:

  •
  minimum consolidated shareholders' equity, as defined, of $3.6 billion, with quarterly increases equal to 25% of positive consolidated net income;

  •
  maximum total debt to capitalization ratio of 30%;

  •
  minimum liquidity ratio of 1.0 to 1.0; and

  •
  maximum total debt to net regulatory capital ratio of 35%.

        At December 31, 2012 and December 31, 2011, no borrowings were outstanding under this or the predecessor credit facility and IBG LLC was in compliance with all of the covenants. At maturity, subject to meeting certain terms of the facility, the Company will have an option to convert the facility to a one-year term loan.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

11. Other Income

        The components of other income for the three years ended December 31, 2012, 2011 and 2010 were:

	2012	2011	2010
Payments for order flow	$21,167	$23,597	$24,288
Market data fees	27,175	26,393	30,241
Account activity fees	13,404	11,088	—
Exchange fee income	4,393	4,593	5,072
Market maker incentives	988	1,002	2,471
Non-market making gains (losses), net	(458)	(25,078)	(6,325)
Other, net	9,663	1,391	4,667

	$76,332	$42,986	$60,414

        Payments for order flow are earned from various options exchanges based upon options trading volume originated by the Operating Companies. Market data fees are charged to customers based upon market data services provided. This income is largely offset by the related cost to obtain the underlying market data from third party vendors. Various exchanges pay the Company market maker incentives for its market making efforts on those exchanges. Gains and losses on non-market making securities are generated from investments in securities that are not held for the Group's market making operations or from securities that are subject to restrictions.

12. Employee Incentive Plans

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

12. Employee Incentive Plans (Continued)

        As of December 31, 2012 and 2011, payables to employees for ROI Dollar Units were $7,624 and $10,088, respectively, all of which were vested. These amounts are included in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. Compensation expense for the ROI Dollar Unit plan, included in the consolidated statements of comprehensive income was $751, $1,499 and $1,573 for the years ended December 31, 2012, 2011 and 2010 respectively.

2007 ROI Unit Stock Plan

        In connection with the IPO, IBG, Inc. adopted the Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan (the "ROI Unit Stock Plan"). Under this plan, certain employees of the Group who held ROI Dollar Units, at the employee's option, elected to invest their ROI Dollar Unit accumulated earnings as of December 31, 2006 in shares of Common Stock. An aggregate of 1,271,009 shares of Common Stock (consisting of 1,250,000 shares issued under the ROI Unit Stock Plan and 21,009 shares under the 2007 Stock Incentive Plan, as described below), with a fair value at the date of grant of $38,143 were issued to IBG LLC and held as treasury stock, to be distributed to employees in accordance with the following schedule and subject to the conditions below:

  •
  10% on the date of the IPO (or on the first anniversary of the IPO, in the case of U.S. ROI Unit holders who made the above-referenced elections after December 31, 2006); and

  •
  an additional 15% on each of the first six anniversaries of the date of the IPO, assuming continued employment with IBG, Inc. and compliance with other applicable covenants.

        Of the fair value at the date of grant, $17,806 represented the accumulated ROI Dollar Unit value elected to be invested by employees in Common Stock and such amount was accrued for as of December 31, 2006. The remainder is being ratably accrued as compensation expense by the Company from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule. Compensation expense for the 2007 ROI Unit Stock Plan and related grants under the 2007 Stock Incentive Plan, net of the effect of forfeitures, included in the consolidated statements of comprehensive income for the years ended December 31, 2012, 2011 and 2010 was $3,555, $3,878 and $3,513, respectively. As of December 31, 2012, compensation costs for the ROI Unit Stock Plan had been fully accrued.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

12. Employee Incentive Plans (Continued)

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

        IBG, Inc. granted awards under the Stock Incentive Plan in connection with the IPO and is expected to continue to grant awards on or about December 31 of each year following the IPO, to eligible employees as part of an overall plan of equity compensation. Shares of common stock vest, and become distributable to employees in accordance with the following schedule:

  •
  10% on the first vesting date, which approximates the anniversary of the IPO; and

  •
  an additional 15% on each of the following six anniversaries of the first vesting, assuming continued employment with IBG, Inc. and compliance with non-competition and other applicable covenants.

        Awards granted to external directors vest, and are distributed, over a five-year period (20% per year) commencing one year after the date of grant. 20,423 awards have been granted to the external directors cumulatively since the IPO.

        Stock Incentive Plan share grants (excluding 21,009 shares issued pursuant to the 2007 ROI Unit Stock Plan above) and the related fair values at the date of grant were:

	Shares	Fair Value at Date of Grant ($000's)
In connection with IPO	927,943	$27,847
July 31, 2007	16,665	404
December 31, 2007	1,055,206	32,876
December 31, 2008	2,065,432	35,600
December 31, 2009	2,448,031	42,796
December 31, 2010	2,513,738	43,255
December 31, 2011	3,411,613	50,753
January 6, 2012	1,215,866	18,411
December 31, 2012	3,629,960	50,484

	17,284,454	$302,426

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

12. Employee Incentive Plans (Continued)

        The following is a summary of Stock Plan activity for the period from January 1, 2010 through December 31, 2012:

	Shares
	2007 Stock Incentive Plan Shares	2007 ROI Unit Stock Plan Shares
Balance, December 31, 2009	5,641,054	733,562

Granted	2,513,738	—
Forfeited by employees	(63,650)	(2,179)
Distributed to employees	(828,002)	(186,770)

Balance, December 31, 2010	7,263,140	544,613

Granted	3,411,613	—
Forfeited by employees	(91,843)	(764)
Distributed to employees	(1,173,916)	(187,700)

Balance, December 31, 2011	9,408,994	356,149

Granted	4,845,826	—
Forfeited by employees	(115,750)	(500)
Distributed to employees	(1,736,588)	(186,360)

Balance, December 31, 2012	12,402,482	169,289

        Estimated future grants under the Stock Incentive Plan are being accrued for ratably during each year under the ASC 718 "Graded Vesting" method. Compensation expense recognized in the consolidated statements of comprehensive income for the years ended December 31, 2012, 2011 and 2010, were $63,278, $45,308 and $38,187, respectively. Estimated future compensation costs for unvested awards at December 31, 2012 are $44.3 million.

        Awards granted under the ROI Unit Stock Plan and the Stock Incentive Plan are subject to forfeiture in the event an employee ceases employment with the Company. The plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans' post-employment provisions will forfeit 50% of unvested previously granted awards unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested awards previously granted. Distributions of remaining awards granted on or before January 1, 2009 to former employees will occur within 90 days of the anniversary of the termination of employment date over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year. Distributions of remaining awards granted on or after January 1, 2010 to former employees will occur over the remaining vesting schedule applicable to each grant. Through December 31, 2012, a total of 44,546 shares have been distributed under these post-employment provisions. These distributions are included in the Stock Plans activity tables above.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

13. Income Taxes

        Income tax expense for the three years ended December 31, 2012, 2011 and 2010 differs from the U.S. federal statutory rate due to the differing effective tax rates in foreign, state and local jurisdictions where certain operating companies are subject to corporate taxation. Deferred income taxes arise due to the amortization of the deferred tax assets recognized in connection with the Common Stock offerings (Note 4), valuation of THE's financial assets and liabilities and temporary differences arising from the deductibility of compensation and depreciation expenses in different time periods for book and tax return purposes.

        For the three years ended December 31, 2012, 2011 and 2010, the provision for income taxes consisted of:

	2012	2011	2010
Current:
Federal	$1,379	$3,221	$20,604
State and local	167	675	161
Foreign	10,684	24,805	33,652

Total current	12,230	28,701	54,417

Deferred:
Federal	16,765	17,678	18,915
State and local	27	(28)	(25)
Foreign	992	7,538	(13,026)

Total deferred	17,784	25,188	5,864

	$30,014	$53,889	$60,281

        A reconciliation of the statutory U.S. Federal income tax rate of 35% to the Company's effective tax rate is set forth below:

	2012	2011	2010
U.S. Statutory Tax Rate	35.0%	35.0%	35.0%
Less: rate attributable to noncontrolling interests	-30.3%	-29.5%	-29.8%
State, local and foreign taxes, net of federal benefit	1.0%	1.8%	12.5%

	5.7%	7.3%	17.7%

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

13. Income Taxes (Continued)

        Significant components of the Company's deferred tax assets (liabilities), which are respectively reported in other assets and in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition, as of December 31, 2012 and 2011 were as follows:

	2012	2011	2010
Deferred tax assets:
Deferred tax asset arising from acquisition of interests in IBG LLC	$281,615	$297,881	$313,562
Deferred compensation	7,309	5,078	4,736
Other	1,135	182	1,380

Total deferred tax assets	$290,059	$303,141	$319,678

Deferred tax liabilities:
Foreign, primarily THE	$14,022	$11,573	$7,937
Other comprehensive income	282	10,454	12,284
Other	—	4,100	54

Total deferred tax liabilities	14,304	26,127	20,275

Net deferred tax assets	$275,755	$277,014	$299,403

        At December 31, 2012, accumulated earnings held by non-U.S. subsidiaries totaled $969.8 million. Of this amount, approximately $380.6 million is attributable to earnings of our foreign subsidiaries that are considered "pass-through" entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for U.S. tax purposes and when they are remitted. With respect to certain of these subsidiaries' accumulated earnings (approximately $297.5 as of December 31, 2012), repatriation would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution. The Company has not provided for its proportionate share of these additional foreign taxes as it does not intend to repatriate these earnings in the foreseeable future. For the same reason, the Company has not provided deferred U.S. tax on cumulative translation adjustments associated with these earnings.

        The remainder of the accumulated earnings are attributable to non-U.S. subsidiaries that are not considered "pass-through" entities for U.S. tax purposes. The Company's U.S. tax basis in the stock of most of these entities exceeds its book basis. It is therefore not permitted to establish a deferred tax asset pursuant to ASC 740 as this difference will not reverse in the foreseeable future. In the instances in which the Company's book basis exceeds its U.S. tax basis, no deferred tax liability has been established as the Company considers the earnings of those entities to be indefinitely reinvested.

        In December 2010, THE declared a dividend of $990.3 million to IBG LLC (Note 4). The Company recognized income tax expense, net of available foreign tax credits, of $24.2 million on its proportionate share of this dividend. When filing its 2010 U.S. Federal Income Tax Returns, the Company captured additional foreign tax credits of $5.3 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

13. Income Taxes (Continued)

        As of and for the years ended December 31, 2012 and 2011, the Company had no unrecognized tax liabilities as defined under ASC 740, Income Taxes and no valuation allowances on deferred tax assets were required. The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2012, the Company's tax years for 2009 through 2012 are subject to examination by the respective tax authorities. As of December 31, 2012, the Company is no longer subject to U.S. Federal, state, local or foreign examinations by tax authorities for years before 2008.

        The Taxpayer Relief Act of 2012, signed into law on January 2, 2013, brought about significant tax changes, including, but not limited to, the retroactive extension of several temporary tax incentives for businesses. The business tax incentives extended through 2013 include bonus depreciation, 15-year straight line cost recovery for qualified leasehold improvements, research and development tax credit and the exception for active financing income under Subpart F and look-through treatment of payments between related controlled foreign corporations. The effects of the change in tax law, currently estimated to be a benefit of $596, will be recognized in our first quarter 2013 results, the quarter that the law was enacted.

14. Property and Equipment

        Property and equipment, which is included in other assets in the consolidated statements of financial condition, is comprised of leasehold improvements, computer hardware, software developed for the Company's internal use and office furniture and equipment. At December 31, 2012 and 2011, property and equipment consisted of:

	2012	2011
Leasehold improvements	$23,114	$26,613
Computer equipment	10,867	11,691
Internally developed software	35,020	32,116
Office furniture and equipment	4,273	5,702

	73,274	76,122
Less—accumulated depreciation and amortization	(38,607)	(40,183)

Property and equipment , net	$34,667	$35,939

        Depreciation and amortization of $19,269, $18,700 and $18,702 for the three years ended December 31, 2012, 2011 and 2010, respectively, is included in occupancy, depreciation and amortization expenses in the consolidated statements of comprehensive income.

15. Commitments, Contingencies and Guarantees

Litigation

        The Company is subject to certain pending and threatened legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. IBG, Inc. has not been able to quantify the actual loss or range of loss related to such legal proceedings, the manner

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

15. Commitments, Contingencies and Guarantees (Continued)

in which they will be resolved, the timing of final resolution or the ultimate settlement. It is the opinion of management that the resolution of these actions will not have a material effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period.

        On February 3, 2010, Trading Technologies International, Inc. ("Trading Technologies") filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against Interactive Brokers Group, Inc., IBG LLC, Holdings, and Interactive Brokers LLC. Thereafter, Trading Technologies dismissed Interactive Brokers Group, Inc. and Holdings from the case, leaving only IBG LLC and Interactive Brokers LLC as defendants ("Defendants"). The operative complaint, as amended, alleges that the Defendants have infringed and continue to infringe twelve U.S. patents held by Trading Technologies. Trading Technologies is seeking, among other things, unspecified damages and injunctive relief. The case is in the early stages and discovery has yet to begin. While it is too early to predict the outcome of the matter, we believe we have meritorious defenses to the allegations made in the complaint and intend to defend ourselves vigorously against them. However, litigation is inherently uncertain and there can be no guarantee that the Company will prevail or that the litigation can be settled on favorable terms.

        IBG, Inc. accounts for potential losses related to litigation in accordance with ASC 450, Contingencies. As of December 31, 2012 and 2011, reserves provided for potential losses related to litigation matters were not material.

Leases

        Operating Companies have non-cancelable operating leases covering office space. All but one of the office space leases are subject to escalation clauses based on specified costs incurred by the respective landlords and contain renewal elections. Rent expense calculated on a straight-line basis for the Group was $13,338, $12,751 and $12,006 for the three years ended December 31, 2012, 2011 and 2010, respectively, and is reported in occupancy, depreciation and amortization expenses in the consolidated statements of comprehensive income. As of December 31, 2012, the Company's minimum annual lease commitments were as follows:

Year
2013	$12,638
2014	9,873
2015	8,892
2016	8,093
2017	7,068
Thereafter	7,748

$54,312

Guarantees

        Certain of the Operating Companies provide guarantees to securities clearing houses and exchanges which meet the accounting definition of a guarantee under ASC 460, Guarantees. Under the

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

16. Segment and Geographic Information (Continued)

        Management believes that the following information by business segment provides a reasonable representation of each segment's contribution to total net revenues and income before income taxes for the three years ended December 31, 2012, and to total assets as of December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
Net revenues:
Electronic brokerage	$670,407	$691,475	$547,272
Market making	459,626	698,471	379,180
Corporate and eliminations	487	(31,634)	(4,344)

Total net revenues	$1,130,520	$1,358,312	$922,108

Income before income taxes:
Electronic brokerage	$341,704	$370,325	$273,996
Market making	188,613	413,142	88,194
Corporate and eliminations	(3,317)	(42,399)	(24,775)

Total income before income taxes	$527,000	$741,068	$337,415

	December 31, 2012	December 31, 2011	December 31, 2010
Segment assets:
Electronic brokerage	$25,741,495	$20,707,771	$17,356,632
Market making	12,730,811	14,389,427	14,609,564
Corporate and eliminations	(5,272,749)	(4,692,833)	(3,466,157)

Total assets	$33,199,557	$30,404,365	$28,500,039

        The Company operates its automated global business in U.S. and international markets on more than 100 exchanges and market centers. A significant portion of IBG, Inc.'s net revenues are generated by subsidiaries operating outside the United States. International operations are comprised of market making and electronic brokerage activities in 23 countries in Europe, Asia and North America (outside

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

16. Segment and Geographic Information (Continued)

the United States). The following table presents total net revenues and income before income taxes by geographic area for the three years ended December 31, 2012:

	Year ended December 31,
	2012	2011	2010
Net revenues:
United States	$836,910	$980,146	$753,983
International	294,519	418,024	176,854
Corporate and eliminations	(909)	(39,858)	(8,729)

Total net revenues	$1,130,520	$1,358,312	$922,108

Income before income taxes:
United States	$443,016	$608,709	$407,481
International	88,462	182,635	(41,197)
Corporate and eliminations	(4,478)	(50,276)	(28,869)

Total income before income taxes	$527,000	$741,068	$337,415

17. Regulatory Requirements

        At December 31, 2012, aggregate excess regulatory capital for all of the Operating Companies was $2.56 billion.

        TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the CFTC's minimum financial requirements (Regulation 1.17), and THE is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement. Additionally, THSHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, THA is subject to the Australian Stock Exchange liquid capital requirement, THC and IBC are subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, IBUK is subject to the U.K. Financial Services Authority financial resources requirement, IBI is subject to the National Stock Exchange of India net capital requirements and IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements. The following table summarizes capital, capital requirements and excess regulatory capital (millions):

	Net Capital/ Eligible Equity	Requirement	Excess
IB LLC	$1,633	$219	$1,414
TH LLC	394	42	352
THE	646	211	435
Other regulated Operating Companies	379	24	355

	$3,052	$496	$2,556

        At December 31, 2012, all of the regulated Operating Companies were in compliance with their respective regulatory capital requirements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

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

        Included in receivable from and payable to customers in the accompanying consolidated statements of financial condition as of December 31, 2012 and 2011 were accounts receivable from directors, officers and their affiliates of $1,139 and $1,291 and payables of $744,990 and $510,623, respectively.

19. Subsequent Events

        As required by ASC 855-10-50, the Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date the consolidated financial statements were issued.

        No recordable or disclosable events, not otherwise reported in these financial statements or the notes thereto, occurred.

*****

SUPPLEMENTARY DATA

Unaudited Quarterly results

        The Company's unaudited quarterly results for 2012 and 2011 reflect the consolidated operating results of IBG, Inc. and its subsidiaries.

	2012 Quarterly Data
	First	Second	Third	Fourth
Revenues	$323.1	$277.0	$332.8	$259.6
Interest expense	19.2	16.1	14.2	12.5

Net Revenues	303.9	260.9	318.6	247.1

Non-interest expenses:
Execution and clearing	64.6	66.2	61.7	58.5
Employee compensation and benefits	62.7	59.8	57.7	64.3
Other	26.9	26.4	26.6	28.1

Total non-interest expenses	154.2	152.4	146.0	150.9

Income before income taxes	149.7	108.5	172.6	96.2
Income tax expense	8.7	11.0	14.7	(4.4)
Non-controlling interests	129.9	89.5	145.4	91.5

Net Income	$11.1	$8.0	$12.5	$9.1

Basic earnings per share	$0.27	$0.17	$0.26	$0.19

Diluted earnings per share	$0.27	$0.17	$0.26	$0.19

Net Income	$11.1	$8.0	$12.5	$9.1
Other comprehensive income (loss):
Cumulative translation adjustment, before income taxes	4.1	(5.8)	3.0	0.9
Income taxes related to items of other comprehensive income(1)	1.5	(2.1)	1.1	(9.6)

Other comprehensive income (loss), net of tax	2.6	(3.7)	1.9	10.5

Comprehensive income attributable to common stockholders	$13.7	$4.3	$14.4	$19.6

Comprehensive income attributable to non-controlling interests:
Net income attributable to non-controlling interests	$129.9	$89.5	$145.4	$91.5
Other comprehensive income (loss)—cumulative translation adjustment	31.6	(43.6)	22.0	7.1

Comprehensive income attributable to non-controlling interests	$161.5	$45.9	$167.4	$98.6

(1)
The Company determined that deferred income taxes had been provided for on OCI for certain of its foreign subsidiaries in error. Accordingly, deferred income taxes of $9.2 million, previously provided on OCI in periods from 2007 through 2011, were reversed, in this table, in the fourth quarter of 2012.

	2011 Quarterly Data
	First	Second	Third	Fourth
Revenues	$385.6	$321.4	$408.9	$328.7
Interest expense	17.7	24.5	23.3	20.8

Net Revenues	367.9	296.9	385.6	307.9

Non-interest expenses:
Execution and clearing	66.2	66.1	82.1	66.9
Employee compensation and benefits	52.4	52.6	56.2	55.1
Other	27.3	29.1	29.5	33.7

Total non-interest expenses	145.9	147.8	167.8	155.7

Income before income taxes	222.0	149.1	217.8	152.2
Income tax expense	18.7	12.5	15.3	7.4
Non-controlling interests	187.0	127.1	180.0	131.2

Net Income	$16.3	$9.5	$22.5	$13.6

Basic earnings per share	$0.39	$0.22	$0.48	$0.29

Diluted earnings per share	$0.39	$0.22	$0.48	$0.29

Net Income	$16.3	$9.5	$22.5	$13.6
Other comprehensive income (loss):
Cumulative translation adjustment, before income taxes	1.9	6.1	(10.1)	(2.4)
Income taxes related to items of other comprehensive income	0.7	2.2	(3.7)	(1.0)

Other comprehensive income (loss), net of tax	1.2	3.9	(6.4)	(1.4)

Comprehensive income attributable to common stockholders	$17.5	$13.4	$16.1	$12.2

Comprehensive income attributable to non-controlling interests:
Net income attributable to non-controlling interests	$187.0	$127.1	$180.0	$131.2
Other comprehensive income (loss)—cumulative translation adjustment	16.6	50.1	(75.9)	(18.6)

Comprehensive income attributable to non-controlling interests	$203.6	$177.2	$104.1	$112.6

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Restatement of Prior Period Financial Statements Filed

        As reported in the Company's Amended 2011 Annual Report on Form 10-K/A, filed on August 31, 2012, on August 13, 2012, the Audit Committee of the Board of Directors of the Company and management concluded that the consolidated financial statements for the three years ended December 31, 2011 included in the Company's 2011 Annual Report on Form 10-K filed February 29, 2012 (the "Original Filing.") should no longer be relied upon and should be restated.

        This restatement was made as a result of the Company concluding that its interpretation of accounting guidance (contained in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC or the "Codification") 480-10-S99, formerly FASB Emerging Issues Task Force Topic D-98) pertaining to cash redemption provisions regarding redeemable noncontrolling interests had been incorrect, resulting in an error in previously issued consolidated financial statements. This error had no effect on reported net income attributable to common stockholders or cash flows, but did affect the classification of redeemable noncontrolling interests in IBG LLC attributable to Holdings from the Company's May 3, 2007 initial public offering through June 6, 2012, as described in Note 21 to the consolidated financial statements contained in Part II, Item 8 of the Company's Amended 2011 Annual Report. As a result of this change in the classification of redeemable noncontrolling interests, the calculation of earnings per share was affected.

        In addition to the change in classification relating to the reporting of redeemable noncontrolling interests attributable to Holdings described above, the Company corrected other errors that had been previously identified that affected previously issued financial statements. These items included errors in recording share issuances under stock compensation award plans, which was corrected in connection with the preparation of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and adjustments to record the timely recognition of the effect of equity award plan forfeiture provisions, which error was corrected in the Company's Original Filing. Both of these corrections were disclosed as immaterial restatements in the respective original filings.

Evaluation of Disclosure Controls and Procedures

        The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2012. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2012 due to a material weakness that exists within the Company's internal control over financial reporting related to the review and interpretation of complex accounting issues. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

        Notwithstanding the material weakness described above, the Company has performed additional detailed procedures and analysis and other post-closing procedures during the preparation of the Company's consolidated financial statements, and our management has concluded that the Company's consolidated financial statements contained in this Annual Report on Form 10-K present fairly the

Company's financial condition, results of operations and cash flows as of December 31, 2012 and for the year then ended in all material respects, in accordance with U.S. GAAP.

Management's Assessment of Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's CEO and CFO to provide reasonable assurance regarding reliability of financial reporting and preparation of the Company's consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

        Under the supervision and with the participation of the Company's CEO and the CFO, and including consideration of the implementation of the Remediation Plan described in the following section, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on management's assessment and given the insufficient amount of time to implement fully the remediation plan, management has concluded that the Company's internal control over financial reporting related to the review and interpretation of complex accounting issues was not effective as of December 31, 2012.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation Plan

        Management is actively addressing and has made significant progress toward remediating the above material weakness, employing an approach that is aimed at creating a robust framework for the design and implementation of all relevant controls. The steps taken to improve the Company's internal control over financial reporting related to the review and interpretation of complex accounting issues include the following:

  Actions taken regarding restatement issues

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

  Remediation plan

  •
  Enhanced the existing policy requiring a quarterly review by the Chief Financial Officer ("CFO") and Chief Accounting Officer ("CAO") of significant transactions and official accounting guidance applied to the Company's financial statements. The primary element of this enhancement was the formation of a formal Accounting Policy Committee (the "APC") in September 2012, comprised of nine (9) experienced subject matter experts from within the Company's accounting, tax and regulatory disciplines, and includes the CFO and CAO. The APC is responsible for assessing the possible effects of such transactions and accounting guidance on the Company's financial statements and to report the results of its assessments to management and to the Audit Committee.

  •
  The results of these assessments have been and will be reviewed quarterly with the Company's Audit Committee and, where the assessments indicate that further research and evaluation are required, the CFO and the CAO will recommend to the Audit Committee whether they believe the Company has sufficient professional resources to address the issues internally or if external professional resources are required.

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

Changes to Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting other than those described above for the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interactive Brokers Group, Inc.
Greenwich, CT

        We have audited the internal control over financial reporting of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: the Company's review and interpretation of complex accounting issues were not sufficiently designed to prevent or detect a material misstatement. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

        In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2012, of the Company and our report dated March 8, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
New York, New York
March 8, 2013

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

  •
  "Item 2—Ratification of Appointment of Independent Registered Public Accounting Firm"

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report

1.     Consolidated Financial Statements

        The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof and in Part II, Item 8 hereof.

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
21.1	Subsidiaries of ther registrant.
23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Extension Schema*
101.CAL	XBRL Extension Calculation Linkbase*
101.DEF	XBRL Extension Definition Linkbase*
101.LAB	XBRL Extension Label Linkbase*
101.PRE	XBRL Extension Presentation Linkbase*

**
Previously filed; incorporated herein by reference.

+
These exhibits relate to management contracts or compensatory plans or arrangements.

*
Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2012, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Changes in Stockholders' Equity and (v) Notes to the Consolidated Financial Statements tagged in detail levels 1-4.

ITEMS. 15    (a)(1) and 15 (a)(2) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interactive Brokers Group, Inc.
Greenwich, CT

        We have audited the consolidated financial statements of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and the Company's internal control over financial reporting as of December 31, 2012 (which report expresses an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of a material weakness), and have issued our reports thereon dated March 8, 2013; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the accompanying index at Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
New York, New York
March 8, 2013

INTERACTIVE BROKERS GROUP, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

As of December 31, (in thousands, except share and per share amounts)	2012	2011
Assets
Cash and cash equivalents	$94	$18
Investments in subsidiaries, equity basis	568,038	552,214
Receivable from affiliates	49	11,759
Other assets	288,687	303,926

Total assets	$856,868	$867,917

Liabilities and stockholders' equity (deficit)
Liabilities:
Payable to affiliates	$258,291	$1,316,851
Accrued expenses and other liabilities	79	10,567

	258,370	1,327,418

Stockholders' equity (deficit):
Common stock, $0.01 par value per share:
Class A—Authorized—1,000,000,000, Issued—47,797,844 and 46,061,256 shares, Outstanding—47,499,739 and 45,576,791 shares at December 31, 2012 and 2011	478	460
Class B—Authorized, Issued and Outstanding—100 shares at December 31, 2012 and 2011	—	—
Additional paid-in capital	493,912	—
Retained earnings (accumulated deficit), including accumulated other comprehensive income of $29,754 and $18,487 at December 31, 2012 and 2011	111,826	(446,651)
Treasury stock, at cost, 298,105 and 484,465 shares at December 31, 2012 and 2011	(7,718)	(13,310)

Total stockholders' equity (deficit)	598,498	(459,501)

Total liabilities and stockholders' equity (deficit)	$856,868	$867,917

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

Year ended December 31, (in thousands)	2012	2011	2010
Revenues—dividends, interest and other	$—	$5,217	$1,056

Expenses:
Interest expense	—	—	2
Other	—	6	5
Delaware franchise taxes	180	180	165

Total expenses	180	186	172

Income (loss) before equity in income of subsidiary	(180)	5,031	884
Equity in income (loss) of subsidiary, net of tax	40,848	56,827	(10,434)

Net income (loss)	$40,668	$61,858	$(9,550)

Net income (loss) attributable to common stockholders	$40,668	$61,858	$(9,550)
Cumulative translation adjustment, net of tax	11,267	(2,650)	10,223

Comprehensive income attributable to common stockholders	$51,935	$59,208	$673

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

Year ended December 31, (in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$40,668	$61,858	$(9,550)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of subsidiary	(40,848)	(56,827)	10,434
Deferred income taxes	17,283	17,768	18,890
Changes in operating assets and liabilities	(21,337)	(33,207)	(63,328)

Net cash used in operating activities	(4,234)	(10,408)	(43,554)

Cash flows from investing activities	70,608	23,573	118,955

Cash flows from financing activities	(66,298)	(13,472)	(75,589)

Net decrease in cash and cash equivalents	76	(307)	(188)
Cash and cash equivalents at beginning of year	18	325	513

Cash and cash equivalents at end of year	$94	$18	$325

Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$2

Taxes paid	$—	$24,403	$5,311

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

2. Transactions with Affiliates

        As of December 31, 2012 and 2011, receivables from IBG LLC of $49 and $11,700 related to the lending of excess funds at variable rates to IBG LLC for use in its operations. Interest earned for the three years ended December 31, 2012, 2011 and 2010 was $0, $68 and $164, respectively. Dividends received from IBG LLC for the three years ended December 31, 2012, 2011 and 2010 were $70,608, $23,573 and $118,955, respectively.

        As of December 31, 2012 and 2011, respectively, payable to affiliates of $258,566 and $1,316,851 consisted in part of amounts payable to Holdings under the Tax Receivable Agreement of $258,566 and $271,602, respectively. As of December 31, 2011 this payable amount also included the difference between the redemption value of noncontrolling interests in IBG LLC attributable to Holdings of $1,045,249 and their book value (refer to Note 4 to the consolidated financial statements).

3. Stockholders' Equity

        Refer to Note 4 to the consolidated financial statements.

4. Employee Stock Plans

        Refer to Note 12 to the consolidated financial statements.

5. Commitments, Contingencies and Guarantees

        Refer to Note 15 to the consolidated financial statements.

6. Subsequent Events

        As required by ASC 855-10-50 the Company has evaluated subsequent events for adjustment to or disclosure in its condensed financial statements through the date the financial statements were issued. No recordable or disclosable events, not otherwise reported in these condensed financial statements or the notes thereto, occurred.

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

Date: March 8, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS PETERFFY Thomas Peterffy	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 8, 2013
/s/ PAUL J. BRODY Paul J. Brody	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer)	March 8, 2013
/s/ TIMOTHY E. ROGERS Timothy E. Rogers	Controller (Principal Accounting Officer)	March 8, 2013
/s/ LAWRENCE E. HARRIS Lawrence E. Harris	Director	March 8, 2013
/s/ HANS R. STOLL Hans R. Stoll	Director	March 8, 2013
/s/ IVERS W. RILEY Ivers W. Riley	Director	March 8, 2013