Form 10-Q
period 2013-03-31
Interactive Brokers Group, Inc.
filed 2013-05-10
CIK 1381197

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 8, 2013, there were 47,505,086 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

INTERACTIVE BROKERS GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

PART I.  FINANCIAL INFORMATION

Financial Statements Introductory Note

Interactive Brokers Group, Inc. (“IBG, Inc.” or the “Company”) is a holding company whose primary asset is its ownership of approximately 11.9% of the membership interests of IBG LLC (the “Group”). See Notes 1 and 4 to the unaudited condensed consolidated financial statements for further discussion of the Company’s capital and ownership structure.

                We are an automated global electronic broker and market maker specializing in routing orders and executing and processing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 100 electronic exchanges and trading venues around the world. In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut and from Chicago, Illinois and from Jersey City, New Jersey. Abroad, we conduct business through offices located in Canada, England, Switzerland, China (Hong Kong and Shanghai), India, Australia and Japan. At March 31, 2013, we had 888 employees worldwide.

	Interactive Brokers Group, Inc. and Subsidiaries
	Consolidated Statements of Financial Condition
	(Unaudited)

	March 31,	December 31,
(in thousands, except share data)	2013	2012
Assets
Cash and cash equivalents	$1,184,868	$1,614,592
Cash and securities - segregated for regulatory purposes	12,504,910	12,482,388
Securities borrowed	3,740,395	2,833,145
Securities purchased under agreements to resell	461,942	428,904
Financial instruments owned, at fair value:
Financial instruments owned	3,822,315	3,617,879
Financial instruments owned and pledged as collateral	839,994	926,857
Total financial instruments owned	4,662,309	4,544,736
Receivables:
Customers, less allowance for doubtful accounts of $1,795 and
$1,416 at March 31, 2013 and December 31, 2012	11,184,098	9,851,018
Brokers, dealers and clearing organizations	807,643	844,584
Receivable from affiliate	621	620
Interest	25,294	22,829
Total receivables	12,017,656	10,719,051
Other assets	572,024	576,741
Total assets	$35,144,104	$33,199,557

Liabilities and equity
Liabilities:
Financial instruments sold but not yet purchased,
at fair value	$4,367,387	$4,286,260
Securities loaned	2,198,766	1,839,274
Short-term borrowings	18,847	110,420
Payables:
Customers	23,060,902	21,421,978
Brokers, dealers and clearing organizations	311,924	361,834
Payable to affiliate	259,735	259,441
Accounts payable, accrued expenses and other liabilities	97,688	102,695
Interest	2,920	4,508
Total payables	23,733,169	22,150,456

Total liabilities	30,318,169	28,386,410

Commitments, contingencies and guarantees

Equity
Stockholders’ equity
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 47,801,449 and
47,797,844 shares, Outstanding – 47,505,086 and 47,499,739 shares
at March 31, 2013 and December 31, 2012	478	478
Class B – Authorized, Issued and Outstanding – 100 shares
at March 31, 2013 and December 31, 2012	-	-
Additional paid-in capital	494,823	493,912
Retained earnings	83,879	82,072
Accumulated other comprehensive income, net of income taxes of
$1,425 and $1,417 at March 31, 2013 and December 31, 2012	26,012	29,754
Treasury stock, at cost, 296,363 and 298,105 shares
at March 31, 2013 and December 31, 2012	(7,666)	(7,718)
Total stockholders’ equity	597,526	598,498
Noncontrolling interests	4,228,409	4,214,649
Total equity	4,825,935	4,813,147
Total liabilities and stockholders’ equity	$35,144,104	$33,199,557

	See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
	March 31,
(in thousands, except for shares or per share amounts)	2013	2012

Revenues:
Trading gains	$18,994	$137,280
Commissions and execution fees	119,538	100,885
Interest income	70,502	66,576
Other income	19,911	18,324
Total revenues	228,945	323,065

Interest expense	12,871	19,143

Total net revenues	216,074	303,922

Non-interest expenses:
Execution and clearing	59,540	64,624
Employee compensation and benefits	46,318	62,725
Occupancy, depreciation and amortization	10,069	9,934
Communications	5,453	5,674
General and administrative	12,471	11,288
Total non-interest expenses	133,851	154,245

Income before income taxes	82,223	149,677

Income tax expense	6,935	8,734
Net income	75,288	140,943
Less net income attributable to noncontrolling interests	68,731	129,859
Net income attributable to common stockholders	$6,557	$11,084

Earnings per share:
Basic	$0.14	$0.27
Diluted	$0.14	$0.27

Weighted average common shares outstanding:
Basic	47,499,898	45,576,925
Diluted	47,688,314	45,951,464

Comprehensive income:
Net income attributable to common stockholders	$6,557	$11,084
Other comprehensive income:
Cumulative translation adjustment, before income taxes	(3,735)	4,110
Income taxes related to items of other comprehensive income	7	1,484
Other comprehensive income (loss), net of tax	(3,742)	2,626
Comprehensive income attributable to common stockholders	$2,815	$13,710

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	$68,731	$129,859
Other comprehensive income (loss) - cumulative translation adjustment	(27,621)	31,551
Comprehensive income attributable to noncontrolling interests	$41,110	$161,410

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended March 31,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$75,288	$140,943
Adjustments to reconcile net income to net cash used in
operating activities:
Translation losses (gains)	814	(11,111)
Deferred income taxes	9,759	1,791
Depreciation and amortization	4,969	5,193
Employee stock plan compensation	8,470	20,579
Losses on other investments, net	133	1,009
Bad debt expense and other	454	17
Change in operating assets and liabilities:
Increase in cash and securities - segregated for regulatory purposes	(22,588)	(958,810)
Increase in securities borrowed	(909,814)	(419,838)
(Increase) decrease in securities purchased under agreements to resell	(33,042)	10,125
(Increase) decrease in financial instruments owned	(123,780)	184,646
Increase in receivables from customers	(1,333,077)	(1,436,050)
Decrease in other receivables	28,323	207,718
Increase in other assets	(8,196)	(2,806)
Increase (decrease) in financial instruments sold but not yet purchased	76,519	(471,665)
Increase in securities loaned	358,227	383,369
Increase in payable to customers	1,638,930	2,195,191
(Decrease) increase in other payables	(67,693)	95,769
Net cash used in operating activities	(296,304)	(53,930)
Cash flows from investing activities:
Purchases of other investments	(67,482)	(64,705)
Proceeds from sales of other investments	67,234	57,828
Distribution received from equity investment	11,054	1,567
Purchase of property and equipment	(3,702)	(5,176)
Net cash provided by (used in) investing activities	7,104	(10,486)
Cash flows from financing activities:
Dividends paid to shareholders	(4,750)	(4,557)
Dividends paid to noncontrolling interests	(35,137)	(34,993)
Redemptions of senior notes	-	(71,173)
(Decrease) increase in short-term borrowings, net	(90,036)	7,615
Net cash used in financing activities	(129,923)	(103,108)
Effect of exchange rate changes on cash and cash equivalents	(10,601)	23,428
Net decrease in cash and cash equivalents	(429,724)	(144,096)
Cash and cash equivalents at beginning of period	1,614,592	1,695,495
Cash and cash equivalents at end of period	$1,184,868	$1,551,399

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,460	$18,585
Cash paid for taxes	$20,628	$6,239

Non-cash financing activities:
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$(125)	$(38)
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$125	$38
Changes in redemption value of redeemable noncontrolling interests	$-	$726,601
Changes to total equity (deficit) for the change in the redemption value of redeemable noncontrolling interests	$-	$(726,601)

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
Three months ended March 31, 2013 and March 31, 2012
(Unaudited)
(in thousands, except for share amounts)
	Common Stock
						Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling
	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Total Equity

Balance, January 1, 2013	47,797,844	$478	$493,912	$(7,718)	$82,072	$29,754	$598,498	$4,214,649	$4,813,147

Common Stock distributed pursuant to stock plans	3,605			52			52		52
Compensation for stock grants vesting in the future			1,036				1,036	7,662	8,698
Dividends paid to shareholders					(4,750)		(4,750)		(4,750)
Dividends paid by IBG LLC to noncontrolling interests								(35,137)	(35,137)
Adjustments for changes in proportionate ownership in IBG LLC			(125)				(125)	125
Comprehensive income, net of tax					6,557	(3,742)	2,815	41,110	43,925
Balance, March 31, 2013	47,801,449	$478	$494,823	$(7,666)	$83,879	$26,012	$597,526	$4,228,409	$4,825,935

	Common Stock
					Retained	Accumulated	Total
			Additional		Earnings/	Other	Stockholders'	Other Non-		Redeemable
	Issued	Par	Paid-In	Treasury	(Accumulated	Comprehensive	Equity	controlling	Total Equity	Noncontrolling
	Shares	Value	Capital	Stock	Deficit)	Income	(Deficit)	Interests	(Deficit)	Interests
Balance, January 1, 2012	46,061,256	$460	$-	$(13,310)	$(465,138)	$18,487	$(459,501)	$1,837	$(457,664)	$5,269,619

Adjustment of redeemable noncontrolling interests
to redemption value			(2,030)		(582,629)		(584,659)		(584,659)	726,601
Common Stock distributed to employees	2,662		41	32			73		73
Compensation for stock grants vesting in the future			2,027				2,027		2,027
Dividends paid to shareholders					(4,557)		(4,557)		(4,557)
Dividends paid by IBG LLC to other noncontrolling interests								(4)	(4)
Adjustments for changes in proportionate ownership in IBG LLC			(38)				(38)		(38)
Comprehensive income, net of tax					11,084	2,626	13,710	87	13,797
Balance, March 31, 2012	46,063,918	460	$-	$(13,278)	$(1,041,240)	$21,113	$(1,032,945)	$1,920	$(1,031,025)	$5,996,220

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

2. Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements are presented in U.S. dollars and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting with respect to Form 10-Q and accounting standards generally accepted in the United States of America (“U.S. GAAP”) promulgated in the FASB Accounting Standards Codification (“ASC” or the “Codification”).  These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of March 31, 2013 and December 31, 2012, the results of operations and comprehensive income for the three months ended March 31, 2013 and 2012 and cash flows for the three months ended March 31, 2013 and 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in IBG, Inc.’s 2012 Annual Report on Form 10-K filed with the SEC on March 8, 2013. The condensed consolidated financial statement information as of December 31, 2012 has been derived from the 2012 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Prior to the June 6, 2012 amendment to the Exchange Agreement (Note 4), the Company was required to report IBG Holdings LLC’s (“Holdings”) ownership as redeemable noncontrolling interests (i.e., temporary equity) pursuant to ASC 810-10-45, ASC 815-40-25 and ASC 480-10-S99-3A (formerly FASB Emerging Issues Task Force Topic D-98), outside of total equity in the unaudited condensed consolidated financial statements. Redemption value of these redeemable noncontrolling interests was measured as the number of equivalent shares of member interests in IBG LLC owned by Holdings multiplied by the then current market price per share of the Company’s common stock. The excess of the redemption value over the book value of these interests, which did not affect net income attributable to common stockholders or cash flows, was required to be accounted for as a reduction of the Company’s stockholders’ equity in the unaudited condensed consolidated statement of financial condition.

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

Fair Value

At March 31, 2013 and December 31, 2012, substantially all of IBG, Inc.’s assets and liabilities, including financial instruments, were carried at fair value based on published market prices and were marked to market, or were assets which are short-term in nature and were carried at amounts that approximate fair value.

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

Other fair value investments, reported in other assets in the accompanying unaudited condensed consolidated statement of financial condition and in Note 6 - Financial Assets and Financial Liabilities, are comprised of securities that the Company does not carry in its market making business, and include listed common stocks, corporate and municipal debt and other asset backed securities.  These investments are generally reported as Level 2 financial instruments, except for unrestricted listed equities, which are classified as Level 1 financial instruments. The fair values of other fair value investments are determined using broker and vendor prices that have been independently validated by the Company.  Validation methods applied by the Company include comparisons of the broker and vendor prices to other independent pricing services and reviews of the underlying assumptions and other inputs (such as estimated cash flows, underlying default rates and variable interest rate sensitivity analysis) used by brokers or vendors to calculate these investments’ fair values.

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

                 For periods prior to June 6, 2012 (Note 4), the Company has determined to reflect Topic D-98 measurement adjustments for non-fair value redemption rights through application of the two-class method of calculating earnings per share in lieu of recognizing the impact through the determination of net income attributable to common shareholders. Furthermore, in accordance with footnote 17 of ASC 480-10-S99-3A, the Company has elected to treat only the portion of the periodic measurement adjustments that reflect a redemption in excess of fair value as being akin to a dividend, reducing net income attributable to common stockholders for purposes of applying the two-class method. Decreases in the carrying amount of redeemable noncontrolling interests through Topic D-98 measurement adjustments are reflected in the application of the two-class method only to the extent they represent recoveries of amounts previously accounted for by applying the two-class method.

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

Cash and Cash Equivalents

IBG, Inc. defines cash equivalents as short-term, highly liquid securities and cash deposits with original maturities of three months or less, other than those used to support margin and clearing requirements or assets held in segregated accounts for regulatory purposes.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Cash and Securities—Segregated for Regulatory Purposes

    As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets. In addition, substantially all of the Operating Companies are members of various clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities. Securities segregated for regulatory purposes consisted of U.S. Treasury Bills of $2,447.4 million and $2,297.0 million at March 31, 2013 and December 31, 2012, respectively, which are recorded as Level 1 financial assets and securities purchased under agreements to resell in the amount of $6.46 billion and $6.37 billion as of March 31, 2013 and December 31, 2012, respectively, which amounts approximate fair value.

Securities Borrowed and Securities Loaned

Securities borrowed and securities loaned are recorded at the amount of collateral advanced or received. Securities borrowed transactions require the Company to provide counterparties with collateral, which may be in the form of cash, letters of credit or other securities. With respect to securities loaned, IBG, Inc. receives collateral, which may be in the form of cash or other securities in an amount generally in excess of the fair value of the securities loaned.

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

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are treated as collateralized financing transactions and are recorded at contract value, plus accrued interest, which approximates fair value. The Company’s policy is to obtain possession of collateral with a fair value equal to or in excess of the principal amount loaned under resale agreements. To ensure that the fair value of the underlying collateral remains sufficient, this collateral is valued daily with additional collateral obtained or excess collateral returned, as permitted under contractual provisions.  The Company does not net securities purchased under agreements to resell transactions with securities sold under agreements to repurchase transactions entered into with the same counterparty.

Financial Instruments Owned and Sold But Not Yet Purchased

Financial instrument transactions are reported in the unaudited condensed consolidated financial statements on a trade date basis. Financial instruments owned and financial instruments sold but not yet purchased are recorded at fair value based upon quoted market prices. All firm-owned financial instruments pledged to counterparties where the counterparty has the right, by contract or custom, to sell or repledge the financial instruments are classified as financial instruments owned and pledged as collateral in the unaudited condensed consolidated statements of financial condition.

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables and payables to brokers, dealers and clearing organizations include net receivables and payables from unsettled trades, including amounts related to futures and options on futures contracts executed on behalf of customers, amounts receivable for securities not delivered by IBG, Inc. to the purchaser by the settlement date (“fails to deliver”) and cash margin deposits. Payables to brokers, dealers and clearing organizations also include amounts payable for securities not received by IBG, Inc. from a seller by the settlement date (“fails to receive”).

Investments

IBG, Inc. makes certain strategic investments related to financial services and accounts for these investments under the cost method of accounting or under the equity method of accounting as required under ASC 323, Investments—Equity Method and Joint Ventures. Investments are accounted for under the equity method of accounting when IBG, Inc. has significant influence over the investee. Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of IBG, Inc.’s initial investment and adjusted each period for IBG, Inc.’s share of the investee’s income or loss. IBG, Inc.’s share of the income or losses from equity investments is reported as a component of other income in the unaudited condensed consolidated statements of comprehensive income.  The recorded amounts of IBG, Inc.’s equity method investments, $26.0 million at March 31, 2013 ($34.7 million at December 31, 2012), which are reported as a component of other assets in the unaudited condensed consolidated statements of financial condition, increase or decrease accordingly. Distributions received from equity investees are recorded as reductions to the respective investment balance.

A judgmental aspect of accounting for investments is evaluating whether an other-than-temporary decline in the value of an investment has occurred. The evaluation of an other-than-temporary impairment is dependent on specific quantitative and qualitative factors and circumstances surrounding an investment, including recurring operating losses, credit defaults and subsequent rounds of financing. IBG, Inc.’s equity investments do not have readily determinable market values. All equity method investments are reviewed for changes in circumstances or occurrence of events that suggest IBG, Inc.’s investment may not be recoverable. If an unrealized loss on any investment is considered to be other-than-temporary, the loss is recognized in the period the determination is made. IBG, Inc. also holds exchange memberships and investments in equity securities of certain exchanges as required to qualify as a clearing member, and strategic investments in corporate stock that do not qualify for equity method accounting. Such investments, $27.2 million at March 31, 2013 ($36.2 million at December 31, 2012), are recorded at cost or, if an other-than-temporary impairment in value has occurred, at a value that reflects management’s estimate of the impairment, and are also components of other assets in the unaudited condensed consolidated statements of financial condition. Dividends received from cost basis investments are recognized as a component of other income as such dividends are received.

The Company also makes other fair value investments (which are not considered core business activities) that are accounted for at fair value (Note 6), with gains and losses recorded as a component of other income.

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

IBG, Inc.’s international Operating Companies have a functional currency that is other than the U.S. dollar. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the period. Adjustments that result from translating amounts from a subsidiary’s functional currency are reported as a component of accumulated OCI. In general, the practice and intention of the Company is to reinvest the earnings of its non-U.S. subsidiaries in those operations. Deferred income taxes have not been provided for U.S. tax liabilities or for additional foreign taxes on unremitted earnings that have been indefinitely reinvested.

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

—Foreign Currency Transaction Gains and Losses

Foreign currency transaction gains and losses from market making and electronic brokerage activities, respectively, are included in trading gains and in interest or other income in the accompanying unaudited condensed consolidated statements of comprehensive income.

Income Taxes

IBG, Inc. accounts for income taxes in accordance with ASC 740, Income Taxes. The Company’s income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits are based on enacted tax laws (Note 11) and reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Determining income tax expense requires significant judgments and estimates.

Deferred income tax assets and liabilities arise from temporary differences between the tax and financial statement recognition of the underlying assets and liabilities. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax-planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). Deferred income taxes have not been provided for U.S. tax liabilities or for additional foreign taxes on the unremitted earnings of foreign subsidiaries that have been indefinitely reinvested.

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

Recently Issued Accounting Pronouncements

Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates (“ASUs”) as the means to add to or delete from, or otherwise amend the ASC. In 2013, prior to the issuance of the Company’s unaudited condensed consolidated financial statements, ASUs 2013-01 through 2013-07 have been issued. Following is a summary of recently issued ASUs that have affected or may affect the Company’s unaudited condensed consolidated financial statements:

	Affects	Status
ASU 2011-11	Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities	Effective for fiscal periods beginning on or after January 1, 2013. Retrospective disclosures for comparative periods presented will be required.

ASU 2013-01	Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities	Effective for fiscal periods beginning on or after January 1, 2013 (the same as the effective date of ASU 2011-11).

ASU 2013-02	Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income	Effective for fiscal periods beginning on or after December 15, 2012.

ASU 2013-04	Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date	Effective prospectively for fiscal periods beginning on or after December 15, 2013. Early adoption is permitted.

ASU 2013-05
Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity
Effective for fiscal periods beginning on or after December 15, 2013. Early adoption is permitted.

Adoption of those ASUs that became effective during 2013, prior to the issuance of the Company’s unaudited condensed consolidated financial statements, did not have a material effect on those financial statements. Management is assessing the potential impact on the Company’s financial statements of adopting ASUs that will become effective in the future.

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

In June 2012 the FASB and IASB issued a joint statement on their continuing deliberations regarding changes to lease accounting. When issued, new lease accounting standards under the ASC and IFRS will require the reporting of lease assets and related liabilities on issuers’ statements of financial condition under a mutually agreed upon two-method approach. Exposure Drafts detailing applicability and implementation considerations are expected to be issued in 2013, and final standards are expected to be issued in the future. Management will be assessing the potential effects of this change in lease accounting as the standard setting process moves forward. Based on the scope of existing lease commitments (approximately 0.1% of total assets as of March 31, 2013), the effect on the Company’s financial statements is not expected to be material.

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

Concentrations of Credit Risk

IBG, Inc.’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of March 31, 2013, the Company did not have any material concentrations of credit risk.

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

4. Equity and Earnings Per Share

In connection with its initial public offering of Class A common stock (“IPO”) in May 2007, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC from Holdings, became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings wholly owns all Class B common stock, which common stock has voting rights in proportion to its ownership interests in IBG LLC, approximately 88.1% as of March 31, 2013. The consolidated financial statements reflect the results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC. Prior to the June 6, 2012 amendment to the Exchange Agreement (described below), Holdings’ ownership interests in IBG LLC were accounted for and reported in these consolidated financial statements as “redeemable noncontrolling interests” (temporary equity) pursuant to ASC 810-10-45, ASC 815-40-25 and ASC 480-10-S99-3A. For periods after the Amendment, beginning with the quarter ended June 30, 2012, the noncontrolling interests in IBG LLC attributable to Holdings are reported as a component of total equity, as described below.

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

In connection with the consummation of the IPO, Holdings used the net proceeds to redeem 10.0% of members’ interests in Holdings in proportion to their interests. Immediately following the Recapitalization and IPO, Holdings owned approximately 90% of IBG LLC and 100% of IBG, Inc.’s Class B common stock, which has voting power in IBG, Inc. in proportion to Holdings’ ownership of IBG LLC.

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As described previously in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of Holdings’ and IBG, Inc.’s respective ownership of IBG LLC. At March 31, 2013 and December 31, 2012, 1,000,000,000 shares of Class A common stock were authorized, of which 47,801,449 and 47,797,844 shares have been issued; and 47,505,086 and 47,499,739 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of March 31, 2013 and December 31, 2012, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of March 31, 2013 and December 31, 2012, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with the 2011 redemption of Holdings member interests in exchange for common stock, which deferred tax assets are a component of other assets in the consolidated statement of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the 2011 redemption date, respectively, as allowable under current tax law. As of March 31, 2013 and December 31, 2012, the unamortized balance of these deferred tax assets was $276.6 million and $281.6 million, respectively.

IBG, Inc. also entered into an agreement (the “Tax Receivable Agreement”) with Holdings to pay Holdings (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of tax basis increases. These payables, net of payments made to Holdings, are reported as payable to affiliate in the consolidated statement of financial condition.

The remaining 15% is accounted for as a permanent increase to additional paid-in capital in the consolidated statement of financial condition.

The cumulative amounts of deferred tax assets, payables to Holdings and credits to additional paid-in capital arising from stock offerings from the date of the IPO through March 31, 2013 were $387.1 million, $329.0 million and $58.1 million, respectively.  Amounts received and payable under the Tax Receivable Agreement are payable to Holdings annually upon the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a total of $70.4 million through March 31, 2013 pursuant to the terms of the Tax Receivable Agreement.

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

At the time of the Company’s IPO in 2007, three hundred sixty (360) million shares of authorized Common Stock were reserved for future sales and redemptions. From 2008 through 2010, Holdings redeemed 5,013,259 IBG LLC shares for a total of $114.0 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption these IBG LLC shares were retired. In 2011, the Company issued 1,983,624 shares of Common Stock directly to Holdings in exchange for an equivalent number of shares of member interests in IBG LLC.

As a consequence of these redemption transactions, and distribution of shares to employees (Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 11.9%, with Holdings owning the remaining 88.1% as of March 31, 2013. The redemptions also resulted in an increase in the Holdings interest held by Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 86.3% at March 31, 2013.

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

Subsequent to the amendment to the Exchange Agreement on June 6, 2012, the Company recorded adjustments to report Holdings’ noncontrolling interests in IBG LLC as component of total equity, reducing redeemable noncontrolling interests to zero and reversing the cumulative effect of adjustments to redemption value previously recorded to additional paid-in capital. The effect of these adjustments, before the allocation of comprehensive income and other capital transactions to Holdings’ noncontrolling interests in IBG LLC subsequent to June 6, 2012, and before the recording of capital transactions and comprehensive income attributable to the Company and to other noncontrolling interests was:

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Earnings per Share

For periods prior to June 6, 2012, the Company has determined to reflect measurement adjustments for non-fair value redemption rights through application of the two-class method of calculating earnings per share in lieu of recognizing the impact through the determination of net income attributable to common stockholders.

Basic earnings (loss) per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period:

	Three months ended
	March 31,
	2013	2012
Basic earnings per share:
Net income attributable to common stockholders	$6,557	$11,084
Add (deduct) net income attributable to non-fair value redemption rights	-	1,239
Net income available for common stockholders	$6,557	$12,323

Weighted average shares of common stock outstanding:
Class A	47,499,798	45,576,825
Class B	100	100
	47,499,898	45,576,925

Basic earnings per share	$0.14	$0.27

 Diluted earnings (loss) per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares:

	Three months ended
	March 31,
	2013	2012
Diluted earnings per share:
Net income available for common stockholders	$6,557	$12,323

Weighted average shares of common stock outstanding:
Class A:
Issued and outstanding	47,499,798	45,576,825
Potentially dilutive common shares:
Issuable pursuant to 2007 ROI Unit Stock Plan	188,416	374,539
Class B	100	100
	47,688,314	45,951,464

Diluted earnings per share	$0.14	$0.27

During the three months ended March 31, 2013 and March 31, 2012, there were no adjustments required to potentially dilutive shares.

Member and Stockholder Dividends

In March 2013, IBG LLC paid dividends to its members totaling $39.9 million, of which IBG, Inc.’s proportionate share was $4.7 million.  Also in March 2013, the Company paid a cash dividend of $0.10 per share of Common Stock, totaling $4.7 million.

On April 16, 2013, the Company declared a cash dividend of $0.10 per common share, payable on June 14, 2013 to shareholders of record as of May 31, 2013.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

5. Comprehensive Income

                 Comprehensive income is comprised of Net Income and Other Comprehensive Income (“OCI”). The Company’s OCI is comprised of foreign currency translation adjustments, which arise from changes in the U.S. dollar value of the net worth of the Company’s international Operating Companies during respective reporting periods. The following table presents comprehensive income and earnings per share (calculated using the two-class method for periods prior to June 6, 2012) on comprehensive income:

	Three months ended
	March 31,
	2013	2012

Net income attributable to common stockholders	$6,557	$11,084
Add (deduct) net income attributable to non-fair value redemption rights	-	1,239
Net income available for common stockholders	6,557	12,323
Other comprehensive income:
Cumulative translation adjustment, before income taxes	(3,735)	4,110
Income taxes related to items of other comprehensive income	7	1,484
Other comprehensive income (loss), net of tax	(3,742)	2,626

Comprehensive income available for common stockholders	$2,815	$14,949

Earnings per share on comprehensive income:
Basic	$0.06	$0.33
Diluted	$0.06	$0.33

Weighted average common shares outstanding:
Basic	47,499,898	45,576,925
Diluted	47,688,314	45,951,464

6. Financial Assets and Financial Liabilities

Fair Value

                 The following tables set forth, by level within the fair value hierarchy (Note 2), financial assets and liabilities, primarily financial instruments owned and financial instruments sold, but not yet purchased at fair value as of March 31, 2013 and December 31, 2012. As required by ASC 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the respective fair value measurement.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
	Financial Assets At Fair Value as of March 31, 2013

	Level 1	Level 2	Level 3	Total

Securities segregated for regulatory purposes	$2,447,389	$-	$-	$2,447,389
Financial instruments owned:
Stocks	999,035	-	-	999,035
Options	2,477,113	-	-	2,477,113
Warrants and discount certificates	153,403	-	-	153,403
U.S. and foreign government obligations	33,777	3,145	-	36,922
Corporate and municipal bonds	111,673	44,169	-	155,842
Total financial instruments owned	3,775,001	47,314	-	3,822,315

Financial instruments owned and pledged as collateral:
Stocks	694,338	-	-	694,338
Warrants	614	-	-	614
U.S. and foreign government obligations	142,963	-	-	142,963
Corporate and municipal bonds	2,079	-	-	2,079
Total financial instruments owned and pledged as collateral	839,994	-	-	839,994

Subtotal	4,614,995	47,314	-	4,662,309

Other fair value investments
Investments in common stock	12,436	6,895	-	19,331
Other investments	2,489	103,019	-	105,508

Total Financial Assets at Fair Value	$7,077,309	$157,228	$-	$7,234,537

	Financial Liabilities At Fair Value as of March 31, 2013

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased:
Stocks	$1,801,394	$-	$-	$1,801,394
Options	2,464,976	-	-	2,464,976
Warrants and discount certificates	3,243	-	-	3,243
U.S. and foreign government obligations	-	1,099	-	1,099
Corporate bonds	80,085	12,160	-	92,245
Currency forward contracts	-	4,430	-	4,430
Total financial instruments sold, not yet purchased	$4,349,698	$17,689	$-	$4,367,387

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

	Financial Assets At Fair Value as of December 31, 2012

	Level 1	Level 2	Level 3	Total

Securities segregated for regulatory purposes	$2,297,024	$-	$-	$2,297,024
Financial instruments owned:
Stocks	887,031	-	-	887,031
Options	2,388,173	-	-	2,388,173
Warrants and discount certificates	147,317	-	-	147,317
U.S. and foreign government obligations	30,087	-	-	30,087
Corporate and municipal bonds	104,387	59,533	-	163,920
Currency forward contracts	-	1,351	-	1,351
Total financial instruments owned	3,556,995	60,884	-	3,617,879

Financial instruments owned and pledged as collateral:
Stocks	775,222	-	-	775,222
Warrants	350	-	-	350
U.S. and foreign government obligations	146,953	-	-	146,953
Corporate and municipal bonds	4,332	-	-	4,332
Total financial instruments owned and pledged as collateral	926,857	-	-	926,857

Subtotal	4,483,852	60,884	-	4,544,736

Other fair value investments
Investments in common stock	17,707	3,549	-	21,256
Other investments	2,249	92,727	-	94,976

Total Financial Assets at Fair Value	$6,800,832	$157,160	$-	$6,957,992

	Financial Liabilities At Fair Value as of December 31, 2012

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased:
Stocks	$1,787,741	$-	$-	$1,787,741
Options	2,389,871	-	-	2,389,871
Warrants and discount certificates	2,104	-	-	2,104
U.S. and foreign government obligations	451	-	-	451
Corporate bonds	90,710	11,833	-	102,543
Currency forward contracts	-	3,550	-	3,550
Total financial instruments sold, not yet purchased	$4,270,877	$15,383	$-	$4,286,260

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Transfers Between Level 1 and Level 2 During the Three Months ended March 31, 2013

Transfers of financial instruments owned and sold, not yet purchased to or from Levels 1 and 2 arise where the market for a specific security has become active or inactive during the period.  The fair values transferred are ascribed as if the financial assets or financial liabilities had been transferred as of the end of the period.

During the three months ended March 31, 2013, the Company reclassified approximately $1.1 million of financial instruments owned from Level 1 to Level 2 and reclassified approximately $3.4 million from Level 2 to Level 1.  Financial instruments sold, but not yet purchased of approximately $2.0 million were reclassified from Level 1 to Level 2 and approximately $3.1 million were reclassified from Level 2 to Level 1.

The Company has no Level 3 financial assets or financial liabilities.

Netting of Financial Assets and Financial Liabilities

The following table sets forth the netting of financial assets and of financial liabilities as of March 31, 2013 and December 31, 2012, pursuant to the requirements of ASU 2011-11 and ASU 2013-01.  These ASUs became effective, including retrospective disclosure requirements, for the Company as of January 1, 2013 (millions).

	March 31, 2013
				Gross Amounts Not Offset in the Condensed Consolidated Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$3,740.4	$-	$3,740.4	$-	$(3,740.4)	$-
Securities purchased under agreements to resell	461.9	-	461.9	(461.9)	-	-
Financial Instruments owned
Options	2,477.1	-	2,477.1	(2,477.1)	-	-
Warrants and discount certificates	153.4	-	153.4	(153.4)	-	-
Currency forward contracts	-	-	-	-	-	-
Total	$6,832.8	$-	$6,832.8	$(3,092.4)	$(3,740.4)	$-

				Gross Amounts Not Offset in the Condensed Consolidated Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$2,198.8	$-	$2,198.8	$-	$(2,198.8)	$-
Financial instruments sold, not yet purchased:
Options	2,465.0	-	2,465.0	(2,465.0)	-	-
Warrants and discount certificates	3.2	-	3.2	(3.2)	-	-
Currency forward contracts	4.4	-	4.4	(4.4)	-	-
Total	$4,671.4	$-	$4,671.4	$(2,472.6)	$(2,198.8)	$-

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

	December 31, 2012
				Gross Amounts Not Offset in the Condensed Consolidated Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$2,833.1	$-	$2,833.1	$-	$(2,833.1)	$-
Securities purchased under agreements to resell	428.9	-	428.9	(428.9)	-	-
Financial Instruments owned
Options	2,388.2	-	2,388.2	(2,388.2)	-	-
Warrants and discount certificates	147.3	-	147.3	(147.3)	-	-
Currency forward contracts	1.4	-	1.4	(1.4)	-	-
Total	$5,798.9	$-	$5,798.9	$(2,965.8)	$(2,833.1)	$-

				Gross Amounts Not Offset in the Condensed Consolidated Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,839.3	$-	$1,839.3	$-	$(1,839.3)	$-
Financial instruments sold, not yet purchased:
Options	2,389.9	-	2,389.9	(2,389.9)	-	-
Warrants and discount certificates	2.1	-	2.1	(2.1)	-	-
Currency forward contracts	3.6	-	3.6	(3.6)	-	-
Total	$4,234.9	$-	$4,234.9	$(2,395.6)	$(1,839.3)	$-

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

Margin loans are extended on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the account and an overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. At March 31, 2013 and December 31, 2012, approximately $11.18 billion and $9.85 billion of customer margin loans were outstanding.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Amounts relating to collateralized transactions at March 31, 2013 and December 31, 2012 are summarized as follows (millions):

	March 31, 2013		December 31, 2012 (2)

	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

Securities lending transactions	$6,971.5	$3,461.3	$5,323.7	$2,699.2
Agreements to resell (1)	6,898.8	6,898.8	6,778.8	6,778.8
Customer margin securities	15,559.0	3,414.3	13,603.7	3,016.3
	$29,429.3	$13,774.4	$25,706.2	$12,494.3

(1)
At March 31, 2013, $6.5 billion or 94% (at December 31, 2012, $6.4 billion, or 94%), of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

(2)
The Company has revised its reporting of collateral permitted to be repledged and collateral sold or repledged, primarily with respect to securities available for repledging under securities lending transactions in connection with the Company's Stock Yield Enhancement Program.  Disclosures for December 31, 2012 have been conformed to the new presentation for comparability purposes.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. At March 31, 2013 and December 31, 2012, the majority of the Company’s government obligations owned were pledged to clearing organizations.

Financial instruments owned and pledged, including amounts pledged to affiliates, where the counterparty has the right to repledge, at March 31, 2013 and December 31, 2012 consisted of the following (millions):
	March 31,	December 31,
	2013	2012
Stocks	$694.3	$775.2
Warrants	0.6	0.4
U.S. and foreign government obligations	143.0	147.0
Corporate and municipal bonds	2.1	4.3
	$840.0	$926.9

8. Senior Notes Payable

In January 2012, the Company discontinued its Senior Notes Program.  All previously issued Senior Notes, $101,411 outstanding as of December 31, 2011, were redeemed prior to June 30, 2012.

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

                 At March 31, 2013 and December 31, 2012, no borrowings were outstanding under this or the predecessor credit facility and IBG LLC was in compliance with all of the covenants. At maturity, subject to meeting certain terms of the facility, the Company will have an option to convert the facility to a one-year term loan.

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

As of March 31, 2013 and December 31, 2012, payables to employees for ROI Dollar Units were $7.7 million and $7.6 million, respectively, all of which were vested. These amounts are included in accounts payable, accrued expenses and other liabilities in the unaudited condensed consolidated statements of financial condition. Compensation expense for the ROI Dollar Unit plan, included in the unaudited condensed consolidated statements of comprehensive income was $0.1 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

2007 ROI Unit Stock Plan

In connection with the IPO, IBG, Inc. adopted the Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan (the “ROI Unit Stock Plan”). Under this plan, certain employees of the Group who held ROI Dollar Units, at the employee’s option, elected to invest their ROI Dollar Unit accumulated earnings as of December 31, 2006 in shares of Common Stock. An aggregate of 1,271,009 shares of Common Stock (consisting of 1,250,000 shares issued under the ROI Unit Stock Plan and 21,009 shares under the 2007 Stock Incentive Plan, as described below), with a fair value at the date of grant of $38.1 million were issued to IBG LLC and held as treasury stock, to be distributed to employees in accordance with the following schedule and subject to the conditions below:

•	10% on the date of the IPO (or on the first anniversary of the IPO, in the case of U.S. ROI Unit holders who made the above-referenced elections after December 31, 2006); and

•	an additional 15% on each of the first six anniversaries of the date of the IPO, assuming continued employment with IBG, Inc. and compliance with other applicable covenants.

Of the fair value at the date of grant, $17.8 million represented the accumulated ROI Dollar Unit value elected to be invested by employees in Common Stock and such amount was accrued for as of December 31, 2006. The remainder is being ratably accrued as compensation expense by the Company from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule. Compensation expense for the 2007 ROI Unit Stock Plan and related grants under the 2007 Stock Incentive Plan, net of the effect of forfeitures, included in the unaudited condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 was $0.9 million.  As of December 31, 2012, compensation costs for the ROI Unit Stock Plan had been fully accrued.

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

Stock Incentive Plan share grants (excluding 21,009 shares issued pursuant to the 2007 ROI Unit Stock Plan above) and the related fair values at the date of grant were:

	Shares	Fair Value at Date of Grant ($Millions)

In connection with IPO	927,943	$27.8
July 31, 2007	16,665	0.4
December 31, 2007	1,055,206	32.9
December 31, 2008	2,065,432	35.6
December 31, 2009	2,448,031	42.8
December 31, 2010	2,513,738	43.2
December 31, 2011	3,411,613	50.8
January 6, 2012	1,215,866	18.4
December 31, 2012	3,629,960	50.5
	17,284,454	$302.4

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

The following is a summary of Stock Plan activity for the period from January 1, 2013 through March 31, 2013:

	Shares
	2007 Stock	2007 ROI Unit
	Incentive Plan	Stock Plan
	Shares	Shares
Balance, December 31, 2012	12,402,482	169,289

Granted	-	-
Forfeited	(50,827)	(6,423)
Distributed	(3,605)	(1,742)
Balance, March 31, 2013	12,348,050	161,124

Estimated future grants under the Stock Incentive Plan are being accrued for ratably during each year under the ASC 718 “Graded Vesting” method. Compensation expense recognized in the unaudited condensed consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012 were $8.7 million and $19.6 million, respectively. Estimated future compensation costs for unvested awards at March 31, 2013 are $39.6 million.

Awards granted under the ROI Unit Stock Plan and the Stock Incentive Plan are subject to forfeiture in the event an employee ceases employment with the Company. The plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post-employment provisions will forfeit 50% of unvested previously granted awards unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested awards previously granted. Distributions of remaining awards granted on or before January 1, 2009 to former employees will occur within 90 days of the anniversary of the termination of employment date over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year. Distributions of remaining awards granted on or after January 1, 2010 to former employees will occur over the remaining vesting schedule applicable to each grant. Through March 31, 2013, a total of 49,893 shares have been distributed under these post-employment provisions. These distributions are included in the Stock Plans activity tables above.

11. Income Taxes

Income tax expense for the three months ended March 31, 2013 and 2012 differs from the U.S. federal statutory rate due to the differing effective tax rates in foreign, state and local jurisdictions where certain operating companies are subject to corporate taxation. Deferred income taxes arise due to the amortization of the deferred tax assets recognized in connection with the Common Stock offerings (Note 4), valuation of THE’s financial assets and liabilities and temporary differences arising from the deductibility of compensation and depreciation expenses in different time periods for book and tax return purposes.

At March 31, 2013, accumulated earnings held by non-U.S. subsidiaries totaled $1.02 billion (December 31, 2012 - $969.8 million). Of this amount, approximately $395.8 million (December 31, 2012 - $380.6 million) is attributable to earnings of our foreign subsidiaries that are considered “pass-through” entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for U.S. tax purposes and when they are remitted. With respect to certain of these subsidiaries’ accumulated earnings (approximately $302.8 million and $297.5 million as of March 31, 2013 and December 31, 2012, respectively), repatriation would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution. The Company has not provided for its proportionate share of these additional foreign taxes as it does not intend to repatriate these earnings in the foreseeable future. For the same reason, the Company has not provided deferred U.S. tax on cumulative translation adjustments associated with these earnings.

The remainder of the accumulated earnings are attributable to non-U.S. subsidiaries that are not considered “pass-through” entities for U.S. tax purposes. The Company’s U.S. tax basis in the stock of most of these entities exceeds its book basis. Establishing a deferred tax asset pursuant to ASC 740 therefore is not permitted as this difference will not reverse in the foreseeable future. In the instances in which the Company’s book basis exceeds its U.S. tax basis, no deferred tax liability has been established as the Company considers the earnings of those entities to be indefinitely reinvested.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

12. Commitments, Contingencies and Guarantees

Litigation

The Company is subject to certain pending and threatened legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. IBG, Inc. has not been able to quantify the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Management believes that the resolution of these actions will not have a material effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period.

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

                 IBG, Inc. accounts for potential losses related to litigation in accordance with ASC 450, Contingencies. As of March 31, 2013 and December 31, 2012, reserves provided for potential losses related to litigation matters were not material.

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

13. Segment and Geographic Information

IBG, Inc. operates in two business segments: electronic brokerage and market making. The Company conducts its market making business principally through its Timber Hill subsidiaries on the world’s leading exchanges and market centers, primarily in exchange-traded equities, equity options and equity-index options and futures. IBG, Inc. conducts its electronic brokerage business through its Interactive Brokers subsidiaries, which provide electronic execution and clearing services to customers worldwide.

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

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three months ended March 31, 2013 and 2012, and to total assets as of March 31, 2013 and December 31, 2012 (millions):

	Three months ended
	March 31,
	2013	2012
Net revenues:
Electronic brokerage	$195.3	$159.3
Market making	23.6	142.4
Corporate and eliminations	(2.8)	2.2
Total net revenues	$216.1	$303.9

Income before income taxes:
Electronic brokerage	$111.0	$83.4
Market making	(29.0)	66.0
Corporate and eliminations	0.2	0.3
Total income before income taxes	$82.2	$149.7

	March 31,	December 31,
	2013	2012
Segment assets:
Electronic brokerage	$27,598.7	$25,741.5
Market making	13,461.1	12,730.8
Corporate and eliminations	(5,915.7)	(5,272.7)
Total assets	$35,144.1	$33,199.6

The Company operates its automated global business in U.S. and international markets on more than 100 exchanges and market centers. A significant portion of IBG, Inc.’s net revenues are generated by subsidiaries operating outside the United States. International operations are comprised of electronic brokerage and market making activities in 23 countries in Europe, Asia and the Americas (outside the United States). The following table presents total net revenues and income before income taxes by geographic area for the three months ended March 31, 2013 and 2012 (millions):

	Three months ended
	March 31,
	2013	2012
Net revenues:
United States	$138.6	$232.4
International	80.2	70.6
Corporate and eliminations	(2.7)	0.9
Total net revenues	$216.1	$303.9

Income before income taxes:
United States	$51.9	134.6
International	29.9	16.0
Corporate and eliminations	0.4	(0.9)
Total income before income taxes	$82.2	$149.7

14. Regulatory Requirements

At March 31, 2013, aggregate excess regulatory capital for all of the Operating Companies was $2.46 billion.

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

	Net Capital/ Eligible Equity	Requirement	Excess
IB LLC	$1,685.9	$256.7	$1,429.2
TH LLC	290.3	51.3	239.0
THE	623.5	189.7	433.8
Other regulated Operating Companies	378.9	25.4	353.5
	$2,978.6	$523.1	$2,455.5

At March 31, 2013, all of the regulated Operating Companies were in compliance with their respective regulatory capital requirements.

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

Included in receivable from and payable to customers in the accompanying unaudited condensed consolidated statements of financial condition as of March 31, 2013 and December 31, 2012 were accounts receivable from directors, officers and their affiliates of $0.4 million and $1.1 million and payables of $308.8 million and $745.0 million, respectively.

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

*****

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes in Item 1, included elsewhere in this report.  In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) on March 8, 2013 and elsewhere in this report.

Introduction

IBG, Inc. is a holding company whose primary asset is ownership of approximately 11.9% of the membership interests of the Group.

We are an automated global electronic broker and market maker specializing in routing orders and executing and processing trades in securities, futures and foreign exchange instruments on more than 100 electronic exchanges and trading venues around the world.  Since our inception in 1977, we have focused on developing proprietary software to automate broker-dealer functions.  The advent of electronic exchanges in the last 23 years has provided us with the opportunity to integrate our software with an increasing number of exchanges and trading venues into one automatically functioning, computerized platform that requires minimal human intervention.

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

In addition, we provide information services through the Interactive Brokers Information System (“IBIS”).  IBIS offers subscribers and our brokerage customers a robust suite of informational tools at a fraction of the cost of traditional research platforms.  It includes live quotes, newswire feeds, calendars of economic and earnings events, fundamental research data, charts and more in an interface that can be configured to customers’ needs.  IBIS is available to our cleared customers free of charge.

•
Market Making.  We conduct our market making business through our Timber Hill subsidiaries.  As one of the largest market makers on many of the world’s leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over 965,000 tradable, exchange-listed products.  As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold.  Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time.  Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, minimizing the risk of our portfolio at all times.  This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios.

  When we use the terms “we,” “us,” and “our,” we mean IBG, Inc. and its subsidiaries for the periods presented.

Executive Overview

First Quarter Results:  Diluted earnings per share on a comprehensive basis were $0.06 for the quarter ended March 31, 2013 as compared to comprehensive diluted earnings per share of $0.33 for the same period in 2012.

Reported results on a comprehensive basis reflect the GAAP convention that requires the reporting of currency translation results contained in other comprehensive income (“OCI”) as part of reportable earnings.

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

On a non-comprehensive basis, which excludes the effect of changes in the U.S. dollar value of the Company’s non-U.S. subsidiaries, diluted earnings per share were $0.14 for the three months ended March 31, 2013, as compared to $0.27 for the three months ended March 31, 2012.

In light of the strengthening of the U.S. dollar against a number of other currencies, adding OCI to net income decreased diluted comprehensive earnings per share by $0.08 for the current quarter.

Consolidated:  For the three months ended March 31, 2013, our net revenues were $216.1 million and income before income taxes was $82.2 million, as compared to net revenues of $303.9 million and income before income taxes of $149.7 million for the corresponding period in 2012.  This decrease was driven by lower trading gains, partially offset by an increase in commissions and execution fees and an increase in net interest income, along with a decrease in employee compensation and benefits expense. The decrease in trading gains was a result of a subdued market making environment and negative currency translation effects as compared to the year-ago quarter.  As a result of the strengthening of the U.S. dollar, currency translation decreased trading gains by $60.8 million this quarter compared to a loss of $0.9 million in the year-ago quarter.  Commissions and execution fees increased from the year-ago quarter due to higher cleared customer volume.  Lower employee compensation and benefits accounted for a decrease of $16.4 million of expense, which was largely a result of a decrease in compensation expense in our market making segment compared to the year-ago quarter.  Our pre-tax margin for the three months ended March 31, 2013 was 38%, as compared to 49% for the corresponding period in 2012.

Brokerage:  By several measures, the quarter ended March 31, 2013 was a record quarter for brokerage.  During the three months ended March 31, 2013, income before income taxes in our electronic brokerage segment increased 33%, to $111.0 million from $83.4 million, in the three months ended March 31, 2012.  The drivers were increased commissions and execution fees and increased net interest income, partially offset by an increase in execution and clearing fee expenses.  Commissions increased by 19% from the year-ago quarter on higher customer volume in options, futures and stocks from our cleared customers.  Cleared customer Daily Average Revenue Trades (“DARTs”) increased by 8% from the same period last year.  Execution and clearing expenses were 19% higher on increased cleared customer volume.  The increase in net interest income was attributable to an increase in net interest earned on customer cash and margin balances compared to the year-ago period as well as an increase in net fees earned from securities borrowed and loaned transactions.  Customer equity grew by 23%, to $35.6 billion, from the year-ago quarter.  Pre-tax margin increased from 52% to 57% for the three months ended March 31, 2012 and 2013, respectively.

Market Making:  During the three months ended March 31, 2013, income before income taxes in our market making segment decreased 144%, to a loss of $29.0 million from $66.0 million, in the three months ended March 31, 2012.  This reflects a $118.3 million decrease in trading gains from the year-ago quarter.  Removing the effects of currency translation, the Market Making segment produced $31.8 million pretax income in this quarter, compared to $66.9 million for the same period last year.  Trading gains were negatively impacted by an unfavorable market making environment with low volatility, one-directional market movement, and tight bid/offer spreads.  The CBOE Volatility Index (“VIX®”), was at its lowest level in recent history this quarter.

Currency translation effects decreased trading gains $59.9 million compared to the corresponding period in 2012, reflecting a $60.8 million loss compared to a $0.9 million loss in the prior year quarter.  Execution and clearing expenses were 33% lower during the three months ended March 31, 2013 than in the year-ago quarter due to a 10% decrease in options volume.  Pre-tax margin decreased to (123)% in the first quarter of 2013, as compared to 46% in the corresponding period of 2012.  Excluding currency translation effects, pretax margin was 38%, as compared to 47% in the prior year quarter.

1 For a full description of our currency strategy, please see pages 50 – 51, Foreign Currency Exposure.

The following tables present historical trading volumes for our business.  Volumes are among several drivers in our business.

TRADE VOLUMES:
(in 000's, except %)					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2009	93,550		127,338		13,636		234,524		934
2010	75,169	-20%	133,658	5%	18,732	37%	227,559	-3%	905
2011	63,602	-15%	160,567	20%	19,187	2%	243,356	7%	968
2012	60,421	-5%	150,000	-7%	16,118	-16%	226,540	-7%	904

1Q2012	15,045		37,521		4,826		57,392		926
1Q2013	16,567	10%	39,576	5%	4,350	-10%	60,493	5%	1,008

CONTRACT AND SHARE VOLUMES:
(in 000's, except %)

TOTAL
	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2009	643,380		82,345		75,449,891
2010	678,856	6%	96,193	17%	84,469,874	12%
2011	789,370	16%	106,640	11%	77,730,974	-8%
2012	698,140	-12%	98,801	-7%	65,872,960	-15%

1Q2012	180,786		21,690		17,862,025
1Q2013	167,090	-8%	28,563	32%	21,654,862	21%

MARKET MAKING
	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2009	428,810		15,122		26,205,229
2010	435,184	1%	15,371	2%	19,165,000	-27%
2011	503,053	16%	15,519	1%	11,788,769	-38%
2012	457,384	-9%	12,660	-18%	9,339,465	-21%

1Q2012	118,438		2,828		2,138,451
1Q2013	106,840	-10%	4,352	54%	2,991,476	40%

Notes:

1.	Futures contract volume includes options on futures

2.
In Brazil, an equity option contract typically represents one share of the underlying stock; however, the typical minimum trading quantity is 100 contracts.  To make a fair comparison to volume at other exchanges, we have adopted a policy of reporting Brazilian equity options contracts divided by their trading quantity of 100.

CONTRACT AND SHARE VOLUMES, continued:
(in 000’s, except %)

BROKERAGE TOTAL
	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2009	214,570		67,223		49,244,662
2010	243,672	14%	80,822	20%	65,304,874	33%
2011	286,317	18%	91,121	13%	65,942,205	1%
2012	240,756	-16%	86,141	-5%	56,533,495	-14%

1Q2012	62,348		18,862		15,723,574
1Q2013	60,250	-3%	24,211	28%	18,663,386	19%

BROKERAGE CLEARED
	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2009	93,868		66,241		46,627,344
2010	103,054	10%	79,144	19%	62,077,741	33%
2011	145,993	42%	89,610	13%	63,098,072	2%
2012	144,539	-1%	84,794	-5%	54,371,351	-14%

1Q2012	33,377		18,646		15,115,753
1Q2013	41,850	25%	23,757	27%	17,868,548	18%

Notes:

1.	Futures contract volume includes options on futures

BROKERAGE STATISTICS
(in 000's, except % and where noted)
	1Q2013	1Q2012	% Change
Total Accounts	217	195	11%
Customer Equity (in billions) *	$35.6	$28.9	23%

Cleared DARTs	422	391	8%
Total Customer DARTs	465	428	9%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$4.61	$4.01	15%
DART per Avg. Account (Annualized)	496	511	-3%
Net Revenue per Avg. Account (Annualized)	$3,741	$3,240	15%

* Excluding non-customers (e.g., Directors and Officers)

Business Environment

Investor sentiment improved in the beginning of 2013 as compared to the second half of 2012, when market volumes had slumped due to economic uncertainty and weakened investor confidence. During the first quarter, U.S. stock indexes posted record highs.  This environment was beneficial to our brokerage business and customer accounts and customer equity growth were strong.  Customer accounts grew by 11% while customer equity grew by 23%, year over year, growth that compared favorably to the 11% rise in the S&P 500 Index, in the same period.

Despite these positive developments, global trading volumes remained below trading levels in the year-ago quarter.  According to data received from exchanges worldwide, volumes in exchange-listed equity-based options decreased by approximately 6% globally and in the U.S., as compared to the corresponding quarter in 2012.  While our overall customer trading volumes in options were 3% lower, consistent with the market trend, we are encouraged by the 25% increase in cleared customer options volume, which generates more revenue for the Company. This increase was, in part, fueled by the growth in customer accounts.

The business environment for market making was far less positive.  Volatility was low, markets were one-directional and bid/offer spreads on exchange-traded products remained tight, driving trading gains to the lowest level in years.  Our market making profits are generally correlated with market volatility since we typically maintain an overall long volatility position, which protects us against a severe market dislocation in either direction.  Based on the VIX®, the average volatility during the first quarter was approximately 26% lower than it was in the first quarter of 2012.  The ratio of actual to implied volatility is also meaningful to our results.  Because the cost of hedging our positions is based on implied volatility, while our trading profits are, in part, based on actual market volatility, a higher ratio is generally favorable and a lower ratio generally has a negative effect on our trading gains.  This ratio averaged approximately 76% during the first quarter, as compared to 75% in the fourth quarter of 2012 and 52% in the year-ago quarter.

Currency movements negatively impacted our performance as the U.S. dollar strengthened against several currencies in the GLOBAL, our self-defined currency basket in which we base our equity.  As a global market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk.  We actively manage this exposure by maintaining our net worth in GLOBALs.  Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL to the U.S. dollar affects our earnings.  As of March 31, 2013, 62% of the GLOBAL was comprised of foreign currencies.  During the first quarter of 2013, the value of the GLOBAL as expressed in U.S. dollars decreased 1.9% compared to the previous quarter, which negatively affected our comprehensive earnings and added to the negative impacts of lower volatilities this quarter.

During the first quarter of 2013 we accounted for approximately 9.4% of the exchange-listed equity-based options (including options on ETFs and stock index products) volume traded worldwide and approximately 12.0% of exchange-listed equity-based options volume traded in the U.S.  This compares to approximately 9.5% of the exchange-listed equity-based options volume traded worldwide and approximately 13.3% of the exchange-listed equity-based options volume traded in the U.S. in the first quarter of 2012.  Note that market share is not directly correlated with our profits.

Discussions and debate around market structure carry on, as regulators attempt to understand the effects that algorithmic trading and high frequency traders (“HFTs”) are having on financial markets and investors.  It is still uncertain whether any significant changes made in the near term will alter the current state of the U.S. financial market, which has become very fragmented.  At this time, over one third of trading volume is executed at non-public venues, such as dark pools and broker systems that internalize customer orders, raising concerns of price distortion and shallow liquidity on visible exchanges.

See the tables on pages 34 – 35 of this Quarterly Report on Form 10-Q for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

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

See “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2013 and elsewhere in this report for a discussion of other risks that may affect our financial condition and results of operations.

Results of Operations

The tables in the period comparisons below provide summaries of our revenues and expenses.  The period-to-period comparisons below of financial results are not necessarily indicative of future results.  The following table sets forth our unaudited condensed consolidated results of operations for the indicated periods:

	Three Months
	Ended March 31,
	2013	2012
	(in millions, except share and per share data)

Revenues:
Trading gains	$19.0	$137.3
Commissions and execution fees	119.6	100.9
Interest income	70.5	66.6
Other income	19.9	18.3

Total revenues	229.0	323.1

Interest expense	12.9	19.2

Total net revenues	216.1	303.9

Non-interest expenses:
Execution and clearing	59.5	64.6
Employee compensation and benefits	46.3	62.7
Occupancy, depreciation and amortization	10.1	9.9
Communications	5.5	5.7
General and administrative	12.5	11.3

Total non-interest expenses	133.9	154.2

Income before income taxes	82.2	149.7

Income tax expense	6.9	8.7

Net income	75.3	141.0

Less net income attributable to noncontrolling interests	68.7	129.9

Net income attributable to common stockholders	$6.6	$11.1

Earnings per share:
Basic	$0.14	$0.27
Diluted	$0.14	$0.27

Weighted average common shares outstanding:
Basic	47,499,898	45,576,925
Diluted	47,688,314	45,951,464

Comprehensive income:
Net income attributable to common stockholders	$6.6	$11.1
Other comprehensive income:
Cumulative translation adjustment, before income taxes	(3.8)	4.1
Income taxes related to items of other comprehensive income	0.0	1.5
Other comprehensive income (loss), net of tax	(3.8)	2.6
Comprehensive income attributable to common stockholders	$2.8	$13.7

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	68.7	$129.9
Other comprehensive income (loss) - cumulative translation adjustment	(27.6)	31.6
Comprehensive income attributable to noncontrolling interests	$41.1	$161.5

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Net Revenues

Total net revenues for the quarter ended March 31, 2013 decreased $87.8 million or 29%, to $216.1 million from $303.9 million during the quarter ended March 31, 2012.  The decrease in net revenues was primarily due to a decrease in trading gains compared to the year-ago quarter, partially offset by increases in commissions and execution fees and net interest income.  Trading volume is an important driver of revenues and costs for both our electronic brokerage and market making segments.  First quarter 2013 volumes in options decreased 8% from year-ago levels while futures contracts and stock shares volumes increased 32% and 21%, respectively.

Trading Gains.  Trading gains for the quarter ended March 31, 2013 decreased $118.3 million, or 86%, to $19.0 million from $137.3 million for the quarter ended March 31, 2012.  Removing the effects of currency translation, the Market Making segment produced $79.8 million in trading gains in this quarter, compared to $138.2 million in trading gains for the same period last year.  As market makers, we provide liquidity by buying from sellers and selling to buyers.  During the quarter ended March 31, 2013, our market making operations executed 16.6 million trades, an increase of 10% as compared to the number of trades executed in the quarter ended March 31, 2012.  Options contract volume decreased 10% while futures contracts and stock shares volumes increased 54% and 40%, respectively, as compared to the year-ago quarter.  The decrease in trading gains was amplified by a $59.9 million increase in currency losses.  Trading gains reflected a currency translation loss of $60.8 million during the current quarter compared to a $0.9 million loss in same period of 2012.  As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in a basket of currencies we call the GLOBAL.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Trading gains were negatively impacted by a 26% decrease in average volatility, as measured by the VIX®, in the three months ended March 31, 2013 as compared to the year-ago quarter.  In addition, the ratio of actual to implied volatility and bid-offer spreads on U.S. exchanges remained at low levels.  As a result, our trading gains, after removing the effects of currency translation, were approximately 42% lower than those of the year-ago quarter.

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

Commissions and Execution Fees.  Commissions and execution fees for the quarter ended March 31, 2013 increased $18.7 million, or 19%, to $119.6 million, as compared to the quarter ended March 31, 2012.  The growth in commissions was driven by increases in cleared customer options, futures and stock volumes of 25%, 27% and 18%, respectively.  Total DARTs for cleared and execution-only customers for the quarter ended March 31, 2013 increased 9% to approximately 465,000, as compared to approximately 428,000 during the quarter ended March 31, 2012.  Average commission per DART for cleared customers, for the quarter ended March 31, 2013, increased by 15% to $4.61, as compared to $4.01 for the quarter ended March 31, 2012.  DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 8% to approximately 422,000, for the quarter ended March 31, 2013, as compared to approximately 391,000 for the quarter ended March 31, 2012. The number of customer accounts grew by 11% to approximately 217,000 at March 31, 2013, as compared to approximately 195,000 at March 31, 2012.  Customer equity grew by 23%, to $35.6 billion, from the year-ago quarter-end.

Interest Income and Interest Expense.  Net interest income (interest income less interest expense) for the quarter ended March 31, 2013 increased $10.2 million, or 22%, to $57.6 million, as compared to the quarter ended March 31, 2012.  The increase in net interest income was driven by higher customer cash and margin balances and higher net fees earned from securities borrowed and loaned transactions.

Net interest income on customer balances increased $4.2 million compared to the year-ago quarter.  Average customer cash balances increased by 14%, to $21.43 billion, while average customer fully secured margin borrowings increased 39% to $10.92 billion, for the quarter ended March 31, 2013, as compared to $18.79 billion and $7.87 billion, respectively, for the quarter ended March 31, 2012.  The average Fed Funds effective rate increased 4 basis points to 0.14% for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012.

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

Average securities borrowed increased by 9%, to $3.35 billion and average securities loaned increased by 26%, to $2.06 billion, for the quarter ended March 31, 2013.  Net interest earned from securities borrowed and loaned is also affected by the level of demand for securities positions held by our market making companies and by our customers. During the quarter ended March 31, 2013, net fees earned by our brokerage and market making segments from securities borrowed and loaned transactions increased $5.2 million compared to the quarter ended March 31, 2012.

Other Income.  Other income, for the quarter ended March 31, 2013, increased $1.6 million, or 9%, to $19.9 million, as compared to the quarter ended March 31, 2012.  The increase was due to higher revenue from minimum activity fees on customer accounts and an increase in order flow income.

Non-Interest Expenses

Non-interest expenses, for the quarter ended March 31, 2013, decreased by $20.3 million, or 13%, to $133.9 million from $154.2 million, during the quarter ended March 31, 2012.  The decrease was primarily due to lower execution and clearing fees in the market making segment and lower employee compensation and benefits expenses.  As a percentage of total net revenues, non-interest expenses increased to 62% for the quarter ended March 31, 2013 from 51% during the corresponding period in 2012.

Execution and Clearing.  Execution and clearing expenses for the quarter ended March 31, 2013, decreased $5.1 million, or 8%, to $59.5 million, as compared to the quarter ended March 31, 2012.  The decrease resulted from an 8% drop in options volume and an increase in the proportion of our market maker executions on exchanges and ECNs with make-or-take revenue models.  As a market maker under the make-or-take fee model, we are paid for providing liquidity instead of being charged payment-for-order flow fees.

Employee Compensation and Benefits.  Employee compensation and benefits expenses, for the quarter ended March 31, 2013, decreased by $16.4 million, or 26%, to $46.3 million, as compared to the quarter ended March 31, 2012.  The decrease in employee compensation and benefits expense was largely a result of reduced bonus related expenses for our market making segment compared to the year-ago quarter.  In addition, expenses related to our 2007 Stock Incentive Plan (“SIP”) decreased from the year-ago quarter, when a special discretionary grant of restricted stock units was awarded.  The average number of employees increased 1% to 890 for the quarter ended March 31, 2013, as compared to 880 for the corresponding period in 2012.  As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff.  As a percentage of total net revenues, employee compensation and benefits expenses were 21% in both the quarters ended March 31, 2013 and 2012, respectively.

General and Administrative.  General and administrative expenses, for the quarter ended March 31, 2013, increased $1.2 million, or 11% to $12.5 million, as compared to the quarter ended March 31, 2012.  The increase in general and administrative expenses was primarily due to increases in bad debt expense, non-income related taxes and administrative fees.

Business Segments

The following table sets forth the net revenues and non-interest expenses and income before income taxes of our business segments:

		Three Months
		Ended March 31,
		2013	2012
		(in millions)

Electronic Brokerage	Net revenues	$195.3	$159.3
	Non-interest expenses	84.3	75.9

	Income (loss) before income taxes	$111.0	$83.4

	Pre-tax profit margin	57%	52%

Market Making	Net revenues	$23.6	$142.4
	Non-interest expenses	52.6	76.4

	Income (loss) before income taxes	($29.0)	$66.0

	Pre-tax profit margin	-123%	46%

Corporate*	Net revenues	($2.8)	$2.2
	Non-interest expenses	(3.0)	1.9

	Income (loss) before income taxes	$0.2	$0.3

Total	Net revenues	$216.1	$303.9
	Non-interest expenses	133.9	154.2

	Income (loss) before income taxes	$82.2	$149.7

	Pre-tax profit margin	38%	49%

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

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:
	Three Months
	Ended March 31,
	2013	2012
	(in millions)
Revenues:
Commissions and execution fees	$119.6	$100.9
Interest income	59.4	51.5
Other income	22.2	16.1

Total revenues	201.2	168.5

Interest expense	5.9	9.2

Total net revenues	195.3	159.3

Non-interest expenses:
Execution and clearing	36.3	30.5
Employee compensation and benefits	19.1	20.7
Occupancy, depreciation and amortization	3.3	2.9
Communications	2.2	2.2
General and administrative	23.4	19.6

Total non-interest expenses	84.3	75.9

Income before income taxes	$111.0	$83.4

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Electronic brokerage total net revenues for the quarter ended March 31, 2013 increased $36.0 million, or 23%, to $195.3 million, from $159.3 million during the quarter ended March 31, 2012, primarily due to higher commissions and execution fees and higher net interest income.  Commissions and execution fees increased $18.7 million, or 19%, and net interest income increased $11.2 million, or 26%, for the quarter ended March 31, 2013 as compared to the corresponding period in 2012.  The increase in commissions and execution fees is directly attributable to higher cleared customer volume, which rose in options and futures contracts and stock shares by 25%, 27% and 18%, respectively, for the quarter ended March 31, 2013 from the corresponding period in 2012.  Total DARTs from cleared and execution-only customers for the quarter ended March 31, 2013 increased 9% to approximately 465,000, as compared to approximately 428,000 during the quarter ended March 31, 2012.  DARTs from cleared customers for the quarter ended March 31, 2013 increased 8% to approximately 422,000, as compared to approximately 391,000 during the quarter ended March 31, 2012.  The increase in net interest income was attributable to greater customer credit balances and margin borrowings.  Average customer credit balances grew by 14% and average fully secured customer margin borrowings grew by 34% in the first quarter of 2013 from the same period last year.  Total customer equity grew by 23% to $35.6 billion at March 31, 2013, from $28.9 billion at March 31, 2012.  The number of customer accounts grew by 11% from March 31, 2012 to approximately 217,000 at March 31, 2013.

Electronic brokerage non-interest expenses for the quarter ended March 31, 2013 increased $8.4 million, or 11%, as compared to the quarter ended March 31, 2012.  Within non-interest expenses, execution and clearing expenses increased by $5.8 million, driven primarily by an increase in customer trading volume in futures.  Employee compensation and benefits expenses decreased by $1.6 million, or 8% during the quarter ended March 31, 2013 as compared to 2012.  The decrease in employee compensation and benefits expense reflects the non-recurrence of the special discretionary grant of restricted stock units awarded in January 2012.  General and administrative expenses increased $3.8 million as administrative and consulting fees increased $3.6 million during the quarter ended March 31, 2013 as compared to 2012.  As a percentage of total net revenues, non-interest expenses decreased to 43% from 48% for the quarter ended March 31, 2013 as compared to the corresponding period in 2012.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months
	Ended March 31,
	2013	2012
	(in millions)
Revenues:
Trading gains	$19.0	$137.3
Interest income	11.6	15.3
Other income	0.3	0.6

Total revenues	30.9	153.2

Interest expense	7.3	10.8

Total net revenues	23.6	142.4

Non-interest expenses:
Execution and clearing	23.3	34.7
Employee compensation and benefits	9.3	20.1
Occupancy, depreciation and amortization	1.6	2.0
Communications	2.2	2.5
General and administrative	16.2	17.1

Total non-interest expenses	52.6	76.4

Income before income taxes	($29.0)	$66.0

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Market making total net revenues for the quarter ended March 31, 2013 decreased $118.8 million, or 83%, to $23.6 million, from $142.4 million during the quarter ended March 31, 2012.  Trading gains for the quarter ended March 31, 2013 decreased $118.3 million, or 86% from the year-ago quarter.  As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in proportion to a basket of currencies we call the GLOBAL.  The decrease in trading gains was amplified by a currency translation loss of $60.8 million in the first quarter of 2013 as compared to a $0.9 million loss in the corresponding period in 2012.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Trading gains were negatively impacted by a 26% decrease in average volatility, as measured by the VIX®, which decreased to 13.5, for the three months ended March 31, 2013 as compared to the year-ago quarter.  Bid-offer spreads on U.S. exchange-traded options were narrower in the first quarter of 2013 than in the corresponding period in 2012.  These negative factors made the trading environment more challenging than that of the quarter ended March 31, 2012.  As a result, our trading gains, after removing the effects of currency translation, were 42% lower than those of the year-ago quarter.

Market making options contract volume decreased 10%, while futures contracts and stock shares volumes increased 54% and 40%, respectively, in the quarter ended March 31, 2013 as compared to the corresponding period in 2012.

Net interest income for the quarter ended March 31, 2013 decreased by $0.2 million to $4.3 million.  The decrease was driven by lower interest earned from firm cash balances, partially offset by an increase in net fees earned from securities borrowed and loaned transactions.  As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets.  In the quarter ended March 31, 2013, these factors, together with securities lending activity, produced less net interest income than in the first quarter of 2012.

Market making non-interest expenses for the quarter ended March 31, 2013 decreased $23.8 million, or 31%, as compared to the quarter ended March 31, 2012.  The decrease primarily resulted from an $11.4 million decrease in execution and clearing fees and a $10.8 million decrease in employee compensation and benefits during the quarter ended March 31, 2013 as compared to 2012.  The decrease in execution and clearing fees was primarily due to lower options volume and an increase in the proportion of our market maker executions on exchanges and ECNs with make-or-take revenue models.  As a market maker under the make-or-take fee model, we are paid for providing liquidity instead of being charged payment-for-order flow fees.  The decrease in employee compensation and benefits expense reflects lower current period bonus expenses as well as the non-recurrence of the special discretionary grant of restricted stock units awarded in January 2012.  As a percentage of total net revenues, market making non-interest expenses increased to 223% from 54% for the quarters ended March 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet.  The majority of our assets consist of exchange-listed marketable securities, which are marked-to-market daily, cash and securities segregated for customers, and collateralized receivables arising from customer-related and proprietary securities transactions.  Collateralized receivables consist primarily of securities borrowed, and, to a lesser extent, customer margin loans, receivables from clearing houses for settlement of securities transactions and securities purchased under agreements to resell.  At March 31, 2013, total assets were $35.14 billion of which approximately $34.72 billion, or 98.8%, were considered liquid and consisted predominantly of marketable securities, customers’ cash and collateralized receivables.

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

We actively manage our excess liquidity and we maintain significant borrowing facilities through the securities lending markets and with banks.  As a general practice, we maintain sufficient levels of cash on hand to provide us with a buffer should we need immediately available funds for any reason.

For purposes of providing additional liquidity and further increasing our regulatory capital reserves, we maintain a committed senior secured revolving credit facility from a syndicate of banks and we previously issued senior notes (see “Principal Indebtedness” below).  As of March 31, 2013, we had no borrowings under these facilities.  Liability balances in connection with our payables to customers and securities loaned as of March 31, 2013 were higher than their respective average balances during the previous three months.

Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our future liquidity needs for more than the next twelve months.

Cash and cash equivalents held by the Company’s non-U.S. operating companies at March 31, 2013 were $481.2 million ($515.1 million at December 31, 2012). These funds are primarily intended to finance each individual Operating Company’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC.  The Company currently has no intention to repatriate further amounts from non-U.S. operating companies.  In the event dividends were to be paid to the Company in the future by a non-U.S. operating company, as occurred in connection with the special dividend in December 2010 and, in part, in December 2012, the Company would be required to accrue and pay income taxes on such dividends to the extent that U.S. income taxes had not been paid previously on the income of the paying company.

Historically, IBG LLC’s consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth.  IBG LLC’s consolidated equity decreased to $4.80 billion at March 31, 2013 from $4.94 billion at March 31, 2012 as a result of dividends paid during the last four quarters, including the special dividend paid in December 2012, partially offset by twelve months of comprehensive earnings.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Cash used in operating activities	$(296.3)	$(53.9)
Cash provided by (used in) investing activities	7.1	(10.5)
Cash used in financing activities	(129.9)	(103.1)
Effect of exchange rate changes on cash and cash equivalents	(10.6)	23.4
Decrease in cash and cash equivalents	$(429.7)	$(144.1)

Our cash flows from operating activities are largely a reflection of the size and composition of trading positions held by our market making subsidiaries and of the changes in customer cash and margin debit balances in our electronic brokerage business.  Our cash flows from investing activities are primarily related to capitalized internal software development, purchases and sales of memberships at exchanges where we trade and strategic investments in exchanges where such investments will enable us to offer better execution alternatives to our current and prospective customers, or create new opportunities for ourselves as market makers or where we can influence exchanges to provide competing products at better prices using sophisticated technology.  Our cash flows from financing activities are comprised of short-term borrowings, long-term borrowings and capital transactions.  Short-term borrowings from banks are part of our daily cash management in support of operating activities.  Other borrowings provide us with flexible sources of excess liquidity and regulatory capital, including a committed three-year $100.0 million senior secured revolving credit facility from a syndicate of banks.  Capital transactions consist primarily of quarterly cash dividends paid to common stockholders, which commenced during the second quarter of 2011 and cash distributions paid to IBG Holdings LLC ("Holdings").

Three months ended March 31, 2013:   Our cash and cash equivalents decreased by $429.7 million to $1,184.9 million for the three months ended March 31, 2013.  We used $296.3 million in net cash in operating activities.  We used net cash of $122.8 million in our investing and financing activities primarily due to a decrease in short-term borrowings and dividends paid to IBG Holdings LLC and to common stockholders.

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

At March 31, 2013, aggregate excess regulatory capital for all of the Operating Companies was $2.46 billion.  The following table summarizes capital, capital requirements and excess regulatory capital (millions):

	Net Capital/ Eligible Equity	Requirement	Excess
IB LLC	$1,685.9	$256.7	$1,429.2
TH LLC	290.3	51.3	239.0
THE	623.5	189.7	433.8
Other regulated Operating Companies	377.9	25.4	353.5
	$2,978.6	$523.1	$2,455.5

At March 31, 2013, all of the Operating Companies were in compliance with their respective regulatory capital requirements.

For additional information regarding our net capital requirements see note 14 to the unaudited condensed consolidated financial statements in Part I , Item 1 of this Quarterly Report on Form 10-Q.

Principal Indebtedness

IBG LLC is the borrower under a $100.0 million senior secured revolving credit facility, which had no balance outstanding as of March 31, 2012.

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

At March 31, 2013, IBG LLC was in compliance with all of the covenants of this credit facility.  At maturity, subject to meeting certain terms of the facility, the Company will have an option to convert the facility to a one-year term loan.

Senior Notes

Prior to January 2012, IBG LLC periodically issued senior notes in private placements to certain qualified customers of IB LLC.  IBG LLC used the proceeds from sales of the senior notes to provide capital to IBG LLC’s broker-dealer subsidiaries in the form of subordinated loans and for other general purposes.  Based on a review of its available liquidity resources, which resulted in a determination of a strong liquidity position, in January 2012 the Company decided to discontinue the Senior Notes Program.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware.  These expenditure items are reported as property and equipment.  Capital expenditures for property and equipment were approximately $3.7 million and $5.2 million for the three months ended March 31, 2013 and 2012, respectively.  We anticipate that our 2013 gross capital expenditures will be lower than in 2012 as we complete the expansion of our data center and backup facilities.  In the future, we plan to meet capital expenditure needs as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. We anticipate that we will fund capital expenditures with cash from operations and cash on hand.  In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance.  If we pursue any strategic acquisitions, we may incur additional capital expenditures.

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

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own.  At March 31, 2013, there were no definitive agreements with respect to any material acquisition.

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

Critical Accounting Policies

Valuation of Financial Instruments

Due to the nature of our operations, substantially all of our financial instrument assets, comprised of financial instruments owned, securities purchased under agreements to resell, securities borrowed and receivables from brokers, dealers and clearing organizations are carried at fair value based on published market prices and are marked to market daily, or are assets which are short-

term in nature and are reported at amounts approximating fair value. Similarly, all of our financial instrument liabilities that arise from financial instruments sold but not yet purchased, securities sold under agreements to repurchase, securities loaned and payables to brokers, dealers and clearing organizations are short-term in nature and are reported at quoted market prices or at amounts approximating fair value. Our long and short positions are valued at either the last consolidated trade price or the last consolidated bid/offer mid-point (where applicable) at the close of regular trading hours, in their respective markets. Given that we manage a globally integrated market making portfolio, we have large and substantially offsetting positions in securities and commodities that trade on different exchanges that close at different times of the trading day. As a result, there may be large and anomalous swings in the value of our positions daily and, accordingly, in our earnings in any period. This is especially true on the last business day of each calendar quarter, although such swings tend to come back into equilibrium on the first business day of the succeeding calendar quarter.

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

We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and consolidate IBG LLC’s financial results into our financial statements. We hold approximately 11.9% ownership interest in IBG LLC. Holdings is owned by the original members of IBG LLC and holds approximately 88.1% ownership interest in IBG LLC. Our share of IBG LLC’s net income, excluding Holdings’ noncontrolling interest, is approximately 11.9% and similarly, outstanding shares of our common stock represent approximately 11.9% of the outstanding membership interests of IBG LLC.

Prior to the June 6, 2012 amendment to the Exchange Agreement (see Note 4 to the consolidated financial statements), the Company was required to report Holdings’ ownership as redeemable noncontrolling interests (i.e., temporary equity) pursuant to ASC 810-10-45, ASC 815-40-25 and ASC 480-10-S99-3A (formerly FASB Emerging Issues Task Force Topic D-98), outside of total equity in the consolidated financial statements. Redemption value of these redeemable noncontrolling interests was measured as the number of equivalent shares of member interests in IBG LLC owned by Holdings multiplied by the then current market price per share of the Company’s common stock. The excess of the redemption value over the book value of these interests, which did not affect net income attributable to common stockholders or cash flows, was required to be accounted for as a reduction of the Company’s stockholders’ equity in the consolidated statement of financial condition.

The Company elected to recognize changes in redemption value in each reporting period immediately as they occurred as if the end of each reporting period was also the redemption date for the entire redeemable noncontrolling interest under paragraph 15(b) of ASC 480-10-S99-3A, notwithstanding that the redeemable noncontrolling interests are redeemable over a period of time pursuant to a redemption schedule (see Note 4 to the unaudited condensed consolidated financial statements).

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

For periods prior to June 6, 2012, the Company has determined to reflect Topic D-98 measurement adjustments for non-fair value redemption rights through application of the two-class method of calculating earnings per share in lieu of recognizing the impact through the determination of net income attributable to common shareholders. Furthermore, in accordance with footnote 17 of ASC 480-10-S99-3A, the Company has elected to treat only the portion of the periodic measurement adjustments that reflect a redemption in excess of fair value as being akin to a dividend, reducing net income attributable to common stockholders for purposes of applying the two-class method. Decreases in the carrying amount of redeemable noncontrolling interests through Topic D-98 measurement adjustments are reflected in the application of the two-class method only to the extent they represent recoveries of amounts previously accounted for by applying the two-class method.

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

We have been from time to time subject to certain pending and legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred. As of March 31, 2013, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period. As of March 31, 2013 and December 31, 2012, reserves provided for potential losses related to litigation matters were not material.

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

Income Taxes

IBG, Inc. accounts for income taxes in accordance with ASC 740, Income Taxes. The Company’s income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits are based on enacted tax laws and reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Determining income tax expense requires significant judgments and estimates.

Deferred income tax assets and liabilities arise from temporary differences between the tax and financial statement recognition of the underlying assets and liabilities. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax-planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). Deferred income taxes have not been provided for U.S. tax liabilities or for additional foreign taxes on the unremitted earnings of foreign subsidiaries that have been indefinitely reinvested.

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

Recent Accounting Pronouncements

Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates (“ASUs”) as the means to add to or delete from, or otherwise amend the ASC. In 2013, prior to the issuance of the Company’s unaudited condensed consolidated financial statements, ASUs 2013-01 through ASU 2013-07 were issued. Following is a summary of recently issued ASUs that have affected or may affect the Company’s unaudited condensed consolidated financial statements:

	Affects	Status
ASU 2011-11	Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities	Effective for fiscal periods beginning on or after January 1, 2013. Retrospective disclosures for comparative periods presented will be required.

ASU 2013-01	Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities	Effective for fiscal periods beginning on or after January 1, 2013 (the same as the effective date of ASU 2011-11).

ASU 2013-02	Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income	Effective for fiscal periods beginning on or after December 15, 2012.

ASU 2013-04	Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date	Effective prospectively for fiscal periods beginning on or after December 15, 2013. Early adoption is permitted.

ASU 2013-05
Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity
Effective for fiscal periods beginning on or after December 15, 2013. Early adoption is permitted.

Adoption of those ASUs that became effective during 2013, prior to the issuance of the Company’s unaudited condensed consolidated financial statements, did not have a material effect on those financial statements. Management is assessing the potential impact on the Company’s financial statements of adopting ASUs that will become effective in the future.

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

In June 2012 the FASB and IASB issued a joint statement on their continuing deliberations regarding changes to lease accounting. When issued, new lease accounting standards under the ASC and IFRS will require the reporting of lease assets and related liabilities on issuers’ statements of financial condition under a mutually agreed upon two-method approach. Exposure Drafts detailing applicability and implementation considerations are expected to be issued during the second half of 2012, and final standards are expected to be issued in 2013. Management will be assessing the potential effects of this change in lease accounting as the standard setting process moves forward. Based on the scope of existing lease commitments (approximately 0.1% of total assets as of March 31, 2013), the effect on the Company’s financial statements is not expected to be material.

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

Since 2005, we have expanded our market making systems to incorporate cash forex and forex options to hedge our currency exposure at little or no cost and to hedge our currency exposure throughout the day on a continuous basis.  In connection with the development of our currency strategy, we determined to base our net worth in GLOBALs, a basket of currencies.  Periodically, we re-evaluate the composition of the GLOBAL; in 2011 we expanded the composition of the GLOBAL from six to 16 currencies.  The table below shows a comparison of the U.S. dollar equivalent of the GLOBAL as of March 31, 2012 and 2013.

		As of 3/31/2012			As of 3/31/2013
			GLOBAL in	% of		GLOBAL in	% of	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	FX Rate	USD Equiv.	Comp.	% of Comp.
USD	0.41	1.0000	0.410	36.8%	1.0000	0.410	38.0%	1.2%
EUR	0.17	1.3337	0.227	20.4%	1.2819	0.218	20.2%	-0.2%
JPY	10.00	0.0121	0.121	10.9%	0.0106	0.106	9.8%	-1.0%
GBP	0.03	1.5997	0.048	4.3%	1.5204	0.046	4.2%	-0.1%
CAD	0.04	1.0026	0.040	3.6%	0.9828	0.039	3.6%	0.0%
BRL	0.08	0.5478	0.044	3.9%	0.4940	0.040	3.7%	-0.3%
INR	2.00	0.0197	0.039	3.5%	0.0184	0.037	3.4%	-0.1%
CHF	0.03	1.1078	0.033	3.0%	1.0535	0.032	2.9%	-0.1%
HKD	0.25	0.1288	0.032	2.9%	0.1288	0.032	3.0%	0.1%
AUD	0.03	1.0359	0.031	2.8%	1.0418	0.031	2.9%	0.1%
KRW	28.00	0.0009	0.025	2.2%	0.0009	0.025	2.3%	0.1%
MXN	0.30	0.0782	0.023	2.1%	0.0812	0.024	2.3%	0.2%
SEK	0.09	0.1512	0.014	1.2%	0.1533	0.014	1.3%	0.1%
NOK	0.06	0.1757	0.011	0.9%	0.1710	0.010	1.0%	0.0%
SGD	0.01	0.7956	0.008	0.7%	0.8062	0.008	0.7%	0.0%
DKK	0.04	0.1792	0.007	0.6%	0.1719	0.007	0.6%	0.0%
			$ 1.113	100.0%		$ 1.079	100.0%	0.0%

Because we conduct business in many countries and many currencies and we actively manage our global currency exposure by maintaining our equity in GLOBALs, we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company.  The U.S. dollar value of the GLOBAL decreased from $1.113 to $1.079, or 3%, at March 31, 2013 compared to March 31, 2012.  At March 31, 2013 approximately 62% of our equity was denominated in currencies other than U.S. dollars.

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

Interest Rate Risk

Under our senior secured revolving credit facility, we have the ability to choose borrowing tenors from overnight to twelve months, which permits us to minimize the risk of interest rate fluctuations.  We have no borrowings outstanding under this facility as of March 31, 2013.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies.  In a higher interest rate environment, exhibiting a positive yield curve, we typically invest a portion of these funds in U.S. government treasury securities with maturities of up to three months.  Under these circumstances, if interest rates were to increase rapidly and substantially, in increments that were not reflected in the yields on these treasury securities, our net interest income from customer deposits would decrease.  Based upon investments outstanding at March 31, 2013, we had minimal exposure of this nature.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment.  Due to a currently low rate environment, a decrease of the U.S. benchmark interest rates by 0.05% would reduce our net interest income by approximately $10.3 million on an annualized basis.

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

We expect this kind of exposure to increase with growth in our overall business.  Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off-balance-sheet risk in the event that collateral collected from customers is not sufficient to fully cover losses that those customers may incur and if those customers fail to satisfy their obligations.  As of March 31, 2013, we had $11.14 billion in margin credit extended to our customers, excluding non-customers.  The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is theoretically unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in securities prices.  Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve or the SEC portfolio margining regulations, as appropriate.  As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As reported in the Company’s 2012 Annual Report on Form 10-K, the Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2012. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012 due to a material weakness that exists within the Company’s internal control over financial reporting related to the review and interpretation of complex accounting issues. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In response to the material weakness described above, the Company has made significant progress toward implementing its Remediation Plan described in its 2012 Annual Report on Form 10-K.  Actions taken under the Remediation Plan include:

•
Formation of the nine-member Accounting Policy Committee (“APC”) in September 2012.  The APC is responsible to the Company's Audit Committee and, through recurring quarterly procedures has been assessing significant transactions and official accounting guidance applied to the Company’s financial statements and reporting on such assessments to the Audit Committee;

•	Changes in procedures and controls over the preparation of its consolidated financial statements; and

•	Performance of additional detailed procedures and analysis and other post-closing procedures performed during the preparation of the Company’s consolidated financial statements.

Notwithstanding that the Remediation Plan has not been fully implemented, our management has concluded that the Company’s unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q present fairly the Company’s financial condition, results of operations and cash flows as of March 31, 2013 and for the three months then ended in all material respects, in accordance with U.S. GAAP.

Changes to Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting other than those described above for the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on March 8, 2013.  During our normal course of business, the Company’s regulated operating companies are in discussions with regulators about matters raised during regulatory examinations or otherwise subject to their inquiry.  These matters could result in censures, fines or other sanctions.  Management believes the outcome of any resulting actions will not be material to the Company’s financial condition, results of operations or cash flows.  However, the Company is unable to predict the outcome of these matters.

The Company believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on the unaudited condensed consolidated financial condition of the Company.  Legal reserves have been established in accordance with ASC 450, Contingencies.  The ultimate resolution may differ from the amounts reserved.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in under Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 8, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit
Number	Description

10.1	Amended and Restated Operating Agreement of IBG LLC (filed as Exhibit 10.1 to the Quarterly Report on
Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**

10.2	Form of Limited Liability Company Operating Agreement of IBG Holdings LLC (filed as Exhibit 10.5 to
Amendment No. 1 to the Registration Statement on Form S-1 filed by the Company on February 12, 2007).**

10.3	Exchange Agreement by and among Interactive Brokers Group, Inc., IBG Holdings LLC, IBG LLC and the
Members of IBG LLC (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period
Ended September 30, 2009 filed by the Company on November 11, 2009).**

10.4	Tax Receivable Agreement by and between Interactive Brokers Group, Inc. and IBG Holdings LLC (filed as
Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the
Company on June 15, 2007).**

10.5	Interactive Brokers Group, Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.8 to Amendment No. 2 to the
Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+

10.6	Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan. (filed as Exhibit 10.9 to Amendment No. 2 to the
Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+

10.7	Interactive Brokers Group, Inc. Amendment to the Exchange Agreement . (filed as Exhibit 10.1 to the
Form 8-K filed by the Company on June 6, 2012).**+

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Extension Schema*

101.CAL	XBRL Extension Calculation Linkbase*

101.DEF	XBRL Extension Definition Linkbase*

101.LAB	XBRL Extension Label Linkbase*

101.PRE	XBRL Extension Presentation Linkbase*

**	Previously filed; incorporated herein by reference.

+	These exhibits relate to management contracts or compensatory plans or arrangements.

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013,
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

Date: May 10, 2013