Form 10-Q
period 2013-06-30
Interactive Brokers Group, Inc.
filed 2013-08-09
CIK 1381197

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 9, 2013, there were 49,965,451 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

INTERACTIVE BROKERS GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

PART I.  FINANCIAL INFORMATION

Financial Statements Introductory Note

Interactive Brokers Group, Inc. (“IBG, Inc.” or the “Company”) is a holding company whose primary asset is its ownership of approximately 12.4% of the membership interests of IBG LLC (the “Group”). See Notes 1 and 4 to the unaudited condensed consolidated financial statements for further discussion of the Company’s capital and ownership structure.

We are an automated global electronic broker and market maker specializing in routing orders and executing and processing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 100 electronic exchanges and trading venues around the world. In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut and from Chicago, Illinois and from Jersey City, New Jersey. Abroad, we conduct business through offices located in Canada, England, Switzerland, China (Hong Kong and Shanghai), India, Australia and Japan. At June 30, 2013, we had 892 employees worldwide.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
(in thousands, except share data)	2013	2012
Assets
Cash and cash equivalents	$1,414,849	$1,614,592
Cash and securities - segregated for regulatory purposes	12,535,253	12,482,388
Securities borrowed	3,267,014	2,833,145
Securities purchased under agreements to resell	587,569	428,904
Financial instruments owned, at fair value:
Financial instruments owned	3,558,469	3,617,879
Financial instruments owned and pledged as collateral	854,203	926,857
Total financial instruments owned	4,412,672	4,544,736
Receivables:
Customers, less allowance for doubtful accounts of $2,529 and
$1,416 at June 30, 2013 and December 31, 2012	11,311,806	9,851,018
Brokers, dealers and clearing organizations	949,835	844,584
Receivable from affiliate	639	620
Interest	23,398	22,829
Total receivables	12,285,678	10,719,051
Other assets	553,519	576,741
Total assets	$35,056,554	$33,199,557

Liabilities and equity
Liabilities:
Financial instruments sold but not yet purchased,
at fair value	$4,041,150	$4,286,260
Securities loaned	2,468,303	1,839,274
Short-term borrowings	12,826	110,420
Payables:
Customers	22,954,891	21,421,978
Brokers, dealers and clearing organizations	324,568	361,834
Payable to affiliate	259,714	259,441
Accounts payable, accrued expenses and other liabilities	97,837	102,695
Interest	2,137	4,508
Total payables	23,639,147	22,150,456

Total liabilities	30,161,426	28,386,410

Commitments, contingencies and guarantees

Equity
Stockholders’ equity
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 50,090,836 and
47,797,844 shares, Outstanding – 49,965,451 and 47,499,739 shares
at June 30, 2013 and December 31, 2012	500	478
Class B – Authorized, Issued and Outstanding – 100 shares
at June 30, 2013 and December 31, 2012	-	-
Additional paid-in capital	516,680	493,912
Retained earnings	89,262	82,072
Accumulated other comprehensive income, net of income taxes of
$1,023 and $1,417 at June 30, 2013 and December 31, 2012	22,408	29,754
Treasury stock, at cost, 125,385 and 298,105 shares
at June 30, 2013 and December 31, 2012	(2,534)	(7,718)
Total stockholders’ equity	626,316	598,498
Noncontrolling interests	4,268,812	4,214,649
Total equity	4,895,128	4,813,147
Total liabilities and stockholders’ equity	$35,056,554	$33,199,557

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except for shares or per share amounts)	2013	2012	2013	2012

Revenues:
Trading gains	$59,106	$85,007	$78,100	$222,287
Commissions and execution fees	138,092	108,071	257,630	208,956
Interest income	76,070	68,621	146,572	135,197
Other income	24,262	15,322	44,173	33,646
Total revenues	297,530	277,021	526,475	600,086

Interest expense	13,574	16,133	26,445	35,276

Total net revenues	283,956	260,888	500,030	564,810

Non-interest expenses:
Execution and clearing	64,727	66,171	124,267	130,795
Employee compensation and benefits	58,018	59,801	104,336	122,526
Occupancy, depreciation and amortization	9,249	9,957	19,318	19,891
Communications	5,703	5,486	11,156	11,160
General and administrative	12,333	10,966	24,804	22,254
Total non-interest expenses	150,030	152,381	283,881	306,626

Income before income taxes	133,926	108,507	216,149	258,184

Income tax expense	13,890	10,977	20,825	19,711
Net income	120,036	97,530	195,324	238,473
Less net income attributable to noncontrolling interests	109,658	89,546	178,389	219,405
Net income attributable to common stockholders	$10,378	$7,984	$16,935	$19,068

Earnings per share:
Basic	$0.21	$0.17	$0.35	$0.44
Diluted	$0.21	$0.17	$0.35	$0.43

Weighted average common shares outstanding:
Basic	48,929,348	46,686,269	48,218,572	46,131,813
Diluted	49,012,567	46,957,081	48,354,098	46,452,941

Comprehensive income:
Net income attributable to common stockholders	$10,378	$7,984	$16,935	$19,068
Other comprehensive income:
Cumulative translation adjustment, before income taxes	(4,007)	(5,801)	(7,742)	(1,691)
Income taxes related to items of other comprehensive income	(403)	(2,095)	(396)	(611)
Other comprehensive income (loss), net of tax	(3,604)	(3,706)	(7,346)	(1,080)
Comprehensive income attributable to common stockholders	$6,774	$4,278	$9,589	$17,988

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	$109,658	$89,546	$178,389	$219,405
Other comprehensive income (loss) - cumulative translation adjustment	(27,994)	(43,609)	(55,615)	(12,058)
Comprehensive income attributable to noncontrolling interests	$81,664	$45,937	$122,774	$207,347

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$195,324	$238,473
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Translation losses	5,343	8,333
Deferred income taxes	9,350	9,924
Depreciation and amortization	9,439	9,750
Employee stock plan compensation	24,181	37,048
(Gains) losses on other investments, net	(636)	2,098
Bad debt expense and other	1,343	441
Change in operating assets and liabilities:
Increase in cash and securities - segregated for regulatory purposes	(53,149)	(961,824)
(Increase) decrease in securities borrowed	(436,282)	22,762
Increase in securities purchased under agreements to resell	(158,659)	(2,459)
Decrease in financial instruments owned	121,334	445,317
Increase in receivables from customers	(1,460,781)	(1,478,510)
(Increase) decrease in other receivables	(111,558)	315,804
Increase in other assets	(20,152)	(5,372)
Decrease in financial instruments sold but not yet purchased	(250,633)	(799,339)
Increase in securities loaned	628,112	472,843
Increase in payable to customers	1,532,928	1,937,261
(Decrease) increase in other payables	(49,457)	267,008
Net cash (used in) provided by operating activities	(13,953)	519,558
Cash flows from investing activities:
Purchases of other investments	(126,870)	(166,315)
Proceeds from sales of other investments	156,534	144,269
Distributions received from and redemptions of equity investments	11,054	1,567
Purchase of property and equipment	(7,946)	(9,729)
Net cash provided by (used in) investing activities	32,772	(30,208)
Cash flows from financing activities:
Dividends paid to shareholders	(9,745)	(9,306)
Dividends paid to noncontrolling interests	(70,406)	(70,129)
Redemptions of senior notes	-	(101,411)
(Decrease) increase in short-term borrowings, net	(96,540)	6,587
Net cash used in financing activities	(176,691)	(174,259)
Effect of exchange rate changes on cash and cash equivalents	(41,871)	(7,081)
Net (decrease) increase in cash and cash equivalents	(199,743)	308,010
Cash and cash equivalents at beginning of period	1,614,592	1,695,495
Cash and cash equivalents at end of period	$1,414,849	$2,003,505

Supplemental disclosures of cash flow information:
Cash paid for interest	$28,816	$36,166
Cash paid for taxes	$36,973	$18,462

Non-cash financing activities:
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$19,826	$13,763
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(19,826)	$(13,763)
Changes in redemption value of redeemable noncontrolling interests	$-	$(5,269,619)
Changes to total equity (deficit) for the change in the redemption value of redeemable noncontrolling interests	$-	$5,269,619

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
Six months ended June 30, 2013 and June 30, 2012
(Unaudited)

(in thousands, except for share amounts)
	Common Stock
						Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling
	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Total Equity

Balance, January 1, 2013	47,797,844	$ 478	$ 493,912	$ (7,718)	$ 82,072	$ 29,754	$ 598,498	$ 4,214,649	$ 4,813,147

Common Stock distributed pursuant to stock plans	2,292,992	22	(22)	5,184			5,184		5,184
Compensation for stock grants vesting in the future			2,964				2,964	21,621	24,585
Dividends paid to shareholders					(9,745)		(9,745)		(9,745)
Dividends paid by IBG LLC to noncontrolling interests							-	(70,406)	(70,406)
Adjustments for changes in proportionate ownership in IBG LLC			19,826				19,826	(19,826)	-
Comprehensive income, net of tax					16,935	(7,346)	9,589	122,774	132,363
Balance, June 30, 2013	50,090,836	$ 500	$ 516,680	$ (2,534)	$ 89,262	$ 22,408	$ 626,316	$ 4,268,812	$ 4,895,128

	Common Stock
					Retained	Accumulated	Total
			Additional		Earnings	Other	Stockholders'	Other Non-		Redeemable
	Issued	Par	Paid-In	Treasury	(Accumulated	Comprehensive	Equity	controlling	Total Equity	Noncontrolling
	Shares	Value	Capital	Stock	Deficit)	Income	(Deficit)	Interests	(Deficit)	Interests

Balance, January 1, 2012	46,061,256	$ 460	$ -	$ (13,310)	$ (465,138)	$ 18,487	$ (459,501)	$ 1,837	$ (457,664)	$ 5,269,619

Adjustment of redeemable noncontrolling interests to redemption value			472,409		572,840		1,045,249	$ 4,322,304	5,367,553	(5,269,619)
Common Stock distributed pursuant to stock plans	1,727,403	17	(17)	5,526			5,526		5,526
Compensation for stock grants vesting in the future			3,870				3,870	4,286	8,156
Dividends paid to shareholders					(9,306)		(9,306)		(9,306)
Dividends paid by IBG LLC to other noncontrolling interests							-	(35,136)	(35,136)
Adjustments for changes in proportionate ownership in IBG LLC			13,763				13,763	(22)	13,741
Comprehensive income, net of tax					19,068	(1,080)	17,988	85,807	103,795
Balance, June 30, 2012	47,788,659	$ 477	$ 490,025	$ (7,784)	$ 117,464	$ 17,407	$ 617,589	$ 4,379,076	$ 4,996,665	$ -

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

1. Organization and Nature of Business

Interactive Brokers Group, Inc. (“IBG, Inc.” or the “Company”) is a Delaware holding company whose primary asset is its ownership of approximately 12.4% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC” or the “Group”). The accompanying unaudited condensed consolidated financial statements of IBG, Inc. reflect the consolidation of IBG, Inc.’s investment in IBG LLC for all periods presented (Note 4). IBG LLC is an automated global electronic broker and market maker specializing in routing orders and processing trades in securities, futures and foreign exchange instruments.

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

2. Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements are presented in U.S. dollars and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting with respect to Form 10-Q and accounting standards generally accepted in the United States of America (“U.S. GAAP”) promulgated in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”).  These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of June 30, 2013 and December 31, 2012, the results of operations and comprehensive income for the three and six months ended June 30, 2013 and 2012 and cash flows for the three and six months ended June 30, 2013 and 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in IBG, Inc.’s 2012 Annual Report on Form 10-K filed with the SEC on March 8, 2013. The condensed consolidated financial statement information as of December 31, 2012 has been derived from the 2012 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Principles of Consolidation, including Noncontrolling Interests

The unaudited condensed consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries. As sole managing member of IBG LLC, IBG, Inc. exerts control over the Group’s operations.  In accordance with ASC 810, Consolidation, the Company consolidates the Group’s consolidated financial statements and records the interests in the Group that IBG, Inc. does not own as noncontrolling interests.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Prior to the June 6, 2012 amendment  (the “Amendment”) to the Exchange Agreement (Note 4), the Company was required to report IBG Holdings LLC’s (“Holdings”) ownership as redeemable noncontrolling interests (i.e., temporary equity) pursuant to ASC 810-10-45, ASC 815-40-25 and ASC 480-10-S99-3A (formerly FASB Emerging Issues Task Force Topic D-98), outside of total equity. Redemption value of these redeemable noncontrolling interests was measured as the number of equivalent shares of member interests in IBG LLC owned by Holdings multiplied by the then current market price per share of the Company’s common stock. The excess of the redemption value over the book value of these interests, which did not affect net income attributable to common stockholders or cash flows, was required to be accounted for as a reduction of the Company’s stockholders’ equity.

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

Fair Value

At June 30, 2013 and December 31, 2012, substantially all of IBG, Inc.’s assets and liabilities, including financial instruments, were carried at fair value based on published market prices and were marked to market, or were assets which are short-term in nature and were carried at amounts that approximate fair value.

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

Financial instruments owned and financial instruments sold, but not yet purchased, except forward currency contracts, over-the-counter (“OTC”) currency options and certain corporate and municipal debt securities, which are classified as Level 2 financial instruments, are classified within Level 1 of the fair value hierarchy. The Company’s financial instruments, which are valued using quoted market prices as published by exchanges and clearing houses or otherwise broadly distributed in active markets, include U.S. government and sovereign obligations, active listed securities, options, futures, options on futures and corporate and municipal debt securities. IBG, Inc. does not adjust quoted prices for Level 1 financial instruments, even in the event that the Company may hold a large position whereby a purchase or sale could reasonably impact quoted prices.

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

Cash and Cash Equivalents

IBG, Inc. defines cash equivalents as short-term, highly liquid securities and cash deposits, other than those used to support margin and clearing requirements or assets held in segregated accounts for regulatory purposes.

Cash and Securities—Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

customer assets. In addition, substantially all of the Operating Companies are members of various clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities. Securities segregated for regulatory purposes consisted of U.S. Treasury Bills of $2.50 billion and $2.30 billion at June 30, 2013 and December 31, 2012, respectively, which are recorded as Level 1 financial assets and securities purchased under agreements to resell in the amount of $6.44 billion and $6.37 billion as of June 30, 2013 and December 31, 2012, respectively, which amounts approximate fair value.

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

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell, which are reported as collateralized financing transactions, are recorded at contract value, plus accrued interest, which approximates fair value. The Company’s policy is to obtain possession of collateral with a fair value equal to or in excess of the principal amount loaned under resale agreements. To ensure that the fair value of the underlying collateral remains sufficient, this collateral is valued daily with additional collateral obtained or excess collateral returned, as permitted under contractual provisions.  The Company does not net securities purchased under agreements to resell transactions with securities sold under agreements to repurchase transactions entered into with the same counterparty.

Financial Instruments Owned and Sold But Not Yet Purchased

Financial instrument transactions are accounted for on a trade date basis. Financial instruments owned and financial instruments sold but not yet purchased are recorded at fair value based upon quoted market prices. All firm-owned financial instruments pledged to counterparties where the counterparty has the right, by contract or custom, to sell or repledge the financial instruments are classified as financial instruments owned and pledged as collateral in the unaudited condensed consolidated statements of financial condition.

IBG, Inc. also enters into currency forward contracts. These transactions, which are also accounted for on a trade date basis, are agreements to exchange a fixed amount of one currency for a specified amount of a second currency at completion of the currency forward contract term. Unrealized mark-to-market gains and losses on currency forward contracts are reported as components of financial instruments owned or financial instruments sold but not yet purchased in the unaudited condensed consolidated statements of financial condition.

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Investments

IBG, Inc. makes certain strategic investments related to financial services and accounts for these investments under the cost method of accounting or under the equity method of accounting as required under ASC 323, Investments—Equity Method and Joint Ventures. Investments are accounted for under the equity method of accounting when IBG, Inc. has significant influence over the investee. Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of IBG, Inc.’s initial investment and adjusted each period for IBG, Inc.’s share of the investee’s income or loss. IBG, Inc.’s share of the income or losses from equity investments is reported as a component of other income in the unaudited condensed consolidated statements of comprehensive income.  The recorded amounts of IBG, Inc.’s equity method investments, $27.1 million at June 30, 2013 ($34.7 million at December 31, 2012), which are reported as a component of other assets in the unaudited condensed consolidated statements of financial condition, increase or decrease accordingly.  Contributions paid to and distributions received from equity investees are recorded as additions or reductions, respectively, to the respective investment balance.

A judgmental aspect of accounting for investments is evaluating whether an other-than-temporary decline in the value of an investment has occurred. The evaluation of an other-than-temporary impairment is dependent on specific quantitative and qualitative factors and circumstances surrounding an investment, including recurring operating losses, credit defaults and subsequent rounds of financing. IBG, Inc.’s equity investments do not have readily determinable market values. All equity method investments are reviewed for changes in circumstances or occurrence of events that suggest IBG, Inc.’s investment may not be recoverable. If an unrealized loss on any investment is considered to be other-than-temporary, the loss is recognized in the period the determination is made. IBG, Inc. also holds exchange memberships and investments in equity securities of certain exchanges as required to qualify as a clearing member, and strategic investments in corporate stock that do not qualify for equity method accounting. Such investments, $27.2 million at June 30, 2013 ($36.2 million at December 31, 2012), are recorded at cost or, if an other-than-temporary impairment in value has occurred, at a value that reflects management’s estimate of the impairment, and are also components of other assets in the unaudited condensed consolidated statements of financial condition. Dividends received from cost basis investments are recognized as a component of other income as such dividends are received.

The Company also makes other fair value investments (which are not considered core business activities) that are accounted for at fair value (Note 6), with gains and losses recorded as a component of other income.

Property and Equipment

Property and equipment, which is a component of other assets, consists of purchased technology hardware and software, internally developed software, leasehold improvements and office furniture and equipment. Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation and amortization are computed using the straight-line method. Equipment is depreciated over the estimated useful lives of the assets, while leasehold improvements are amortized over the lesser of the estimated economic useful life of the asset or the term of the lease. Computer equipment is depreciated over three to five years and office furniture and equipment are depreciated over five to seven years. Qualifying costs for internally developed software are capitalized and amortized over the expected useful life of the developed software, not to exceed three years.

Comprehensive Income and Foreign Currency Translation

The Company’s operating results are reported in the unaudited condensed consolidated statement of comprehensive income pursuant to Accounting Standards Update 2011-05, Comprehensive Income.

Comprehensive income consists of two components: net income and other comprehensive income (“OCI”). OCI is comprised of revenues, expenses, gains and losses that are reported in the comprehensive income section of the statement of comprehensive income, but are excluded from reported net income. IBG, Inc.’s OCI is comprised of foreign currency translation adjustments, net of related income taxes, where applicable.

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

—Foreign Currency Transaction Gains and Losses

Foreign currency transaction gains and losses from market making and electronic brokerage activities are included in trading gains and in interest or other income, respectively, in the accompanying unaudited condensed consolidated statements of comprehensive income.

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

The Company records tax liabilities in accordance with ASC 740 and adjusts these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in payments that are different from our current estimates of these tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

Recently Issued Accounting Pronouncements

Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates (“ASUs”) as the means to add to or delete from, or otherwise amend the ASC. In 2013, prior to the issuance of the Company’s unaudited condensed consolidated financial statements, ASUs 2013-01 through 2013-11 have been issued. Following is a summary of recently issued ASUs that have affected or may affect the Company’s unaudited condensed consolidated financial statements:

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

In June 2012 the FASB and IASB issued a joint statement on their continuing deliberations regarding changes to lease accounting. When issued, new lease accounting standards under the ASC and IFRS will require the reporting of lease assets and related liabilities on issuers’ statements of financial condition under a mutually agreed upon two-method approach. Exposure Drafts detailing applicability and implementation considerations are expected to be issued in 2013, and final standards are expected to be issued in the future. Management will be assessing the potential effects of this change in lease accounting as the standard setting process moves forward. Based on the scope of existing lease commitments (approximately 0.1% of total assets as of June 30, 2013), the effect on the Company’s financial statements is not expected to be material.

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

Concentrations of Credit Risk

IBG, Inc.’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of June 30, 2013, the Company did not have any material concentrations of credit risk.

Off-Balance Sheet Risks

IBG, Inc. may be exposed to a risk of loss not reflected in the unaudited condensed consolidated financial statements for futures products, which represent obligations of IBG, Inc. to settle future contracts at contracted prices, which may require repurchase or sale of the underlying products in the market at prevailing prices. Accordingly, these transactions result in off-balance sheet risk as IBG, Inc.’s cost to liquidate such futures contracts may exceed the amounts reported in IBG, Inc.’s unaudited condensed consolidated statements of financial condition.

4. Equity and Earnings Per Share

In connection with its initial public offering of Class A common stock (“IPO”) in May 2007, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC from Holdings, became the sole managing member of IBG LLC and began to consolidate

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

IBG LLC’s financial results into its financial statements. Holdings wholly owns all Class B common stock, which common stock has voting rights in proportion to its ownership interests in IBG LLC, approximately 87.6% as of June 30, 2013. The consolidated financial statements reflect the results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC. Prior to the June 6, 2012 amendment to the Exchange Agreement (described below), Holdings’ ownership interests in IBG LLC were accounted for and reported in these consolidated financial statements as “redeemable noncontrolling interests” (temporary equity) pursuant to ASC 810-10-45, ASC 815-40-25 and ASC 480-10-S99-3A. For periods after the Amendment, beginning with the quarter ended June 30, 2012, the noncontrolling interests in IBG LLC attributable to Holdings are reported as a component of total equity, as described below.

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

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As described previously in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of Holdings’ and IBG, Inc.’s respective ownership of IBG LLC. At June 30, 2013 and December 31, 2012, 1,000,000,000 shares of Class A common stock were authorized, of which 50,090,836 and 47,797,844 shares have been issued; and 49,965,451 and 47,499,739 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of June 30, 2013 and December 31, 2012, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of June 30, 2013 and December 31, 2012, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with the 2011 redemption of Holdings member interests in exchange for common stock, which deferred tax assets are a component of other assets in the unaudited condensed consolidated statement of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the 2011 redemption date, respectively, as allowable under current tax law. As of June 30, 2013 and December 31, 2012, the unamortized balance of these deferred tax assets was $271.6 million and $281.6 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and credits to additional paid-in capital arising from stock offerings from the date of the IPO through June 30, 2013 were $387.1 million, $329.0 million and $58.1 million, respectively.  Amounts payable under the Tax Receivable Agreement are payable to Holdings annually upon the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a total of $70.4 million through June 30, 2013 pursuant to the terms of the Tax Receivable Agreement.

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

As a consequence of these redemption transactions, and distribution of shares to employees (Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 12.4%, with Holdings owning the remaining 87.6% as of June 30, 2013. The redemptions also resulted in an increase in the Holdings interest held by Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 86.3% at June 30, 2013.

The Exchange Agreement, as amended June 6, 2012, provides that the Company may facilitate the redemption by Holdings of interests held by its members through the issuance of shares of common stock through a public offering in exchange for the interests in IBG LLC being redeemed by Holdings. The Amendment eliminated from the Exchange Agreement an alternative funding method, which provided that upon approval by the board of directors and by agreement of the Company, IBG LLC and Holdings, redemptions could be made in cash.

Subsequent to the amendment to the Exchange Agreement on June 6, 2012, the Company recorded adjustments to report Holdings’ noncontrolling interests in IBG LLC as component of total equity, reducing redeemable noncontrolling interests to zero and reversing the cumulative effect of adjustments through June 6, 2012 to redemption value previously recorded to additional paid-in capital. The effect of these adjustments was:

(in thousands)	Adjustments as of June 6, 2012
Redeemable noncontrolling interests	$(5,367,553)
Additional Paid in Capital	$472,409
Retained earnings	$572,840
Noncontrolling interests	$4,322,304

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Earnings per Share

For periods prior to June 6, 2012, the Company reflected measurement adjustments for non-fair value redemption rights through application of the two-class method of calculating earnings per share in lieu of recognizing the impact through the determination of net income attributable to common stockholders.

Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic earnings per share:
Net income attributable to common stockholders	$10,378	$7,984	$16,935	$19,068
Add (deduct) net income attributable to non-fair value redemption rights	-	(132)	-	1,108
Net income available for common stockholders	$10,378	$7,852	$16,935	$20,176

Weighted average shares of common stock outstanding:
Class A	48,929,248	46,686,169	48,218,472	46,131,713
Class B	100	100	100	100
	48,929,348	46,686,269	48,218,572	46,131,813

Basic earnings per share	$0.21	$0.17	$0.35	$0.44

 Diluted earnings (loss) per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Diluted earnings per share:
Net income available for common stockholders	$10,378	$7,852	$16,935	$20,176

Weighted average shares of common stock outstanding:
Class A:
Issued and outstanding	48,929,248	46,686,169	48,218,472	46,131,713
Potentially dilutive common shares:
Issuable pursuant to 2007 ROI Unit Stock Plan	83,219	270,812	135,526	321,128
Class B	100	100	100	100
	49,012,567	46,957,081	48,354,098	46,452,941

Diluted earnings per share	$0.21	$0.17	$0.35	$0.43

During the six months ended June 30, 2013 and June 30, 2012, there were no other adjustments required to potentially dilutive shares.

Member and Stockholder Dividends

Through June 30, 2013, IBG LLC paid dividends totaling $80.1 million to its members, of which IBG, Inc.’s proportionate share was $9.7 million.  In March and June 2013, the Company paid cash dividends of $0.10 per share of Common Stock, totaling $4.7 million and $5.0 million, respectively.

On July 16, 2013, the Company declared a cash dividend of $0.10 per common share, payable on September 13, 2013 to shareholders of record as of August 30, 2013.

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
	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income attributable to common stockholders	$10,378	$7,984	$16,935	$19,068
Add (deduct) net income attributable to non-fair value redemption rights	-	(132)	-	1,108
Net income available for common stockholders	10,378	7,852	16,935	20,176
Other comprehensive income:
Cumulative translation adjustment, before income taxes	(4,007)	(5,801)	(7,742)	(1,691)
Income taxes related to items of other comprehensive income	(403)	(2,095)	(396)	(611)
Other comprehensive income (loss), net of tax	(3,604)	(3,706)	(7,346)	(1,080)

Comprehensive income available for common stockholders	$6,774	$4,146	$9,589	$19,096

Earnings per share on comprehensive income:
Basic	$0.14	$0.09	$0.20	$0.41
Diluted	$0.14	$0.09	$0.20	$0.41

Weighted average common shares outstanding:
Basic	48,929,348	46,686,269	48,218,572	46,131,813
Diluted	49,012,567	46,957,081	48,354,098	46,452,941

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

6. Financial Assets and Financial Liabilities

Fair Value

The following tables set forth, by level within the fair value hierarchy (Note 2), financial assets and liabilities, primarily financial instruments owned and financial instruments sold, but not yet purchased at fair value as of June 30, 2013 and December 31, 2012. As required by ASC 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the respective fair value measurement.

	Financial Assets At Fair Value as of June 30, 2013

	Level 1	Level 2	Level 3	Total

Securities segregated for regulatory purposes	$2,497,398	$-	$-	$2,497,398
Financial instruments owned:
Stocks	908,224	-	-	908,224
Options	2,442,703	-	-	2,442,703
Warrants and discount certificates	61,206	-	-	61,206
U.S. and foreign government obligations	34,929	2,818	-	37,747
Corporate and municipal bonds	76,487	32,102	-	108,589
Total financial instruments owned	3,523,549	34,920	-	3,558,469

Financial instruments owned and pledged as collateral:
Stocks	737,464	-	-	737,464
Warrants	439	-	-	439
U.S. and foreign government obligations	114,166	-	-	114,166
Corporate and municipal bonds	2,134	-	-	2,134
Total financial instruments owned and pledged as collateral	854,203	-	-	854,203

Subtotal	4,377,752	34,920	-	4,412,672

Other fair value investments
Investments in common stock	9,806	387	-	10,193
Other investments	1,676	83,423	-	85,099

Total Financial Assets at Fair Value	$6,886,632	$118,730	$-	$7,005,362

	Financial Liabilities At Fair Value as of June 30, 2013

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased:
Stocks	$1,589,327	$-	$-	$1,589,327
Options	2,346,262	-	-	2,346,262
Warrants and discount certificates	691	-	-	691
U.S. and foreign government obligations	-	1,163	-	1,163
Corporate bonds	88,410	8,746	-	97,156
Currency forward contracts	-	6,551	-	6,551
Total financial instruments sold, not yet purchased	$4,024,690	$16,460	$-	$4,041,150

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

Transfers Between Level 1 and Level 2 During the six months ended June 30, 2013

Transfers of financial instruments owned and sold, not yet purchased to or from Levels 1 and 2 arise where the market for a specific security has become active or inactive during the period.  The fair values transferred are ascribed as if the financial assets or financial liabilities had been transferred as of the end of the period.

During the six months ended June 30, 2013, the Company reclassified approximately $1.9 million of financial instruments owned from Level 1 to Level 2 and reclassified approximately $1.6 million from Level 2 to Level 1.  Financial instruments sold, but not yet purchased of approximately $0.8 million were reclassified from Level 1 to Level 2 and approximately $0.9 million were reclassified from Level 2 to Level 1.

The Company has no Level 3 financial assets or financial liabilities.

Netting of Financial Assets and Financial Liabilities

The following table sets forth the netting of financial assets and of financial liabilities as of June 30, 2013 and December 31, 2012, pursuant to the requirements of ASU 2011-11 and ASU 2013-01.  These ASUs became effective, including retrospective disclosure requirements, for the Company as of January 1, 2013 (millions).

	June 30, 2013
				Gross Amounts Not Offset in the
				Condensed Consolidated Statement of
		Gross Amounts		Financial Condition
		Offset in the	Net Amounts of
		Condensed	Assets Presented
		Consolidated	in the Condensed
	Gross Amounts	Statement of	Consolidated
	of Recognized	Financial	Statement of	Financial	Cash Collateral
	Assets	Condition	Financial Condition	Instruments	Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$3,267.0	$-	$3,267.0	$-	$(3,267.0)	$-
Securities purchased under agreements to resell	587.6	-	587.6	(587.6)	-	-
Financial Instruments owned
Options	2,442.7	-	2,442.7	(2,442.7)	-	-
Warrants and discount certificates	61.2	-	61.2	(61.2)	-	-
Total	$6,358.5	$-	$6,358.5	$(3,091.5)	$(3,267.0)	$-

				Gross Amounts Not Offset in the
				Condensed Consolidated Statement of
		Gross Amounts		Financial Condition
		Offset in the	Net Amounts of
		Condensed	Liabilities Presented
		Consolidated	in the Condensed
	Gross Amounts	Statement of	Consolidated
	of Recognized	Financial	Statement of	Financial	Cash Collateral
	Liabilities	Condition	Financial Condition	Instruments	Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$2,468.3	$-	$2,468.3	$-	$(2,468.3)	$-
Financial Instruments sold, not yet purchased:
Options	2,346.3	-	2,346.3	(2,346.3)	-	-
Warrants and discount certificates	0.7	-	0.7	(0.7)	-	-
Currency forward contracts	6.6	-	6.6	(6.6)	-	-
Total	$4,821.9	$-	$4,821.9	$(2,353.6)	$(2,468.3)	$-

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

	December 31, 2012
				Gross Amounts Not Offset in the
				Condensed Consolidated Statement of
		Gross Amounts		Financial Condition
		Offset in the	Net Amounts of
		Condensed	Assets Presented
		Consolidated	in the Condensed
	Gross Amounts	Statement of	Consolidated
	of Recognized	Financial	Statement of	Financial	Cash Collateral
	Assets	Condition	Financial Condition	Instruments	Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$2,833.1	$-	$2,833.1	$-	$(2,833.1)	$-
Securities purchased under agreements to resell	428.9	-	428.9	(428.9)	-	-
Financial Instruments owned
Options	2,388.2	-	2,388.2	(2,388.2)	-	-
Warrants and discount certificates	147.3	-	147.3	(147.3)	-	-
Currency forward contracts	1.4	-	1.4	(1.4)	-	-
Total	$5,798.9	$-	$5,798.9	$(2,965.8)	$(2,833.1)	$-

				Gross Amounts Not Offset in the
				Condensed Consolidated Statement of
		Gross Amounts		Financial Condition
		Offset in the	Net Amounts of
		Condensed	Liabilities Presented
		Consolidated	in the Condensed
	Gross Amounts	Statement of	Consolidated
	of Recognized	Financial	Statement of	Financial	Cash Collateral
	Liabilities	Condition	Financial Condition	Instruments	Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,839.3	$-	$1,839.3	$-	$(1,839.3)	$-
Financial Instruments sold, not yet purchased:
Options	2,389.9	-	2,389.9	(2,389.9)	-	-
Warrants and discount certificates	2.1	-	2.1	(2.1)	-	-
Currency forward contracts	3.6	-	3.6	(3.6)	-	-
Total	$4,234.9	$-	$4,234.9	$(2,395.6)	$(1,839.3)	$-

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

The Company also engages in securities financing transactions with and for customers through margin lending. Customer receivables generated from margin lending activity are collateralized by customer-owned securities held by the Company. Customers’ required margin levels and established credit limits are monitored continuously by risk management staff using automated systems. Pursuant to Company policy and as enforced by such systems, customers are required to deposit additional collateral or reduce positions, when necessary to avoid automatic liquidation of their positions.

Margin loans are extended on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the account and an overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. At June 30, 2013 and December 31, 2012, approximately $11.31 billion and $9.85 billion of customer margin loans were outstanding.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Amounts relating to collateralized transactions at June 30, 2013 and December 31, 2012 are summarized as follows (millions):

	June 30, 2013		December 31, 2012 (2)

	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

Securities lending transactions	$8,365.0	$2,850.2	$5,323.7	$2,699.2
Agreements to resell (1)	7,009.7	7,009.7	6,778.8	6,778.8
Customer margin securities	8,989.1	3,354.2	13,603.7	3,016.3
	$24,363.8	$13,214.1	$25,706.2	$12,494.3

(1)
At June 30, 2013, $6.44 billion or 92% (at December 31, 2012, $6.37 billion, or 94%), of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

(2)
The Company has revised its reporting of collateral permitted to be repledged and collateral sold or repledged, primarily with respect to securities available for repledging under securities lending transactions in connection with the Company's Stock Yield Enhancement Program.  Disclosures for December 31, 2012 have been conformed to the new presentation for comparability purposes.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. At June 30, 2013 and December 31, 2012, the majority of the Company’s government obligations owned were pledged to clearing organizations.

Financial instruments owned and pledged, including amounts pledged to affiliates, where the counterparty has the right to repledge, at June 30, 2013 and December 31, 2012 consisted of the following (millions):

	June 30,	December 31,
	2013	2012
Stocks	$737.5	$775.2
Warrants	0.4	0.4
U.S. and foreign government obligations	114.2	147.0
Corporate and municipal bonds	2.1	4.3
	$854.2	$926.9

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

At June 30, 2013 and December 31, 2012, no borrowings were outstanding under this credit facility and IBG LLC was in compliance with all of the covenants. At maturity, subject to meeting certain terms of the facility, the Company will have an option to convert the facility to a one-year term loan.

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

As of June 30, 2013 and December 31, 2012, payables to employees for ROI Dollar Units were $5.2 million and $7.6 million, respectively, all of which were vested. These amounts are included in accounts payable, accrued expenses and other liabilities in the unaudited condensed consolidated statements of financial condition. Compensation expense for the ROI Dollar Unit plan, included in the unaudited condensed consolidated statements of comprehensive income was $0.2 million and $0.3 million for the six months ended June 30, 2013 and June 30, 2012, respectively.

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

Of the fair value at the date of grant, $17.8 million represented the accumulated ROI Dollar Unit value elected to be invested by employees in Common Stock and such amount was accrued for as of December 31, 2006. The remainder is being ratably accrued as compensation expense by the Company from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule. Compensation expense for the 2007 ROI Unit Stock Plan and related grants under the 2007 Stock Incentive Plan, net of the effect of forfeitures, included in the unaudited condensed consolidated statements of comprehensive income for the six months ended June 30, 2012 was $1.8 million.  As of December 31, 2012, compensation costs for the ROI Unit Stock Plan had been fully accrued.

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

Stock Incentive Plan share grants (excluding 21,009 shares issued pursuant to the 2007 ROI Unit Stock Plan above) and the related fair values at the date of grant were:

		Fair Value at
		Date of Grant
	Shares	($ Millions)

In connection with IPO	927,943	$27.8
July 31, 2007	16,665	0.4
December 31, 2007	1,055,206	32.9
December 31, 2008	2,065,432	35.6
December 31, 2009	2,448,031	42.8
December 31, 2010	2,513,738	43.2
December 31, 2011	3,411,613	50.8
January 6, 2012	1,215,866	18.4
December 31, 2012	3,629,960	50.5
	17,284,454	$302.4

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year under the ASC 718 “Graded Vesting” method. Compensation expense recognized in the unaudited condensed consolidated statements of comprehensive income for the six months ended June 30, 2013 and 2012 were $24.1 million and $35.2 million, respectively. Estimated future compensation costs for unvested awards at June 30, 2013 are $34.6 million.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

The following is a summary of Stock Plan activity for the period from January 1, 2013 through June 30, 2013:
	Shares
	2007 Stock	2007 ROI Unit
	Incentive Plan	Stock Plan

Balance, December 31, 2012	12,402,482	169,289

Granted	-	-
Forfeited	(92,335)	(6,423)
Distributed (1)	(2,302,846)	(162,866)
Balance, June 30, 2013	10,007,301	-

(1) Shares distributed under the 2007 Stock Incentive Plan include 9,854 shares from Treasury representing shares acquired at the IPO to satisfy obligations under the 2007 ROI Unit Stock Plan.

Awards granted under the ROI Unit Stock Plan and the Stock Incentive Plan are subject to forfeiture in the event an employee ceases employment with the Company. The plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post-employment provisions will forfeit 50% of unvested previously granted awards unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested awards previously granted. Distributions of remaining awards granted on or before January 1, 2009 to former employees will occur within 90 days of the anniversary of the termination of employment date over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year. Distributions of remaining awards granted on or after January 1, 2010 to former employees will occur over the remaining vesting schedule applicable to each grant. Through June 30, 2013, a total of 78,312 shares have been distributed under these post-employment provisions. These distributions are included in the Stock Plans activity tables above.

11. Income Taxes

Income tax expense for the three and six months ended June 30, 2013 and 2012 differs from the U.S. federal statutory rate due to the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation. Deferred income taxes arise primarily due to the amortization of the deferred tax assets recognized in connection with the Common Stock offerings (Note 4), differences in the valuation of financial assets and liabilities, and for other temporary differences arising from the deductibility of compensation and depreciation expenses in different time periods for book and tax return purposes.

At June 30, 2013, accumulated earnings held by non-U.S. subsidiaries totaled $1.04 billion (December 31, 2012 - $969.8 million). Of this amount, approximately $412.8 million (December 31, 2012 - $380.6 million) is attributable to earnings of our foreign subsidiaries that are considered “pass-through” entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for U.S. tax purposes and when they are remitted. With respect to certain of these subsidiaries’ accumulated earnings (approximately $313.8 million and $297.5 million as of June 30, 2013 and December 31, 2012, respectively), repatriation would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution. The Company has not provided for its proportionate share of these additional foreign taxes as it does not intend to repatriate these earnings in the foreseeable future. For the same reason, the Company has not provided deferred U.S. tax on cumulative translation adjustments associated with these earnings.

The remainder of the accumulated earnings are attributable to non-U.S. subsidiaries that are not considered “pass-through” entities for U.S. tax purposes. The Company’s U.S. tax basis in the stock of most of these entities exceeds its book basis.  Establishing a deferred tax asset pursuant to ASC 740 is not permitted as this difference will not reverse in the foreseeable future. In the instances in which the Company’s book basis exceeds its U.S. tax basis, no deferred tax liability has been established as the Company considers the earnings of those entities to be indefinitely reinvested.

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

IBG, Inc. accounts for potential losses related to litigation in accordance with ASC 450, Contingencies. As of June 30, 2013 and December 31, 2012, reserves provided for potential losses related to litigation matters were not material.

Guarantees

Certain of the Operating Companies provide guarantees to securities clearing houses and exchanges which meet the accounting definition of a guarantee under ASC 460, Guarantees. Under standard membership agreements, clearing house and exchange members are required to guarantee collectively the performance of other members. Under the agreements, if a member becomes unable to satisfy its obligations, other members would be required to meet shortfalls. In the opinion of management, the Operating Companies’ liability under these arrangements is not quantifiable and could exceed the cash and securities they have posted as collateral. However, the potential for these Operating Companies to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried in the unaudited condensed consolidated statements of financial condition for these arrangements.

In connection with its retail brokerage business, IB LLC or other electronic brokerage Operating Companies perform securities and commodities execution, clearance and settlement on behalf of their customers for whom they commit to settle trades submitted by such customers with the respective clearing houses. If a customer fails to fulfill its settlement obligations, the respective Operating Company must fulfill those settlement obligations. No contingent liability is carried on the unaudited condensed consolidated statements of financial condition for such customer obligations.

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

Significant transactions and balances between the Operating Companies occur, primarily as a result of certain Operating Companies holding exchange or clearing organization memberships, which are utilized to provide execution and clearing services to affiliates. Charges for transactions between segments are designed to approximate full costs. Intra-segment and intra-region income and expenses and related balances have been eliminated in this segment and geographic information to reflect the external business

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

conducted in each segment or geographical region. Corporate items include non-allocated corporate income and expenses that are not attributed to segments for performance measurement, corporate assets and eliminations.

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three and six months ended June 30, 2013 and 2012, and to total assets as of June 30, 2013 and December 31, 2012 (millions):
	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net revenues:
Electronic brokerage	$212.5	$171.4	$407.8	$330.7
Market making	67.4	91.3	91.0	233.7
Corporate and eliminations	4.0	(1.8)	1.2	0.4
Total net revenues	$283.9	$260.9	$500.0	$564.8

Income before income taxes:
Electronic brokerage	123.3	90.2	234.3	173.6
Market making	7.6	24.0	(21.4)	90.0
Corporate and eliminations	3.0	(5.7)	3.2	(5.4)
Total income before income taxes	$133.9	$108.5	$216.1	$258.2

	June 30,	December 31,
	2013	2012
Assets:
Electronic brokerage	$27,642.9	$25,741.5
Market making	12,729.2	12,730.8
Corporate and eliminations	(5,315.6)	(5,272.7)
Total assets	$35,056.5	$33,199.6

The Company operates its automated global business in U.S. and international markets on more than 100 exchanges and market centers. A significant portion of IBG, Inc.’s net revenues are generated by subsidiaries operating outside the United States. International operations are comprised of electronic brokerage and market making activities in 23 countries in Europe, Asia and the Americas (outside the United States). The following table presents total net revenues and income before income taxes by geographic area for the three and six months ended June 30, 2013 and 2012 (millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net revenues:
United States	$193.4	$175.9	$331.9	$408.3
International	87.4	86.8	167.7	157.4
Corporate and eliminations	3.1	(1.8)	0.4	(0.9)
Total net revenues	$283.9	$260.9	$500.0	$564.8

Income before income taxes:
United States	$99.0	$79.3	$151.0	$213.9
International	32.7	34.9	62.6	50.8
Corporate and eliminations	2.2	(5.7)	2.5	(6.5)
Total income before income taxes	$133.9	$108.5	$216.1	$258.2

14. Regulatory Requirements

At June 30, 2013, aggregate excess regulatory capital for all of the Operating Companies was $2.94 billion.

TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the CFTC’s minimum financial requirements (Regulation 1.17), and THE is subject to the Swiss Financial Market Supervisory Authority eligible

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

equity requirement. Additionally, THSHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, THA is subject to the Australian Stock Exchange liquid capital requirement, THC and IBC are subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, IBUK is subject to the U.K. Financial Conduct Authority (formerly known  as the U.K. Financial Services Authority) Capital Requirements Directive (formerly the financial resources requirement), IBI is subject to the National Stock Exchange of India net capital requirements and IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements. The following table summarizes capital, capital requirements and excess regulatory capital (millions):

	Net Capital/
	Eligible Equity	Requirement	Excess
IB LLC	$1,909.6	$251.9	$1,657.7
TH LLC	511.2	43.7	467.5
THE	626.5	162.1	464.4
Other regulated Operating Companies	380.7	32.1	348.6
	$3,428.0	$489.8	$2,938.2

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain entities within IBG, Inc. are subject to other regulatory restrictions and requirements.

At June 30, 2013, all of the regulated Operating Companies were in compliance with their respective regulatory capital requirements.

15. Related Party Transactions

Receivable from affiliate represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (Note 4).

Included in receivables from and payables to customers in the accompanying unaudited condensed consolidated statements of financial condition as of June 30, 2013 and December 31, 2012 were accounts receivable from directors, officers and their affiliates of $38.9 million and $1.1 million and payables of $264.2 million and $745.0 million, respectively.

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

Introduction

IBG, Inc. is a holding company whose primary asset is ownership of approximately 12.4% of the membership interests of the Group.

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

•
Electronic Brokerage.  We conduct our electronic brokerage business through our Interactive Brokers (“IB”) subsidiaries.  As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers.  Capitalizing on the technology originally developed for our market making business, IB’s award-winning systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account.  We offer our customers access to all classes of tradable, exchange-listed products, including stocks, bonds, options, futures, forex and mutual funds traded on more than 100 exchanges and market centers and in 20 countries around the world seamlessly.

Our customer base is diverse, with respect to geography and segments.  Currently, more than half of our customers are located outside the U.S., residing in over 180 countries.  More than 40% of our customers are institutional accounts, including hedge funds, financial advisors, proprietary trading desks and introducing brokers.  We have developed specialized products and services that have been successful in attracting these accounts.  For example, we offer prime brokerage services including capital introduction and securities lending to hedge funds; and our model portfolio technology, automated share allocation and rebalancing tools are particularly attractive to financial advisors.  The IB Money Manager Marketplace allows wealth advisors to search for money managers and assign them to client accounts based on their investment strategy.  In addition, IBEmployeeTrackSM is widely used by compliance officers of financial institutions to streamline the process of tracking their employees’ brokerage activities.

We also provide information services through the Interactive Brokers Information System (“IBIS”).  IBIS offers subscribers and our brokerage customers a robust suite of informational tools at a fraction of the cost of traditional research platforms.  It includes live quotes, newswire feeds, calendars of economic and earnings events, fundamental research data, charts and more in an interface that can be configured to customers’ needs.  IBIS is available to our cleared customers free of charge.

•
Market Making.  We conduct our market making business through our Timber Hill subsidiaries.  As one of the largest market makers on many of the world’s leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over 964,000 tradable, exchange-listed products.  As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold.  Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time.  Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, minimizing the risk of our portfolio at all times.  This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios.

  When we use the terms “we,” “us,” and “our,” we mean IBG, Inc. and its subsidiaries for the periods presented.

Executive Overview

Second Quarter Results:  Diluted earnings per share on a comprehensive basis were $0.14 for the quarter ended June 30, 2013 as compared to comprehensive diluted earnings per share of $0.09 for the same period in 2012.

Reported results on a comprehensive basis reflect the GAAP convention that requires the reporting of currency translation results contained in other comprehensive income (“OCI”) as part of reportable earnings.

Currency translation effects are largely a result of our currency strategy.  We have determined to base our net worth in GLOBALs, a self-defined basket of currencies in which we maintain our equity.  As a result, approximately 61% of our equity is denominated in currencies other than U.S. dollars1.  The effects of our currency strategy appear in two places in the financial statements: (1) as a component of trading gains in the unaudited condensed consolidated statement of comprehensive income and (2) as OCI in the unaudited condensed consolidated statement of financial condition.  As described above, the full effect of the GLOBAL is captured in comprehensive income.

On a non-comprehensive basis, which excludes the effect of changes in the U.S. dollar value of the Company’s non-U.S. subsidiaries, diluted earnings per share were $0.21 for the three months ended June 30, 2013, as compared to $0.17 for the three months ended June 30, 2012.

In light of the strengthening of the U.S. dollar against a number of other currencies, adding OCI to net income decreased diluted comprehensive earnings per share by $0.07 for the current quarter.

Consolidated:  For the three months ended June 30, 2013, our net revenues were $283.9 million and income before income taxes was $133.9 million, as compared to net revenues of $260.9 million and income before income taxes of $108.5 million for the corresponding period in 2012.  This increase was driven by higher commissions and execution fees and higher net interest income, partially offset by a decrease in trading gains.  Commissions and execution fees increased from the year-ago quarter, reflecting growth in customer accounts and higher average trading activity per customer.  The decrease in trading gains was a result of a continued lackluster market making environment with a majority of the quarter marked by low volatility, one-directional market movement and tight bid/offer spreads.  As a result of the strengthening of the U.S. dollar, currency translation decreased trading gains by $42.9 million this quarter compared to a loss of $41.2 million in the year-ago quarter.  Our pre-tax margin for the three months ended June 30, 2013 was 47%, as compared to 42% for the corresponding period in 2012.

Brokerage:  A number of measures reached new highs in our brokerage segment.  During the three months ended June 30, 2013, income before income taxes in our electronic brokerage segment increased 37%, to $123.3 million from $90.2 million, in the three months ended June 30, 2012.  The drivers were increased commissions and execution fees and increased net interest income, partially offset by an increase in execution and clearing fees and general and administrative expenses.  Commissions increased by 28% from the year-ago quarter on higher customer volume in options, futures and stocks.  Total customer Daily Average Revenue Trades (“DARTs”) increased by 19% from the same period last year.  Execution and clearing expenses were 13% higher on increased customer volume.  The increase in net interest income was attributable to an increase in net interest earned on larger customer cash and margin balances compared to the year-ago period as well as an increase in net fees earned from securities borrowed and loaned transactions.  Customer equity grew by 31%, to $37.4 billion, from the year-ago quarter2.  Pre-tax margin increased from 53% to 58% for the three months ended June 30, 2012 and 2013, respectively.

Market Making:  During the three months ended June 30, 2013, income before income taxes in our market making segment decreased 68%, to $7.6 million from $24.0 million, in the three months ended June 30, 2012.  This reflects a $25.9 million decrease in trading gains from the year-ago quarter.  Removing the effects of currency translation, the Market Making segment produced $50.5 million pretax income in this quarter, compared to $65.2 million for the same period last year.  Trading gains were negatively impacted by a lackluster market making environment with low volatility, one-directional market movement, and tight bid/offer spreads.

Execution and clearing expenses were 20% lower during the three months ended June 30, 2013 than in the year-ago quarter due to a 7% decrease in options volume.  Pre-tax margin decreased to 11% in the second quarter of 2013 from 26% in the corresponding period of 2012.  Excluding currency translation effects, pretax margin was 46%, as compared to 49% in the prior year quarter.

Six Months Results:  Diluted earnings per share on a comprehensive basis were $0.20 for the six months ended June 30, 2013 as compared to comprehensive diluted earnings per share of $0.41 for the same period in 2012.

1 For a full description of our currency strategy, please see pages 55 - 56, Foreign Currency Exposure.

2 Approximately 10% of the $8.8 billion increase in customer equity was due to the reclassification of certain related accounts from “non-customer” to “customer”, which are regulatory distinctions.

On a non-comprehensive basis, which excludes the effect of changes in the U.S. dollar value of the Company’s non-U.S. subsidiaries, diluted earnings per share were $0.35 for the six months ended June 30, 2013, as compared to $0.43 for the six months ended June 30, 2012.

In light of the strengthening of the U.S. dollar against a number of other currencies, adding OCI to net income decreased diluted comprehensive earnings per share by $0.15 for the six months ended June 30, 2013.

Consolidated:  For the six months ended June 30, 2013, our net revenues were $500.0 million and income before income taxes was $216.1 million, as compared to net revenues of $564.8 million and income before income taxes of $258.2 million for the corresponding period in 2012.  This decrease was driven by lower trading gains, partially offset by an increase in commissions and execution fees and an increase in net interest income, along with a decrease in employee compensation and benefits expense. The decrease in trading gains was a result of a subdued market making environment and negative currency translation effects as compared to the six months ended June 30, 2013.  As a result of the strengthening of the U.S. dollar, currency translation decreased trading gains by $103.7 million for the first six months of the year compared to a negative impact of $42.1 million in the year-ago period.  Commissions and execution fees increased from the same period last year due to higher customer volume.  Expenses were reduced on lower execution and clearing fees and lower employee compensation and benefits, as compared to the year-ago period.  Our pre-tax margin for the six months ended June 30, 2013 was 43%, as compared to 46% for the corresponding period in 2012.

Brokerage:  During the six months ended June 30, 2013, income before income taxes in our electronic brokerage segment increased 35%, to $234.3 million from $173.6 million, in the six months ended June 30, 2012.  The drivers were increased commissions and execution fees and increased net interest income, partially offset by an increase in execution and clearing fee expenses.  Commissions increased by 23% from the year-ago period on higher customer volume in options, futures and stocks. Total DARTs from cleared and execution only customers increased by 14% from the same period last year.  Execution and clearing expenses were 16% higher on increased customer volume.  The increase in net interest income was attributable to larger customer cash and margin balances compared to the year-ago period as well as an increase in net fees earned from securities borrowed and loaned transactions.  Pre-tax margin increased from 52% to 57% for the six months ended June 30, 2012 and 2013, respectively.

Market Making:  During the six months ended June 30, 2013, income before income taxes in our market making segment decreased 124%, to a loss of $21.4 million from $90.0 million, in the six months ended June 30, 2012.  This reflects a $144.2 million decrease in trading gains from the year-ago quarter.  Removing the effects of currency translation, the Market Making segment produced $82.3 million pretax income in this quarter, as compared to $132.1 million for the same period last year.  Trading gains were negatively impacted by an unfavorable market making environment with low volatility and tight bid/offer spreads.

Currency translation effects decreased trading gains by $61.6 million more than in the corresponding period in 2012, reflecting a $103.7 million loss compared to a $42.1 million loss in the first six months of 2012.  Execution and clearing expenses were 27% lower during the six months ended June 30, 2013 than in the year-ago quarter due to an 8% decrease in options volume.  Pre-tax margin swung  to a 24% loss for the first six months of 2013, as compared to 39% in the corresponding period of 2012.  Excluding currency translation effects, pretax margin was 42%, as compared to 48% in the prior year period.

The following tables present historical trading volumes for our business.  Volumes are among several drivers in our business.

TRADE VOLUMES:
(in 000’s, except %)					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2009	93,550		127,338		13,636		234,524		934
2010	75,169	-20%	133,658	5%	18,732	37%	227,559	-3%	905
2011	63,602	-15%	160,567	20%	19,187	2%	243,356	7%	968
2012	60,421	-5%	150,000	-7%	16,118	-16%	226,540	-7%	904

2Q2012	16,495		38,934		4,326		59,755		948
2Q2013	18,794	14%	46,509	19%	4,968	15%	70,271	18%	1,098

CONTRACT AND SHARE VOLUMES:
(in 000’s, except %)

TOTAL
	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2009	643,380		82,345		75,449,891
2010	678,856	6%	96,193	17%	84,469,874	12%
2011	789,370	16%	106,640	11%	77,730,974	-8%
2012	698,140	-12%	98,801	-7%	65,872,960	-15%

2Q2012	188,561		27,501		15,367,826
2Q2013	184,215	-2%	34,824	27%	23,792,808	55%

MARKET MAKING
	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2009	428,810		15,122		26,205,229
2010	435,184	1%	15,371	2%	19,165,000	-27%
2011	503,053	16%	15,519	1%	11,788,769	-38%
2012	457,384	-9%	12,660	-18%	9,339,465	-21%

2Q2012	125,694		3,622		2,491,670
2Q2013	116,898	-7%	5,325	47%	3,912,368	57%

Notes:

1.  Futures contract volume includes options on futures

2.  In Brazil, an equity option contract typically represents one share of the underlying stock; however, the typical minimum trading quantity is 100 contracts.  To make a fair comparison to volume at other exchanges, we have adopted a policy of reporting Brazilian equity options contracts divided by their trading quantity of 100.

CONTRACT AND SHARE VOLUMES, continued:
(in 000’s, except %)

BROKERAGE TOTAL
	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2009	214,570		67,223		49,244,662
2010	243,672	14%	80,822	20%	65,304,874	33%
2011	286,317	18%	91,121	13%	65,942,205	1%
2012	240,756	-16%	86,141	-5%	56,533,495	-14%

2Q2012	62,867		23,879		12,876,156
2Q2013	67,317	7%	29,499	24%	19,880,440	54%

BROKERAGE CLEARED
	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2009	93,868		66,241		46,627,344
2010	103,054	10%	79,144	19%	62,077,741	33%
2011	145,993	42%	89,610	13%	63,098,072	2%
2012	144,539	-1%	84,794	-5%	54,371,351	-14%

2Q2012	37,385		23,510		12,312,747
2Q2013	46,962	26%	28,938	23%	18,932,615	54%

Notes:

1.      Futures contract volume includes options on futures

BROKERAGE STATISTICS:
(in 000’s, except % and where noted)

	2Q2013	2Q2012	% Change
Total Accounts	224	200	12%
Customer Equity (in billions) *	$37.4	$28.6	31%

Cleared DARTs	463	399	16%
Total Customer DARTs	506	427	19%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$4.50	$4.18	8%
DART per Avg. Account (Annualized)	526	507	4%
Net Revenue per Avg. Account (Annualized)	$3,659	$3,356	9%
______________________________________________________________________
* Excludes non-customers.  Approximately 10% of the $8.8 billion increase in customer equity was due to the reclassification of certain related accounts from “non-customer” to “customer”, which are regulatory distinctions.

Business Environment

During the second quarter, we witnessed a continuation of positive trends in the financial markets that boosted exchange-traded volumes.  U.S. stock indexes continued to climb, adding to their strong gains from the first quarter.  Volatility, which reached extreme lows in the first quarter, increased following comments made by the Chairman of the Federal Reserve regarding a possible decrease in monetary stimulus measures.  Higher volatility and trading volumes were beneficial to both our brokerage and market making businesses.  Our customers’ trading activity reached record levels and growth in customer accounts and customer equity was strong.  Customer accounts grew by 12% while customer equity grew by 31%1, year over year, which compared favorably to the 18% rise in the S&P 500 Index, over the same period.

Global trading volumes climbed above levels seen in the year-ago quarter.  According to data received from exchanges worldwide, volumes in exchange-listed equity-based options increased by approximately 8% globally and 9% in the U.S., as compared to the corresponding quarter in 2012.  Our customer trading volumes outpaced those of other large electronic brokers, with total DARTs increasing 19% year-over-year.  As a result, we maintained our position as the largest U.S. electronic broker as measured by number of revenue trades.

The sequential rise in volatility was positive for the market making segment as well, though average volatility remained below that of the year-ago quarter.  Our market making profits are generally correlated with market volatility since we typically maintain an overall long volatility position, which protects us against a severe market dislocation in either direction.  Based on the CBOE Volatility Index, or VIX®, the average volatility during the second quarter was approximately 26% lower than it was in the second quarter of 2012.  The ratio of actual to implied volatility is also meaningful to our results.  Because the cost of hedging our positions is based on implied volatility, while our trading profits are, in part, based on actual market volatility, a higher ratio is generally favorable and a lower ratio generally has a negative effect on our trading gains.  This ratio averaged approximately 95% during the second quarter, as compared to 76% in the first quarter of 2013 and 81% in the year-ago quarter.

Currency movements negatively impacted our performance as the U.S. dollar strengthened against a number of the  currencies in the GLOBAL, our self-defined currency basket in which we base our equity.  As a global market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk.  We actively manage this exposure by maintaining our net worth in GLOBALs.  Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL to the U.S. dollar affects our earnings.  As of June 30, 2013, 61% of the GLOBAL was comprised of foreign currencies.  During the second quarter of 2013, the value of the GLOBAL as expressed in U.S. dollars decreased 1.5% from the previous quarter-end, which negatively affected our comprehensive earnings and added to the negative impact of lower year-over-year volatilities this quarter.

During the second quarter of 2013 we accounted for approximately 9.3% of the exchange-listed equity-based options (including options on ETFs and stock index products) volume traded worldwide and approximately 11.8% of exchange-listed equity-based options volume traded in the U.S.  This compares to approximately 10.2% of the exchange-listed equity-based options volume traded worldwide and approximately 14.1% of the exchange-listed equity-based options volume traded in the U.S. in the second quarter of 2012.  Note that market share is not directly correlated with our profits.

See the tables on pages 35-36 of this Quarterly Report on Form 10-Q for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

1Approximately 10% of the $8.8 billion increase in customer equity was due to the reclassification of certain related accounts from “non-customer” to “customer”, which are regulatory distinctions.

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

•
The practice of internalization of order flow by brokers and the expanded use of so-called "dark pools", which may exclude certain market participants from interacting with marketable orders, may reduce liquidity and transparency in the securities markets.

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

Results of Operations

The tables in the period comparisons below provide summaries of our revenues and expenses.  The period-to-period comparisons below of financial results are not necessarily indicative of future results.  The following table sets forth our unaudited condensed consolidated results of operations for the indicated periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(in millions except share and per share data)

Revenues:
Trading gains	$59.1	$85.0	$78.1	$222.3
Commissions and execution fees	138.0	108.1	257.6	209.0
Interest income	76.1	68.6	146.6	135.2
Other income	24.3	15.3	44.2	33.6

Total revenues	297.5	277.0	526.5	600.1

Interest expense	13.6	16.1	26.5	35.3

Total net revenues	283.9	260.9	500.0	564.8

Non-interest expenses:
Execution and clearing	64.8	66.2	124.3	130.8
Employee compensation and benefits	58.0	59.8	104.3	122.5
Occupancy, depreciation and amortization	9.2	10.0	19.3	19.9
Communications	5.7	5.5	11.2	11.2
General and administrative	12.3	10.9	24.8	22.2

Total non-interest expenses	150.0	152.4	283.9	306.6

Income before income taxes	133.9	108.5	216.1	258.2

Income tax expense	13.9	11.0	20.8	19.7

Net income	120.0	97.5	195.3	238.5

Less net income attributable to noncontrolling interests	109.7	89.5	178.4	219.4

Net income available for common shareholders	$10.3	$8.0	$16.9	$19.1

Earnings per share:
Basic	$0.21	$0.17	$0.35	$0.44
Diluted	$0.21	$0.17	$0.35	$0.43

Weighted average common shares outstanding:
Basic	48,929,348	46,686,269	48,218,572	46,131,813
Diluted	49,012,567	46,957,081	48,354,098	46,452,941

Comprehensive income:
Net income (loss) attributable to common stockholders	$10.3	$8.0	$16.9	$19.1
Other comprehensive income:
Cumulative translation adjustment, before income taxes	(3.9)	(5.8)	(7.7)	(1.7)
Income taxes related to items of other comprehensive income	(0.4)	(2.1)	(0.4)	(0.6)
Other comprehensive income (loss), net of tax	(3.5)	(3.7)	(7.3)	(1.1)
Comprehensive income (loss) attributable to common stockholders	$6.8	$4.3	$9.6	$18.0

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	109.7	$89.5	$178.4	$219.4
Other comprehensive income (loss) - cumulative translation adjustment	(28.0)	(43.6)	(55.6)	(12.1)
Comprehensive income attributable to noncontrolling interests	$81.7	$45.9	$122.8	$207.3

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Net Revenues

Total net revenues for the quarter ended June 30, 2013 increased $23.0 million or 9%, to $283.9 million from $260.9 million during the quarter ended June 30, 2012.  The increase in net revenues was primarily due to higher commissions and execution fees and higher net interest income, partially offset by a decrease in trading gains compared to the year-ago quarter.  Trading volume is an important driver of revenues and costs for both our electronic brokerage and market making segments.  Second quarter 2013 volumes in options decreased 2% from year-ago levels while futures contracts and stock shares volumes increased 27% and 55%, respectively.

Trading Gains.  Trading gains for the quarter ended June 30, 2013 decreased $25.9 million, or 30%, to $59.1 million from $85.0 million for the quarter ended June 30, 2012.  Removing the effects of currency translation, the Market Making segment produced $102 million in trading gains in this quarter, compared to $126.2 million in trading gains for the same period last year.  As market makers, we provide liquidity by buying from sellers and selling to buyers.  During the quarter ended June 30, 2013, our market making operations executed 18.8 million trades, an increase of 14% as compared to the number of trades executed in the quarter ended June 30, 2012.  Marketing making options contract volume decreased 7% while futures contracts and stock shares volumes increased 47% and 57%, respectively, as compared to the year-ago quarter.  Trading gains reflected a currency translation loss of $42.9 million during the current quarter compared to a $41.2 million loss in same period of 2012.  As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in a basket of currencies we call the GLOBAL.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Trading gains were negatively impacted by a 26% decrease in average volatility, as measured by the VIX®, in the three months ended June 30, 2013 as compared to the year-ago quarter and bid-offer spreads on U.S. options exchanges remained narrow.  Working to partially offset these negative factors, the ratio of actual to implied volatility increased by 17% to 95%, as compared to the year-ago quarter.  As a result of a combination of these factors, our trading gains, after removing the effects of currency translation, were approximately 19% lower than those of the year-ago quarter.

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

Commissions and Execution Fees.  Commissions and execution fees for the quarter ended June 30, 2013 increased $29.9 million, or 28%, to $138.0 million, as compared to the quarter ended June 30, 2012.  The growth in commissions was driven by increases in cleared customer options, futures and stock volumes of 26%, 23% and 54%, respectively.  Total DARTs for cleared and execution-only customers for the quarter ended June 30, 2013 increased 19% to approximately 506,000, as compared to approximately 427,000 during the quarter ended June 30, 2012.  Average commission per DART for cleared customers, for the quarter ended June 30, 2013, increased by 8% to $4.50, as compared to $4.18 for the quarter ended June 30, 2012.  DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 16% to approximately 463,000, for the quarter ended June 30, 2013, as compared to approximately 399,000 for the quarter ended June 30, 2012.  The number of customer accounts grew by 12% to approximately 224,000 at June 30, 2013, as compared to approximately 200,000 at June 30, 2012.  Customer equity grew by 31%, to $37.40 billion, from the year-ago quarter-end.

Interest Income and Interest Expense.  Net interest income (interest income less interest expense) for the quarter ended June 30, 2013 increased $10.0 million, or 19%, to $62.5 million, as compared to the quarter ended June 30, 2012.  The increase in net interest income was driven by higher customer cash and margin balances and higher net fees earned from securities borrowed and loaned transactions.

Net interest income on customer balances increased $4.0 million compared to the year-ago quarter.  Average customer cash balances increased by 24%, to $23.22 billion, while average customer fully secured margin borrowings increased 36% to $11.38 billion, for the quarter ended June 30, 2013, as compared to $18.79 billion and $8.38 billion, respectively, for the quarter ended June 30, 2012.  The average Fed Funds effective rate decreased three basis points to 0.12% for the quarter ended June 30, 2013 as compared to the quarter ended June 30, 2012.

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

Average securities borrowed increased by 26%, to $3.60 billion and average securities loaned increased by 27%, to $2.26 billion, for the quarter ended June 30, 2013.  Net interest earned from securities borrowed and loaned is also affected by the level of demand for securities positions held by our market making companies and by our customers.  During the quarter ended June 30, 2013, net fees earned by our brokerage and market making segments from securities borrowed and loaned transactions increased $6.0 million compared to the quarter ended June 30, 2012.

Other Income.  Other income, for the quarter ended June 30, 2013, increased $9.0 million, or 59%, to $24.3 million, as compared to the quarter ended June 30, 2012.  The increase was due, in part, to a dividend paid by an exchange on our ownership stake.

Non-Interest Expenses

Non-interest expenses, for the quarter ended June 30, 2013, decreased by $2.4 million, or 2%, to $150.0 million from $152.4 million, during the quarter ended June 30, 2012.  The decrease was primarily due to lower execution and clearing fees in the market making segment and lower employee compensation and benefits expenses.  As a percentage of total net revenues, non-interest expenses decreased to 53% for the quarter ended June 30, 2013 from 58% during the corresponding period in 2012.

Execution and Clearing.  Execution and clearing expenses for the quarter ended June 30, 2013, decreased $1.4 million, or 2%, to $64.8 million, as compared to the quarter ended June 30, 2012.  The decrease resulted from a 2% drop in options volume and an increase in the proportion of our market maker executions on exchanges and ECNs with make-or-take revenue models.  As a market maker under the make-or-take fee model, we are paid for providing liquidity instead of being charged payment-for-order flow fees.

Employee Compensation and Benefits.  Employee compensation and benefits expenses, for the quarter ended June 30, 2013, decreased by $1.8 million, or 3%, to $58.0 million, as compared to the quarter ended June 30, 2012, reflecting the non-recurrence of a special employee Stock Incentive Plan grant made in 2012.  The average number of employees was 892 for the quarter ended June 30, 2013, in line with the year-ago quarter.  As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff.  As a percentage of total net revenues, employee compensation and benefits expenses were 20% and 23% for the quarters ended June 30, 2013 and 2012, respectively.

General and Administrative.  General and administrative expenses, for the quarter ended June 30, 2013, increased $1.4 million, or 13% to $12.3 million, as compared to the quarter ended June 30, 2012.  The increase in general and administrative expenses was primarily due to increases in bad debt and advertising expenses.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Net Revenues

Total net revenues for the six months ended June 30, 2013 decreased $64.8 million or 11%, to $500.0 million from $564.8 million during the six months ended June 30, 2012.  The decrease in net revenues was primarily due to lower trading gains compared to the year-ago quarter, partially offset by increases in commissions and execution fees and net interest income.  Trading volume is an important driver of revenues and costs for both our electronic brokerage and market making segments.  During the six months ended June 30, 2013 volumes in options decreased 5% from prior year levels while futures contracts and stock shares volumes increased 29% and 37%, respectively.

Trading Gains.  Trading gains for the six months ended June 30, 2013 decreased $144.2 million, or 65%, to $78.1 million from $222.3 million for the six months ended June 30, 2012.  Removing the effects of currency translation, the Market Making segment produced $182 million in trading gains in the six months ended June 30, 2013, compared to $264 million in trading gains for the same period last year.  As market makers, we provide liquidity by buying from sellers and selling to buyers.  During the six months ended June 30, 2013, our market making operations executed 35.4 million trades, an increase of 12% as compared to the number of trades executed in the six months ended June 30, 2012.  Options contract volume decreased 8% while futures contracts and stock shares volumes increased 50% and 49%, respectively, as compared to the year-ago period.  The decrease in trading gains was amplified by a $61.6 million increase in currency losses.  Trading gains reflected a currency translation loss of $103.7 million during the first six months of the year, compared to a $42.1 million loss in same period of 2012.  As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in a basket of currencies we call the GLOBAL.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Trading gains were negatively impacted by a 20% decrease in average volatility, as measured by the VIX®, in the six months ended June 30, 2013 as compared to the year-ago period.  In addition, bid-offer spreads on U.S. exchanges remained at low levels.  As a result, our trading gains, after removing the effects of currency translation, were approximately 31% lower than those of the year-ago period.

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

Commissions and Execution Fees.  Commissions and execution fees for the six months ended June 30, 2013 increased $48.6 million, or 23%, to $257.6 million, as compared to the six months ended June 30, 2012.  The growth in commissions was driven by increases in cleared customer options, futures and stock volumes of 26%, 25% and 34%, respectively.  Total DARTs for cleared and execution-only customers for the six months ended June 30, 2013 increased 14% to approximately 486,000, as compared to approximately 427,000 during the six months ended June 30, 2012.  Average commission per DART for cleared customers, for the six months ended June 30, 2013, increased by 11% to $4.55, as compared to $4.10 for the six months ended June 30, 2012.  DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 12% to approximately 443,000, for the six months ended June 30, 2013, as compared to approximately 395,000 for the six months ended June 30, 2012.

Interest Income and Interest Expense.  Net interest income (interest income less interest expense) for the six months ended June 30, 2013 increased $20.2 million, or 20%, to $120.1 million, as compared to the six months ended June 30, 2012.  The increase in net interest income was driven by higher customer cash and margin balances and higher net fees earned from securities borrowed and loaned transactions.

Net interest income on customer balances increased $8.7 million compared to the year-ago quarter.  Average customer cash balances increased by 19%, to $22.32 billion, while average customer fully secured margin borrowings increased 37% to $11.15 billion, for the six months ended June 30, 2013, as compared to $18.79 billion and $8.13 billion , respectively, for the six months ended June 30, 2012.  The average Fed Funds effective rate was 0.13% for both the six months ended June 30, 2013 and 2012.

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

Average securities borrowed increased by 17%, to $3.44 billion and average securities loaned increased by 27%, to $2.16 billion, for the six months ended June 30, 2013.  Net interest earned from securities borrowed and loaned is also affected by the level of demand for securities positions held by our market making companies and by our customers.  During the six months ended June 30, 2013, net fees earned by our brokerage and market making segments from securities borrowed and loaned transactions increased $11.8 million as compared to the six months ended June 30, 2012.

Other Income.  Other income, for the six months ended June 30, 2013, increased $10.6 million, or 32%, to $44.2 million, as compared to the six months ended June 30, 2012.  The increase was due to dividend income on an exchange investment, higher translation gains and order flow income.

Non-Interest Expenses

Non-interest expenses, for the six months ended June 30, 2013, decreased by $22.7 million, or 7%, to $283.9 million from $306.6 million, during the six months ended June 30, 2012.  The decrease was primarily due to lower execution and clearing fees in the market making segment and lower employee compensation and benefits expenses.  As a percentage of total net revenues, non-interest expenses increased to 57% for the six months ended June 30, 2013 from 54% during the corresponding period in 2012.

Execution and Clearing.  Execution and clearing expenses for the six months ended June 30, 2013, decreased $6.5 million, or 5%, to $124.3 million, as compared to the six months ended June 30, 2012.  The decrease resulted from a 5% drop in options volume and an increase in the proportion of our market maker executions on exchanges and ECNs with make-or-take revenue models.  As a market maker under the make-or-take fee model, we are paid for providing liquidity instead of being charged payment-for-order flow fees.

Employee Compensation and Benefits.  Employee compensation and benefits expenses, for the six months ended June 30, 2013, decreased by $18.2 million, or 15%, to $104.3 million, as compared to the six months ended June 30, 2012, reflecting the non-recurrence of a special employee Stock Incentive Plan grant made in 2012. The average number of employees increased 1% to 892 for the six months ended June 30, 2013, as compared to 884 for the corresponding period in 2012.  As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff.  As a percentage of total net revenues, employee compensation and benefits expenses were 21% and 22% for the six months ended June 30, 2013 and 2012, respectively.

General and Administrative.  General and administrative expenses, for the six months ended June 30, 2013, increased $2.6 million, or 12% to $24.8 million, as compared to the six months ended June 30, 2012.  The increase in general and administrative expenses was primarily due to increases in bad debt expense, transaction taxes and advertising.

Business Segments

The following table sets forth the net revenues and non-interest expenses and income before income taxes of our business segments:

		Three Months		Six Months
		Ended June 30,		Ended June 30,
		2013	2012	2013	2012
		(in millions)

Electronic Brokerage	Net revenues	$212.5	$171.4	$407.8	$330.7
	Non-interest expenses	89.2	81.2	173.5	157.1

	Income before income taxes	$123.3	$90.2	$234.3	$173.6

	Pre-tax profit margin	58%	53%	57%	52%

Market Making	Net revenues	$67.4	$91.3	$91.0	$233.7
	Non-interest expenses	59.8	67.3	112.4	143.7

	Income before income taxes	$7.6	$24.0	($21.4)	$90.0

	Pre-tax profit margin	11%	26%	-24%	39%

Corporate*	Net revenues	$4.0	($1.8)	$1.2	$0.4
	Non-interest expenses	1.0	3.9	(2.0)	5.8

	Income before income taxes	$3.0	($5.7)	$3.2	($5.4)

Total	Net revenues	$283.9	$260.9	$500.0	$564.8
	Non-interest expenses	150.0	152.4	283.9	306.6

	Income before income taxes	$133.9	$108.5	$216.1	$258.2

	Pre-tax profit margin	47%	42%	43%	46%

____________________________________________________________________
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

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(in millions)

Revenues:
Commissions and execution fees	$138.0	$108.1	$257.6	$209.0
Interest income	63.9	52.7	123.3	104.2
Other income	16.5	17.6	38.7	33.7

Total revenues	218.4	178.4	419.6	346.9

Interest expense	5.9	7.0	11.8	16.2

Total net revenues	212.5	171.4	407.8	330.7

Non-interest expenses:
Execution and clearing	40.5	35.8	76.8	66.3
Employee compensation and benefits	19.2	19.9	38.3	40.6
Occupancy, depreciation and amortization	3.0	3.4	6.3	6.3
Communications	2.3	2.1	4.5	4.3
General and administrative	24.2	20.0	47.6	39.6

Total non-interest expenses	89.2	81.2	173.5	157.1

Income before income taxes	$123.3	$90.2	$234.3	$173.6

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Electronic brokerage performance reached new highs by a number of measures.  Total net revenues for the quarter ended June 30, 2013 increased $41.1 million, or 24%, to $212.5 million, from $171.4 million during the quarter ended June 30, 2012, driven by higher commissions and execution fees and higher net interest income.  Commissions and execution fees increased $29.9 million, or 28%, and net interest income increased $12.3 million, or 27%, for the quarter ended June 30, 2013 as compared to the corresponding period in 2012.  The increase in commissions and execution fees reflected growth in customer accounts and higher average trading activity per customer.  Cleared customer volume rose in options and futures contracts and stock shares by 26%, 23% and 54%, respectively, for the quarter ended June 30, 2013 from the corresponding period in 2012.  Total DARTs from cleared and execution-only customers for the quarter ended June 30, 2013 increased 19% to approximately 506,000, as compared to approximately 427,000 during the quarter ended June 30, 2012.  DARTs from cleared customers for the quarter ended June 30, 2013 increased 16% to approximately 463,000, as compared to approximately 399,000 during the quarter ended June 30, 2012.  The increase in net interest income was attributable to greater customer credit balances and margin borrowings, along with an increase in net fees from securities borrowed and loaned transactions.  Average customer credit balances grew by 24% and average fully secured customer margin borrowings grew by 36% in the first six months of 2013 from the same period last year.   Our fully–paid Stock Yield Enhancement Program continues to provide an additional source of interest revenue that is shared with our participating customers.  Total customer equity grew by 31% to $37.4 billion at June 30, 2013, from $28.6 billion at June 30, 2012.  The number of customer accounts grew by 12% from June 30, 2012 to approximately 224,000 at June 30, 2013.

Electronic brokerage non-interest expenses for the quarter ended June 30, 2013 increased $8.0 million, or 10%, as compared to the quarter ended June 30, 2012.  Within non-interest expenses, execution and clearing expenses increased by $4.7 million, in line with customer trading volume increases.  Employee compensation and benefits expenses decreased by $0.7 million, or 4% during the quarter ended June 30, 2013 as compared to 2012.  General and administrative expenses increased $4.2 million as administrative and consulting fees increased $3.4 million during the quarter ended June 30, 2013 as compared to the same period in 2012.  As a percentage of total net revenues, non-interest expenses decreased to 42% from 47% for the quarter ended June 30, 2013 as compared to the corresponding period in 2012.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Electronic brokerage total net revenues for the six months ended June 30, 2013 increased $77.1 million, or 23%, to $407.8 million, from $330.7 million during the six months ended June 30, 2012, primarily due to higher commissions and execution fees and higher net interest income. Commissions and execution fees increased $48.6 million, or 23%, and net interest income increased $23.5 million, or 27%, for the six months ended June 30, 2013 as compared to the corresponding period in 2012.  The increase in commissions and execution fees is directly attributable to higher cleared customer volume, which rose in options and futures contracts and stock shares by 26%, 25% and 34%, respectively, for the six months ended June 30, 2013 from the corresponding period in 2012.  Total DARTs from cleared and execution-only customers for the six months ended June 30, 2013 increased 14% to approximately 486,000, as compared to approximately 427,000 during the six months ended June 30, 2012.  DARTs from cleared customers for the six months ended June 30, 2013 increased 12% to approximately 443,000, as compared to approximately 395,000 during the six months ended June 30, 2012.  The increase in net interest income was attributable to greater customer credit balances and margin borrowings, as well as increased net fees from securities borrowed and loaned transactions.  Average customer credit balances grew by 19% and average fully secured customer margin borrowings grew by 37% in the first six months of 2013 from the same period last year.

Electronic brokerage non-interest expenses for the six months ended June 30, 2013 increased $16.4 million, or 10%, as compared to the six months ended June 30, 2012.  Within non-interest expenses, execution and clearing expenses increased by $10.5 million, driven primarily by an increase in customer trading volume.  Employee compensation and benefits expenses decreased by $2.3 million, or 6% during the six months ended June 30, 2013 as compared to 2012.  The decrease in employee compensation and benefits expense reflects the non-recurrence of the special discretionary grant of restricted stock units awarded in January 2012.  General and administrative expenses increased $8.0 million as administrative and consulting fees increased $6.9 million during the six months ended June 30, 2013 as compared to 2012.  As a percentage of total net revenues, non-interest expenses decreased to 43% from 48% for the six months ended June 30, 2013 as compared to the corresponding period in 2012.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(in millions)
Revenues:
Trading gains	$59.1	$85.0	$78.1	$222.3
Interest income	12.7	16.1	24.3	31.4
Other income	3.8	(0.2)	4.1	0.4

Total revenues	75.6	100.9	106.5	254.1

Interest expense	8.2	9.6	15.5	20.4

Total net revenues	67.4	91.3	91.0	233.7

Non-interest expenses:
Execution and clearing	24.8	31.0	48.1	65.7
Employee compensation and benefits	17.0	16.9	26.3	37.0
Occupancy, depreciation and amortization	1.6	1.9	3.2	3.9
Communications	2.0	2.4	4.2	4.9
General and administrative	14.4	15.1	30.6	32.2

Total non-interest expenses	59.8	67.3	112.4	143.7

Income before income taxes	$7.6	$24.0	($21.4)	$90.0

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Market making total net revenues for the quarter ended June 30, 2013 decreased $23.9 million, or 26%, to $67.4 million, from $91.3 million during the quarter ended June 30, 2012.  Trading gains for the quarter ended June 30, 2013 decreased $25.9 million, or 30% from the year-ago quarter.  As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in proportion to a basket of currencies we call the GLOBAL.  The decrease in trading gains was amplified by a currency translation loss of $42.9 million in the second quarter of 2013 as compared to a $41.2 million loss in the corresponding period in 2012.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Trading gains were negatively impacted by a 26% decrease in average volatility, as measured by the VIX®, which decreased to 14.8, for the three months ended June 30, 2013 as compared to the year-ago quarter.  The market making environment was luckluster for much of the quarter, marked by low volatility, one-directional market movement and tight bid/offer spreads.  As a result, our trading gains, after removing the effects of currency translation, were 19% lower than those of the year-ago quarter.

Market making options contract volume decreased 7%, while futures contracts and stock shares volumes increased 47% and 57%, respectively, in the quarter ended June 30, 2013 as compared to the corresponding period in 2012.

Net interest income for the quarter ended June 30, 2013 decreased by $2.0 million to $4.5 million.  The decrease was driven by lower interest earned on firm cash balances and lower net fees earned from securities borrowed and loaned transactions.  As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets.  In the quarter ended June 30, 2013, these factors, together with securities lending activity, produced less net interest income than in the second quarter of 2012.

Market making non-interest expenses for the quarter ended June 30, 2013 decreased $7.5 million, or 11%, as compared to the quarter ended June 30, 2012.  The decrease primarily resulted from a reduction of  $6.2 million in execution and clearing fees during the quarter ended June 30, 2013 as compared to 2012.  The decrease in execution and clearing fees was primarily due to lower options volume and an increase in the proportion of our market maker executions on exchanges and ECNs with make-or-take revenue models.  As a market maker under the make-or-take fee model, we are paid for providing liquidity instead of being charged payment-for-order flow fees. As a percentage of total net revenues, market making non-interest expenses were 89% and 74% for the quarters ended June 30, 2013 and 2012, respectively.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Market making total net revenues for the six months ended June 30, 2013 decreased $142.7 million, or 61%, to $91.0 million, from $233.7 million during the six months ended June 30, 2012.  Trading gains for the six months ended June 30, 2013 decreased $144.2 million, or 65% from the year-ago period.  As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in proportion to a basket of currencies we call the GLOBAL.  The decrease in trading gains was amplified by a currency translation loss of $103.7 million in the first six months of 2013 as compared to a $42.1 million loss in the corresponding period in 2012.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Trading gains were negatively impacted by a 20% decrease in average volatility, as measured by the VIX®, which decreased to 14.2, for the six months ended June 30, 2013 as compared to the year-ago period.  Bid-offer spreads on U.S. exchange-traded options were narrower in the first six months of 2013 than in the corresponding period in 2012.  These negative factors made the trading environment more challenging than that of the six months ended June 30, 2012.  As a result, our trading gains, after removing the effects of currency translation, were 31% lower than those of the year-ago quarter.

Market making options contract volume decreased 8%, while futures contracts and stock shares volumes increased 50% and 49%, respectively, in the six months ended June 30, 2013 as compared to the corresponding period in 2012.

Net interest income for the six months ended June 30, 2013 decreased by $2.2 million to $8.8 million.  The decrease was driven by lower interest earned on firm cash balances, partially offset by an increase in net fees earned from securities borrowed and loaned transactions.  As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets.  In the six months ended June 30, 2013, these factors, together with securities lending activity, produced less net interest income than in the first six months of 2012.

Market making non-interest expenses for the six months ended June 30, 2013 decreased $31.3 million, or 22%, as compared to the six months ended June 30, 2012.  The decrease primarily resulted from a $17.6 million decrease in execution and clearing fees and a $10.7 million decrease in employee compensation and benefits during the six months ended June 30, 2013 as compared to 2012. The decrease in execution and clearing fees was driven by lower options volume and an increase in the proportion of our market maker executions on exchanges and ECNs with make-or-take revenue models.  As a market maker under the make-or-take fee model, we are paid for providing liquidity instead of being charged payment-for-order flow fees. The decrease in employee compensation and benefits expense reflects lower incentive compensation expenses as well as the non-recurrence of the special discretionary grant of restricted stock units awarded in January 2012.  As a percentage of total net revenues, market making non-interest expenses increased to 124% from 62% for the six months ended June 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet.  The majority of our assets consist of exchange-listed marketable securities, which are marked-to-market daily, cash and securities segregated for customers, and collateralized receivables arising from customer-related and proprietary securities transactions.  Collateralized receivables consist primarily of securities borrowed, customer margin loans, receivables from clearing houses for settlement of securities transactions and securities purchased under agreements to resell.  At June 30, 2013, total assets were $35.06 billion of which approximately $34.64 billion, or 98.8%, were considered liquid and consisted predominantly of marketable securities, customers’ cash and collateralized receivables.

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

For purposes of providing additional liquidity and further increasing our regulatory capital reserves, we maintain a committed senior secured revolving credit facility from a syndicate of banks and we previously issued senior notes (see “Principal Indebtedness” below).  As of June 30, 2013, we had no borrowings under these facilities.  Liability balances in connection with our payables to customers and securities loaned as of June 30, 2013 were higher than their respective average balances during the previous six months.  Liability balances in connection with our short-term borrowings as of June 30, 2013 were lower than their respective average balances during the previous six months.

Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our future liquidity needs for more than the next twelve months.

Cash and cash equivalents held by the Company’s non-U.S. operating companies at June 30, 2013 were $691.9 million ($515.1 million at December 31, 2012).  These funds are primarily intended to finance each individual Operating Company’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC.  The Company currently has no intention to repatriate further amounts from non-U.S. operating companies.  In the event dividends were to be paid to the Company in the future by a non-U.S. operating company, as occurred in connection with the special dividend in December 2010 and, in part, in December 2012, the Company would be required to accrue and pay income taxes on such dividends to the extent that U.S. income taxes had not been paid previously on the income of the paying company.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth.  Our consolidated equity decreased to $4.90 billion at June 30, 2013 from $5.00 billion at June 30, 2012 as a result of dividends paid during the last four quarters, including the special dividend paid in December 2012, partially offset by twelve months of comprehensive earnings.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2013	2012
	(in millions)
Cash (used in) provided by operating activities	$(14.0)	$519.6
Cash provided by (used in) investing activities	32.8	(30.2)
Cash used in financing activities	(176.7)	(174.3))
Effect of exchange rate changes on cash and cash equivalents	(41.9)	(7.1)
(Decrease) increase in cash and cash equivalents	$(199.8)	$308.0

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

Six months ended June 30, 2013:   Our cash and cash equivalents decreased by $199.8 million to $1,414.8 million for the six months ended June 30, 2013.  We used $14.0 million in net cash in operating activities.  We used net cash of $143.9 million in our investing and financing activities primarily due to a decrease in short-term borrowings and dividends paid to Holdings and to common stockholders.

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

At June 30, 2013, aggregate excess regulatory capital for all of the Operating Companies was $2.94 billion.  The following table summarizes capital, capital requirements and excess regulatory capital (millions):

	Net Capital/
	Eligible Equity	Requirement	Excess
IB LLC	$1,909.6	$251.9	$1,657.7
TH LLC	511.2	43.7	467.5
THE	626.5	162.1	464.4
Other regulated Operating Companies	380.7	32.1	348.6
	$3,428.0	$489.8	$2,938.2

At June 30, 2013, all of the Operating Companies were in compliance with their respective regulatory capital requirements.

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

At June 30, 2013, IBG LLC was in compliance with all of the covenants of this credit facility.  At maturity, subject to meeting certain terms of the facility, the Company will have an option to convert the facility to a one-year term loan.

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

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware.  These expenditure items are reported as property and equipment.  Capital expenditures for property and equipment were approximately $7.9 million and $9.7 million for the six months ended June 30, 2013 and 2012, respectively.  We anticipate that our 2013 gross capital expenditures will be lower than in 2012 as we complete the expansion of our data center and backup facilities.  In the future, we plan to meet capital expenditure needs as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. We anticipate that we will fund capital expenditures with cash from operations and cash on hand.  In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance.  If we pursue any strategic acquisitions, we may incur additional capital expenditures.

Seasonality

Our businesses are subject to seasonal fluctuations, reflecting varying numbers of market participants at times during the year and varying numbers of trading days from quarter-to-quarter, including declines in trading activity due to holidays.  Typical seasonal trends may be superseded by market or world events, which can have a significant impact on prices and trading volume.

Inflation

Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not impacted our operations for the three most recent years, and is not likely in the foreseeable future to have, a material impact on our results of operations.

Strategic Investments and Acquisitions

We periodically engage in evaluations of potential strategic investments and acquisitions.  The Company holds strategic investments in electronic trading exchanges including: Boston Options Exchange, LLC; OneChicago LLC and CBOE Stock Exchange, LLC.

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own.  At June 30, 2013, there were no definitive agreements with respect to any material acquisition.

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

Critical Accounting Policies

Valuation of Financial Instruments

Due to the nature of our operations, substantially all of our financial instrument assets, comprised of financial instruments owned, securities purchased under agreements to resell, securities borrowed and receivables from brokers, dealers and clearing organizations are carried at fair value based on published market prices and are marked to market daily, or are assets which are short-term in nature and are reported at amounts approximating fair value. Similarly, all of our financial instrument liabilities that arise from financial instruments sold but not yet purchased, securities sold under agreements to repurchase, securities loaned and payables to brokers, dealers and clearing organizations are short-term in nature and are reported at quoted market prices or at amounts approximating fair value.  Our long and short positions are valued at either the last consolidated trade price or the last consolidated bid/offer mid-point (where applicable) at the close of regular trading hours, in their respective markets. Given that we manage a globally integrated market making portfolio, we have large and substantially offsetting positions in securities and commodities that trade on different exchanges that close at different times of the trading day.  As a result, there may be large and anomalous swings in the value of our positions daily and, accordingly, in our earnings in any period.  This is especially true on the last business day of each calendar quarter, although such swings tend to come back into equilibrium on the first business day of the succeeding calendar quarter.

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

We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and consolidate IBG LLC’s financial results into our financial statements. We hold approximately 12.4% ownership interest in IBG LLC.  Holdings is owned by the original members of IBG LLC and holds approximately 87.6% ownership interest in IBG LLC.  Our share of IBG LLC’s net income is approximately 12.4% and similarly, outstanding shares of our common stock represent approximately 12.4% of the outstanding membership interests of IBG LLC.

Prior to the June 6, 2012 amendment to the Exchange Agreement (see Note 4 to the unaudited condensed consolidated financial statements), the Company was required to report Holdings’ ownership as redeemable noncontrolling interests (i.e., temporary equity) pursuant to ASC 810-10-45, ASC 815-40-25 and ASC 480-10-S99-3A (formerly FASB Emerging Issues Task Force Topic D-98), outside of total equity in the consolidated financial statements. Redemption value of these redeemable noncontrolling interests was measured as the number of equivalent shares of member interests in IBG LLC owned by Holdings multiplied by the then current market price per share of the Company’s common stock. The excess of the redemption value over the book value of these interests, which did not affect net income attributable to common stockholders or cash flows, was required to be accounted for as a reduction of the Company’s stockholders’ equity in the unaudited condensed consolidated statement of financial condition.

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

We have been from time to time subject to certain pending and legal actions which arise out of the normal course of business.  Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages.  We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement.  Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred.  As of June 30, 2013, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period.  As of June 30, 2013 and December 31, 2012, reserves provided for potential losses related to litigation matters were not material.

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

The Company records tax liabilities in accordance with ASC 740 and adjusts these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available.  Because of the complexity of some of these uncertainties, the ultimate resolution may result in payments that are different from our current estimates of tax liabilities.  These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

Recently Issued Accounting Pronouncements

Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates (“ASUs”) as the means to add to or delete from, or otherwise amend the ASC.  In 2013, prior to the issuance of the Company’s unaudited condensed consolidated financial statements, ASUs 2013-01 through 2013-11 have been issued.  Following is a summary of recently issued ASUs that have affected or may affect the Company’s unaudited condensed consolidated financial statements:

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

In June 2012 the FASB and IASB issued a joint statement on their continuing deliberations regarding changes to lease accounting.  When issued, new lease accounting standards under the ASC and IFRS will require the reporting of lease assets and related liabilities on issuers’ statements of financial condition under a mutually agreed upon two-method approach.  Exposure Drafts detailing applicability and implementation considerations are expected to be issued in 2013, and final standards are expected to be issued in the future.  Management will be assessing the potential effects of this change in lease accounting as the standard setting process moves forward.  Based on the scope of existing lease commitments (approximately 0.1% of total assets as of June 30, 2013), the effect on the Company’s financial statements is not expected to be material.

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

Since 2005, we have expanded our market making systems to incorporate cash forex and forex options to hedge our currency exposure at little or no cost and to hedge our currency exposure throughout the day on a continuous basis.  In connection with the development of our currency strategy, we determined to base our net worth in GLOBALs, a basket of currencies.  Periodically, we re-evaluate the composition of the GLOBAL; in 2011 we expanded the composition of the GLOBAL from six to 16 currencies.  The table below shows a comparison of the U.S. dollar equivalent of the GLOBAL as of June 30, 2012 and 2013.

		As of 6/30/2012			As of 6/30/2013
			GLOBAL in	% of		GLOBAL in	% of	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	FX Rate	USD Equiv.	Comp.	% of Comp.
USD	0.41	1.0000	0.410	37.6%	1.0000	0.410	38.6%	1.0%
EUR	0.17	1.2654	0.215	19.7%	1.3010	0.221	20.8%	1.1%
JPY	10.00	0.0125	0.125	11.5%	0.0101	0.101	9.5%	-2.0%
GBP	0.03	1.5662	0.047	4.3%	1.5213	0.046	4.3%	0.0%
CAD	0.04	0.9822	0.039	3.6%	0.9507	0.038	3.6%	0.0%
BRL	0.08	0.4977	0.040	3.6%	0.4480	0.036	3.4%	-0.3%
INR	2.00	0.0180	0.036	3.3%	0.0168	0.034	3.2%	-0.1%
CHF	0.03	1.0535	0.032	2.9%	1.0583	0.032	3.0%	0.1%
HKD	0.25	0.1289	0.032	3.0%	0.1289	0.032	3.0%	0.1%
AUD	0.03	1.0232	0.031	2.8%	0.9140	0.027	2.6%	-0.2%
KRW	28.00	0.0009	0.025	2.2%	0.0009	0.025	2.3%	0.1%
MXN	0.30	0.0750	0.022	2.1%	0.0772	0.023	2.2%	0.1%
SEK	0.09	0.1446	0.013	1.2%	0.1492	0.013	1.3%	0.1%
NOK	0.06	0.1680	0.010	0.9%	0.1648	0.010	0.9%	0.0%
SGD	0.01	0.7894	0.008	0.7%	0.7886	0.008	0.7%	0.0%
DKK	0.04	0.1702	0.007	0.6%	0.1744	0.007	0.7%	0.0%
			$ 1.092	100.0%		$ 1.062	100.0%	0.0%

Because we conduct business in many countries and many currencies and we actively manage our global currency exposure by maintaining our equity in GLOBALs, we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company.  The U.S. dollar value of the GLOBAL decreased from $1.092 to $1.062, or 3%, at June 30, 2013 compared to June 30, 2012.  At June 30, 2013 approximately 61% of our equity was denominated in currencies other than U.S. dollars.

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

Interest Rate Risk

Under our senior secured revolving credit facility, we have the ability to choose borrowing tenors from overnight to twelve months, which permits us to minimize the risk of interest rate fluctuations.  We have no borrowings outstanding under this facility as of June 30, 2013.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies.  In a higher interest rate environment, exhibiting a positive yield curve, we typically invest a portion of these funds in U.S. government treasury securities with maturities of up to three months.  Under these circumstances, if interest rates were to increase rapidly and substantially, in increments that were not reflected in the yields on these treasury securities, our net interest income from customer deposits would decrease.  Based upon investments outstanding at June 30, 2013, we had minimal exposure of this nature.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment.  Due to a currently low rate environment, a decrease of the U.S. benchmark interest rates by 0.05% would reduce our net interest income by approximately $11.0 million on an annualized basis.

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

We expect this kind of exposure to increase with growth in our overall business.  Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off-balance-sheet risk in the event that collateral collected from customers is not sufficient to fully cover losses that those customers may incur and if those customers fail to satisfy their obligations.  As of June 30, 2013, we had $11.24 billion in margin credit extended to our customers, excluding non-customers.  The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is theoretically unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in securities prices.  Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve or the SEC portfolio margining regulations, as appropriate.  As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

In response to the material weakness described above, the Company has made significant progress toward implementing its Remediation Plan described in its 2012 Annual Report on Form 10-K.  Actions taken under the Remediation Plan include:

•
Formation of the nine-member Accounting Policy Committee (“APC”) in September 2012.  The APC is responsible to the Company’s Audit Committee and, through recurring quarterly procedures has been assessing significant transactions and official accounting guidance applied to the Company’s consolidated financial statements and reporting on such assessments to the Audit Committee;

•	Changes in procedures and controls over the preparation of its consolidated financial statements; and

•	Performance of additional detailed procedures and analysis and other post-closing procedures performed during the preparation of the Company’s consolidated financial statements.

Notwithstanding that the Remediation Plan has not been fully implemented, our management has concluded that the Company’s unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q present fairly the Company’s financial condition, results of operations and cash flows as of June 30, 2013 and for the six months then ended in all material respects, in accordance with U.S. GAAP.

Changes to Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting other than those described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit
Number	Description

10.1	Amended and Restated Operating Agreement of IBG LLC (filed as Exhibit 10.1 to the Quarterly Report on
Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**

10.2	Form of Limited Liability Company Operating Agreement of IBG Holdings LLC (filed as Exhibit 10.5 to
Amendment No. 1 to the Registration Statement on Form S-1 filed by the Company on February 12, 2007).**

10.3	Exchange Agreement by and among Interactive Brokers Group, Inc., IBG Holdings LLC, IBG LLC and the
Members of IBG LLC (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period
Ended September 30, 2009 filed by the Company on November 11, 2009).**

10.4	Tax Receivable Agreement by and between Interactive Brokers Group, Inc. and IBG Holdings LLC (filed as
Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the
Company on June 15, 2007).**

10.5	Interactive Brokers Group, Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.8 to Amendment No. 2 to the
Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+

10.6	Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan. (filed as Exhibit 10.9 to Amendment No. 2 to the
Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+

10.7	Interactive Brokers Group, Inc. Amendment to the Exchange Agreement . (filed as Exhibit 10.1 to the
Form 8-K filed by the Company on June 6, 2012).**+

11.1	Statement Re; Computation of Earnings per Common Share (the calculation of per share earnings is disclosed in Part II, Item 8, Note 4 to the Consolidated Financial Statements "Equity and Earnings per Share" and is
omitted in accordance with Section (b)(11) of Regulation S-K)

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Extension Schema*

101.CAL	XBRL Extension Calculation Linkbase*

101.DEF	XBRL Extension Definition Linkbase*

101.LAB	XBRL Extension Label Linkbase*

101.PRE	XBRL Extension Presentation Linkbase*

**	Previously filed; incorporated herein by reference.

+	These exhibits relate to management contracts or compensatory plans or arrangements.

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013,
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

Date: August 9, 2013