Form 10-Q
period 2013-09-30
Interactive Brokers Group, Inc.
filed 2013-11-08
CIK 1381197

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________

FORM 10-Q

_____________________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 8, 2013, there were 49,971,727 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

INTERACTIVE BROKERS GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

We are an automated global electronic broker and market maker specializing in executing and clearing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 100 electronic exchanges and trading venues around the world and offering custody, prime brokerage, stock and margin borrowing services to our customers. In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut and from Chicago, Illinois and from Jersey City, New Jersey. Abroad, we conduct business through offices located in Canada, England, Switzerland, China (Hong Kong and Shanghai), India, Australia and Japan. At September 30, 2013, we had 878 employees worldwide.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
(in thousands, except share data)	2013	2012
Assets
Cash and cash equivalents	$1,548,520	$1,614,592
Cash and securities - segregated for regulatory purposes	12,681,070	12,482,388
Securities borrowed	3,363,242	2,833,145
Securities purchased under agreements to resell	487,774	428,904
Financial instruments owned, at fair value:
Financial instruments owned	3,454,897	3,617,879
Financial instruments owned and pledged as collateral	970,376	926,857
Total financial instruments owned	4,425,273	4,544,736
Receivables:
Customers, less allowance for doubtful accounts of $3,540 and $1,416 at September 30, 2013 and December 31, 2012	12,727,552	9,851,018
Brokers, dealers and clearing organizations	490,859	844,584
Receivable from affiliate	651	620
Interest	24,236	22,829
Total receivables	13,243,298	10,719,051
Other assets	527,867	576,741
Total assets	$36,277,044	$33,199,557

Liabilities and equity
Liabilities:
Financial instruments sold but not yet purchased, at fair value	$3,593,292	$4,286,260
Securities loaned	2,193,008	1,839,274
Short-term borrowings	2,579	110,420
Payables:
Customers	24,809,349	21,421,978
Brokers, dealers and clearing organizations	234,833	361,834
Payable to affiliate	259,723	259,441
Accounts payable, accrued expenses and other liabilities	108,895	102,695
Interest	2,483	4,508
Total payables	25,415,283	22,150,456

Total liabilities	31,204,162	28,386,410

Commitments, contingencies and guarantees

Equity
Stockholders’ equity
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 50,096,562 and 47,797,844 shares, Outstanding – 49,971,727 and 47,499,739 shares at September 30, 2013 and December 31, 2012	501	478
Class B – Authorized, Issued and Outstanding – 100 shares at September 30, 2013 and December 31, 2012	-	-
Additional paid-in capital	517,865	493,912
Retained earnings	100,712	82,072
Accumulated other comprehensive income, net of income taxes of $1,081 and $1,417 at September 30, 2013 and December 31, 2012	26,038	29,754
Treasury stock, at cost, 124,835 and 298,105 shares at September 30, 2013 and December 31, 2012	(2,518)	(7,718)
Total stockholders’ equity	642,598	598,498
Noncontrolling interests	4,430,284	4,214,649
Total equity	5,072,882	4,813,147
Total liabilities and stockholders’ equity	$36,277,044	$33,199,557

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except for shares or per share amounts)	2013	2012	2013	2012

Revenues:
Trading gains	$123,286	$149,700	$201,386	$371,987
Commissions and execution fees	120,331	100,584	377,961	309,540
Interest income	74,000	65,410	220,572	200,607
Other income	20,826	17,104	64,999	50,750
Total revenues	338,443	332,798	864,918	932,884

Interest expense	12,191	14,199	38,636	49,475

Total net revenues	326,252	318,599	826,282	883,409

Non-interest expenses:
Execution and clearing	56,016	61,646	180,283	192,441
Employee compensation and benefits	44,242	57,676	148,578	180,202
Occupancy, depreciation and amortization	9,387	9,043	28,705	28,934
Communications	6,125	6,089	17,281	17,249
General and administrative	14,100	11,525	38,904	33,779
Total non-interest expenses	129,870	145,979	413,751	452,605

Income before income taxes	196,382	172,620	412,531	430,804

Income tax expense	10,414	14,747	31,239	34,458
Net income	185,968	157,873	381,292	396,346
Less net income attributable to noncontrolling interests	169,521	145,385	347,910	364,790
Net income attributable to common stockholders	$16,447	$12,488	$33,382	$31,556

Earnings per share:
Basic	$0.33	$0.26	$0.68	$0.70
Diluted	$0.32	$0.26	$0.67	$0.70

Weighted average common shares outstanding:
Basic	49,966,050	47,488,459	48,807,321	46,588,213
Diluted	50,988,214	47,679,818	49,981,664	46,865,770

Comprehensive income:
Net income attributable to common stockholders	$16,447	$12,488	$33,382	$31,556
Other comprehensive income:
Cumulative translation adjustment, before income taxes	3,691	2,965	(4,051)	1,274
Income taxes related to items of other comprehensive income	61	1,071	(335)	460
Other comprehensive income (loss), net of tax	3,630	1,894	(3,716)	814
Comprehensive income attributable to common stockholders	$20,077	$14,382	$29,666	$32,370

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	$169,521	$145,385	$347,910	$364,790
Other comprehensive income (loss) - cumulative translation adjustment	26,013	21,934	(29,602)	9,876
Comprehensive income attributable to noncontrolling interests	$195,534	$167,319	$318,308	$374,666

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$381,292	$396,346
Adjustments to reconcile net income to net cash provided by operating activities:
Translation losses (gains)	19,839	(678)
Deferred income taxes	11,164	16,881
Depreciation and amortization	13,914	14,201
Employee stock plan compensation	28,086	54,032
(Gains) losses on other investments, net	(2,728)	7,742
Bad debt expense and other	2,472	607
Change in operating assets and liabilities:
Increase in cash and securities - segregated for regulatory purposes	(199,142)	(2,255,850)
Increase in securities borrowed	(530,221)	(303,477)
(Increase) decrease in securities purchased under agreements to resell	(58,852)	31,218
Decrease in financial instruments owned	110,268	911,667
Increase in receivables from customers	(2,876,532)	(2,367,432)
Decrease in other receivables	350,520	523,193
Decrease (increase) in other assets	23,258	(5,900)
Decrease in financial instruments sold but not yet purchased	(695,806)	(1,606,918)
Increase in securities loaned	354,398	559,452
Increase in payable to customers	3,387,375	3,978,476
(Decrease) increase in other payables	(127,152)	258,159
Net cash provided by operating activities	192,153	211,719
Cash flows from investing activities:
Purchases of other investments	(189,934)	(326,784)
Proceeds from sales of other investments	202,245	292,826
Distributions received from and redemptions of equity investments	11,054	1,567
Purchase of property and equipment	(12,006)	(13,971)
Net cash provided by (used in) investing activities	11,359	(46,362)
Cash flows from financing activities:
Dividends paid to shareholders	(14,742)	(14,055)
Dividends paid to noncontrolling interests	(107,698)	(105,264)
Redemptions of senior notes	-	(101,411)
(Decrease) increase in short-term borrowings, net	(110,566)	10,008
Net cash used in financing activities	(233,006)	(210,722)
Effect of exchange rate changes on cash and cash equivalents	(36,578)	9,375
Net decrease in cash and cash equivalents	(66,072)	(35,990)
Cash and cash equivalents at beginning of period	1,614,592	1,695,495
Cash and cash equivalents at end of period	$1,548,520	$1,659,505

Supplemental disclosures of cash flow information:
Cash paid for interest	$40,661	$51,168
Cash paid for taxes	$45,243	$25,352

Non-cash financing activities:
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$20,463	$13,766
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(20,463)	$(13,766)
Changes in redemption value of redeemable noncontrolling interests	$-	$(5,269,619)
Changes to total equity (deficit) for the change in the redemption value of redeemable noncontrolling interests	$-	$5,269,619

See accompanying notes to the unaudited condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
Nine months ended September 30, 2013 and September 30, 2012
(Unaudited)
(in thousands, except for share amounts)
	Common Stock
						Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity

Balance, January 1, 2013	47,797,844	$478	$493,912	$(7,718)	$82,072	$29,754	$598,498	$4,214,649	$4,813,147

Common Stock distributed pursuant to stock plans	2,298,718	23	(23)	5,200			5,200		5,200
Compensation for stock grants vesting in the future			3,513				3,513	25,488	29,001
Dividends paid to stockholders					(14,742)		(14,742)		(14,742)
Dividends paid by IBG LLC to noncontrolling interests							-	(107,698)	(107,698)
Adjustments for changes in proportionate ownership in IBG LLC			20,463				20,463	(20,463)	-
Comprehensive income, net of tax					33,382	(3,716)	29,666	318,308	347,974
Balance, September 30, 2013	50,096,562	$501	$517,865	$(2,518)	$100,712	$26,038	$642,598	$4,430,284	$5,072,882

	Common Stock
					Retained	Accumulated	Total
			Additional		Earnings/	Other	Stockholders'	Other Non-	Total	Redeemable
	Issued	Par	Paid-In	Treasury	(Accumulated	Comprehensive	Equity	controlling	Equity	Noncontrolling
	Shares	Value	Capital	Stock	Deficit)	Income	(Deficit)	Interests	(Deficit)	Interests

Balance, January 1, 2012	46,061,256	$460	$-	$(13,310)	$(465,138)	$18,487	$(459,501)	$1,837	$(457,664)	$5,269,619

Adjustment of redeemable noncontrolling interests to redemption value			472,409		572,840		1,045,249	4,322,304	5,367,553	(5,269,619)
Common Stock distributed pursuant to stock plans	1,727,973	17	(17)	5,526			5,526		5,526
Compensation for stock grants vesting in the future			5,759				5,759	18,262	24,021
Deferred tax benefit retained			495				495		495
Dividends paid to stockholders					(14,055)		(14,055)		(14,055)
Dividends paid by IBG LLC to other noncontrolling interests							-	(70,271)	(70,271)
Adjustments for changes in proportionate ownership in IBG LLC			13,766				13,766	(25)	13,741
Comprehensive income, net of tax					31,556	814	32,370	253,126	285,496
Balance, September 30, 2012	47,789,229	$477	$492,412	$(7,784)	$125,203	$19,301	$629,609	$4,525,233	$5,154,842	$-

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

2. Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements are presented in U.S. dollars and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting with respect to Form 10-Q and accounting standards generally accepted in the United States of America (“U.S. GAAP”) promulgated in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”).  These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of September 30, 2013 and December 31, 2012, the results of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in IBG, Inc.’s 2012 Annual Report on Form 10-K filed with the SEC on March 8, 2013. The condensed consolidated financial statement information as of December 31, 2012 has been derived from the 2012 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Fair Value

At September 30, 2013 and December 31, 2012, substantially all of IBG, Inc.’s assets and liabilities, including financial instruments, were carried at fair value based on published market prices and were marked to market, or were assets which are short-term in nature and were carried at amounts that approximate fair value.

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

Financial instruments owned and financial instruments sold, but not yet purchased are generally classified as Level 1 financial instruments.  The Company’s Level 1 financial instruments, which are valued using quoted market prices as published by exchanges and clearing houses or otherwise broadly distributed in active markets, include U.S. government and sovereign obligations, active listed securities, options, futures, options on futures and corporate and municipal debt securities. IBG, Inc. does not adjust quoted prices for Level 1 financial instruments, even in the event that the Company may hold a large position whereby a purchase or sale could reasonably impact quoted prices.

Currency forward contracts are valued using broadly distributed bank and broker prices, and are classified as Level 2 financial instruments as such instruments are not exchange-traded.  Other securities that are not traded in active markets are also

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

classified in Level 2.  Level 3 financial instruments are comprised of securities that have been delisted or otherwise are no longer tradable and have been valued by the Company based on internal estimates, excluding securities subject to corporate actions that have a determinable external price, which remain classified as Level 1 securities.

Other fair value investments, reported in other assets in the accompanying unaudited condensed consolidated statement of financial condition and in Note 6 - Financial Assets and Financial Liabilities, are comprised of securities that the Company does not carry in its market making business, and include listed common stocks, corporate and municipal debt and mortgage backed and other asset backed securities.  These investments are generally reported as Level 2 financial instruments, except for unrestricted listed equities, which are classified as Level 1 financial instruments. The fair values of other fair value investments are determined using broker and vendor prices that have been independently validated by the Company.  Validation methods applied by the Company include comparisons of the broker and vendor prices to other independent pricing services and reviews of the underlying assumptions and other inputs (such as estimated cash flows, underlying default rates and variable interest rate sensitivity analysis) used by brokers or vendors to calculate these investments’ fair values.

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

Cash and Securities—Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets. In addition, substantially all of the Operating Companies are members of various clearing organizations at which cash

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

or securities are deposited as required to conduct day-to-day clearance activities. Securities segregated for regulatory purposes consisted of U.S. Treasury Bills of $2.50 billion and $2.30 billion at September 30, 2013 and December 31, 2012, respectively, which are recorded as Level 1 financial assets and securities purchased under agreements to resell in the amount of $6.51 billion and $6.37 billion as of September 30, 2013 and December 31, 2012, respectively, which amounts approximate fair value.

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Investments

IBG, Inc. makes certain strategic investments related to financial services and accounts for these investments under the cost method of accounting or under the equity method of accounting as required under ASC 323, Investments—Equity Method and Joint Ventures. Investments are accounted for under the equity method of accounting when IBG, Inc. has significant influence over the investee. Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of IBG, Inc.’s initial investment and adjusted each period for IBG, Inc.’s share of the investee’s income or loss. IBG, Inc.’s share of the income or losses from equity investments is reported as a component of other income in the unaudited condensed consolidated statements of comprehensive income.  The recorded amounts of IBG, Inc.’s equity method investments, $27.0 million at September 30, 2013 ($34.7 million at December 31, 2012), which are reported as a component of other assets in the unaudited condensed consolidated statements of financial condition, increase or decrease accordingly.  Contributions paid to and distributions received from equity investees are recorded as additions or reductions, respectively, to the respective investment balance.

A judgmental aspect of accounting for investments is evaluating whether an other-than-temporary decline in the value of an investment has occurred. The evaluation of an other-than-temporary impairment is dependent on specific quantitative and qualitative factors and circumstances surrounding an investment, including recurring operating losses, credit defaults and subsequent rounds of financing. IBG, Inc.’s equity investments do not have readily determinable market values. All equity method investments are reviewed for changes in circumstances or occurrence of events that suggest IBG, Inc.’s investment may not be recoverable. If an unrealized loss on any investment is considered to be other-than-temporary, the loss is recognized in the period the determination is made. IBG, Inc. also holds exchange memberships and investments in equity securities of certain exchanges as required to qualify as a clearing member, and strategic investments in corporate stock that do not qualify for equity method accounting. Such investments, $27.8 million at September 30, 2013 ($36.2 million at December 31, 2012), are recorded at cost or, if an other-than-temporary impairment in value has occurred, at a value that reflects management’s estimate of the impairment, and are also components of other assets in the unaudited condensed consolidated statements of financial condition. Dividends received from cost basis investments are recognized as a component of other income as such dividends are received.

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

IBG, Inc.’s non-U.S. domiciled subsidiaries have a functional currency that is other than the U.S. dollar. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the period. Adjustments that result from translating amounts from a subsidiary’s functional currency are reported as a component of accumulated OCI. In general, the practice and intention of the Company is to reinvest the earnings of its non-U.S. subsidiaries in those operations. Deferred income taxes have not been provided for U.S. tax liabilities or for additional foreign taxes on unremitted earnings that have been indefinitely reinvested.

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

—Foreign Currency Transaction Gains and Losses

Foreign currency transaction gains and losses from market making are reported as a component of trading gains in the unaudited condensed consolidated statements of comprehensive income.  Electronic brokerage foreign currency transaction gains and losses are included in interest (if arising from currency swap transactions) or other income.

Income Taxes

IBG, Inc. accounts for income taxes in accordance with ASC 740, Income Taxes. The Company’s income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits are based on enacted tax laws (Note 11) and reflect management’s best assessment of estimated future taxes to be paid. The Company is subject to income taxes in both the United States and numerous foreign jurisdictions. Determining income tax expense requires significant judgments and estimates.

Deferred income tax assets and liabilities arise from temporary differences between the tax and financial statement recognition of the underlying assets and liabilities. In evaluating the ability to recover deferred tax assets within the jurisdictions from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, historical results are adjusted for changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax-planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, three years of cumulative operating income (loss) are considered. Deferred income taxes have not been provided for U.S. tax liabilities or for additional foreign taxes on the unremitted earnings of foreign subsidiaries that have been indefinitely reinvested.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company’s global operations. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows, or financial position.

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

The Company records tax liabilities in accordance with ASC 740 and adjusts these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in payments that are different from the current estimates of these tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information becomes available.

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

	Affects	Status

ASU 2011-11	Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities	Effective for fiscal periods beginning on or after January 1, 2013. Retrospective disclosures have been made for comparative periods presented.

ASU 2013-01	Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities	Effective for fiscal periods beginning on or after January 1, 2013 (the same as the effective date of ASU 2011-11).

ASU 2013-02	Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income	Effective for fiscal periods beginning on or after December 15, 2012.

ASU 2013-04	Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date	Effective prospectively for fiscal periods beginning on or after December 15, 2013. Early adoption is permitted.

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Concentrations of Credit Risk

IBG, Inc.’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of September 30, 2013, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

Off-Balance Sheet Risks

IBG, Inc. may be exposed to a risk of loss not reflected in the unaudited condensed consolidated financial statements to settle futures and certain over-the-counter contracts at contracted prices, which may require repurchase or sale of the underlying products in the market at prevailing prices. Accordingly, these transactions result in off-balance sheet risk as IBG, Inc.’s cost to liquidate such contracts may exceed the amounts reported in IBG, Inc.’s unaudited condensed consolidated statements of financial condition.

4. Equity and Earnings Per Share

In connection with its initial public offering of Class A common stock (“IPO”) in May 2007, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC from Holdings, became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings wholly owns all Class B common stock, which common stock has voting rights in proportion to its ownership interests in IBG LLC, approximately 87.6% as of September 30, 2013. The consolidated financial statements reflect the results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC. Prior to the June 6, 2012 amendment to the Exchange Agreement (described below), Holdings’ ownership interests in IBG LLC were accounted for and reported in these consolidated financial statements as “redeemable noncontrolling interests” (temporary equity) pursuant to ASC 810-10-45, ASC 815-40-25 and ASC 480-10-S99-3A. For periods after the Amendment, beginning with the quarter ended June 30, 2012, the noncontrolling interests in IBG LLC attributable to Holdings are reported as a component of total equity, as described below.

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

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As described previously in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of Holdings’ and IBG, Inc.’s respective ownership of IBG LLC. At September 30, 2013 and December 31, 2012, 1,000,000,000 shares of Class A common stock were authorized, of which 50,096,562 and 47,797,844 shares have been issued; and 49,971,727 and 47,499,739 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of September 30, 2013 and December 31, 2012, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of September 30, 2013 and December 31, 2012, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with the 2011 redemption of Holdings member interests in exchange for common stock, which deferred tax assets are a component of other assets in the unaudited condensed consolidated statement of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the 2011 redemption date, respectively, as allowable under current tax law. As of September 30, 2013 and December 31, 2012, the unamortized balance of these deferred tax assets was $266.6 million and $281.6 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and credits to additional paid-in capital arising from stock offerings from the date of the IPO through September 30, 2013 were $387.1 million, $329.0 million and $58.1 million, respectively.  Amounts payable under the Tax Receivable Agreement are payable to Holdings annually upon the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a total of $70.4 million through September 30, 2013 pursuant to the terms of the Tax Receivable Agreement.

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

At the time of the Company’s IPO in 2007, three hundred sixty (360) million shares of authorized Common Stock were reserved for future sales and redemptions. From 2008 through 2010, Holdings redeemed 5,013,259 IBG LLC shares with a total value of $114.0 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption these IBG LLC shares were retired. In 2011, the Company issued 1,983,624 shares of Common Stock directly to Holdings in exchange for an equivalent number of shares of member interests in IBG LLC.

As a consequence of these redemption transactions, and distribution of shares to employees (Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 12.4%, with Holdings owning the remaining 87.6% as of September 30, 2013. The redemptions also resulted in an increase in the Holdings interest held by Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 86.4% at September 30, 2013.

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

Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic earnings per share:
Net income attributable to common stockholders	$16,447	$12,488	$33,382	$31,556
Add (deduct) net income attributable to non-fair value redemption rights	-	-	-	1,108
Net income available for common stockholders	$16,447	$12,488	$33,382	$32,664

Weighted average shares of common stock outstanding:
Class A	49,965,950	47,488,359	48,807,221	46,588,113
Class B	100	100	100	100
	49,966,050	47,488,459	48,807,321	46,588,213

Basic earnings per share	$0.33	$0.26	$0.68	$0.70

 Diluted earnings (loss) per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Diluted earnings per share:
Net income available for common stockholders	$16,447	$12,488	$33,382	$32,664

Weighted average shares of common stock outstanding:
Class A:
Issued and outstanding	49,965,950	47,488,359	48,807,221	46,588,113
Potentially dilutive common shares issuable pursuant to employee incentive plans	1,022,164	191,359	1,174,343	277,557
Class B	100	100	100	100
	50,988,214	47,679,818	49,981,664	46,865,770

Diluted earnings per share	$0.32	$0.26	$0.67	$0.70

Member and Stockholder Dividends

Through September 30, 2013, IBG LLC paid dividends totaling $122.7 million to its members, of which IBG, Inc.’s proportionate share was $15.0 million.  In March, June and September 2013, the Company paid cash dividends of $0.10 per share of Common Stock, totaling $4.7 million, $5.0 million and $5.0 million, respectively.

On October 15, 2013, the Company declared a cash dividend of $0.10 per common share, payable on December 13, 2013 to shareholders of record as of November 29, 2013.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

5. Comprehensive Income

Comprehensive income is comprised of Net Income and Other Comprehensive Income (“OCI”). The Company’s OCI is comprised of foreign currency translation adjustments, which arise from changes in the U.S. dollar value of the net worth of the Company’s subsidiaries whose functional currency is other than U.S. dollars during respective reporting periods. The following table presents comprehensive income and earnings per share on comprehensive income (calculated using the two-class method for periods prior to June 6, 2012):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Comprehensive income attributable to common stockholders, net of tax	$20,077	$14,382	$29,666	$32,370
Add (deduct) net income attributable to non-fair value redemption rights	-	-	-	1,108

Comprehensive income available for common stockholders	$20,077	$14,382	$29,666	$33,478

Earnings per share on comprehensive income:
Basic	$0.40	$0.30	$0.61	$0.72
Diluted	$0.39	$0.30	$0.59	$0.71

Weighted average common shares outstanding:
Basic	49,966,050	47,488,459	48,807,321	46,588,213
Diluted	50,988,214	47,679,818	49,981,664	46,865,770

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

6. Financial Assets and Financial Liabilities

Fair Value

The following tables set forth, by level within the fair value hierarchy (Note 2), financial assets and liabilities, primarily financial instruments owned and financial instruments sold, but not yet purchased at fair value as of September 30, 2013 and December 31, 2012. As required by ASC 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the respective fair value measurement.

	Financial Assets At Fair Value as of September 30, 2013

	Level 1	Level 2	Level 3	Total

Securities segregated for regulatory purposes	$2,500,627	$-	$-	$2,500,627
Financial instruments owned:
Stocks	1,167,306	-	181	1,167,487
Options	2,119,958	19,426	-	2,139,384
Warrants and discount certificates	55,392	-	-	55,392
U.S. and foreign government obligations	1,967	2,309	-	4,276
Corporate and municipal bonds	64,057	20,148	-	84,205
Currency forward contracts	-	4,153	-	4,153
Total financial instruments owned	3,408,680	46,036	181	3,454,897

Financial instruments owned and pledged as collateral:
Stocks	865,051	-	-	865,051
Warrants	312	-	-	312
U.S. and foreign government obligations	103,015	-	-	103,015
Corporate and municipal bonds	1,998	-	-	1,998
Total financial instruments owned and pledged as collateral	970,376	-	-	970,376

Subtotal	4,379,056	46,036	181	4,425,273

Other fair value investments, included in other assets:
Stocks	7,545	407	-	7,952
Corporate and municipal bonds	1,820	39,120	-	40,940
Mortgage backed securities	-	28,081	-	28,081
Other asset backed securities	-	14,607	-	14,607
Other	-	8,717	-	8,717

Total Financial Assets at Fair Value	$6,889,048	$136,968	$181	$7,026,197

	Financial Liabilities At Fair Value as of September 30, 2013

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased:
Stocks	$1,443,990	$-	$64	$1,444,054
Options	2,058,289	9,084	-	2,067,373
Warrants and discount certificates	1,640	-	-	1,640
U.S. and foreign government obligations	-	1,229	-	1,229
Corporate bonds	70,056	7,981	-	78,037
Currency forward contracts	-	959	-	959
Total financial instruments sold, not yet purchased	$3,573,975	$19,253	$64	$3,593,292

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

	Financial Assets At Fair Value as of December 31, 2012

	Level 1	Level 2	Level 3	Total

Securities segregated for regulatory purposes	$2,297,024	$-	$-	$2,297,024
Financial instruments owned:
Stocks	887,031	-	-	887,031
Options	2,388,173	-	-	2,388,173
Warrants and discount certificates	147,317	-	-	147,317
U.S. and foreign government obligations	30,087	-	-	30,087
Corporate and municipal bonds	104,387	59,533	-	163,920
Currency forward contracts	-	1,351	-	1,351
Total financial instruments owned	3,556,995	60,884	-	3,617,879

Financial instruments owned and pledged as collateral:
Stocks	775,222	-	-	775,222
Warrants	350	-	-	350
U.S. and foreign government obligations	146,953	-	-	146,953
Corporate and municipal bonds	4,332	-	-	4,332
Total financial instruments owned and pledged as collateral	926,857	-	-	926,857

Subtotal	4,483,852	60,884	-	4,544,736

Other fair value investments, included in other assets:
Stocks	17,707	3,549	-	21,256
Corporate and municipal bonds	2,249	53,325	-	55,574
Mortgage backed securities	-	21,311	-	21,311
Other asset backed securities	-	17,023	-	17,023
Other	-	1,068	-	1,068

Total Financial Assets at Fair Value	$6,800,832	$157,160	$-	$6,957,992

	Financial Liabilities At Fair Value as of December 31, 2012

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased:
Stocks	$1,787,741	$-	$-	$1,787,741
Options	2,389,871	-	-	2,389,871
Warrants and discount certificates	2,104	-	-	2,104
U.S. and foreign government obligations	451	-	-	451
Corporate bonds	90,710	11,833	-	102,543
Currency forward contracts	-	3,550	-	3,550
Total financial instruments sold, not yet purchased	$4,270,877	$15,383	$-	$4,286,260

Transfers Between Level 1 and Level 2

Transfers of financial instruments owned and sold, not yet purchased to or from Levels 1 and 2 arise where the market for a specific security has become active or inactive during the period.  The fair values transferred are ascribed as if the financial assets or financial liabilities had been transferred as of the end of the period.

During the three months ended September 30, 2013 the Company reclassified $0.2 million of financial instruments owned from Level 1 to Level 2 and reclassified approximately $0.2 million from Level 2 to Level 1.  Financial instruments sold, but not yet purchased of approximately $0.5 million were reclassified from Level 1 to Level 2 and approximately $0.6 million were reclassified from Level 2 to Level 1.

During the nine months ended September 30, 2013, the Company reclassified approximately $1.7 million of financial instruments owned from Level 1 to Level 2 and reclassified approximately $1.4 million from Level 2 to Level 1.  Financial instruments sold, but not yet purchased of approximately $1.3 million were reclassified from Level 1 to Level 2 and approximately $1.5 million were reclassified from Level 2 to Level 1.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

There were no transfers of financial instruments to or from Level 1 and Level 2 during the three and nine months ended September 31, 2012.

Level 3 Financial Assets and Financial Liabilities

The Company’s Level 3 financial assets and financial liabilities are comprised of financial instruments owned.  The following tables report Level 3 activities for the three and nine months ended September 30, 2013:

Financial assets – Level 3 activities:
Delisted
Securities
Balance, January 1, 2013	$-
Total gains or losses (realized/unrealized)
- Included in earnings	(184)
Purchases, issuances and settlements	-
Transfers in and/or out of Level 3	365

Balance, September 30, 2013	$181

Financial liabilities – Level 3 activities:
Delisted
Securities
Balance, January 1, 2013	$-
Total gains or losses (realized/unrealized)
- Included in earnings	77
Purchases, issuances and settlements	-
Transfers in and/or out of Level 3	(13)

Balance, September 30, 2013	$64

There were no Level 3 activities, including transfers, for the three and nine months ended September 30, 2012.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Netting of Financial Assets and Financial Liabilities

The Company adopted the guidance in ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities for periods beginning after January 1, 2013.  This authoritative guidance requires companies to report disclosures of offsetting assets and liabilities. The Company has applied the guidance retrospectively to the year ended 2012 and has included, in tabular format, the gross and net amounts of certain financial instruments in quarterly filings to date.
The Company does not net securities segregated for regulatory purposes, and securities borrowed and securities loaned are presented on a gross basis in the unaudited condensed consolidated statements of financial condition. In the tables below, the amounts of derivative financial instruments owned that are not offset in the unaudited condensed consolidated statements of financial condition, but could be netted against financial liabilities with specific counterparties under master netting agreements, including clearing houses (exchange traded options, warrants and discount certificates) or over the counter currency forward contract counterparties, are presented to provide financial statement readers with the Company's estimate of its net exposure to counterparties for these derivitive financial instruments.

The following table sets forth the netting of financial assets and of financial liabilities as of September 30, 2013 and December 31, 2012, pursuant to the requirements of ASU 2011-11 and ASU 2013-01 (millions).

	September 30, 2013
					Gross Amounts Not Offset in the
					Condensed Consolidated Statement of
					Financial Condition
			Gross Amounts	Net Amounts of
			Offset in the	Assets Presented in
			Condensed	the Condensed
	Gross Amounts of		Consolidated	Consolidated
	Recognized		Statement of	Statement of	Financial	Cash Collateral
	Assets		Financial Condition	Financial Condition	Instruments	Received	Net Amount
Offsetting of Financial Assets:
Securities segregated for regulatory purposes -
purchased under agreements to resell	$6,510.1	(1)	$-	$6,510.1	$(6,510.1)	$-	$-
Securities borrowed	3,363.2		-	3,363.2	(3,363.2)	-	-
Securities purchased under agreements to resell	487.8		-	487.8	(487.8)	-	-
Financial Instruments owned:
Options	2,139.4		-	2,139.4	(1,945.1)	-	194.3
Warrants and discount certificates	55.4		-	55.4	(1.6)	-	53.8
Currency forward contracts	4.2		-	4.2		-	4.2
Total	$12,560.1		$-	$12,560.1	$(12,307.8)	$-	$252.3

					Gross Amounts Not Offset in the
					Condensed Consolidated Statement of
					Financial Condition
			Gross Amounts	Net Amounts of
			Offset in the	Liabilities Presented
			Condensed	in the Condensed
	Gross Amounts of		Consolidated	Consolidated
	Recognized		Statement of	Statement of	Financial	Cash Collateral
	Liabilities		Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$2,193.0		$-	$2,193.0	$(2,193.0)	$-	$-
Financial instruments sold, not yet purchased:
Options	2,067.4		-	2,067.4	(1,945.1)	-	122.3
Warrants and discount certificates	1.6		-	1.6	(1.6)	-	-
Currency forward contracts	1.0		-	1.0		-	1.0
Total	$4,263.0		$-	$4,263.0	$(4,139.7)	$-	$123.3

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

	December 31, 2012
					Gross Amounts Not Offset in the
					Condensed Consolidated Statement of
					Financial Condition
			Gross Amounts	Net Amounts of
			Offset in the	Assets Presented in
			Condensed	the Condensed
	Gross Amounts of		Consolidated	Consolidated
	Recognized		Statement of	Statement of	Financial	Cash Collateral
	Assets		Financial Condition	Financial Condition	Instruments	Received	Net Amount
Offsetting of Financial Assets:
Securities segregated for regulatory purposes -
purchased under agreements to resell	$6,366.4	(1)	$-	$6,366.4	$(6,366.4)	$-	$-
Securities borrowed	2,833.1		-	2,833.1	(2,833.1)	-	-
Securities purchased under agreements to resell	428.9		-	428.9	(428.9)	-	-
Financial Instruments owned:
Options	2,388.2		-	2,388.2	(2,202.1)	-	186.1
Warrants and discount certificates	147.3		-	147.3	(2.1)	-	145.2
Currency forward contracts	1.4		-	1.4	-	-	1.4
Total	$12,165.3		$-	$12,165.3	$(11,832.6)	$-	$332.7

					Gross Amounts Not Offset in the
					Condensed Consolidated Statement of
					Financial Condition
			Gross Amounts	Net Amounts of
			Offset in the	Liabilities Presented
			Condensed	in the Condensed
	Gross Amounts of		Consolidated	Consolidated
	Recognized		Statement of	Statement of	Financial	Cash Collateral
	Liabilities		Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,839.3		$-	$1,839.3	$(1,839.3)	$-	$-
Financial instruments sold, not yet purchased:
Options	2,389.9		-	2,389.9	(2,202.1)	-	187.8
Warrants and discount certificates	2.1		-	2.1	(2.1)	-	-
Currency forward contracts	3.6		-	3.6	-	-	3.6
Total	$4,234.9		$-	$4,234.9	$(4,043.5)	$-	$191.4

(1)
As of September 30, 2013 and December 31, 2012, the company had $6.51 billion and $6.37 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in "Cash and securities - segregated for regulatory purposes" in the unaudited condensed consolidated statements of financial condition.

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

Margin loans are extended on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the account and an overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. At September 30, 2013 and December 31, 2012, approximately $12.73 billion and $9.85 billion, respectively, of customer margin loans were outstanding.

Amounts relating to collateralized transactions at September 30, 2013 and December 31, 2012 are summarized as follows (millions):

	September 30, 2013		December 31, 2012 (2)

	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

Securities lending transactions	$9,082.1	$2,941.5	$5,323.7	$2,699.2
Agreements to resell (1)	7,003.6	7,003.6	6,778.8	6,778.8
Customer margin securities	10,304.0	3,609.2	13,603.7	3,016.3
	$26,389.7	$13,554.3	$25,706.2	$12,494.3

(1)
At September 30, 2013, $6.51 billion or 93% (at December 31, 2012, $6.37 billion, or 94%), of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

(2)
The Company has revised its reporting of collateral permitted to be repledged and collateral sold or repledged, primarily with respect to securities available for repledging under securities lending transactions in connection with the Company's Stock Yield Enhancement Program.  Disclosures for December 31, 2012 have been conformed to the new presentation for comparability purposes.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. At September 30, 2013 and December 31, 2012, the majority of the Company’s government obligations owned were pledged to clearing organizations.

Financial instruments owned and pledged, including amounts pledged to affiliates, where the counterparty has the right to repledge, at September 30, 2013 and December 31, 2012 consisted of the following (millions):

	September 30,	December 31,
	2013	2012
Stocks	$865.1	$775.2
Warrants	0.3	0.4
U.S. and foreign government obligations	103.0	147.0
Corporate and municipal bonds	2.0	4.3
	$970.4	$926.9

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

       At September 30, 2013 and December 31, 2012, no borrowings were outstanding under this credit facility and IBG LLC was in compliance with all of the covenants. At maturity, subject to meeting certain terms of the facility, the Company will have an option to convert the facility to a one-year term loan.

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

As of September 30, 2013 and December 31, 2012, payables to employees for ROI Dollar Units were $5.5 million and $7.6 million, respectively, all of which were vested. These amounts are included in accounts payable, accrued expenses and other liabilities in the unaudited condensed consolidated statements of financial condition. Compensation expense for the ROI Dollar Unit plan, included in the unaudited condensed consolidated statements of comprehensive income was $0.5 million and $0.6 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.

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

Of the fair value at the date of grant, $17.8 million represented the accumulated ROI Dollar Unit value elected to be invested by employees in Common Stock and such amount was accrued for as of December 31, 2006. The remainder is being ratably accrued as compensation expense by the Company from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule. Compensation expense for the 2007 ROI Unit Stock Plan and related grants under the 2007 Stock Incentive Plan, net of the effect of forfeitures, included in the unaudited condensed consolidated statements of comprehensive income for the nine months ended September 30, 2012 was $2.7 million.  As of December 31, 2012, compensation costs for the ROI Unit Stock Plan had been fully accrued.

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

Stock Incentive Plan share grants (excluding 21,009 shares issued pursuant to the 2007 ROI Unit Stock Plan above) and the related fair values at the date of grant were:

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

		Fair Value at
		Date of Grant
	Shares	($Millions)

In connection with IPO	927,943	$27.8
July 31, 2007	16,665	0.4
December 31, 2007	1,055,206	32.9
December 31, 2008	2,065,432	35.6
December 31, 2009	2,448,031	42.8
December 31, 2010	2,513,738	43.2
December 31, 2011	3,411,613	50.8
January 6, 2012	1,215,866	18.4
December 31, 2012	3,629,960	50.5
	17,284,454	$302.4

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year under the ASC 718 “Graded Vesting” method. Compensation expense recognized in the unaudited condensed consolidated statements of comprehensive income for the nine months ended September 30, 2013 and 2012 were $28.1 million and $51.2 million, respectively. Estimated future compensation costs for unvested awards at September 30, 2013 are $30.2 million.

The following is a summary of Stock Plan activity for the period from January 1, 2013 through September 30, 2013:

	Shares
	2007 Stock	2007 ROI Unit
	Incentive Plan	Stock Plan

Balance, December 31, 2012	12,402,482	169,289

Granted	-	-
Forfeited	(308,925)	(6,423)
Distributed (1)	(2,309,122)	(162,866)
Balance, September 30, 2013	9,784,435	-

(1) Shares distributed under the 2007 Stock Incentive Plan include 10,404 shares from Treasury representing shares acquired at the IPO to satisfy obligations under the 2007 ROI Unit Stock Plan.

Awards granted under the ROI Unit Stock Plan and the Stock Incentive Plan are subject to forfeiture in the event an employee ceases employment with the Company. The plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post-employment provisions will forfeit 50% of unvested previously granted awards unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested awards previously granted. Distributions of remaining awards granted on or before January 1, 2009 to former employees will occur within 90 days of the anniversary of the termination of employment date over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year. Distributions of remaining awards granted on or after January 1, 2010 to former employees will occur over the remaining vesting schedule applicable to each grant. Through September 30, 2013, a total of 78,312 shares have been distributed under these post-employment provisions. These distributions are included in the Stock Plans activity tables above.

 11. Income Taxes

Income tax expense for the three and nine months ended September 30, 2013 and 2012 differs from the U.S. federal statutory rate due to the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation. Deferred income taxes arise primarily due to the amortization of the deferred tax assets recognized in connection with the Common Stock offerings (Note 4), differences in the valuation of financial assets and liabilities, and for other temporary differences arising from the deductibility of compensation and depreciation expenses in different time periods for book and tax return purposes.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

At September 30, 2013, accumulated earnings held by non-U.S. subsidiaries totaled $1.06 billion (at December 31, 2012 $969.8 million). Of this amount, approximately $416.7 million (at December 31, 2012 $380.6 million) is attributable to earnings of the Company's foreign subsidiaries that are considered “pass-through” entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for U.S. tax purposes and when they are remitted. With respect to certain of these subsidiaries’ accumulated earnings (approximately $315.5 million and $297.5 million as of September 30, 2013 and December 31, 2012, respectively), repatriation would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution. The Company has not provided for its proportionate share of these additional foreign taxes as it does not intend to repatriate these earnings in the foreseeable future. For the same reason, the Company has not provided deferred U.S. tax on cumulative translation adjustments associated with these earnings.

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

12. Commitments, Contingencies and Guarantees

Litigation

The Company is subject to certain pending and threatened legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. IBG, Inc. has not been able to quantify the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Management believes that the resolution of these actions will not have a material effect, if any, on the Company's business or financial condition, but may have a material impact on the results of operations for a given period.

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

IBG, Inc. accounts for potential losses related to litigation in accordance with ASC 450, Contingencies. As of September 30, 2013 and December 31, 2012, reserves provided for potential losses related to litigation matters were not material.

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Significant transactions and balances between the Operating Companies occur, primarily as a result of certain Operating Companies holding exchange or clearing organization memberships, which are utilized to provide execution and clearing services to affiliates. Charges for transactions between segments are designed to approximate full costs. Intra-segment and intra-region income and expenses and related balances have been eliminated in this segment and geographic information to reflect the external business conducted in each segment or geographical region. Corporate items include non-allocated corporate income and expenses that are not attributed to segments for performance measurement, corporate assets and eliminations.

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three and nine months ended September 30, 2013 and 2012, and to total assets as of September 30, 2013 and December 31, 2012 (millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenues:
Electronic brokerage	$194.7	$167.6	$602.5	$498.3
Market making	130.9	154.1	221.9	387.8
Corporate and eliminations	0.7	(3.1)	1.9	(2.7)
Total net revenues	$326.3	$318.6	$826.3	$883.4

Income before income taxes:
Electronic brokerage	$108.4	$80.8	$342.7	$254.4
Market making	87.5	90.2	66.1	180.2
Corporate and eliminations	0.5	1.6	3.7	(3.8)
Total income before income taxes	$196.4	$172.6	$412.5	$430.8

	September 30,	December 31,
	2013	2012
Assets:
Electronic brokerage	$29,612.5	$25,741.5
Market making	12,513.3	12,730.8
Corporate and eliminations	(5,848.8)	(5,272.7)
Total assets	$36,277.0	$33,199.6

The Company operates its automated global business in U.S. and international markets on more than 100 exchanges and market centers. A significant portion of IBG, Inc.’s net revenues are generated by subsidiaries operating outside the United States. International operations are comprised of electronic brokerage and market making activities in 23 countries in Europe, Asia and the Americas (outside the United States). The following table presents total net revenues and income before income taxes by geographic area for the three and nine months ended September 30, 2013 and 2012 (millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenues:
United States	$265.4	$237.1	$597.3	$645.4
International	59.5	86.0	227.2	243.4
Corporate and eliminations	1.4	(4.5)	1.8	(5.4)
Total net revenues	$326.3	$318.6	$826.3	$883.4

Income before income taxes:
United States	$180.9	$134.1	$331.9	$348.0
International	14.3	38.3	76.9	89.1
Corporate and eliminations	1.2	0.2	3.7	(6.3)
Total income before income taxes	$196.4	$172.6	$412.5	$430.8

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

14. Regulatory Requirements

At September 30, 2013, aggregate excess regulatory capital for all of the Operating Companies was $2.91 billion.

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

	Net Capital/
	Eligible Equity	Requirement	Excess
IB LLC	$1,922.0	$283.0	$1,639.0
TH LLC	470.0	50.5	419.5
THE	654.3	169.3	485.0
Other regulated Operating Companies	404.7	34.0	370.7
	$3,451.0	$536.8	$2,914.2

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain entities within IBG, Inc. are subject to other regulatory restrictions and requirements.

At September 30, 2013, all of the regulated Operating Companies were in compliance with their respective regulatory capital requirements.

15. Related Party Transactions

Receivable from affiliate represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (Note 4).

Included in receivables from and payables to customers in the accompanying unaudited condensed consolidated statements of financial condition as of September 30, 2013 and December 31, 2012 were accounts receivable from directors, officers and their affiliates of $14.3 million and $1.1 million and payables of $268.8 million and $745.0 million, respectively.

 16. Subsequent Events

As required by ASC 855-10-50, the Company has evaluated subsequent events for adjustment to or disclosure in its unaudited condensed consolidated financial statements through the date the unaudited condensed consolidated financial statements were issued.

Recently, a small number of the Company's brokerage customers took relatively large positions in four securities listed on the Singapore Exchange.  In early October, within a very short timeframe, these securities lost over 90% of their value.  The customer accounts were margined and fell into deficits to the extent of approximately $68 million in aggregate, as measured shortly after the event. The maximum aggregate loss, which would occur if the securities’ prices all fell to zero and none of the debts were collected, would be approximately $84 million. The Company is currently pursuing the collection of the debts.  The ultimate effect of this incident on the Company's results will depend upon market conditions and the outcome of the Company's debt collection efforts.

No other recordable or disclosable events, not otherwise reported in these financial statements or the notes thereto, occurred.

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

We are an automated global electronic broker and market maker specializing in executing and clearing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 100 electronic exchanges and trading venues around the world and offering custody, prime brokerage, stock and margin borrowing services.  Since our inception in 1977, we have focused on developing proprietary software to automate broker-dealer functions.  The advent of electronic exchanges in the last 23 years has provided us with the opportunity to integrate our software with an increasing number of exchanges and trading venues into one automatically functioning, computerized platform that requires minimal human intervention.

Business Segments

The Company reports its results in two business segments, electronic brokerage and market making.  These segments are analyzed separately as we derive our revenues from these two principal business activities as well as allocate resources and assess performance.

•
Electronic Brokerage.  We conduct our electronic brokerage business through our Interactive Brokers (“IB”) subsidiaries.  As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers.  Capitalizing on the technology originally developed for our market making business, IB’s award-winning systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account.  We offer our customers access to all classes of tradable, exchange-listed products, including stocks, bonds, options, futures, forex and mutual funds traded on more than 100 exchanges and market centers and in 22 countries around the world seamlessly.

Our customer base is diverse, with respect to geography and segments.  Currently, more than half of our customers are located outside the U.S., residing in over 190 countries.  More than 40% of our customers are institutional accounts, including hedge funds, financial advisors, proprietary trading desks and introducing brokers.  We have developed specialized products and services that have been successful in attracting these accounts.  For example, we offer prime brokerage services including capital introduction and securities lending to hedge funds; and our model portfolio technology, automated share allocation and rebalancing tools are particularly attractive to financial advisors.  The IB Money Manager Marketplace allows wealth advisors to search for money managers and assign them to client accounts based on their investment strategy.  In addition, IBEmployeeTrackSM is widely used by compliance officers of financial institutions to streamline the process of tracking their employees’ brokerage activities.

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

•
Market Making.  We conduct our market making business through our Timber Hill subsidiaries.  As one of the largest market makers on many of the world’s leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over 866,000 tradable, exchange-listed products.  As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold.  Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time.  Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, minimizing the risk of our portfolio at all times.  This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios.

  When we use the terms “we,” “us,” and “our,” we mean IBG, Inc. and its subsidiaries for the periods presented.

Executive Overview

Third Quarter Results:  Diluted earnings per share on a comprehensive basis were $0.39 for the quarter ended September 30, 2013 as compared to comprehensive diluted earnings per share of $0.30 for the same period in 2012.

Reported results on a comprehensive basis reflect the GAAP convention that requires the reporting of currency translation results contained in other comprehensive income (“OCI”) as part of reportable earnings.

Currency translation effects are largely a result of our currency strategy.  We have determined to base our net worth in GLOBALs, a self-defined basket of currencies in which we maintain our equity.  As a result, approximately 62% of our equity is denominated in currencies other than U.S. dollars1.  The effects of our currency strategy appear in two places in the financial statements: (1) as a component of trading gains in the unaudited condensed consolidated statement of comprehensive income and (2) as OCI in the unaudited condensed consolidated statement of financial condition.  As described above, the full effect of the GLOBAL is captured in comprehensive income.

On a non-comprehensive basis, which excludes the effect of changes in the U.S. dollar value of the Company’s non-U.S. subsidiaries, diluted earnings per share were $0.32 for the three months ended September 30, 2013, as compared to $0.26 for the three months ended September 30, 2012.

In light of the weakening of the U.S. dollar against a number of other currencies, adding OCI to net income increased diluted comprehensive earnings per share by $0.07 for the current quarter.

Consolidated:  For the three months ended September 30, 2013, our net revenues were $326.3 million and income before income taxes was $196.4 million, as compared to net revenues of $318.6 million and income before income taxes of $172.6 million for the corresponding period in 2012.  This increase was driven by higher commissions and execution fees and higher net interest income, partially offset by a decrease in trading gains.  Commissions and execution fees increased from the year-ago quarter, reflecting growth in customer accounts and higher average trading activity per customer.  The decrease in trading gains was a result of a continued lackluster market making environment marked by low volatility and lower actual to implied volatility.  As a result of the weakening of the U.S. dollar and our currency diversification strategy, currency translation increased trading gains by $46.2 million this quarter compared to a gain of $41.5 million in the year-ago quarter.  Our pretax margin for the three months ended September 30, 2013 was 60%, as compared to 54% for the corresponding period in 2012.

Brokerage:  During the three months ended September 30, 2013, income before income taxes in our electronic brokerage segment increased 34%, to $108.4 million from $80.8 million, in the three months ended September 30, 2012, driven by increased commissions and execution fees and higher net interest income.  Commissions increased by 20% from the year-ago quarter on higher customer volume in options, futures and stocks and continued account growth.  Total customer Daily Average Revenue Trades (“DARTs”) increased by 21% from the same period last year.  The increase in net interest income was attributable to higher net interest earned on larger customer cash and margin balances compared to the year-ago period as well as an increase in net fees earned from securities borrowed and loaned transactions.  Customer equity grew by 31%, to $41.4 billion, from the year-ago quarter2.  Pretax margin increased from 48% to 56% for the three months ended September 30, 2012 and 2013, respectively, as we continue to leverage our highly automated brokerage model.

Market Making:  During the three months ended September 30, 2013, income before income taxes in our market making segment decreased 3%, to $87.5 million from $90.2 million, in the three months ended September 30, 2012.  This reflects a $26.5 million decrease in trading gains from the year-ago quarter.  Removing the effects of currency translation, the Market Making segment produced $41.3 million pretax income in this quarter, compared to $48.7 million for the same period last year.  Trading gains were negatively impacted by a lackluster market making environment with low volatility and lower actual to implied volatility.  The average CBOE Volatility Index, or VIX®, declined by 12% from the year-ago quarter.

Execution and clearing expenses were 31% lower during the three months ended September 30, 2013 than in the year-ago quarter due to lower options trading volume, which was down 16% from the year-ago quarter.  Pretax margin increased to 67% in the third quarter of 2013 from 59% in the corresponding period of 2012.  Excluding currency translation effects, pretax margin was 49%, as compared to 43% in the prior year quarter.  The increase in pretax margin was attributable to a 33% decrease in fixed expenses and currency translation gains.

Nine Months Results:  Diluted earnings per share on a comprehensive basis were $0.59 for the nine months ended September 30, 2013 as compared to comprehensive diluted earnings per share of $0.71 for the same period in 2012.

1 For a full description of our currency strategy, please see pages 54 - 55, Foreign Currency Exposure.

2 Approximately 10% of the $9.9 billion increase in customer equity was due to the reclassification of certain related accounts from “non-customer” to “customer”, which are regulatory distinctions.

On a non-comprehensive basis, which excludes the effect of changes in the U.S. dollar value of the Company’s non-U.S. subsidiaries, diluted earnings per share were $0.67 for the nine months ended September 30, 2013, as compared to $0.70 for the nine months ended September 30, 2012.

In light of the overall strengthening of the U.S. dollar against a number of other currencies, adding OCI to net income decreased diluted comprehensive earnings per share by $0.08 for the nine months ended September 30, 2013.

Consolidated:  For the nine months ended September 30, 2013, our net revenues were $826.3 million and income before income taxes was $412.5 million, as compared to net revenues of $883.4 million and income before income taxes of $430.8 million for the corresponding period in 2012.  This decrease was driven by lower trading gains, partially offset by an increase in commissions and execution fees and an increase in net interest income.  The decrease in trading gains was a result of a subdued market making environment and negative currency translation effects as compared to the nine months ended September 30, 2012.  As a result of the strengthening of the U.S. dollar, currency translation decreased trading gains by $57.3 million for the first nine months of the year compared to a negative impact of $0.5 million in the year-ago period.  Commissions and execution fees increased from the same period last year due to higher customer volume.  The reduction in expenses was attributable to lower execution and clearing fees and lower employee compensation and benefits, as compared to the year-ago period.  Our pretax margin for the nine months ended September 30, 2013 was 50%, as compared to 49% for the corresponding period in 2012.

Brokerage:  During the nine months ended September 30, 2013, income before income taxes in our electronic brokerage segment increased 35%, to $342.7 million from $254.4 million, in the nine months ended September 30, 2012.  The drivers were increased commissions and execution fees and net interest income, partially offset by an increase in execution and clearing fee expenses.  Commissions increased by 22% from the year-ago period on higher customer volume in options, futures and stocks.  Total DARTs from cleared and execution only customers increased by 16% from the same period last year.  Execution and clearing expenses were 12% higher on increased customer volume.  The increase in net interest income was attributable to larger customer cash and margin balances compared to the year-ago period as well as an increase in net fees earned from securities borrowed and loaned transactions.  Pretax margin increased from 51% to 57% for the nine months ended September 30, 2012 and 2013, respectively.

Market Making:  During the nine months ended September 30, 2013, income before income taxes in our market making segment decreased 63%, to $66.1 million from $180.2 million, in the nine months ended September 30, 2012.  This reflects a $170.7 million decrease in trading gains from the prior year period.  Removing the effects of currency translation, the Market Making segment produced $123.4 million pretax income in the first nine months of 2013, as compared to $180.7 million for the same period last year.  Trading gains were negatively impacted by an unfavorable market making environment with low volatility.

Currency translation effects decreased trading gains by $56.8 million more than in the corresponding period in 2012, reflecting a $57.3 million loss compared to a $0.5 million loss in the first nine months of 2012.  Execution and clearing expenses were 28% lower during the nine months ended September 30, 2013 than in the prior year period due to an 11% decrease in options volume.  Pretax margin decreased to 30% for the first nine months of 2013, as compared to 47% in the corresponding period of 2012.  Excluding currency translation effects, pretax margin was 44%, as compared to 47% in the prior year period.

Subsequent Event, anticipated increase in customer bad debt reserve

Recently, a small number of our brokerage customers took relatively large positions in four securities listed on the Singapore Exchange.  In early October, within a very short timeframe, these securities lost over 90% of their value.  The customer accounts were margined and fell into deficits to the extent of approximately $68 million in aggregate, as measured shortly after the event. The maximum aggregate loss, which would occur if the securities’ prices all fell to zero and none of the debts were collected, would be approximately $84 million.  We are currently pursuing the collection of the debts.  The ultimate effect of this incident on our results will depend upon market conditions and the outcome of our debt collection efforts.

The following tables present historical trading volumes for our business.  Volumes are among several drivers in our business.

TRADE VOLUMES:
(in 000's, except %)					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2009	93,550		127,338		13,636		234,524		934
2010	75,169	-20%	133,658	5%	18,732	37%	227,559	-3%	905
2011	63,602	-15%	160,567	20%	19,187	2%	243,356	7%	968
2012	60,421	-5%	150,000	-7%	16,118	-16%	226,540	-7%	904

3Q2012	14,405		36,246		3,435		54,086		865
3Q2013	15,522	8%	42,597	18%	4,586	34%	62,705	16%	987

CONTRACT AND SHARE VOLUMES:
(in 000’s, except %)

TOTAL	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2009	643,380		82,345		75,449,891
2010	678,856	6%	96,193	17%	84,469,874	12%
2011	789,370	16%	106,640	11%	77,730,974	-8%
2012	698,140	-12%	98,801	-7%	65,872,960	-15%

3Q2012	169,745		24,020		15,364,650
3Q2013	153,153	-10%	29,666	24%	22,989,713	50%

MARKET MAKING	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2009	428,810		15,122		26,205,229
2010	435,184	1%	15,371	2%	19,165,000	-27%
2011	503,053	16%	15,519	1%	11,788,769	-38%
2012	457,384	-9%	12,660	-18%	9,339,465	-21%

3Q2012	110,549		3,007		2,347,903
3Q2013	93,254	-16%	4,263	42%	3,169,320	35%

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

CONTRACT AND SHARE VOLUMES, continued:
(in 000’s, except %)

BROKERAGE TOTAL	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2009	214,570		67,223		49,244,662
2010	243,672	14%	80,822	20%	65,304,874	33%
2011	286,317	18%	91,121	13%	65,942,205	1%
2012	240,756	-16%	86,141	-5%	56,533,495	-14%

3Q2012	59,196		21,013		13,016,747
3Q2013	59,899	1%	25,403	21%	19,820,393	52%

BROKERAGE CLEARED	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2009	93,868		66,241		46,627,344
2010	103,054	10%	79,144	19%	62,077,741	33%
2011	145,993	42%	89,610	13%	63,098,072	2%
2012	144,539	-1%	84,794	-5%	54,371,351	-14%

3Q2012	37,174		20,686		12,594,066
3Q2013	42,668	15%	25,017	21%	18,820,414	49%

Note:

1.      Futures contract volume includes options on futures.

BROKERAGE STATISTICS
(in 000's, except % and where noted)
	3Q2013	3Q2012	% Change
Total Accounts	231	205	13%
Customer Equity (in billions) *	$41.4	$31.5	31%

Cleared DARTs	426	369	15%
Total Customer DARTs	471	390	21%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$4.32	$4.23	2%
DART per Avg. Account (Annualized)	469	456	3%
Net Revenue per Avg. Account (Annualized)	$3,291	$3,216	2%
______________________________________________________________________
* Excludes non-customers.  Approximately 10% of the $9.9 billion increase in customer equity was due to the reclassification of certain related accounts from “non-customer” to “customer”, which are regulatory distinctions.

Business Environment

During the third quarter, we continued to see strong growth in customer accounts, margin balances and customer equity.  Customer accounts grew by 13%, which exceeded the growth rate of other large eBrokers.  Margin balances grew 38% year over year as customers took advantage of our low financing rates.  As an example, the highest borrowing rate we charged customers on U.S. dollar balances, on average, was 1.59% for the third quarter of 2013.  Market values continued to rise as U.S. indexes added to their strong gains from the first half of the year, with the S&P 500 Index climbing 17% over its year-ago level.  This partially contributed to our 31% increase in customer equity, with the remaining increase driven by new account growth as well as existing accounts transferring more assets to our platform.

Exchange traded volumes and volatility levels were more subdued than in the second quarter of this year, during which there was a temporary increase in market activity.  Compared to the year ago quarter, volatility levels were significantly lower and exchange traded volumes were slightly higher.  In general, volatility and trading volumes are directly correlated to the profits of our brokerage and market making businesses.  This environment weighed on trading gains and commission revenues during the quarter when comparing our results on a sequential basis.

We maintained our position as the largest U.S. electronic broker as measured by number of customer revenue trades.  Our customers’ trading activity continued to outpace the industry, with a 21% year-over-year increase in DARTs.  By comparison, global trading volumes in exchange-listed equity-based options increased by 2% both globally and in the U.S., as compared to the corresponding quarter in 2012, according to data received from exchanges worldwide.

This environment of historical low volatility depressed our market making earnings, although our trading gains were boosted this quarter by positive currency movements as described below.  Our market making profits are generally correlated with market volatility since we typically maintain an overall long volatility position, which protects us against a severe market dislocation in either direction.  Based on the VIX® the average volatility during the third quarter was approximately 12% lower than it was in the third quarter of 2012 and 4% lower than the previous quarter.  The ratio of actual to implied volatility is also meaningful to our results, because the cost of hedging our positions is based on implied volatility while our trading profits are, in part, based on actual market volatility.  A higher ratio of actual to implied volatility is generally favorable and a lower ratio generally has a negative effect on our trading gains.  This ratio averaged approximately 63% during the third quarter, as compared to 95% in the second quarter of 2013 and 71% in the year-ago quarter.

Currency movements positively impacted our performance as the U.S. dollar weakened against a number of the currencies in the GLOBAL, a self-defined currency basket in which we base our equity.  As a global market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk.  We actively manage this exposure by maintaining our net worth in GLOBALs.  Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL expressed in U.S. dollars affects our earnings.  As of September 30, 2013, 62% of the GLOBAL was comprised of foreign currencies.  During the third quarter of 2013, the value of the GLOBAL as expressed in U.S. dollars increased 1.5% from the previous quarter-end, which positively affected our comprehensive earnings and partially offset the negative impact of lower year-over-year volatilities this quarter.

During the third quarter of 2013 we accounted for approximately 8.7% of the exchange-listed equity-based options (including options on ETFs and stock index products) volume traded worldwide and approximately 11.7% of exchange-listed equity-based options volume traded in the U.S.  This compares to approximately 9.9% of the exchange-listed equity-based options volume traded worldwide and approximately 13.4% of the exchange-listed equity-based options volume traded in the U.S. in the third quarter of 2012.  Note that market share is not directly correlated with our profits.

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

•
The practice of internalization of order flow by brokers and the expanded use of so-called “dark pools”, which may exclude certain market participants from interacting with marketable orders, may reduce liquidity and transparency in the securities markets.

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

Results of Operations

The tables in the period comparisons below provide summaries of our revenues and expenses.  The period-to-period comparisons below of financial results are not necessarily indicative of future results.  The following table sets forth our unaudited condensed consolidated results of operations for the indicated periods:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(in millions, except share and per share data)

Revenues:
Trading gains	$123.3	$149.7	$201.4	$372.0
Commissions and execution fees	120.4	100.5	378.0	309.5
Interest income	74.0	65.4	220.6	200.6
Other income	20.8	17.2	65.0	50.8

Total revenues	338.5	332.8	865.0	932.9

Interest expense	12.2	14.2	38.7	49.5

Total net revenues	326.3	318.6	826.3	883.4

Non-interest expenses:
Execution and clearing	56.0	61.7	180.3	192.5
Employee compensation and benefits	44.3	57.7	148.6	180.2
Occupancy, depreciation and amortization	9.3	9.0	28.6	28.9
Communications	6.2	6.0	17.4	17.2
General and administrative	14.1	11.6	38.9	33.8

Total non-interest expenses	129.9	146.0	413.8	452.6

Income before income taxes	196.4	172.6	412.5	430.8

Income tax expense	10.4	14.7	31.2	34.4

Net income	186.0	157.9	381.3	396.4

Less net income attributable to noncontrolling interests	169.5	145.4	347.9	364.8

Net income (loss) attributable to common stockholders	$16.5	$12.5	$33.4	$31.6

Earnings (loss) per share :
Basic	$0.33	$0.26	$0.68	$0.70
Diluted	$0.32	$0.26	$0.67	$0.70

Weighted average common shares outstanding:
Basic	49,966,050	47,488,459	48,807,321	46,588,213
Diluted	50,988,214	47,679,818	49,981,664	46,865,770

Comprehensive income:
Net income (loss) attributable to common stockholders	$16.5	$12.5	$33.4	$31.6
Other comprehensive income:
Cumulative translation adjustment, before income taxes	3.7	3.0	(4.0)	1.3
Income taxes related to items of other comprehensive income	0.1	1.1	(0.3)	0.5
Other comprehensive income (loss), net of tax	3.6	1.9	(3.7)	0.8
Comprehensive income (loss) attributable to common stockholders	$20.1	$14.4	$29.7	$32.4

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	$169.5	$145.4	$347.9	$364.8
Other comprehensive income (loss) - cumulative translation adjustment	26.0	22.0	(29.6)	9.9
Comprehensive income attributable to noncontrolling interests	$195.5	$167.4	$318.3	$374.7

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Net Revenues

Total net revenues for the quarter ended September 30, 2013 increased $7.7 million or 2%, to $326.3 million from $318.6 million during the quarter ended September 30, 2012.  The increase in net revenues was primarily due to higher commissions and execution fees and higher net interest income, partially offset by a decrease in trading gains compared to the year-ago quarter.  Trading volume is an important driver of revenues and costs for both our electronic brokerage and market making segments.  Our third quarter 2013 volumes in options decreased 10% from year-ago levels while futures contracts and stock shares volumes increased 24% and 50%, respectively.

Trading Gains.  Trading gains for the quarter ended September 30, 2013 decreased $26.4 million, or 18%, to $123.3 million from $149.7 million for the quarter ended September 30, 2012. Removing the effects of currency translation, the Market Making segment produced $77.0 million in trading gains in this quarter, compared to $108.2 million in trading gains for the same period last year.  As market makers, we provide liquidity by buying from sellers and selling to buyers.  During the quarter ended September 30, 2013, our market making operations executed 15.5 million trades, an increase of 8% as compared to the number of trades executed in the quarter ended September 30, 2012.  Marketing making options contract volume decreased 16% while futures contracts and stock shares volumes increased 42% and 35%, respectively, as compared to the year-ago quarter.  Trading gains reflected a currency translation gain of $46.2 million during the current quarter compared to a $41.5 million gain in same period of 2012.  As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in a basket of currencies we call the GLOBAL.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Trading gains were negatively impacted by a 12% decrease in average volatility, as measured by the VIX®, in the three months ended September 30, 2013 as compared to the year-ago quarter.  Further, the ratio of actual to implied volatility decreased by 11% to 63%, as compared to the year-ago quarter.  As a result, after removing the effects of currency translation, our trading gains were approximately 29% lower than those of the year-ago quarter.

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

Commissions and Execution Fees.  Commissions and execution fees for the quarter ended September 30, 2013 increased $19.9 million, or 20%, to $120.4 million, as compared to the quarter ended September 30, 2012, reflecting growth in customer accounts and higher average trading activity per customer.  Cleared customer options, futures and stock volumes increased 15%, 21% and 49%, respectively.  Total DARTs for cleared and execution-only customers for the quarter ended September 30, 2013 increased 21% to approximately 471,000, as compared to approximately 390,000 during the quarter ended September 30, 2012.  Average commission per DART for cleared customers, for the quarter ended September 30, 2013, increased by 2% to $4.32, as compared to $4.23 for the quarter ended September 30, 2012.  DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 15% to approximately 426,000, for the quarter ended September 30, 2013, as compared to approximately 369,000 for the quarter ended September 30, 2012.  The number of customer accounts grew by 13% to approximately 231,000 at September 30, 2013, as compared to approximately 205,000 at September 30, 2012.  Customer equity grew by 31%, to $41.4 billion, from the year-ago quarter-end.

Interest Income and Interest Expense.  Net interest income (interest income less interest expense) for the quarter ended September 30, 2013 increased $10.6 million, or 21%, to $61.8 million, as compared to the quarter ended September 30, 2012.  The increase in net interest income was driven by higher customer cash and margin balances and higher net fees earned from securities borrowed and loaned transactions.

Net interest income on customer balances increased $4.4 million compared to the year-ago quarter.  Average customer cash balances increased by 21%, to $24.00 billion, while average customer fully secured margin borrowings increased 35% to $12.03 billion, for the quarter ended September 30, 2013, as compared to $19.78 billion and $8.88 billion, respectively, for the quarter ended September 30, 2012.  The average Fed Funds effective rate decreased five basis points to 0.09% for the quarter ended September 30, 2013 as compared to the quarter ended September 30, 2012.

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

Average securities borrowed increased by 22%, to $3.43 billion and average securities loaned increased by 20%, to $2.26 billion, for the quarter ended September 30, 2013.  Net interest earned from securities borrowed and loaned is also affected by the level of demand for securities positions held by our market making companies and by our customers.  During the quarter ended September 30, 2013, net fees earned by our brokerage and market making segments from securities borrowed and loaned transactions increased $6.1 million compared to the quarter ended September 30, 2012.

Other Income.  Other income, for the quarter ended September 30, 2013, increased $3.6 million, or 21%, to $20.8 million, as compared to the quarter ended September 30, 2012.  The increase was primarily due to gains on non-market making securities.

Non-Interest Expenses

Non-interest expenses, for the quarter ended September 30, 2013, decreased by $16.1 million, or 11%, to $129.9 million from $146.0 million, during the quarter ended September 30, 2012.  The decrease was primarily due to lower execution and clearing fees in the market making segment and lower employee compensation and benefits expenses.  As a percentage of total net revenues, non-interest expenses decreased to 40% for the quarter ended September 30, 2013 from 46% during the corresponding period in 2012.

Execution and Clearing.  Execution and clearing expenses for the quarter ended September 30, 2013, decreased $5.7 million, or 9%, to $56.0 million, as compared to the quarter ended September 30, 2012.  The decrease is in line with the trading volume fluctuations in the quarter. and an increase in the proportion of our market maker executions on exchanges and ECNs with make-or-take revenue models.  As a market maker under the make-or-take fee model, we are paid for providing liquidity instead of being charged payment-for-order flow fees.

Employee Compensation and Benefits.  Employee compensation and benefits expenses, for the quarter ended September 30, 2013, decreased by $13.4 million, or 23%, to $44.3 million, as compared to the quarter ended September 30, 2012, reflecting the non-recurrence of a special employee Stock Incentive Plan (“SIP”) grant made in 2012 and forfeiture of SIP units.  The average number of employees was 885 for the quarter ended September 30, 2013, in line with the year-ago quarter, although within that total, the electronic brokerage segment count increased while market making was reduced.  As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff.  As a percentage of total net revenues, employee compensation and benefits expenses were 14% and 18% for the quarters ended September 30, 2013 and 2012, respectively.

General and Administrative.  General and administrative expenses, for the quarter ended September 30, 2013, increased $2.5 million, or 22% to $14.1 million, as compared to the quarter ended September 30, 2012.  The increase in general and administrative expenses was primarily due to increases in litigation settlement and bad debt expenses.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Net Revenues

Total net revenues for the nine months ended September 30, 2013 decreased $57.1 million or 6%, to $826.3 million from $883.4 million during the nine months ended September 30, 2012.  The decrease in net revenues was primarily due to lower trading gains compared to the year-ago quarter, partially offset by increases in commissions and execution fees and net interest income.  Trading volume is an important driver of revenues and costs for both our electronic brokerage and market making segments.  During the nine months ended September 30, 2013 our volumes in options decreased 6% from prior year levels while futures contracts and stock shares volumes increased 27% and 41%, respectively.

Trading Gains.  Trading gains for the nine months ended September 30, 2013 decreased $170.6 million, or 46%, to $201.4 million from $372.0 million for the nine months ended September 30, 2012.  Removing the effects of currency translation, the Market Making segment produced $258.6 million in trading gains in the nine months ended September 30, 2013, compared to $372.5 million in trading gains for the same period last year.  As market makers, we provide liquidity by buying from sellers and selling to buyers.  During the nine months ended September 30, 2013, our market making operations executed 50.9 million trades, an increase of 11% as compared to the number of trades executed in the nine months ended September 30, 2012.  Market Making options contract volume decreased 11% while futures contracts and stock shares volumes increased 47% and 44%, respectively, as compared to the year-ago period.  The decrease in trading gains was amplified by a $56.8 million increase in currency losses.  Trading gains reflected a currency translation loss of $57.3 million during the first nine months of the year, compared to a $0.5 million loss in same period of 2012.  As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in a basket of currencies we call the GLOBAL.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Trading gains were negatively impacted by a 22% decrease in average volatility, as measured by the VIX®, in the nine months ended September 30, 2013 as compared to the year-ago period.  As a result, our trading gains, after removing the effects of currency translation, were approximately 31% lower than those of the year-ago period.

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

Commissions and Execution Fees.  Commissions and execution fees for the nine months ended September 30, 2013 increased $68.5 million, or 22%, to $378.0 million, as compared to the nine months ended September 30, 2012, driven by continued customer account growth and increased customer activity.  Cleared customer options, futures and stock volumes increased 22%, 24% and 39%, respectively.  Total DARTs for cleared and execution-only customers for the nine months ended September 30, 2013 increased 16% to approximately 481,000, as compared to approximately 415,000 during the nine months ended September 30, 2012.  Average commission per DART for cleared customers, for the nine months ended September 30, 2013, increased by 8% to $4.48, as compared to $4.14 for the nine months ended September 30, 2012.  DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 13% to approximately 437,000, for the nine months ended September 30, 2013, as compared to approximately 386,000 for the nine months ended September 30, 2012.

Interest Income and Interest Expense.  Net interest income (interest income less interest expense) for the nine months ended September 30, 2013 increased $30.8 million, or 20%, to $181.9 million, as compared to the nine months ended September 30, 2012.  The increase in net interest income was driven by higher customer cash and margin balances and higher net fees earned from securities borrowed and loaned transactions.

Net interest income on customer balances increased $11.4 million compared to the year-ago quarter.  Average customer cash balances increased by 20%, to $22.88 billion, while average customer fully secured margin borrowings increased 37% to $11.44 billion, for the nine months ended September 30, 2013, as compared to $19.12 billion and $8.38 billion, respectively, for the nine months ended September 30, 2012.  The average Fed Funds effective rate decreased one basis point to 0.12% for the nine months ended September 30, 2013.

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

Average securities borrowed increased by 18%, to $3.45 billion and average securities loaned increased by 23%, to $2.17 billion, for the nine months ended September 30, 2013.  Net interest earned from securities borrowed and loaned is also affected by the level of demand for securities positions held by our market making companies and by our customers.  During the nine months ended September 30, 2013, net fees earned by our brokerage and market making segments from securities borrowed and loaned transactions increased $18.6 million as compared to the nine months ended September 30, 2012.

Other Income.  Other income, for the nine months ended September 30, 2013, increased $14.2 million, or 28%, to $65.0 million, as compared to the nine months ended September 30, 2012.  The increase was due to increased gains on non-market making investments and dividend income on an exchange investment.

Non-Interest Expenses

Non-interest expenses, for the nine months ended September 30, 2013, decreased by $38.8 million, or 9%, to $413.8 million from $452.6 million, during the nine months ended September 30, 2012.  The decrease was primarily due to lower employee compensation and benefits expenses and lower execution and clearing fees in the market making segment.  As a percentage of total net revenues, non-interest expenses decreased to 50% for the nine months ended September 30, 2013 from 51% during the corresponding period in 2012.

Execution and Clearing.  Execution and clearing expenses for the nine months ended September 30, 2013, decreased $12.2 million, or 6%, to $180.3 million, as compared to the nine months ended September 30, 2012.  The decrease resulted from a 6% drop in options volume and an increase in the proportion of our market maker executions on exchanges and ECNs with make-or-take revenue models.  As a market maker under the make-or-take fee model, we are paid for providing liquidity instead of being charged payment-for-order flow fees.

Employee Compensation and Benefits.  Employee compensation and benefits expenses, for the nine months ended September 30, 2013, decreased by $31.6 million, or 18%, to $148.6 million, as compared to the nine months ended September 30, 2012, reflecting the non-recurrence of a special employee Stock Incentive Plan grant made in 2012 and lower incentive compensation related expenses. The average number of employees increased 1% to 888 for the nine months ended September 30, 2013, as compared to 884  for the corresponding period in 2012.  As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff.  As a percentage of total net revenues, employee compensation and benefits expenses were 18% and 20% for the nine months ended September 30, 2013 and 2012, respectively.

General and Administrative.  General and administrative expenses, for the nine months ended September 30, 2013, increased $5.1 million, or 15% to $38.9 million, as compared to the nine months ended September 30, 2012.  The increase in general and administrative expenses was primarily due to increases in bad debt, litigation settlement and advertising expenses.

Business Segments

The following table sets forth the net revenues and non-interest expenses and income before income taxes of our business segments:

		Three Months		Nine Months
		Ended September 30,		Ended September 30,
		2013	2012	2013	2012
		(in millions)

Electronic Brokerage	Net revenues	$194.7	$167.6	$602.5	$498.3
	Non-interest expenses	86.3	86.8	259.8	243.9

	Income (loss) before income taxes	$108.4	$80.8	$342.7	$254.4

	Pre-tax profit margin	56%	48%	57%	51%

Market Making	Net revenues	$130.9	$154.1	$221.9	$387.8
	Non-interest expenses	43.4	63.9	155.8	207.6

	Income (loss) before income taxes	$87.5	$90.2	$66.1	$180.2

	Pre-tax profit margin	67%	59%	30%	46%

Corporate*	Net revenues	$0.7	($3.1)	$1.9	($2.7)
	Non-interest expenses	0.2	(4.7)	(1.8)	1.1

	Income (loss) before income taxes	$0.5	$1.6	$3.7	($3.8)

Total	Net revenues	$326.3	$318.6	$826.3	$883.4
	Non-interest expenses	129.9	146.0	413.8	452.6

	Income (loss) before income taxes	$196.4	$172.6	$412.5	$430.8

	Pre-tax profit margin	60%	54%	50%	49%
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

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(in millions)

Revenues:
Commissions and execution fees	$120.4	$100.5	$378.0	$309.5
Interest income	61.1	53.0	184.4	157.2
Other income	18.5	20.1	57.2	53.8

Total revenues	200.0	173.6	619.6	520.5

Interest expense	5.3	6.0	17.1	22.2

Total net revenues	194.7	167.6	602.5	498.3

Non-interest expenses:
Execution and clearing	36.7	35.0	113.5	101.3
Employee compensation and benefits	17.3	20.0	55.6	60.6
Occupancy, depreciation and amortization	3.1	3.0	9.4	9.3
Communications	2.8	2.4	7.3	6.7
General and administrative	26.4	26.4	74.0	66.0

Total non-interest expenses	86.3	86.8	259.8	243.9

Income before income taxes	$108.4	$80.8	$342.7	$254.4

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Total net revenues for the quarter ended September 30, 2013 increased $27.1 million, or 16%, to $194.7 million, from $167.6 million during the quarter ended September 30, 2012, driven by higher commissions and execution fees and higher net interest income.  Commissions and execution fees increased $19.9 million, or 20%, and net interest income increased $8.8 million, or 19%, for the quarter ended September 30, 2013 as compared to the corresponding period in 2012.  The increase in commissions and execution fees reflected growth in customer accounts and higher average trading activity per customer.  Cleared customer volume rose in options and futures contracts and stock shares by 15%, 21% and 49%, respectively, for the quarter ended September 30, 2013 from the corresponding period in 2012.  Total DARTs from cleared and execution-only customers for the quarter ended September 30, 2013 increased 21% to approximately 471,000, as compared to approximately 390,000 during the quarter ended September 30, 2012.  DARTs from cleared customers for the quarter ended September 30, 2013 increased 15% to approximately 426,000, as compared to approximately 369,000 during the quarter ended September 30, 2012.  The increase in net interest income was attributable to greater customer credit balances and margin borrowings, along with an increase in net fees from securities borrowed and loaned transactions.  Average customer credit balances grew by 21% and average fully secured customer margin borrowings grew by 35% as compared to the same period last year.  Our fully–paid Stock Yield Enhancement Program continues to provide an additional source of interest revenue that is shared with our participating customers.  Total customer equity grew by 31% to $41.4 billion at September 30, 2013, from $31.5 billion at September 30, 2012.  The number of customer accounts grew by 13% from September 30, 2012 to approximately 231,000 at September 30, 2013.

Electronic brokerage non-interest expenses for the quarter ended September 30, 2013 decreased $0.5 million, or 1%, as compared to the quarter ended September 30, 2012.  Within non-interest expenses, execution and clearing expenses increased by $1.7 million, in line with customer trading volume increases.  Employee compensation and benefits expenses decreased by $2.7 million, or 14% during the quarter ended September 30, 2013 as compared to 2012.  As a percentage of total net revenues, non-interest expenses decreased to 44% for the quarter ended September 30, 2013 as compared to 52% in the corresponding period in 2012.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Electronic brokerage total net revenues for the nine months ended September 30, 2013 increased $104.2 million, or 21%, to $602.5 million, from $498.3 million during the nine months ended September 30, 2012, primarily due to higher commissions and execution fees and higher net interest income. Commissions and execution fees increased $68.5 million, or 22%, and net interest income increased $32.3 million, or 24%, for the nine months ended September 30, 2013 as compared to the corresponding period in 2012.  The increase in commissions and execution fees is directly attributable to higher cleared customer volume, which rose in options and futures contracts and stock shares by 22%, 24% and 39%, respectively, for the nine months ended September 30, 2013 from the corresponding period in 2012.  Total DARTs from cleared and execution-only customers for the nine months ended September 30, 2013 increased 16% to approximately 481,000, as compared to approximately 415,000 during the nine months ended September 30, 2012.  DARTs from cleared customers for the nine months ended September 30, 2013 increased 13% to approximately 437,000, as compared to approximately 386,000 during the nine months ended September 30, 2012.  The increase in net interest income was attributable to greater customer credit balances and margin borrowings, as well as increased net fees from securities borrowed and loaned transactions.  Average customer credit balances grew by 20% and average fully secured customer margin borrowings grew by 37% in the first nine months of 2013 from the same period last year.

Electronic brokerage non-interest expenses for the nine months ended September 30, 2013 increased $15.9 million, or 7%, as compared to the nine months ended September 30, 2012.  Within non-interest expenses, execution and clearing expenses increased by $12.2 million, driven primarily by an increase in customer trading volume.  Employee compensation and benefits expenses decreased by $5.0 million, or 8% during the nine months ended September 30, 2013 as compared to 2012.  The decrease in employee compensation and benefits expense reflects the non-recurrence of the special discretionary grant of restricted stock units awarded in January 2012.  General and administrative expenses increased $8.0 million, during the nine months ended September 30, 2013 as compared to 2012, primarily due to increases in consulting fees for software development.  As a percentage of total net revenues, non-interest expenses decreased to 43% from 49% for the nine months ended September 30, 2013 as compared to the corresponding period in 2012.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(in millions)
Revenues:
Trading gains	$123.2	$149.7	$201.3	$372.0
Interest income	13.3	12.5	37.6	43.9
Other income	1.8	0.4	5.9	0.8

Total revenues	138.3	162.6	244.8	416.7

Interest expense	7.4	8.5	22.9	28.9

Total net revenues	130.9	154.1	221.9	387.8

Non-interest expenses:
Execution and clearing	19.2	27.7	67.3	93.4
Employee compensation and benefits	6.7	13.7	33.0	50.7
Occupancy, depreciation and amortization	1.5	1.6	4.7	5.5
Communications	2.3	2.6	6.5	7.5
General and administrative	13.7	18.3	44.3	50.5

Total non-interest expenses	43.4	63.9	155.8	207.6

Income before income taxes	$87.5	$90.2	$66.1	$180.2

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Market making total net revenues for the quarter ended September 30, 2013 decreased $23.2 million, or 15%, to $130.9 million, from $154.1 million during the quarter ended September 30, 2012.  Trading gains for the quarter ended September 30, 2013 decreased $26.5 million, or 18% from the year-ago quarter.  As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in proportion to a basket of currencies we call the GLOBAL.  The decrease in trading gains was mitigated by a currency translation gain of $46.2 million in the third quarter of 2013 as compared to a $41.5 million gain in the corresponding period in 2012.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Trading gains were negatively impacted by a 12% decrease in average volatility, as measured by the VIX®, which decreased to 14.3, for the three months ended September 30, 2013 as compared to the year-ago quarter.  The market making environment was lackluster, marked by low volatility and lower actual to implied volatility.  As a result, our trading gains, after removing the effects of currency translation, were 29% lower than those of the year-ago quarter.

Market making options contract volume decreased 16%, while futures contracts and stock shares volumes increased 42% and 35%, respectively, in the quarter ended September 30, 2013 as compared to the corresponding period in 2012.

Net interest income for the quarter ended September 30, 2013 increased by $1.9 million to $5.9 million.  The increase was driven by higher net fees earned from securities borrowed and loaned transactions partially offset by lower interest earned on firm cash balances.  As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets.  In the quarter ended September 30, 2013, these factors, together with securities lending activity, produced more interest income than in the third quarter of 2012.

Market making non-interest expenses for the quarter ended September 30, 2013 decreased $20.5 million, or 32%, as compared to the quarter ended September 30, 2012.  The decrease primarily resulted from a reduction of $8.5 million in execution and clearing fees during the quarter ended September 30, 2013 as compared to 2012.  The decrease in execution and clearing fees was primarily due to lower options volume and an increase in the proportion of our market maker executions on exchanges and ECNs with make-or-take revenue models.  As a market maker under the make-or-take fee model, we are paid for providing liquidity instead of being charged payment-for-order flow fees. The decrease in employee compensation and benefits expense reflects lower incentive compensation expenses as well as the non-recurrence of the special discretionary grant of restricted stock units awarded in January 2012 and forfeitures associated with the SIP.  As a percentage of total net revenues, market making non-interest expenses were 33% and 41%  for the quarters ended September 30, 2013 and 2012, respectively.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Market making total net revenues for the nine months ended September 30, 2013 decreased $165.9 million, or 43%, to $221.9 million, from $387.8 million during the nine months ended September 30, 2012.  Trading gains for the nine months ended September 30, 2013 decreased $170.7 million, or 46% from the year-ago period.  As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in proportion to a basket of currencies we call the GLOBAL.  The decrease in trading gains was amplified by a currency translation loss of $57.3 million in the first nine months of 2013 as compared to a $0.5 million loss in the corresponding period in 2012.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Trading gains were negatively impacted by a 22% decrease in average volatility, as measured by the VIX®, which decreased to 14.2, for the nine months ended September 30, 2013 as compared to the year-ago period.  As a result, our trading gains, after removing the effects of currency translation, were 31% lower than those of the year-ago quarter.

Market making options contract volume decreased 11%, while futures contracts and stock shares volumes increased 47% and 44%, respectively, in the nine months ended September 30, 2013 as compared to the corresponding period in 2012.

Net interest income for the nine months ended September 30, 2013 decreased by $0.3 million to $14.7 million.  The decrease was driven by lower interest earned on firm cash balances, partially offset by an increase in net fees earned from securities borrowed and loaned transactions.  As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets.  In the nine months ended September 30, 2013, these factors, together with securities lending activity, produced less net interest income than in the first nine months of 2012.

Market making non-interest expenses for the nine months ended September 30, 2013 decreased $51.8 million, or 25%, as compared to the nine months ended September 30, 2012.  The decrease primarily resulted from a $26.1 million decrease in execution and clearing fees and a $17.7 million decrease in employee compensation and benefits during the nine months ended September 30, 2013 as compared to 2012. The decrease in execution and clearing fees was driven by lower options volume and an increase in the proportion of our market maker executions on exchanges and ECNs with make-or-take revenue models.  The decrease in employee compensation and benefits expense reflects lower incentive compensation expenses as well as the non-recurrence of the special discretionary grant of restricted stock units awarded in January 2012 and forfeitures associated with the SIP.  As a percentage of total net revenues, market making non-interest expenses increased to 70% from 54% for the nine months ended September 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet.  The majority of our assets consist of exchange-listed marketable securities, which are marked-to-market daily, cash and securities segregated for customers, and collateralized receivables arising from customer-related and proprietary securities transactions.  Collateralized receivables consist primarily of securities borrowed, customer margin loans, receivables from clearing houses for settlement of securities transactions and securities purchased under agreements to resell.  At September 30, 2013, total assets were $36.28 billion of which approximately $35.87 billion, or 98.9%, were considered liquid and consisted predominantly of marketable securities, customers’ cash and collateralized receivables.

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

For purposes of providing additional liquidity and further increasing our regulatory capital reserves, we maintain a committed senior secured revolving credit facility from a syndicate of banks and we previously issued senior notes (see “Principal Indebtedness” below).  As of September 30, 2013, we had no borrowings under these facilities.  Liability balances in connection with our payables to customers and securities loaned as of September 30, 2013 were higher than their respective average balances during the previous nine months.  Liability balances in connection with our short-term borrowings as of September 30, 2013 were lower than their respective average balances during the previous nine months.

Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our future liquidity needs for more than the next twelve months.

Cash and cash equivalents held by the Company’s non-U.S. operating companies at September 30, 2013 were $858.4 million ($515.1 million at December 31, 2012).  These funds are primarily intended to finance each individual Operating Company’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC.  The Company currently has no intention to repatriate further amounts from non-U.S. operating companies.  In the event dividends were to be paid to the Company in the future by a non-U.S. operating company, as occurred in connection with the special dividend in December 2010 and, in part, in December 2012, the Company would be required to accrue and pay income taxes on such dividends to the extent that U.S. income taxes had not been paid previously on the income of the paying company.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth.  Our consolidated equity decreased to $5.07 billion at September 30, 2013 from $5.13 billion at September 30, 2012 as a result of dividends paid during the last four quarters, including the special dividend paid in December 2012, partially offset by twelve months of comprehensive earnings.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2013	2012
	(in millions)
Cash provided by operating activities	$192.2	$211.7
Cash provided by (used in) investing activities	11.4	(46.4)
Cash used in financing activities	(233.0)	(210.7)
Effect of exchange rate changes on cash and cash equivalents	(36.6)	9.4
Decrease in cash and cash equivalents	$(66.0)	$(36.0)

Our cash flows from operating activities are largely a reflection of the size and composition of trading positions held by our market making subsidiaries and of the changes in customer cash and margin debit balances in our electronic brokerage business.  Our cash flows from investing activities are primarily related to capitalized internal software development, purchases and sales of memberships at exchanges where we trade and strategic investments in exchanges where such investments will enable us to offer better execution alternatives to our current and prospective customers, or create new opportunities for ourselves as market makers or where we can influence exchanges to provide competing products at better prices using sophisticated technology, and other non-market making securities.  Our cash flows from financing activities are comprised of short-term borrowings, long-term borrowings and capital transactions.  Short-term borrowings from banks are part of our daily cash management in support of operating activities.  Other borrowings provide us with flexible sources of excess liquidity and regulatory capital, including a committed three-year $100.0 million senior secured revolving credit facility from a syndicate of banks.  Capital transactions consist primarily of quarterly cash dividends paid to common stockholders, which commenced during the second quarter of 2011 and cash distributions paid to IBG Holdings LLC (“Holdings”).

Nine months ended September 30, 2013:   Our cash and cash equivalents decreased by $66.1 million to $1,548.5 million for the nine months ended September 30, 2013.  We generated $192.2 million in net cash in operating activities.  We used net cash of $221.6 million in our investing and financing activities primarily due to a decrease in short-term borrowings and dividends paid to Holdings and to common stockholders.

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

Regulatory Capital Requirements

Our principal operating subsidiaries are subject to separate regulation and capital requirements in the United States and other jurisdictions.  Timber Hill LLC and Interactive Brokers LLC are registered U.S. broker-dealers and futures commission merchants, and their primary regulators include the SEC, the Commodity Futures Trading Commission, the Chicago Board Options Exchange, the Chicago Mercantile Exchange, the Financial Industry Regulatory Authority and the National Futures Association.  Timber Hill Europe AG is registered to do business in Switzerland as a securities dealer and is regulated by the Swiss Financial Market Supervisory Authority.  Interactive Brokers (U.K.) Limited is subject to regulation by the U.K. Financial Conduct Authority.  Our various other operating subsidiaries are similarly regulated.

At September 30, 2013, aggregate excess regulatory capital for all of the Operating Companies was $2.91 billion.  The following table summarizes capital, capital requirements and excess regulatory capital (millions):

	Net Capital/
	Eligible Equity	Requirement	Excess
IB LLC	$1,922.0	$283.0	$1,639.0
TH LLC	470.0	50.5	419.5
THE	654.3	169.3	485.0
Other regulated Operating Companies	404.7	34.0	370.7
	$3,451.0	$536.8	$2,914.2

At September 30, 2013, all of the Operating Companies were in compliance with their respective regulatory capital requirements.

For additional information regarding our net capital requirements see note 14 to the unaudited condensed consolidated financial statements in Part I , Item 1 of this Quarterly Report on Form 10-Q.

Principal Indebtedness

IBG LLC is the borrower under a $100.0 million senior secured revolving credit facility, which had no balance outstanding as of September 30, 2013.

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

At September 30, 2013, IBG LLC was in compliance with all of the covenants of this credit facility.  At maturity, subject to meeting certain terms of the facility, the Company will have an option to convert the facility to a one-year term loan.

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

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware.  These expenditure items are reported as property and equipment.  Capital expenditures for property and equipment were approximately $12.0 million and $14.0 million for the nine months ended September 30, 2013 and 2012, respectively.  We anticipate that our 2013 gross capital expenditures will be lower than in 2012 as we complete the expansion of our data center and backup facilities.  In the future, we plan to meet capital expenditure needs as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. We anticipate that we will fund capital expenditures with cash from operations and cash on hand.  In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance.  If we pursue any strategic acquisitions, we may incur additional capital expenditures.

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

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own.  At September 30, 2013, there were no definitive agreements with respect to any material acquisition.

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

We have been from time to time subject to certain pending and legal actions which arise out of the normal course of business.  Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages.  We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement.  Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred.  As of September 30, 2013, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously.  Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period.  As of September 30, 2013 and December 31, 2012, reserves provided for potential losses related to litigation matters were not material.

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

	Affects	Status

ASU 2011-11	Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities	Effective for fiscal periods beginning on or after January 1, 2013. Retrospective disclosures have been made for comparative periods presented.

ASU 2013-01	Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities	Effective for fiscal periods beginning on or after January 1, 2013 (the same as the effective date of ASU 2011-11).

ASU 2013-02	Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income	Effective for fiscal periods beginning on or after December 15, 2012.

ASU 2013-04	Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date	Effective prospectively for fiscal periods beginning on or after December 15, 2013. Early adoption is permitted.

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

Since 2005, we have expanded our market making systems to incorporate cash forex and forex options to hedge our currency exposure at little or no cost and to hedge our currency exposure throughout the day on a continuous basis.  In connection with the development of our currency strategy, we determined to base our net worth in GLOBALs, a basket of currencies.  Periodically, we re-evaluate the composition of the GLOBAL; in 2011 we expanded the composition of the GLOBAL from six to 16 currencies.  The table below shows a comparison of the U.S. dollar equivalent of the GLOBAL as of September 30, 2012 and 2013.

		As of 9/30/2012			As of 9/30/2013
			GLOBAL in	% of		GLOBAL in	% of	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	FX Rate	USD Equiv.	Comp.	% of Comp.
USD	0.41	1.0000	0.410	37.1%	1.0000	0.410	38.0%	1.0%
EUR	0.17	1.2858	0.219	19.8%	1.3526	0.230	21.3%	1.6%
JPY	10.00	0.0128	0.128	11.6%	0.0102	0.102	9.4%	-2.2%
GBP	0.03	1.6164	0.048	4.4%	1.6185	0.049	4.5%	0.1%
CAD	0.04	1.0166	0.041	3.7%	0.9702	0.039	3.6%	-0.1%
BRL	0.08	0.4936	0.039	3.6%	0.4511	0.036	3.3%	-0.2%
INR	2.00	0.0189	0.038	3.4%	0.0160	0.032	3.0%	-0.5%
CHF	0.03	1.0640	0.032	2.9%	1.1053	0.033	3.1%	0.2%
HKD	0.25	0.1290	0.032	2.9%	0.1289	0.032	3.0%	0.1%
AUD	0.03	1.0379	0.031	2.8%	0.9320	0.028	2.6%	-0.2%
KRW	28.00	0.0009	0.025	2.3%	0.0009	0.026	2.4%	0.1%
MXN	0.30	0.0777	0.023	2.1%	0.0764	0.023	2.1%	0.0%
SEK	0.09	0.1523	0.014	1.2%	0.1555	0.014	1.3%	0.1%
NOK	0.06	0.1746	0.010	0.9%	0.1663	0.010	0.9%	0.0%
SGD	0.01	0.8147	0.008	0.7%	0.7963	0.008	0.7%	0.0%
DKK	0.04	0.1725	0.007	0.6%	0.1814	0.007	0.7%	0.0%
			$ 1.106	100.0%		$ 1.079	100.0%	0.0%

Because we conduct business in many countries and many currencies and we actively manage our global currency exposure by maintaining our equity in GLOBALs, we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company.  The U.S. dollar value of the GLOBAL decreased from $1.106 to $1.079, or 3%, at September 30, 2013 compared to September 30, 2012.  At September 30, 2013 approximately 62% of our equity was denominated in currencies other than U.S. dollars.

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

Interest Rate Risk

Under our senior secured revolving credit facility, we have the ability to choose borrowing tenors from overnight to twelve months, which permits us to minimize the risk of interest rate fluctuations.  We have no borrowings outstanding under this facility as of September 30, 2013.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies.  In a higher interest rate environment, exhibiting a positive yield curve, we typically invest a portion of these funds in U.S. government treasury securities with maturities of up to three months.  Under these circumstances, if interest rates were to increase rapidly and substantially, in increments that were not reflected in the yields on these treasury securities, our net interest income from customer deposits would decrease.  Based upon investments outstanding at September 30, 2013, we had minimal exposure of this nature.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment.  Due to a currently low rate environment, a decrease of the U.S. benchmark interest rates by 0.05% would reduce our net interest income by approximately $10.6 million on an annualized basis.

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

We expect this kind of exposure to increase with growth in our overall business.  Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off-balance-sheet risk in the event that collateral collected from customers is not sufficient to fully cover losses that those customers may incur and if those customers fail to satisfy their obligations.  As of September 30, 2013, we had $12.67 billion in margin credit extended to our customers, excluding non-customers.  The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is theoretically unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in securities prices.  Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve or the SEC portfolio margining regulations, as appropriate.  As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As reported in the Company’s 2012 Annual Report on Form 10-K, the Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2012. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012 and September 30, 2013 due to a material weakness that exists within the Company’s internal control over financial reporting related to the review and interpretation of complex accounting issues.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Notwithstanding that the Remediation Plan has not been fully implemented, our management has concluded that the Company’s unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q present fairly the Company’s financial condition, results of operations and cash flows as of September 30, 2013 and for the nine months then ended in all material respects, in accordance with U.S. GAAP.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit
Number	Description

10.1	Amended and Restated Operating Agreement of IBG LLC (filed as Exhibit 10.1 to the Quarterly Report on
Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**

10.2	Form of Limited Liability Company Operating Agreement of IBG Holdings LLC (filed as Exhibit 10.5 to
Amendment No. 1 to the Registration Statement on Form S-1 filed by the Company on February 12, 2007).**

10.3	Exchange Agreement by and among Interactive Brokers Group, Inc., IBG Holdings LLC, IBG LLC and the
Members of IBG LLC (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period
Ended September 30, 2009 filed by the Company on November 11, 2009).**

10.4	Tax Receivable Agreement by and between Interactive Brokers Group, Inc. and IBG Holdings LLC (filed as
Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the
Company on June 15, 2007).**

10.5	Interactive Brokers Group, Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.8 to Amendment No. 2 to the
Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+

10.6	Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan. (filed as Exhibit 10.9 to Amendment No. 2 to the
Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+

10.7	Interactive Brokers Group, Inc. Amendment to the Exchange Agreement . (filed as Exhibit 10.1 to the
Form 8-K filed by the Company on June 6, 2012).**+

11.1	Statement Re; Computation of Earnings per Common Share (the calculation of per share earnings is disclosed in Part II, Item 8, Note 4 to the Consolidated Financial Statements "Equity and Earnings per Share" and is
omitted in accordance with Section (b)(11) of Regulation S-K)

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Extension Schema*

101.CAL	XBRL Extension Calculation Linkbase*

101.DEF	XBRL Extension Definition Linkbase*

101.LAB	XBRL Extension Label Linkbase*

101.PRE	XBRL Extension Presentation Linkbase*

**	Previously filed; incorporated herein by reference.

+	These exhibits relate to management contracts or compensatory plans or arrangements.

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013,
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

Date: November 8, 2013