Form 10-Q/A
period 2013-09-30
Interactive Brokers Group, Inc.
filed 2013-11-12
CIK 1381197

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________________________

FORM 10-Q/A

(Amendment No. 1)
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Interactive Brokers Group, Inc. (the “Company”) Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarterly period ended September 30, 2013, filed with the Securities and Exchange Commission on November 8, 2013 (the "Filing Date"), is solely to furnish XBRL (eXtensible Business Reporting Language) documents in Exhibit 101 to the Form 10-Q.  The Company sought to file the XBRL exhibit on the Filing Date but such filing was not accepted by the Edgar filing system for technical reasons.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update any disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II

ITEM 6.  EXHIBITS

Exhibit
Number	Description

10.1	Amended and Restated Operating Agreement of IBG LLC (filed as Exhibit 10.1 to the Quarterly Report on
Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**

10.2	Form of Limited Liability Company Operating Agreement of IBG Holdings LLC (filed as Exhibit 10.5 to
Amendment No. 1 to the Registration Statement on Form S-1 filed by the Company on February 12, 2007).**

10.3	Exchange Agreement by and among Interactive Brokers Group, Inc., IBG Holdings LLC, IBG LLC and the
Members of IBG LLC (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period
Ended September 30, 2009 filed by the Company on November 11, 2009).**

10.4	Tax Receivable Agreement by and between Interactive Brokers Group, Inc. and IBG Holdings LLC (filed as
Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the
Company on June 15, 2007).**

10.5	Interactive Brokers Group, Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.8 to Amendment No. 2 to the
Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+

10.6	Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan. (filed as Exhibit 10.9 to Amendment No. 2 to the
Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+

10.7	Interactive Brokers Group, Inc. Amendment to the Exchange Agreement. (filed as Exhibit 10.1 to the
Form 8-K filed by the Company on June 6, 2012).**+

11.1	Statement Re: Computation of Earnings per Common Share (the calculation of per share earnings is disclosed in Part II, Item 8, Note 4 to the Consolidated Financial Statements "Equity and Earnings per Share" and is
omitted in accordance with Section (b)(11) of Regulation S-K)

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101.INS	XBRL Instance Document*

101.SCH	XBRL Extension Schema*

101.CAL	XBRL Extension Calculation Linkbase*

101.DEF	XBRL Extension Definition Linkbase*

101.LAB	XBRL Extension Label Linkbase*

101.PRE	XBRL Extension Presentation Linkbase*

**	Previously filed; incorporated herein by reference.

***	Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2013 as filed by the Company on November 8, 2013.

+	These exhibits relate to management contracts or compensatory plans or arrangements.

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, are the following materials formatted in XBRL (eXtensible Business Reporting Language) (i) the Unaudited Condensed
Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income,
(iii) the Unaudited Condensed Consolidated Statements of Cash Flows, (iv) the Unaudited Condensed Consolidated Statement
of Changes in Stockholders' Equity and (v) Notes to the Unaudited Condensed Consolidated Financial Statements tagged in detail levels 1 - 4.

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

Date: November 12, 2013