Form 10-K
period 2013-12-31
Interactive Brokers Group, Inc.
filed 2014-03-03
CIK 1381197

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEMS. 15 (a)(1) and 15 (a)(2) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2013

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

         The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $797,948,252 computed by reference to the $15.97 closing sale price of the common stock on the NASDAQ Global Select Market, on June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter.

         As of March 3, 2014, there were 54,664,095 shares of the issuer's Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer's Class B common stock, par value $0.01 per share, outstanding.

         Documents Incorporated by Reference: Portions of Registrant's definitive proxy statement for its 2014 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

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

PART I

ITEM 1.    BUSINESS

Overview

        Interactive Brokers Group, Inc. ("IBG, Inc." or the "Company") is an automated global electronic broker and market maker specializing in routing orders and executing and processing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 100 electronic exchanges and trading venues around the world. In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut and in Chicago, Illinois and Jersey City, New Jersey. Abroad, we conduct business through offices located in Canada, England, Switzerland, Hong Kong, India, Australia and Japan. At December 31, 2013 we had 880 employees worldwide.

        IBG, Inc. is a holding company and our primary assets are our ownership of approximately 13.6% of the membership interests of IBG LLC (the "Group"), the current holding company for our businesses. We are the sole managing member of IBG LLC. On May 3, 2007, IBG, Inc. priced its initial public offering (the "IPO") of shares of common stock. In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC and began to consolidate IBG LLC's financial results into its financial statements. When we use the terms "we," "us," and "our," we mean IBG LLC and its subsidiaries for periods prior to the IPO, and IBG, Inc. and its subsidiaries (including IBG LLC) for periods from and after the IPO. Unless otherwise indicated, the term "common stock" refers to the Class A common stock of IBG, Inc.

        We are a successor to the market making business founded by our Chairman and Chief Executive Officer, Thomas Peterffy, on the floor of the American Stock Exchange in 1977. Since our inception, we have focused on developing proprietary software to automate broker-dealer functions. During that time, we have been a pioneer in developing and applying technology as a financial intermediary to increase liquidity and transparency in the capital markets in which we operate. The advent of electronic exchanges in the last 23 years has provided us with the opportunity to integrate our software with an increasing number of exchanges and trading venues into one automatically functioning, computerized platform that requires minimal human intervention. Three decades of developing our automated market making platform and our automation of many middle and back office functions have allowed us to become one of the lowest cost providers of broker- dealer services and significantly increase the volume of trades we handle.

        Our activities are divided into two principal business segments: (1) electronic brokerage and (2) market making:

  •
  As a direct market access broker, we serve the customers of both traditional brokers and prime brokers. We provide our customers with an advanced order management, trade execution and portfolio management platform at a very low cost. Our customers can simultaneously access many financial markets worldwide and trade across multiple asset classes (stocks, options, futures, foreign exchange ("forex"), bonds and mutual funds) denominated in 21 different currencies, on one screen, from a single account based in any major currency. Our large bank and broker-dealer customers may "white label" our trading interface (i.e., make our trading interface available to their customers without referencing our name), or they can select from among our modular functionalities, such as order routing, trade reporting or clearing on specific products or exchanges where they may not have up-to-date technology, to offer their customers a comprehensive, global range of services and products.

  •
  As a market maker, we provide continuous bid and offer quotations on over 804,000 securities and futures products listed on electronic exchanges around the world. Our quotes are driven by proprietary mathematical models that assimilate market data and reevaluate our outstanding quotes each second. Unlike firms that trade over-the-counter ("OTC") derivative products, our business creates liquidity and transparency on electronic exchanges.

        Our electronic brokerage and market making businesses are complementary. Both benefit from our combined scale and volume, as well as from our proprietary technology. Our brokerage customers benefit from the technology and market structure expertise developed in our market making business. The expense of developing and maintaining our unique technology, clearing, settlement, banking and regulatory structure required by any specific exchange or market center is shared by both of our businesses. These economies, in turn, enables us to provide lower transaction costs to our customers than our competitors, whether they use our services as a broker, market maker or both. In addition, we believe we gain a competitive advantage by applying the software features we have developed for a specific product or market to newly-introduced products and markets over others who may have less automated facilities in one or both of our businesses or who operate only in a subset of the exchanges and market centers on which we operate. Our trading system contains unique architectural aspects that, together with our massive trading volume in markets worldwide, may impose a significant barrier to entry for firms wishing to compete in our specific businesses and permit us to compete favorably against our competitors.

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

Our Organizational Structure and Overview of Recapitalization Transactions

        The graphic below illustrates our current ownership structure and reflects current ownership percentages. The graphic below does not display the subsidiaries of IBG LLC.

        Prior to the IPO, we had historically conducted our business through a limited liability company structure. Our primary assets are our ownership of approximately 13.6% of the membership interests of IBG LLC, the current holding company for our businesses, and our controlling interest and related contractual rights as the sole managing member of IBG LLC. The remaining approximately 86.4% of IBG LLC membership interests are held by IBG Holdings LLC ("Holdings"), a holding company that is owned by our founder, Chairman and Chief Executive Officer, Thomas Peterffy, and his affiliates, management and other employees of IBG LLC, and certain other members. The IBG LLC membership interests held by Holdings will be subject to purchase by us over time in connection with offerings by us of shares of our common stock.

        Purchases of IBG LLC membership interests, held by Holdings, by the Company are governed by the exchange agreement among us, IBG LLC, Holdings and the historical members of IBG LLC, (the "Exchange Agreement"), a copy of which was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed with the SEC on November 9, 2009. The Exchange Agreement, as amended June 6, 2012, provides that the Company may facilitate the redemption by Holdings of interests held by its members through the issuance of shares of common stock through a public offering in exchange for the interests in IBG LLC being redeemed by Holdings.

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

        In November 2013, with the consent of Holdings and the Company (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed to redeem certain membership interests from Holdings through the sale of common stock and to distribute the proceeds of such sale to the beneficial owners of such membership interests. On November 12, 2013, the Company filed a "shelf" Registration Statement on Form S-3 with the SEC for the issuance of additional shares in connection with Holdings requesting redemption of a portion of its member interests in IBG LLC. On November 12, 2013, a Prospectus Supplement (File Number 333-192275) was filed by the Company with the SEC to issue 4,683,415 shares of common stock (with a fair value of $109.7 million) in exchange for an equivalent number of shares of member interests in IBG LLC.

Segment Operating Results

		Year Ended December 31,
		2013	2012	2011
		(in millions)
Electronic Brokerage	Net revenues	$814.0	$670.4	$691.5
	Non-interest expenses(1)	422.7	328.7	321.2

	Income before income taxes	$391.3	$341.7	$370.3

	Pre-tax profit margin	48%	51%	54%
Market Making	Net revenues	$274.5	$459.6	$698.5
	Non-interest expenses	202.6	271.0	285.3

	Income before income taxes	$71.9	$188.6	$413.2

	Pre-tax profit margin	26%	41%	59%
Corporate	Net revenues	$(12.3)	$0.5	$(31.7)
	Non-interest expenses	(0.4)	3.8	10.7

	Income (loss) before income taxes	$(11.9)	$(3.3)	$(42.4)

Total	Net revenues	$1,076.2	$1,130.5	$1,358.3
	Non-interest expenses	624.9	603.5	617.2

	Income before income taxes	$451.3	$527.0	$741.1

	Pre-tax profit margin	42%	47%	55%

(1)
Electronic Brokerage non-interest expenses in 2013 includes an unusual loss of $64 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Overview" in Part II Item 7 of this Annual Report on Form 10-K.

        Financial information concerning our business segments for each of 2013, 2012 and 2011 is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the notes thereto, which are in Part II, Items 7 and 8 of this Annual Report on Form 10-K.

Electronic Brokerage—Interactive Brokers

        Electronic brokerage represented 75% of 2013 net revenues from electronic brokerage and market making combined. We conduct our electronic brokerage business through our Interactive Brokers ("IB") subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on the technology originally developed for our market making business, IB's systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost in multiple products and currencies from a single trading account.

        Since launching this business in 1993, we have grown to approximately 239,000 institutional and individual brokerage customers. We provide our customers with what we believe to be one of the most effective and efficient electronic brokerage platforms in the industry. The following are key highlights of our electronic brokerage business:

  •
  Low Costs—We provide our customers with among the industry's lowest overall transaction costs in two ways. First, we offer among the lowest execution, commission and financing costs in the industry. Second, our customers benefit from our advanced routing of orders designed to achieve the best available trade price.

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

  •
  IB Universal AccountSM—From a single point of entry in one IB Universal AccountSM our customers are able to trade products denominated in 21 currencies, across multiple classes of tradable, exchange-listed products, including stocks, options, futures, bonds, forex and mutual funds traded on more than 100 exchanges and market centers and in 23 countries around the world seamlessly. We continue to grow our subsidiaries in India and Japan and our representative office in Shanghai, China. In the United Kingdom, we became a carrying broker, supporting customer trading in gold, silver and Contracts for Differences ("CFDs"), in 2011. In Canada, we expanded the scope of our carrying broker services in 2013.

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

  •
  Probability Lab—The Probability Lab provides clients with an intuitive, visual method to analyze market participants' future stock price forecasts based on current option prices. This patent-pending tool compares a client's stock price forecast versus that of the market, and scans the entire option universe for the highest Sharpe ratio multi-leg option strategies that take advantage of the client's forecast.

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

  •
  Securities Financing Services—We offer a suite of automated Stock Borrow and Lending tools, including IB's depth of availability, transparent rates, global reach and dedicated service representatives. IB's Stock Yield Enhancement Program allows our customers to lend their fully-paid stock shares to IB in exchange for cash collateral. In turn, IB lends these stocks in exchange for collateral and earns stock lending fees. Customers receive 50% of the fees collected from lending their stocks. This allows customers holding fully-paid, long stock positions to enhance their returns.

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

  •
  Hedge Fund Capital Introduction Program—We offer an innovative, online version of the industry's traditional, face-to-face capital introduction programs. It is designed to allow Hedge Funds who use IB as their principal Prime Broker to market their Funds to IB customers who are Accredited Investors and Qualified Purchasers.

  •
  Trade Desks—IB offers broker-assisted trading through our options and U.S. corporate bond trade desks. Broker assisted trading is ideal when customers are away from their computer, or if they just want another set of eyes watching their orders and updating them on market changes.

        IB is able to provide its customers with high-speed trade execution at low commission rates, in large part because it utilizes the backbone technology developed for Timber Hill's market making operations. As a result of our advanced electronic brokerage platform, IB attracts sophisticated and active investors. No single customer represented more than 1% of our commissions and execution fees in 2013.

Market Making—Timber Hill

        Market making represented 25% of 2013 net revenues from electronic brokerage and market making combined. We conduct our market making business through our Timber Hill ("TH") subsidiaries. As one of the largest market makers on many of the world's leading electronic exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over 804,000 tradable, exchange-listed products, including equity derivative products, equity index derivative products, equity securities and futures. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Historically, our profits have been principally a function of transaction volume and price volatility of electronic exchange-traded products rather than the direction of price movements. Other factors, including the ratio of actual to implied volatility and shifts in foreign currency exchange rates, can also have a meaningful impact on our results, as described further in "Business Environment" in Part II, Item 7 of this Annual Report on Form 10-K.

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

        We are a market leader in exchange-traded equity options and equity-index options and futures. Together with our electronic brokerage customers, in 2013 we accounted for approximately 9.1% of exchange-listed equity options traded worldwide and approximately 11.8% of exchange-listed equity options volume traded on those markets in which we actively trade, according to data received from exchanges worldwide. Our ability to make markets in such a large number of exchanges and market centers simultaneously around the world is one of our core strengths and has contributed to the large volumes in our market making business. We engage in market making operations in North and South America, Europe and in the Asia/Pacific regions as described below.

        North and South American Market Making Activities.    Our U.S. market making activities are conducted through Timber Hill LLC ("TH LLC"), a SEC-registered securities broker-dealer that conducts market making in equity derivative products, equity index derivative products and equity securities. Since its inception in 1982, TH LLC has grown to become one of the largest listed options market makers in the United States. As of December 31, 2013, TH LLC held specialist, primary market maker or lead market maker designations in options on approximately 1,230 underlying securities listed in the United States. TH LLC is a member of the Boston Options Exchange, BATS exchange, Chicago Board Options Exchange, Chicago Mercantile Exchange, Chicago Board of Trade, International Securities Exchange, NYSE AMEX Options Exchange, NYSE Arca, OneChicago, NASDAQ OMX's PHLX and NOM option markets and the New York Mercantile Exchange. TH LLC also conducts market making activities in Mexico at the MEXDER and the Mexican Stock Exchange and in Brazil at BM&FBOVESPA S.A. We conduct market making activities in Canada through our Canadian subsidiary, Timber Hill Canada Company ("THC") at the Toronto Stock Exchange and Montreal Exchange. In addition, we participate in stock trading at various notable Electronic Communications Networks ("ECNs") in both the U.S. and Canada.

        European, Asian, and Australian Market Making Activities.    Our European, Asian, and Australian market making subsidiaries, primarily Timber Hill Europe AG ("THE"), conduct operations in 20 countries, comprising the major securities markets in these regions.

        We began our market making operations in Europe in 1990. In Germany and Switzerland, we have been among the largest equity options market makers in terms of volume on Eurex, one of the world's largest futures and options exchanges, which is jointly operated by Deutsche Börse AG and SIX Swiss Exchange. We have also been active in trading German stocks and warrants as a member of XETRA, the German electronic stock trading system, and the Frankfurt and Stuttgart stock exchanges; and in Switzerland as a member of the SIX Swiss Exchange. Our other European operations are conducted on the London Stock Exchange; the Weiner Börse AG; the Copenhagen Stock Exchange; the Helsinki Stock Exchange; the NYSE Euronext exchanges in Amsterdam, Paris, Brussels and London; NASDAQ OMX Nordic exchanges in Sweden, Finland and Denmark; the MEFF and Bolsa de Valores Madrid in Spain; the IDEM and Borsa Valori de Milano in Milan; and the ÖTOB in Vienna.

        Since 1995, we have conducted market making operations in Hong Kong. Our Hong Kong subsidiary, Timber Hill Securities Hong Kong Ltd ("THSHK"), is a member of the cash and derivatives markets of the Hong Kong Exchanges. Since 1997, we have conducted operations in Australia. Our Australian subsidiary, Timber Hill Australia Pty Ltd ("THA"), is a member of the Australian Stock Exchange, and routes orders for its trading on ASX 24 through its affiliate, Interactive Brokers LLC. We commenced trading in Japan during 2002, Korea and Singapore during 2004 and Taiwan in 2007. In 2008, we began our market making operation in India through our subsidiary, Interactive Brokers (India) Private Limited ("IBI"), which is a member of the National Stock Exchange of India and the Bombay Stock Exchange.

        Most of the above trading activities take place on exchanges and all securities and commodities that we trade are cleared by exchange owned or authorized clearing houses.

Technology

        Our proprietary technology is the key to our success. We built our business on the belief that a fully computerized market making system that could integrate pricing and risk exposure information quickly and continuously would enable us to make markets profitably in many different financial instruments simultaneously. We believe that integrating our system with electronic exchanges and market centers results in transparency, liquidity and efficiencies of scale. Together with the IB SmartRoutingSM system and our low commissions, these features reduce overall transaction costs to our customers and, in turn, increases our transaction volume and profits. Over the past 36 years, we have developed an integrated trading system and communications network and have positioned our company as an efficient conduit for the global flow of risk capital across asset and product classes on electronic exchanges around the world, permitting us to have one of the lowest cost structures in the industry. We believe that developing, maintaining and continuing to enhance our proprietary technology provides us and our customers with the competitive advantage of being able to adapt quickly to the changing environment of our industry and to take advantage of opportunities presented by new exchanges, products or regulatory changes before our competitors.

        The quotes that we provide as market makers are driven by proprietary mathematical models that assimilate market data and re-evaluate our outstanding quotes each second. Because our technology infrastructure enables us to process large volumes of pricing and risk exposure information rapidly, we are able to make markets profitably in securities with relatively low spreads between bid and offer prices. As market makers, we must ensure that our interfaces connect effectively and efficiently with each exchange and market center where we make markets and that they are in complete conformity with all the applicable rules of each local venue. Utilizing up-to-date computer and telecommunications systems, we transmit continually updated pricing information directly to exchange computer devices and receive trade and quote information for immediate processing by our systems. As a result, we are able to maintain more effective control over our exposure to price and volatility movements on a real-time basis than many of our competitors. This control is important, not only because our system must process, clear and settle several hundred thousand market maker trades per day with a minimal number of errors, but also because the system monitors and manages the risk on the entire portfolio, which generally consists of more than ten million open contracts distributed among more than 200,000 different products. Using our system, which we believe affords an optimal interplay of decentralized trading activity and centralized risk management, we quote markets in over 804,000 securities and futures products traded around the world.

        In our electronic brokerage business, our proprietary technology infrastructure enables us to provide our customers with the ability to execute trades at among the lowest commission costs in the industry. Additionally, our customers benefit from real-time systems optimization for our market making business. Customer trades are both automatically captured and reported in real time in our system. Our customers trade on more than 100 exchanges and market centers in 23 countries around the world. All of these exchanges are partially or fully electronic, meaning that a customer can buy or sell a product traded on that exchange via an electronic link from his or her computer terminal through our system to the exchange. We offer our products and services through a global communications network that is designed to provide secure, reliable and timely access to the most current market information. We provide our customers with a variety of means to connect to our brokerage systems, including dedicated point-to-point data lines, virtual private networks and the Internet.

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

        While many brokerages, including some online brokerages, rely on manual procedures to execute many day-to-day functions, IB employs proprietary technology to automate, or otherwise facilitate, many of the following functions:

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

        For over 36 years, we have built and continuously refined our automated and integrated, real-time systems for world-wide trading, risk management, clearing and cash management, among others. We have also assembled a proprietary connectivity network between us and exchanges around the world. Efficiency and speed in performing prescribed functions are always crucial requirements for our systems. As a result, our trading systems are able to assimilate market data, recalculate and distribute streaming quotes for tradable products in all product classes each second.

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

        We actively manage our global currency exposure on a continuous basis by maintaining our equity in a basket of currencies we call the GLOBAL. In 2011, we expanded the composition of the GLOBAL from six to 16 currencies to better reflect the expanding breadth of our businesses around the world. We define the GLOBAL as consisting of fractions of a U.S. dollar, Euro, Japanese yen, British pound, Canadian dollar, Australian dollar, Swiss franc, Hong Kong dollar, Swedish krona, Mexican peso, Danish krone, Norwegian krone, South Korean won, Brazilian real, Indian rupee and Singapore dollar. The Company currently transacts business and is required to manage balances in each of these 16 currencies. The currencies comprising the GLOBAL and their relative proportions can change over time. Additional information regarding our currency strategy is set forth in "Quantitative and Qualitative Disclosures About Market Risk" in Part II, Item 7A of this Annual Report on Form 10-K.

Electronic Brokerage

        IB calculates margin requirements for each of its customers on a real-time basis across all product classes (stocks, options, futures, forex, bonds and mutual funds) and across all currencies. Recognizing that IB's customers are experienced investors, we expect our customers to manage their positions proactively and we provide tools to facilitate our customers' position management. However, if a customer's equity falls below what is required to support that customer's margin, IB will automatically liquidate positions on a real-time basis to bring the customer's account into margin compliance. We do this to protect IB, as well as the customer, from excessive losses. These systems further contribute to our low-cost structure. The entire credit management process is completely automated, and IB does not employ a margin department.

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

Market Making

        We employ certain hedging and risk management techniques to protect us from a severe market dislocation. Our risk management policies are developed and implemented by our Chairman and our steering committee, which is comprised of senior executives of our various companies. Our strategy is to calculate quotes a few seconds ahead of the market and execute small trades at a tiny but favorable differential as a result. This strategy is made possible by our proprietary pricing model, which evaluates and monitors the risks inherent in our portfolio, assimilates market data and reevaluates the outstanding quotes in our portfolio each second. Our model automatically rebalances our positions throughout each trading day to manage risk exposures both on our options and futures positions and the underlying securities, and it will price the increased risk that a position would add to the overall portfolio into the bid and offer prices we post. Under risk management policies implemented and monitored primarily through our computer systems, reports to management, including risk profiles, profit and loss analysis and trading performance, are prepared on a real-time basis as well as daily and periodical bases. Although our market making is completely automated, the trading process and our risk are monitored by a team of individuals who, in real-time, observe various risk parameters of our consolidated positions. Our assets and liabilities are marked-to-market daily for financial reporting purposes and re-valued continuously throughout the trading day for risk management and asset/liability management purposes.

        Over the years, we have expanded our market presence and the number of financial instruments in which we make markets. This diversification acts as a passive form of portfolio risk management.

        We trade primarily the options on stocks (and individual stocks) whose underlying equity market capitalization is greater than $500 million. Throughout the trading day we produce online, real-time profit and loss, risk evaluation, activity and other management reports. Our software assembles from external sources a balance sheet and income statements for our accounting department and to reconcile to the trading system results.

        The adaptability of our portfolio risk management system and our trading methods have allowed us to expand the number of financial instruments traded and the number of markets on which we trade.

Operational Controls

        We have automated the full cycle of controls surrounding the market making and brokerage businesses. Key automated controls include the following:

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

  •
  Our market making system continuously evaluates over 804,000 securities and futures products in which we provide bid and offer quotes and changes its bids and offers in such a way as to maintain an overall hedge and a low-risk profile. The speed of communicating with exchanges and market centers is maximized through continuous software and network engineering innovation, thereby allowing the firm to achieve real-time controls over market exposure.

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

Transaction Processing

        Our transaction processing is automated over the full life cycle of a trade. Our market making software generates and disseminates to exchanges and market centers continuous bid and offer quotes on over 804,000 tradable, exchange-listed products. Our fully automated smart router system searches for the best possible combination of prices available at the time a customer order is placed and immediately seeks to execute that order electronically or send it where the order has the highest possibility of execution at the best price.

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

IB SmartRoutingSM

        IB SmartRoutingSM searches for the best destination price in view of the displayed prices, sizes and accumulated statistical information about the behavior of market centers at the time an order is placed, and IB SmartRoutingSM immediately seeks to execute that order electronically. Unlike other smart routers, IB SmartRoutingSM never relinquishes control of the order, and constantly searches for the best price. It continuously evaluates fast-changing market conditions and dynamically re-routes all or parts of the order seeking to achieve optimal execution. IB SmartRoutingSM represents each leg of a spread order independently and enters each leg at the best possible venue. IB SmartRouting AutorecoverySM re-routes a customer's U.S. options order in the case of an exchange malfunction, with IB undertaking the risk of double executions. In addition, IB SmartRoutingSM checks each new order to see if it could be executed against any of its pending orders. As the system gains more users, this feature becomes more important for customers in a world of multiple exchanges, trading venues and penny priced orders because it increases the possibility of best executions for our customers ahead of customers of other brokers. As a result of this feature, our customers have a greater chance of executing limit orders and can do so sooner than those who use other routers.

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

        In addition, we are fully or partially self-cleared in Canada, Great Britain, Switzerland, France, Germany, Belgium, Austria, the Netherlands, Norway, Sweden, Denmark, Finland, Hong Kong and India.

Customers

        We established our electronic brokerage subsidiary, IB, in 1993 to enhance the use of our global network of trading interfaces, exchange and clearinghouse memberships and regulatory registrations assembled over the prior 17 years to serve our market making business. We realized that electronic access to market centers worldwide through our network could easily be utilized by the very same floor traders and trading desk professionals who, in the coming years, would be displaced by the conversion of exchanges from open outcry to electronic systems.

        We currently service approximately 239,000 cleared customer accounts. Our customers reside in approximately 200 countries around the world.

        The target IB customer is one that requires the latest in trading technology, derivatives expertise, worldwide access and expects low overall transaction costs. IB's customers are mainly comprised of "self-service" individuals, former floor traders, trading desk professionals, electronic retail brokers, financial advisors who are comfortable with technology, banks that require global access, and hedge funds.

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

        As of December 31, 2013, we had 880 employees, all of whom were employed on a full-time basis. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Competition

Electronic Brokerage

        The market for electronic brokerage services is rapidly evolving and highly competitive. IB believes that it fits neither within the definition of a traditional broker nor that of a prime broker. IB's primary competitors include offerings targeted to professional traders by large retail online brokers (such as TD Ameritrade's thinkorswim, E*TRADE Pro business, and The Charles Schwab Corporation's StreetSmart Edge and optionsXpress businesses) and the prime brokerage and electronic brokerage arms of major investment banks and brokers (such as Goldman Sachs' Electronic Trading (GSET), REDIPlus, and Morgan Stanley's Passport business). We also encounter competition to a lesser extent from full commission brokerage firms including Bank of America Merrill Lynch and Morgan Stanley Smith Barney, as well as other financial institutions, most of which provide online brokerage services. The electronic brokerage businesses of many of our competitors are relatively insignificant in the totality of their firms' business. IB provides access to a global range of products from a single IB Universal AccountSM and professional level executions and pricing, which positions it in competition with niche direct-access providers and prime brokers. In addition to offering low commissions and financing rates, IB provides sophisticated order types and analytical tools that give a competitive edge to its customers.

Market Making

        Historically, competition has come from registered market making firms which range from sole proprietors with very limited resources to large, integrated broker-dealers. Today, Timber Hill's major competitors continue to be large broker-dealers, such as Goldman Sachs, Morgan Stanley, UBS, Citigroup, Bank of America Merrill Lynch, and niche players such as Citadel, Susquehanna, Virtu, Wolverine Trading, Group One Trading, Peak6 and Getco. Some of our competitors in market making are larger than we are and have more captive order flow, although this is less true with respect to our narrow focus on options, futures and ETFs listed on electronic exchanges.

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

        In addition, the businesses that we may conduct are limited by our agreements with and our oversight by regulators. Participation in new business lines, including trading of new products or participation on new exchanges or in new countries often requires governmental and/or exchange approvals, which may take significant time and resources. As a result, we may be prevented from entering new businesses that may be profitable in a timely manner, or at all.

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

        The U.S. regulators impose rules that require notification when net capital falls below certain predefined criteria. These rules also dictate the ratio of debt-to-equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators could ultimately lead to the firm's liquidation. Additionally, the Net Capital Rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to U.S. regulators and approval from FINRA for certain capital withdrawals.

        At December 31, 2013, aggregate excess regulatory capital for all of the operating companies was $3.15 billion.

        TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the CFTC's minimum financial requirements (Regulation 1.17) under the Commodities Exchange Act, and THE is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement. Additionally, THSHK is subject to the Hong Kong Securities and Futures Commission financial resource requirement, THA is subject to the Australian Stock Exchange liquid capital requirement, THC and Interactive Brokers Canada Inc. ("IBC") are subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, Interactive Brokers (U.K.) Limited ("IBUK") is subject to the U.K. Financial Conduct Authority ("FCA") financial resources requirement, IBI is subject to the National Stock Exchange of India net capital requirements and Interactive Brokers Securities Japan, Inc. ("IBSJ") is subject to the Japanese Financial Supervisory Agency capital requirements. The following table summarizes capital, capital requirements and excess regulatory capital (millions):

	Net Capital/ Eligible Equity	Requirement	Excess
IB LLC	$2,141.3	$302.2	$1,839.1
TH LLC	397.5	53.6	343.9
THE	702.4	189.1	513.3
Other regulated Operating Companies	498.6	40.7	457.9

	$3,739.8	$585.6	$3,154.2

        At December 31, 2013, all of the operating companies were in compliance with their respective regulatory capital requirements. For additional information regarding our net capital requirements see Note 17 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Protection of Customer Assets

        To conduct customer activities, IB LLC is obligated under rules mandated by its primary regulators, the SEC and the CFTC, to segregate cash or qualified securities belonging to customers. In accordance with the Securities Exchange Act of 1934, IB LLC is required to maintain separate bank accounts for the exclusive benefit of customers. In accordance with the Commodity Exchange Act, IB LLC is required to segregate all monies, securities and property received from commodities customers in specially designated accounts. IBC, IBUK and IBSJ are subject to similar requirements within their respective jurisdictions.

        To further enhance the protection of our customers' assets, in 2011, IB LLC sought and received approval from FINRA to perform the reserve computation on a daily basis, instead of once per week. IB LLC has been performing daily computations since December 2011, along with daily adjustments of the money set aside in safekeeping for our customers.

Supervision and Compliance

        Our Compliance Department supports and seeks to ensure proper operations of our market making and electronic brokerage businesses. The philosophy of the Compliance Department, and our company as a whole, is to build automated systems to try to eliminate manual steps in the compliance process and then to augment these systems with human staff who apply their judgment where needed. We have built automated systems to handle wide-ranging compliance issues such as trade and audit trail reporting, financial operations reporting, enforcement of short sale rules, enforcement of margin rules and pattern day trading restrictions, review of employee correspondence, archival of required records, execution quality and order routing reports, approval and documentation of new customer accounts, and anti-money laundering and anti-fraud surveillance. In light of our automated operations and our automated compliance systems, we have a smaller and more efficient Compliance Department than many traditional securities firms. Nonetheless, we have increased the staffing in our Compliance Department over the past several years to meet the increased regulatory burdens faced by all industry participants.

        Our electronic brokerage and market making companies have Chief Compliance Officers who report to the Company's CEO, General Counsel and its internal audit and compliance committee. These Chief Compliance Officers, plus certain other senior staff members, are FINRA and NFA registered principals with supervisory responsibility over the various aspects of our businesses. Similar roles are undertaken by staff in certain non-U.S. locations as well. Staff members in the Compliance Department and in other departments of the firm are also registered with FINRA, NFA or other regulatory organizations.

Patriot Act and Increased Anti-Money Laundering ("AML") and "Know Your Customer" Obligations

        Registered broker-dealers traditionally have been subject to a variety of rules that require that they "know their customers" and monitor their customers' transactions for potential suspicious activities. With the passage of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "Patriot Act"), broker-dealers are subject to even more stringent requirements. Likewise, the SEC, CFTC, foreign regulators, and the various exchanges and SROs, of which IB companies are members, have passed numerous AML and customer due diligence rules. Significant criminal and civil penalties can be imposed for violations of the Patriot Act, and significant fines and regulatory penalties for violations of other governmental and SRO AML rules.

        As required by the Patriot Act and other rules, we have established comprehensive anti-money laundering and customer identification procedures, designated AML compliance officers, trained our employees and conducted independent audits of our programs. Our anti-money laundering screening is conducted using a mix of automated and manual reviews and has been structured to comply with regulations in various jurisdictions. We collect required information through our new account opening process and screen accounts against databases for the purposes of identity verification and for review of negative information and appearance on government lists, including the Office of Foreign Assets and Control, Specially Designated Nationals and Blocked Persons lists. Additionally, we have developed methods for risk control and continue to add upon specialized processes, queries and automated reports designed to identify money laundering, fraud and other suspicious activities.

Dodd-Frank Reform Act

        The Dodd-Frank Wall Street Reform and Consumer Protection Act imposes strict reporting and disclosure requirements on the financial services industry. Management is monitoring this and other accounting and regulatory rulemaking developments for their potential effect on the Company's financial statements and internal controls over financial reporting.

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

        In Canada, both THC and IBC are subject to the Investment Industry Regulatory Organization of Canada ("IIROC") risk adjusted capital requirement. In Switzerland, THE is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement. In Australia, THA is subject to the Australian Stock Exchange liquid capital requirement. In the United Kingdom, IBUK is subject to the U.K Financial Conduct Authority financial resources requirement.

        In India, IBI is subject to the National Stock Exchange and Bombay Stock Exchange capital requirements. In Japan, IBSJ is subject to the Financial Supervisory Agency, the Osaka Securities Exchange and the Tokyo Stock Exchange capital requirements.

Executive Officers and Directors of Interactive Brokers Group, Inc.

        The following table sets forth the names, ages and positions of our current directors and executive officers.

Name	Age	Position
Thomas Peterffy	69	Chairman of the Board of Directors, Chief Executive Officer and President
Earl H. Nemser	66	Vice Chairman and Director
Paul J. Brody	53	Chief Financial Officer, Treasurer, Secretary and Director
Thomas A. Frank	58	Executive Vice President and Chief Information Officer
Milan Galik	47	Senior Vice President, Software Development and Director
Lawrence E. Harris	57	Director
Hans R. Stoll	74	Director
Ivers W. Riley	81	Director
Richard Gates	42	Director

        Thomas Peterffy.    Thomas Peterffy has been at the forefront of applying computer technology to automate trading and brokerage functions since he emigrated from Hungary to the United States in 1965. In 1977, after purchasing a seat on the American Stock Exchange and trading as an individual marker maker in equity options, Mr. Peterffy was among the first to apply a computerized mathematical model to continuously value equity option prices. By 1986, Mr. Peterffy developed and employed a fully integrated, automated market making system for stocks, options and futures. As this pioneering system extended around the globe, online brokerage functions were added and, in 1993, Interactive Brokers was formed.

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

        Milan Galik.    Mr. Galik joined us in 1990 as a software developer and has served since October 2003 as Senior Vice President, Software Development of IBG LLC. In addition, Mr. Galik has served as Vice President of Timber Hill LLC since April 1998 and serves as a member of the board of directors of the Boston Options Exchange. Mr. Galik received a Master of Science degree in electrical engineering from the Technical University of Budapest in 1990.

        Lawrence E. Harris.    Dr. Harris has been a director since July 2007. He is a professor of Finance and Business Economics at the University of Southern California, where he holds the Fred V. Keenan Chair in Finance at the Marshall School of Business. Dr. Harris also serves as chairman of the Clipper Fund, trustee of RS Funds, and as the research coordinator of the Institute for Quantitative Research in Finance. Dr. Harris formerly served as Chief Economist of the U.S. Securities and Exchange Commission. Dr. Harris earned his Ph.D. in Economics from the University of Chicago, and is a CFA charterholder. He is an expert in the economics of securities market microstructure and the uses of transactions data in financial research. He has written extensively about trading rules, transaction costs, index markets, and market regulation. Dr. Harris is also the author of the widely respected textbook "Trading and Exchanges: Market Microstructure for Practitioners."

        Hans R. Stoll.    Dr. Stoll has been a director since April 2008. He is The Anne Marie and Thomas B. Walker, Jr., Professor of Finance, Emeritus at the Owen Graduate School of Management, Vanderbilt University and founder of the Financial Markets Research Center. Dr. Stoll has published several books and more than 60 articles on numerous securities and finance related subjects. He is known for developing the put call parity relation and for his work in market microstructure. Dr. Stoll was on the faculty of the Wharton School from 1966 to 1980 at which time he joined the faculty at Vanderbilt. Dr. Stoll served as a member of the board of directors of the Options Clearing Corporation from 2005 to 2008. He has been President of the American Finance Association. Dr. Stoll received his A.B. degree from Swarthmore College in 1961 and his M.B.A. and Ph.D. degrees from the Graduate School of Business of the University of Chicago in 1963 and 1966, respectively.

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

        Thomas Peterffy, our founder, Chairman and Chief Executive Officer, and his affiliates beneficially own approximately 87.6% of the economic interests and all of the voting interests in Holdings, which owns all of our Class B common stock, representing approximately 86.4% of the combined voting power of all classes of our voting stock. As a result, Mr. Peterffy has the ability to elect all of the members of our board of directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, material expansions or contractions of our business, entry into new lines of business, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on our common stock. In addition, Mr. Peterffy is able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could discourage potential takeover attempts that other stockholders may favor and could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and this may adversely affect the market price of our common stock.

        Moreover, because of Mr. Peterffy's substantial ownership, we are eligible to be and are, treated as a "controlled company" for purposes of the NASDAQ Marketplace Rules. As a result, we are not required by NASDAQ to have a majority of independent directors or to maintain Compensation and Nominating and Corporate Governance Committees composed entirely of independent directors to continue to list the shares of our common stock on The NASDAQ Global Select Market ("NASDAQ GS"). Our Compensation Committee is comprised of Messrs. Thomas Peterffy (Chairman of the Compensation Committee) and Earl H. Nemser (our Vice Chairman). Mr. Peterffy's membership on the Compensation Committee may give rise to conflicts of interests in that Mr. Peterffy is able to influence all matters relating to executive compensation, including his own compensation.

We are dependent on IBG LLC to distribute cash to us in amounts sufficient to pay our tax liabilities and other expenses.

        We are a holding company and our primary assets are our approximately 13.6% equity interest in IBG LLC and our controlling interest and related rights as the sole managing member of IBG LLC and, as such, we operate and control all of the business and affairs of IBG LLC and are able to consolidate IBG LLC's financial results into our financial statements. We have no independent means of generating revenues. IBG LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, its taxable income is allocated on a pro rata basis to Holdings and us. Accordingly, we incur income taxes on our proportionate share of the net taxable income of IBG LLC, and also incur expenses related to our operations. We intend to cause IBG LLC to distribute cash to its members in amounts at least equal to that necessary to cover their tax liabilities, if any, with respect to the earnings of IBG LLC. To the extent we need funds to pay such taxes, or for any other purpose, and IBG LLC is unable to provide such funds, it could have a material adverse effect on our business, financial condition or results of operations.

We are required to pay Holdings for the benefit relating to additional tax depreciation or amortization deductions we claim as a result of the tax basis step-up our subsidiaries received in connection with our IPO and certain subsequent redemptions of Holdings membership interests.

        In connection with our IPO, we purchased interests in IBG LLC from Holdings for cash. In August 2011 and November 2013, in connection with redemptions of Holdings membership interests, we acquired additional interests in IBG LLC by issuing shares of Class A common stock in exchange for an equivalent number of shares of member interests in IBG LLC (the "Redemptions"). In addition, IBG LLC membership interests held by Holdings may be sold in the future to us and financed by our issuances of shares of our common stock. The initial purchase and the Redemptions did, and the subsequent purchases may, result in increases in the tax basis of the tangible and intangible assets of IBG LLC and its subsidiaries that otherwise would not have been available. Such increase will be approximately equal to the amount by which our stock price at the time of the purchase exceeds the income tax basis of the assets of IBG LLC underlying the IBG LLC interests acquired by us. These increases in tax basis will result in increased deductions in computing our taxable income and resulting tax savings for us generally over the 15 year period which commenced with the initial purchase. We have agreed to pay 85% of these tax savings, if any, to Holdings as they are realized as additional consideration for the IBG LLC interests that we acquire.

        As a result of the IPO and the redemptions by Holdings, the increase in the tax basis attributable to our interest in IBG LLC is $1.04 billion. The tax savings that we would actually realize as a result of this increase in tax basis likely would be significantly less than this amount multiplied by our effective tax rate due to a number of factors, including the allocation of a portion of the increase in tax basis to foreign or non-depreciable fixed assets, the impact of the increase in the tax basis on our ability to use foreign tax credits and the rules relating to the amortization of intangible assets, for example. Based on current facts and assumptions, including that subsequent purchases of IBG LLC interests will occur in fully taxable transactions, the potential tax basis increase resulting from the historical and future purchases of the IBG LLC interests held by Holdings could be as much as $5.12 billion. The tax receivable agreement requires 85% of such tax savings, if any, to be paid to Holdings, with the balance to be retained by us. The actual increase in tax basis depends, among other factors, upon the price of shares of our common stock at the time of the purchase and the extent to which such purchases are taxable and, as a result, could differ materially from this amount. Our ability to achieve benefits from any such increase, and the amount of the payments to be made under the tax receivable agreement, depends upon a number of factors, as discussed above, including the timing and amount of our future income.

        The tax basis of $5.12 billion assumes that (a) all remaining IBG LLC membership interests held by Holdings are purchased by the Company and (b) such purchases in the future are made at prices that reflect the closing share price at December 31, 2013. In order to have a $5.12 billion tax basis, the offering price per share of Class A common stock in such future public offering will need to exceed the then current cost basis per share of Class A common stock by approximately $11.73.

        If either immediately before or immediately after any purchase or the related issuance of our stock, the Holdings members own or are deemed to own, in the aggregate, more than 20% of our outstanding stock, then all or part of any increase in the tax basis of goodwill may not be amortizable and, thus, our ability to realize the annual tax savings that otherwise would have resulted if such tax basis were amortizable may be significantly reduced. Although the Holdings members are prohibited under the Exchange Agreement from purchasing shares of Class A common stock, grants of our stock to employees and directors who are also members or related to members of Holdings and the application of certain tax attribution rules, such as among family members and partners in a partnership, could result in Holdings members being deemed for tax purposes to own shares of Class A common stock.

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

        As of December 31, 2013, our total indebtedness (consisting of short-term borrowings) was approximately $24.6 million. On May 17, 2012, IBG LLC entered into a new $100 million three-year senior secured revolving credit facility with a syndicate of banks. This credit facility replaced a similar two-year facility that was expiring on May 18, 2012. At maturity, subject to meeting certain terms of the facility, IBG LLC will have an option to convert the facility to a one-year term loan. IBG LLC is the sole borrower under this credit facility, which is required to be guaranteed by IBG LLC's domestic non-regulated subsidiaries (currently there are no such entities). In addition, subject to restrictions in our senior secured revolving credit facility and our senior notes, we may incur additional first-priority secured borrowings under the senior secured revolving credit facility.

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

        The members of Holdings have the right to cause the redemption of their Holdings membership interests over time in connection with offerings of shares of our common stock. We intend to sell additional shares of common stock in public offerings in the future, which may include offerings of our common stock to finance future purchases of IBG LLC membership interests which, in turn, will finance corresponding redemptions of Holdings membership interests. These offerings and related transactions were anticipated to occur on or about each of the first eight years following the IPO. Given the absence of any public offering subsequent to our IPO in 2007 through 2010 (and the relatively minor amounts associated with the 2011 and 2013 redemptions) and depending on the timing of redemptions, this offering schedule will be extended into the future in accordance with the Exchange Agreement. The size and occurrence of these offerings may be affected by market conditions. We may also issue additional shares of common stock or convertible debt securities to finance future acquisitions or business combinations. We currently have approximately 54.7 million outstanding shares of common stock. Assuming no anti-dilution adjustments based on combinations or divisions of our common stock, the offerings referred to above could result in the issuance by us of up to an additional approximately 347.6 million shares of common stock. It is possible, however, that such shares could be issued in one or a few large transactions.

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

        The securities and derivatives businesses are heavily regulated. Firms in financial service industries have been subject to an increasingly regulated environment over recent years, and penalties and fines sought by regulatory authorities have increased accordingly. This regulatory and enforcement environment has created uncertainty with respect to various types of transactions that historically had been entered into by financial services firms and that were generally believed to be permissible and appropriate. Our broker-dealer subsidiaries are subject to regulations in the United States and abroad covering all aspects of their business. Regulatory bodies include, in the United States, the SEC, FINRA, the Board of Governors of the Federal Reserve System, the Chicago Board Options Exchange, the Chicago Mercantile Exchange, the Commodity Futures Trading Commission, and the National Futures Association; in Switzerland, the Swiss Financial Market Supervisory Authority; in the United Kingdom, the Financial Conduct Authority; in Hong Kong, the Securities and Futures Commission; in Australia, the Australian Securities and Investment Commission; in India, the Securities and Exchange Board of India; in Canada, the Investment Industry Regulatory Organization of Canada and various Canadian securities commissions; and in Japan, the Financial Supervisory Agency and the Japan Securities Dealers Association. Our mode of operation and profitability may be directly affected by additional legislation changes in rules promulgated by various domestic and foreign government agencies and self-regulatory organizations that oversee our businesses, and changes in the interpretation or enforcement of existing laws and rules, including the potential imposition of transaction taxes. Noncompliance with applicable laws or regulations could result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market or the revocation or limitation of licenses. Noncompliance with applicable laws or regulations could adversely affect our reputation, prospects, revenues and earnings. In addition, changes in current laws or regulations or in governmental policies could adversely affect our operations, revenues and earnings.

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

        As certain of our subsidiaries are members of FINRA, we are subject to certain regulations regarding changes in control of our ownership. FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a change in control of a member firm. FINRA defines control as ownership of 25% or more of the firm's equity by a single entity or person and would include a change in control of a parent company. Interactive Brokers (U.K.) Limited is subject to similar change in control regulations promulgated by the FCA in the United Kingdom. As a result of these regulations, our future efforts to sell shares or raise additional capital may be delayed or prohibited. We may be subject to similar restrictions in other jurisdictions in which we operate.

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

        During 2013, approximately 27% of our net revenues were generated by our operating companies outside the United States. We are exposed to risks and uncertainties inherent in doing business in international markets, particularly in the heavily regulated brokerage industry. Such risks and uncertainties include political, economic and financial instability; unexpected changes in regulatory requirements, tariffs and other trade barriers; exchange rate fluctuations; applicable currency controls; and difficulties in staffing, including reliance on newly hired local experts, and managing foreign operations. These risks could cause a material adverse effect on our business, financial condition or results of operations.

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

        Our activities in market making for forex-based products include the trading of cash in foreign currencies with banks and exchange-listed futures, options on futures, options on cash deposits and currency-based ETFs. All of the risks that pertain to our market making activities in equity-based products also apply to our forex-based market making. In addition, we have comparatively less experience in the forex markets and even though we have expanded this activity slowly, any kind of unexpected event can occur that can result in great financial loss.

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

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. As disclosed in Item 9A, "Controls and Procedures," of the Company's 2012 Annual Report on Form 10-K, filed on March 8, 2013, management identified a material weakness in our internal control over financial reporting related to the review and interpretation of complex accounting issues, specifically, redeemable noncontrolling interests in IBG LLC attributable to Holdings and stock based compensation. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control—An Integrated Framework ("1992"). We have been actively engaged in developing and implementing a remediation plan designed to address this material weakness. In the quarter ended December 31, 2013, the Company concluded that it had remediated the previously reported material weakness within the Company's internal control over financial reporting related to the review and interpretation of complex accounting issues. If our remedial measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

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

        The following table sets forth certain information with respect to our leased facilities:

Location	Space (sq. feet)	Expiration	Principal Usage
Greenwich, CT	81,266	2019	Headquarters and data center
Greenwich, CT	37,404	2019	Office space
Jersey City, NJ	5,869	2018	Office space
Chicago, IL	61,492	2016	Office space and data center
Washington, D.C.	745	2014	Office space
Montreal, Canada	4,566	2019	Office space
London, United Kingdom	2,283	2015	Office space
Zug, Switzerland	28,267	2015	Office space and data center
Sydney, Australia	2,649	2014	Office space
Hong Kong	7,846	2015	Office space and data center
Budapest, Hungary	4,297	2014	Office space
St. Petersburg, Russia	2,742	2014	Office space
Tallinn, Estonia	4,844	2016	Office space
Mumbai, India	5,700	2015	Office space
Tokyo, Japan	2,161	2015	Office space
Shanghai, China	3,635	2018	Office space

ITEM 3.    LEGAL PROCEEDINGS AND REGULATORY MATTERS

        The securities and commodities industry is highly regulated and many aspects of our business involve substantial risk of liability. In recent years, there has been an increasing incidence of litigation involving the brokerage industry, including class action suits that generally seek substantial damages, including in some cases punitive damages. Compliance and trading problems that are reported to federal, state and provincial regulators, exchanges or other self-regulatory organizations by dissatisfied customers are investigated by such regulatory bodies, and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action. We are also subject to periodic regulatory audits and inspections.

        Like other brokerage firms, we have been named as a defendant in lawsuits and from time to time we have been threatened with, or named as a defendant in, arbitrations and administrative proceedings. The following contains information regarding potentially material pending litigation and pending regulatory inquiries. We may in the future become involved in additional litigation or regulatory proceedings in the ordinary course of our business, including litigation or regulatory proceedings that could be material to our business.

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

        IB receives hundreds of regulatory inquiries each year in addition to being subject to frequent regulatory examinations. The great majority of these inquiries do not lead to fines or any further action against IB. Most often, regulators do not inform IB as to when and if an inquiry has been concluded. IB is currently the subject of regulatory inquiries regarding topics such as order audit trail reporting, trade reporting, short sales, margin lending, anti-money laundering, technology development practices, business continuity planning and other topics of recent regulatory interest. IB is unaware of any specific regulatory matter that, itself, or together with similar regulatory matters, would have a material impact on IB's financial condition. Nonetheless, in the current climate, we expect to pay significant regulatory fines on various topics on an ongoing basis, as other regulated financial services businesses do. The amount of any fines, and when and if they will be incurred, is impossible to predict given the nature of the regulatory process.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

        The following table shows the high and low sale prices for the periods indicated for the Company's common stock, as reported by NASDAQ.

	Sales Price
	High	Low
2012
First Quarter	$17.39	$15.00
Second Quarter	$17.43	$14.06
Third Quarter	$14.73	$13.38
Fourth Quarter(1)	$15.29	$13.56
2013
First Quarter	$15.14	$13.61
Second Quarter	$16.60	$14.07
Third Quarter	$18.89	$16.16
Fourth Quarter	$24.98	$18.91
2014
Year-to-date February 25, 2014	$24.84	$20.59

(1)
In December 2012, the Company paid a special cash dividend of $1.00 per share to its common shareholders.

        The closing price of our common stock on February 25, 2014, as reported by NASDAQ, was $22.41 per share.

Holders

        On February 20, 2014, there were five holders of record, which does not reflect those shares held beneficially or those shares held in "street" name. Accordingly, the number of beneficial owners of our common stock exceeds this number.

Dividends and Other Restrictions

        In December 2010, the Company effected a series of dividend payments, including a dividend of $1.79 per share, which was paid to the Company's common shareholders. In December 2012, the Company paid a special dividend of $1.00 per share to the Company's common shareholders. During the second quarter of 2011, the Company declared and paid a cash dividend of $0.10 per share and has continued this quarterly dividend policy through the current fiscal year end and into the first quarter of 2014. We currently intend to pay quarterly dividends of $0.10 per share to our common stockholders for the foreseeable future.

        Restrictions contained in our loan agreements limit our ability to pay dividends on our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Part II Item 7 of this Annual Report on Form 10-K.

Stockholder Return Performance Graph

        The following graph compares cumulative total stockholder return on our common stock, the S&P 500 Index and the NASDAQ Financial-100 Index from December 31, 2008 to December 31, 2013. The comparison assumes $100 was invested on December 31, 2008 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes.

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

Use of Proceeds from Member Redemption

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

        On an annual basis, each holder of a membership interest may request that the liquefiable portion of that holder's interest be redeemed by Holdings. We expect Holdings to use the net proceeds it receives from such sales to redeem an identical number of Holdings membership interests from the requesting holders.

        With the consent of Holdings and the Company (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed in November 2013 to redeem certain membership interests from Holdings through the sale of Common Stock and the distribution of the proceeds of such sale to the beneficial owners of such membership interests.

        On November 12, 2013, the Company issued 4,683,415 shares of Class A Common stock (with a fair value of $109.7 million) to Holdings, for sale for the benefit of, certain of its members in exchange for membership interests in IBG LLC equal in number to such number of shares of Common Stock issued by the Company. It is intended that the acquired shares will be distributed to, and/or sold for the benefit of certain of the members of Holdings who have elected to redeem a portion of their Holdings membership interests. The shares to be sold will be sold in open market transactions pursuant to a Rule 10b5-1 trading plan (the "Plan").

        Certain officers and directors are among the members of Holdings who have elected to redeem a portion of their Holdings membership interests and therefore have an interest in the proceeds of sale of 700,190 shares of the Class A Common Stock to be sold pursuant to the Plan. In addition, certain current and former employees of the Company and its subsidiaries also elected the redemption of a portion of their membership interests in Holdings and therefore have an interest in the balance of the shares to be sold under the Plan and/or distributed by Holdings. Neither Mr. Thomas Peterffy nor his affiliates have elected to redeem any of their Holdings membership interests and therefore have no interest in the proceeds of sale or distribution of the shares of Class A Common Stock acquired by Holdings on November 12, 2013.

        As a consequence of this transaction, IBG, Inc.'s interest in IBG LLC increased to approximately 13.6%, with Holdings owning the remaining 86.4%. The redemptions also resulted in an increase in the Holdings interest held by Thomas Peterffy and his affiliates from approximately 86.3% to approximately 87.6%. The redemptions were completed during November, 2013.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information about shares of common stock available for future awards under all of the Company's equity compensation plans as of December 31, 2013. The Company has not made grants of common stock outside of its equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	N/A	N/A	800,491
Equity compensation plans not approved by security holders	N/A	N/A	—

Total	—	—	800,491

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

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables set forth selected historical consolidated financial and other data of IBG, Inc. They are presented for the years ended, and as of, December 31, 2009, 2010, 2011, 2012 and 2013.

        The following selected historical consolidated financial and other data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in millions, except share and per share data)
Consolidated Statement of Comprehensive Income Data:
Revenues:
Trading gains	$245.2	$435.1	$665.2	$368.6	$633.9
Commissions and execution fees	502.1	412.6	456.2	386.8	353.0
Interest income	299.7	268.4	280.2	172.5	121.6
Other income	80.9	76.4	43.0	60.4	61.3

Total revenues	1,127.9	1,192.5	1,444.6	988.3	1,169.8
Interest expense	51.7	62.0	86.3	66.2	69.5

Total net revenues	1,076.2	1,130.5	1,358.3	922.1	1,100.3

Non-interest expenses:
Execution and clearing	242.5	251.0	281.3	272.6	273.2
Employee compensation and benefits	205.3	244.5	216.3	203.6	182.0
Occupancy, depreciation and amortization	38.9	38.8	37.1	37.3	40.4
Communications	23.1	23.3	23.6	23.5	22.8
General and administrative(1)	115.1	45.9	58.9	47.7	43.6

Total non-interest expenses	624.9	603.5	617.2	584.7	562.0

Income before income taxes	451.3	527.0	741.1	337.4	538.3
Income tax expense	33.7	30.0	53.9	60.3	54.1

Net Income	417.6	497.0	687.2	277.1	484.2
Less Income attributable to noncontrolling interests(2)	380.6	456.3	625.3	286.7	448.4

Net income (loss) attributable to common stockholders(3)	$37.0	$40.7	$61.9	$(9.6)	$35.8

Earnings per share(3)
Basic	$0.74	$0.89	$1.39	$(0.23)	$0.80

Diluted	$0.73	$0.89	$1.37	$(0.23)	$0.79

Weighted average common shares outstanding
Basic	49,742,428	46,814,676	43,924,554	41,870,926	40,973,290
Diluted	50,924,736	47,070,522	44,364,902	42,498,705	41,799,489
Comprehensive income:
Net income (loss)	$37.0	$40.7	$61.9	$(9.6)	$35.8
Other comprehensive income (loss):
Cumulative translation adjustment, before income taxes	(3.2)	2.2	(4.5)	16.3	11.1
Income taxes related to items of other comprehensive income	(0.5)	(9.1)	(1.8)	6.0	4.1

Other comprehensive income (loss), net of tax	(2.7)	11.3	(2.7)	10.3	7.0

Comprehensive income attributable to common stockholders	$34.3	$52.0	$59.2	$0.7	$42.8

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	$380.6	$456.3	$625.3	$286.7	$448.4
Other comprehensive income (loss)—cumulative translation adjustment	(24.7)	17.0	(27.8)	132.2	93.7

Comprehensive income attributable to noncontrolling interests	$355.9	$473.3	$597.5	$418.9	$542.1

(1)
In 2013, general and administrative expenses include an unusual loss of $64 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Overview" in Part II Item 7 of this Annual Report on Form 10-K.

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

  This Non-GAAP measure is discussed in further detail in "Non-GAAP Financial Measures" and for a full GAAP to Non-GAAP reconciliation see "GAAP to Non-GAAP Reconciliation and Footnotes" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 66 in this Annual Report on Form 10-K.

	December 31,
	2013	2012	2011	2010	2009
	(in millions)
Cash, cash equivalents and short-term investments(1)	$15,591.3	$14,525.9	$12,140.8	$9,578.6	$7,948.5
Total assets(2)(3)	$37,870.7	$33,199.6	$30,404.4	$28,500.0	$26,606.7
Total liabilities(3)	$32,778.5	$28,386.5	$25,592.4	$24,207.0	$21,644.0
Redeemable noncontrolling interests(4)	$0.0	$0.0	$5,269.6	$6,320.8	$6,318.4
Stockholders' equity (deficit)(4)(5)	$4,384.9	$598.5	$(459.5)	$(2,029.2)	$(1,356.8)
Noncontrolling interests	$707.3	$4,214.6	$1.8	$1.5	$1.2

(1)
Cash, cash equivalents and short-term investments represent cash and cash equivalents, cash and securities segregated under federal and other regulations, short-term investments and securities purchased under agreements to resell.

(2)
At December 31, 2013, approximately $37.44 billion, or 98.9%, of total assets were considered to be liquid and consisted primarily of cash, marketable securities and collateralized receivables.

(3)
As a result of our acquisition from Holdings of IBG LLC membership interests, we received not only an interest in IBG LLC but also, for federal income tax purposes, a step-up to the federal income tax basis of the assets of IBG LLC underlying such additional interest. This increased tax basis is expected to result in tax benefits as a result of increased amortization deductions. We will retain 15% of the tax benefits actually realized. As set forth in the tax receivable agreement we entered into with Holdings, we will pay the remaining 85% of the realized tax benefits relating to any applicable tax year to Holdings. The deferred tax asset was $297.4 million, $281.6 million, $297.9 million, $313.6 million and $333.3 million and the corresponding payable to Holdings was $287.2 million, $258.6 million, $271.6 million, $284.9 million and $299.0 million at December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(4)
As discussed in Note 4 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, prior to June 6, 2012, the Company reported Holdings' interests in IBG LLC as redeemable noncontrolling interests, at redemption value and separate from equity. Redemption value for these redeemable noncontrolling interests was measured as the number of equivalent shares of IBG LLC member interests owned by Holdings multiplied by the then current market price per share of the Company's common stock. The excess of the redemption value over the book value of these interests, which did not affect net income attributable to common stockholders or cash flows, was required to be accounted for as a reduction of the Company's stockholders' equity in the consolidated statements of financial condition. These fair value adjustments had the effect of decreasing reported stockholders' equity by $1.0 billion, $2.5 billion and $1.9 billion as of December 31, 2011, 2010 and 2009, respectively. Accordingly, the above condensed consolidated statement of financial condition information is presented as if ASC 810-10 and ASC 480-10-S99 had been applied historically. Subsequent to June 6, 2012, the Company has reported noncontrolling interests attributable to Holdings as a component of the Company's total equity, valued based on Holding's proportionate ownership in IBG LLC.

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

        In connection with our IPO priced on May 3, 2007, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC's financial results into its financial statements. Our primary assets are our ownership of approximately 13.6% of the membership interests of IBG LLC, the current holding company for our businesses, and our controlling interest and related contractual rights as the sole managing member of IBG LLC. The remaining approximately 86.4% of IBG LLC membership interests are held by Holdings, a holding company that is owned by our founder, Chairman and Chief Executive Officer, Thomas Peterffy, and his affiliates, management and other employees of IBG LLC, and certain other members. The IBG LLC membership interests held by Holdings will be subject to purchase by us over time in connection with offerings by us of shares of our common stock.

Business Segments

        The Company reports its results in two business segments, electronic brokerage and market making. These segments are analyzed separately as we derive our revenues from these two principal business activities as well as allocate resources and assess performance.

  •
  Electronic Brokerage.  We conduct our electronic brokerage business through our IB subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on the technology originally developed for our market making business, IB's systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account. We offer our customers access to all classes of tradable, primarily exchange-listed products, including stocks, bonds, options, futures, forex and mutual funds traded on more than 100 exchanges and market centers and in 23 countries around the world seamlessly.

  •
  Market Making.  We conduct our market making business through our TH subsidiaries. As one of the largest market makers on many of the world's leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over 804,000 tradable, exchange-listed products. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time. Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, thus minimizing the risk of our portfolio at all times. This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios.

Business Environment

        The operating environment for our brokerage business exhibited positive trends in 2013. Following a slump in 2012, exchange-traded volumes rebounded this year, fueled primarily by rising investor optimism and strong valuation gains in the equity markets. Market values continued to rise as U.S. indexes added to their gains from 2012, with the S&P 500 Index climbing 30% over its year-ago level. This contributed to our 39% increase in customer equity.

        Positive word of mouth referrals and targeted, institutional marketing initiatives drove a 14% increase in customer accounts in 2013. Institutional customers like hedge funds, mutual funds, introducing brokers, proprietary trading groups and financial advisors comprised over 40% of total accounts at the end of 2013. These larger accounts also drove a 22% increase in average equity per account to $191,000 at year-end. Our customer base is geographically diversified. Our customers reside in nearly 200 countries and over 60% of new customers come from outside the U.S.

        We maintained our position as the largest U.S. electronic broker as measured by number of customer revenue trades. Our customers' trading activity continued to outpace the industry, with an 18% year-over-year increase in total daily average revenue trades, driving a 22% increase in commission revenue.

        Persistently low interest rates encouraged customers to take advantage of our competitive margin lending rates, which are tied to the Fed Funds rate and ranged from 0.5% to 1.58% during 2013. This drove our margin balances to a record high of $13.5 billion, an increase of 38% over the prior year, and net interest income to rise 24% in 2013.

        Results in the market making segment were subdued. 2013 was devoid of significant market moving events, which kept volatility low and depressed our trading gains. Volatility levels, on average, reached a historic low this year. In addition, negative currency movements relative to the basket of currencies in which we hold our equity placed a drag on the market making profits.

        The following is a summary of the key profit drivers that affect our business and how they compared to the prior year:

        Global trading volumes.    According to data received from exchanges worldwide, volumes in exchange-listed equity-based options increased by approximately 1.6% globally and 2.7% in the U.S. for the year ended December 31, 2013, as compared to 2012. During 2013 (2012) we accounted for approximately 9.1% (9.7%) of the exchange-listed equity-based options (including options on ETFs and stock index products) volume traded worldwide and approximately 11.8% (13.3%) of exchange-listed equity-based options volume traded in the U.S. It is important to note that this metric is not directly correlated with our profits. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled "Quantitative and Qualitative Disclosures about Market Risk."

        See the tables on pages 51-52 of this Annual Report on Form 10-K for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

        Volatility.    Our market making profits are generally correlated with market volatility since we typically maintain an overall long volatility position, which protects us against a severe market dislocation in either direction. Based on the Chicago Board Options Exchange Volatility Index

("VIX®"), the average volatility level fell to a new historic low, averaging only 14 in 2013, 20% lower than it was during 2012.

        The ratio of actual to implied volatility is also meaningful to our results. Because the cost of hedging our positions is based on implied volatility, while our trading profits are, in part, based on actual market volatility, a higher ratio is generally favorable and a lower ratio generally has a negative effect on our trading gains. This ratio averaged approximately 77% during 2013, about 9% higher than it was in 2012.

        Currency fluctuations.    As a global market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in proportion to a defined basket of 16 currencies we call the "GLOBAL" in order to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL to the U.S. dollar affects our earnings. The value of the GLOBAL, as measured in U.S. dollars, at December 31, 2013 declined 2.4% compared to its value at December 31, 2012. This had a negative impact on our comprehensive earnings in 2013.

Financial Overview

        Diluted earnings per share were $0.73 for year ended December 31, 2013. The calculation of diluted earnings per share is detailed in Note 4 to the audited consolidated financial statements, in Part II, Item 8 of this Annual Report on Form 10-K. Diluted earnings per share were $0.89 for the year ended December 31, 2012.

        On a comprehensive basis, which includes the effect of changes in the U.S. dollar value of the Company's non-U.S. subsidiaries, diluted earnings per share were $0.67 for the year ended December 31, 2013. This compares to diluted earnings per share of $1.13 for the same period in 2012, inclusive of the $0.20 effect of reversing deferred taxes on other comprehensive income, which had been recognized in error in prior years.

        For the year ended December 31, 2013, our net revenues were $1,076.2 million and income before income taxes was $451.3 million, compared to net revenues of $1,130.5 million and income before income taxes of $527.0 million for 2012. Compared to 2012, trading gains decreased by 44% in 2013, commissions and execution fees increased by 22% and net interest income increased by 20%. Our pretax margin for the year ended December 31, 2013 was 42%, compared to 47% for 2012.

        During the year ended December 31, 2013, income before income taxes in our electronic brokerage segment increased by 15% compared to 2012. Commissions and execution fees increased by 22% on higher customer trade volumes, while net interest income grew by 24% from the prior year. Pretax margin decreased from 51% to 48% in the same time periods. Customer accounts grew 14% from the prior year and customer equity increased 39% during 2013. Total Daily Average Revenue Trades ("DARTs") for cleared and execution-only customers increased 18% to 486,000 during the year ended December 31, 2013, compared to 413,000 during the year ended December 31, 2012.

        In October 2013, a small number of the Company's brokerage customers had taken relatively large positions in four securities listed on the Singapore Exchange. In early October, within a very short timeframe, these securities lost over 90% of their value. The customer accounts were margined and fell into deficits totaling $64 million prior to the time the Company took possession of their securities positions. At December 31, 2013, the Company has recognized an aggregate loss of approximately $74 million. The maximum aggregate loss, which would occur if the securities' prices all fell to zero and none of the debts were collected, would be approximately $84 million. The Company is currently pursuing the collection of the debts. The ultimate effect of this incident on the Company's results will depend upon market conditions and the outcome of the Company's debt collection efforts.

        During the year ended December 31, 2013, income before income taxes in our market making segment decreased by 62%, compared with 2012. Trading gains were negatively impacted by greater currency translation losses, which contributed 26% of the decrease from the prior year; low volatility levels, as measured by the VIX®; and a low ratio of actual to implied volatility. Pretax margin decreased to 26% in 2013, as compared to 41% in 2012.

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

        The following two tables present net revenues and income before income taxes for each of our business segments for the periods indicated.

        Net revenues of each of our business segments and our total net revenues are summarized below:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Electronic brokerage	$814.0	$670.4	$691.5
Market making	274.5	459.6	698.5
Corporate(1)	(12.3)	0.5	(31.7)

Total	$1,076.2	$1,130.5	$1,358.3

(1)
Corporate includes corporate related activities as well as inter-segment eliminations.

        Income before income taxes of each of our business segments and our total income before income taxes are summarized below:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Electronic brokerage	$391.3	$341.7	$370.3
Market making	71.9	188.6	413.2
Corporate(1)	(11.9)	(3.3)	(42.4)

Total	$451.3	$527.0	$741.1

(1)
Corporate includes corporate related activities as well as inter-segment eliminations.

Revenue

  Trading Gains

        Trading gains are generated in the normal course of market making. Trading revenues are, in general, proportional to the trading activity in the markets. Our revenue base is highly diversified and comprised of millions of relatively small individual trades of various financial products traded on electronic exchanges, primarily in stocks, options and futures. Trading gains accounted for approximately 22%, 36% and 46% of our total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Trading gains include a portion of translation gains and losses stemming from the basket of foreign currencies we call the GLOBAL, which we employ to carry out our currency exposure strategy. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled "Quantitative and Qualitative Disclosures about Market Risk."

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

        Our trading gains are geographically diversified. In 2013, 2012 and 2011, we generated 55%, 37% and 40%, respectively, of our trading gains from operations conducted internationally.

  Commissions and Execution Fees

        We earn commissions and execution fees from our cleared customers for whom we act as executing and clearing brokers and from our non-cleared customers for whom we act as an execution-only broker. We have a commission structure that allows customers to choose between an all-inclusive "bundled" rate or an "unbundled" rate that offers lower commissions for high volume customers. For "unbundled" commissions, we charge regulatory and exchange fees, at our cost, separately from our commissions, adding transparency to our fee structure. Commissions and execution fees accounted for 45%, 35% and 32% of our total revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

        Our commissions and execution fees are geographically diversified. In 2013, 2012 and 2011 we generated 26%, 28% and 30%, respectively, of commissions and execution fees from operations conducted internationally.

  Interest Income and Interest Expense

        We earn interest on customer funds segregated in safekeeping accounts; on customer borrowings on margin, secured by marketable securities these customers hold with us; from our investment in government treasury securities; from borrowing securities in the general course of our market making and brokerage activities, and on bank balances. Interest income accounted for 27%, 23% and 19% of total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Interest income is partially offset by interest expense.

        We pay interest on cash balances customers hold with us; for cash received from lending securities in the general course of our market making and brokerage activities; and on our borrowings. Interest expense was 5%, 5% and 6% of total revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

        We have automated and integrated our securities lending system with our trading system. As a result, we have been able to tailor our securities lending activity to produce more optimal results when taken together with trading gains (see description under "Trading Gains" above).

        Our net interest income accounted for approximately 23%, 18% and 14% of our total net revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

  Other Income

        Other income consists primarily of market data fee income, payment for order flow income, minimum activity fee income from customers and mark-to-market gains or losses on non-market making securities (generally, strategic investments). Our other income accounted for approximately 7%, 6% and 3% of our total revenues for each of the years ended December 31, 2013, 2012 and 2011, respectively.

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

  Communications

        Communications expense consists primarily of the cost of voice and data telecommunications lines supporting our business, including connectivity to exchanges around the world.

  General and Administrative

        Expenses in this category are primarily incurred for professional services, such as legal and audit work, bad debts, and other operating expenses such as advertising and exchange membership lease expenses.

  Income Tax Expense

        We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage of IBG LLC owned by IBG, Inc. Our subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Noncontrolling Interest

        We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and consolidate IBG LLC's financial results into our financial statements. We hold approximately 13.6% ownership interest in IBG LLC. Holdings is owned by the original members of IBG LLC and holds approximately 86.4% ownership interest in IBG LLC. We reflect Holdings' ownership as a noncontrolling interest in our consolidated statement of financial condition, consolidated statement of comprehensive income, consolidated statement of changes in equity and consolidated statement of cash flows. Our share of IBG LLC's net income, excluding Holdings' noncontrolling interest, for 2013 was approximately 12.4% and similarly, outstanding shares of our common stock represent approximately 13.6% of the outstanding membership interests of IBG LLC.

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

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Revenues:
Trading gains	$245.2	$435.1	$665.2
Commissions and execution fees	502.1	412.6	456.2
Interest income	299.7	268.4	280.2
Other income	80.9	76.4	43.0

Total revenues	1,127.9	1,192.5	1,444.6
Interest expense	51.7	62.0	86.3

Total net revenues	1,076.2	1,130.5	1,358.3

Non-interest expenses:
Execution and clearing	242.5	251.0	281.3
Employee compensation and benefits	205.3	244.5	216.3
Occupancy, depreciation and amortization	38.9	38.8	37.1
Communications	23.1	23.3	23.6
General and administrative	115.1	45.9	58.9

Total non-interest expenses	624.9	603.5	617.2

Income before income taxes	451.3	527.0	741.1
Income tax expense	33.7	30.0	53.9

Net Income	417.6	497.0	687.2
Less net income attributable to noncontrolling interests	380.6	456.3	625.3

Net income (loss) attributable to common stockholders	$37.0	$40.7	$61.9

Earnings per share
Basic	$0.74	$0.89	$1.39

Diluted	$0.73	$0.89	$1.37

Weighted average common shares outstanding
Basic	49,742,428	46,814,676	43,924,554
Diluted	50,924,736	47,070,522	44,364,902
Comprehensive income:
Net income (loss)	$37.0	$40.7	$61.9
Other comprehensive income (loss):
Cumulative translation adjustment, before income taxes	(3.2)	2.2	(4.5)
Income taxes related to items of other comprehensive income	(0.5)	(9.1)	(1.8)

Other comprehensive income (loss), net of tax	(2.7)	11.3	(2.7)

Comprehensive income attributable to common stockholders	$34.3	$52.0	$59.2

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	$380.6	$456.3	$625.3
Other comprehensive income (loss)—cumulative translation adjustment	(24.7)	17.0	(27.8)

Comprehensive income attributable to noncontrolling interests	$355.9	$473.3	$597.5

        The following table sets forth our consolidated results of operations as a percent of our total revenues for the indicated periods:

	Year Ended December 31,
	2013	2012	2011
Revenues:
Trading gains	21.7%	36.5%	46.0%
Commissions and execution fees	44.5%	34.6%	31.6%
Interest income	26.6%	22.5%	19.4%
Other income	7.2%	6.4%	3.0%

Total revenues	100.0%	100.0%	100.0%
Interest expense	4.6%	5.2%	6.0%

Total net revenues	95.4%	94.8%	94.0%

Non-interest expenses:
Execution and clearing	21.5%	21.0%	19.5%
Employee compensation and benefits	18.2%	20.5%	15.0%
Occupancy, depreciation and amortization	3.4%	3.3%	2.6%
Communications	2.0%	2.0%	1.6%
General and administrative	10.3%	3.8%	4.1%

Total non-interest expenses	55.4%	50.6%	42.7%

Income before income taxes	40.0%	44.2%	51.3%
Income tax expense	3.0%	2.5%	3.7%
Net Income	37.0%	41.7%	47.6%
Less net income attributable to noncontrolling interests	33.7%	38.3%	43.3%

Net income (loss) attributable to common stockholders	3.3%	3.4%	4.3%

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net Revenues

        Total net revenues for the year ended December 31, 2013 decreased $54.3 million or 5%, to $1,076.2 million from $1,130.5 million during the year ended December 31, 2012. The decrease in net revenues was primarily due to lower trading gains compared to the prior year, partially offset by increases in commissions and execution fees and net interest income. Trading volume is an important driver of revenues and costs for both our electronic brokerage and market making segments. During the year ended December 31, 2013 our volumes in options decreased 6% from prior year levels while futures contracts and stock shares volumes increased 23% and 45%, respectively.

        Trading Gains.    Trading gains for the year ended December 31, 2013 decreased $189.9 million, or 44%, to $245.2 million from $435.1 million for the year ended December 31, 2012. Removing the effects of currency translation, the Market Making segment produced $333.8 million in trading gains in the year ended December 31, 2013, compared to $473.6 million in trading gains for the same period last year. As market makers, we provide liquidity by buying from sellers and selling to buyers. During the year ended December 31, 2013, our market making operations executed 65.3 million trades, an increase of 8% as compared to the number of trades executed in the year ended December 31, 2012. Market Making options contract volume decreased 12% while futures contracts and stock shares volumes increased 44% and 38%, respectively, as compared to the year-ago period. The decrease in trading gains was amplified by a $50.2 million increase in currency losses. Trading gains reflected a currency translation loss of $88.6 million during the year ended December 31, 2013, compared to a $38.5 million loss in same period of 2012. As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in a basket of currencies we call the GLOBAL. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled "Quantitative and Qualitative Disclosures about Market Risk."

        Trading gains were negatively impacted by a market making environment with persistent low volatility and low actual-to-implied volatility. The VIX®, which measures perceived U.S. equity market volatility, decreased by15% in the year ended December 31, 2013 as compared to the year-ago period. As a result, our trading gains, after removing the effects of currency translation, were approximately 30% lower than those of the year-ago period.

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

        Commissions and Execution Fees.    Commissions and execution fees for the year ended December 31, 2013 increased $89.5 million, or 22%, to $502.1 million, as compared to the year ended December 31, 2012, driven by continued customer account growth and increased customer activity. Cleared customer options, futures and stock volumes increased 25%, 20% and 45%, respectively. Total DARTs for cleared and execution-only customers for the year ended December 31, 2013 increased 18% to approximately 486,000, as compared to approximately 413,000 during the year ended December 31, 2012. Average commission per DART for cleared customers, for the year ended December 31, 2013, increased by 6% to $4.41, as compared to $4.17 for the year ended December 31, 2012. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 15% to approximately 441,000, for the year ended December 31, 2013, as compared to approximately 384,000 for the year ended December 31, 2012.

        Interest Income and Interest Expense.    Net interest income (interest income less interest expense) for the year ended December 31, 2013 increased $41.6 million, or 20%, to $248.0 million, as compared to the year ended December 31, 2012. The increase in net interest income was driven by higher customer cash and margin balances and higher net fees earned from securities borrowed and loaned transactions.

        Net interest income on customer balances increased $16.6 million compared to the year-ago quarter. Average customer cash balances increased by 21%, to $23.59 billion, while average customer fully secured margin borrowings increased 37% to $11.88 billion, for the year ended December 31, 2013, as compared to $19.54 billion and $8.67 billion, respectively, for the year ended December 31, 2012. The average Fed Funds effective rate decreased by approximately three basis points to 0.11% for the year ended December 31, 2013.

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

        Average securities borrowed increased by 19%, to $3.47 billion and average securities loaned increased by 24%, to $2.19 billion, for the year ended December 31, 2013. Net interest earned from securities borrowed and loaned is also affected by the level of demand for securities positions held by our market making companies and by our customers. During the year ended December 31, 2013, net fees earned by our brokerage and market making segments from securities borrowed and loaned transactions increased $26.4 million as compared to the year ended December 31, 2012.

        Other Income.    Other income, for the year ended December 31, 2013, increased $4.5 million, or 6%, to $80.9 million, as compared to the year ended December 31, 2012. The increase was due to increased market data revenue partially offset by the recognition of a translation loss previously recorded in OCI.

Non-Interest Expenses

        Non-interest expenses, for the year ended December 31, 2013, increased by $21.4 million, or 4%, to $624.9 million from $603.5 million, during the year ended December 31, 2012. The increase was primarily due to higher customer bad debt expenses (contained in general and administrative expenses), partially offset by lower employee compensation and benefits expenses and lower execution and clearing fees in the market making segment. As a percentage of total net revenues, non-interest expenses increased to 58% for the year ended December 31, 2013 from 53% in 2012.

        Execution and Clearing.    Execution and clearing expenses for the year ended December 31, 2013, decreased $8.5 million, or 3%, to $242.5 million, as compared to the year ended December 31, 2012. The decrease reflects lower options volume in the market making segment, partially offset by higher volume across product types and market data fees in the electronic brokerage segment.

        Employee Compensation and Benefits.    Employee compensation and benefits expenses, for the year ended December 31, 2013, decreased by $39.2 million, or 16%, to $205.3 million, as compared to the year ended December 31, 2012, reflecting the non-recurrence of a special employee Stock Incentive Plan grant made in 2012, a payment made on unvested shares in our Stock Incentive plan in lieu of the December 2012 special dividend and lower incentive compensation related expenses. The number of employees decreased 1% to 880 for the year ended December 31, 2013, as compared to 891 for the corresponding period in 2012. Within the operating segments, we continued to add staff in electronic brokerage and reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 19% and 22% for the year ended December 31, 2013 and 2012, respectively.

        Occupancy, Depreciation and Amortization.    Occupancy, depreciation and amortization expenses increased $0.1 million to $38.9 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. As a percentage of total net revenues, occupancy, depreciation and amortization expense was 4% and 3% for the years ended December 31, 2013 and 2012, respectively.

        Communications.    Communications expenses decreased $0.2 million, or 1%, to $23.1 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012. As a percentage of total net revenues, communications expenses were 2% for both 2013 and 2012.

        General and Administrative.    General and administrative expenses, for the year ended December 31, 2013, increased $69.2 million to $115.1 million, as compared to the year ended December 31, 2012. The increase in general and administrative expenses was primarily due to increases in customer bad debt related to the Singapore stock issue, as described above in the "Financial Overview" section.

Income Tax Expense

        Income tax expense for the year ended December 31, 2013 increased $3.7 million, or 12%, compared to income tax expense for the year ended December 31, 2013, while income before taxes decreased by $75.5 million, or 14%, during the same period. In 2012, we recognized greater tax benefits related to prior years, than in 2013.

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

Supplemental Information

        The following tables present historical trading volumes for our business. However, volumes are not the only drivers in our business.

TRADE VOLUMES:
(in 000's, except %)

Period	Market Making Trades	% Change	Brokerage Cleared Trades	% Change	Brokerage Non Cleared Trades	% Change	Total Trades	% Change	Avg. Trades per U.S. Trading Day
2009	93,550		127,338		13,636		234,524		934
2010	75,169	-20%	133,658	5%	18,732	37%	227,559	-3%	905
2011	63,602	-15%	160,567	20%	19,187	2%	243,356	7%	968
2012	60,421	-5%	150,000	-7%	16,118	-16%	226,540	-7%	904
2013	65,320	8%	173,849	16%	18,489	15%	257,658	14%	1,029

CONTRACT AND SHARE VOLUMES:
(in 000's, except %)

TOTAL

Period	Options (contracts)	% Change	Futures (contracts)	% Change	Stocks (shares)	% Change
2009	643,380		82,345		75,449,891
2010	678,856	6%	96,193	17%	84,469,874	12%
2011	789,370	16%	106,640	11%	77,730,974	-8%
2012	698,140	-12%	98,801	-7%	65,872,960	-15%
2013	659,673	-6%	121,776	23%	95,479,739	45%

MARKET MAKING

Period	Options (contracts)	% Change	Futures (contracts)	% Change	Stocks (shares)	% Change
2009	428,810		15,122		26,205,229
2010	435,184	1%	15,371	2%	19,165,000	-27%
2011	503,053	16%	15,519	1%	11,788,769	-38%
2012	457,384	-9%	12,660	-18%	9,339,465	-21%
2013	404,490	-12%	18,184	44%	12,849,729	38%

Notes:

(1)
Futures contract volume includes options on futures

(2)
In Brazil, an equity option contract typically represents one share of the underlying stock; however, the typical minimum trading quantity is 100 contracts. To make a fair comparison to volume at other exchanges, we have adopted a policy of reporting Brazilian equity options contracts divided by their trading quantity of 100.

BROKERAGE TOTAL

Period	Options (contracts)	% Change	Futures (contracts)	% Change	Stocks (shares)	% Change
2009	214,570		67,223		49,244,662
2010	243,672	14%	80,822	20%	65,304,874	33%
2011	286,317	18%	91,121	13%	65,942,205	1%
2012	240,756	-16%	86,141	-5%	56,533,495	-14%
2013	255,183	6%	103,592	20%	82,630,010	46%

BROKERAGE CLEARED

Period	Options (contracts)	% Change	Futures (contracts)	% Change	Stocks (shares)	% Change
2009	93,868		66,241		46,627,344
2010	103,054	10%	79,144	19%	62,077,741	33%
2011	145,993	42%	89,610	13%	63,098,072	2%
2012	144,539	-1%	84,794	-5%	54,371,351	-14%
2013	180,660	25%	101,732	20%	78,829,785	45%

Notes:

(1)
Futures contract volume includes options on futures

BROKERAGE STATISTICS:
(in 000's, except % and where noted)

	4Q2013	4Q2012	% Change
Total Accounts	239	210	14%
Customer Equity (in billions)*	$45.7	$32.9	39%
Cleared DARTs	453	378	20%
Total Customer DARTs	499	407	23%
Cleared Customers (in $'s, except DARTs per account)
Commission per DART	$4.23	$4.24	0%
DARTs per Avg. Account (Annualized)	483	457	6%
Net Revenue per Avg. Account (Annualized)	$3,375	$3,233	4%

*
Excludes non-customers. Approximately 9% of the increase in customer equity was due to the reclassification of certain related accounts from "non-customer" to "customer", which are regulatory distinctions.

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

Electronic Brokerage

        The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Revenues:
Commissions and execution fees	$502.1	$412.6	$456.2
Interest income	250.5	211.2	209.6
Other income	84.2	74.6	67.0

Total revenues	836.8	698.4	732.8
Interest expense	22.8	28.0	41.3

Total net revenues	814.0	670.4	691.5

Non-interest expenses:
Execution and clearing	159.1	135.8	150.6
Employee compensation and benefits	74.5	81.6	65.8
Occupancy, depreciation and amortization	12.5	12.1	12.2
Communications	9.7	8.9	11.4
General and administrative	166.9	90.3	81.2

Total non-interest expenses	422.7	328.7	321.2

Income before income taxes	$391.3	$341.7	$370.3

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

        Electronic brokerage total net revenues for the year ended December 31, 2013 increased $143.6 million, or 21%, to $814.0 million, from $670.4 million during the year ended December 31, 2012, primarily due to higher commissions and execution fees and higher net interest income. Commissions and execution fees increased $89.5 million, or 22%, directly attributable to higher cleared customer volume, which rose in options and futures contracts and stock shares by 25%, 20% and 45%, respectively, for the year ended December 31, 2013 from the corresponding period in 2012. Total DARTs from cleared and execution-only customers for the year ended December 31, 2013 increased 18% to approximately 486,000, as compared to approximately 413,000 during the year ended December 31, 2012. DARTs from cleared customers for the year ended December 31, 2013 increased 15% to approximately 441,000, as compared to approximately 384,000 during the year ended December 31, 2012.

        Net interest income increased $44.5 million, or 24% in the year ended December 31, 2013 as compared to 2012. The increase in net interest income was attributable to an increase of $23.4 million in net fees from securities borrowed and loaned transactions as well as a $4.05 billion increase in average customer credit balances and an increase of $3.21 billion in average margin borrowings. The average Fed Funds effective rate decreased by approximately three basis points to 0.11% for the year ended December 31, 2013 from the prior year.

        Electronic brokerage non-interest expenses for the year ended December 31, 2013 increased $94.0 million, or 29%, as compared to the year ended December 31, 2012. Within non-interest expenses, execution and clearing expenses increased by $23.3 million, driven primarily by an increase in customer trading volume. Employee compensation and benefits expenses decreased by $7.1 million, or 9% during the year ended December 31, 2013 as compared to 2012. The decrease in employee compensation and benefits expense reflects the non-recurrence of the special discretionary grant of restricted stock units awarded in January 2012, a payment made on unvested shares in our Stock Incentive plan in lieu of the December 2012 special dividend and lower incentive compensation related expenses. General and administrative expenses increased $76.6 million, during the year ended December 31, 2013 as compared to 2012, primarily due to bad debt expense related to the Singapore stock issue, explained in further detail in the "Financial Overview" section. As a percentage of total net revenues, non-interest expenses increased to 52% from 49% for the year ended December 31, 2013 as compared to the corresponding period in 2012.

        Electronic brokerage income before income taxes increased $49.6 million, or 15%, to $391.3 million for the year ended December 31, 2012 from $341.7 million for the year ended December 31, 2012. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 48% and 51% for the years ended December 31, 2013 and 2012, respectively.

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

Market Making

        The following table sets forth the results of our market making operations for the indicated periods:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Revenues:
Trading gains	$245.2	$435.1	$678.4
Interest income	50.8	57.9	65.4
Other income	7.7	2.6	0.3

Total revenues	303.7	495.6	744.1
Interest expense	29.2	36.0	45.6

Total net revenues	274.5	459.6	698.5

Non-interest expenses:
Execution and clearing	84.0	117.8	133.5
Employee compensation and benefits	45.9	66.8	64.7
Occupancy, depreciation and amortization	6.1	7.1	8.9
Communications	8.8	10.2	10.1
General and administrative	57.8	69.1	68.1

Total non-interest expenses	202.6	271.0	285.3

Income before income taxes	$71.9	$188.6	$413.2

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

        Market making total net revenues for the year ended December 31, 2013 decreased $185.1 million, or 40%, to $274.5 million, from $459.6 million during the year ended December 31, 2012. Trading gains for the year ended December 31, 2013 decreased $189.9 million, or 44% from the prior year. As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in proportion to a basket of currencies we call the GLOBAL. The decrease in trading gains was amplified by a currency translation loss of $88.6 million in the year ended December 31, 2013 as compared to a $38.5 million loss in the prior year. A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 7A of this Annual Report on Form 10-K entitled "Quantitative and Qualitative Disclosures about Market Risk."

        Trading gains were negatively impacted by a 15% decrease in volatility, as measured by the VIX®, which decreased to 14.2, for the year ended December 31, 2013 as compared to the year-ago period. As a result, our trading gains, after removing the effects of currency translation, were 30% lower than those of the prior year.

        Market making options contract volume decreased 12%, while futures contracts and stock shares volumes increased 44% and 38%, respectively, in the year ended December 31, 2013 as compared to 2012.

        Net interest income for the year ended December 31, 2013 decreased by $0.3 million, or 1%, to $21.6 million. The decrease was driven by lower interest earned on firm cash balances, partially offset by an increase in net fees earned from securities borrowed and loaned transactions. As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets. In the year ended December 31, 2013, these factors, together with securities lending activity, produced less net interest income than in 2012.

        Market making non-interest expenses for the year ended December 31, 2013 decreased $68.4 million, or 25%, as compared to the year ended December 31, 2012. The decrease primarily resulted from a $33.8 million decrease in execution and clearing fees and a $20.9 million decrease in employee compensation and benefits during the year ended December 31, 2013 as compared to 2012. The decrease in execution and clearing fees was driven by lower options volume. The decrease in employee compensation and benefits expense reflects staff reductions as well as the non-recurrence of the special discretionary grant of restricted stock units awarded in January 2012, a payment made on unvested shares in our Stock Incentive plan in lieu of the December 2012 special dividend and lower incentive compensation related expenses. As a percentage of total net revenues, market making non-interest expenses increased to 74% from 59% for the year ended December 31, 2013 and 2012, respectively.

        Market making income before income taxes decreased $116.7 million, or 62%, to $71.9 million for the year ended December 31, 2013 from $188.6 million for the year ended December 31, 2012. As a percentage of total net revenues for the market making segment, income before income taxes was 26% and 41% for the years ended December 31, 2013 and 2012, respectively.

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

Liquidity and Capital Resources

        We maintain a highly liquid balance sheet. The majority of our assets consist of exchange-listed marketable securities inventories, which are marked-to-market daily, investment of customer funds and collateralized receivables arising from customer-related and proprietary securities transactions. Collateralized receivables consist primarily of customer margin loans, securities borrowed, and, to a lesser extent receivables from clearing houses for settlement of securities transactions, and securities purchased under agreements to resell. At December 31, 2013, total assets were $37.87 billion of which approximately $37.44 billion, or 98.9% were considered liquid.

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

        To provide additional liquidity and to further increase our regulatory capital reserves, we maintain a committed senior secured revolving credit facility from a syndicate of banks (see "Principal Indebtedness" below). As of December 31, 2013, no borrowings were outstanding under this facility. Liability balances in connection with our securities loaned and payables to customers were greater than their respective average monthly balances during the year ended December 31, 2013. Liability balances in connection with our short term borrowings were lower than their respective average monthly balances during the year ended December 31, 2013. Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our future liquidity needs for more than the next twelve months.

        Cash and cash equivalents held by the Company's non-U.S. operating companies at December 31, 2013 were $421.2 million ($405.4 million at December 31, 2012). These funds are primarily intended to finance each individual operating company's local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. In December 2012, a dividend of $131.6 million was paid to IBG LLC from a non-U.S. subsidiary as part of the $400 million funding for the special cash dividend. The underlying earnings of this subsidiary had previously been subject to U.S. income taxes. Therefore, no additional U.S. income taxes were required to be provided. It is not currently the Company's intention to repatriate further amounts from non-U.S. operating companies. In the event dividends were to be paid to the Company in the future by a non-U.S. operating company, as occurred in connection with the special dividend in December 2010, the Company would be required to accrue and pay income taxes on such dividends to the extent that U.S. income taxes had not been paid previously on the income of the paying company.

        Historically, IBG, Inc.'s consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. IBG, Inc.'s consolidated equity increased 6% to $5.09 billion at December 2013 from $4.81 billion at December 31, 2012. This is attributable to total comprehensive income for 2013, offset by dividends paid during 2013.

Cash Flows

        The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Year Ended December 31,
	2013	Revised(1) 2012	Revised(1) 2011
	(in millions)
Cash provided by operating activities	$140.9	$709.3	$991.5
Cash used in investing activities	(32.4)	(52.4)	(137.0)
Cash used in financing activities	(248.5)	(589.1)	(563.3)
Effect of exchange rate changes on cash and cash equivalents	(27.4)	28.2	(30.5)

Increase (decrease) in cash and cash equivalents	$(167.4)	$96.0	$260.7

(1)
Amounts previously reported have been revised to conform to the 2013 presentation as described in Note 2 to the consolidated financial statements found elsewhere in this Annual Report.

        Our cash flows from operating activities are largely a reflection of the size and composition of trading positions held by our market making subsidiaries, and of the changes in customer cash and margin debit balances in our electronic brokerage business. Our cash flows from investing activities are primarily related to other investments, capitalized internal software development, purchases and sales of memberships at exchanges where we trade and strategic investments where such investments may enable us to offer better execution alternatives to our current and prospective customers, or create new opportunities for ourselves as market makers or where we can influence exchanges to provide competing products at better prices using sophisticated technology. Our cash flows from financing activities are comprised of short-term borrowings, long-term borrowings and capital transactions. Short-term borrowings from banks are part of our daily cash management in support of operating activities. Other borrowings provide us with flexible sources of excess liquidity and regulatory capital. These borrowings include senior notes issued in private placements to certain qualified customers of

IB LLC (discontinued in 2012) and a committed three-year $100.0 million senior secured revolving credit facility, from a syndicate of banks. This facility was entered into in May 2012 and replaced a two-year $100.0 million facility that expired at the same time. Capital transactions consist primarily of the approximately $400 million special dividend paid in December 2012 as well as the quarterly dividends beginning in June 2011 and continuing through December 2013 paid to common stockholders, and related cash distributions paid to Holdings.

        Year Ended December 31, 2013:    Our cash and cash equivalents decreased by $167.4 million to $1,213.2 million at the end of 2013. We raised $140.9 million in net cash from operating activities. We used net cash of $32.4 million in our investing activities to purchase other investments and for capital expenditures. We used $248.5 million in financing activities, primarily dividends paid and to reduce short-term borrowings.

        Year Ended December 31, 2012:    Our cash and cash equivalents increased by $96.0 million to $1,380.6 million at the end of 2012. We raised $709.3 million in net cash from operating activities. We used net cash of $52.4 million in our investing activities to purchase other investments and for capital expenditures. We used $589.1 million in financing activities, primarily in dividends paid and the repayment of senior notes outstanding.

        Year Ended December 31, 2011:    Our cash and cash equivalents increased by $260.7 million to $1,284.5 million at the end of 2011. We raised $991.5 million in net cash from operating activities. We used net cash of $700.3 million in our investing and financing activities to other investments, decrease short-term borrowings and repay borrowings under our senior secured revolving credit facility. In addition, we realized a net decrease in senior notes outstanding and paid dividends to Holdings and to our common stockholders.

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

        At December 31, 2013, aggregate excess regulatory capital for all of the operating companies was $3.15 billion, and all of the operating companies were in compliance with their respective regulatory capital requirements.

	Net Capital/ Eligible Equity	Requirement	Excess
IB LLC	$2,141.3	$302.2	$1,839.1
TH LLC	397.5	53.6	343.9
THE	702.4	189.1	513.3
Other regulated Operating Companies	498.6	40.7	457.9

	$3,739.8	$585.6	$3,154.2

Principal Indebtedness

        IBG LLC is the borrower under a $100.0 million senior secured revolving credit facility, which had no outstanding balance as of December 31, 2013.

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

        At December 31, 2013, IBG LLC was in compliance with all of the covenants of this credit facility. At maturity, subject to meeting certain terms of the facility, the Company will have an option to convert the facility to a one-year term loan.

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

Capital Expenditures

        Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware. These expenditure items are reported as property and equipment. Capital expenditures for property and equipment were approximately $16.8, $18.0 and $13.5 million for the three years ended December 31, 2013, 2012 and 2011, respectively. We anticipate that our 2014 gross capital expenditures will be lower than in 2013 as we complete the expansion of our data center and backup facilities. In the future, we plan meet capital expenditure needs as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. We anticipate that we will fund capital expenditures with cash from operations and cash on hand. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any strategic acquisitions, we may incur additional capital expenditures.

Contractual Obligations Summary

        Our contractual obligations principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2013.

		Payments Due by Year
	Total	2014 - 2015	2016 - 2017	Thereafter
		(in Millions)
Payable to Holdings under Tax Receivable Agreement(1)	$287.2	$33.1	$18.5	$235.6
Interest payments on senior secured revolving credit facility(2)	0.1	0.1	—	—
Operating leases	44.7	20.9	15.8	8.0

Total contractual cash obligations	$332.0	$54.1	$34.3	$243.6

(1)
As of December 31, 2013, contractual amounts owed under the tax receivable agreement of $287.2 million have been recorded in payable to affiliate in the consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. Through December 31, 2013, approximately $70.4 million of cumulative cash payments have been made.

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

Strategic Investments and Acquisitions

        We periodically engage in evaluations of potential strategic investments and acquisitions. The Company holds strategic investments in electronic trading exchanges including: Boston Options Exchange, LLC; OneChicago LLC and CBOE Stock Exchange, LLC. The Company has also made an investment in Quadriserv Inc., an electronic securities lending platform provider.

        We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own. At December 31, 2013, there were no definitive agreements with respect to any material acquisition.

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

        We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and consolidate IBG LLC's financial results into our financial statements. We hold approximately 13.6% ownership interest in IBG LLC. Holdings is owned by the original members of IBG LLC and holds approximately 86.4% ownership interest in IBG LLC. Our share of IBG LLC's net income is approximately 13.6% and similarly, outstanding shares of our common stock represent approximately 13.6% of the outstanding membership interests of IBG LLC.

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

Stock-Based Compensation

        IBG, Inc. follows ASC 718, Compensation—Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires all share-based payments to employees to be recognized in the consolidated financial statements using a fair value-based method. Grants, which are denominated in U.S. dollars, are communicated to employees in the year of grant, thereby establishing the fair value of each grant. The fair value of awards granted to employees are generally expensed as follows—50% in the year of grant in recognition of plan forfeiture provisions (described below) and the remaining 50% over the related vesting period utilizing the "graded vesting" method permitted under ASC 718-10. In the case of "retirement eligible" employees (those employees older than 59), 100% of awards are expensed when granted.

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

        We have been from time to time subject to certain pending and legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred. As of December 31, 2013, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period. As of December 31, 2013 and December 31, 2012, reserves provided for potential losses related to litigation matters were not material.

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and accompanying notes. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ materially from those estimates. Such estimates include the allowance for doubtful accounts, compensation accruals, current and deferred income taxes and estimated contingency reserves.

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

Recently Issued Accounting Pronouncements

        Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates ("ASUs") as the means to add to or delete from, or otherwise amend the ASC. In 2013 and 2014, prior to the issuance of the Company's consolidated financial statements, ASUs 2013-01 through 2014-05 have been issued. Following is a summary of recently issued ASUs that have affected or may affect the Company's consolidated financial statements:

	Affects	Status
ASU 2011-11	Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities	Effective for fiscal periods beginning on or after January 1, 2013. Retrospective disclosures have been made for comparative periods presented.
ASU 2013-01	Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities	Effective for fiscal periods beginning on or after January 1, 2013 (the same as the effective date of ASU 2011-11).
ASU 2013-02	Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income	Effective for fiscal periods beginning on or after December 15, 2012.
ASU 2013-04	Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date	Effective prospectively for fiscal periods beginning on or after December 15, 2013. Early adoption is permitted.
ASU 2013-05
	Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity	Effective for fiscal periods beginning on or after December 15, 2013. Early adoption is permitted.
ASU 2013-12	Definition of a Public Business Entity, An Addition to the Master Glossary	Issued December 2013, with the definition of "Public Business Entity" to be applied as new guidance is issued by the FASB.

        Adoption of those ASUs that became effective during 2013 and 2014 prior to the issuance of the Company's consolidated financial statements, did not have a material effect on those financial statements.

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

        The Company believes that it is appropriate to adjust this non-operating item in the consolidated statement of comprehensive income in order to achieve a proper representation of the Company's financial performance. For a reconciliation of our accounting principles generally accepted in the United States of America ("U.S. GAAP") to non-GAAP results for 2010 see the 'GAAP to Non-GAAP Reconciliation and Footnotes' section on page 66 of this Annual Report on Form 10-K.

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

        Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, the Company incurs trading-related market risk as a result of activities in the market making segment, where the substantial majority of the Company's Value-at-Risk ("VaR") for market risk exposures is generated. In addition, the Company incurs non-trading-related market risk primarily from investment activities and foreign currency exposure held in the equity of the Company's non-market making foreign affiliates, i.e., its non-U.S. brokerage affiliates and information technology affiliates.

        The Company uses various risk management tools in managing its market risk, which are embedded in its real-time market making systems. We employ certain hedging and risk management techniques to protect us from a severe market dislocation. Our risk management policies are developed and implemented by our Chairman and our steering committee, which is comprised of senior executives of our various companies. Our strategy is to calculate quotes a few seconds ahead of the market and execute small trades at a tiny but favorable differential as a result. This is made possible by our proprietary pricing model, which evaluates and monitors the risks inherent in our portfolio, assimilates market data and reevaluates the outstanding quotes in our portfolio each second. Our model automatically rebalances our positions throughout each trading day to manage risk exposures both on our options and futures positions and the underlying securities, and will price the increased risk that a position would add to the overall portfolio into the bid and offer prices we post. Under risk management policies implemented and monitored primarily through our computer systems, reports to management, including risk profiles, profit and loss analysis and trading performance, are prepared on a real-time basis as well as daily and periodical bases. Although our market making is completely automated, the trading process and our risk are monitored by a team of individuals who, in real time, observe various risk parameters of our consolidated positions. Our assets and liabilities are marked-to-market daily for financial reporting purposes and re-valued continuously throughout the trading day for risk management and asset/liability management purposes.

        The Company uses a covariant VaR methodology to measure, monitor and review the market risk of its market making portfolios, with the exception of fixed income products, and its currency exposures. The risk of fixed income products, which comprise U.S. corporate bonds and U.S. Treasury securities, is measured using a stress test.

Pricing Model Exposure

        As described above, our proprietary pricing model, which continuously evaluates and monitors the risks inherent in our portfolio, assimilates market data and reevaluates the outstanding quotes in our entire portfolio each second. Certain aspects of the model rely on historical prices of securities. If the behavior of price movements of individual securities diverges substantially from what their historical behavior would predict, we might incur trading losses. We attempt to limit such risks by diversifying our portfolio across many different options, futures and underlying securities and avoiding concentrations of positions based on the same underlying security. Historically, our losses from these events have been immaterial in comparison to our annual trading profits.

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

        Since 2005, we have expanded our market making systems to incorporate cash forex and forex options to hedge our currency exposure at little or no cost and to hedge our currency exposure throughout each day on a continuous basis. In connection with the development of our currency strategy, we determined to base our net worth in GLOBALs, a basket of currencies. Periodically, we re-evaluate the composition of the GLOBAL; in 2011 we expanded the composition of the GLOBAL from six to 16 currencies. The table below shows a comparison of the U.S. dollar equivalent of the GLOBAL as December 31, 2013 and 2012.

		As of 12/31/2012				As of 12/31/2013
Currency	Composition	FX Rate	GLOBAL in USD Equiv.	% of Comp.	Net Equity (in USD millions)	FX Rate	GLOBAL in USD Equiv.	% of Comp.	Net Equity (in USD millions)	CHANGE in % of Comp.
USD	0.41	1.0000	0.410	37.3%	1,794.1	1.0000	0.410	38.2%	1,944.9	0.9%
EUR	0.17	1.3194	0.224	20.4%	981.5	1.3745	0.234	21.8%	1,108.4	1.4%
JPY	10.00	0.0115	0.115	10.5%	504.5	0.0095	0.095	8.8%	450.5	-1.6%
GBP	0.03	1.6253	0.049	4.4%	213.4	1.6559	0.050	4.6%	235.7	0.2%
CAD	0.04	1.0079	0.040	3.7%	176.4	0.9415	0.038	3.5%	178.6	-0.2%
BRL	0.08	0.4882	0.039	3.6%	170.9	0.4234	0.034	3.2%	160.7	-0.4%
CHF	0.03	1.0923	0.033	3.0%	143.4	1.1199	0.034	3.1%	159.4	0.2%
INR	2.00	0.0182	0.036	3.3%	159.5	0.0162	0.032	3.0%	153.5	-0.3%
HKD	0.25	0.1290	0.032	2.9%	141.2	0.1290	0.032	3.0%	152.9	0.1%
AUD	0.03	1.0394	0.031	2.8%	136.5	0.8915	0.027	2.5%	126.9	-0.3%
KRW	28.00	0.0009	0.026	2.4%	115.2	0.0009	0.027	2.5%	125.8	0.1%
MXN	0.30	0.0777	0.023	2.1%	102.0	0.0767	0.023	2.1%	109.2	0.0%
SEK	0.09	0.1538	0.014	1.3%	60.6	0.1553	0.014	1.3%	66.3	0.0%
NOK	0.06	0.1797	0.011	1.0%	47.2	0.1648	0.010	0.9%	46.9	-0.1%
SGD	0.01	0.8187	0.008	0.7%	35.8	0.7916	0.008	0.7%	37.6	0.0%
DKK	0.04	0.1769	0.007	0.6%	31.0	0.1842	0.007	0.7%	35.0	0.0%

			$1.100	100.0%	$4,813.1		$1.073	100.0%	$5,092.1	0.0%

        Because we conduct business in many countries and many currencies and we actively manage our global currency exposure by maintaining our equity in GLOBALs, we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company. The U.S. dollar value of the GLOBAL decreased from $1.10 to $1.07, or 0.2%, in 2013. At December 31, 2013, approximately 62% of our equity was denominated in currencies other than U.S. dollars.

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

Interest Rate Risk

        We had no variable-rate debt outstanding at December 31, 2013. Under our senior secured revolving credit facility, we have the ability to choose borrowing tenors from overnight to twelve months, which permits us to minimize the risk of interest rate fluctuations.

        We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies. In a normal rate environment, we typically invest a portion of these funds in U.S. government treasury securities with maturities of up to three months. Under these circumstances, if interest rates were to increase rapidly and substantially, in increments that were not reflected in the yields on these treasury securities, our net interest income from customer deposits would decrease. Based upon investments outstanding at December 31, 2013, we had minimal exposure of this nature.

        We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Due to a currently low rate environment, a decrease of U.S. benchmark interest rates by 0.05%, would reduce our net interest income by approximately $12.2 million on an annualized basis.

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

        We expect this kind of exposure to increase with growth in our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2013, we had $13.57 billion in margin credit extended to our customers. The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers' positions if their equity falls below required margin requirements.

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

Value-at-Risk

        The Company estimates VaR using an historical approach, which uses the historical daily price returns of underlying assets as well as estimates of the end of day implied volatility for options. The Company's one-day VaR is defined as the unrealized loss in portfolio value that, based on historically observed market risk factors, would have been exceeded with a frequency of one percent, based on a calculation with a confidence interval of 99%.

        The Company's VaR model generally takes into account exposures to equity and commodity price risk and foreign exchange rates.

        The Company uses VaR as one of a range of risk management tools. Among their benefits, VaR models permit estimation of a portfolio's aggregate market risk exposure, incorporating a range of varied market risks and portfolio assets. One key element of the VaR model is that it reflects risk reduction due to portfolio diversification or hedging activities. However, VaR has various strengths and limitations, which include, but are not limited to: use of historical changes in market risk factors, which may not be accurate predictors of future market conditions, and may not fully incorporate the risk of extreme market events that are outsized relative to observed historical market behavior or reflect the historical distribution of results beyond the confidence interval; and reporting of losses in a single day, which does not reflect the risk of positions that cannot be liquidated or hedged in one day. A small proportion of market risk generated by trading positions is not included in VaR. The modeling of the risk characteristics of some positions relies on approximations that, under certain circumstances, could produce significantly different results from those produced using more precise measures. VaR is most appropriate as a risk measure for trading positions in liquid financial markets and will understate the risk associated with severe events, such as periods of extreme illiquidity.

        The VaR calculation simulates the performance of the portfolio based on several years of the daily price changes of the underlying assets and determines the VaR as the calculated loss that occurs at the 99th percentile.

        Since the reported VaR statistics are estimates based on historical data, VaR should not be viewed as predictive of the Company's future revenues or financial performance or of its ability to monitor and manage risk. There can be no assurance that the Company's actual losses on a particular day will not exceed the indicated VaR or that such losses will not occur more than one time in 100 trading days. VaR does not predict the magnitude of losses which, should they occur, may be significantly greater than the VaR amount.

Stress Test

        The Company estimates the market risk to its fixed income portfolio using a risk analysis model provided by a leading external vendor. This stress test is configured to calculate the change in value of each bond in the portfolio over one day in eight scenarios each of which represents a parallel shift of the U.S. Treasury yield curve. The scenarios are shifts of +/-100, +/-200 and +/-300 basis points.

VaR and Stress Test Measures
(In U.S. dollars (millions))

Market Risk Category	At December 31, 2013
Trading
Equities and Currencies(1)(3)	19.6
Fixed Income(2)	2.0

Trading Total	21.6
Non-Trading
Equities and Currencies(3)	1.4
Fixed Income, Other	0.1

Non-Trading Total	1.5

(1)
Equities and currencies are combined because these products are part of an integrated, hedged market making portfolio, on which the risk is measured using VaR.

(2)
For the Trading—Fixed Income category, which contains corporate bonds and U.S. Treasury securities, the risks on these products are managed separately and measured using the stress test analysis.

(3)
The product categories displayed in the table as "Trading" reflect activities undertaken in the Company's market making segment, including activities in foreign exchange designed to achieve the Company's currency diversification strategy. The "Non-trading" category reflects investment activities and foreign currency exposure held in the equity of the Company's non-market making foreign affiliates, i.e., its non-U.S. brokerage affiliates and information technology affiliates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements Introductory Note

        Interactive Brokers Group, Inc. ("IBG, Inc.", "we", "our" or the "Company") is a holding company whose primary asset is its ownership of approximately 13.6% of the membership interests of IBG LLC (the "Group"). See Notes 1 and 4 to the consolidated financial statements for further discussion of the Company's capital and ownership structure.

        We are an automated global electronic broker and market maker specializing in executing and clearing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 100 electronic exchanges and trading venues around the world and offering custody, prime brokerage, stock and margin borrowing services to our customers. In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut and from Chicago, Illinois and from Jersey City, New Jersey. Abroad, we conduct business through offices located in Canada, England, Switzerland, China (Hong Kong and Shanghai), India, Australia and Japan. At December 31, 2013, we had 880 employees worldwide.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interactive Brokers Group, Inc.
Greenwich, CT

        We have audited the accompanying consolidated statements of financial condition of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Interactive Brokers Group, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
March 3, 2014

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
(in thousands, except share data)	2013	Revised (See Note 2) 2012
Assets
Cash and cash equivalents	$1,213,241	$1,380,599
Cash and securities—segregated for regulatory purposes	13,991,711	12,716,381
Securities borrowed	2,751,501	2,833,145
Securities purchased under agreements to resell	386,316	428,904
Financial instruments owned, at fair value:
Financial instruments owned	3,285,313	3,617,879
Financial instruments owned and pledged as collateral	1,163,531	926,857

Total financial instruments owned	4,448,844	4,544,736

Receivables:
Customers, less allowance for doubtful accounts of $67,999 and $1,416 at December 31, 2013 and 2012	13,596,650	9,851,018
Brokers, dealers and clearing organizations	858,189	844,584
Receivable from affiliate	55	620
Interest	26,489	22,829

Total receivables	14,481,383	10,719,051

Other assets	597,704	576,741

Total assets	$37,870,700	$33,199,557

Liabilities and equity
Liabilities:
Financial instruments sold but not yet purchased, at fair value	$3,153,673	$4,286,260
Securities loaned	2,563,653	1,839,274
Short-term borrowings	24,635	110,420
Payables:
Customers	26,319,420	21,421,978
Brokers, dealers and clearing organizations	330,956	361,834
Payable to affiliate	287,242	259,441
Accounts payable, accrued expenses and other liabilities	96,026	102,695
Interest	2,969	4,508

Total payables	27,036,613	22,150,456

Total liabilities	32,778,574	28,386,410

Commitments, contingencies and guarantees
Equity
Stockholders' equity
Common stock, $0.01 par value per share:
Class A—Authorized—1,000,000,000, Issued—54,788,049 and 47,797,844 shares, Outstanding—54,664,095 and 47,499,739 shares at December 31, 2013 and 2012	548	478
Class B—Authorized, Issued and Outstanding—100 shares at December 31, 2013 and 2012	—	—
Additional paid-in capital	583,312	493,912
Retained earnings	98,868	82,072
Accumulated other comprehensive income, net of income taxes of $936 and $1,417 at December 31, 2013 and 2012	27,028	29,754
Treasury stock, at cost, 123,954 and 298,105 shares at December 31, 2013 and 2012	(2,492)	(7,718)

Total stockholders' equity	707,264	598,498
Noncontrolling interests	4,384,862	4,214,649

Total equity	5,092,126	4,813,147

Total liabilities and stockholders' equity	$37,870,700	$33,199,557

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three Years Ended December 31, 2013

(in thousands, except for shares or per share amounts)	2013	2012	2011
Revenues:
Trading gains	$245,207	$435,097	$665,180
Commissions and execution fees	502,116	412,614	456,212
Interest income	299,667	268,427	280,190
Other income	80,870	76,332	42,986

Total revenues	1,127,860	1,192,470	1,444,568
Interest expense	51,720	61,950	86,256

Total net revenues	1,076,140	1,130,520	1,358,312

Non-interest expenses:
Execution and clearing	242,426	250,990	281,348
Employee compensation and benefits	205,329	244,504	216,309
Occupancy, depreciation and amortization	38,923	38,875	37,086
Communications	23,130	23,258	23,577
General and administrative	115,054	45,893	58,924

Total non-interest expenses	624,862	603,520	617,244

Income before income taxes	451,278	527,000	741,068
Income tax expense	33,685	30,014	53,889

Net income	417,593	496,986	687,179
Less net income attributable to noncontrolling interests	380,590	456,318	625,321

Net income attributable to common stockholders	$37,003	$40,668	$61,858

Earnings per share:
Basic	$0.74	$0.89	$1.39

Diluted	$0.73	$0.89	$1.37

Weighted average common shares outstanding:
Basic	49,742,428	46,814,676	43,924,554

Diluted	50,924,736	47,070,522	44,364,902

Comprehensive income:
Net income attributable to common stockholders	$37,003	$40,668	$61,858
Other comprehensive income (loss):
Cumulative translation adjustment, before income taxes	(3,207)	2,231	(4,480)
Income taxes related to items of other comprehensive income	(481)	(9,036)	(1,830)

Other comprehensive income (loss), net of tax	(2,726)	11,267	(2,650)

Comprehensive income attributable to common stockholders	$34,277	$51,935	$59,208

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	$380,590	$456,318	$625,321
Other comprehensive income (loss)—cumulative translation adjustment	(24,643)	16,955	(27,801)

Comprehensive income attributable to noncontrolling interests	$355,947	$473,273	$597,520

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2013	Revised (see Note 2) 2012	Revised (see Note 2) 2011
Cash flows from operating activities:
Net income	$417,593	$496,986	$687,179
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	11,730	17,784	25,188
Depreciation and amortization	19,244	19,269	18,700
Employee stock plan compensation	40,272	67,092	49,186
Losses on other investments, net	5,561	2,164	36,886
Bad debt expense and other	67,166	758	8,853
Change in operating assets and liabilities:
Increase in cash and securities—segregated for regulatory purposes	(1,275,330)	(2,235,490)	(2,262,395)
Decrease (increase) in securities borrowed	81,644	(171,474)	630,674
Decrease (increase) in securities purchased under agreements to resell	42,588	(53,538)	(39,067)
Decrease in financial instruments owned	95,892	2,070,342	807,339
Increase in receivables from customers	(3,745,632)	(2,826,226)	(51,759)
(Increase) decrease in other receivables	(16,700)	550,874	(666,351)
(Increase) decrease in other assets	(75,489)	(2,886)	13,532
(Decrease) increase in financial instruments sold but not yet purchased	(1,132,587)	(1,869,888)	30,924
Increase (decrease) in securities loaned	724,379	453,215	(273,552)
Increase in payable to customers	4,897,442	4,121,873	2,239,626
(Decrease) increase in other payables	(16,873)	68,494	(263,415)

Net cash provided by operating activities	140,900	709,349	991,548

Cash flows from investing activities:
Purchases of other investments	(263,499)	(453,161)	(193,111)
Proceeds from sales of other investments	236,818	417,158	66,915
Distributions received from and redemptions of equity investments	11,054	1,567	2,715
Purchase of property and equipment	(16,812)	(17,997)	(13,546)

Net cash used in investing activities	(32,439)	(52,433)	(137,027)

Cash flows from financing activities:
Dividends paid to shareholders	(20,207)	(66,298)	(13,472)
Dividends paid to noncontrolling interests	(142,458)	(525,253)	(174,243)
Redemption of former member interest	—	—	(1,595)
Issuances of senior notes	—	—	410,318
Redemptions of senior notes	—	(101,411)	(503,510)
Repayments of senior secured credit facility	—	—	(100,000)
(Decrease) increase in short-term borrowings, net	(85,785)	103,882	(180,842)

Net cash used in financing activities	(248,450)	(589,080)	(563,344)

Effect of exchange rate changes on cash and cash equivalents	(27,369)	28,221	(30,451)

Net increase (decrease) in cash and cash equivalents	(167,358)	96,057	260,726
Cash and cash equivalents at beginning of period	1,380,599	1,284,542	1,023,816

Cash and cash equivalents at end of period	$1,213,241	$1,380,599	$1,284,542

Supplemental disclosures of cash flow information:
Cash paid for interest	$53,258	$63,858	$87,522

Cash paid for taxes	$52,086	$23,110	$78,858

Non-cash financing activities:
Issuance of Common Stock in exchange of member interests in IBG LLC	$109,684	$—	$29,199

Redemption of member interests from IBG Holdings LLC	$(109,684)	$—	$(29,199)

Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$(30,350)	$13,800	$(19,290)

Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$30,350	$(13,800)	$19,290

Changes in redemption value of redeemable noncontrolling interests	$—	$(5,269,619)	$(1,051,230)

Changes to total equity (deficit) for the change in the redemption value of redeemable noncontrolling interests	$—	$5,269,619	$1,051,230

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

Three Years Ended December 31, 2013

	Common Stock
					Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
(in thousands, except for share amounts)	Issued Shares	Par Value	Additional Paid-In Capital	Treasury Stock			Total Stockholders' Equity (Deficit)	Other Noncontrolling Interests	Total Equity (Deficit)	Redeemable Noncontrolling Interests
Balance, December 31, 2010	42,903,718	$429	$—	$(19,132)	$(2,031,656)	$21,137	$(2,029,222)	$1,458	$(2,027,764)	$6,320,849

Adjustment of redeemable noncontrolling interests to redemption value			(55,520)		1,518,132		1,462,612		1,462,612	(1,051,230)
Issuance of Common Stock in follow-on offering	1,983,624	20	29,179				29,199		29,199
Common stock distributed pursuant to stock plans	1,173,914	11	(11)	5,822			5,822		5,822
Compensation for stock grants vesting in the future			45,368				45,368		45,368
Redemption of former member interests			(174)				(174)		(174)
Deferred tax benefit retained—follow-on offering			448				448		448
Dividends paid to shareholders					(13,472)		(13,472)		(13,472)
Dividends paid by IBG LLC to other noncontrolling interests							—	(20)	(20)
Adjustments for changes in proportionate ownership in IBG LLC			(19,290)				(19,290)		(19,290)
Comprehensive income					61,858	(2,650)	59,208	399	59,607

Balance, December 31, 2011	46,061,256	460	—	(13,310)	(465,138)	18,487	(459,501)	1,837	(457,664)	5,269,619

Adjustment of redeemable noncontrolling interests from temporary to permanent equity (Note 4)			472,409		572,840		1,045,249	4,322,304	5,367,553	(5,269,619)
Common stock distributed pursuant to stock plans	1,736,588	18	(18)	5,592			5,592		5,592
Compensation for stock grants vesting in the future			7,226				7,226	29,096	36,322
Deferred tax benefit retained			495				495		495
Dividends paid to shareholders					(66,298)		(66,298)		(66,298)
Dividends paid by IBG LLC to noncontrolling interests								(490,261)	(490,261)
Adjustments for changes in proportionate ownership in IBG LLC			13,800				13,800	(59)	13,741
Comprehensive income					40,668	11,267	51,935	351,732	403,667

Balance, December 31, 2012	47,797,844	478	493,912	(7,718)	82,072	29,754	598,498	4,214,649	4,813,147	—

Issuance of Common Stock pursuant to follow-on offering	4,683,415	47	109,639				109,686	(109,686)	—
Common stock distributed pursuant to stock plans	2,306,790	23	(23)	5,226			5,226		5,226
Compensation for stock grants vesting in the future			5,128				5,128	36,060	41,188
Deferred tax benefit retained—follow-on offering			5,006				5,006		5,006
Dividends paid to shareholders					(20,207)		(20,207)		(20,207)
Dividends paid by IBG LLC to noncontrolling interests								(142,458)	(142,458)
Adjustments for changes in proportionate ownership in IBG LLC			(30,350)				(30,350)	30,350	—
Comprehensive income					37,003	(2,726)	34,277	355,947	390,224

Balance, December 31, 2013	54,788,049	$548	$583,312	$(2,492)	$98,868	$27,028	$707,264	$4,384,862	$5,092,126	$—

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

1. Organization and Nature of Business

        Interactive Brokers Group, Inc. ("IBG, Inc." or the "Company") is a Delaware holding company whose primary asset is its ownership of approximately 13.6% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, "IBG LLC" or the "Group"). The accompanying consolidated financial statements of IBG, Inc. reflect the consolidation of IBG, Inc.'s investment in IBG LLC for all periods presented (Note 4). IBG LLC is an automated global electronic broker and market maker specializing in routing orders and processing trades in securities, futures and foreign exchange instruments.

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

2. Significant Accounting Policies

Basis of Presentation

        These consolidated financial statements are presented in U.S. dollars and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding financial reporting with respect to Form 10-K and accounting standards generally accepted in the United States of America ("U.S. GAAP") promulgated in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" or the "Codification").

        Previously, the Company presented a portion of cash held on behalf of customers, with respect to amounts subject to regulation outside of the United States, in "Cash and cash equivalents". During the fourth quarter of 2013, the Company identified that certain of these balances should be classified as

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

"Cash and securities—segregated for regulatory purposes". The table below reports the impact of these revisions on the consolidated statement of financial condition at December 31, 2012 (millions):

	Revised 2012	As reported 2012
Cash and cash equivalents	$1,380.6	$1,614.6
Cash and securities—segregated for regulatory purposes	12,716.4	12,482.4

        In addition, during the fourth quarter of 2013, the Company made revisions to previously issued consolidated statements of cash flows. The Company continues to utilize the "indirect method" as permitted under ASC 230, Statement of Cash Flows, to present its cash flows. To provide readers of the consolidated financial statements with greater comparability between the consolidated statements of financial condition and the consolidated statements of cash flows, the Company removed the line item "Translation (gains) losses" from the consolidated statements of cash flows and now presents these foreign currency effects in the individual financial statement line items. This presentation has been applied to the three years ended December 31, 2013. The non-cash effects of exchange rate changes, which are reflected in "Other Comprehensive Income" in the consolidated statements of financial condition, are reported as "Effect of exchange rate changes on cash and cash equivalents" in the consolidated statements of cash flows.

        The following table reports the effects on the consolidated statements of cash flows of the revisions to cash and cash equivalents and to cash and securities segregated for regulatory purposes and the effects of the presentation change reported in the statements of cash flows for the years ended December 31, 2012 and 2011 (millions):

	Year ended December 31,
	Revised 2012	As reported 2012	Revised 2011	As reported 2011
Change in operating assets and liabilities—
Increase in cash and securities—segregated for regulatory purposes	(2,235.5)	(2,411.9)	(2,262.4)	(2,182.5)
Net cash provided by operating activities	709.3	558.4	991.5	1,085.9
Effect of exchange rate changes on cash and cash equivalents	28.2	4.1	(30.5)	(56.9)
Net increase (decrease) in cash and cash equivalents	96.1	(80.9)	260.7	341.3
Cash and cash equivalents at beginning of period	1,284.5	1,695.5	1,023.8	1,354.2
Cash and cash equivalents at end of period	1,380.6	1,614.6	1,284.5	1,695.5

Principles of Consolidation, including Noncontrolling Interests

        The consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries. As sole managing member of IBG LLC, IBG, Inc. exerts control over the Group's operations. In accordance with ASC 810, Consolidation, the Company consolidates the Group's financial statements and records the interests in the Group that IBG, Inc. does not own as noncontrolling interests.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

        Prior to the June 6, 2012 amendment (the "Amendment") to the Exchange Agreement (Note 4), the Company was required to report IBG Holdings LLC's ("Holdings") ownership as redeemable noncontrolling interests (i.e., temporary equity) pursuant to ASC 810-10-45, ASC 815-40-25 and ASC 480-10-S99-3A (formerly FASB Emerging Issues Task Force Topic D-98), outside of total equity. Redemption value of these redeemable noncontrolling interests was measured as the number of equivalent shares of member interests in IBG LLC owned by Holdings multiplied by the then current market price per share of the Company's common stock. The excess of the redemption value over the book value of these interests, which did not affect net income attributable to common stockholders or cash flows, was required to be accounted for as a reduction of the Company's stockholders' equity.

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

        For periods after the Amendment, the noncontrolling interests in IBG LLC attributable to Holdings are reported as a component of equity.

        The Company's policy is to consolidate all entities of which it owns more than 50% unless it does not have control. All inter-company balances and transactions have been eliminated.

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and accompanying notes. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ materially from those estimates. Such estimates include the allowance for doubtful accounts, compensation accruals, current and deferred income taxes and estimated contingency reserves.

Fair Value

        At December 31, 2013 and December 31, 2012, substantially all of IBG, Inc.'s assets and liabilities, including financial instruments, were carried at fair value based on published market prices and were marked to market, or were assets and liabilities which are short-term in nature and were carried at amounts that approximate fair value.

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

        Financial instruments owned and financial instruments sold, not yet purchased are generally classified as Level 1 financial instruments. The Company's Level 1 financial instruments, which are valued using quoted market prices as published by exchanges and clearing houses or otherwise broadly distributed in active markets, include U.S. government and sovereign obligations, active listed securities, options, futures, options on futures and corporate and municipal debt securities. IBG, Inc. does not adjust quoted prices for Level 1 financial instruments, even in the event that the Company may hold a large position whereby a purchase or sale could reasonably impact quoted prices.

        Currency forward contracts are valued using broadly distributed bank and broker prices, and are classified as Level 2 financial instruments as such instruments are not exchange-traded. Other securities that are not traded in active markets are also classified in Level 2. Level 3 financial instruments are comprised of securities that have been delisted or otherwise are no longer tradable and have been valued by the Company based on internal estimates.

        Other fair value investments, reported in other assets in the accompanying consolidated statement of financial condition and in Note 6—Financial Assets and Financial Liabilities, are comprised of financial instruments that the Company does not carry in its market making business, and include listed common stocks, corporate and municipal debt and mortgage backed and other asset backed securities. These investments are generally reported as Level 2 financial instruments, except for unrestricted listed equities, which are classified as Level 1 financial instruments. The fair values of other fair value investments are determined using broker and vendor prices that have been independently validated by the Company. Validation methods applied by the Company include comparisons of the broker and vendor prices to other independent pricing services.

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

Stock-Based Compensation

        IBG, Inc. follows ASC 718, Compensation—Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires all share-based payments to employees to be recognized in the financial statements using a fair value-based method. Grants, which are denominated in U.S. dollars, are communicated to employees in the year of grant, thereby establishing the fair value of each grant. The fair value of awards granted to employees are generally expensed as follows—50% in the year of grant in recognition of plan forfeiture provisions (described below) and the remaining 50% over the related vesting period utilizing the "graded vesting" method permitted under ASC 718-10. In the case of "retirement eligible" employees (those employees older than 59), 100% of awards are expensed when granted.

        Awards granted under stock-based compensation plans are subject to forfeiture in the event an employee ceases employment with the Company. The plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans' post-employment provisions will forfeit 50% of unvested previously granted awards unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested awards previously granted.

Cash and Cash Equivalents

        The Company considers all highly liquid investments, with maturities of three months or less, that are not segregated and deposited for regulatory purposes or to meet margin requirements at clearing houses to be cash equivalents.

Cash and Securities—Segregated for Regulatory Purposes

        As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets. In addition, substantially all of the Operating Companies are members of various clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities. Securities segregated for regulatory purposes consisted of U.S. and Canadian Treasury Bills of $1.30 billion and $2.30 billion at December 31, 2013 and December 31, 2012, respectively, which are recorded as Level 1 financial assets

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

and securities purchased under agreements to resell in the amount of $6.73 billion and $6.37 billion as of December 31, 2013 and December 31, 2012, respectively, which amounts approximate fair value.

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

        Securities lending fees received or paid by IBG, Inc. are recorded as interest income or interest expense in the consolidated statements of comprehensive income.

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

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

        Receivables and payables to brokers, dealers and clearing organizations include net receivables and payables from unsettled trades, including amounts related to futures and options on futures contracts executed on behalf of customers, amounts receivable for securities not delivered by IBG, Inc. to the purchaser by the settlement date ("fails to deliver") and cash margin deposits. Payables to brokers, dealers and clearing organizations also include amounts payable for securities not received by IBG, Inc. from a seller by the settlement date ("fails to receive").

Investments

        IBG, Inc. makes certain strategic investments related to financial services and accounts for these investments under the cost method of accounting or under the equity method of accounting as required under ASC 323, Investments—Equity Method and Joint Ventures. Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of IBG, Inc.'s initial investment and adjusted each period for IBG, Inc.'s share of the investee's income or loss. IBG, Inc.'s share of the income or losses from equity investments is reported as a component of other income in the consolidated statements of comprehensive income. The recorded amounts of IBG, Inc.'s equity method investments, $27.5 million at December 31, 2013 ($34.7 million at December 31, 2012), which are reported as a component of other assets in the consolidated statements of financial condition, increase or decrease accordingly. Contributions paid to and distributions received from equity investees are recorded as additions or reductions, respectively, to the respective investment balance.

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

        IBG, Inc. also holds exchange memberships and investments in equity securities of certain exchanges as required to qualify as a clearing member, and strategic investments in corporate stock that do not qualify for equity method accounting. Such investments, $27.6 million at December 31, 2013 ($36.2 million at December 31, 2012), are recorded at cost or, if an other-than-temporary impairment in value has occurred, at a value that reflects management's estimate of the impairment, and are also components of other assets in the consolidated statements of financial condition. Dividends received

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

from cost basis investments are recognized as a component of other income when such dividends are received.

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

        Comprehensive income consists of two components: net income and other comprehensive income ("OCI"). OCI is comprised of revenues, expenses, gains and losses that are reported in the comprehensive income section of the statement of comprehensive income, but are excluded from reported net income. IBG, Inc.'s OCI is comprised of foreign currency translation adjustments, net of related income taxes, where applicable. In general, the practice and intention of the Company is to reinvest the earnings of its non-U.S. subsidiaries in those operations.

        IBG, Inc.'s non-U.S. domiciled subsidiaries have a functional currency that is other than the U.S. dollar. Such subsidiaries' assets and liabilities are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the period. Adjustments that result from translating amounts from a subsidiary's functional currency are reported as a component of accumulated OCI. During 2013, the Company derecognized accumulated OCI of "negative" $5.2 million attributable to its Brazilian subsidiary, IB Brasil Participações Ltda, which subsidiary was liquidated during the year, and recognized a translation loss, before taxes, as a component of other income in the same amount.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

Revenue Recognition

  —Trading Gains

        Trading gains and losses are recorded on trade date and are reported on a net basis. Trading gains are comprised of changes in the fair value of financial instruments owned and financial instruments sold but not yet purchased (i.e., unrealized gains and losses) and realized gains and losses. Included in trading gains are net gains and losses on exchange traded options, futures and other derivative instruments. Dividends are integral to the valuation of stocks and interest is integral to the valuation of fixed income instruments. Accordingly, both dividends and interest income and expense attributable to financial instruments owned and financial instruments sold but not yet purchased are reported on a net basis as a component of trading gains in the accompanying consolidated statements of comprehensive income.

  —Commissions and Execution Fees

        Commissions charged for executing and clearing customer transactions are recorded on a trade date basis and are reported as commissions and execution fees in the consolidated statements of comprehensive income, and the related expenses are reported as execution and clearing expenses.

  —Interest Income and Expense

        The Company earns interest income and incurs interest expense primarily in connection with its electronic brokerage customer business and its securities lending activities. Such interest is recorded on the accrual basis.

  —Foreign Currency Transaction Gains and Losses

        Foreign currency transaction gains and losses from market making are reported as a component of trading gains in the consolidated statements of comprehensive income. Electronic brokerage foreign currency transaction gains and losses are included in interest (if arising from currency swap transactions) or other income.

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

        The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company's global operations. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. The Company is not aware of any such changes that would have a material effect on the Company's results of operations, cash flows, or financial position.

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

Recently Issued Accounting Pronouncements

        Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates ("ASUs") as the means to add to or delete from, or otherwise amend the ASC. In 2013 and 2014, prior to the issuance of the Company's consolidated financial statements, ASUs 2013-01 through 2014-05

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

have been issued. Following is a summary of recently issued ASUs that have affected or may affect the Company's consolidated financial statements:

	Affects	Status
ASU 2011-11	Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities	Effective for fiscal periods beginning on or after January 1, 2013. Retrospective disclosures have been made for comparative periods presented.
ASU 2013-01	Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities	Effective for fiscal periods beginning on or after January 1, 2013 (the same as the effective date of ASU 2011-11).
ASU 2013-02	Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income	Effective for fiscal periods beginning on or after December 15, 2012.
ASU 2013-04	Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date	Effective prospectively for fiscal periods beginning on or after December 15, 2013. Early adoption is permitted.
ASU 2013-05
	Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity	Effective for fiscal periods beginning on or after December 15, 2013. Early adoption is permitted.
ASU 2013-12	Definition of a Public Business Entity, An Addition to the Master Glossary	Issued December 2013, with the definition of "Public Business Entity" to be applied as new guidance is issued by the FASB.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

2. Significant Accounting Policies (Continued)

        Adoption of those ASUs that became effective during 2013 and 2014, prior to the issuance of the Company's consolidated financial statements, did not have a material effect on those financial statements.

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

  Currency Risk

  Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments. The Company manages this risk using spot (i.e., cash) currency transactions, currency futures contracts and currency forward contracts.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

3. Trading Activities and Related Risks (Continued)

  Interest Rate Risk

  Interest rate risk arises from the possibility that changes in interest rates will affect the value of financial instruments. IBG, Inc. is exposed to interest rate risk on cash and margin balances, positions carried in equity securities, options, and futures and on its debt obligations. These risks are managed through investment policies and by entering into interest rate futures contracts.

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

Concentrations of Credit Risk

        IBG, Inc.'s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

3. Trading Activities and Related Risks (Continued)

reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of December 31, 2013, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

Off-Balance Sheet Risks

        IBG, Inc. may be exposed to a risk of loss not reflected in the consolidated financial statements to settle futures and certain over-the-counter contracts at contracted prices, which may require repurchase or sale of the underlying products in the market at prevailing prices. Accordingly, these transactions result in off-balance sheet risk as IBG, Inc.'s cost to liquidate such contracts may exceed the amounts reported in IBG, Inc.'s consolidated statements of financial condition.

4. Equity and Earnings Per Share

        In connection with its initial public offering of Class A common stock ("IPO") in May 2007, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC from Holdings, became the sole managing member of IBG LLC and began to consolidate IBG LLC's financial results into its financial statements. Holdings wholly owns all Class B common stock, which common stock has voting rights in proportion to its ownership interests in IBG LLC, approximately 86.4% as of December 31, 2013. The consolidated financial statements reflect the results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC. Prior to the June 6, 2012 amendment to the Exchange Agreement (described below), Holdings' ownership interests in IBG LLC were accounted for and reported in these consolidated financial statements as "redeemable noncontrolling interests" (temporary equity) pursuant to ASC 810-10-45, ASC 815-40-25 and ASC 480-10-S99-3A. For periods after the Amendment, beginning with the quarter ended June 30, 2012, the noncontrolling interests in IBG LLC attributable to Holdings are reported as a component of total equity, as described below.

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

        Since consummation of the IPO and Recapitalization, IBG, Inc.'s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As described

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

4. Equity and Earnings Per Share (Continued)

previously in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of Holdings' and IBG, Inc.'s respective ownership of IBG LLC. At December 31, 2013 and December 31, 2012, 1,000,000,000 shares of Class A common stock were authorized, of which 54,788,049 and 47,797,844 shares have been issued; and 54,664,095 and 47,499,739 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of December 31, 2013 and December 31, 2012, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of December 31, 2013 and December 31, 2012, respectively.

        As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with the 2011 and 2013 redemptions of Holdings member interests in exchange for common stock, which deferred tax assets are a component of other assets in the consolidated statement of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the 2011 and 2013 redemption dates, respectively, as allowable under current tax law. As of December 31, 2013 and December 31, 2012, the unamortized balance of these deferred tax assets was $294.7 million and $281.6 million, respectively.

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

        The cumulative amounts of deferred tax assets, payables to Holdings and credits to additional paid-in capital arising from stock offerings from the date of the IPO through December 31, 2013 were $420.4 million, $357.4 million and $63.1 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.'s federal income tax return. The Company has paid Holdings a total of $70.4 million through December 31, 2013 pursuant to the terms of the Tax Receivable Agreement.

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

        At the time of the Company's IPO in 2007, three hundred sixty (360) million shares of authorized Common Stock were reserved for future sales and redemptions. From 2008 through 2010, Holdings redeemed 5,013,259 IBG LLC shares with a total value of $114.0 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption these IBG LLC shares were retired. In 2013 and 2011, respectively, the Company issued 4,683,415 shares and 1,983,624 shares of Common

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

4. Equity and Earnings Per Share (Continued)

Stock directly to Holdings in exchange for an equivalent number of shares of member interests in IBG LLC.

        As a consequence of these redemption transactions, and distribution of shares to employees (Note 12), IBG, Inc.'s interest in IBG LLC has increased to approximately 13.6%, with Holdings owning the remaining 86.4% as of December 31, 2013. The redemptions also resulted in an increase in the Holdings interest held by Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 87.6% at December 31, 2013.

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

        Subsequent to the amendment to the Exchange Agreement on June 6, 2012, the Company recorded adjustments to report Holdings' noncontrolling interests in IBG LLC as component of total equity, reducing redeemable noncontrolling interests to zero and reversing the cumulative effect of adjustments through June 6, 2012 to redemption value previously recorded to additional paid-in capital. The effect of these adjustments was:

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

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

4. Equity and Earnings Per Share (Continued)

        Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period:

	Year-ended December 31,
	2013	2012	2011
Basic earnings per share:
Net income attributable to common stockholders	$37,003	$40,668	$61,858
Add (deduct) net income attributable to non-fair value redemption rights	—	1,108	(878)

Net income available for common stockholders	$37,003	$41,776	$60,980

Weighted average shares of common stock outstanding:
Class A	49,742,328	46,814,576	43,924,454
Class B	100	100	100

	49,742,428	46,814,676	43,924,554

Basic earnings per share	$0.74	$0.89	$1.39

        Diluted earnings per share are calculated utilizing the Company's basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares:

	Year-ended December 31,
	2013	2012	2011
Diluted earnings per share:
Net income available for common stockholders	$37,003	$41,776	$60,980

Weighted average shares of common stock outstanding:
Class A:
Issued and outstanding	49,742,328	46,814,576	43,924,454
Potentially dilutive common shares:
Issuable pursuant to employee incentive plans	1,182,308	255,846	440,348
Class B	100	100	100

	50,924,736	47,070,522	44,364,902

Diluted earnings per share	$0.73	$0.89	$1.37

Member and Stockholder Dividends

        During the three years ended December 31, 2013, 2012 and 2011, IBG LLC paid dividends totaling $162.9 million, $595.8 million and $197.8 million, respectively, to its members, of which IBG, Inc.'s proportionate share was $20.5 million, $70.6 million and $23.6 million, respectively. The Company paid quarterly cash dividends of $0.10 per share of Common Stock, totaling $20.2 million,

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

4. Equity and Earnings Per Share (Continued)

$18.8 million and $13.5 million during 2013, 2012 and 2011, respectively. In December 2012, a special dividend of $1.00 per share of Common Stock was also paid, totaling $47.5 million.

        On January 21, 2014, the Company declared a cash dividend of $0.10 per common share, payable on March 14, 2014 to stockholders of record as of February 28, 2014.

5. Comprehensive Income

        The following table presents comprehensive income and earnings per share on comprehensive income (calculated using the two-class method for periods prior to June 6, 2012):

	Year-ended December 31,
	2013	2012	2011
Comprehensive income attributable to common stockholders, net of tax	$34,277	$51,935	$59,208
Add (deduct) net income attributable to non-fair value redemption rights	—	1,108	(878)

Comprehensive income available for common stockholders	$34,277	$53,043	$58,330

Earnings per share on comprehensive income:
Basic	$0.69	$1.13	$1.33

Diluted	$0.67	$1.13	$1.31

Weighted average common shares outstanding:
Basic	49,742,428	46,814,676	43,924,554

Diluted	50,924,736	47,070,522	44,364,902

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

6. Financial Assets and Financial Liabilities

Fair Value

        The following tables set forth, by level within the fair value hierarchy (Note 2), financial assets and liabilities, primarily financial instruments owned and financial instruments sold, but not yet purchased at fair value as of December 31, 2013 and December 31, 2012. As required by ASC 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the respective fair value measurement.

	Financial Assets At Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory purposes	$1,300,016	$—	$—	$1,300,016

Financial instruments owned:
Stocks	1,243,914	—	57	1,243,971
Options	1,880,481	—	—	1,880,481
Warrants and discount certificates	57,144	—	—	57,144
U.S. and foreign government securities	4,641	2,102	—	6,743
Corporate and municipal bonds	72,750	18,476	—	91,226
Currency forward contracts	—	5,748	—	5,748

Total financial instruments owned	3,258,930	26,326	57	3,285,313

Financial instruments owned and pledged as collateral:
Stocks	1,097,734	—	—	1,097,734
Warrants	233	—	—	233
U.S. and foreign government securities	64,439	—	—	64,439
Corporate and municipal bonds	1,125	—	—	1,125

Total financial instruments owned and pledged as collateral	1,163,531	—	—	1,163,531

Subtotal	4,422,461	26,326	57	4,448,844

Other fair value investments, included in other assets:
Stocks	25,604	419	101	26,124
Corporate and municipal bonds	1,776	47,896	—	49,672
Mortgage backed securities	—	26,892	—	26,892
Other asset backed securities	—	22,734	—	22,734
Other	—	5,328	—	5,328

Subtotal	27,380	103,269	101	130,750

Total Financial Assets at Fair Value	$5,749,857	$129,595	$158	$5,879,610

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

6. Financial Assets and Financial Liabilities (Continued)

	Financial Liabilities At Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased:
Stocks	$1,266,429	$—	$3	$1,266,432
Options	1,793,248	—	—	1,793,248
Warrants and discount certificates	1,215	—	—	1,215
U.S. and foreign government obligations	—	4,412	—	4,412
Corporate bonds	77,936	9,628	—	87,564
Currency forward contracts	—	802	—	802

Total financial instruments sold, not yet purchased	$3,138,828	$14,842	$3	$3,153,673

	Financial Assets At Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory purposes	$2,297,024	$—	$—	$2,297,024

Financial instruments owned:
Stocks	887,031	—	—	887,031
Options	2,388,173	—	—	2,388,173
Warrants and discount certificates	147,317	—	—	147,317
U.S. and foreign government securities	30,087	—	—	30,087
Corporate and municipal bonds	104,387	59,533	—	163,920
Currency forward contracts	—	1,351	—	1,351

Total financial instruments owned	3,556,995	60,884	—	3,617,879

Financial instruments owned and pledged as collateral:
Stocks	775,222	—	—	775,222
Warrants	350	—	—	350
U.S. and foreign government securities	146,953	—	—	146,953
Corporate and municipal bonds	4,332	—	—	4,332

Total financial instruments owned and pledged as collateral	926,857	—	—	926,857

Subtotal	4,483,852	60,884	—	4,544,736

Other fair value investments, included in other assets:
Stocks	17,707	3,549	—	21,256
Corporate and municipal bonds	2,249	53,325	—	55,574
Mortgage backed securities	—	21,311	—	21,311
Other asset backed securities	—	17,023	—	17,023
Other	—	1,068	—	1,068

Subtotal	19,956	96,276	—	116,232

Total Financial Assets at Fair Value	$6,800,832	$157,160	$—	$6,957,992

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

6. Financial Assets and Financial Liabilities (Continued)

	Financial Liabilities At Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased:
Stocks	$1,787,741	$—	$—	$1,787,741
Options	2,389,871	—	—	2,389,871
Warrants and discount certificates	2,104	—	—	2,104
U.S. and foreign government obligations	451	—	—	451
Corporate bonds	90,710	11,833	—	102,543
Currency forward contracts	—	3,550	—	3,550

Total financial instruments sold, not yet purchased	$4,270,877	$15,383	$—	$4,286,260

Transfers Between Level 1 and Level 2

        Transfers of financial instruments owned and sold, not yet purchased to or from Levels 1 and 2 arise where the market for a specific security has become active or inactive during the period. The fair values transferred are ascribed as if the financial assets or financial liabilities had been transferred as of the end of the period.

        During the year ended December 31, 2013, the Company reclassified approximately $1.8 million of financial instruments owned from Level 1 to Level 2 and reclassified approximately $1.1 million from Level 2 to Level 1. Financial instruments sold, but not yet purchased of approximately $0.6 million were reclassified from Level 1 to Level 2 and approximately $1.8 million were reclassified from Level 2 to Level 1.

        There were no transfers of financial instruments to or from Level 1 and Level 2 during the years ended December 31, 2012 and 2011.

Level 3 Financial Assets and Financial Liabilities

        The Company's Level 3 financial assets and financial liabilities are comprised of delisted securities reported within financial instruments owned and financial instruments sold, not yet purchased. The following tables report Level 3 activities for the year ended December 31, 2013:

        Financial assets—Level 3 activities:

Balance, January 1, 2013	$—
Total gains or losses (realized/unrealized)	—
—Included in earnings	(526)
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	684

Balance, December 31, 2013	$158

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

6. Financial Assets and Financial Liabilities (Continued)

        Financial liabilities—Level 3 activities:

Balance, January 1, 2013	$—
Total gains or losses (realized/unrealized)	—
—Included in earnings	—
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	3

Balance, December 31, 2013	$3

        There were no Level 3 activities, including transfers, for the years ended December 31, 2012 and December 31, 2011.

Trading Gains from Market Making Transactions

        Trading gains, net from market making transactions reported in the statements of comprehensive income, by major product type, are comprised of:

	2013	2012	2011
Equities	$285,364	$422,026	$618,996
Fixed Income	24,485	37,567	36,228
Foreign Exchange	(64,757)	(24,379)	9,602
Commodities	115	(117)	354

Total Trading Gains, net	$245,207	$435,097	$665,180

        These transactions are related to the Company's financial instruments owned and financial instruments sold, not yet purchased (all at fair value) and include both derivative and non-derivative financial instruments, including exchange traded options and futures. These gains and losses also include market making related dividend and fixed income trading interest income and expense.

        The gains (losses) in the above table are not representative of the integrated trading strategies applied by the Company, which utilize financial instruments across various product types. Gains and losses in one product type frequently offset gains and losses in other product types.

Netting of Financial Assets and Financial Liabilities

        The Company adopted the guidance in ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities for periods beginning after January 1, 2013. This authoritative guidance requires companies to report disclosures of offsetting assets and liabilities. The Company has applied the guidance retrospectively to the year ended 2012 and has included, in tabular form, the gross and net amounts of certain financial instruments.

        The Company does not net securities segregated for regulatory purposes, and securities borrowed and securities loaned are presented on a gross basis in the consolidated statements of financial condition. In the tables below, the amounts of derivative financial instruments owned that are not

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

6. Financial Assets and Financial Liabilities (Continued)

offset in the consolidated statements of financial condition, but could be netted against financial liabilities with specific counterparties under master netting agreements, including clearing houses (exchange traded options, warrants and discount certificates) or over the counter currency forward contract counterparties, are presented to provide financial statement readers with the Company's estimate of its net exposure to counterparties for these derivative financial instruments.

        The following table sets forth the netting of financial assets and of financial liabilities as of December 31, 2013 and December 31, 2012, pursuant to the requirements of ASU 2011-11 and ASU 2013-01 (millions).

	December 31, 2013
					Gross Amounts Not Offset in the Consolidated Statement of Financial Condition
			Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statement of Financial Condition
	Gross Amounts of Recognized Assets				Financial Instruments	Cash Collateral Pledged	Net Amount
Offsetting of Financial Assets:
Securities segregated for regulatory purposes—purchased under agreements to resell	$6,734.2	(1)	$—	$6,734.2	$(6,734.2)	$—	$—
Securities borrowed	2,751.5		—	2,751.5	(2,694.6)	—	56.9
Securities purchased under agreements to resell	386.3		—	386.3	(386.3)	—	—
Financial Instruments owned:
Options	1,880.5		—	1,880.5	(1,652.8)	—	227.7
Warrants and discount certificates	57.4		—	57.4	(1.2)	—	56.2
Currency forward contracts	5.7		—	5.7	—	—	5.7

Total	$11,815.6		$—	$11,815.6	$(11,469.1)	$—	$346.5

				Gross Amounts Not Offset in the Consolidated Statement of Financial Condition
		Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition
	Gross Amounts of Recognized Liabilities			Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$2,563.7	$—	$2,563.7	$(2,544.6)	$—	$19.1
Financial instruments sold, not yet purchased:
Options	1,793.2	—	1,793.2	(1,652.8)	—	140.4
Warrants and discount certificates	1.2	—	1.2	(1.2)	—	—
Currency forward contracts	0.8	—	0.8	—	—	0.8

Total	$4,358.9	$—	$4,358.9	$(4,198.6)	$—	$160.3

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

6. Financial Assets and Financial Liabilities (Continued)

	December 31, 2012
					Gross Amounts Not Offset in the Consolidated Statement of Financial Condition
			Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statement of Financial Condition
	Gross Amounts of Recognized Assets				Financial Instruments	Cash Collateral Pledged	Net Amount
Offsetting of Financial Assets:
Securities segregated for regulatory purposes—purchased under agreements to resell	$6,366.4	(1)	$—	$6,366.4	$(6,366.4)	$—	$—
Securities borrowed	2,833.1		—	2,833.1	(2,776.7)	—	56.4
Securities purchased under agreements to resell	428.9		—	428.9	(428.9)	—	—
Financial Instruments owned:
Options	2,388.2		—	2,388.2	(2,202.1)	—	186.1
Warrants and discount certificates	147.7		—	147.7	(2.1)	—	145.6
Currency forward contracts	1.4		—	1.4	—	—	1.4

Total	$12,165.7		$—	$12,165.7	$(11,776.2)	$—	$389.5

				Gross Amounts Not Offset in the Consolidated Statement of Financial Condition
		Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition
	Gross Amounts of Recognized Liabilities			Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,839.3	$—	$1,839.3	$(1,819.9)	$—	$19.4
Financial instruments sold, not yet purchased:
Options	2,389.9	—	2,389.9	(2,202.1)	—	187.8
Warrants and discount certificates	2.1	—	2.1	(2.1)	—	—
Currency forward contracts	3.6	—	3.6	—	—	3.6

Total	$4,234.9	$—	$4,234.9	$(4,024.1)	$—	$210.8

(1)
As of December 31, 2013 and December 31, 2012, the Company had $6.73 billion and $6.37 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in "Cash and securities—segregated for regulatory purposes" in the consolidated statements of financial condtion.

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

        Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer's portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company's collateral policies significantly limits the Company's credit exposure to margin loans in the event of a customer's default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. At December 31, 2013 and December 31, 2012, approximately $13.60 billion and $9.85 billion, respectively, of customer margin loans were outstanding.

        Amounts relating to collateralized transactions at December 31, 2013 and December 31, 2012 are summarized as follows (millions):

	December 31, 2013		December 31, 2012(2)
	Permitted to Repledge	Sold or Repledged	Permitted to Repledge	Sold or Repledged
Securities lending transactions	$9,331.9	$2,504.3	$6,690.2	$2,731.7
Agreements to resell(1)	7,116.1	7,099.6	6,793.7	6,793.7
Customer margin assets	11,753.3	4,602.9	9,893.3	3,278.3

	$28,201.3	$14,206.8	$23,377.2	$12,803.7

(1)
At December 31, 2013, $6.73 billion or 95% (at December 31, 2012, $6.37 billion, or 94%), of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers.

(2)
The Company has revised its reporting of collateral permitted to be repledged and collateral sold or repledged, primarily with respect to securities available for repledging under securities lending transactions in connection with the Company's Stock Yield Enhancement Program, customer margin assets available for repledging, and securities pledged to a clearing house to cover customer margin requirements. Disclosures for December 31, 2012 have been conformed to the new presentation for comparability purposes.

        In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. At December 31, 2013 and December 31, 2012, the majority of the Company's government securities owned were pledged to clearing organizations.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

7. Collateralized Transactions (Continued)

        Financial instruments owned and pledged, including amounts pledged to affiliates, where the counterparty has the right to repledge, at December 31, 2013 and December 31, 2012 consisted of the following (millions):

	December 31, 2013	December 31, 2012
Stocks	$1,097.8	$775.2
Warrants	0.2	0.4
U.S. and foreign government securities	64.4	147.0
Corporate and municipal bonds	1.1	4.3

	$1,163.5	$926.9

8. Short-Term Borrowings

        Short-term borrowings consist primarily of collateralized borrowing facilities with clearing banks in multiple currencies that bear interest at fluctuating overnight rates based on interbank funds rates prevailing in the respective currencies. In addition, the Company has available secured and unsecured overnight bank loan facilities. All short-term borrowings outstanding at December 31, 2013 and 2012 were either repaid on the next business day or rolled forward and, accordingly, their carrying values approximated the short-term borrowings' fair values.

        As of December 31, 2013 and 2012, short-term borrowings consisted of:

	2013		2012
	Principal	Weighted Average Rates	Principal	Weighted Average Rates
Overnight borrowing facilities	$24,635	0.33%	$39,172	0.23%
Unsecured bank loans	—	n/a	71,248	0.10%

	$24,635		$110,420

        Interest expense on short term borrowings for each of the three years ended December 31, 2013, 2012 and 2011 was $0.7 million, $0.6 million and $2.2 million, respectively.

9. Senior Notes Payable

        In January 2012, the Company discontinued its Senior Notes Program. All previously issued Senior Notes, $101.4 million outstanding as of December 31, 2011, were redeemed prior to June 30, 2012.

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

        At December 31, 2013 and December 31, 2012, no borrowings were outstanding under this credit facility and IBG LLC was in compliance with all of the covenants. At maturity, subject to meeting certain terms of the facility, the Company will have an option to convert the facility to a one-year term loan.

11. Other Income

        The components of other income for the three years ended December 31, 2013, 2012 and 2011 were:

	2013	2012	2011
Payments for order flow	$25,701	$21,167	$23,597
Market data fees	34,853	27,175	26,393
Account activity fees	15,498	13,404	11,088
Exchange fee income	1,930	4,393	4,593
Market maker incentives	540	988	1,002
Losses on other investments, net	(3,514)	(458)	(25,078)
Other, net	5,862	9,663	1,391

	$80,870	$76,332	$42,986

        Payments for order flow are earned from various options exchanges based upon options trading volume originated by the Operating Companies. Market data fees are charged to customers based upon market data services provided. This income is largely offset by the related cost to obtain the underlying market data from third party vendors. Various exchanges pay the Company market maker incentives for its market making efforts on those exchanges. Gains and losses on other investments are generated from investments in securities that are not held for the Group's market making operations or from

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

11. Other Income (Continued)

securities that are subject to restrictions, and include the Company's interests in the earnings of equity method investees and dividends received on cost-basis investments.

12. Employee Incentive Plans

Return on Investment Dollar Units ("ROI Dollar Units")

        From 1998 through January 1, 2006, IBG LLC granted all non-member employees ROI Dollar Units, which are redeemable under the amended provisions of the plan, and in accordance with regulations issued by the Internal Revenue Service (Section 409A of the Internal Revenue Code). Upon redemption, the grantee is entitled to accumulated earnings on the face value of the certificate, but not the actual face value. For grants made in 1998 and 1999, grantees may redeem the ROI Dollar Units after vesting on the fifth anniversary of the date of their grant and prior to the tenth anniversary of the date of their grant. For grants made between January 1, 2000 and January 1, 2005, grantees must elect to redeem the ROI Dollar Units upon the fifth, seventh or tenth anniversary date. These ROI Dollar Units have vested at the fifth anniversary of the date of their grant and will continue to accumulate earnings until the elected redemption date. For grants made on or after January 1, 2006, all ROI Dollar Units vested on the fifth anniversary date of their grant and were or will be automatically redeemed. Subsequent to the IPO, no additional ROI Dollar Units have been or will be granted, and non-cash compensation to employees will consist primarily of grants of shares of Common Stock as described below under "2007 Stock Incentive Plan."

        As of December 31, 2013 and December 31, 2012, payables to employees for ROI Dollar Units were $5.6 million and $7.6 million, respectively, all of which were vested. These amounts are included in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. Compensation expense for the ROI Dollar Unit plan, included in the consolidated statements of comprehensive income was $0.5 million, $0.8 million and $1.5 million for the three years ended December 31, 2013, 2012 and 2011, respectively.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

12. Employee Incentive Plans (Continued)

        Of the fair value at the date of grant, $17.8 million represented the accumulated ROI Dollar Unit value elected to be invested by employees in Common Stock and such amount was accrued for as of December 31, 2006. The remainder is being ratably accrued as compensation expense by the Company from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule

        As of December 31, 2012, compensation costs for the ROI Unit Stock Plan had been fully accrued. Compensation expense for the 2007 ROI Unit Stock Plan and related grants under the 2007 Stock Incentive Plan, net of the effect of forfeitures, included in the consolidated statements of comprehensive income was $3.6 million and $3.9 million for the years ended December 31, 2012 and 2011, respectively.

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

        Stock Incentive Plan share grants (excluding 21,009 shares issued pursuant to the 2007 ROI Unit Stock Plan above) and the related fair values at the date of grant were:

	Shares	Fair Value at Date of Grant ($Millions)
In connection with IPO	927,943	$27.8
July 31, 2007	16,665	0.4
December 31, 2007	1,055,206	32.9
December 31, 2008	2,065,432	35.6
December 31, 2009	2,448,031	42.8
December 31, 2010	2,513,738	43.2
December 31, 2011	3,411,613	50.8
January 6, 2012	1,215,866	18.4
December 31, 2012	3,629,960	50.5
December 31, 2013	1,894,046	46.2

	19,178,500	$348.6

        Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year under the ASC 718 "Graded Vesting" method. In accordance with the vesting schedule, outstanding awards vest and are distributed to participants once each year on or about the Company's IPO anniversary. At the end of each year, there are no vested awards that remain undistributed.

        Compensation expense recognized in the consolidated statements of comprehensive income was $40.3 million, $63.3 million and $45.3 million for the three years ended December 31, 2013, 2012 and 2011, respectively. Estimated future compensation costs for unvested awards at December 31, 2013 are $40.9 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

12. Employee Incentive Plans (Continued)

        The following is a summary of stock plan activity for the three year period from January 1, 2011 through December 31, 2013:

	2007 Stock Incentive Plan (Shares)	Intrinsic Value of SIP Shares which Vested and were Distributed ($Millions)(2)	2007 ROI Unit Stock Plan (Shares)
Balance, December 31, 2010	7,263,140		544,613

Granted	3,411,613		—
Forfeited	(91,843)		(764)
Distributed	(1,173,916)	$20.4	(187,700)

Balance, December 31, 2011	9,408,994		356,149

Granted	4,845,826		—
Forfeited	(115,750)		(500)
Distributed	(1,736,588)	$25.1	(186,360)

Balance, December 31, 2012	12,402,482		169,289

Granted	1,894,046		—
Forfeited	(334,111)		(6,423)
Distributed(1)	(2,315,300)	$36.3	(162,866)

Balance, December 31, 2013	11,647,117		—

(1)
Shares distributed under the 2007 Stock Incentive Plan include 11,285 shares from Treasury representing shares acquired at the IPO to satisfy obligations under the 2007 ROI Unit Stock Plan.

(2)
Intrinsic value of SIP shares distributed represents the compensation value reported to the participants.

        Awards granted under the stock plans are subject to forfeiture in the event an employee ceases employment with the Company. The stock plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans' post-employment provisions will forfeit 50% of unvested previously granted awards unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested awards previously granted. Distributions of remaining awards granted on or before January 1, 2009 to former employees will occur within 90 days of the anniversary of the termination of employment date over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year. Distributions of remaining awards granted on or after January 1, 2010 to former employees will occur over the remaining vesting schedule applicable to each grant. Through December 31, 2013, a total of 90,766 shares have been distributed under these post-employment provisions. These distributions are included in the Stock Plans activity tables above.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

13. Income Taxes

        Income tax expense for the three years ended December 31, 2013, 2012 and 2011 differs from the U.S. federal statutory rate due to the differing effective tax rates in foreign, state and local jurisdictions where certain operating companies are subject to corporate taxation. Deferred income taxes arise primarily due to the amortization of the deferred tax assets recognized in connection with the Common Stock offerings (Note 4), lower of cost or market valuation of THE's financial assets and liabilities for income tax purposes and temporary differences arising from the deductibility of compensation and depreciation expenses in different time periods for book and tax return purposes.

        For the three years ended December 31, 2013, 2012 and 2011, the provision for income taxes consisted of:

	2013	2012	2011
Current:
Federal	$(1,096)	$1,379	$3,221
State and local	10	167	675
Foreign	23,041	10,684	24,805

Total current	21,955	12,230	28,701

Deferred:
Federal	17,691	16,765	17,678
State and local	(1)	27	(28)
Foreign	(5,960)	992	7,538

Total deferred	11,730	17,784	25,188

	$33,685	$30,014	$53,889

        A reconciliation of the statutory U.S. Federal income tax rate of 35% to the Company's effective tax rate for the three years ending December 31, 2013, 2012 and 2011 is set forth below:

	2013	2012	2011
U.S. Statutory Tax Rate	35.0%	35.0%	35.0%
Less: rate attributable to noncontrolling interests	-29.5%	-30.3%	-29.5%
State, local and foreign taxes, net of federal benefit	2.0%	1.0%	1.8%

	7.5%	5.7%	7.3%

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

13. Income Taxes (Continued)

        Significant components of the Company's deferred tax assets (liabilities), which are respectively reported in other assets and in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition, as of December 31, 2013 2012 and 2011 were as follows:

	2013	2012	2011
Deferred tax assets:
Arising from the acquisition of interests in IBG LLC	$294,666	$281,615	$297,881
Deferred compensation	8,274	7,309	5,078
Other	3,028	1,135	182

Total deferred tax assets	$305,968	$290,059	$303,141

Deferred tax liabilities:
Foreign, primarily THE	$7,942	$14,022	$11,573
Other comprehensive income	(199)	282	10,454
Other	335	—	4,100

Total deferred tax liabilities	8,078	14,304	26,127

Net deferred tax assets	$297,890	$275,755	$277,014

        As of and for the years ended December 31, 2013 and 2012, the Company had no unrecognized tax liabilities as defined under ASC 740, Income Taxes and no valuation allowances on deferred tax assets were required. The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2013, the Company's tax returns for 2010 through 2013 are subject to examination by the respective tax authorities. As of December 31, 2013, the Company is open to U.S. Federal income tax examinations for the tax years 2010 through 2012, and to non U.S. income tax examinations for the tax years 2006 through 2012. In addition, the Company is open to state and local income tax examinations in various jurisdictions for the tax years 2009 through 2012.

        At December 31, 2013, accumulated earnings held by non-U.S. subsidiaries totaled $1,072.9 million (at December 31, 2012 $969.8 million). Of this amount, approximately $422.3 million (at December 31, 2012 $380.6 million) is attributable to earnings of the Company's foreign subsidiaries that are considered "pass-through" entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for U.S. tax purposes and when they are remitted. With respect to certain of these subsidiaries' accumulated earnings (approximately $318.7 million and $297.5 million as of December 31, 2013 and December 31, 2012, respectively), repatriation would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution. The Company has not provided for its proportionate share of these additional foreign taxes as it does not intend to repatriate these earnings in the foreseeable future. For the same reason, the Company has not provided deferred U.S. tax on cumulative translation adjustments associated with these earnings.

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

14. Property and Equipment

        Property and equipment, which is included in other assets in the consolidated statements of financial condition, is comprised of leasehold improvements, computer hardware, software developed for the Company's internal use and office furniture and equipment. At December 31, 2013 and 2012, property and equipment consisted of:

	2013	2012
Leasehold improvements	$21,177	$23,114
Computer equipment	8,157	10,867
Internally developed software	39,127	35,020
Office furniture and equipment	3,727	4,273

	72,188	73,274
Less—accumulated depreciation and amortization	(39,951)	(38,607)

Property and equipment, net	$32,237	$34,667

        Depreciation and amortization of $19.2 million, $19.3 million and $18.7 million for the three years ended December 31, 2013, 2012 and 2011, respectively, is included in occupancy, depreciation and amortization expenses in the consolidated statements of comprehensive income.

15. Commitments, Contingencies and Guarantees

        In October 2013, a small number of the Company's brokerage customers had taken relatively large positions in four stocks listed on the Singapore Exchange. In early October, within a very short timeframe, these securities lost over 90% of their value. The customer accounts were margined and fell into deficits totaling $64 million prior to the time the Company took possession of their securities positions. Through December 31, 2013, the Company has recognized an aggregate loss of approximately $74 million. The maximum aggregate loss, which would occur if the securities' prices all fell to zero and none of the debts were collected, would be approximately $84 million. The Company is currently pursuing the collection of the debts. The ultimate effect of this incident on the Company's results will depend upon market conditions and the outcome of the Company's debt collection efforts.

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

        IBG, Inc. accounts for potential losses related to litigation in accordance with ASC 450, Contingencies. As of December 31, 2013 and December 31, 2012, reserves provided for potential losses related to litigation matters were not material.

Leases

        Operating Companies have non-cancelable operating leases covering office space. All but one of the office space leases are subject to escalation clauses based on specified costs incurred by the respective landlords and contain renewal elections. Rent expense calculated on a straight-line basis for the Group was $13.3 million, $13.3 million and $12.8 million for the three years ended December 31, 2013, 2012 and 2011, respectively, and is reported in occupancy, depreciation and amortization expenses in the consolidated statements of comprehensive income. As of December 31, 2013, the Company's minimum annual lease commitments totaled $44.8 million, as follows:

Year
2014	$11,642
2015	9,308
2016	8,413
2017	7,383
2018	7,368
Thereafter	636

$44,750

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

        Management believes that the following information by business segment provides a reasonable representation of each segment's contribution to total net revenues and income before income taxes for

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

16. Segment and Geographic Information (Continued)

the three years ended December 31, 2013, 2012 and 2011, and to total assets as of December 31, 2013, 2012 and 2011 (millions):

	Year ended December 31,
	2013	2012	2011
Net revenues:
Electronic brokerage	$814.0	$670.4	$691.5
Market making	274.5	459.6	698.5
Corporate and eliminations	(12.3)	0.5	(31.7)

Total net revenues	$1,076.2	$1,130.5	$1,358.3

Income before income taxes:
Electronic brokerage	$391.3	$341.7	$370.3
Market making	71.9	188.6	413.2
Corporate and eliminations	(11.9)	(3.3)	(42.4)

Total income before income taxes	$451.3	$527.0	$741.1

	December 31, 2013	December 31, 2012	December 31, 2011
Segment assets:
Electronic brokerage	$31,333.5	$25,741.5	$20,707.8
Market making	12,139.5	12,730.8	14,389.4
Corporate and eliminations	(5,602.3)	(5,272.7)	(4,692.8)

Total assets	$37,870.7	$33,199.6	$30,404.4

        The Company operates its automated global business in U.S. and international markets on more than 100 exchanges and market centers. A significant portion of IBG, Inc.'s net revenues are generated by subsidiaries operating outside the United States. International operations are comprised of electronic brokerage and market making activities in 24 countries in Europe, Asia and the Americas

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(In U.S. dollars (thousands), except shares and per share amounts, unless otherwise noted)

16. Segment and Geographic Information (Continued)

(outside the United States). The following table presents total net revenues and income before income taxes by geographic area for the three years ended December 31, 2013, 2012 and 2011 (millions):

	Year ended December 31,
	2013	2012	2011
Net revenues:
United States	$801.8	$836.9	$980.2
International	291.5	294.5	418.0
Corporate and eliminations	(17.1)	(0.9)	(39.9)

Total net revenues	$1,076.2	$1,130.5	$1,358.3

Income before income taxes:
United States	$369.1	$443.0	$608.7
International	94.1	88.5	182.6
Corporate and eliminations	(11.9)	(4.5)	(50.2)

Total income before income taxes	$451.3	$527.0	$741.1

17. Regulatory Requirements

        At December 31, 2013, aggregate excess regulatory capital for all of the Operating Companies was $3.15 billion.

        TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the CFTC's minimum financial requirements (Regulation 1.17), and THE is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement. Additionally, THSHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, THA is subject to the Australian Stock Exchange liquid capital requirement, THC and IBC are subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, IBUK is subject to the U.K. Financial Conduct Authority (formerly known as the U.K. Financial Conduct Authority) Capital Requirements Directive (formerly, the financial resources requirement), IBI is subject to the National Stock Exchange of India net capital requirements and IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements. The following table summarizes capital, capital requirements and excess regulatory capital (millions):

	Net Capital/ Eligible Equity	Requirement	Excess
IB LLC	$2,141.3	$302.2	$1,839.1
TH LLC	397.5	53.6	343.9
THE	702.4	189.1	513.3
Other regulated Operating Companies	498.6	40.7	457.9

	$3,739.8	$585.6	$3,154.2

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

        At December 31, 2013, all of the regulated Operating Companies were in compliance with their respective regulatory capital requirements.

18. Related Party Transactions

        Receivable from affiliate represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (Note 4).

        Included in receivables from and payables to customers in the accompanying consolidated statements of financial condition as of December 31, 2013 and December 31, 2012 were accounts receivable from directors, officers and their affiliates of $0.4 million and $1.1 million and payables of $815.5 million and $745.0 million, respectively.

19. Subsequent Events

        As required by ASC 855, Subsequent Events, the Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date the consolidated financial statements were issued.

        No recordable or disclosable events, not otherwise reported in these financial statements or the notes thereto, occurred.

*****

SUPPLEMENTARY DATA

Unaudited Quarterly results

        The Company's unaudited quarterly results for 2013 and 2012 reflect the condensed consolidated operating results of IBG, Inc. and its subsidiaries.

	2013 Quarterly Data
	First	Second	Third	Fourth
Revenues	$229.0	$297.5	$338.5	$262.9
Interest expense	12.9	13.6	12.2	13.0

Net Revenues	216.1	283.9	326.3	249.9

Non-interest expenses:
Execution and clearing	59.5	64.8	56.0	62.2
Employee compensation and benefits	46.3	58.0	44.3	56.7
Other	28.1	27.2	29.6	92.2

Total non-interest expenses	133.9	150.0	129.9	211.1

Income before income taxes	82.2	133.9	196.4	38.8
Income tax expense	6.9	13.9	10.4	2.5
Noncontrolling interests	68.7	109.7	169.5	32.7

Net Income	$6.6	$10.3	$16.5	$3.6

Basic earnings per share	$0.06	$0.14	$0.40	$0.09

Diluted earnings per share	$0.06	$0.14	$0.39	$0.09

Net Income	$6.6	$10.3	$16.5	$3.6
Other comprehensive income (loss):
Cumulative translation adjustment, before income taxes	(3.8)	(3.9)	3.7	0.8
Income taxes related to items of other comprehensive income	0.0	(0.4)	0.1	(0.2)

Other comprehensive income (loss), net of tax	(3.8)	(3.5)	3.6	1.0

Comprehensive income attributable to common stockholders	$2.8	$6.8	$20.1	$4.6

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	$68.7	$109.7	$169.5	$32.7
Other comprehensive income (loss)—cumulative translation adjustment	(27.6)	(28.0)	26.0	4.9

Comprehensive income attributable to noncontrolling interests	$41.1	$81.7	$195.5	$37.6

	2012 Quarterly Data
	First	Second	Third	Fourth
Revenues	$323.1	$277.0	$332.8	$259.6
Interest expense	19.2	16.1	14.2	12.5

Net Revenues	303.9	260.9	318.6	247.1

Non-interest expenses:
Execution and clearing	64.6	66.2	61.7	58.5
Employee compensation and benefits	62.7	59.8	57.7	64.3
Other	26.9	26.4	26.6	28.1

Total non-interest expenses	154.2	152.4	146.0	150.9

Income before income taxes	149.7	108.5	172.6	96.2
Income tax expense	8.7	11.0	14.7	(4.4)
Noncontrolling interests	129.9	89.5	145.4	91.5

Net Income	$11.1	$8.0	$12.5	$9.1

Basic earnings per share	$0.27	$0.17	$0.26	$0.19

Diluted earnings per share	$0.27	$0.17	$0.26	$0.19

Net Income	$11.1	$8.0	$12.5	$9.1
Other comprehensive income (loss):
Cumulative translation adjustment, before income taxes	4.1	(5.8)	3.0	0.9
Income taxes related to items of other comprehensive income(1)	1.5	(2.1)	1.1	(9.6)

Other comprehensive income (loss), net of tax	2.6	(3.7)	1.9	10.5

Comprehensive income attributable to common stockholders	$13.7	$4.3	$14.4	$19.6

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	$129.9	$89.5	$145.4	$91.5
Other comprehensive income (loss)—cumulative translation adjustment	31.6	(43.6)	22.0	7.1

Comprehensive income attributable to noncontrolling interests	$161.5	$45.9	$167.4	$98.6

(1)
The Company determined that deferred income taxes had been provided for on OCI for certain of its foreign subsidiaries in error. Accordingly, deferred income taxes of $9.2 million, previously provided on OCI in periods from 2007 through 2011, were reversed, in this table, in the fourth quarter of 2012.

Quarterly effects

        Previously, the Company presented a portion of cash held on behalf of customers, with respect to amounts subject to regulation outside of the United States, in "Cash and cash equivalents". During 2013, the Company identified that certain of these balances should be classified as "Cash and securities—segregated for regulatory purposes". The table below reports the impact of these revisions on the consolidated statements of financial condition at March 31, 2013, June 30, 2013 and September 30, 2013 (millions):

	March 31, 2013		June 30, 2013		September 30, 2013
	Revised	As reported	Revised	As reported	Revised	As reported
Cash and cash equivalents	$1,016.0	$1,184.9	$1,003.7	$1,414.8	$1,000.8	$1,548.5
Cash and securities—segregated for regulatory purposes	12,673.8	12,504.9	12,946.4	12,535.3	13,228.7	12,681.1

        In addition, during the fourth quarter of 2013, the Company made revisions to previously issued consolidated statements of cash flows. The Company continues to utilize the "indirect method" as permitted under ASC 230, Statement of Cash Flows, to present its cash flows. To provide readers of the consolidated financial statements with greater comparability between the consolidated statements of financial condition and the consolidated statements of cash flows, the Company removed the line item "Translation (gains) losses" from the consolidated statements of cash flows and now presents these foreign currency effects in the individual financial statement line items. This presentation has been applied to the three years ended December 31, 2013. The non-cash effects of exchange rate changes, which are reflected in "Other Comprehensive Income" in the consolidated statements of financial condition, are reported as "Effect of exchange rate changes on cash and cash equivalents" in the consolidated statements of cash flows.

        The following table reports the effects on the consolidated statements of cash flows of the revisions to cash and cash equivalents and to cash and securities segregated for regulatory purposes and the effects of the presentation change reported in the unaudited condensed statements of cash flows for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013 (millions):

	Three months ended March 31, 2013		Six months ended June 30, 2013		Nine months ended September 30, 2013
	Revised	As reported	Revised	As reported	Revised	As reported
Change in operating assets and liabilities—
Increase (decrease) in cash and securities—segregated for regulatory purposes	42.6	(22.6)	(230.1)	(53.1)	(512.4)	(199.1)
Net cash (used in) provided by operating activities	(208.9)	(296.3)	(172.3)	(17.3)	(127.5)	192.2
Effect of exchange rate changes on cash and cash equivalents	(31.4)	(10.6)	(63.0)	(41.9)	(33.3)	(36.6)
Net decrease in cash and cash equivalents	(364.6)	(429.7)	(376.9)	(199.7)	(379.8)	(66.1)
Cash and cash equivalents at beginning of period	1,380.6	1,614.6	1,380.6	1,614.6	1,380.6	1,614.6
Cash and cash equivalents at end of period	1,016.0	1,184.9	1,003.7	1,414.8	1,000.8	1,548.5

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.

        Under the supervision and with the participation of our management, including our CEO and our CFO, we conducted an evaluation of our disclosure controls and procedures; as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

        Management, including our CEO and our CFO, assessed the effectiveness of IBG, Inc.'s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on management's assessment and those criteria, management concluded that IBG, Inc. maintained effective internal control over financial reporting as of December 31, 2013.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2013, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control over Financial Reporting

        As reported in the Company's 2012 Annual Report on Form 10-K, filed on March 8, 2013, management had identified a material weakness in our internal control over financial reporting related to the review and interpretation of complex accounting issues, specifically, redeemable noncontrolling interests in IBG LLC attributable to Holdings and stock based compensation. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis

        The Company has made significant changes to the Company's internal control over financial reporting since August 2012. These changes have enabled us to strengthen our control environment and improve our processes relating to the review and interpretation of complex accounting issues and to the accuracy of underlying accounting data and related financial statement disclosures. In the quarter ended December 31, 2013, the Company concluded that it had remediated the previously reported material weakness within the Company's internal control over financial reporting related to the review and interpretation of complex accounting issues.

        The Company's management created a robust framework for the design and implementation of all relevant controls. The steps taken to improve the Company's internal control over financial reporting related to the review and interpretation of complex accounting issues include the following:

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

  Remediation plan

  •
  Enhanced the existing policy requiring quarterly review by the CFO and Chief Accounting Officer ("CAO") of significant transactions and official accounting guidance applied to the Company's financial statements. The primary element of this enhancement was the formation of a formal Accounting Policy Committee (the "APC") in September 2012, comprised of nine (9) experienced subject matter experts from within the Company's accounting, tax and regulatory disciplines, and includes the CFO and CAO. The APC is responsible for assessing the possible effects of such transactions and accounting guidance on the Company's financial statements and to report the results of its assessments to management and to the Audit Committee. The APC's mandate includes review and approval of the adoption and implementation of accounting guidance (new or newly applicable) by the Company.

  •
  The results of these assessments have been and will continue to be reviewed quarterly with the Company's Audit Committee and, where the assessments indicate that further research and evaluation are required, the CFO and the CAO will recommend to the Audit Committee whether they believe the Company has sufficient professional resources to address the issues internally or if external professional resources are required.

  •
  Further to such assessments, APC members not directly associated with the preparation of the Company's consolidated financial statements undertook and completed reviews of selected elements of the consolidated financial statements to ensure completeness, accuracy and compliance with official accounting guidance.

  •
  Established a policy requiring consideration of consultation with accounting policy or other subject matter experts, not affiliated with the Company's independent accountants, on future complex accounting interpretations should they arise from the above assessments. In addition, APC members participate in the review of periodic financial statements produced by the Company. The change in presentation of the consolidated statement of cash flows and the revisions made to previously reported amounts in "Cash and cash equivalents" and "Cash and securities—segregated for regulatory purposes", described in Note 2 to the consolidated financial statements reported under Item 8 in this Form 10-K, were identified as part of this review process.

  •
  When further research and evaluation of accounting policy issues is undertaken, whether conducted internally or through external consultation with accounting policy or other experts, the results of such research and evaluation will be reported to the Company's Audit Committee.

        In addition, under the direction of the Audit Committee, management has and continues to review and make necessary changes to the overall design of the Company's internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

        Management concluded that the above control enhancements successfully remediated the material weakness relating to the review and interpretation of complex accounting issues.

Changes to Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting other than those described above for the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interactive Brokers Group, Inc.
Greenwich, CT

        We have audited the internal control over financial reporting of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2013, of the Company and our report dated March 3, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
New York, New York
March 3, 2014

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
10.2
Form of Limited Liability Company Operating Agreement of IBG Holdings LLC (filed as Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Company on February 12, 2007).**
10.3
Exchange Agreement by and among Interactive Brokers Group, Inc., IBG Holdings LLC, IBG LLC and the Members of IBG LLC (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2009 filed by the Company on November 11, 2009).**
10.4
Tax Receivable Agreement by and between Interactive Brokers Group, Inc. and IBG Holdings LLC (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by theCompany on June 15, 2007).**
10.5	Interactive Brokers Group, Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.8 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+
10.6	Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan. (filed as Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+
10.7	Interactive Brokers Group, Inc. Amendment to the Exchange Agreement (filed as Exhibit 10.1 to the Form 8-K filed by the Company on June 6, 2012).**+
11.1
Statement Re; Computation of Earnings per Common Share (the calculation of per share earnings is disclosed in Part II, Item 8, Note 4 to the Consolidated Financial Statements "Equity and Earnings per Share" and is omitted in accordance with Item 601 Section (b)(11) of Regulation S-K).
21.1	Subsidiaries of the registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
101.INS	XBRL Instance Document*
101.SCH	XBRL Extension Schema*
101.CAL	XBRL Extension Calculation Linkbase*
101.DEF	XBRL Extension Definition Linkbase*
101.LAB	XBRL Extension Label Linkbase*
101.PRE	XBRL Extension Presentation Linkbase*

**
Previously filed; incorporated herein by reference.

+
These exhibits relate to management contracts or compensatory plans or arrangements.

*
Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2013, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Changes in Stockholders' Equity and (v) Notes to the Consolidated Financial Statements tagged in detail levels 1-4.

ITEMS. 15    (a)(1) and 15 (a)(2) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interactive Brokers Group, Inc.
Greenwich, CT

        We have audited the consolidated financial statements of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and the Company's internal control over financial reporting as of December 31, 2013, and have issued our reports thereon dated March 3, 2014; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the accompanying index at Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
New York, New York
March 3, 2014

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

As of December 31, (in thousands, except share and per share amounts)	2013	2012
Assets
Cash and cash equivalents	$1,164	$94
Investments in subsidiaries, equity basis	691,499	568,038
Receivable from affiliates	—	49
Other assets	302,919	288,687

Total assets	$995,582	$856,868

Liabilities and stockholders' equity
Liabilities:
Payable to affiliates	$287,216	$258,291
Accrued expenses and other liabilities	1,102	79

	288,318	258,370

Stockholders' equity (deficit):
Common stock, $0.01 par value per share:
Class A—Authorized—1,000,000,000, Issued—54,788,049 and 47,797,844 shares, Outstanding—54,664,095 and 47,499,739 shares at December 31, 2013 and 2012	548	478
Class B—Authorized, Issued and Outstanding—100 shares at December 31, 2013 and 2012	—	—
Additional paid-in capital	583,312	493,912
Retained earnings (accumulated deficit), including accumulated other comprehensive income of $27,028 and $29,754 at December 31, 2013 and 2012	125,896	111,826
Treasury stock, at cost, 123,954 and 298,105 shares at December 31, 2013 and 2012	(2,492)	(7,718)

Total stockholders' equity	707,264	598,498

Total liabilities and stockholders' equity	$995,582	$856,868

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

Year ended December 31, (in thousands)	2013	2012	2011
Revenues—dividends, interest and other	$4	$—	$5,217

Expenses:
Interest expense	—	—	—
Other	51	—	6
Delaware franchise taxes	180	180	180

Total expenses	231	180	186

Income (loss) before equity in income of subsidiary	(227)	(180)	5,031
Equity in income of subsidiary, net of tax	37,230	40,848	56,827

Net income	$37,003	$40,668	$61,858

Net income attributable to common stockholders	$37,003	$40,668	$61,858
Cumulative translation adjustment, net of tax	(2,726)	11,267	(2,650)

Comprehensive income attributable to common stockholders	$34,277	$51,935	$59,208

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

Year ended December 31, (in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$37,003	$40,668	$61,858
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of subsidiary	(37,230)	(40,848)	(56,827)
Deferred income taxes	17,565	17,283	17,768
Changes in operating assets and liabilities	(16,557)	(21,337)	(33,207)

Net cash provided by (used in) operating activities	781	(4,234)	(10,408)

Cash flows from investing activities	20,496	70,608	23,573

Cash flows from financing activities	(20,207)	(66,298)	(13,472)

Net increase (decrease) in cash and cash equivalents	1,070	76	(307)
Cash and cash equivalents at beginning of year	94	18	325

Cash and cash equivalents at end of year	$1,164	$94	$18

Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$—

Taxes paid	$29	$—	$24,403

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In U.S. dollars (thousands), unless otherwise noted)

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

2. Transactions with Affiliates

        As of December 31, 2013, there were no receivables from affiliates. Interest earned for the three years ended December 31, 2013, 2012 and 2011 was $0.0 million, $0.0 million, and $0.1 million, respectively. Dividends received from IBG LLC for the three years ended December 31, 2013, 2012 and 2011 were $20.5 million, $70.6 million and $23.6 million, respectively.

        As of December 31, 2013 and 2012, respectively, payable to affiliates of $287.2 million and $258.6 million consisted in part of amounts payable to Holdings under the Tax Receivable Agreement of $287.2 million and $258.6 million, respectively.

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

****

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

Date: March 3, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS PETERFFY Thomas Peterffy	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 3, 2014
/s/ PAUL J. BRODY Paul J. Brody	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer)	March 3, 2014
/s/ TIMOTHY E. ROGERS Timothy E. Rogers	Controller (Principal Accounting Officer)	March 3, 2014
/s/ LAWRENCE E. HARRIS Lawrence E. Harris	Director	March 3, 2014
/s/ HANS R. STOLL Hans R. Stoll	Director	March 3, 2014
/s/ IVERS W. RILEY Ivers W. Riley	Director	March 3, 2014