Form 10-K/A
period 2013-12-31
Interactive Brokers Group, Inc.
filed 2014-03-18
CIK 1381197

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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $797,948,252 computed by reference to the $15.97 closing sale price of the common stock on the NASDAQ Global Select Market, on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 3, 2014, there were 54,664,095 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

Explanatory Note

This Amendment No. 1 (this "Amendment") to the Annual Report on Form 10-K filed on March 3, 2014 (the “Original Annual Report”) of Interactive Brokers Group, Inc. (the “Company”) is being filed solely for the purpose of correcting certain inadvertent errors in the basic and fully diluted earnings per share line items of the 2013 Unaudited Quarterly Data presented under the Caption “Supplementary Data” on page 132 of the Form 10-K by amending and restating only the 2013 Unaudited Quarterly Data appearing in Part II, Item 8. “Supplementary Data” in the Original Annual Report.

Except as described above, no other changes have been made to the Original Annual Report. We have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Annual Report.

The Company has included as exhibits to this Amendment updated certifications from the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes Oxley Act.

	2013 Quarterly Data
	First	Second	Third	Fourth
Revenues	$229.0	$297.5	$338.5	$262.9
Interest expense	12.9	13.6	12.2	13.0
Net Revenues	216.1	283.9	326.3	249.9
Non-interest expenses:
Execution and clearing	59.5	64.8	56.0	62.2
Employee compensation and benefits	46.3	58.0	44.3	56.7
Other	28.1	27.2	29.6	92.2
Total non-interest expenses	133.9	150.0	129.9	211.1
Income before income taxes	82.2	133.9	196.4	38.8
Income tax expense	6.9	13.9	10.4	2.5
Noncontrolling interests	68.7	109.7	169.5	32.7
Net Income	$6.6	$10.3	$16.5	$3.6

Basic earnings per share	$0.14	$0.21	$0.33	$0.07
Diluted earnings per share	$0.14	$0.21	$0.32	$0.07

Net Income	$6.6	$10.3	$16.5	$3.6
Other comprehensive income (loss):
Cumulative translation adjustment, before income taxes	(3.8)	(3.9)	3.7	0.8
Income taxes related to items of other comprehensive income	0.0	(0.4)	0.1	(0.2)
Other comprehensive income (loss), net of tax	(3.8)	(3.5)	3.6	1.0
Comprehensive income attributable to common stockholders	$2.8	$6.8	$20.1	$4.6
Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	$68.7	$109.7	$169.5	$32.7
Other comprehensive income (loss)—cumulative translation adjustment	(27.6)	(28.0)	26.0	4.9
Comprehensive income attributable to noncontrolling interests	$41.1	$81.7	$195.5	$37.6

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
Date: March 18, 2014