Form 10-Q
period 2014-03-31
Interactive Brokers Group, Inc.
filed 2014-05-12
CIK 1381197

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 _____________________________________________________

FORM 10-Q

_____________________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 8, 2014, there were 54,666,825 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

INTERACTIVE BROKERS GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

PART I.  FINANCIAL INFORMATION

Financial Statements Introductory Note

Interactive Brokers Group, Inc. (“IBG, Inc.”, “we”, “our” or the “Company”) is a holding company whose primary asset is its ownership of approximately 13.6% of the membership interests of IBG LLC (the “Group”). See Notes 1 and 4 to the condensed consolidated financial statements for further discussion of the Company’s capital and ownership structure.

We are an automated global electronic broker and market maker specializing in executing and clearing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 100 electronic exchanges and trading venues around the world and offering custody, prime brokerage, stock and margin borrowing services to our customers. In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut and from Chicago, Illinois and from Jersey City, New Jersey. Abroad, we conduct business through offices located in Canada, England, Switzerland, China (Hong Kong and Shanghai), India, Australia and Japan. At March 31, 2014, we had 901 employees worldwide.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
(in thousands, except share amounts)	2014	2013
Assets
Cash and cash equivalents	$991,439	$1,213,241
Cash and securities - segregated for regulatory purposes	15,579,679	13,991,711
Securities borrowed	2,846,539	2,751,501
Securities purchased under agreements to resell	282,748	386,316
Financial instruments owned, at fair value:
Financial instruments owned	2,605,766	3,285,313
Financial instruments owned and pledged as collateral	822,434	1,163,531
Total financial instruments owned	3,428,200	4,448,844
Receivables:
Customers, less allowance for doubtful accounts of $68,024 and $67,999 at March 31, 2014 and December 31, 2013	14,413,560	13,596,650
Brokers, dealers and clearing organizations	902,173	858,189
Receivable from affiliate	38	55
Interest	36,162	26,489
Total receivables	15,351,933	14,481,383
Other assets	499,838	597,704
Total assets	$38,980,376	$37,870,700

Liabilities and equity
Liabilities:
Financial instruments sold but not yet purchased, at fair value	$3,170,552	$3,153,673
Securities loaned	2,931,222	2,563,653
Short-term borrowings	33,603	24,635
Payables:
Customers	26,975,572	26,319,420
Brokers, dealers and clearing organizations	241,394	330,956
Payable to affiliate	287,215	287,242
Accounts payable, accrued expenses and other liabilities	93,145	96,026
Interest	3,467	2,969
Total payables	27,600,793	27,036,613

Total liabilities	33,736,170	32,778,574

Commitments, contingencies and guarantees

Equity
Stockholders’ equity
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 54,789,790 and 54,788,049 shares, Outstanding – 54,666,825 and 54,664,095 shares at March 31, 2014 and December 31, 2013	548	548
Class B – Authorized, Issued and Outstanding – 100 shares at March 31, 2014 and December 31, 2013	-	-
Additional paid-in capital	585,070	583,312
Retained earnings	112,491	98,868
Accumulated other comprehensive income, net of income taxes of $1,059 and $936 at March 31, 2014 and December 31, 2013	27,396	27,028
Treasury stock, at cost, 122,965 and 123,954 shares at March 31, 2014 and December 31, 2013	(2,462)	(2,492)
Total stockholders’ equity	723,043	707,264
Noncontrolling interests	4,521,163	4,384,862
Total equity	5,244,206	5,092,126
Total liabilities and stockholders’ equity	$38,980,376	$37,870,700

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
	March 31,
(in thousands, except for shares or per share amounts)	2014	2013

Revenues:
Trading gains	$127,512	$18,994
Commissions and execution fees	136,641	119,538
Interest income	85,883	70,502
Other income	19,158	19,911
Total revenues	369,194	228,945

Interest expense	14,286	12,871

Total net revenues	354,908	216,074

Non-interest expenses:
Execution and clearing	54,210	59,540
Employee compensation and benefits	53,486	46,318
Occupancy, depreciation and amortization	9,819	10,069
Communications	6,002	5,453
General and administrative	13,247	12,471
Total non-interest expenses	136,764	133,851

Income before income taxes	218,144	82,223

Income tax expense	16,950	6,935
Net income	201,194	75,288
Less net income attributable to noncontrolling interests	182,105	68,731
Net income available for common stockholders	$19,089	$6,557

Earnings per share:
Basic	$0.35	$0.14
Diluted	$0.34	$0.14

Weighted average common shares outstanding:
Basic	54,664,225	47,499,898
Diluted	56,041,282	47,688,314

Comprehensive income:
Net income available for common stockholders	$19,089	$6,557
Other comprehensive income:
Cumulative translation adjustment, before income taxes	491	(3,735)
Income taxes related to items of other comprehensive income	123	7
Other comprehensive income (loss), net of tax	368	(3,742)
Comprehensive income available for common stockholders	$19,457	$2,815

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	$182,105	$68,731
Other comprehensive income (loss) - cumulative translation adjustment	3,120	(27,621)
Comprehensive income attributable to noncontrolling interests	$185,225	$41,110

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$201,194	$75,288
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	2,390	9,759
Depreciation and amortization	4,896	4,969
Employee stock plan compensation	10,051	8,470
(Gains) losses on other investments, net	(162)	133
Bad debt expense	743	454
Change in operating assets and liabilities:
(Increase) decrease in cash and securities - segregated for regulatory purposes	(1,585,783)	42,571
Increase in securities borrowed	(95,038)	(907,250)
Decrease (increase) in securities purchased under agreements to resell	103,568	(33,038)
Decrease (increase) in financial instruments owned	1,020,583	(117,573)
Increase in receivables from customers	(817,653)	(1,333,080)
(Increase) decrease in other receivables	(53,640)	34,475
Increase in other assets	(1,136)	(7,943)
Increase in financial instruments sold but not yet purchased	16,879	81,127
Increase in securities loaned	367,569	359,492
Increase in payable to customers	656,152	1,638,924
Decrease in other payables	(89,674)	(65,689)
Net cash used in operating activities	(259,061)	(208,911)
Cash flows from investing activities:
Purchases of other investments	(60,368)	(67,482)
Proceeds from sales of other investments	152,561	67,234
Distributions received from and redemptions of equity investments	-	11,054
Purchase of property and equipment	(4,707)	(3,702)
Net cash provided by investing activities	87,486	7,104
Cash flows from financing activities:
Dividends paid to shareholders	(5,466)	(4,750)
Dividends paid to noncontrolling interests	(57,217)	(35,137)
Increase (decrease) in short-term borrowings, net	8,968	(91,573)
Net cash used in financing activities	(53,715)	(131,460)
Effect of exchange rate changes on cash and cash equivalents	3,488	(31,364)
Net decrease in cash and cash equivalents	(221,802)	(364,631)
Cash and cash equivalents at beginning of period	1,213,241	1,380,599
Cash and cash equivalents at end of period	$991,439	$1,015,968

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,788	$14,460
Cash paid for taxes	$26,533	$20,628

Non-cash financing activities:
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$393	$(125)
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(393)	$125

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
Three Months Ended March 31, 2014 and March 31, 2013
(Unaudited)

(in thousands, except for share amounts)
	Common Stock
						Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity

Balance, January 1, 2014	54,788,049	$548	$583,312	$(2,492)	$98,868	$27,028	$707,264	$4,384,862	$5,092,126

Common Stock distributed pursuant to stock plans	1,741			30			30		30
Compensation for stock grants vesting in the future			1,365				1,365	8,686	10,051
Dividends paid to stockholders					(5,466)		(5,466)		(5,466)
Dividends paid by IBG LLC to noncontrolling interests								(57,217)	(57,217)
Adjustments for changes in proportionate ownership in IBG LLC			393				393	(393)
Comprehensive income					19,089	368	19,457	185,225	204,682
Balance, March 31, 2014	54,789,790	$548	$585,070	$(2,462)	$112,491	$27,396	$723,043	$4,521,163	$5,244,206

	Common Stock
						Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity

Balance, January 1, 2013	47,797,844	$478	$493,912	$(7,718)	$82,072	$29,754	$598,498	$4,214,649	$4,813,147

Common stock distributed pursuant to stock plans	3,605			52			52		52
Compensation for stock grants vesting in the future			1,036				1,036	7,662	8,698
Dividends paid to shareholders					(4,750)		(4,750)		(4,750)
Dividends paid by IBG LLC to noncontrolling interests								(35,137)	(35,137)
Adjustments for changes in proportionate ownership in IBG LLC			(125)				(125)	125
Comprehensive income					6,557	(3,742)	2,815	41,110	43,925
Balance, March 31, 2013	47,801,449	$478	$494,823	$(7,666)	$83,879	$26,012	$597,526	$4,228,409	$4,825,935

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

1. Organization and Nature of Business

Interactive Brokers Group, Inc. (“IBG, Inc.” or the “Company”) is a Delaware holding company whose primary asset is its ownership of approximately 13.6% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC” or the “Group”). The accompanying condensed consolidated financial statements of IBG, Inc. reflect the consolidation of IBG, Inc.’s investment in IBG LLC for all periods presented (Note 4). IBG LLC is an automated global electronic broker and market maker specializing in routing orders and processing trades in securities, futures and foreign exchange instruments.

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

2. Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements are presented in U.S. dollars and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting with respect to Form 10-Q and accounting standards generally accepted in the United States of America (“U.S. GAAP”) promulgated in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”).  These condensed consolidated financial statements include the accounts of the Company and its subsidiaries and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of March 31, 2014 and December 31, 2013, the results of operations and comprehensive income for the three months ended March 31, 2014 and 2013 and cash flows for the three months ended March 31, 2014 and 2013. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in IBG, Inc.’s 2013 Annual Report on Form 10-K filed with the SEC on March 3, 2014. The condensed consolidated financial statement information as of December 31, 2013 has been derived from the 2013 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Principles of Consolidation, including Noncontrolling Interests

The condensed consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries.  As sole managing member of IBG LLC, IBG, Inc. exerts control over the Group’s operations. In

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

accordance with ASC 810, Consolidation, the Company consolidates the Group’s financial statements and records the interests in the Group that IBG, Inc. does not own as noncontrolling interests.

The Company’s policy is to consolidate all other entities in which it owns more than 50% unless it does not have control. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements and accompanying notes. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ materially from those estimates. Such estimates include the allowance for doubtful accounts, compensation accruals, current and deferred income taxes, and estimated contingency reserves.

Fair Value

At March 31, 2014 and December 31, 2013, substantially all of IBG, Inc.’s assets and liabilities, including financial instruments, were carried at fair value based on published market prices and were marked to market, or were assets and liabilities which are short-term in nature and were carried at amounts that approximate fair value.

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

Other fair value investments, reported in other assets in the accompanying condensed consolidated statement of financial condition and in Note 6—Financial Assets and Financial Liabilities, are comprised of financial instruments that the Company does not carry in its market making business, which were comprised of listed stocks and options, and corporate debt securities.  These investments are generally reported as Level 2 financial instruments, except for unrestricted listed equities, which are classified as Level 1 financial instruments.  Other fair value liabilities are comprised of unrestricted listed equities which are classified as Level 1 financial instruments.

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Stock-Based Compensation

IBG, Inc. follows ASC 718, Compensation—Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires all share-based payments to employees to be recognized in the condensed consolidated financial statements using a fair value-based method. Grants, which are denominated in U.S. dollars, are communicated to employees in the year of grant, thereby establishing the fair value of each grant. The fair value of awards granted to employees are generally expensed as follows—50% in the year of grant in recognition of plan forfeiture provisions (described below) and the remaining 50% over the related vesting period utilizing the “graded vesting” method permitted under ASC 718-10. In the case of “retirement eligible” employees (those employees older than 59), 100% of awards are expensed when granted.

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

Cash and Securities—Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets. In addition, substantially all of the Operating Companies are members of various clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities. Securities segregated for regulatory purposes consisted of U.S. Treasury Bills of $3.43 billion and $1.30 billion at March 31, 2014 and December 31, 2013, respectively, which are recorded as Level 1 financial assets and securities purchased under agreements to resell in the amount of $6.44 billion and $6.73 billion as of March 31, 2014 and December 31, 2013, respectively, which amounts approximate fair value.

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

Securities lending fees received or paid by IBG, Inc. are recorded as interest income or interest expense in the condensed consolidated statements of comprehensive income.

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

Investments

IBG, Inc. makes certain strategic investments related to financial services and accounts for these investments under the cost method of accounting or under the equity method of accounting as required under ASC 323, Investments—Equity Method and Joint Ventures. Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of IBG, Inc.’s initial investment and adjusted each period for IBG, Inc.’s share of the investee’s income or loss. IBG, Inc.’s share of the income or losses from equity investments is reported as a component of other income in the condensed consolidated statements of comprehensive income. The recorded amounts of IBG, Inc.’s equity method investments, $27.0 million at March 31, 2014 ($27.5 million at December 31, 2013), which are reported as a component of other assets in the condensed consolidated statements of financial condition, increase or decrease accordingly. Contributions paid to and distributions received from equity investees are recorded as additions or reductions, respectively, to the respective investment balance.

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

IBG, Inc. also holds exchange memberships and investments in equity securities of certain exchanges as required to qualify as a clearing member, and strategic investments in corporate stock that do not qualify for equity method accounting. Such investments, $27.2 million at March 31, 2014 ($27.6 million at December 31, 2013), are recorded at cost or, if an other-than-temporary impairment in value has occurred, at a value that reflects management’s estimate of the impairment, and are also components of other assets in the condensed consolidated statements of financial condition. Dividends received from cost basis investments are recognized as a component of other income when such dividends are received.

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

Comprehensive Income and Foreign Currency Translation

The Company’s operating results are reported in the condensed consolidated statement of comprehensive income pursuant to Accounting Standards Update 2011-05, Comprehensive Income.

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

Revenue Recognition

—Trading Gains

Trading gains and losses are recorded on trade date and are reported on a net basis. Trading gains are comprised of changes in the fair value of financial instruments owned and financial instruments sold but not yet purchased (i.e., unrealized gains and losses) and realized gains and losses. Included in trading gains are net gains and losses on exchange traded options, futures and other derivative instruments. Dividends are integral to the valuation of stocks and interest is integral to the valuation of fixed income instruments. Accordingly, both dividends and interest income and expense attributable to financial instruments owned and financial instruments sold but not yet purchased are reported on a net basis as a component of trading gains in the accompanying condensed consolidated statements of comprehensive income.

—Commissions and Execution Fees

Commissions charged for executing and clearing customer transactions are recorded on a trade date basis and are reported as commissions and execution fees in the condensed consolidated statements of comprehensive income, and the related expenses are reported as execution and clearing expenses.

—Interest Income and Expense

The Company earns interest income and incurs interest expense primarily in connection with its electronic brokerage customer business and its securities lending activities. Such interest is recorded on the accrual basis.

—Foreign Currency Transaction Gains and Losses

Foreign currency transaction gains and losses from market making are reported as a component of trading gains in the condensed consolidated statements of comprehensive income. Electronic brokerage foreign currency transaction gains and losses are included in interest (if arising from currency swap transactions) or other income.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Income Taxes

IBG, Inc. accounts for income taxes in accordance with ASC 740, Income Taxes. The Company’s income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits are based on enacted tax laws (Note 10) and reflect management’s best assessment of estimated future taxes to be paid. The Company is subject to income taxes in both the United States and numerous foreign jurisdictions. Determining income tax expense requires significant judgments and estimates.

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Recently Issued Accounting Pronouncements

Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates (“ASUs”) as the means to add to or delete from, or otherwise amend the ASC. In 2014, prior to the issuance of the Company’s condensed consolidated financial statements, ASUs 2014-01 through 2014-08 have been issued. Following is a summary of recently issued ASUs that have affected or may affect the Company’s condensed consolidated financial statements:

	Affects	Status

ASU 2013-05
Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity
Effective for fiscal periods beginning on or after December 15, 2013.

ASU 2014-06	Technical Corrections and Improvements Related to Glossary Terms	Effective on issuance in March 2014.

Adoption of those ASUs that became effective during 2014, prior to the issuance of the Company’s condensed consolidated financial statements, did not have a material effect on those financial statements.

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

Concentrations of Credit Risk

IBG, Inc.’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of March 31, 2014, the Company did not have any material concentrations of credit risk.

Off-Balance Sheet Risks

IBG, Inc. may be exposed to a risk of loss not reflected in the condensed consolidated financial statements to settle futures and certain over-the-counter contracts at contracted prices, which may require repurchase or sale of the underlying products in the market at prevailing prices. Accordingly, these transactions result in off-balance sheet risk as IBG, Inc.’s cost to liquidate such contracts may exceed the amounts reported in IBG, Inc.’s condensed consolidated statements of financial condition.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

4. Equity and Earnings per Share

In connection with its initial public offering of Class A common stock (“IPO”) in May 2007, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC from Holdings, became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings wholly owns all Class B common stock, which common stock has voting rights in proportion to its ownership interests in IBG LLC, approximately 86.4% as of March 31, 2014.  The condensed consolidated financial statements reflect the results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC. The noncontrolling interests in IBG LLC attributable to Holdings are reported as a component of total equity, as described below.

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

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As described previously in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of Holdings’ and IBG, Inc.’s respective ownership of IBG LLC. At March 31, 2014 and December 31, 2013, 1,000,000,000 shares of Class A common stock were authorized, of which 54,789,790 and 54,788,049 shares have been issued; and 54,666,825 and 54,664,095 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of March 31, 2014 and December 31, 2013, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of March 31, 2014 and December 31, 2013, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with the 2011 and 2013 redemptions of Holdings member interests in exchange for common stock, which deferred tax assets are a component of other assets in the condensed consolidated statement of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the 2011 and 2013 redemption dates, respectively, as allowable under current tax law. As of March 31, 2014 and December 31, 2013, the unamortized balance of these deferred tax assets was $289.3 million and $294.7 million, respectively.

IBG, Inc. also entered into an agreement (the “Tax Receivable Agreement”) with Holdings to pay Holdings (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of tax basis increases. These payables, net of payments made to Holdings, are reported as payable to affiliate in the condensed consolidated statement of financial condition.

The remaining 15% is accounted for as a permanent increase to additional paid-in capital in the condensed consolidated statement of financial condition.

The cumulative amounts of deferred tax assets, payables to Holdings and credits to additional paid-in capital arising from stock offerings from the date of the IPO through March 31, 2014 were $420.4 million, $357.4 million and $63.1 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $70.4 million through March 31, 2014 pursuant to the terms of the Tax Receivable Agreement.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

The Exchange Agreement, as amended June 6, 2012, provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from Holdings, which could result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, holders of Holdings member interests are able to request redemption of such member interests over a minimum eight (8) year period following the IPO; 12.5% annually for seven (7) years and 2.5% in the eighth year.

At the time of the Company’s IPO in 2007, three hundred sixty (360) million shares of authorized Common Stock were reserved for future sales and redemptions. From 2008 through 2010, Holdings redeemed 5,013,259 IBG LLC shares with a total value of $114.0 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption these IBG LLC shares were retired. In 2013 and 2011, respectively, the Company issued 4,683,415 shares and 1,983,624 shares of Common Stock directly to Holdings in exchange for an equivalent number of shares of member interests in IBG LLC.

As a consequence of these redemption transactions, and distribution of shares to employees (Note 9), IBG, Inc.’s interest in IBG LLC has increased to approximately 13.6%, with Holdings owning the remaining 86.4% as of March 31, 2014. The redemptions also resulted in an increase in the Holdings interest held by Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 87.6% at March 31, 2014.

Earnings per Share

Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period:

	Three months ended
	March 31,
	2014	2013
Basic earnings per share:
Net income available for common stockholders	$19,089	$6,557

Weighted average shares of common stock outstanding:
Class A	54,664,125	47,499,798
Class B	100	100
	54,664,225	47,499,898

Basic earnings per share	$0.35	$0.14

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares:

	Three months ended
	March 31,
	2014	2013
Diluted earnings per share:
Net income available for common stockholders	$19,089	$6,557

Weighted average shares of common stock outstanding:
Class A:
Issued and outstanding	54,664,125	47,499,798
Potentially dilutive common shares issuable pursuant toemployee incentive plans	1,377,057	188,416
Class B	100	100
	56,041,282	47,688,314

Diluted earnings per share	$0.34	$0.14

Member and Stockholder Dividends

For the three months ended March 31, 2014, IBG LLC paid dividends totaling $66.2 million to its members, of which IBG, Inc.’s proportionate share was $9.0 million.  In March 2014, the Company paid cash dividends of $0.10 per share of Common Stock, totaling $5.5 million.

On April 15, 2014, the Company declared a cash dividend of $0.10 per common share, payable on June 13, 2014 to shareholders of record as of May 30, 2014.

5. Comprehensive Income

The following table presents comprehensive income and earnings per share on comprehensive income:

	Three months ended
	March 31,
	2014	2013

Comprehensive income available for common stockholders, net of tax	$19,457	$2,815

Earnings per share on comprehensive income:
Basic	$0.36	$0.06
Diluted	$0.35	$0.06

Weighted average common shares outstanding:
Basic	54,664,225	47,499,898
Diluted	56,041,282	47,688,314

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

6. Financial Assets and Financial Liabilities

Fair Value

The following tables set forth, by level within the fair value hierarchy (Note 2), financial assets and liabilities, primarily financial instruments owned and financial instruments sold, but not yet purchased at fair value as of March 31, 2014 and December 31, 2013. As required by ASC 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the respective fair value measurement.

	Financial Assets At Fair Value as of March 31, 2014

	Level 1	Level 2	Level 3	Total

Securities segregated for regulatory purposes	$3,428,577	$-	$-	$3,428,577
Financial instruments owned:
Stocks	990,435	-	119	990,554
Options	1,418,104	-	-	1,418,104
Warrants and discount certificates	74,891	-	-	74,891
U.S. and foreign government securities	15,740	2,074	-	17,814
Corporate and municipal bonds	77,647	22,998	-	100,645
Currency forward contracts	-	3,758	-	3,758
Total financial instruments owned	2,576,817	28,830	119	2,605,766

Financial instruments owned and pledged as collateral:
Stocks	762,857	-	-	762,857
Warrants	205	-	-	205
U.S. and foreign government securities	58,470	-	-	58,470
Corporate and municipal bonds	902	-	-	902
Total financial instruments owned and pledged as collateral	822,434	-	-	822,434

Total financial insturments owned	3,399,251	28,830	119	3,428,200

Other fair value investments, included in other assets:
Stocks and options	33,642	-	112	33,754
Corporate and municipal bonds	-	1,869	-	1,869
Total other fair value investments, included in other assets	33,642	1,869	112	35,623

Total Financial Assets at Fair Value	$68,614,470	$30,699	$231	$6,892,400

	Financial Liabilities At Fair Value as of March 31, 2014

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased:
Stocks	$1,612,564	$-	$1	$1,612,565
Options	1,467,109	-	-	1,467,109
Warrants and discount certificates	1,051	-	-	1,051
U.S. and foreign government securities	693	1,279	-	1,972
Corporate bonds	75,039	12,213	-	87,252
Currency forward contracts	-	603	-	603
Total financial instruments sold, not yet purchased	3,156,456	14,095	1	3,170,552

Other fair value liabilities, included in accounts payable, accrued expenses and other liabilities

Stock	305	-	-	305
Total other fair value liabilities, included in accounts payable, accrued expenses and other liabilities	305	-	-	305

Total Financial Liabilities at Fair Value	$3,156,761	$14,095	$1	$3,170,857

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

	Financial Assets At Fair Value as of December 31, 2013

	Level 1	Level 2	Level 3	Total

Securities segregated for regulatory purposes	$1,300,016	$-	$-	$1,300,016
Financial instruments owned:
Stocks	1,243,914	-	57	1,243,971
Options	1,880,481	-	-	1,880,481
Warrants and discount certificates	57,144	-	-	57,144
U.S. and foreign government securities	4,641	2,102	-	6,743
Corporate and municipal bonds	72,750	18,476	-	91,226
Currency forward contracts	-	5,748	-	5,748
Total financial instruments owned	3,258,930	26,326	57	3,285,313

Financial instruments owned and pledged as collateral:
Stocks	1,097,734	-	-	1,097,734
Warrants	233	-	-	233
U.S. and foreign government securities	64,439	-	-	64,439
Corporate and municipal bonds	1,125	-	-	1,125
Total financial instruments owned and pledged as collateral	1,163,531	-	-	1,163,531

Total financial insturments owned	4,422,461	26,326	57	4,448,844

Other fair value investments, included in other assets:
Stocks	25,604	419	101	26,124
Corporate and municipal bonds	1,776	47,896	-	49,672
Mortgage backed securities	-	26,892	-	26,892
Other asset backed securities	-	22,734	-	22,734
Other	-	5,328	-	5,328
Total other fair value assets	27,380	103,269	101	130,750

Total Financial Assets at Fair Value	$5,749,857	$129,595	$158	$5,879,610

	Financial Liabilities At Fair Value as of December 31, 2013

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased:
Stocks	$1,266,429	$-	$3	$1,266,432
Options	1,793,248	-	-	1,793,248
Warrants and discount certificates	1,215	-	-	1,215
U.S. and foreign government securities	-	4,412	-	4,412
Corporate bonds	77,936	9,628	-	87,564
Currency forward contracts	-	802	-	802
Total financial instruments sold, not yet purchased	$3,138,828	$14,842	$3	$3,153,673

Transfers between Level 1 and Level 2

Transfers of financial instruments owned and sold, not yet purchased to or from Levels 1 and 2 arise where the market for a specific security has become active or inactive during the period. The fair values transferred are ascribed as if the financial assets or financial liabilities had been transferred as of the end of the period.

During the three months ended March 31, 2014, the Company reclassified approximately $2.1 million of financial instruments owned from Level 1 to Level 2 and reclassified approximately $1.8 million from Level 2 to Level 1. Financial instruments sold, but not yet purchased of approximately $1.4 million were reclassified from Level 1 to Level 2 and approximately $1.1 million were reclassified from Level 2 to Level 1. The Company reclassified approximately $1.8 million of other fair value investments, recorded in other assets, from Level 1 to Level 2.

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

Level 3 Financial Assets and Financial Liabilities

The Company’s Level 3 financial assets and financial liabilities are comprised of delisted securities reported within financial instruments owned and financial instruments sold, not yet purchased. The following tables report Level 3 activities for the three months ended March 31, 2014:

Financial assets—Level 3 activities:

Balance, January 1, 2014	$158
Total gains or losses (realized/unrealized)
- Included in earnings	30
Purchases, issuances and settlements	(22)
Transfers in and/or out of Level 3	65
Balance, March 31, 2014	$231

Financial liabilities—Level 3 activities:

Balance, January 1, 2014	$3
Total gains or losses (realized/unrealized)
- Included in earnings	-
Purchases, issuances and settlements	(2)
Transfers in and/or out of Level 3	-
Balance, March 31, 2014	$1

There were no Level 3 activities, including transfers, for the three months ended March 31, 2013.

Trading Gains from Market Making Transactions

Trading gains, net from market making transactions reported in the statements of comprehensive income, by major product type, are comprised of:

	Three months ended
	March 31,
	2014	2013

Equities	$95,145	$68,524
Fixed Income	5,730	7,768
Foreign Exchange	26,637	(57,325)
Commodities	-	27

Total Trading Gains	$127,512	$18,994

These transactions are related to the Company’s financial instruments owned and financial instruments sold, not yet purchased (all at fair value) and include both derivative and non-derivative financial instruments, including exchange traded options and futures. These gains and losses also include market making related dividend and fixed income trading interest income and expense.

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

Netting of Financial Assets and Financial Liabilities

The Company adopted the guidance in ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and ASU 2013- 01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities for periods beginning after January 1, 2013. This authoritative guidance requires companies to report disclosures of offsetting assets and liabilities.

The Company does not net securities segregated for regulatory purposes, and securities borrowed and securities loaned are presented on a gross basis in the condensed consolidated statements of financial condition. In the tables below, the amounts of derivative financial instruments owned that are not offset in the condensed consolidated statements of financial condition, but could be netted against financial liabilities with specific counterparties under master netting agreements, including clearing houses (exchange traded options, warrants and discount certificates) or over the counter currency forward contract counterparties, are presented to provide financial statement readers with the Company’s estimate of its net exposure to counterparties for these derivative financial instruments.

The following table sets forth the netting of financial assets and of financial liabilities as of March 31, 2014 and December 31, 2013, pursuant to the requirements of ASU 2011-11 and ASU 2013-01 (millions).

	March 31, 2014
					Gross Amounts Not Offset in the
					Condensed Consolidated Statement of
					Financial Condition
			Gross Amounts	Net Amounts of
			Offset in the	Assets Presented in
			Condensed	the Condensed
	Gross Amounts of		Consolidated	Consolidated
	Recognized		Statement of	Statement of	Financial	Cash Collateral
	Assets		Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Offsetting of Financial Assets:
Securities segregated for regulatory purposes - purchased under agreements to resell	$6,438.7	(1)	$-	$6,438.7	$(6,438.7)	$-	$-
Securities borrowed	2,846.5		-	2,846.5	(2,793.3)	-	53.2
Securities purchased under agreements to resell	282.7		-	282.7	(282.7)	-	-
Financial Instruments owned:
Options	1,418.1		-	1,418.1	(1,350.8)	-	67.3
Warrants and discount certificates	75.1		-	75.1	(1.1)	-	74.0
Currency forward contracts	3.8		-	3.8	-	-	3.8
Total	$11,064.9		$-	$11,064.9	$(10,866.6)	$-	$198.3

					Gross Amounts Not Offset in the
					Condensed Consolidated Statement of
					Financial Condition
			Gross Amounts	Net Amounts of
			Offset in the	Liabilities Presented
			Condensed	in the Condensed
	Gross Amounts of		Consolidated	Consolidated
	Recognized		Statement of	Statement of	Financial	Cash Collateral
	Liabilities		Financial Condition	Financial Condition	Instruments	Received	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$2,931.2		$-	$2,931.2	$(2,918.2)	$-	$13.0
Financial instruments sold, not yet purchased:
Options	1,467.1		-	1,467.1	(1,350.8)	-	116.3
Warrants and discount certificates	1.1		-	1.1	(1.1)	-	-
Currency forward contracts	0.6		-	0.6		-	0.6
Total	$4,400.0		$-	$4,400.0	$(4,270.1)	$-	$129.9

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

	December 31, 2013
					Gross Amounts Not Offset in the
					Condensed Consolidated Statement of
					Financial Condition
			Gross Amounts	Net Amounts of
			Offset in the	Assets Presented in
			Condensed	the Condensed
	Gross Amounts of		Consolidated	Consolidated
	Recognized		Statement of	Statement of	Financial		Cash Collateral
	Assets		Financial Condition	Financial Condition	Instruments		Pledged	Net Amount
Offsetting of Financial Assets:
Securities segregated for regulatory purposes - purchased under agreements to resell	$6,734.2	(1)	$	$6,734.2	$(6,734.2)	$		$-
Securities borrowed	2,751.5		-	2,751.5	(2,694.6)		-	56.9
Securities purchased under agreements to resell	386.3		-	386.3	(386.3)		-	-
Financial Instruments owned:
Options	1,880.5		-	1,880.5	(1,652.8)		-	227.7
Warrants and discount certificates	57.4		-	57.4	(1.2)		-	56.2
Currency forward contracts	5.7		-	5.7	-		-	5.7
Total	$11,815.6		$-	$11,815.6	$(11,469.1)		$-	$346.5

					Gross Amounts Not Offset in the
					Condensed Consolidated Statement of
					Financial Condition
			Gross Amounts	Net Amounts of
			Offset in the	Liabilities Presented
			Condensed	in the Condensed
	Gross Amounts of		Consolidated	Consolidated
	Recognized		Statement of	Statement of	Financial		Cash Collateral
	Liabilities		Financial Condition	Financial Condition	Instruments		Received	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$2,563.7		$-	$2,563.7	$(2,544.6)		$-	$19.1
Financial instruments sold, not yet purchased:
Options	1,793.2		-	1,793.2	(1,652.8)		-	140.4
Warrants and discount certificates	1.2		-	1.2	(1.2)		-	-
Currency forward contracts	0.8		-	0.8	-		-	0.8
Total	$4,358.9		$-	$4,358.9	$(4,198.6)		$-	$160.3

(1)
As of March 31, 2014 and December 31, 2013, the Company had $6.44 billion and $6.73 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Cash and securities—segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. At March 31, 2014 and December 31, 2013, approximately $14.41 billion and $13.60 billion, respectively, of customer margin loans were outstanding.

Amounts relating to collateralized transactions at March 31, 2014 and December 31, 2013 are summarized as follows (millions):

	March 31, 2014		December 31, 2013

	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

Securities lending transactions	$8,834.5	$2,492.7	$9,331.9	$2,504.3
Agreements to resell (1)	6,725.5	6,694.9	7,116.1	7,099.6
Customer margin assets	13,061.4	5,721.9	11,753.3	4,602.9
	$28,621.4	$14,909.5	$28,201.3	$14,206.8

(1)
At March 31, 2014, $6.44 billion or 96% (at December 31, 2013, $6.73 billion, or 95%), of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. At March 31, 2014 and December 31, 2013, the majority of the Company’s government securities owned were pledged to clearing organizations.

Financial instruments owned and pledged, including amounts pledged to affiliates, where the counterparty has the right to repledge, at March 31, 2014 and December 31, 2013 consisted of the following (millions):

	March 31,	December 31,
	2014	2013
Stocks	$762.8	$1,097.8
Warrants	0.2	0.2
U.S. and foreign government obligations	58.5	64.4
Corporate and municipal bonds	0.9	1.1
	$822.4	$1,163.5

8. Senior Secured Revolving Credit Facility

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

At March 31, 2014 and December 31, 2013, no borrowings were outstanding under this credit facility and IBG LLC was in compliance with all of the covenants. At maturity, subject to meeting certain terms of the facility, the Company will have an option to convert the facility to a one-year term loan.

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

As of March 31, 2014 and December 31, 2013, payables to employees for ROI Dollar Units were $3.9 million and $5.6 million, respectively, all of which were vested. These amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. Compensation expense for the ROI Dollar Unit plan, included in the condensed consolidated statements of comprehensive income was $0.1 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

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

Of the fair value at the date of grant, $17.8 million represented the accumulated ROI Dollar Unit value elected to be invested by employees in Common Stock and such amount was accrued for as of December 31, 2006. The remainder is being ratably accrued as compensation expense by the Company from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule

As of December 31, 2012, compensation costs for the ROI Unit Stock Plan had been fully accrued and as of December 31, 2013, all shares issued to current employees under the ROI Unit Stock Plan had been distributed.

2007 Stock Incentive Plan

Under the Interactive Brokers Group, Inc. 2007 Stock Incentive Plan (the “Stock Incentive Plan” or “SIP”), up to 30.0 million shares (20.0 million shares at March 31, 2014 and December 31, 2013) of common stock may be granted and issued to directors, officers, employees, contractors and consultants of IBG, Inc. and its subsidiaries.  The 10.0 million increase in shares allocated to the SIP was approved by the Company’s Compensation Committee and Board of Directors in February 2014, and was approved by the stockholders at the Company’s 2014 Annual Meeting on April 24, 2014.  The purpose of the Stock Incentive Plan is to promote IBG, Inc.’s long-term financial success by attracting, retaining and rewarding eligible participants.

As a result of the Company’s organizational structure, a description of which can be found on page 4 of the Company’s 2013 Annual Report on Form 10-K, filed with the SEC, there is no dilutive effect upon ownership of minority shareholders of issuing shares

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

under the Stock Incentive Plan.  The issuances do not dilute the book value the ownership of minority shareholders because a) the restricted stock units are granted at market value and b) upon their vesting and the related issuance of shares of Common Stock, the ownership of the Company in its operating subsidiary, IBG LLC, increases proportionately to the shares issued. As a result of such proportionate increase in share ownership, the dilution upon issuance of Common Stock is borne by IBG LLC’s majority shareholder (i.e., noncontrolling interest), IBG Holdings LLC, and not by the Company or its minority shareholders. Additionally, dilution of earnings that may take place after issuance of Common Stock is reflected in the earnings per share (“EPS”) reported in the Company’s financial statements. The EPS dilution can be neither estimated nor projected, but historically it has not been material.

The Stock Incentive Plan is administered by the Compensation Committee of IBG, Inc.’s Board of Directors. The Compensation Committee has discretionary authority to determine which employees are eligible to participate in the Stock Incentive Plan and establishes the terms and conditions of the stock awards, including the number of awards granted to each employee and all other terms and conditions applicable to such awards in individual grant agreements. Awards are expected to be made primarily through grants of restricted Common Stock. Stock Incentive Plan awards are subject to issuance over time and may be forfeited upon an employee’s termination of employment or violation of certain applicable covenants prior to issuance, unless determined otherwise by the Compensation Committee.

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

Awards granted to external directors vest, and are distributed, over a five-year period (20% per year) commencing one year after the date of grant. A total of 20,423 shares have been granted to the external directors cumulatively since the IPO.

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year under the ASC 718 “Graded Vesting” method. In accordance with the vesting schedule, outstanding awards vest and are distributed to participants once each year on or about the Company’s IPO anniversary. At the end of each year, there are no vested awards that remain undistributed.

Compensation expense recognized in the condensed consolidated statements of comprehensive income was $10.0 million and $8.7 million for the three months ended March 31, 2014 and 2013, respectively. Estimated future compensation costs for unvested awards at March 31, 2014 are $36.7 million.

The following is a summary of stock plan activity for the three months ended March 31, 2014:

Shares
2007 Stock
Incentive Plan

Balance, December 31, 2013	11,647,117

Granted	-
Forfeited	-
Distributed (1)	(2,730)
Balance, March 31, 2014	11,644,387

(1)
Shares cumulatively distributed under the 2007 Stock Incentive Plan include 14,843 shares from Treasury representing shares acquired at the IPO to satisfy obligations under the 2007 ROI Unit Stock Plan.

Awards granted under the stock plans are subject to forfeiture in the event an employee ceases employment with the Company. The stock plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post-employment provisions will forfeit 50% of unvested previously granted awards unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested awards previously granted. Distributions of remaining awards granted on or before January 1, 2009 to former employees will occur within 90 days of the anniversary of the termination of employment date over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year. Distributions of remaining awards granted on or after January 1, 2010 to former employees will occur over the remaining vesting schedule applicable to each grant. Through March 31, 2014, a total of 93,496 shares have been distributed under these post-employment provisions. These distributions are included in the Stock Plans activity tables above.

10. Income Taxes

Income tax expense for the three months ended March 31, 2014 and 2013 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC.  These noncontrolling interests are subject to U.S. taxation as partnerships.  Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners.  Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Deferred income taxes arise primarily due to the amortization of the deferred tax assets recognized in connection with the Common Stock offerings (Note 4), differences in the valuation of financial assets and liabilities, and for other temporary differences arising from the deductibility of compensation and depreciation expenses in different time periods for book and income tax return purposes.

As of and for the three months ended March 31, 2014 and 2013, the Company had no unrecognized tax liabilities as defined under ASC 740, Income Taxes and no valuation allowances on deferred tax assets were required. The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of March 31, 2014, the Company’s tax returns for 2010 through 2013 are subject to examination by the respective tax authorities. As of March 31, 2014, the Company is open to U.S. Federal income tax examinations for the tax years 2010 through 2012, and to non U.S. income tax examinations for the tax years 2006 through 2012. In addition, the Company is open to state and local income tax examinations in various jurisdictions for the tax years 2009 through 2012.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

At March 31, 2014, accumulated earnings held by non-U.S. subsidiaries totaled $1,078.6 million (at December 31, 2013 $1,072.9 million). Of this amount, approximately $398.5 million (at December 31, 2013 $422.3 million) is attributable to earnings of the Company’s foreign subsidiaries that are considered “pass-through” entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for U.S. tax purposes and when they are remitted. With respect to certain of these subsidiaries’ accumulated earnings (approximately $300.4 million and $318.7 million as of March 31, 2014 and December 31, 2013, respectively), repatriation would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution. The Company has not provided for its proportionate share of these additional foreign taxes as it does not intend to repatriate these earnings in the foreseeable future. For the same reason, the Company has not provided deferred U.S. tax on cumulative translation adjustments associated with these earnings.

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

11. Commitments, Contingencies and Guarantees

In October 2013, a small number of the Company’s brokerage customers had taken relatively large positions in four stocks listed on the Singapore Exchange. In early October, within a very short timeframe, these securities lost over 90% of their value. The customer accounts were margined and fell into deficits totaling $64 million prior to the time the Company took possession of their securities positions. Through March 31, 2014, the Company has recognized a cumulative loss of approximately $77 million. The maximum aggregate loss, which would occur if the securities’ prices all fell to zero and none of the debts were collected, would be approximately $84 million. The Company is currently pursuing the collection of the debts. The ultimate effect of this incident on the Company’s results will depend upon market conditions and the outcome of the Company’s debt collection efforts.

Litigation

The Company is subject to certain pending and threatened legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. IBG, Inc. has not been able to quantify the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Management believes that the resolution of these actions will not have a material effect, if any, on the Company’s business or financial condition, but may have a material impact on the results of operations for a given period.

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

IBG, Inc. accounts for potential losses related to litigation in accordance with ASC 450, Contingencies. As of March 31, 2014 and December 31, 2013, reserves provided for potential losses related to litigation matters were not material.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Guarantees

Certain of the Operating Companies provide guarantees to securities clearing houses and exchanges which meet the accounting definition of a guarantee under ASC 460, Guarantees. Under standard membership agreements, clearing house and exchange members are required to guarantee collectively the performance of other members. Under the agreements, if a member becomes unable to satisfy its obligations, other members would be required to meet shortfalls. In the opinion of management, the Operating Companies’ liability under these arrangements is not quantifiable and could exceed the cash and securities they have posted as collateral. However, the potential for these Operating Companies to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried in the condensed consolidated statements of financial condition for these arrangements.

In connection with its retail brokerage business, IB LLC or other electronic brokerage Operating Companies perform securities and commodities execution, clearance and settlement on behalf of their customers for whom they commit to settle trades submitted by such customers with the respective clearing houses. If a customer fails to fulfill its settlement obligations, the respective Operating Company must fulfill those settlement obligations. No contingent liability is carried on the condensed consolidated statements of financial condition for such customer obligations.

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

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three months ended March 31, 2014 and 2013, and to total assets as of March 31, 2014 and December 31, 2013 (millions):

	Three months ended
	March 31,
	2014	2013
Net revenues:
Electronic brokerage	$223.7	$195.3
Market making	133.1	23.6
Corporate and eliminations	(1.9)	(2.8)
Total net revenues	$354.9	$216.1

Income before income taxes:
Electronic brokerage	$134.3	$111.0
Market making	88.1	(29.0)
Corporate and eliminations	(4.3)	0.2
Total income before income taxes	$218.1	$82.2

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

	March 31,	December 31,
	2014	2013
Assets:
Electronic brokerage	$33,021.1	$31,333.5
Market making	12,330.4	12,139.5
Corporate and eliminations	(6,371.1)	(5,602.3)
Total assets	$38,980.4	$37,870.7

The Company operates its automated global business in U.S. and international markets on more than 100 exchanges and market centers. A significant portion of IBG, Inc.’s net revenues are generated by subsidiaries operating outside the United States. International operations are comprised of electronic brokerage and market making activities in 24 countries in Europe, Asia and the Americas (outside the United States). The following table presents total net revenues and income before income taxes by geographic area for the three months ended March 31, 2014 and 2013 (millions):

	Three months ended
	March 31,
	2014	2013
Net revenues:
United States	$282.8	$138.6
International	74.3	80.2
Corporate and eliminations	(2.2)	(2.7)
Total net revenues	$354.9	$216.1

Income before income taxes:
United States	$197.0	$51.9
International	25.7	29.9
Corporate and eliminations	(4.6)	0.4
Total income before income taxes	$218.1	$82.2

13. Regulatory Requirements

At March 31, 2014, aggregate excess regulatory capital for all of the Operating Companies was $3.26 billion.

TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the CFTC’s minimum financial requirements (Regulation 1.17), and THE is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement. Additionally, THSHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, THA is subject to the Australian Stock Exchange liquid capital requirement, THC and IBC are subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, IBUK is subject to the U.K. Financial Conduct Authority  Capital Requirements Directive, IBI is subject to the National Stock Exchange of India net capital requirements and IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements. The following table summarizes capital, capital requirements and excess regulatory capital (millions):

	Net Capital/
	Eligible Equity	Requirement	Excess
IB LLC	$2,085.7	$313.1	$1,772.6
TH LLC	560.6	56.2	504.4
THE	708.5	191.6	516.9
Other regulated Operating Companies	502.7	41.0	461.7
	$3,857.5	$601.9	$3,255.6

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

At March 31, 2014, all of the regulated Operating Companies were in compliance with their respective regulatory capital requirements.

14. Related Party Transactions

Receivable from affiliate represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (Note 4).

Included in receivables from and payables to customers in the accompanying  condensed consolidated statements of financial condition as of March 31, 2014 and December 31, 2013 were accounts receivable from directors, officers and their affiliates of $0.5 million and $0.4 million and payables of $383.0 million and $815.5 million, respectively.

15. Subsequent Events

As required by ASC 855, Subsequent Events, the Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date the condensed consolidated financial statements were issued.

No recordable or disclosable events, not otherwise reported in these financial statements or the notes thereto, occurred.

*****

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes in Item 1, included elsewhere in this report.  In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) on March 3, 2014 and elsewhere in this report.

Introduction

IBG, Inc. is a holding company whose primary asset is ownership of approximately 13.6% of the membership interests of the Group.

We are an automated global electronic broker and market maker specializing in executing and clearing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 100 electronic exchanges and trading venues around the world and offering custody, prime brokerage, stock and margin borrowing services to our customers.  Since our inception in 1977, we have focused on developing proprietary software to automate broker-dealer functions.  The advent of electronic exchanges in the last 24 years has provided us with the opportunity to integrate our software with an increasing number of exchanges and trading venues into one automatically functioning, computerized platform that requires minimal human intervention.

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

Our customer base is diverse, with respect to geography and segments.  Currently, more than half of our customers are located outside the U.S., residing in over 190 countries.  More than 50% of our customers’ equity is from institutional accounts, including hedge funds, financial advisors, proprietary trading desks and introducing brokers.  We have developed specialized products and services that have been successful in attracting these accounts.  For example, we offer prime brokerage services including capital introduction and securities lending to hedge funds; and our model portfolio technology, automated share allocation and rebalancing tools are particularly attractive to financial advisors.  We provide a host of analytical tools, such as the Probability Lab which allows our customers to analyze option strategies under various market assumptions.  The IB Money Manager Marketplace allows wealth advisors to search for money managers and assign them to client accounts based on their investment strategy.  In addition, IBEmployeeTrackSM is widely used by compliance officers of financial institutions to streamline the process of tracking their employees’ brokerage activities.

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

•
Market Making.  We conduct our market making business through our Timber Hill subsidiaries.  As one of the largest market makers on many of the world’s leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over 894,000 tradable, exchange-listed products.  As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold.  Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time.  Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, minimizing the risk of our portfolio at all times.  This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios.

  When we use the terms “we,” “us,” and “our,” we mean IBG, Inc. and its subsidiaries for the periods presented.

Executive Overview

First Quarter Results:  Diluted earnings per share on a comprehensive basis were $0.35 for the quarter ended March 31, 2014 as compared to comprehensive diluted earnings per share of $0.06 for the same period in 2013.

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

On a non-comprehensive basis, which excludes the effect of changes in the U.S. dollar value of the Company’s non-U.S. subsidiaries, diluted earnings per share were $0.34 for the three months ended March 31, 2014, as compared to $0.14 for the three months ended March 31, 2013.

Consolidated:  For the three months ended March 31, 2014, our net revenues were $354.9 million and income before income taxes was $218.1 million, as compared to net revenues of $216.1 million and income before income taxes of $82.2 million for the corresponding period in 2013.  This increase was driven by higher trading gains, commissions and execution fees and net interest income.  Commissions and execution fees increased from the year-ago quarter, reflecting growth in customer accounts and higher average trading activity per customer.  The increase in trading gains was a result of an improved market making environment marked by higher volatility and higher actual to implied volatility.  As a result of the weakening of the U.S. dollar and our currency diversification strategy, currency translation increased trading gains by $20.9 million this quarter compared to a loss of $60.8 million in the year-ago quarter.  Our pretax margin for the three months ended March 31, 2014 was 61%, as compared to 38% for the corresponding period in 2013.

Brokerage:  During the three months ended March 31, 2014, income before income taxes in our electronic brokerage segment increased 21%, to $134.3 million from $111.0 million in the three months ended March 31, 2013, driven by increased commissions and execution fees and higher net interest income.  Commissions increased by 14% from the year-ago quarter on higher customer volume in options, futures and stocks, continued account growth and higher average trading activity per customer.  Total customer Daily Average Revenue Trades (“DARTs”) increased by 25% from the same period last year.  The increase in net interest income was attributable to higher net interest earned on larger customer cash and margin balances compared to the year-ago period as well as an increase in net fees earned from securities borrowed and loaned transactions.  Customer equity grew by 38%, to $49.0 billion, from the year-ago quarter2.  Pretax margin increased from 57% to 60% for the three months ended March 31, 2013 and 2014, respectively, as we continue to leverage our highly automated brokerage model.

Market Making:  During the three months ended March 31, 2014, income before income taxes in our market making segment increased to $88.1 million from a loss of $29.0 million in the three months ended March 31, 2013.  This reflects a $108.5 million increase in trading gains from the year-ago quarter.  Removing the effects of currency translation, the Market Making segment produced $67.2 million pretax income in this quarter, compared to $31.8 million for the same period last year.  Trading gains were driven by increased volatility as measured by the CBOE Volatility Index, or VIX® and a higher actual to implied volatility ratio.

1 For a full description of our currency strategy, please see pages 50 – 51, Foreign Currency Exposure.

2 Approximately 8% of the $13.4 billion increase in customer equity was due to the reclassification of certain related accounts from “non-customer” to “customer”, which are regulatory distinctions.

Execution and clearing expenses were 25% lower during the three months ended March 31, 2014 than in the year-ago quarter due to lower options trading volume, which was down 17% from the year-ago quarter.  Pretax margin increased to 66% in the first quarter of 2014 from negative 123% in the corresponding period of 2013.

The following tables present historical trading volumes for our business.  Volumes are among several drivers in our business.

TRADE VOLUMES:
(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2010	75,169		133,658		18,732		227,559		905
2011	63,602	-15%	160,567	20%	19,187	2%	243,356	7%	968
2012	60,421	-5%	150,000	-7%	16,118	-16%	226,540	-7%	904
2013	65,320	8%	173,849	16%	18,489	15%	257,658	14%	1,029

1Q2013	16,567		39,576		4,350		60,493		1,008
1Q2014	15,643	-6%	50,727	28%	4,862	12%	71,232	18%	1,168

CONTRACT AND SHARE VOLUMES:
(in 000’s, except %)

TOTAL

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2010	678,856		96,193		84,469,874
2011	789,370	16%	106,640	11%	77,730,974	-8%
2012	698,140	-12%	98,801	-7%	65,872,960	-15%
2013	659,673	-6%	121,776	23%	95,479,739	45%

1Q2013	167,090		28,563		21,654,862
1Q2014	161,578	-3%	30,661	7%	44,707,956	106%

MARKET MAKING

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2010	435,184		15,371		19,165,000
2011	503,053	16%	15,519	1%	11,788,769	-38%
2012	457,384	-9%	12,660	-18%	9,339,465	-21%
2013	404,490	-12%	18,184	44%	12,849,729	38%

1Q2013	106,840		4,352		2,991,476
1Q2014	89,079	-17%	4,575	5%	2,958,853	-1%

Note:

1.	Futures contract volume includes options on futures

CONTRACT AND SHARE VOLUMES, continued:
(in 000’s, except %)

BROKERAGE TOTAL

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2010	243,672		80,822		65,304,874
2011	286,317	18%	91,121	13%	65,942,205	1%
2012	240,756	-16%	86,141	-5%	56,533,495	-14%
2013	255,183	6%	103,592	20%	82,630,010	46%

1Q2013	60,250		24,211		18,663,386
1Q2014	72,499	20%	26,086	8%	41,749,103	124%

BROKERAGE CLEARED

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2010	103,054		79,144		62,077,741
2011	145,993	42%	89,610	13%	63,098,072	2%
2012	144,539	-1%	84,794	-5%	54,371,351	-14%
2013	180,660	25%	101,732	20%	78,829,785	45%

1Q2013	41,850		23,757		17,868,548
1Q2014	54,367	30%	25,694	8%	40,576,558	127%

Note:

1.	Futures contract volume includes options on futures

BROKERAGE STATISTICS:
(in 000’s, except % and where noted)

	1Q2014	1Q2013	% Change
Total Accounts	252	217	16%
Customer Equity (in billions) *	$49.0	$35.6	38%

Cleared DARTs	527	422	25%
Total Customer DARTs	582	465	25%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$4.14	$4.61	-10%
DART per Avg. Account (Annualized)	539	496	9%
Net Revenue per Avg. Account (Annualized)	$3,661	$3,741	-2%

* Excludes non-customers.  Approximately 8% of the $13.4 billion increase in customer equity was due to the reclassification of certain related accounts from “non-customer” to “customer”, which are regulatory distinctions.

Business Environment

This year has a strong start with positive trends in the operating environment benefiting both our brokerage and market making businesses.  Higher global, exchange-traded volumes contributed to record customer trading activity this quarter, solidifying our position as the largest U.S. electronic broker as measured by number of customer revenue trades.  Our high level of automation allowed us to realize economies of scale that resulted in our highest to date quarterly brokerage pre-tax profit margin of 60%.

Customer referrals and focused marketing efforts contributed to record levels of new account additions in the first quarter.  We ended the quarter with 252,000 accounts, up 16% from the prior year.  International customers are an increasing part of our business: currently over 55% of our customers reside outside the U.S.  Our substantial level of excess regulatory capital gives us necessary credibility for attracting institutional customers.  In addition, our low cost platform appeals to institutional customers, financial advisors, hedge funds, introducing brokers and proprietary trading groups.

Customer equity increased 38%, driven by new accounts and, in part, from higher market values.  The S&P 500 Index climbed 19% over its year-ago level.  The average equity per account was $195,000 at the end of this quarter.

Customers continued to take advantage of our low margin lending rates, which are tied to the Fed Funds rate and ranged from 0.5% to 1.58% during the first quarter.  Our margin balances reached a record high of $14.4 billion, an increase of 30% over the prior year, which contributed to an increase in net interest income of 23% over the same time period.

The environment was positive for our market making business this quarter.  Volatility levels were driven higher early in the quarter due to a range of fundamental investor concerns, including emerging market currencies, continued signs of economic slowdown, particularly in the U.S. and China, and the Federal Reserve’s tapering of its quantitative easing policy.

The following is a summary of the key profit drivers that affect our business and how they compared to the prior year:

Global trading volumes.  According to data received from exchanges worldwide, volumes in exchange-listed equity-based options increased by approximately 1% globally and 9.7% in the U.S. for the quarter ended March 31, 2014, as compared to the same period last year.  During the first quarter of 2014 (2013) we accounted for approximately 9.0% (9.4%) of the exchange-listed equity-based options (including options on ETFs and stock index products) volume traded worldwide and approximately 11.6% (12.0%) of exchange-listed equity-based options volume traded in the U.S.  It is important to note that this metric is not directly correlated with our profits.

Volatility.  Our market making profits are generally correlated with market volatility since we typically maintain an overall long volatility position, which protects us against a severe market dislocation in either direction. Based on the Chicago Board Options Exchange Volatility Index (“VIX®”), the average volatility level rose to 14.8 during the first quarter, 10% higher than it was during the first quarter of 2013.

The ratio of actual to implied volatility is also meaningful to our results. Because the cost of hedging our positions is based on implied volatility, while our trading profits are, in part, based on actual market volatility, a higher ratio is generally favorable and a lower ratio generally has a negative effect on our trading gains. This ratio averaged approximately 81% during the first quarter of 2014, about 6% higher than it was in the first quarter of 2013.

Currency fluctuations.  As a global market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure using hedging strategies that are based on a defined basket of 16 currencies we call the “GLOBAL”.  These strategies minimize the variance of our net worth as expressed in GLOBALs, thereby diversifying our risk in alignment with these global currencies and our view of their importance. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL to the U.S. dollar affects our earnings. The value of the GLOBAL, as measured in U.S. dollars, at March 31, 2014 rose 0.4% compared to its value at December 31, 2013. This increase had a positive impact on our comprehensive earnings in the first quarter.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

See the tables on pages 34-35 of this Quarterly Report on Form 10-Q for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

Certain Trends and Uncertainties

We believe that our continuing operations may be favorably or unfavorably impacted by the following trends that may affect our financial condition and results of operations.

•
Over the past several years, the effects of market structure changes, competition (in particular, from high frequency traders, or HFTs) and market conditions have, during certain periods, exerted downward pressure on bid/offer spreads realized by market makers.

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

See “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2014 and elsewhere in this report for a discussion of other risks that may affect our financial condition and results of operations.

Results of Operations

The tables in the period comparisons below provide summaries of our revenues and expenses.  The period-to-period comparisons below of financial results are not necessarily indicative of future results.  The following table sets forth our condensed consolidated results of operations for the indicated periods:
	Three Months
	Ended March 31,
	2014	2013
	(in millions except share and per share data)

Revenues:
Trading gains	$127.5	$19.0
Commissions and execution fees	136.6	119.6
Interest income	86.0	70.5
Other income	19.1	19.9

Total revenues	369.2	229.0

Interest expense	14.3	12.9

Total net revenues	354.9	216.1

Non-interest expenses:
Execution and clearing	54.2	59.5
Employee compensation and benefits	53.5	46.3
Occupancy, depreciation and amortization	9.8	10.1
Communications	6.0	5.5
General and administrative	13.3	12.5

Total non-interest expenses	136.8	133.9

Income before income taxes	218.1	82.2

Income tax expense	16.9	6.9

Net income	201.2	75.3

Less net income attributable to noncontrolling interests	182.1	68.7

Net income available for common shareholders	$19.1	$6.6

Earnings per share:
Basic	$0.35	$0.14
Diluted	$0.34	$0.14

Weighted average common shares outstanding:
Basic	54,664,225	47,499,898
Diluted	56,041,282	47,688,314

Comprehensive income:
Net income available for common stockholders	$19.1	$6.6
Other comprehensive income:
Cumulative translation adjustment, before income taxes	0.5	(3.8)
Income taxes related to items of other comprehensive income	0.1	0.0
Other comprehensive income (loss), net of tax	0.4	(3.8)
Comprehensive income available for common stockholders	$19.5	$2.8

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	182.1	$68.7
Other comprehensive income (loss) - cumulative translation adjustment	3.1	(27.6)
Comprehensive income attributable to noncontrolling interests	$185.2	$41.1

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Net Revenues

Total net revenues for the quarter ended March 31, 2014 increased $138.8 million or 64%, to $354.9 million from $216.1 million during the quarter ended March 31, 2013. The increase in net revenues was primarily due to higher trading gains and increases in commissions and execution fees and net interest income. Trading volume is an important driver of revenues and costs for both our electronic brokerage and market making segments. During the quarter ended March 31, 2014 our volumes in options decreased 3% from prior year levels while futures contracts and stock shares volumes increased 7% and 106%, respectively.

Trading Gains.  Trading gains for the quarter ended March 31, 2014 increased $108.5 million, or 571%, to $127.5 million from $19.0 million for the quarter ended March 31, 2013.  Removing the effects of currency translation, the Market Making segment produced $106.6 million in trading gains in the quarter ended March 31, 2014, compared to $79.8 million in trading gains for the same period last year.  As market makers, we provide liquidity by buying from sellers and selling to buyers. During the quarter ended March 31, 2014, our market making operations executed 15.6 million trades, a decrease of 6% as compared to the number of trades executed in the quarter ended March 31, 2013.  Market Making futures contract volume increased 5% while option contracts and stock shares volumes decreased 17% and 1%, respectively, as compared to the year-ago quarter.  The increase in trading gains was aided by an $81.7 million increase in currency translation gains.  Trading gains reflected a currency translation gain of $20.9 million during the quarter ended March 31, 2014, compared to a $60.8 million loss in first quarter of 2013. As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in a basket of currencies we call the GLOBAL.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Trading gains were positively impacted by a market making environment with increased volatility and a higher ratio of actual-to-implied volatility. The VIX®, which measures perceived U.S. equity market volatility, increased by10% in the quarter ended March 31, 2014 as compared to the year-ago quarter. As a result, our trading gains, after removing the effects of currency translation, were approximately 34% higher than first quarter of 2013.

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

Commissions and Execution Fees.  Commissions and execution fees for the quarter ended March 31, 2014 increased $17.0 million, or 14%, to $136.6 million, as compared to the quarter ended March 31, 2013, driven by continued customer account growth and increased customer activity. Cleared customer options, futures and stock volumes increased 30%, 8% and 127%, respectively. Total DARTs for cleared and execution-only customers for the quarter ended March 31, 2014 increased 25% to approximately 582,000, as compared to approximately 465,000 during the quarter ended March 31, 2013. Average commission per DART for cleared customers, for the quarter ended March 31, 2014, decreased by 10% to $4.14, as compared to $4.61 for the quarter ended March 31, 2013. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 25% to approximately 527,000, for the quarter ended March 31, 2014, as compared to approximately 422,000 for the quarter ended March 31, 2013.

Interest Income and Interest Expense.  Net interest income (interest income less interest expense) for the quarter ended March 31, 2014 increased $14.1 million, or 24%, to $71.7 million, as compared to the quarter ended March 31, 2013. The increase in net interest income was driven by higher customer cash and margin balances and higher net fees earned from securities borrowed and loaned transactions.

Net interest income on customer balances increased $6.3 million compared to the year-ago quarter. Average customer cash balances increased by 24%, to $26.62 billion, while average customer fully secured margin borrowings increased 36% to $14.79 billion, for the quarter ended March 31, 2014, as compared to $21.43 billion and $10.92 billion, respectively, for the quarter ended March 31, 2013. The average Fed Funds effective rate decreased by approximately seven basis points to 0.07% for the quarter ended March 31, 2014.

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

Average securities borrowed decreased by 12%, to $2.95 billion and average securities loaned increased by 36%, to $2.80 billion, for the quarter ended March 31, 2014 from the same period last year. Net interest earned from securities borrowed and loaned is also affected by the level of demand for securities positions held by our market making companies and by our customers. During the quarter ended March 31, 2014, net fees earned by our brokerage and market making segments from securities borrowed and loaned transactions increased by 38%, or $7.5 million, as compared to the quarter ended March 31, 2013.  The bulk of the increase in securities borrowed and loaned transactions came from the brokerage segment.

Other Income.  Other income, for the quarter ended March 31, 2014, decreased $0.8 million, or 4%, to $19.1 million, as compared to the quarter ended March 31, 2013.

Non-Interest Expenses

Non-interest expenses, for the quarter ended March 31, 2014, increased by $2.9 million, or 2%, to $136.8 million from $133.9 million, during the quarter ended March 31, 2013. The increase was primarily due to higher employee compensation and benefits expenses, partially offset by lower execution and clearing fees and lower general and administrative expenses in the market making segment. As a percentage of total net revenues, non-interest expenses decreased to 39% for the quarter ended March 31, 2014 from 62% in the year-ago quarter.

Execution and Clearing.  Execution and clearing expenses for the quarter ended March 31, 2014, decreased $5.3 million, or 9%, to $54.2 million, as compared to the quarter ended March 31, 2013. The decrease reflects lower options volume in the market making segment, partially offset by higher volume across product types in the electronic brokerage segment.

Employee Compensation and Benefits.  Employee compensation and benefits expenses, for the quarter ended March 31, 2014, increased by $7.2 million, or 16%, to $53.5 million, as compared to the quarter ended March 31, 2013, largely a result of higher expenses for software development. The number of employees increased 1% to 901 for the quarter ended March 31, 2014, as compared to 890 for the first quarter in 2013. Within the operating segments, we continued to add staff in electronic brokerage and reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 15% and 21% for the quarters ended March 31, 2014 and 2013, respectively.

General and Administrative.  General and administrative expenses, for the quarter ended March 31, 2014, increased $0.8 million, or 6%, to $13.3 million, as compared to the quarter ended March 31, 2013. The increase in general and administrative expenses was primarily due to increases in advertising and professional services expenses.

Business Segments

The following table sets forth the net revenues and non-interest expenses and income before income taxes of our business segments:

		Three Months
		Ended March 31,
		2014	2013
		(in millions)

Electronic Brokerage	Net revenues	$223.7	$195.3
	Non-interest expenses	89.4	84.3

	Income before income taxes	$134.3	$111.0

	Pre-tax profit margin	60%	57%

Market Making	Net revenues	$133.1	$23.6
	Non-interest expenses	45.0	52.6

	Income before income taxes	$88.1	($29.0)

	Pre-tax profit margin	66%	-123%

Corporate*	Net revenues	($1.9)	($2.8)
	Non-interest expenses	2.4	(3.0)

	Income before income taxes	($4.3)	$0.2

Total	Net revenues	$354.9	$216.1
	Non-interest expenses	136.8	133.9

	Income before income taxes	$218.1	$82.2

	Pre-tax profit margin	61%	38%

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

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months
	Ended March 31,
	2014	2013
	(in millions)
Revenues:
Commissions and execution fees	$136.6	$119.6
Interest income	72.3	59.4
Other income	21.3	22.2

Total revenues	230.2	201.2

Interest expense	6.5	5.9

Total net revenues	223.7	195.3

Non-interest expenses:
Execution and clearing	37.2	36.3
Employee compensation and benefits	19.8	19.1
Occupancy, depreciation and amortization	2.8	3.3
Communications	2.8	2.2
General and administrative	26.8	23.4

Total non-interest expenses	89.4	84.3

Income before income taxes	$134.3	$111.0

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

    Electronic brokerage total net revenues for the quarter ended March 31, 2014 increased $28.4 million, or 15%, to $223.7 million, from $195.3 million during the quarter ended March 31, 2013, primarily due to higher commissions and execution fees and higher net interest income. Commissions and execution fees increased $17.0 million, or 14%, attributable to higher cleared customer volume, which rose in options and futures contracts and stock shares by 30%, 8% and 127%, respectively, for the quarter ended March 31, 2014 from the corresponding period in 2013. Total DARTs from cleared and execution-only customers for the quarter ended March 31, 2014 increased 25% to approximately 582,000, as compared to approximately 465,000 during the quarter ended March 31, 2013. DARTs from cleared customers for the quarter ended March 31, 2014 increased 25% to approximately 527,000, as compared to approximately 422,000 during the quarter ended March 31, 2013.

Net interest income increased $12.3 million, or 23% in the quarter ended March 31, 2014 as compared to the first quarter in 2013.  The increase in net interest income was attributable to an increase of $7.1 million in net fees from securities borrowed and loaned transactions as well as a $5.19 billion increase in average customer credit balances and an increase of $3.88 billion in average margin borrowings. The average Fed Funds effective rate decreased by approximately seven basis points to 0.07% for the quarter ended March 31, 2014 from the prior year quarter.

Electronic brokerage non-interest expenses for the quarter ended March 31, 2014 increased $5.1 million, or 6%, as compared to the quarter ended March 31, 2013. Within non-interest expenses, execution and clearing expenses increased moderately by $0.9 million due to a large portion of our stock and option executions on exchanges and ECNs with make-or-take revenue models.  Employee compensation and benefits expenses increased by $0.7 million, or 4% during the quarter ended March 31, 2014 as compared to the first quarter in 2013. The increase in employee compensation and benefits expense reflects an average increase in the number of brokerage employees of 8%. General and administrative expenses increased $3.4 million, during the quarter ended March 31, 2014 as compared to the year-ago quarter, primarily due to increased advertising expenses and higher administrative and consulting fees. As a percentage of total net revenues, non-interest expenses decreased to 40% from 43% for the quarter ended March 31, 2014 as compared to the corresponding period in 2013.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months
	Ended March 31,
	2014	2013
	(in millions)
Revenues:
Trading gains	$127.5	$19.0
Interest income	13.7	11.6
Other income	0.1	0.3

Total revenues	141.3	30.9

Interest expense	8.2	7.3

Total net revenues	133.1	23.6

Non-interest expenses:
Execution and clearing	17.5	23.3
Employee compensation and benefits	11.2	9.3
Occupancy, depreciation and amortization	1.6	1.6
Communications	2.3	2.2
General and administrative	12.4	16.2

Total non-interest expenses	45.0	52.6

Income before income taxes	$88.1	($29.0)

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Market making total net revenues for the quarter ended March 31, 2014 increased $109.5 million, or 464%, to $133.1 million, from $23.6 million during the quarter ended March 31, 2013. Trading gains for the quarter ended March 31, 2014 increased $108.5 million, or 571% from the year-ago quarter. As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in proportion to a basket of currencies we call the GLOBAL. The increase in trading gains was amplified by a currency translation gain of $20.9 million in the quarter ended March 31, 2014 as compared to a $60.8 million loss in the first quarter last year. A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Trading gains were positively impacted by a 10% increase in volatility, as measured by the VIX®, which increased to 14.8, as well as, a 6% increase in the ratio of actual to implied volatility for the quarter ended March 31, 2014 as compared to the year-ago period. As a result, our trading gains, after removing the effects of currency translation, were 34% higher than those of the year-ago quarter.

Market making options contract and stock share volumes decreased 17% and 1%, respectively, while futures contracts volume increased 5%, in the quarter ended March 31, 2014 as compared the year-ago quarter.

Net interest income for the quarter ended March 31, 2014 increased by $1.2 million, or 28%, to $5.5 million, driven by higher interest earned on firm cash balances and an increase in net fees earned from securities borrowed and loaned transactions. As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets. In the quarter ended March 31, 2014, these factors, together with securities lending activity, produced more net interest income than in the first quarter of 2013.

Market making non-interest expenses for the quarter ended March 31, 2014 decreased $7.6 million, or 14%, as compared to the quarter ended March 31, 2013. The decrease primarily resulted from a $5.8 million decrease in execution and clearing fees and a $3.8 million decrease in general and administrative expenses during the quarter ended March 31, 2014 as compared to 2013. The decrease in execution and clearing fees was driven by lower options volume.  General and administrative expenses reflects a reduction in administrative and consulting fees, primarily software development, of $2.8 million from the year-ago quarter.  As a percentage of total net revenues, market making non-interest expenses were 34% and 223% for the quarters ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet.  The majority of our assets consist of exchange-listed marketable securities, which are marked-to-market daily, cash and securities segregated for customers, and collateralized receivables arising from customer-related and proprietary securities transactions.  Collateralized receivables consist primarily of securities borrowed, customer margin loans, receivables from clearing houses for settlement of securities transactions and securities purchased under agreements to resell.  At March 31, 2014, total assets were $38.98 billion of which approximately $38.53 billion, or 98.9%, were considered liquid and consisted predominantly of customers’ cash, collateralized receivables and marketable securities.

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

To provide additional liquidity and to further increase our regulatory capital reserves, we maintain a committed senior secured revolving credit facility from a syndicate of banks (see “Principal Indebtedness” below). As of March 31, 2014, we had no borrowings under these facilities.  Liability balances in connection with our payables to customers, securities loaned and short-term borrowings as of March 31, 2014 were higher than their respective average balances during the previous three months.

 Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our future liquidity needs for more than the next twelve months.

Cash and cash equivalents held by the Company’s non-U.S. operating companies at March 31, 2014 were $442.1 million ($421.2 million at December 31, 2013).  These funds are primarily intended to finance each individual Operating Company’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC.  The Company currently has no intention to repatriate further amounts from non-U.S. operating companies.  In the event dividends were to be paid to the Company in the future by a non-U.S. operating company, as occurred in connection with the special dividend in December 2010 and, in part, in December 2012, the Company would be required to accrue and pay income taxes on such dividends to the extent that U.S. income taxes had not been paid previously on the income of the paying company.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth.  Our consolidated equity increased to $5.24 billion at March 31, 2014 from $4.83 billion at March 31, 2013 as a result twelve months of comprehensive earnings partially offset by dividends paid during the last four quarters.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(in millions)

Cash provided by operating activities	$(259.1)	$(208.9)
Cash used in investing activities	87.5	7.1
Cash used in financing activities	(53.7)	(131.4)
Effect of exchange rate changes on cash and cash equivalents	3.5	(31.4)
Increase (decrease) in cash and cash equivalents	$(221.8)	$(364.6)

Our cash flows from operating activities are largely a reflection of the changes in customer cash and margin debit balances in our electronic brokerage business and the size and composition of trading positions held by our market making subsidiaries.  Our cash flows from investing activities are primarily related to capitalized internal software development, purchases and sales of memberships at exchanges where we trade and strategic investments in exchanges where such investments will enable us to offer better execution alternatives to our current and prospective customers, or create new opportunities for ourselves as market makers or where we can influence exchanges to provide competing products at better prices using sophisticated technology, and other non-market making securities.  Our cash flows from financing activities are comprised of short-term borrowings, long-term borrowings and capital transactions.  Short-term borrowings from banks are part of our daily cash management in support of operating activities.  Other borrowings provide us with flexible sources of excess liquidity and regulatory capital, including a committed three-year $100.0 million senior secured revolving credit facility from a syndicate of banks.  Capital transactions consist primarily of quarterly cash dividends paid to common stockholders, which commenced during the second quarter of 2011 and cash distributions paid to IBG Holdings LLC (“Holdings”).

Three months ended March 31, 2014:  Our cash and cash equivalents decreased by $221.8 million to $991.4 million for the three months ended March 31, 2014.  We used $259.1 million in net cash in operating activities.  Our investing and financing activities provided cash of $33.8 million primarily due to the sale of other investments, partially offset by dividends paid to Holdings and to common stockholders.

Three months ended March 31, 2013:  Our cash and cash equivalents decreased by $364.6 million to $1,016.0 million for the three months ended March 31, 2013.  We used $208.9 million in net cash in operating activities.  We used net cash of $124.3 million in our investing and financing activities primarily due to a decrease in short-term borrowings and dividends paid to Holdings and to common stockholders.

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

At March 31, 2014, aggregate excess regulatory capital for all of the Operating Companies was $3.26 billion.  The following table summarizes capital, capital requirements and excess regulatory capital (millions):

	Net Capital/
	Eligible Equity	Requirement	Excess
IB LLC	$2,085.7	$313.1	$1,772.6
TH LLC	560.6	56.2	504.4
THE	708.5	191.6	516.9
Other regulated Operating Companies	502.7	41.0	461.7
	$3,857.5	$601.9	$3,255.6

At March 31, 2014, all of the Operating Companies were in compliance with their respective regulatory capital requirements.

For additional information regarding our net capital requirements see note 3 to the condensed consolidated financial statements in Part I , Item 1 of this Quarterly Report on Form 10-Q.

Principal Indebtedness

IBG LLC is the borrower under a $100.0 million senior secured revolving credit facility, which had no balance outstanding as of March 31, 2014.

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

At March 31, 2014, IBG LLC was in compliance with all of the covenants of this credit facility.  At maturity, subject to meeting certain terms of the facility, the Company will have an option to convert the facility to a one-year term loan.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware.  These expenditure items are reported as property and equipment.  Capital expenditures for property and equipment were approximately $4.7 million and $3.7 million for the three months ended March 31, 2014 and 2013, respectively.  We anticipate that our 2014 gross capital expenditures will be higher than in 2013 as we continue the expansion of our network, data center and backup facilities.  In the future, we plan to meet capital expenditure needs as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. We anticipate that we will fund capital expenditures with cash from operations and cash on hand.  In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our financial resources.  If we pursue any strategic acquisitions, we may incur additional capital expenditures.

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

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own.  At March 31, 2014, there were no definitive agreements with respect to any material acquisition.

Certain Information Concerning Off-Balance-Sheet Arrangements

IBG, Inc. may be exposed to a risk of loss not reflected in the condensed consolidated financial statements for futures products, which represent obligations of the Company to settle at contracted prices, which may require repurchase or sale in the market at prevailing prices.  Accordingly, these transactions result in off-balance sheet risk as IBG, Inc.’s cost to liquidate such futures contracts may exceed the amounts reported in our condensed consolidated statements of financial condition.

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

Principles of Consolidation, including Noncontrolling Interests

The condensed consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries. As sole managing member of IBG LLC, IBG, Inc. exerts control over the Group’s operations. In accordance with ASC 810, Consolidation, the Company consolidates the Group’s financial statements and records the interests in the Group that IBG, Inc. does not own as noncontrolling interests.

We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and consolidate IBG LLC’s financial results into our financial statements. We hold approximately 13.6% ownership interest in IBG LLC. Holdings is owned by the original members of IBG LLC and holds approximately 86.4% ownership interest in IBG LLC. Our share of IBG LLC’s net income is approximately 13.6% and similarly, outstanding shares of our common stock represent approximately 13.6% of the outstanding membership interests of IBG LLC.

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

Stock-Based Compensation

IBG, Inc. follows ASC 718, Compensation—Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires all share-based payments to employees to be recognized in the condensed consolidated financial statements using a fair value-based method. Grants, which are denominated in U.S. dollars, are communicated to employees in the year of grant, thereby establishing the fair value of each grant. The fair value of awards granted to employees are generally expensed as follows—50% in the year of grant in recognition of plan forfeiture provisions (described below) and the remaining 50% over the related vesting period utilizing the “graded vesting” method permitted under ASC 718-10. In the case of “retirement eligible” employees (those employees older than 59), 100% of awards are expensed when granted.

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

We have been from time to time subject to certain pending and legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred. As of March 31, 2014, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period. As of March 31, 2014 and December 31, 2013, reserves provided for potential losses related to litigation matters were not material.

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

Recently Issued Accounting Pronouncements

Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates (“ASUs”) as the means to add to or delete from, or otherwise amend the ASC. In 2014, prior to the issuance of the Company’s condensed consolidated financial statements, ASUs 2014-01 through 2014-08 have been issued. Following is a summary of recently issued ASUs that have affected or may affect the Company’s condensed consolidated financial statements:

	Affects	Status

ASU 2013-05
Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity
Effective for fiscal periods beginning on or after December 15, 2013.

ASU 2014-06	Technical Corrections and Improvements Related to Glossary Terms	Effective on issuance in March 2014.

Adoption of those ASUs that became effective during 2014 prior to the issuance of the Company’s condensed consolidated financial statements, did not have a material effect on those financial statements.

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

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, the Company incurs trading-related market risk as a result of activities in the market making segment, where the substantial majority of the Company’s Value-at-Risk (“VaR”) for market risk exposures is generated. In addition, the Company incurs non-trading-related market risk primarily from investment activities and foreign currency exposure held in the equity of the Company’s non-market making foreign affiliates, i.e., its non-U.S. brokerage affiliates and information technology affiliates.

The Company uses various risk management tools in managing its market risk, which are embedded in its real-time market making systems. We employ certain hedging and risk management techniques to protect us from a severe market dislocation. Our risk management policies are developed and implemented by our Chairman and our steering committee, which is comprised of senior executives of our various companies. Our market-making strategy is to calculate quotes a few seconds ahead of the market and execute small trades at a tiny but favorable differential as a result. This is made possible by our proprietary pricing model, which evaluates and monitors the risks inherent in our portfolio, assimilates market data and reevaluates the outstanding quotes in our portfolio each second. Our model automatically rebalances our positions throughout each trading day to manage risk exposures both on our options and futures positions and the underlying securities, and will price the increased risk that a position would add to the overall portfolio into the bid and offer prices we post. Under risk management policies implemented and monitored primarily through our computer systems, reports to management, including risk profiles, profit and loss analysis and trading performance, are prepared on a real-time basis as well as daily and periodical bases. Although our market making is completely automated, the trading process and our risk are monitored by a team of individuals who, in real time, observe various risk parameters of our consolidated positions. Our assets and liabilities are marked-to-market daily for financial reporting purposes and re-valued continuously throughout the trading day for risk management and asset/liability management purposes.

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

Foreign Currency Exposure

As a result of our international market making activities and accumulated earnings in our foreign subsidiaries, our income and net worth is exposed to fluctuations in foreign exchange rates. Our European operations and some of our Asian operations are conducted by our Swiss subsidiary, THE. THE is regulated by the Swiss Financial Market Supervisory Authority as a securities dealer and its financial statements are presented in Swiss francs. Accordingly, THE is exposed to certain foreign exchange risks as described below:

•
THE buys and sells futures contracts and securities denominated in various currencies and carries bank balances and borrows and lends such currencies in its regular course of business. At the end of each accounting period THE’s assets and liabilities are translated into Swiss francs for presentation in its financial statements. The resulting gains or losses are reported as translation gain or loss in THE’s income statement. When we prepare our condensed consolidated financial statements, THE’s Swiss franc balances are translated into U.S. dollars for U.S. GAAP purposes. THE’s translation gains or losses appear as such on IBG, Inc.’s consolidated statement of comprehensive income, included in trading gains.

•
THE’s net worth is carried on THE’s books in Swiss francs in accordance with Swiss accounting standards. At the end of each accounting period, THE’s net worth is translated at the then prevailing exchange rate into U.S. dollars and the resulting gain or loss is reported as OCI in our consolidated statement of financial condition and consolidated statement of comprehensive income. To a smaller extent, our other non-U.S. subsidiaries also produce OCI.

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

Since 2005, we have expanded our market making systems to incorporate cash forex and forex options to hedge our currency exposure at little or no cost and to hedge our currency exposure throughout each day on a continuous basis. In connection with the development of our currency strategy, we determined to base our net worth in GLOBALs, a basket of currencies. Periodically, we re-evaluate the composition of the GLOBAL; in 2011 we expanded the composition of the GLOBAL from six to 16 currencies. The table below shows a comparison of the U.S. dollar equivalent of the GLOBAL as March 31, 2013 and 2014.

		As of 3/31/2013				As of 3/31/2014
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.41	1.0000	0.410	38.0%	1,833.7	1.0000	0.410	38.0%	1,994.1	0.0%
EUR	0.17	1.2819	0.218	20.2%	974.7	1.3770	0.234	21.7%	1,138.6	1.5%
JPY	10.00	0.0106	0.106	9.8%	474.7	0.0097	0.097	9.0%	471.2	-0.9%
GBP	0.03	1.5204	0.046	4.2%	204.0	1.6664	0.050	4.6%	243.2	0.4%
CAD	0.04	0.9828	0.039	3.6%	175.8	0.9051	0.036	3.4%	176.1	-0.3%
BRL	0.08	0.4940	0.040	3.7%	176.8	0.4402	0.035	3.3%	171.3	-0.4%
CHF	0.03	1.0535	0.032	2.9%	141.4	1.1304	0.034	3.1%	164.9	0.2%
INR	2.00	0.0184	0.037	3.4%	164.8	0.0167	0.033	3.1%	162.1	-0.3%
HKD	0.25	0.1288	0.032	3.0%	144.0	0.1289	0.032	3.0%	156.8	0.0%
AUD	0.03	1.0418	0.031	2.9%	139.8	0.9265	0.028	2.6%	135.2	-0.3%
KRW	28.00	0.0009	0.025	2.3%	112.7	0.0009	0.026	2.4%	127.9	0.1%
MXN	0.30	0.0812	0.024	2.3%	109.0	0.0766	0.023	2.1%	111.8	-0.1%
SEK	0.09	0.1533	0.014	1.3%	61.7	0.1546	0.014	1.3%	67.7	0.0%
NOK	0.06	0.1710	0.010	1.0%	45.9	0.1670	0.010	0.9%	48.7	0.0%
SGD	0.01	0.8062	0.008	0.7%	36.1	0.7952	0.008	0.7%	38.7	0.0%
DKK	0.04	0.1719	0.007	0.6%	30.8	0.1844	0.007	0.7%	35.9	0.0%
			$ 1.079	100.0%	$ 4,825.9		$ 1.078	100.0%	$ 5,244.2	0.0%

Because we conduct business in many countries and many currencies we consider ourselves a global enterprise rather than a U.S. dollar based company. Accordingly, we actively manage our currency exposure by maintaining our equity in GLOBALs.  The U.S. dollar value of the GLOBAL decreased from $1.079 to $1.078, or 0.07%, at March 31, 2014 as compared to March 31, 2013.  At March 31, 2014, approximately 62% of our equity was denominated in currencies other than U.S. dollars.

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

Interest Rate Risk

We had no variable-rate debt outstanding at March 31, 2014.  Under our senior secured revolving credit facility, we have the ability to choose borrowing tenors from overnight to twelve months, which permits us to minimize the risk of interest rate fluctuations.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies. We typically invest a portion of these funds in U.S. government treasury securities with maturities of up to two years.  Under these circumstances, if interest rates were to increase rapidly and substantially, in increments that were not reflected in the yields on these treasury securities, our net interest income from customer deposits would decrease.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Due to a currently low rate environment, a decrease of benchmark interest rates by 0.05%, would reduce our net interest income by approximately $13.1 million on an annualized basis.

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

We expect this kind of exposure to increase with growth in our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of March 31, 2014, we had $14.47 billion in margin credit extended to our customers. The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

Value-at-Risk

The Company estimates VaR using an historical approach, which uses the historical daily price returns of underlying assets as well as estimates of the end of day implied volatility for options. The Company’s one-day VaR is defined as the unrealized loss in portfolio value that, based on historically observed market risk factors, would have been exceeded with a frequency of one percent, based on a calculation with a confidence interval of 99%.

The Company’s VaR model generally takes into account exposures to equity and commodity price risk and foreign exchange rates.

The Company uses VaR as one of a range of risk management tools. Among their benefits, VaR models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range of varied market risks and portfolio assets. One key element of the VaR model is that it reflects risk reduction due to portfolio diversification or hedging activities. However, VaR has various strengths and limitations, which include, but are not limited to: use of historical changes in market risk factors, which may not be accurate predictors of future market conditions, and may not fully incorporate the risk of extreme market events that are outsized relative to observed historical market behavior or reflect the historical distribution of results beyond the confidence interval; and reporting of losses in a single day, which does not reflect the risk of positions that cannot be liquidated or hedged in one day. A small proportion of market risk generated by trading positions is not included in VaR. The modeling of the risk characteristics of some positions relies on approximations that, under certain circumstances, could produce significantly different results from those produced using more precise measures. VaR is most appropriate as a risk measure for trading positions in liquid financial markets and will understate the risk associated with severe events, such as periods of extreme illiquidity.

The VaR calculation simulates the performance of the portfolio based on several years of the daily price changes of the underlying assets and determines the VaR as the calculated loss that occurs at the 99th percentile.

Since the reported VaR statistics are estimates based on historical data, VaR should not be viewed as predictive of the Company’s future revenues or financial performance or of its ability to monitor and manage risk. There can be no assurance that the Company’s actual losses on a particular day will not exceed the indicated VaR or that such losses will not occur more than one time in 100 trading days. VaR does not predict the magnitude of losses which, should they occur, may be significantly greater than the VaR amount.

Stress Test

The Company estimates the market risk to its fixed income portfolio using a risk analysis model provided by a leading external vendor. This stress test is configured to calculate the change in value of each bond in the portfolio over one day in eight scenarios each of which represents a parallel shift of the U.S. Treasury yield curve. The scenarios are shifts of +/−100, +/−200 and +/−300 basis points.

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and our CFO, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Management, including our CEO and our CFO, assessed the effectiveness of IBG, Inc.’s internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment and those criteria, management concluded that IBG, Inc. maintained effective internal control over financial reporting as of March 31, 2014.

Changes to Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on March 3, 2014.  During our normal course of business, the Company’s regulated operating companies are in discussions with regulators about matters raised during regulatory examinations or otherwise subject to their inquiry.  These matters could result in censures, fines or other sanctions.  Management believes the outcome of any resulting actions will not be material to the Company’s financial condition, results of operations or cash flows.  However, the Company is unable to predict the outcome of these matters.

The Company believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on the condensed consolidated financial condition of the Company.  Legal reserves have been established in accordance with ASC 450, Contingencies.  The ultimate resolution may differ from the amounts reserved.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in under Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 3, 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Interactive Brokers Group, Inc. (filed as Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**

3.2	Amended Bylaws of Interactive Brokers Group, Inc. (filed as Exhibit 3.1 to the Form 8-K filed by the Company on March 5, 2014).**

10.1	Amended and Restated Operating Agreement of IBG LLC (filed as Exhibit 10.1 to the Quarterly Report on
Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**

10.2	Form of Limited Liability Company Operating Agreement of IBG Holdings LLC (filed as Exhibit 10.5 to
Amendment No. 1 to the Registration Statement on Form S-1 filed by the Company on February 12, 2007).**

10.3	Exchange Agreement by and among Interactive Brokers Group, Inc., IBG Holdings LLC, IBG LLC and the
Members of IBG LLC (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period
Ended September 30, 2009 filed by the Company on November 11, 2009).**

10.4	Tax Receivable Agreement by and between Interactive Brokers Group, Inc. and IBG Holdings LLC (filed as Exhibit 10.3 to the
Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**

10.5	Interactive Brokers Group, Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.8 to Amendment No. 2 to the
Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+

10.6	Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan. (filed as Exhibit 10.9 to Amendment No. 2 to the
Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+

10.7	Interactive Brokers Group, Inc. Amendment to the Exchange Agreement (filed as Exhibit 10.1 to the
Form 8-K filed by the Company on June 6, 2012).**+

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Extension Schema*

101.CAL	XBRL Extension Calculation Linkbase*

101.DEF	XBRL Extension Definition Linkbase*

101.LAB	XBRL Extension Label Linkbase*

101.PRE	XBRL Extension Presentation Linkbase*

**	Previously filed; incorporated herein by reference.

+	These exhibits relate to management contracts or compensatory plans or arrangements.

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the annual period ended Marh 31, 2014,
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

Date: May 12, 2014