Form 10-Q
period 2014-06-30
Interactive Brokers Group, Inc.
filed 2014-08-11
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑.

As of August 11, 2014, there were 57,098,889 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

INTERACTIVE BROKERS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

PART I.  FINANCIAL INFORMATION

Financial Statements Introductory Note

Interactive Brokers Group, Inc. (“IBG, Inc.”, “we”, “our” or the “Company”) is a holding company whose primary asset is its ownership of approximately 14.1% of the membership interests of IBG LLC (the “Group”). See Notes 1 and 4 to the condensed consolidated financial statements for further discussion of the Company’s capital and ownership structure.

We are an automated global electronic broker and market maker specializing in executing and clearing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 100 electronic exchanges and trading venues around the world and offering custody, prime brokerage, stock and margin borrowing services to our customers. In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut and from Chicago, Illinois and from Jersey City, New Jersey. Abroad, we conduct business through offices located in Canada, England, Switzerland, China (Hong Kong and Shanghai), India, Australia and Japan. At June 30, 2014, we had 922 employees worldwide.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	June 30,	December 31,
(in thousands, except share amounts)	2014	2013
Assets
Cash and cash equivalents	$999,630	$1,213,241
Cash and securities - segregated for regulatory purposes	15,520,061	13,991,711
Securities borrowed	3,499,241	2,751,501
Securities purchased under agreements to resell	274,321	386,316
Financial instruments owned, at fair value:
Financial instruments owned	2,398,625	3,285,313
Financial instruments owned and pledged as collateral	839,467	1,163,531
Total financial instruments owned	3,238,092	4,448,844
Receivables:
Customers, less allowance for doubtful accounts of $7,591 and $67,999 at June 30, 2014 and December 31, 2013	15,326,943	13,596,650
Brokers, dealers and clearing organizations	765,337	858,189
Receivable from affiliate	-	55
Interest	32,680	26,489
Total receivables	16,124,960	14,481,383
Other assets	499,194	597,704
Total assets	$40,155,499	$37,870,700
Liabilities and equity
Liabilities:
Financial instruments sold but not yet purchased, at fair value	$2,630,785	$3,153,673
Securities loaned	2,932,404	2,563,653
Short-term borrowings	15,193	24,635
Payables:
Customers	28,411,102	26,319,420
Brokers, dealers and clearing organizations	382,252	330,956
Payable to affiliate	271,467	287,242
Accounts payable, accrued expenses and other liabilities	232,398	96,026
Interest	4,307	2,969
Total payables	29,301,526	27,036,613
Total liabilities	34,879,908	32,778,574
Commitments, contingencies and guarantees
Equity
Stockholders’ equity
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 57,220,459 and 54,788,049 shares, Outstanding – 57,098,889 and 54,664,095 shares at June 30, 2014 and December 31, 2013	572	548
Class B – Authorized, Issued and Outstanding – 100 shares at June 30, 2014 and December 31, 2013	-	-
Additional paid-in capital	613,386	583,312
Retained earnings	121,942	98,868
Accumulated other comprehensive income, net of income taxes of $1,121 and $936 at June 30, 2014 and December 31, 2013	28,874	27,028
Treasury stock, at cost, 121,570 and 123,954 shares at June 30, 2014 and December 31, 2013	(2,420)	(2,492)
Total stockholders’ equity	762,354	707,264
Noncontrolling interests	4,513,237	4,384,862
Total equity	5,275,591	5,092,126
Total liabilities and stockholders’ equity	$40,155,499	$37,870,700

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except for shares or per share amounts)	2014	2013	2014	2013
Revenues:
Trading gains	$84,020	$59,106	$211,532	$78,100
Commissions and execution fees	124,351	138,092	260,992	257,630
Interest income	95,027	76,070	180,910	146,572
Other income	17,843	24,262	37,001	44,173
Total revenues	321,241	297,530	690,435	526,475

Interest expense	11,942	13,574	26,228	26,445

Total net revenues	309,299	283,956	664,207	500,030

Non-interest expenses:
Execution and clearing	51,634	64,727	105,844	124,267
Employee compensation and benefits	53,589	58,018	107,075	104,336
Occupancy, depreciation and amortization	9,693	9,249	19,512	19,318
Communications	6,185	5,703	12,187	11,156
General and administrative	13,989	12,333	27,236	24,804
Total non-interest expenses	135,090	150,030	271,854	283,881

Income before income taxes	174,209	133,926	392,353	216,149

Income tax expense	13,451	13,890	30,401	20,825
Net income	160,758	120,036	361,952	195,324
Less net income attributable to noncontrolling interests	145,597	109,658	327,702	178,389
Net income available for common stockholders	$15,161	$10,378	$34,250	$16,935

Earnings per share:
Basic	$0.27	$0.21	$0.62	$0.35
Diluted	$0.26	$0.21	$0.60	$0.35
Weighted average common shares outstanding:
Basic	56,079,813	48,929,348	55,375,929	48,218,572
Diluted	57,300,230	49,012,567	56,674,666	48,354,098

Comprehensive income:
Net income available for common stockholders	$15,161	$10,378	$34,250	$16,935
Other comprehensive income:
Cumulative translation adjustment, before income taxes	1,539	(4,007)	2,030	(7,742)
Income taxes related to items of other comprehensive income	61	(403)	184	(396)
Other comprehensive income (loss), net of tax	1,478	(3,604)	1,846	(7,346)
Comprehensive income available for common stockholders	$16,639	$6,774	$36,096	$9,589

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	$145,597	$109,658	$327,702	$178,389
Other comprehensive income (loss) - cumulative translation adjustment	9,552	(27,994)	12,672	(55,615)
Comprehensive income attributable to noncontrolling interests	$155,149	$81,664	$340,374	$122,774

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$361,952	$195,324
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	8,447	9,350
Depreciation and amortization	9,451	9,439
Employee stock plan compensation	21,601	24,181
Losses (gains) on other investments, net	3,509	(636)
Bad debt expense	1,013	1,343
Change in operating assets and liabilities:
Increase in cash and securities - segregated for regulatory purposes	(1,526,993)	(230,065)
Increase in securities borrowed	(747,740)	(433,869)
Decrease (increase) in securities purchased under agreements to resell	111,995	(158,665)
Decrease in financial instruments owned	1,210,691	132,064
Increase in receivables from customers	(1,731,306)	(1,460,788)
Decrease (increase) in other receivables	86,715	(105,839)
Increase in other assets	(10,902)	(23,000)
Decrease in financial instruments sold but not yet purchased	(522,888)	(245,110)
Increase in securities loaned	368,751	629,029
Increase in payable to customers	2,091,682	1,532,913
Increase (decrease) in other payables	60,248	(47,984)
Net cash used in operating activities	(203,774)	(172,313)
Cash flows from investing activities:
Purchases of other investments	(74,073)	(126,870)
Proceeds from sales of other investments	298,060	159,838
Distributions received from and redemptions of equity investments	1,074	11,054
Purchase of property and equipment	(9,544)	(7,946)
Net cash provided by investing activities	215,517	36,076
Cash flows from financing activities:
Dividends paid to stockholders	(11,176)	(9,745)
Distributions to noncontrolling interests	(203,502)	(70,406)
Decrease in short-term borrowings, net	(9,442)	(97,594)
Payments made under the Tax Receivable Agreement	(15,752)	-
Net cash used in financing activities	(239,872)	(177,745)
Effect of exchange rate changes on cash and cash equivalents	14,518	(62,961)
Net decrease in cash and cash equivalents	(213,611)	(376,943)
Cash and cash equivalents at beginning of period	1,213,241	1,380,599
Cash and cash equivalents at end of period	$999,630	$1,003,656
Supplemental disclosures of cash flow information:
Cash paid for interest	$24,890	$28,816
Cash paid for taxes	$20,826	$36,973
Non-cash financing activities:
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$27,132	$19,826
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(27,132)	$(19,826)

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Six Months Ended June 30, 2014 and June 30, 2013

(Unaudited)

	Common Stock

						Accumulated
			Additional			Other	Total	Non-
(in thousands, except for share amounts)	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2014	54,788,049	$548	$583,312	$(2,492)	$98,868	$27,028	$707,264	$4,384,862	$5,092,126
Common Stock distributed pursuant to stock plans	2,432,410	24	(24)	72			72	-	72
Compensation for stock grants vesting in the future			2,966				2,966	18,635	21,601
Dividends paid to stockholders					(11,176)		(11,176)	-	(11,176)
Distributions from IBG LLC to noncontrolling interests							-	(203,502)	(203,502)
Adjustments for changes in proportionate ownership in IBG LLC			27,132				27,132	(27,132)	-
Comprehensive income					34,250	1,846	36,096	340,374	376,470
Balance, June 30, 2014	57,220,459	$572	$613,386	$(2,420)	$121,942	$28,874	$762,354	$4,513,237	$5,275,591

	Common Stock

						Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2013	47,797,844	$478	$493,912	$(7,718)	$82,072	$29,754	$598,498	$4,214,649	$4,813,147
Common stock distributed pursuant to stock plans	2,292,992	22	(22)	5,184			5,184		5,184
Compensation for stock grants vesting in the future			2,964				2,964	21,621	24,585
Dividends paid to stockholders					(9,745)		(9,745)		(9,745)
Distributions from IBG LLC to noncontrolling interests							-	(70,406)	(70,406)
Adjustments for changes in proportionate ownership in IBG LLC			19,826				19,826	(19,826)	-
Comprehensive income					16,935	(7,346)	9,589	122,774	132,363
Balance, June 30, 2013	50,090,836	$500	$516,680	$(2,534)	$89,262	$22,408	$626,316	$4,268,812	$4,895,128

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

1. Organization and Nature of Business

Interactive Brokers Group, Inc. (“IBG, Inc.” or the “Company”) is a Delaware holding company whose primary asset is its ownership of approximately 14.1% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC” or the “Group”). The accompanying condensed consolidated financial statements of IBG, Inc. reflect the consolidation of IBG, Inc.’s investment in IBG LLC for all periods presented (Note 4). IBG LLC is an automated global electronic broker and market maker specializing in routing orders and processing trades in securities, futures and foreign exchange instruments.

IBG LLC is a Connecticut limited liability company that conducts its business through its operating subsidiaries (collectively called the “Operating Companies”):  Interactive Brokers LLC (“IB LLC”) and subsidiary (Interactive Brokers Corp.), Interactive Brokers Canada Inc. (“IBC”), Interactive Brokers (U.K.) Limited (“IBUK”), Interactive Brokers Securities Japan, Inc. (“IBSJ”), Interactive Brokers (India) Private Limited (“IBI”),  Timber Hill LLC (“TH LLC”), Timber Hill Europe AG and subsidiary (collectively “THE”), Timber Hill Securities Hong Kong Limited (“THSHK”), Timber Hill Australia Pty Limited (“THA”), Timber Hill Canada Company (“THC”), Interactive Brokers Financial Products S.A. (“IBFP”), Interactive Brokers Hungary KFT (“IBH”), IB Exchange Corp. (“IBEC”), Interactive Brokers Software Services Estonia OU (“IBEST”) and Interactive Brokers Software Services Russia (“IBRUS”).

IBG, Inc. operates in two business segments, electronic brokerage and market making. IBG, Inc. conducts its electronic brokerage business through certain Interactive Brokers subsidiaries, which provide electronic execution and clearing services to customers worldwide. The Company conducts its market making business principally through its Timber Hill subsidiaries on the world’s leading exchanges and market centers, primarily in exchange‑traded equities, equity options and equity‑index options and futures.

Certain of the Operating Companies are members of various securities and commodities exchanges in North America, Europe and the Asia/Pacific region and are subject to regulatory capital and other requirements (Note 13). IB LLC, IBUK, IBC, IBI and IBSJ carry securities accounts for customers or perform custodial functions relating to customer securities.

2. Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements are presented in U.S. dollars and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting with respect to Form 10-Q and accounting standards generally accepted in the United States of America (“U.S. GAAP”) promulgated in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”).  These condensed consolidated financial statements include the accounts of the Company and its subsidiaries and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of June 30, 2014 and December 31, 2013, the results of operations and comprehensive income for the six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in IBG, Inc.’s 2013 Annual Report on Form 10-K filed with the SEC on March 3, 2014. The condensed consolidated financial statement information as of December 31, 2013 has been derived from the 2013 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

The Company’s policy is to consolidate all other entities in which it owns more than 50% unless it does not have control. All inter‑company balances and transactions have been eliminated.

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

Fair Value

Substantially all of IBG, Inc.’s assets and liabilities, including financial instruments are carried at fair value based on published market prices and are marked to market, or are assets and liabilities which are short‑term in nature and are carried at amounts that approximate fair value.

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

Currency forward contracts are valued using broadly distributed bank and broker prices, and are classified as Level 2 financial instruments as such instruments are not exchange‑traded. Other securities that are not traded in active markets are also classified in Level 2. Level 3 financial instruments are comprised of securities that have been delisted or otherwise are no longer tradable and have been valued by the Company based on internal estimates.

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

Stock‑Based Compensation

IBG, Inc. follows ASC 718, Compensation—Stock Compensation, to account for its stock‑based compensation plans. ASC 718 requires all share‑based payments to employees to be recognized in the condensed consolidated financial statements using a fair value‑based method. Grants, which are denominated in U.S. dollars, are communicated to employees in the year of grant, thereby establishing the fair value of each grant. The fair value of awards granted to employees are generally expensed as follows—50% in the year of grant in recognition of plan forfeiture provisions (described below) and the remaining 50% over the related vesting period utilizing the “graded vesting” method permitted under ASC 718‑10. In the case of “retirement eligible” employees (those employees older than 59), 100% of awards are expensed when granted.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Awards granted under stock‑based compensation plans are subject to forfeiture in the event an employee ceases employment with the Company. The plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post‑employment provisions will forfeit 50% of unvested previously granted awards unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested awards previously granted.

Cash and Cash Equivalents

The Company considers all highly liquid investments, with maturities of three months or less, that are not segregated and deposited for regulatory purposes or to meet margin requirements at clearing houses to be cash equivalents.

Cash and Securities—Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets. In addition, substantially all of the Operating Companies are members of various clearing organizations at which cash or securities are deposited as required to conduct day‑to‑day clearance activities. Securities segregated for regulatory purposes consisted of U.S. Treasury Bills of $3.43 billion and $1.30 billion at June 30, 2014 and December 31, 2013, respectively, which are recorded as Level 1 financial assets and securities purchased under agreements to resell in the amount of $5.91 billion and $6.73 billion as of June 30, 2014 and December 31, 2013, respectively, which amounts approximate fair value.

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

Financial Instruments Owned and Sold But Not Yet Purchased

Financial instrument transactions are accounted for on a trade date basis. Financial instruments owned and financial instruments sold but not yet purchased are recorded at fair value based upon quoted market prices. All firm‑owned financial instruments pledged to counterparties where the counterparty has the right, by contract or custom, to sell or repledge the financial instruments are classified as financial instruments owned and pledged as collateral in the condensed consolidated statements of financial condition.

IBG, Inc. also enters into currency forward contracts. These transactions, which are also accounted for on a trade date basis, are agreements to exchange a fixed amount of one currency for a specified amount of a second currency at completion of the currency forward contract term. Unrealized mark‑to‑market gains and losses on currency forward contracts are reported as components of financial instruments owned or financial instruments sold but not yet purchased in the condensed consolidated statements of financial condition.

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

Investments

IBG, Inc. makes certain strategic investments related to financial services and accounts for these investments under the cost method of accounting or under the equity method of accounting as required under ASC 323, Investments—Equity Method and Joint Ventures. Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of IBG, Inc.’s initial investment and adjusted each period for IBG, Inc.’s share of the investee’s income or loss. IBG, Inc.’s share of the income or losses from equity investments is reported as a component of other income in the condensed consolidated statements of comprehensive income. The recorded amounts of IBG, Inc.’s equity method investments, $24.7 million at June 30, 2014 ($27.5 million at December 31, 2013), which are reported as a component of other assets in the condensed consolidated statements of financial condition, increase or decrease accordingly. Contributions paid to and distributions received from equity investees are recorded as additions or reductions, respectively, to the respective investment balance.

A judgmental aspect of accounting for investments is evaluating whether an other‑than‑temporary decline in the value of an investment has occurred. The evaluation of an other‑than‑temporary impairment is dependent on specific quantitative and qualitative factors and circumstances surrounding an investment, including recurring operating losses, credit defaults and subsequent rounds of financing.  IBG, Inc.’s equity investments do not have readily determinable market values. All investments are reviewed for changes in circumstances or occurrence of events that suggest IBG, Inc.’s investment may not be recoverable. If an unrealized loss on any investment is considered to be other‑than‑temporary, the loss is recognized in the period the determination is made.

IBG, Inc. also holds exchange memberships and investments in equity securities of certain exchanges as required to qualify as a clearing member, and strategic investments in corporate stock that do not qualify for equity method accounting. Such investments, $27.5 million at June 30, 2014 ($27.6 million at December 31, 2013), are recorded at cost or, if an other‑than‑temporary impairment in value has occurred, at a value that reflects management’s estimate of the impairment, and are also components of other assets in the condensed consolidated statements of financial condition. Dividends received from cost basis investments are recognized as a component of other income when such dividends are received.

The Company also makes other fair value investments (which are not considered core business activities) that are accounted for at fair value (Note 6), with gains and losses recorded as a component of other income.

Property and Equipment

Property and equipment, which is a component of other assets, consists of purchased technology hardware and software, internally developed software, leasehold improvements and office furniture and equipment. Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation and amortization are computed using the straight‑line method. Equipment is depreciated over the estimated useful lives of the assets, while leasehold improvements are amortized over the lesser of the estimated economic useful life of the asset or the term of the lease. Computer equipment is depreciated over three to five years and office furniture and equipment are depreciated over five to seven years. Qualifying costs for internally developed software are capitalized and amortized over the expected useful life of the developed software, not to exceed three years.

Comprehensive Income and Foreign Currency Translation

The Company’s operating results are reported in the condensed consolidated statement of comprehensive income pursuant to Accounting Standards Update 2011‑05, Comprehensive Income.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Comprehensive income consists of two components: net income and other comprehensive income (“OCI”). OCI is comprised of revenues, expenses, gains and losses that are reported in the comprehensive income section of the statement of comprehensive income, but are excluded from reported net income. IBG, Inc.’s OCI is comprised of foreign currency translation adjustments, net of related income taxes, where applicable. In general, the practice and intention of the Company is to reinvest the earnings of its non‑U.S. subsidiaries in those operations.

IBG, Inc.’s non‑U.S. domiciled subsidiaries have a functional currency that is other than the U.S. dollar. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at period‑end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the period. Adjustments that result from translating amounts from a subsidiary’s functional currency are reported as a component of accumulated OCI.

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

Deferred income tax assets and liabilities arise from temporary differences between the tax and financial statement recognition of the underlying assets and liabilities. In evaluating the ability to recover deferred tax assets within the jurisdictions from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax‑planning strategies, and results of recent operations. In projecting future taxable income, historical results are adjusted for changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax‑planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

consistent with the plans and estimates the Company is using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, three years of cumulative operating income (loss) are considered. Deferred income taxes have not been provided for U.S. tax liabilities or for additional foreign taxes on the unremitted earnings of foreign subsidiaries that have been indefinitely reinvested.

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

Recently Issued Accounting Pronouncements

Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates (“ASUs”) as the means to add to or delete from, or otherwise amend the ASC. In 2014, prior to the issuance of the Company’s condensed consolidated financial statements, ASUs 2014-01 through 2014-14 have been issued. Following is a summary of recently issued ASUs that have affected or may affect the Company’s condensed consolidated financial statements:

	Affects	Status

ASU 2013-05

Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity

Effective for fiscal periods beginning on or after December 15, 2013.

ASU 2014-06	Technical Corrections and Improvements Related to Glossary Terms	Effective on issuance in March 2014.

ASU 2014-09	Revenue from Contracts with Customers (Topic 606)	Effective for fiscal periods beginning on or after December 15, 2016.

ASU 2014-11	Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.	Effective for the first interim or annual period beginning after December 15, 2014.

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

3. Trading Activities and Related Risks

IBG, Inc.’s trading activities include providing securities market making and brokerage services. Trading activities expose IBG, Inc. to market and credit risks. These risks are managed in accordance with established risk management policies and procedures. To accomplish this, management has established a risk management process that includes:

•a regular review of the risk management process by executive management as part of its oversight role;

•defined risk management policies and procedures supported by a rigorous analytic framework; and

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

•articulated risk tolerance levels as defined by executive management that are regularly reviewed to ensure that IBG, Inc.’s risk‑taking is consistent with its business strategy, capital structure, and current and anticipated market conditions.

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

For cash management purposes, IBG, Inc. enters into short‑term securities purchased under agreements to resell and securities sold under agreements to repurchase transactions (“repos”) in addition to securities borrowing and lending arrangements, all of which may result in credit exposure in the event the counterparty to a transaction is unable to fulfill its contractual obligations. Repos are collateralized by securities with a market value in excess of the obligation under the contract. Similarly, securities lending

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

agreements are collateralized by deposits of cash or securities. IBG, Inc. attempts to minimize credit risk associated with these activities by monitoring collateral values on a daily basis and requiring additional collateral to be deposited with or returned to IBG, Inc. as permitted under contractual provisions.

Concentrations of Credit Risk

IBG, Inc.’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of June 30, 2014, the Company did not have any material concentrations of credit risk.

Off‑Balance Sheet Risks

IBG, Inc. may be exposed to a risk of loss not reflected in the condensed consolidated financial statements to settle futures and certain over‑the‑counter contracts at contracted prices, which may require repurchase or sale of the underlying products in the market at prevailing prices. Accordingly, these transactions result in off‑balance sheet risk as IBG, Inc.’s cost to liquidate such contracts may exceed the amounts reported in IBG, Inc.’s condensed consolidated statements of financial condition.

4. Equity and Earnings Per Share

In connection with its initial public offering of Class A common stock (“IPO”) in May 2007, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC from Holdings, became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings wholly owns all Class B common stock, which common stock has voting rights in proportion to its ownership interests in IBG LLC, approximately 85.9% as of June 30, 2014.  The condensed consolidated financial statements reflect the results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC. The noncontrolling interests in IBG LLC attributable to Holdings are reported as a component of total equity, as described below.

Recapitalization and Post‑IPO Capital Structure

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

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As described previously in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of Holdings’ and IBG, Inc.’s respective ownership of IBG LLC. At June 30, 2014 and December 31, 2013, 1,000,000,000 shares of Class A common stock were authorized, of which 57,220,459 and 54,788,049 shares have been issued; and 57,098,889 and 54,664,095 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of June 30, 2014 and December 31, 2013, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of June 30, 2014 and December 31, 2013, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with the 2011 and 2013 redemptions of Holdings member interests in exchange for common stock, which deferred tax assets are a component of other assets in the condensed consolidated statement of financial condition and are being amortized as additional deferred income tax expense over 15 years from

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

the IPO date and from the 2011 and 2013 redemption dates, respectively, as allowable under current tax law. As of June 30, 2014 and December 31, 2013, the unamortized balance of these deferred tax assets was $283.5 million and $294.7 million, respectively.

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

The remaining 15% is accounted for as a permanent increase to additional paid‑in capital in the condensed consolidated statement of financial condition.

The cumulative amounts of deferred tax assets, payables to Holdings and credits to additional paid‑in capital arising from stock offerings from the date of the IPO through June 30, 2014 were $420.4 million, $357.4 million and $63.1 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $86.2 million of which $15.7 million was paid in the six months ended June 30, 2014, pursuant to the terms of the Tax Receivable Agreement.

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

As a consequence of these redemption transactions, and distribution of shares to employees (Note 9), IBG, Inc.’s interest in IBG LLC has increased to approximately 14.1%, with Holdings owning the remaining 85.9% as of June 30, 2014. The redemptions also resulted in an increase in the Holdings interest held by Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 87.6% at June 30, 2014.

Earnings per Share

Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic earnings per share:
Net income available for common stockholders	$15,161	$10,378	$34,250	$16,935
Weighted average shares of common stock outstanding:
Class A	56,079,713	48,929,248	55,375,829	48,218,472
Class B	100	100	100	100
	56,079,813	48,929,348	55,375,929	48,218,572
Basic earnings per share	$0.27	$0.21	$0.62	$0.35

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares:

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Diluted earnings per share:
Net income available for common stockholders	$15,161	$10,378	$34,250	$16,935
Weighted average shares of common stock outstanding:
Class A:
Issued and outstanding	56,079,713	48,929,248	55,375,829	48,218,472
Potentially dilutive common shares issuable pursuant to employee incentive plans	1,220,417	83,219	1,298,737	135,526
Class B	100	100	100	100
	57,300,230	49,012,567	56,674,666	48,354,098
Diluted earnings per share	$0.26	$0.21	$0.60	$0.35

Member Distributions and Stockholder Dividends

For the six months ended June 30, 2014, IBG LLC made distributions totaling $235.8 million to its members, of which IBG, Inc.’s proportionate share was $32.3 million.  In March and June 2014, the Company paid cash dividends of $0.10 per share of Common Stock, totaling $5.5 million and $5.7 million, respectively.

On July15, 2014, the Company declared a cash dividend of $0.10 per common share, payable on September 12, 2014 to shareholders of record as of August 29, 2014.

5. Comprehensive Income

The following table presents comprehensive income and earnings per share on comprehensive income:

	Three months ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Comprehensive income available for common stockholders, net of tax	$16,639	$6,774	$36,096	$9,589
Earnings per share on comprehensive income:
Basic	$0.30	$0.14	$0.65	$0.20
Diluted	$0.29	$0.14	$0.64	$0.20
Weighted average common shares outstanding:
Basic	56,079,813	48,929,348	55,375,929	48,218,572
Diluted	57,300,230	49,012,567	56,674,666	48,354,098

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

6. Financial Assets and Financial Liabilities

Fair Value

The following tables set forth, by level within the fair value hierarchy (Note 2), financial assets and liabilities, primarily financial instruments owned and financial instruments sold, but not yet purchased at fair value as of June 30, 2014 and December 31, 2013. As required by ASC 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the respective fair value measurement.

	Financial Assets At Fair Value as of June 30, 2014

	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory purposes	$3,427,880	$-	$-	$3,427,880
Financial instruments owned:
Stocks	1,151,367	-	260	1,151,627
Options	1,072,980	-	-	1,072,980
Warrants and discount certificates	34,345	-	-	34,345
U.S. and foreign government securities	16,049	3,866	-	19,915
Corporate and municipal bonds	91,243	19,920	-	111,163
Currency forward contracts	-	8,595	-	8,595
Total financial instruments owned	2,365,984	32,381	260	2,398,625
Financial instruments owned and pledged as collateral:
Stocks	759,705	-	-	759,705
Warrants	273	-	-	273
U.S. and foreign government securities	78,012	-	-	78,012
Corporate and municipal bonds	1,477	-	-	1,477
Total financial instruments owned and pledged as collateral	839,467	-	-	839,467
Total financial insturments owned	3,205,451	32,381	260	3,238,092
Other fair value investments, included in other assets:
Stocks and options	33,159	-	106	33,265
Corporate and municipal bonds	-	1,696	-	1,696
Total other fair value investments, included in other assets	33,159	1,696	106	34,961
Total Financial Assets at Fair Value	$6,666,490	$34,077	$366	$6,700,933

	Financial Liabilities At Fair Value as of June 30, 2014

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased:
Stocks	$1,370,830	$-	$77	$1,370,907
Options	1,168,783	-	-	1,168,783
Warrants and discount certificates	603	-	-	603
U.S. and foreign government securities	1,840	1,049	-	2,889
Corporate bonds	77,047	10,556	-	87,603
Currency forward contracts	-	-	-	-
Total financial instruments sold, not yet purchased	2,619,103	11,605	77	2,630,785
Other fair value liabilities, included in accounts payable, accrued expenses and other liabilities
Stocks and options	132,036	-	-	132,036
Total other fair value liabilities, included in accounts payable, accrued expenses and other liabilities	132,036	-	-	132,036
Total Financial Liabilities at Fair Value	$2,751,139	$11,605	$77	$2,762,821

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

	Financial Assets At Fair Value as of December 31, 2013

	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory purposes	$1,300,016	$-	$-	$1,300,016
Financial instruments owned:
Stocks	1,243,914	-	57	1,243,971
Options	1,880,481	-	-	1,880,481
Warrants and discount certificates	57,144	-	-	57,144
U.S. and foreign government securities	4,641	2,102	-	6,743
Corporate and municipal bonds	72,750	18,476	-	91,226
Currency forward contracts	-	5,748	-	5,748
Total financial instruments owned	3,258,930	26,326	57	3,285,313
Financial instruments owned and pledged as collateral:
Stocks	1,097,734	-	-	1,097,734
Warrants	233	-	-	233
U.S. and foreign government securities	64,439	-	-	64,439
Corporate and municipal bonds	1,125	-	-	1,125
Total financial instruments owned and pledged as collateral	1,163,531	-	-	1,163,531
Total financial instruments owned	4,422,461	26,326	57	4,448,844
Other fair value investments, included in other assets:
Stocks	25,604	419	101	26,124
Corporate and municipal bonds	1,776	47,896	-	49,672
Mortgage backed securities	-	26,892	-	26,892
Other asset backed securities	-	22,734	-	22,734
Other	-	5,328	-	5,328
Total other fair value assets	27,380	103,269	101	130,750
Total Financial Assets at Fair Value	$5,749,857	$129,595	$158	$5,879,610

	Financial Liabilities At Fair Value as of December 31, 2013

	Level 1	Level 2	Level 3	Total
Financial instruments sold, not yet purchased:
Stocks	$1,266,429	$-	$3	$1,266,432
Options	1,793,248	-	-	1,793,248
Warrants and discount certificates	1,215	-	-	1,215
U.S. and foreign government securities	-	4,412	-	4,412
Corporate bonds	77,936	9,628	-	87,564
Currency forward contracts	-	802	-	802
Total financial instruments sold, not yet purchased	$3,138,828	$14,842	$3	$3,153,673

Transfers between Level 1 and Level 2

Transfers of financial instruments owned and sold, not yet purchased to or from Levels 1 and 2 arise where the market for a specific security has become active or inactive during the period. The fair values transferred are ascribed as if the financial assets or financial liabilities had been transferred as of the end of the period.

During the six months ended June 30, 2014, the Company reclassified approximately $0.7 million of financial instruments owned from Level 1 to Level 2 and reclassified approximately $1.5 million from Level 2 to Level 1. Financial instruments sold, but not yet purchased of approximately $1.4 million were reclassified from Level 1 to Level 2 and approximately $4.5 million were reclassified from Level 2 to Level 1. The Company reclassified approximately $1.7 million of other fair value investments, recorded in other assets, from Level 1 to Level 2.

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

Level 3 Financial Assets and Financial Liabilities

The Company’s Level 3 financial assets and financial liabilities are comprised of delisted securities reported within financial instruments owned and financial instruments sold, not yet purchased. The following tables report Level 3 activities for the three months ended June 30, 2014:

Financial assets—Level 3 activities:

Balance, January 1, 2014	$158
Total gains or losses (realized/unrealized) - Included in earnings	43
Purchases, issuances and settlements	(38)
Transfers in and/or out of Level 3	203
Balance, June 30, 2014	$366

Financial liabilities—Level 3 activities:

Balance, January 1, 2014	$3
Total gains or losses (realized/unrealized) - Included in earnings	-
Purchases, issuances and settlements	-
Transfers in and/or out of Level 3	74
Balance, June 30, 2014	$77

There were no Level 3 activities, including transfers, for the six months ended June 30, 2013.

Trading Gains from Market Making Transactions

Trading gains, net from market making transactions reported in the statements of comprehensive income, by major product type, are comprised of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Equities	$56,564	$92,992	$151,709	$161,516
Fixed Income	6,361	6,703	12,091	14,471
Foreign Exchange	21,095	(40,677)	47,732	(98,002)
Commodities	-	88	-	115
Total Trading Gains	$84,020	$59,106	$211,532	$78,100

These transactions are related to the Company’s financial instruments owned and financial instruments sold, not yet purchased (all at fair value) and include both derivative and non‑derivative financial instruments, including exchange traded options and futures. These gains and losses also include market making related dividend and fixed income trading interest income and expense.

The gains (losses) in the above table are not representative of the integrated trading strategies applied by the Company, which utilize financial instruments across various product types. Gains and losses in one product type frequently offset gains and losses in other product types.

Netting of Financial Assets and Financial Liabilities

The Company adopted the guidance in ASU 2011‑11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and ASU 2013‑ 01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities for periods beginning after January 1, 2013. This authoritative guidance requires companies to report disclosures of offsetting assets and liabilities.

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

The following table sets forth the netting of financial assets and of financial liabilities as of June 30, 2014 and December 31, 2013, pursuant to the requirements of ASU 2011‑11 and ASU 2013‑01 (millions).

	June 30, 2014

		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
		Offset in the	Assets Presented	Condensed Consolidated
		Condensed	in the Condensed	Statement
		Consolidated	Consolidated	of Financial Condition
	Gross Amounts of	Statement of	Statement of
	Recognized	Financial	Financial	Financial	Cash Collateral
	Assets	Condition	Condition	Instruments	Pledged	Net Amount
Offsetting of Financial Assets:
Securities segregated for regulatory purposes -purchased under agreements to resell	$5,913.9 [1]	$-	$5,913.9	$(5,913.9)	$-	$-
Securities borrowed	3,499.2	-	3,499.2	(3,419.0)	-	80.2
Securities purchased under agreements to resell	274.3	-	274.3	(274.3)	-	-
Financial Instruments owned:	-			-
Options	1,073.0	-	1,073.0	(1,032.5)	-	40.5
Warrants and discount certificates	34.6	-	34.6	(0.6)	-	34.0
Currency forward contracts	8.6	-	8.6	-	-	8.6
Total	$10,803.6	$-	$10,803.6	$(10,640.3)	$-	$163.3

			Net Amounts of	Gross Amounts Not Offset in the
		Gross Amounts	Liabilities	Condensed Consolidated
		Offset in the	Presented in the	Statement
		Condensed	Condensed	of Financial Condition
		Consolidated	Consolidated
	Gross Amounts of	Statement of	Statement of
	Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Condition	Condition	Instruments	Received	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$2,932.4	$-	$2,932.4	$(2,932.0)	$-	$0.4
Financial instruments sold, not yet purchased:
Options	1,168.8	-	1,168.8	(1,032.5)	-	136.3
Warrants and discount certificates	0.6	-	0.6	(0.6)	-	-
Currency forward contracts	-	-	-	-	-	-
Total	$4,101.8	$-	$4,101.8	$(3,965.1)	$-	$136.7

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

	December 31, 2013

		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
		Offset in the	Assets Presented	Condensed Consolidated
		Condensed	in the Condensed	Statement
		Consolidated	Consolidated	of Financial Condition
	Gross Amounts of	Statement of	Statement of
	Recognized	Financial	Financial	Financial	Cash Collateral
	Assets	Condition	Condition	Instruments	Pledged	Net Amount
Offsetting of Financial Assets:
Securities segregated for regulatory purposes - purchased under agreements to resell	$6,734.2 [1]	$-	$6,734.2	$(6,734.2)	$-	$-
Securities borrowed	2,751.5	-	2,751.5	(2,694.6)	-	56.9
Securities purchased under agreements to resell	386.3	-	386.3	(386.3)	-	-
Financial Instruments owned:
Options	1,880.5	-	1,880.5	(1,652.8)	-	227.7
Warrants and discount certificates	57.4	-	57.4	(1.2)	-	56.2
Currency forward contracts	5.7	-	5.7	-	-	5.7
Total	$11,815.6	$-	$11,815.6	$(11,469.1)	$-	$346.5

			Net Amounts of	Gross Amounts Not Offset in the
		Gross Amounts	Liabilities	Condensed Consolidated
		Offset in the	Presented in the	Statement
		Condensed	Condensed	of Financial Condition
		Consolidated	Consolidated
	Gross Amounts of	Statement of	Statement of
	Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Condition	Condition	Instruments	Received	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$2,563.7	$-	$2,563.7	$(2,544.6)	$-	$19.1
Financial instruments sold, not yet purchased:
Options	1,793.2	-	1,793.2	(1,652.8)	-	140.4
Warrants and discount certificates	1.2	-	1.2	(1.2)	-	-
Currency forward contracts	0.8	-	0.8	-	-	0.8
Total	$4,358.9	$-	$4,358.9	$(4,198.6)	$-	$160.3

(1)

As of June 30, 2014 and December 31, 2013, the Company had $5.91 billion and $6.73 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Cash and securities—segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

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

The Company also engages in securities financing transactions with and for customers through margin lending. Customer receivables generated from margin lending activity are collateralized by customer‑owned securities held by the Company. Customers’ required margin levels and established credit limits are monitored continuously by risk management staff using automated systems. Pursuant to Company policy and as enforced by such systems, customers are required to deposit additional collateral or reduce positions, when necessary to avoid automatic liquidation of their positions.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. At June 30, 2014 and December 31, 2013, approximately $15.33 billion and $13.60 billion, respectively, of customer margin loans were outstanding.

Amounts relating to collateralized transactions at June 30, 2014 and December 31, 2013 are summarized as follows (millions):

	June 30, 2014		December 31, 2013

	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged
Securities lending transactions	$10,023.5	$3,170.3	$9,331.9	$2,504.3
Agreements to resell [1]	6,187.0	6,183.8	7,116.1	7,099.6
Customer margin assets	14,122.6	5,564.4	11,753.3	4,602.9
	$30,333.1	$14,918.5	$28,201.3	$14,206.8

(1)

At June 30, 2014, $5.91 billion or 96% (at December 31, 2013, $6.73 billion, or 95%, of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. At June 30, 2014 and December 31, 2013, the majority of the Company’s government securities owned were pledged to clearing organizations.

Financial instruments owned and pledged, including amounts pledged to affiliates, where the counterparty has the right to repledge, at June 30, 2014 and December 31, 2013 consisted of the following (millions):

	June 30,	December 31,
	2014	2013
Stocks	$759.7	$1,097.8
Warrants	0.3	0.2
U.S. and foreign government obligations	78.0	64.4
Corporate and municipal bonds	1.5	1.1
	$839.5	$1,163.5

8. Senior Secured Revolving Credit Facility

On May 17, 2012, IBG LLC entered into a $100 million three‑year senior secured revolving credit facility with Bank of America, N.A. as administrative agent and Citibank, N.A., as syndication agent. This credit facility replaced a similar two‑year facility that expired on May 18, 2012.  On August 8, 2014 the Group elected to terminate this credit facility.

IBG LLC is the sole borrower under this credit facility. The facility’s interest rate is indexed to the overnight federal funds rate or to the British Bankers Association LIBOR rate for the relevant term, at the borrower’s option, and is secured by a first priority interest in all of the capital stock of each entity owned directly by IBG LLC (subject to customary limitations with respect to foreign subsidiaries). The facility may be used to finance working capital needs and general corporate purposes, including downstreaming funds to IBG LLC’s regulated broker‑dealer subsidiaries as regulatory capital. This allows IBG LLC to take advantage of market opportunities when they arise, while maintaining substantial excess regulatory capital. The financial condition covenants contained in this credit facility include the following:

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

•minimum consolidated shareholders’ equity, as defined, of $3.6 billion, with quarterly increases equal to 25% of positive consolidated net income;

•maximum total debt to capitalization ratio of 30%;

•minimum liquidity ratio of 1.0 to 1.0; and

•maximum total debt to net regulatory capital ratio of 35%.

At June 30, 2014 and December 31, 2013, no borrowings were outstanding under this credit facility and IBG LLC was in compliance with all of the covenants. At maturity, subject to meeting certain terms of the facility, the Company will have an option to convert the facility to a one‑year term loan.

9. Employee Incentive Plans

Return on Investment Dollar Units (“ROI Dollar Units”)

From 1998 through January 1, 2006, IBG LLC granted all non‑member employees ROI Dollar Units, which are redeemable under the amended provisions of the plan, and in accordance with regulations issued by the Internal Revenue Service (Section 409A of the Internal Revenue Code). Upon redemption, the grantee is entitled to accumulated earnings on the face value of the certificate, but not the actual face value. For grants made in 1998 and 1999, grantees may redeem the ROI Dollar Units after vesting on the fifth anniversary of the date of their grant and prior to the tenth anniversary of the date of their grant. For grants made between January 1, 2000 and January 1, 2005, grantees must elect to redeem the ROI Dollar Units upon the fifth, seventh or tenth anniversary date. These ROI Dollar Units have vested at the fifth anniversary of the date of their grant and will continue to accumulate earnings until the elected redemption date. For grants made on or after January 1, 2006, all ROI Dollar Units vested on the fifth anniversary date of their grant and were or will be automatically redeemed. Subsequent to the IPO, no additional ROI Dollar Units have been or will be granted, and non‑cash compensation to employees will consist primarily of grants of shares of Common Stock as described below under “2007 Stock Incentive Plan.”

As of June 30, 2014 and December 31, 2013, payables to employees for ROI Dollar Units were $3.1 million and $5.6 million, respectively, all of which were vested. These amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. Compensation expense for the ROI Dollar Unit plan, included in the condensed consolidated statements of comprehensive income was $0.3 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively.

2007 ROI Unit Stock Plan

In connection with the IPO, IBG, Inc. adopted the Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan (the “ROI Unit Stock Plan”). Under this plan, certain employees of the Group who held ROI Dollar Units, at the employee’s option, elected to invest their ROI Dollar Unit accumulated earnings as of December 31, 2006 in shares of Common Stock. An aggregate of 1,271,009 shares of Common Stock (consisting of 1,250,000 shares issued under the ROI Unit Stock Plan and 21,009 shares under the 2007 Stock Incentive Plan, as described below), with a fair value at the date of grant of $38.1 million were issued to IBG LLC and held as treasury stock, to be distributed to employees in accordance with the following schedule and subject to the conditions below:

•10% on the date of the IPO (or on the first anniversary of the IPO, in the case of U.S. ROI Unit holders who made the above-referenced elections after December 31, 2006); and

•an additional 15% on each of the first six anniversaries of the date of the IPO, assuming continued employment with IBG, Inc. and compliance with other applicable covenants.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

2007 Stock Incentive Plan

Under the Interactive Brokers Group, Inc. 2007 Stock Incentive Plan (the “Stock Incentive Plan” or “SIP”), up to 30 million shares (20 million shares at December 31, 2013) of common stock may be granted and issued to directors, officers, employees, contractors and consultants of IBG, Inc. and its subsidiaries.  The 10 million increase in shares allocated to the SIP was approved by the Company’s Compensation Committee and Board of Directors in February 2014.  The Board of Directors’ approval was ratified by a vote of the stockholders at the Company’s 2014 Annual Meeting on April 24, 2014.  The purpose of the Stock Incentive Plan is to promote IBG, Inc.’s long‑term financial success by attracting, retaining and rewarding eligible participants.

As a result of the Company’s organizational structure, a description of which can be found on page 4 of the Company’s 2013 Annual Report on Form 10-K, filed with the SEC, there is no dilutive effect upon ownership of minority shareholders of issuing shares under the Stock Incentive Plan.  The issuances do not dilute the book value of the ownership of minority shareholders because a) the restricted stock units are granted at market value and b) upon their vesting and the related issuance of shares of Common Stock, the ownership of the Company in its operating subsidiary, IBG LLC, increases proportionately to the shares issued. As a result of such proportionate increase in share ownership, the dilution upon issuance of Common Stock is borne by IBG LLC’s majority shareholder (i.e., noncontrolling interest), IBG Holdings LLC, and not by the Company or its minority shareholders. Additionally, dilution of earnings that may take place after issuance of Common Stock is reflected in the earnings per share (“EPS”) reported in the Company’s financial statements. The EPS dilution can be neither estimated nor projected, but historically it has not been material.

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

IBG, Inc. granted awards under the Stock Incentive Plan in connection with the IPO and is expected to continue to grant awards on or about December 31 of each year following the IPO, to eligible employees as part of an overall plan of equity compensation. Shares of common stock vest, and become distributable to employees in accordance with the following schedule:

•10% on the first vesting date, which approximates the anniversary of the IPO; and

•an additional 15% on each of the following six anniversaries of the first vesting, assuming continued employment with IBG, Inc. and compliance with non-competition and other applicable covenants.

Awards granted to external directors vest, and are distributed, over a five‑year period (20% per year) commencing one year after the date of grant. A total of 20,423 shares have been granted to the external directors cumulatively since the IPO.

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

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (Note 2).  In accordance with the vesting schedule, outstanding awards vest and are distributed to participants once each year on or about the Company’s IPO anniversary. At the end of each year, there are no vested awards that remain undistributed.

Compensation expense recognized in the condensed consolidated statements of comprehensive income was $21.6 million and $24.1 million for the six months ended June 30, 2014 and 2013, respectively. Estimated future compensation costs for unvested awards at June 30, 2014 are $32.5 million.

The following is a summary of stock plan activity for the six months ended June 30, 2014:

Shares

2007 Stock
Incentive Plan
Balance, December 31, 2013	11,647,117
Granted	-
Forfeited	(143,185)
Distributed (1)	(2,434,794)
Balance, June 30, 2014	9,069,138

(1)

Shares cumulatively distributed under the 2007 Stock Incentive Plan include 16,238 shares from Treasury representing shares acquired at the IPO to satisfy obligations under the 2007 ROI Unit Stock Plan.

Awards granted under the stock plans are subject to forfeiture in the event an employee ceases employment with the Company. The stock plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post‑employment provisions will forfeit 50% of unvested previously granted awards unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested awards previously granted. Distributions of remaining awards granted on or before January 1, 2009 to former employees will occur within 90 days of the anniversary of the termination of employment date over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year. Distributions of remaining awards granted on or after January 1, 2010 to former employees will occur over the remaining vesting schedule applicable to each grant. Through June 30, 2014, a total of 173,457 shares have been distributed under these post‑employment provisions. These distributions are included in the Stock Plans activity tables above.

10. Income Taxes

Income tax expense for the six months ended June 30, 2014 and 2013 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC.  These noncontrolling interests are subject to U.S. taxation as partnerships.  Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

interests is not reported by the Company as it is the obligation of the individual partners.  Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Deferred income taxes arise primarily due to the amortization of the deferred tax assets recognized in connection with the Common Stock offerings (Note 4), differences in the valuation of financial assets and liabilities, and for other temporary differences arising from the deductibility of compensation and depreciation expenses in different time periods for book and income tax return purposes.

As of and for the six months ended June 30, 2014 and 2013, the Company had no unrecognized tax liabilities as defined under ASC 740, Income Taxes and no valuation allowances on deferred tax assets were required. The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of June 30, 2014, the Company is open to U.S. Federal and State income tax examinations for the tax years 2010 through 2012, and to non U.S. income tax examinations for the tax years 2006 through 2013.

At June 30, 2014, accumulated earnings held by non‑U.S. subsidiaries totaled $1,082.9 million (at December 31, 2013 $1,072.9 million). Of this amount, approximately $405.6 million (at December 31, 2013 $422.3 million) is attributable to earnings of the Company’s foreign subsidiaries that are considered “pass‑through” entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for U.S. tax purposes and when they are remitted. With respect to certain of these subsidiaries’ accumulated earnings (approximately $303.7 million and $318.7 million as of June 30, 2014 and December 31, 2013, respectively), repatriation would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution. The Company has not provided for its proportionate share of these additional foreign taxes as it does not intend to repatriate these earnings in the foreseeable future. For the same reason, the Company has not provided deferred U.S. tax on cumulative translation adjustments associated with these earnings.

The remainder of the accumulated earnings are attributable to non‑U.S. subsidiaries that are not considered “pass‑through” entities for U.S. tax purposes.  The Company’s U.S. tax basis in the stock of most of these entities exceeds its book basis. Establishing a deferred tax asset pursuant to ASC 740 is not permitted as this difference will not reverse in the foreseeable future. In the instances in which the Company’s book basis exceeds its U.S. tax basis, no deferred tax liability has been established as the Company considers the earnings of those entities to be indefinitely reinvested.

11. Commitments, Contingencies and Guarantees

In October 2013, a small number of the Company’s brokerage customers had taken relatively large positions in four stocks listed on the Singapore Exchange. In early October, within a very short timeframe, these securities lost over 90% of their value. The customer accounts were margined and fell into deficits totaling $64 million prior to the time the Company took possession of their securities positions. The Company has recognized a cumulative loss of approximately $79.2 million from October 2013 through June 30, 2014. The maximum aggregate loss, which would occur if the securities’ prices all fell to zero and none of the debts were collected, would be approximately $84 million. The Company is currently pursuing the collection of the debts. The ultimate effect of this incident on the Company’s results will depend upon market conditions and the outcome of the Company’s debt collection efforts.

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

IBG, Inc. accounts for potential losses related to litigation in accordance with ASC 450, Contingencies. As of June 30, 2014 and December 31, 2013, reserves provided for potential losses related to litigation matters were not material.

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

12. Segment and Geographic Information

IBG, Inc. operates in two business segments: electronic brokerage and market making. IBG, Inc. conducts its electronic brokerage business through its Interactive Brokers subsidiaries, which provide electronic execution and clearing services to customers worldwide. The Company conducts its market making business principally through its Timber Hill subsidiaries on the world’s leading exchanges and market centers, primarily in exchange‑traded equities, equity options and equity‑index options and futures.

Significant transactions and balances between the Operating Companies occur, primarily as a result of certain Operating Companies holding exchange or clearing organization memberships, which are utilized to provide execution and clearing services to affiliates. Charges for transactions between segments are designed to approximate full costs.  Intra‑segment and intra‑region income and expenses and related balances have been eliminated in this segment and geographic information to reflect the external business conducted in each segment or geographical region. Corporate items include non‑allocated corporate income and expenses that are not attributed to segments for performance measurement, corporate assets and eliminations.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three months ended June 30, 2014 and 2013, and to total assets as of June 30, 2014 and December 31, 2013 (millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenues:
Electronic brokerage	$220.6	$212.5	$444.3	$407.8
Market making	91.9	67.4	225.0	91.0
Corporate and eliminations	(3.2)	4.0	(5.1)	1.2
Total net revenues	$309.3	$283.9	$664.2	$500.0
Income before income taxes:
Electronic brokerage	$131.4	$123.3	$265.7	$234.3
Market making	46.5	7.6	134.6	(21.4)
Corporate and eliminations	(3.7)	3.0	(8.0)	3.2
Total income before income taxes	$174.2	$133.9	$392.3	$216.1

	June 30,	December 31,
	2014	2013
Assets:
Electronic brokerage	$34,560.6	$31,333.5
Market making	12,190.7	12,139.5
Corporate and eliminations	(6,595.8)	(5,602.3)
Total assets	$40,155.5	$37,870.7

The Company operates its automated global business in U.S. and international markets on more than 100 exchanges and market centers. A significant portion of IBG, Inc.’s net revenues are generated by subsidiaries operating outside the United States. International operations are comprised of electronic brokerage and market making activities in 24 countries in Europe, Asia and the Americas (outside the United States). The following table presents total net revenues and income before income taxes by geographic area for the three months ended June 30, 2014 and 2013 (millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenues:
United States	$252.5	$193.4	$535.3	$331.9
International	60.5	87.4	134.8	167.7
Corporate and eliminations	(3.7)	3.1	(5.9)	0.4
Total net revenues	$309.3	$283.9	$664.2	$500.0
Income before income taxes:
United States	$165.1	$99.0	$362.1	$151.0
International	13.1	32.7	38.8	62.6
Corporate and eliminations	(4.0)	2.2	(8.6)	2.5
Total income before income taxes	$174.2	$133.9	$392.3	$216.1

13. Regulatory Requirements

At June 30, 2014, aggregate excess regulatory capital for all of the Operating Companies was $3.23 billion.

TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3‑1) under the Exchange Act and the CFTC’s minimum financial requirements (Regulation 1.17), and THE is subject to the Swiss Financial Market Supervisory Authority eligible

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

equity requirement. Additionally, THSHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, THA is subject to the Australian Stock Exchange liquid capital requirement, THC and IBC are subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, IBUK is subject to the U.K. Financial Conduct Authority  Capital Requirements Directive, IBI is subject to the National Stock Exchange of India net capital requirements and IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements. The following table summarizes capital, capital requirements and excess regulatory capital (millions):

	Net Capital/
	Eligible Equity	Requirement	Excess
IB LLC	$2,262.1	$332.6	$1,929.5
TH LLC	436.0	60.3	375.7
THE	706.8	197.2	509.6
Other regulated Operating Companies	465.3	47.1	418.2
	$3,870.2	$637.2	$3,233.0

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain entities within IBG, Inc. are subject to other regulatory restrictions and requirements.

At June 30, 2014, all of the regulated Operating Companies were in compliance with their respective regulatory capital requirements.

14. Related Party Transactions

Receivable from affiliate represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (Note 4).

Included in receivables from and payables to customers in the accompanying  condensed consolidated statements of financial condition as of June 30, 2014 and December 31, 2013 were accounts receivable from directors, officers and their affiliates of $1.8 million and $0.4 million and payables of $409.8 million and $815.5 million, respectively.

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

*****

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes in Item 1, included elsewhere in this report.  In addition to historical information, the following discussion also contains forward‑looking statements that include risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward‑looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) on March 3, 2014 and elsewhere in this report.

Introduction

IBG, Inc. is a holding company whose primary asset is ownership of approximately 14.1% of the membership interests of the Group.

We are an automated global electronic broker and market maker specializing in executing and clearing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 100 electronic exchanges and trading venues around the world and offering custody, prime brokerage, stock and margin borrowing services to our customers.  Since our inception in 1977, we have focused on developing proprietary software to automate broker‑dealer functions.  The advent of electronic exchanges in the last 24 years has provided us with the opportunity to integrate our software with an increasing number of exchanges and trading venues into one automatically functioning, computerized platform that requires minimal human intervention.

Business Segments

The Company reports its results in two business segments: electronic brokerage and market making.  These segments are analyzed separately as we derive our revenues from these two principal business activities as well as allocate resources and assess performance.

•

Electronic Brokerage.  We conduct our electronic brokerage business through our Interactive Brokers (“IB”) subsidiaries.  As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers.  Capitalizing on the technology originally developed for our market making business, IB’s award-winning systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account.  We offer our customers access to all classes of tradable, exchange-listed products, including stocks, bonds, options, futures, forex and mutual funds traded on more than 100 exchanges and market centers and in 23 countries around the world across 21 currencies seamlessly.

Our customer base is diverse, with respect to geography and segments.  Currently, more than half of our customers are located outside the U.S., residing in over 190 countries.  More than 50% of our customers’ equity is from institutional accounts, including hedge funds, financial advisors, proprietary trading desks and introducing brokers.  We have developed specialized products and services that have been successful in attracting these accounts.  For example, we offer prime brokerage services including capital introduction and securities lending to hedge funds; and our model portfolio technology, automated share allocation and rebalancing tools are particularly attractive to financial advisors.  We provide a host of analytical tools such as the Probability Lab, which allows our customers to analyze option strategies under various market assumptions.  The IB Money Manager Marketplace allows wealth advisors to search for money managers and assign them to client accounts based on their investment strategy.  In addition, IBEmployeeTrackSM is widely used by compliance officers of financial institutions to streamline the process of tracking their employees’ brokerage activities.

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

•

Market Making.  We conduct our market making business through our Timber Hill subsidiaries.  As one of the largest market makers on many of the world’s leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over 908,000 tradable, exchange-listed products.  As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold.  Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time.  Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, minimizing the risk of our portfolio at all times.  This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios.

 When we use the terms “we,” “us,” and “our,” we mean IBG, Inc. and its subsidiaries for the periods presented.

Executive Overview

Second Quarter Results:  Diluted earnings per share on a comprehensive basis were $0.29 for the quarter ended June 30, 2014 as compared to comprehensive diluted earnings per share of $0.14 for the same period in 2013.

Reported results on a comprehensive basis reflect the GAAP convention that requires the reporting of currency translation results contained in other comprehensive income (“OCI”) as part of reportable earnings.

Currency translation effects are largely a result of our currency strategy.  We have determined to base our net worth in GLOBALs, a self-defined basket of currencies in which we maintain our equity.  As a result, approximately 62% of our equity is denominated in currencies other than U.S. dollars.  The effects of our currency strategy appear in two places in the financial statements: (1) as a component of trading gains in the condensed consolidated statement of comprehensive income and (2) as OCI in the condensed consolidated statement of financial condition.  As described above, the full effect of the GLOBAL is captured in comprehensive income.  For the quarter ended June 30, 2014 the value of the GLOBAL as measured in U.S. Dollars increased 2% to $1.083 as compared to the same quarter last year.

On a non-comprehensive basis, which excludes the effect of changes in the U.S. dollar value of the Company’s non-U.S. subsidiaries, diluted earnings per share were $0.26 for the quarter ended June 30, 2014, as compared to $0.21 for the quarter ended June 30, 2013.

Consolidated:  For the three months ended June 30, 2014, our net revenues were $309.3 million and income before income taxes was $174.2 million, as compared to net revenues of $283.9 million and income before income taxes of $133.9 million for the corresponding period in 2013.  This increase was driven by higher trading gains and net interest income.  As a result of the weakening of the U.S. dollar and our currency diversification strategy, currency translation increased trading gains by $15.2 million this quarter compared to a loss of $42.9 million in the year-ago quarter.  Net interest income increased 33% from the same period last year.  Commissions and execution fees decreased 10% from the year-ago quarter, reflecting lower customer volumes in foreign exchange and futures.  Our pretax margin for the three months ended June 30, 2014 was 56%, as compared to 47% for the corresponding period in 2013.

Brokerage:  During the quarter ended June 30, 2014, income before income taxes in our electronic brokerage segment increased 7% to $131.4 million from $123.3 million in the year-ago quarter, driven by higher net interest income.  The increase in net interest income was attributable to higher net interest earned on larger customer cash and margin balances compared to the year-ago period as well as an increase in net fees earned from securities lending transactions. Commissions decreased by 10% from the year-ago quarter on lower customer volume in foreign exchange and futures.  Total customer Daily Average Revenue Trades (“DARTs”) increased by 5% from the same period last year.  Customer equity grew by 44%, to $53.9 billion, from the year-ago quarter.  Pretax margin increased from 58% to 60% for the three months ended June 30, 2013 and 2014, respectively, as we continue to leverage our highly automated brokerage model.

Market Making:  During the quarter ended June 30, 2014, income before income taxes in our market making segment increased $38.9 million to $46.5 million from $7.6 million in the year-ago quarter.  This reflects a $24.9 million increase in trading gains from the year-ago quarter.  Removing the effects of currency translation, the market making segment produced $31.3 million pretax income in this quarter, compared to $50.5 million for the same period last year.  Currency translation gains were $15.2 million this quarter, compared to a $42.9 million loss in the year-ago quarter.    The decrease in market making profits, excluding translation effects, was driven by decreased trading volume, lower volatility as measured by the CBOE Volatility Index, or VIX® and a lower actual to implied volatility ratio.

Execution and clearing expenses were 33% lower during the three months ended June 30, 2014 than in the year-ago quarter due to lower trading volume across all product classes from the year-ago quarter.  Pretax margin increased to 51% in the second quarter of 2014 from 11% in the corresponding period of 2013.

Six Month Results:  Diluted earnings per share on a comprehensive basis were $0.64 for the six months ended June 30, 2014 as compared to $0.20 for the same period in 2013.

On a non-comprehensive basis, which excludes the effect of changes in the U.S. dollar value of the Company’s non-U.S. subsidiaries, diluted earnings per share were $0.60 for the six months ended June 30, 2014, as compared to $0.35 for the six months ended June 30, 2013.

Consolidated:  For the six months ended June 30, 2014, our net revenues were $664.2 million and income before income taxes was $392.3 million, as compared to net revenues of $500.0 million and income before income taxes of $216.1 million for the corresponding period in 2013.  This increase was driven primarily by higher trading gains and net interest income.  The increase in trading gains was a result of the weakening of the U.S. dollar and our currency diversification strategy.  Currency translation increased trading gains by $36.1 million for the six months ended June 30, 2014 compared to a loss of $103.7 million in the year-ago period.  Net interest increased 29 % due to higher net interest on customer balances and higher fees from securities lending transactions as compared to the year-ago period.  Our pretax margin for the six months ended June 30, 2014 was 59%, as compared to 43% for the corresponding period in 2013.

Brokerage:  During the six months ended June 30, 2014, income before income taxes in our electronic brokerage segment increased 13% to $265.7 million from $234.3 million in the six months ended June 30, 2013, driven by increased net interest income and higher commissions and execution fees. The increase in net interest income was attributable to higher net interest earned on larger customer cash and margin balances compared to the year-ago period as well as an increase in net fees earned from securities lending transactions.   Commissions increased by 1% from the year-ago period on higher cleared customer volume in options and stocks, offset by lower volumes in foreign exchange and futures.  Total customer Daily Average Revenue Trades (“DARTs”) increased 14% from the same period last year.  Customer equity grew by 44%, to $53.9 billion, from the year-ago period.  Pretax margin increased from 57% to 60% for the six months ended June 30, 2013 and 2014, respectively, as we continue to leverage our highly automated brokerage model.

Market Making:  During the six months ended June 30, 2014, income before income taxes in our market making segment increased $156.0 million to $134.6 million from a loss of $21.4 million in the six months ended June 30, 2013.  This reflects a $133.4 million increase in trading gains from the year-ago period.  Removing the effects of currency translation, the market making segment produced $98.5 million pretax income in six months ended June 30, 2014, compared to $82.3 million for the same period last year.  Currency translation gains were $36.1 million for the first six months of the year as compared to a currency translation loss of $103.7 million for the six months ended June 30, 2013.

Execution and clearing expenses were 29% lower during the six months ended June 30, 2014 than in same period last year due to lower trading volumes across all product classes.  Pretax margin increased to 60% in the six months ended June 30, 2014 from -24% in the corresponding period of 2013.

The following tables present historical trading volumes for our business.  Volumes are among several drivers in our business.

TRADE VOLUMES:

(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2011	63,602		160,567		19,187		243,356		968
2012	60,421	-5%	150,000	-7%	16,118	-16%	226,540	-7%	904
2013	65,320	8%	173,849	16%	18,489	15%	257,658	14%	1,029

2Q2013	18,794		46,509		4,968		70,271		1,098
2Q2014	14,897	-21%	48,622	5%	4,290	-14%	67,809	-4%	1,076

1Q2014	15,643		50,727		4,862		71,232		1,168
2Q2014	14,897	-5%	48,622	-4%	4,290	-12%	67,809	-5%	1,076

CONTRACT AND SHARE VOLUMES:

(in 000’s, except %)

TOTAL

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2011	789,370		106,640		77,730,974
2012	698,140	-12%	98,801	-7%	65,872,960	-15%
2013	659,673	-6%	121,776	23%	95,479,739	45%

2Q2013	184,215		34,824		23,792,808
2Q2014	144,635	-21%	28,774	-17%	35,891,325	51%

1Q2014	161,578		30,661		44,707,956
2Q2014	144,635	-10%	28,774	-6%	35,891,325	-20%

MARKET MAKING

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2011	503,053		15,519		11,788,769
2012	457,384	-9%	12,660	-18%	9,339,465	-21%
2013	404,490	-12%	18,184	44%	12,849,729	38%

2Q2013	116,898		5,325		3,912,368
2Q2014	78,641	-33%	4,088	-23%	2,836,471	-27%

1Q2014	89,079		4,575		2,958,853
2Q2014	78,641	-12%	4,088	-11%	2,836,471	-4%

Notes:

(1)	Futures contract volume includes options on futures

CONTRACT AND SHARE VOLUMES, continued:

(in 000’s, except %)

BROKERAGE TOTAL

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2011	286,317		91,121		65,942,205
2012	240,756	-16%	86,141	-5%	56,533,495	-14%
2013	255,183	6%	103,592	20%	82,630,010	46%

2Q2013	67,317		29,499		19,880,440
2Q2014	65,994	-2%	24,686	-16%	33,054,854	66%

1Q2014	72,499		26,086		41,749,103
2Q2014	65,994	-9%	24,686	-5%	33,054,854	-21%

BROKERAGE CLEARED

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2011	145,993		89,610		63,098,072
2012	144,539	-1%	84,794	-5%	54,371,351	-14%
2013	180,660	25%	101,732	20%	78,829,785	45%

2Q2013	46,962		28,938		18,932,615
2Q2014	50,732	8%	24,262	-16%	32,041,810	69%

1Q2014	54,367		25,694		40,576,558
2Q2014	50,732	-7%	24,262	-6%	32,041,810	-21%

Notes:

(1)	Futures contract volume includes options on futures

BROKERAGE STATISTICS:

(in 000’s, except % and where noted)

Year over Year	2Q2014	2Q2013	% Change
Total Accounts	262	224	17%
Customer Equity (in billions) *	$53.9	$37.4	44%

Cleared DARTs	484	463	5%
Total Customer DARTs	529	506	5%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$4.00	$4.50	-11%
DART per Avg. Account (Annualized)	473	526	-10%
Net Revenue per Avg. Account (Annualized)	$3,360	$3,659	-8%

Consecutive Quarters	2Q2014	1Q2014	% Change
Total Accounts	262	252	4%
Customer Equity (in billions) *	$53.9	$49.0	10%

Cleared DARTs	484	527	-8%
Total Customer DARTs	529	582	-9%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$4.00	$4.14	-3%
DART per Avg. Account (Annualized)	473	539	-12%
Net Revenue per Avg. Account (Annualized)	$3,360	$3,661	-8%

* Excludes non-customers.

Business Environment

This quarter, the market environment was subdued compared to the first quarter, despite the continued rise in market valuations.  We  observed low volatility coupled with lighter trading volumes, both of which had a dampening effect on profits for both our brokerage and market making segments.  Customer trading activity declined, consistent with global exchange-traded volumes.  Despite lighter customer trading levels, we maintained our position as the largest U.S. electronic broker as measured by number of customer revenue trades.

In the second quarter, the average volatility was the lowest since the first quarter of 2007.  This contributed to lower trading volumes, since our customers tend to trade more actively during periods of higher volatility, and negatively impacted our market making trading gains, which benefit from higher volatility.

Despite lighter trading volumes, new account growth has not slowed.  This quarter produced the second highest number of quarterly account additions, ending the quarter with 262,000, an increase of 17% over the prior year period.  Nearly 60% of new accounts came from outside the U.S., a reflection of our global presence and lower pricing than brokers in other countries.

We have been successful in attracting hedge funds, professional advisors and introducing brokers which, combined with higher market values, drove an increase in customer equity of 44% to $53.9 billion from the year-ago quarter.  In comparison, the S&P 500 Index climbed 22% over its year‑ago level.

Customer margin loans reached a record level, rising 38% from $11.2 billion at June 30, 2013 to $15.4 billion as customers continued to take advantage of our low margin lending rates, which are indexed to benchmark rates in each currency and for U.S. dollars ranged from 0.5% to 1.6% during the second quarter.  This contributed to an increase in net interest income of 32% over the same time period last year.  While margin loans have been climbing at a healthy pace, margin loans as a percent of customer equity has remained fairly consistent at approximately 30% over the past several years.

The following is a summary of the key profit drivers that affect our business and how they compared to the prior year:

Global trading volumes.  According to data received from exchanges worldwide, volumes in exchange‑listed equity‑based options decreased by approximately 15.8% globally and 11.3% in the U.S. for the quarter ended June 30, 2014, as compared to the same period last year.  During the second quarter of 2014 (2013), we accounted for approximately 8.7% (9.4%) of the exchange‑listed equity‑based options (including options on ETFs and stock index products) volume traded worldwide and approximately 11.4% (11.8%) of exchange‑listed equity‑based options volume traded in the U.S.  It is important to note that this metric is not directly correlated with our profits.

Volatility.  Our market making profits are generally correlated with market volatility since we typically maintain an overall long volatility position, which protects us against a severe market dislocation in either direction. Based on the Chicago Board Options Exchange Volatility Index (“VIX®”), the average volatility level fell to 12.8 during the second quarter of 2014, 14% lower than it was during the second quarter of 2013.

The ratio of actual to implied volatility is also meaningful to our results. The cost of hedging our positions is based on implied volatility, while our trading profits are, in part, based on actual market volatility; a higher ratio is generally favorable and a lower ratio generally has a negative effect on our trading gains. This ratio averaged approximately 73% during the second quarter of 2014, 22% lower than it was in the second quarter of 2013.

Currency fluctuations.  As a global market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure using hedging strategies that are based on a defined basket of 16 currencies we call the “GLOBAL.”  These strategies minimize the fluctuation of our net worth as expressed in GLOBALs, thereby diversifying our risk in alignment with these global currencies weighted by our view of their importance. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL as expressed in U.S. dollars affects our earnings. The value of the GLOBAL, as measured in U.S. dollars, at June 30, 2014 rose 0.5% compared to its value at March 31, 2014. This increase had a positive impact on both our comprehensive and regular earnings in the second quarter.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10‑Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

See the tables on pages 34-36 of this Quarterly Report on Form 10-Q for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

Certain Trends and Uncertainties

We believe that our continuing operations may be favorably or unfavorably impacted by the following trends that may affect our financial condition and results of operations.

•Over the past several years, the effects of market structure changes, competition (in particular, from high frequency traders, or HFTs) and market conditions have, during certain periods, exerted downward pressure on bid/offer spreads realized by market makers.

•Retail broker‑dealer participation in the equity markets has fluctuated over the past few years due to investor sentiment, market conditions and a variety of other factors. Retail transaction volumes may not be sustainable and are not predictable.

•In recent years, in an effort to improve the quality of their executions as well as increase efficiencies, other market makers have increased the level of automation within their operations, which may allow them to compete more effectively with us.

•Scrutiny of equity and option market makers, hedge funds and soft dollar practices by regulatory and legislative authorities has increased. New legislation or modifications to existing regulations and rules could occur in the future.

•Additional consolidation among market centers may adversely affect the value of our smart routing software.

•A driver of our market making profits is the relationship between actual and implied volatility in the equities markets. The cost of maintaining our conservative risk profile is based on implied volatility, while our profitability, in part, is based on actual volatility. Hence, our profitability is increased when actual volatility runs above implied volatility and it is decreased when actual volatility falls below implied volatility. Implied volatility tends to lag actual volatility.

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

Results of Operations

The tables in the period comparisons below provide summaries of our revenues and expenses.  The period-to-period comparisons below of financial results are not necessarily indicative of future results.  The following table sets forth our condensed consolidated results of operations for the indicated periods:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014		2013		2014		2013

	(in millions except share and per share data)
Revenues:
Trading gains		$84.0		$59.1		$211.5		$78.1
Commissions and execution fees		124.4		138.0		261.0		257.6
Interest income		94.9		76.1		180.9		146.6
Other income		17.9		24.3		37.0		44.2
Total revenues		321.2		297.5		690.4		526.5
Interest expense		11.9		13.6		26.2		26.5
Total net revenues		309.3		283.9		664.2		500.0

Non-interest expenses:
Execution and clearing		51.6		64.8		105.8		124.3
Employee compensation and benefits		53.6		58.0		107.1		104.3
Occupancy, depreciation and amortization		9.7		9.2		19.5		19.3
Communications		6.2		5.7		12.2		11.2
General and administrative		14.0		12.3		27.3		24.8
Total non-interest expenses		135.1		150.0		271.9		283.9
Income before income taxes		174.2		133.9		392.3		216.1
Income tax expense		13.5		13.9		30.4		20.8
Net income		160.7		120.0		361.9		195.3
Less net income attributable to noncontrolling interests		145.6		109.7		327.7		178.4
Net income available for common stockholders		$15.1		$10.3		$34.2		$16.9

Earnings per share:
Basic	$	$ 0.27	$	$ 0.21	$	$ 0.62	$	$ 0.35
Diluted	$	$ 0.26	$	$ 0.21	$	$ 0.60	$	$ 0.35

Weighted average common shares outstanding:
Basic		56,079,813		48,929,348		55,375,929		48,218,572
Diluted		57,300,230		49,012,567		56,674,666		48,354,098

Comprehensive income:
Net income available for common stockholders		$15.1		$10.3		$34.2		$16.9
Other comprehensive income:
Cumulative translation adjustment, before income taxes		1.6		(3.9)		2.1		(7.7)
Income taxes related to items of other comprehensive income		0.1		(0.4)		0.2		(0.4)
Other comprehensive income (loss), net of tax		1.5		(3.5)		1.9		(7.3)
Comprehensive income available for common stockholders		$16.6		$6.8		$36.1		$9.6

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests		$145.6		$109.7		$327.7		$178.4
Other comprehensive income (loss) - cumulative translation adjustment		9.6		(28.0)		12.7		(55.6)
Comprehensive income attributable to noncontrolling interests		$155.2		$81.7		$340.4		$122.8

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Net Revenues

Total net revenues for the quarter ended June 30, 2014 increased $25.4 million or 9%, to $309.3 million from $283.9 million during the quarter ended June 30, 2013. The increase in net revenues was due to higher trading gains and net interest income. Trading volume is an important driver of revenues and costs for both our electronic brokerage and market making segments. During the quarter ended June 30, 2014, our volumes in options and futures decreased 21% and 17%, respectively, from prior year levels while stock shares volume increased 51% from prior year levels.

Trading Gains.  Trading gains for the quarter ended June 30, 2014 increased $24.9 million, or 42%, to $84.0 million from $59.1 million for the quarter ended June 30, 2013.  Removing the effects of currency translation, the market making segment produced $68.8 million in trading gains in the quarter ended June 30, 2014, compared to $101.8 million in trading gains for the same period last year.  As market makers, we provide liquidity by buying from sellers and selling to buyers. During the quarter ended June 30, 2014, our market making operations executed 14.9 million trades, a decrease of 21% as compared to the number of trades executed in the quarter ended June 30, 2013.  Market making options and futures contract and stock share volumes decreased 33%, 23% and 27% respectively, as compared to the year‑ago quarter.  The increase in trading gains was aided by a $57.9 million increase in currency translation gains.  Trading gains reflected a currency translation gain of $15.2 million during the quarter ended June 30, 2014, compared to a $42.9 million loss in the second quarter of 2013.  Trading gains, after removing the effects of currency translation, were approximately 32% lower than in the second quarter of 2013.  As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in a basket of currencies we call the GLOBAL.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10‑Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Trading gains were negatively impacted by a market making environment with decreased volatility and a lower ratio of actual‑to‑implied volatility. The VIX®, which measures perceived U.S. equity market volatility, decreased by 14% in the quarter ended June 30, 2014 as compared to the year‑ago quarter.

Included in trading gains are net dividends. Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record. When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid, which will not be received by those who purchase stock after the ex‑dividend date. Hence, the apparent gains and losses due to these price changes, reflecting the value of dividends paid to shareholders, must be taken together with the dividends paid and received, respectively, to accurately reflect the results of our market making operations.

Commissions and Execution Fees.  Commissions and execution fees for the quarter ended June 30, 2014 decreased $13.6 million, or 10%, to $124.4 million, as compared to the quarter ended June 30, 2013, driven by lower foreign exchange and futures contract volumes.  Cleared customer volume was mixed across product types, with options contracts and stock shares volumes increasing 8% and 69%, respectively, while futures contract volume decreased 16% as compared to the year-ago quarter.  Total DARTs for cleared and execution‑only customers for the quarter ended June 30, 2014 increased 5% to 529 thousand, as compared to 506 thousand during the quarter ended June 30, 2013.  DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 5% to 484 thousand, for the quarter ended June 30, 2014, as compared to 463 thousand for the quarter ended June 30, 2013.    Average commission per DART for cleared customers for the quarter ended June 30, 2014 decreased 11% to $4.00, as compared to $4.50 for the quarter ended June 30, 2013.

Interest Income and Interest Expense.  Net interest income (interest income less interest expense) for the quarter ended June 30, 2014 increased $20.5 million, or 33%, to $83.0 million, as compared to the quarter ended June 30, 2013. The increase in net interest income was driven by higher customer cash and margin balances and higher net fees earned from securities lending transactions.

Net interest income on customer balances increased $9.7 million compared to the year‑ago quarter. Average customer cash balances increased by 20%, to $27.97 billion, while average customer fully secured margin borrowings increased 37% to $15.60 billion, for the quarter ended June 30, 2014, as compared to $23.22 billion and $11.38 billion, respectively, for the quarter ended June 30, 2013. The average Fed Funds effective rate decreased by approximately three basis points to 0.09% for the quarter ended June 30, 2014 as compared to the year-ago quarter.

We earn fees on securities loaned and borrowed to support customer long and short stock holdings in margin accounts.  In addition, our Stock Yield Enhancement Program provides an opportunity for customers with fully‑paid stock to allow IB to lend it out. In exchange for lending out their stock, our customers receive generally 50% of the stock loan fees. IB places cash collateral securing the loans in the customer’s account.

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

Average securities borrowed decreased by 13%, to $3.14 billion and average securities loaned increased by 26%, to $2.85 billion, for the quarter ended June 30, 2014 from the same period last year. Net interest earned from securities lending is also affected by the level of demand for securities positions held by our market making companies and by our customers. During the quarter ended June 30, 2014, net fees earned by our brokerage and market making segments from securities lending transactions increased by 34%, or $8.1 million, as compared to the quarter ended June 30, 2013.  The bulk of the increase in securities lending transactions came from the brokerage segment.

Other Income.  Other income, for the quarter ended June 30, 2014, decreased $6.4 million, or 26%, to $17.9 million, as compared to the quarter ended June 30, 2013, driven by losses on other investments and lower dividend income on an investment.

Non‑Interest Expenses

Non‑interest expenses, for the quarter ended June 30, 2014, decreased by $14.9 million, or 10%, to $135.1 million from $150.0 million, during the quarter ended June 30, 2013. The decrease was primarily due to lower execution and clearing fees and employee compensation and benefits expenses.  As a percentage of total net revenues, non‑interest expenses decreased to 44% for the quarter ended June 30, 2014 from 53% in the year-ago quarter.

Execution and Clearing.  Execution and clearing expenses for the quarter ended June 30, 2014, decreased $13.2 million, or 20%, to $51.6 million, as compared to the quarter ended June 30, 2013. The decrease reflects lower volumes in options and futures.

Employee Compensation and Benefits.  Employee compensation and benefits expenses, for the quarter ended June 30, 2014, decreased by $4.4 million, or 8%, to $53.6 million, as compared to the quarter ended June 30, 2013, largely a result of lower incentive compensation.  The number of employees increased 3% to 922 for the quarter ended June 30, 2014, as compared to 892 for the second quarter in 2013. Within the operating segments, we continued to add staff in electronic brokerage and reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 17% and 20% for the quarters ended June 30, 2014 and 2013, respectively.

General and Administrative.  General and administrative expenses, for the quarter ended June 30, 2014, increased $1.7 million, or 14%, to $14.0 million, as compared to the quarter ended June 30, 2013. The increase in general and administrative expenses was primarily due to increases in advertising and professional services expenses.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Net Revenues

Total net revenues for the six months ended June 30, 2014 increased $164.2 million or 33%, to $664.2 million from $500.0 million during the six months ended June 30, 2013. The increase in net revenues was primarily due to higher trading gains and increases in net interest income and commissions and execution fees. Trading volume is an important driver of revenues and costs for both our electronic brokerage and market making segments. During the six months ended June 30, 2014 our volumes in options and futures decreased 13% and 6%, respectively, while stock shares volume increased 77%, as compared to the year-ago period.

Trading Gains.  Trading gains for the six months ended June 30, 2014 increased $133.4 million, or 171%, to $211.5 million from $78.1 million for the six months ended June 30, 2013.  Removing the effects of currency translation, the market making segment produced $175.4 million in trading gains in the six months ended June 30, 2014, compared to $181.6 million in trading gains for the same period last year.  As market makers, we provide liquidity by buying from sellers and selling to buyers. During the six months ended June 30, 2014, our market making operations executed 30.5 million trades, a decrease of 14% as compared to the number of trades executed in the six months ended June 30, 2013.  Market making options and futures contract and stock share volumes decreased 25%, 10% and 16%, respectively, as compared to the year‑ago period.  The increase in trading gains was driven by an $139.6 million increase in currency translation gains.  Trading gains reflected a currency translation gain of $36.1 million during the six months ended June 30, 2014, compared to a $103.7 million loss in same period in 2013. As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in a basket of currencies we call the GLOBAL.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10‑Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Trading gains were negatively impacted by a market making environment with decreased average volatility and a lower ratio of actual‑to‑implied volatility. The VIX®, which measures perceived U.S. equity market volatility, decreased by 3% in the six months ended June 30, 2014 as compared to the year‑ago period. As a result, our trading gains, after removing the effects of currency translation, were approximately 3% lower than the first six months of 2013.

Included in trading gains are net dividends. Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record. When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid, which will not be received by those who purchase stock after the ex‑dividend date. Hence, the apparent gains and losses due to these price changes, reflecting the value of dividends paid to shareholders, must be taken together with the dividends paid and received, respectively, to accurately reflect the results of our market making operations.

Commissions and Execution Fees.  Commissions and execution fees for the six months ended June 30, 2014 increased $3.4 million, or 1%, to $261.0 million, as compared to the six months ended June 30, 2013, driven by continued customer account growth and increased customer activity, but moderated by lower commissions per customer order. Cleared customer options contract and stock share volumes increased 18% and 97%, respectively, while futures contract volume decreased by 5% as compared to the same period last year.  Total DARTs for cleared and execution‑only customers for the six months ended June 30, 2014 increased 14% to 555 thousand, as compared to 486 thousand during the six months ended June 30, 2013. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 14% to 505 thousand, for the six months ended June 30, 2014, as compared to 443 thousand for the year-ago period.    Average commission per DART for cleared customers, for the six months ended June 30, 2014, decreased by 11% to $4.07, as compared to $4.55 for the same period last year.

Interest Income and Interest Expense.  Net interest income (interest income less interest expense) for the six months ended June 30, 2014 increased $34.6 million, or 29%, to $154.7 million, as compared to the six months ended June 30, 2013. The increase in net interest income was driven by higher customer cash and margin balances and higher net fees earned from securities lending transactions.

Net interest income on customer balances increased $18.0 million compared to the year‑ago period. Average customer cash balances increased by 22%, to $27.30 billion, while average customer fully secured margin borrowings increased 36% to $15.20 billion, for the six months ended June 30, 2014, as compared to $22.32 billion and $11.15 billion, respectively, for the six months ended June 30, 2013. The average Fed Funds effective rate decreased by approximately five basis points to 0.08% for the six months ended June 30, 2014, as compared the same period last year.

We earn fees on securities loaned and borrowed to support customer long and short stock holdings in margin accounts.  In addition, our Stock Yield Enhancement Program provides an opportunity for customers with fully‑paid stock to allow IB to lend it out. In exchange for lending out their stock, our customers receive generally 50% of the stock loan fees. IB places cash collateral securing the loans in the customer’s account.

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

Average securities borrowed decreased by 11%, to $3.07 billion and average securities loaned increased by 30%, to $2.81 billion, for the six months ended June 30, 2014 from the same period last year. Net interest earned from securities lending is also affected by the level of demand for securities positions held by our market making companies and by our customers. During the six months ended June 30, 2014, net fees earned by our brokerage and market making segments from securities lending transactions increased by 39%, or $16.7 million, as compared to the six months ended June 30, 2013.  The bulk of the increase in securities lending transactions came from the brokerage segment.

Other Income.  Other income, for the six months ended June 30, 2014, decreased $7.2 million, or 16%, to $37.0 million, as compared to the six months ended June 30, 2013, driven by losses on other investments and lower dividend income paid on an investment.

 Non‑Interest Expenses

Non‑interest expenses, for the six months ended June 30, 2014, decreased by $12.0 million, or 4%, to $271.9 million from $283.9 million, during the six months ended June 30, 2013. The decrease was primarily due to lower execution and clearing fees, partially offset by higher employee compensation and benefits and general and administrative expenses.  As a percentage of total net revenues, non‑interest expenses decreased to 41% for the six months ended June 30, 2014 from 57% in the year-ago period.

Execution and Clearing.  Execution and clearing expenses for the six months ended June 30, 2014, decreased $18.5 million, or 15%, to $105.8 million, as compared to the six months ended June 30, 2013. The decrease reflects lower volume in the market making segment across all products and lower futures contract volume in the electronic brokerage segment.

Employee Compensation and Benefits.  Employee compensation and benefits expenses, for the six months ended June 30, 2014, increased by $2.8 million, or 3%, to $107.1 million, as compared to the six months ended June 30, 2013, largely a result of higher expenses for software development. The number of employees increased 3% to 922 for the six months ended June 30, 2014, as compared to 892 for the corresponding period in 2013. Within the operating segments, we continued to add staff in electronic brokerage and reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 16% and 21% for the six months ended June 30, 2014 and 2013, respectively.

General and Administrative.  General and administrative expenses, for the six months ended June 30, 2014, increased $2.5 million, or 10%, to $27.3 million, as compared to the six months ended June 30, 2013. The increase in general and administrative expenses was primarily due to increases in advertising and professional services expenses.

Business Segments

The following table sets forth the net revenues,  non-interest expenses and income before income taxes of our business segments:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2014	2013	2014	2013

		(in millions)
Electronic Brokerage	Net revenues	$220.6	$212.5	$444.3	$407.8
	Non-interest expenses	89.2	89.2	178.6	173.5
	Income before income taxes	$131.4	$123.3	$265.7	$234.3

	Pre-tax profit margin	60%	58%	60%	57%

Market Making	Net revenues	$91.9	$67.4	$225.0	$91.0
	Non-interest expenses	45.4	59.8	90.4	112.4
	Income (loss) before income taxes	$46.5	$7.6	$134.6	$(21.4)

	Pre-tax profit margin	51%	11%	60%	-24%

Corporate*	Net revenues	$(3.2)	$4.0	$(5.1)	$1.2
	Non-interest expenses	0.5	1.0	2.9	(2.0)
	Income (loss) before income taxes	$(3.7)	$3.0	$(8.0)	$3.2

Total	Net revenues	$309.3	$283.9	$664.2	$500.0
	Non-interest expenses	135.1	150.0	271.9	283.9
	Income before income taxes	$174.2	$133.9	$392.3	$216.1

	Pre-tax profit margin	56%	47%	59%	43%

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

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

	(in millions)
Revenues:
Commissions and execution fees	$124.4	$138.0	$261.0	$257.6
Interest income	83.5	63.9	155.8	123.3
Other income	19.6	16.5	40.9	38.7
Total revenues	227.5	218.4	457.7	419.6
Interest expense	6.9	5.9	13.4	11.8
Total net revenues	220.6	212.5	444.3	407.8

Non-interest expenses:
Execution and clearing	34.8	40.5	72.0	76.8
Employee compensation and benefits	20.3	19.2	40.1	38.3
Occupancy, depreciation and amortization	3.0	3.0	5.8	6.3
Communications	2.9	2.3	5.7	4.5
General and administrative	28.2	24.2	55.0	47.6
Total non-interest expenses	89.2	89.2	178.6	173.5

Income before income taxes	$131.4	$123.3	$265.7	$234.3

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Electronic brokerage total net revenues for the quarter ended June 30, 2014 increased $8.1 million, or 4%, to $220.6 million from $212.5 million during the quarter ended June 30, 2013, primarily due to higher net interest income.  Commissions and execution fees decreased $13.6 million or 10%, attributable to mixed cleared customer volume and a lower average commission per customer order.  Cleared customer volume rose in options contracts and stocks 8% and 69% respectively, while futures contracts volume decreased 16% for the quarter ended June 30, 2014 from the corresponding period in 2013. Total DARTs from cleared and execution‑only customers for the quarter ended June 30, 2014 increased 5% to 529 thousand, as compared to 506 thousand during the quarter ended June 30, 2013. DARTs from cleared customers for the quarter ended June 30, 2014 increased 5% to 484 thousand, as compared to 463 thousand during the quarter ended June 30, 2013.

Net interest income increased $18.6 million, or 32% in the quarter ended June 30, 2014 as compared to the second quarter in 2013.  The increase in net interest income was attributable to higher net customer interest of $13.2 million, due to  a $4.76 billion increase in average customer credit balances and a $4.22 billion increase in average margin borrowings; as well as, higher net fees from securities lending transactions of $7.7 million. The average Fed Funds effective rate decreased by approximately three basis points to 0.09% for the quarter ended June 30, 2014 from the year-ago quarter.

Electronic brokerage non‑interest expenses for the quarter ended June 30, 2014 totaled $89.2 million, unchanged from the quarter ended June 30, 2013. Within non‑interest expenses, execution and clearing expenses decreased by $5.7 million due to lower futures volume.  Employee compensation and benefits expenses increased by $1.1 million, or 6% during the quarter ended June 30, 2014 as compared to the second quarter in 2013. The increase in employee compensation and benefits expense reflects an average increase in the number of brokerage employees of 11%. General and administrative expenses increased $4.0 million, during the quarter ended June 30, 2014 as compared to the year-ago quarter, primarily due to increased professional services expenses and higher administrative and consulting fees. As a percentage of total net revenues, non‑interest expenses decreased to 40% from 42% for the quarter ended June 30, 2014 as compared to the corresponding period in 2013.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Electronic brokerage total net revenues for the six months ended June 30, 2014 increased $36.5 million, or 9%, to $444.3 million, from $407.8 million during the six months ended June 30, 2013, primarily due to higher net interest income. Commissions and execution fees increased $3.4 million, or 1%, as a result of mixed cleared customer volume, offset by a lower average commission per customer order.  Cleared customer volume rose in options contracts and stock share volume by 18% and 97%, respectively, while futures contracts volume decreased by 5% for the six months ended June 30, 2014 from the corresponding period in 2013.  Total DARTs from cleared and execution‑only customers for the six months ended June 30, 2014 increased 14% to 555 thousand, as compared to 486 thousand during the six months ended June 30, 2013. DARTs from cleared customers for the six months ended June 30, 2014 increased 14% to 505 thousand, as compared to 443 thousand during the six months ended June 30, 2013.

Net interest income increased $30.9 million, or 28% in the six months ended June 30, 2014 as compared to the corresponding period in 2013.  The increase in net interest income was attributable to higher net customer interest of $18.0 million, due to a  $4.97 billion increase in average customer credit balances and a $4.05 billion increase in average margin borrowings; as well as higher net fees from securities lending transactions of $15.9 million. The average Fed Funds effective rate decreased by approximately five basis points to 0.08% for the six months ended June 30, 2014 from the prior year period.

Electronic brokerage non‑interest expenses for the six months ended June 30, 2014 increased $5.1 million, or 3%, as compared to the six months ended June 30, 2013. Within non‑interest expenses, execution and clearing expenses decreased by $4.8 million due to lower average overall daily trade volume from the year-ago period.  Employee compensation and benefits expenses increased by $1.8 million, or 5% during the six months ended June 30, 2014 as compared to the year-ago period.  The increase in employee compensation and benefits expense reflects a 10% increase in the number of brokerage employees from the same period last year. General and administrative expenses increased $7.4 million during the six months ended June 30, 2014 as compared to the year-ago period, primarily due to increased software development costs, professional services expenses and advertising costs.   As a percentage of total net revenues, non‑interest expenses decreased to 40% from 43% for the six months ended June 30, 2014 as compared to the corresponding period in 2013.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

	(in millions)
Revenues:
Trading gains	$84.0	$59.1	$211.5	$78.1
Interest income	11.4	12.7	25.1	24.3
Other income	1.5	3.8	1.6	4.1
Total revenues	96.9	75.6	238.2	106.5
Interest expense	5.0	8.2	13.2	15.5
Total net revenues	91.9	67.4	225.0	91.0

Non-interest expenses:
Execution and clearing	16.7	24.8	34.2	48.1
Employee compensation and benefits	11.5	17.0	22.7	26.3
Occupancy, depreciation and amortization	1.7	1.6	3.3	3.2
Communications	2.5	2.0	4.8	4.2
General and administrative	13.0	14.4	25.4	30.6
Total non-interest expenses	45.4	59.8	90.4	112.4

Income before income taxes	$46.5	$7.6	$134.6	$(21.4)

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Market making total net revenues for the quarter ended June 30, 2014 increased $24.5 million, or 36%, to $91.9 million, from $67.4 million during the quarter ended June 30, 2013.  Trading gains for the quarter ended June 30, 2014 increased $24.9 million, or 42% from the year-ago quarter.  As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in proportion to a basket of currencies we call the GLOBAL. The increase in trading gains was driven by a currency translation gain of $15.2 million in the quarter ended June 30, 2014 as compared to a $42.9 million loss in the second quarter last year. A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Trading gains were negatively impacted by a 14% decrease in volatility, as measured by the VIX®, which decreased to 12.8, as well as by a 22% decrease in the ratio of actual to implied volatility for the quarter ended June 30, 2014 as compared to the year‑ago period. As a result, our trading gains, after removing the effects of currency translation, were 32% lower than those of the year-ago quarter.

Market making options and futures contract volumes and stock share volumes decreased 33%, 23% and 27%, respectively, in the quarter ended June 30, 2014 as compared the year-ago quarter.

Net interest income for the quarter ended June 30, 2014 increased by $1.9 million, or 42%, to $6.4 million, driven by higher interest earned on firm cash balances and an increase in net fees earned from securities lending transactions. As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets. In the quarter ended June 30, 2014, these factors, together with securities lending activity, produced more net interest income than in the second quarter of 2013.

Market making non‑interest expenses for the quarter ended June 30, 2014 decreased $14.4 million, or 24%, as compared to the quarter ended June 30, 2013. The decrease primarily resulted from a $8.1 million decrease in execution and clearing fees and a $1.4 million decrease in general and administrative expenses during the quarter ended June 30, 2014 as compared to 2013. The decrease in execution and clearing fees was driven by lower volumes across all product classes.  General and administrative expenses reflect reductions in administrative and consulting fees and transaction taxes from the year-ago quarter.  As a percentage of total net revenues, market making non‑interest expenses were 49% and 89% for the quarters ended June 30, 2014 and 2013, respectively.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Market making total net revenues for the six months ended June 30, 2014 increased in $134.0 million, or 147%, to $225.0 million, from $91.0 million during the six months ended June 30, 2013. Trading gains for the six months ended June 30, 2014 increased $133.4 million, or 171% from the year-ago period. As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in proportion to a basket of currencies we call the GLOBAL. The increase in trading gains was driven by a currency translation gain of $36.1 million in the six months ended June 30, 2014 as compared to a $103.7 million loss in the year-ago period.   A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Trading gains were negatively impacted by a 3% decrease in average volatility, as measured by the VIX®, which decreased to 13.8, as well as, a 10% decrease in the ratio of actual to implied volatility for the six months ended June 30, 2014 as compared to the year‑ago period. As a result, our trading gains, after removing the effects of currency translation, were 3% lower than those of the year-ago period.

Market making options and futures contract volume and stock share volumes decreased 25%, 10%, and 16%, respectively, in the six months ended June 30, 2014 as compared the year-ago period.

Net interest income for the six months ended June 30, 2014 increased by $3.1 million, or 35%, to $11.9 million, driven by higher interest earned on firm cash balances and an increase in net fees earned from securities lending transactions. As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets. In the six months ended June 30, 2014, these factors, together with securities lending activity, produced more net interest income than in the first six months of 2013.

Market making non‑interest expenses for the six months ended June 30, 2014 decreased $22.0 million, or 20%, as compared to the six months ended June 30, 2013. The decrease primarily resulted from a $13.9 million decrease in execution and clearing fees and a $5.2 million decrease in general and administrative expenses during the six months ended June 30, 2014 as compared to the same period last year.  The decrease in execution and clearing fees was driven by lower volume across all product classes.  General and administrative expenses reflect a reduction in administrative and consulting fees, primarily software development, of $3.6 million from the year-ago period.  As a percentage of total net revenues, market making non‑interest expenses were 40% and 124% for the six months ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet.  The majority of our assets consist of exchange-listed marketable securities, which are marked-to-market daily, cash and securities segregated for customers, and collateralized receivables arising from customer-related and proprietary securities transactions.  Collateralized receivables consist primarily of securities borrowed, customer margin loans, receivables from clearing houses for settlement of securities transactions and securities purchased under agreements to resell.  At June 30, 2014, total assets were $40.16 billion of which approximately $39.71 billion, or 98.9%, were considered liquid and consisted predominantly of customers’ cash, collateralized receivables and marketable securities.

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

We actively manage our excess liquidity and we maintain significant borrowing facilities through the securities lending markets and with banks. As a general practice, we maintain sufficient levels of cash on hand to provide us with a buffer should we need immediately available funds for any reason.    To provide additional liquidity and to further increase our regulatory capital reserves, we maintain a committed senior secured revolving credit facility from a syndicate of banks (see “Principal Indebtedness” below). As of June 30, 2014, we had no borrowings under these facilities.

Liability balances in connection with our payables to customers and securities loaned as of June 30, 2014 were higher than their respective average balances during the previous six months.  Liability balances in connection with our short-term borrowings as of June 30, 2014 were lower than their respective average balances during the previous six months

Based on our current level of operations, we believe our cash flows from operations and available cash will be adequate to meet our future liquidity needs for more than the next twelve months.

Cash and cash equivalents held by the Company’s non-U.S. operating companies at June 30, 2014 were $459.0 million ($421.2 million at December 31, 2013).  These funds are primarily intended to finance each individual Operating Company’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC.  The Company currently has no intention to repatriate further amounts from non-U.S. operating companies.  In the event dividends were to be paid to the Company in the future by a non-U.S. operating company, as occurred in connection with the special dividend in December 2010 and, in part, in December 2012, the Company would be required to accrue and pay income taxes on such dividends to the extent that U.S. income taxes had not been paid previously on the income of the paying company.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth.  Our consolidated equity increased to $5.28 billion at June 30, 2014 from $4.90 billion at June 30, 2013 as a result twelve months of comprehensive earnings partially offset by dividends paid during the last four quarters.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2014	2013
Net cash used in operating activities	$(203.7)	$(172.3)
Net cash provided by investing activities	215.5	36.1
Net cash used in financing activities	(239.9)	(177.7)
Effect of exchange rate changes on cash and cash equivalents	14.5	(63.0)
Decrease in cash and cash equivalents	$(213.6)	$(376.9)

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

Six months ended June 30, 2014:  Our cash and cash equivalents decreased by $213.6 million to $999.6 million for the six months ended June 30, 2014.  We used $203.7 million in net cash in operating activities.  We used net cash of $24.4 million in investing and financing activities, primarily due to distributions  made to Holdings, dividends paid to common stockholders and purchases of other investments, offset by the sale of other investments.  Distributions paid to Holdings in the six months ended June 30, 2014 included $102.7 million related to the funding of payments pursuant to the Tax Receivable Agreement (Note 4).

Six months ended June 30, 2013:  Our cash and cash equivalents decreased by $376.9 million to $1,003.7 million for the six months ended June 30, 2013.  We used $172.3 million in net cash in operating activities.  We used net cash of $141.6 million in our investing and financing activities primarily due to a decrease in short-term borrowings and distributionss  made to Holdings and dividends paid to common stockholders.

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

At June 30, 2014, aggregate excess regulatory capital for all of the Operating Companies was $3.23 billion.  The following table summarizes capital, capital requirements and excess regulatory capital (millions):

	Net Capital/
	Eligible Equity	Requirement	Excess
IB LLC	$2,262.1	$332.6	$1,929.5
TH LLC	436.0	60.3	375.7
THE	706.8	197.2	509.6
Other regulated Operating Companies	465.3	47.1	418.2
	$3,870.2	$637.2	$3,233.0

At June 30, 2014, all of the Operating Companies were in compliance with their respective regulatory capital requirements.

For additional information regarding our net capital requirements see note 13 to the condensed consolidated financial statements in Part I , Item 1 of this Quarterly Report on Form 10-Q.

Principal Indebtedness

IBG LLC is the borrower under a $100.0 million senior secured revolving credit facility, which had no balance outstanding as of June 30, 2014.  On August 8, 2014 IBG LLC elected to terminate this credit facility.

Senior Secured Revolving Credit Facility

On May 17, 2012, IBG LLC entered into a $100 million three-year senior secured revolving credit facility with a syndicate of banks.  This credit facility replaced a similar two-year facility that expired on May 17, 2012.  IBG LLC is the sole borrower under this credit facility.  The facility’s interest rate is indexed to the  British Bankers Association LIBOR rate or the overnight federal funds rate for the relevant term, at the borrower’s option, and is secured by a first priority interest in all of the capital stock of each entity owned directly by IBG LLC (subject to customary limitations with respect to foreign subsidiaries).  The facility may be used to finance working capital needs and general corporate purposes, including downstreaming funds to IBG LLC’s regulated broker‑dealer subsidiaries as regulatory capital.  This allows IBG LLC to take advantage of market opportunities when they arise, while maintaining substantial excess regulatory capital.  The financial covenants contained in this credit facility are as follows:

•	minimum consolidated shareholders’ equity, as defined, of $3.6 billion, with quarterly increases equal to 25% of positive consolidated income;

•	maximum total debt to capitalization ratio of 30%;

•	minimum liquidity ratio of 1.0 to 1.0; and

•	maximum total debt to net regulatory capital ratio of 35%.

At June 30, 2014, IBG LLC was in compliance with all of the covenants of this credit facility.  At maturity, subject to meeting certain terms of the facility, the Company will have an option to convert the facility to a one-year term loan.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware.  These expenditure items are reported as property and equipment.  Capital expenditures for property and equipment were approximately $9.5 million and $7.9 million for the six months ended June 30, 2014 and 2013, respectively.  We anticipate that our 2014 gross capital expenditures will be higher than in 2013 as we continue the expansion of our network, data center and backup facilities.  In the future, we plan to meet capital expenditure needs as we continue our focus on technology infrastructure initiatives to further enhance our competitive position.    We anticipate that we will fund capital expenditures with cash from operations and cash on hand.  In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our financial resources.  If we pursue any strategic acquisitions, we may incur additional capital expenditures.

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

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own.  At June 30, 2014, there were no definitive agreements with respect to any material acquisition.

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

Critical Accounting Policies

Fair Value

Substantially all of IBG, Inc.’s assets and liabilities, including financial instruments are carried at fair value based on published market prices and are marked to market, or are assets and liabilities which are short‑term in nature and are carried at amounts that approximate fair value.

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

Currency forward contracts are valued using broadly distributed bank and broker prices, and are classified as Level 2 financial instruments as such instruments are not exchange‑traded. Other securities that are not traded in active markets are also classified in Level 2. Level 3 financial instruments are comprised of securities that have been delisted or otherwise are no longer tradable and have been valued by the Company based on internal estimates.

Other fair value investments, reported in other assets in the accompanying condensed consolidated statement of financial condition and in Note 6—Financial Assets and Financial Liabilities to the condensed consolidated financial statements in Part I Item 1 of this quarterly report of Form 10-Q, are comprised of financial instruments that the Company does not carry in its market making business, which were comprised of listed stocks and options, and corporate debt securities.  These investments are generally reported as Level 2 financial instruments, except for unrestricted listed equities, which are classified as Level 1 financial instruments.  Other fair value liabilities are comprised of unrestricted listed equities which are classified as Level 1 financial instruments.

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

We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and consolidate IBG LLC’s financial results into our financial statements. We hold approximately 14.1% ownership interest in IBG LLC. Holdings is owned by the original members of IBG LLC and holds approximately 85.9% ownership interest in IBG LLC. Our share of IBG LLC’s net income is approximately 14.1% and similarly, outstanding shares of our common stock represent approximately 14.1% of the outstanding membership interests of IBG LLC.

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

Stock‑Based Compensation

IBG, Inc. follows ASC 718, Compensation—Stock Compensation, to account for its stock‑based compensation plans. ASC 718 requires all share‑based payments to employees to be recognized in the condensed consolidated financial statements using a fair value‑based method. Grants, which are denominated in U.S. dollars, are communicated to employees in the year of grant, thereby establishing the fair value of each grant. The fair value of awards granted to employees are generally expensed as follows—50% in the year of grant in recognition of plan forfeiture provisions (described below) and the remaining 50% over the related vesting period utilizing the “graded vesting” method permitted under ASC 718‑10. In the case of “retirement eligible” employees (those employees older than 59), 100% of awards are expensed when granted.

Awards granted under the stock‑based compensation plans are subject to forfeiture in the event an employee ceases employment with the Company. The plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post‑employment provisions will forfeit 50% of unvested previously granted awards unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested awards previously granted.

Contingencies

Our policy is to estimate and accrue for potential losses that may arise out of litigation and regulatory proceedings, to the extent that such losses are probable and can be estimated, in accordance with ASC 450, Contingencies. Potential losses that might arise out of tax audits, to the extent that such losses are “more likely than not,” would be estimated and accrued in accordance with ASC 740‑10. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case‑by‑case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience with and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred.

We have been from time to time subject to certain pending and legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred. As of June 30, 2014, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period. As of June 30, 2014 and December 31, 2013, reserves provided for potential losses related to litigation matters were not material.

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

Deferred income tax assets and liabilities arise from temporary differences between the tax and financial statement recognition of the underlying assets and liabilities. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax‑planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax‑planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). Deferred income taxes have not been provided for U.S. tax liabilities or for additional foreign taxes on the unremitted earnings of foreign subsidiaries that have been indefinitely reinvested.

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

Recently Issued Accounting Pronouncements

Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates (“ASUs”) as the means to add to or delete from, or otherwise amend the ASC. In 2014, prior to the issuance of the Company’s condensed consolidated financial statements, ASUs 2014‑01 through 2014‑14 have been issued. Following is a summary of recently issued ASUs that have affected or may affect the Company’s condensed consolidated financial statements Adoption of those ASUs that became effective during 2014 prior to the issuance of the Company’s condensed consolidated financial statements, did not have a material effect on those financial statements.

	Affects	Status

ASU 2013-05

Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity

Effective for fiscal periods beginning on or after December 15, 2013.

ASU 2014-06	Technical Corrections and Improvements Related to Glossary Terms	Effective on issuance in March 2014.

ASU 2014-09	Revenue from Contracts with Customers (Topic 606)	Effective for fiscal periods beginning on or after December 15, 2016.

ASU 2014-11	Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.	Effective for the first interim or annual period beginning after December 15, 2014.

Adoption of those ASUs that became effective during 2014 prior to the issuance of the Company’s condensed consolidated financial statements, did not have a material effect on those financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks. Our exposures to market risks arise from assumptions built into our pricing models, equity price risk, foreign currency exchange rate fluctuations related to our international operations, changes in interest rates which impact our variable‑rate debt obligations, and risks relating to the extension of margin credit to our customers.

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, the Company incurs trading‑related market risk as a result of activities in the market making segment, where the substantial majority of the Company’s Value‑at‑Risk (“VaR”) for market risk exposures is generated. In addition, the Company incurs non‑trading‑related market risk primarily from investment activities and foreign currency exposure held in the equity of the Company’s non‑market making foreign affiliates, i.e., its non‑U.S. brokerage affiliates and information technology affiliates.

The Company uses various risk management tools in managing its market risk, which are embedded in its real‑time market making systems. We employ certain hedging and risk management techniques to protect us from a severe market dislocation. Our risk management policies are developed and implemented by our Chairman and our steering committee, which is comprised of senior executives of our various companies. Our market-making strategy is to calculate quotes a few seconds ahead of the market and execute small trades at a tiny but favorable differential as a result. This is made possible by our proprietary pricing model, which evaluates and monitors the risks inherent in our portfolio, assimilates market data and reevaluates the outstanding quotes in our portfolio each second. Our model automatically rebalances our positions throughout each trading day to manage risk exposures both on our options and futures positions and the underlying securities, and will price the increased risk that a position would add to the overall portfolio into the bid and offer prices we post. Under risk management policies implemented and monitored primarily through our computer systems, reports to management, including risk profiles, profit and loss analysis and trading performance, are prepared on a real‑time basis as well as daily and periodical bases. Although our market making is completely automated, the trading process and our risk are monitored by a team of individuals who, in real time, observe various risk parameters of our consolidated positions. Our assets and liabilities are marked‑to‑market daily for financial reporting purposes and re‑valued continuously throughout the trading day for risk management and asset/liability management purposes.

The Company uses a covariant VaR methodology to measure, monitor and review the market risk of its market making portfolios, with the exception of fixed income products, and its currency exposures. The risk of fixed income products, which comprise U.S. corporate bonds and U.S. Treasury securities, is measured using a stress test.

Pricing Model Exposure

As described above, our proprietary pricing model, which continuously evaluates and monitors the risks inherent in our portfolio, assimilates market data and reevaluates the outstanding quotes in our entire portfolio each second. Certain aspects of the model rely on historical prices of securities. If the behavior of price movements of individual securities diverges substantially from what their historical behavior would predict, we might incur trading losses. We attempt to limit such risks by diversifying our portfolio across many different options, futures and underlying securities and avoiding concentrations of positions based on the same underlying security. Historically, our losses from such events have been immaterial in comparison to our annual trading profits.

Foreign Currency Exposure

As a result of our international market making activities and accumulated earnings in our foreign subsidiaries, our income and net worth is exposed to fluctuations in foreign exchange rates. Our European operations and some of our Asian operations are conducted by our Swiss subsidiary, THE. THE is regulated by the Swiss Financial Market Supervisory Authority as a securities dealer and its financial statements are presented in Swiss francs. Accordingly, THE is exposed to certain foreign exchange risks as described below:

•THE buys and sells futures contracts and securities denominated in various currencies and carries bank balances and borrows and lends such currencies in its regular course of business. At the end of each accounting period THE’s assets and liabilities are translated into Swiss francs for presentation in its stand-alone financial statements. The resulting gains or losses are reported as translation gain or loss in THE’s income statement. When we prepare our condensed consolidated financial statements, THE’s Swiss franc balances are translated into U.S. dollars for U.S. GAAP purposes. THE’s translation gains or losses are reported in on IBG, Inc.’s consolidated statement of comprehensive income, included in trading gains.

•THE’s net worth is carried on THE’s books in Swiss francs in accordance with Swiss accounting standards. At the end of each accounting period, THE’s net worth is translated at the then prevailing exchange rate into U.S. dollars and the resulting gain or loss is reported as OCI in our consolidated statement of financial condition and consolidated statement of comprehensive income. To a smaller extent, our other non‑U.S. subsidiaries also generate OCI.

We have taken the approach of not hedging the above exposures to the U.S. dollar, based on the notion that the cost of constantly hedging over the years would amount to more than the random impact of rate changes on our non‑U.S. dollar balances. For instance, an increase in the value of the Swiss franc would be unfavorable to the earnings of THE but would be counterbalanced to some extent by the fact that the yearly translation gain or loss into U.S. dollars is likely to move in the opposite direction.

Since 2005, we have expanded our market making systems to incorporate cash forex and forex options to hedge our currency exposure at little or no cost and to hedge our currency exposure throughout each day on a continuous basis. In connection with the development of our currency strategy, we determined to base our net worth in GLOBALs, a basket of currencies. Periodically, we re‑evaluate the composition of the GLOBAL; in 2011 we expanded the composition of the GLOBAL from six to 16 currencies. The table below shows a comparison of the U.S. dollar equivalent of the GLOBAL as June 30, 2013 and 2014.

		As of 6/30/2013				As of 6/30/2014
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.41	1.0000	0.410	38.6%	1,889.2	1.0000	0.410	37.8%	1,996.3	-0.8%
EUR	0.17	1.3010	0.221	20.8%	1,019.1	1.3692	0.233	21.5%	1,133.4	0.7%
JPY	10.00	0.0101	0.101	9.5%	464.7	0.0099	0.099	9.1%	480.5	-0.4%
GBP	0.03	1.5213	0.046	4.3%	210.3	1.7107	0.051	4.7%	249.9	0.4%
CAD	0.04	0.9507	0.038	3.6%	175.2	0.9372	0.037	3.5%	182.5	-0.1%
BRL	0.08	0.4480	0.036	3.4%	165.1	0.4516	0.036	3.3%	175.9	0.0%
CHF	0.03	1.0583	0.032	3.0%	146.3	1.1276	0.034	3.1%	164.7	0.1%
INR	2.00	0.0168	0.034	3.2%	154.8	0.0167	0.033	3.1%	162.1	-0.1%
HKD	0.25	0.1289	0.032	3.0%	148.5	0.1290	0.032	3.0%	157.1	-0.1%
AUD	0.03	0.9140	0.027	2.6%	126.3	0.9433	0.028	2.6%	137.8	0.0%
KRW	28.00	0.0009	0.025	2.3%	112.9	0.0010	0.028	2.6%	134.7	0.2%
MXN	0.30	0.0772	0.023	2.2%	106.8	0.0771	0.023	2.1%	112.6	0.0%
SEK	0.09	0.1492	0.013	1.3%	61.9	0.1496	0.013	1.2%	65.6	0.0%
NOK	0.06	0.1648	0.010	0.9%	45.5	0.1630	0.010	0.9%	47.6	0.0%
SGD	0.01	0.7886	0.008	0.7%	36.3	0.8021	0.008	0.7%	39.1	0.0%
DKK	0.04	0.1744	0.007	0.7%	32.2	0.1837	0.007	0.7%	35.8	0.0%
			$1.062	100.0%	$4,895.1		$1.083	100.0%	$5,275.6	0.0%

Because we conduct business in many countries and many currencies, we consider ourselves a global enterprise rather than a U.S. dollar based company. Accordingly, we actively manage our currency exposure by maintaining our equity in GLOBALs.  The U.S. dollar value of the GLOBAL increased to  $1.083 from  $1.062, or 2%, at June 30, 2014 as compared to June 30, 2013.  At June 30, 2014, approximately 62% of our equity was denominated in currencies other than U.S. dollars.

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

Interest Rate Risk

We had no variable‑rate debt outstanding at June 30, 2014.  Under our senior secured revolving credit facility, we have the ability to choose borrowing tenors from overnight to twelve months, which permits us to minimize the risk of interest rate fluctuations.

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

We expect this kind of exposure to increase with growth in our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off‑balance‑sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of June 30, 2014, we had $15.32 billion in margin credit extended to our customers. The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. As a matter of practice, we enforce real‑time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

We have a comprehensive policy implemented in accordance with regulatory standards to assess and monitor the suitability of investors to engage in various trading activities. To mitigate our risk, we also continuously monitor customer accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us.

Our credit exposure is to a great extent mitigated by our policy of automatically evaluating each account throughout the trading day and closing out positions automatically for accounts that are found to be under‑margined. While this methodology is effective in most situations, it may not be effective in situations where no liquid market exists for the relevant securities or commodities or where, for any reason, automatic liquidation for certain accounts has been disabled.

Value‑at‑Risk

The Company estimates VaR using an historical approach, which uses the historical daily price returns of underlying assets as well as estimates of the end of day implied volatility for options. The Company’s one‑day VaR is defined as the unrealized loss in portfolio value that, based on historically observed market risk factors, would have been exceeded with a frequency of one percent, based on a calculation with a confidence interval of 99%.

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

Under the supervision and with the participation of our management, including our CEO and our CFO, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Exchange Act Rule 13a‑15(e). Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Management, including our CEO and our CFO, assessed the effectiveness of IBG, Inc.’s internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth in Internal Control‑Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment and those criteria, management concluded that IBG, Inc. maintained effective internal control over financial reporting as of June 30, 2014.

Changes to Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

11.1

Statement Re; Computation of Earnings per Common Share (the calculation of per share earnings is disclosed in Part II, Item 8, Note 4 to the Consolidated Financial Statements “Equity and Earnings per Share” and is omitted in accordance with Item 601 Section (b)(11) of Regulation S-K).

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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the annual period ending June 30, 2014, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, (iv) the Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Unaudited Condensed Consolidated Financial Statements tagged in detail levels 1-4.

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

Date: August 11, 2014