Form 10-Q
period 2014-09-30
Interactive Brokers Group, Inc.
filed 2014-11-10
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014 OR

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

As of November 10, 2014, there were 58,463,160 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

INTERACTIVE BROKERS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

 (Unaudited)

	September 30,	December 31,
(in thousands, except share amounts)	2014	2013
Assets
Cash and cash equivalents	$1,010,759	$1,213,241
Cash and securities - segregated for regulatory purposes	15,291,298	13,991,711
Securities borrowed	2,955,064	2,751,501
Securities purchased under agreements to resell	273,536	386,316
Financial instruments owned, at fair value:
Financial instruments owned	2,236,853	3,285,313
Financial instruments owned and pledged as collateral	1,159,323	1,163,531
Total financial instruments owned, at fair value	3,396,176	4,448,844
Receivables:
Customers, less allowance for doubtful accounts of $8,153 and $67,999 at September 30, 2014 and December 31, 2013	17,261,440	13,596,650
Brokers, dealers and clearing organizations	885,333	858,189
Receivable from affiliate	8	55
Interest	46,325	26,489
Total receivables	18,193,106	14,481,383
Other assets	488,267	597,704
Total assets	$41,608,206	$37,870,700
Liabilities and equity
Liabilities:
Financial instruments sold, but not yet purchased, at fair value	$2,649,664	$3,153,673
Securities loaned	3,116,395	2,563,653
Short-term borrowings	59,362	24,635
Payables:
Customers	29,966,079	26,319,420
Brokers, dealers and clearing organizations	238,670	330,956
Payable to affiliate	271,467	287,242
Accounts payable, accrued expenses and other liabilities	108,267	96,026
Interest	5,676	2,969
Total payables	30,590,159	27,036,613
Total liabilities	36,415,580	32,778,574
Commitments, contingencies and guarantees
Equity
Stockholders’ equity
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 57,247,149 and 54,788,049 shares, Outstanding – 57,104,682 and 54,664,095 shares at September 30, 2014 and December 31, 2013	572	548
Class B – Authorized, Issued and Outstanding – 100 shares at September 30, 2014 and December 31, 2013	-	-
Additional paid-in capital	615,943	583,312
Retained earnings	119,423	98,868
Accumulated other comprehensive income, net of income taxes of $868 and $936 at September 30, 2014 and December 31, 2013	18,089	27,028
Treasury stock, at cost, 142,467 and 123,954 shares at September 30, 2014 and December 31, 2013	(3,167)	(2,492)
Total stockholders’ equity	750,860	707,264
Noncontrolling interests	4,441,766	4,384,862
Total equity	5,192,626	5,092,126
Total liabilities and equity	$41,608,206	$37,870,700

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
(in thousands, except for shares or per share amounts)	2014	2013	2014	2013
Revenues:
Trading gains (losses)	$(75,693)	$123,286	$135,839	$201,386
Commissions and execution fees	132,539	120,331	393,531	377,961
Interest income	122,371	74,000	303,281	220,572
Other income	15,887	20,826	52,888	64,999
Total revenues	195,104	338,443	885,539	864,918

Interest expense	24,130	12,191	50,358	38,636

Total net revenues	170,974	326,252	835,181	826,282

Non-interest expenses:
Execution and clearing	52,152	56,016	157,996	180,283
Employee compensation and benefits	49,408	44,242	156,483	148,578
Occupancy, depreciation and amortization	9,393	9,387	28,905	28,705
Communications	5,975	6,125	18,162	17,281
General and administrative	14,665	14,100	41,901	38,904
Total non-interest expenses	131,593	129,870	403,447	413,751

Income before income taxes	39,381	196,382	431,734	412,531

Income tax expense	7,691	10,414	38,092	31,239
Net income	31,690	185,968	393,642	381,292
Less net income attributable to noncontrolling interests	28,499	169,521	356,201	347,910
Net income available for common stockholders	$3,191	$16,447	$37,441	$33,382

Earnings per share:
Basic	$0.06	$0.33	$0.67	$0.68
Diluted	$0.05	$0.32	$0.65	$0.67
Weighted average common shares outstanding:
Basic	57,099,052	49,966,050	55,956,615	48,807,321
Diluted	58,220,070	50,988,214	57,196,113	49,981,664

Comprehensive income:
Net income available for common stockholders	$3,191	$16,447	$37,441	$33,382
Other comprehensive income:
Cumulative translation adjustment, before income taxes	(11,037)	3,691	(9,007)	(4,051)
Income taxes related to items of other comprehensive income	(252)	61	(68)	(335)
Other comprehensive income (loss), net of tax	(10,785)	3,630	(8,939)	(3,716)
Comprehensive income (loss) available for common stockholders	$(7,594)	$20,077	$28,502	$29,666

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	$28,499	$169,521	$356,201	$347,910
Other comprehensive income (loss) - cumulative translation adjustment	(67,154)	26,013	(54,483)	(29,602)
Comprehensive income (loss) attributable to noncontrolling interests	$(38,655)	$195,534	$301,718	$318,308

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months Ended September 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$393,642	$381,292
Adjustments to reconcile net income to net cash provided by (used in)
Deferred income taxes	14,844	11,164
Depreciation and amortization	14,075	13,914
Employee stock plan compensation	31,467	28,086
Losses (gains) on other investments, net	8,908	(2,728)
Bad debt expense	2,504	2,472
Change in operating assets and liabilities:
Increase in cash and securities - segregated for regulatory purposes	(1,301,260)	(512,361)
Increase in securities borrowed	(203,563)	(530,097)
Decrease (increase) in securities purchased under agreements to resell	112,780	(58,870)
Decrease in financial instruments owned, at fair value	1,052,608	119,463
Increase in receivables from customers	(3,667,294)	(2,876,534)
(Increase) decrease in other receivables	(46,933)	352,287
Decrease in other assets	6,095	23,857
Decrease in financial instruments sold, but not yet purchased, at fair value	(504,009)	(692,968)
Increase in securities loaned	552,742	353,734
Increase in payable to customers	3,646,659	3,387,371
Decrease in other payables	(74,050)	(127,594)
Net cash provided by (used in) operating activities	39,215	(127,512)
Cash flows from investing activities:
Purchases of other investments	(420,928)	(189,934)
Proceeds from sales of other investments	497,610	202,245
Distributions received from and redemptions of equity investments	1,074	11,054
Purchase of property and equipment	(13,961)	(12,006)
Net cash provided by investing activities	63,795	11,359
Cash flows from financing activities:
Dividends paid to stockholders	(16,886)	(14,742)
Distributions to noncontrolling interests	(244,159)	(107,698)
Payments made under the Tax Receivable Agreement	(15,752)	-
Increase (decrease) in short-term borrowings, net	34,727	(107,841)
Net cash used in financing activities	(242,070)	(230,281)
Effect of exchange rate changes on cash and cash equivalents	(63,422)	(33,317)
Net decrease in cash and cash equivalents	(202,482)	(379,751)
Cash and cash equivalents at beginning of period	1,213,241	1,380,599
Cash and cash equivalents at end of period	$1,010,759	$1,000,848
Supplemental disclosures of cash flow information:
Cash paid for interest	$47,651	$40,661
Cash paid for taxes	$26,503	$45,243
Non-cash financing activities:
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$28,221	$20,463
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(28,221)	$(20,463)

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Nine Months Ended September 30, 2014 and September 30, 2013

(Unaudited)

	Common Stock

						Accumulated
			Additional			Other	Total	Non-
(in thousands, except for share amounts)	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2014	54,788,049	$548	$583,312	$(2,492)	$98,868	$27,028	$707,264	$4,384,862	$5,092,126
Common stock distributed pursuant to stock plans	2,438,091	24	(24)	75			75	-	75
Compensation for stock grants vesting in the future			4,359				4,359	27,108	31,467
Stock incentive plan adjustment	21,109		75	(750)			(675)	458	(217)
Dividends paid to stockholders					(16,886)		(16,886)	-	(16,886)
Distributions from IBG LLC to noncontrolling interests							-	(244,159)	(244,159)
Adjustments for changes in proportionate ownership in IBG LLC			28,221				28,221	(28,221)	-
Comprehensive income					37,441	(8,939)	28,502	301,718	330,220
Balance, September 30, 2014	57,247,249	$572	$615,943	$(3,167)	$119,423	$18,089	$750,860	$4,441,766	$5,192,626

	Common Stock

						Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2013	47,797,844	$478	$493,912	$(7,718)	$82,072	$29,754	$598,498	$4,214,649	$4,813,147
Common stock distributed pursuant to stock plans	2,298,718	23	(23)	5,200			5,200		5,200
Compensation for stock grants vesting in the future			3,513				3,513	25,488	29,001
Dividends paid to stockholders					(14,742)		(14,742)		(14,742)
Distributions from IBG LLC to noncontrolling interests							-	(107,698)	(107,698)
Adjustments for changes in proportionate ownership in IBG LLC			20,463				20,463	(20,463)	-
Comprehensive income					33,382	(3,716)	29,666	318,308	347,974
Balance, September 30, 2013	50,096,562	$501	$517,865	$(2,518)	$100,712	$26,038	$642,598	$4,430,284	$5,072,882

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Nature of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 14.1% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker and market maker specializing in executing and clearing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 100 electronic exchanges and trading venues around the world and offering custody, prime brokerage, securities and margin lending services to customers. In the United States of America (“U.S.”), the Company’s business is conducted from its headquarters in Greenwich, Connecticut, from Chicago, Illinois and from Jersey City, New Jersey. Abroad, business is conducted through offices located in Canada,  England,  Switzerland,  Liechtenstein,  China (Hong Kong and Shanghai), Japan,  India, and Australia. At September 30, 2014, the Company had 937 employees worldwide.

IBG LLC is a Connecticut limited liability company that conducts its business through its operating subsidiaries (collectively called the “Operating Companies”):  Interactive Brokers LLC (“IB LLC”) and its subsidiary, Interactive Brokers Corp. (“IB Corp”); Interactive Brokers Canada Inc. (“IBC”); Interactive Brokers (U.K.) Limited and its subsidiary, Interactive Brokers (U.K.) Nominee Limited (collectively  “IBUK”); Interactive Brokers Securities Japan, Inc. (“IBSJ”); Interactive Brokers (India) Private Limited (“IBI”);  Timber Hill LLC (“TH LLC”); Timber Hill Europe AG and its subsidiary, Timber Hill (Liechtenstein) AG (collectively “THE”); Timber Hill Securities Hong Kong Limited (“THSHK”); Timber Hill Australia Pty Limited (“THA”); Timber Hill Canada Company (“THC”); Interactive Brokers Financial Products S.A. (“IBFP”); Interactive Brokers Hungary KFT (“IBH”); IB Exchange Corp. (“IBEC”); Interactive Brokers Software Services Estonia OU (“IBEST”) and Interactive Brokers Software Services Russia (“IBRUS”).

The Company operates in two business segments: electronic brokerage and market making. The Company conducts its electronic brokerage business through certain Interactive Brokers subsidiaries, which provide electronic execution and clearing services to customers worldwide. The Company conducts its market making business principally through its Timber Hill subsidiaries on the world’s leading exchanges and market centers, primarily in exchange‑traded equities, equity options and equity‑index options and futures.

Certain of the Operating Companies are members of various securities and commodities exchanges in North America, Europe and the Asia/Pacific region and are subject to regulatory capital and other requirements (see Note 13). IB LLC, IBUK, IBC, IBI and IBSJ carry securities accounts for customers or perform custodial functions relating to customer securities.

2. Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting with respect to Form 10-Q.

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 3, 2014. The condensed consolidated financial information as of December 31, 2013 has been derived from the audited consolidated financial statements not included herein.

These unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary for the fair  presentation of the results for the interim periods presented.  The operating results for interim periods are not necessarily indicative of the operating results for the entire year.

Principles of Consolidation, including Noncontrolling Interests

These condensed consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries.  As sole managing member of IBG LLC, IBG, Inc. exerts control over the IBG LLC’s operations. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation”, the Company consolidates IBG LLC’s financial statements and records the interests in IBG LLC that it does not own as noncontrolling interests.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s policy is to consolidate all other entities in which it owns more than 50% unless it does not have control. All inter‑company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these condensed consolidated financial statements and accompanying notes. These estimates and assumptions are based on judgment and the best available information at the time. Therefore, actual results could differ materially from those estimates. Such estimates include the allowance for doubtful accounts, valuation of certain investments, compensation accruals, current and deferred income taxes, and estimated contingency reserves.

Fair Value

Substantially all of the Company’s assets and liabilities, including financial instruments are carried at fair value based on published market prices and are marked to market, or are assets and liabilities which are short‑term in nature and are carried at amounts that approximate fair value.

The Company applies the fair value hierarchy in accordance with FASB ASC Topic 820, “Fair Value Measurement” (“ASC Topic 820”), to prioritize the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy are:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3	Prices or valuations that require inputs that are both significant to fair value measurement and unobservable.

Financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value are generally classified as Level 1 of the fair value hierarchy. The Company’s Level 1 financial instruments, which are valued using quoted market prices as published by exchanges and clearing houses or otherwise broadly distributed in active markets, include active listed stocks, options, warrants and discount certificates, U.S. and foreign government securities and corporate and municipal bonds.  The Company does not adjust quoted prices for Level 1 financial instruments, even in the event that the Company may hold a large position whereby a purchase or sale could reasonably impact quoted prices.

Currency forward contracts are valued using broadly distributed bank and broker prices, and are classified as Level 2 of the fair value hierarchy as such instruments are not exchange‑traded. Other securities that are not traded in active markets are also classified in Level 2 of the fair value hierarchy. Level 3 financial instruments are comprised of securities that have been delisted or otherwise are no longer tradable and have been valued by the Company based on internal estimates.

Other fair value investments, included in other assets in the condensed consolidated statements of financial condition, are comprised of listed stocks, options, and corporate and municipal bonds that the Company does not carry in its market making business.  These investments are generally reported as Level 2 of the fair value hierarchy, except for unrestricted listed securities, which are classified as Level 1 of the fair value hierarchy, and delisted securities which are classified as Level 3 of the fair value hierarchy.  Other fair value liabilities, included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition, are comprised of unrestricted listed securities which are classified as Level 1 of the fair value hierarchy.

Earnings Per Share

Earnings per share (“EPS”) are computed in accordance with FASB ASC Topic 260,  “Earnings per Share.”   Basic EPS is computed by dividing the net income available for common stockholders by the weighted average number of shares outstanding for that period. Diluted EPS is calculated by dividing the net income available for common stockholders by the diluted weighted average shares outstanding for that period. Diluted EPS includes the determinants of the basic EPS and, in addition, reflects the dilutive effect

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

of shares of common stock estimated to be distributed in the future under the Company’s stock-based compensation plans, with no adjustments to net income available for common stockholders for dilutive potential common shares.

Stock‑Based Compensation

The Company follows FASB ASC Topic 718, “Compensation - Stock Compensation” (“ASC Topic 718”), to account for its stock‑based compensation plans. ASC Topic 718 requires all share‑based payments to employees to be recognized in the condensed consolidated financial statements using a fair value‑based method. Grants, which are denominated in U.S. dollars, are communicated to employees in the year of grant, thereby establishing the fair value of each grant. The fair value of awards granted to employees are generally expensed as follows:  50% in the year of grant in recognition of plan forfeiture provisions (as described below) and the remaining 50% over the related vesting period utilizing the “graded vesting” method permitted under ASC Topic 718. In the case of “retirement eligible” employees (those employees older than 59), 100% of awards are expensed when granted.

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

Cash and Securities - Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets. Securities segregated for regulatory purposes consisted of U.S. Treasury Bills of $4.58 billion and $1.30 billion at September 30, 2014 and December 31, 2013, respectively, and securities purchased under agreements to resell in the amount of $5.25 billion and $6.73 billion as of September 30, 2014 and December 31, 2013, respectively, which amounts approximate fair value.

Securities Borrowed and Securities Loaned

Securities borrowed and securities loaned are recorded at the amount of the cash collateral advanced or received. Securities borrowed transactions require the Company to provide counterparties with collateral, which may be in the form of cash, letters of credit or other securities. With respect to securities loaned, the Company receives collateral, which may be in the form of cash or other securities in an amount generally in excess of the fair value of the securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as permitted contractually. The Company does not net, in the condensed consolidated statements of financial condition, securities borrowed and securities loaned entered into with the same counterparty.

Securities lending fees received and paid by the Company are included in interest income or interest expense, respectively, in the condensed consolidated statements of comprehensive income.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell, which are reported as collateralized financing transactions, are recorded at contract value, plus accrued interest, which approximates fair value. To ensure that the fair value of the underlying collateral remains sufficient, the collateral is valued daily with additional collateral obtained or excess collateral returned, as permitted under contractual provisions. The Company does not net, in the condensed consolidated statements of financial condition, securities purchased under agreements to resell transactions and securities sold under agreements to repurchase transactions entered into with the same counterparty.

Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased, at Fair Value

Financial instrument transactions are accounted for on a trade date basis. Financial instruments owned and financial instruments sold, but not yet purchased are stated at fair value based upon quoted market prices. All firm‑owned financial instruments pledged to counterparties where the counterparty has the right, by contract or custom, to sell or repledge the financial instruments are reported as financial instruments owned and pledged as collateral in the condensed consolidated statements of financial condition.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company also enters into currency forward contracts. These transactions, which are also accounted for on a trade date basis, are agreements to exchange a fixed amount of one currency for a specified amount of a second currency at completion of the currency forward contract term. Unrealized mark‑to‑market gains and losses on currency forward contracts are included in financial instruments owned, at fair value or financial instruments sold, but not yet purchased, at fair value in the condensed consolidated statements of financial condition.

Customer Receivables and Payables

Customer securities transactions are recorded on a settlement date basis and customer commodities transactions are recorded on a trade date basis. Receivables from and payables to customers include amounts due on cash and margin transactions, including futures contracts transacted on behalf of customers. Securities owned by customers, including those that collateralize margin loans or other similar transactions, are not reported in the condensed consolidated statements of financial condition. Amounts receivable from customers that are determined by management to be uncollectible are expensed and included in general and administrative expense in the condensed consolidated statements of comprehensive income.

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables and payables to brokers, dealers and clearing organizations include net receivables and payables from unsettled trades, including amounts related to futures and options on futures contracts executed on behalf of customers, amounts receivable for securities not delivered by the Company to the purchaser by the settlement date (“fails to deliver”) and cash margin deposits. Payables to brokers, dealers and clearing organizations also include amounts payable for securities not received by the Company from a seller by the settlement date (“fails to receive”).

Investments

The Company makes certain strategic investments related to its business and accounts for these investments under the cost method of accounting or under the equity method of accounting as required under FASB ASC Topic 323, “Investments—Equity Method and Joint Ventures.”   Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of the Company’s initial investment and are adjusted each period for the Company’s share of the investee’s income or loss. The Company’s share of the income or losses from equity method investments is included in other income in the condensed consolidated statements of comprehensive income. The recorded amounts of the Company’s equity method investments, $34.7 million at September 30, 2014 ($27.5 million at December 31, 2013), which are included in other assets in the condensed consolidated statements of financial condition, increase or decrease accordingly. Contributions paid to and distributions received from equity method investees are recorded as additions or reductions, respectively, to the respective investment balance.

The Company also holds exchange memberships and investments in equity securities of certain exchanges as required to qualify as a clearing member, and strategic investments in corporate stock that do not qualify for equity method accounting. Such investments, $30.1 million at September 30, 2014 ($27.6 million at December 31, 2013), are recorded at cost or, if an other‑than‑temporary impairment in value has occurred, at a value that reflects management’s estimate of the impairment, and are also included in other assets in the condensed consolidated statements of financial condition. Dividends received from cost basis investments are included in other income in the condensed consolidated statements of comprehensive income when such dividends are received.

A judgmental aspect of accounting for investments is evaluating whether an other‑than‑temporary decline in the value of an investment has occurred. The evaluation of an other‑than‑temporary impairment is dependent on specific quantitative and qualitative factors and circumstances surrounding an investment, including recurring operating losses, credit defaults and subsequent rounds of financing.  The Company’s equity investments do not have readily determinable market values. All investments are reviewed for changes in circumstances or occurrence of events that suggest the Company’s investment may not be recoverable. If an unrealized loss on any investment is considered to be other‑than‑temporary, the loss is recognized in the period the determination is made

The Company also has certain investments (which are not considered core business activities) that are accounted for at fair value (see Note 6) and included in other assets in the condensed consolidated statements of financial condition.  Gains and losses related to these investments are included in other income in the condensed consolidated statements of comprehensive income.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Property and Equipment

Property and equipment, which is included in other assets in the condensed consolidated statements of financial condition, consists of purchased technology hardware and software, internally developed software, leasehold improvements and office furniture and equipment. Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation and amortization are computed using the straight‑line method. Equipment is depreciated over the estimated useful lives of the assets, while leasehold improvements are amortized over the lesser of the estimated economic useful life of the asset or the term of the lease. Computer equipment is depreciated over three to five years and office furniture and equipment are depreciated over five to seven years. Qualifying costs for internally developed software are capitalized and amortized over the expected useful life of the developed software, not to exceed three years.

Comprehensive Income and Foreign Currency Translation

The Company’s operating results are reported in the condensed consolidated statements of comprehensive income pursuant to FASB Accounting Standards Update 2011‑05, “Comprehensive Income”.

Comprehensive income consists of two components: net income and other comprehensive income (“OCI”). OCI is comprised of revenues, expenses, gains and losses that are reported in the comprehensive income section of the statements of comprehensive income, but are excluded from reported net income. The Company’s OCI is comprised of foreign currency translation adjustments, net of related income taxes, where applicable. In general, the practice and intention of the Company is to reinvest the earnings of its non‑U.S. subsidiaries in those operations.

The Company’s non‑U.S. domiciled subsidiaries have a functional currency that is other than the U.S. dollar. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at period‑end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the period. Adjustments that result from translating amounts from a subsidiary’s functional currency to the U.S. dollar are reported net of tax, where applicable, in accumulated OCI in the condensed consolidated statements of financial condition.

Revenue Recognition

—Trading Gains (Losses)

Trading gains and losses are recorded on trade date and are reported on a net basis. Trading gains and losses are comprised of changes in the fair value of financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value (i.e., unrealized gains and losses) and realized gains and losses. Included in trading gains (losses) are net gains and losses on stocks, U.S. and foreign government securities, corporate and municipal bonds, options, futures, foreign exchange and other derivative instruments. Dividends are integral to the valuation of stocks and interest is integral to the valuation of fixed income instruments. Accordingly, both dividends and interest income and expense attributable to financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value are reported on a net basis included in trading gains (losses) in the condensed consolidated statements of comprehensive income.

—Commissions and Execution Fees

Commissions charged for executing and clearing customer transactions are recorded on a trade date basis and are reported as commissions and execution fees and the related expenses are reported as execution and clearing expenses in the condensed consolidated statements of comprehensive income.

—Interest Income and Expense

The Company earns interest income and incurs interest expense primarily in connection with its electronic brokerage customer business and its securities lending activities, which are recorded on the accrual basis and are included in interest income and interest expense, respectively, in the condensed consolidated statements of comprehensive income.

—Foreign Currency Transaction Gains and Losses

Foreign currency transaction gains and losses from market making are included in trading gains (losses) in the condensed consolidated statements of comprehensive income. Electronic brokerage foreign currency transaction gains and losses are included in

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

interest income (if arising from currency swap transactions) or other income in the condensed consolidated statements of comprehensive income.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic740, “Income Taxes” (“ASC Topic 740”). The Company’s income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits are based on enacted tax laws (see Note 10) and reflect management’s best assessment of estimated future taxes to be paid. The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Determining income tax expense requires significant judgments and estimates.

The Company recognizes interest related to income tax matters as interest income or expense and penalties related to income tax matters as income tax expense.

Deferred income tax assets and liabilities arise from temporary differences between the tax and financial statements recognition of the underlying assets and liabilities. In evaluating the ability to recover deferred tax assets within the jurisdictions from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax‑planning strategies, and results of recent operations. In projecting future taxable income, historical results are adjusted for changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax‑planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, three years of cumulative operating income (loss) are considered. Deferred income taxes have not been provided for U.S. tax liabilities or for additional foreign taxes on the unremitted earnings of foreign subsidiaries that have been indefinitely reinvested.

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

ASC Topic 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. ASC Topic 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company records tax liabilities in accordance with ASC Topic 740 and adjusts these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in payments that are different from the current estimates of these tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information becomes available.

Recently Issued Accounting Pronouncements

Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates (“ASUs”) as the means to add to or delete from, or otherwise amend the ASC. In 2014, prior to the issuance of the Company’s condensed consolidated financial statements, ASUs 2013-05 through 2014-15 have been issued. Following is a summary of recently issued ASUs that have affected or may affect the Company’s condensed consolidated financial statements:

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Affects	Status

ASU 2013-05

Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity

Effective for fiscal periods beginning on or after December 15, 2013.

ASU 2014-06	Technical Corrections and Improvements Related to Glossary Terms	Effective on issuance in March 2014.

ASU 2014-09	Revenue from Contracts with Customers (Topic 606)	Effective for fiscal periods beginning on or after December 15, 2016

ASU 2014-11	Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.	Effective for the first interim or annual period beginning after December 15, 2014

ASU 2014-12	Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.	Effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.

ASU 2014-15	Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern	Effective for the first interim or annual period ending after December 15, 2016

Adoption of those ASUs that became effective during 2014, prior to the issuance of the Company’s condensed consolidated financial statements, did not have a material effect on those financial statements.

3. Trading Activities and Related Risks

The Company’s trading activities include providing securities market making and brokerage services. Trading activities expose the Company to market and credit risks. These risks are managed in accordance with established risk management policies and procedures. To accomplish this, management has established a risk management process that includes:

•a regular review of the risk management process by executive management as part of its oversight role;

•defined risk management policies and procedures supported by a rigorous analytic framework; and

•articulated risk tolerance levels as defined by executive management that are regularly reviewed to ensure that the Company’s risk‑taking is consistent with its business strategy, capital structure, and current and anticipated market conditions.

Market Risk

The Company is exposed to various market risks. Exposures to market risks arise from equity price risk, foreign currency exchange rate fluctuations and changes in interest rates. The Company seeks to mitigate market risk associated with trading inventories by employing hedging strategies that correlate rate, price and spread movements of trading inventories and related financing and hedging activities. The Company uses a combination of cash instruments and exchange traded derivatives to hedge its market exposures. The following discussion describes the types of market risk faced:

Equity Price Risk

Equity price risk arises from the possibility that equity security prices will fluctuate, affecting the value of equity securities and other instruments that derive their value from a particular stock, a defined basket of stocks, or a stock index. The

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Company is subject to equity price risk primarily in financial instruments held.  The Company attempts to limit such risks by continuously reevaluating prices and by diversifying its portfolio across many different options, futures and underlying securities and avoiding concentrations of positions based on the same underlying security.

Currency Risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments. The Company manages this risk using spot (i.e., cash) currency transactions, currency futures contracts and currency forward contracts.    As a global market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure using hedging strategies that are based on a defined basket of 16 currencies we call the “GLOBAL”.  These strategies minimize the fluctuation of our net worth as expressed in GLOBALs, thereby diversifying our risk in alignment with these global currencies, weighted by our view of their importance. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL as expressed in U.S. dollars affects our earnings.

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect the value of financial instruments. The Company is exposed to interest rate risk on cash and margin balances, positions carried in equity securities, options, and futures and on its debt obligations. These risks are managed through investment policies and by entering into interest rate futures contracts.

Credit Risk

The Company is exposed to risk of loss if an individual, counterparty or issuer fails to perform its obligations under contractual terms (“default risk”). Both cash instruments and derivatives expose the Company to default risk. The Company has established policies and procedures for mitigating credit risk on principal transactions, including reviewing and establishing limits for credit exposure, maintaining collateral, and continually assessing the creditworthiness of counterparties.

The Company’s credit risk is limited in that substantially all of the contracts entered into are settled directly at securities and commodities clearing houses and a small portion is settled through member firms and banks with substantial financial and operational resources. The Company seeks to control the risks associated with its customer margin activities by requiring customers to maintain collateral in compliance with regulatory and internal guidelines.

In the normal course of business, IBG, Inc. executes, settles, and finances various customer securities transactions. Execution of these transactions includes the purchase and sale of securities by the Company that exposes the Company to default risk arising from the potential that customers or counterparties may fail to satisfy their obligations. In these situations, the Company may be required to purchase or sell financial instruments at unfavorable market prices to satisfy obligations to customers or counterparties. Liabilities to other brokers and dealers related to unsettled transactions (i.e., securities fails to receive) are recorded at the amount for which the securities were purchased, and are paid upon receipt of the securities from other brokers or dealers. In the case of aged securities fails to receive, the Company may purchase the underlying security in the market and seek reimbursement for any losses from the counterparty.

For cash management purposes, the Company enters into short‑term securities purchased under agreements to resell and securities sold under agreements to repurchase transactions (“repos”) in addition to securities borrowing and lending arrangements, all of which may result in credit exposure in the event the counterparty to a transaction is unable to fulfill its contractual obligations. Repos are collateralized by securities with a market value in excess of the obligation under the contract. Similarly, securities lending agreements are collateralized by deposits of cash or securities. The Company attempts to minimize credit risk associated with these activities by monitoring collateral values on a daily basis and requiring additional collateral to be deposited with or returned to the Company as permitted under contractual provisions.

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of September 30, 2014, the Company did not have any material concentrations of credit risk.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Off‑Balance Sheet Risks

The Company may be exposed to a risk of loss not reflected in the condensed consolidated financial statements to settle futures and certain over‑the‑counter contracts at contracted prices, which may require repurchase or sale of the underlying products in the market at prevailing prices. Accordingly, these transactions result in off‑balance sheet risk as the Company’s cost to liquidate such contracts may exceed the amounts reported in the Company’s condensed consolidated statements of financial condition.

4. Equity and Earnings Per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC, approximately 85.9% as of September 30, 2014.  The condensed consolidated financial statements reflect the results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC and its subsidiaries. The noncontrolling interests in IBG LLC attributable to Holdings are reported as a component of total equity in the condensed consolidated statements of financial condition, as described below.

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

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As described previously in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of Holdings’ and IBG, Inc.’s respective ownership of IBG LLC. At September 30, 2014 and December 31, 2013, 1,000,000,000 shares of Class A common stock were authorized, of which 57,247,149 and 54,788,049 shares have been issued; and 57,104,682 and 54,664,095 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of September 30, 2014 and December 31, 2013, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of September 30, 2014 and December 31, 2013.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with the 2011 and 2013 redemptions of Holdings member interests in exchange for common stock, which deferred tax assets are included in other assets in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the 2011 and 2013 redemption dates, respectively, as allowable under current tax law. As of September 30, 2014 and December 31, 2013, the unamortized balance of these deferred tax assets was $277.9 million and $294.7 million, respectively.

IBG, Inc. also entered into an agreement (the “Tax Receivable Agreement”) with Holdings to pay Holdings (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of tax basis increases. These payables, net of payments made to Holdings, are reported as payable to affiliate in the Company’s condensed consolidated statements of financial condition.    The remaining 15% is accounted for as a permanent increase to additional paid‑in capital in the Company’s condensed consolidated statements of financial condition.

The cumulative amounts of deferred tax assets, payables to Holdings and credits to additional paid‑in capital arising from stock offerings from the date of the IPO through September 30, 2014 were $420.4 million, $357.4 million and $63.1 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $86.2 million of which $15.7 million was paid in the nine months ended September 30, 2014, pursuant to the terms of the Tax Receivable Agreement.

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

At the time of the IBG, Inc.’s IPO in 2007, three hundred sixty (360) million shares of authorized Common Stock were reserved for future sales and redemptions. From 2008 through 2010, Holdings redeemed 5,013,259 IBG LLC shares with a total value of $114.0 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption these IBG LLC shares were retired. In 2011 and 2013, respectively, IBG, Inc. issued 1,983,624 shares and 4,683,415 shares of Common Stock directly to Holdings in exchange for an equivalent number of shares of member interests in IBG LLC.

As a consequence of these redemption transactions, and distribution of shares to employees (see Note 9), IBG, Inc.’s interest in IBG LLC has increased to approximately 14.1%, with Holdings owning the remaining 85.9% as of September 30, 2014. The redemptions also resulted in an increase in the Holdings interest held by Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 87.6% at September 30, 2014.

On October 24, 2014, the Company issued 1,358,478 shares of Class A Common stock (with a fair value of $35.2 million) to Holdings in exchange for membership interests in IBG LLC equal in number to such number of shares of Common Stock issued by IBG, Inc. As a consequence of this transaction, IBG, Inc.’s interest in IBG LLC increased to approximately 14.5%, with Holdings owning the remaining 85.5%. The redemptions also resulted in an increase in the Holdings interest held by Thomas Peterffy and his affiliates from approximately 87.6% to approximately 88.0%.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Earnings per Share

Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period, presented in thousands, except shares and per share amounts:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic earnings per share:
Net income available for common stockholders	$3,191	$16,447	$37,441	$33,382
Weighted average shares of common stock outstanding:
Class A	57,098,952	49,965,950	55,956,515	48,807,221
Class B	100	100	100	100
	57,099,052	49,966,050	55,956,615	48,807,321
Basic earnings per share	$0.06	$0.33	$0.67	$0.68

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares, presented in thousands, except shares and per share amounts:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Diluted earnings per share:
Net income available for common stockholders	$3,191	$16,447	$37,441	$33,382
Weighted average shares of common stock outstanding:
Class A:
Issued and outstanding	57,098,952	49,965,950	55,956,515	48,807,221
Potentially dilutive common shares issuable pursuant to employee incentive plans	1,121,018	1,022,164	1,239,498	1,174,343
Class B	100	100	100	100
	58,220,070	50,988,214	57,196,113	49,981,664
Diluted earnings per share	$0.05	$0.32	$0.65	$0.67

Member Distributions and Stockholder Dividends

For the nine months ended September 30, 2014, IBG LLC made distributions totaling $283.1 million to its members, of which IBG, Inc.’s proportionate share was $39.0 million.  In March, June and September 2014, the Company paid cash dividends of $0.10 per share of Common Stock, totaling $5.5 million, $5.7 million and $5.7 million, respectively.

On October 21, 2014, the Company declared a cash dividend of $0.10 per common share, payable on December 12, 2014 to shareholders of record as of December 1, 2014.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5. Comprehensive Income

The following table presents comprehensive income and earnings per share on comprehensive income, presented in thousands, except shares and per share amounts:

	Three months ended		Nine months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Comprehensive income (loss) available for common stockholders, net of tax	$(7,594)	$20,077	$28,502	$29,666
Earnings per share on comprehensive income:
Basic	$(0.13)	$0.40	$0.51	$0.61
Diluted	$(0.13)	$0.39	$0.50	$0.59
Weighted average common shares outstanding:
Basic	57,099,052	49,966,050	55,956,615	48,807,321
Diluted	58,220,070	50,988,214	57,196,113	49,981,664

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

6. Financial Assets and Financial Liabilities

Fair Value

The following tables set forth, by level within the fair value hierarchy (see Note 2), financial assets and liabilities, primarily financial instruments owned, at fair value, financial instruments sold, but not yet purchased, at fair value, and other assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, presented in thousands. As required by ASC Topic 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the respective fair value measurement.

	Financial Assets At Fair Value as of September 30, 2014

	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory purposes	$4,577,342	$-	$-	$4,577,342
Financial instruments owned:
Stocks	836,551	-	106	836,657
Options	1,255,124	-	-	1,255,124
Warrants and discount certificates	44,099	-	-	44,099
U.S. and foreign government securities	14,686	1,386	-	16,072
Corporate and municipal bonds	68,735	11,565	-	80,300
Currency forward contracts	-	4,601	-	4,601
Total financial instruments owned	2,219,195	17,552	106	2,236,853
Financial instruments owned and pledged as collateral:
Stocks	1,070,314	-	-	1,070,314
Warrants	307	-	-	307
U.S. and foreign government securities	87,727	-	-	87,727
Corporate and municipal bonds	975	-	-	975
Total financial instruments owned and pledged as collateral	1,159,323	-	-	1,159,323
Total financial instruments owned, at fair value	3,378,518	17,552	106	3,396,176
Other fair value investments, included in other assets:
Stocks and options	34,441	-	162	34,603
Corporate and municipal bonds	-	1,567	-	1,567
Total other fair value investments, included in other assets	34,441	1,567	162	36,170
Total Financial Assets at Fair Value	$7,990,301	$19,119	$268	$8,009,688

	Financial Liabilities At Fair Value as of September 30, 2014

	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Stocks	$1,242,103	$-	$76	$1,242,179
Options	1,317,944	-	-	1,317,944
Warrants and discount certificates	760	-	-	760
U.S. and foreign government securities	-	1,648	-	1,648
Corporate bonds	78,206	8,452	-	86,658
Currency forward contracts	-	475	-	475
Total financial instruments sold, but not yet purchased, at fair value	2,639,013	10,575	76	2,649,664
Other fair value liabilities, included in accounts payable, accrued expenses and other liabilities
Stocks and options	64	-	-	64
Total other fair value liabilities, included in accounts payable, accrued expenses and other liabilities	64	-	-	64
Total Financial Liabilities at Fair Value	$2,639,077	$10,575	$76	$2,649,728

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Assets At Fair Value as of December 31, 2013

	Level 1	Level 2	Level 3	Total
Securities segregated for regulatory purposes	$1,300,016	$-	$-	$1,300,016
Financial instruments owned:
Stocks	1,243,914	-	57	1,243,971
Options	1,880,481	-	-	1,880,481
Warrants and discount certificates	57,144	-	-	57,144
U.S. and foreign government securities	4,641	2,102	-	6,743
Corporate and municipal bonds	72,750	18,476	-	91,226
Currency forward contracts	-	5,748	-	5,748
Total financial instruments owned	3,258,930	26,326	57	3,285,313
Financial instruments owned and pledged as collateral:
Stocks	1,097,734	-	-	1,097,734
Warrants	233	-	-	233
U.S. and foreign government securities	64,439	-	-	64,439
Corporate and municipal bonds	1,125	-	-	1,125
Total financial instruments owned and pledged as collateral	1,163,531	-	-	1,163,531
Total financial instruments owned, at fair value	4,422,461	26,326	57	4,448,844
Other fair value investments, included in other assets:
Stocks	25,604	419	101	26,124
Corporate and municipal bonds	1,776	47,896	-	49,672
Mortgage backed securities	-	26,892	-	26,892
Other asset backed securities	-	22,734	-	22,734
Other	-	5,328	-	5,328
Total other fair value investments, included in other assets	27,380	103,269	101	130,750
Total Financial Assets at Fair Value	$5,749,857	$129,595	$158	$5,879,610

	Financial Liabilities At Fair Value as of December 31, 2013

	Level 1	Level 2	Level 3	Total
Financial instruments sold, but not yet purchased, at fair value:
Stocks	$1,266,429	$-	$3	$1,266,432
Options	1,793,248	-	-	1,793,248
Warrants and discount certificates	1,215	-	-	1,215
U.S. and foreign government securities	-	4,412	-	4,412
Corporate bonds	77,936	9,628	-	87,564
Currency forward contracts	-	802	-	802
Total financial instruments sold, but not yet purchased, at fair value	$3,138,828	$14,842	$3	$3,153,673

Transfers between Level 1 and Level 2

Transfers of financial instruments owned and sold, but not yet purchased, at fair value to or from Levels 1 and 2 arise where the market for a specific security has become active or inactive during the period. The fair values transferred are ascribed as if the financial assets or financial liabilities had been transferred as of the end of the period.

During the nine months ended September 30, 2014, the Company reclassified approximately $1.7 million of financial instruments owned, at fair value from Level 1 to Level 2 and reclassified approximately $4.7 million from Level 2 to Level 1. Financial instruments sold, but not yet purchased, at fair value of approximately $1.1 million were reclassified from Level 1 to Level 2 and approximately $1.3 million were reclassified from Level 2 to Level 1. The Company reclassified approximately $1.5 million of other fair value investments, included in other assets, from Level 1 to Level 2.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

During the nine months ended September 30, 2013, the Company reclassified approximately $1.7 million of financial instruments owned, at fair value from Level 1 to Level 2 and reclassified approximately $1.4 million from Level 2 to Level 1.  Financial instruments sold, but not yet purchased, at fair value of approximately $1.3 million were reclassified from Level 1 to Level 2 and approximately $1.5 million were reclassified from Level 2 to Level 1.

Level 3 Financial Assets and Financial Liabilities

The Company’s Level 3 financial assets and financial liabilities are comprised of delisted securities reported within financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value in the condensed consolidated statements of financial condition. The following tables report Level 3 activities for the nine months ended September 30, 2014 and September 30, 2013, presented in thousands:

Financial assets and liabilities—Level 3 activities:

	Financial Assets	Financial Liabilities

Balance, January 1, 2014	$158	$3
Total gains or losses (realized/unrealized) - Included in earnings	99	-
Purchases, issuances and settlements	(44)	-
Transfers in and/or out of Level 3	55	73
Balance, September 30, 2014	$268	$76

	Financial Assets	Financial Liabilities

Balance, January 1, 2013	$-	$-
Total gains or losses (realized/unrealized) - Included in earnings	(184)	77
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	365	(13)
Balance, September 30, 2013	$181	$64

Trading Gains (Losses) from Market Making Transactions

Trading gains and losses from market making transactions reported in the statements of comprehensive income, by major product type, are presented in thousands and comprised of:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Equities	$44,731	$65,562	$196,440	$227,078
Fixed Income	5,706	4,449	17,797	18,920
Foreign Exchange	(126,130)	53,275	(78,398)	(44,727)
Commodities	-	-	-	115
Total Trading gains (losses)	$(75,693)	$123,286	$135,839	$201,386

These transactions are related to the Company’s financial instruments owned and financial instruments sold, but not yet purchased,  at fair value and include both derivative and non‑derivative financial instruments, including exchange traded options and futures. These gains and losses also include market making related dividend and fixed income trading related interest income and expense.

The gains (losses) in the above table are not representative of the integrated trading strategies applied by the Company, which utilizes financial instruments across various product types. Gains and losses in one product type frequently offset gains and losses in other product types.

Netting of Financial Assets and Financial Liabilities

The Company adopted the guidance in ASU 2011‑11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”) and ASU 2013‑ 01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Assets and Liabilities (“ASU 2013-01”) for periods beginning after January 1, 2013. This authoritative guidance requires companies to report disclosures of offsetting assets and liabilities.

The Company does not net securities segregated for regulatory purposes, In addition, securities borrowed and securities loaned, and securities purchased under agreements to resell and securities sold under agreements to repurchase, are presented on a gross basis in the condensed consolidated statements of financial condition. In the tables below, the amounts of derivative financial instruments owned that are not offset in the condensed consolidated statements of financial condition, but could be netted against financial liabilities with specific counterparties under master netting agreements, including clearing houses (exchange traded options, warrants and discount certificates) or over the counter currency forward contract counterparties, are presented to provide financial statement readers with the Company’s estimate of its net exposure to counterparties for these derivative financial instruments.

The following tables, presented in millions, sets forth the netting of financial assets and of financial liabilities as of September 30, 2014 and December 31, 2013, pursuant to the requirements of ASU 2011‑11 and ASU 2013‑01.

	September 30, 2014

		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
		Offset in the	Assets Presented	Condensed Consolidated
		Condensed	in the Condensed	Statement
		Consolidated	Consolidated	of Financial Condition
	Gross Amounts of	Statement of	Statement of
	Recognized	Financial	Financial	Financial	Cash Collateral
	Assets	Condition	Condition	Instruments	Pledged	Net Amount
Offsetting of Financial Assets:
Securities segregated for regulatory purposes -purchased under agreements to resell	$5,253.2 [1]	$-	$5,253.2	$(5,253.2)	$-	$-
Securities borrowed	2,955.1	-	2,955.1	(2,868.1)	-	87.0
Securities purchased under agreements to resell	273.5	-	273.5	(273.5)	-	-
Financial Instruments owned, at fair value:	-			-
Options	1,255.1	-	1,255.1	(1,206.3)	-	48.8
Warrants and discount certificates	44.4	-	44.4	(0.8)	-	43.6
Currency forward contracts	4.6	-	4.6	-	-	4.6
Total	$9,785.9	$-	$9,785.9	$(9,601.9)	$-	$184.0

			Net Amounts of	Gross Amounts Not Offset in the
		Gross Amounts	Liabilities	Condensed Consolidated
		Offset in the	Presented in the	Statement
		Condensed	Condensed	of Financial Condition
		Consolidated	Consolidated
	Gross Amounts of	Statement of	Statement of
	Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Condition	Condition	Instruments	Received	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$3,116.4	$-	$3,116.4	$(3,114.5)	$-	$1.9
Financial instruments sold, but not yet purchased, at fair value:
Options	1,318.0	-	1,318.0	(1,206.3)	-	111.7
Warrants and discount certificates	0.8	-	0.8	(0.8)	-	-
Currency forward contracts	0.5	-	0.5	-	-	0.5
Total	$4,435.7	$-	$4,435.7	$(4,321.6)	$-	$114.1

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2013

		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
		Offset in the	Assets Presented	Condensed Consolidated
		Condensed	in the Condensed	Statement
		Consolidated	Consolidated	of Financial Condition
	Gross Amounts of	Statement of	Statement of
	Recognized	Financial	Financial	Financial	Cash Collateral
	Assets	Condition	Condition	Instruments	Pledged	Net Amount
Offsetting of Financial Assets:
Securities segregated for regulatory purposes - purchased under agreements to resell	$6,734.2 [1]	$-	$6,734.2	$(6,734.2)	$-	$-
Securities borrowed	2,751.5	-	2,751.5	(2,694.6)	-	56.9
Securities purchased under agreements to resell	386.3	-	386.3	(386.3)	-	-
Financial Instruments owned, at fair value:
Options	1,880.5	-	1,880.5	(1,652.8)	-	227.7
Warrants and discount certificates	57.4	-	57.4	(1.2)	-	56.2
Currency forward contracts	5.7	-	5.7	-	-	5.7
Total	$11,815.6	$-	$11,815.6	$(11,469.1)	$-	$346.5

			Net Amounts of	Gross Amounts Not Offset in the
		Gross Amounts	Liabilities	Condensed Consolidated
		Offset in the	Presented in the	Statement
		Condensed	Condensed	of Financial Condition
		Consolidated	Consolidated
	Gross Amounts of	Statement of	Statement of
	Recognized	Financial	Financial	Financial	Cash Collateral
	Liabilities	Condition	Condition	Instruments	Received	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$2,563.7	$-	$2,563.7	$(2,544.6)	$-	$19.1
Financial instruments sold, but not yet purchased, at fair value:
Options	1,793.2	-	1,793.2	(1,652.8)	-	140.4
Warrants and discount certificates	1.2	-	1.2	(1.2)	-	-
Currency forward contracts	0.8	-	0.8	-	-	0.8
Total	$4,358.9	$-	$4,358.9	$(4,198.6)	$-	$160.3

(1)

As of September 30, 2014 and December 31, 2013, the Company had $5.25 billion and $6.73 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Cash and securities—segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

7. Collateralized Transactions

The Company enters into securities borrowing and lending transactions and agreements to repurchase and resell securities to finance trading inventory, to obtain securities for settlement and to earn residual interest rate spreads. In addition, the Company’s customers pledge their securities owned to collateralize margin loans. Under these transactions, the Company either receives or provides collateral, including equity, corporate debt and U.S. government securities. Under many agreements, the Company is permitted to sell or repledge securities received as collateral and use these securities to secure securities purchased under agreements to resell, enter into securities lending transactions or deliver these securities to counterparties to cover short positions.

The Company also engages in securities financing transactions with and for customers through margin lending. Customer receivables generated from margin lending activity are collateralized by customer‑owned securities held by the Company. Customers’ required margin levels and established credit limits are monitored continuously by risk management staff using automated systems. Pursuant to the Company’s policy and as enforced by such systems, customers are required to deposit additional collateral or reduce positions, when necessary to avoid automatic liquidation of their positions.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. At September 30, 2014 and December 31, 2013, approximately $17.26 billion and $13.60 billion, respectively, of customer margin loans were outstanding.

The following table, presented in millions, summarizes the amounts related to collateralized transactions at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013

	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged
Securities lending transactions	$9,593.3	$1,408.9	$9,331.9	$2,504.3
Agreements to resell [1]	5,527.5	5,524.2	7,116.1	7,099.6
Customer margin assets	15,365.2	3,797.3	11,753.3	4,602.9
	$30,486.0	$10,730.4	$28,201.3	$14,206.8

(1)

At September 30, 2014, $5.25 billion or 95% (at December 31, 2013, $6.73 billion, or 95%) of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. At September 30, 2014 and December 31, 2013, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

Financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, at September 30, 2014 and December 31, 2013 are presented in the following table in millions:

	September 30,	December 31,
	2014	2013
Stocks	$1,070.3	$1,097.8
Warrants	0.3	0.2
U.S. and foreign government securities	87.7	64.4
Corporate and municipal bonds	1.0	1.1
	$1,159.3	$1,163.5

8. Senior Secured Revolving Credit Facility

On May 17, 2012, IBG LLC entered into a $100 million three‑year senior secured revolving credit facility with Bank of America, N.A. as administrative agent and Citibank, N.A., as syndication agent. This credit facility replaced a similar two‑year facility that expired on May 18, 2012.  On August 8, 2014 IBG LLC elected to terminate this credit facility.

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

As of September 30, 2014 and December 31, 2013, payables to employees for ROI Dollar Units were $3.1 million and $5.6 million, respectively, all of which were vested. These amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. Compensation expense for the ROI Dollar Unit plan, included in the condensed consolidated statements of comprehensive income was $0.2 million and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively.

2007 ROI Unit Stock Plan

In connection with the IPO, the Company adopted the Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan (the “ROI Unit Stock Plan”). Under this plan, certain employees of IBG LLC who held ROI Dollar Units, at the employee’s option, elected to invest their ROI Dollar Unit accumulated earnings as of December 31, 2006 in shares of common stock. An aggregate of 1,271,009 shares of common stock (consisting of 1,250,000 shares issued under the ROI Unit Stock Plan and 21,009 shares under the 2007 Stock Incentive Plan, as described below), with a fair value at the date of grant of $38.1 million were issued to IBG LLC and held as treasury stock, to be distributed to employees in accordance with the following schedule and subject to the conditions below:

•10% on the date of the IPO (or on the first anniversary of the IPO, in the case of U.S. ROI Unit holders who made the above-referenced elections after December 31, 2006); and

•an additional 15% on each of the first six anniversaries of the date of the IPO, assuming continued employment with the Company and compliance with other applicable covenants.

Of the fair value at the date of grant, $17.8 million represented the accumulated ROI Dollar Unit value elected to be invested by employees in common stock and such amount was accrued for as of December 31, 2006. The remainder is being ratably accrued as compensation expense by the Company from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule

As of December 31, 2012, compensation costs for the ROI Unit Stock Plan had been fully accrued.  As of September 30, 2014, the Company still has 13,022 shares of common stock to be distributed to former employees under the ROI Unit Stock Plan.

2007 Stock Incentive Plan

Under the Company’s 2007 Stock Incentive Plan (the “Stock Incentive Plan”), up to 30 million shares (20 million shares at December 31, 2013) of the Company’s common stock may be granted and issued to directors, officers, employees, contractors and consultants of the Company.  The 10 million increase in shares allocated to the Stock Incentive Plan was approved by the Company’s Compensation Committee and Board of Directors in February 2014.  The Board of Directors’ approval was ratified by a vote of the stockholders at the Company’s 2014 Annual Meeting held on April 24, 2014.  The purpose of the Stock Incentive Plan is to promote the Company’s long‑term financial success by attracting, retaining and rewarding eligible participants.

As a result of the Company’s organizational structure, a description of which can be found on page 4 of the Company’s 2013 Annual Report on Form 10-K, filed with the SEC, there is no dilutive effect upon ownership of minority stockholders of issuing shares under the Stock Incentive Plan.  The issuances do not dilute the book value of the ownership of minority stockholders because a) the restricted stock units are granted at market value and b) upon their vesting and the related issuance of shares of Common stock, the ownership of the Company in its operating subsidiary, IBG LLC, increases proportionately to the shares issued. As a result of such proportionate increase in share ownership, the dilution upon issuance of common stock is borne by IBG LLC’s majority member (i.e., noncontrolling interest), Holdings, and not by the Company or its minority shareholders. Additionally, dilution of earnings that may take place after issuance of common stock is reflected in EPS reported in the Company’s financial statements. The EPS dilution can be neither estimated nor projected, but historically it has not been material.

The Stock Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors. The Compensation Committee has discretionary authority to determine which employees are eligible to participate in the Stock Incentive Plan and establishes the terms and conditions of the stock awards, including the number of awards granted to each employee and all

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

other terms and conditions applicable to such awards in individual grant agreements. Awards are expected to be made primarily through grants of restricted common stock. Stock Incentive Plan awards are subject to issuance over time and may be forfeited upon an employee’s termination of employment or violation of certain applicable covenants prior to issuance, unless determined otherwise by the Compensation Committee.

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

The Company granted awards under the Stock Incentive Plan in connection with the IPO and is expected to continue to grant awards on or about December 31 of each year following the IPO, to eligible employees as part of an overall plan of equity compensation. Shares of common stock vest, and become distributable to employees in accordance with the following schedule:

•10% on the first vesting date, which approximates the anniversary of the IPO; and

•an additional 15% on each of the following six anniversaries of the first vesting, assuming continued employment with the Company and compliance with non-competition and other applicable covenants.

Awards granted to external directors vest, and are distributed, over a five‑year period (20% per year) commencing one year after the date of grant. A total of 20,423 shares have been granted to the external directors cumulatively since the IPO.

Stock Incentive Plan share grants (excluding 21,009 shares issued pursuant to the ROI Unit Stock Plan described above) and the related fair values at the date each of grant are presented in the table below:

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

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $31.5 million and $28.1 million for the nine months ended September 30, 2014 and 2013, respectively. Estimated future compensation costs for unvested awards, net of forfeiture credits, at September 30, 2014 are $26.4 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following summarizes the Stock Incentive Plan and ROI Unit Stock Plan activities for the nine months ended September 30, 2014.

	Shares	Shares

	Stock	ROI Unit
	Incentive Plan	Stock Plan
Balance, December 31, 2013	11,647,117	-
Granted	-	-
Forfeited [1]	(507,858)	15,518
Distributed	(2,438,091)	(2,496)
Balance, September 30, 2014	8,701,168	13,022

(1)	ROI Unit Stock Plan number of forfeited shares related to prior years was adjusted by 15,518 shares during the period.

Awards granted under the stock plans are subject to forfeiture in the event an employee ceases employment with the Company. The stock plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post‑employment provisions will forfeit 50% of unvested previously granted awards unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested awards previously granted. Distributions of remaining awards granted on or before January 1, 2009 to former employees will occur within 90 days of the anniversary of the termination of employment date over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year. Distributions of remaining awards granted on or after January 1, 2010 to former employees will occur over the remaining vesting schedule applicable to each grant. Through September 30, 2014, a total of 179,246 shares have been distributed under these post‑employment provisions. These distributions are included in the table above.

10. Income Taxes

Income tax expense for the nine months ended September 30, 2014 and 2013 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC.  These noncontrolling interests are subject to U.S. taxation as partnerships.  Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners.  Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Deferred income taxes arise primarily due to the amortization of the deferred tax assets recognized in connection with the common stock offerings (see Note 4), differences in the valuation of financial assets and liabilities, and for other temporary differences arising from the deductibility of compensation and depreciation expenses in different time periods for book and income tax return purposes.

As of and for the nine months ended September 30, 2014 and 2013, the Company had no unrecognized tax liabilities as defined under ASC Topic 740 and no valuation allowances on deferred tax assets were required. The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of September 30, 2014, the Company is open to U.S. Federal and State income tax examinations for the tax years 2010 through 2012, and to non U.S. income tax examinations for the tax years 2006 through 2013.

At September 30, 2014, accumulated earnings held by non‑U.S. subsidiaries totaled $1,091.1 million (at December 31, 2013 $1,072.9 million). Of this amount, approximately $414.0 million (at December 31, 2013 $422.3 million) is attributable to earnings of the Company’s foreign subsidiaries that are considered “pass‑through” entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for U.S. tax purposes and when they are remitted. With respect to certain of these subsidiaries’ accumulated earnings (approximately $309.0 million and $318.7 million as of September 30, 2014 and December 31, 2013, respectively), repatriation would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution. The Company has not provided for its proportionate share of these additional foreign taxes as it does not intend to repatriate these earnings in the foreseeable future. For the same reason, the Company has not provided deferred U.S. tax on cumulative translation adjustments associated with these earnings.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The remainder of the accumulated earnings are attributable to non‑U.S. subsidiaries that are not considered “pass‑through” entities for U.S. tax purposes.  The Company’s U.S. tax basis in the stock of most of these entities exceeds its book basis. Establishing a deferred tax asset pursuant to ASC Topic 740 is not permitted as this difference will not reverse in the foreseeable future. In the instances in which the Company’s book basis exceeds its U.S. tax basis, no deferred tax liability has been established as the Company considers the earnings of those entities to be indefinitely reinvested.

11. Commitments, Contingencies and Guarantees

In October 2013, a small number of the Company’s brokerage customers had taken relatively large positions in four stocks listed on the Singapore Exchange. In early October, within a very short timeframe, these securities lost over 90% of their value. The customer accounts were margined and fell into deficits totaling $64 million prior to the time the Company took possession of their securities positions. The Company has recognized a cumulative loss of approximately $82.0 million from October 2013 through September 30, 2014. The maximum aggregate loss, which would occur if the securities’ prices all fell to zero and none of the debts were collected, would be approximately $84 million. The Company is currently pursuing the collection of the debts. The ultimate effect of this incident on the Company’s results will depend upon market conditions and the outcome of the Company’s debt collection efforts.

Litigation

The Company is subject to certain pending and threatened legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. The Company has not been able to quantify the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Management believes that the resolution of these actions will not have a material effect, if any, on the Company’s business or financial condition, but may have a material impact on the results of operations for a given period.

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of September 30, 2014 and December 31, 2013, reserves provided for potential losses related to litigation matters were not material.

Guarantees

Certain of the Operating Companies provide guarantees to securities clearing houses and exchanges which meet the accounting definition of a guarantee under FASB ASC Topic 460, “Guarantees.” Under standard membership agreements, clearing house and exchange members are required to guarantee collectively the performance of other members. Under the agreements, if a member becomes unable to satisfy its obligations, other members would be required to meet shortfalls. In the opinion of management, the Operating Companies’ liability under these arrangements is not quantifiable and could exceed the cash and securities they have posted as collateral. However, the potential for these Operating Companies to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried in the condensed consolidated statements of financial condition for these arrangements.

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

12. Segment and Geographic Information

The Company operates in two business segments: electronic brokerage and market making. The Company conducts its electronic brokerage business through its Interactive Brokers subsidiaries, which provide electronic execution and clearing services to customers worldwide. The Company conducts its market making business principally through its Timber Hill subsidiaries on the

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

world’s leading exchanges and market centers, primarily in exchange‑traded equities, equity options and equity‑index options and futures.

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

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three and nine months ended September 30, 2014 and 2013, and total assets as of September 30, 2014 and December 31, 2013, presented in millions.

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenues:
Electronic brokerage	$243.0	$194.7	$687.3	$602.5
Market making	(70.4)	130.9	154.6	221.9
Corporate and eliminations	(1.6)	0.7	(6.7)	1.9
Total net revenues	$171.0	$326.3	$835.2	$826.3
Income before income taxes:
Electronic brokerage	$152.4	$108.4	$418.1	$342.7
Market making	(111.8)	87.5	22.8	66.1
Corporate and eliminations	(1.1)	0.5	(9.1)	3.7
Total income before income taxes	$39.5	$196.4	$431.8	$412.5

	September 30,	December 31,
	2014	2013
Assets:
Electronic brokerage	$36,125.0	$31,333.5
Market making	11,910.7	12,139.5
Corporate and eliminations	(6,427.5)	(5,602.3)
Total assets	$41,608.2	$37,870.7

The Company operates its automated global business in U.S. and international markets on more than 100 exchanges and market centers. A significant portion of the Company’s net revenues are generated by subsidiaries operating outside the U.S. International operations are comprised of electronic brokerage and market making activities in 24 countries in Europe, Asia and the Americas (outside the U.S.). The following table presents total net revenues and income before income taxes by geographic area for the three and nine months ended September 30, 2014 and 2013, presented in millions.

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenues:
United States	$123.2	$265.4	$658.5	$597.3
International	66.3	59.5	201.1	227.2
Corporate and eliminations	(18.4)	1.4	(24.3)	1.8
Total net revenues	$171.1	$326.3	$835.3	$826.3
Income before income taxes:
United States	$29.9	$180.9	$392.0	$331.9
International	12.6	14.3	51.4	76.9
Corporate and eliminations	(3.0)	1.2	(11.6)	3.7
Total income before income taxes	$39.5	$196.4	$431.8	$412.5

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

13. Regulatory Requirements

At September 30, 2014, aggregate excess regulatory capital for all of the Operating Companies was $ 3.25 billion.

TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3‑1) under the Exchange Act and the Commodities and Futures Trading Commission’s minimum financial requirements (Regulation 1.17), and THE is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement. Additionally, THSHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, THA is subject to the Australian Stock Exchange liquid capital requirement,  THLI is subject to the Financial Market Authority Liechtenstein eligible capital requirements, THC and IBC are subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, IBUK is subject to the U.K. Financial Conduct Authority  Capital Requirements Directive, IBI is subject to the National Stock Exchange of India net capital requirements and IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements. The following table summarizes capital, capital requirements and excess regulatory capital, presented in millions.

	Net Capital/
	Eligible Equity	Requirement	Excess
IB LLC	$2,408.9	$369.5	$2,039.4
TH LLC	334.3	65.7	268.6
THE	693.4	210.5	482.9
Other regulated Operating Companies	483.2	22.7	460.5
	$3,919.8	$668.4	$3,251.4

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain entities within the Company are subject to other regulatory restrictions and requirements.

At September 30, 2014, all of the regulated Operating Companies were in compliance with their respective regulatory capital requirements.

14. Related Party Transactions

Receivable from affiliate represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the accompanying  condensed consolidated statements of financial condition as of September 30, 2014 and December 31, 2013 were accounts receivable from directors, officers and their affiliates of $5.3 million and $0.4 million and payables of $376.8 million and $815.5 million, respectively.

15. Subsequent Events

As required by FASB ASC Topic 855, “Subsequent Events”, the Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date the condensed consolidated financial statements were issued.

No recordable or disclosable events, except as noted in Note 4, occurred.

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

•

Electronic Brokerage.  We conduct our electronic brokerage business through our Interactive Brokers (“IB”) subsidiaries.  As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers.  Capitalizing on the technology originally developed for our market making business, IB’s award-winning systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account.  We offer our customers access to all classes of tradable, exchange-listed products, including stocks, bonds, options, futures, forex and mutual funds traded on more than 100 exchanges and market centers and in 24 countries around the world across 21 currencies seamlessly.

Our customer base is diverse, with respect to geography and segments.  Currently, more than half of our customers are located outside the U.S., residing in over 200 countries.  More than 50% of our customers’ equity is from institutional accounts, including hedge funds, financial advisors, proprietary trading desks and introducing brokers.  We have developed specialized products and services that have been successful in attracting these accounts.  For example, we offer prime brokerage services including capital introduction and securities lending to hedge funds; and our model portfolio technology, automated share allocation and rebalancing tools are particularly attractive to financial advisors.  We provide a host of analytical tools such as the Probability Lab, which allows our customers to analyze option strategies under various market assumptions.  The IB Money Manager Marketplace allows wealth advisors to search for money managers and assign them to client accounts based on their investment strategy.  In addition, IBEmployeeTrackSM is widely used by compliance officers of financial institutions to streamline the process of tracking their employees’ brokerage activities.

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

•

Market Making.  We conduct our market making business through our Timber Hill subsidiaries.  As one of the largest market makers on many of the world’s leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over 985,000 tradable, exchange-listed products.  As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold.  Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time.  Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, minimizing the risk of our portfolio at all times.  This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios.

 When we use the terms “we,” “us,” and “our,” we mean IBG, Inc. and its subsidiaries for the periods presented.

Executive Overview

Third Quarter Results:  Diluted loss per share on a comprehensive basis was $0.13 for the quarter ended September 30, 2014 as compared to comprehensive diluted earnings per share of $0.39 for the same period in 2013.  The loss was driven primarily by currency translation effects from the strengthening of the U.S. dollar against other currencies, which reduced comprehensive earnings by approximately $0.38 per share.

Reported results on a comprehensive basis reflect the GAAP convention that requires the reporting of currency translation results contained in other comprehensive income (“OCI”) as part of reportable earnings.

Currency translation effects are largely a result of our currency strategy.  We have determined to base our net worth in GLOBALs, a self-defined basket of currencies in which we maintain our equity.  As a result, approximately 61% of our equity is denominated in currencies other than U.S. dollars.  The effects of our currency strategy appear in two places in the financial statements: (1) as a component of trading gains in the condensed consolidated statement of comprehensive income and (2) as OCI in the condensed consolidated statement of financial condition.  As described above, the full effect of the GLOBAL is captured in comprehensive income.   For the quarter ended September 30, 2014 the value of the GLOBAL as measured in U.S. Dollars decreased approximately 4% to $ 1.04 as compared to the same quarter last year.

On a non-comprehensive basis, which excludes the effect of changes in the U.S. dollar value of the Company’s non-U.S. subsidiaries, diluted earnings per share were $0.05 for the quarter ended September 30, 2014, as compared to $0.32 for the quarter ended September 30, 2013.

Consolidated:  For the three months ended September 30, 2014, our net revenues were $171.0 million and income before income taxes was $39.5 million, as compared to net revenues of $326.3 million and income before income taxes of $196.4 million for the corresponding period in 2013.  This decrease was driven by lower trading gains partially offset by higher net interest income and commission revenue.  As a result of the strengthening of the U.S. dollar and our currency diversification strategy, currency translation decreased trading gains by $133.0 million this quarter compared to a gain of $46.2 million in the year-ago quarter.  Net interest income increased 59% from the same period last year.  Commissions and execution fees increased 10% from the year-ago quarter, reflecting higher customer volumes in options, foreign exchange and futures.  Our pretax margin for the three months ended September 30, 2014 was 23%, as compared to 60% for the corresponding period in 2013.

Brokerage:  During the quarter ended September 30, 2014, income before income taxes in our electronic brokerage segment increased 41% to $152.4 million from $108.4 million in the year-ago quarter, driven by higher net interest income and commission revenue.  The increase in net interest income was attributable to higher net interest earned on larger customer cash and margin balances compared to the year-ago period as well as an increase in net fees earned from securities lending transactions. Commissions increased by 10% from the year-ago quarter on higher customer volume in options, foreign exchange and futures.  Total customer Daily Average Revenue Trades (“DARTs”) increased by 13% from the same period last year.  Customer equity grew by 33%, to $54.9 billion, from the year-ago quarter.  Pretax margin increased from 56% to 63% for the three months ended September 30, 2013 and 2014, respectively, as we continue to leverage our highly automated brokerage model.

Market Making:  During the quarter ended September 30, 2014, income before income taxes in our market making segment decreased to a loss of $111.8 million from income of $87.5 million in the year-ago quarter.  This reflects a $198.9 million decrease in trading gains from the year-ago quarter.  Removing the effects of currency translation, the market making segment produced $21.2 million pretax income in this quarter, compared to $41.3 million for the same period last year.  Currency translation losses were $133.0 million this quarter, compared to a $46.2 million gain in the year-ago quarter.  The decrease in market making profits, excluding translation effects, can be attributed to the ongoing competitive environment, lower volatility as measured by the CBOE Volatility Index, or VIX® and a trading error that resulted in a loss of approximately $16 million.

Execution and clearing expenses were 24% lower during the three months ended September 30, 2014 than in the year-ago quarter due to lower trading volume across all product classes from the year-ago quarter.  Pretax margin on the loss was 159% in the third quarter of 2014 as compared to 67% on the gain in the corresponding period of 2013.

Nine Month Results:  Diluted earnings per share on a comprehensive basis were $0.50 for the nine months ended September 30, 2014 as compared to $0.59 for the same period in 2013.

On a non-comprehensive basis, which excludes the effect of changes in the U.S. dollar value of the Company’s non-U.S. subsidiaries, diluted earnings per share were $0.65 for the nine months ended September 30, 2014, as compared to $0.67 for the nine months ended September 30, 2013.

Consolidated:  For the nine months ended September 30, 2014, our net revenues were $835.2 million and income before income taxes was $431.8 million, as compared to net revenues of $826.3 million and income before income taxes of $412.5 million for the corresponding period in 2013.  This increase was driven primarily by higher net interest income and commission revenue, which more than offset the negative effects of currency translation.  Net interest increased 39% due to higher net interest on customer balances and higher fees from securities lending transactions as compared to the year-ago period.  The decrease in trading gains was a result of the strengthening of the U.S. dollar on our currency diversification strategy and the ongoing difficult competitive environment.  Currency translation decreased trading gains by $96.9 million for the nine months ended September 30, 2014 compared to a reduction of $57.3 million in the year-ago period.  Our pretax margin for the nine months ended September 30, 2014 was 52%, as compared to 50% for the corresponding period in 2013.

Brokerage:  During the nine months ended September 30, 2014, income before income taxes in our electronic brokerage segment increased 22% to $418.1 million from $342.7 million in the nine months ended September 30, 2013, driven by increased net interest income and higher commission revenue. The increase in net interest income was attributable to higher net interest earned on larger customer cash and margin balances compared to the year-ago period as well as an increase in net fees earned from securities lending transactions.   Commissions increased by 4% from the year-ago period on higher cleared customer volume across all product categories.  Total customer Daily Average Revenue Trades (“DARTs”) increased 14% from the same period last year.  Customer equity grew by 33%, to $54.9 billion, from the year-ago period.  Pretax margin increased from 57% to 61% for the nine months ended September 30, 2013 and 2014, respectively, as we continue to leverage our highly automated brokerage model.

Market Making:  During the nine months ended September 30, 2014, income before income taxes in our market making segment decreased 66% to $22.8 million from $66.1 million in the nine months ended September 30, 2013.  This reflects a $65.5 million decreased in trading gains from the year-ago period.  Removing the effects of currency translation, the market making segment produced $119.7 million pretax income in nine months ended September 30, 2014, compared to $123.4 million for the same period last year.  Currency translation losses were $96.9 million for the first nine months of the year as compared to currency translation losses of $57.3 million for the nine months ended September 30, 2013.

Execution and clearing expenses were 28% lower during the nine months ended September 30, 2014 than in same period last year due to lower trading volumes across all product classes.  Pretax margin decreased to 15% in the nine months ended September 30, 2014 from 30% in the corresponding period of 2013.

The following tables present historical trading volumes for our business.  Volumes are among several drivers in our business.

TRADE VOLUMES:

(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2011	63,602		160,567		19,187		243,356		968
2012	60,421	-5%	150,000	-7%	16,118	-16%	226,540	-7%	904
2013	65,320	8%	173,849	16%	18,489	15%	257,658	14%	1,029

3Q2013	15,522		42,597		4,586		62,705		987
3Q2014	17,864	15%	49,636	17%	4,282	-7%	71,782	14%	1,130

2Q2014	14,897		48,622		4,290		67,809		1,076
3Q2014	17,864	20%	49,636	2%	4,282	0%	71,782	6%	1,130

CONTRACT AND SHARE VOLUMES:

(in 000’s, except %)

TOTAL

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2011	789,370		106,640		77,730,974
2012	698,140	-12%	98,801	-7%	65,872,960	-15%
2013	659,673	-6%	121,776	23%	95,479,739	45%

3Q2013	153,153		29,666		22,989,713
3Q2014	151,768	-1%	29,352	-1%	36,040,255	57%

2Q2014	144,635		28,774		35,891,325
3Q2014	151,768	5%	29,352	2%	36,040,255	0%

MARKET MAKING

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2011	503,053		15,519		11,788,769
2012	457,384	-9%	12,660	-18%	9,339,465	-21%
2013	404,490	-12%	18,184	44%	12,849,729	38%

3Q2013	93,254		4,263		3,169,320
3Q2014	81,395	-13%	3,542	-17%	3,137,329	-1%

2Q2014	78,641		4,088		2,836,471
3Q2014	81,395	4%	3,542	-13%	3,137,329	11%

Notes:

(1)	Futures contract volume includes options on futures

CONTRACT AND SHARE VOLUMES, continued:

(in 000’s, except %)

BROKERAGE TOTAL

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2011	286,317		91,121		65,942,205
2012	240,756	-16%	86,141	-5%	56,533,495	-14%
2013	255,183	6%	103,592	20%	82,630,010	46%

3Q2013	59,899		25,403		19,820,393
3Q2014	70,373	17%	25,810	2%	32,902,926	66%

2Q2014	65,994		24,686		33,054,854
3Q2014	70,373	7%	25,810	5%	32,902,926	0%

BROKERAGE CLEARED

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2011	145,993		89,610		63,098,072
2012	144,539	-1%	84,794	-5%	54,371,351	-14%
2013	180,660	25%	101,732	20%	78,829,785	45%

3Q2013	42,668		25,017		18,820,414
3Q2014	56,824	33%	25,559	2%	31,814,664	69%

2Q2014	50,732		24,262		32,041,810
3Q2014	56,824	12%	25,559	5%	31,814,664	-1%

Notes:

(1)	Futures contract volume includes options on futures

BROKERAGE STATISTICS:

(in 000’s, except % and where noted)

Year over Year	3Q2014	3Q2013	% Change
Total Accounts	272	231	18%
Customer Equity (in billions) *	$54.9	$41.4	33%

Cleared DARTs	485	426	14%
Total Customer DARTs	534	471	13%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$4.21	$4.32	-3%
DART per Avg. Account (Annualized)	455	469	-3%
Net Revenue per Avg. Account (Annualized)	$3,532	$3,291	7%

Consecutive Quarters	3Q2014	2Q2014	% Change
Total Accounts	272	262	4%
Customer Equity (in billions) *	$54.9	$53.9	2%

Cleared DARTs	485	484	0%
Total Customer DARTs	534	529	1%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$4.21	$4.00	5%
DART per Avg. Account (Annualized)	455	473	-4%
Net Revenue per Avg. Account (Annualized)	$3,532	$3,360	5%

* Excludes non-customers.

Business Environment

Despite normally subdued summer trading activity and persistently low volatility levels, our customer trading volumes increased during the third quarter; outpacing the industry.  This activity was most pronounced in options and futures, while stock trades were unchanged from the prior quarter.  Market valuations continued to climb, increasing investor confidence.  We  continued to maintain our position as the largest U.S. electronic broker as measured by number of customer revenue trades.

New account growth continued to gain momentum.  During the third quarter, our total number of customer accounts grew to 272,000, an increase of 18% from the prior year.  Year to date, over 60% of the new accounts have come from outside the U.S.  This is a reflection of our global presence and competitive offering in the US and other countries.  A large number of new accounts were opened by hedge funds, professional advisors and introducing brokers.  These institutional investors brought larger balances to our platform, driving an increase in customer equity of 33% to $54.9 billion from the year-ago quarter against a backdrop of a rise in the S&P 500 Index of 17% for the same period.

Customer margin loans reached a record level in this quarter,  increasing 36% from $12.7 billion at September 30, 2013 to $17.3 billion at September 30, 2014, as customers continued to take advantage of our low margin lending rates, which are indexed to benchmark rates in each currency and for U.S. dollars ranged from 0.5% to 1.6% during the third quarter.  This contributed to an increase in net interest income in our brokerage business of 66% over the same period last year.  While margin loans have been growing at a healthy pace, margin loans as a percent of customer equity remained fairly consistent at approximately 30% over the past several years.

The following is a summary of the key profit drivers that affect our business and how they compared to the prior year:

Global trading volumes.  According to data received from exchanges worldwide, volumes in exchange‑listed equity‑based options increased by approximately 6.4% globally and 8.2% in the U.S. for the quarter ended September 30, 2014, as compared to the same period last year.  During the third quarter of 2014 (2013), we accounted for approximately 8.1%% (8.7%) of the exchange‑listed equity‑based options (including options on ETFs and stock index products) volume traded worldwide and approximately 10.9% 11.7% of exchange‑listed equity‑based options volume traded in the U.S.  It is important to note that this metric is not directly correlated with our profits.

Volatility.  Our market making profits are generally correlated with market volatility since we typically maintain an overall long volatility position in market making, which protects us against a severe market dislocation in either direction. Volatility levels during this quarter remained stagnant and lower than the year ago quarter.  While this did not depress customer trading levels, it did dampen our market making trading gains.  Based on the Chicago Board Options Exchange Volatility Index (“VIX®”), the average volatility level fell to 13.0 during the third quarter of 2014,  9% lower than it was during the third quarter of 2013.

The ratio of actual to implied volatility is also meaningful to our market making results. The cost of hedging our positions is based on implied volatility, while our trading profits are, in part, based on actual market volatility; a higher ratio is generally favorable and a lower ratio generally has a negative effect on our trading gains. This ratio averaged approximately 72% during the third quarter of 2014, 14% higher than it was in the third quarter of 2013.

Currency fluctuations.  As a global market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure using hedging strategies that are based on a defined basket of 16 currencies we call the “GLOBAL.”  These strategies minimize the fluctuation of our net worth as expressed in GLOBALs, thereby diversifying our risk in alignment with these global currencies weighted by our view of their importance. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL as expressed in U.S. dollars affects our earnings. The value of the GLOBAL, as measured in U.S. dollars, at September 30, 2014 fell 4% compared to its value at June 30, 2014. This increase had a negative impact on both our comprehensive and regular earnings in the third quarter.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10‑Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

See the tables on pages 35-37 of this Quarterly Report on Form 10-Q for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

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

Results of Operations

The tables in the period comparisons below provide summaries of our revenues and expenses.  The period-to-period comparisons below of financial results are not necessarily indicative of future results.  The following table sets forth our condensed consolidated results of operations for the indicated periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(in millions except share and per share data)
Revenues:
Trading gains (losses)	$(75.7)	$123.3	$135.8	$201.4
Commissions and execution fees	132.6	120.4	393.6	378.0
Interest income	122.4	74.0	303.3	220.6
Other income	15.9	20.8	52.9	65.0
Total revenues	195.2	338.5	885.6	865.0
Interest expense	24.2	12.2	50.4	38.7
Total net revenues	171.0	326.3	835.2	826.3

Non-interest expenses:
Execution and clearing	52.2	56.0	158.0	180.3
Employee compensation and benefits	49.4	44.3	156.5	148.6
Occupancy, depreciation and amortization	9.4	9.3	28.9	28.6
Communications	6.0	6.2	18.2	17.4
General and administrative	14.5	14.1	41.8	38.9
Total non-interest expenses	131.5	129.9	403.4	413.8
Income before income taxes	39.5	196.4	431.8	412.5
Income tax expense	7.8	10.4	38.2	31.2
Net income	31.7	186.0	393.6	381.3
Less net income attributable to noncontrolling interests	28.5	169.5	356.2	347.9
Net income available for common stockholders	$3.2	$16.5	$37.4	$33.4

Earnings per share:
Basic	$0.06	$0.33	$0.67	$0.68
Diluted	$0.05	$0.32	$0.65	$0.67

Weighted average common shares outstanding:
Basic	57,099,052	49,966,050	55,956,615	48,807,321
Diluted	58,220,070	50,988,214	57,196,113	49,981,664

Comprehensive income:
Net income available for common stockholders	$3.2	$16.5	$37.4	$33.4
Other comprehensive income:
Cumulative translation adjustment, before income taxes	(11.1)	3.7	(9.0)	(4.0)
Income taxes related to items of other comprehensive income	(0.3)	0.1	(0.1)	(0.3)
Other comprehensive income (loss), net of tax	(10.8)	3.6	(8.9)	(3.7)
Comprehensive income available for common stockholders	$(7.6)	$20.1	$28.5	$29.7

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	$28.5	$169.5	$356.2	$347.9
Other comprehensive income (loss) - cumulative translation adjustment	(67.2)	26.0	(54.5)	(29.6)
Comprehensive income attributable to noncontrolling interests	$(38.7)	$195.5	$301.7	$318.3

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Net Revenues

Total net revenues for the quarter ended September 30, 2014 decreased $155.3 million or 48%, to $171.0 million from $326.3 million during the quarter ended September 30, 2013. The decrease in net revenues was due to lower trading gains partially offset by higher net interest income and commission revenue. Trading volume is an important driver of revenues and costs for both our electronic brokerage and market making segments. During the quarter ended September 30, 2014, our volumes in options and futures decreased 1% and 1%, respectively, from prior year levels while stock shares volume increased 57% from prior year levels.

Trading Gains (Losses).  Trading gains (losses) for the quarter ended September 30, 2014 decreased $199.0 million, to a loss of $75.7 million from a gain of $123.3 million for the quarter ended September 30, 2013.  Removing the effects of currency translation, the market making segment produced $57.3 million in trading gains in the quarter ended September 30, 2014, compared to $77.0 million in trading gains for the same period last year.  As market makers, we provide liquidity by buying from sellers and selling to buyers. During the quarter ended September 30, 2014, our market making operations executed 17.9 million trades, an increase of 15% over the number of trades executed in the quarter ended September 30, 2013.  Market making options and futures contract and stock share volumes decreased 13%, 17% and 1%, respectively, as compared to the year‑ago quarter.  The trading loss was driven by a $179.2 million shift in currency translation effect from the year-ago quarter.  Trading gains (losses) reflected a currency translation loss of $133.0 million during the quarter ended September 30, 2014, compared to a $46.2 million gain in the third quarter of 2013.   Trading gains, after removing the effects of currency translation, were approximately 26% lower than in the third quarter of 2013.  As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in a basket of currencies we call the GLOBAL.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10‑Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Trading gains were also negatively impacted by the ongoing competitive environment, increased M&A activity and a trading error that resulted in a loss of approximately $16 million. The VIX®, which measures perceived U.S. equity market volatility, decreased by 9% in the quarter ended September 30, 2014 as compared to the year‑ago quarter. The ratio of actual to implied volatility increased by 14% from the year-ago quarter.

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

Commissions and Execution Fees.  Commissions and execution fees for the quarter ended September 30, 2014 increased $12.2 million, or 10%, to $132.6 million, as compared to the quarter ended September 30, 2013, driven by higher customer trading volume.  Cleared customer volume was up across all product types, with options and futures contracts and stock shares volumes increasing 33%,  2% and 69%, respectively, as compared to the year-ago quarter.  Total DARTs for cleared and execution‑only customers for the quarter ended September 30, 2014 increased 13% to 534 thousand, as compared to 471 thousand during the quarter ended September 30, 2013.  DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 14% to 485 thousand, for the quarter ended September 30, 2014, as compared to 426 thousand for the quarter ended September 30, 2013.  Average commission per DART for cleared customers for the quarter ended September 30, 2014 decreased 3% to $4.21, as compared to $4.32 for the quarter ended September 30, 2013.

Interest Income and Interest Expense.  Net interest income (interest income less interest expense) for the quarter ended September 30, 2014 increased $36.4 million, or 59%, to $98.2 million, as compared to the quarter ended September 30, 2013. The increase in net interest income was driven by higher customer cash and margin balances and higher net fees earned from securities lending transactions.

Net interest income on customer balances increased $16.0 million compared to the year‑ago quarter. Average customer cash balances increased 18%, to $28.38 billion, while average customer fully secured margin borrowings increased 38% to $16.57 billion, for the quarter ended September 30, 2014, as compared to $24.00 billion and $12.03 billion, respectively, for the quarter ended September 30, 2013. The average Fed Funds effective rate remained steady at 0.09% for the quarter ended September 30, 2014 as compared to the year-ago quarter.

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

Average securities borrowed decreased by 4%,  to $3.28 billion and average securities loaned increased by 33%,  to $3.01 billion, for the quarter ended September 30, 2014 from the same period last year. Net interest earned from securities lending is also affected by the level of demand for securities positions held by our market making companies and by our customers. During the quarter ended September 30, 2014, net fees earned by our brokerage and market making segments from securities lending transactions increased by 92%,  or $21.8 million, as compared to the quarter ended September 30, 2013.  The bulk of the increase in securities lending transactions came from the brokerage segment.

Other Income.  Other income, for the quarter ended September 30, 2014, decreased $4.9 million, or 24%, to $15.9 million, as compared to the quarter ended September 30, 2013, driven by losses on other investments, partially offset by exposure fees collected from customers.

Non‑Interest Expenses

Non‑interest expenses, for the quarter ended September 30, 2014, increased by $1.6 million, or 1%, to $131.5 million from $129.9 million, during the quarter ended September 30, 2013. The increase was primarily due to higher  employee compensation and benefits expenses partially offset by a decrease in execution and clearing fees.  As a percentage of total net revenues, non‑interest expenses increased to 77% for the quarter ended September 30, 2014 from 40% in the year-ago quarter.

Execution and Clearing.  Execution and clearing expenses for the quarter ended September 30, 2014, decreased $3.8 million, or 7%, to $52.2 million, as compared to the quarter ended September 30, 2013. The decrease reflects lower volume in the market making segment across all product classes.

Employee Compensation and Benefits.  Employee compensation and benefits expenses, for the quarter ended September 30, 2014, increased by $5.1 million, or 12%, to $49.4 million, as compared to the quarter ended September 30, 2013, largely a result of higher staff count and incentive compensation.  The number of employees increased 7% to 937 for the quarter ended September 30, 2014, as compared to 878 for the third quarter in 2013. Within the operating segments, we continued to add staff in electronic brokerage and reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 29% and 14% for the quarters ended September 30, 2014 and 2013, respectively.

General and Administrative.  General and administrative expenses, for the quarter ended September 30, 2014, increased $0.4 million, or 3%, to $14.5 million, as compared to the quarter ended September 30, 2013. The increase in general and administrative expenses was primarily due to small increases in bad debt expense and professional services expenses.

Nine Months Ended September 30, 2014 Compared to the Nine months Ended September 30, 2013

Net Revenues

Total net revenues for the nine months ended September 30, 2014 increased $8.9 million or 1%, to $835.2 million from $826.3 million during the nine months ended September 30, 2013. The increase in net revenues was primarily due to higher net interest income and commissions and execution fees. Trading volume is an important driver of revenues and costs for both our electronic brokerage and market making segments. During the nine months ended September 30, 2014 our volumes in options and futures decreased 9% and 5%, respectively, while stock shares volume increased 70%, as compared to the year-ago period.

Trading Gains (Losses).  Trading gains for the nine months ended September 30, 2014 decreased $65.6 million, or 33%, to $135.8 million from $201.4 million for the nine months ended September 30, 2013.  Removing the effects of currency translation, the market making segment produced $232.7 million in trading gains in the nine months ended

September 30, 2014, compared to $258.6 million in trading gains for the same period last year.  As market makers, we provide liquidity by buying from sellers and selling to buyers. During the nine months ended September 30, 2014, our market making operations executed 48.4 million trades, a decrease of 5% as compared to the number of trades executed in the nine months ended September 30, 2013.  Market making options and futures contract and stock share volumes decreased 21%, 12% and 11%, respectively, as compared to the year‑ago period.  The decrease in trading gains was driven by a $39.6 million increase in currency translation losses.  Trading gains reflected a currency translation loss of $96.9 million during the nine months ended September 30, 2014, compared to a $57.3 million loss in same period in 2013. As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in a basket of currencies we call the GLOBAL.  A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10‑Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Trading gains were negatively impacted by a market making environment with decreased average volatility. The VIX® ,which measures perceived U.S. equity market volatility, decreased by 5% in the nine months ended September 30, 2014 as compared to the year‑ago period.  An approximate $16 million loss due to a trading error also negatively impacted trading gains  As a result, our trading gains, after removing the effects of currency translation, were approximately 10% lower than the first nine months of 2013.

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

Commissions and Execution Fees.  Commissions and execution fees for the nine months ended September 30, 2014 increased $15.6 million, or 4%, to $393.6 million, as compared to the nine months ended September 30, 2013, driven by continued customer account growth and increased customer activity, but moderated by lower commissions per customer order. Cleared customer options contract and stock share volumes increased 23% and 88%, respectively, while futures contract volume decreased by 3% as compared to the same period last year.  Total DARTs for cleared and execution‑only customers for the nine months ended September 30, 2014 increased 14% to 548 thousand, as compared to 481 thousand during the nine months ended September 30, 2013. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 14% to 498 thousand, for the nine months ended September 30, 2014, as compared to 437 thousand for the year-ago period.  Average commission per DART for cleared customers, for the nine months ended September 30, 2014, decreased by 8% to $4.12, as compared to $4.48 for the same period last year.

Interest Income and Interest Expense.  Net interest income (interest income less interest expense) for the nine months ended September 30, 2014 increased $71.0 million, or 39%, to $252.9 million, as compared to the nine months ended September 30, 2013. The increase in net interest income was driven by higher customer cash and margin balances and higher net fees earned from securities lending transactions.

Net interest income on customer balances increased $35.6 million compared to the year‑ago period. Average customer cash balances increased by 21%, to $27.66 billion, while average customer fully secured margin borrowings increased 37% to $15.66 billion, for the nine months ended September 30, 2014, as compared to $22.88 billion and $11.44 billion, respectively, for the nine months ended September 30, 2013. The average Fed Funds effective rate decreased by approximately three basis points to 0.08% for the nine months ended September 30, 2014, as compared the same period last year.

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

Average securities borrowed decreased by 10%, to $3.11 billion and average securities loaned increased by 32%, to $2.87 billion, for the nine months ended September 30, 2014 from the same period last year. Net interest earned from securities lending is also affected by the level of demand for securities positions held by our market making companies and by our customers. During the nine months ended September 30, 2014, net fees earned by our brokerage and market making segments from securities lending transactions increased by 53%, or $37.2 million, as compared to the nine months ended September 30, 2013.  The bulk of the increase in securities lending transactions came from the brokerage segment.

Other Income.  Other income, for the nine months ended September 30, 2014, decreased $12.1 million, or 19%, to $52.9 million, as compared to the nine months ended September 30, 2013, driven by losses on other investments and lower dividend income paid on an investment, partially offset by exposure fees collected from customers.

 Non‑Interest Expenses

Non‑interest expenses, for the nine months ended September 30, 2014, decreased by $10.4 million, or 3%, to $403.4 million from $413.8 million, during the nine months ended September 30, 2013. The decrease was primarily due to lower execution and clearing fees, partially offset by higher employee compensation and benefits.  As a percentage of total net revenues, non‑interest expenses decreased to 48% for the nine months ended September 30, 2014 from 50% in the year-ago period.

Execution and Clearing.  Execution and clearing expenses for the nine months ended September 30, 2014, decreased $22.3 million, or 12%, to $158.0 million, as compared to the nine months ended September 30, 2013. The decrease reflects lower overall trading volumes in options and futures and an increase in our executions on exchanges and ECN’s with make-or-take revenue models.  Under the make-or take fee model, we are paid for providing liquidity.

Employee Compensation and Benefits.  Employee compensation and benefits expenses, for the nine months ended September 30, 2014, increased by $7.9 million, or 5%, to $156.5 million, as compared to the nine months ended September 30, 2013, largely a result of higher expenses for software development. The number of employees increased 7% to 937 for the nine months ended September 30, 2014, as compared to 878 for the corresponding period in 2013. Within the operating segments, we continued to add staff in electronic brokerage and reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 18.7% and 18.0% for the nine months ended September 30, 2014 and 2013, respectively.

General and Administrative.  General and administrative expenses, for the nine months ended September 30, 2014, increased $2.9 million, or 7%, to $41.8 million, as compared to the nine months ended September 30, 2013. The increase in general and administrative expenses was primarily due to increases in advertising and professional services expenses.

Business Segments

The following table sets forth the net revenues,  non-interest expenses and income before income taxes of our business segments:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2014	2013	2014	2013

		(in millions)
Electronic Brokerage	Net revenues	$243.0	$194.7	$687.3	$602.5
	Non-interest expenses	90.6	86.3	269.2	259.8
	Income before income taxes	$152.4	$108.4	$418.1	$342.7

	Pre-tax profit margin	63%	56%	61%	57%

Market Making	Net revenues	$(70.4)	$130.9	$154.6	$221.9
	Non-interest expenses	41.4	43.4	131.8	155.8
	Income (loss) before income taxes	$(111.8)	$87.5	$22.8	$66.1

	Pre-tax profit margin	-159%	67%	15%	30%

Corporate*	Net revenues	$(1.6)	$0.7	$(6.7)	$1.9
	Non-interest expenses	(0.5)	0.2	2.4	(1.8)
	Income (loss) before income taxes	$(1.1)	$0.5	$(9.1)	$3.7

Total	Net revenues	$171.0	$326.3	$835.2	$826.3
	Non-interest expenses	131.5	129.9	403.4	413.8
	Income before income taxes	$39.5	$196.4	$431.8	$412.5

	Pre-tax profit margin	23%	60%	52%	50%

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

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(in millions)
Revenues:
Commissions and execution fees	$132.6	$120.4	$393.6	$378.0
Interest income	101.2	61.1	257.0	184.4
Other income	17.9	18.5	58.8	57.2
Total revenues	251.7	200.0	709.4	619.6
Interest expense	8.7	5.3	22.1	17.1
Total net revenues	243.0	194.7	687.3	602.5

Non-interest expenses:
Execution and clearing	37.3	36.7	109.3	113.5
Employee compensation and benefits	19.5	17.3	59.6	55.6
Occupancy, depreciation and amortization	2.7	3.1	8.5	9.4
Communications	2.8	2.8	8.5	7.3
General and administrative	28.3	26.4	83.3	74.0
Total non-interest expenses	90.6	86.3	269.2	259.8

Income before income taxes	$152.4	$108.4	$418.1	$342.7

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Electronic brokerage total net revenues for the quarter ended September 30, 2014 increased $48.3 million, or 25%, to $243.0 million from $194.7 million during the quarter ended September 30, 2013, primarily due to higher net interest income and commission revenue.  Commissions and execution fees increased 10%,  driven by to higher cleared customer volume.  Cleared customer volume rose in options and futures contracts and stocks 33%, 2% and 69% respectively, for the quarter ended September 30, 2014 from the corresponding period in 2013. Total DARTs from cleared and execution‑only customers for the quarter ended September 30, 2014 increased 13% to 534 thousand, as compared to 471 thousand during the quarter ended September 30, 2013. DARTs from cleared customers for the quarter ended September 30, 2014 increased 14% to 485 thousand, as compared to 426 thousand during the quarter ended September 30, 2013.

Net interest income increased $36.7 million, or 66% in the quarter ended September 30, 2014 as compared to the second quarter in 2013.  The increase in net interest income was attributable to higher net customer interest of $16.0 million, due to a $4.38 billion increase in average customer credit balances and a $4.54 billion increase in average margin borrowings; as well as, higher net fees from securities lending transactions of $22.8 million.  The average Fed Funds effective rate was 0.09% for the quarter ended September 30, 2014, unchanged from the year-ago period.

Electronic brokerage non‑interest expenses for the quarter ended September 30, 2014 increased 5% from the quarter ended September 30, 2013 to $90.6 million.  Within non‑interest expenses, execution and clearing expenses increased by $0.6 million on higher customer trading volume across all product types.  Employee compensation and benefits expenses increased by $2.2 million, or 13% during the quarter ended September 30, 2014 as compared to the second quarter in 2013. The increase in employee compensation and benefits expense reflects an increase in the average number of brokerage employees of 13%. General and administrative expenses increased $1.9 million, during the quarter ended September 30, 2014 as compared to the year-ago quarter, primarily due to higher administrative and consulting fees. As a percentage of total net revenues, non‑interest expenses decreased to 37% from 44% for the quarter ended September 30, 2014 as compared to the corresponding period in 2013.

Nine months Ended September 30, 2014 Compared to the Nine months Ended September 30, 2013

Electronic brokerage total net revenues for the nine months ended September 30, 2014 increased $84.8 million, or 14%, to $687.3 million, from $602.5 million during the nine months ended September 30, 2013, primarily due to higher net interest income and commission revenue. Commissions and execution fees increased $15.6 million, or 4%,  as a result of higher cleared customer volume in options and stock, offset by a lower average commission per customer order.  Cleared customer volume rose in options contracts and stock share volume by 23% and 88%, respectively, while futures contracts volume decreased by 3% for the nine months ended September 30, 2014 from the corresponding period in 2013.  Total DARTs from cleared and execution‑only customers for the nine months ended September 30, 2014 increased 14% to 548 thousand, as compared to 481 thousand during the nine months ended September 30, 2013. DARTs from cleared customers for the nine months ended September 30, 2014 increased 14% to 498 thousand, as compared to 437 thousand during the nine months ended September 30, 2013.

Net interest income increased $67.6 million, or 40% in the nine months ended September 30, 2014 as compared to the corresponding period in 2013.  The increase in net interest income was attributable to higher net customer interest of $35.6 million, driven by a $4.78 billion increase in average customer credit balances and a $4.22 billion increase in average margin borrowings; as well as higher net fees from securities lending transactions of $37.1 million.  The average Fed Funds effective rate decreased by approximately three basis points to 0.08% for the nine months ended September 30, 2014 from the prior year period.

Electronic brokerage non‑interest expenses for the nine months ended September 30, 2014 increased $9.4 million, or 4%, as compared to the nine months ended September 30, 2013. Within non‑interest expenses, execution and clearing expenses decreased by $4.2 million due to lower futures contract volume and an increase in our executions on exchanges and ECN’s with make-or-take revenue models from the year-ago period. Under the make-or take fee model, we are paid for providing liquidity. Employee compensation and benefits expenses increased by $4.0 million, or 7% during the nine months ended September 30, 2014 as compared to the year-ago period.  The increase in employee compensation and benefits expense reflects a 11% increase in the average number of brokerage employees from the same period last year. General and administrative expenses increased $9.3 million during the nine months ended September 30, 2014 as compared to the year-ago period, primarily due to increased software development costs, professional services expenses and advertising costs.   As a percentage of total net revenues, non‑interest expenses decreased to 39% from 43% for the nine months ended September 30, 2014 as compared to the corresponding period in 2013.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(in millions)
Revenues:
Trading gains (losses)	$(75.7)	$123.2	$135.8	$201.3
Interest income	22.0	13.3	47.1	37.6
Other income	(0.5)	1.8	1.1	5.9
Total revenues	(54.2)	138.3	184.0	244.8
Interest expense	16.2	7.4	29.4	22.9
Total net revenues	(70.4)	130.9	154.6	221.9

Non-interest expenses:
Execution and clearing	14.5	19.2	48.7	67.3
Employee compensation and benefits	10.1	6.7	32.8	33.0
Occupancy, depreciation and amortization	1.5	1.5	4.8	4.7
Communications	2.5	2.3	7.3	6.5
General and administrative	12.8	13.7	38.2	44.3
Total non-interest expenses	41.4	43.4	131.8	155.8

Income (loss) before income taxes	$(111.8)	$87.5	$22.8	$66.1

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Market making total net revenues for the quarter ended September 30, 2014 decreased $201.3 million to a loss of $70.4 million, from a gain of $130.9 million during the quarter ended September 30, 2013.  Trading gains for the quarter ended September 30, 2014 decreased $198.9 million from the year-ago quarter.  As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in proportion to a basket of currencies we call the GLOBAL. The decrease in trading gains was driven by a currency translation loss of $133.0 million in the quarter ended September 30, 2014 as compared to a $46.2 million gain in the third quarter last year. A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Trading gains were also negatively impacted by a 9% decrease in volatility, as measured by the VIX®, which decreased to 13.0, as well as an approximate $16 million loss due to a trading error.  The ratio of actual to implied volatility increased by 14% for the quarter ended September 30, 2014 as compared to the year‑ago period. As a result, our trading gains, after removing the effects of currency translation, were 26% lower than those of the year-ago quarter.

Market making options and futures contract volumes and stock share volumes decreased 13%, 17% and 1%, respectively, in the quarter ended September 30, 2014 as compared the year-ago quarter.

Net interest income for the quarter ended September 30, 2014 decreased by $0.1 million, or 2%, to $5.8 million, driven by lower net fees earned from securities lending transactions. As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets. In the quarter ended September 30, 2014, these factors, together with securities lending activity, produced less net interest income than in the third quarter of 2013.

Market making non‑interest expenses for the quarter ended September 30, 2014 decreased $2.0 million, or 5%, as compared to the quarter ended September 30, 2013. The decrease primarily resulted from a $4.7 million decrease in execution and clearing fees and a $0.9 million decrease in general and administrative expenses during the quarter ended September 30, 2014 as compared to 2013. The decrease in execution and clearing fees was driven by lower volumes across all product classes.  Partially offsetting these decreases, employee compensation and benefits increased by $3.4 million, reflecting the non-recurrence of certain items recognized in the year-ago quarter.

Nine months Ended September 30, 2014 Compared to the Nine months Ended September 30, 2013

Market making total net revenues for the nine months ended September 30, 2014 decreased $67.3 million, or 30%, to $154.6 million, from $221.9 million during the nine months ended September 30, 2013. Trading gains for the nine months ended September 30, 2014 decreased $65.5 million, or 33% from the year-ago period. As part of managing our overall exposure to foreign currency fluctuations, we maintain our capital in proportion to a basket of currencies we call the GLOBAL. The decrease in trading gains was driven by a currency translation loss of $96.9 million in the nine months ended September 30, 2014 as compared to a $57.3 million loss in the year-ago period.   A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Trading gains were negatively impacted by a 5% decrease in average volatility, as measured by the VIX®, which decreased to 13.5, as well as, a 3% decrease in the ratio of actual to implied volatility for the nine months ended September 30, 2014 as compared to the year‑ago period. As a result, our trading gains, after removing the effects of currency translation, were 10% lower than those of the year-ago period.

Market making options and futures contract volume and stock share volumes decreased 21%,  12%,  and 11%, respectively, in the nine months ended September 30, 2014 as compared the year-ago period.

Net interest income for the nine months ended September 30, 2014 increased by $3.0 million, or 20%, to $17.7 million, driven by higher interest earned on firm cash balances. As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets. In the nine months ended September 30, 2014, these factors, together with securities lending activity, produced more net interest income than in the first nine months of 2013.

Market making non‑interest expenses for the nine months ended September 30, 2014 decreased $24.0 million, or 15%, as compared to the nine months ended September 30, 2013. The decrease primarily resulted from a $18.6 million decrease in execution and clearing fees and a $6.1 million decrease in general and administrative expenses during the nine months ended September 30, 2014 as compared to the same period last year.  The decrease in execution and clearing fees was driven by lower volume across all product classes.  General and administrative expenses reflect a reduction in administrative and consulting fees, primarily software development from the year-ago period.  As a percentage of total net revenues, market making non‑interest expenses were 85% and 70% for the nine months ended September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet.  The majority of our assets consist of exchange-listed marketable securities, which are marked-to-market daily, cash and securities segregated for customers, and collateralized receivables arising from customer-related and proprietary securities transactions.  Collateralized receivables consist primarily of securities borrowed, customer margin loans, receivables from clearing houses for settlement of securities transactions and securities purchased under agreements to resell.  At September 30, 2014, total assets were $41.61 billion of which approximately $41.17 billion, or 99.0%,  were considered liquid and consisted predominantly of customers’ cash, collateralized receivables and marketable securities.

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

We actively manage our excess liquidity and we maintain significant borrowing facilities through the securities lending markets and with banks. As a general practice, we maintain sufficient levels of cash on hand to provide us with a buffer should we need immediately available funds for any reason.    To provide additional liquidity and to further increase our regulatory capital reserves, we maintain a committed senior secured revolving credit facility from a syndicate of banks (see “Principal Indebtedness” below). As of September 30, 2014, we had no borrowings under these facilities.

Liability balances in connection with our payables to customers and securities loaned as of September 30, 2014 were higher than their respective average balances during the previous nine months.  Liability balances in connection with our short-term borrowings as of September 30, 2014 were lower than their respective average balances during the previous nine months

Based on our current level of operations, we believe our cash flows from operations and available cash will be adequate to meet our future liquidity needs for more than the next twelve months.

Cash and cash equivalents held by the Company’s non-U.S. operating companies at September 30, 2014 were $485.9 million ($421.2 million at December 31, 2013).  These funds are primarily intended to finance each individual Operating Company’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC.  The Company currently has no intention to repatriate further amounts from non-U.S. operating companies.  In the event dividends were to be paid to the Company in the future by a non-U.S. operating company, as occurred in connection with the special dividend in December 2010 and, in part, in December 2012, the Company would be required to accrue and pay income taxes on such dividends to the extent that U.S. income taxes had not been paid previously on the income of the paying company.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth.  Our consolidated equity increased to $5.19 billion at September 30, 2014 from $5.07 billion at September 30, 2013 as a result twelve months of comprehensive earnings partially offset by dividends paid during the last four quarters.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
Net cash used in operating activities	$39.2	$(127.5)
Net cash provided by investing activities	63.8	11.4
Net cash used in financing activities	(242.1)	(230.3)
Effect of exchange rate changes on cash and cash equivalents	(63.4)	(33.3)
Decrease in cash and cash equivalents	$(202.5)	$(379.8)

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

Nine months ended September 30, 2014:  Our cash and cash equivalents decreased by $202.5 million to $1,010.8 million for the nine months ended September 30, 2014.  Operating activities provided $39.2 million in net cash in.  We used net cash of $178.3 million in investing and financing activities, primarily due to distributions made to Holdings, dividends paid to common stockholders and purchases of other investments, offset by the sale of other investments.  Distributions paid to Holdings in the nine months ended September 30, 2014 included $102.7 million related to the funding of payments pursuant to the Tax Receivable Agreement (Note 4).

Nine months ended September 30, 2013:  Our cash and cash equivalents decreased by $379.8 million to $1,000.8 million for the nine months ended September 30, 2013.  We used $127.5 million in net cash in operating activities.  We used net cash of $218.9 million in our investing and financing activities primarily due to a decrease in short-term borrowings and distributionss made to Holdings and dividends paid to common stockholders.

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

At September 30, 2014, aggregate excess regulatory capital for all of the Operating Companies was $ 3.25 billion.  The following table summarizes capital, capital requirements and excess regulatory capital (millions):

	Net Capital/
	Eligible Equity	Requirement	Excess
IB LLC	$2,408.9	$369.5	$2,039.4
TH LLC	334.3	65.7	268.6
THE	693.4	210.5	482.9
Other regulated Operating Companies	483.2	22.7	460.5
	$3,919.8	$668.4	$3,251.4

At September 30, 2014, all of the Operating Companies were in compliance with their respective regulatory capital requirements.

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

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware.  These expenditure items are reported as property and equipment.  Capital expenditures for property and equipment were approximately $14.0 million and $12.0 million for the nine months ended September 30, 2014 and 2013, respectively.  We anticipate that our 2014 gross capital expenditures will be higher than in 2013 as we continue the expansion of our network, data center and backup facilities.  In the future, we plan to meet capital expenditure needs as we continue our focus on technology infrastructure initiatives to further enhance our competitive position.    We anticipate that we will fund capital expenditures with cash from operations and cash on hand.  In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our financial resources.  If we pursue any strategic acquisitions, we may incur additional capital expenditures.

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

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own.  At September 30, 2014, there were no definitive agreements with respect to any material acquisition.

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

We have been from time to time subject to certain pending and legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred. As of September 30, 2014, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period. As of September 30, 2014 and December 31, 2013, reserves provided for potential losses related to litigation matters were not material.

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

Recently Issued Accounting Pronouncements

Subsequent to the adoption of the ASC, the FASB will issue Accounting Standards Updates (“ASUs”) as the means to add to or delete from, or otherwise amend the ASC. In 2014, prior to the issuance of the Company’s condensed consolidated financial statements, ASUs 2013‑05 through 2014‑15 have been issued. Following is a summary of recently issued ASUs that have affected or may affect the Company’s condensed consolidated financial statements Adoption of those ASUs that became effective during 2014 prior to the issuance of the Company’s condensed consolidated financial statements, did not have a material effect on those financial statements.

	Affects	Status

ASU 2013-05

Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity

Effective for fiscal periods beginning on or after December 15, 2013.

ASU 2014-06	Technical Corrections and Improvements Related to Glossary Terms	Effective on issuance in March 2014.

ASU 2014-09	Revenue from Contracts with Customers (Topic 606)	Effective for fiscal periods beginning on or after December 15, 2016

ASU 2014-11	Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.	Effective for the first interim or annual period beginning after December 15, 2014

ASU 2014-12	Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.	Effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.

ASU 2014-15	Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern	Effective for the first interim or annual period ending after December 15, 2016

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

Since 2005, we have expanded our market making systems to incorporate cash forex and forex options to hedge our currency exposure at little or no cost and to hedge our currency exposure throughout each day on a continuous basis. In connection with the development of our currency strategy, we determined to base our net worth in GLOBALs, a basket of currencies. Periodically, we re‑evaluate the composition of the GLOBAL; in 2011 we expanded the composition of the GLOBAL from six to 16 currencies. The table below shows a comparison of the U.S. dollar equivalent of the GLOBAL as September 30, 2013 and 2014.

		As of 9/30/2013				As of 9/30/2014
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.41	1.0000	0.410	38.0%	1,935.5	1.0000	0.410	39.4%	2,046.1	1.4%
EUR	0.17	1.3526	0.230	21.3%	1,085.5	1.2631	0.215	20.6%	1,071.6	-0.7%
JPY	10.00	0.0102	0.102	9.4%	480.6	0.0091	0.091	8.8%	455.1	-0.7%
GBP	0.03	1.6185	0.049	4.5%	229.2	1.6213	0.049	4.7%	242.7	0.2%
CAD	0.04	0.9702	0.039	3.6%	183.2	0.8931	0.036	3.4%	178.3	-0.2%
BRL	0.08	0.4511	0.036	3.3%	170.3	0.4087	0.033	3.1%	163.2	-0.2%
CHF	0.03	1.1053	0.033	3.1%	156.5	1.0470	0.031	3.0%	156.8	-0.1%
INR	2.00	0.0160	0.032	3.0%	150.8	0.0161	0.032	3.1%	161.2	0.1%
HKD	0.25	0.1289	0.032	3.0%	152.2	0.1288	0.032	3.1%	160.7	0.1%
AUD	0.03	0.9320	0.028	2.6%	132.0	0.8747	0.026	2.5%	131.0	-0.1%
KRW	28.00	0.0009	0.026	2.4%	123.1	0.0009	0.027	2.6%	132.5	0.1%
MXN	0.30	0.0764	0.023	2.1%	108.2	0.0745	0.022	2.1%	111.5	0.0%
SEK	0.09	0.1555	0.014	1.3%	66.1	0.1386	0.012	1.2%	62.3	-0.1%
NOK	0.06	0.1663	0.010	0.9%	47.1	0.1557	0.009	0.9%	46.6	0.0%
SGD	0.01	0.7963	0.008	0.7%	37.6	0.7839	0.008	0.8%	39.1	0.0%
DKK	0.04	0.1814	0.007	0.7%	34.2	0.1697	0.007	0.7%	33.9	0.0%
			1.079	100.0%	5,092.1		1.040	100.0%	5,192.6	0.0%

Because we conduct business in many countries and many currencies, we consider ourselves a global enterprise rather than a U.S. dollar based company. Accordingly, we actively manage our currency exposure by maintaining our equity in GLOBALs.  The U.S. dollar value of the GLOBAL decreased to $ 1.040 from $ 1.079, or 4%, at September 30, 2014 as compared to September 30, 2013.  At September 30, 2014, approximately 61% of our equity was denominated in currencies other than U.S. dollars.

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

Interest Rate Risk

We had no variable‑rate debt outstanding at September 30, 2014.  Under our senior secured revolving credit facility, we have the ability to choose borrowing tenors from overnight to twelve months, which permits us to minimize the risk of interest rate fluctuations.

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

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Due to a currently low rate environment, a decrease of benchmark interest rates by 0.05%, would reduce our net interest income by approximately $14.3 million on an annualized basis.

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

We expect this kind of exposure to increase with growth in our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off‑balance‑sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of September 30, 2014, we had $17.26 billion in margin credit extended to our customers. The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. As a matter of practice, we enforce real‑time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

Management, including our CEO and our CFO, assessed the effectiveness of IBG, Inc.’s internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth in Internal Control‑Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment and those criteria, management concluded that IBG, Inc. maintained effective internal control over financial reporting as of September 30, 2014.

Changes to Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2014, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, (iv) the Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Unaudited Condensed Consolidated Financial Statements tagged in detail levels 1-4.

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

Date: November 10, 2014