Form 10-K
period 2014-12-31
Interactive Brokers Group, Inc.
filed 2015-03-02
CIK 1381197

Use these links to rapidly review the document

TABLE OF CONTENTS1
TABLE OF CONTENTS2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2014

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

         The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $1,329,833,125 computed by reference to the $23.29 closing sale price of the common stock on the NASDAQ Global Select Market, on June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter.

         As of March 2, 2015, there were 58,473,186 shares of the issuer's Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer's Class B common stock, par value $0.01 per share, outstanding.

         Documents Incorporated by Reference: Portions of Registrant's definitive proxy statement for its 2015 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

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

PART I

ITEM 1.    BUSINESS

Overview

        Interactive Brokers Group, Inc. ("IBG, Inc." or the "Company") is an automated global electronic broker and market maker. We custody and service accounts for hedge and mutual funds, RIAs, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders while striving to achieve best executions and processing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 100 electronic exchanges and trading venues around the world. In the U.S., our business is conducted from our headquarters in Greenwich, Connecticut and in Chicago, Illinois and Jersey City, New Jersey. Abroad, we conduct business through offices located in Canada, England, Switzerland, Hong Kong, India, Australia and Japan. At December 31, 2014 we had 960 employees worldwide.

        IBG, Inc. is a holding company and our primary assets are our ownership of approximately 14.5% of the membership interests of IBG LLC (the "Group"), the current holding company for our businesses. We are the sole managing member of IBG LLC. On May 3, 2007, IBG, Inc. priced its initial public offering (the "IPO") of shares of common stock. In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC and began to consolidate IBG LLC's financial results into its financial statements. When we use the terms "we," "us," and "our," we mean IBG LLC and its subsidiaries for periods prior to the IPO, and IBG, Inc. and its subsidiaries (including IBG LLC) for periods from and after the IPO. Unless otherwise indicated, the term "common stock" refers to the Class A common stock of IBG, Inc.

        We are a successor to the market making business founded by our Chairman and Chief Executive Officer, Thomas Peterffy, on the floor of the American Stock Exchange in 1977. Since our inception, we have focused on developing proprietary software to automate broker-dealer functions. During that time, we have been a pioneer in developing and applying technology as a financial intermediary to increase liquidity and transparency in the capital markets in which we operate. The advent of electronic exchanges in the last 24 years has provided us with the opportunity to integrate our software with an increasing number of exchanges and trading venues into one automatically functioning, computerized platform that requires minimal human intervention. Over three decades of developing our automated trading platforms and our automation of many middle and back office functions have allowed us to become one of the lowest cost providers of broker- dealer services and significantly increase the volume of trades we handle.

        Our activities are divided into two principal business segments: (1) electronic brokerage and (2) market making:

  •
  As a direct market access broker, we serve the customers of both traditional brokers and prime brokers. We provide our customers with an advanced order management, trade execution and portfolio management platform at a very low cost. Our customers can simultaneously access many financial markets worldwide and trade across multiple asset classes (stocks, options, futures, foreign exchange ("forex"), bonds and mutual funds) denominated in 21 different currencies, on one screen, from a single account based in any major currency. Our large bank and broker-dealer customers may "white label" our trading interface (i.e., make our trading interface available to their customers without referencing our name), or they can select from among our modular functionalities, such as order routing, trade reporting or clearing on specific products or exchanges where they may not have up-to-date technology, to offer their customers a comprehensive, global range of services and products. The emerging complexity of multiple trading venues provided us with the opportunity of building and continuously adapting our order routing software to secure excellent execution prices. This has become our major focus.

  •
  As a market maker, we provide continuous bid and offer quotations on over one million securities and futures products listed on electronic exchanges around the world. Our quotes are driven by proprietary mathematical models that assimilate market data and reevaluate our outstanding quotes each second. Unlike firms that trade over-the-counter ("OTC") derivative products, our business creates liquidity and transparency on electronic exchanges. In the past several years our market making business has suffered from competitive pressures and along with the rapid increase of our brokerage business, its significance has diminished.

        Our electronic brokerage and market making businesses are complementary. Both benefit from our combined scale and volume, as well as from our proprietary technology. Our brokerage customers benefit from the technology and market structure expertise developed in our market making business. The expense of developing and maintaining our unique technology, clearing, settlement, banking and regulatory structure required by any specific exchange or market center is shared by both of our businesses. These economies, in turn, enable us to provide lower transaction costs to our customers than our competitors. In addition, we believe we gain a competitive advantage by applying the software features we have developed for a specific product or market to newly-introduced products and markets over others who may have less automated facilities in one or both of our businesses or who operate only in a subset of the exchanges and market centers on which we operate. Our trading system contains unique architectural aspects that, together with our massive trading volume in markets worldwide, may impose a significant barrier to entry for firms wishing to compete in our specific businesses and permit us to compete favorably against our competitors.

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

        Our Investor Relations Department can be contacted at Interactive Brokers Group, Inc., Eight Greenwich Office Park, Greenwich, Connecticut 06831, Attn: Investor Relations, telephone: 203-618-4070, e-mail: investor- relations@interactivebrokers.com.

Our Organizational Structure and Overview of Recapitalization Transactions

        The graphic below illustrates our current ownership structure and reflects current ownership percentages. The graphic below does not display the subsidiaries of IBG LLC.

        Prior to the IPO, we had historically conducted our business through a limited liability company structure. Our primary assets are our ownership of approximately 14.5% of the membership interests of IBG LLC, the current holding company for our businesses, and our controlling interest and related contractual rights as the sole managing member of IBG LLC. The remaining approximately 85.5% of IBG LLC membership interests are held by IBG Holdings LLC ("Holdings"), a holding company that is owned by our founder, Chairman and Chief Executive Officer, Thomas Peterffy, and his affiliates, management and other employees of IBG LLC, and certain other members. The IBG LLC membership interests held by Holdings will be subject to purchase by us over time in connection with offerings by us of shares of our common stock. The below table shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of December 31, 2014.

	Public	Holdings	Total
Ownership %	14.5%	85.5%	100.0%
Membership interests	58,473,186	346,062,282	404,535,468

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

        In June 2011, with the consent of Holdings and the Company (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed to redeem certain membership interests from Holdings through the sale of common stock and to distribute the proceeds of such sale to the beneficial owners of such membership interests. On August 4, 2011, the Company filed a "shelf" Registration Statement on Form S-3 (File Number 333-176053) with the SEC for the issuance of additional shares in connection with Holdings requesting redemption of a portion of its member interests in IBG LLC. On August 4, 2011, a Prospectus Supplement was filed by the Company with the SEC to issue 1,983,624 shares of common stock (with a fair value of $29 million) in exchange for an equivalent number of shares of member interests in IBG LLC.

        In November 2013, with the consent of Holdings and the Company (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed to redeem certain membership interests from Holdings through the sale of common stock and to distribute the proceeds of such sale to the beneficial owners of such membership interests. On November 12, 2013, the Company filed a "shelf" Registration Statement on Form S-3 (File Number 333-192275) with the SEC for the issuance of additional shares in connection with Holdings requesting redemption of a portion of its member interests in IBG LLC. On November 12, 2013, a Prospectus Supplement was filed by the Company with the SEC to issue 4,683,415 shares of common stock (with a fair value of $109.7 million) in exchange for an equivalent number of shares of member interests in IBG LLC.

        On October 24, 2014 the Company filed a Prospectus Supplement with the SEC to issue 1,358,478 shares of common stock (with a fair value of $35.2 million) in exchange for an equivalent number of shares of member interests in IBG LLC.

Segment Operating Results

		Year Ended December 31,
		2014	2013	2012
		(in millions)
Electronic Brokerage	Net revenues(1)	$952.3	$818.5	$672.2
	Non-interest expenses(2)	363.8	422.7	328.7

	Income before income taxes	$588.5	$395.8	$343.5

	Pre-tax profit margin	62%	48%	51%
Market Making	Net revenues(1)	$284.4	$361.1	$490.5
	Non-interest expenses	170.3	202.6	271.0

	Income before income taxes	$114.1	$158.5	$219.5

	Pre-tax profit margin	40%	44%	45%
Corporate(3)	Net revenues(1)	$(193.4)	$(103.4)	$(32.2)
	Non-interest expenses	3.1	(0.4)	3.8

	Loss before income taxes	$(196.5)	$(103.0)	$(36.0)

Total	Net revenues	$1,043.3	$1,076.2	$1,130.5
	Non-interest expenses	537.2	624.9	603.5

	Income before income taxes	$506.1	$451.3	$527.0

	Pre-tax profit margin	49%	42%	47%

(1)
Certain reclassifications have been made to previously reported amounts to conform with the current presentation of currency translation gains and losses related to our currency diversification strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Presentation of Foreign Currency Effects" in Part II Item 7 of this Annual Report on Form 10-K.

(2)
Electronic brokerage non-interest expenses in 2013 included an unusual loss of $64 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Overview" in Part II Item 7 of this Annual Report on Form 10-K.

(3)
The Corporate segment includes corporate related activities, inter-segment eliminations and net gains and losses on foreign currency contracts held as part of our overall currency diversification strategy.

        Financial information concerning our business segments for each of 2014, 2013 and 2012 is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the notes thereto, which are in Part II, Items 7 and 8 of this Annual Report on Form 10-K.

Electronic Brokerage—Interactive Brokers

        Electronic brokerage represented 77% of 2014 net revenues and 84% of 2014 income before income taxes from electronic brokerage and market making combined. We conduct our electronic brokerage business through our Interactive Brokers ("IB") subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on the technology originally developed for our market making business, IB's systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost in multiple products and currencies from a single trading account.

        Since launching this business in 1993, we have grown to approximately 281,000 institutional and individual brokerage customers. We provide our customers with what we believe to be one of the most effective and efficient electronic brokerage platforms in the industry. The following are key highlights of our electronic brokerage business:

  •
  Low Costs—We provide our customers with among the industry's lowest overall transaction costs in two ways. First, we offer among the lowest execution, commission and financing costs in the industry. Second, our customers benefit from our advanced routing of orders designed to achieve the best available trade price. In order to illustrate this advantage, in 2014 we expanded our published monthly brokerage metrics to include our customers' average net trade cost for Reg.-NMS stocks. In 2014, customers' total all-in cost of executing and clearing U.S. Reg.-NMS stocks through IB, including brokerage commissions, regulatory and exchange fees and market impact, was 1 basis point of trade money, as measured against a daily VWAP benchmark.

  •
  Automated Risk Controls—Throughout the trading day, we calculate margin requirements for each of our customers on a real-time basis across all product classes (stocks, options, futures, bonds, forex, and mutual funds) and across all currencies. Our customers are alerted to approaching margin violations and if a customer's equity falls below what is required to support that customer's margin, we attempt to automatically liquidate positions on a real-time basis to bring the customer's account into margin compliance. This is done to protect IB, as well as the customer, from excessive losses.

  •
  IB Universal AccountSM—From a single point of entry in one IB Universal AccountSM our customers are able to trade products denominated in 21 currencies, across multiple classes of tradable, exchange-listed products, including stocks, options, futures, bonds, forex and mutual funds traded on more than 100 exchanges and market centers and in 24 countries around the world seamlessly.

  •
  IB SmartRoutingSM—Our customers benefit from our advanced order routing technology. IB SmartRoutingSM retains control of the customer's order, continuously searches for the best available price and, unlike most other routers, dynamically routes and re-routes all or parts of a customer's order to achieve optimal execution and among the lowest execution and commission costs in the industry. To highlight the quality of our price executions, we publish on our website independent measurements performed by a third party provider of transaction analysis to illustrate IB's net price improvement versus the industry. In 2014, we also launched Transaction Cost Analysis reporting to allow customers to track execution performance by criteria including trade date, trade price, underlying and exchange.

  •
  Flexible and Customizable System—Our platform is designed to provide an efficient customer experience, beginning with a highly automated account opening process and ending with a fast trade execution, with real-time position monitoring. Our sophisticated interface provides interactive real-time views of account balances, positions, profits or losses, buying power and "what-if" scenarios to enable our customers to more easily make informed investment decisions and trade efficiently. Our system is configured to remember the user's preferences and is specifically designed for multi-screen systems. When away from their main workstations, customers are able to access their accounts through our IB WebTraderSM or MobileTraderSM interfaces.

  •
  Interactive AnalyticsSM and IB Options AnalyticsSM—We offer our customers state-of-the-art tools, which include a customizable trading platform, advanced analytic tools and over 60 sophisticated order types and algorithms. IB also provides a real-time option analytics window which displays values that reflect the rate of change of an option's price with respect to a unit change in each of a number of risk dimensions.

  •
  Probability LabSM (Patent Pending)—The Probability Lab provides clients with an intuitive, visual method to analyze market participants' future stock price forecasts based on current option prices. This tool compares a client's stock price forecast versus that of the market, and scans the entire option universe for the highest Sharpe ratio multi-leg option strategies that take advantage of the client's forecast.

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

  •
  White Branding—Our large financial advisor and broker-dealer customers may "white brand" our trading interface, account management and reports with their firm's identity. Broker-dealer clients can also select from among our modular functionalities, such as order routing, trade reporting or clearing, on specific products or exchanges where they may not have up-to-date technology, in order to offer to their customers a complete global range of services and products.

  •
  Securities Financing Services—We offer a suite of automated Stock Borrow and Lending tools, including IB's depth of availability, transparent rates, global reach and dedicated service representatives. IB's Stock Yield Enhancement Program allows our customers to lend their fully- paid stock shares to IB in exchange for cash collateral. In turn, IB lends these stocks in exchange for collateral and earns stock lending fees. Customers receive generally 50% of the fees collected from lending their stocks. This allows customers holding fully-paid, long stock positions to enhance their returns.

  •
  Investors' Marketplace—The Investors' Marketplace is an expansion of our Money Manager Marketplace and our Hedge Fund Capital Introduction program. This program is the first electronic meeting place that brings together individual investors, financial advisors, money managers, fund managers, research analysts, technology providers, business developers and administrators, allowing them to interact to form connections and conduct business.

  •
  Trade Desk—IB offers broker-assisted trading through our block trade desk, which is ideal when customers are away from their computer, or if they just want another set of eyes watching their orders and updating them on market changes.

        IB is able to provide its customers with high-speed trade execution at low commission rates, in large part because it utilizes the backbone technology developed for Timber Hill's market making operations. As a result of our advanced electronic brokerage platform, IB attracts sophisticated and active investors. No single customer represented more than 1% of our commissions and execution fees in 2014.

Market Making—Timber Hill

        Market making represented 23% of 2014 net revenues from electronic brokerage and market making combined. We conduct our market making business through our Timber Hill ("TH") subsidiaries. As one of the largest market makers on many of the world's leading electronic exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over one million tradable, exchange-listed products, including equity derivative products, equity index derivative products, equity securities and futures. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Historically, our profits have been principally a function of transaction volume and price volatility of electronic exchange- traded products rather than the direction of price movements. Other factors, including the ratio of actual to implied volatility and shifts in foreign currency exchange rates, can also have a meaningful impact on our results, as described further in "Business Environment" in Part II, Item 7 of this Annual Report on Form 10-K.

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

        We are a market leader in exchange-traded equity options and equity-index options and futures. Together with our electronic brokerage customers, in 2014 we accounted for approximately 8.5% of exchange-listed equity options traded worldwide according to data received from exchanges worldwide. Our ability to make markets in such a large number of exchanges and market centers simultaneously around the world is one of our core strengths and has contributed to the large volumes in our market making business. We engage in market making operations in North and South America, Europe and in the Asia/Pacific regions as described below.

        North and South American Market Making Activities.    Our U.S. market making activities are conducted through Timber Hill LLC ("TH LLC"), a SEC-registered securities broker-dealer that conducts market making in equity derivative products, equity index derivative products and equity securities. Since its inception in 1982, TH LLC has grown to become one of the largest listed options market makers in the United States. As of December 31, 2014, TH LLC held specialist, primary market maker or lead market maker designations in options on approximately 1,080 underlying securities listed in the United States. TH LLC is a member of the Boston Options Exchange, BATS exchange, Chicago Board Options Exchange, Chicago Mercantile Exchange, Chicago Board of Trade, International Securities Exchange, NYSE AMEX Options Exchange, NYSE Arca, OneChicago, NASDAQ OMX's PHLX and NOM option markets and the New York Mercantile Exchange. TH LLC also conducts market making activities in Mexico at the MEXDER and the Mexican Stock Exchange and in Brazil at BM&F BOVESPA S.A. We conduct market making activities in Canada through our Canadian subsidiary, Timber Hill Canada Company ("THC") at the Toronto Stock Exchange and Montreal Exchange. In addition, we participate in stock trading at various notable Electronic Communications Networks ("ECNs") in both the U.S. and Canada.

        European, Asian, and Australian Market Making Activities.    Our European, Asian, and Australian market making subsidiaries, primarily Timber Hill Europe AG ("THE"), conduct operations in 22 countries, comprising the major securities markets in these regions.

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

        Most of the above trading activities take place on exchanges and all securities and commodities that we trade are cleared by exchange owned or authorized clearing houses. Recently, the emergence of High Frequency Traders and others who compete with us but do not regularly provide liquidity have put our market making operations under pressure and its relative significance has diminished

Technology

        Our proprietary technology is the key to our success. We built our business on the belief that a fully computerized market making system that could integrate pricing and risk exposure information quickly and continuously would enable us to make markets profitably in many different financial instruments simultaneously. We believe that integrating our system with electronic exchanges and market centers results in transparency, liquidity and efficiencies of scale. Together with the IB SmartRoutingSM system and our low commissions, these features reduce overall transaction costs to our customers and, in turn, increases our transaction volume and profits. Over the past 37 years, we have developed an integrated trading system and communications network and have positioned our company as an efficient conduit for the global flow of risk capital across asset and product classes on electronic exchanges around the world, permitting us to have one of the lowest cost structures in the industry. We believe that developing, maintaining and continuing to enhance our proprietary technology provides us and our customers with the competitive advantage of being able to adapt quickly to the changing environment of our industry and to take advantage of opportunities presented by new exchanges, products or regulatory changes before our competitors.

        The quotes that we provide as market makers are driven by proprietary mathematical models that assimilate market data and re-evaluate our outstanding quotes each second. Because our technology infrastructure enables us to process large volumes of pricing and risk exposure information rapidly, we are able to make markets profitably in securities with relatively low spreads between bid and offer prices. As market makers, we must ensure that our interfaces connect effectively and efficiently with each exchange and market center where we make markets and that they are in complete conformity with all the applicable rules of each local venue. Utilizing up-to-date computer and telecommunications systems, we transmit continually updated pricing information directly to exchange computer devices and receive trade and quote information for immediate processing by our systems. As a result, we are able to maintain more effective control over our exposure to price and volatility movements on a real-time basis than many of our competitors. This control is important, not only because our system must process, clear and settle several hundred thousand market maker trades per day with a minimal number of errors, but also because the system monitors and manages the risk on the entire portfolio, which generally consists of more than ten million open contracts distributed among many hundred thousand different products. Using our system, which we believe affords an optimal interplay of decentralized trading activity and centralized risk management, we quote markets in over one million securities and futures products traded around the world.

        In our electronic brokerage business, our proprietary technology infrastructure enables us to provide our customers with the ability to execute trades at among the lowest commission costs in the industry. Additionally, our customers benefit from real-time systems optimization for our market making business. Customer trades are both automatically captured and reported in real time in our system. Our customers trade on more than 100 exchanges and market centers in 24 countries around the world. All of these exchanges are partially or fully electronic, meaning that a customer can buy or sell a product traded on that exchange via an electronic link from his or her computer terminal through our system to the exchange. We offer our products and services through a global communications network that is designed to provide secure, reliable and timely access to the most current market information. We provide our customers with a variety of means to connect to our brokerage systems, including dedicated point-to-point data lines, virtual private networks and the Internet.

        Specifically, our customers receive worldwide electronic access connectivity through our Trader Workstation (our real-time Java-based trading platform), our proprietary Application Programming Interface ("API"), and/or industry standard Financial Information Exchange ("FIX") connectivity. Customers who want a professional quality trading application with a sophisticated user interface utilize our Trader Workstation which can be accessed through a desktop or variety of mobile devices. Customers interested in developing program trading applications in MS-Excel, Java, Visual Basic or C++ utilize our API. Large institutions with FIX infrastructure prefer to use our FIX solution for seamless integration of their existing order gathering and reporting applications.

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

        Our internally-developed, fully integrated trading and risk management systems are unique and transact across all product classes on more than 100 markets and in 21 currencies around the world. These systems have the flexibility to assimilate new exchanges and new product classes without compromising transaction speed or fault tolerance. Fault tolerance, or the ability to maintain system performance despite exchange malfunctions or hardware failures, is crucial to successful market making and ensuring best executions for brokerage customers. Our systems are designed to detect exchange malfunctions and quickly take corrective actions by re-routing pending orders.

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

        We actively manage our global currency exposure on a continuous basis by maintaining our equity in a basket of currencies we call the GLOBAL. In 2011, we expanded the composition of the GLOBAL from six to 16 currencies to better reflect the expanding breadth of our businesses around the world. We define the GLOBAL as consisting of fractions of a U.S. dollar, Euro, Japanese yen, British pound, Canadian dollar, Australian dollar, Swiss franc, Hong Kong dollar, Swedish krona, Mexican peso, Danish krone, Norwegian krone, South Korean won, Brazilian real, Indian rupee and Singapore dollar. The Company currently transacts business and is required to manage balances in each of these 16 currencies. The currencies comprising the GLOBAL and their relative proportions can change over time. Additional information regarding our currency diversification strategy is set forth in "Quantitative and Qualitative Disclosures About Market Risk" in Part II, Item 7A of this Annual Report on Form 10-K.

Electronic Brokerage

        IB calculates margin requirements for each of its customers on a real-time basis across all product classes (stocks, options, futures, forex, bonds and mutual funds) and across all currencies. Recognizing that IB's customers are experienced investors, we expect our customers to manage their positions proactively and we provide tools to facilitate our customers' position management. However, if a customer's equity falls below what is required to support that customer's margin, IB will automatically liquidate positions on a real-time basis to bring the customer's account into margin compliance. We do this to protect IB, as well as the customer, from excessive losses. These systems further contribute to our low-cost structure. The entire credit management process is completely automated.

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

        IB's customer interface includes color coding on the account screen and pop-up warning messages to notify customers that they are approaching their margin limits. This feature allows customers to take action, such as entering margin reducing trades, to avoid having IB liquidate their positions. These tools and real-time margining allow IB's customers to understand their trading risk at any moment of the day and help IB maintain low commissions.

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

  •
  Our market making system continuously evaluates over one million securities and futures products in which we provide bid and offer quotes and changes its bids and offers in such a way as to maintain an overall hedge and a low-risk profile. The speed of communicating with exchanges and market centers is maximized through continuous software and network engineering innovation, thereby allowing the firm to achieve real-time controls over market exposure.

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

Transaction Processing

        Our transaction processing is automated over the full life cycle of a trade. Our market making software generates and disseminates to exchanges and market centers continuous bid and offer quotes on over one million tradable, exchange-listed products. Our fully automated smart router system searches for the best possible combination of prices available at the time a customer order is placed and immediately seeks to execute that order electronically or send it where the order has the highest possibility of execution at the best price.

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

Clearing and Margining

        Our activities in the United States are entirely self-cleared. We are a full clearing member of The OCC (Options Clearing Corporation), the Chicago Mercantile Exchange Clearing House ("CMECH"), The Depository Trust Clearing Corporation and ICE Clear U.S.

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

        We currently service approximately 281,000 cleared customer accounts. Our customers reside in over 190 countries around the world.

        The target IB customer is one that requires the latest in trading technology, worldwide access and expects low overall transaction costs. IB's customers are mainly comprised of "self-service" individuals, former floor traders, trading desk professionals, electronic retail brokers, financial advisors who are comfortable with technology, banks that require global access, and hedge funds.

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

        Our customers receive worldwide electronic access connectivity in one of three ways: the Trader Workstation via desktop or mobile device, our proprietary API, and/or industry standard FIX connectivity.

Employees and Culture

        We take pride in our technology-focused company culture and embrace it as one of our fundamental strengths. We remain committed to improving our technology, and we try to minimize corporate hierarchy to facilitate efficient communication among employees. We have assembled what we believe is a highly talented group of employees. As we grow, we expect to continue to provide significant rewards for our employees who provide substantial value to us and the world's financial markets.

        As of December 31, 2014, we had 960 employees, all of whom were employed on a full-time basis. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Competition

Electronic Brokerage

        The market for electronic brokerage services is rapidly evolving and highly competitive. IB believes that it fits neither within the definition of a traditional broker nor that of a prime broker. IB's primary competitors include offerings targeted to professional traders by large retail online brokers (such as TD

Ameritrade's thinkorswim, E*TRADE Pro business, and The Charles Schwab Corporation's StreetSmart Edge and optionsXpress businesses) and the prime brokerage and electronic brokerage arms of major investment banks and brokers (such as Goldman Sachs' Electronic Trading (GSET), REDIPlus, and Morgan Stanley's Passport business). We also encounter competition to a lesser extent from full commission brokerage firms including Bank of America Merrill Lynch and Morgan Stanley Smith Barney, as well as other financial institutions, most of which provide online brokerage services. The electronic brokerage businesses of many of our competitors are relatively insignificant in the totality of their firms' business and many impose significant account equity minimums, which IB does not. IB provides access to a global range of products from a single IB Universal AccountSM and professional level executions and pricing, which positions it in competition with niche direct-access providers and prime brokers. In addition to offering low commissions and financing rates, IB provides sophisticated order types and analytical tools that give a competitive edge to its customers.

Market Making

        Historically, competition has come from registered market making firms which range from sole proprietors with very limited resources to large, integrated broker-dealers. Today, Timber Hill's major competitors continue to be large broker-dealers, such as Goldman Sachs, Morgan Stanley, UBS, Citigroup, Bank of America Merrill Lynch, and niche players such as Citadel, Susquehanna, Virtu, Wolverine Trading, Group One Trading, Peak6 and Knight Capital Group. Some of our competitors in market making are larger than we are and have more captive order flow, although this is less true with respect to our narrow focus on options, futures and ETFs listed on electronic exchanges.

        The competitive environment for market makers has evolved considerably in the past several years, most notably with the rise in high frequency trading firms ("HFTs"), which transact significant trading volume on electronic exchanges by using complex algorithms and high speed execution software that analyzes market conditions. HFTs that are not registered market makers operate with fewer regulatory restrictions and are able to move more quickly and trade more cheaply. This issue is currently an area of focus amongst regulators who are examining the practices of HFTs and their impact on market structure.

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

        At December 31, 2014, aggregate excess regulatory capital for all of the operating companies was $3.27 billion.

        TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the CFTC's minimum financial requirements (Regulation 1.17) under the Commodities Exchange Act, and THE is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement. Additionally, THSHK is subject to the Hong Kong Securities and Futures Commission financial resource requirement, THA is subject to the Australian Stock Exchange liquid capital requirement, Timber Hill (Lichtenstein) AG is subject to the Financial Market Authority Liechtenstein eligible capital requirements, THC and Interactive Brokers Canada Inc. ("IBC") are subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, Interactive Brokers (U.K.) Limited ("IBUK") is subject to the U.K. Financial Conduct Authority ("FCA") financial resources requirement, IBI is subject to the National Stock Exchange of India net capital requirements and Interactive Brokers Securities Japan, Inc. ("IBSJ") is subject to the Japanese Financial Supervisory Agency capital requirements. The following table summarizes capital, capital requirements and excess regulatory capital:

	Net Capital/ Eligible Equity	Requirement	Excess
	(in millions)
IB LLC	$2,333.9	$279.0	$2,054.9
TH LLC	374.2	63.6	310.6
THE	661.7	205.3	456.4
Other regulated Operating Companies	486.0	36.1	449.9

	$3,855.8	$584.0	$3,271.8

        At December 31, 2014, all of the operating companies were in compliance with their respective regulatory capital requirements. For additional information regarding our net capital requirements see Note 17 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

        To further enhance the protection of our customers' assets, in 2011, IB LLC sought and received approval from FINRA to perform the customer reserve computation on a daily basis, instead of once per week. IB LLC has been performing daily computations since December 2011, along with daily adjustments of the money set aside in safekeeping for our customers.

Supervision and Compliance

        Our Compliance Department supports and seeks to ensure proper operations of our market making and electronic brokerage businesses. The philosophy of the Compliance Department, and our company as a whole, is to build automated systems to try to eliminate manual steps in the compliance process and then to augment these systems with experienced staff members who apply their judgment where needed. We have built automated systems to handle wide-ranging compliance issues such as trade and audit trail reporting, financial operations reporting, enforcement of short sale rules, enforcement of margin rules and pattern day trading restrictions, review of employee correspondence, archival of required records, execution quality and order routing reports, approval and documentation of new customer accounts, and anti-money laundering and anti-fraud surveillance. In light of our automated operations and our automated compliance systems, we have a smaller and more efficient Compliance Department than many traditional securities firms. Nonetheless, we have increased the staffing in our Compliance Department over the past several years to meet the increased regulatory burdens faced by all industry participants.

        Our electronic brokerage and market making companies have Chief Compliance Officers who report to the Company's CEO, General Counsel and its Audit and Compliance Committee. These Chief Compliance Officers, plus certain other senior staff members, are FINRA and NFA registered principals with supervisory responsibility over the various aspects of our businesses. Similar roles are undertaken by staff in certain non-U.S. locations as well. Staff members in the Compliance Department and in other departments of the firm are also registered with FINRA, NFA or other regulatory organizations.

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

Executive Officers and Directors of Interactive Brokers Group, Inc.

        The following table sets forth the names, ages and positions of our current directors and executive officers.

Name	Age	Position
Thomas Peterffy	70	Chairman of the Board of Directors and Chief Executive Officer
Earl H. Nemser	67	Vice Chairman and Director
Milan Galik	48	President and Director
Paul J. Brody	54	Chief Financial Officer, Treasurer, Secretary and Director
Thomas A. Frank	59	Executive Vice President and Chief Information Officer
Lawrence E. Harris	58	Director
Hans R. Stoll	75	Director
Wayne Wagner	76	Director
Richard Gates	43	Director

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

        Milan Galik.    Mr. Galik joined us in 1990 as a software developer and has served as President of the Company and IBG LLC since October 2014. Mr. Galik served as Senior Vice President, Software Development of IBG LLC from October 2003 to October 2014. In addition, Mr. Galik has served as Vice President of Timber Hill LLC since April 1998 and serves as a member of the board of directors of the Boston Options Exchange. Mr. Galik received a Master of Science degree in electrical engineering from the Technical University of Budapest in 1990.

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

        Lawrence E. Harris.    Dr. Harris has been a director since July 2007. He is a professor of Finance and Business Economics at the University of Southern California, where he holds the Fred V. Keenan Chair in Finance at the Marshall School of Business. Dr. Harris also serves as trustee of the Clipper Fund, director of the Selected Funds, and as the research coordinator of the Institute for Quantitative Research in Finance. Dr. Harris formerly served as Chief Economist of the U.S. Securities and Exchange Commission. Dr. Harris earned his Ph.D. in Economics from the University of Chicago, and is a CFA charterholder. He is an expert in the economics of securities market microstructure and the uses of transactions data in financial research. He has written extensively about trading rules, transaction costs, index markets, and market regulation. Dr. Harris is also the author of the widely respected textbook "Trading and Exchanges: Market Microstructure for Practitioners."

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

        Wayne Wagner.    Mr. Wagner has been a director since April 2014. He is a consultant on issues related to investment management and securities trading. He co-founded Plexus Group, now part of ITG, Inc., in 1986. Plexus provided trading evaluation and advisory services to money managers, brokerage firms and pension plan sponsors. He was also a founding partner of Wilshire Associates and served as the Chief Investment Officer of Wilshire Asset Management. He participated in the design of the operating, balancing and evaluation algorithms for the world's first operational index fund at Wells Fargo Bank. He is recognized as instrumental in pioneering processes to reduce the costs of trading. Mr. Wagner has authored several books on the topic of trading and investment management and is currently the Research Committee Chairman of the CFA-Institute Research Foundation.

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

        Thomas Peterffy, our founder, Chairman and Chief Executive Officer, and his affiliates beneficially own approximately 88.0% of the economic interests and all of the voting interests in Holdings, which owns all of our Class B common stock, representing approximately 85.5% of the combined voting power of all classes of our voting stock. As a result, Mr. Peterffy has the ability to elect all of the members of our board of directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, material expansions or contractions of our business, entry into new lines of business, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on our common stock. In addition, Mr. Peterffy is able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could discourage potential takeover attempts that other stockholders may favor and could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and this may adversely affect the market price of our common stock.

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

        We are a holding company and our primary assets are our approximately 14.5% equity interest in IBG LLC and our controlling interest and related rights as the sole managing member of IBG LLC and, as such, we operate and control all of the business and affairs of IBG LLC and are able to consolidate IBG LLC's financial results into our financial statements. We have no independent means of generating revenues. IBG LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, its taxable income is allocated on a pro rata basis to Holdings and us. Accordingly, we incur income taxes on our proportionate share of the net taxable income of IBG LLC, and also incur expenses related to our operations. We intend to cause IBG LLC to distribute cash to its members in amounts at least equal to that necessary to cover their tax liabilities, if any, with respect to the earnings of IBG LLC. To the extent we need funds to pay such taxes, or for any other purpose, and IBG LLC is unable to provide such funds, it could have a material adverse effect on our business, financial condition or results of operations.

We are required to pay Holdings for the benefit relating to additional tax depreciation or amortization deductions we claim as a result of the tax basis step-up our subsidiaries received in connection with our IPO and certain subsequent redemptions of Holdings membership interests.

        In connection with our IPO, we purchased interests in IBG LLC from Holdings for cash. In August 2011, November 2013 and October 2014, in connection with redemptions of Holdings membership interests, we acquired additional interests in IBG LLC by issuing shares of Class A common stock in exchange for an equivalent number of shares of member interests in IBG LLC (the "Redemptions"). In addition, IBG LLC membership interests held by Holdings may be sold in the future to us and financed by our issuances of shares of our common stock. The initial purchase and the Redemptions did, and the subsequent purchases may, result in increases in the tax basis of the tangible and intangible assets of IBG LLC and its subsidiaries that otherwise would not have been available. Such increase will be approximately equal to the amount by which our stock price at the time of the purchase exceeds the income tax basis of the assets of IBG LLC underlying the IBG LLC interests acquired by us. These increases in tax basis will result in increased deductions in computing our taxable income and resulting tax savings for us generally over the 15 year period which commenced with the initial purchase. We have agreed to pay 85% of these tax savings, if any, to Holdings as they are realized as additional consideration for the IBG LLC interests that we acquire.

        As a result of the IPO and the redemptions by Holdings, the increase in the tax basis attributable to our interest in IBG LLC is $1.09 billion. The tax savings that we would actually realize as a result of this increase in tax basis likely would be significantly less than this amount multiplied by our effective tax rate due to a number of factors, including the allocation of a portion of the increase in tax basis to foreign or non-depreciable fixed assets, the impact of the increase in the tax basis on our ability to use foreign tax credits and the rules relating to the amortization of intangible assets, for example. Based on current facts and assumptions, including that subsequent purchases of IBG LLC interests will occur in fully taxable transactions, the potential tax basis increase resulting from the historical and future purchases of the IBG LLC interests held by Holdings could be as much as $6.76 billion. The tax receivable agreement requires 85% of such tax savings, if any, to be paid to Holdings, with the balance to be retained by us. The actual increase in tax basis depends, among other factors, upon the price of shares of our common stock at the time of the purchase and the extent to which such purchases are taxable and, as a result, could differ materially from this amount. Our ability to achieve benefits from any such increase, and the amount of the payments to be made under the tax receivable agreement, depends upon a number of factors, as discussed above, including the timing and amount of our future income.

        The tax basis of $6.76 billion assumes that (a) all remaining IBG LLC membership interests held by Holdings are purchased by the Company and (b) such purchases in the future are made at prices that reflect the closing share price at December 31, 2014. In order to have a $6.76 billion tax basis, the offering price per share of Class A common stock in such future public offering will need to exceed the then current cost basis per share of Class A common stock by approximately $16.39.

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

        The members of Holdings have the right to cause the redemption of their Holdings membership interests over time in connection with offerings of shares of our common stock. We intend to sell additional shares of common stock in public offerings in the future, which may include offerings of our common stock to finance future purchases of IBG LLC membership interests which, in turn, will finance corresponding redemptions of Holdings membership interests. These offerings and related transactions were anticipated to occur on or about each of the first eight years following the IPO. Given the absence of any public offering subsequent to our IPO in 2007 through 2010 (and the relatively minor amounts associated with the 2011, 2013 and 2014 redemptions) and depending on the timing of redemptions, this offering schedule will be extended into the future in accordance with the Exchange Agreement. The size and occurrence of these offerings may be affected by market conditions. We may also issue additional shares of common stock or convertible debt securities to finance future acquisitions or business combinations. We currently have approximately 58.5 million outstanding shares of common stock. Assuming no anti-dilution adjustments based on combinations or divisions of our common stock, the offerings referred to above could result in the issuance by us of up to an additional approximately 346.1 million shares of common stock. It is possible, however, that such shares could be issued in one or a few large transactions.

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

        Domestic and foreign stock exchanges, other self-regulatory organizations and state and foreign securities commissions can censure, fine, issue cease- and-desist orders, suspend or expel a broker-dealer or any of its officers or employees. Our ability to comply with all applicable laws and rules is largely dependent on our internal system to ensure compliance, as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions in the future due to claimed noncompliance, which could have a material adverse effect on our business, financial condition and results of operations. To continue to operate and to expand our services internationally, we may have to comply with the regulatory controls of each country in which we conduct, or intend to conduct business, the requirements of which may not be clearly defined. The varying compliance requirements of these different regulatory jurisdictions, which are often unclear, may limit our ability to continue existing international operations and further expand internationally.

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

        During 2014, approximately 27% of our net revenues were generated by our operating companies outside the United States. We are exposed to risks and uncertainties inherent in doing business in international markets, particularly in the heavily regulated brokerage industry. Such risks and uncertainties include political, economic and financial instability; unexpected changes in regulatory requirements, tariffs and other trade barriers; exchange rate fluctuations; applicable currency controls; and difficulties in staffing, including reliance on newly hired local experts, and managing foreign operations. These risks could cause a material adverse effect on our business, financial condition or results of operations.

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

Market making in forex-based products entails significant risk, and unforeseen events in such business could have an adverse effect on our business, financial condition and results of operation.

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

        The following table sets forth certain information with respect to our leased facilities:

Location	Space (sq. feet)	Expiration	Principal Usage
Greenwich, CT	81,266	2019	Headquarters and data center
Greenwich, CT	37,404	2019	Office space
Jersey City, NJ	5,869	2018	Office space
Chicago, IL	61,492	2017	Office space and data center
Washington, D.C.	1,035	2015	Office space
Montreal, Canada	4,566	2019	Office space
London, United Kingdom	2,283	2015	Office space
Zug, Switzerland	23,672	2017	Office space and data center
Vaduz, Liechtenstein	2,370	2017	Office space
Sydney, Australia	2,649	2016	Office space
Hong Kong	9,336	2018	Office space and data center
Budapest, Hungary	4,297	2018	Office space
St. Petersburg, Russia	2,742	2015	Office space
Tallinn, Estonia	4,844	2016	Office space
Mumbai, India	5,700	2017	Office space
Tokyo, Japan	2,161	2016	Office space
Shanghai, China	3,635	2018	Office space

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

Trading Technologies Matter

        On February 3, 2010, Trading Technologies International, Inc. ("Trading Technologies") filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against Interactive Brokers Group, Inc., IBG LLC, Holdings, and Interactive Brokers LLC. Thereafter, Trading Technologies dismissed Interactive Brokers Group, Inc. and Holdings from the case, leaving only IBG LLC and Interactive Brokers LLC as defendants ("Defendants"). The operative complaint, as amended, alleges that the Defendants have infringed and continue to infringe twelve U.S. patents held by Trading Technologies. Trading Technologies is seeking, among other things, unspecified damages and injunctive relief ("the Litigation").

        The Defendants filed an answer to Trading Technologies' amended complaint, as well as related counterclaims. The defendants deny Trading Technologies' claims, assert that the asserted patents are not infringed and are invalid, and assert several other defenses as well.

        Trading Technologies also filed patent infringement lawsuits against approximately a dozen other companies in the same court, many of which are still pending. The Litigation was consolidated with the other lawsuits filed by Trading Technologies.

        On June 2, 2014, the Defendants filed a motion to stay the Litigation pursuant to Section 18(b) of the America Invents Act in light of petitions for Covered Business Method ("CBM") Review on five asserted patents filed with the United States Patent and Trademark Office ("USPTO") by other defendants in the consolidated cases. Some of the other defendants have similarly requested a stay in light of such petitions. On December 2, 2014, the USPTO issued decisions instituting CBM Review on four of the asserted patents for which CBM petitions were filed, declining to institute CBM Review on one of the asserted patents. The District Court has not yet ruled on the motions to stay.

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

Pending Regulatory Inquiries

        IB's businesses are heavily regulated by state, federal and foreign regulatory agencies as well as numerous exchanges and self-regulatory organizations ("SRO"). IB's various companies are regulated under state securities laws, U.S. and foreign securities, commodities and financial services laws and under the rules of more than 25 exchanges and SROs. In the current era of dramatically heightened regulatory scrutiny of financial institutions, IB has incurred sharply increased compliance costs, along with the industry as a whole. Increased regulation also creates increased barriers to entry, however, and IB has built human and automated infrastructure to handle increased regulatory scrutiny, which provides IB an advantage over potential newcomers to the business.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

        The following table shows the high and low sale prices for the periods indicated for the Company's common stock, as reported by NASDAQ.

	Sales Price
	High	Low
	(in dollars)
2013
First Quarter	$15.14	$13.61
Second Quarter	$16.60	$14.07
Third Quarter	$18.89	$16.16
Fourth Quarter	$24.98	$18.91
2014
First Quarter	$20.73	$21.67
Second Quarter	$24.33	$21.15
Third Quarter	$26.21	$22.12
Fourth Quarter	$29.57	$23.59
2015
Year-to-date February 24, 2015	$32.63	$28.09

        The closing price of our common stock on February 24, 2015, as reported by NASDAQ, was $32.13 per share.

Holders

        On February 20, 2015, there were four holders of record, which does not reflect those shares held beneficially or those shares held in "street" name. Accordingly, the number of beneficial owners of our common stock exceeds this number.

Dividends and Other Restrictions

        In December 2010, the Company effected a series of dividend payments, including a dividend of $1.79 per share, which was paid to the Company's common shareholders. In December 2012, the Company paid a special dividend of $1.00 per share to the Company's common shareholders. During the second quarter of 2011, the Company declared and paid a cash dividend of $0.10 per share and has continued this quarterly dividend policy through the current fiscal year end and into the first quarter of 2015. We currently intend to pay quarterly dividends of $0.10 per share to our common stockholders for the foreseeable future.

Stockholder Return Performance Graph

        The following graph compares cumulative total stockholder return on our common stock, the S&P 500 Index and the NASDAQ Financial-100 Index from December 31, 2009 to December 31, 2014. The comparison assumes $100 was invested on December 31, 2009 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes.

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

        With the consent of Holdings and the Company (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed in October 2014 to redeem certain membership interests from Holdings through the sale of common stock and the distribution of the proceeds of such sale to the beneficial owners of such membership interests.

        On October 24, 2014, the Company issued 1,358,478 shares of Class A common stock (with a fair value of $35.2 million) to Holdings, for sale for the benefit of, certain of its members in exchange for membership interests in IBG LLC equal in number to such number of shares of common stock issued by the Company. It is intended that the acquired shares will be sold for the benefit of certain of the members of Holdings who have elected to redeem a portion of their Holdings membership interests. The shares to be sold are sold in open market transactions pursuant to a Rule 10b5-1 trading plan (the "Plan").

        Certain officers and directors are among the members of Holdings who have elected to redeem a portion of their Holdings membership interests and therefore have an interest in the proceeds of sale of 225,095 shares of the Class A common stock to be sold pursuant to the Plan. In addition, certain current and former employees of the Company and its subsidiaries also elected the redemption of a portion of their membership interests in Holdings and therefore have an interest in the balance of the shares to be sold under the Plan and/or distributed by Holdings. Neither Mr. Thomas Peterffy nor his affiliates have elected to redeem any of their Holdings membership interests and therefore have no interest in the proceeds of sale or distribution of the shares of Class A common stock acquired by Holdings on November October 24, 2014.

        As a consequence of this transaction, IBG, Inc.'s interest in IBG LLC increased to approximately 14.5%, with Holdings owning the remaining 85.5%. The redemptions also resulted in an increase in the Holdings interest held by Thomas Peterffy and his affiliates from approximately 87.6% to approximately 88.0%. The redemptions were completed during October, 2014.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information about shares of common stock available for future awards under all of the Company's equity compensation plans as of December 31, 2014. The Company has not made grants of common stock outside of its equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	N/A	N/A	10,286,472
Equity compensation plans not approved by security holders	N/A	N/A	—

Total	—	—	10,286,472

(1)
Amount represents shares available for future issuance of grants under the Company's 2007 Stock Incentive Plan ("SIP"). The amount excludes shares purchased from employees to satisfy their tax withholding obligations for vested shares, which are held as treasury stock. On April 24, 2014, the Company's stockholders approved an additional 10,000,000 shares to be distributed under the SIP. This increased the total number of shares available to be distributed under this plan to 30,000,000 shares, from 20,000,000 shares. There are no shares available for future issuance of grants under the 2007 ROI Unit Stock Plan; all shares under this plan have been granted.

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables set forth selected historical consolidated financial and other data of IBG, Inc. They are presented for the years ended, and as of, December 31, 2010, 2011, 2012, 2013 and 2014.

        The following selected historical consolidated financial and other data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in millions except share and per share data)
Consolidated Statement of Comprehensive Income Data
Revenues
Trading gains(1)	$261.2	$331.2	$466.0	$633.7	$554.6
Commissions and execution fees	548.8	502.1	412.6	456.2	386.8
Interest income(1)	416.2	303.4	270.3	280.1	172.5
Other (loss) income(1)	(110.7)	(8.8)	43.6	74.6	(125.6)

Total revenues	1,115.5	1,127.9	1,192.5	1,444.6	988.3
Interest expense	72.2	51.7	62.0	86.3	66.2

Total net revenues	1,043.3	1,076.2	1,130.5	1,358.3	922.1

Non-interest expenses
Execution and clearing	211.5	242.5	251.0	281.3	272.6
Employee compensation and benefits	204.8	205.3	244.5	216.3	203.6
Occupancy, depreciation and amortization	39.4	38.9	38.8	37.1	37.3
Communications	24.2	23.1	23.3	23.6	23.5
General and administrative(2)	57.3	115.1	45.9	58.9	47.7

Total non-interest expenses	537.2	624.9	603.5	617.2	584.7

Income before income taxes	506.1	451.3	527.0	741.1	337.4
Income tax expense	47.3	33.7	30.0	53.9	60.3

Net income	458.8	417.6	497.0	687.2	277.1
Less net income attributable to noncontrolling interests	414.3	380.6	456.3	625.3	286.7

Net income attributible to common stockholders(3)	$44.5	$37.0	$40.7	$61.9	$(9.6)

Earnings per share(3)
Basic	$0.79	$0.74	$0.89	$1.39	$(0.23)

Diluted	$0.77	$0.73	$0.89	$1.37	$(0.23)

Comprehensive income attributable to common stockholders	$41.8	$34.3	$52.0	$59.2	$0.7

Comprehensive income attributable to noncontrolling interests	$322.3	$355.9	$473.3	$597.5	$418.9

Comprehensive earnings per share
Basic	$0.52	$0.39	$1.13	$1.33	$0.01

Diluted	$0.51	$0.38	$1.13	$1.31	$0.01

Weighted average common shares outstanding
Basic	56,492,381	49,742,428	46,814,676	43,924,554	41,870,926

Diluted	57,709,668	50,924,736	47,070,522	44,364,902	42,498,705

(1)
Certain reclassifications have been made to previously reported amounts to conform with the current presentation of currency translation gains and losses related to our currency diversification strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Presentation of Foreign Currency Effects" in Part II Item 7 of this Annual Report on Form 10-K.

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
(in dollars)
Diluted earnings per share as reported	$(0.23)
Effect of special dividend on earnings per share	0.71

Adjusted diluted earnings per share	$0.48

  This Non-GAAP measure is discussed in further detail in "Non-GAAP Financial Measures" and for a full GAAP to Non-GAAP reconciliation see "GAAP to Non-GAAP Reconciliation and Footnotes" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 76 in this Annual Report on Form 10-K.

	December 31,
	2014	2013	2012	2011	2010
	(in millions)
Cash, cash equivalents and short-term investments(1)	$17,059.1	$15,591.3	$14,525.9	$12,140.8	$9,578.6
Total assets(2)(3)	$43,385.0	$37,870.7	$33,199.6	$30,404.4	$28,500.0
Total liabilities(3)	$38,200.3	$32,778.5	$28,386.5	$25,592.4	$24,207.0
Redeemable noncontrolling interests(4)	$0.0	$0.0	$0.0	$5,269.6	$6,320.8
Stockholders' equity (deficit)(4)(5)	$4,418.3	$4,384.9	$598.5	$(459.5)	$(2,029.2)
Noncontrolling interests	$766.3	$707.3	$4,214.6	$1.8	$1.5

(1)
Cash, cash equivalents and short-term investments represent cash and cash equivalents, cash and securities segregated under federal and other regulations, short-term investments and securities purchased under agreements to resell.

(2)
At December 31, 2014, approximately $42.95 billion, or 99.0%, of total assets were considered to be liquid and consisted primarily of cash, marketable securities and collateralized receivables.

(3)
As a result of our acquisition from Holdings of IBG LLC membership interests, we received not only an interest in IBG LLC but also, for federal income tax purposes, a step-up to the federal income tax basis of the assets of IBG LLC underlying such additional interest. This increased tax basis is expected to result in tax benefits as a result of increased amortization deductions. We will retain 15% of the tax benefits actually realized. As set forth in the tax receivable agreement we entered into with Holdings, we will pay the remaining 85% of the realized tax benefits relating to any applicable tax year to Holdings. The deferred tax asset was $278.8 million, $294.7 million, $281.6 million, $297.9 million and $313.6 million and the corresponding payable to Holdings was

  $277.4 million, $287.2 million, $258.6 million, $271.6 million and $284.9 million at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

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

Business Overview

        We are an automated global electronic market maker and broker. We custody and service accounts for hedge and mutual funds, RIAs, proprietary trading group, introducing brokers and individual investors. We specialize in routing orders and executing and processing trades in securities, futures and foreign exchange instruments on more than 100 electronic exchanges and trading venues around the world. Since our inception in 1977, we have focused on developing proprietary software to automate broker-dealer functions. The advent of electronic exchanges in the last 24 years has provided us with the opportunity to integrate our software with an increasing number of exchanges and trading venues into one automatically functioning, computerized platform that requires minimal human intervention.

        In connection with our IPO priced on May 3, 2007, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC's financial results into its financial statements. Our primary assets are our ownership of approximately 14.5% of the membership interests of IBG LLC, the current holding company for our businesses, and our controlling interest and related contractual rights as the sole managing member of IBG LLC. The remaining approximately 85.5% of IBG LLC membership interests are held by Holdings, a holding company that is owned by our founder, Chairman and Chief Executive Officer, Thomas Peterffy, and his affiliates, management and other employees of IBG LLC, and certain other members. The IBG LLC membership interests held by Holdings will be subject to purchase by us over time in connection with offerings by us of shares of our common stock.

Business Segments

        The Company reports its results in two operating business segments, electronic brokerage and market making. These segments are analyzed separately as these are the two principal business activities from which we derive our revenues and to which we allocate resources.

  •
  Electronic Brokerage.  We conduct our electronic brokerage business through our IB subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on the technology originally developed for our market making business, IB's systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account. We offer our customers access to all classes of tradable, primarily exchange-listed products, including stocks, bonds, options, futures, forex and mutual funds traded on more than 100 exchanges and market centers and in 24 countries around the world seamlessly. The emerging complexity of multiple trading venues provided us with the opportunity of building and continuously adapting our order routing software to secure excellent execution prices. This has become our major focus.

  •
  Market Making.  We conduct our market making business through our TH subsidiaries. As one of the largest market makers on many of the world's leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over one million tradable, exchange-listed products. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time. Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, thus minimizing the risk of our portfolio at all times. This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios. In the past several years our market making business has suffered from competitive pressures and along with the rapid increase of our brokerage business, its significance has diminished.

        The operating business segments are supported by our corporate segment which provides centralized services and executes Company's currency diversification strategy.

Business Environment

        The operating environment for our brokerage business continued to exhibit positive trends in 2014. Rising investor optimism, strong valuation gains in the equity markets and brief periods of increased volatility contributed to the favorable operating environment.

        We maintained our position as the largest U.S. electronic broker as measured by number of customer revenue trades. Customer trading volumes increased 17% over the prior year, outpacing the industry and driving a 9% increase in commission revenue. This growth was most pronounced in stock trading, followed by options and futures. Market values continued to rise as U.S. indexes added to their gains from 2013, with the S&P 500 Index climbing 11% over its year-ago level, contributing to our 24% increase in customer equity.

        New customer account growth continued to gain momentum as total customer accounts increased 18% in 2014. Institutional customers, such as hedge funds, mutual funds, introducing brokers, proprietary trading groups and financial advisors, comprised approximately 29% of total accounts at the end of 2014. Average equity per account increased by 6%, to $202,000, at year-end. Our customer base is geographically diversified. Our customers reside in over 190 countries and over 60% of new customers came from outside the U.S.

        Customers continued to take advantage of our low margin lending rates, which are tied to benchmark rates, such as the Federal Funds rate in the U.S. In 2014, our customers paid 0.5% to 1.6% for their margin loans with us. This drove growth of our margin balances to a record high of $16.9 billion, an increase of 25% over the prior year. Brokerage net interest income grew 39% in 2014.

        Market making segment results declined in 2014 due to the continuation of a difficult operating environment for market makers with strong competition from high frequency traders (HFT's) and historically low volatility levels, which depressed our trading gains.

        The following is a summary of the key profit drivers that affect our business and how they compared to the prior year:

        Global trading volumes.    According to data received from exchanges worldwide, volumes in exchange-listed equity-based options increased by approximately 3% globally and 4% in the U.S. for the year ended December 31, 2014, as compared to 2013. During 2014 (2013) we accounted for approximately 8.5% (9.1%) of the exchange-listed equity-based options (including options on ETFs and stock index products) volume traded worldwide and approximately 11.2% (11.8%) of exchange-listed equity-based options volume traded in the U.S. It is important to note that this metric is not directly correlated with our profits. A discussion of our approach for managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled "Quantitative and Qualitative Disclosures about Market Risk."

        See the tables on pages 60-61 of this Annual Report on Form 10-K for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

        Volatility.    Our market making profits are generally correlated with market volatility since we typically maintain an overall long volatility position, which protects us against a severe market dislocation in either direction. Based on the Chicago Board Options Exchange Volatility Index ("VIX®"), the average volatility remained at historically low levels, averaging 14.2 in 2014, unchanged from the average in 2013.

        The ratio of actual to implied volatility is also meaningful to our results. Because the cost of hedging our positions is based on implied volatility, while our trading profits are, in part, based on actual market volatility, a higher ratio is generally favorable and a lower ratio generally has a negative effect on our trading gains. This ratio averaged approximately 79% during 2014, slightly higher than the average of 77% in 2013.

        Currency fluctuations.    As a global electronic broker and market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in proportion to a defined basket of 16 currencies we call the "GLOBAL" in order to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL to the U.S. dollar affects our earnings. The value of the GLOBAL, as measured in U.S. dollars, at December 31, 2014 declined 6% compared to its value at December 31, 2013. This had a negative impact on our comprehensive earnings in 2014.

Presentation of Foreign Currency Effects

        In this reporting period, we have taken several steps to improve the transparency of our currency diversification strategy.

  1.
  We transferred nearly all of the currency spot positions held as part of our GLOBAL basket of currencies from the primary market making company to the parent holding company, IBG LLC.

  2.
  We reclassified all currency translation gains and losses related to the GLOBAL as other income instead of trading gains.

  3.
  We elected to report gains and losses from currency hedging in the corporate segment instead of the market making segment.

        These actions place the income statement effects of our currency diversification in the corporate segment, thereby providing a clearer picture of the core operating results in the market making segment.

        For comparative purposes, certain reclassifications have been made to previously reported amounts to conform with the current presentation. These changes had no effect on total consolidated net revenues or on net income.

Financial Overview

        Diluted earnings per share were $0.77 for the year ended December 31, 2014. The calculation of diluted earnings per share is detailed in Note 4 to the audited consolidated financial statements, in Part II, Item 8 of this Annual Report on Form 10-K. Diluted earnings per share were $0.73 for the year ended December 31, 2013.

        On a comprehensive basis, which includes the effect of changes in the U.S. dollar value of the Company's non-U.S. subsidiaries, diluted earnings per share were $0.51 for the year ended December 31, 2014, compared to diluted earnings per share of $0.67 for the same period in 2013.

        For the year ended December 31, 2014, our net revenues were $1,043.3 million and income before income taxes was $506.1 million, compared to net revenues of $1,076.2 million and income before income taxes of $451.3 million for 2013. Compared to 2013, trading gains decreased 21% in 2014, commissions and execution fees increased 9% and net interest income increased 37%. Our pretax margin for the year ended December 31, 2014 was 49%, compared to 42% for 2013.

        Our net revenues were negatively impacted by currency translation effects from the strengthening of the U.S. dollar against other currencies. Currency translation effects are largely a result of our currency diversification strategy. We have determined to base our net worth in GLOBALs, a self-defined basket of currencies in which we maintain our equity. As a result, approximately 59% of our equity is denominated in currencies other than U.S. dollar. The effects of our currency diversification strategy appear in two places in the financial statements: (1) as a component of other income in the consolidated statement of comprehensive income and (2) as other comprehensive income ("OCI") in the consolidated statement of financial condition and the consolidated statement of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income. For the year ended December 31, 2014 the value of the GLOBAL as measured in U.S. Dollars decreased approximately 6% as compared to the same period last year.

        During the year ended December 31, 2014, income before income taxes in our electronic brokerage segment increased by 49% compared to 2013. Commissions and execution fees increased by 9% on higher customer trade volumes and net interest income grew by 39% from the prior year, driven by higher customer balances and higher customer borrowings. Pretax margin increased to 62% from 48% in the same time periods. Customer accounts grew 18% from the prior year and customer equity increased 24% during 2014. Total Daily Average Revenue Trades ("DARTs") for cleared and execution-only customers increased 16% to 566 thousand during the year ended December 31, 2014, compared to 486 thousand during the year ended December 31, 2013.

        In October 2013, a small number of the Company's brokerage customers had taken relatively large positions in four securities listed on the Singapore Exchange. In early October, within a very short timeframe, these securities lost over 90% of their value. The customer accounts were margined and fell into deficits totaling $64 million prior to the time the Company took possession of their securities positions. At December 31, 2014, the Company has recognized an aggregate loss of approximately $82 million. The maximum aggregate loss, which would occur if the securities' prices all fell to zero and none of the debts were collected, would be approximately $84 million. The Company is currently pursuing the collection of the debts. The ultimate effect of this incident on the Company's results will depend upon market conditions and the outcome of the Company's debt collection efforts.

        During the year ended December 31, 2014, income before income taxes in our market making segment decreased 28%, compared with 2013. Trading gains were negatively impacted by low volatility levels, as measured by the VIX®; and low ratio of actual to implied volatility. Pretax margin decreased to 40% in 2014, as compared to 44% in 2013.

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

        The following two tables present net revenues and income before income taxes for each of our business segments for the periods indicated.

        Net revenues of each of our segments and our total net revenues are summarized below:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Electronic brokerage(1)	$952.3	$818.5	$672.2
Market making(1)	284.4	361.1	490.5
Corporate(1)(2)	(193.4)	(103.4)	(32.2)

Total	$1,043.3	$1,076.2	$1,130.5

(1)
Certain reclassifications have been made to previously reported amounts to conform with the current presentation of the impact our currency diversification strategy.

(2)
The corporate segment includes corporate related activities, inter-segment eliminations gains and losses on positions held as part of our overall currency diversification strategy.

        Income before income taxes of each of our segments and our total income before income taxes are summarized below:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Electronic brokerage(1)	$588.5	$395.8	$343.5
Market making(1)	114.1	158.5	219.5
Corporate(1)(2)	(196.5)	(103.0)	(36.0)

Total	$506.1	$451.3	$527.0

(1)
Certain reclassifications have been made to previously reported amounts to conform with the current presentation of the impact our currency diversification strategy.

(2)
The corporate segment includes corporate related activities, inter-segment eliminations and gains and losses on positions held as part of our overall currency diversification strategy.

Revenue

Trading Gains

        Trading gains are generated in the normal course of market making. Trading revenues are, in general, proportional to the trading activity in the markets. Our revenue base is highly diversified and comprised of millions of relatively small individual trades of various financial products traded on electronic exchanges, primarily in stocks, options and futures. Trading gains accounted for approximately 23%, 29% and 39% of our total revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

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

        Our trading gains are geographically diversified. In 2014, 2013 and 2012, we generated 37%, 41% and 36%, respectively, of our trading gains from operations conducted internationally.

Commissions and Execution Fees

        We earn commissions and execution fees from our cleared customers for whom we act as an executing and clearing broker and from our non-cleared customers for whom we act as an execution-only broker. We have a commission structure that allows customers to choose between an all-inclusive "bundled" rate or an "unbundled" rate that offers lower commissions for high volume customers. For "unbundled" commissions, we charge regulatory and exchange fees, at our cost, separately from our commissions, adding transparency to our fee structure. Commissions and execution fees accounted for 49%, 45% and 35% of our total revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

        Our commissions and execution fees are geographically diversified. In 2014, 2013 and 2012 we generated 25%, 26% and 28%, respectively, of commissions and execution fees from operations conducted internationally.

Interest Income and Interest Expense

        We earn interest on customer funds segregated in safekeeping accounts; on customer borrowings on margin, secured by marketable securities these customers hold with us; from our investment in government treasury securities; from borrowing securities in the general course of our market making and brokerage activities, and on bank balances. Interest income accounted for 37%, 27% and 23% of total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Interest income is partially offset by interest expense.

        We pay interest on cash balances customers hold with us; for cash received from lending securities in the general course of our market making and brokerage activities; and on our borrowings. Interest expense was 7%, 5% and 5% of total revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

        We have automated and integrated our securities lending system with our trading system. As a result, we have been able to tailor our securities lending activity to produce more optimal results when taken together with trading gains (see description under "Trading Gains" above).

        Our net interest income accounted for approximately 33%, 23% and 18% of our total net revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

Other Income

        The largest component of other income is foreign exchange currency translation gains and losses from our currency diversification strategy. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled "Quantitative and Qualitative Disclosures about Market Risk."

        Other income also consists of market data fee income, payment for order flow income, minimum activity fee income from customers and mark-to-market gains or losses on non-market making securities (generally, strategic investments and U.S. government securities). Our other income accounted for approximately –10%, –1% and 4% of our total revenues for each of the years ended December 31, 2014, 2013 and 2012, respectively.

Costs and Expenses

Execution and Clearing Expenses

        Our largest single expense category is execution and clearing expenses, which includes the costs of executing and clearing our market making and electronic brokerage trades, as well as other direct expenses, including payment for order flow, regulatory fees and market data fees. Execution fees are paid primarily to electronic exchanges and market centers on which we trade. Clearing fees are paid to clearing houses and clearing agents. Payments for order flow are made as part of exchange-mandated programs and to otherwise attract order volume to our system. Market data fees are fees paid to third parties to receive streaming price quotes and related information.

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

Subsequent Event

        On January 15, 2015, due to the sudden move in the value of the Swiss Franc that followed an unprecedented action by the Swiss National Bank, several of the Company's customers who held currency futures and spot positions suffered losses in excess of their deposits with the Company. The Company took immediate action to hedge its exposure to the foreign currency receivables from these customers. The Company estimates unsecured receivables, net of hedging activity, to be approximately $129 million. The Company is actively pursuing collection of the debts. The ultimate effect of this incident on the Company's results will depend upon the outcome of the Company's debt collection efforts.

Noncontrolling Interest

        We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and consolidate IBG LLC's financial results into our financial statements. We hold approximately 14.5% ownership interest in IBG LLC. Holdings is owned by the original members of IBG LLC and holds approximately 85.5% ownership interest in IBG LLC. We reflect Holdings' ownership as a noncontrolling interest in our consolidated statement of financial condition, consolidated statement of comprehensive income, consolidated statement of changes in equity and consolidated statement of cash flows. Our share of IBG LLC's net income, excluding Holdings' noncontrolling interest, for 2014 was approximately 14.0% and similarly, outstanding shares of our common stock represent approximately 14.5% of the outstanding membership interests of IBG LLC.

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

	Year Ended December 31,
	2014	2013	2012
	(in millions except share and per share data)
Revenues:
Trading gains(1)	$261.2	$331.2	$466.0
Commissions and execution fees	548.8	502.1	412.6
Interest income(1)	416.2	303.4	270.3
Other income(1)	(110.7)	(8.8)	43.6

Total revenues	1,115.5	1,127.9	1,192.5
Interest expense	72.2	51.7	62.0

Total net revenues	1,043.3	1,076.2	1,130.5

Non-interest expenses:
Execution and clearing	211.5	242.5	251.0
Employee compensation and benefits	204.8	205.3	244.5
Occupancy, depreciation and amortization	39.4	38.9	38.8
Communications	24.2	23.1	23.3
General and administrative	57.3	115.1	45.9

Total non-interest expenses	537.2	624.9	603.5

Income before income taxes	506.1	451.3	527.0
Income tax expense	47.3	33.7	30.0

Net income	458.8	417.6	497.0
Less net income attributable to noncontrolling interests	414.3	380.6	456.3

Net income attributable to common stockholders	$44.5	$37.0	$40.7

Earnings per share:
Basic	$0.79	$0.74	$0.89

Diluted	$0.77	$0.73	$0.89

Weighted average common shares outstanding:
Basic	56,492,381	49,742,428	46,814,676

Diluted	57,709,668	50,924,736	47,070,522

Comprehensive income:
Net income attributable to common stockholders	$44.5	$37.0	$40.7

Other comprehensive income:
Cumulative translation adjustment, before income taxes	(15.3)	(3.2)	2.2
Income taxes related to items of other comprehensive income	(0.3)	(0.5)	(9.1)

Other comprehensive income (loss), net of tax	(15.0)	(2.7)	11.3

Comprehensive income attributable to common stockholders	$29.5	$34.3	$52.0

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	$414.3	$380.6	$456.3
Other comprehensive income (loss)—cumulative translation adjustment	(92.0)	(24.7)	17.0

Comprehensive income attributable to noncontrolling interests	$322.3	$355.9	$473.3

(1)
Certain reclassifications have been made to previously reported amounts to conform with the current presentation of currency translation gains and losses related to our currency diversification strategy.

        The following table sets forth our consolidated results of operations as a percent of our total revenues for the indicated periods:

	Year Ended December 31,
	2014	2013	2012
Revenues
Trading gains	25.0%	30.8%	41.2%
Commissions and execution fees	52.6%	46.7%	36.5%
Interest income	39.9%	28.2%	23.9%
Other (loss) income	–10.6%	–0.8%	3.9%

Total revenues	106.9%	104.9%	105.6%
Interest expense	6.9%	4.9%	5.6%

Total net revenues	100.0%	100.0%	100.0%

Non-interest expenses
Execution and clearing	20.3%	22.5%	22.2%
Employee compensation and benefits	19.6%	19.1%	21.6%
Occupancy, depreciation and amortization	3.8%	3.6%	3.4%
Communications	2.3%	2.1%	2.1%
General and administrative	5.6%	10.7%	4.1%

Total non-interest expenses	51.6%	58.0%	53.4%

Income before income taxes	48.4%	42.0%	46.6%
Income tax expense	4.5%	3.1%	2.7%
Net Income	43.9%	38.9%	43.9%
Less net income attributable to noncontrolling interests	39.7%	35.4%	40.4%

Net income (loss) attributable to common stockholders	4.2%	3.5%	3.5%

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Net Revenues

        Total net revenues for the year ended December 31, 2014 decreased $32.9 million or 3%, to $1,043.3 million from $1,076.2 million during the year ended December 31, 2013. The decrease in net revenues was primarily due to lower trading gains and currency translation losses, partially offset by increased net interest income and commissions and execution fees. Trading volume is an important driver of revenues and costs for both our electronic brokerage and market making segments. During the year ended December 31, 2014 our volumes in options decreased 4%, while futures contracts and stock shares volume increased 1% and 61%, respectively, as compared to the year-ago period.

        Trading Gains.    Trading gains for the year ended December 31, 2014 decreased $70.0 million, or 21%, to $261.2 million from $331.2 million for the year ended December 31, 2013. As market makers, we provide liquidity by buying from sellers and selling to buyers. During the year ended December 31, 2014, our market making operations executed 64.5 million trades, a decrease of 1% as compared to the number of trades executed in the year ended December 31, 2013. Market making options and futures contract and stock share volumes decreased 15%, 14% and 6%, respectively, as compared to the year-ago period.

        Trading gains were negatively impacted by a market making environment with intense competition and low volatility. The VIX®, which measures perceived U.S. equity market volatility, was unchanged at 14.2 average for the year ended December 31, 2014 as compared to the year-ago period. The ratio of actual to implied volatility was up slightly at 79% for 2014 as compared to 77% for 2013. An approximate $16 million loss due to a trading error in the third quarter also negatively impacted trading gains.

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

        Commissions and Execution Fees.    Commissions and execution fees for the year ended December 31, 2014 increased $46.7 million, or 9%, to $548.8 million, as compared to the year ended December 31, 2013, driven by continued customer account growth and increased customer activity, but moderated by lower commissions per customer order. Cleared customer options and futures contract volumes and stock share volumes increased 25%, 4% and 74%, respectively, from the same period last year. Total DARTs for cleared and execution-only customers for the year ended December 31, 2014 increased 16% to 566, as compared to 486 thousand during the year ended December 31, 2013. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 17% to 515 thousand, for the year ended December 31, 2014, as compared to 441 thousand for the year-ago period. Average commission per DART for cleared customers, for the year ended December 31, 2014, decreased by 6% to $4.16, as compared to $4.41 for the same period last year.

        Interest Income and Interest Expense.    Net interest income (interest income less interest expense) for the year ended December 31, 2014 increased $92.3 million, or 37%, to $344.0 million, as compared to the year ended December 31, 2013. The increase in net interest income was driven by higher customer cash and margin balances and higher net fees earned from securities lending transactions.

        Net interest income on customer balances increased $43.4 million compared to the year-ago period. Average customer cash balances increased by 20%, to $28.22 billion and average customer fully secured margin borrowings increased 36% to $16.18 billion, for the year ended December 31, 2014, as compared to $23.59 billion and $11.88 billion, respectively, for the year ended December 31, 2013. The average Fed Funds effective rate decreased by approximately two basis points to 0.09% for the year ended December 31, 2014, as compared to the prior year.

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

        Average securities borrowed decreased by 8%, to $3.18 billion and average securities loaned increased by 34%, to $2.93 billion, for the year ended December 31, 2014 from the same period last year. Net interest earned from securities lending is also affected by the level of demand for securities positions held by our market making companies and our customers. During the year ended December 31, 2014, net fees earned by our brokerage and market making segments from securities lending transactions increased by 49%, or $46.5 million, as compared to the year ended December 31, 2013. The bulk of the increase in securities lending transactions came from the brokerage segment.

        Other Income.    Other income, for the year ended December 31, 2014, decreased $101.9 million, to a loss of $110.7 million, as compared to the year ended December 31, 2013. To improve the transparency of the financial impact of our currency diversification strategy, we report currency translation gains and losses related to the GLOBAL as other income instead of trading gains, as previously presented. The decrease in other income was driven by a $93.6 million increase in currency translation losses to a $185.2 loss million during the year ended December 31, 2014, compared to a $91.6 million loss in 2013. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled "Quantitative and Qualitative Disclosures about Market Risk." Other income was also impacted by lower market date fee income, losses on other investments and lower dividend income paid on an investment, partially offset by exposure fees collected from customers.

Non-Interest Expenses

        Non-interest expenses, for the year ended December 31, 2014, decreased by $87.7 million, or 14%, to $537.2 million from $624.9 million, during the year ended December 31, 2013. The decrease was primarily due to lower execution and clearing fees and general and administrative expenses. As a percentage of total net revenues, non-interest expenses decreased to 51% for the year ended December 31, 2014 from 58% in the year ago period.

        Execution and Clearing.    Execution and clearing expenses for the year ended December 31, 2014, decreased $31.0 million, or 13%, to $211.5 million, as compared to the year ended December 31, 2013. The decrease reflects lower overall trading volumes in options and an increase in our executions on exchanges and ECN's with make-or-take revenue models. Under the make-or take fee model, we are paid for providing liquidity.

        Employee Compensation and Benefits.    Employee compensation and benefits expenses, for the year ended December 31, 2014, decreased by $0.5 million to $204.8 million, as compared to the year ended December 31, 2013, largely a result of lower insurance related expenses, partially offset by increased salaries. The number of employees increased 9% to 960 for the year ended December 31, 2014, as compared to 880 for the corresponding period in 2013. Within the operating segments, we continued to add staff in electronic brokerage and reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 20% and 19% for the year ended December 31, 2014 and 2013, respectively.

        Occupancy, Depreciation and Amortization.    Occupancy, depreciation and amortization expenses increased $0.5 million to $39.4 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. As a percentage of total net revenues, occupancy, depreciation and amortization expense was 4% for both 2014 and 2013.

        Communications.    Communications expenses increased $1.1 million, or 5%, to $24.2 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013. As a percentage of total net revenues, communications expenses were 2% for both 2014 and 2013.

        General and Administrative.    General and administrative expenses, for the year ended December 31, 2014, decreased $57.8 million, or 50%, to $57.3 million, as compared to the year ended December 31, 2013. The decrease in general and administrative expenses was primarily due to the non-recurrence of customer bad debt recognized in 2013 related to the Singapore stock issue, as described above in the "Financial Overview", partially offset by increases in advertising and professional services expenses.

Income Tax Expense

        Income tax expense for the year ended December 31, 2014 increased $13.6 million, or 40%, compared to income tax expense for the year ended December 31, 2013, while income before taxes increased by $54.8 million, or 12%, during the same period. The increase in income taxes is due to additional amortization of the deferred tax asset arising from the step-up in tax basis of our interests in IBG LLC, as a result of the 2013 and 2014 membership interest redemptions from Holdings. In addition, in 2013, we recognized greater tax benefits related to prior years, than in 2014.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

        To provide meaningful comparisons, prior period amounts have been revised for changes in the presentation of currency translation classifications.

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

        Trading Gains.    Trading gains for the year ended December 31, 2013 decreased $134.8 million, or 29%, to $331.2 million from $466.0 million for the year ended December 31, 2012. As market makers, we provide liquidity by buying from sellers and selling to buyers. During the year ended December 31, 2013, our market making operations executed 65.3 million trades, an increase of 8% as compared to the number of trades executed in the year ended December 31, 2012. Market making options contract volume decreased 12% while futures contracts and stock shares volumes increased 44% and 38%, respectively, as compared to the year-ago period.

        Trading gains were negatively impacted by a market making environment with persistent low volatility and low actual-to-implied volatility. The VIX®, which measures perceived U.S. equity market volatility, decreased by 15% in the year ended December 31, 2013 as compared to the year-ago period.

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

        Commissions and Execution Fees.    Commissions and execution fees for the year ended December 31, 2013 increased $89.5 million, or 22%, to $502.1 million, as compared to the year ended December 31, 2012, driven by continued customer account growth and increased customer activity. Cleared customer options, futures and stock volumes increased 25%, 20% and 45%, respectively. Total DARTs for cleared and execution-only customers for the year ended December 31, 2013 increased 18% to 486 thousand, as compared to 413 thousand during the year ended December 31, 2012. Average commission per DART for cleared customers, for the year ended December 31, 2013, increased by 6%

to $4.41, as compared to $4.17 for the year ended December 31, 2012. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 15% to 441 thousand, for the year ended December 31, 2013, as compared to 384 thousand for the year ended December 31, 2012.

        Interest Income and Interest Expense.    Net interest income (interest income less interest expense) for the year ended December 31, 2013 increased $43.4 million, or 21%, to $251.7 million, as compared to the year ended December 31, 2012. The increase in net interest income was driven by higher customer cash and margin balances and higher net fees earned from securities borrowed and loaned transactions.

        Net interest income on customer balances increased $18.4 million compared to the year-ago quarter. Average customer cash balances increased by 21%, to $23.59 billion, while average customer fully secured margin borrowings increased 37% to $11.88 billion, for the year ended December 31, 2013, as compared to $19.54 billion and $8.67 billion, respectively, for the year ended December 31, 2012. The average Fed Funds effective rate decreased by approximately three basis points to 0.11% for the year ended December 31, 2013.

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

        Other Income.    Other income, for the year ended December 31, 2013, decreased $52.4 million, or 120%, to a loss of $8.8 million, as compared to the year ended December 31, 2012. To improve the transparency of the financial impact from our currency diversification strategy, we report currency translation gains and losses related to the GLOBAL as other income instead of trading gains, as previously presented. The decrease in other income was driven by a $61.7 million increase in currency to a $91.6 million loss during the year ended December 31, 2013, compared to a $29.9 million loss in 2012. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled "Quantitative and Qualitative Disclosures about Market Risk."

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

Income Tax Expense

        Income tax expense for the year ended December 31, 2013 increased $3.7 million, or 12%, compared to income tax expense for the year ended December 31, 2012, while income before taxes decreased by $75.5 million, or 14%, during the same period. In 2012, we recognized greater tax benefits related to prior years, than in 2013.

Supplemental Information

        The following tables present historical trading volumes for our business. However, volumes are not the only drivers in our business.

TRADE VOLUMES:
(in 000's, except %)

Period	Market Making Trades	% Change	Brokerage Cleared Trades	% Change	Brokerage Non Cleared Trades	% Change	Total Trades	% Change	Avg. Trades per U.S. Trading Day
2010	75,169		133,658		18,732		227,559		905
2011	63,602	–15%	160,567	20%	19,187	2%	243,356	7%	968
2012	60,421	–5%	150,000	–7%	16,118	–16%	226,540	–7%	904
2013	65,320	8%	173,849	16%	18,489	15%	257,658	14%	1,029
2014	64,530	–1%	206,759	19%	18,055	–2%	289,344	12%	1,155

CONTRACT AND SHARE VOLUMES:
(in 000's, except %)

TOTAL

Period	Options (contracts)	% Change	Futures (contracts)	% Change	Stocks (shares)	% Change
2010	678,856		96,193		84,469,874
2011	789,370	16%	106,640	11%	77,730,974	–8%
2012	698,140	–12%	98,801	–7%	65,872,960	–15%
2013	659,673	–6%	121,776	23%	95,479,739	45%
2014	631,265	–4%	123,048	1%	153,613,174	61%

MARKET MAKING

Period	Options (contracts)	% Change	Futures (contracts)	% Change	Stocks (shares)	% Change
2010	435,184		15,371		19,165,000
2011	503,053	16%	15,519	1%	11,788,769	–38%
2012	457,384	–9%	12,660	–18%	9,339,465	–21%
2013	404,490	–12%	18,184	44%	12,849,729	38%
2014	344,741	–15%	15,668	–14%	12,025,822	–6%

Notes:

(1)
Futures contract volume includes options on futures

BROKERAGE TOTAL

Period	Options (contracts)	% Change	Futures (contracts)	% Change	Stocks (shares)	% Change
2010	243,672		80,822		65,304,874
2011	286,317	18%	91,121	13%	65,942,205	1%
2012	240,756	–16%	86,141	–5%	56,533,495	–14%
2013	255,183	6%	103,592	20%	82,630,010	46%
2014	286,524	12%	107,380	4%	141,587,352	71%

BROKERAGE CLEARED

Period	Options (contracts)	% Change	Futures (contracts)	% Change	Stocks (shares)	% Change
2010	103,054		79,144		62,077,741
2011	145,993	42%	89,610	13%	63,098,072	2%
2012	144,539	–1%	84,794	–5%	54,371,351	–14%
2013	180,660	25%	101,732	20%	78,829,785	45%
2014	225,662	25%	106,074	4%	137,153,132	74%

Notes:

(1)
Futures contract volume includes options on futures

BROKERAGE STATISTICS:
(in 000's, except % and where noted)

	4Q2014	4Q2013	% Change
Total Accounts	281	239	18%
Customer Equity (in billions)*	$56.7	$45.7	24%
Cleared DARTs	564	453	25%
Total Customer DARTs	619	499	24%
Cleared Customers (in $'s, except DART per account)
Commission per DART	$4.28	$4.23	1%
DART per Avg. Account (Annualized)	511	483	6%
Net Revenue per Avg. Account (Annualized)	$3,700	$3,375	10%

*
Excludes non-customers.

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

Electronic Brokerage

        The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Revenues
Commissions and execution fees	$549.0	$502.1	$412.6
Interest income(1)	352.0	254.2	213.1
Other income(1)	81.4	85.0	74.5

Total revenues	982.4	841.3	700.2
Interest expense	30.1	22.8	28.0

Total net revenues	952.3	818.5	672.2

Non-interest expenses
Execution and clearing	147.7	159.1	135.8
Employee compensation and benefits	79.9	74.5	81.6
Occupancy, depreciation and amortization	11.2	12.5	12.1
Communications	11.5	9.7	8.9
General and administrative	113.5	166.9	90.3

Total non-interest expenses	363.8	422.7	328.7

Income before income taxes	$588.5	$395.8	$343.5

(1)
Certain reclassifications have been made to previously reported amounts to conform with the current presentation of currency translation gains and losses related to our currency diversification strategy.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

        Electronic brokerage total net revenues for the year ended December 31, 2014 increased $133.8 million, or 16%, to $952.3 million, from $818.5 million during the year ended December 31, 2014, primarily due to higher net interest income and commission revenue. Commissions and execution fees increased $46.9 million, or 9%, as a result of higher cleared customer volume in options and stock, partially offset by a lower average commission per customer order. Cleared customer volume rose in options and futures contracts and stock shares by 25%, 4% and 74%, respectively for the year ended December 31, 2014 from the prior year. Total DARTs from cleared and execution-only customers for the year ended December 31, 2014 increased 16% to 566 thousand, as compared to 486 thousand during the year ended December 31, 2013. DARTs from cleared customers for the year ended December 31, 2014 increased 17% to 515 thousand, as compared to 441 thousand during the year ended December 31, 2013.

        Net interest income increased $90.5 million, or 39% in the year ended December 31, 2014 as compared to the corresponding period in 2013. The increase in net interest income was attributable to higher net customer interest of $43.4 million, driven by a $4.65 billion increase in average customer credit balances and a $4.31 billion increase in average margin borrowings; as well as higher net fees from securities lending transactions of $46.1 million. The average Fed Funds effective rate decreased by approximately two basis points to 0.09% for the year ended December 31, 2014 from the prior year period. In 2014, the company purchased U.S. government securities for the purpose of satisfying regulatory requirements, which improved the yield on the investment of customer funds.

        Electronic brokerage non-interest expenses for the year ended December 31, 2014 decreased $58.9 million, or 14%, as compared to the year ended December 31, 2013. Within non-interest expenses, execution and clearing expenses decreased by $11.4 million due to continued price competition between U.S. stock and options exchanges. Employee compensation and benefits expenses increased by $5.4 million, or 7% during the year ended December 31, 2014 as compared to the prior year. The increase in employee compensation and benefits expense reflects an 11% increase in the average number of brokerage employees from the same period last year. General and administrative expenses decreased $53.4 million during the year ended December 31, 2014 as compared to the year ago period, primarily due to the non-recurrence of a $64 million bad debt expense recorded in 2013, offset by minor increases across other general and administrative expenses. As a percentage of total net revenues, non-interest expenses decreased to 38% from 52% for the year ended December 31, 2014 as compared to 2013.

        Electronic brokerage income before income taxes increased $192.7 million, or 49%, to $588.5 million for the year ended December 31, 2014 from $395.8 million for the year ended December 31, 2013. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 62% and 48% for the years ended December 31, 2014 and 2013, respectively.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

        Electronic brokerage total net revenues for the year ended December 31, 2013 increased $146.3 million, or 22%, to $818.5 million, from $672.2 million during the year ended December 31, 2012, primarily due to higher commissions and execution fees and higher net interest income. Commissions and execution fees increased $89.5 million, or 22%, directly attributable to higher cleared customer volume, which rose in options and futures contracts and stock shares by 25%, 20% and 45%, respectively, for the year ended December 31, 2013 from the corresponding period in 2012. Total DARTs from cleared and execution-only customers for the year ended December 31, 2013 increased 18% to 486 thousand, as compared to 413 thousand during the year ended December 31, 2012. DARTs from cleared customers for the year ended December 31, 2013 increased 15% to 441 thousand, as compared to 384 thousand during the year ended December 31, 2012.

        Net interest income increased $ 46.3 million, or 25% in the year ended December 31, 2013 as compared to 2012. The increase in net interest income was attributable to an increase of $26.4 million in net fees from securities borrowed and loaned transactions as well as a $4.05 billion increase in average customer credit balances and an increase of $3.21 billion in average margin borrowings. The average Fed Funds effective rate decreased by approximately three basis points to 0.11% for the year ended December 31, 2013 from the prior year.

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

        Electronic brokerage income before income taxes increased $52.3 million, or 15%, to $395.8 million for the year ended December 31, 2012 from $343.5 million for the year ended December 31, 2012. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 48% and 51% for the years ended December 31, 2013 and 2012, respectively.

Market Making

        The following table sets forth the results of our market making operations for the indicated periods:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Revenues
Trading gains(1)	$261.5	$331.8	$466.0
Interest income	64.9	50.8	57.9
Other income(1)	1.9	7.7	2.6

Total revenues	328.3	390.3	526.5
Interest expense	43.9	29.2	36.0

Total net revenues	284.4	361.1	490.5

Non-interest expenses
Execution and clearing	63.8	84.0	117.8
Employee compensation and benefits	40.8	45.9	66.8
Occupancy, depreciation and amortization	6.3	6.1	7.1
Communications	9.6	8.8	10.2
General and administrative	49.8	57.8	69.1

Total non-interest expenses	170.3	202.6	271.0

Income before income taxes	$114.1	$158.5	$219.5

(1)
Certain reclassifications have been made to previously reported amounts to conform with the current presentation of currency translation gains and losses related to our currency diversification strategy.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

        Market making total net revenues for the year ended December 31, 2014 decreased $76.7 million, or 21%, to $284.4 million, from $361.1 million during the year ended December 31, 2013. Trading gains for the year ended December 31, 2014 decreased $70.3 million, or 21% from the year-ago period. Trading gains were negatively impacted by a market making environment with intense competition and low average volatility. The VIX® was unchanged at 14.2 average for 2014 as compared to the prior year. The ratio of actual to implied volatility was up slightly at 79% for 2014 as compared to 77% for 2013. An approximate $16 million loss due to a trading error in the third quarter also negatively impacted trading gains.

        Market making options and futures contract volume and stock share volumes decreased 15%, 14%, and 6%, respectively, in the year ended December 31, 2014 as compared the prior year.

        Net interest income for the year ended December 31, 2014 decreased by $0.6 million, or 3%, to $21.0 million. As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets. In the year ended December 31, 2014, these factors, together with securities lending activity, produced less net interest income than in 2013.

        Market making non-interest expenses for the year ended December 31, 2014 decreased $32.3 million, or 16%, as compared to the year ended December 31, 2013. The decrease was primarily from a $20.2 million decrease in execution and clearing fees and an $8.0 million decrease in general and administrative expenses during the year ended December 31, 2014 as compared to the same period last year. The decrease in execution and clearing fees was driven by lower volume across all product classes. General and administrative expenses reflect a reduction in administrative and consulting fees, primarily for software development from the year-ago period. As a percentage of total net revenues, market making non-interest expenses were 60% and 56% for the years ended December 31, 2014 and 2013, respectively.

        Market making income before income taxes decreased $44.4 million, or 28%, to $114.1 million for the year ended December 31, 2014 from $158.5 million for the year ended December 31, 2013. As a percentage of total net revenues for the market making segment, income before income taxes was 40% and 44% for the years ended December 31, 2014 and 2013, respectively.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

        Market making total net revenues for the year ended December 31, 2013 decreased $129.4 million, or 26%, to $361.1 million, from $490.5 million during the year ended December 31, 2012. Trading gains for the year ended December 31, 2013 decreased $134.2 million, or 29% from the prior year.

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

        Market making income before income taxes decreased $61.0 million, or 28%, to $158.5 million for the year ended December 31, 2013 from $219.5 million for the year ended December 31, 2012. As a percentage of total net revenues for the market making segment, income before income taxes was 44% and 45% for the years ended December 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

        We maintain a highly liquid balance sheet. The majority of our assets consist of exchange-listed marketable securities inventories, which are marked-to-market daily, investment of customer funds and collateralized receivables arising from customer-related and proprietary securities transactions. Collateralized receivables consist primarily of customer margin loans, securities borrowed, and, to a lesser extent receivables from clearing houses for settlement of securities transactions, and securities purchased under agreements to resell. At December 31, 2014, total assets were $43.39 billion of which approximately $42.95 billion, or 99.0% were considered liquid.

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

        Liability balances in connection with our securities loaned and payables to customers were greater than their respective average monthly balances during the year ended December 31, 2014. Liability balances in connection with our short term borrowings were lower than their respective average monthly balances during the year ended December 31, 2014. Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our future liquidity needs for more than the next twelve months.

        Cash and cash equivalents held by the Company's non-U.S. operating companies at December 31, 2014 were $439.5 million ($421.2 million at December 31, 2013). These funds are primarily intended to finance each individual operating company's local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. In December 2012, a dividend of $131.6 million was paid to IBG LLC from a non-U.S. subsidiary as part of the $400 million funding for the special cash dividend. The majority of the underlying earnings of this subsidiary had previously been subject to U.S. income taxes. Therefore, additional U.S. income taxes were required to be provided on a minority portion of this dividend. It is not currently the Company's intention to repatriate further amounts from non-U.S. operating companies. In the event dividends were to be paid to the Company in the future by a non-U.S. operating company, as occurred in connection with the special dividend in December 2010, the Company would be required to accrue and pay income taxes on such dividends to the extent that U.S. income taxes had not been paid previously on the income of the paying company.

        Historically, IBG, Inc.'s consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. IBG, Inc.'s consolidated equity increased 2% to $5.18 billion at December 2014 from $5.09 billion at December 31, 2013. This is attributable to total comprehensive income for 2014, offset by dividends paid during 2014.

Cash Flows

        The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Net cash provided by operating activities	$417.0	$140.9	$725.4
Net cash provided by (used in) investing activities	54.1	(32.4)	(52.4)
Net cash used in financing activities	(308.0)	(248.5)	(605.2)
Effect of exchange rate changes on cash and cash equivalents	(107.0)	(27.4)	28.2

Increase (decrease) in cash and cash equivalents	$56.1	$(167.4)	$96.0

        Our cash flows from operating activities are largely a reflection of the size and composition of trading positions held by our market making subsidiaries, and of the changes in customer cash and margin debit balances in our electronic brokerage business. Our cash flows from investing activities are primarily related to our currency diversification strategy, other investments, capitalized internal software development, purchases and sales of memberships at exchanges where we trade and strategic investments where such investments may enable us to offer better execution alternatives to our current and prospective customers, or create new opportunities for ourselves as market makers or where we can influence exchanges to provide competing products at better prices using sophisticated technology. Our cash flows from financing activities are comprised of short-term borrowings, long-term borrowings and capital transactions. Short-term borrowings from banks are part of our daily cash management in support of operating activities. Other borrowings provide us with flexible sources of excess liquidity and regulatory capital. Capital transactions consist primarily of the approximately $400 million special dividend paid in December 2012 as well as the quarterly dividends beginning in June 2011 and continuing through December 2014 paid to common stockholders, and related cash distributions paid to Holdings.

        Year Ended December 31, 2014:    Our cash and cash equivalents increased by $56.1 million to $1,269.3 million at the end of 2014. We raised $417.0 million in net cash from operating activities. We used net cash of $253.9 million in our investing and financing activities for dividends paid to our common stockholders and noncontrolling interests and payments made to Holdings under the Tax Receivable Agreement, partially offset by cash generated by other investments and an increase in short term borrowings. Under investing activities, purchases and sales of other investments mainly consisted transactions in marketable securities held for investment purposes.

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

        Year Ended December 31, 2012:    Our cash and cash equivalents increased by $96.0 million to $1,380.6 million at the end of 2012. We raised $725.4 million in net cash from operating activities. We used net cash of $52.4 million in our investing activities to purchase other investments and for capital expenditures. We used $605.2 million in financing activities, primarily in dividends paid, the repayment of senior notes outstanding and payments made to Holdings under the Tax receivable Agreement.

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

        At December 31, 2014, aggregate excess regulatory capital for all of the operating companies was $3.27 billion, and all of the operating companies were in compliance with their respective regulatory capital requirements.

	Net Capital/ Eligible Equity	Requirement	Excess
	(in millions)
IB LLC	$2,333.9	$279.0	$2,054.9
TH LLC	374.2	63.6	310.6
THE	661.7	205.3	456.4
Other regulated Operating Companies	486.0	36.1	449.9

	$3,855.8	$584.0	$3,271.8

Principal Indebtedness

Senior Secured Revolving Credit Facility

        On May 17, 2012, IBG LLC entered into a $100 million three-year senior secured revolving credit facility with a syndicate of banks. This credit facility replaced a similar two-year facility that expired on May 18, 2012. On August 8, 2014 IBG LLC elected to terminate this credit facility.

Senior Notes

        Prior to January 2012, IBG LLC periodically issued senior notes in private placements to certain qualified customers of IB LLC. IBG LLC used the proceeds from sales of the senior notes to provide capital to IBG LLC's broker-dealer subsidiaries in the form of subordinated loans and for other general purposes. Based on a review of its available liquidity resources, which resulted in a determination of a strong liquidity position, in January 2012 the Company decided to discontinue the Senior Notes Program. It is the Company's current intention that no new Senior Notes will be issued.

Capital Expenditures

        Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware. These expenditure items are reported as property and equipment. Capital expenditures for property and equipment were approximately $19.4, $16.8 and $18.0 million for the three years ended December 31, 2014, 2013 and 2012, respectively. In the future, we plan meet capital expenditure needs as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. We anticipate that we will fund capital expenditures with cash from operations and cash on hand. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any strategic acquisitions, we may incur additional capital expenditures.

Contractual Obligations Summary

        Our contractual obligations principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2014.

	Payments Due by Year
	Total	2015 - 2016	2017 - 2018	Thereafter
	(in Millions)
Payable to Holdings under Tax Receivable Agreement(1)	$277.4	$41.1	$45.9	$190.4
Operating leases	41.9	22.9	18.4	0.6

Total contractual cash obligations	$319.3	$64.0	$64.3	$191.0

(1)
As of December 31, 2014, contractual amounts owed under the tax receivable agreement of $277.4 million have been recorded in payable to affiliate in the consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. Through December 31, 2014, approximately $86.2 million of cumulative cash payments have been made.

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

        The company purchased U.S. government securities for the purpose of satisfying U.S. regulatory requirements. Sudden increases in interest rates will cause mark-to-market losses on these securities. The impact of changes in interest rates is further described in ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

        We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own. At December 31, 2014, there were no definitive agreements with respect to any material acquisition.

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

Critical Accounting Policies

Valuation of Financial Instruments

        Due to the nature of our operations, substantially all of our financial instrument assets, comprised of financial instruments owned, securities purchased under agreements to resell, securities borrowed and receivables from brokers, dealers and clearing organizations are carried at fair value based on published market prices and are marked to market daily, or are assets which are short-term in nature and are reported at amounts approximating fair value. Similarly, all of our financial instrument liabilities that arise from financial instruments sold but not yet purchased, securities sold under agreements to repurchase, securities loaned and payables to brokers, dealers and clearing organizations are short-term in nature and are reported at quoted market prices or at amounts approximating fair value. Our long and short positions are valued at either the last consolidated trade price at the close of regular trading hours, in their respective markets. Given that we manage a globally integrated market making portfolio, we have large and substantially offsetting positions in securities and commodities that trade on different exchanges that close at different times of the trading day. As a result, there may be large and anomalous swings in the value of our positions daily and, accordingly, in our earnings in any period. This is especially true on the last business day of each calendar quarter, although such swings tend to come back into equilibrium on the first business day of the succeeding calendar quarter.

Principles of Consolidation, including Noncontrolling Interests

        The consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries. As sole managing member of IBG LLC, IBG, Inc. exerts control over the Group's operations. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") ASC Topic 810, "Consolidation", the Company consolidates the Group's consolidated financial statements and records as noncontrolling interest the interests in the Group that IBG, Inc. does not own.

        We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and consolidate IBG LLC's financial results into our financial statements. We hold approximately 14.5% ownership interest in IBG LLC. Holdings is owned by the original members of IBG LLC and holds approximately 85.5% ownership interest in IBG LLC. Our share of IBG LLC's net income is approximately 14.5% and similarly, outstanding shares of our common stock represent approximately 14.5% of the outstanding membership interests of IBG LLC.

        Prior to the June 6, 2012 amendment to the Exchange Agreement (see Note 4 to the consolidated financial statements), the Company was required to report Holdings' ownership as redeemable noncontrolling interests (i.e., temporary equity), outside of total equity in the consolidated financial statements. Redemption value of these redeemable noncontrolling interests was measured as the number of equivalent shares of member interests in IBG LLC owned by Holdings multiplied by the then current market price per share of the Company's common stock. The excess of the redemption value over the book value of these interests, which did not affect net income attributable to common stockholders or cash flows, was required to be accounted for as a reduction of the Company's stockholders' equity in the consolidated statement of financial condition.

        The Company elected to recognize changes in redemption value in each reporting period immediately as they occurred as if the end of each reporting period was also the redemption date for the entire redeemable noncontrolling interest, notwithstanding that the redeemable noncontrolling interests are redeemable over a period of time pursuant to a redemption schedule (see Note 4 to the consolidated financial statements).

        For periods after the Amendment, the noncontrolling interests in IBG LLC attributable to Holdings will be reported as a component of total equity.

        The Company's policy is to consolidate all other entities in which it owns more than 50% unless it does not have control. All inter-company balances and transactions have been eliminated.

Earnings per Share

        Earnings per share ("EPS") are computed in accordance with FASB ASC Topic 260, "Earnings per Share." Shares of Class A and Class B common stock share proportionately in the earnings of IBG, Inc. Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period. Diluted earnings per share are calculated utilizing the Company's basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for dilutive potential common shares.

        For periods prior to June 6, 2012, the Company has determined to reflect Topic D-98 measurement adjustments for non-fair value redemption rights through application of the two-class method of calculating earnings per share in lieu of recognizing the impact through the determination of net income attributable to common shareholders. Furthermore, the Company has elected to treat only the portion of the periodic measurement adjustments that reflect a redemption in excess of fair value as being akin to a dividend, reducing net income attributable to common stockholders for purposes of applying the two-class method. Decreases in the carrying amount of redeemable noncontrolling interests through Topic D-98 measurement adjustments are reflected in the application of the two-class method only to the extent they represent recoveries of amounts previously accounted for by applying the two-class method.

Stock-Based Compensation

        IBG, Inc. follows FASB ASC Topic 718, "Compensation—Stock Compensation" ("ASC Topic 718"), to account for its stock-based compensation plans. ASC Topic 718 requires all share-based payments to employees to be recognized in the consolidated financial statements using a fair value-based method. Grants, which are denominated in U.S. dollars, are communicated to employees in the year of grant, thereby establishing the fair value of each grant. The fair value of awards granted to employees are generally expensed as follows—50% in the year of grant in recognition of plan forfeiture provisions (described below) and the remaining 50% over the related vesting period utilizing the "graded vesting" method permitted under ASC Topic 718. In the case of "retirement eligible" employees (those employees older than 59), 100% of awards are expensed when granted.

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

Contingencies

        Our policy is to estimate and accrue for potential losses that may arise out of litigation and regulatory proceedings, to the extent that such losses are probable and can be estimated, in accordance with FASB ASC Topic 450, "Contingencies." Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience with and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred.

        We have been from time to time subject to certain pending and legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred. As of December 31, 2014, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period. As of December 31, 2014 and December 31, 2013, reserves provided for potential losses related to litigation matters were not material.

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and accompanying notes. These estimates and assumptions are based on judgment and the best available information at the time. Therefore, actual results could differ materially from those estimates. Such estimates include the allowance for doubtful accounts, valuation of certain investments, compensation accruals, current and deferred income taxes and estimated contingency reserves.

Income Taxes

        IBG, Inc. accounts for income taxes in accordance with FASB ASC Topic 740, "Income Taxes" ("ASC Topic 740"). The Company's income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits are based on enacted tax laws and reflect management's best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Determining income tax expense requires significant judgments and estimates.

        Deferred income tax assets and liabilities arise from temporary differences between the tax and financial statement recognition of the underlying assets and liabilities. In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, historical results are adjusted for changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax-planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, three years of cumulative operating income (loss)

are considered. Deferred income taxes have not been provided for U.S. tax liabilities or for additional foreign taxes on the unremitted earnings of foreign subsidiaries that have been indefinitely reinvested.

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

        We recognize that a tax benefit from an uncertain tax position may be recognized only when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. A tax position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement.

        The Company records tax liabilities in accordance with ASC Topic 740 and adjusts these liabilities when management's judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in payments that are different from the current estimates of these tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information becomes available.

Recently Issued Accounting Pronouncements

        Following is a summary of recently issued FASB Accounting Standards Updates ("ASUs") that have affected or may affect the Company's consolidated financial statements:

	Affects	Status
ASU 2013-05	Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.	Effective for fiscal years and interim periods within those years beginning after December 15, 2013.
ASU 2014-06	Technical Corrections and Improvements Related to Glossary Terms.	Effective on issuance in March 2014.
ASU 2014-08	Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.	Effective for annual periods and interim periods within those annual periods beginning after December 15, 2014.
ASU 2014-09	Revenue from Contracts with Customers (Topic 606)	Effective for annual periods beginning on or after December 15, 2016.
ASU 2014-11	Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.	Effective for the first interim or annual period beginning after December 15, 2014.
ASU 2014-15	Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.	Effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.

        Adoption of those ASUs that became effective during 2014 and 2015 prior to the issuance of the Company's consolidated financial statements, did not have a material effect on these financial statements.

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

        The Company also paid a dividend equivalent to employees holding unvested shares in our Stock Incentive Plan at that time. This amounted to approximately $10 million and was recorded as compensation expense.

        In summary, this item reduced diluted EPS by approximately $0.71 for the 2010 year.

        The Company believes that it is appropriate to adjust this non-operating item in the consolidated statement of comprehensive income in order to achieve a proper representation of the Company's financial performance. For a reconciliation of our accounting principles generally accepted in the United States of America ("U.S. GAAP") to non-GAAP results for 2010 see the 'GAAP to Non-GAAP Reconciliation and Footnotes' later in this section this Annual Report on Form 10-K.

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

(b)
On December 21, 2010, Timber Hill Europe AG ("THE AG") paid its sole shareholder, IBG LLC, a dividend of $990.3 million. THE AG's pretax earnings had not previously been subject to taxation in the United States. U.S. federal income taxes on the Company's share of this dividend were $40.8 million. In addition, the Company incurred $5.3 million in non- refundable taxes withheld by the Swiss government.

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

        Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, the Company incurs trading-related market risk as a result of activities in the market making segment, where the substantial majority of the Company's Value-at-Risk ("VaR") for market risk exposures is generated. In addition, the Company incurs non-trading-related market risk primarily from investment activities and from foreign currency exposure held in the equity of the Company's non-market making foreign affiliates, i.e., its non-U.S. brokerage affiliates and information technology affiliates, and held to meet target balances in its currency diversification strategy.

        The Company uses various risk management tools in managing its market risk, which are embedded in its real-time market making systems. We employ certain hedging and risk management techniques to protect us from a severe market dislocation. Our risk management policies are developed and implemented by our Chairman and our steering committee, which is comprised of senior executives of our various companies. Our strategy is to calculate quotes a few seconds ahead of the market and execute small trades at a tiny but favorable differential as a result. This is made possible by our proprietary pricing model, which evaluates and monitors the risks inherent in our portfolio, assimilates market data and reevaluates the outstanding quotes in our portfolio each second. Our model automatically rebalances our positions throughout each trading day to manage risk exposures on our options and futures positions and the underlying securities, and will price the increased risk that a position would add to the overall portfolio into the bid and offer prices we post. Under risk management policies implemented and monitored primarily through our computer systems, reports to management, including risk profiles, profit and loss analysis and trading performance, are prepared on a real-time basis as well as daily and periodical bases. Although our market making is completely automated, the trading process and our risk are monitored by a team of individuals who, in real time, observe various risk parameters of our consolidated positions. Our assets and liabilities are marked-to-market daily for financial reporting purposes and re-valued continuously throughout the trading day for risk management and asset/liability management purposes.

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

Foreign Currency Exposure

        As a result of our international market making activities and accumulated earnings in our foreign subsidiaries, our income and net worth is exposed to fluctuations in foreign exchange rates. Our European operations and some of our Asian operations are conducted by our Swiss subsidiary, THE. THE is regulated by the Swiss Financial Market Supervisory Authority as a securities dealer and its financial statements are presented in Swiss francs. Accordingly, THE is exposed to certain foreign exchange risks as described below:

  •
  THE buys and sells futures contracts and securities denominated in various currencies and carries bank balances and borrows and lends such currencies in its regular course of business. At the end of each accounting period THE's assets and liabilities are translated into Swiss francs for presentation in its financial statements. The resulting gains or losses are reported as translation gain or loss in THE's income statement. When we prepare our consolidated financial statements, THE's Swiss franc balances are translated into U.S. dollars for U.S. GAAP purposes. THE's translation gains or losses appear as such on IBG, Inc.'s consolidated statement, of comprehensive income, included in other income.

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

        Since 2005, we have expanded our market making systems to incorporate cash forex and forex options to hedge our currency exposure at little or no cost and to hedge our currency exposure throughout each day on a continuous basis. The majority of currency spot positions held as part of our currency diversification strategy are regularly transferred from the market making unit to the parent holding company, IBG LLC, where they are held and reported in the corporate segment. In connection with the development of our currency diversification strategy, we determined to base our net worth in GLOBALs, a basket of currencies. Periodically, we re-evaluate the composition of the GLOBAL; in

2011 we expanded the composition of the GLOBAL from six to 16 currencies. The table below shows a comparison of the U.S. dollar equivalent of the GLOBAL as December 31, 2014 and 2013.

		As of 12/31/2013				As of 12/31/2014
Currency	Composition	FX Rate	GLOBAL in USD Equiv.	% of Comp.	Net Equity (in USD millions)	FX Rate	GLOBAL in USD Equiv.	% of Comp.	Net Equity (in USD millions)	CHANGE in % of Comp.
USD	0.41	1.0000	0.410	38.2%	1,944.9	1.0000	0.410	40.6%	2,107.4	1.0%
EUR	0.17	1.3745	0.234	21.8%	1,108.4	1.2098	0.206	20.4%	1,057.1	1.6%
JPY	10.00	0.0095	0.095	8.8%	450.5	0.0084	0.084	8.3%	429.4	–2.2%
GBP	0.03	1.6559	0.050	4.6%	235.7	1.5577	0.047	4.6%	240.2	0.1%
CAD	0.04	0.9415	0.038	3.5%	178.6	0.8608	0.034	3.4%	177.0	–0.1%
BRL	0.08	0.4234	0.034	3.2%	160.7	0.3763	0.030	3.0%	154.7	–0.2%
INR	2.00	1.1199	0.034	3.1%	159.4	0.0159	0.032	3.1%	163.1	–0.5%
CHF	0.03	0.0162	0.032	3.0%	153.5	1.0058	0.030	3.0%	155.1	0.2%
HKD	0.25	0.1290	0.032	3.0%	152.9	0.1290	0.032	3.2%	165.7	0.1%
AUD	0.03	0.8915	0.027	2.5%	126.9	0.8169	0.025	2.4%	126.0	–0.2%
KRW	28.00	0.0009	0.027	2.5%	125.8	0.0009	0.026	2.5%	131.5	0.1%
MXN	0.30	0.0767	0.023	2.1%	109.2	0.0678	0.020	2.0%	104.6	0.0%
SEK	0.09	0.1553	0.014	1.3%	66.3	0.1282	0.012	1.1%	59.3	0.1%
NOK	0.06	0.1648	0.010	0.9%	46.9	0.1338	0.008	0.8%	41.3	0.0%
SGD	0.01	0.7916	0.008	0.7%	37.6	0.7544	0.008	0.7%	38.8	0.0%
DKK	0.04	0.1842	0.007	0.7%	35.0	0.1625	0.006	0.6%	33.4	0.0%

			1.073	100.0%	5,092.1		1.009	100.0%	5,184.6	0.0%

        Because we conduct business in many countries and many currencies and we actively manage our global currency exposure by maintaining our equity in GLOBALs, we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company. The U.S. dollar value of the GLOBAL decreased from $1.07 to $ 1.01, or 6%, in 2014. At December 31, 2014, approximately 59% of our equity was denominated in currencies other than U.S. dollars.

        The effects of our currency diversification strategy appear in two places in the financial statements: (1) as a component of other income in the condensed consolidated statement of comprehensive income and (2) as OCI in the condensed consolidated statement of financial condition. The full effect of the GLOBAL is captured in comprehensive income and the consolidated statement of comprehensive income.

        Reported results on a comprehensive basis reflect the U.S. GAAP convention adopted in 2011 that requires the reporting of currency translation results contained in OCI as part of reportable earnings. Previously, currency translation results were reported only as a component of changes in Total Equity in the condensed consolidated statement of financial condition.

Interest Rate Risk

        We had no variable-rate debt outstanding at December 31, 2014.

        We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies. In a normal rate environment, we typically invest a portion of these funds in U.S. government treasury securities with maturities of up to two years. If interest rates were to increase rapidly and substantially, our net interest income will not increase proportionally with the interest rates, for the portion of the funds invested in the treasury securities with fixed yields. In addition, the mark-to-market changes in the value of the fixed rate securities will be reflected in other income. However, we do not pay interest on individual customer balances below $10 thousand. Based on customer balances and investments outstanding at December 31, 2014, an increase of 0.5% in the U.S. benchmark interest rates would result in a net increase in our net interest income of approximately $79 million on an annualized basis. If the benchmark rates were to increase by 1.0% from current levels, our net interest income would increase by approximately $71 million on an annualized basis. The company did not approximate mark to market impact from interest rate changes; if treasury securities whose prices were to fall under these scenarios were held to maturity, then the reduction in net interest income would be temporary, as the securities would mature at par value.

        We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Due to a currently low rate environment, a decrease of benchmark interest rates by 0.05%, would reduce our net interest income by approximately $11.7 million on an annualized basis.

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

        We expect this kind of exposure to increase with growth in our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2014, we had $16.9 billion in margin credit extended to our customers. The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers' positions if their equity falls below required margin requirements.

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

Stress Test

        The Company estimates the market risk to its fixed income portfolio using a risk analysis model provided by a leading external vendor. This stress test is configured to calculate the change in value of each bond in the portfolio over one day in eight scenarios each of which represents a parallel shift of the U.S. Treasury yield curve. The scenarios are shifts of +/–100, +/–200 and +/–300 basis points.

VaR and Stress Test Measures

Market Risk Category	At December 31, 2014	At December 31, 2013	Average 2014	High 2014
	(USD in millions)
Trading(1)
Equities and Currencies(2)	4.5	19.6	18.6	24.3
Fixed Income(3)	0.5	2.0	1.5	2.2

Trading Total	5.0	21.6	20.1	26.5
Non-Trading(1)
Equities and Currencies	18.8	1.4	6.5	18.8
Fixed Income, Other	—	0.1	—	—

Non-Trading Total	18.8	1.5	6.5	18.8

(1)
The product categories displayed in the table as "Trading" reflect activities undertaken in the Company's market making segment. VaR amounts reported for December 31, 2014 reflect certain foreign currency transactions and the Company's reclassification related to its currency diversification strategy, as disclosed in ITEM 7 herein. For periods prior to the quarter ending December 31, 2014, the effects of this currency diversification are reported in the market making segment and the corresponding VaR measures are reported in the Trading category. For periods ending at or after December 31, 2014, the currency effects are reported in the corporate segment and the corresponding VaR measures are reported in the Non-Trading category.

  The "Non-trading" category reflects investment activities and foreign currency exposures held in the equity of the Company's non-market making affiliates, i.e., its non-U.S. brokerage affiliates and information technology affiliates. As stated above, as of December 31, 2014 this category also includes corporate segment activities in foreign exchange designed to achieve the Company's currency diversification strategy.

  The average and high VaR amounts are based on the four quarter ending VaR calculations performed in 2014.

(2)
Equities and currencies held for market making purposes are combined because these products are part of an integrated, hedged market making portfolio, on which the risk is measured using VaR.

(3)
For the Trading—Fixed Income category, which contains corporate bonds and U.S. Treasury securities, the risks on these products were managed separately and measured using the stress test analysis. Corporate bond positions held in the market maker segment were substantially eliminated at December 31, 2014.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interactive Brokers Group, Inc.
Greenwich, CT

        We have audited the accompanying consolidated statements of financial condition of Interactive Brokers Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Interactive Brokers Group, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP New York, New York March 2, 2015

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
(in thousands, except share amounts)	2014	2013
Assets
Cash and cash equivalents	$1,269,317	$1,213,241
Cash and securities—segregated for regulatory purposes	15,403,512	13,991,711
Securities borrowed	3,659,766	2,751,501
Securities purchased under agreements to resell	386,221	386,316
Financial instruments owned, at fair value:
Financial instruments owned	1,998,427	3,285,313
Financial instruments owned and pledged as collateral	1,935,722	1,163,531

Total financial instruments owned, at fair value	3,934,149	4,448,844

Receivables:
Customers, less allowance for doubtful accounts of $6,613 and $67,999 at December 31, 2014 and 2013	17,051,452	13,596,650
Brokers, dealers and clearing organizations	1,131,177	858,189
Interest	36,785	26,489

Total receivables	18,219,414	14,481,328

Other assets	512,647	597,759

Total assets	$43,385,026	$37,870,700

Liabilities and equity
Short-term borrowings	$33,791	$24,635
Financial instruments sold, but not yet purchased, at fair value	2,560,787	3,153,673
Securities loaned	3,199,106	2,563,653
Payables
Customers	31,795,853	26,319,420
Brokers, dealers and clearing organizations	234,098	330,956
Payable to affiliate	277,400	287,242
Accounts payable, accrued expenses and other liabilities	95,401	96,026
Interest	3,962	2,969

Total payables	32,406,714	27,036,613

Total liabilities	38,200,398	32,778,574

Commitments, contingencies and guarantees (see Note 15)
Equity
Stockholders' equity
Common stock, $0.01 par value per share:
Class A—Authorized—1,000,000,000, Issued—58,612,245 and 54,788,049 shares, Outstanding—58,473,186 and 54,664,095 shares at December 31, 2014 and 2013	586	548
Class B—Authorized, Issued and Outstanding—100 shares at December 31, 2014 and 2013	—	—
Additional paid-in capital	636,150	583,312
Retained earnings	120,670	98,868
Accumulated other comprehensive income, net of income taxes of $651 and $936 at December 31, 2014 and 2013	11,982	27,028
Treasury stock, at cost, 139,059 and 123,954 shares at December 31, 2014 and 2013	(3,064)	(2,492)

Total stockholders' equity	766,324	707,264
Noncontrolling interests	4,418,304	4,384,862

Total equity	5,184,628	5,092,126

Total liabilities and equity	$43,385,026	$37,870,700

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three Years Ended December 31, 2014

(in thousands, except for shares or per share amounts)	2014	2013	2012
Revenues
Trading gains	$261,147	$331,233	$465,973
Commissions and execution fees	548,830	502,116	412,614
Interest income	416,152	303,356	270,319
Other (loss) income	(110,581)	(8,845)	43,564

Total revenues	1,115,548	1,127,860	1,192,470
Interest expense	72,272	51,720	61,950

Total net revenues	1,043,276	1,076,140	1,130,520

Non-interest expenses
Execution and clearing	211,498	242,426	250,990
Employee compensation and benefits	204,805	205,329	244,504
Occupancy, depreciation and amortization	39,369	38,923	38,875
Communications	24,196	23,130	23,258
General and administrative	57,285	115,054	45,893

Total non-interest expenses	537,153	624,862	603,520

Income before income taxes	506,123	451,278	527,000
Income tax expense	47,254	33,685	30,014

Net income	458,869	417,593	496,986
Less net income attributable to noncontrolling interests	414,336	380,590	456,318

Net income attributable to common stockholders	$44,533	$37,003	$40,668

Earnings per share
Basic	$0.79	$0.74	$0.89

Diluted	$0.77	$0.73	$0.89

Weighted average common shares outstanding
Basic	56,492,381	49,742,428	46,814,676

Diluted	57,709,668	50,924,736	47,070,522

Comprehensive income
Net income attributable to common stockholders	$44,533	$37,003	$40,668
Other comprehensive income
Cumulative translation adjustment, before income taxes	(15,331)	(3,207)	2,231
Income taxes related to items of other comprehensive income	(285)	(481)	(9,036)

Other comprehensive income (loss), net of tax	(15,046)	(2,726)	11,267

Comprehensive income attributable to common stockholders	$29,487	$34,277	$51,935

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$414,336	$380,590	$456,318
Other comprehensive income (loss)—cumulative translation adjustment	(91,992)	(24,643)	16,955

Comprehensive income attributable to noncontrolling interests	$322,344	$355,947	$473,273

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year-Ended December 31,
(in thousands)	2014		2013		2012
Cash flows from operating activities
Net income		$458,869		$417,593	$496,986
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Deferred income taxes		18,168		11,730	17,784
Depreciation and amortization		19,679		19,244	19,269
Employee stock plan compensation		40,621		40,272	67,092
Unrealized losses on other investments, net		9,664		5,561	2,164
Bad debt expense		3,174		67,166	758
Change in operating assets and liabilities
Cash and securities—segregated for regulatory purposes		(1,409,364)		(1,275,330)	(2,235,490)
Securities borrowed		(908,265)		81,644	(171,474)
Securities purchased under agreements to resell		95		42,588	(53,538)
Financial instruments owned, at fair value		512,058		95,892	2,070,342
Receivables from customers		(3,457,976)		(3,745,632)	(2,826,226)
Other receivables		(283,284)		(16,700)	550,874
Other assets		(7,745)		(75,489)	(2,886)
Financial instruments sold, but not yet purchased, at fair value		(592,886)		(1,132,587)	(1,869,888)
Securities loaned		635,453		724,379	453,215
Payable to customers		5,476,433		4,897,442	4,121,873
Other payables		(97,728)		(16,873)	84,609

Net cash provided by operating activities		416,966		140,900	725,464

Cash flows from investing activities
Purchases of other investments		(443,154)		(263,499)	(453,161)
Proceeds from sales of other investments		515,223		236,818	417,158
Distributions received from and redemptions of equity investments		1,484		11,054	1,567
Purchase of property and equipment		(19,428)		(16,812)	(17,997)

Net cash provided by (used in) investing activities		54,125		(32,439)	(52,433)

Cash flows from financing activities
Dividends paid to stockholders		(22,731)		(20,207)	(66,298)
Distributions to noncontrolling interests		(278,650)		(142,458)	(525,253)
Redemptions of senior notes		—			(101,411)
Short-term borrowings, net		9,156		(85,785)	103,882
Payments made under the Tax Receivable Agreement		(15,752)		—	(16,115)

Net cash used in financing activities		(307,977)		(248,450)	(605,195)

Effect of exchange rate changes on cash and cash equivalents		(107,038)		(27,369)	28,221

Net increase (decrease) in cash and cash equivalents		56,076		(167,358)	96,057
Cash and cash equivalents at beginning of period		1,213,241		1,380,599	1,284,542

Cash and cash equivalents at end of period		$1,269,317		$1,213,241	$1,380,599

Supplemental disclosures of cash flow information
Cash paid for interest		$72,856		$53,258	$63,858

Cash paid for taxes		$36,787		$52,086	$23,110

Non-cash financing activities
Issuance of Common Stock in exchange of member interests in IBG LLC		$35,185		$109,684	$—

Redemption of member interests from IBG Holdings LLC		$(35,185)		$(109,684)	$—

Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC		$10,476		$(30,350)	$13,800

Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC		$(10,476)		$30,350	$(13,800)

Changes in redemption value of redeemable noncontrolling interests	$		$		$(5,269,619)

Changes to total equity for the change in redemptions value of redeemable noncontrolling interests		$—		$—	$5,269,519

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

Three Years Ended December 31, 2014

	Common Stock
						Accumulated Other Comprehensive Income
(in thousands, except for share amounts)	Issued Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings		Total Stockholders' Equity	Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance, December 31, 2011	46,061,256	$460	$—	$(13,310)	$(465,138)	$18,487	$(459,501)	$1,837	$(457,664)	$5,269,619
Adjustment of redeemable noncontrolling interests from temporary to permanent equity (Note 4)			472,409		572,840		1,045,249	4,322,304	5,367,553	(5,269,619)
Common stock distributed pursuant to stock plans	1,736,588	18	(18)	5,592			5,592		5,592
Compensation for stock grants vesting in the future			7,226				7,226	29,096	36,322
Deferred tax benefit retained			495				495		495
Dividends paid to stockholders					(66,298)		(66,298)		(66,298)
Distributions from IBG LLC to noncontrolling interests								(490,261)	(490,261)
Adjustments for changes in proportionate ownership in IBG LLC			13,800				13,800	(59)	13,741
Comprehensive income					40,668	11,267	51,935	351,732	403,667

Balance, December 31, 2012	47,797,844	478	493,912	(7,718)	82,072	29,754	598,498	4,214,649	4,813,147	—

Issuance of Common Stock in follow-on offering	4,683,415	47	109,639				109,686	(109,686)	—
Common stock distributed pursuant to stock plans	2,306,790	23	(23)	5,226			5,226		5,226
Compensation for stock grants vesting in the future			5,128				5,128	36,060	41,188
Deferred tax benefit retained—follow-on offering			5,006				5,006		5,006
Dividends paid to stockholders					(20,207)		(20,207)		(20,207)
Distributions from IBG LLC to noncontrolling interests								(142,458)	(142,458)
Adjustments for changes in proportionate ownership in IBG LLC			(30,350)				(30,350)	30,350	—
Comprehensive income					37,003	(2,726)	34,277	355,947	390,224

Balance, December 31, 2013	54,788,049	548	583,312	(2,492)	98,868	27,028	707,264	4,384,862	5,092,126	—

Issuance of Common Stock in follow-on offering	1,358,478	14	35,171				35,185	(35,185)	—
Common stock distributed pursuant to stock plans	2,445,200	24	(24)	178			178		178
Compensation for stock grants vesting in the future			5,671				5,671	34,951	40,622
Stock incentive plan adjustment	20,518		75	(750)			(675)	458	(217)
Deferred tax benefit retained—follow-on offering			998				998		998
Deferred tax benefit on stock incentive plans			471				471		471
Dividends paid to stockholders					(22,731)		(22,731)		(22,731)
Distributions from IBG LLC to noncontrolling interests								(278,650)	(278,650)
Adjustments for changes in proportionate ownership in IBG LLC			10,476				10,476	(10,476)	—
Comprehensive income					44,533	(15,046)	29,487	322,344	351,831

Balance, December 31, 2014	58,612,245	$586	$636,150	$(3,064)	$120,670	$11,982	$766,324	$4,418,304	$5,184,628	$—

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization and Nature of Business

        Interactive Brokers Group, Inc. ("IBG, Inc.") is a Delaware holding company whose primary asset is its ownership of approximately 14.5% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, "IBG LLC"). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, "the Company"), is an automated global electronic broker and market maker specializing in executing and clearing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 100 electronic exchanges and trading venues around the world and offering custody, prime brokerage, securities and margin lending services to customers. In the United States of America ("U.S."), the Company's business is conducted from its headquarters in Greenwich, Connecticut, from Chicago, Illinois and from Jersey City, New Jersey. Abroad, business is conducted through offices located in Canada, England, Switzerland, Liechtenstein, China (Hong Kong and Shanghai), Japan, India, and Australia. At December 31, 2014, the Company had 960 employees worldwide.

        IBG LLC is a Connecticut limited liability company that conducts its business through its operating subsidiaries (collectively, the "Operating Companies"): Interactive Brokers LLC ("IB LLC") and its subsidiary, Interactive Brokers Corp. ("IB Corp"); Interactive Brokers Canada Inc. ("IBC"); Interactive Brokers (U.K.) Limited and its subsidiary, Interactive Brokers (U.K.) Nominee Limited (collectively, "IBUK"); Interactive Brokers Securities Japan, Inc. ("IBSJ"); Interactive Brokers (India) Private Limited ("IBI"); Timber Hill LLC ("TH LLC"); Timber Hill Europe AG and its subsidiary, Timber Hill (Liechtenstein) AG (collectively, "THE"); Timber Hill Securities Hong Kong Limited ("THSHK"); Timber Hill Australia Pty Limited ("THA"); Timber Hill Canada Company ("THC"); Interactive Brokers Financial Products S.A. ("IBFP"); Interactive Brokers Hungary KFT ("IBH"); IB Exchange Corp. ("IBEC"); Interactive Brokers Software Services Estonia OU ("IBEST") and Interactive Brokers Software Services Russia ("IBRUS").

        The Company operates in two business segments: electronic brokerage and market making, both supported by corporate. The Company conducts its electronic brokerage business through certain Interactive Brokers subsidiaries, which provide electronic execution and clearing services to customers worldwide. The Company conducts its market making business principally through its Timber Hill subsidiaries on the world's leading exchanges and market centers, primarily in exchange-traded equities, equity options and equity-index options and futures. Corporate enables the Company to operate cohesively and effectively by providing support via control functions to the business segments and also by executing the Company's currency diversification strategy.

        Certain of the Operating Companies are members of various securities and commodities exchanges in North America, Europe and the Asia/Pacific region and are subject to regulatory capital and other requirements (see Note 17). IB LLC, IBUK, IBC, IBI and IBSJ carry securities accounts for customers or perform custodial functions relating to customer securities.

2. Significant Accounting Policies

Basis of Presentation

        These consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding financial reporting with respect to Form 10-K.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

        These consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the periods presented.

        In connection with the Company's currency diversification strategy, the Company's net worth is held in a basket of 16 currencies (referred to by management as the "GLOBAL"). For the year ended December 31, 2014, the Company has improved the transparency of its currency diversification strategy results by (1) reporting nearly all translation gains and losses from this strategy as other income (previously reported as a component of trading gains) in the consolidated statements of comprehensive income, and (2) reporting these gains and losses in the corporate segment instead of the market making segment. These changes in presentation resulted in certain reclassifications to previously reported amounts.

Principles of Consolidation, including Noncontrolling Interests

        The consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries. As sole managing member of IBG LLC, IBG, Inc. exerts control over IBG LLC's operations. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810, "Consolidation", the Company consolidates IBG LLC's financial statements and records the interests in IBG LLC that it does not own as noncontrolling interests.

        Prior to the June 6, 2012 amendment (the "Amendment") to the Exchange Agreement (see Note 4), the Company was required to report IBG Holdings LLC's ("Holdings") ownership as redeemable noncontrolling interests (i.e., temporary equity), outside of total equity. Redemption value of these redeemable noncontrolling interests was measured as the number of equivalent shares of member interests in IBG LLC owned by Holdings multiplied by the then current market price per share of the Company's common stock. The excess of the redemption value over the book value of these interests, which did not affect net income attributable to common stockholders or cash flows, was required to be accounted for as a reduction of the Company's stockholders' equity.

        The Company elected to recognize changes in redemption value in each reporting period immediately as they occurred as if the end of each reporting period was also the redemption date for the entire redeemable noncontrolling interest, notwithstanding that the redeemable noncontrolling interests are redeemable over a period of time pursuant to a redemption schedule (see Note 4).

        For periods after the Amendment, the noncontrolling interests in IBG LLC attributable to Holdings are reported as a component of equity.

        The Company's policy is to consolidate all other entities in which it owns more than 50% unless it does not have control. All inter-company balances and transactions have been eliminated.

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these consolidated financial statements and accompanying notes. These estimates and assumptions are based on judgment and the best available information at the time. Therefore, actual results could differ materially from those estimates. Such estimates include the allowance for doubtful accounts, valuation of certain

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

investments, compensation accruals, current and deferred income taxes, and estimated contingency reserves.

Fair Value

        Substantially all of the Company's assets and liabilities, including financial instruments are carried at fair value based on published market prices and are marked to market, or are assets and liabilities which are short-term in nature and are carried at amounts that approximate fair value.

        The Company applies the fair value hierarchy in accordance with FASB ASC Topic 820, "Fair Value Measurement" ("ASC Topic 820"), to prioritize the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy are:

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

        Financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value are generally classified as Level 1 of the fair value hierarchy. The Company's Level 1 financial instruments, which are valued using quoted market prices as published by exchanges and clearing houses or otherwise broadly distributed in active markets, include active listed stocks, options, warrants and discount certificates, U.S. and foreign government securities and corporate and municipal bonds. The Company does not adjust quoted prices for financial instruments classified as Level 1 of the fair value hierarchy, even in the event that the Company may hold a large position whereby a purchase or sale could reasonably impact quoted prices.

        Currency forward contracts are valued using broadly distributed bank and broker prices, and are classified as Level 2 of the fair value hierarchy as such instruments are not exchange-traded. Other securities that are not traded in active markets are also classified in Level 2 of the fair value hierarchy. Level 3 financial instruments are comprised of securities that have been delisted or otherwise are no longer tradable and have been valued by the Company based on internal estimates.

        Other fair value investments and other fair value liabilities, included in other assets and other liabilities and accrued expenses, respectively, in the consolidated statements of financial condition, are comprised of listed stocks, options, foreign currency contracts and corporate and municipal bonds that the Company does not carry in its market making business. These investments are generally reported as Level 2 of the fair value hierarchy, except for unrestricted listed securities, which are classified as Level 1 of the fair value hierarchy, and delisted securities which are classified as Level 3 of the fair value hierarchy.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Earnings Per Share

        Earnings per share ("EPS") are computed in accordance with FASB ASC Topic 260, "Earnings per Share." Basic EPS is computed by dividing the net income available for common stockholders by the weighted average number of shares outstanding for that period. Diluted EPS is calculated by dividing the net income available for common stockholders by the diluted weighted average shares outstanding for that period. Diluted EPS includes the determinants of the basic EPS and, in addition, reflects the dilutive effect of shares of common stock estimated to be distributed in the future under the Company's stock-based compensation plans, with no adjustments to net income available for common stockholders for dilutive potential common shares.

        For periods prior to June 6, 2012 (see Note 4), the Company has determined to reflect measurement adjustments for non-fair value redemption rights through application of the two-class method of calculating earnings per share in lieu of recognizing the impact through the determination of net income attributable to common shareholders. Furthermore, the Company has elected to treat only the portion of the periodic measurement adjustments that reflect a redemption in excess of fair value as being akin to a dividend, reducing net income attributable to common stockholders for purposes of applying the two-class method. Decreases in the carrying amount of redeemable noncontrolling interests through measurement adjustments are reflected in the application of the two-class method only to the extent they represent recoveries of amounts previously accounted for by applying the two-class method.

Stock-Based Compensation

        The Company follows FASB ASC Topic 718, "Compensation—Stock Compensation" ("ASC Topic 718"), to account for its stock-based compensation plans. ASC Topic 718 requires all share-based payments to employees to be recognized in the consolidated financial statements using a fair value-based method. Grants, which are denominated in U.S. dollars, are communicated to employees in the year of grant, thereby establishing the fair value of each grant. The fair value of awards granted to employees are generally expensed as follows: 50% in the year of grant in recognition of plan forfeiture provisions (as described below) and the remaining 50% over the related vesting period utilizing the "graded vesting" method permitted under ASC Topic 718. In the case of "retirement eligible" employees (those employees older than 59), 100% of awards are expensed when granted.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Cash and Securities—Segregated for Regulatory Purposes

        As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets. Securities segregated for regulatory purposes consisted of U.S. Treasury securities of $6.68 billion and $1.30 billion at December 31, 2014 and December 31, 2013, respectively, and securities purchased under agreements to resell in the amount of $3.87 billion and $6.73 billion as of December 31, 2014 and December 31, 2013, respectively, which amounts approximate fair value.

Securities Borrowed and Securities Loaned

        Securities borrowed and securities loaned are recorded at the amount of the cash collateral advanced or received. Securities borrowed transactions require the Company to provide counterparties with collateral, which may be in the form of cash, letters of credit or other securities. With respect to securities loaned, the Company receives collateral, which may be in the form of cash or other securities in an amount generally in excess of the fair value of the securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as permitted contractually. The Company does not net, in the consolidated statements of financial condition, securities borrowed and securities loaned entered into with the same counterparty.

        Securities lending fees received and paid by the Company are included in interest income and interest expense, respectively, in the consolidated statements of comprehensive income.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

        Securities purchased under agreements to resell, which are reported as collateralized financing transactions, are recorded at contract value, which approximates fair value. To ensure that the fair value of the underlying collateral remains sufficient, the collateral is valued daily with additional collateral obtained or excess collateral returned, as permitted under contractual provisions. The Company does not net, in the consolidated statements of financial condition, securities purchased under agreements to resell transactions and securities sold under agreements to repurchase transactions entered into with the same counterparty.

Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased, at Fair Value

        Financial instrument transactions are accounted for on a trade date basis. Financial instruments owned and financial instruments sold, but not yet purchased are stated at fair value based upon quoted market prices. All firm-owned financial instruments pledged to counterparties where the counterparty has the right, by contract or custom, to sell or repledge the financial instruments are reported as financial instruments owned and pledged as collateral in the consolidated statements of financial condition.

        The Company also enters into currency forward contracts. These transactions, which are also accounted for on a trade date basis, are agreements to exchange a fixed amount of one currency for a specified amount of a second currency at completion of the currency forward contract term. Unrealized mark-to-market gains and losses on currency forward contracts are included in financial instruments

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

owned, at fair value or financial instruments sold, but not yet purchased, at fair value in the consolidated statements of financial condition.

Customer Receivables and Payables

        Customer securities transactions are recorded on a settlement date basis and customer commodities transactions are recorded on a trade date basis. Receivables from and payables to customers include amounts due on cash and margin transactions, including futures contracts transacted on behalf of customers. Securities owned by customers, including those that collateralize margin loans or other similar transactions, are not reported in the consolidated statements of financial condition. Amounts receivable from customers that are determined by management to be uncollectible are expensed and included in general and administrative expense in the consolidated statements of comprehensive income.

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

        Receivables from and payables to brokers, dealers and clearing organizations include net receivables and payables from unsettled trades, including amounts related to futures and options on futures contracts executed on behalf of customers, amounts receivable for securities not delivered by the Company to the purchaser by the settlement date ("fails to deliver") and cash margin deposits. Payables to brokers, dealers and clearing organizations also include amounts payable for securities not received by the Company from a seller by the settlement date ("fails to receive").

Investments

        The Company makes certain strategic investments related to its business and accounts for these investments under the cost method of accounting or under the equity method of accounting as required under FASB ASC Topic 323, "Investments—Equity Method and Joint Ventures." Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of the Company's initial investment and are adjusted each period for the Company's share of the investee's income or loss. The Company's share of the income or losses from equity method investments is included in other income in the consolidated statements of comprehensive income. The recorded amounts of the Company's equity method investments, $37.3 million at December 31, 2014 ($27.5 million at December 31, 2013), which are included in other assets in the consolidated statements of financial condition, increase or decrease accordingly. Contributions paid to and distributions received from equity method investees are recorded as additions or reductions, respectively, to the respective investment balance.

        The Company also holds exchange memberships and investments in equity securities of certain exchanges as required to qualify as a clearing member, and strategic investments in corporate stock that do not qualify for equity method accounting. Such investments, $30.7 million at December 31, 2014 ($27.6 million at December 31, 2013), are recorded at cost or, if an other-than-temporary impairment in value has occurred, at a value that reflects management's estimate of the impairment, and are also included in other assets in the consolidated statements of financial condition. Dividends received from cost basis investments are included in other income in the consolidated statements of comprehensive income when such dividends are received.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

        A judgmental aspect of accounting for investments is evaluating whether an other-than-temporary decline in the value of an investment has occurred. The evaluation of an other-than-temporary impairment is dependent on specific quantitative and qualitative factors and circumstances surrounding an investment, including recurring operating losses, credit defaults and subsequent rounds of financing. The Company's equity investments do not have readily determinable market values. All investments are reviewed for changes in circumstances or occurrence of events that suggest the Company's investment may not be recoverable. If an unrealized loss on any investment is considered to be other-than-temporary, the loss is recognized in the period the determination is made.

        The Company also has certain investments (which are not considered core business activities) that are accounted for at fair value (see Note 6) and included in other assets in the consolidated statements of financial condition. Gains and losses related to these investments are included in other income in the consolidated statements of comprehensive income.

Property and Equipment

        Property and equipment, which is included in other assets in the consolidated statements of financial condition, consists of purchased technology hardware and software, internally developed software, leasehold improvements and office furniture and equipment.

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

Comprehensive Income and Foreign Currency Translation

        The Company's operating results are reported in the consolidated statements of comprehensive income pursuant to FASB Accounting Standards Update 2011-05, "Comprehensive Income."

        Comprehensive income consists of two components: net income and other comprehensive income ("OCI"). OCI is comprised of revenues, expenses, gains and losses that are reported in the comprehensive income section of the statements of comprehensive income, but are excluded from reported net income. The Company's OCI is comprised of gains and losses resulting from translating foreign currency financial statements of non-U.S. subsidiaries, net of related income taxes, where applicable. In general, the practice and intention of the Company is to reinvest the earnings of its non-U.S. subsidiaries in those operations, therefore no tax is accrued.

        The Company's non-U.S. domiciled subsidiaries have a functional currency that is other than the U.S. dollar. Such subsidiaries' assets and liabilities are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the period. Adjustments that result from translating amounts from a subsidiary's functional currency to the U.S. dollar (as described above) are reported net of tax, where applicable, in accumulated OCI in

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

the consolidated statements of financial condition. During 2013, the Company derecognized accumulated OCI of a $5.2 million loss attributable to its Brazilian subsidiary, IB Brasil Participações Ltda, which was liquidated during the year, and recognized a foreign currency translation loss, before taxes, which is included in other income in the consolidated statements of comprehensive income.

Revenue Recognition

Trading Gains

        Trading gains and losses are recorded on trade date and are reported on a net basis. Trading gains and losses are comprised of changes in the fair value of financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value (i.e., unrealized gains and losses) and realized gains and losses. Included in trading gains are net gains and losses on stocks, U.S. and foreign government securities, corporate and municipal bonds, options, futures, foreign exchange and other derivative instruments. Dividends are integral to the valuation of stocks and interest is integral to the valuation of fixed income instruments. Accordingly, both dividends and interest income and expense attributable to financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value are reported on a net basis in trading gains in the consolidated statements of comprehensive income.

Commissions and Execution Fees

        Commissions earned for executing and clearing transactions are accrued on a trade date basis and are reported as commissions and execution fees in the statements of comprehensive income.

Interest Income and Expense

        The Company earns interest income and incurs interest expense primarily in connection with its electronic brokerage customer business and its securities lending activities, which are recorded on the accrual basis and are included in interest income and interest expense, respectively, in the consolidated statements of comprehensive income.

Foreign Currency Gains and Losses

        Currency translation refers to the gains and losses resulting from foreign currency transactions. Foreign currency translation gains and losses related to the Company's currency diversification strategy are included in other income in the consolidated statements of comprehensive income. Foreign currency translation gains and losses related to the market making core-business activities are included in trading gains in the consolidated statements of comprehensive income. Electronic brokerage foreign currency translation gains and losses, arising from currency swap transactions, are included in interest income in the consolidated statements of comprehensive income.

Income Taxes

        The Company accounts for income taxes in accordance with FASB ASC Topic 740, "Income Taxes" ("ASC Topic 740"). The Company's income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits are based on enacted tax laws (see Note 13) and reflect management's

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

best assessment of estimated future taxes to be paid. The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Determining income tax expense requires significant judgments and estimates.

        The Company recognizes interest related to income tax matters as interest income or interest expense and penalties related to income tax matters as income tax expense.

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

        The Company recognizes that a tax benefit from an uncertain tax position only when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. A tax position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement.

        The Company records tax liabilities in accordance with ASC Topic 740 and adjusts these liabilities when management's judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in payments that are different from the current estimates of these tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information becomes available.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

        Following is a summary of recently issued FASB Accounting Standards Updates ("ASUs") that have affected or may affect the Company's consolidated financial statements:

	Affects	Status
ASU 2013-05	Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.	Effective for fiscal years and interim periods within those years beginning after December 15, 2013.
ASU 2014-06	Technical Corrections and Improvements Related to Glossary Terms.	Effective on issuance in March 2014.
ASU 2014-08	Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.	Effective for annual periods and interim periods within those annual periods beginning after December 15, 2014.
ASU 2014-09	Revenue from Contracts with Customers (Topic 606)	Effective for annual periods beginning on or after December 15, 2016.
ASU 2014-11	Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.	Effective for the first interim or annual period beginning after December 15, 2014.
ASU 2014-15	Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.	Effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.

        Adoption of those ASUs that became effective during 2014 and 2015, prior to the issuance of the Company's consolidated financial statements, did not have a material effect on these financial statements.

3. Trading Activities and Related Risks

        The Company's trading activities include providing securities market making and brokerage services. Trading activities expose the Company to market and credit risks. These risks are managed in accordance with established risk management policies and procedures. To accomplish this, management has established a risk management process that includes:

  •
  a regular review of the risk management process by executive management as part of its oversight role;

  •
  defined risk management policies and procedures supported by a rigorous analytic framework; and

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Trading Activities and Related Risks (Continued)

  •
  articulated risk tolerance levels as defined by executive management that are regularly reviewed to ensure that the Company's risk-taking is consistent with its business strategy, capital structure, and current and anticipated market conditions.

Market Risk

        The Company is exposed to various market risks. Exposures to market risks arise from equity price risk, foreign currency exchange rate fluctuations and changes in interest rates. The Company seeks to mitigate market risk associated with trading inventories by employing hedging strategies that correlate rate, price and spread movements of trading inventories and related financing and hedging activities. The Company uses a combination of cash instruments and exchange traded derivatives to hedge its market exposures. The Company does not apply hedge accounting. The following discussion describes the types of market risk faced:

  Equity Price Risk

        Equity price risk arises from the possibility that equity security prices will fluctuate, affecting the value of equity securities and other instruments that derive their value from a particular stock, a defined basket of stocks, or a stock index. The Company is subject to equity price risk primarily in financial instruments held. The Company attempts to limit such risks by continuously reevaluating prices and by diversifying its portfolio across many different options, futures and underlying securities and avoiding concentrations of positions based on the same underlying security.

  Currency Risk

        Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments. The Company manages this risk using spot (i.e., cash) currency transactions, currency futures contracts and currency forward contracts. As a global market maker trading on exchanges around the world in multiple currencies, the Company is exposed to foreign currency risk. The Company actively manages its currency exposure using hedging strategies that are based on a defined basket of 16 currencies internally referred to as the "GLOBAL." These strategies minimize the fluctuation of the Company's net worth as expressed in GLOBALs, thereby diversifying its risk in alignment with these global currencies, weighted by the Company's view of their importance. As the Company's financial results are reported in U.S. dollars, the change in the value of the GLOBAL as expressed in U.S. dollars affects the Company's earnings. The impact of this currency diversification strategy in the Company's earnings is included in other income in the consolidated statements of comprehensive income.

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

3. Trading Activities and Related Risks (Continued)

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

        In the normal course of business, the Company executes, settles, and finances various customer securities transactions. Execution of these transactions includes the purchase and sale of securities which exposes the Company to default risk arising from the potential that customers or counterparties may fail to satisfy their obligations. In these situations, the Company may be required to purchase or sell financial instruments at unfavorable market prices to satisfy obligations to customers or counterparties. Liabilities to other brokers and dealers related to unsettled transactions (i.e., securities fails to receive) are recorded at the amount for which the securities were purchased, and are paid upon receipt of the securities from other brokers or dealers. In the case of aged securities fails to receive, the Company may purchase the underlying security in the market and seek reimbursement for any losses from the counterparty.

        For cash management purposes, the Company enters into short-term securities purchased under agreements to resell and securities sold under agreements to repurchase transactions ("repos") in addition to securities borrowing and lending arrangements, all of which may result in credit exposure in the event the counterparty to a transaction is unable to fulfill its contractual obligations. Repos are collateralized by securities with a market value in excess of the obligation under the contract. Similarly, securities lending agreements are collateralized by deposits of cash or securities. The Company attempts to minimize credit risk associated with these activities by monitoring collateral values on a daily basis and requiring additional collateral to be deposited with or returned to the Company as permitted under contractual provisions.

Concentrations of Credit Risk

        The Company's exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of December 31, 2014, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

Off-Balance Sheet Risks

        The Company may be exposed to a risk of loss not reflected in the consolidated financial statements to settle futures and certain over-the-counter contracts at contracted prices, which may

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Trading Activities and Related Risks (Continued)

require repurchase or sale of the underlying products in the market at prevailing prices. Accordingly, these transactions result in off-balance sheet risk as the Company's cost to liquidate such contracts may exceed the amounts reported in the Company's consolidated statements of financial condition.

4. Equity and Earnings Per Share

        In connection with IBG, Inc.'s initial public offering of Class A common stock ("IPO") in May 2007, it purchased 10.0% of the membership interests in IBG LLC from Holdings, became the sole managing member of IBG LLC and began to consolidate IBG LLC's financial results into its financial statements. Holdings owns all of IBG, Inc.'s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC, approximately 85.5% as of December 31, 2014. The consolidated financial statements reflect the results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC and its subsidiaries. Prior to the June 6, 2012 amendment to the Exchange Agreement (described below), Holdings' ownership interests in IBG LLC were accounted for and reported in these consolidated financial statements as "redeemable noncontrolling interests" (temporary equity). For periods after the Amendment, beginning with the quarter ended June 30, 2012, the noncontrolling interests in IBG LLC attributable to Holdings are reported as a component of total equity in the consolidated statements of financial condition, as described below.

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

        Since consummation of the IPO and Recapitalization, IBG, Inc.'s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As described previously in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of Holdings' and IBG, Inc.'s respective ownership of IBG LLC. At December 31, 2014 and December 31, 2013, 1,000,000,000 shares of Class A common stock were authorized, of which 58,612,245 and 54,788,049 shares have been issued; and 58,473,186 and 54,664,095 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of December 31, 2014 and December 31, 2013, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of December 31, 2014 and December 31, 2013, respectively.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Equity and Earnings Per Share (Continued)

        As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company's consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of December 31, 2014 and December 31, 2013, the unamortized balance of these deferred tax assets was $278.8 million and $294.7 million, respectively.

        IBG, Inc. also entered into an agreement (the "Tax Receivable Agreement") with Holdings to pay Holdings (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of tax basis increases. These payables, net of payments made to Holdings, are reported as payable to affiliate in the Company's consolidated statements of financial condition. The remaining 15% is accounted for as a permanent increase to additional paid-in capital in the Company's consolidated statements of financial condition.

        The cumulative amounts of deferred tax assets, payables to Holdings and additional paid-in capital arising from stock offerings from the date of the IPO through December 31, 2014 were $427.1 million, $363.0 million and $64.1 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.'s federal income tax return. The Company has paid Holdings a cumulative total of $86.2 million through December 31, 2014 pursuant to the terms of the Tax Receivable Agreement.

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

        At the time of IBG, Inc.'s IPO in 2007, three hundred sixty (360) million shares of authorized common stock were reserved for future sales and redemptions. From 2008 through 2010, Holdings redeemed 5,013,259 IBG LLC shares with a total value of $114.0 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption these IBG LLC shares were retired. In 2011 and 2013, respectively, IBG, Inc. issued 1,983,624 shares and 4,683,415 shares of common stock directly to Holdings in exchange for an equivalent number of shares of member interests in IBG LLC. On October 24, 2014, the Company issued 1,358,478 shares of Class A Common stock (with a fair value of $35.2 million) to Holdings in exchange for membership interests in IBG LLC equal in number to such number of shares of Class A common stock issued by IBG, Inc.

        As a consequence of these redemption transactions, and distribution of shares to employees (see Note 12), IBG, Inc.'s interest in IBG LLC has increased to approximately 14.5%, with Holdings owning the remaining 85.5% as of December 31, 2014. The redemptions also resulted in an increase in the Holdings interest held by Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 88.0% at December 31, 2014.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Equity and Earnings Per Share (Continued)

        The Exchange Agreement, as amended June 6, 2012, provides that the Company may facilitate the redemption by Holdings of interests held by its members through the issuance of shares of common stock through a public offering in exchange for the interests in IBG LLC being redeemed by Holdings. The Amendment eliminated from the Exchange Agreement an alternative funding method, which provided that upon approval by the board of directors and by agreement of IBG, Inc., IBG LLC and Holdings, redemptions could be made in cash.

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

Adjustments as of June 6, 2012
(in thousands)
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

	Year-Ended December 31,
	2014	2013	2012
	(in thousands, except for shares or per share amounts)
Basic earnings per share
Net income attributable to common stockholders	$44,533	$37,003	$40,668
Add net income attributable to non-fair value redemption rights	—	—	1,108

Net income available for common stockholers	$44,533	$37,003	$41,776

Weighted average shares of common stock outstanding
Class A	56,492,281	49,742,328	46,814,576
Class B	100	100	100

	56,492,381	49,742,428	46,814,676

Basic earnings per share	$0.79	$0.74	$0.89

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Equity and Earnings Per Share (Continued)

        Diluted earnings per share are calculated utilizing the Company's basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Year-Ended December 31,
	2014	2013	2012
	(in thousands, except for shares or per share amounts)
Diluted earnings per share
Net income available for common stockholders	$44,533	$37,003	$41,776

Weighted average shares of common stock outstanding
Class A
Issued and outstanding	56,492,281	49,742,328	46,814,576
Potentially dilutive common shares
Issuable pursuant to employee incentive plans	1,217,287	1,182,308	255,846
Class B	100	100	100

	57,709,668	50,924,736	47,070,522

Diluted earnings per share	$0.77	$0.73	$0.89

Member Distributions and Stockholder Dividends

        During the three years ended December 31, 2014, 2013 and 2012, IBG LLC made distributions totaling $323.6 million, $162.9 million and $595.8 million, respectively, to its members, of which IBG, Inc.'s proportionate share was $45.0 million, $20.5 million and $70.6 million, respectively. The Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $22.7 million, $20.2 million and $18.8 million during 2014, 2013 and 2012, respectively. In addition, in December 2012, a special dividend of $1.00 per share of common stock was also paid, totaling $47.5 million.

        On January 20, 2015, the Company declared a cash dividend of $0.10 per common share, payable on March 13, 2015 to stockholders of record as of February 27, 2015.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Comprehensive Income

        The following table presents comprehensive income and earnings per share on comprehensive income (calculated using the two-class method for periods prior to June 6, 2012).

	Year-Ended December 31,
	2014	2013	2012
Comprehensive income attributable to common stockholders	$29,487	$34,277	$51,935
Add net income attributable to non-fair value redemption rights	—	—	1,108

Comprehensive income available for common stockholders	$29,487	$34,277	$53,043

Earnings per share on comprehensive income
Basic	$0.52	$0.69	$1.13

Diluted	$0.51	$0.67	$1.13

Weighted average common shares outstanding
Basic	56,492,381	49,742,428	46,814,676

Diluted	57,709,668	50,924,736	47,070,522

6. Financial Assets and Financial Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following tables set forth, by level within the fair value hierarchy (see Note 2), financial assets and liabilities, primarily financial instruments owned, at fair value, financial instruments sold, but not yet purchased, at fair value, and other assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013. As required by ASC Topic 820, financial assets and

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Financial Assets and Financial Liabilities (Continued)

financial liabilities are classified in their entirety based on the lowest level of input that is significant to the respective fair value measurement.

	Financial Assets At Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Securities segregated for regulatory purposes	$6,680,951	$—	$—	$6,680,951

Financial instruments owned
Stocks	2,552,641	—	74	2,552,715
Options	1,208,899	—	—	1,208,899
Warrants and discount certificates	72,307	—	—	72,307
U.S. and foreign government securities	97,942	—	—	97,942
Currency forward contracts	—	2,286	—	2,286

Total financial instruments owned, at fair value	3,931,789	2,286	74	3,934,149

Other fair value investments, included in other assets
Stocks and options	39,305	—	98	39,403
Currency forward contracts	—	1,269	—	1,269
Corporate and municipal bonds	—	3,233	—	3,233

Total other fair value investments, included in other assets	39,305	4,502	98	43,905

Total financial assets at fair value	$10,652,045	$6,788	$172	$10,659,005

	Financial Liabilities At Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$1,355,634	$—	$930	$1,356,564
Options	1,193,125	—	—	1,193,125
Warrants and discount certificates	690	—	—	690
Currency forward contracts	—	10,408	—	10,408

Total financial instruments sold, but not yet purchased, at fair value	2,549,449	10,408	930	2,560,787

Other fair value liabilities, included in accounts payable, accrued expenses and other liabilities
Stocks and options	7,827	—	—	7,827

Total other fair value liabilities, included in accounts payable, accrued expenses and other liabilities	7,827	—	—	7,827

Total financial liabilities at fair value	$2,557,276	$10,408	$930	$2,568,614

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Financial Assets and Financial Liabilities (Continued)

	Financial Assets At Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Securities segregated for regulatory purposes	$1,300,016	$—	$—	$1,300,016

Financial instruments owned
Stocks	2,341,648	—	57	2,341,705
Options	1,880,481	—	—	1,880,481
Warrants and discount certificates	57,377	—	—	57,377
U.S. and foreign government securities	69,080	2,102	—	71,182
Corporate and municipal bonds	73,875	18,476	—	92,351
Currency forward contracts	—	5,748	—	5,748

Total financial instruments owned, at fair value	4,422,461	26,326	57	4,448,844

Other fair value investments, included in other assets
Stocks	25,604	419	101	26,124
Corporate and municipal bonds	1,776	47,896	—	49,672
Mortgage backed securities	—	26,892	—	26,892
Other asset backed securities	—	22,734	—	22,734
Other	—	5,328	—	5,328

Total other fair value assets	27,380	103,269	101	130,750

Total financial assets at fair value	$5,749,857	$129,595	$158	$5,879,610

	Financial Liabilities At Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$1,266,429	$—	$3	$1,266,432
Options	1,793,248	—	—	1,793,248
Warrants and discount certificates	1,215	—	—	1,215
U.S. and foreign government securities	—	4,412	—	4,412
Corporate bonds	77,936	9,628	—	87,564
Currency forward contracts	—	802	—	802

Total financial instruments sold, but not yet purchased, at fair value	$3,138,828	$14,842	$3	$3,153,673

Transfers between Level 1 and Level 2

        Transfers of financial assets and financial liabilities at fair value to or from Levels 1 and 2 arise where the market for a specific financial instrument has become active or inactive during the period. The fair values transferred are ascribed as if the financial assets or financial liabilities had been transferred as of the end of the period.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Financial Assets and Financial Liabilities (Continued)

        During the quarter ended December 31, 2014, the Company stopped trading fixed-income securities and liquidated all its fixed-income positions. As a result, there were no transfers between levels for financial instruments owned and sold, but not yet purchased, at fair value. The Company reclassified approximately $1.2 million of other fair value investments, included in other assets, from Level 1 to Level 2.

        During the year ended December 31, 2013, the Company reclassified approximately $1.8 million of financial instruments owned, at fair value from Level 1 to Level 2 and reclassified approximately $1.1 million from Level 2 to Level 1. Financial instruments sold, but not yet purchased, at fair value of approximately $0.6 million were reclassified from Level 1 to Level 2 and approximately $1.8 million were reclassified from Level 2 to Level 1.

Level 3 Financial Assets and Financial Liabilities

        The Company's Level 3 financial assets and financial liabilities are comprised of delisted securities reported within financial instruments owned, at fair value, financial instruments sold, but not yet purchased, at fair value and other assets in the consolidated statements of financial condition. The following tables report Level 3 activities for the years ended December 31, 2014 and December 2013:

	Financial Assets	Financial Liabilities
	(in thousands)
Balance, January 1, 2014	$158	$3
Total gains or losses (realized/unrealized)—included in earnings	77	—
Purchases, issuances and settlements	(63)	927
Transfers in and/or out of Level 3	—	—

Balance, December 31, 2014	$172	$930

	Financial Assets	Financial Liabilities
	(in thousands)
Balance, January 1, 2013	$—	$—
Total gains or losses (realized/unrealized)—included in earnings	(526)	—
Purchases, issuances and settlements	—	—
Transfers in and/or out of Level 3	684	3

Balance, December 31, 2013	$158	$3

Trading Gains from Market Making Transactions

        As described in Note 2, in 2014, nearly all of the currency translation gains and losses related to the Company's currency diversification strategy were reclassified from trading gains to other income. Prior period amounts have been reclassified to conform to the current presentation. Trading gains and

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Financial Assets and Financial Liabilities (Continued)

losses from market making transactions reported in the statements of comprehensive income, by major product type, are comprised of:

	2014	2013	2012
	(in thousands)
Equities	$247,227	$285,364	$422,026
Fixed income	20,615	24,485	37,567
Foreign exchange	(6,695)	21,269	6,496
Commodities	—	115	(116)

Total trading gains, net	$261,147	$331,233	$465,973

        These transactions are related to the Company's financial instruments owned and financial instruments sold, but not yet purchased, at fair value and include both derivative and non-derivative financial instruments, including exchange traded options and futures. These gains and losses also include market making related dividend and fixed income trading related interest income and expense.

        The gains (losses) in the above table are not representative of the integrated trading strategies applied by the Company, which utilizes financial instruments across various product types. Gains and losses in one product type frequently offset gains and losses in other product types.

Financial Assets and Liabilities Not Measured at Fair Value

        The following table represents the carrying value, fair value, and fair value hierarchy category of certain financial assets and liabilities that are not recorded at fair value in the Company's statement of

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Financial Assets and Financial Liabilities (Continued)

financial condition. The following table excludes certain financial instruments such as equity investments and all non-financial assets and liabilities.

	December 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets, not measured at fair value
Cash and cash equivalents	$1,269,317	$1,269,317	$1,269,317	$—	$—
Cash and securities segregated for regulatory purposes	8,722,560	8,722,560	4,849,257	3,873,303	—
Securities borrowed	3,659,766	3,659,766	—	3,659,766	—
Securities purchased under agreements to resell	386,221	386,221	—	386,221	—
Customer receivables	17,051,452	17,051,452	—	17,051,452
Receivables from broker, dealers, and clearing organizations	1,131,177	1,131,177	—	1,131,177	—
Interest receivable	36,785	36,785	—	36,785	—
Other assets	29,547	55,078	—	55,078	—

Total financial assets, not measured at fair value	$32,286,825	$32,312,356	$6,118,574	$26,193,782	$—

Financial liabilities, not measured at fair value
Securities loaned	$3,199,106	$3,199,106	$—	$3,199,106	$—
Short-term borrowings	33,791	33,791	—	33,791	—
Customer payables	31,795,853	31,795,853	—	31,795,853	—
Payables to brokers, dealers and clearing organizations	234,098	234,098	—	234,098	—
Interest payable	3,962	3,962	—	3,962	—

Total financial liabilities, not measured at fair value	$35,266,810	$35,266,810	$—	$35,266,810	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Financial Assets and Financial Liabilities (Continued)

	December 31, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets, not measured at fair value
Cash and cash equivalents	$1,213,241	$1,213,241	$1,213,241	$—	$—
Cash and securities segregated for regulatory purposes	12,691,695	12,691,695	$5,957,517	6,734,178	—
Securities borrowed	2,751,501	2,751,501	—	2,751,501	—
Securities purchased under agreements to resell	386,316	386,316	—	386,316	—
Customer receivables	13,596,650	13,596,650	—	13,596,650
Receivables from broker, dealers, and clearing organizations	858,189	858,189	—	858,189	—
Interest receivable	26,489	26,489	—	26,489	—
Other assets	26,942	49,610	—	49,610	—

Total financial assets, not measured at fair value	$31,551,023	$31,573,691	$7,170,758	$24,402,933	$—

Financial liabilities, not measured at fair value
Securities loaned	$2,563,653	$2,563,653	$—	$2,563,653	$—
Short-term borrowings	24,635	24,635	—	24,635	—
Customer payables	26,319,420	26,319,420	—	26,319,420	—
Payables to brokers, dealers and clearing organizations	330,956	330,956	—	330,956	—
Interest payable	2,969	2,969	—	2,969	—

Total financial liabilities, not measured at fair value	$29,241,633	$29,241,633	$—	$29,241,633	$—

Netting of Financial Assets and Financial Liabilities

        The Company does not net securities borrowed and securities loaned, and securities purchased under agreements to resell and securities sold under agreements to repurchase, which are presented on a gross basis in the consolidated statements of financial condition. In the tables below, the amounts of derivative financial instruments owned that are not offset in the consolidated statements of financial condition, but could be netted against financial liabilities with specific counterparties under master netting agreements, according to the terms of the agreements, including clearing houses (exchange traded options, warrants and discount certificates) or over the counter currency forward contract counterparties, are presented to provide financial statement readers with the Company's estimate of its net exposure to counterparties for these derivative financial instruments.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Financial Assets and Financial Liabilities (Continued)

        The following tables sets forth the netting of financial assets and of financial liabilities as of December 31, 2014 and December 31, 2013.

	December 31, 2014
					Amounts Not Offset in the Consolidated Statement of Financial Condition
			Amounts Offset in the Consolidated Statement of	Net Amounts Presented in the Consolidated Statement of
	Gross Amounts of Recognized		Financial Condition	Financial Condition	Cash or Financial Instruments	Net Exposure
	(in millions)
Offsetting of Financial Assets
Securities segregated for regulatory purposes—purchased under agreements to resell	$3,873.3	(1)	$—	$3,873.3	$(3,873.3)	$—
Securities borrowed	3,659.8		—	3,659.8	(3,564.4)	95.4
Securities purchased under agreements to resell	386.2		—	386.2	(386.2)	—
Financial Instruments owned, at fair value
Options	1,208.9		—	1,208.9	(1,146.6)	62.3
Warrants and discount certificates	72.3		—	72.3	(0.7)	71.6
Currency forward contracts	2.3		—	2.3	—	2.3

Total	$9,202.8		$—	$9,202.8	$(8,971.2)	$231.6

Offsetting of Financial Liabilities
Securities loaned	$3,199.1		$—	$3,199.1	$(3,183.5)	$15.6
Financial instruments sold, but not yet purchased, at fair value
Options	1,193.1		—	1,193.1	(1,146.6)	46.5
Warrants and discount certificates	0.7		—	0.7	(0.7)	—
Currency forward contracts	10.4		—	10.4	—	10.4

Total	$4,403.3		$—	$4,403.3	$(4,330.8)	$72.5

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Financial Assets and Financial Liabilities (Continued)

	December 31, 2013
					Amounts Not Offset in the Consolidated Statement of Financial Condition
			Amounts Offset in the Consolidated Statement of	Net Amounts Presented in the Consolidated Statement of
	Gross Amounts of Recognized		Financial Condition	Financial Condition	Cash or Financial Instruments	Net Exposure
	(in millions)
Offsetting of Financial Assets
Securities segregated for regulatory purposes—purchased under agreements to resell	$6,734.2	(1)	$—	$6,734.2	$(6,734.2)	$—
Securities borrowed	2,751.5		—	2,751.5	(2,694.6)	56.9
Securities purchased under agreements to resell	386.3		—	386.3	(386.3)	—
Financial Instruments owned, at fair value
Options	1,880.5		—	1,880.5	(1,652.8)	227.7
Warrants and discount certificates	57.4		—	57.4	(1.2)	56.2
Currency forward contracts	5.7		—	5.7	—	5.7

Total	$11,815.6		$—	$11,815.6	$(11,469.1)	$346.5

Offsetting of Financial Liabilities
Securities loaned	$2,563.7		$—	$2,563.7	$(2,544.6)	$19.1
Financial instruments sold, but not yet purchased, at fair value
Options	1,793.2		—	1,793.2	(1,652.8)	140.4
Warrants and discount certificates	1.2		—	1.2	(1.2)	—
Currency forward contracts	0.8		—	0.8	—	0.8

Total	$4,358.9		$—	$4,358.9	$(4,198.6)	$160.3

(1)
As of December 31, 2014 and December 31, 2013, the Company had $3.87 billion and $6.73 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in "Cash and securities—segregated for regulatory purposes" in the consolidated statements of financial condition.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Collateralized Transactions (Continued)

        The Company also engages in securities financing transactions with and for customers through margin lending. Customer receivables generated from margin lending activity are collateralized by customer-owned securities held by the Company. Customers' required margin levels and established credit limits are monitored continuously by risk management staff using automated systems. Pursuant to the Company's policy and as enforced by such systems, customers are required to deposit additional collateral or reduce positions, when necessary to avoid automatic liquidation of their positions.

        Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer's portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company's collateral policies significantly limits the Company's credit exposure to margin loans in the event of a customer's default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. At December 31, 2014 and December 31, 2013, approximately $17.05 billion and $13.60 billion, respectively, of customer margin loans were outstanding.

        The following table summarizes the amounts related to collateralized transactions at December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
	Permitted to Repledge	Sold or Repledged	Permitted to Repledge	Sold or Repledged
	(in millions)
Securities lending transactions	$10,907.2	$2,366.0	$9,331.9	$2,504.3
Agreements to resell(1)	4,259.8	4,259.8	7,116.1	7,099.6
Customer margin assets	14,933.0	5,739.8	11,753.3	4,602.9

	$30,100.0	$12,365.6	$28,201.3	$14,206.8

(1)
At December 31, 2014, $3.87 billion or 91% (at December 31, 2013, $6.73 billion, or 95%), of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

        In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. At December 31, 2014 and December 31, 2013, the majority of the Company's U.S. and foreign government securities owned were pledged to clearing organizations.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Collateralized Transactions (Continued)

        Financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, at December 31, 2014 and December 31, 2013 are presented in the following table:

	December 31, 2014	December 31, 2013
	(in millions)
Stocks	$1,859.5	$1,097.8
Warrants	0.3	0.2
U.S. and foreign government obligations	75.9	64.4
Corporate and municipal bonds	—	1.1

	$1,935.7	$1,163.5

8. Short-Term Borrowings

        Short-term borrowings consist primarily of collateralized borrowing facilities with clearing banks in multiple currencies that bear interest at variable overnight rates based on interbank funds rates prevailing in the respective currencies. In addition, the Company has available secured and unsecured overnight bank loan facilities. All short-term borrowings outstanding at December 31, 2014 and 2013 were either repaid on the next business day or rolled forward and, accordingly, their carrying values approximated fair values.

        As of December 31, 2014 and 2013, short-term borrowings consisted of:

	2014		2013
	Principal	Weighted Average Rates	Principal	Weighted Average Rates
	(in thousands)		(in thousands)
Overnight borrowing facilities	$33,791	0.50%	$24,635	0.33%

	$33,791		$24,635

        Interest expense on short term borrowings for each of the three years ended December 31, 2014, 2013 and 2012 was $0.9 million, $0.7 million and $0.6 million, respectively.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Other Income

        As described in Note 2, in 2014, nearly all of the currency translation gains and losses related to the Company's currency diversification strategy were reclassified from trading gains to other income. Prior period amounts have been reclassified to conform to the current presentation. The components of other income for the three years ended December 31, 2014, 2013 and 2012 were:

	2014	2013	2012
	(in thousands)
Payments for order flow	$25,433	$25,701	$21,167
Market data fees	23,933	34,853	27,175
Account activity fees	14,287	15,498	13,404
Exchange fee income	1,197	1,930	4,393
Market maker incentives	732	540	988
Losses on other investments, net	(5,286)	(1,651)	(3,373)
Losses from currency diversification strategy, net	(185,239)	(91,577)	(29,854)
Other, net	14,362	5,861	9,664

	$(110,581)	$(8,845)	$43,564

        Payments for order flow are earned from various options exchanges based upon options trading volume originated by the Operating Companies. Market data fees are charged to customers based upon market data services provided. This income is largely offset by the related cost to obtain the underlying market data from third party vendors. Various exchanges pay the Company market maker incentives for its market making efforts on those exchanges. Gains and losses on other investments are generated from investments in securities that are not held for the Group's market making operations or from securities that are subject to restrictions, and include the Company's interests in the earnings of equity method investees and dividends received on cost-basis investments.

12. Employee Incentive Plans

Return on Investment Dollar Units ("ROI Dollar Units")

        From 1998 through January 1, 2006, IBG LLC granted all non-member employees ROI Dollar Units, which are redeemable under the amended provisions of the plan, and in accordance with regulations issued by the Internal Revenue Service (Section 409A of the Internal Revenue Code). Upon redemption, the grantee is entitled to accumulated earnings on the face value of the certificate, but not the actual face value. For grants made in 1998 and 1999, grantees may redeem the ROI Dollar Units after vesting on the fifth anniversary of the date of their grant and prior to the tenth anniversary of the date of their grant. For grants made between January 1, 2000 and January 1, 2005, grantees must elect to redeem the ROI Dollar Units upon the fifth, seventh or tenth anniversary date. These ROI Dollar Units have vested at the fifth anniversary of the date of their grant and will continue to accumulate earnings until the elected redemption date. For grants made on or after January 1, 2006, all ROI Dollar Units vested on the fifth anniversary date of their grant and were or will be automatically redeemed. Subsequent to the IPO, no additional ROI Dollar Units have been or will be granted, and non-cash compensation to employees will consist primarily of grants of shares of restricted common stock as described below under "2007 Stock Incentive Plan."

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Employee Incentive Plans (Continued)

        As of December 31, 2014 and December 31, 2013, payables to employees for ROI Dollar Units were $3.1 million and $5.6 million, respectively, all of which were vested. These amounts are included in other liabilities and accrued expenses in the consolidated statements of financial condition. Compensation expense for the ROI Dollar Unit plan, included in the consolidated statements of comprehensive income was $0.3 million, $0.5 million and $0.8 million for the three years ended December 31, 2014, 2013 and 2012, respectively.

2007 ROI Unit Stock Plan

        In connection with the IPO, the Company adopted the IBG, Inc. 2007 ROI Unit Stock Plan ("ROI Unit Stock Plan"). Under this plan, certain employees of IBG LLC who held ROI Dollar Units, at the employee's option, elected to invest their ROI Dollar Unit accumulated earnings as of December 31, 2006 in shares of restricted common stock. An aggregate of 1,271,009 shares of restricted common stock (consisting of 1,250,000 shares issued under the ROI Unit Stock Plan and 21,009 shares under the 2007 Stock Incentive Plan, as described below), with a fair value at the date of grant of $38.1 million were issued to IBG LLC and held as treasury stock, to be distributed to employees in accordance with the following schedule and subject to the conditions below:

  •
  10% on the date of the IPO (or on the first anniversary of the IPO, in the case of U.S. ROI Unit holders who made the above-referenced elections after December 31, 2006); and

  •
  an additional 15% on each of the first six anniversaries of the date of the IPO, assuming continued employment with the Company and compliance with other applicable covenants.

        Of the fair value at the date of grant, $17.8 million represented the accumulated ROI Dollar Unit value elected to be invested by employees in restricted common stock and such amount was accrued for as of December 31, 2006. The remainder was being ratably accrued as compensation expense by the Company from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule.

        As of December 31, 2012, compensation costs for the ROI Unit Stock Plan had been fully accrued. Compensation expense for the ROI Unit Stock Plan, net of the effect of forfeitures, included in the consolidated statements of comprehensive income was $3.6 million for the year ended December 31, 2012. As of December 31, 2014, the Company has 9,614 shares of common stock remaining to be distributed to former employees under the ROI Unit Stock Plan.

2007 Stock Incentive Plan

        Under the Company's 2007 Stock Incentive Plan (the "Stock Incentive Plan"), up to 30 million shares (20 million shares at December 31, 2013) of the Company's common stock may be granted and issued to directors, officers, employees, contractors and consultants of the Company. The 10 million increase in shares allocated to the Stock Incentive Plan was approved by the Company's Compensation Committee and Board of Directors in February 2014. The Board of Directors' approval was ratified by a vote of the stockholders at the Company's 2014 Annual Meeting held on April 24, 2014. The purpose of the Stock Incentive Plan is to promote the Company's long-term financial success by attracting, retaining and rewarding eligible participants.

        As a result of the Company's organizational structure, a description of which can be found in "Business—Our Organizational Structure" in Part I Item 1 of this annual Report Form 10-K, there is

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Employee Incentive Plans (Continued)

no dilutive effect upon ownership of minority stockholders of issuing shares under the Stock Incentive Plan. The issuances do not dilute the book value of the ownership of minority stockholders since the restricted stock units are granted at market value, and upon their vesting and the related issuance of shares of common stock, the ownership of the IBG, Inc. in IBG LLC, increases proportionately to the shares issued. As a result of such proportionate increase in share ownership, the dilution upon issuance of common stock is borne by IBG LLC's majority member (i.e., noncontrolling interest), Holdings, and not by IBG, Inc. or its minority shareholders. Additionally, dilution of earnings that may take place after issuance of common stock is reflected in EPS reported in the Company's financial statements. The EPS dilution can be neither estimated nor projected, but historically it has not been material.

        The Stock Incentive Plan is administered by the Compensation Committee of the Company's Board of Directors. The Compensation Committee has discretionary authority to determine the eligibility to participate in the Stock Incentive Plan and establishes the terms and conditions of the stock awards, including the number of awards granted to each participant and all other terms and conditions applicable to such awards in individual grant agreements. Awards are expected to be made primarily through grants of restricted common stock. Stock Incentive Plan awards are subject to issuance over time and may be forfeited upon the participant's termination of employment or violation of certain applicable covenants prior to issuance, unless determined otherwise by the Compensation Committee.

        The Stock Incentive Plan provides that, upon a change in control, the Compensation Committee may, at its discretion, fully vest any granted but not yet earned awards under the Stock Incentive Plan, or provide that any such granted but not yet earned awards will be honored or assumed, or new rights substituted by the new employer on a substantially similar basis and on terms and conditions substantially comparable to those of the Stock Incentive Plan.

        The Company expects to continue to grant awards on or about December 31 of each year to eligible participants as part of an overall plan of equity compensation. Shares of common stock vest, and become distributable to participants in accordance with the following schedule:

  •
  10% on the first vesting date, which is on or about May 9 of each year; and

  •
  an additional 15% on each of the following six anniversaries of the first vesting, assuming continued employment with the Company and compliance with non-competition and other applicable covenants.

        Awards granted to external directors vest, and are distributed, over a five-year period (20% per year) commencing one year after the date of grant. A total of 22,996 shares have been granted to the external directors cumulatively since the plan inception.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Employee Incentive Plans (Continued)

        Stock Incentive Plan share grants (excluding 21,009 shares issued pursuant to the ROI Unit Stock Plan described above) and the related fair values since the plan inception are presented in the table below:

	Shares	Fair Value at Date of Grant ($ millions)
Prior periods (since inception)	13,654,494	$251.9
December 31, 2012	3,629,960	50.5
December 31, 2013	1,894,046	46.2
December 31, 2014	1,709,968	48.6

	20,888,468	$397.2

        Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, there are no vested awards that remain undistributed.

        Compensation expense related to the Stock Incentive Plan recognized in the consolidated statements of comprehensive income was $40.6 million, $40.3 million and $63.3 million for the three years ended December 31, 2014, 2013 and 2012, respectively. Estimated future compensation costs for unvested awards, net of forfeiture credits, at December 31, 2014 are $38.6 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Employee Incentive Plans (Continued)

        The following summarizes the Stock Incentive Plan and ROI Unit Stock Plan activities for the three year period from January 1, 2012 through December 31, 2014:

	Stock Incentive Plan ("SIP") Shares	Intrinsic Value of SIP Shares which Vested and were Distributed ($ millions)(2)	ROI Unit Stock Plan (Shares)
Balance, December 31, 2011	9,408,994		356,149

Granted	4,845,826		—
Forfeited	(115,750)		(500)
Distributed	(1,736,588)	$25.1	(186,360)

Balance, December 31, 2012	12,402,482		169,289

Granted	1,894,046		—
Forfeited	(334,111)		(6,423)
Distributed	(2,315,300)	$36.3	(162,866)

Balance, December 31, 2013	11,647,117		—

Granted	1,709,968		—
Forfeited(1)	(535,085)		15,518
Distributed	(2,445,200)	$55.7	(5,904)

Balance, December 31, 2014	10,376,800		9,614

(1)
ROI Unit Stock Plan number of forfeited shares related to prior years was adjusted by 15,518 shares during the period.

(2)
Intrinsic value of SIP shares distributed represents the compensation value reported to the participants.

        Awards granted under the stock plans are subject to forfeiture in the event a participant ceases employment with the Company. The stock plans provide that participants who discontinue employment with the Company without cause and continue to meet the terms of the plans' post-employment provisions will forfeit 50% of unvested previously granted awards unless the participant is over the age of 59, in which case the participant would be eligible to receive 100% of unvested awards previously granted. Distributions of remaining awards granted on or before January 1, 2009 to former participants will occur within 90 days of the anniversary of the termination of employment date over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year. Distributions of remaining awards granted on or after January 1, 2010 to former participants will occur over the remaining vesting schedule applicable to each grant. Through December 31, 2014, a total of 188,203 shares have been distributed under these post-employment provisions. These distributions are included in the table above.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. Income Taxes

        Income tax expense for the three years ended December 31, 2014, 2013 and 2012 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, the income attributable to these noncontrolling interests is reported in the consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company's subsidiaries are subject to corporate taxation.

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

        For the three years ended December 31, 2014, 2013 and 2012, the provision for income taxes consisted of:

	2014	2013	2012
	(in thousands)
Current
Federal	$720	$(1,096)	$1,379
State and local	81	10	167
Foreign	28,285	23,041	10,684

Total current	29,086	21,955	12,230

Deferred
Federal	21,323	17,691	16,765
State and local	14	(1)	27
Foreign	(3,169)	(5,960)	992

Total deferred	18,168	11,730	17,784

	$47,254	$33,685	$30,014

        A reconciliation of the statutory U.S. Federal income tax rate of 35% to the Company's effective tax rate for the three years ending December 31, 2014, 2013 and 2012 is set forth below:

	2014	2013	2012
U.S. Statutory Tax Rate	35.0%	35.0%	35.0%
Less: rate attributable to noncontrolling interests	–28.6%	–29.5%	–30.3%
State, local and foreign taxes, net of federal benefit	2.9%	2.0%	1.0%

	9.3%	7.5%	5.7%

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. Income Taxes (Continued)

        Significant components of the Company's deferred tax assets (liabilities), which are respectively reported in other assets and in other liabilities and accrued expenses in the consolidated statements of financial condition, as of December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
	(in thousands)
Deferred tax assets
Arising from the acquisition of interests in IBG LLC	$278,842	$294,666	$281,615
Deferred compensation	6,236	8,724	7,309
Other	7,533	3,028	1,135

Total deferred tax assets	292,611	305,968	290,059

Deferred tax liabilities
Foreign, primarily THE	2,964	7,942	14,022
Other comprehensive income	(484)	(199)	282
Other	432	335	—

Total deferred tax liabilities	2,912	8,078	14,304

Net deferred tax assets	$289,699	$297,890	$275,755

        As of and for the years ended December 31, 2014 and 2013, the Company had no unrecognized tax and no valuation allowances on deferred tax assets were required. The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2014, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2010, and to non-U.S. income tax examinations for tax years prior to 2006.

        At December 31, 2014, accumulated earnings held by non-U.S. subsidiaries totaled $1,004.5 million (at December 31, 2013 $1,072.9 million). Of this amount, approximately $393.7 million (at December 31, 2013 $422.3 million) is attributable to earnings of the Company's foreign subsidiaries that are considered "pass-through" entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for U.S. tax purposes and when they are remitted. With respect to certain of these subsidiaries' accumulated earnings (approximately $293.0 million and $318.7 million as of December 31, 2014 and December 31, 2013, respectively), repatriation would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution. The Company has not provided for its proportionate share of these additional foreign taxes as it does not intend to repatriate these earnings in the foreseeable future. For the same reason, the Company has not provided deferred U.S. tax on cumulative translation adjustments associated with these earnings.

        The remainder of the accumulated earnings are attributable to non-U.S. subsidiaries that are not considered "pass-through" entities for U.S. tax purposes. The Company's U.S. tax basis in the stock of most of these entities exceeds its book basis. Establishing a deferred tax asset pursuant to ASC Topic 740 is not permitted as this difference will not reverse in the foreseeable future. In the instances in which the Company's book basis were to exceed its U.S. tax basis, no deferred tax liability would be established as the Company would consider the earnings of those entities to be indefinitely reinvested.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Property and Equipment

        Property and equipment, which is included in other assets in the consolidated statements of financial condition, is comprised of leasehold improvements, computer equipment, software developed for the Company's internal use and office furniture and equipment. At December 31, 2014 and 2013, property and equipment consisted of:

	2014	2013
	(in thousands)
Leasehold improvements	$17,341	$21,177
Computer equipment	8,515	8,157
Internally developed software	44,172	39,127
Office furniture and equipment	3,270	3,727

	73,298	72,188
Less—accumulated depreciation and amortization	(41,475)	(39,951)

Property and equipment, net	$31,823	$32,237

        Depreciation and amortization of $19.7 million, $19.2 million and $19.3 million for the three years ended December 31, 2014, 2013 and 2012, respectively, is included in occupancy, depreciation and amortization expenses in the consolidated statements of comprehensive income.

15. Commitments, Contingencies and Guarantees

        In October 2013, a small number of the Company's brokerage customers had taken relatively large positions in four stocks listed on the Singapore Exchange. In early October 2013, within a very short timeframe, these securities lost over 90% of their value. The customer accounts were margined and fell into deficits totaling $64 million prior to the time the Company took possession of their securities positions. The Company has recognized a cumulative loss of approximately $83.4 million from October 2013 through December 31, 2014. The maximum aggregate loss, which would occur if the securities' prices all fell to zero and none of the debts were collected, would be approximately $84 million. The Company is currently pursuing the collection of the debts. The ultimate effect of this incident on the Company's results will depend upon market conditions and the outcome of the Company's debt collection efforts.

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

        The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, "Contingencies." As of December 31, 2014 and 2013, reserves provided for potential losses related to litigation matters were not material.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. Commitments, Contingencies and Guarantees (Continued)

Trading Technologies Matter

        On February 3, 2010, Trading Technologies International, Inc. ("Trading Technologies") filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against Interactive Brokers Group, Inc., IBG LLC, Holdings, and Interactive Brokers LLC. Thereafter, Trading Technologies dismissed Interactive Brokers Group, Inc. and Holdings from the case, leaving only IBG LLC and Interactive Brokers LLC as defendants (the "Defendants"). The operative complaint, as amended, alleges that the Defendants have infringed and continue to infringe twelve U.S. patents held by Trading Technologies. Trading Technologies is seeking, among other things, unspecified damages and injunctive relief ("the Litigation").

        The Defendants filed an answer to Trading Technologies' amended complaint, as well as related counterclaims. The defendants deny Trading Technologies' claims, assert that the asserted patents are not infringed and are invalid, and assert several other defenses as well.

        Trading Technologies also filed patent infringement lawsuits against approximately a dozen other companies in the same court, many of which are still pending. The Litigation was consolidated with the other lawsuits filed by Trading Technologies.

        On June 2, 2014, the Defendants filed a motion to stay the Litigation pursuant to Section 18(b) of the America Invents Act in light of petitions for Covered Business Method ("CBM") Review on five asserted patents filed with the United States Patent and Trademark Office ("USPTO") by other defendants in the consolidated cases. Some of the other defendants have similarly requested a stay in light of such petitions. On December 2, 2014, the USPTO issued decisions instituting CBM Review on four of the asserted patents for which CBM petitions were filed, declining to institute CBM Review on one of the asserted patents. The District Court has not yet ruled on the motions to stay.

        The case is in the early stages and discovery has yet to begin. While it is too early to predict the outcome of the matter, the Company believes it has meritorious defenses to the allegations made in the complaint and intends to defend itself vigorously against them. However, litigation is inherently uncertain and there can be no guarantee that the Company will prevail or that the litigation can be settled on favorable terms.

Leases

        Operating Companies have non-cancelable operating leases covering office space. All but one of the office space leases are subject to escalation clauses based on specified costs incurred by the respective landlords and contain renewal elections. Rent expense calculated on a straight-line basis for the Company was $12.9 million, $13.3 million and $13.3 million for the three years ended December 31, 2014, 2013 and 2012, respectively, and is reported in occupancy, depreciation and

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. Commitments, Contingencies and Guarantees (Continued)

amortization expenses in the consolidated statements of comprehensive income. As of December 31, 2014, the Company's minimum annual lease commitments totaled $41.8 million, as follows:

Year	(in thousands)
2015	$11,495
2016	11,367
2017	9,259
2018	9,115
Thereafter	632

$41,868

Guarantees

        Certain of the Operating Companies provide guarantees to securities clearing houses and exchanges which meet the accounting definition of a guarantee under FASB ASC Topic 460, "Guarantees." Under standard membership agreements, clearing house and exchange members are required to guarantee collectively the performance of other members. Under the agreements, if a member becomes unable to satisfy its obligations, other members would be required to meet shortfalls. In the opinion of management, the Operating Companies' liability under these arrangements is not quantifiable and could exceed the cash and securities they have posted as collateral. However, the potential for these Operating Companies to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried in the consolidated statements of financial condition for these arrangements.

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

16. Segment and Geographic Information

        The Company has two operating business segments: electronic brokerage and market making. These segments are supported by our corporate segment which provides centralized services and executes Company's currency diversification strategy.

        The Company conducts its electronic brokerage business through its Interactive Brokers subsidiaries, which provide electronic execution and clearing services to customers worldwide. The Company conducts its market making business principally through its Timber Hill subsidiaries on the

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. Segment and Geographic Information (Continued)

world's leading exchanges and market centers, primarily in exchange-traded equities, equity options and equity-index options and futures.

        Significant transactions and balances between the Operating Companies occur, primarily as a result of certain Operating Companies holding exchange or clearing organization memberships, which are utilized to provide execution and clearing services to affiliates. Charges for transactions between segments are designed to approximate full costs. Intra-segment and intra-region income and expenses and related balances have been eliminated in this segment and geographic information to reflect the external business conducted in each segment or geographical region. As described in Note 2, during the fourth quarter of 2014, the Company had taken several steps to improve the transparency of its currency diversification strategy. The Company reclassified gains and losses from its currency diversification strategy in the corporate segment instead of the market making segment. To provide meaningful comparisons, prior period amounts have been reclassified for changes in the presentation of currency translation effects. Corporate items include non-allocated corporate income and expenses that are not attributed to segments for performance measurement, net gains and losses on positions held as part of our overall currency diversification strategy, corporate assets and eliminations.

        Management believes that the following information by business segment provides a reasonable representation of each segment's contribution to total net revenues and income before income taxes for the three years ended December 31, 2014, 2013 and 2012, and to total assets as of December 31, 2014, 2013 and 2012.

	Year ended December 31,
	2014	2013	2012
	(in millions)
Net revenues
Electronic brokerage	$952.3	$818.5	$672.2
Market making	284.4	361.1	490.5
Corporate and eliminations	(193.4)	(103.4)	(32.2)

Total net revenues	$1,043.3	$1,076.2	$1,130.5

Income before income taxes
Electronic brokerage	$588.5	$395.8	$343.5
Market making	114.1	158.5	219.5
Corporate and eliminations	(196.5)	(103.0)	(36.0)

Total income before income taxes	$506.1	$451.3	$527.0

	December 31, 2014	December 31, 2013	December 31, 2012
	(in millions)
Segment Assets
Electronic brokerage	$38,280.1	$31,333.5	$25,741.5
Market making	12,172.4	12,139.5	12,730.8
Corporate and eliminations	(7,067.5)	(5,602.3)	(5,272.7)

Total assets	$43,385.0	$37,870.7	$33,199.6

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. Segment and Geographic Information (Continued)

        The Company operates its automated global business in the U.S. and international markets on more than 100 exchanges and market centers. A significant portion of the Company's net revenues are generated by subsidiaries operating outside the U.S. International operations are comprised of electronic brokerage and market making activities in 25 countries in Europe, Asia and the Americas (outside the U.S.). The following table presents total net revenues and income before income taxes by geographic area for the three years ended December 31, 2014, 2013 and 2012.

	Year ended December 31,
	2014	2013	2012
	(in millions)
Net revenues
United States	$964.6	$889.0	$862.7
International	279.6	295.6	301.5
Corporate and eliminations	(200.9)	(108.4)	(33.7)

Total net revenues	$1,043.3	$1,076.2	$1,130.5

Income before income taxes
United States	$619.7	$456.2	$468.9
International	90.3	98.2	95.4
Corporate and eliminations	(203.9)	(103.1)	(37.3)

Total income before income taxes	$506.1	$451.3	$527.0

17. Regulatory Requirements

        At December 31, 2014, aggregate excess regulatory capital for all of the Operating Companies was $3.27 billion.

        TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the Commodity and Futures Trading Commission's minimum financial requirements (Regulation 1.17), and THE is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement. Additionally, THSHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, THA is subject to the Australian Stock Exchange liquid capital requirement, THLI is subject to the Financial Market Authority Liechtenstein eligible capital requirements, THC and IBC are subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, IBUK is subject to the U.K. Financial Conduct Authority Capital Requirements Directive, IBI is subject to the National Stock Exchange of India net capital requirements and IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements. The following table summarizes capital, capital requirements and excess regulatory capital.

	Net Capital/ Eligible Equity	Requirement	Excess
	(in millions)
IB LLC	$2,333.9	$279.0	$2,054.9
TH LLC	374.2	63.6	310.6
THE	661.7	205.3	456.4
Other regulated Operating Companies	486.0	36.1	449.9

	$3,855.8	$584.0	$3,271.8

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

17. Regulatory Requirements (Continued)

        Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain entities within the Company are subject to other regulatory restrictions and requirements.

        At December 31, 2014, all of the regulated Operating Companies were in compliance with their respective regulatory capital requirements.

18. Related Party Transactions

        Receivable from affiliate, reported in other assets in the consolidated statement of financial condition represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

        Included in receivables from and payables to customers in the accompanying consolidated statements of financial condition as of December 31, 2014 and December 31, 2013 were accounts receivable from directors, officers and their affiliates of $151.9 million and $0.4 million and payables of $273.7 million and $815.5 million, respectively.

19. Subsequent Events

        As required by FASB ASC Topic 855, "Subsequent Events", the Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date the consolidated financial statements were issued.

        On January 15, 2015, due to a sudden move in the value of the Swiss Franc that followed an unprecedented action by the Swiss National Bank, several of the Company's customers who held currency futures and spot positions suffered losses in excess of their deposits with the Company. The Company took immediate action to hedge its exposure to the foreign currency receivables from these customers. The Company estimates unsecured receivables, net of hedging activity, to be approximately $129 million. The Company is actively pursuing collection of the debts. The ultimate effect of this incident on the Company's results will depend upon the outcome of the Company's debt collection efforts.

        No other recordable or disclosable events occurred.

*****

SUPPLEMENTARY DATA

Unaudited Quarterly results

        The Company's unaudited quarterly results for 2014 and 2013 reflect the condensed consolidated operating results of IBG, Inc. and its subsidiaries.

	2014 Quarterly Data
	First	Second	Third	Fourth
	(in millions)
Revenues	$369.2	$321.2	$195.2	$229.9
Interest expense	14.3	11.9	24.2	21.8

Net Revenues	354.9	309.3	171.0	208.1

Non-interest expenses
Execution and clearing	54.2	51.6	52.2	53.5
Employee compensation and benefits	53.5	53.6	49.4	48.3
Other	29.1	29.9	29.9	32.0

Total non-interest expenses	136.8	135.1	131.5	133.8

Income before income taxes	218.1	174.2	39.5	74.3
Income tax expense	16.9	13.5	7.8	9.1
Noncontrolling interests	182.1	145.6	28.5	58.1

Net Income	$19.1	$15.1	$3.2	$7.1

Basic earnings per share	$0.35	$0.27	$0.06	$0.12

Diluted earnings per share	$0.34	$0.26	$0.05	$0.12

Net Income	$19.1	$15.1	$3.2	$7.1
Other comprehensive income (loss)
Cumulative translation adjustment, before income taxes	0.5	1.6	(11.1)	(6.3)
Income taxes related to items of other comprehensive income	0.1	0.1	(0.3)	(0.2)

Other comprehensive income (loss), net of tax	0.4	1.5	(10.8)	(6.1)

Comprehensive income attributable to common stockholders	$19.5	$16.6	$(7.6)	$1.0

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$182.1	$145.6	$28.5	$58.1
Other comprehensive income (loss)—cumulative translation adjustment	3.1	9.6	(67.2)	(37.5)

Comprehensive income attributable to noncontrolling interests	$185.2	$155.2	$(38.7)	$20.6

	2013 Quarterly Data
	First	Second	Third	Fourth
	(in millions)
Revenues	$229.0	$297.5	$338.5	$262.9
Interest expense	12.9	13.6	12.2	13.0

Net Revenues	216.1	283.9	326.3	249.9

Non-interest expenses
Execution and clearing	59.5	64.8	56.0	62.2
Employee compensation and benefits	46.3	58.0	44.3	56.7
Other	28.1	27.2	29.6	92.2

Total non-interest expenses	133.9	150.0	129.9	211.1

Income before income taxes	82.2	133.9	196.4	38.8
Income tax expense	6.9	13.9	10.4	2.5
Noncontrolling interests	68.7	109.7	169.5	32.7

Net Income	$6.6	$10.3	$16.5	$3.6

Basic earnings per share	$0.14	$0.21	$0.33	$0.07

Diluted earnings per share	$0.14	$0.21	$0.32	$0.07

Net Income	$6.6	$10.3	$16.5	$3.6
Other comprehensive income (loss)
Cumulative translation adjustment, before income taxes	(3.8)	(3.9)	3.7	0.8
Income taxes related to items of other comprehensive income(1)	—	(0.4)	0.1	(0.2)

Other comprehensive income (loss), net of tax	(3.8)	(3.5)	3.6	1.0

Comprehensive income attributable to common stockholders	$2.8	$6.8	$20.1	$4.6

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$68.7	$109.7	$169.5	$32.7
Other comprehensive income (loss)—cumulative translation adjustment	(27.6)	(28.0)	26.0	4.9

Comprehensive income attributable to noncontrolling interests	$41.1	$81.7	$195.5	$37.6

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

        In 2012, the Company's management created the Accounting Policy Committee (the "APC") to provide a robust framework for the design and implementation of all relevant controls. The APC is comprised of nine (9) experienced subject matter experts from within the Company's accounting, tax and regulatory disciplines, and includes the CFO and Chief Accounting Officer. The APC is responsible for assessing the effects of complex transactions and related accounting guidance on the Company's financial statements and to report the results of its assessments to management and to the Audit Committee. The APC's mandate includes review and approval of the adoption and implementation of accounting guidance (new or newly applicable) by the Company.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management, including our CEO and our CFO, assessed the effectiveness of IBG, Inc.'s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on management's assessment and those criteria, management concluded that IBG, Inc. maintained effective internal control over financial reporting as of December 31, 2014.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2014, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes to Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting for the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interactive Brokers Group, Inc.
Greenwich, CT

        We have audited the internal control over financial reporting of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2014, of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
New York, New York
March 2, 2015

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

3.     Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Interactive Brokers Group, Inc. (filed as Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**
3.2	Amended bylaws of Interactive Brokers Group, Inc. (filed as Exhibit 3.1 to the Form 8-K filed by the Company on December 22, 2014).**
10.1	Amended and Restated Operating Agreement of IBG LLC (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**
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
10.5	Amended Interactive Brokers Group, Inc. 2007 Stock Incentive Plan.+
10.6	Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan. (filed as Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+
10.7	Interactive Brokers Group, Inc. Amendment to the Exchange Agreement (filed as Exhibit 10.1 to the Form 8-K filed by the Company on June 6, 2012).**+
11.1
Statement Re; Computation of Earnings per Common Share (the calculation of per share earnings is disclosed in Part II, Item 8, Note 4 to the Consolidated Financial Statements "Equity and Earnings per Share" and is omitted in accordance with Item 601 Section (b)(11) of Regulation S-K).
21.1	Subsidiaries of the registrant.

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Extension Schema*
101.CAL	XBRL Extension Calculation Linkbase*
101.DEF	XBRL Extension Definition Linkbase*
101.LAB	XBRL Extension Label Linkbase*
101.PRE	XBRL Extension Presentation Linkbase*

**
Previously filed; incorporated herein by reference.

+
These exhibits relate to management contracts or compensatory plans or arrangements.

*
Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2014, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Changes in Stockholders' Equity and (v) Notes to the Consolidated Financial Statements tagged in detail levels 1-4.

ITEMS. 15    (a)(1) and 15 (a)(2) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interactive Brokers Group, Inc.
Greenwich, CT

        We have audited the consolidated financial statements of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and the Company's internal control over financial reporting as of December 31, 2014, and have issued our reports thereon dated March 2, 2015; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the accompanying index at Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
New York, New York
March 2, 2015

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

As of December 31, (in thousands, except share and per share amounts)	2014	2013
Assets
Cash and cash equivalents	$1,154	$1,164
Investments in subsidiaries, equity basis	748,449	691,499
Other assets	294,136	302,919

Total assets	$1,043,739	$995,582

Liabilities and stockholders' equity
Liabilities:
Payable to affiliates	$277,395	$287,216
Accrued expenses and other liabilities	20	1,102

	277,415	288,318

Stockholders' equity:
Common stock, $0.01 par value per share:
Class A—Authorized—1,000,000,000, Issued—58,612,245 and 54,788,049 shares, Outstanding—58,473,186 and 54,664,095 shares at December 31, 2014 and 2013	586	548
Class B—Authorized, Issued and Outstanding—100 shares at December 31, 2014 and 2013	—	—
Additional paid-in capital	636,150	583,312
Retained earnings	120,670	98,868
Accumulated other comprehensive income, net of income taxes of $651 and $936 at December 31, 2014 and 2013	11,982	27,028
Treasury stock, at cost, 139,059 and 123,954 shares at December 31, 2014 and 2013	(3,064)	(2,492)

Total stockholders' equity	766,324	707,264

Total liabilities and stockholders' equity	$1,043,739	$995,582

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

Year ended December 31, (in thousands)	2014	2013	2012
Revenues—dividends, interest and other	$3	$4	$—

Expenses:
Other	—	51	—
Delaware franchise taxes	180	180	180

Total expenses	180	231	180

Loss before equity in income of subsidiary	(177)	(227)	(180)
Equity in income of subsidiary, net of tax	44,710	37,230	40,848

Net income	$44,533	$37,003	$40,668

Net income attributable to common stockholders	$44,533	$37,003	$40,668
Cumulative translation adjustment, net of tax	(15,046)	(2,726)	11,267

Comprehensive income attributable to common stockholders	$29,487	$34,277	$51,935

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

Year ended December 31, (in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$44,533	$37,003	$40,668
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income of subsidiary	(44,710)	(37,230)	(40,848)
Deferred income taxes	21,517	17,565	17,283
Changes in operating assets and liabilities	(43,589)	(16,557)	(21,337)

Net cash (used in) provided by operating activities	(22,249)	781	(4,234)

Cash flows from investing activities	44,970	20,496	70,608

Cash flows used in financing activities	(22,731)	(20,207)	(66,298)

Net (decrease) increase in cash and cash equivalents	(10)	1,070	76
Cash and cash equivalents at beginning of year	1,164	94	18

Cash and cash equivalents at end of year	$1,154	$1,164	$94

Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$—

Taxes paid	$5,954	$29	$—

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

2. Transactions with Affiliates

        As of December 31, 2014, there were no receivables from affiliates. Dividends received from IBG LLC for the three years ended December 31, 2014, 2013 and 2012 were $45.0 million, $20.5 million and $70.6 million, respectively.

        As of December 31, 2014 and 2013, respectively, payable to affiliates of $277.4 million and $287.2 million consisted primarily of amounts payable to Holdings under the Tax Receivable Agreement.

3. Stockholders' Equity

        Refer to Note 4 to the consolidated financial statements.

4. Employee Stock Plans

        Refer to Note 12 to the consolidated financial statements.

5. Commitments, Contingencies and Guarantees

        Refer to Note 15 to the consolidated financial statements.

6. Subsequent Events

        As required by FASB Topic 855, "Subsequent Events" the Company has evaluated subsequent events for adjustment to or disclosure in its condensed financial statements through the date the financial statements were issued. No recordable or disclosable events, not otherwise reported in these condensed financial statements or the notes thereto, occurred.

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

Date: March 2, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS PETERFFY Thomas Peterffy	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 2, 2015
/s/ PAUL J. BRODY Paul J. Brody	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer)	March 2, 2015
/s/ DENIS MENDONCA Denis Mendonca	Controller	March 2, 2015
/s/ LAWRENCE E. HARRIS Lawrence E. Harris	Director	March 2, 2015
/s/ HANS R. STOLL Hans R. Stoll	Director	March 2, 2015
/s/ RICHARD GATES Richard Gates	Director	March 2, 2015