Form 10-Q
period 2015-03-31
Interactive Brokers Group, Inc.
filed 2015-05-11
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015 OR

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

As of May 7, 2015, there were 58,478,751 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10‑Q FOR THE QUARTER ENDED MARCH 31, 2015

i

PART 1.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	March 31,	December 31,
(in millions, except share amounts)	2015	2014
Assets
Cash and cash equivalents	$990	$1,269
Cash and securities - segregated for regulatory purposes	16,723	15,404
Securities borrowed	2,925	3,660
Securities purchased under agreements to resell	167	386
Financial instruments owned, at fair value:
Financial instruments owned	2,043	1,998
Financial instruments owned and pledged as collateral	1,430	1,936
Total financial instruments owned, at fair value	3,473	3,934
Receivables:
Customers, less allowance for doubtful accounts of $128 and $7 as of March 31, 2015 and December 31, 2014	17,437	17,051
Brokers, dealers and clearing organizations	1,015	1,131
Interest	54	37
Total receivables	18,506	18,219
Other assets	510	513
Total assets	$43,294	$43,385
Liabilities and equity
Short-term borrowings	$29	$34
Securities loaned	3,105	3,199
Financial instruments sold, but not yet purchased, at fair value	2,238	2,561
Payables
Customers	32,225	31,796
Brokers, dealers and clearing organizations	291	234
Affiliate	277	277
Accounts payable, accrued expenses and other liabilities	88	95
Interest	3	4
Total payables	32,884	32,406
Total liabilities	38,256	38,200
Commitments, contingencies and guarantees (see Note 11)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 58,616,821 and 58,612,245 shares, Outstanding – 58,478,751 and 58,473,186 shares as of March 31, 2015 and December 31, 2014	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of March 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	637	635
Retained earnings	102	121
Accumulated other comprehensive income, net of income taxes of $0 and $1 as of March 31, 2015 and December 31, 2014	11	12
Treasury stock, at cost, 138,070 and 139,059 shares as of March 31, 2015 and December 31, 2014	(3)	(3)
Total stockholders’ equity	748	766
Noncontrolling interests	4,290	4,419
Total equity	5,038	5,185
Total liabilities and equity	$43,294	$43,385

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in millions, except for shares or per share amounts)	2015	2014
Revenues
Trading gains	$62	$105
Commissions and execution fees	149	137
Interest income	108	87
Other (loss) income	(132)	40
Total revenues	187	369
Interest expense	15	14
Total net revenues	172	355
Non-interest expenses
Execution and clearing	55	54
Employee compensation and benefits	57	54
Occupancy, depreciation and amortization	10	10
Communications	6	6
General and administrative	16	12
Customer bad debt	139	1
Total non-interest expenses	283	137
Income (loss) before income taxes	(111)	218
Income tax expense	(2)	17
Net income (loss)	(109)	201
Less net income (loss) attributable to noncontrolling interests	(96)	182
Net income (loss) available for common stockholders	$(13)	$19

Earnings per share
Basic	$(0.22)	$0.35
Diluted	$(0.22)	$0.34
Weighted average common shares outstanding
Basic	58,473,348	54,664,225
Diluted	58,473,348	56,041,282

Comprehensive income
Net income (loss) available for common stockholders	$(13)	$19
Other comprehensive income
Cumulative translation adjustment, before income taxes	(1)	—
Income taxes related to items of other comprehensive income	—	—
Other comprehensive income (loss), net of tax	(1)	—
Comprehensive income (loss) available for common stockholders	$(14)	$19

Comprehensive income attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests	$(96)	$182
Other comprehensive income (loss) - cumulative translation adjustment	(9)	3
Comprehensive income (loss) attributable to noncontrolling interests	$(105)	$185

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in millions)	2015	2014
Cash flows from operating activities
Net income (loss)	$(109)	$201
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Deferred income taxes	(3)	2
Depreciation and amortization	5	5
Employee stock plan compensation	13	10
Unrealized (gain) loss on other investments, net	(11)	—
Customer bad debt	139	1
Change in operating assets and liabilities
Cash and securities - segregated for regulatory purposes	(1,307)	(1,586)
Securities borrowed	735	(95)
Securities purchased under agreements to resell	219	104
Financial instruments owned, at fair value	461	1,021
Receivables from customers	(525)	(818)
Other receivables	99	(54)
Other assets	11	(1)
Securities loaned	(94)	368
Financial instruments sold, but not yet purchased, at fair value	(323)	17
Payables to customers	429	656
Other payables	41	(90)
Net cash used in operating activities	(220)	(259)

Cash flows from investing activities
Purchases of other investments	(14)	(60)
Proceeds from sales of other investments	15	152
Distributions received from and redemptions of equity investments	1	—
Purchase of property and equipment	(6)	(5)
Net cash provided by (used in) investing activities	(4)	87

Cash flows from financing activities
Dividends paid to stockholders	(6)	(5)
Distributions to noncontrolling interests	(35)	(57)
Short-term borrowings, net	(4)	9
Net cash used in financing activities	(45)	(53)

Effect of exchange rate changes on cash and cash equivalents	(10)	3
Net decrease in cash and cash equivalents	(279)	(222)
Cash and cash equivalents at beginning of period	1,269	1,213
Cash and cash equivalents at end of period	$990	$991

Supplemental disclosures of cash flow information
Cash paid for interest	$18	$14
Cash paid for taxes	$10	$27

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Three Months Ended March 31, 2015 and March 31, 2014

(Unaudited)

	Common Stock					Accumulated
			Additional			Other	Total	Non-
(in millions, except for share amounts)	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2015	58,612,245	$1	$635	$(3)	$121	$12	$766	$4,419	$5,185
Common stock distributed pursuant to stock plans	4,576			—			—		—
Compensation for stock grants vesting in the future			2				2	11	13
Dividends paid to stockholders					(6)		(6)		(6)
Distributions from IBG LLC to noncontrolling interests							—	(35)	(35)
Comprehensive income (loss)					(13)	(1)	(14)	(105)	(119)
Balance, March 31, 2015	58,616,821	$1	$637	$(3)	$102	$11	$748	$4,290	$5,038

	Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2014	54,788,049	$1	$583	$(3)	$99	$27	$707	$4,385	$5,092
Common stock distributed pursuant to stock plans	1,741			—			—		—
Compensation for stock grants vesting in the future			2				2	8	10
Dividends paid to stockholders					(5)		(5)		(5)
Distributions from IBG LLC to noncontrolling interests							—	(57)	(57)
Comprehensive income (loss)					19		19	185	204
Balance, March 31, 2014	54,789,790	$1	$585	$(3)	$113	$27	$723	$4,521	$5,244

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.   Organization and Nature of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 14.5% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker and market maker specializing in executing and clearing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 100 electronic exchanges and trading venues around the world and offering custody, prime brokerage, securities and margin lending services to customers. In the United States of America (“U.S.”), the Company’s business is conducted from its headquarters in Greenwich, Connecticut, from Chicago, Illinois and from Jersey City, New Jersey. Abroad, business is conducted through offices located in Canada, England, Switzerland, Liechtenstein, China (Hong Kong and Shanghai), Japan, India, and Australia. As of March 31, 2015, the Company had 962 employees worldwide.

IBG LLC is a Connecticut limited liability company that conducts its business through its operating subsidiaries (collectively, the “Operating Companies”):  Interactive Brokers LLC (“IB LLC”) and its subsidiary, Interactive Brokers Corp. (“IB Corp”); Interactive Brokers Canada Inc. (“IBC”); Interactive Brokers (U.K.) Limited and its subsidiary, Interactive Brokers (U.K.) Nominee Limited (collectively,  “IBUK”); Interactive Brokers Securities Japan, Inc. (“IBSJ”); Interactive Brokers Hong Kong Limited (“IBHK”); Interactive Brokers (India) Private Limited (“IBI”); Timber Hill LLC (“TH LLC”); Timber Hill Europe AG and its subsidiary, Timber Hill (Liechtenstein) AG (collectively, “THE”); Timber Hill Australia Pty Limited (“THA”); Timber Hill Canada Company (“THC”); Interactive Brokers Financial Products S.A. (“IBFP”); Interactive Brokers Hungary KFT (“IBH”); IB Exchange Corp. (“IBEC”); Interactive Brokers Software Services Estonia OU (“IBEST”) and Interactive Brokers Software Services Russia (“IBRUS”).

The Company operates in two business segments: electronic brokerage and market making, both supported by corporate. The Company conducts its electronic brokerage business through certain Interactive Brokers subsidiaries, which provide electronic execution and clearing services to customers worldwide. The Company conducts its market making business principally through its Timber Hill subsidiaries on the world’s leading exchanges and market centers, primarily in exchange‑traded equities, equity options and equity‑index options and futures.  Corporate enables the Company to operate cohesively and effectively by providing support via control functions to the business segments and also by executing the Company’s currency diversification strategy.

Certain of the Operating Companies are members of various securities and commodities exchanges in North America, Europe and the Asia/Pacific region and are subject to regulatory capital and other requirements (see Note 13). IB LLC, IBUK, IBC, IBI and IBSJ carry securities accounts for customers or perform custodial functions relating to customer securities.

2.   Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting with respect to Form 10‑Q.

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 2, 2015. The condensed consolidated financial information as of December 31, 2014 has been derived from the audited consolidated financial statements not included herein.

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

In connection with the Company’s currency diversification strategy, the Company’s net worth is held in a basket of 16 currencies (referred to by management as the “GLOBAL”). In the fourth quarter of 2014, the Company improved the transparency of its currency diversification strategy results by (1) reporting nearly all translation gains and losses from this strategy as other income (previously reported as a component of trading gains) in the condensed consolidated statements of comprehensive income, and (2) reporting these gains and losses in the corporate segment instead of the market making segment. These changes in presentation resulted in certain reclassifications to previously reported amounts.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Principles of Consolidation, including Noncontrolling Interests

These condensed consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries. As sole managing member of IBG LLC, IBG, Inc. exerts control over IBG LLC’s operations. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation”, the Company consolidates IBG LLC’s financial statements and records the interests in IBG LLC that it does not own as noncontrolling interests.

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

Financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value are generally classified as Level 1 of the fair value hierarchy. The Company’s Level 1 financial instruments, which are valued using quoted market prices as published by exchanges and clearing houses or otherwise broadly distributed in active markets, include active listed stocks, options, warrants and discount certificates and U.S. and foreign government securities. The Company does not adjust quoted prices for financial instruments classified as Level 1 of the fair value hierarchy, even in the event that the Company may hold a large position whereby a purchase or sale could reasonably impact quoted prices.

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

Other fair value investments and other fair value liabilities, included in other assets and accounts payable, accrued expenses and other liabilities, respectively, in the condensed consolidated statements of financial condition, are comprised of listed stocks, options, foreign currency contracts and corporate and municipal bonds that the Company does not carry in its market making business.  These investments are generally reported as Level 2 of the fair value hierarchy, except for unrestricted listed securities, which are classified as Level 1 of the fair value hierarchy, and delisted securities which are classified as Level 3 of the fair value hierarchy.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Earnings Per Share

Earnings per share (“EPS”) is computed in accordance with FASB ASC Topic 260, “Earnings per Share.”  Basic EPS is computed by dividing the net income available for common stockholders by the weighted average number of shares outstanding for that period. Diluted EPS is calculated by dividing the net income available for common stockholders by the diluted weighted average shares outstanding for that period. Diluted EPS includes the determinants of the basic EPS and, in addition, reflects the dilutive effect of shares of common stock estimated to be distributed in the future under the Company’s stock-based compensation plans, with no adjustments to net income available for common stockholders for dilutive potential common shares.

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

Cash and Securities - Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which have been promulgated to protect customer assets. Securities segregated for regulatory purposes consisted of U.S. Treasury securities of $9.24 billion and $6.68 billion as of March 31, 2015 and December 31, 2014, respectively, and securities purchased under agreements to resell in the amount of $2.03 billion and $3.87 billion as of March 31, 2015 and December 31, 2014, respectively, which amounts approximate fair value.

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

Securities lending fees received and paid by the Company are included in interest income and interest expense, respectively, in the condensed consolidated statements of comprehensive income.

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

Customer Receivables and Payables

Customer securities transactions are recorded on a settlement date basis and customer commodities transactions are recorded on a trade date basis. Receivables from and payables to customers include amounts due on cash and margin transactions, including futures contracts transacted on behalf of customers. Securities owned by customers, including those that collateralize margin loans or other similar transactions, are not reported in the condensed consolidated statements of financial condition. Amounts receivable from customers that are determined by management to be uncollectible are expensed and included in customer bad debt expense in the condensed consolidated statements of comprehensive income.

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

Investments

The Company makes certain strategic investments related to its business and accounts for these investments under the cost method of accounting or under the equity method of accounting as required under FASB ASC Topic 323, “Investments - Equity Method and Joint Ventures.”  Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of the Company’s initial investment and are adjusted each period for the Company’s share of the investee’s income or loss. The Company’s share of the income or losses from equity method investments is included in other income in the condensed consolidated statements of comprehensive income. The recorded amounts of the Company’s equity method investments, $37 million as of March 31, 2015 ($37 million as of December 31, 2014), which are included in other assets in the condensed consolidated statements of financial condition, increase or decrease accordingly. Contributions paid to and distributions received from equity method investees are recorded as additions or reductions, respectively, to the respective investment balance.

The Company also holds exchange memberships and investments in equity securities of certain exchanges as required to qualify as a clearing member, and strategic investments in corporate stock that do not qualify for equity method accounting. Such investments, $31 million as of March 31, 2015 ($31 million as of December 31, 2014), are recorded at cost or, if an other‑than‑temporary impairment in value has occurred, at a value that reflects management’s estimate of the impairment, and are also included in other assets in the condensed consolidated statements of financial condition. Dividends received from cost basis investments are included in other income in the condensed consolidated statements of comprehensive income when such dividends are received.

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

Comprehensive Income and Foreign Currency Translation

The Company’s operating results are reported in the condensed consolidated statements of comprehensive income pursuant to FASB ASC Topic 220, “Comprehensive Income.”

Comprehensive income consists of two components: net income and other comprehensive income (“OCI”). OCI is comprised of revenues, expenses, gains and losses that are reported in the comprehensive income section of the statements of comprehensive income, but are excluded from reported net income. The Company’s OCI is comprised of gains and losses resulting from translating foreign currency financial statements of non-U.S. subsidiaries, net of related income taxes, where applicable.  In general, the practice and intention of the Company is to reinvest the earnings of its non‑U.S. subsidiaries in those operations, therefore tax is usually not accrued.

The Company’s non‑U.S. domiciled subsidiaries have a functional currency that is other than the U.S. dollar. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at period‑end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the period. Adjustments that result from translating amounts from a subsidiary’s functional currency to the U.S. dollar (as described above) are reported net of tax, where applicable, in accumulated OCI in the condensed consolidated statements of financial condition.

Revenue Recognition

Trading Gains

Trading gains and losses are recorded on trade date and are reported on a net basis. Trading gains and losses are comprised of changes in the fair value of financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value (i.e., unrealized gains and losses) and realized gains and losses. Included in trading gains are net gains and losses on stocks, U.S. and foreign government securities, corporate and municipal bonds, options, futures, foreign exchange and other derivative instruments. Dividends are integral to the valuation of stocks and interest is integral to the valuation of fixed income instruments. Accordingly, both dividends and interest income and expense attributable to financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value are reported on a net basis in trading gains in the condensed consolidated statements of comprehensive income.

Commissions and Execution Fees

Commissions earned for executing and clearing transactions are accrued on a trade date basis and are reported as commissions and execution fees in the condensed consolidated statements of comprehensive income.

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

Foreign Currency Gains and Losses

Currency translation refers to the gains and losses resulting from foreign currency transactions.  Foreign currency translation gains and losses related to the Company’s currency diversification strategy are included in other income in the condensed consolidated statements of comprehensive income. Foreign currency translation gains and losses related to the market making core-business activities are included in trading gains in the condensed consolidated statements of comprehensive income. Electronic brokerage foreign currency translation gains and losses, arising from currency swap transactions, are included in interest income in the condensed consolidated statements of comprehensive income.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”). The Company’s income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits are based on enacted tax laws (see Note 10) and reflect management’s best assessment of estimated future taxes to be paid. The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Determining income tax expense requires significant judgments and estimates.

The Company recognizes interest related to income tax matters as interest income or interest expense and penalties related to income tax matters as income tax expense.

Deferred income tax assets and liabilities arise from temporary differences between the tax and financial statements recognition of the underlying assets and liabilities. In evaluating the ability to recover deferred tax assets within the jurisdictions from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax‑planning strategies, and results of recent operations. In projecting future taxable income, historical results are adjusted for changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax‑planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, three years of cumulative operating income (loss) are considered. Deferred income taxes have not been provided for U.S. tax liabilities or for additional foreign taxes on the unremitted earnings of foreign subsidiaries that have been indefinitely reinvested.

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

Recently Issued Accounting Pronouncements

Following is a summary of recently issued FASB Accounting Standards Updates (“ASUs”) that have affected or may affect the Company’s condensed consolidated financial statements:

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Affects	Status

ASU 2015-01	Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.

ASU 2015-02	Consolidation (Topic 810): Amendments to the Consolidation Analysis	Effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.

ASU 2015-05	Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement	Effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.

Adoption of those ASUs that became effective during 2014 and 2015, prior to the issuance of the Company’s condensed consolidated financial statements, did not have a material effect on these financial statements.

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

Currency Risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments. The Company manages this risk using spot (i.e., cash) currency transactions, currency futures contracts and currency forward contracts.  As a global market maker trading on exchanges around the world in multiple currencies, the Company is exposed to foreign currency risk. The Company actively manages its currency exposure using hedging strategies that are based on a defined basket of 16 currencies internally referred to as the “GLOBAL.”  These strategies minimize the fluctuation of the Company’s net worth as expressed in GLOBALs, thereby diversifying its risk in alignment with these global currencies, weighted by the Company’s view of their importance.  As the Company’s financial results are reported in

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

U.S. dollars, the change in the value of the GLOBAL as expressed in U.S. dollars affects the Company’s earnings.  The impact of this currency diversification strategy in the Company’s earnings is included in other income in the condensed consolidated statements of comprehensive income.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of March 31, 2015, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.   Equity and Earnings Per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock,

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

which has voting rights in proportion to its ownership interests in IBG LLC, approximately 85.5% as of March 31, 2015.  The condensed consolidated financial statements reflect the results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC and its subsidiaries. The noncontrolling interests in IBG LLC attributable to Holdings are reported as a component of total equity in the condensed consolidated statements of financial condition, as described below.

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

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As described previously in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of Holdings’ and IBG, Inc.’s respective ownership of IBG LLC. As of March 31, 2015 and December 31, 2014, 1,000,000,000 shares of Class A common stock were authorized, of which 58,616,821 and 58,612,245 shares have been issued; and 58,478,751 and 58,473,186 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of March 31, 2015 and December 31, 2014, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of March 31, 2015 and December 31, 2014, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock.  These deferred tax assets are included in other assets in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of March 31, 2015 and December 31, 2014, the unamortized balance of these deferred tax assets was $273 million and $279 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid‑in capital arising from stock offerings from the date of the IPO through March 31, 2015 were $427 million, $363 million and $64 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $86 million through March 31, 2015 pursuant to the terms of the Tax Receivable Agreement.

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

At the time of IBG, Inc.’s IPO in 2007, three hundred sixty (360) million shares of authorized common stock were reserved for future sales and redemptions. From 2008 through 2010, Holdings redeemed 5,013,259 IBG LLC shares with a total value of $114.0 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption these IBG LLC shares were retired. From 2011 through 2014, IBG, Inc. issued 8,025,517 shares of common stock directly to Holdings in exchange for an equivalent number of shares of member interests in IBG LLC.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

As a consequence of these redemption transactions, and distribution of shares to employees (see Note 9), IBG, Inc.’s interest in IBG LLC has increased to approximately 14.5%, with Holdings owning the remaining 85.5% as of March 31, 2015.  The redemptions also resulted in an increase in the Holdings interest held by Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 88.0% as of March 31, 2015.

Earnings per Share

Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended March 31,
	2015	2014

	(in millions, except for shares or per share amounts)
Basic earnings per share
Net income (loss) available for common stockholers	$(13)	$19
Weighted average shares of common stock outstanding
Class A	58,473,248	54,664,125
Class B	100	100
	58,473,348	54,664,225
Basic earnings per share	$(0.22)	$0.35

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended March 31,
	2015	2014

	(in millions, except for shares or per share amounts)
Diluted earnings per share
Net income (loss) available for common stockholders	$(13)	$19
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	58,473,248	54,664,125
Potentially dilutive common shares (1)
Issuable pursuant to employee incentive plans	—	1,182,308
Class B	100	100
	58,473,348	56,041,282
Diluted earnings per share	$(0.22)	$0.34

(1)

For the three months ended March, 31, 2015, weighted average shares issuable pursuant to employee incentive plans of 1,355,984 were not included in the computation of dilutive earnings per shares because they were anti-dilutive.

Member Distributions and Stockholder Dividends

During the three months ended March 31, 2015,  IBG LLC made distributions totaling $41 million to its members, of which IBG, Inc.’s proportionate share was $6 million. In March 2015, the Company paid cash dividends of $0.10 per share of common stock, totaling $6 million.

On April 21, 2015, the Company declared a cash dividend of $0.10 per common share, payable on June 12, 2015 to stockholders of record as of June 1, 2015.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5.   Comprehensive Income

The following table presents comprehensive income and earnings per share on comprehensive income.

	Three Months Ended March 31,
	2015	2014

	(in millions, except for shares or per share amounts)
Comprehensive income (loss) available for common stockholders	$(14)	$19

Earnings per share on comprehensive income
Basic	$(0.24)	$0.36
Diluted	$(0.24)	$0.35
Weighted average common shares outstanding
Basic	58,473,348	54,664,225
Diluted	58,473,348	56,041,282

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

6.   Financial Assets and Financial Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy (see Note 2), financial assets and liabilities, primarily financial instruments owned, at fair value, financial instruments sold, but not yet purchased, at fair value, and other assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014. As required by ASC Topic 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the respective fair value measurement.

	Financial Assets At Fair Value as of March 31, 2015

	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$9,240	$—	$—	$9,240
Financial instruments owned, at fair value
Stocks	1,902	—	—	1,902
Options	1,187	—	—	1,187
Warrants and discount certificates	82	—	—	82
U.S. and foreign government securities	300	—	—	300
Currency forward contracts	—	2	—	2
Total financial instruments owned, at fair value	3,471	2	—	3,473
Other fair value investments, included in other assets
Stocks and options	41	—	—	41
Corporate and municipal bonds	—	3	—	3
Total other fair value investments, included in other assets	41	3	—	44
Total financial assets at fair value	$12,752	$5	$—	$12,757

	Financial Liabilities At Fair Value as of March 31, 2015
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$1,034	$—	$—	$1,034
Options	1,199	—	—	1,199
Warrants and discount certificates	3	—	—	3
Currency forward contracts	—	2	—	2
Total financial instruments sold, but not yet purchased, at fair value	2,236	2	—	2,238
Other fair value liabilities, included in accounts payable, accrued expenses and other liabilities
Stocks and options	9	—	—	9
Currency forward contracts	—	2		2
Total other fair value liabilities, included in accounts payable, accrued expenses and other liabilities	9	2	—	11
Total financial liabilities at fair value	$2,245	$4	$—	$2,249

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Assets At Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Securities segregated for regulatory purposes	$6,681	$—	$—	$6,681
Financial instruments owned, at fair value
Stocks	2,553	—	—	2,553
Options	1,209	—	—	1,209
Warrants and discount certificates	72	—	—	72
U.S. and foreign government securities	98	—	—	98
Currency forward contracts	—	2	—	2
Total financial instruments owned, at fair value	3,932	2	—	3,934
Other fair value investments, included in other assets
Stocks and options	39	—	—	39
Currency forward contracts	—	1	—	1
Corporate and municipal bonds	—	4	—	4
Total other fair value investments, included in other assets	39	5	—	44
Total financial assets at fair value	$10,652	$7	$—	$10,659

	Financial Liabilities At Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$1,356	$—	$1	$1,357
Options	1,193	—	—	1,193
Warrants and discount certificates	1	—	—	1
Currency forward contracts	—	10	—	10
Total financial instruments sold, but not yet purchased, at fair value	2,550	10	1	2,561
Other fair value liabilities, included in accounts payable, accrued expenses and other liabilities
Stocks and options	8	—	—	8
Total other fair value liabilities, included in accounts payable, accrued expenses and other liabilities	8	—	—	8
Total financial liabilities at fair value	$2,558	$10	$1	$2,569

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

During the quarter ended December 31, 2014, the Company stopped trading fixed-income securities and liquidated all its fixed-income positions.  As a result, there were no transfers between levels for financial instruments owned and sold, but not yet purchased, at fair value during the quarter ended March 31, 2015.

During the quarter ended March 31, 2014, the Company reclassified approximately $2 million of financial instruments owned, at fair value from Level 1 to Level 2 and reclassified approximately $2 million from Level 2 to Level 1. Financial instruments sold, but not yet purchased, at fair value of approximately $1 million were reclassified from Level 1 to Level 2 and approximately $1 million were reclassified from Level 2 to Level 1.  The Company reclassified approximately $2 million of other fair value investments, included in other assets, from Level 1 to Level 2.

Trading Gains from Market Making Transactions

As described in Note 2, in 2014, nearly all of the currency translation gains and losses related to the Company’s currency diversification strategy were reclassified from trading gains to other income.  Prior period amounts have been reclassified to conform to the current presentation. Trading gains and losses from market making transactions reported in the condensed consolidated statements of comprehensive income, by major product type, are comprised of:

	Three Months Ended March 31,
	2015	2014

	(in millions)
Equities	$51	$95
Fixed income	—	6
Foreign exchange	11	4
Total trading gains, net	$62	$105

These transactions are related to the Company’s financial instruments owned and financial instruments sold, but not yet purchased, at fair value and include both derivative and non‑derivative financial instruments, including exchange traded options and futures. These gains and losses also include market making related dividend and fixed income trading related interest income and expense.

The gains in the above table are not representative of the integrated trading strategies applied by the Company, which utilizes financial instruments across various product types. Gains and losses in one product type frequently offset gains and losses in other product types.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Financial Assets and Liabilities Not Measured at Fair Value

The following table represents the carrying value, fair value, and fair value hierarchy category of certain financial assets and liabilities that are not recorded at fair value in the Company's condensed consolidated statements of financial condition. The following table excludes certain financial instruments such as equity investments and all non-financial assets and liabilities.

	March 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$990	$990	$990	$-	$-
Cash and securities segregated for regulatory purposes	7,483	7,483	5,453	2,030	-
Securities borrowed	2,925	2,925	-	2,925	-
Securities purchased under agreements to resell	167	167	-	167	-
Receivables from customer	17,437	17,437	-	17,437
Receivables from broker, dealers, and clearing organizations	1,015	1,015	-	1,015	-
Interest receivable	54	54	-	54	-
Other assets	29	52	-	52	-
Total financial assets, not measured at fair value	$30,100	$30,123	$6,443	$23,680	$—

Financial liabilities, not measured at fair value
Short-term borrowings	$29	$29	$-	$29	$-
Securities loaned	3,105	3,105	-	3,105	-
Payables to customer	32,225	32,225	-	32,225	-
Payables to brokers, dealers and clearing organizations	291	291	-	291	-
Interest payable	3	3	-	3	-
Total financial liabilities, not measured at fair value	$35,653	$35,653	$—	$35,653	$—

	December 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$1,269	$1,269	$1,269	$-	$-
Cash and securities segregated for regulatory purposes	8,723	8,723	4,849	3,874	-
Securities borrowed	3,660	3,660	-	3,660	-
Securities purchased under agreements to resell	386	386	-	386	-
Receivables from customer	17,051	17,051	-	17,051
Receivables from broker, dealers, and clearing organizations	1,131	1,131	-	1,131	-
Interest receivable	37	37	-	37	-
Other assets	30	55	-	55	-
Total financial assets, not measured at fair value	$32,287	$32,312	$6,118	$26,194	$—

Financial liabilities, not measured at fair value
Short-term borrowings	$34	$34	$-	$34	$-
Securities loaned	3,199	3,199	-	3,199	-
Payables to customer	31,796	31,796	-	31,796	-
Payables to brokers, dealers and clearing organizations	234	234	-	234	-
Interest payable	4	4	-	4	-
Total financial liabilities, not measured at fair value	$35,267	$35,267	$—	$35,267	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Netting of Financial Assets and Financial Liabilities

The Company does not net securities borrowed and securities loaned, and securities purchased under agreements to resell and securities sold under agreements to repurchase, which are presented on a gross basis in the condensed consolidated statements of financial condition. In the tables below, the amounts of financial instruments that are not offset in the condensed consolidated statements of financial condition, but could be netted against cash or financial instruments with specific counterparties under master netting agreements, according to the terms of the agreements, including clearing houses (exchange traded options, warrants and discount certificates) or over the counter currency forward contract counterparties, are presented to provide financial statement readers with the Company’s estimate of its net exposure with counterparties for these financial instruments.

The following tables sets forth the netting of financial assets and of financial liabilities as of March 31, 2015 and December 31, 2014.

	March 31, 2015
		Amounts Offset	Net Amounts	Amounts Not Offset in
		in the Condensed	Presented in	the Condensed
		Consolidated	the Condensed	Consolidated Statement
		Statement of	Consolidated	of Financial Condition
	Gross Amounts	Financial	Statement of	Cash or Financial
	of Recognized	Condition	Financial Condition	Instruments	Net Exposure

	(in millions)
Offsetting of Financial Assets
Securities segregated for regulatory purposes—purchased under agreements to resell	$2,030 [1]	$—	$2,030	$(2,030)	$—
Securities borrowed	2,925	—	2,925	(2,847)	78
Securities purchased under agreements to resell	167	—	167	(167)	—
Financial Instruments owned, at fair value
Options	1,187	—	1,187	(879)	308
Warrants and discount certificates	82	—	82	(3)	79
Currency forward contracts	2	—	2	—	2
Total	$6,393	$—	$6,393	$(5,926)	$467

	(in millions)
Offsetting of Financial Liabilities
Securities loaned	$3,105	$—	$3,105	$(3,098)	$7
Financial instruments sold, but not yet purchased, at fair value
Options	1,199	—	1,199	(879)	320
Warrants and discount certificates	3	—	3	(3)	—
Currency forward contracts	2	—	2	—	2
Total	$4,309	$—	$4,309	$(3,980)	$329

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2014
		Amounts Offset	Net Amounts	Amounts Not Offset in
		in the Condensed	Presented in	the Condensed
		Consolidated	the Condensed	Consolidated Statement
		Statement of	Consolidated	of Financial Condition
	Gross Amounts	Financial	Statement of	Cash or Financial
	of Recognized	Condition	Financial Condition	Instruments	Net Exposure

	(in millions)
Offsetting of Financial Assets
Securities segregated for regulatory purposes—purchased under agreements to resell	$3,874 [1]	$—	$3,874	$(3,874)	$—
Securities borrowed	3,660	—	3,660	(3,564)	96
Securities purchased under agreements to resell	386	—	386	(386)	—
Financial Instruments owned, at fair value
Options	1,209	—	1,209	(1,147)	62
Warrants and discount certificates	72	—	72	(1)	71
Currency forward contracts	2	—	2	—	2
Total	$9,203	$—	$9,203	$(8,972)	$231

	(in millions)
Offsetting of Financial Liabilities
Securities loaned	$3,199	$—	$3,199	$(3,183)	$16
Financial instruments sold, but not yet purchased, at fair value
Options	1,193	—	1,193	(1,147)	46
Warrants and discount certificates	1	—	1	(1)	—
Currency forward contracts	10	—	10	—	10
Total	$4,403	$—	$4,403	$(4,331)	$72

(1)

As of March 31, 2015 and December 31, 2014, the Company had $2.03 billion and $3.87 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Cash and securities—segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of  March 31, 2015 and December 31, 2014,  approximately $17.44 billion and $17.05 billion, respectively, of customer margin loans were outstanding.

The following table summarizes the amounts related to collateralized transactions as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)
Securities lending transactions	$10,044	$2,076	$10,907	$2,366
Agreements to resell (1)	2,197	2,197	4,260	4,260
Customer margin assets	15,953	5,460	14,933	5,740
	$28,194	$9,733	$30,100	$12,366

(1)

As of  March 31, 2015,  $2.03 billion or 92% (as of  December 31, 2014, $3.87) billion, or 91%, of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of March 31, 2015 and December 31, 2014, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

Financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, as of  March 31, 2015 and December 31, 2014 are presented in the following table:

	March 31,	December 31,
	2015	2014

	(in millions)
Stocks	$1,146	$1,860
U.S. and foreign government obligations	284	76
	$1,430	$1,936

8. Other Income

As described in Note 2, in the fourth quarter of 2014, nearly all of the currency translation gains and losses related to the Company’s currency diversification strategy were reclassified from trading gains to other income.  Prior period amounts have been reclassified to conform to the current presentation. The components of other income for the three months ended March 31, 2015 and 2014 were:

	Three Months Ended March 31,
	2015	2014

	(in millions)
Payments for order flow	$4	$8
Market data fees	7	7
Account activity fees	4	3
Gains on other investments, net	32	—
Gains (losses) from currency diversification strategy, net	(187)	22
Other, net	8	—
	$(132)	$40

Payments for order flow are earned from various options exchanges based upon options trading volume originated by the Operating Companies. Market data fees are charged to customers based upon market data services provided. This income is largely offset by the related cost to obtain the underlying market data from third party vendors. Various exchanges pay the Company market maker incentives for its market making efforts on those exchanges. Gains and losses on other investments are generated from investments in

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

securities that are not held for the Group’s market making operations or from securities that are subject to restrictions, and include the Company’s interests in the earnings of equity method investees and dividends received on cost‑basis investments.

9. Employee Incentive Plans

Return on Investment Dollar Units (“ROI Dollar Units”)

From 1998 through January 1, 2006, IBG LLC granted all non‑member employees ROI Dollar Units, which are redeemable under the amended provisions of the plan, and in accordance with regulations issued by the Internal Revenue Service (Section 409A of the Internal Revenue Code). Upon redemption, the grantee is entitled to accumulated earnings on the face value of the certificate, but not the actual face value. For grants made in 1998 and 1999, grantees may redeem the ROI Dollar Units after vesting on the fifth anniversary of the date of their grant and prior to the tenth anniversary of the date of their grant. For grants made between January 1, 2000 and January 1, 2005, grantees must elect to redeem the ROI Dollar Units upon the fifth, seventh or tenth anniversary date. These ROI Dollar Units have vested at the fifth anniversary of the date of their grant and will continue to accumulate earnings until the elected redemption date. For grants made on or after January 1, 2006, all ROI Dollar Units vested on the fifth anniversary date of their grant and were or will be automatically redeemed. Subsequent to the IPO, no additional ROI Dollar Units have been or will be granted, and non‑cash compensation to employees will consist primarily of grants of shares of restricted common stock as described below under “2007 Stock Incentive Plan.”

As of March 31, 2015 and December 31, 2014, payables to employees for ROI Dollar Units were $3 million and $3 million, respectively, all of which were vested. These amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.

2007 ROI Unit Stock Plan

In connection with the IPO, the Company adopted the IBG, Inc. 2007 ROI Unit Stock Plan (“ROI Unit Stock Plan”). Under this plan, certain employees of IBG LLC who held ROI Dollar Units, at the employee’s option, elected to invest their ROI Dollar Unit accumulated earnings as of December 31, 2006 in shares of restricted common stock. An aggregate of 1,271,009 shares of restricted common stock (consisting of 1,250,000 shares issued under the ROI Unit Stock Plan and 21,009 shares under the 2007 Stock Incentive Plan, as described below), with a fair value at the date of grant of $38 million were issued to IBG LLC and held as treasury stock, to be distributed to employees in accordance with the following schedule and subject to the conditions below:

•10% on the date of the IPO (or on the first anniversary of the IPO, in the case of U.S. ROI Unit holders who made the above-referenced elections after December 31, 2006); and

•an additional 15% on each of the first six anniversaries of the date of the IPO, assuming continued employment with the Company and compliance with other applicable covenants.

Of the fair value at the date of grant, $18 million represented the accumulated ROI Dollar Unit value elected to be invested by employees in restricted common stock and such amount was accrued for as of December 31, 2006. The remainder was being ratably accrued as compensation expense by the Company from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule.

As of December 31, 2012, compensation costs for the ROI Unit Stock Plan had been fully accrued.  As of March 31, 2015, the Company has 8,625 shares of common stock remaining to be distributed to former employees under the ROI Unit Stock Plan.

2007 Stock Incentive Plan

Under the Company’s 2007 Stock Incentive Plan (the “Stock Incentive Plan”), up to 30 million shares of the Company’s common stock may be granted and issued to directors, officers, employees, contractors and consultants of the Company.  The purpose of the Stock Incentive Plan is to promote the Company’s long‑term financial success by attracting, retaining and rewarding eligible participants.

As a result of the Company’s organizational structure, a description of which can be found on page 4 of the Company’s 2014 Annual Report on Form 10-K, filed with the SEC, in Part I Item 1, there is no dilutive effect upon ownership of minority stockholders of issuing shares under the Stock Incentive Plan.  The issuances do not dilute the book value of the ownership of minority stockholders since the restricted stock units are granted at market value, and upon their vesting and the related issuance of shares of common stock, the ownership of the IBG, Inc. in IBG LLC, increases proportionately to the shares issued. As a result of such proportionate increase in share ownership, the dilution upon issuance of common stock is borne by IBG LLC’s majority member (i.e., noncontrolling interest), Holdings, and not by IBG, Inc. or its minority shareholders.  Additionally, dilution of earnings that may take place after issuance of common stock is reflected in EPS reported in the Company’s financial statements.  The EPS dilution can be neither

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

estimated nor projected, but historically it has not been material.

The Stock Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors. The Compensation Committee has discretionary authority to determine the eligibility to participate in the Stock Incentive Plan and establishes the terms and conditions of the stock awards, including the number of awards granted to each participant and all other terms and conditions applicable to such awards in individual grant agreements. Awards are expected to be made primarily through grants of restricted common stock. Stock Incentive Plan awards are subject to issuance over time and may be forfeited upon the participant’s termination of employment or violation of certain applicable covenants prior to issuance, unless determined otherwise by the Compensation Committee.

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

•10% on the first vesting date, which is on or about May 9 of each year; and

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

Stock Incentive Plan share grants (excluding 21,009 shares issued pursuant to the ROI Unit Stock Plan described above) and the related fair values since the plan inception are presented in the table below:

		Fair Value at
		Date of Grant
	Shares	($ millions)
Prior periods (since inception)	13,654,494	$252
December 31, 2012	3,629,960	50
December 31, 2013	1,894,046	46
December 31, 2014	1,709,968	49
	20,888,468	$397

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2).  In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, there are no vested awards that remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $13 million and $10 million for the three months ended March 31, 2015 and 2014, respectively. Estimated future compensation costs for unvested awards, net of forfeiture credits, as of March 31, 2015 are $33 million.

The following summarizes the Stock Incentive Plan and ROI Unit Stock Plan activities for the three months ended March 31, 2015:

	Stock
	Incentive Plan	ROI Unit
	("SIP")	Stock Plan
	Shares	Shares
Balance, December 31, 2014	10,376,800	9,614
Granted	—	—
Forfeited	(57,031)	—
Distributed	(4,576)	(989)
Balance, March 31, 2015	10,315,193	8,625

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Awards granted under the stock plans are subject to forfeiture in the event a participant ceases employment with the Company. The stock plans provide that participants who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post‑employment provisions will forfeit 50% of unvested previously granted awards unless the participant is over the age of 59, in which case the participant would be eligible to receive 100% of unvested awards previously granted. Distributions of remaining awards granted on or before January 1, 2009 to former participants will occur within 90 days of the anniversary of the termination of employment date over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year. Distributions of remaining awards granted on or after January 1, 2010 to former participants will occur over the remaining vesting schedule applicable to each grant. Through March 31, 2015, a total of 193,768 shares have been distributed under these post‑employment provisions. These distributions are included in the table above.

10. Income Taxes

Income tax expense for the three months ended March 31, 2015 and 2014 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC.  These noncontrolling interests are subject to U.S. taxation as partnerships.  Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners.  Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

As of and for the three months ended March 31, 2015 and 2014,  the Company had no unrecognized tax and no valuation allowances on deferred tax assets were required. The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of March 31, 2015, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2010, and to non-U.S. income tax examinations for tax years prior to 2006.

As of March 31, 2015, accumulated earnings held by non‑U.S. subsidiaries totaled $957 million (as of December 31, 2014 $1,004 million). Of this amount, approximately $391 million (as of December 31, 2014 $394 million) is attributable to earnings of the Company’s foreign subsidiaries that are considered “pass‑through” entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for U.S. tax purposes and when they are remitted. With respect to certain of these subsidiaries’ accumulated earnings (approximately $288 million and $293 million as of March 31, 2015 and December 31, 2014, respectively), repatriation would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution. The Company has not provided for its proportionate share of these additional foreign taxes as it does not intend to repatriate these earnings in the foreseeable future. For the same reason, the Company has not provided deferred U.S. tax on cumulative translation adjustments associated with these earnings.

The remainder of the accumulated earnings are attributable to non‑U.S. subsidiaries that are not considered “pass‑through” entities for U.S. tax purposes.  The Company’s U.S. tax basis in the stock of most of these entities exceeds its book basis. Establishing a deferred tax asset pursuant to ASC Topic 740 is not permitted as this difference will not reverse in the foreseeable future. In the instances in which the Company’s book basis were to exceed its U.S. tax basis, no deferred tax liability would be established as the Company would consider the earnings of those entities to be indefinitely reinvested.

11. Commitments, Contingencies and Guarantees

Claims Against Customers

On January 15, 2015, due to the sudden move in the value of the Swiss franc that followed an unprecedented action by the Swiss National Bank, several of the Company's customers who held currency futures and spot positions suffered losses in excess of their deposits with the Company.  The Company took immediate action to hedge its exposure to the foreign currency receivables from these customers. The Company estimates unsecured receivables, net of hedging activity, to be approximately $121 million. The Company is actively pursuing collection of the debts. The ultimate effect of this incident on the Company's results will depend upon the outcome of the Company's debt collection efforts.

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of March 31, 2015 and 2014, reserves provided for potential losses related to litigation matters were not material.

Trading Technologies Matter

On February 3, 2010, Trading Technologies International, Inc. (“Trading Technologies”) filed a complaint in the U.S. District Court for the Northern District of Illinois, Eastern Division, against IBG, Inc., IBG LLC, Holdings, and IB LLC. Thereafter, Trading Technologies dismissed IBG, Inc. and Holdings from the case, leaving only IBG LLC and IB LLC as defendants (the “Defendants”). The operative complaint, as amended, alleges that the Defendants have infringed and continue to infringe twelve U.S. patents held by Trading Technologies. Trading Technologies is seeking, among other things, unspecified damages and injunctive relief (“the Litigation”).

The Defendants filed an answer to Trading Technologies’ amended complaint, as well as related counterclaims. The defendants deny Trading Technologies’ claims, assert that the asserted patents are not infringed and are invalid, and assert several other defenses as well.

Trading Technologies also filed patent infringement lawsuits against approximately a dozen other companies in the same court, many of which are still pending.  The Litigation was consolidated with the other lawsuits filed by Trading Technologies.

On June 2, 2014, the Defendants filed a motion to stay the Litigation pursuant to Section 18(b) of the America Invents Act in light of petitions for Covered Business Method (“CBM”) Review on five asserted patents filed with the U.S. Patent and Trademark Office (“USPTO”) by other defendants in the consolidated cases. Some of the other defendants have similarly requested a stay in light of such petitions.  On December 2, 2014, the USPTO issued decisions instituting CBM Review on four of the asserted patents for which CBM petitions were filed, declining to institute CBM Review on one of the asserted patents. The District Court has not yet ruled on the motions to stay.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Other Commitments

Certain clearing houses, clearing banks and firms used by certain Operating Companies are given a security interest in certain assets of those Operating Companies held by those clearing organizations. These assets may be applied to satisfy the obligations of those Operating Companies to the respective clearing organizations.

12. Segment and Geographic Information

The Company has two operating business segments: electronic brokerage and market making.  These segments are supported by the corporate segment which provides centralized services and executes the Company’s currency diversification strategy.

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

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three months ended March 31, 2015 and 2014, and to total assets as of March 31, 2015 and December 31, 2014.

	Three Months Ended March 31,
	2015	2014

	(in millions)
Net revenues
Electronic brokerage	$290	$224
Market making	67	111
Corporate and eliminations	(185)	20
Total net revenues	$172	$355
Income before income taxes
Electronic brokerage	$51	$135
Market making	27	66
Corporate and eliminations	(189)	17
Total income before income taxes	$(111)	$218

	March 31,	December 31,
	2015	2014

	(in millions)
Segment Assets
Electronic brokerage	$39,198	$38,280
Market making	10,102	12,173
Corporate and eliminations	(6,006)	(7,068)
Total assets	$43,294	$43,385

The Company operates its automated global business in the U.S. and international markets on more than 100 exchanges and market centers. A significant portion of the Company’s net revenues are generated by subsidiaries operating outside the U.S.  International operations are comprised of electronic brokerage and market making activities in 24 countries in Europe, Asia and the Americas

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(outside the U.S.).  In the first quarter of this year, the Company change the presentation of its geographic segments, moving the companies and eliminations that were in the corporate segment to their respective geographic region.  To provide meaningful comparison, prior period amounts have been reclassified for this change in presentation.  The following table presents total net revenues and income before income taxes by geographic area for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014

	(in millions)
Net revenues
United States	$72	$277
International	100	78
Total net revenues	$172	$355
Income before income taxes
United States	$(164)	$188
International	53	30
Total income before income taxes	$(111)	$218

13. Regulatory Requirements

As of March 31, 2015, aggregate excess regulatory capital for all of the Operating Companies was $3.39 billion.

TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3‑1) under the Exchange Act and the Commodities and Futures Trading Commission’s minimum financial requirements (Regulation 1.17), and THE is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement. Additionally, IBHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, THA is subject to the Australian Stock Exchange liquid capital requirement, THLI is subject to the Financial Market Authority Liechtenstein eligible capital requirements, THC and IBC are subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, IBUK is subject to the U.K. Financial Conduct Authority  Capital Requirements Directive, IBI is subject to the National Stock Exchange of India net capital requirements and IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements. The following table summarizes capital, capital requirements and excess regulatory capital.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$2,457	$264	$2,193
TH LLC	352	58	294
THE	616	178	438
Other regulated Operating Companies	514	46	468
	$3,939	$546	$3,393

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain entities within the Company are subject to other regulatory restrictions and requirements.

As of March 31, 2015,  all of the regulated Operating Companies were in compliance with their respective regulatory capital requirements.

14. Related Party Transactions

Receivable from affiliate, reported in other assets in the condensed consolidated statement of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the condensed consolidated statements of financial condition as of March 31, 2015 and December 31, 2014 were accounts receivable from directors, officers and their affiliates of $85 million and $152 million and payables of $877 million and $274 million, respectively.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

15. Subsequent Events

As required by FASB ASC Topic 855, “Subsequent Events”, the Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date the condensed consolidated financial statements were issued.

Except as disclosed in Note 4, no recordable or disclosable events occurred.

*****

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes in Item 1, included elsewhere in this report. In addition to historical information, the following discussion also contains forward‑looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward‑looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10‑K filed with the Securities Exchange Commission (“SEC”) on March 2, 2015 and elsewhere in this report.

Introduction

IBG, Inc. is a holding company whose primary asset is its ownership of approximately 14.5% of the membership interests in IBG LLC.  The remaining approximately 85.5% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder, Chairman and Chief Executive Officer, Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members.  The below table shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of March 31, 2015.

	Public	Holdings	Total
Ownership %	14.5%	85.5%	100.0%
Membership interests	58,478,751	346,062,282	404,541,033

We are an automated global electronic broker and market maker.  We custody and service accounts for hedge and mutual funds, RIAs, proprietary trading groups, introducing brokers and individual investors.  We specialize in routing orders and executing and processing trades in securities, futures and foreign exchange instruments on more than 100 electronic exchanges and trading venues around the world. Since our inception in 1977, we have focused on developing proprietary software to automate broker‑dealer functions. The advent of electronic exchanges in the last 25 years has provided us with the opportunity to integrate our software with an increasing number of exchanges and trading venues into one automatically functioning, computerized platform that requires minimal human intervention.

Business Segments

The Company reports its results in two operating business segments, electronic brokerage and market making. These segments are analyzed separately as these are the two principal business activities from which we derive our revenues and to which we allocate resources.

•Electronic Brokerage.  We conduct our electronic brokerage business through our Interactive Brokers subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on the technology originally developed for our market making business, our systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account. We offer our customers access to all classes of tradable, primarily exchange‑listed products, including stocks, bonds, options, futures, forex and mutual funds traded on more than 100 exchanges and market centers and in 24 countries around the world seamlessly.  The emerging complexity of multiple trading venues provided us with the opportunity of building and continuously adapting our order routing software to secure excellent execution prices.  This has become our major focus.

Our customer base is diverse, with respect to geography and segments.  Currently, more than half of our customers are located outside the U.S., residing in over 190 countries.  More than 50% of our customers’ equity is from institutional accounts, including hedge funds, financial advisors, proprietary trading desks and introducing brokers.  We have developed specialized products and services that have been successful in attracting these accounts.  For example, we offer prime brokerage services, including capital introduction and securities lending to hedge funds; and our model portfolio technology, automated share allocation and rebalancing tools are particularly attractive to financial advisors.  We provide a host of analytical tools such as the Probability Lab, which allows our customers to analyze option strategies under various market assumptions.  The IB Investors’ Marketplace allows wealth advisors to search for money managers and assign them to client accounts based on their investment strategy.  In addition, IB EmployeeTrackSM is widely used by compliance officers of financial institutions to streamline the process of tracking their employees’ brokerage activities.

•Market Making.  We conduct our market making business through our Timber Hill subsidiaries. As one of the largest market makers on many of the world’s leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over one million tradable, exchange‑listed products. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time. Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, thus minimizing the risk of our portfolio at all times. This real‑time rebalancing of our portfolio, together with our real‑time proprietary risk management system, enables us to curtail risk and to be profitable in both up‑market and down‑market scenarios.  In the past several years our market making business has suffered from competitive pressures and along with the rapid increase of our electronic brokerage business, its significance has diminished.

The operating business segments are supported by our corporate segment which provides centralized services and executes our currency diversification strategy.

When we use the terms “we,” “us,” and “our,” we mean IBG, Inc. and its subsidiaries for the periods presented.

Executive Overview

First Quarter Results: Diluted earnings per share were $(0.22) for the quarter ended March 31, 2015 (“current quarter”), compared to diluted earnings per share of $0.34 for the quarter ended March 31, 2014 (“prior year quarter”). The calculation of diluted earnings per share is detailed in Note 4 to the condensed consolidated financial statements elsewhere in this report.

On a comprehensive basis, which includes other comprehensive income (“OCI”), diluted earnings per share were $(0.24) for the current quarter, compared to diluted earnings per share of $0.35 for the prior year quarter.

The results for the current quarter were negatively impacted by a $121 million net loss due to the sudden move in the value of the Swiss franc, causing several of our customers who held currency futures and spot positions to suffer losses in excess of their deposits with us; and a $197 million loss on our currency diversification strategy due to the strengthening of the U.S. dollar against other major currencies.

In connection with our currency diversification strategy, we have determined to base our net worth in GLOBALs, a basket of 16 major currencies in which we hold our equity. As a result, approximately 58% of our equity is denominated in currencies other than U.S. dollar. In the current quarter, our currency diversification strategy decreased our comprehensive earnings by $197 million, as the U.S. dollar value of the GLOBAL decreased by approximately 3.8%. The effects of our currency diversification strategy are reported as components of (1) other income in the condensed consolidated statement of comprehensive income and (2) as OCI in the condensed consolidated statement of financial condition and the condensed consolidated statement of comprehensive income.  The full effect of the GLOBAL is captured in comprehensive income. As of March 31, 2015 the value of the GLOBAL as measured in U.S. Dollars decreased approximately 10% as compared to March 31, 2014.

Consolidated: For the current quarter, our net revenues were $172 million and the loss before income taxes was $111 million, compared to net revenues of $355 million and income before income taxes of $218 million in the prior year quarter.  The decrease in net income was mainly driven by losses in our currency diversification strategy and the sudden move in the value of the Swiss franc, as described above. In addition, in the current quarter, trading gains decreased $43 million or 41%, which was partially offset by commissions and execution fees which increased $12 million or 9%,  and net interest income which increased $20 million or $27%, compared to the prior year quarter. Our pre-tax profit margin for the current quarter was negative 65%, compared to 61% in the prior year quarter.

For the current quarter, excluding the effects of our currency diversification strategy and the Swiss franc related customer losses, our core results as compared the prior year quarter on the same basis were as follows: Net revenues were $341 million, up 2%; non-interest expenses were $144 million, up 5%; and income before income taxes was $197 million up, 0.5%. For the current quarter, electronic brokerage accounted for 86% and market making accounted for 14% of the combined income before income taxes.

Electronic Brokerage: For the current quarter, income before income taxes in our electronic brokerage segment decreased by 62% compared to the prior year quarter, mainly due to unsecured customer losses caused by the sudden move in the value of the Swiss franc as further described below. Commissions and execution fees increased by 9% on higher customer trade volumes, and net interest income grew by 35% from the prior year quarter, driven by higher customer balances and customer margin borrowings. Pre-tax profit margin decreased to 18% from 60% in the prior year quarter. Customer accounts grew 17% and customer equity increased 25% from the prior year quarter. Total Daily Average Revenue Trades (“DARTs”) for cleared and execution‑only customers increased 11% to 648 thousand in the current quarter, compared to 582 thousand in the prior year quarter.

Sudden Move in the Value of the Swiss Franc

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, on January 15, 2015, due to the sudden move in the value of the Swiss franc that followed an unprecedented action by the Swiss National Bank, several of our customers who held currency futures and spot positions suffered losses in excess of their deposits with us. We took immediate action to hedge our exposure to the foreign currency receivables from these customers. During the first quarter of 2015, we incurred losses, net of hedging activity, of $121 million. We are actively pursuing collection of these debts. The ultimate effect of this incident on our results will depend upon the outcome of our debt collection efforts.

Market Making: For the current quarter, income before income taxes in our market making segment decreased 59%, compared to the prior year quarter. Trading gains were negatively impacted by persistent low volatility levels and continued intensive competition. Pre-tax profit margin decreased to 40% in the current quarter, as compared to 59% in the prior year quarter.

Presentation of Foreign Currency Effects

In the fourth quarter of 2014, we took several steps to improve the transparency of our currency strategy, as a result of which nearly all currency translation gains and losses related to the GLOBAL are reported as other income instead of trading gains and these gains and losses are reported in the corporate segment instead of the market making segment.

These actions isolate the income statement effects of our currency diversification in the corporate segment, thereby providing a clearer picture of the core operating results in the market making segment. For comparative purposes, certain reclassifications have been made to previously reported amounts to conform with the current presentation. These changes had no effect on total consolidated net revenues or on net income.

The following tables present historical trading volumes for our business. However, volumes are not the only drivers in our business.

TRADE VOLUMES:

(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2012	60,421		150,000		16,118		226,540		904
2013	65,320	8%	173,849	16%	18,489	15%	257,658	14%	1,029
2014	64,530	-1%	206,759	19%	18,055	-2%	289,344	12%	1,155

1Q2014	15,643		50,727		4,862		71,232		1,168
1Q2015	15,404	-2%	58,208	15%	4,581	-6%	78,193	10%	1,282

4Q2014	16,126		57,773		4,621		78,520		1,246
1Q2015	15,404	-4%	58,208	1%	4,581	-1%	78,193	0%	1,282

CONTRACT AND SHARE VOLUMES:

(in 000’s, except %)

TOTAL

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2012	698,140		98,801		65,872,960
2013	659,673	-6%	121,776	23%	95,479,739	45%
2014	631,265	-4%	123,048	1%	153,613,174	61%

1Q2014	161,578		30,661		44,707,956
1Q2015	154,289	-5%	33,612	10%	35,336,325	-21%

4Q2014	173,284		34,259		36,973,639
1Q2015	154,289	-11%	33,612	-2%	35,336,325	-4%

MARKET MAKING

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2012	457,384		12,660		9,339,465
2013	404,490	-12%	18,184	44%	12,849,729	38%
2014	344,741	-15%	15,668	-14%	12,025,822	-6%

1Q2014	89,079		4,575		2,958,853
1Q2015	83,013	-7%	3,408	-26%	2,969,719	0%

4Q2014	95,625		3,462		3,093,170
1Q2015	83,013	-13%	3,408	-2%	2,969,719	-4%

Notes:

(1)	Futures contract volume includes options on futures

BROKERAGE TOTAL

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2012	240,756		86,141		56,533,495
2013	255,183	6%	103,592	20%	82,630,010	46%
2014	286,524	12%	107,380	4%	141,587,352	71%

1Q2014	72,499		26,086		41,749,103
1Q2015	71,276	-2%	30,204	16%	32,366,606	-22%

4Q2014	77,659		30,797		33,880,469
1Q2015	71,276	-8%	30,204	-2%	32,366,606	-4%

BROKERAGE CLEARED

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2012	144,539		84,794		54,371,351
2013	180,660	25%	101,732	20%	78,829,785	45%
2014	225,662	25%	106,074	4%	137,153,132	74%

1Q2014	54,367		25,694		40,576,558
1Q2015	58,537	8%	29,824	16%	31,418,644	-23%

4Q2014	63,739		30,559		32,720,100
1Q2015	58,537	-8%	29,824	-2%	31,418,644	-4%

Notes:

(1)	Futures contract volume includes options on futures

BROKERAGE STATISTICS:

(in 000’s, except % and where noted)

	1Q2015	1Q2014	% Change
Total Accounts	296	252	17%
Customer Equity (in billions) *	$61.2	$49.0	25%

Cleared DARTs	590	527	12%
Total Customer DARTs	648	582	11%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$4.05	$4.14	-2%
DART per Avg. Account (Annualized)	513	539	-5%
Net Revenue per Avg. Account (Annualized)	$4,079	$3,661	11%

Consecutive Quarters	1Q2015	4Q2014	% Change
Total Accounts	296	281	5%
Customer Equity (in billions) *	$61.2	$56.7	8%

Cleared DARTs	590	564	5%
Total Customer DARTs	648	619	5%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$4.05	$4.28	-5%
DART per Avg. Account (Annualized)	513	511	0%
Net Revenue per Avg. Account (Annualized)	$4,079	$3,700	10%

*     Excludes non‑customers.

Business Environment

The operating environment for our electronic brokerage business continued to exhibit positive trends in the current quarter.  Rising investor optimism, strong valuation gains in the equity markets over the last year, and brief periods of increased volatility contributed to the favorable operating environment.

We maintained our position as the largest U.S. electronic broker as measured by number of customer revenue trades.  Customer trading volumes increased 13% over the prior year quarter, outpacing the industry and driving a 9% increase in commission revenue. This growth was most pronounced in futures trading.  Market values continued to rise as U.S. indexes added to their gains from 2014, with the S&P 500 Index climbing 10% over its prior year quarter level, though relatively unchanged for the current quarter.

New customer account growth continued to gain momentum as total customer accounts increased 17%, to 296,000 accounts, from the prior year quarter.  Institutional customers, such as hedge funds, mutual funds, introducing brokers, proprietary trading groups and financial advisors, comprised approximately 29% of total accounts and approximately 58% of total customer equity at the end of the current quarter. Average equity per account increased by 6%, to $207 thousand, compared to the prior year quarter. Our customer base is geographically diversified. Our customers reside in over 190 countries and over 50% of new customers came from outside the U.S.

Customers continued to take advantage of our low margin lending rates, which are tied to benchmark rates, such as the Federal Funds rate in the U.S.  In the current quarter, our customers paid 0.5% to 1.6% for their margin loans with us. This drove growth of our margin balances to a record high of $17.3 billion, an increase of 20% over the prior year quarter. As a result, the electronic brokerage net interest income grew 35% compared to the prior year quarter.

Market making segment results declined in the current quarter due to the continuation of a difficult operating environment for market makers with strong competition from high frequency traders (“HFTs”) and low volatility levels, which depressed our trading gains.

The following is a summary of the key profit drivers that affect our business and how they compared to the prior year quarter:

Global trading volumes.  According to data received from exchanges worldwide, volumes in exchange‑listed equity‑based options increased by approximately 14% globally, but decreased 9% in the U.S. for the current quarter, as compared to the prior year quarter.  During the current quarter we accounted for approximately 7.5% (9.0% in the prior year quarter)  of the exchange‑listed equity‑based options (including options on ETFs and stock index products) volume traded worldwide and approximately 11.1% (11.6% in the prior year quarter) of exchange‑listed equity‑based options volume traded in the U.S. It is important to note that this metric is not directly correlated with our profits.

Volatility.  Our market making profits are generally correlated with market volatility since we typically maintain an overall long volatility position, which protects us against a severe market dislocation in either direction. Based on the Chicago Board Options Exchange Volatility Index (“VIX®”), the average volatility remained at low levels, averaging 16.6 in current quarter, a 12% increase from the average in the prior year quarter.

The ratio of actual to implied volatility is also meaningful to our results. Because the cost of hedging our positions is based on implied volatility, while our trading profits are, in part, based on actual market volatility, a higher ratio is generally favorable and a lower ratio generally has a negative effect on our trading gains. This ratio averaged approximately 85% during the current quarter,  slightly higher than the average of 81% in the prior year quarter.

Currency fluctuations. As a global electronic broker and market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in the GLOBAL, in order to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL to the U.S. dollar affects our earnings. The value of the GLOBAL, as measured in U.S. dollars, during the current quarter declined 3.8% compared to its value at December 31, 2014, and as a result had a negative impact on our comprehensive earnings for the current quarter. A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

See the tables on pages 33-34 of this Quarterly Report on Form 10-Q for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

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

See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10‑K, filed with the SEC on March 2, 2015, and elsewhere in this report for a discussion of other risks that may affect our financial condition and results of operations.

Results of Operations

The tables in the period comparisons below provide summaries of our consolidated results of operations. The period‑to‑period comparisons below of financial results are not necessarily indicative of future results.

	Three Months Ended March 31,
	2015	2014

	(in millions, except share and per share data)
Revenues:
Trading gains (1)	$62	$105
Commissions and execution fees	149	137
Interest income (1)	108	87
Other income (loss) (1)	(132)	40
Total revenues	187	369
Interest expense	15	14
Total net revenues	172	355

Non-interest expenses:
Execution and clearing	55	54
Employee compensation and benefits	57	54
Occupancy, depreciation and amortization	10	10
Communications	6	6
General and administrative	16	12
Customer bad debt	139	1
Total non-interest expenses	283	137
Income (loss) before income taxes	(111)	218
Income tax expense	(2)	17
Net income (loss)	(109)	201
Less net income (loss) attributable to noncontrolling interests	(96)	182
Net income (loss) available for common stockholders	$(13)	$19

Earnings (loss) per share:
Basic	$(0.22)	$0.35
Diluted	$(0.22)	$0.34

Weighted average common shares outstanding:
Basic	58,473,348	54,664,225
Diluted	58,473,348	56,041,282

Comprehensive income:
Net income (loss) available for common stockholders	$(13)	$19
Other comprehensive income:
Cumulative translation adjustment, before income taxes	(1)	-
Income taxes related to items of other comprehensive income	-	-
Other comprehensive income (loss), net of tax	(1)	-
Comprehensive income (loss) available for common stockholders	$(14)	$19

Comprehensive income attributable to noncontrolling interests:
Net income (loss) attributable to noncontrolling interests	$(96)	$182
Other comprehensive income (loss) - cumulative translation adjustment	(9)	3
Comprehensive income (loss) attributable to noncontrolling interests	$(105)	$185

(1)

Certain reclassifications have been made to previously reported amounts to conform with the current presentation of currency translation gains and losses related to our currency diversification strategy.

Three Months Ended March 31, 2015 (“current quarter”) compared to the Three Months Ended March 31, 2014 (“prior year quarter”)

Net Revenues

Total net revenues for the current quarter decreased $183 million or 52%, to $172 million from $355 million during the prior year quarter. The decrease in net revenues was primarily due to currency translation losses and lower trading gains, partially offset by increased net interest income and commissions and execution fees. Trading volume is an important driver of revenues and costs for both our electronic brokerage and market making segments. During the current quarter our volumes in options and stocks decreased 5% and 21%, respectively, while futures contracts volume increased 10%, as compared to the prior year quarter.

Trading Gains

Trading gains for the current quarter decreased $43 million, or 41%, to $62 million from $105 million for the prior year quarter. As market makers, we provide liquidity by buying from sellers and selling to buyers. During the current quarter, our market making operations executed 15.4 million trades, a decrease of 2% as compared to the number of trades executed in the prior year quarter. Market making options and futures contract volumes decreased 7% and 26%, respectively, and stock share volume was up slightly compared to the prior year quarter.

Trading gains were negatively impacted by a market making environment with intense competition and low volatility. The VIX®, which measures perceived U.S. equity market volatility, increased 12% to 16.6, average for the current quarter as compared to the prior year quarter.  The ratio of actual to implied volatility increased to 85% for current quarter as compared to 81% for the prior year quarter.   However, neither of these increases was substantial enough to materially impact market making performance.

Included in trading gains are net dividends. Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record. When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid, which will not be received by those who purchase stock after the ex-dividend date. Hence, the apparent gains and losses due to these price changes, reflecting the value of dividends paid to shareholders, are taken together with the dividends paid and received, respectively, to accurately reflect the results of our market making operations.

Commissions and Execution Fees. Commissions and execution fees for the current quarter increased $12 million, or 9%, to $149 million, as compared to the prior year quarter, driven by continued customer account growth and increased customer activity, but moderated by lower commissions per customer order. Cleared customer options and futures contract volumes increased 8% and 16%, respectively, and stock share volume decreased 23%,  from the prior year quarter. Total DARTs for both cleared and execution-only customers for the current quarter increased 11% to 648 thousand, as compared to 582 thousand during the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 12% to 590 thousand, for the current quarter, as compared to 527 thousand for the prior year quarter. Average commission per DART for cleared customers, for the current quarter,  decreased by 2% to $4.05, as compared to $4.14 for the prior year quarter.

Interest Income and Interest Expense. Net interest income (interest income less interest expense) for the current quarter increased $20 million, or 27%, to $93 million, as compared to the prior year quarter. The increase in net interest income was driven by higher customer cash and margin balances and higher net fees earned from securities lending transactions.

Net interest income on customer balances increased $13 million compared to the prior year quarter. Average customer cash balances increased by 15%, to $30.58 billion and average customer fully secured margin borrowings increased 19% to $17.55 billion, for the current quarter, as compared to $26.62 billion and $14.79 billion, respectively, for the prior year quarter. The average Fed Funds effective rate increased by approximately four basis points to 0.11% for the current quarter, as compared to the prior year quarter.

We earn fees on securities loaned and borrowed to support customer long and short stock holdings in margin accounts. In addition, our Stock Yield Enhancement Program provides an opportunity for customers with fully-paid stock to allow us to lend it out. In exchange for lending out their stock, our customers receive generally 50% of the stock loan fees. We place cash collateral securing the loans in the customer’s account.

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

Average securities borrowed increased by 16%, to $3.41 billion and average securities loaned increased by 11%, to $3.11 billion, for the current quarter from the prior year quarter. Net interest earned from securities lending is also affected by the level of demand for securities positions held by our market making business and our customers. During the current quarter, net fees earned by our electronic brokerage and market making segments from securities lending transactions increased by 30%, or $8 million, as compared to the prior year quarter. The bulk of the increase in securities lending transactions came from our electronic brokerage segment.

Other Income. Other income, for the current quarter,  decreased $172 million to a loss of $132 million, as compared to the prior year quarter, mainly driven by a $209 million increase in currency translation losses to a  $187 million loss during the current quarter, compared to a $22 million gain in the prior year quarter; partially offset by mark-to-market gains on U.S. treasury securities and from our hedging activities to offset our losses related to the Swiss franc event. To improve the transparency of the financial impact of our currency diversification strategy, we report currency translation gains and losses related to the GLOBAL as other income instead of trading gains, as previously presented. A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Non‑Interest Expenses

Non-interest expenses, for the current quarter, increased by $146 million, or 107%, to $283 million from $137 million, during the prior year quarter. The increase was due to customer bad debt expense incurred in connection with the sudden movement in the value of Swiss franc as described above in the “Executive Overview” section. Excluding the effects of this unusual loss, non-interest expense for the current quarter, increased by $7 million, or 5%, to $144 million from $137 million, during the prior year quarter.

Execution and Clearing. Execution and clearing expenses for the current quarter, increased $1 million, or 2%, to $55 million, as compared to the prior year quarter. The increase reflects higher futures trading volume tempered by lower overall trading volumes in options and stocks.

Employee Compensation and Benefits. Employee compensation and benefits expenses, for the current quarter,  increased by $3 million to $57 million, as compared to the prior year quarter,  in line with a 7% increase in the number of employees to 962, as compared to 901 for the prior year quarter. Within the operating segments, we continued to add staff in electronic brokerage and reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 33% for the current quarter and 15% for the prior year quarter.

General and Administrative. General and administrative expenses, for the current quarter,  increased $4 million to $16 million, as compared to the prior year quarter due to increases in other administrative and advertising expense.

Customer Bad Debt. The increase in customer bad debt was due to unsecured customer losses of $139 million caused by the sudden move in the value of the Swiss franc, as described above in the “Executive Overview” section.

Our operating results, excluding the effects of our currency diversification strategy and the Swiss franc related customer losses, as compared the prior year quarter on the same basis were as follows: Net revenues were $341 million, up 2%; non-interest expenses were $144 million, up 5%; income before income taxes was $197 million, up 0.5%; and pre-tax profit margin was 58% down from 59%.

Business Segments

The following table sets forth the net revenues, non-interest expenses and income before income taxes of our business segments:

		Three Months Ended March 31,
		2015	2014

		(in millions)
Electronic Brokerage	Net revenues (1)	$290	$224
	Non-interest expenses	239	89
	Income before income taxes	$51	$135

	Pre-tax profit margin	18%	60%

Market Making	Net revenues (1)	$67	$111
	Non-interest expenses	40	45
	Income before income taxes	$27	$66

	Pre-tax profit margin	40%	59%

Corporate(2)	Net revenues (1)	$(185)	$20
	Non-interest expenses	4	3
	Income (loss) before income taxes	$(189)	$17

Total	Net revenues (1)	$172	$355
	Non-interest expenses	283	137
	Income (loss) before income taxes	$(111)	$218

	Pre-tax profit margin	-65%	61%

(1)	Certain reclassifications have been made to previously reported amounts to conform with the current presentation of the impact of our currency diversification strategy.
(2)	The corporate segment includes corporate related activities, inter-segment eliminations and gains and losses on positions held as part of our overall currency diversification strategy.

The following sections discuss results of our operations by business segment, excluding a discussion of corporate’s income and expense. In the following tables, revenues and expenses directly associated with each segment are included in determining income before income taxes. Due to the integrated nature of the business segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between segments generally result from one subsidiary facilitating the business of another subsidiary through the use of its existing trading memberships and clearing arrangements. In such cases, certain revenue and expense items are eliminated to accurately reflect the external business conducted in each segment. Rates on transactions between segments are designed to approximate full costs. In addition to execution and clearing expenses, which are the main cost driver for both the market making segment and the electronic brokerage segment, each segment’s operating expenses include (i) employee compensation and benefits expenses that are incurred directly in support of the businesses, (ii) general and administrative expenses, which include directly incurred expenses for property leases, professional fees, travel and entertainment, communications and information services, equipment, and (iii) indirect support costs (including compensation and other related operating expenses) for administrative services provided by IBG LLC. Such administrative services include, but are not limited to, computer software development and support, accounting, tax, legal and facilities management.

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months Ended March 31,
	2015	2014

	(in millions)
Revenues
Commissions and execution fees	$149	$137
Interest income (1)	96	73
Other income (1)	52	21
Total revenues	297	231
Interest expense	7	7
Total net revenues	290	224

Non-interest expenses
Execution and clearing	39	37
Employee compensation and benefits	24	20
Occupancy, depreciation and amortization	3	3
Communications	3	3
General and administrative	31	25
Customer bad debt	139	1
Total non-interest expenses	239	89

Income before income taxes	$51	$135

(1)

Certain reclassifications have been made to previously reported amounts to conform with the current presentation of currency translation gains and losses related to our currency diversification strategy.

Three Months Ended March 31, 2015 (“current quarter”) compared to the Three Months Ended March 31, 2014 (“prior year quarter”)

Electronic brokerage total net revenues for the current quarter increased $66 million, or 29%, to $290 million, from $224 million during the prior year quarter, primarily due to higher commission revenue, net interest income and other income. Commissions and execution fees increased $12 million, or 9%, as a result of higher cleared customer volume in futures and options, partially offset by a lower average commission per contract. Cleared customer volume rose in options and futures contracts by 8% and 16%, respectively, and decreased in stock shares by 23% from the prior year quarter. Most of the stock volume decrease came from trading in low priced stocks. Total DARTs from cleared and execution-only customers for the current quarter increased 11% to 648 thousand, as compared to 582 thousand during the prior year quarter. DARTs from cleared customers for the current quarter increased 12% to 590 thousand, as compared to 527 thousand during the prior year quarter.

Net interest income increased $23 million, or 35% in the current quarter as compared to the prior year quarter. The increase in net interest income was attributable to higher net customer interest of $13 million, driven by a $3.96 billion increase in average customer credit balances and a $2.75 billion increase in average margin borrowings; as well as higher net fees from securities lending transactions of $8 million. The average Fed Funds effective rate increased by approximately four basis points to 0.11% for the current quarter from the prior year quarter. Since the end of the prior year quarter, we have increased our investment in U.S. government securities for the purpose of satisfying regulatory requirements, which has improved the yield on the investment of customer funds, thereby increasing net interest income as compared to the prior year quarter.

Other income increased $31 million or, 148% to $52 million in the current quarter as compared to the prior year quarter, mainly due to mark-to-market gains on U.S. treasury securities of $13 million and gains from our hedging activities to offset our losses related to the Swiss franc event of $18 million during the current quarter.

Non-interest expenses for the current quarter increased $150 million, or 169%, as compared to the prior year quarter. Within non-interest expenses, execution and clearing expenses increased $2 million, or 5% due to increased futures volume. Employee compensation and benefits expenses increased $4 million, or 20% during the current quarter as compared to the prior year quarter. The increase in employee compensation and benefits expense reflects a 9% increase in the average number of employees in the electronic brokerage segment from the prior year quarter. General and administrative expenses increased $6 million during the current quarter as compared to the prior year quarter, due to increases in other administrative and advertising expenses. Customer bad debt consisted of unsecured customer losses of $139 million caused by the sudden move in the value of the Swiss franc, as described above in the “Executive Overview” section.  As a percentage of total net revenues, non-interest expenses increased to 82% for the current quarter from 40% for the prior year quarter.

Income before income taxes decreased $84 million, or 62%, to $51 million for the current quarter from $135 million for the prior year quarter. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 18% for the current quarter as compared to 60% for the prior year quarter.

Excluding the unusual losses related to the Swiss franc event described above, our core results as compared the prior year quarter on the same basis were as follows:  Net revenues were $272 million for the current quarter, up 21%; non-interest expenses were $100 million, up 12%; income before income taxes was $172 million, up 27%; and pre-tax profit margin increased to 63% for the current quarter from 60%.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months Ended March 31,
	2015	2014

	(in millions)
Revenues
Trading gains (1)	$62	$105
Interest income	12	14
Other income (1)	2	-
Total revenues	76	119
Interest expense	9	8
Total net revenues	67	111

Non-interest expenses
Execution and clearing	16	17
Employee compensation and benefits	11	11
Occupancy, depreciation and amortization	1	2
Communications	2	2
General and administrative	10	13
Total non-interest expenses	40	45

Income before income taxes	$27	$66

(1)

Certain reclassifications have been made to previously reported amounts to conform with the current presentation of currency translation gains and losses related to our currency diversification strategy.

Three Months Ended March 31, 2015 (“current quarter”) compared to the Three Months Ended March 31, 2014 (“prior year quarter”)

Market making total net revenues for the current quarter decreased $44 million, or 40%, to $67 million, from $111 million during the prior year quarter. Trading gains for the current quarter decreased $43 million, or 41% from the prior year quarter. Trading gains were negatively impacted by a market making environment with intense competition and low average volatility. While the VIX® increased 12% to 16.6 in the current quarter as compared to the prior year quarter, it remained at historically low levels. The ratio of actual to implied volatility was up to 85% for the current quarter as compared to 81% for the prior year quarter. Although these factors moved in a positive direction for market making, their magnitudes were insufficient to have a material effect on our results.  Market making options and futures contract volume decreased 7% and 26%,  respectively, and stock share volume was up slightly compared to the prior year quarter.

Net interest income for the current quarter decreased by $3 million, or 50%, to $3 million.  As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets. In the current quarter, these factors, together with a reduction in the level of debt securities held for trading, produced less net interest income than in the prior year quarter.

Non-interest expenses for the current quarter decreased $5 million, or 11%, as compared to the prior year quarter. The decrease was primarily from a $1 million decrease in execution and clearing fees and a $3 million decrease in general and administrative expenses during the current quarter as compared to the prior year quarter. The decrease in execution and clearing fees was driven by lower volumes in options and futures. General and administrative expenses reflect a reduction in administrative and consulting fees from the prior year quarter. As a percentage of total net revenues, market making non-interest expenses were 60% for the current quarter and 41% for the prior year quarter.

Income before income taxes decreased $39 million, or 59%, to $27 million for the current quarter from $66 million for the prior year quarter. As a percentage of total net revenues for the market making segment, income before income taxes was 40% for the current quarter and 59% for the prior year quarter.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of exchange‑listed marketable securities, which are marked‑to‑market daily, investment of customer funds and collateralized receivables arising from customer‑related and proprietary securities transactions. Collateralized receivables consist primarily of customer margin loans, securities borrowed, and, to a lesser extent receivables from clearing houses for settlement of securities transactions, and securities purchased under agreements to resell. At March 31, 2015, total assets were $43.29 billion of which approximately $42.85 billion, or 99.0% were considered liquid.

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

Liability balances in connection with our payables to customers were greater than their respective average monthly balances during the current quarter. Liability balances in connection with our short term borrowings and securities loaned were lower than their respective average monthly balances during the current quarter. Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings will be adequate to meet our future liquidity needs for more than the next twelve months.

Cash and cash equivalents held by the Company’s non‑U.S. operating companies at March 31, 2015 were $454 million ($440 million at December 31, 2014). These funds are primarily intended to finance each individual operating company’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. The Company currently has no intention to repatriate further amounts from non‑U.S. operating companies. In the event dividends were to be paid to the Company in the future by a non‑U.S. operating company, as occurred in connection with the special dividend in December 2010 and, in part,  in December 2012, the Company would be required to accrue and pay income taxes on such dividends to the extent that U.S. income taxes had not been paid previously on the income of the paying company.

Historically, IBG, Inc.’s consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. IBG, Inc.’s consolidated equity decreased 4% to $5.04 billion as of March 31, 2015 from $5.24 billion as of March 31, 2014. This is attributable to distributions and dividends paid during the last four quarters partially offset by twelve months of comprehensive earnings.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,

	2015	2014

	(in millions)
Net cash used in operating activities	$(220)	$(259)
Net cash provided by (used in) investing activities	(4)	87
Net cash used in financing activities	(45)	(53)
Effect of exchange rate changes on cash and cash equivalents	(10)	3
Decrease in cash and cash equivalents	$(279)	$(222)

Our cash flows from operating activities are largely a reflection of the size and composition of trading positions held by our market making subsidiaries, and of the changes in customer cash and margin debit balances in our electronic brokerage business. Our cash flows from investing activities are primarily related to capitalized internal software development, purchases and sales of memberships at exchanges where we trade and strategic investments where such investments may enable us to offer better execution alternatives to our current and prospective customers, or create new opportunities for ourselves as market makers or where we can influence exchanges to provide competing products at better prices using sophisticated technology. Our cash flows from financing activities are comprised of short‑term borrowings and capital transactions. Short‑term borrowings from banks are part of our daily cash management in support of operating activities. Other borrowings provide us with flexible sources of excess liquidity and regulatory capital. Capital transactions consist primarily of quarterly dividends beginning in June 2011 and cash distributions paid to Holdings.

Three Months Ended March 31, 2015:  Our cash and cash equivalents decreased by $279 million to $990 million for the three months ended March 31, 2015. We used $220 million in net cash from operating activities. We used cash of $49 million in our investing and financing activities primarily for dividends paid to our common stockholders and distributions to Holdings.

Three Months Ended March 31, 2014:    Our cash and cash equivalents decreased by $222 million to $991 million for the three months ended March 31, 2014. We used $259 million in net cash in operating activities. Our investing and financing activities provided cash of $34 million primarily due to the sale of other investments, partially offset by distributions paid to Holdings and dividends paid to common stockholders.    Under investing activities, purchases and sales of other investments mainly consisted transactions in marketable securities held for investment purposes.

Regulatory Capital Requirements

Our principal operating subsidiaries are subject to separate regulation and capital requirements in the U.S. and other jurisdictions.

TH LLC and IB LLC are subject to the Uniform Net Capital Rule (Rule 15c3‑1) under the Exchange Act and the Commodity Futures Trading Commission’s minimum financial requirements (Regulation 1.17), and THE is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement. Additionally, IBHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, THA is subject to the Australian Stock Exchange liquid capital requirement, THLI is subject to the Financial Market Authority Liechtenstein eligible capital requirements, THC and IBC are subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, IBUK is subject to the U.K. Financial Conduct Authority  Capital Requirements Directive, IBI is subject to the National Stock Exchange of India net capital requirements and IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements. The following table summarizes capital, capital requirements and excess regulatory capital. See the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10‑Q for further information regarding our regulated subsidiaries.

At March 31, 2015, aggregate excess regulatory capital for all of the operating companies was $3.39 billion, and all of the operating companies were in compliance with their respective regulatory capital requirements.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$2,457	$264	$2,193
TH LLC	352	58	294
THE	616	178	438
Other regulated Operating Companies	514	46	468
	$3,939	$546	$3,393

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware. These expenditure items are reported as property and equipment. Capital expenditures for property and equipment were approximately $6 million and $5 million for the three months ended March 31, 2015 and 2014, respectively. In the future, we plan meet capital expenditure needs as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. We anticipate that we will fund capital expenditures with cash from operations and cash on hand. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any strategic acquisitions, we may incur additional capital expenditures.

Seasonality

Our businesses are subject to seasonal fluctuations, reflecting varying numbers of market participants at times during the year and varying numbers of trading days from quarter‑to‑quarter, including declines in trading activity due to holidays. Typical seasonal trends may be superseded by market or world events, which can have a significant impact on prices and trading volume.

Inflation

Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had for the three most recent years, and is not likely in the foreseeable future to have, a material impact on our results of operations.

Investments in U.S. government securities

We invest in U.S. government securities for the purpose of satisfying U.S. regulatory requirements.  Sudden increases in interest rates will cause mark-to-market losses on these securities. The impact of changes in interest rates is further described in Part I  Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Strategic Investments and Acquisitions

We periodically engage in evaluations of potential strategic investments and acquisitions. We hold strategic investments in electronic trading exchanges including: Boston Options Exchange, LLC; OneChicago LLC and CBOE Stock Exchange, LLC. We also have an investment in Quadriserv Inc., an electronic securities lending platform provider.

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own. In April 2015, we entered into an agreement to acquire Covestor, Inc., an online investing marketplace and registered investment advisor with the SEC. Covestor is a pioneer in the online investing business and the first digital asset management company to offer both active and passive investment options. The acquisition solidifies and expands our position as the leading platform for electronic trading and investing, by creating a marketplace that brings investors, wealth managers and money managers together. This acquisition will enable us to further refine our platform to provide a more complete service to robo-advisor companies in general.

Certain Information Concerning Off‑Balance‑Sheet Arrangements

We may be exposed to a risk of loss not reflected in our condensed consolidated financial statements for futures products, which represent our obligations to settle at contracted prices, and may require us to repurchase or sell in the market at prevailing prices. Accordingly, these transactions result in off‑balance sheet risk as our cost to liquidate such futures contracts may exceed the amounts reported in our condensed consolidated statements of financial condition.

Critical Accounting Policies

Valuation of Financial Instruments

Due to the nature of our operations, substantially all of our financial instrument assets, comprised of financial instruments owned, securities purchased under agreements to resell, securities borrowed and receivables from brokers, dealers and clearing organizations are carried at fair value based on published market prices and are marked to market daily, or are assets which are short‑term in nature and are reported at amounts approximating fair value. Similarly, all of our financial instrument liabilities that arise from financial instruments sold but not yet purchased, securities sold under agreements to repurchase, securities loaned and payables to brokers, dealers and clearing organizations are carried at fair value based on published market prices and are marked to market daily, or are liabilities which are short‑term in nature and are reported at amounts approximating fair value. Our long and short positions are valued at either the last consolidated trade price at the close of regular trading hours, in their respective markets. Given that we manage a globally integrated market making portfolio, we have large and substantially offsetting positions in securities and commodities that trade on different exchanges that close at different times of the trading day. As a result, there may be large and anomalous swings in the value of our positions daily and, accordingly, in our earnings in any period. This is especially true on the last business day of each calendar quarter, although such swings tend to come back into equilibrium on the first business day of the succeeding calendar quarter.

Principles of Consolidation, including Noncontrolling Interests

The condensed consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries. As sole managing member of IBG LLC, IBG, Inc. exerts control over IBG LLC’s operations. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation”, the Company consolidates IBG LLC’s financial statements and records the interests in IBG LLC that it does not own as noncontrolling interests.

We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and consolidate IBG LLC’s financial results into our financial statements. We hold approximately 14.5% ownership interest in IBG LLC. Holdings is owned by the original members of IBG LLC and holds approximately 85.5% ownership interest in IBG LLC. Our share of IBG LLC’s net income is approximately 14.5% and similarly, outstanding shares of our common stock represent approximately 14.5% of the outstanding membership interests of IBG LLC.

Our policy is to consolidate all other entities in which we own more than 50% unless we do not have control. All inter‑company balances and transactions are eliminated.

Earnings per Share

Earnings per share (“EPS”) is computed in accordance with FASB ASC Topic 260, “Earnings per Share.”  Basic EPS is computed by dividing the net income available for common stockholders by the weighted average number of shares outstanding for that period. Diluted EPS is calculated by dividing the net income available for common stockholders by the diluted weighted average shares outstanding for that period. Diluted EPS includes the determinants of the basic EPS and, in addition, reflects the dilutive effect of shares of common stock estimated to be distributed in the future under the Company’s stock-based compensation plans, with no adjustments to net income available for common stockholders for dilutive potential common shares.

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

Contingencies

Our policy is to estimate and accrue for potential losses that may arise out of litigation and regulatory proceedings, to the extent that such losses are probable and can be estimated, in accordance with FASB ASC Topic 450, “Contingencies.”   Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case‑by‑case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience with and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred.

We have been from time to time subject to certain pending and legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred. As of March 31, 2015, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period. As of March 31, 2015 and December 31, 2014, reserves provided for potential losses related to litigation matters were not material.

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

Income Taxes

We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits are based on enacted tax laws (see Note 10 of the condensed consolidated financial statements) and reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Determining income tax expense requires significant judgments and estimates.

We recognize interest related to income tax matters as interest income or interest expense and penalties related to income tax matters as income tax expense.

Deferred income tax assets and liabilities arise from temporary differences between the tax and financial statements recognition of the underlying assets and liabilities. In evaluating the ability to recover deferred tax assets within the jurisdictions from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax‑planning strategies, and results of recent operations. In projecting future taxable income, historical results are adjusted for changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax‑planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, three years of cumulative operating income (loss) are considered. Deferred income taxes have not been provided for U.S. tax liabilities or for additional foreign taxes on the unremitted earnings of foreign subsidiaries that have been indefinitely reinvested.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. We are not aware of any such changes that would have a material effect on our results of operations, cash flows, or financial position.

We recognize that a tax benefit from an uncertain tax position only when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. A tax position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement.

We record tax liabilities in accordance with ASC Topic 740 and adjust these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in payments that are different from the current estimates of these tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information becomes available.

Recently Issued Accounting Pronouncements

Following is a summary of recently issued FASB Accounting Standards Updates (“ASUs”) that have affected or may affect our consolidated financial statements:

	Affects	Status

ASU 2015-01	Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.

ASU 2015-02	Consolidation (Topic 810): Amendments to the Consolidation Analysis	Effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.

ASU 2015-05	Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement	Effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.

Adoption of those ASUs that became effective during 2014 and 2015 prior to the issuance of our consolidated financial statements, did not have a material effect on these financial statements.

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

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, we incur trading‑related market risk as a result of activities in the market making segment, where the substantial majority of our Value‑at‑Risk (“VaR”) for market risk exposures is generated. In addition, we incur non‑trading‑related market risk primarily from investment activities and from foreign currency exposure held in the equity of our non‑market making foreign affiliates, i.e., our non‑U.S. brokerage affiliates and information technology affiliates, and held to meet target balances in its currency diversification strategy.

We use various risk management tools in managing its market risk, which are embedded in its real‑time market making systems. We employ certain hedging and risk management techniques to protect us from a severe market dislocation. Our risk management policies are developed and implemented by our Chairman and our steering committee, which is comprised of senior executives of our various companies. Our strategy is to calculate quotes a few seconds ahead of the market and execute small trades at a tiny but favorable differential as a result. This is made possible by our proprietary pricing model, which evaluates and monitors the risks inherent in our portfolio, assimilates market data and reevaluates the outstanding quotes in our portfolio each second. Our model automatically rebalances our positions throughout each trading day to manage risk exposures on our options and futures positions and the underlying securities, and will price the increased risk that a position would add to the overall portfolio into the bid and offer prices we post. Under risk management policies implemented and monitored primarily through our computer systems, reports to management, including risk profiles, profit and loss analysis and trading performance, are prepared on a real‑time basis as well as daily and periodical bases. Although our market making is completely automated, the trading process and our risk are monitored by a team of individuals who, in real time, observe various risk parameters of our consolidated positions. Our assets and liabilities are marked‑to‑market daily for financial reporting purposes and re‑valued continuously throughout the trading day for risk management and asset/liability management purposes.

We use a covariant VaR methodology to measure, monitor and review the market risk of our market making portfolios, with the exception of fixed income products, and currency exposures. The risk of fixed income products, which primarily comprise of U.S. Treasury securities, is measured using a stress test.

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

Foreign Currency Exposure

As a result of our international market making activities and accumulated earnings in our foreign subsidiaries, our income and net worth is exposed to fluctuations in foreign exchange rates. Our European operations and some of our Asian operations are conducted by our Swiss subsidiary, THE. THE is regulated by the Swiss Financial Market Supervisory Authority as a securities dealer and its financial statements are presented in Swiss francs. Accordingly, THE is exposed to certain foreign exchange risks as described below:

•THE buys and sells futures contracts and securities denominated in various currencies and carries bank balances and borrows and lends such currencies in its regular course of business. At the end of each accounting period THE’s assets and liabilities are translated into Swiss francs for presentation in its financial statements. The resulting gains or losses are reported as translation gain or loss in THE’s income statement. When we prepare our consolidated financial statements, THE’s Swiss franc balances are translated into U.S. dollars for U.S. GAAP purposes. THE’s translation gains or losses appear as such on our consolidated statement of comprehensive income, as a component of other income.

•THE’s net worth is carried on THE’s books in Swiss francs in accordance with Swiss accounting standards. At the end of each accounting period, THE’s net worth is translated at the then prevailing exchange rate into U.S. dollars and the resulting gain or loss is reported as OCI in our consolidated statement of financial condition and consolidated statement of comprehensive income. To a smaller extent, OCI is also produced by our other non‑U.S. subsidiaries.

Historically, we have taken the approach of not hedging the above exposures, based on the notion that the cost of constantly hedging over the years would amount to more than the random impact of rate changes on our non‑U.S. dollar balances. For instance, an increase in the value of the Swiss franc would be unfavorable to the earnings of THE, but would be counterbalanced to some extent by the fact that the yearly translation gain or loss into U.S. dollars is likely to move in the opposite direction.

Since 2005, we have expanded our market making systems to incorporate cash forex and forex options to hedge our currency exposure at little or no cost, and to hedge our currency exposure throughout each day on a continuous basis. The majority of currency spot positions held as part of our currency diversification strategy are regularly transferred from the market making unit to the parent holding company, IBG LLC, where they are held and reported in the corporate segment.  In connection with the development of our currency diversification strategy, we determined to base our net worth in GLOBALs, a basket of currencies. Periodically, we re‑evaluate the composition of the GLOBAL; in 2011 we expanded the composition of the GLOBAL from six to 16 currencies. The table below shows a comparison of the U.S. dollar equivalent of the GLOBAL as March 31, 2015 and 2014.

		As of 3/31/2014				As of 3/31/2015
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.41	1.0000	0.410	38.0%	1,994	1.0000	0.410	42.2%	2,128	4.2%
EUR	0.17	1.3770	0.234	21.7%	1,139	1.0733	0.182	18.8%	947	-2.9%
JPY	10.00	1.6664	0.050	4.6%	243	1.4818	0.044	4.6%	231	-0.1%
GBP	0.03	0.0097	0.097	9.0%	471	0.0083	0.083	8.6%	432	-0.4%
CAD	0.04	0.9265	0.028	2.6%	135	0.7606	0.023	2.4%	118	-0.2%
BRL	0.08	0.9051	0.036	3.4%	176	0.7886	0.032	3.3%	164	-0.1%
INR	2.00	1.1304	0.034	3.1%	165	1.0282	0.031	3.2%	160	0.0%
CHF	0.03	0.1289	0.032	3.0%	157	0.1290	0.032	3.3%	167	0.3%
HKD	0.25	0.1546	0.014	1.3%	68	0.1159	0.010	1.1%	54	-0.2%
AUD	0.03	0.0766	0.023	2.1%	112	0.0655	0.020	2.0%	102	-0.1%
KRW	28.00	0.1844	0.007	0.7%	36	0.1436	0.006	0.6%	30	-0.1%
MXN	0.30	0.1670	0.010	0.9%	49	0.1241	0.007	0.8%	39	-0.2%
SEK	0.09	0.0009	0.026	2.4%	128	0.0009	0.025	2.6%	131	0.2%
NOK	0.06	0.4402	0.035	3.3%	171	0.3128	0.025	2.6%	130	-0.7%
SGD	0.01	0.0167	0.033	3.1%	162	0.0161	0.032	3.3%	167	0.2%
DKK	0.04	0.7952	0.008	0.7%	39	0.7288	0.007	0.8%	38	0.0%
			1.078	100.0%	5,244		0.971	100.0%	5,038	0.0%

Because we conduct business in many countries and many currencies and we actively manage our global currency exposure by maintaining our equity in GLOBALs, we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company. The U.S. dollar value of the GLOBAL decreased from $1.08 to $ 0.97, or 10%,  at March 31, 2015 as compared to March 31, 2014. At March 31, 2015, approximately 58% of our equity was denominated in currencies other than U.S. dollars.

The effects of our currency diversification strategy appear in two places in the condensed consolidated financial statements: (1) as a component of other income in the condensed consolidated statement of comprehensive income and (2) as OCI in the condensed consolidated statement of financial condition. The full effect of the GLOBAL is captured in the consolidated statement of comprehensive income.

Reported results on a comprehensive basis reflect the U.S. GAAP convention adopted in 2011 that requires the reporting of currency translation results contained in OCI as part of reportable earnings. Previously, currency translation results were reported only as a component of changes in total equity in the condensed consolidated statement of financial condition.

Interest Rate Risk

We had no variable‑rate debt outstanding at March 31, 2015.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies. In a normal rate environment, we typically invest a portion of these funds in U.S. government treasury securities with maturities of up to two years. If interest rates were to increase rapidly and substantially, our net interest income will not increase proportionally with the interest rates, for the portion of the funds invested in the treasury securities with fixed yields.  In addition, the mark-to-market changes in the value of the fixed rate securities will be reflected in other income, instead of net interest income. However, we do not pay interest on individual customer balances below $10 thousand.  Based on customer balances and investments outstanding at March 31, 2015, an increase of 0.5% in the U.S. benchmark interest rates would result in a net increase in our net interest income of approximately $66 million on an annualized basis.  If the benchmark rates were to increase by 1.0% from current levels, our net interest income would increase by approximately $42 million on an annualized basis.  We do not approximate mark to market impact from interest rate changes; if treasury securities whose prices were to fall under these scenarios were held to maturity, then the reduction in net interest income would be temporary, as the securities would mature at par value.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Due to a currently low rate environment, a decrease of benchmark interest rates by 0.05%, would reduce our net interest income by approximately $11 million on an annualized basis.

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

Dividend Risk

We face dividend risk in our market making business as we derive significant revenues and incur significant expenses in the form of dividend income and expense, respectively, from our substantial inventory of equity securities, and must make significant payments in lieu of dividends on short positions in equity securities within our portfolio. Projected future dividends are an important component of pricing equity options and other derivatives, and incorrect projections may lead to trading losses. The amount of these risks cannot be quantified.

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

We expect this kind of exposure to increase with growth in our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off‑balance‑sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of March 31, 2015, we had $17.3 billion in margin credit extended to our customers. The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. As a matter of practice, we enforce real‑time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

Value‑at‑Risk

We estimate VaR using an historical approach, which uses the historical daily price returns of underlying assets as well as estimates of the end of day implied volatility for options. Our one‑day VaR is defined as the unrealized loss in portfolio value that, based on historically observed market risk factors, would have been exceeded with a frequency of one percent, based on a calculation with a confidence interval of 99%.

Our VaR model generally takes into account exposures to equity and commodity price risk and foreign exchange rates.

We use VaR as one of a range of risk management tools. Among their benefits, VaR models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range of varied market risks and portfolio assets. One key element of the VaR model is that it reflects risk reduction due to portfolio diversification or hedging activities. However, VaR has various strengths and limitations, which include, but are not limited to: use of historical changes in market risk factors, which may not be accurate predictors of future market conditions, and may not fully incorporate the risk of extreme market events that are outsized relative to observed historical market behavior or reflect the historical distribution of results beyond the confidence interval; and reporting of losses in a single day, which does not reflect the risk of positions that cannot be liquidated or hedged in one day. A small proportion of market risk generated by trading positions is not included in VaR. The modeling of the risk characteristics of some positions relies on approximations that, under certain circumstances, could produce significantly different results from those produced using more precise measures. VaR is most appropriate as a risk measure for trading positions in liquid financial markets and will understate the risk associated with severe events, such as periods of extreme illiquidity.

The VaR calculation simulates the performance of the portfolio based on several years of the daily price changes of the underlying assets and determines the VaR as the calculated loss that occurs at the 99th percentile.

Since the reported VaR statistics are estimates based on historical data, VaR should not be viewed as predictive of our future revenues or financial performance or of its ability to monitor and manage risk. There can be no assurance that our actual losses on a particular day will not exceed the indicated VaR or that such losses will not occur more than one time in 100 trading days. VaR does not predict the magnitude of losses which, should they occur, may be significantly greater than the VaR amount.

Stress Test

We estimate the market risk to its fixed income portfolio using a risk analysis model provided by a leading external vendor. This stress test is configured to calculate the change in value of each bond in the portfolio over one day in eight scenarios each of which represents a parallel shift of the U.S. Treasury yield curve. The scenarios are shifts of +/−100, +/−200 and +/−300 basis points.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on March 2, 2015.  During our normal course of business, the Company’s regulated operating companies are in discussions with regulators about matters raised during regulatory examinations or otherwise subject to their inquiry.  These matters could result in censures, fines or other sanctions.  Management believes the outcome of any resulting actions will not be material to the Company’s financial condition, results of operations or cash flows.  However, the Company is unable to predict the outcome of these matters.

The Company believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.  Legal reserves have been established in accordance with FASB ASC Topic 450, “Contingencies.”  The ultimate resolution may differ from the amounts reserved.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in under Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 2, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Interactive Brokers Group, Inc. (filed as Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S‑1 filed by the Company on April 4, 2007).**

3.2	Amended bylaws of Interactive Brokers Group, Inc. (filed as Exhibit 3.1 to the Form 8-K filed by the Company on December 22, 2014).**
10.1	Amended and Restated Operating Agreement of IBG LLC (filed as Exhibit 10.1 to the Quarterly Report on Form 10‑Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**
10.2

Form of Limited Liability Company Operating Agreement of IBG Holdings LLC (filed as Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S‑1 filed by the Company on February 12, 2007).**

10.3

Exchange Agreement by and among Interactive Brokers Group, Inc., IBG Holdings LLC, IBG LLC and the Members of IBG LLC (filed as Exhibit 10.3 to the Quarterly Report on Form 10‑Q for the Quarterly Period Ended September 30, 2009 filed by the Company on November 11, 2009).**

10.4

Tax Receivable Agreement by and between Interactive Brokers Group, Inc. and IBG Holdings LLC (filed as Exhibit 10.3 to the Quarterly Report on Form 10‑Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**

10.5

Amended Interactive Brokers Group, Inc. 2007 Stock Incentive Plan (Filed as Exhibit 10.5 to the Annual Report on Form 10-K for the Year Ended December 31, 2014 filed by the Company on March 2, 2015). ** +

10.6	Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan. (filed as Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S‑1 filed by the Company on April 4, 2007).**+
10.7	Interactive Brokers Group, Inc. Amendment to the Exchange Agreement (filed as Exhibit 10.1 to the Form 8‑K filed by the Company on June 6, 2012).**+
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Extension Schema*
101.CAL	XBRL Extension Calculation Linkbase*
101.DEF	XBRL Extension Definition Linkbase*
101.LAB	XBRL Extension Label Linkbase*
101.PRE	XBRL Extension Presentation Linkbase*

**   Previously filed; incorporated herein by reference.

+     These exhibits relate to management contracts or compensatory plans or arrangements.

*     Attached as Exhibit 101 to this Quarterly Report on Form 10‑Q for the quarterly period ending March 31, 2015, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Consolidated Financial Statements tagged in detail levels 1‑4.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERACTIVE BROKERS GROUP, INC.

/s/ Paul J. Brody
Name:	Paul J. Brody
Title:	Chief Financial Officer, Treasurer and Secretary
(Signing both in his capacity as a duly authorized officer and as principal financial officer of the registrant)

Date: May 11,  2015