Form 10-Q
period 2015-06-30
Interactive Brokers Group, Inc.
filed 2015-08-10
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015 OR

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

As of August 6, 2015, there were 63,079,622 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10‑Q FOR THE QUARTER ENDED JUNE 30, 2015

i

PART 1.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	June 30,	December 31,
(in millions, except share amounts)	2015	2014
Assets
Cash and cash equivalents	$1,041	$1,269
Cash and securities - segregated for regulatory purposes	16,762	15,404
Securities borrowed	2,834	3,660
Securities purchased under agreements to resell	148	386
Financial instruments owned, at fair value:
Financial instruments owned	2,289	1,998
Financial instruments owned and pledged as collateral	1,324	1,936
Total financial instruments owned, at fair value	3,613	3,934
Receivables:
Customers, less allowance for doubtful accounts of $125 and $7 as of June 30, 2015 and December 31, 2014	19,002	17,051
Brokers, dealers and clearing organizations	1,205	1,131
Interest	49	37
Total receivables	20,256	18,219
Other assets	505	513
Total assets	$45,159	$43,385
Liabilities and equity
Short-term borrowings	$9	$34
Securities loaned	3,141	3,199
Financial instruments sold, but not yet purchased, at fair value	2,183	2,561
Payables
Customers	33,837	31,796
Brokers, dealers and clearing organizations	376	234
Affiliate	277	277
Accounts payable, accrued expenses and other liabilities	98	95
Interest	4	4
Total payables	34,592	32,406
Total liabilities	39,925	38,200
Commitments, contingencies and guarantees (see Note 11)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 61,073,877 and 58,612,245 shares, Outstanding – 60,216,664 and 58,473,186 shares as of June 30, 2015 and December 31, 2014	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of June 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	667	635
Retained earnings	119	121
Accumulated other comprehensive income, net of income taxes of $0 and $1 as of June 30, 2015 and December 31, 2014	15	12
Treasury stock, at cost, 857,213 and 139,059 shares as of June 30, 2015 and December 31, 2014	(28)	(3)
Total stockholders’ equity	774	766
Noncontrolling interests	4,460	4,419
Total equity	5,234	5,185
Total liabilities and equity	$45,159	$43,385

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except for shares or per share amounts)	2015	2014	2015	2014
Revenues
Trading gains	$67	$64	$129	$169
Commissions and execution fees	157	124	306	261
Interest income	126	96	234	183
Other income (loss)	55	37	(77)	77
Total revenues	405	321	592	690
Interest expense	18	12	33	26
Total net revenues	387	309	559	664
Non-interest expenses
Execution and clearing	59	52	114	106
Employee compensation and benefits	58	53	115	107
Occupancy, depreciation and amortization	11	10	21	20
Communications	7	6	13	12
General and administrative	13	14	29	26
Customer bad debt	(1)	—	138	1
Total non-interest expenses	147	135	430	272
Income before income taxes	240	174	129	392
Income tax expense	19	13	17	30
Net income	221	161	112	362
Less net income attributable to noncontrolling interests	198	146	102	328
Net income available for common stockholders	$23	$15	$10	$34

Earnings per share
Basic	$0.38	$0.27	$0.17	$0.62
Diluted	$0.37	$0.26	$0.17	$0.60
Weighted average common shares outstanding
Basic	59,481,778	56,079,813	58,980,348	55,375,929
Diluted	61,038,926	57,300,230	60,436,914	56,674,666

Comprehensive income
Net income available for common stockholders	$23	$15	$10	$34
Other comprehensive income
Cumulative translation adjustment, before income taxes	4	2	3	2
Income taxes related to items of other comprehensive income	—	—	—	—
Other comprehensive income, net of tax	4	2	3	2
Comprehensive income available for common stockholders	$27	$17	$13	$36

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$198	$146	$102	$328
Other comprehensive income - cumulative translation adjustment	24	9	15	12
Comprehensive income attributable to noncontrolling interests	$222	$155	$117	$340

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in millions)	2015	2014
Cash flows from operating activities
Net income	$112	$362
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Deferred income taxes	2	8
Depreciation and amortization	11	9
Employee stock incentive plans compensation	24	22
Unrealized (gains) losses on other investments, net	(15)	4
Bad debt expense	138	1
Change in operating assets and liabilities
Cash and securities - segregated for regulatory purposes	(1,345)	(1,527)
Securities borrowed	826	(748)
Securities purchased under agreements to resell	238	112
Financial instruments owned, at fair value	321	1,211
Receivables from customers	(2,089)	(1,731)
Other receivables	(87)	87
Other assets	17	(11)
Securities loaned	(58)	(523)
Financial instruments sold, but not yet purchased, at fair value	(378)	369
Payables to customers	2,041	2,092
Other payables	143	59
Net cash used in operating activities	(99)	(204)

Cash flows from investing activities
Purchases of other investments	(36)	(74)
Proceeds from sales of other investments	38	298
Distributions received from and redemptions of equity investments	1	1
Purchase of property and equipment	(20)	(10)
Net cash provided by (used in) investing activities	(17)	215

Cash flows from financing activities
Short-term borrowings, net	(25)	(9)
Dividends paid to stockholders	(12)	(11)
Distributions to noncontrolling interests	(69)	(203)
Excess tax benefit on stock incentive plans	1	—
Repurchases of common stock for employee tax withholdings under stock incentive plans	(25)	—
Payment made under the Tax Receivable Agreement	—	(16)
Net cash used in financing activities	(130)	(239)

Effect of exchange rate changes on cash and cash equivalents	18	15
Net decrease in cash and cash equivalents	(228)	(213)
Cash and cash equivalents at beginning of period	1,269	1,213
Cash and cash equivalents at end of period	$1,041	$1,000

Supplemental disclosures of cash flow information
Cash paid for interest	$32	$25
Cash paid for taxes	$17	$21

Non-cash financing activities
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$27	$27
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(27)	$(27)

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Six Months Ended June 30, 2015 and June 30, 2014

(Unaudited)

	Common Stock					Accumulated
			Additional			Other	Total	Non-
(in millions, except for share amounts)	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2015	58,612,245	$1	$635	$(3)	$121	$12	$766	$4,419	$5,185
Common stock distributed pursuant to stock incentive plans	2,461,632						—		—
Compensation for stock grants vesting in the future			4				4	20	24
Excess tax benefit on stock incentive plans			1				1		1
Repurchases of common stock for employee tax withholdings under stock incentive plans				(25)			(25)		(25)
Dividends paid to stockholders					(12)		(12)		(12)
Distributions from IBG LLC to noncontrolling interests							—	(69)	(69)
Adjustments for changes in proportionate ownership in IBG LLC			27				27	(27)	—
Comprehensive income					10	3	13	117	130
Balance, June 30, 2015	61,073,877	$1	$667	$(28)	$119	$15	$774	$4,460	$5,234

	Common Stock					Accumulated
			Additional			Other	Total	Non-
(in millions, except for share amounts)	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2014	54,788,049	$1	$583	$(3)	$99	$27	$707	$4,385	$5,092
Common stock distributed pursuant to stock incentive plans	2,432,410						—		—
Compensation for stock grants vesting in the future			3				3	19	22
Dividends paid to stockholders					(11)		(11)		(11)
Distributions from IBG LLC to noncontrolling interests							—	(203)	(203)
Adjustments for changes in proportionate ownership in IBG LLC			27				27	(27)	—
Comprehensive income					34	2	36	340	376
Balance, June 30, 2014	57,220,459	$1	$613	$(3)	$122	$29	$762	$4,514	$5,276

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.   Organization and Nature of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 15.0% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker and market maker specializing in executing and clearing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 100 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In the United States of America (“U.S.”), the Company’s business is conducted from its headquarters in Greenwich, Connecticut, from Chicago, Illinois and from Jersey City, New Jersey. Abroad, business is conducted through offices located in Canada, England, Switzerland, Liechtenstein, China (Hong Kong and Shanghai), Japan, India, and Australia. As of June 30, 2015, the Company had 1,020 employees worldwide.

IBG LLC is a Connecticut limited liability company that conducts its business through its operating subsidiaries (collectively, the “Operating Companies”):  Interactive Brokers LLC (“IB LLC”); Interactive Brokers Canada Inc. (“IBC”); Interactive Brokers (U.K.) Limited and its subsidiary, Interactive Brokers (U.K.) Nominee Limited (collectively,  “IBUK”); Interactive Brokers Securities Japan, Inc. (“IBSJ”); Interactive Brokers Hong Kong Limited (“IBHK”); Interactive Brokers (India) Private Limited (“IBI”); Covestor, Inc. and its subsidiary, Covestor Limited (collectively, “Covestor”); Timber Hill LLC (“TH LLC”); Timber Hill Europe AG and its subsidiary, Timber Hill (Liechtenstein) AG (collectively, “THE”); Timber Hill Australia Pty Limited (“THA”); Timber Hill Canada Company (“THC”); Interactive Brokers Financial Products S.A. (“IBFP”); Interactive Brokers Hungary KFT (“IBH”);; Interactive Brokers Software Services Estonia OU (“IBEST”); Interactive Brokers Software Services Russia (“IBRUS”); Interactive Brokers Corp. (“IB Corp”) and IB Exchange Corp. (“IBEC”).

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

Certain of the Operating Companies are members of various securities and commodities exchanges in North America, Europe and the Asia/Pacific region and are subject to regulatory capital and other requirements (see Note 13). IB LLC, IBUK, IBC, IBI, IBHK and IBSJ carry securities accounts for customers or perform custodial functions relating to customer securities.

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

Cash and Securities - Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which have been promulgated to protect customer assets. Securities segregated for regulatory purposes consisted of U.S. Treasury securities of $10.2 billion and $6.7 billion as of June 30, 2015 and December 31, 2014, respectively, and securities purchased under agreements to resell in the amount of $1.0 billion and $3.9 billion as of June 30, 2015 and December 31, 2014, respectively, which amounts approximate fair value.

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

Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased, at Fair Value

Financial instrument transactions are accounted for on a trade date basis. Financial instruments owned and financial instruments sold, but not yet purchased are stated at fair value based upon quoted market prices. The Company’s financial instruments pledged to counterparties where the counterparty has the right, by contract or custom, to sell or repledge the financial instruments are reported as financial instruments owned and pledged as collateral in the condensed consolidated statements of financial condition.

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

Investments

The Company makes certain strategic investments related to its business and accounts for these investments under the cost method of accounting or under the equity method of accounting as required under FASB ASC Topic 323, “Investments - Equity Method and Joint Ventures.”  Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of the Company’s initial investment and are adjusted each period for the Company’s share of the investee’s income or loss. The Company’s share of the income or losses from equity method investments is included in other income in the condensed consolidated statements of comprehensive income. The recorded amounts of the Company’s equity method investments, $37 million as of June 30, 2015 ($37 million as of December 31, 2014), which are included in other assets in the condensed consolidated statements of financial condition, increase or decrease accordingly. Contributions paid to and distributions received from equity method investees are recorded as additions or reductions, respectively, to the respective investment balance.

The Company also holds exchange memberships and investments in equity securities of certain exchanges as required to qualify as a clearing member, and strategic investments in corporate stock that do not qualify for equity method accounting. Such investments, $34 million as of June 30, 2015 ($31 million as of December 31, 2014), are recorded at cost or, if an other‑than‑temporary impairment in value has occurred, at a value that reflects management’s estimate of the impairment, and are also included in other assets in the condensed consolidated statements of financial condition. Dividends received from cost basis investments are included in other income in the condensed consolidated statements of comprehensive income when such dividends are received.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Recently Issued Accounting Pronouncements

Following is a summary of recently issued FASB Accounting Standards Updates (“ASUs”) that have affected or may affect the Company’s condensed consolidated financial statements:

	Affects	Status

ASU 2015-01	Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.

ASU 2015-02	Consolidation (Topic 810): Amendments to the Consolidation Analysis	Effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.

ASU 2015-05	Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement	Effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.

ASU 2015-07	Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)	Effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.

ASU 2015-08

Business Combinations (Topic 805): Pushdown Accounting. Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. Measurement of Certain Transfers Between Entities Under Common Control in the Separate Financial Statements of Each Entity.

Changes will be incorporated into the proposed 2016 U.S. GAAP Taxonomy and finalized as part of the annual release process starting in September 2015.

ASU 2015-10

Technical Corrections and Improvements: This update contains amendments that will affect a wide variety of Topics in the Codification. The amendments in this Update represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.

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

Currency Risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments. The Company manages this risk using spot (i.e., cash) currency transactions, currency futures contracts and currency forward contracts.  As a global market maker trading on exchanges around the world in multiple currencies, the Company is exposed to foreign currency risk. The Company actively manages its currency exposure using hedging strategies that are based on a defined basket of 16 currencies internally referred to as the “GLOBAL.”  These strategies minimize the fluctuation of the Company’s net worth as expressed in GLOBALs, thereby diversifying its risk in alignment with these global currencies, weighted by the Company’s view of their importance.  As the Company’s financial results are reported in U.S. dollars, the change in the value of the GLOBAL as expressed in U.S. dollars affects the Company’s earnings.  The impact of this currency diversification strategy in the Company’s earnings is included in other income in the condensed consolidated statements of comprehensive income.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of June 30, 2015, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.   Equity and Earnings Per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC, approximately 85.0% as of June 30, 2015.  The condensed consolidated financial statements reflect the results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC and its subsidiaries. The noncontrolling interests in IBG LLC attributable to Holdings are reported as a component of total equity in the condensed consolidated statements of financial condition, as described below.

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

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As described previously in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of Holdings’ and IBG, Inc.’s respective ownership of IBG LLC. As of June 30, 2015 and December 31, 2014, 1,000,000,000 shares of Class A common stock were authorized, of which 61,073,877 and 58,612,245 shares have been issued; and 60,216,664 and 58,473,186 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of June 30, 2015 and December 31, 2014, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of June 30, 2015 and December 31, 2014, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock.  These deferred tax assets are included in other assets in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of June 30, 2015 and December 31, 2014, the unamortized balance of these deferred tax assets was $267 million and $279 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid‑in capital arising from stock offerings from the date of the IPO through June 30, 2015 were $427 million, $363 million and $64 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $86 million through June 30, 2015 pursuant to the terms of the Tax Receivable Agreement.

The Exchange Agreement, as amended June 6, 2012, provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from Holdings, which could result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, holders of Holdings member interests are able to request redemption of such member interests over a minimum eight (8) year period following the IPO; 12.5% annually for seven (7) years and 2.5% in the eighth year.  On July 23, 2015, the Exchange Agreement was amended to extend the redemption period past eight (8) years.

At the time of IBG, Inc.’s IPO in 2007, three hundred sixty (360) million shares of authorized common stock were reserved for future sales and redemptions. From 2008 through 2010, Holdings redeemed 5,013,259 IBG LLC shares with a total value of $114 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption these IBG LLC shares were retired. From 2011 through 2014, IBG, Inc. issued 8,025,517 shares of common stock directly to Holdings in exchange for an equivalent number of shares of member interests in IBG LLC.

As a consequence of these redemption transactions, and distribution of shares to employees (see Note 9), IBG, Inc.’s interest in IBG LLC has increased to approximately 15.0%, with Holdings owning the remaining 85.0% as of June 30, 2015.  The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 88.0% as of June 30, 2015.

On July 24, 2015, the Company filed a Supplemental Prospectus on Form 424B5 (File Number 333-192275) with the SEC to issue 2,771,778 shares of common stock in exchange for an equivalent number of shares of member interests in IBG LLC. This issuance of shares increased the Company’s ownership in IBG LLC from 15.0% to 15.7%.

Earnings per Share

Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in millions, except for shares or per share amounts)
Basic earnings per share
Net income available for common stockholders	$23	$15	$10	$34
Weighted average shares of common stock outstanding
Class A	59,481,678	56,079,713	58,980,248	55,375,829
Class B	100	100	100	100
	59,481,778	56,079,813	58,980,348	55,375,929
Basic earnings per share	$0.38	$0.27	$0.17	$0.62

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in millions, except for shares or per share amounts)
Diluted earnings per share
Net income available for common stockholders	$23	$15	$10	$34
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	59,481,678	56,079,713	58,980,248	55,375,829
Potentially dilutive common shares
issuable pursuant to employee stock incentive plans	1,557,148	1,220,417	1,456,566	1,298,737
Class B	100	100	100	100
	61,038,926	57,300,230	60,436,914	56,674,666
Diluted earnings per share	$0.37	$0.26	$0.17	$0.60

Member Distributions and Stockholder Dividends

During the six months ended June 30, 2015,  IBG LLC made distributions totaling $81 million to its members, of which IBG, Inc.’s proportionate share was $12 million. In March and June 2015, the Company paid cash dividends of $0.10 per share of common stock, totaling $6 million and $6 million, respectively.

On July 21, 2015, the Company declared a cash dividend of $0.10 per common share, payable on September 14, 2015 to stockholders of record as of September 1, 2015.

5.   Comprehensive Income

The following table presents comprehensive income and earnings per share on comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in millions, except for shares or per share amounts)
Comprehensive income available for common stockholders	$27	$17	$13	$36

Earnings per share on comprehensive income
Basic	$0.45	$0.30	$0.22	$0.65
Diluted	$0.44	$0.29	$0.21	$0.64
Weighted average common shares outstanding
Basic	59,481,778	56,079,813	58,980,348	55,375,929
Diluted	61,038,926	57,300,230	60,436,914	56,674,666

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

6.   Financial Assets and Financial Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy (see Note 2), financial assets and liabilities, primarily financial instruments owned, at fair value, financial instruments sold, but not yet purchased, at fair value, and other assets and liabilities measured at fair value on a recurring basis as of  June 30, 2015 and December 31, 2014. As required by ASC Topic 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the respective fair value measurement.

	Financial Assets At Fair Value as of June 30, 2015

	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$10,198	$—	$—	$10,198
Financial instruments owned, at fair value
Stocks	2,075	—	—	2,075
Options	1,171	—	—	1,171
Warrants and discount certificates	34	—	—	34
U.S. and foreign government securities	332	—	—	332
Currency forward contracts	—	1	—	1
Total financial instruments owned, at fair value	3,612	1	—	3,613
Other fair value investments, included in other assets
Stocks and options	38	—	—	38
Currency forward contracts	—	2	—	2
Corporate and municipal bonds	—	3	—	3
Total other fair value investments, included in other assets	38	5	—	43
Total financial assets at fair value	$13,848	$6	$—	$13,854

	Financial Liabilities At Fair Value as of June 30, 2015
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$1,009	$—	$—	$1,009
Options	1,170	—	—	1,170
Warrants and discount certificates	2	—	—	2
Currency forward contracts	—	2	—	2
Total financial instruments sold, but not yet purchased, at fair value	2,181	2	—	2,183
Other fair value liabilities, included in accounts payable, accrued expenses and other liabilities
Stocks and options	10	—	—	10
Total other fair value liabilities, included in accounts payable, accrued expenses and other liabilities	10	—	—	10
Total financial liabilities at fair value	$2,191	$2	$—	$2,193

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Assets At Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Securities segregated for regulatory purposes	$6,681	$—	$—	$6,681
Financial instruments owned, at fair value
Stocks	2,553	—	—	2,553
Options	1,209	—	—	1,209
Warrants and discount certificates	72	—	—	72
U.S. and foreign government securities	98	—	—	98
Currency forward contracts	—	2	—	2
Total financial instruments owned, at fair value	3,932	2	—	3,934
Other fair value investments, included in other assets
Stocks and options	39	—	—	39
Currency forward contracts	—	1	—	1
Corporate and municipal bonds	—	4	—	4
Total other fair value investments, included in other assets	39	5	—	44
Total financial assets at fair value	$10,652	$7	$—	$10,659

	Financial Liabilities At Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$1,356	$—	$1	$1,357
Options	1,193	—	—	1,193
Warrants and discount certificates	1	—	—	1
Currency forward contracts	—	10	—	10
Total financial instruments sold, but not yet purchased, at fair value	2,550	10	1	2,561
Other fair value liabilities, included in accounts payable, accrued expenses and other liabilities
Stocks and options	8	—	—	8
Total other fair value liabilities, included in accounts payable, accrued expenses and other liabilities	8	—	—	8
Total financial liabilities at fair value	$2,558	$10	$1	$2,569

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

During the quarter ended December 31, 2014, the Company stopped trading fixed-income securities and liquidated all its fixed-income positions.  As a result, there were no transfers between levels for financial instruments owned and sold, but not yet purchased, at fair value during the six months ended June 30, 2015.

During the six months ended June 30, 2014, the Company reclassified approximately $1 million of financial instruments owned, at fair value from Level 1 to Level 2 and reclassified approximately $2 million from Level 2 to Level 1. Financial instruments sold, but not yet purchased, at fair value of approximately $1 million were reclassified from Level 1 to Level 2 and approximately $5 million were reclassified from Level 2 to Level 1.  The Company reclassified approximately $2 million of other fair value investments, included in other assets, from Level 1 to Level 2.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in millions)
Equities	$70	$57	$121	$152
Fixed income	—	6	—	12
Foreign exchange	(3)	1	8	5
Total trading gains, net	$67	$64	$129	$169

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

	June 30, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$1,041	$1,041	$1,041	$-	$-
Cash and securities segregated for regulatory purposes	6,564	6,564	5,523	1,041	-
Securities borrowed	2,834	2,834	-	2,834	-
Securities purchased under agreements to resell	148	148	-	148	-
Receivables from customer	19,002	19,002	-	19,002	-
Receivables from broker, dealers, and clearing organizations	1,205	1,205	-	1,205	-
Interest receivable	49	49	-	49	-
Other assets	29	52	-	52	-
Total financial assets, not measured at fair value	$30,872	$30,895	$6,564	$24,331	$—

Financial liabilities, not measured at fair value
Short-term borrowings	$9	$9	$-	$9	$-
Securities loaned	3,141	3,141	-	3,141	-
Payables to customer	33,837	33,837	-	33,837	-
Payables to brokers, dealers and clearing organizations	376	376	-	376	-
Interest payable	4	4	-	4	-
Total financial liabilities, not measured at fair value	$37,367	$37,367	$—	$37,367	$—

	December 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$1,269	$1,269	$1,269	$-	$-
Cash and securities segregated for regulatory purposes	8,723	8,723	4,849	3,874	-
Securities borrowed	3,660	3,660	-	3,660	-
Securities purchased under agreements to resell	386	386	-	386	-
Receivables from customer	17,051	17,051	-	17,051
Receivables from broker, dealers, and clearing organizations	1,131	1,131	-	1,131	-
Interest receivable	37	37	-	37	-
Other assets	30	55	-	55	-
Total financial assets, not measured at fair value	$32,287	$32,312	$6,118	$26,194	$—

Financial liabilities, not measured at fair value
Short-term borrowings	$34	$34	$-	$34	$-
Securities loaned	3,199	3,199	-	3,199	-
Payables to customer	31,796	31,796	-	31,796	-
Payables to brokers, dealers and clearing organizations	234	234	-	234	-
Interest payable	4	4	-	4	-
Total financial liabilities, not measured at fair value	$35,267	$35,267	$—	$35,267	$—

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

The following tables sets forth the netting of financial assets and of financial liabilities as of June 30, 2015 and December 31, 2014.

	June 30, 2015
		Amounts Offset	Net Amounts	Amounts Not Offset in
		in the Condensed	Presented in	the Condensed
		Consolidated	the Condensed	Consolidated Statement
		Statement of	Consolidated	of Financial Condition
	Gross Amounts	Financial	Statement of	Cash or Financial
	of Recognized	Condition	Financial Condition	Instruments	Net Exposure
		Consolidated	the Condensed	Consolidated Statement
	(in millions)
Offsetting of Financial Assets
Securities segregated for regulatory purposes—purchased under agreements to resell	$1,041 [1]	$—	$1,041	$(1,041)	$—
Securities borrowed	2,834	—	2,834	(2,748)	86
Securities purchased under agreements to resell	148	—	148	(148)	—
Financial Instruments owned, at fair value
Options	1,171	—	1,171	(1,072)	99
Warrants and discount certificates	34	—	34	(2)	32
Currency forward contracts	1	—	1	—	1
Total	$5,229	$—	$5,229	$(5,011)	$218

	(in millions)
Offsetting of Financial Liabilities
Securities loaned	$3,141	$—	$3,141	$(3,141)	$—
Financial instruments sold, but not yet purchased, at fair value
Options	1,170	—	1,170	(1,072)	98
Warrants and discount certificates	2	—	2	(2)	—
Currency forward contracts	2	—	2	—	2
Total	$4,315	$—	$4,315	$(4,215)	$100

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2014
		Amounts Offset	Net Amounts	Amounts Not Offset in
		in the Condensed	Presented in	the Condensed
		Consolidated	the Condensed	Consolidated Statement
		Statement of	Consolidated	of Financial Condition
	Gross Amounts	Financial	Statement of	Cash or Financial
	of Recognized	Condition	Financial Condition	Instruments	Net Exposure

	(in millions)
Offsetting of Financial Assets
Securities segregated for regulatory purposes—purchased under agreements to resell	$3,874 [1]	$—	$3,874	$(3,874)	$—
Securities borrowed	3,660	—	3,660	(3,564)	96
Securities purchased under agreements to resell	386	—	386	(386)	—
Financial Instruments owned, at fair value
Options	1,209	—	1,209	(1,147)	62
Warrants and discount certificates	72	—	72	(1)	71
Currency forward contracts	2	—	2	—	2
Total	$9,203	$—	$9,203	$(8,972)	$231

	(in millions)
Offsetting of Financial Liabilities
Securities loaned	$3,199	$—	$3,199	$(3,183)	$16
Financial instruments sold, but not yet purchased, at fair value
Options	1,193	—	1,193	(1,147)	46
Warrants and discount certificates	1	—	1	(1)	—
Currency forward contracts	10	—	10	—	10
Total	$4,403	$—	$4,403	$(4,331)	$72

(1)

As of June 30, 2015 and December 31, 2014, the Company had $1.0 billion and $3.9 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Cash and securities—segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

Secured Financing Transactions—Maturities and Collateral Pledged

The following table presents gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged.

	June 30, 2015
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total
	(in millions)
Securities Loaned
Stocks	$3,126	$-	$-	$-	$3,126
Corporate bonds	15	-	-	-	15
Total	$3,141	$-	$-	$-	$3,141

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of  June 30, 2015 and December 31, 2014,  approximately $19.0 billion and $17.1 billion, respectively, of customer margin loans were outstanding.

The following table summarizes the amounts related to collateralized transactions as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)
Securities lending transactions	$10,799	$1,957	$10,907	$2,366
Securities purchased under agreements to resell transactions (1)	1,187	1,187	4,260	4,260
Customer margin assets	18,016	6,354	14,933	5,740
	$30,002	$9,498	$30,100	$12,366

(1)

As of  June 30, 2015,  $1.0 billion or 88% (as of  December 31, 2014, $3.9 billion, or 91%), of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of June 30, 2015 and December 31, 2014, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

Financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, as of  June 30, 2015 and December 31, 2014 are presented in the following table:

	June 30,	December 31,
	2015	2014

	(in millions)
Stocks	$1,005	$1,860
U.S. and foreign government obligations	319	76
	$1,324	$1,936

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

8. Other Income

As described in Note 2, in the fourth quarter of 2014, nearly all of the currency translation gains and losses related to the Company’s currency diversification strategy were reclassified from trading gains to other income.  Prior period amounts have been reclassified to conform to the current presentation. The components of other income for the three and six months ended June 30, 2015 and 2014 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in millions)
Payments for order flow	$4	$6	$8	$14
Market data fees	6	7	13	14
Account activity fees	4	4	8	7
Risk exposure fees	7	—	11	—
Gains (losses) on other investments, net	3	(2)	35	(2)
Gains (losses) from currency diversification strategy, net	25	19	(162)	41
Other, net	6	3	10	3
	$55	$37	$(77)	$77

Payments for order flow are earned from various options exchanges based upon options trading volume originated by the Operating Companies. Market data fees are charged to customers based upon market data services provided and are largely offset by the related cost to obtain the underlying market data from third party vendors.  Gains and losses on other investments are generated from investments in securities that are not held for the Company’s market making operations or from securities that are subject to restrictions, and include the Company’s interests in the earnings of equity method investees and dividends received on cost‑basis investments.  Risk exposure fees are earned from a small minority of customers’ accounts with positions on which market risk exceeds certain thresholds.

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

During the second quarter of 2015, this plan was terminated as the Company fully paid its remaining obligation to employees.   Therefore, at June 30, 2015, the Company had no payable to employees for ROI Dollar Units.  As of December 31, 2014, payable to employees for ROI Dollar Units was $3 million and is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.

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

As of December 31, 2012, compensation costs for the ROI Unit Stock Plan had been fully accrued.  As of June 30, 2015, the Company has 6,489 shares of common stock remaining to be distributed to former employees under the ROI Unit Stock Plan.

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

As a result of the Company’s organizational structure, a description of which can be found on page 4 of the Company’s 2014 Annual Report on Form 10-K, filed with the SEC, in Part I Item 1, there is no dilutive effect upon ownership of common stockholders of issuing shares under the Stock Incentive Plan.  The issuances do not dilute the book value of the ownership of common stockholders since the restricted stock units are granted at market value, and upon their vesting and the related issuance of shares of common stock, the ownership of the IBG, Inc. in IBG LLC, increases proportionately to the shares issued. As a result of such proportionate increase in share ownership, the dilution upon issuance of common stock is borne by IBG LLC’s majority member (i.e., noncontrolling interest), Holdings, and not by IBG, Inc. or its common stockholders.   Additionally, dilution of earnings that may take place after issuance of common stock is reflected in EPS reported in the Company’s financial statements.  The EPS dilution can be neither estimated nor projected, but historically it has not been material.

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

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $24 million and $22 million for the six months ended June 30, 2015 and 2014, respectively. Estimated future compensation costs for unvested awards, net of forfeiture credits, as of June 30, 2015 are $29 million.

The following summarizes the Stock Incentive Plan and ROI Unit Stock Plan activities for the six months ended June 30, 2015:

	Stock
	Incentive Plan	ROI Unit
	("SIP")	Stock Plan
	Shares	Shares
Balance, December 31, 2014	10,376,800	9,614
Granted	—	—
Forfeited	(96,847)	—
Distributed	(2,461,632)	(3,125)
Balance, June 30, 2015	7,818,321	6,489

Awards granted under the stock plans are subject to forfeiture in the event a participant ceases employment with the Company. The stock plans provide that participants who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post‑employment provisions will forfeit 50% of unvested previously granted awards unless the participant is over the age of 59, in which case the participant would be eligible to receive 100% of unvested awards previously granted. Distributions of remaining awards granted on or before January 1, 2009 to former participants will occur within 90 days of the anniversary of the termination of employment date over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year. Distributions of remaining awards granted on or after January 1, 2010 to former participants will occur over the remaining vesting schedule applicable to each grant. Through June 30, 2015, a total of 306,059 shares have been distributed under these post‑employment provisions. These distributions are included in the table above.

10. Income Taxes

Income tax expense for the six months ended June 30, 2015 and 2014 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC.  These noncontrolling interests are subject to U.S. taxation as partnerships.  Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners.  Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

As of and for the six months ended June 30, 2015 and 2014,  the Company had no unrecognized tax and no valuation allowances on deferred tax assets were required. The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of June 30, 2015, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2010, and to non-U.S. income tax examinations for tax years prior to 2006.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2015, accumulated earnings held by non‑U.S. subsidiaries totaled $1.0 billion (as of December 31, 2014 $1.0 billion). Of this amount, approximately $0.4 billion (as of December 31, 2014 $0.4 billion) is attributable to earnings of the Company’s foreign subsidiaries that are considered “pass‑through” entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for U.S. tax purposes and when they are remitted. With respect to certain of these subsidiaries’ accumulated earnings (approximately $0.3 billion and $0.3 billion as of June 30, 2015 and December 31, 2014, respectively), repatriation would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution. The Company has not provided for its proportionate share of these additional foreign taxes as it does not intend to repatriate these earnings in the foreseeable future. For the same reason, the Company has not provided deferred U.S. tax on cumulative translation adjustments associated with these earnings.

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

11. Commitments, Contingencies and Guarantees

Claims Against Customers

On January 15, 2015, due to the sudden move in the value of the Swiss franc that followed an unprecedented action by the Swiss National Bank, several of the Company's customers who held currency futures and spot positions suffered losses in excess of their deposits with the Company.  The Company took immediate action to hedge its exposure to the foreign currency receivables from these customers. The Company estimates the losses related to this event, net of hedging activity, to be approximately $119 million. The Company is actively pursuing collection of the debts. The ultimate effect of this incident on the Company's results will depend upon the outcome of the Company's debt collection efforts.

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of June 30, 2015 and 2014, reserves provided for potential losses related to litigation matters were not material.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On June 2, 2014, the Defendants filed a motion to stay the Litigation pursuant to Section 18(b) of the America Invents Act in light of petitions for Covered Business Method (“CBM”) Review on five asserted patents filed with the U.S. Patent and Trademark Office (“USPTO”) by other defendants in the consolidated cases. Some of the other defendants have similarly requested a stay in light of such petitions.  On December 2, 2014, the USPTO issued decisions instituting CBM Review on four of the asserted patents for which CBM petitions were filed, declining to institute CBM Review on one of the asserted patents. The District Court granted the stay request, which Trading Technologies is appealing.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three months ended June 30, 2015 and 2014, and to total assets as of June 30, 2015 and December 31, 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in millions)
Net revenues
Electronic brokerage	$288	$222	$578	$446
Market making	72	71	139	182
Corporate and eliminations	27	16	(158)	36
Total net revenues	$387	$309	$559	$664
Income before taxes
Electronic brokerage	$188	$132	$239	$267
Market making	30	26	57	92
Corporate and eliminations	22	16	(167)	33
Total income before income taxes	$240	$174	$129	$392

	June 30,	December 31,
	2015	2014

	(in millions)
Segment Assets
Electronic brokerage	$40,936	$38,280
Market making	10,146	12,173
Corporate and eliminations	(5,923)	(7,068)
Total assets	$45,159	$43,385

The Company operates its automated global business in the U.S. and international markets on more than 100 electronic exchanges and market centers. A significant portion of the Company’s net revenues are generated by subsidiaries operating outside the U.S.  International operations are comprised of electronic brokerage and market making activities in 24 countries in Europe, Asia and the Americas (outside the U.S.).  In the first quarter of this year, the Company changed the presentation of its geographic segments, moving the companies and eliminations that were in the corporate segment to their respective geographic region.  To provide meaningful comparison, prior period amounts have been reclassified for this change in presentation.  The following table presents total net revenues and income before income taxes by geographic area for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in millions)
Net revenues
United States	$310	$252	$379	$529
International	77	57	180	135
Total net revenues	$387	$309	$559	$664
Income before income taxes
United States	$208	$165	$43	$353
International	32	9	86	39
Total income before income taxes	$240	$174	$129	$392

13. Regulatory Requirements

As of June 30, 2015, aggregate excess regulatory capital for all of the Operating Companies was $3.3 billion.

IB LLC and TH LLC are subject to the Uniform Net Capital Rule (Rule 15c3‑1) under the Exchange Act and the Commodities and Futures Trading Commission’s minimum financial requirements (Regulation 1.17), and THE is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement. Additionally, IBHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, THA is subject to the Australian Stock Exchange liquid capital requirement, THLI is subject to the

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Financial Market Authority Liechtenstein eligible capital requirements, THC and IBC are subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, IBUK is subject to the U.K. Financial Conduct Authority  Capital Requirements Directive, IBI is subject to the National Stock Exchange of India net capital requirements and IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements. The following table summarizes capital, capital requirements and excess regulatory capital.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$2,341	$304	$2,037
TH LLC	400	60	340
THE LLC	600	185	415
Other regulated Operating Companies	506	39	467
	$3,847	$588	$3,259

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain entities within the Company are subject to other regulatory restrictions and requirements.

As of June 30, 2015,  all of the regulated Operating Companies were in compliance with their respective regulatory capital requirements.

14. Related Party Transactions

Receivable from affiliate, reported in other assets in the condensed consolidated statement of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the condensed consolidated statements of financial condition as of June 30, 2015 and December 31, 2014 were accounts receivable from directors, officers and their affiliates of $93 million and $152 million and payables of $986 million and $274 million, respectively.  The Company may extend credit to these related parties in connection with margin loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

15. Subsequent Events

As required by FASB ASC Topic 855, “Subsequent Events”, the Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date the condensed consolidated financial statements were issued.

Except as disclosed in Note 4, no recordable or disclosable events occurred.

****

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

Introduction

IBG, Inc. (the “Company”) is a holding company whose primary asset is its ownership of approximately 15.0% of the membership interests in IBG LLC.  The remaining approximately 85.0% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder, Chairman and Chief Executive Officer, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members.  The below table shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of June 30, 2015.

	Public	Holdings	Total
Ownership %	15.0%	85.0%	100.0%
Membership interests	60,944,432	346,062,282	407,006,714

We are an automated global electronic broker and market maker.  We custody and service accounts for hedge and mutual funds, Registered Investment Advisors, proprietary trading groups, introducing brokers and individual investors.  We specialize in routing orders and executing and processing trades in securities, futures and foreign exchange instruments on more than 100 electronic exchanges and market centers around the world. Since our inception in 1977, we have focused on developing proprietary software to automate broker‑dealer functions. The advent of electronic exchanges in the last 25 years has provided us with the opportunity to integrate our software with an increasing number of exchanges and trading venues into one automatically functioning, computerized platform that requires minimal human intervention.

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

•Electronic Brokerage.  We conduct our electronic brokerage business through our Interactive Brokers (“IB”) subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on the technology originally developed for our market making business, our systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account. We offer our customers access to all classes of tradable, primarily exchange‑listed products, including stocks, bonds, options, futures, forex and mutual funds traded on more than 100 electronic exchanges and market centers in 24 countries around the world and 21 currencies, seamlessly.  The emerging complexity of multiple trading venues provided us with the opportunity of building and continuously adapting our order routing software to secure excellent execution prices.  This has become our major focus.

Our customer base is diverse, with respect to geography and segments.  Currently, more than half of our customers are located outside the U.S., residing in over 190 countries.  More than 50% of our customers’ equity is from institutional accounts, including hedge funds, financial advisors, proprietary trading desks and introducing brokers.  We have developed specialized products and services that have been successful in attracting these accounts.  For example, we offer prime brokerage services, including capital introduction and securities lending to hedge funds; and our model portfolio technology, automated share allocation and rebalancing tools are particularly attractive to financial advisors.  We provide a host of analytical tools such as the Probability LabR, which allows our customers to analyze option strategies under various market assumptions.  The IB Investors’ MarketplaceSM allows wealth advisors to search for money managers and assign them to client accounts based on their investment strategy.  In addition, IB EmployeeTrackSM is widely used by compliance officers of financial institutions to streamline the process of tracking their employees’ brokerage activities.

•Market Making.  We conduct our market making business mainly through our Timber Hill subsidiaries. As one of the largest market makers on many of the world’s leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over one million tradable, exchange‑listed products. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time. Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, thus minimizing the risk of our portfolio at all times. This real‑time rebalancing of our portfolio, together with our real‑time proprietary risk management system, enables us to curtail risk and to be profitable in both up‑market and down‑market scenarios.  In the past several years our market making business has suffered from competitive pressures and along with the rapid increase of our electronic brokerage business, its significance has diminished.

The operating business segments are supported by our corporate segment which provides centralized services and executes our currency diversification strategy.

Executive Overview

Second Quarter Results: Diluted earnings per share were $0.37 for the quarter ended June 30, 2015 (“current quarter”), compared to diluted earnings per share of $0.26 for the quarter ended June 30, 2014 (“prior year quarter”). The calculation of diluted earnings per share is detailed in Note 4 to the condensed consolidated financial statements elsewhere in this report.

On a comprehensive basis, which includes other comprehensive income (“OCI”), diluted earnings per share were $0.44 for the current quarter, compared to diluted earnings per share of $0.29 for the prior year quarter.

In connection with our currency diversification strategy, we have determined to base our net worth in GLOBALs, a basket of 16 major currencies in which we hold our equity. As a result, as of June 30, 2015, approximately 58% of our equity is denominated in currencies other than U.S. dollar. In the current quarter, our currency diversification strategy increased our comprehensive earnings by $53 million, as the U.S. dollar value of the GLOBAL increased by approximately 1.0%. The effects of our currency diversification strategy are reported as components of (1) other income in the condensed consolidated statement of comprehensive income and (2) as OCI in the condensed consolidated statement of financial condition and the condensed consolidated statement of comprehensive income.  The full effect of the GLOBAL is captured in comprehensive income.

Consolidated: For the current quarter, our net revenues were $387 million and the income before income taxes was $240 million, compared to net revenues of $309 million and income before income taxes of $174 million in the prior year quarter.  The increase in net income was mainly driven by commission and executions fees, which increased $33 million, or 27%, and net interest income, which increased $24 million, or 29%; partially offset by execution and clearing expense which increased $7 million, or 13%, and employee compensation expense, which increased $5 million, or 9%, in the current quarter. Our pre-tax profit margin for the current quarter was 62%, compared to 56% in the prior year quarter. For the current quarter, electronic brokerage accounted for 86% and market making accounted for 14% of the combined income before income taxes.

Electronic Brokerage:  For the current quarter, income before income taxes in our electronic brokerage segment increased by 42% compared to the prior year quarter, mainly due to higher commissions and execution fees, which increased by 27% on higher customer trade volumes, and higher net interest income, which increased by 34%, driven by higher customer margin borrowings and customer cash balances which were invested in interest-bearing instruments (e.g., U.S. government securities). Pre-tax profit margin increased to 65% from 59% in the prior year quarter. Customer accounts grew 18% and customer equity increased 22% from the prior year quarter. Total Daily Average Revenue Trades (“DARTs”) for cleared and execution‑only customers increased 16% to 616 thousand in the current quarter, compared to 529 thousand in the prior year quarter.

Market Making: For the current quarter, income before income taxes in our market making segment increased 15% compared to the prior year quarter, as trading gains were favorably impacted by slightly higher volatility levels and expenses declined on lower employee compensation expense as we continue to reduce employees in our market making segment. Pre-tax profit margin increased to 42% from 37% in the prior year quarter.

Six Month Results: Diluted earnings per share were $0.17 for the six months ended June 30, 2015 (“current six month period”), compared to diluted earnings per share of $0.60 for the six months ended June 30, 2014 (“prior year six month period”). The calculation of diluted earnings per share is detailed in Note 4 to the condensed consolidated financial statements elsewhere in this report.

On a comprehensive basis, which includes OCI, diluted earnings per share were $0.21 for the current six month period, compared to diluted earnings per share of $0.64 for the prior year six month period.

The results for the current six month period were negatively impacted by a $119 million net loss due to the sudden move in the value of the Swiss franc, as described below; and a $144 million loss on our currency diversification strategy due to the strengthening of the U.S. dollar against other major currencies.   At June 30, 2015 the value of the GLOBAL as measured in U.S. Dollars decreased approximately 9%, compared to June 30, 2014.

Consolidated: For the current six month period, our net revenues were $559 million and the income before income taxes was $129 million, compared to net revenues of $664 million and income before income taxes of $392 million in the prior year six month period.  The decrease in net income was mainly driven by losses on our currency diversification strategy and the sudden move in the value of the Swiss franc, as described below, and lower trading gains, which decreased $40 million, or 24%; offset by higher commissions and execution fees, which increased $45 million, or 17%, and net interest income, which increased $44 million, or 28%. Our pre-tax profit margin for the current six month period was 23%, compared to 59% in the prior year six month period.

For the current six month period, excluding the effects of our currency diversification strategy and the Swiss franc related customer losses, our core results as compared to the prior year six month period on the same basis were as follows: net revenues were $703 million, up 10%; non-interest expenses were $293 million, up 8%; and income before income taxes was $410 million, up 11%.

Electronic Brokerage:  For the current six month period, income before income taxes in our electronic brokerage segment decreased by 10% compared to the prior year six month period, mainly due to unsecured customer losses caused by the sudden move in the value of the Swiss franc as further described below. Commissions and execution fees increased by 17% on higher customer trade volumes, and net interest income increased by 34% from the prior year six month period, driven by higher customer margin borrowings and customer cash balances which were invested in interest-bearing instruments (e.g., U.S. government securities).  Pre-tax profit margin decreased to 41% from 60% in the prior year six month period. Customer accounts grew 18% and customer equity increased 22% from the prior year six month period. Total DARTs for cleared and execution‑only customers increased 14% to 632 thousand in the current six month period, compared to 555 thousand in the prior year six month period.

Sudden Move in the Value of the Swiss Franc

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, on January 15, 2015, due to the sudden move in the value of the Swiss franc that followed an unprecedented action by the Swiss National Bank, several of our customers who held currency futures and spot positions suffered losses in excess of their deposits with us. We took immediate action to hedge our exposure to the foreign currency receivables from these customers. During the first quarter of 2015, we incurred losses, net of hedging activity, of $119 million. We are actively pursuing collection of these debts. The ultimate effect of this incident on our results will depend upon the outcome of our debt collection efforts.

Market Making: For the current six month period, income before income taxes in our market making segment decreased 38% compared to the prior year six month period, as trading gains continue to reflect the impact of intense competition and low volatility levels, despite volatility levels being slightly higher compared to the prior year six month period. Pre-tax profit margin decreased to 41% from 51% in the prior year six month period.

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

Trading Volumes

The following tables present historical trading volumes for our business. However, volumes are not the only drivers in our business.

TRADE VOLUMES:

(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2012	60,421		150,000		16,118		226,540		904
2013	65,320	8%	173,849	16%	18,489	15%	257,658	14%	1,029
2014	64,530	-1%	206,759	19%	18,055	-2%	289,344	12%	1,155

2Q2014	14,897		48,622		4,290		67,809		1,076
2Q2015	14,852	0%	58,458	20%	4,060	-5%	77,370	14%	1,228

1Q2015	15,404		58,208		4,581		78,193		1,282
2Q2015	14,852	-4%	58,458	0%	4,060	-11%	77,370	-1%	1,228

CONTRACT AND SHARE VOLUMES:

(in 000’s, except %)

TOTAL

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2012	698,140		98,801		65,872,960
2013	659,673	-6%	121,776	23%	95,479,739	45%
2014	631,265	-4%	123,048	1%	153,613,174	61%

2Q2014	144,635		28,774		35,891,325
2Q2015	144,188	0%	34,661	20%	60,255,458	68%

1Q2015	154,289		33,612		35,336,325
2Q2015	144,188	-7%	34,661	3%	60,255,458	71%

MARKET MAKING

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2012	457,384		12,660		9,339,465
2013	404,490	-12%	18,184	44%	12,849,729	38%
2014	344,741	-15%	15,668	-14%	12,025,822	-6%

2Q2014	78,641		4,088		2,836,471
2Q2015	74,533	-5%	3,652	-11%	4,270,738	51%

1Q2015	83,013		3,408		2,969,719
2Q2015	74,533	-10%	3,652	7%	4,270,738	44%

Notes:

(1)	Futures contract volume includes options on futures

BROKERAGE TOTAL

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2012	240,756		86,141		56,533,495
2013	255,183	6%	103,592	20%	82,630,010	46%
2014	286,524	12%	107,380	4%	141,587,352	71%

2Q2014	65,994		24,686		33,054,854
2Q2015	69,655	6%	31,009	26%	55,984,720	69%

1Q2015	71,276		30,204		32,366,606
2Q2015	69,655	-2%	31,009	3%	55,984,720	73%

BROKERAGE CLEARED

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2012	144,539		84,794		54,371,351
2013	180,660	25%	101,732	20%	78,829,785	45%
2014	225,662	25%	106,074	4%	137,153,132	74%

2Q2014	50,732		24,262		32,041,810
2Q2015	57,867	14%	30,717	27%	55,144,248	72%

1Q2015	58,537		29,824		31,418,644
2Q2015	57,867	-1%	30,717	3%	55,144,248	76%

Notes:

(1)	Futures contract volume includes options on futures

BROKERAGE STATISTICS:

(in 000’s, except % and where noted)

Year over Year	2Q2015	2Q2014	% Change
Total Accounts	310	262	18%
Customer Equity (in billions) *	$66.0	$53.9	22%

Cleared DARTs	565	484	17%
Total Customer DARTs	616	529	16%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$4.31	$4.00	8%
DART per Avg. Account (Annualized)	469	473	-1%
Net Revenue per Avg. Account (Annualized)	$3,749	$3,360	12%

Consecutive Quarters	2Q2015	1Q2015	% Change
Total Accounts	310	296	5%
Customer Equity (in billions) *	$66.0	$61.2	8%

Cleared DARTs	565	590	-4%
Total Customer DARTs	616	648	-5%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$4.31	$4.05	6%
DART per Avg. Account (Annualized)	469	513	-9%
Net Revenue per Avg. Account (Annualized)	$3,749	$4,079	-8%

*     Excludes non‑customers.

Business Environment

The operating environment for our electronic brokerage business continued to exhibit positive trends in the current quarter.  Rising investor optimism, modest valuation gains in the equity markets over the last year, and brief periods of increased volatility contributed to the favorable operating environment.

We maintained our position as the largest U.S. electronic broker as measured by number of customer revenue trades.  Customer trading volumes increased 18% over the prior year quarter, driving a 27% increase in commission and execution fees. This growth was most pronounced in stocks and futures trading.  Market values continued to rise as U.S. indexes added to their gains from 2014, with the S&P 500 Index climbing 5% over its prior year quarter level, though relatively unchanged for the current quarter.

New customer account growth continued to gain momentum as total customer accounts increased 18% to 310,000 accounts, from the prior year quarter.  Institutional customers, such as hedge funds, mutual funds, introducing brokers, proprietary trading groups and financial advisors, comprised approximately 43% of total accounts and approximately 63% of total customer equity at the end of the current quarter. Average equity per account increased by 4%, to $214 thousand, compared to the prior year quarter. Our customer base is geographically diversified. Our customers reside in over 190 countries and over 50% of new customers came from outside the U.S.

Customers continued to take advantage of our low margin lending rates, which are tied to benchmark rates, such as the Federal Funds rate in the U.S.  In the current quarter, our customers paid 0.5% to 1.6% for their USD margin loans with us. This drove growth of our margin balances to a record high of $19.0 billion, an increase of 23% over the prior year quarter. As a result, the electronic brokerage net interest income grew 34% compared to the prior year quarter.

Market making segment results increased in the current quarter due to a modest increase in volatility levels, which contributed to slightly higher trading gains.

The following is a summary of the key profit drivers that affect our business and how they compared to the prior year quarter:

Global trading volumes.  According to data received from exchanges worldwide, volumes in exchange‑listed equity‑based options increased by approximately 25% globally, but decreased 3% in the U.S. for the current quarter, as compared to the prior year quarter.  During the current quarter we accounted for approximately 7.0% (8.7% in the prior year quarter)  of the exchange‑listed equity‑based options (including options on ETFs and stock index products) volume traded worldwide and approximately 10.8 (11.4%  in the prior year quarter) of exchange‑listed equity‑based options volume traded in the U.S. It is important to note that this metric is not directly correlated with our profits.

Volatility.  Our market making profits are generally correlated with market volatility since we typically maintain an overall long volatility position, which protects us against a severe market dislocation in either direction. Based on the Chicago Board Options Exchange Volatility Index (“VIX®”), the average volatility remained at low levels, averaging 13.7 in current quarter, a 7% increase from the average in the prior year quarter.

The ratio of actual to implied volatility is also meaningful to our results, since the cost of hedging our positions is based on implied volatility, while our trading profits are, in part, based on actual market volatility.   A higher ratio is generally favorable and a lower ratio generally has a negative effect on our trading gains. This ratio averaged approximately 74% during the current quarter,  slightly higher than the average of 73% in the prior year quarter.

Currency fluctuations. As a global electronic broker and market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in the GLOBAL, in order to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Since we report our financial results in U.S. dollars, the change in the value of the GLOBAL to the U.S. dollar affects our earnings. The value of the GLOBAL, as measured in U.S. dollars, during the current quarter increased 1% compared to its value at March 31, 2015, and as a result had a positive impact on our comprehensive earnings for the current quarter. A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in millions, except share and per share data)
Revenues:
Trading gains (1)	$67	$64	$129	$169
Commissions and execution fees	157	124	306	261
Interest income (1)	126	96	234	183
Other income (loss) (1)	55	37	(77)	77
Total revenues	405	321	592	690
Interest expense	18	12	33	26
Total net revenues	387	309	559	664

Non-interest expenses:
Execution and clearing	59	52	114	106
Employee compensation and benefits	58	53	115	107
Occupancy, depreciation and amortization	11	10	21	20
Communications	7	6	13	12
General and administrative	13	14	29	26
Customer bad debt	(1)	-	138	1
Total non-interest expenses	147	135	430	272
Income before income taxes	240	174	129	392
Income tax expense	19	13	17	30
Net income	221	161	112	362
Less net income attributable to noncontrolling interests	198	146	102	328
Net income available for common stockholders	$23	$15	$10	$34

Earnings per share:
Basic	$0.38	$0.27	$0.17	$0.62
Diluted	$0.37	$0.26	$0.17	$0.60

Weighted average common shares outstanding:
Basic	59,481,778	56,079,813	58,980,348	55,375,929
Diluted	61,038,926	57,300,230	60,436,914	56,674,666

Comprehensive income:
Net income available for common stockholders	$23	$15	$10	$34
Other comprehensive income:
Cumulative translation adjustment, before income taxes	4	2	3	2
Income taxes related to items of other comprehensive income	-	-	-	-
Other comprehensive income, net of tax	4	2	3	2
Comprehensive income available for common stockholders	$27	$17	$13	$36

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	$198	$146	$102	$328
Other comprehensive income - cumulative translation adjustment	24	9	15	12
Comprehensive income attributable to noncontrolling interests	$222	$155	$117	$340

(1)

Certain reclassifications have been made to previously reported amounts to conform with the current presentation of currency translation gains and losses related to our currency diversification strategy.

Three Months Ended June 30, 2015 (“current quarter”) compared to the Three Months Ended June 30, 2014 (“prior year quarter”)

Net Revenues

Total net revenues, for the current quarter, increased $78 million, or 25%, to $387 million from $309 million during the prior year quarter. The increase in net revenues was primarily due to higher commissions and execution fees and net interest income. Trading volume is an important driver of revenues and expenses for both our electronic brokerage and market making segments. During the current quarter our volumes in futures and stocks increased 20% and 68%, respectively, while options contract volume was unchanged, compared to the prior year quarter.

Trading Gains.  Trading gains, for the current quarter, increased $3 million, or 5%, to $67 million, compared to the prior year quarter. As market makers, we provide liquidity by buying from sellers and selling to buyers. During the current quarter, our market making operations executed 14.9 million trades, relatively unchanged from the number of trades executed in the prior year quarter. Market making options and futures contract volumes decreased 5% and 11%, respectively, while stock share volume increased 51%,  compared to the prior year quarter.

Trading gains were favorably impacted by slightly higher volatility levels. The VIX®, which measures perceived U.S. equity market volatility, increased 7% to 13.7 for the current quarter as compared to the prior year quarter, and the ratio of actual to implied volatility increased to 74% for current quarter as compared to 73% for the prior year quarter.

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

Commissions and Execution Fees. Commissions and execution fees, for the current quarter, increased $33 million, or 27%, to $157 million, compared to the prior year quarter, driven by continued customer account growth, increased customer activity and higher average commissions per customer order. Cleared customer options and futures contract volumes and stock share volume increased 14%, 27%,  and 72%, respectively, from the prior year quarter. Total DARTs for cleared and execution-only customers for the current quarter increased 16% to 616 thousand, compared to 529 thousand during the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 17% to 565 thousand, for the current quarter, compared to 484 thousand for the prior year quarter. Average commission per DART for cleared customers, for the current quarter,  increased by 8% to $4.31, compared to $4.00 for the prior year quarter.

Interest Income and Interest Expense. Net interest income (interest income less interest expense), for the current quarter, increased $24 million, or 29%, to $108 million, compared to the prior year quarter. The increase in net interest income was driven by higher customer margin borrowings and customer cash balances which were invested in interest-bearing instruments (e.g., U.S. government securities), and higher net fees earned from securities lending transactions.

Net interest income on customer balances increased $15 million compared to the prior year quarter. Average customer cash balances increased by 17%, to $32.7 billion and average customer fully secured margin borrowings increased 24% to $19.3 billion, for the current quarter, compared to $28.0 billion and $15.6 billion, respectively, for the prior year quarter. The average Fed Funds effective rate increased by approximately four basis points to 0.13% for the current quarter, compared to the prior year quarter.

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

In the current quarter, average securities borrowed decreased by 1%, to $3.1 billion and average securities loaned increased by 9%, to $3.1 billion, compared to the prior year quarter. Net interest earned from securities lending is also affected by the level of demand for securities positions held by our market making business and our customers. During the current quarter, net fees earned by our electronic brokerage and market making segments from securities lending transactions increased by 29%, or $9 million, compared to the prior year quarter. The majority of the increase in securities lending transactions was driven by our electronic brokerage segment.

Other Income. Other income, for the current quarter,  increased $18 million, or 49%, to $55 million, compared to the prior year quarter, mainly driven by a $6 million increase in currency translation and a $7 million increase in risk exposure fee income. To improve the transparency of the financial impact of our currency diversification strategy, we report currency translation gains and losses related to the GLOBAL as other income instead of trading gains, as previously presented. A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Non‑Interest Expenses

Non-interest expenses, for the current quarter, increased by $12 million, or 9%, to $147 million, compared to the prior year quarter, mainly due to higher execution and clearing, and employee compensation expenses.

Execution and Clearing. Execution and clearing expenses, for the current quarter, increased $7 million, or 13%, to $59 million, compared to the prior year quarter. The increase is mainly driven by higher trading volumes in options, futures and stocks in our electronic brokerage segment.

Employee Compensation and Benefits. Employee compensation and benefits expenses, for the current quarter,  increased by $5 million, or 9%, to $58 million, compared to the prior year quarter,  mainly due to an 11% increase in the number of employees to 1,020, compared to 922 for the prior year quarter.  Approximately 20% of the total increase in the number of employees was due to the acquisition of Covestor, an online investment marketplace, during the second quarter of 2015. Within the operating segments, we continued to add staff in electronic brokerage and reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 15% for the current quarter and 17% for the prior year quarter.

General and Administrative. General and administrative expenses, for the current quarter,  decreased $1 million, or 7%, to $13 million, compared to the prior year quarter mainly due to lower other administrative expenses.

Customer Bad Debt. During the current quarter we recovered $1 million from customers related to the “Sudden move in the Swiss franc” event, as described above in the “Executive Overview” section.

Six Months Ended June 30, 2015 (“current six month period”) compared to the Six Months Ended June 30, 2014 (“prior year six month period”)

Net Revenues

Total net revenues, for the current six month period, decreased $105 million or, 16%, to $559 million from $664 million during the prior year six month period. The decrease in net revenues was primarily due to losses on our currency diversification strategy, as the U.S. dollar strengthened against the other major currencies, and lower trading gains; partially offset by an increase in commissions and execution fees and net interest income. Trading volume is an important driver of revenues and expenses for both our electronic brokerage and market making segments. During the current six month period our volumes in future and stocks increased 15% and 19%, respectively, while options contract volume decreased 3%, compared to the prior year six month period.

Trading Gains.    Trading gains, for the current six month period, decreased $40 million, or 24%, to $129 million, compared to the prior year six month period. As market makers, we provide liquidity by buying from sellers and selling to buyers. During the current six month period, our market making operations executed 30.3 million trades, a decrease of 1% as compared to the number of trades executed in the prior year six month period. Market making options and futures contract volumes decreased 6% and 19%, respectively, while stock share volume was up 25%, compared to the prior year six month period.

Trading gains were negatively impacted by a market making environment with intense competition and low volatility levels, despite being slightly higher compared to the prior year six month period. The average VIX®, which measures perceived U.S. equity market volatility, increased 10% to 15.1, for the current six month period compared to the prior year six month period. The average ratio of actual to implied volatility increased to 79% for current six month period compared to 77% for the prior year six month period.  However, neither of these increases was substantial enough to materially impact market making performance, compared to the prior year six month period.

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

Commissions and Execution Fees. Commissions and execution fees, for the current six month period, increased $45 million, or 17%, to $306 million, compared to the prior year six month period, driven by continued customer account growth, increased customer activity and higher average commissions per customer order. Cleared customer options and futures contract volumes and stock share volumes increased 11%, 21% and 19%, respectively, from the prior year six month period. Total DARTs for both cleared and execution-only customers for the current six month period increased 14% to 632 thousand, compared to 555 thousand during the prior year six month period. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 14% to 577 thousand, for the current six month period, compared to 505 thousand for the prior year six month period. Average commission per DART for cleared customers, for the current six month period,  increased by 3% to $4.18, compared to $4.07 for the prior year six month period.

Interest Income and Interest Expense. Net interest income (interest income less interest expense), for the current six month period, increased $44 million, or 28%, to $201 million, compared to the prior year six month period. The increase in net interest income was driven by higher customer margin borrowings and customer cash balances which were invested in interest-bearing instruments (e.g., U.S. government securities), and higher net fees earned from securities lending transactions.

Net interest income on customer balances increased $27 million compared to the prior year six month period. Average customer cash balances increased by 16%, to $31.6 billion and average customer fully secured margin borrowings increased 21% to $18.4 billion, for the current six month period, compared to $27.3 billion and $15.2 billion, respectively, for the prior year six month period. The average Fed Funds effective rate increased by approximately four basis points to 0.12% for the current six month period, compared to the prior year six month period.

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

In the current six month period, average securities borrowed increased by 8%, to $3.3 billion and average securities loaned increased by 11%, to $3.1 billion,  compared to the prior year six month period. Net interest earned from securities lending is also affected by the level of demand for securities positions held by our market making business and our customers. During the current six month period, net fees earned by our electronic brokerage and market making segments from securities lending transactions increased by 29%, or $17 million, compared to the prior year six month period. The majority of the increase in securities lending transactions was driven by our electronic brokerage segment.

Other Income. Other income, for the current six month period,  decreased $154 million to a loss of $77 million, compared to the prior year six month period, mainly driven by a $203 million increase in currency translation losses to a $162 million loss during the current six month period, compared to a $41 million gain in the prior year six month period; partially offset by $11 million higher risk exposure fees income, $12 million higher mark-to-market gains on U.S. government securities held in the electronic brokerage segment, and $18 million gains from our hedging activities to offset our losses related to the Swiss franc event. To improve the transparency of the financial impact of our currency diversification strategy, we report currency translation gains and losses related to the GLOBAL as other income instead of trading gains, as previously presented. A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Non‑Interest Expenses

Non-interest expenses, for the current six month period,  increased by $158 million, or 58%, to $430 million, compared to the prior year six month period. The increase was mainly due to $137 million customer bad debt expense as a result of the sudden move in the value of Swiss franc as described above in the “Executive Overview” section. Excluding the effects of this unusual loss, non-interest expense for the current six month period, increased by $21 million, or 8%, to $293 million, compared to the prior year six month period.

Execution and Clearing. Execution and clearing expenses, for the current six month period,  increased $8 million, or 8%, to $114 million, as compared to the prior year six month period. The increase reflects higher trading volumes in options, futures and stocks in our electronic brokerage segment.

Employee Compensation and Benefits. Employee compensation and benefits expenses, for the current six month period,  increased $8 million, or 7%, to $115 million, compared to the prior year six month period, mainly due to an 11% increase in the number of employees to 1,020, compared to 922 for the prior year six month period. Approximately 20% of the total increase in the number of employees was due to the acquisition of Covestor, an online investment marketplace, during the second quarter of 2015. Within the operating segments, we continued to add staff in electronic brokerage and reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 21% for the current six month period and 16% for the prior year six month period.

General and Administrative. General and administrative expenses, for the current six month period,  increased $3 million, or 12%, to $29 million, compared to the prior year six month period due to higher other administrative and advertising expenses.

Customer Bad Debt. The increase in customer bad debt was due to unsecured customer losses of $137 million caused by the sudden move in the value of the Swiss franc, as described above in the “Executive Overview” section.

Our operating results, excluding the effects of our currency diversification strategy and the Swiss franc related customer losses, compared the prior year six month period on the same basis were as follows: net revenues were $703 million, up 10%; non-interest expenses were $293 million, up 8%; income before income taxes was $410 million, up 11%; and pre-tax profit margin was unchanged at 58%.

Business Segments

The following table sets forth the net revenues, non-interest expenses and income before income taxes of our business segments:

		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014

		(in millions)
Electronic Brokerage	Net revenues (1)	$288	$222	$578	$446
	Non-interest expenses	100	90	339	179
	Income before income taxes	$188	$132	$239	$267

	Pre-tax profit margin	65%	59%	41%	60%

Market Making	Net revenues (1)	$72	$71	$139	$182
	Non-interest expenses	42	45	82	90
	Income before income taxes	$30	$26	$57	$92

	Pre-tax profit margin	42%	37%	41%	51%

Corporate(2)	Net revenues (1)	$27	$16	$(158)	$36
	Non-interest expenses	5	-	9	3
	Income (loss) before income taxes	$22	$16	$(167)	$33

Total	Net revenues (1)	$387	$309	$559	$664
	Non-interest expenses	147	135	430	272
	Income before income taxes	$240	$174	$129	$392

	Pre-tax profit margin	62%	56%	23%	59%

(1)	Certain reclassifications have been made to previously reported amounts to conform with the current presentation of the impact of our currency diversification strategy.
(2)	The corporate segment includes corporate related activities, inter-segment eliminations and gains and losses on positions held as part of our overall currency diversification strategy.

The following sections discuss the results of our operations by business segment, excluding a discussion of corporate’s income and expense. In the following tables, revenues and expenses directly associated with each segment are included in determining income before income taxes. Due to the integrated nature of the business segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between segments generally result from one subsidiary facilitating the business of another subsidiary through the use of its existing trading memberships and clearing arrangements. In such cases, certain revenue and expense items are eliminated to accurately reflect the external business conducted in each segment. Rates on transactions between segments are designed to approximate full costs. In addition to execution and clearing expenses, which are the main cost driver for both the market making and the electronic brokerage segments, each segment’s operating expenses include: (i) employee compensation and benefits expenses that are incurred directly in support of the businesses, (ii) general and administrative expenses, which include directly incurred expenses for property leases, professional fees, travel and entertainment, communications and information services, equipment, and (iii) indirect support costs (including compensation and other related operating expenses) for administrative services provided by IBG LLC. Such administrative services include, but are not limited to, computer software development and support, accounting, tax, legal and facilities management.

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in millions)
Revenues
Commissions and execution fees	$157	$124	$306	$261
Interest income (1)	114	85	210	158
Other income (1)	25	19	77	40
Total revenues	296	228	593	459
Interest expense	8	6	15	13
Total net revenues	288	222	578	446

Non-interest expenses
Execution and clearing	41	35	80	72
Employee compensation and benefits	24	20	48	40
Occupancy, depreciation and amortization	4	3	7	6
Communications	3	3	6	6
General and administrative	29	29	60	54
Customer bad debt	(1)	-	138	1
Total non-interest expenses	100	90	339	179

Income before income taxes	$188	$132	$239	$267

(1)

Certain reclassifications have been made to previously reported amounts to conform with the current presentation of currency translation gains and losses related to our currency diversification strategy.

Three Months Ended June 30, 2015 (“current quarter”) compared to the Three Months Ended June 30, 2014 (“prior year quarter”)

Electronic brokerage total net revenues, for the current quarter, increased $66 million, or 30%, to $288 million,  compared to the prior year quarter, primarily due to higher commission and execution fees, net interest income and other income.

Commissions and execution fees, for the current quarter, increased $33 million, or 27%, as a result of continued customer account growth, increased customer activity, and higher average commission per customer order. Cleared customer options and futures contract volumes and stock share volume increased by 14%, 27%, and 72%, respectively, from the prior year quarter.  Most of the stock volume increase came from a surge in activity in Hong Kong. Total DARTs for cleared and execution-only customers, for the current quarter, increased 16% to 616 thousand, compared to 529 thousand during the prior year quarter. DARTs from cleared customers, for the current quarter, increased 17% to 565 thousand, compared to 484 thousand during the prior year quarter.

Net interest income, for the current quarter, increased $27 million, or 34%, compared to the prior year quarter. The increase in net interest income was attributable to higher net customer interest of $15 million, driven by a $4.7 billion increase in average customer cash balances, which were invested in interest-bearing instruments (e.g., U.S. government securities) and a $3.7 billion increase in average customer margin borrowings; and higher net fees from securities lending transactions. The average Fed Funds effective rate increased by approximately four basis points to 0.13% for the current quarter, compared to the prior year quarter. Since the end of the prior year quarter, we have increased our investment in U.S. government securities for the purpose of satisfying regulatory requirements, which has improved the yield on the investment of customer funds, thereby increasing net interest income compared to the prior year quarter.

Other income, for the current quarter, increased $6 million, or 32%, compared to the prior year quarter, mainly due to  $7 million higher risk exposure fee income and $1 million higher market-to-market gains on U.S. government securities, partially offset by $1 million lower order flow income and $1 million lower market data fee income during the current quarter.

Non-interest expenses, for the current quarter, increased $10 million, or 11%, compared to the prior year quarter. Within non-interest expenses, execution and clearing expenses increased $6 million, or 17% due to higher trading volumes in options, futures and stocks.

Employee compensation and benefits expenses increased $4 million, or 20%, due to a 9% rise in the average number of employees.  General and administrative expenses were unchanged from the  prior year quarter. Customer bad debt was ($1) million as we continue to recover a portion of our losses related to the Swiss franc event, as described above in the “Executive Overview” section.  As a percentage of total net revenues, non-interest expenses were 35% for the current quarter and 41% for the prior year quarter.

Income before income taxes increased $56 million, or 42%, to $188 million for the current quarter from $132 million for the prior year quarter. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 65% for the current quarter and 59% for the prior year quarter.

Six Months Ended June 30, 2015 (“current six month period”) compared to the Six Months Ended June 30, 2014 (“prior year six month period”)

Electronic brokerage total net revenues, for the current six month period, increased $132 million, or 30%, to $578 million, compared to the prior year six month period, due to higher commission and execution fees, net interest income and other income.

Commissions and execution fees, for the current six month period, increased $45 million, or 17%, as a result of continued customer account growth, increased customer activity and higher average commission per customer order. Cleared customer options and futures contract volumes and stock share volume increased by 11%, 21% and 19%, respectively, from the prior year six month period. Total DARTs for cleared and execution-only customers, for the current six month period, increased 14% to 632 thousand, compared to 555 thousand during the prior year six month period. DARTs from cleared customers, for the current six month period, increased 14% to 577 thousand, compared to 505 thousand during the prior year six month period.

Net interest income, for the current six month period, increased $50 million, or 34%, compared to the prior year six month period. The increase in net interest income was attributable to higher net customer interest of $27 million, driven by a $4.3 billion increase in average customer cash balances, which were invested in interest-bearing instruments (e.g., U.S. government securities), and a $3.2 billion increase in average customer margin borrowings; and higher net fees from securities lending transactions. The average Fed Funds effective rate increased by approximately four basis points to 0.12% for the current six month period, compared to the prior year six month period.  Since the end of the prior year six month period, we have increased our investment in U.S. government securities for the purpose of satisfying regulatory requirements, which has improved the yield on the investment of customer funds, thereby increasing net interest income compared to the prior year six month period.

Other income, for the current six month period, increased $37 million, or 93%, compared to the prior year six month period, mainly due to $11 million higher risk exposure fee income, $12 million higher mark-to-market gains on U.S. government securities and $18 million gain from our hedging activities to offset our losses related to the Swiss franc event.

Non-interest expenses, for the current six month period, increased $160 million, or 89%, compared to the prior year six month period. The increase was mainly due to $137 million customer bad debt expense as a result of the sudden move in the value of the Swiss franc as described above in the “Executive Overview” section. Within non-interest expenses, execution and clearing expenses increased $8 million, or 11%, due to higher trading volume across all product classes.   Employee compensation and benefits expenses increased $8 million, or 20%, due to a 13% rise in the average number of employees. General and administrative expenses increased $6 million, or 11%, due to higher other administrative and advertising expenses. Customer bad debt consisted of unsecured customer losses of  $137 million caused by the sudden move in the value of the Swiss franc, as described above in the “Executive Overview” section.  As a percentage of total net revenues, non-interest expenses were 59% for the current six month period and 40% for the prior year six month period.

Income before income taxes decreased $28 million, or 10%, to $239 million for the current six month period from $267 million for the prior year six month period. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 41% for the current six month period and 60% for the prior year six month period.

Excluding the unusual losses related to the Swiss franc event described above, our core results compared the prior year six month period on the same basis were as follows:  net revenues were $560 million for the current six month period, up 26%; non-interest expenses were $202 million, up 13%; income before income taxes was $358 million, up 33%; and pre-tax profit margin was 64% up from 60%.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in millions)
Revenues
Trading gains (1)	$67	$64	$129	$169
Interest income	12	11	24	25
Other income (1)	4	1	6	1
Total revenues	83	76	159	195
Interest expense	11	5	20	13
Total net revenues	72	71	139	182

Non-interest expenses
Execution and clearing	18	17	34	34
Employee compensation and benefits	10	12	21	23
Occupancy, depreciation and amortization	1	1	2	3
Communications	3	3	5	5
General and administrative	10	12	20	25
Total non-interest expenses	42	45	82	90

Income before income taxes	$30	$26	$57	$92

(1)

Certain reclassifications have been made to previously reported amounts to conform with the current presentation of currency translation gains and losses related to our currency diversification strategy.

Three Months Ended June 30, 2015 (“current quarter”) compared to the Three Months Ended June 30, 2014 (“prior year quarter”)

Market making total net revenues, for the current quarter, increased $1 million, or 1%, to $72 million, compared to the prior year quarter.  Trading gains, for the current quarter, increased $3 million, or 5%, from the prior year quarter. Trading gains were positively impacted by slightly higher average volatility.  The VIX® increased 7% to 13.7 in the current quarter compared to the prior year quarter, and the ratio of actual to implied volatility rose to 74% for the current quarter from 73% in the prior year quarter.  Stock share volume was up 51%, compared to the prior year quarter while options and futures contract volumes decreased 5% and 11%,  respectively, compared to the prior year quarter.  Although stock share volume was up significantly, the magnitude was insufficient to have a material effect on our results.

Net interest income, for the current quarter, decreased by $5 million, or 83%, compared to the prior year quarter.  As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets. In the current quarter, these factors, together with a reduction in the level of debt securities held for trading, produced less net interest income than in the prior year quarter.

Non-interest expenses, for the current quarter, decreased $3 million, or 7%, compared to the prior year quarter. The decrease was primarily from a $2 million decrease in employee compensation and benefits and a $2 million decrease in general and administrative expenses during the current quarter, compared to the prior year quarter. The decrease in employee compensation and benefits expense was driven by lower salaries and bonus expense, as we continue to reduce the number of employees in the market making segment. General and administrative expenses decreased mainly due to lower administrative and consulting fees. As a percentage of total net revenues, non-interest expenses were 58% the current quarter and 63% for the prior year quarter.

Income before income taxes increased $4 million, or 15%, to $30 million for the current quarter from $26 million for the prior year quarter. As a percentage of total net revenues for the market making segment, income before income taxes was 42% for the current quarter and 37% for the prior year quarter.

Six Months Ended June 30, 2015 (“current six month period”) compared to the Six Months Ended June 30, 2014 (“prior year six month period”)

Market making total net revenues, for the current six month period, decreased $43 million, or 24%, to $139 million, compared to the prior year six month period.  Trading gains, for the current six month period, decreased $40 million, or 24% from the prior year six month period.  Trading gains were negatively impacted by a market making environment with intense competition and low volatility levels, despite being slightly higher compared to prior year six month period.  The VIX® increased 10% to 15.1 in the current six month period compared to the prior year six month period, and the ratio of actual to implied volatility rose to 79% for the current six month period from 77% in the prior year six month period. Market making stock share volume was up 25%, while market making options and futures contract volumes decreased 6% and 19%,  respectively, compared to the prior year six month period. Although most of these factors moved in a positive direction for market making, their magnitudes were insufficient to have a material effect on our results.

Net interest income, for the current six month period, decreased by $8 million, or 67%, compared to the prior year six month period.  As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets. In the current six month period, these factors, together with a reduction in the level of debt securities held for trading, produced less net interest income than in the prior year six month period.

Non-interest expenses, for the current six month period, decreased $8 million, or 9%, compared to the prior year six month period.  The decrease was primarily from $2 million decrease in employee compensation and benefit expense and a $5 million decrease in general and administrative expenses during the current six months period, compared to the prior year six month period.  The decrease in employee compensation and benefit expense was driven by lower salaries and bonus, as we continue to reduce the number of employees in the market making segment.   General and administrative expenses decreased mainly due to lower administrative and consulting fees. As a percentage of total net revenues, non-interest expenses were 59% for the current six month period and 49% for the prior year six month period.

Income before income taxes decreased $35 million, or 38%, to $57 million for the current six month period from $92 million for the prior year six month period.   As a percentage of total net revenues for the market making segment, income before income taxes was 41% for the current six month period and 51% for the prior year six month period.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of exchange‑listed marketable securities, which are marked‑to‑market daily, investment of customer funds and collateralized receivables arising from customer‑related and proprietary securities transactions. Collateralized receivables consist primarily of customer margin loans, securities borrowed, and, to a lesser extent receivables from clearing houses for settlement of securities transactions, and securities purchased under agreements to resell. At June 30, 2015, total assets were $45.2 billion of which approximately $44.7 billion, or 98.9% were considered liquid.

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

Liability balances in connection with our payables to customers and securities loaned were greater than their respective average monthly balances during the current quarter. Liability balances in connection with our short term borrowings were lower than their respective average monthly balances during the current quarter. Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings will be adequate to meet our future liquidity needs for more than the next twelve months.

Cash and cash equivalents held by the Company’s non‑U.S. operating companies at June 30, 2015 were $398 million ($440 million at December 31, 2014). These funds are primarily intended to finance each individual operating company’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. The Company currently has no intention to repatriate further amounts from non‑U.S. operating companies. In the event dividends were to be paid to the Company in the future by a non‑U.S. operating company, as occurred in connection with the special dividend in December 2010 and, in part,  in December 2012, the Company would be required to accrue and pay income taxes on such dividends to the extent that U.S. income taxes had not been paid previously on the income of the paying company.

Historically, IBG, Inc.’s consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. The Company’s consolidated equity decreased 2% to $5.2 billion as of June 30, 2015 as compared to June 30, 2014 due to distributions and dividends paid during the last four quarters, partially offset by twelve months of comprehensive earnings.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,

	2015	2014

	(in millions)
Net cash used in operating activities	$(99)	$(204)
Net cash provided by (used in) investing activities	(17)	215
Net cash used in financing activities	(130)	(239)
Effect of exchange rate changes on cash and cash equivalents	18	15
Decrease in cash and cash equivalents	$(228)	$(213)

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

Six months ended June 30, 2015:  Our cash and cash equivalents decreased by $228 million to $1.0 billion for the six months ended June 30, 2015. We used $99 million in our operating activities. We used cash of $147 million in our investing and financing activities primarily due to dividends paid to our common stockholders and distributions to Holdings.

Six months ended June 30, 2014:    Our cash and cash equivalents decreased by $213 million to $1.0 billion for the six months ended June 30, 2014. We used cash of $204 million in our operating activities. We used cash of $239 million in our financing activities primarily due to dividends paid to our common stockholders and distributions to Holdings.  Our investing activities, provided $215 million in net cash due to sales of other investments mainly consisted of marketable securities held for investment purposes.

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
At June 30, 2015, aggregate excess regulatory capital for all of the operating companies was $3.3 billion, and all of the operating companies were in compliance with their respective regulatory capital requirements.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$2,341	$304	$2,037
TH LLC	400	60	340
THE LLC	600	185	415
Other regulated Operating Companies	506	39	467
	$3,847	$588	$3,259

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware. These expenditure items are reported as property and equipment. Capital expenditures for property and equipment were approximately $20 and $10 million for the six months ended June 30, 2015 and 2014, respectively. In the future, we plan to meet capital expenditure needs as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. We anticipate that we will fund capital expenditures with cash from operations and cash on hand. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any strategic acquisitions, we may incur additional capital expenditures.

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

Investments in U.S. government securities

We invest in U.S. government securities for the purpose of satisfying U.S. regulatory requirements.  Sudden increases in interest rates will cause mark-to-market losses on these securities which are recovered if we hold them to maturity, as intended. The impact of changes in interest rates is further described in Part I  Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

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

We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and as such, consolidate IBG LLC’s financial results into our financial statements. We hold approximately 15.0% ownership interest in IBG LLC. Holdings is owned by the original members of IBG LLC and holds approximately 85.0% ownership interest in IBG LLC. Our share of IBG LLC’s net income is approximately 15.0% and similarly, outstanding shares of our common stock, adjusted for certain treasury stock items related to employee stock incentive plans, represent approximately 15.0% of the outstanding membership interests of IBG LLC.

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

Valuation of Financial Instruments

Due to the nature of our operations, substantially all of our financial instrument assets, comprised of financial instruments owned, securities purchased under agreements to resell, securities borrowed, receivable from customers, and receivables from brokers, dealers and clearing organizations are carried at fair value based on published market prices and are marked to market daily, or are assets which are short‑term in nature and are reported at amounts that approximate fair value. Similarly, all of our financial instrument liabilities that arise from financial instruments sold but not yet purchased, securities sold under agreements to repurchase, securities loaned, payables to customers, and payables to brokers, dealers and clearing organizations are carried at fair value based on published market prices and are marked to market daily, or are liabilities which are short‑term in nature and are reported at amounts that approximate fair value. Our long and short positions are valued at the last consolidated trade price at the close of regular trading hours, in their respective markets. Given that we manage a globally integrated market making portfolio, we have large and substantially offsetting positions in securities and commodities that trade on different exchanges that close at different times of the trading day. As a result, there may be large and anomalous swings in the value of our positions daily and, accordingly, in our earnings in any period. This is especially true on the last business day of each calendar quarter, although such swings tend to come back into equilibrium on the first business day of the succeeding calendar quarter.

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

We have been from time to time subject to certain pending and threatened legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred. As of June 30, 2015, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period. As of June 30, 2015 and December 31, 2014, reserves provided for potential losses related to litigation matters were not material.

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

Recently Issued Accounting Pronouncements

Following is a summary of recently issued FASB Accounting Standards Updates (“ASUs”) that have affected or may affect our consolidated financial statements:

	Affects	Status

ASU 2015-01	Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.

ASU 2015-02	Consolidation (Topic 810): Amendments to the Consolidation Analysis	Effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.

ASU 2015-05	Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement	Effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.

ASU 2015-07	Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)	Effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.

ASU 2015-08

Business Combinations (Topic 805): Pushdown Accounting. Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. Measurement of Certain Transfers Between Entities Under Common Control in the Separate Financial Statements of Each Entity.

Changes will be incorporated into the proposed 2016 U.S. GAAP Taxonomy and finalized as part of the annual release process starting in September 2015.

ASU 2015-10

Technical Corrections and Improvements: This update contains amendments that will affect a wide variety of Topics in the Codification. The amendments in this Update represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.

Effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.

Adoption of those ASUs that became effective during 2014 and 2015 prior to the issuance of our consolidated financial statements, did not have a material effect on these financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks. Our exposures to market risks arise from assumptions built into our pricing models, equity price risk, foreign currency exchange rate fluctuations related to our international operations, changes in interest rates which impact our variable‑rate debt obligations, if any, and risks relating to the extension of margin credit to our customers.

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, we incur trading‑related market risk as a result of activities in the market making segment, where the substantial majority of our Value‑at‑Risk (“VaR”) for market risk exposures is generated. In addition, we incur non‑trading‑related market risk primarily from investment activities and from foreign currency exposure held in the equity of our foreign affiliates, i.e., our non‑U.S. brokerage affiliates and information technology affiliates, and held to meet target balances in our currency diversification strategy.

We use various risk management tools in managing our market risk, which are embedded in our real‑time market making systems. We employ certain hedging and risk management techniques to protect us from a severe market dislocation. Our risk management policies are developed and implemented by our Chairman and our steering committee, which is comprised of senior executives of our various companies. Our strategy is to calculate quotes a few seconds ahead of the market and execute small trades at a tiny but favorable differential as a result. This is made possible by our proprietary pricing model, which evaluates and monitors the risks inherent in our portfolio, assimilates market data and reevaluates the outstanding quotes in our portfolio each second. Our model automatically rebalances our positions throughout each trading day to manage risk exposures on our options and futures positions and the underlying securities, and will price the increased risk that a position would add to the overall portfolio into the bid and offer prices we post. Under risk management policies implemented and monitored primarily through our computer systems, reports to management, including risk profiles, profit and loss analysis and trading performance, are prepared on a real‑time basis as well as daily and periodical bases. Although our market making is completely automated, the trading process and our risk are monitored by a team of individuals who, in real time, observe various risk parameters of our consolidated positions. Our assets and liabilities are marked‑to‑market daily for financial reporting purposes and re‑valued continuously throughout the trading day for risk management and asset/liability management purposes.

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

Since 2005, we have expanded our market making systems to incorporate cash forex and forex options to hedge our currency exposure at little or no cost, and to hedge our currency exposure throughout each day on a continuous basis. The majority of currency spot positions held as part of our currency diversification strategy are regularly transferred from the market making unit to the parent holding company, IBG LLC, where they are held and reported in the corporate segment.  In connection with the development of our currency diversification strategy, we determined to base our net worth in GLOBALs, a basket of currencies. Periodically, we re‑evaluate the composition of the GLOBAL; in 2011 we expanded the composition of the GLOBAL from six to 16 currencies. The table below shows a comparison of the U.S. dollar equivalent of the GLOBAL as of June 30, 2015 and 2014.

		As of 6/30/2014				As of 6/30/2015
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.41	1.0000	0.410	37.8%	1,996	1.0000	0.410	41.8%	2,187	4.0%
EUR	0.17	1.3692	0.233	21.5%	1,133	1.1137	0.189	19.3%	1,011	-2.2%
JPY	10.00	0.0099	0.099	9.1%	480	0.0082	0.082	8.3%	436	-0.8%
GBP	0.03	1.7107	0.051	4.7%	250	1.5706	0.047	4.8%	251	0.1%
HKD	0.25	0.1290	0.032	3.0%	157	0.1290	0.032	3.3%	172	0.3%
CAD	0.04	0.9372	0.037	3.5%	182	0.8003	0.032	3.3%	171	-0.2%
CHF	0.03	1.1276	0.034	3.1%	165	1.0690	0.032	3.3%	171	0.1%
INR	2.00	0.0167	0.033	3.1%	162	0.0157	0.031	3.2%	168	0.1%
BRL	0.08	0.4516	0.036	3.3%	176	0.3223	0.026	2.6%	138	-0.7%
KRW	28.00	0.0010	0.028	2.6%	135	0.0009	0.025	2.5%	133	0.0%
AUD	0.03	0.9433	0.028	2.6%	138	0.7706	0.023	2.4%	123	-0.3%
MXN	0.30	0.0771	0.023	2.1%	113	0.0635	0.019	1.9%	102	-0.2%
SEK	0.09	0.1496	0.013	1.2%	66	0.1206	0.011	1.1%	58	-0.1%
NOK	0.06	0.1630	0.010	0.9%	48	0.1274	0.008	0.8%	41	-0.1%
SGD	0.01	0.8021	0.008	0.7%	39	0.7423	0.007	0.8%	40	0.0%
DKK	0.04	0.1837	0.007	0.7%	36	0.1493	0.006	0.6%	32	-0.1%
			1.083	100.0%	5,276		0.981	100.0%	5,234	0.0%

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL decreased from $1.083 to $0.981, or 9%,  at June 30, 2015 as compared to June 30, 2014. At June 30, 2015, approximately 58% of our equity was denominated in currencies other than the U.S. dollar.

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

Interest Rate Risk

We had no variable‑rate debt outstanding at June 30, 2015.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies, except for individual customer balances below $10 thousand U.S. dollars, or equivalent. In a normal rate environment, we typically invest a portion of these funds in U.S. government treasury securities with maturities of up to two years. If interest rates were to increase rapidly and substantially, our net interest income will not increase proportionally with the interest rates, for the portion of the funds invested in the treasury securities with fixed yields.  In addition, the mark-to-market changes in the value of the fixed rate securities

will be reflected in other income, instead of net interest income.   Based on customer balances and investments outstanding at June 30, 2015, an increase of 0.5% in the U.S. benchmark interest rates would result in a net increase in our net interest income of approximately $62 million on an annualized basis.  If the benchmark rates were to increase by 1.0% from current levels, our net interest income would increase by approximately $32 million on an annualized basis.  We do not approximate mark to market impact from interest rate changes; if U.S. treasury securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in net interest income would be temporary, as the securities would mature at par value.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment.  A decrease of the benchmark interest rates by 0.05%, would reduce our net interest income by approximately $10 million on an annualized basis.

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

Dividend Risk

We face dividend risk in our market making business as we derive significant revenues and incur significant expenses in the form of dividend income and expense, respectively, from our substantial inventory of equity securities, and must make significant payments in lieu of dividends on short positions in equity securities within our portfolio. Projected future dividends are an important component of pricing equity options and other derivatives, and incorrect projections may lead to trading losses. The amount of such risk cannot be quantified.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off‑balance‑sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of June 30, 2015, we had $19.0 billion in margin credit extended to our customers. The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. As a matter of practice, we enforce real‑time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

Stress Test

We estimate the market risk of our fixed income portfolio using a risk analysis model provided by a leading external vendor. This stress test is configured to calculate the change in value of each bond in the portfolio over one day in eight scenarios each of which represents a parallel shift of the U.S. Treasury yield curve. The scenarios are shifts of +/−100, +/−200 and +/−300 basis points.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on March 2, 2015 except the following as updated by this Quarterly Reports on Form 10-Q for the quarter ended June 30, 2015.  See Note 11 to the unaudited condensed consolidated financial statements.

Trading Technologies v. IBG LLC and IB LLC

In second quarter of 2015, the District Court for the Northern District of Illinois, Eastern Division granted the motion request filed by IBG LLC and IB LLC to stay the Litigation pursuant to Section 18(b) of the America Invents Act in light of petitions for Covered Business Method (“CBM”) Review on five asserted patents filed with the U.S. Patent and Trademark Office (“USPTO”), which Trading Technologies is appealing.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of the stock repurchase activity for the Company’s second quarter is as follows:

				Total Number	Maximum
				of Shares	Number of Shares that
		Total Number of	Average	Purchased as Part of	May yet be Purchased
		Shares	Price Paid	Publicly Announced	Under the
Period		Purchased	per Share	Plans or Programs	Plans or Programs

May 1 - May 31
	Employee Transactions (1)	721,279	$34.60	N/A	N/A

(1)

All shares were repurchased from employees who had shares of restricted stock withheld to satisfy their tax withholding obligations related to the May 8, 2015 vesting of the 2007 Stock Incentive Plan. The Company will facilitate the sale of these shares in open market transactions. See Note 9 to the condensed consolidated financial statements in Item 1, Part 1 of this quarterly report on Form 10-Q for more information regarding this plan.

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

*     Attached as Exhibit 101 to this Quarterly Report on Form 10‑Q for the quarterly period ending June 30, 2015, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Consolidated Financial Statements tagged in detail levels 1‑4.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERACTIVE BROKERS GROUP, INC.

/s/ Paul J. Brody
Name:	Paul J. Brody
Title:	Chief Financial Officer, Treasurer and Secretary
(Signing both in his capacity as a duly authorized officer and as principal financial officer of the registrant)

Date: August 10,  2015