Form 10-Q
period 2015-09-30
Interactive Brokers Group, Inc.
filed 2015-11-09
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015 OR

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

As of November 4, 2015, there were 63,676,315 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10‑Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

i

PART 1.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	September 30,	December 31,
(in millions, except share amounts)	2015	2014
Assets
Cash and cash equivalents	$1,588	$1,269
Cash and securities - segregated for regulatory purposes	20,911	15,404
Securities borrowed	3,384	3,660
Securities purchased under agreements to resell	215	386
Financial instruments owned, at fair value:
Financial instruments owned	2,708	2,042
Financial instruments owned and pledged as collateral	1,133	1,936
Total financial instruments owned, at fair value	3,841	3,978
Receivables:
Customers, less allowance for doubtful accounts of $132 and $7 as of September 30, 2015 and December 31, 2014	15,879	17,051
Brokers, dealers and clearing organizations	859	1,131
Interest	65	37
Total receivables	16,803	18,219
Other assets	484	469
Total assets	$47,226	$43,385
Liabilities and equity
Short-term borrowings	$4	$34
Securities loaned	2,724	3,199
Financial instruments sold, but not yet purchased, at fair value	3,052	2,569
Payables:
Customers	35,315	31,796
Brokers, dealers and clearing organizations	454	234
Affiliate	287	277
Accounts payable, accrued expenses and other liabilities	104	87
Interest	4	4
Total payables	36,164	32,398
Total liabilities	41,944	38,200
Commitments, contingencies and guarantees (see Note 11)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 63,868,716 and 58,612,245 shares, Outstanding – 63,447,715 and 58,473,186 shares as of September 30, 2015 and December 31, 2014	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of September 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	711	635
Retained earnings	135	121
Accumulated other comprehensive income, net of income taxes of $0 and $1 as of September 30, 2015 and December 31, 2014	7	12
Treasury stock, at cost, 421,001 and 139,059 shares as of September 30, 2015 and December 31, 2014	(13)	(3)
Total stockholders’ equity	841	766
Noncontrolling interests	4,441	4,419
Total equity	5,282	5,185
Total liabilities and equity	$47,226	$43,385

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except for shares or per share amounts)	2015	2014	2015	2014
Revenues
Trading gains	$87	$42	$216	$211
Commissions and execution fees	167	133	473	394
Interest income	122	123	356	306
Other income (loss)	(1)	(102)	(78)	(25)
Total revenues	375	196	967	886
Interest expense	16	25	49	51
Total net revenues	359	171	918	835
Non-interest expenses
Execution and clearing	63	52	177	158
Employee compensation and benefits	56	49	171	156
Occupancy, depreciation and amortization	12	9	33	29
Communications	6	6	19	18
General and administrative	13	14	42	40
Customer bad debt	7	1	145	2
Total non-interest expenses	157	131	587	403
Income before income taxes	202	40	331	432
Income tax expense	20	9	37	39
Net income	182	31	294	393
Less net income attributable to noncontrolling interests	160	28	262	356
Net income available for common stockholders	$22	$3	$32	$37

Earnings per share
Basic	$0.35	$0.06	$0.53	$0.67
Diluted	$0.35	$0.05	$0.52	$0.65
Weighted average common shares outstanding
Basic	62,458,655	57,099,052	60,152,525	55,956,615
Diluted	64,028,731	58,220,070	61,646,928	57,196,113

Comprehensive income
Net income available for common stockholders	$22	$3	$32	$37
Other comprehensive income
Cumulative translation adjustment, before income taxes	(8)	(11)	(5)	(9)
Income taxes related to items of other comprehensive income	—	—	—	—
Other comprehensive income (loss), net of tax	(8)	(11)	(5)	(9)
Comprehensive income (loss) available for common stockholders	$14	$(8)	$27	$28

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$160	$28	$262	$356
Other comprehensive income - cumulative translation adjustment	(44)	(66)	(29)	(54)
Comprehensive income (loss) attributable to noncontrolling interests	$116	$(38)	$233	$302

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in millions)	2015	2014
Cash flows from operating activities
Net income	$294	$393
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Deferred income taxes	11	15
Depreciation and amortization	16	14
Employee stock incentive plan compensation	38	32
Unrealized losses on other investments, net	6	9
Bad debt expense	145	2
Change in operating assets and liabilities
Cash and securities - segregated for regulatory purposes	(5,507)	(1,301)
Securities borrowed	276	(204)
Securities purchased under agreements to resell	171	113
Financial instruments owned, at fair value	136	1,053
Receivables from customers	1,027	(3,667)
Other receivables	244	(47)
Other assets	13	6
Securities loaned	(475)	(504)
Financial instruments sold, but not yet purchased, at fair value	480	553
Payables to customers	3,519	3,646
Other payables	233	(74)
Net cash provided by operating activities	627	39

Cash flows from investing activities
Purchases of other investments	(9)	(421)
Distributions received and proceeds from sales of other investments	6	499
Purchase of property and equipment	(23)	(14)
Net cash (used in) provided by investing activities	(26)	64

Cash flows from financing activities
Short-term borrowings, net	(30)	35
Dividends paid to stockholders	(18)	(17)
Distributions to noncontrolling interests	(181)	(244)
Excess tax benefit on stock incentive plans	2	—
Repurchases of common stock for employee tax withholdings under stock incentive plans	(25)	—
Proceeds from sales of treasury stock	17	—
Payments made under the Tax Receivable Agreement	(13)	(16)
Net cash used in financing activities	(248)	(242)

Effect of exchange rate changes on cash and cash equivalents	(34)	(63)
Net increase (decrease) in cash and cash equivalents	319	(202)
Cash and cash equivalents at beginning of period	1,269	1,213
Cash and cash equivalents at end of period	$1,588	$1,011

Supplemental disclosures of cash flow information
Cash paid for interest	$50	$48
Cash paid for taxes	$22	$27

Non-cash financing activities
Issuance of common stock in exchange of member interests in IBG LLC	$121	$—
Redemption of member interests from IBG Holdings LLC	$(121)	$—
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$26	$28
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(26)	$(28)

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Nine Months Ended September 30, 2015 and September 30, 2014

(Unaudited)

	Common Stock					Accumulated
			Additional			Other	Total	Non-
(in millions, except for share amounts)	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2015	58,612,245	$1	$635	$(3)	$121	$12	$766	$4,419	$5,185
Issuance of common stock in follow-on offering	2,771,778		36				36	(36)	—
Common stock distributed pursuant to stock incentive plans	2,484,693	—	—	—			—		—
Compensation for stock grants vesting in the future			6				6	32	38
Deferred tax benefit retained - follow-on offering			4				4		4
Excess tax benefit on stock incentive plans			2				2		2
Repurchases of common stock for employee tax withholdings under stock incentive plans				(25)			(25)		(25)
Sales of treasury stock			2	15			17		17
Dividends paid to stockholders					(18)		(18)		(18)
Distributions from IBG LLC to noncontrolling interests							—	(181)	(181)
Adjustments for changes in proportionate ownership in IBG LLC			26				26	(26)	—
Comprehensive income					32	(5)	27	233	260
Balance, September 30, 2015	63,868,716	$1	$711	$(13)	$135	$7	$841	$4,441	$5,282

	Common Stock					Accumulated
			Additional			Other	Total	Non-
(in millions, except for share amounts)	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2014	54,788,049	$1	$583	$(3)	$99	$27	$707	$4,385	$5,092
Common stock distributed pursuant to stock incentive plans	2,438,091						—		—
Compensation for stock grants vesting in the future			5				5	27	32
Stock incentive plan adjustment	21,109						—		—
Dividends paid to stockholders					(17)		(17)		(17)
Distributions from IBG LLC to noncontrolling interests							—	(244)	(244)
Adjustments for changes in proportionate ownership in IBG LLC			28				28	(28)	—
Comprehensive income					37	(9)	28	302	330
Balance, September 30, 2014	57,247,249	$1	$616	$(3)	$119	$18	$751	$4,442	$5,193

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.   Organization and Nature of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 15.7% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker and market maker specializing in executing and clearing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 100 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In the United States of America (“U.S.”), the Company’s business is conducted from its headquarters in Greenwich, Connecticut, from Chicago, Illinois and from Jersey City, New Jersey. Abroad, business is conducted through offices located in Canada, England, Switzerland, Liechtenstein, China (Hong Kong and Shanghai), Japan, India, and Australia. As of September 30, 2015, the Company had 1,052 employees worldwide.

IBG LLC is a Connecticut limited liability company that conducts its business through its operating subsidiaries (collectively, the “Operating Companies”):  Interactive Brokers LLC (“IB LLC”); Interactive Brokers Canada Inc. (“IBC”); Interactive Brokers (U.K.) Limited and its subsidiary, Interactive Brokers (U.K.) Nominee Limited (collectively,  “IBUK”); Interactive Brokers Securities Japan, Inc. (“IBSJ”); Interactive Brokers Hong Kong Limited (“IBHK”); Interactive Brokers (India) Private Limited (“IBI”); Interactive Brokers Australia Pty Limited and its subsidiary, Interactive Brokers Australia Nominees Pty Limited (collectively,  “IBA”); Timber Hill LLC (“TH LLC”); Timber Hill Europe AG and its subsidiary, Timber Hill (Liechtenstein) AG (collectively, “THE”); Timber Hill Australia Pty Limited (“THA”); Timber Hill Canada Company (“THC”); Interactive Brokers Financial Products S.A. (“IBFP”); Interactive Brokers Hungary KFT (“IBH”); Interactive Brokers Software Services Estonia OU (“IBEST”); Interactive Brokers Software Services Russia (“IBRUS”); and IB Exchange Corp. (“IBEC”) and its subsidiaries, Interactive Brokers Corp. (“IB Corp”), and Covestor, Inc. and its subsidiary, Covestor Limited (collectively, “Covestor”).

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

In the third quarter of 2015, the Company changed the presentation of its non-market making financial instruments carried at fair value from other assets and accounts payable, accrued expenses and other liabilities to financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value, respectively, in the condensed consolidated statements of financial condition, in order to consistently present all of the financial instruments held for trading under the same caption. For comparison purposes, as of December 31, 2014, $44 million was reclassified from other assets to financial instruments owned, at fair value, and $8 million was reclassified from accounts payable, accrued expenses and other liabilities to financial instruments sold, but not yet purchased, at fair value.

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

Cash and Securities - Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which have been promulgated to protect customer assets. Securities segregated for regulatory purposes consisted of U.S. government securities of $14.6 billion and $6.7 billion as of September 30, 2015 and December 31, 2014, respectively, and securities purchased under agreements to resell in the amount of $1.6 billion and $3.9 billion as of September 30, 2015 and December 31, 2014, respectively, which amounts approximate fair value.

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

Investments

The Company makes certain strategic investments related to its business and accounts for these investments under the cost method of accounting or under the equity method of accounting as required under FASB ASC Topic 323, “Investments - Equity Method and Joint Ventures.”  Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of the Company’s initial investment and are adjusted each period for the Company’s share of the investee’s income or loss. The Company’s share of the income or losses from equity method investments is included in other income in the condensed consolidated statements of comprehensive income. The recorded amounts of the Company’s equity method investments, $35 million as of September 30, 2015 ($37 million as of December 31, 2014), which are included in other assets in the condensed consolidated statements of financial condition, increase or decrease accordingly. Contributions paid to and distributions received from equity method investees are recorded as additions or reductions, respectively, to the respective investment balance.

The Company also holds exchange memberships and investments in equity securities of certain exchanges as required to qualify as a clearing member, and strategic investments in corporate stock that do not qualify for equity method accounting. Such investments, $34 million as of September 30, 2015 ($31 million as of December 31, 2014), are recorded at cost or, if an other‑than‑temporary impairment in value has occurred, at a value that reflects management’s estimate of the impairment, and are also included in other assets in the condensed consolidated statements of financial condition. Dividends received from cost basis investments are included in other income in the condensed consolidated statements of comprehensive income when such dividends are received.

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

Revenue Recognition

Trading Gains

Trading gains and losses are recorded on trade date and are reported on a net basis. Trading gains and losses are comprised of changes in the fair value of financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value (i.e., unrealized gains and losses) and realized gains and losses related to the Company’s market making business segment. Included in trading gains are net gains and losses on stocks, U.S. and foreign government securities, corporate and municipal bonds, options, futures, foreign exchange and other derivative instruments. Dividends are integral to the valuation of stocks and interest is integral to the valuation of fixed income instruments. Accordingly, both dividends and interest income and expense attributable to financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value are reported on a net basis in trading gains in the condensed consolidated statements of comprehensive income.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Recently Issued Accounting Pronouncements

Following is a summary of recently issued FASB Accounting Standards Updates (“ASUs”) that have affected or may affect the Company’s condensed consolidated financial statements:

	Affects	Status

ASU 2015-02	Consolidation (Topic 810): Amendments to the Consolidation Analysis.	Effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.

ASU 2015-08

Business Combinations (Topic 805): Pushdown Accounting. Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. Measurement of Certain Transfers Between Entities Under Common Control in the Separate Financial Statements of Each Entity.

The amendments are effective immediately.

ASU 2015-14	Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.	Effective for annual reporting periods beginning after December 15, 2017.

ASU 2015-16	Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.	Effective for fiscal years beginning after December 15, 2015.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of September 30, 2015, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.   Equity and Earnings Per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC, approximately 84.3% as of September 30, 2015.  The condensed consolidated financial statements reflect the results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC and its subsidiaries. The noncontrolling interests in IBG LLC attributable to Holdings are reported as a component of total equity in the condensed consolidated statements of financial condition, as described below.

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

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As described previously in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of Holdings’ and IBG, Inc.’s respective ownership of IBG LLC. As of September 30, 2015 and December 31, 2014, 1,000,000,000 shares of Class A common stock were authorized, of which 63,868,716 and 58,612,245 shares have been issued; and 63,447,715 and 58,473,186 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of September 30, 2015 and December 31, 2014, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of September 30, 2015 and December 31, 2014, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock.  These deferred tax assets are included in other assets in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of September 30, 2015 and December 31, 2014, the unamortized balance of these deferred tax assets was $289 million and $279 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid‑in capital arising from stock offerings from the date of the IPO through September 30, 2015 were $454 million, $386 million and $68 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $99 million through September 30, 2015 pursuant to the terms of the Tax Receivable Agreement.

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

As a consequence of these redemption transactions, and distribution of shares to employees (see Note 9), IBG, Inc.’s interest in IBG LLC has increased to approximately 15.7%, with Holdings owning the remaining 84.3% as of September 30, 2015.  The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 88.7% as of September 30, 2015.

Earnings per Share

Basic earnings per share are calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in millions, except for shares or per share amounts)
Basic earnings per share
Net income available for common stockholders	$22	$3	$32	$37
Weighted average shares of common stock outstanding:
Class A	62,458,555	57,098,952	60,152,425	55,956,515
Class B	100	100	100	100
	62,458,655	57,099,052	60,152,525	55,956,615
Basic earnings per share	$0.35	$0.06	$0.53	$0.67

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in millions, except for shares or per share amounts)
Diluted earnings per share
Net income available for common stockholders	$22	$3	$32	$37
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	62,458,555	57,098,952	60,152,425	55,956,515
Potentially dilutive common shares
issuable pursuant to employee stock incentive plans	1,570,076	1,121,018	1,494,403	1,239,498
Class B	100	100	100	100
	64,028,731	58,220,070	61,646,928	57,196,113
Diluted earnings per share	$0.35	$0.05	$0.52	$0.65

Member Distributions and Stockholder Dividends

During the nine months ended September 30, 2015,  IBG LLC made distributions totaling $212 million to its members, of which IBG, Inc.’s proportionate share was $32 million. In March, June and September 2015, the Company paid cash dividends of $0.10 per share of common stock, $6 million, $6 million and $6 million, respectively.

On October 20, 2015, the Company declared a cash dividend of $0.10 per common share, payable on December 14, 2015 to stockholders of record as of December 1, 2015.

5.   Comprehensive Income

The following table presents comprehensive income and earnings per share on comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in millions, except for shares or per share amounts)
Comprehensive income (loss) available for common stockholders	$14	$(8)	$27	$28

Earnings (loss) per share on comprehensive income:
Basic	$0.23	$(0.13)	$0.45	$0.51
Diluted	$0.23	$(0.13)	$0.44	$0.50
Weighted average common shares outstanding
Basic	62,458,655	57,099,052	60,152,525	55,956,615
Diluted	64,028,731	58,220,070	61,646,928	57,196,113

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

6.   Financial Assets and Financial Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy (see Note 2), financial assets and liabilities, measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014. As required by ASC Topic 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the respective fair value measurement.  As described in Note 2, the Company reclassified its other fair value investments of $44 million from other assets and $8 million from accounts payable, accrued expenses and other liabilities to financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value, respectively, as of December 31, 2014.

	Financial Assets At Fair Value as of September 30, 2015

	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$14,586	$—	$—	$14,586
Financial instruments owned, at fair value
Stocks	1,571	—	—	1,571
Options	1,784	—	—	1,784
Warrants and discount certificates	55	—	—	55
U.S. and foreign government securities	425	—	—	425
Corporate and municipal bonds	—	3	—	3
Currency forward contracts	—	3	—	3
Total financial instruments owned, at fair value	3,835	6	—	3,841
Total financial assets at fair value	$18,421	$6	$—	$18,427

	Financial Liabilities At Fair Value as of September 30, 2015
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$1,312	$—	$—	$1,312
Options	1,736	—	—	1,736
Warrants and discount certificates	2	—	—	2
Currency forward contracts	—	2	—	2
Total financial instruments sold, but not yet purchased, at fair value	3,050	2	—	3,052
Total financial liabilities at fair value	$3,050	$2	$—	$3,052

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Assets At Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Securities segregated for regulatory purposes	$6,681	$—	$—	$6,681
Financial instruments owned, at fair value
Stocks	2,592	—	—	2,592
Options	1,209	—	—	1,209
Warrants and discount certificates	72	—	—	72
U.S. and foreign government securities	98	—	—	98
Corporate and municipal bonds	—	3		3
Currency forward contracts	—	4	—	4
Total financial instruments owned, at fair value	3,971	7	—	3,978
Total financial assets at fair value	$10,652	$7	$—	$10,659

	Financial Liabilities At Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$1,360	$—	$1	$1,361
Options	1,197	—	—	1,197
Warrants and discount certificates	1	—	—	1
Currency forward contracts	—	10	—	10
Total financial instruments sold, but not yet purchased, at fair value	2,558	10	1	2,569
Total financial liabilities at fair value	$2,558	$10	$1	$2,569

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

During the quarter ended December 31, 2014, the Company stopped trading fixed-income securities and liquidated all its fixed-income positions.  As a result, there were no transfers between levels for financial instruments owned and sold, but not yet purchased, at fair value during the nine months ended September 30, 2015.

During the nine months ended September 30, 2014, the Company reclassified approximately $3 million of financial instruments owned, at fair value from Level 1 to Level 2 and reclassified approximately $5 million from Level 2 to Level 1. Financial instruments sold, but not yet purchased, at fair value of approximately $1 million were reclassified from Level 1 to Level 2 and approximately $1 million were reclassified from Level 2 to Level 1.

Trading Gains from Market Making Transactions

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in millions)
Equities	$83	$45	$204	$196
Fixed income	—	5	—	18
Foreign exchange	4	(8)	12	(3)
Total trading gains, net	$87	$42	$216	$211

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

	September 30, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$1,588	$1,588	$1,588	$-	$-
Cash and securities segregated for regulatory purposes	6,325	6,325	4,695	1,630	-
Securities borrowed	3,384	3,384	-	3,384	-
Securities purchased under agreements to resell	215	215	-	215	-
Receivables from customer	15,879	15,879	-	15,879	-
Receivables from broker, dealers, and clearing organizations	859	859	-	859	-
Interest receivables	65	65	-	65	-
Other assets	29	51	-	51	-
Total financial assets, not measured at fair value	$28,344	$28,366	$6,283	$22,083	$—

Financial liabilities, not measured at fair value
Short-term borrowings	$4	$4	$-	$4	$-
Securities loaned	2,724	2,724	-	2,724	-
Payables to customer	35,315	35,315	-	35,315	-
Payables to brokers, dealers and clearing organizations	454	454	-	454	-
Interest payable	4	4	-	4	-
Total financial liabilities, not measured at fair value	$38,501	$38,501	$—	$38,501	$—

	December 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$1,269	$1,269	$1,269	$-	$-
Cash and securities segregated for regulatory purposes	8,723	8,723	4,849	3,874	-
Securities borrowed	3,660	3,660	-	3,660	-
Securities purchased under agreements to resell	386	386	-	386	-
Receivables from customer	17,051	17,051	-	17,051
Receivables from broker, dealers, and clearing organizations	1,131	1,131	-	1,131	-
Interest receivable	37	37	-	37	-
Other assets	30	55	-	55	-
Total financial assets, not measured at fair value	$32,287	$32,312	$6,118	$26,194	$—

Financial liabilities, not measured at fair value
Short-term borrowings	$34	$34	$-	$34	$-
Securities loaned	3,199	3,199	-	3,199	-
Payables to customer	31,796	31,796	-	31,796	-
Payables to brokers, dealers and clearing organizations	234	234	-	234	-
Interest payable	4	4	-	4	-
Total financial liabilities, not measured at fair value	$35,267	$35,267	$—	$35,267	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Netting of Financial Assets and Financial Liabilities

The Company does not net securities borrowed and securities loaned, and securities purchased under agreements to resell and securities sold under agreements to repurchase, which are presented on a gross basis in the condensed consolidated statements of financial condition. In the tables below, the amounts of financial instruments that are not offset in the condensed consolidated statements of financial condition, but could be netted against cash or financial instruments with specific counterparties under master netting agreements, according to the terms of the agreements, including clearing houses (exchange traded options, warrants and discount certificates) or over the counter currency forward contract counterparties, are presented to provide financial statement readers with the Company’s net payable or receivable with counterparties for these financial instruments.

The following tables sets forth the netting of financial assets and of financial liabilities as of September 30, 2015 and December 31, 2014.

	September 30, 2015
		Amounts Offset	Net Amounts	Amounts Not Offset in
		in the Condensed	Presented in	the Condensed
		Consolidated	the Condensed	Consolidated Statement
		Statement of	Consolidated	of Financial Condition
	Gross Amounts	Financial	Statement of	Cash or Financial
	of Recognized	Condition	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of Financial Assets
Securities segregated for regulatory purposes—purchased under agreements to resell	$1,630 [1]	$—	$1,630	$(1,630)	$—
Securities borrowed	3,384	—	3,384	(3,312)	72
Securities purchased under agreements to resell	215	—	215	(215)	—
Financial Instruments owned, at fair value
Options	1,784	—	1,784	(1,643)	141
Warrants and discount certificates	55	—	55	(2)	53
Currency forward contracts	3	—	3	—	3
Total	$7,071	$—	$7,071	$(6,802)	$269

	(in millions)
Offsetting of Financial Liabilities
Securities loaned	$2,724	$—	$2,724	$(2,632)	$92
Financial instruments sold, but not yet purchased, at fair value
Options	1,736	—	1,736	(1,643)	93
Warrants and discount certificates	2	—	2	(2)	—
Currency forward contracts	2	—	2	—	2
Total	$4,464	$—	$4,464	$(4,277)	$187

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2014
		Amounts Offset	Net Amounts	Amounts Not Offset in
		in the Condensed	Presented in	the Condensed
		Consolidated	the Condensed	Consolidated Statement
		Statement of	Consolidated	of Financial Condition
	Gross Amounts	Financial	Statement of	Cash or Financial
	of Recognized	Condition	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of Financial Assets
Securities segregated for regulatory purposes—purchased under agreements to resell	$3,874 [1]	$—	$3,874	$(3,874)	$—
Securities borrowed	3,660	—	3,660	(3,564)	96
Securities purchased under agreements to resell	386	—	386	(386)	—
Financial Instruments owned, at fair value
Options	1,209	—	1,209	(1,150)	59
Warrants and discount certificates	72	—	72	(1)	71
Currency forward contracts	4	—	4	—	4
Total	$9,205	$—	$9,205	$(8,975)	$230

	(in millions)
Offsetting of Financial Liabilities
Securities loaned	$3,199	$—	$3,199	$(3,183)	$16
Financial instruments sold, but not yet purchased, at fair value
Options	1,197	—	1,197	(1,150)	47
Warrants and discount certificates	1	—	1	(1)	—
Currency forward contracts	10	—	10	—	10
Total	$4,407	$—	$4,407	$(4,334)	$73

(1)

As of September 30, 2015 and December 31, 2014, the Company had $1.6 billion and $3.9 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Cash and securities—segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

Secured Financing Transactions—Maturities and Collateral Pledged

The following table presents gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged.

	September 30, 2015
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities Loaned
Stocks	$2,708	$-	$-	$-	$2,708
Corporate bonds	16	-	-	-	16
Total	$2,724	$-	$-	$-	$2,724

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of September 30, 2015 and December 31, 2014,  approximately $15.9 billion and $17.1 billion, respectively, of customer margin loans were outstanding.

The following table summarizes the amounts related to collateralized transactions as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)
Securities lending transactions	$10,334	$1,966	$10,907	$2,366
Securities purchased under agreements to resell transactions (1)	1,848	1,848	4,260	4,260
Customer margin assets	13,850	6,598	14,933	5,740
	$26,032	$10,412	$30,100	$12,366

(1)

As of  September 30, 2015,  $1.6 billion or 88% (as of  December 31, 2014, $3.9 billion, or 91%), of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of September 30, 2015 and December 31, 2014, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

Financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, as of  September 30, 2015 and December 31, 2014 are presented in the following table:

	September 30,	December 31,
	2015	2014

	(in millions)
Stocks	$719	$1,860
U.S. and foreign government securities	414	76
	$1,133	$1,936

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

8. Other Income

As described in Note 2, in the fourth quarter of 2014, nearly all of the currency translation gains and losses related to the Company’s currency diversification strategy were reclassified from trading gains to other income.  Prior period amounts have been reclassified to conform to the current presentation. The components of other income for the three and nine months ended September 30, 2015 and 2014 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in millions)
Payments for order flow	$5	$6	$13	$20
Market data fees	8	7	21	21
Account activity fees	4	4	12	11
Risk exposure fees	6	3	17	3
Gains (losses) on financial instruments, at fair value and other investments, net	(4)	(5)	31	(7)
Gains (losses) from currency diversification strategy, net	(24)	(120)	(186)	(79)
Other, net	4	3	14	6
	$(1)	$(102)	$(78)	$(25)

Payments for order flow are earned from various options exchanges based upon options trading volume originated by the Operating Companies. Market data fees are charged to customers based upon market data services provided and are largely offset by the related cost to obtain the underlying market data from third party vendors.  Risk exposure fees are earned from a small minority of customers’ accounts with positions on which market risk exceeds certain thresholds.  Gains and losses on financial instruments, at fair value and other investments include realized and unrealized gains and losses on financial instruments that are not held for the Company’s market making operations or from securities that are subject to restrictions, and the Company’s interests in the earnings of equity method investees and dividends received on cost‑basis investments.

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

During the second quarter of 2015, this plan was terminated as the Company fully paid its remaining obligation to employees.  Therefore, at September 30, 2015, the Company had no payable to employees for ROI Dollar Units.  As of December 31, 2014, payable to employees for ROI Dollar Units was $3 million and is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.

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

As of December 31, 2012, compensation costs for the ROI Unit Stock Plan had been fully accrued.  As of September 30, 2015, the Company has 6,377 shares of common stock remaining to be distributed to former employees under the ROI Unit Stock Plan.

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

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $38 million and $32 million for the nine months ended September 30, 2015 and 2014, respectively. Estimated future compensation costs for unvested awards, net of forfeiture credits, as of September 30, 2015 are $25 million.

The following summarizes the Stock Incentive Plan and ROI Unit Stock Plan activities for the nine months ended September 30, 2015:

	Stock
	Incentive Plan	ROI Unit
	("SIP")	Stock Plan
	Shares	Shares
Balance, December 31, 2014	10,376,800	9,614
Granted	—	—
Forfeited	(148,008)	—
Distributed	(2,484,693)	(3,237)
Balance, September 30, 2015	7,744,099	6,377

Awards granted under the stock plans are subject to forfeiture in the event a participant ceases employment with the Company. The stock plans provide that participants who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post‑employment provisions will forfeit 50% of unvested previously granted awards unless the participant is over the age of 59, in which case the participant would be eligible to receive 100% of unvested awards previously granted. Distributions of remaining awards granted on or before January 1, 2009 to former participants will occur within 90 days of the anniversary of the termination of employment date over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year. Distributions of remaining awards granted on or after January 1, 2010 to former participants will occur over the remaining vesting schedule applicable to each grant. Through September 30, 2015, a total of 305,838 shares have been distributed under these post‑employment provisions. These distributions are included in the table above.

10. Income Taxes

Income tax expense for the nine months ended September 30, 2015 and 2014 differs from the U.S. federal statutory rate due primarily to the taxation treatment of income attributable to noncontrolling interests in IBG LLC.  These noncontrolling interests are subject to U.S. taxation as partnerships.  Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners.  Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Deferred income taxes arise due primarily to the amortization of the deferred tax assets recognized in connection with the common stock offerings (see Note 4), differences in the valuation of financial assets and liabilities, and for other temporary differences arising from the deductibility of compensation and depreciation expenses in different time periods for book and income tax return purposes.

As of and for the nine months ended September 30, 2015 and 2014,  the Company had no unrecognized tax and no valuation allowances on deferred tax assets were required. The Company is subject to taxation in the U.S. and various states and foreign

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

jurisdictions. As of September 30, 2015, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2010, and to non-U.S. income tax examinations for tax years prior to 2006.

As of September 30, 2015, accumulated earnings held by non‑U.S. subsidiaries totaled $1.0 billion (as of December 31, 2014 $1.0 billion). Of this amount, approximately $0.4 billion (as of December 31, 2014 $0.4 billion) is attributable to earnings of the Company’s foreign subsidiaries that are considered “pass‑through” entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for U.S. tax purposes and when they are remitted. With respect to certain of these subsidiaries’ accumulated earnings (approximately $0.3 billion as of September 30, 2015 and December 31, 2014, respectively), repatriation would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution. The Company has not provided for its proportionate share of these additional foreign taxes as it does not intend to repatriate these earnings in the foreseeable future. For the same reason, the Company has not provided deferred U.S. tax on cumulative translation adjustments associated with these earnings.

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of September 30, 2015 and 2014, reserves provided for potential losses related to litigation matters were not material.

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

In the second quarter of 2015, the District Court for the Northern District of Illinois, Eastern Division granted the motion request filed by IBG LLC and IB LLC to stay the Litigation pursuant to Section 18(b) of the America Invents Act in light of petitions for Covered Business Method (“CBM”) Review on five asserted patents filed with the U.S. Patent and Trademark Office (“USPTO”).  The CBM petitions were terminated in July 2015.  On July 24, 2015, the District Court granted Trading Technologies motion to lift the stay of the Litigation.

The case has now moved into the discovery phase.  While it is too early to predict the outcome of the matter, the Company believes it has meritorious defenses to the allegations made in the complaint and intends to defend itself vigorously against them. However, litigation is inherently uncertain and there can be no guarantee that the Company will prevail or that the litigation can be settled on favorable terms.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three months ended September 30, 2015 and 2014, and to total assets as of September 30, 2015 and December 31, 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in millions)
Net revenues
Electronic brokerage	$300	$245	$878	$691
Market making	90	49	229	231
Corporate and eliminations	(31)	(123)	(189)	(87)
Total net revenues	$359	$171	$918	$835
Income before taxes
Electronic brokerage	$184	$155	$423	$422
Market making	46	7	103	99
Corporate and eliminations	(28)	(122)	(195)	(89)
Total income before income taxes	$202	$40	$331	$432

	September 30,	December 31,
	2015	2014

	(in millions)
Segment Assets
Electronic brokerage	$42,323	$38,280
Market making	10,691	12,173
Corporate	(5,788)	(7,068)
Total assets	$47,226	$43,385

The Company operates its automated global business in the U.S. and international markets on more than 100 electronic exchanges and market centers. A significant portion of the Company’s net revenues are generated by subsidiaries operating outside the U.S.  International operations are comprised of electronic brokerage and market making activities in 25 countries in Europe, Asia and the Americas (outside the U.S.).  In the first quarter of this year, the Company changed the presentation of its geographic segments, moving the companies and eliminations that were in the corporate segment to their respective geographic region.  To provide meaningful comparison, prior period amounts have been reclassified for this change in presentation.  The following table presents total net revenues and income before income taxes by geographic area for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in millions)
Net revenues
United States	$261	$121	$640	$650
International	98	50	278	185
Total net revenues	$359	$171	$918	$835
Income before income taxes
United States	$155	$36	$198	$389
International	47	4	133	43
Total income before income taxes	$202	$40	$331	$432

13. Regulatory Requirements

As of September 30, 2015, aggregate excess regulatory capital for all of the Operating Companies was $3.4 billion.

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

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$2,322	$246	$2,076
TH LLC	373	1	372
THE	614	201	413
Other regulated Operating Companies	526	24	502
	$3,835	$472	$3,363

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain entities within the Company are subject to other regulatory restrictions and requirements.

As of September 30, 2015,  all of the regulated Operating Companies were in compliance with their respective regulatory capital requirements.

14. Related Party Transactions

Receivable from affiliate, reported in other assets in the condensed consolidated statement of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the condensed consolidated statements of financial condition as of September 30, 2015 and December 31, 2014 were accounts receivable from directors, officers and their affiliates of $58 million and $152 million and payables of $1,113 million and $274 million, respectively.  The Company may extend credit to these related parties in connection with margin loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

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

Introduction

IBG, Inc. (the “Company”) is a holding company whose primary asset is its ownership of approximately 15.7% of the membership interests in IBG LLC.  The remaining approximately 84.3% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder, Chairman and Chief Executive Officer, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members.  The below table shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of September 30, 2015.

	Public	Holdings	Total
Ownership %	15.7%	84.3%	100.0%
Membership interests	63,739,271	343,290,504	407,029,775

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

Executive Overview

Third Quarter Results: Diluted earnings per share were $0.35 for the quarter ended September 30, 2015 (“current quarter”), compared to diluted earnings per share of $0.05 for the quarter ended September 30, 2014 (“prior year quarter”). The calculation of diluted earnings per share is detailed in Note 4 to the condensed consolidated financial statements elsewhere in this report.

On a comprehensive basis, which includes other comprehensive income (“OCI”), diluted earnings per share were $0.23 for the current quarter, compared to a  diluted loss per share of $0.13 for the prior year quarter.

In connection with our currency diversification strategy, we have determined to base our net worth in GLOBALs, a basket of 16 major currencies in which we hold our equity. As a result, as of September 30, 2015, approximately 58% of our equity is denominated in currencies other than U.S. dollar. In the current quarter, our currency diversification strategy decreased our comprehensive earnings by $76 million, as the U.S. dollar value of the GLOBAL decreased by approximately 1.5%. The effects of our currency diversification strategy are reported as components of (1) other income in the condensed consolidated statement of comprehensive income and (2) as OCI in the condensed consolidated statement of financial condition and the condensed consolidated statement of comprehensive income.  The full effect of the GLOBAL is captured in comprehensive income.

Consolidated: For the current quarter, our net revenues were $359 million and the income before income taxes was $202 million, compared to net revenues of $171 million and income before income taxes of $40 million in the prior year quarter.  The increase in net income was driven mainly by trading gains, which increased $45 million, or 107%; commission and execution fees, which increased $34 million, or 26%; and other income, which increased $101 million, or 99%, due to lower translation losses; partially offset by execution and clearing expense which increased $11 million, or 21%, and employee compensation expense, which increased $7 million, or 14%, in the current quarter. Our pre-tax profit margin for the current quarter was 56%, compared to 23% in the prior year quarter. For the current quarter, electronic brokerage accounted for 80% and market making accounted for 20% of the combined income before income taxes.

Electronic Brokerage:  For the current quarter, income before income taxes in our electronic brokerage segment increased 19% compared to the prior year quarter, mainly due to higher commissions and execution fees, which increased by 26% on higher customer trade volumes, and higher net interest income, which increased by 11%, driven by higher average customer margin borrowings and customer cash balances which were invested in interest-bearing instruments (e.g., U.S. government securities) during the current quarter. Pre-tax profit margin decreased to 61% from 63% in the prior year quarter. Customer accounts grew 18% and customer equity increased 13% from the prior year quarter. Total Daily Average Revenue Trades (“DARTs”) for cleared and execution‑only customers increased 28% to 683 thousand in the current quarter, compared to 534 thousand in the prior year quarter.

Market Making: For the current quarter, income before income taxes in our market making segment increased 557% compared to the prior year quarter, as trading gains were favorably impacted by higher volatility levels and active trading in the late-August period. Pre-tax profit margin increased to 51% from 14% in the prior year quarter.

Nine Month Results: Diluted earnings per share were $0.52 for the nine months ended September 30, 2015 (“current nine month period”), compared to diluted earnings per share of $0.65 for the nine months ended September 30, 2014 (“prior year nine month period”). The calculation of diluted earnings per share is detailed in Note 4 to the condensed consolidated financial statements elsewhere in this report.

On a comprehensive basis, which includes OCI, diluted earnings per share were $0.44 for the current nine month period, compared to diluted earnings per share of $0.50 for the prior year nine month period.

The results for the current nine month period were negatively impacted by a $119 million net loss due to the sudden move in the value of the Swiss franc, as described below; and a $220 million loss on our currency diversification strategy due to the strengthening of the U.S. dollar against other major currencies. At September 30, 2015 the value of the GLOBAL as measured in U.S. Dollars had decreased approximately 7.1% compared to September 30, 2014.

Consolidated: For the current nine month period, our net revenues were $918 million and the income before income taxes was $331 million, compared to net revenues of $835 million and income before income taxes of $432 million in the prior year nine month period.  The decrease in net income was driven mainly by higher losses on our currency diversification strategy and unsecured customer losses caused by the sudden move in the value of the Swiss franc, as further described below, partially offset by higher commissions and execution fees, which increased $79 million, or 20%, and net interest income, which increased $52 million, or 20%. Our pre-tax profit margin for the current nine month period was 36%, compared to 52% in the prior year nine month period.

For the current nine month period, excluding the effects of our currency diversification strategy and the Swiss franc related customer losses, our core results as compared to the prior year nine month period on the same basis were as follows: net revenues were $1,086 million, up 19%; non-interest expenses were $450 million, up 12%; and income before income taxes was $636 million, up 24%.

Electronic Brokerage:  For the current nine month period, income before income taxes in our electronic brokerage segment was up slightly compared to the prior year nine month period.  Commissions and execution fees increased by 20% on higher customer trade volumes, and net interest income increased by 25% from the prior year nine month period, driven by higher average customer margin borrowings and customer cash balances which were invested in interest-bearing instruments (e.g., U.S. government securities) during the current nine month period; offset by unsecured customer losses caused by the sudden move in the value of the Swiss franc as further described below.  Pre-tax profit margin decreased to 48% from 61% in the prior year nine month period. Customer accounts grew 18% and customer equity increased 13% from the prior year nine month period. Total DARTs for cleared and execution‑only customers increased 18% to 649 thousand in the current nine month period, compared to 548 thousand in the prior year nine month period.

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

Market Making: For the current nine month period, income before income taxes in our market making segment increased 4% compared to the prior year nine month period, as trading gains continue to reflect the impact of intense competition and generally low volatility levels, despite volatility levels spiking briefly at the end of August. Pre-tax profit margin increased to 45% from 43% in the prior year nine month period.

Presentation of Foreign Currency Effects

In the fourth quarter of 2014, we took several steps to improve the transparency of our currency strategy, as a result of which nearly all currency translation gains and losses related to the GLOBAL are reported as other income instead of trading gains and these gains and losses are reported in the corporate segment instead of the market making segment.

These actions isolate the income statement effects of our currency diversification strategy in the corporate segment, thereby providing a clearer picture of the core operating results in the market making segment. For comparative purposes, certain reclassifications have been made to previously reported amounts to conform with the current presentation. These changes had no effect on total consolidated net revenues or on net income.

Trading Volumes

The following tables present historical trading volumes for our business. However, volumes are not the only drivers in our business.

TRADE VOLUMES:

(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2012	60,421		150,000		16,118		226,540		904
2013	65,320	8%	173,849	16%	18,489	15%	257,658	14%	1,029
2014	64,530	-1%	206,759	19%	18,055	-2%	289,344	12%	1,155

3Q2014	17,864		49,636		4,282		71,782		1,130
3Q2015	18,696	5%	65,333	32%	5,266	23%	89,295	24%	1,395

2Q2015	14,852		58,458		4,060		77,370		1,228
3Q2015	18,696	26%	65,333	12%	5,266	30%	89,295	15%	1,395

CONTRACT AND SHARE VOLUMES:

(in 000’s, except %)

TOTAL

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2012	698,140		98,801		65,872,960
2013	659,673	-6%	121,776	23%	95,479,739	45%
2014	631,265	-4%	123,048	1%	153,613,174	61%

3Q2014	151,768		29,352		36,040,255
3Q2015	179,786	18%	38,960	33%	41,999,917	17%

2Q2015	144,188		34,661		60,255,458
3Q2015	179,786	25%	38,960	12%	41,999,917	-30%

MARKET MAKING

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2012	457,384		12,660		9,339,465
2013	404,490	-12%	18,184	44%	12,849,729	38%
2014	344,741	-15%	15,668	-14%	12,025,822	-6%

3Q2014	81,395		3,542		3,137,329
3Q2015	95,754	18%	3,868	9%	4,458,343	42%

2Q2015	74,533		3,652		4,270,738
3Q2015	95,754	28%	3,868	6%	4,458,343	4%

Notes:

(1)	Futures contract volume includes options on futures

BROKERAGE TOTAL

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2012	240,756		86,141		56,533,495
2013	255,183	6%	103,592	20%	82,630,010	46%
2014	286,524	12%	107,380	4%	141,587,352	71%

3Q2014	70,373		25,810		32,902,926
3Q2015	84,032	19%	35,092	36%	37,541,574	14%

2Q2015	69,655		31,009		55,984,720
3Q2015	84,032	21%	35,092	13%	37,541,574	-33%

BROKERAGE CLEARED

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2012	144,539		84,794		54,371,351
2013	180,660	25%	101,732	20%	78,829,785	45%
2014	225,662	25%	106,074	4%	137,153,132	74%

3Q2014	56,824		25,559		31,814,664
3Q2015	68,018	20%	34,635	36%	36,475,917	15%

2Q2015	57,867		30,717		55,144,248
3Q2015	68,018	18%	34,635	13%	36,475,917	-34%

Notes:

(1)	Futures contract volume includes options on futures

BROKERAGE STATISTICS:

(in 000’s, except % and where noted)

Year over Year	3Q2015	3Q2014	% Change
Total Accounts	322	272	18%
Customer Equity (in billions) *	$62.1	$54.9	13%

Cleared DARTs	620	485	28%
Total Customer DARTs	683	534	28%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$4.10	$4.21	-3%
DART per Avg. Account (Annualized)	493	455	8%
Net Revenue per Avg. Account (Annualized)	$3,652	$3,532	3%

Consecutive Quarters	3Q2015	2Q2015	% Change
Total Accounts	322	310	4%
Customer Equity (in billions) *	$62.1	$66.0	-6%

Cleared DARTs	620	565	10%
Total Customer DARTs	683	616	11%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$4.10	$4.31	-5%
DART per Avg. Account (Annualized)	493	469	5%
Net Revenue per Avg. Account (Annualized)	$3,652	$3,749	-3%

*     Excludes non‑customers.

Business Environment

The operating environment for our electronic brokerage business continued to exhibit positive trends in the current quarter.  Investor uncertainty, accompanied a downdraft in the equity markets over the latest quarter, and periods of increased volatility led to contraction of margin borrowing but higher trading volumes.

We maintained our position as the largest U.S. electronic broker as measured by number of customer revenue trades.  Customer trading volumes increased 31% over the prior year quarter, driving a 26% increase in commission and execution fees.  New customer account growth continued to gain momentum as total customer accounts increased 18% to 322 thousand accounts, from the prior year quarter.  Institutional customers, such as hedge funds, mutual funds, introducing brokers, proprietary trading groups and financial advisors, comprised approximately 44% of total accounts and approximately 64% of total customer equity at the end of the current quarter.  Our customer base continues to be geographically diversified, as our customers reside in over 190 countries and over 50% of new customers came from outside the U.S.  Average equity per account decreased by 4%, to $193 thousand, compared to the prior year quarter.

Customers continued to take advantage of our low margin lending rates, which are tied to benchmark rates, such as the Federal Funds rate in the U.S.  In the current quarter, our customers paid 0.5% to 1.6% for their USD margin loans with us. After building steadily for a number of quarters, customer margin loans decreased by 9% from the year-ago quarter, as customers responded to the volatile markets by reducing their leverage. In spite of this recent decline in customer margin loans, the electronic brokerage net interest income grew 11% compared to the prior year quarter.

Market making segment results increased in the current quarter, driven by higher volatility levels and active trading in the late-August period, which contributed to a 107% increase in trading gains compared to the prior year quarter.

The following is a summary of the key profit drivers that affect our business and how they compared to the prior year quarter:

Global trading volumes.  According to data received from exchanges worldwide, volumes in exchange‑listed equity‑based options increased by approximately 23% globally, and approximately 11% in the U.S. for the current quarter, as compared to the prior year quarter.  During the current quarter we accounted for approximately 7.8% (8.1% in the prior year quarter) of the exchange‑listed equity‑based options (including options on ETFs and stock index products) volume traded worldwide and approximately 11.5%  (10.9%  in the prior year quarter) of exchange‑listed equity‑based options volume traded in the U.S. It is important to note that this metric is not directly correlated with our profits.

Volatility.  Our market making profits are generally correlated with market volatility since we typically maintain an overall long volatility position, which protects us against a severe market dislocation in either direction. Based on the Chicago Board Options Exchange Volatility Index (“VIX®”), the average volatility increased to 19.2 in current quarter, a 48% increase from the average of 13.0 in the prior year quarter.

The ratio of actual to implied volatility is also meaningful to our results, since the cost of hedging our positions is based on implied volatility, while our trading profits are, in part, based on actual market volatility.   A higher ratio is generally favorable and a lower ratio generally has a negative effect on our trading gains. This ratio averaged approximately 109% during the current quarter,  compared to an average of approximately 72% in the prior year quarter, rising above 100% for the first time since the third quarter of 2011.

Currency fluctuations. As a global electronic broker and market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in the GLOBAL, in order to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Since we report our financial results in U.S. dollars, the change in the value of the GLOBAL to the U.S. dollar affects our earnings. The value of the GLOBAL, as measured in U.S. dollars, during the current quarter decreased 1.5% compared to its value at June 30, 2015, and as a result had a negative impact on our comprehensive earnings for the current quarter. A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

See the tables on pages 33-34 of this Quarterly Report on Form 10-Q for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

Certain Trends and Uncertainties

We believe that our continuing operations may be favorably or unfavorably impacted by the following trends that may affect our financial condition and results of operations.

•Over the past several years, the effects of market structure changes, competition (in particular, from high frequency traders) and market conditions have, during certain periods, exerted downward pressure on bid/offer spreads realized by market makers.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in millions, except share and per share data)
Revenues:
Trading gains (1)	$87	$42	$216	$211
Commissions and execution fees	167	133	473	394
Interest income (1)	122	123	356	306
Other income (loss) (1)	(1)	(102)	(78)	(25)
Total revenues	375	196	967	886
Interest expense	16	25	49	51
Total net revenues	359	171	918	835

Non-interest expenses:
Execution and clearing	63	52	177	158
Employee compensation and benefits	56	49	171	156
Occupancy, depreciation and amortization	12	9	33	29
Communications	6	6	19	18
General and administrative	13	14	42	40
Customer bad debt	7	1	145	2
Total non-interest expenses	157	131	587	403
Income before income taxes	202	40	331	432
Income tax expense	20	9	37	39
Net income	182	31	294	393
Less net income attributable to noncontrolling interests	160	28	262	356
Net income available for common stockholders	$22	$3	$32	$37

Earnings per share:
Basic	$0.35	$0.06	$0.53	$0.67
Diluted	$0.35	$0.05	$0.52	$0.65

Weighted average common shares outstanding:
Basic	62,458,655	57,099,052	60,152,525	55,956,615
Diluted	64,028,731	58,220,070	61,646,928	57,196,113

Comprehensive income:
Net income available for common stockholders	$22	$3	$32	$37
Other comprehensive income:
Cumulative translation adjustment, before income taxes	(8)	(11)	(5)	(9)
Income taxes related to items of other comprehensive income	-	-	-	-
Other comprehensive income (loss), net of tax	(8)	(11)	(5)	(9)
Comprehensive income (loss) available for common stockholders	$14	$(8)	$27	$28

Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	$160	$28	$262	$356
Other comprehensive income - cumulative translation adjustment	(44)	(66)	(29)	(54)
Comprehensive income (loss) attributable to noncontrolling interests	$116	$(38)	$233	$302

(1)

Certain reclassifications have been made to previously reported amounts to conform with the current presentation of currency translation gains and losses related to our currency diversification strategy.

Three Months Ended September 30, 2015 (“current quarter”) compared to the Three Months Ended September 30, 2014 (“prior year quarter”)

Net Revenues

Total net revenues, for the current quarter, increased $188 million, or 110%, to $359 million from $171 million during the prior year quarter. The increase in net revenues was due primarily to lower losses on our currency diversification strategy, and higher trading gains, commissions and execution fees and net interest income. Trading volume is an important driver of revenues and expenses for both our electronic brokerage and market making segments. During the current quarter our volumes in options, futures and stocks increased 18%, 33% and 17%, respectively, compared to the prior year quarter.

Trading Gains.  Trading gains, for the current quarter, increased $45 million, or 107%, to $87 million, compared to the prior year quarter. As market makers, we provide liquidity by buying from sellers and selling to buyers. During the current quarter, our market making operations executed 18.7 million trades, an increase of 5% over the number of trades executed in the prior year quarter. Market making options and futures contract volumes and stock share volume increased 18%, 9% and 42%, respectively.

Trading gains were favorably impacted by higher volatility levels and active trading in the late-August period. The VIX®, which measures perceived U.S. equity market volatility, increased 48% to 19.2 for the current quarter as compared to 13.0 for the prior year quarter, and the ratio of actual to implied volatility increased to 109% for current quarter as compared to 72% for the prior year quarter.

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

Commissions and Execution Fees. Commissions and execution fees, for the current quarter, increased $34 million, or 26%, to $167 million, compared to the prior year quarter, driven by continued customer account growth and increased customer trading activity. Cleared customer options and futures contract volumes and stock share volume increased 20%, 36%,  and 15%, respectively, from the prior year quarter. Total DARTs for cleared and execution-only customers for the current quarter increased 28% to 683 thousand, compared to 534 thousand during the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 28% to 620 thousand, for the current quarter, compared to 485 thousand for the prior year quarter. Average commission per DART for cleared customers, for the current quarter,  decreased by 3% to $4.10, compared to $4.21 for the prior year quarter.

Interest Income and Interest Expense. Net interest income (interest income less interest expense), for the current quarter, increased $8 million, or 8%, to $106 million, compared to the prior year quarter. The increase in net interest income was driven by higher average customer margin borrowings and customer cash balances which were invested in interest-bearing instruments (e.g., U.S. government securities).

Net interest income on customer balances increased $13 million compared to the prior year quarter. Average customer cash balances increased by 21%, to $34.3 billion and average customer fully secured margin borrowings increased 7% to $17.8 billion, for the current quarter, compared to $28.4 billion and $16.6 billion, respectively, for the prior year quarter. The average Fed Funds effective rate increased by approximately five basis points to 0.14% for the current quarter, compared to the prior year quarter.

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

In the current quarter, average securities borrowed increased by 3%, to $3.4 billion and average securities loaned was unchanged at $3.0 billion, compared to the prior year quarter. Net interest earned from securities lending is also affected by the level of demand for securities positions held by our market making business and our customers. During the current quarter, net fees earned by our electronic brokerage and market making segments from securities lending transactions decreased by 9%, or $4 million, compared to the prior year quarter. The majority of the decrease in net interest from securities lending transactions was attributable to the electronic brokerage segment.

Other Income. Other income, for the current quarter,  increased $101 million, or 99%, to $(1) million, compared to the prior year quarter, driven mainly by $96 million lower losses on our currency diversification strategy and a $3 million increase in risk exposure fee income. To improve the transparency of the financial impact of our currency diversification strategy, we report currency translation gains and losses related to the GLOBAL as other income instead of trading gains, as previously presented. A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Non‑Interest Expenses

Non-interest expenses, for the current quarter, increased by $26 million, or 20%, to $157 million, compared to the prior year quarter, mainly due to higher execution and clearing expenses, employee compensation expenses and customer bad debt.

Execution and Clearing. Execution and clearing expenses, for the current quarter, increased $11 million, or 21%, to $63 million, compared to the prior year quarter. The increase is driven by higher trading volumes in options, futures and stocks in both the electronic brokerage and market making segments.

Employee Compensation and Benefits. Employee compensation and benefits expenses, for the current quarter,  increased by $7 million, or 14%, to $56 million, compared to the prior year quarter,  mainly due to a 12% increase in the number of employees to 1,052, compared to 937 for the prior year quarter.  Approximately 17% of the total increase in the number of employees was due to the acquisition of Covestor, an online investment marketplace, during the second quarter of 2015. Within the operating segments, we continued to add staff in electronic brokerage and reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 16% for the current quarter and 29% for the prior year quarter.

General and Administrative. General and administrative expenses, for the current quarter,  decreased $1 million, or 7%, to $13 million, compared to the prior year quarter mainly due to lower other administrative expenses.

Customer Bad Debt.  Customer bad debt expense was $7 million in the current quarter, due primarily to customer related losses resulting from the market volatility in the late-August period.

Nine Months Ended September 30, 2015 (“current nine month period”) compared to the Nine Months Ended September 30, 2014 (“prior year nine month period”)

Net Revenues

Total net revenues, for the current nine month period, increased $83 million or, 10%, to $918 million from $835 million during the prior year nine month period. The increase in net revenues was due primarily to higher commissions and execution fees, net interest income, and trading gains; partially offset by higher losses on our currency diversification strategy, as the U.S. dollar strengthened against the other major currencies. Trading volume is an important driver of revenues and expenses for both our electronic brokerage and market making segments. During the current nine month period our volumes in options, futures and stocks increased 4%, 21% and 18%, respectively, compared to the prior year nine month period.

Trading Gains. Trading gains, for the current nine month period, increased $5 million, or 2%, to $216 million, compared to the prior year nine month period. As market makers, we provide liquidity by buying from sellers and selling to buyers. During the current nine month period, our market making operations executed approximately 49.0 million trades, an increase of 1% over the number of trades executed in the prior year nine month period. Market making options contract volume and stock share volumes increased 2% and 31%, respectively, while futures contract volume was down 10%, compared to the prior year nine month period.

Trading gains were positively impacted by a market making environment with increased volatility levels compared to the prior year nine month period. The average VIX®, which measures perceived U.S. equity market volatility, increased 22% to 16.5, for the current nine month period compared to the prior year nine month period. The average ratio of actual to implied volatility increased to 89% for current nine month period compared to 75% for the prior year nine month period.  However, neither of these increases was substantial enough to materially impact market making performance, compared to the prior year nine month period.

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

Commissions and Execution Fees. Commissions and execution fees, for the current nine month period, increased $79 million, or 20%, to $473 million, compared to the prior year nine month period, driven by continued customer account growth and increased customer trading activity. Cleared customer options and futures contract volumes and stock share volumes increased 14%, 26% and 18%, respectively, from the prior year nine month period. Total DARTs for both cleared and execution-only customers for the current nine month period increased 18% to 649, compared to 548 thousand during the prior year nine month period. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, increased 19% to 592 thousand, for the current nine month period, compared to 498 thousand for the prior year nine month period. Average commission per DART for cleared customers, for the current nine month period,  increased by 1% to $4.15, compared to $4.12 for the prior year nine month period.

Interest Income and Interest Expense. Net interest income (interest income less interest expense), for the current nine month period, increased $52 million, or 20%, to $307 million, compared to the prior year nine month period. The increase in net interest income was driven by higher average customer margin borrowings and customer cash balances which were invested in interest-bearing instruments (e.g., U.S. government securities), and higher net fees earned from securities lending transactions.

Net interest income on customer balances increased $40 million compared to the prior year nine month period. Average customer cash balances increased by 17%, to $32.5 billion and average customer fully secured margin borrowings increased 16% to $18.2 billion, for the current nine month period, compared to $27.7 billion and $15.7 billion, respectively, for the prior year nine month period. The average Fed Funds effective rate increased by approximately five basis points to 0.13% for the current nine month period, compared to the prior year nine month period.

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

In the current nine month period, average securities borrowed increased by 9%, to $3.4 billion and average securities loaned increased by 7%, to $3.1 billion,  compared to the prior year nine month period. Net interest earned from securities lending is also affected by the level of demand for securities positions held by our market making business and our customers. During the current nine month period, net fees earned by our electronic brokerage and market making segments from securities lending transactions increased by 13%, or $13 million, compared to the prior year nine month period. The majority of the increase in net interest from securities lending transactions was driven by our electronic brokerage segment.

Other Income. Other income, for the current nine month period,  decreased $53 million to a loss of $78 million, compared to the prior year nine month period, driven mainly by a $107 million increase in losses on our currency diversification strategy to a $186 million loss during the current nine month period, compared to a $79 million loss in the prior year nine month period; partially offset by $14 million higher risk exposure fees income, $20 million higher mark-to-market gains on U.S. government securities held in the electronic brokerage segment, and  $18 million gain from our hedging activities to offset our losses related to the Swiss franc event. To improve the transparency of the financial impact of our currency diversification strategy, we report currency translation gains and losses related to the GLOBAL as other income instead of trading gains, as previously presented. A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Non‑Interest Expenses

Non-interest expenses, for the current nine month period,  increased by $184 million, or 46%, to $587 million, compared to the prior year nine month period. The increase was mainly due to $137 million customer bad debt expense as a result of the sudden move in the value of Swiss franc as described above in the “Executive Overview” section. Excluding the effects of this unusual loss, non-interest expense for the current nine month period, increased by $47 million, or 12%, to $450 million, compared to the prior year nine month period.

Execution and Clearing. Execution and clearing expenses, for the current nine month period,  increased $19 million, or 12%, to $177 million, as compared to the prior year nine month period. The increase reflects higher trading volumes in options, futures and stocks in both the electronic brokerage and market making segments.

Employee Compensation and Benefits. Employee compensation and benefits expenses, for the current nine month period,  increased $15 million, or 10%, to $171 million, compared to the prior year nine month period, mainly due to a 12% increase in the number of employees to 1,052, compared to 937 for the prior year nine month period. Approximately 17% of the total increase in the number of employees was due to the acquisition of Covestor, an online investment marketplace, during the second quarter of 2015. Within the operating segments, we continued to add staff in electronic brokerage and reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 19% for both the current nine month period and the prior year nine month period.

General and Administrative. General and administrative expenses, for the current nine month period,  increased $2 million, or 5%, to $42 million, compared to the prior year nine month period due to higher advertising expenses.

Customer Bad Debt. The increase in customer bad debt was due primarily to unsecured customer losses of $137 million caused by the sudden move in the value of the Swiss franc, as described above in the “Executive Overview” section, and $7 million caused by the market volatility in the late-August period.

Our operating results, excluding the effects of our currency diversification strategy and the Swiss franc related customer losses, compared the prior year nine month period on the same basis were as follows: net revenues were $1,086 million, up 19%; non-interest expenses were $450 million, up 12%; income before income taxes was $636 million, up 24%; and pre-tax profit margin increased to 59% from 56% for the prior year nine month period.

Business Segments

The following table sets forth the net revenues, non-interest expenses and income before income taxes of our business segments:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014

		(in millions)
Electronic Brokerage	Net revenues (1)	$300	$245	$878	$691
	Non-interest expenses	116	90	455	269
	Income before income taxes	$184	$155	$423	$422

	Pre-tax profit margin	61%	63%	48%	61%

Market Making	Net revenues (1)	$90	$49	$229	$231
	Non-interest expenses	44	42	126	132
	Income before income taxes	$46	$7	$103	$99

	Pre-tax profit margin	51%	14%	45%	43%

Corporate(2)	Net revenues (1)	$(31)	$(123)	$(189)	$(87)
	Non-interest expenses	(3)	(1)	6	2
	Income (loss) before income taxes	$(28)	$(122)	$(195)	$(89)

Total	Net revenues (1)	$359	$171	$918	$835
	Non-interest expenses	157	131	587	403
	Income before income taxes	$202	$40	$331	$432

	Pre-tax profit margin	56%	23%	36%	52%

(1)	Certain reclassifications have been made to previously reported amounts to conform with the current presentation of the impact of our currency diversification strategy.
(2)	The corporate segment includes corporate related activities, inter-segment eliminations and gains and losses on positions held as part of our overall currency diversification strategy.

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

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in millions)
Revenues
Commissions and execution fees	$168	$133	$474	$394
Interest income (1)	109	101	319	259
Other income (1)	30	20	107	60
Total revenues	307	254	900	713
Interest expense	7	9	22	22
Total net revenues	300	245	878	691

Non-interest expenses
Execution and clearing	45	37	125	109
Employee compensation and benefits	24	20	72	60
Occupancy, depreciation and amortization	5	2	12	8
Communications	3	3	9	9
General and administrative	32	27	92	81
Customer bad debt	7	1	145	2
Total non-interest expenses	116	90	455	269

Income before income taxes	$184	$155	$423	$422

(1)

Certain reclassifications have been made to previously reported amounts to conform with the current presentation of currency translation gains and losses related to our currency diversification strategy.

Three Months Ended September 30, 2015 (“current quarter”) compared to the Three Months Ended September 30, 2014 (“prior year quarter”)

Electronic brokerage total net revenues, for the current quarter, increased $55 million, or 22%, to $300 million, compared to the prior year quarter, due primarily to higher commission and execution fees, net interest income and other income.

Commissions and execution fees, for the current quarter, increased $35 million, or 26%, as a result of continued customer account growth and increased customer trading activity. Cleared customer options and futures contract volumes and stock share volume increased by 20%, 36%, and 15%, respectively, from the prior year quarter.  Total DARTs for cleared and execution-only customers, for the current quarter, increased 28% to 683 thousand, compared to 534 thousand during the prior year quarter. DARTs from cleared customers, for the current quarter, increased 28% to 620 thousand, compared to 485 thousand during the prior year quarter.

Net interest income, for the current quarter, increased $10 million, or 11% compared to the prior year quarter. The increase in net interest income was attributable to higher net customer interest of $13 million, driven by a $5.9 billion increase in average customer cash balances, which were invested in interest-bearing instruments (e.g., U.S. government securities) and a $1.2 billion increase in average customer margin borrowings; partially offset by lower net fees from securities lending transactions. The average Fed Funds effective rate increased by approximately five basis points to 0.14% for the current quarter, compared to the prior year quarter. Since the end of the prior year quarter, we have increased our investment in U.S. government securities for the purpose of satisfying regulatory requirements, which has improved the yield on the investment of customer funds, thereby increasing net interest income compared to the prior year quarter.

Other income, for the current quarter, increased $10 million, or 50% compared to the prior year quarter, mainly due to $8 million higher mark-to-market gains on U.S. government securities and $3 million higher risk exposure fee income; partially offset by $1 million lower order flow income.

Non-interest expenses, for the current quarter, increased $26 million, or 29%, compared to the prior year quarter. Within non-interest expenses, execution and clearing expenses increased $8 million, or 22% due to higher trading volumes in options, futures and stocks. Employee compensation and benefits expenses increased $4 million, or 20% due to a 13% rise in the average number of employees.

General and administrative expenses increased $5 million, or 19% compared to prior year quarter due to higher administrative and consulting fees. Customer bad debt increased $6 million, or 600%, compared to the prior year quarter, due primarily to customer related losses resulting from the market volatility in the late-August period. As a percentage of total net revenues, non-interest expenses were 39% for the current quarter 37% for the prior year quarter.

Income before income taxes increased $29 million, or 19%, to $184 million for the current quarter from $155 million for the prior year quarter. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 61% for the current quarter and 63% for the prior year quarter.

Nine Months Ended September 30, 2015 (“current nine month period”) compared to the Nine Months Ended September 30, 2014 (“prior year nine month period”)

Electronic brokerage total net revenues, for the current nine month period, increased $187 million, or 27%, to $878 million, compared to the prior year nine month period, due to higher commission and execution fees, net interest income and other income.

Commissions and execution fees, for the current nine month period, increased $80 million, or 20%, as a result of continued customer account growth and increased customer trading activity. Cleared customer options and futures contract volumes and stock share volume increased by 14%, 26% and 18% from the prior year nine month period. Total DARTs for cleared and execution-only customers, for the current nine month period, increased 18% to 649 thousand, compared to 548 thousand during the prior year nine month period. DARTs from cleared customers, for the current nine month period, increased 19% to 592 thousand, compared to 498 thousand during the prior year nine month period.

Net interest income, for the current nine month period, increased $60 million, or 25% compared to the prior year nine month period. The increase in net interest income was attributable to higher net customer interest of $40 million, driven by a $4.8 billion increase in average customer cash balances, which were invested in interest-bearing instruments (e.g., U.S. government securities), and a $2.6 billion increase in average customer margin borrowings; and higher net fees from securities lending transactions. The average Fed Funds effective rate increased by approximately five basis points to 0.13% for the current nine month period, compared to the prior year nine month period.  Since the end of the prior year nine month period, we have increased our investment in U.S. government securities for the purpose of satisfying regulatory requirements, which has improved the yield on the investment of customer funds, thereby increasing net interest income compared to the prior year nine month period.

Other income, for the current nine month period, increased $47 million, or 78% compared to the prior year nine month period, mainly due to $14 million higher risk exposure fee income, $20 million higher mark-to-market gains on U.S. government securities,  and $18 million gain from our hedging activities to offset our losses related to the Swiss franc event.

Non-interest expenses, for the current nine month period, increased $186 million, or 69%, compared to the prior year nine month period. The increase was mainly due to $137 million customer bad debt expense as a result of the sudden move in the value of the Swiss franc as described above in the “Executive Overview” section, and $7 million customer bad debt expense due to customer related losses resulting from the market volatility in the late-August period. Within non-interest expenses, execution and clearing expenses increased $16 million, or 15% due to higher trading volume across all product classes.   Employee compensation and benefits expenses increased $12 million, or 20% due to an 11% rise in the average number of employees. General and administrative expenses increased $11 million, or 14%, due to higher other administrative, consulting and advertising expenses. As a percentage of total net revenues, non-interest expenses were 52% for the current nine month period and 39% for the prior year nine month period.

Income before income taxes increased $1 million, or 0.2%, to $423 million for the current nine month period from $422 million for the prior year nine month period. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 48% for the current nine month period and 61% for the prior year nine month period.

Excluding the unusual losses related to the Swiss franc event described above, our core results compared the prior year nine month period on the same basis were as follows:  net revenues were $860 million for the current nine month period, up 24%; non-interest expenses were $318 million, up 18%; income before income taxes was $542 million, up 28%; and pre-tax profit margin was 63%, up from 61%.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in millions)
Revenues
Trading gains (1)	$87	$42	$216	$211
Interest income	13	22	37	47
Other income (1)	1	1	7	2
Total revenues	101	65	260	260
Interest expense	11	16	31	29
Total net revenues	90	49	229	231

Non-interest expenses
Execution and clearing	20	15	54	49
Employee compensation and benefits	9	10	30	33
Occupancy, depreciation and amortization	1	2	3	5
Communications	2	2	7	7
General and administrative	12	13	32	38
Total non-interest expenses	44	42	126	132

Income before income taxes	$46	$7	$103	$99

(1)

Certain reclassifications have been made to previously reported amounts to conform with the current presentation of currency translation gains and losses related to our currency diversification strategy.

Three Months Ended September 30, 2015 (“current quarter”) compared to the Three Months Ended September 30, 2014 (“prior year quarter”)

Market making total net revenues, for the current quarter, increased $41 million, or 84%, to $90 million, compared to the prior year quarter.  Trading gains, for the current quarter, increased $45 million, or 107% from the prior year quarter. Trading gains were positively impacted by higher average volatility and trading activity in the late-August period.  The VIX® increased to 19.2 in the current quarter up 48% from the prior year quarter, and the ratio of actual to implied volatility rose to 109% for the current quarter from 72% in the prior year quarter.  Options and futures contract volumes and stock share volume increased 18%, 9%, and 42%, respectively, compared to the prior year quarter.

Net interest income, for the current quarter, decreased by $4 million, or 67%, compared to the prior year quarter.  As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets. In the current quarter, these factors, together with a reduction in the level of debt securities held for trading, produced less net interest income than in the prior year quarter.

Non-interest expenses, for the current quarter, increased $2 million, or 5%, compared to the prior year quarter. The increase was primarily from a $5 million increase in execution and clearing expenses, partially offset by $1 million decrease in employee compensation and benefits and $1 million decrease in general and administrative expenses during the current quarter, compared to the prior year quarter. The decrease in employee compensation and benefits expense was driven by lower salaries and bonus expense, as we continue to reduce the number of employees in the market making segment. As a percentage of total net revenues, non-interest expenses were 49% for the current quarter and 86% for the prior year quarter.

Income before income taxes increased $39 million, or 557%, to $46 million for the current quarter from $7 million for the prior year quarter. As a percentage of total net revenues for the market making segment, income before income taxes was 51% for the current quarter and 14% for the prior year quarter.

Nine Months Ended September 30, 2015 (“current nine month period”) compared to the Nine Months Ended September 30, 2014 (“prior year nine month period”)

Market making total net revenues, for the current nine month period, decreased $2 million, or 1%, to $229 million, compared to the prior year nine month period.  Trading gains, for the current nine month period, increased $5 million, or 2% from the prior year nine month period.  Trading gains were positively impacted by higher volatility levels compared to the prior year nine month period.  The average VIX® increased 22% to 16.5 in the current nine month period compared to the prior year nine month period, and the ratio of actual to implied volatility rose to 89% for the current nine month period from 75% in the prior year nine month period. Market making options contract and stock share volume increased by 2% and 31%, respectively, while market making futures contract volume decreased by 10% compared to the prior year nine month period. Although most of these factors moved in a positive direction for market making, their magnitudes were insufficient to have a material effect on our results.

Net interest income, for the current nine month period, decreased by $12 million, or 67%, compared to the prior year nine month period.  As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets. In the current nine month period, these factors, together with a reduction in the level of debt securities held for trading, produced less net interest income than in the prior year nine month period.

Non-interest expenses, for the current nine month period, decreased $6 million, or 5%, compared to the prior year nine month period.  The decrease was primarily from $3 million lower employee compensation and benefits expense and $6 million lower general and administrative expenses during the current nine month period, compared to the prior year nine month period.  The decrease in employee compensation and benefits expense was driven by lower salaries and bonuses, as we continue to reduce the number of employees in the market making segment.  General and administrative expenses decreased mainly due to lower administrative and consulting fees. As a percentage of total net revenues, non-interest expenses were 55% for the current nine month period and 57% for the prior year nine month period.

Income before income taxes increased $4 million, or 4%, to $103 million for the current nine month period from $99 million for the prior year nine month period.   As a percentage of total net revenues for the market making segment, income before income taxes was 45% for the current nine month period and 43% for the prior year nine month period.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of investment of customer funds, collateralized receivables arising from customer‑related and proprietary securities transactions, and exchange‑listed marketable securities, which are marked‑to‑market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed, and, to a lesser extent receivables from clearing houses for settlement of securities transactions and securities purchased under agreements to resell. At September 30, 2015, total assets were $47.2 billion of which approximately $46.8 billion, or 99.2% were considered liquid.

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

Cash and cash equivalents held by the Company’s non‑U.S. operating companies at September 30, 2015 were $431 million ($440 million at December 31, 2014). These funds are primarily intended to finance each individual operating company’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. The Company currently has no intention to repatriate further amounts from non‑U.S. operating companies. In the event dividends were to be paid to the Company in the future by a non‑U.S. operating company, as occurred in connection with the special dividend in December 2010 and, in part,  in December 2012, the Company would be required to accrue and pay income taxes on such dividends to the extent that U.S. income taxes had not been paid previously on the income of the paying company.

Historically, IBG, Inc.’s consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. The Company’s consolidated equity increased 2%  to $5.3 billion as of September 30, 2015 as compared to September 30, 2014 due to twelve months of comprehensive earnings, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,

	2015	2014

	(in millions)
Net cash provided by operating activities	$627	$39
Net cash provided by (used in) investing activities	(26)	64
Net cash used in financing activities	(248)	(242)
Effect of exchange rate changes on cash and cash equivalents	(34)	(63)
Increase (decrease) in cash and cash equivalents	$319	$(202)

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

Nine months ended September 30, 2015:  Our cash and cash equivalents increased by $319 million to $1.6 billion for the nine months ended September 30, 2015. We raised $627 million in net cash from operating activities. We used net cash of $274 million in our investing and financing activities due primarily to dividends paid to our common stockholders and distributions to Holdings.
Nine months ended September 30, 2014:    Our cash and cash equivalents decreased by $202 million to $1.0 billion for the nine months ended September 30, 2014. We raised $39 million in net cash from operating activities. We used net cash of $242 million in our financing activities, due primarily to dividends paid to our common stockholders and distributions to Holdings. Our investing activities provided $64 million in net cash due to net sales of financial instruments held for investment purposes.

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

At September 30, 2015, aggregate excess regulatory capital for all of the operating companies was $3.4 billion, and all of the operating companies were in compliance with their respective regulatory capital requirements.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$2,322	$246	$2,076
TH LLC	373	1	372
THE	614	201	413
Other regulated Operating Companies	526	24	502
	$3,835	$472	$3,363

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware. These expenditure items are reported as property and equipment. Capital expenditures for property and equipment were approximately $23 million and $14 million for the nine months ended September 30, 2015 and 2014, respectively. The majority of the increase was related to the acquisition of Covestor in the second quarter of 2015.  In the future, we plan to meet capital expenditure needs as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. We anticipate that we will fund capital expenditures with cash from operations and cash on hand. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any strategic acquisitions, we may incur additional capital expenditures.

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

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own. In May 2015, we completed the acquisition of Covestor, Inc., an online investing marketplace and registered investment advisor with the SEC. Covestor is a pioneer in the online investing business and the first digital asset management company to offer both active and passive investment options. The acquisition solidifies and expands our position as the leading platform for electronic trading and investing, by creating a marketplace that brings investors, wealth managers and money managers together. This acquisition will enable us to further refine our platform to provide a more complete service to robo-advisor companies in general.

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

We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and as such, consolidate IBG LLC’s financial results into our financial statements. We hold approximately 15.7% ownership interest in IBG LLC. Holdings is owned by the original members of IBG LLC and holds approximately 84.3% ownership interest in IBG LLC. Our share of IBG LLC’s net income is approximately 15.7% and similarly, outstanding shares of our common stock, adjusted for certain treasury stock items related to employee stock incentive plans, represent approximately 15.7% of the outstanding membership interests of IBG LLC.

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

We have been from time to time subject to certain pending and threatened legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred. As of September 30, 2015, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period. As of September 30, 2015 and December 31, 2014, reserves provided for potential losses related to litigation matters were not material.

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

Recently Issued Accounting Pronouncements

Following is a summary of recently issued FASB Accounting Standards Updates (“ASUs”) that have affected or may affect our consolidated financial statements:

	Affects	Status

ASU 2015-02	Consolidation (Topic 810): Amendments to the Consolidation Analysis.	Effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.

ASU 2015-08

Business Combinations (Topic 805): Pushdown Accounting. Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. Measurement of Certain Transfers Between Entities Under Common Control in the Separate Financial Statements of Each Entity.

The amendments are effective immediately.

ASU 2015-14	Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.	Effective for annual reporting periods beginning after December 15, 2017.

ASU 2015-16	Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.	Effective for fiscal years beginning after December 15, 2015.

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

We use a covariant VaR methodology to measure, monitor and review the market risk of our market making portfolios, with the exception of fixed income products, and currency exposures. The risk of fixed income products, which comprise primarily U.S. government securities, is measured using a stress test.

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

Since 2005, we have expanded our market making systems to incorporate cash forex and forex options to hedge our currency exposure at little or no cost, and to hedge our currency exposure throughout each day on a continuous basis. The majority of currency spot positions held as part of our currency diversification strategy are regularly transferred from the market making unit to the parent holding company, IBG LLC, where they are held and reported in the corporate segment.  In connection with the development of our currency diversification strategy, we determined to base our net worth in GLOBALs, a basket of currencies. Periodically, we re‑evaluate the composition of the GLOBAL; in 2011 we expanded the composition of the GLOBAL from six to 16 currencies. The table below shows a comparison of the U.S. dollar equivalent of the GLOBAL as of September 30, 2015 and 2014.

		As of 9/30/2014				As of 9/30/2015
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.41	1.0000	0.410	39.4%	2,043	1.0000	0.410	42.4%	2,242	3.0%
EUR	0.17	1.2631	0.215	20.6%	1,070	1.1178	0.190	19.7%	1,039	-1.0%
JPY	10.00	0.0091	0.091	8.8%	454	0.0083	0.083	8.6%	456	-0.1%
GBP	0.03	1.6213	0.049	4.7%	242	1.5129	0.045	4.7%	248	0.0%
HKD	0.25	0.1288	0.032	3.1%	160	0.1290	0.032	3.3%	176	0.2%
CAD	0.04	0.8931	0.036	3.4%	178	0.7513	0.030	3.1%	164	-0.3%
CHF	0.03	1.0470	0.031	3.0%	157	1.0274	0.031	3.2%	169	0.2%
INR	2.00	0.0161	0.032	3.1%	161	0.0153	0.031	3.2%	167	0.1%
BRL	0.08	0.4087	0.033	3.1%	163	0.2533	0.020	2.1%	111	-1.0%
KRW	28.00	0.0009	0.027	2.6%	132	0.0008	0.024	2.4%	129	-0.1%
AUD	0.03	0.8747	0.026	2.5%	131	0.7019	0.021	2.2%	115	-0.3%
MXN	0.30	0.0745	0.022	2.1%	111	0.0591	0.018	1.8%	97	-0.3%
SEK	0.09	0.1386	0.012	1.2%	62	0.1195	0.011	1.1%	59	-0.1%
NOK	0.06	0.1557	0.009	0.9%	47	0.1174	0.007	0.7%	39	-0.2%
SGD	0.01	0.7839	0.008	0.8%	39	0.7032	0.007	0.7%	38	0.0%
DKK	0.04	0.1697	0.007	0.7%	34	0.1498	0.006	0.6%	33	0.0%
			1.040	100.0%	5,185		0.966	100.0%	5,282	0.0%

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL decreased from $ 1.040 to $ 0.966, or -7%,  at September 30, 2015 as compared to September 30, 2014. At September 30, 2015, approximately 58% of our equity was denominated in currencies other than the U.S. dollar.

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

Interest Rate Risk

We had no variable‑rate debt outstanding at September 30, 2015.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies, except for individual customer balances below $10 thousand U.S. dollars, or equivalent. In a normal rate environment, we typically invest a portion of these funds in U.S. government securities with maturities of up to two years. If interest rates were to increase rapidly and substantially, our net interest income would not increase proportionally with the interest rates, for the portion of the funds invested in the U.S. government securities with fixed yields.  In addition, mark-to-market changes in the value of these fixed rate securities are reflected in other income, instead of net interest income.  Based on customer balances and investments outstanding at September 30, 2015, an increase of 0.5% in the U.S. benchmark interest rates would result in a net increase in our net interest income of approximately $53 million on an annualized basis.  If the benchmark rates were to increase by 1.0% from current levels, our net interest income would increase by approximately $6 million on an annualized basis.  We do not approximate mark-to-market impacts from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in net interest income would be temporary, as the securities would mature at par value.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment.  A decrease of the benchmark interest rates by 0.05%, would reduce our net interest income by approximately $9 million on an annualized basis.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off‑balance‑sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of September 30, 2015, we had $15.9 billion in margin credit extended to our customers. The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. As a matter of practice, we enforce real‑time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

Trading Technologies v. IBG LLC and IB LLC.  In the second quarter of 2015, the District Court for the Northern District of Illinois, Eastern Division granted the motion request filed by IBG LLC and IB LLC to stay the Litigation pursuant to Section 18(b) of the America Invents Act in light of petitions for Covered Business Method (“CBM”) Review on five asserted patents filed with the U.S. Patent and Trademark Office (“USPTO”).  The CBM petitions were terminated in July 2015.  On July 24, 2015, the District Court granted Trading Technologies motion to lift the stay of the Litigation.

The case has now moved into the discovery phase.  While it is too early to predict the outcome of the matter, the Company believes it has meritorious defenses to the allegations made in the complaint and intends to defend itself vigorously against them. However, litigation is inherently uncertain and there can be no guarantee that the Company will prevail or that the litigation can be settled on favorable terms.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of IBG LLC membership interests, held by Holdings, by the Company are governed by the Exchange Agreement, a copy of which is filed as Exhibit 10.1 herein. At the time of the Company’s IPO in 2007, three hundred sixty (360) million shares of authorized common stock were reserved for future sales and redemptions.

On an annual basis, each holder of a membership interest may request that the liquefiable portion of that holder’s interest be redeemed by Holdings. We expect Holdings to use the net proceeds it receives from such sales to redeem an identical number of Holdings membership interests from the requesting holders.

With the consent of Holdings and the Company (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed in July 2015 to redeem certain membership interests from Holdings through the sale of common stock and the distribution of the proceeds of such sale to the beneficial owners of such membership interests.

On July 24, 2015, the Company issued 2,771,778 shares of Class A common stock (with a fair value of $121.3 million) to Holdings, for sale for the benefit of, certain of its members in exchange for membership interests in IBG LLC equal in number to such number of shares of common stock issued by the Company. It is intended that the acquired shares will be sold for the benefit of certain of the members of Holdings who have elected to redeem a portion of their Holdings membership interests. The shares to be sold are sold in open market transactions pursuant to a Rule 10b5-1 trading plan (the ‘‘Plan’’).

Certain officers and directors are among the members of Holdings who have elected to redeem a portion of their Holdings membership interests and therefore have an interest in the proceeds of sale of 1,125,018 shares of the Class A common stock to be sold pursuant to the Plan. In addition, certain current and former employees of the Company and its subsidiaries also elected the redemption of a portion of their membership interests in Holdings and therefore have an interest in the balance of the shares to be sold under the Plan and/or distributed by Holdings. Neither Mr. Thomas Peterffy nor his affiliates have elected to redeem any of their Holdings membership interests and therefore have no interest in the proceeds of sale or distribution of the shares of Class A common stock acquired by Holdings on July 24, 2015.

As a consequence of this transaction, IBG, Inc.’s interest in IBG LLC increased to approximately 15.7%, with Holdings owning the remaining 84.3%. The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 88.0% to approximately 88.7%.

On October 13, 2015, the Company filed a Post-Effective Amendment to multiple Registration Statements filed under the  Securities Act of 1933, as amended (the “Securities Act”) on Form S-8 that registered shares of the Company’s Class A common stock, $0.01 par value, for issuance under the Company’s 2007 Stock Incentive Plan (the “Plan”): Registration No. 333-142686, filed on May 7, 2007; Registration No. 333-174913, filed on June 15, 2011; and Registration No. 333-203358, filed on April 10, 2015.

The Plan provides employees with two options to pay for their withholding tax obligations, which become due when shares vest: either (1) reimburse the Company via cash payment, or (2) elect to have the Selling Stockholder withhold a portion of the vesting shares. In the case of employees who elect to have the IBG LLC withhold shares to cover their tax obligations, those shares are transferred to IBG LLC, which in turn, sells those shares in open market transactions to recover the amount paid to the tax authorities on the employees’ behalf.   As of October 31, 2015 the Company has sold 636,800 shares of its Class A common stock (with a fair value of $25 million) in open market transactions, during 2015.  The proceeds were used to reimburse the Company for withholding taxes paid by the Company on the employees’ behalf.

As per General Instruction C of Form S-8, the sale of the shares described above constitutes a resale or reoffer of the Company’s Class A common stock. The Post-Effective Amendment, contains a reoffer prospectus that registers 6,400,000 shares of the Company’s Class A common stock which represents the Company’s estimate of shares that will be withheld from employees related to the vesting of Plan shares over the next nine years based on current tax rates and historical employee elections.  The reoffer prospectus allows for future sales by IBG LLC, on a continuous or delayed basis, to the public without restriction.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Interactive Brokers Group, Inc. (filed as Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S‑1 filed by the Company on April 4, 2007).**

3.2	Amended bylaws of Interactive Brokers Group, Inc. (filed as Exhibit 3.1 to the Form 8-K filed by the Company on December 22, 2014).**
10.1	Second Amendment to Exchange Agreement by and among Interactive Brokers Group, Inc., IBG Holdings LLC, IBG LLC and Members of IBG Holdings LLC.+
10.2	First Amendment to Limited Liability Company Agreement of IBG Holdings LLC.
10.3	Amended and Restated Operating Agreement of IBG LLC (filed as Exhibit 10.1 to the Quarterly Report on Form 10‑Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**
10.4

Form of Limited Liability Company Operating Agreement of IBG Holdings LLC (filed as Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S‑1 filed by the Company on February 12, 2007).**

10.5

Exchange Agreement by and among Interactive Brokers Group, Inc., IBG Holdings LLC, IBG LLC and the Members of IBG LLC (filed as Exhibit 10.3 to the Quarterly Report on Form 10‑Q for the Quarterly Period Ended September 30, 2009 filed by the Company on November 11, 2009).**

10.6

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

10.8	Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan. (filed as Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S‑1 filed by the Company on April 4, 2007).**+
10.9	Interactive Brokers Group, Inc. Amendment to the Exchange Agreement (filed as Exhibit 10.1 to the Form 8‑K filed by the Company on June 6, 2012).**+
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Extension Schema*
101.CAL	XBRL Extension Calculation Linkbase*
101.DEF	XBRL Extension Definition Linkbase*
101.LAB	XBRL Extension Label Linkbase*
101.PRE	XBRL Extension Presentation Linkbase*

**   Previously filed; incorporated herein by reference.

+     These exhibits relate to management contracts or compensatory plans or arrangements.

*     Attached as Exhibit 101 to this Quarterly Report on Form 10‑Q for the quarterly period ending September 30, 2015, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Consolidated Financial Statements tagged in detail levels 1‑4.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERACTIVE BROKERS GROUP, INC.

/s/ Paul J. Brody
Name:	Paul J. Brody
Title:	Chief Financial Officer, Treasurer and Secretary
(Signing both in his capacity as a duly authorized officer and as principal financial officer of the registrant)

Date: November 9,  2015