Form 10-K
period 2015-12-31
Interactive Brokers Group, Inc.
filed 2016-02-29
CIK 1381197

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TABLE OF CONTENTS 3

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2015

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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $2,741,603,954 computed by reference to the $41.56 closing sale price of the common stock on the NASDAQ Global Select Market, on June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter.

As of February 26, 2016, there were 63,985,335 shares of the issuer's Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer's Class B common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference: Portions of Registrant's definitive proxy statement for its 2016 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015

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

PART I

ITEM 1.    BUSINESS

Overview

Interactive Brokers Group, Inc. ("IBG, Inc." or the "Company") is an automated global electronic broker and market maker. We custody and service accounts for hedge and mutual funds, registered investment advisors, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders while striving to achieve best executions and processing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 100 electronic exchanges and market centers around the world. In the United States ("U.S."), we conduct our business primarily from our headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, we conduct our business through offices located in Canada, England, Switzerland, Liechtenstein, India, China (Hong Kong and Shanghai), Japan and Australia. As of December 31, 2015 we had 1,087 employees worldwide.

IBG, Inc. is a holding company and our primary assets are our ownership of approximately 15.7% of the membership interests of IBG LLC (the "Group"), the current holding company for our businesses. We are the sole managing member of IBG LLC. On May 3, 2007, IBG, Inc. priced its initial public offering (the "IPO") of shares of common stock. In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC and began to consolidate IBG LLC's financial results into its financial statements.

When we use the terms "we," "us," and "our," we mean IBG LLC and its subsidiaries for periods prior to the IPO, and IBG, Inc. and its subsidiaries (including IBG LLC) for periods from and after the IPO. Unless otherwise indicated, the term "common stock" refers to the Class A common stock of IBG, Inc.

We are a successor to the market making business founded by our Chairman and Chief Executive Officer, Mr. Thomas Peterffy, on the floor of the American Stock Exchange in 1977. Since our inception, we have focused on developing proprietary software to automate broker-dealer functions. During that time, we have been a pioneer in developing and applying technology as a financial intermediary to increase liquidity and transparency in the capital markets in which we operate. The proliferation of electronic exchanges in the last 25 years has provided us with the opportunity to integrate our software with an increasing number of exchanges and market centers into one automatically functioning, computerized platform that requires minimal human intervention. Over three decades of developing our automated trading platforms and our automation of many middle and back office functions have allowed us to become one of the lowest cost providers of broker-dealer services and significantly increase the volume of trades we handle.

Our activities are divided into two principal business segments: (1) electronic brokerage and (2) market making:

  •
  As a direct market access broker, we serve the customers of both traditional brokers and prime brokers. We provide our customers with an advanced order management, trade execution and portfolio management platform at a very low cost. Our customers can simultaneously access many financial markets worldwide and trade across multiple asset classes (stocks, options, futures, foreign exchange ("forex"), bonds and mutual funds) denominated in 23 different currencies, on one screen, from a single account based in any major currency. Our large financial advisor and broker-dealer customers may "white brand" our trading interface (i.e., make our trading interface available to their customers without referencing our name), or they can select from among our modular functionalities, such as order routing, trade reporting or clearing on specific products or exchanges where they may not have up-to-date technology to offer their customers a comprehensive, global range of services and products. The emerging complexity of multiple market centers provided us with the opportunity of building and continuously adapting our order routing software to secure excellent execution prices for our customers. This has become our major focus.

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

Our electronic brokerage and market making businesses are complementary. Both benefit from our combined scale and volume, as well as from our proprietary technology. Our brokerage customers benefit from the technology and market structure expertise developed in our market making business. The expense of developing and maintaining our unique technology, clearing, settlement, banking and regulatory structure required by any specific exchange or market center is shared by both of our businesses. These economies, in turn, enable us to provide lower transaction costs to our customers than our competitors. In addition, we believe we gain a competitive advantage by applying the software features we have developed for a specific product or market to newly-introduced products and markets over others who may have less automated facilities in one or both of our businesses or who operate only in a subset of the exchanges and market centers on which we operate. Our trading system contains unique architectural aspects that, together with our massive trading volume in markets worldwide, may impose a significant barrier to entry for firms wishing to compete in our specific businesses and permit us to compete favorably against our competitors. In addition, many of our regulatory and compliance functions have been built into our integrated market making, order routing and custodial systems.

Our internet address is www.interactivebrokers.com and the investor relations section of our web site is located at www.interactivebrokers.com/ir. We make available free of charge, on or through the investor relations section of our web site, this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, related Interactive Data exhibits, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, registrations statements and prospectus supplements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission ("SEC"). Also posted on our web site are our Bylaws, our Amended and Restated Certificate of Incorporation, charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our board of directors, our Accounting Matters Complaint Policy, our Whistle Blower Hotline, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time periods required by SEC and the NASDAQ Stock Market ("NASDAQ"), we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer. In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in Regulation G) promulgated under the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act") that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

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

Prior to the IPO, we had historically conducted our business through a limited liability company structure. Our primary assets are our ownership of approximately 15.7% of the membership interests of IBG LLC, the current holding company for our businesses, and our controlling interest and related contractual rights as the sole managing member of IBG LLC. The remaining approximately 84.3% of IBG LLC membership interests are held by IBG Holdings LLC ("Holdings"), a holding company that is owned by our founder, Chairman and Chief Executive Officer, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The IBG LLC membership interests held by Holdings will be subject to purchase by us over time in connection with offerings by us of shares of our common stock. The below table shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of December 31, 2015.

	Public	Holdings	Total
Ownership %	15.7%	84.3%	100.0%
Membership interests	63,991,705	343,040,504	407,032,209

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

In June 2011, with the consent of Holdings and the Company (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed to redeem certain membership interests from Holdings through the sale of common stock and to distribute the proceeds of such sale to the beneficial owners of such membership interests. On August 4, 2011, the Company filed a "shelf" Registration Statement on Form S-3 (File Number 333-176053) with the SEC for the issuance of additional shares in connection with Holdings requesting redemption of a portion of its member interests in IBG LLC. Under this shelf registration statement, in 2011, the Company issued 1,983,624 shares of common stock (with a fair value of $29 million) to Holdings in exchange for an equivalent number of shares of member interests in IBG LLC.

On November 12, 2013, the Company filed a "shelf" Registration Statement on Form S-3 (File Number 333-192275) with the SEC for the issuance of additional shares in connection with Holdings requesting redemption of a portion of its member interests in IBG LLC. Under this shelf registration statement, from 2013 through 2015, the Company issued 9,063,671 shares of common stock (with a fair value of $277 million) to Holdings in exchange for an equivalent number of shares of member interests in IBG LLC.

Segment Operating Results

		Year Ended December 31,
		2015	2014	2013
		(in millions)
Electronic Brokerage	Net revenues	$1,097	$952	$819
	Non-interest expenses(1)	561	363	423

	Income before income taxes	$536	$589	$396

	Pre-tax profit margin	49%	62%	48%
Market Making	Net revenues	$298	$284	$361
	Non-interest expenses	168	170	202

	Income before income taxes	$130	$114	$159

	Pre-tax profit margin	44%	40%	44%
Corporate(2)	Net revenues	$(206)	$(193)	$(104)
	Non-interest expenses	2	4	(0)

	Loss before income taxes	$(208)	$(197)	$(104)

Total	Net revenues	$1,189	$1,043	$1,076
	Non-interest expenses	731	537	625

	Income before income taxes	$458	$506	$451

	Pre-tax profit margin	39%	49%	42%

(1)
Electronic brokerage non-interest expenses includes unusual losses of $64 million and $137 million in 2013 and 2015, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7 of this Annual Report on Form 10-K.

(2)
The corporate segment includes corporate related activities, inter-segment eliminations and net gains and losses on positions held as part of our overall currency diversification strategy.

Financial information concerning our business segments for each of 2015, 2014 and 2013 is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the notes thereto, which are in Part II, Items 7 and 8 of this Annual Report on Form 10-K.

Electronic Brokerage—Interactive Brokers

Electronic brokerage represented 79% of net revenues and 80% of income before income taxes from electronic brokerage and market making combined during 2015. We conduct our electronic brokerage business through our Interactive Brokers ("IB") subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on the technology originally developed for our market making business, IB's systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost in multiple products and currencies from a single trading account.

Since launching this business in 1993, we have grown to approximately 331 thousand institutional and individual brokerage customers. We provide our customers with what we believe to be one of the most effective and efficient electronic brokerage platforms in the industry. The following are key highlights of our electronic brokerage business:

  •
  Low Costs—We provide our customers with among the industry's lowest overall transaction costs in two ways. First, we offer among the lowest execution, commission and financing costs in the industry. Second, our customers benefit from our advanced routing of orders designed to achieve the best available trade price. In order to illustrate this advantage, we publish monthly brokerage metrics including our customers' average net trade cost for Reg.-NMS stocks. In 2015, customers' total all-in cost of executing and clearing U.S. Reg.-NMS stocks through IB, including brokerage commissions, regulatory and exchange fees and market impact, was 0.8 basis points of trade money, as measured against a daily volume-weighted average price ("VWAP") benchmark.

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

  •
  IB Universal AccountSM—From a single point of entry in one IB Universal AccountSM our customers are able to trade products denominated in 23 currencies, across multiple classes of tradable, exchange-listed products, including stocks, options, futures, bonds, forex and mutual funds traded on more than 100 exchanges and market centers and in 24 countries around the world seamlessly.

  •
  IB SmartRoutingSM—Our customers benefit from our advanced order routing technology. IB SmartRoutingSM retains control of the customer's order, continuously searches for the best available price and, unlike most other routers, dynamically routes and re-routes all or parts of a customer's order to achieve optimal execution and among the lowest execution and commission costs in the industry. To highlight the quality of our price executions, we publish on our website independent measurements performed by a third party provider of transaction analysis to illustrate IB's net price improvement versus the industry. We also offer Transaction Cost Analysis reporting to allow customers to track execution performance by criteria including trade date, trade price, underlying and exchange.

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

  •
  Interactive AnalyticsSM and IB Options AnalyticsSM—We offer our customers state-of-the-art tools, which include a customizable trading platform, advanced analytic tools and over 60 sophisticated order types and algorithms. We also provide a real-time option analytics window which displays values that reflect the rate of change of an option's price with respect to a unit change in each of a number of risk dimensions.

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

  •
  Securities Financing Services—We offer a suite of automated Stock Borrow and Lending tools, including our depth of availability, transparent rates, global reach and dedicated service representatives. Our Stock Yield Enhancement Program allows our customers to lend their fully-paid stock shares to us in exchange for cash collateral. In turn, we lend these stocks in exchange for collateral and earn stock lending fees. Our customers receive generally 50% of the fees collected from lending their stocks. This allows customers holding fully-paid long stock positions to enhance their returns.

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

  •
  Trade Desk—We offer broker-assisted trading through our block trade desk, which is ideal when customers are away from their computer, or if they just want another set of eyes watching their orders and updating them on market changes.

  •
  Model Portfolios—Model Portfolios offer advisors an efficient and time-saving approach to investing client assets. They allow advisors to create groupings of financial instruments based on specific investment themes, and then invest client funds into these models.

  •
  Portfolio Builder—Portfolio Builder allows our customers to set up an investment strategy based on research and rankings from top buy-side providers and fundamental data; use filters to define the universe of equities that will comprise their strategy and back-test their strategy using up to three years of historical performance; work in hypothetical mode to adjust the strategy until the historical performance meets their standards; and with the click of a button let the system create the orders to invest in a strategy and track its performance in their portfolio.

  •
  Registered Investment Advisors ("RIA") Compliance Center—RIA Compliance Center provides information to assist advisors with registration and compliance obligations. This functionality includes an overview for advisor's registration and compliance obligations; a series of spotlights, providing an in-depth look at compliance issues of interest to investment advisors; links to key regulatory websites; information on preferred providers for RIAs; and sample documents, such as client agreements and disclosers, along with other beneficial information.

  •
  Covestor—Covestor recruits registered financial advisors, vets them, analyzes their investment track records, and groups them by their risk profile. Retail investors who are interested in having their individual accounts robo-traded are grouped by their risk return preferences, and members of matching groups are electronically introduced to each other. Retail investors can assign their accounts to be traded by one or more advisors.

We are able to provide our customers with high-speed trade execution at low commission rates, in large part because we utilize the backbone technology developed for our market making operations. As a result of our advanced electronic brokerage platform, we attract sophisticated and active investors. No single customer represented more than 1% of our commissions and execution fees in 2015.

Market Making—Timber Hill

Market making represented 21% of net revenues and 20% of income before income taxes from electronic brokerage and market making combined during 2015. We conduct our market making business primarily through our Timber Hill ("TH") subsidiaries. As one of the largest market makers on many of the world's leading electronic exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over one million tradable, exchange-listed products, including equity derivative products, equity index derivative products, equity securities and futures. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Historically, our profits have been principally a function of transaction volume and price volatility of electronic exchange-traded products rather than the direction of price movements. Other factors, including the ratio of actual to implied volatility and shifts in foreign currency exchange rates, can also have a meaningful impact on our results, as described further in "Business Environment" in Part II, Item 7 of this Annual Report on Form 10-K.

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

We are a market leader in exchange-traded equity options and equity-index options and futures. Together with our electronic brokerage customers, in 2015 we accounted for approximately 7.8% of exchange-listed equity options traded worldwide according to data received from exchanges worldwide. Our ability to make markets in such a large number of exchanges and market centers simultaneously around the world is one of our core strengths and has contributed to the large volumes in our market making business. We engage in market making operations in North and South America, Europe and in the Asia/Pacific regions as described below.

North and South American Market Making Activities.    Our U.S. market making activities are conducted through Timber Hill LLC ("TH LLC"), a SEC-registered securities broker-dealer that conducts market making in equity derivative products, equity index derivative products and equity securities. Since its inception in 1982, TH LLC has grown to become one of the largest listed options market makers in the U.S. As of December 31, 2015, TH LLC held specialist, primary market maker or lead market maker designations in options on approximately 1,010 underlying securities listed in the U.S. TH LLC is a member of the Boston Options Exchange, BATS exchange, Chicago Board Options Exchange, Chicago Mercantile Exchange, Chicago Board of Trade, International Securities Exchange, NYSE AMEX Options Exchange, NYSE Arca, OneChicago, NASDAQ OMX's PHLX and NOM option markets and the New York Mercantile Exchange. TH LLC also conducts market making activities in Mexico at the MEXDER and the Mexican Stock Exchange; and in Brazil at BM&F BOVESPA S.A. We conduct market making activities in Canada through our Canadian subsidiary, Timber Hill Canada Company ("THC") at the Toronto Stock Exchange and Montreal Exchange. In addition, we participate in stock trading at various notable Electronic Communications Networks ("ECNs") in both the U.S. and Canada.

European, Asian, and Australian Market Making Activities.    Our European, Asian, and Australian market making subsidiaries, the largest of which is Timber Hill Europe AG ("THE"), conduct operations in 19 countries, comprising the major securities markets in these regions.

We began our market making operations in Europe in 1990. In Germany and Switzerland, we have been among the largest equity options market makers in terms of volume on Eurex, one of the world's largest futures and options exchanges, which is jointly operated by Deutsche Börse AG and SIX Swiss Exchange. We have also been active in trading German stocks and warrants as a member of XETRA, the German electronic stock trading system, and the Frankfurt and Stuttgart stock exchanges; and in Switzerland as a member of the SIX Swiss Exchange. Our other European operations are conducted on the London Stock Exchange; the Weiner Börse AG; the Euronext exchanges in Amsterdam, Paris, Brussels and London; NASDAQ OMX Nordic exchanges in Sweden, Finland and Denmark; the MEFF and Bolsa de Valores Madrid in Spain; the IDEM and Borsa Valori de Milano in Milan; and the ÖTOB in Vienna.

Since 1995, we have conducted market making operations in Hong Kong. Our Hong Kong subsidiary, Interactive Brokers Hong Kong Limited (formerly Timber Hill Securities Hong Kong Ltd), is a member of the cash and derivatives markets of the Hong Kong Exchanges. Since 1997, we have conducted operations in Australia. Our Australian subsidiary, Timber Hill Australia Pty Ltd ("THA"), is a member of the Australian Stock Exchange, and routes orders for its trading on ASX 24 through its affiliate, Interactive Brokers LLC ("IB LLC"). We commenced trading in Japan in 2002, Korea and Singapore in 2004 and Taiwan in 2007. In 2008, we began our market making operation and, subsequently, brokerage activities in India through our subsidiary, Interactive Brokers (India) Private Limited ("IBI"), which is a member of the National Stock Exchange of India and the Bombay Stock Exchange.

Most of the above trading activities take place on exchanges and all securities and commodities that we trade are cleared by exchange owned or authorized clearing houses. Recently, the emergence of high frequency traders ("HFTs") and others who compete with us but do not regularly provide liquidity have put our market making operations under pressure and the relative significance of market making to our business has diminished.

Technology

Our proprietary technology is the key to our success. We built our business on the belief that a fully computerized market making system that could integrate pricing and risk exposure information quickly and continuously would enable us to make markets profitably in many different financial instruments simultaneously. We believe that integrating our system with electronic exchanges and market centers results in transparency, liquidity and efficiencies of scale. Together with the IB SmartRoutingSM system and our low commissions, these features reduce overall transaction costs to our customers and, in turn, increases our transaction volume and profits. Over the past 38 years, we have developed an integrated trading system and communications network and have positioned our company as an efficient conduit for the global flow of risk capital across asset and product classes on electronic exchanges around the world, permitting us to have one of the lowest cost structures in the industry. We believe that developing, maintaining and continuing to enhance our proprietary technology provides us and our customers with the competitive advantage of being able to adapt quickly to the changing environment of our industry and to take advantage of opportunities presented by new exchanges, products or regulatory changes before our competitors.

The quotes that we provide as market makers are driven by proprietary mathematical models that assimilate market data and re-evaluate our outstanding quotes each second. Because our technology infrastructure enables us to process large volumes of pricing and risk exposure information rapidly, we are able to make markets profitably in securities with relatively low spreads between bid and offer prices. As market makers, we must ensure that our interfaces connect effectively and efficiently with each exchange and market center where we make markets and that they are in complete conformity with all the applicable rules of each local venue. Utilizing up-to-date computer and telecommunications systems, we transmit continually updated pricing information directly to exchange computer devices and receive trade and quote information for immediate processing by our systems. As a result, we are able to maintain more effective control over our exposure to price and volatility movements on a real-time basis than many of our competitors. This control is important, not only because our system must process, clear and settle several hundred thousand market maker trades per day with a minimal number of errors, but also because the system monitors and manages the risk on the entire portfolio, which generally consists of more than ten million open contracts distributed among many hundreds of thousands of different products. Using our system, which we believe affords an optimal interplay of decentralized trading activity and centralized risk management, we quote markets in over one million securities and futures products traded around the world.

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

Research and Development

One of our core strengths is our expertise in the rapid development and deployment of automated technology for the financial markets. Our core software technology is developed internally, and we do not generally rely on outside vendors for software development or maintenance. To achieve optimal performance from our systems, we are continuously rewriting and upgrading our software. Use of the best available technology not only improves our performance but also helps us attract and retain talented developers. Our software development costs are low because the employees who oversee the development of the software are the same employees who design the application, evaluate its performance, and participate along with our quality assurance professionals in our robust quality assurance testing procedures. The involvement of our developers in each of these processes enables us to add features and further refine our software rapidly.

Our internally-developed, fully integrated trading and risk management systems are unique and transact across all product classes on more than 100 electronic exchanges and market centers and in 23 currencies around the world. These systems have the flexibility to assimilate new exchanges and new product classes without compromising transaction speed or fault tolerance. Fault tolerance, or the ability to maintain system performance despite exchange malfunctions or hardware failures, is crucial to successful market making and ensuring best executions for brokerage customers. Our systems are designed to detect exchange malfunctions and quickly take corrective actions by re-routing pending orders.

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

For over 37 years, we have built and continuously refined our automated and integrated, real-time systems for world-wide trading, risk management, clearing and cash management, among others. We have also assembled a proprietary connectivity network between us and exchanges around the world. Efficiency and speed in performing prescribed functions are always crucial requirements for our systems. As a result, our trading systems are able to assimilate market data, recalculate and distribute streaming quotes for tradable products in all product classes each second.

Risk Management Activities

The core of our risk management philosophy is the utilization of our fully integrated computer systems to perform critical, risk-management activities on a real-time basis. In our market making business, our real-time integrated risk management system seeks to ensure that our overall positions are continuously hedged at all times, curtailing risk. In our electronic brokerage business, integrated risk management seeks to ensure that each customer's positions are continuously credit checked and brought into compliance if equity falls short of margin requirements, curtailing bad debt losses.

We actively manage our global currency exposure on a continuous basis by maintaining our equity in a basket of currencies we call the GLOBAL. In 2011, we expanded the composition of the GLOBAL from six to 16 currencies to better reflect the expanding breadth of our businesses around the world. We define the GLOBAL as consisting of fractions of a U.S. dollar, Euro, Japanese yen, British pound, Canadian dollar, Australian dollar, Swiss franc, Hong Kong dollar, Swedish krona, Mexican peso, Danish krone, Norwegian krone, South Korean won, Brazilian real, Indian rupee and Singapore dollar. We currently transact business and are required to manage balances in each of these 16 currencies. The currencies comprising the GLOBAL and their relative proportions can change over time. Additional information regarding our currency diversification strategy is set forth in "Quantitative and Qualitative Disclosures About Market Risk" in Part II, Item 7A of this Annual Report on Form 10-K.

Electronic Brokerage

We calculate margin requirements for each of our customers on a real-time basis across all product classes (stocks, options, futures, forex, bonds and mutual funds) and across all currencies. Recognizing that our customers are experienced investors, we expect our customers to manage their positions proactively and we provide tools to facilitate our customers' position management. However, if a customer's equity falls below what is required to support that customer's margin, we will automatically liquidate positions on a real-time basis to bring the customer's account into margin compliance. We do this to protect us, as well as the customer, from excessive losses. These systems further contribute to our low-cost structure. The entire credit management process is completely automated.

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

Our customer interface includes color coding on the account screen and pop-up warning messages to notify customers that they are approaching their margin limits. This feature allows customers to take action, such as entering margin reducing trades, to avoid having us liquidate their positions. These tools and real-time margining allow our customers to understand their trading risk at any moment of the day and help us maintain low commissions.

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

We trade primarily the options on stocks (and individual stocks) whose underlying equity market capitalization is greater than $500 million. Throughout the trading day we produce online, real-time profit and loss, risk evaluation, activity and other management reports. Our systems compile a daily balance sheet and income statements for our accounting department to review and to reconcile to our trading system results and data from external sources.

The adaptability of our portfolio risk management system and our trading methods allow us to trade a large number of financial instruments across many markets using the same risk management system and similar trading methods.

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

  •
  Our real-time credit manager software provides pre and post-execution controls by:

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

  •
  Our market making system continuously evaluates over one million securities and futures products in which we provide bid and offer quotes and changes our bids and offers in such a way as to maintain an overall hedge and a low-risk profile. The speed of communicating with exchanges and market centers is maximized through continuous software and network engineering innovation, thereby allowing us to achieve real-time controls over market exposure.

  •
  Our clearing system captures trades in real-time and performs automated reconciliation of trades and positions, corporate action processing, customer account transfer, options exercise, securities lending and inventory management, allowing us to effectively manage operational risk.

  •
  Our accounting system operates with automated data feeds from clearing and banking systems, allowing us to produce financial statements for all parts of our business every day by mid-day on the day following trade date.

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

IB SmartRoutingSM

IB SmartRoutingSM searches for the best destination price in view of the displayed prices, sizes and accumulated statistical information about the behavior of market centers at the time an order is placed, and IB SmartRoutingSM immediately seeks to execute that order electronically. Unlike other smart routers, IB SmartRoutingSM never relinquishes control of the order, and constantly searches for the best price. It continuously evaluates fast-changing market conditions and dynamically re-routes all or parts of the order seeking to achieve optimal execution. IB SmartRoutingSM represents each leg of a spread order independently and enters each leg at the best possible venue. IB SmartRouting AutorecoverySM re-routes a customer's U.S. options order in the case of an exchange malfunction, and we undertake the risk of double executions. In addition, IB SmartRoutingSM checks each new order to see if it could be executed against any of its pending orders. As the system gains more users, this feature becomes more important for customers in a world of multiple exchanges, market centers and penny priced orders because it increases the possibility of best executions for our customers ahead of customers of other brokers. As a result of this feature, our customers have a greater chance of executing limit orders and can do so sooner than those who use other routers.

Clearing and Margining

Our activities in the U.S. are entirely self-cleared. We are a full clearing member of OCC (the Options Clearing Corporation), the Chicago Mercantile Exchange Clearing House ("CMECH"), The Depository Trust & Clearing Corporation and ICE Clear U.S.

Due to our large positions in broad based index products, we benefit from the cross-margin system maintained by OCC and CMECH. For example, if we hold a position in an OCC cleared product and have an offsetting position in a CMECH cleared product, the cross-margin computation takes both positions into account, thereby reducing the overall margin requirement. The reduced margin benefit proves especially useful during times of market stress, such as on days with large price movements when intra-day margin calls may be reduced or eliminated by the cross-margin calculation.

In addition, we are fully or partially self-cleared in Canada, Great Britain, Switzerland, France, Germany, Belgium, Austria, the Netherlands, Norway, Sweden, Denmark, Finland, India and Hong Kong.

Customers

We established our electronic brokerage subsidiary, IB LLC, in 1993 to enhance the use of our global network of trading interfaces, exchange and clearinghouse memberships, and regulatory registrations assembled over the prior 16 years to serve our market making business. We realized that electronic access to market centers worldwide through our network could easily be utilized by the very same floor traders and trading desk professionals who, in the coming years, would be displaced by the conversion of exchanges from open outcry to electronic systems.

We currently service approximately 331 thousand cleared customer accounts. Our customers reside in over 190 countries around the world.

Our target customer is one that requires the latest in trading technology, worldwide access and expects low overall transaction costs. Our customers are mainly comprised of "self-service" individuals, former floor traders, trading desk professionals, electronic retail brokers, financial advisors who are comfortable with technology, banks that require global access, and hedge funds.

Our customers fall into three groups based on services provided: cleared customers, trade execution customers, and wholesale customers. By offering portfolio margining and other institutional services, we have been able to persuade many of our trade execution hedge fund customers to utilize our cleared business solution, which benefits the hedge funds in terms of cost savings. Many prime brokers once offered increased leverage over Regulation T credit limitations and NYSE margin requirements through offshore entities and joint back office arrangements. Following the market turmoil of late 2008 and the resulting tightening of credit, we observed competition in this area diminish. Through portfolio margining, we are able to offer similar leverage with lower margin requirements that reflect the reduced risk of a hedged portfolio.

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

Our non-cleared customers include large online brokers and increasing numbers of the proprietary and customer trading units of U.S., Canadian and European commercial banks. These customers are attracted by our IB SmartRoutingSM technology as well as our direct access to stock, options, futures, forex and bond markets worldwide.

Our customers receive worldwide electronic access connectivity in one of three ways: the Trader Workstation via desktop or mobile device, our proprietary API, and/or industry standard FIX connectivity.

Employees and Culture

We take pride in our technology-focused company culture and embrace it as one of our fundamental strengths. We remain committed to improving our technology and we try to minimize corporate hierarchy to facilitate efficient communication among employees. We have assembled what we believe is a highly talented group of employees. As we grow, we expect to continue to provide significant rewards for our employees who provide substantial value to us and the world's financial markets.

As of December 31, 2015, we had 1,087 employees, of which 1,037 own shares of the Company either vested, unvested or both, all of whom were employed on a full-time basis. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Competition

Electronic Brokerage

The market for electronic brokerage services is rapidly evolving and highly competitive. We believe that we fit neither within the definition of a traditional broker nor that of a traditional prime broker. Our primary competitors include offerings targeted to professional traders by large retail online brokers (such as TD Ameritrade's thinkorswim, E*TRADE Pro business, and The Charles Schwab Corporation's StreetSmart Edge and optionsXpress businesses) and the prime brokerage and electronic brokerage arms of major investment banks and brokers (such as Goldman Sachs' Electronic Trading (GSET), and Morgan Stanley Electronic Trading (MSET)). We also encounter competition to a lesser extent from full commission brokerage firms including Bank of America Merrill Lynch and Morgan Stanley Smith Barney, as well as other financial institutions, most of which provide online brokerage services. The electronic brokerage businesses of many of our competitors are relatively insignificant in the totality of their firms' business and many impose significant account equity minimums, which we do not. We provide access to a global range of products from a single IB Universal AccountSM and professional level executions and pricing, which positions us in competition with niche direct-access providers and prime brokers. In addition to offering low commissions and financing rates, we provide sophisticated order types and analytical tools that give a competitive edge to our customers.

Market Making

Historically, competition has come from registered market making firms which range from sole proprietors with very limited resources to large integrated broker-dealers. Today, our major competitors continue to be large broker-dealers, such as Goldman Sachs, Morgan Stanley, UBS, Citigroup, Bank of America Merrill Lynch, and niche players such as Citadel, Susquehanna, Virtu, Wolverine Trading, Group One Trading, Peak6 and Knight Capital Group. Some of our competitors in market making are larger than we are and have more captive order flow, although this is less true with respect to our narrow focus on options, futures and ETFs listed on electronic exchanges.

The competitive environment for market makers has evolved considerably in the past several years, most notably with the rise in HFTs, which transact significant trading volume on electronic exchanges by using complex algorithms and high speed execution software that analyzes market conditions. HFTs that are not registered market makers operate with fewer regulatory restrictions and are able to move more quickly and trade more cheaply. This issue is currently an area of focus amongst regulators who are examining the practices of HFTs and their impact on market structure.

To compete successfully, we believe that we must have more sophisticated, versatile and robust software than our competitors. This is our primary focus, as contrasted with many of our competitors. With respect to these competitors, we maintain the advantage of having had much longer experience with the development and usage of proprietary electronic brokerage and market making systems. Market conditions that are difficult for other market participants often present us with the opportunities inherent in diminished competition. Our advantage is our expertise and decades of single-minded focus on developing our technology. This enables us to have a unique platform specializing strictly in electronic market making and brokerage.

Regulation

Our securities and derivatives businesses are extensively regulated by U.S. federal and state regulators, foreign regulatory agencies, numerous exchanges and self-regulatory organizations of which our subsidiaries are members. In the current era of heightened regulation of financial institutions, we expect to incur increasing compliance costs, along with the industry as a whole. Our approach has been to build many of our regulatory and compliance functions into our integrated market making, order routing and custodial systems.

Overview

As registered U.S. broker-dealers, IB LLC and TH LLC are subject to the rules and regulations of the Exchange Act, and as members of various exchanges, we are also subject to such exchanges' rules and requirements. Additionally, IB LLC and TH LLC are subject to the Commodity Exchange Act and rules promulgated by the Commodity Futures Trading Commission ("CFTC") and the various commodity exchanges of which they are members. We are also subject to the requirements of various self-regulatory organizations such as the Financial Industry Regulatory Authority ("FINRA") and the National Futures Association ("NFA"). Our foreign affiliates are similarly regulated under the laws and institutional framework of the countries in which they operate.

U.S. broker-dealers and futures commission merchants are subject to laws, rules and regulations that cover all aspects of the securities and derivatives business, including:

  •
  sales methods;

  •
  trade practices;

  •
  use and safekeeping of customers' funds and securities;

  •
  capital structure;

  •
  risk management;

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

Net Capital Rule

The SEC, FINRA, CFTC and various other regulatory agencies within the U.S. have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Generally, a broker-dealer's capital is net worth plus qualified subordinated debt less deductions for certain types of assets. The Net Capital Rule requires that at least a minimum part of a broker-dealer's assets be maintained in a relatively liquid form.

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

As of December 31, 2015, aggregate excess regulatory capital for all of the operating companies was $3.4 billion.

IB LLC and TH LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and to the CFTC's minimum financial requirements (Regulation 1.17) under the Commodities Exchange Act; and THE is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement. Additionally, Interactive Brokers Hong Kong Limited ("IBHK") is subject to the Hong Kong Securities and Futures Commission financial resource requirement, THA is subject to the Australian Stock Exchange liquid capital requirement, Timber Hill (Lichtenstein) AG is subject to the Financial Market Authority Liechtenstein eligible capital requirements, THC and Interactive Brokers Canada Inc. ("IBC") are subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, Interactive Brokers (U.K.) Limited ("IBUK") is subject to the U.K. Financial Conduct Authority financial resources requirement, IBI is subject to the National Stock Exchange of India net capital requirements and Interactive Brokers Securities Japan, Inc. ("IBSJ") is subject to the Japanese Financial Supervisory Agency capital requirements.

The following table summarizes capital, capital requirements and excess regulatory capital:

	Net Capital/ Eligible Equity	Requirement	Excess
	(in millions)
IB LLC	$2,367	$259	$2,108
TH LLC	375	1	374
THE	605	180	425
Other regulated Operating Companies	567	35	532

	$3,914	$475	$3,439

As of December 31, 2015, all of the operating companies were in compliance with their respective regulatory capital requirements. For additional information regarding our net capital requirements see Note 16 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Protection of Customer Assets

To conduct customer activities, IB LLC is obligated under rules mandated by its primary regulators, the SEC and the CFTC, to segregate cash or qualified securities belonging to customers. In accordance with the Securities Exchange Act of 1934, IB LLC is required to maintain separate bank accounts for the exclusive benefit of customers. In accordance with the Commodity Exchange Act, IB LLC is required to segregate all monies, securities and property received from commodities customers in specially designated accounts. IBC, IBUK, IBHK, and IBSJ are subject to similar requirements within their respective jurisdictions.

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

Patriot Act and Increased Anti-Money Laundering ("AML") and "Know Your Customer" Obligations

Registered broker-dealers traditionally have been subject to a variety of rules that require that they "know their customers" and monitor their customers' transactions for potential suspicious activities. With the passage of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "Patriot Act"), broker-dealers are subject to even more stringent requirements. Likewise, the SEC, CFTC, foreign regulators, and the various exchanges and self-regulatory organizations, of which IB companies are members, have passed numerous AML and customer due diligence rules. Significant criminal and civil penalties can be imposed for violations of the Patriot Act, and significant fines and regulatory penalties for violations of other governmental and self-regulatory organization AML rules.

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

Dodd-Frank Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act imposes strict reporting and disclosure requirements on the financial services industry. We have enhanced the evidence of our supervisory review of controls over financial reporting and Management continues to monitor accounting and regulatory rulemaking developments for their potential effect on our financial statements and internal controls over financial reporting.

Business Continuity Planning

Federal regulators and industry self-regulatory organizations have passed a series of rules in the past several years requiring regulated firms to maintain business continuity plans that describe what actions firms would take in the event of a disaster (such as a fire, natural disaster or terrorist incident) that might significantly disrupt operations. We have developed business continuity plans that describe steps that we and our employees would take in the event of various scenarios. We have built a backup site for certain key operations at our Chicago facilities that would be utilized in the event of a significant outage at our Greenwich headquarters. In addition, we have strengthened the infrastructure at our Greenwich headquarters and have built redundancy of systems so that certain operations can be handled from multiple offices. We continually evaluate opportunities to further our business continuity planning efforts.

Foreign Regulation

Our international subsidiaries are subject to extensive regulation in the various jurisdictions where they have operations. The most significant of our international subsidiaries are: IBC and THC, registered to do business in Canada as an investment dealer and securities dealer, respectively; IBUK, registered to do business in the U.K. as a broker; THE, registered to do business in Switzerland as a securities dealer; IBI, registered to do business in India as a stock broker; IBHK, registered to do business in Hong Kong as a securities dealer; THA, registered to do business in Australia as a securities dealer and futures broker; and IBSJ, registered in Japan as a financial instruments firm with the Kanto Regional Finance Bureau and the Financial Supervisory Agency.

In Canada, both THC and IBC are subject to the Investment Industry Regulatory Organization of Canada ("IIROC") risk adjusted capital requirement. In the United Kingdom, IBUK is subject to the U.K Financial Conduct Authority financial resources requirement. In Switzerland, THE is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement. In India, IBI is subject to the National Stock Exchange and Bombay Stock Exchange capital requirements. In Hong Kong, the Securities and Futures Commission ("SFC") regulates our subsidiary, IBHK, as a securities dealer. The compliance requirements of the SFC include, among other things, net capital requirements and stockholders' equity requirements. The SFC regulates the activities of the officers, directors, employees and other persons affiliated with IBHK and requires the registration of such persons. In Australia, THA is subject to the Australian Stock Exchange liquid capital requirement. In Japan, IBSJ is subject to the Financial Supervisory Agency, the Osaka Securities Exchange and the Tokyo Stock Exchange capital requirements.

Executive Officers and Directors of Interactive Brokers Group, Inc.

The following table sets forth the names, ages and positions of our current directors and executive officers.

Name	Age	Position
Thomas Peterffy	71	Chairman of the Board of Directors and Chief Executive Officer
Earl H. Nemser	69	Vice Chairman and Director
Milan Galik	49	President and Director
Paul J. Brody	55	Chief Financial Officer, Treasurer, Secretary and Director
Thomas A. Frank	60	Executive Vice President and Chief Information Officer
Lawrence E. Harris	59	Director
Hans R. Stoll	76	Director
Wayne Wagner	77	Director
Richard Gates	44	Director

Thomas Peterffy.    Mr. Peterffy has been at the forefront of applying computer technology to automate trading and brokerage functions since he emigrated from Hungary to the United States in 1965. In 1977, after purchasing a seat on the American Stock Exchange and trading as an individual marker maker in equity options, Mr. Peterffy was among the first to apply a computerized mathematical model to continuously value equity option prices. By 1986, Mr. Peterffy developed and employed a fully integrated, automated market making system for stocks, options and futures. As this pioneering system extended around the globe, online brokerage functions were added and, in 1993, Interactive Brokers was formed.

Earl H. Nemser.    Mr. Nemser has been our Vice Chairman since November 2006. Mr. Nemser has been the Vice Chairman of the Company since 1988 and also serves as a director and/or officer for various subsidiaries of IBG LLC. Mr. Nemser has served as Special Counsel to the law firm Dechert LLP since January 2005. Prior to such time Mr. Nemser served as Partner at the law firms of Swidler Berlin Shereff Friedman, LLP from 1995 to December 2004 and Cadwalader, Wickersham & Taft LLP prior to 1995. Mr. Nemser received a Bachelor of Arts degree in economics from New York University in 1967 and a Juris Doctor, magna cum laude, from Boston University School of Law in 1970.

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

Paul J. Brody.    Mr. Brody has been our Chief Financial Officer, Treasurer and Secretary since November 2006. Mr. Brody joined the Company in 1987 and has served as Chief Financial Officer of IBG LLC since December 2003. Mr. Brody serves as a director and/or officer for various subsidiaries of IBG LLC. From 2005 to 2012, Mr. Brody served as a director, and for a portion of the time as member Vice Chairman, of OCC (formerly, The Options Clearing Corporation), of which Timber Hill LLC and Interactive Brokers LLC are members. He also served as a director of Quadriserv Inc., an electronic securities lending platform provider, from 2009 to 2015. Mr. Brody received a Bachelor of Arts degree in economics from Cornell University in 1982.

Thomas A. Frank.    Dr. Frank joined us in 1985 and has served since July 1999 as Executive Vice President and Chief Information Officer of Interactive Brokers LLC. In addition, Dr. Frank has served as Vice President of Timber Hill LLC since December 1990. Mr. Frank has served as a director of OCC (formerly, The Options Clearing Corporation), since 2015. Dr. Frank received a Ph.D. in physics from the Massachusetts Institute of Technology in 1985.

Lawrence E. Harris.    Dr. Harris has been a director since July 2007. He is a professor of Finance and Business Economics at the University of Southern California, where he holds the Fred V. Keenan Chair in Finance at the Marshall School of Business. Dr. Harris also serves as trustee of the Clipper Fund, director of the Selected Funds, and as the research coordinator of the Institute for Quantitative Research in Finance. Dr. Harris formerly served as Chief Economist of the U.S. Securities and Exchange Commission. Dr. Harris earned his Ph.D. in Economics from the University of Chicago, and is a CFA charterholder. He is an expert in the economics of securities market microstructure and the uses of transactions data in financial research. He has written extensively about trading rules, transaction costs, index markets, and market regulation. Dr. Harris is also the author of the widely respected textbook Trading and Exchanges: Market Microstructure for Practitioners.

Hans R. Stoll.    Dr. Stoll is The Anne Marie and Thomas B. Walker, Jr., Professor of Finance, Emeritus at the Owen Graduate School of Management, Vanderbilt University and founder of the Financial Markets Research Center. Dr. Stoll has published several books and more than 60 articles on numerous securities and finance related subjects. He is known for developing the put call parity relation and for his work in market microstructure. Dr. Stoll was on the faculty of the Wharton School from 1966 to 1980, at which time he joined the faculty at Vanderbilt. Dr. Stoll served as a member of the board of directors of The Options Clearing Corporation from 2005 to 2008 and he has been president of the American Finance Association. Dr. Stoll received his A.B. degree from Swarthmore College in 1961 and his M.B.A. and Ph.D. degrees from the Graduate School of Business of the University of Chicago in 1963 and 1966, respectively.

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

Risks Related to Our Company Structure

Control by Mr. Thomas Peterffy of a majority of the combined voting power of our common stock may give rise to conflicts of interests and could discourage a change of control that other stockholders may favor, which could negatively affect our stock price, and adversely affect stockholders in other ways.

Mr. Thomas Peterffy, our founder, Chairman and Chief Executive Officer, and his affiliates beneficially own approximately 88.7% of the economic interests and all of the voting interests in Holdings, which owns all of our Class B common stock, representing approximately 84.3% of the combined voting power of all classes of our voting stock. As a result, Mr. Thomas Peterffy has the ability to elect all of the members of our board of directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, material expansions or contractions of our business, entry into new lines of business, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on our common stock. In addition, Mr. Thomas Peterffy is able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could discourage potential takeover attempts that other stockholders may favor and could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and this may adversely affect the market price of our common stock.

Moreover, because of Mr. Thomas Peterffy's substantial ownership, we are eligible to be and are, treated as a "controlled company" for purposes of the NASDAQ Marketplace Rules. As a result, we are not required by NASDAQ to have a majority of independent directors or to maintain Compensation and Nominating and Corporate Governance Committees composed entirely of independent directors to continue to list the shares of our common stock on The NASDAQ Global Select Market ("NASDAQ GS"). Our Compensation Committee is comprised of Messrs. Thomas Peterffy (Chairman of the Compensation Committee) and Earl H. Nemser (our Vice Chairman). Mr. Thomas Peterffy's membership on the Compensation Committee may give rise to conflicts of interests in that Mr. Thomas Peterffy is able to influence all matters relating to executive compensation, including his own compensation.

We are dependent on IBG LLC to distribute cash to us in amounts sufficient to pay our tax liabilities and other expenses.

We are a holding company and our primary assets are our approximately 15.7% equity interest in IBG LLC and our controlling interest and related rights as the sole managing member of IBG LLC and, as such, we operate and control all of the business and affairs of IBG LLC and are able to consolidate IBG LLC's financial results into our financial statements. We have no independent means of generating revenues. IBG LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, its taxable income is allocated on a pro rata basis to Holdings and us. Accordingly, we incur income taxes on our proportionate share of the net taxable income of IBG LLC, and also incur expenses related to our operations. We intend to cause IBG LLC to distribute cash to its members in amounts at least equal to that necessary to cover their tax liabilities, if any, with respect to the earnings of IBG LLC. To the extent we need funds to pay such taxes, or for any other purpose, and IBG LLC is unable to provide such funds, it could have a material adverse effect on our business, financial condition and results of operations.

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

As a result of the IPO and the redemptions by Holdings, the increase in the tax basis attributable to our interest in IBG LLC is $1.2 billion. The tax savings that we would actually realize as a result of this increase in tax basis likely would be significantly less than this amount multiplied by our effective tax rate due to a number of factors, including the allocation of a portion of the increase in tax basis to foreign or non-depreciable fixed assets, the impact of the increase in the tax basis on our ability to use foreign tax credits and the rules relating to the amortization of intangible assets, for example. Based on facts and assumptions as of December 31, 2015, including that subsequent purchases of IBG LLC interests will occur in fully taxable transactions, the potential tax basis increase resulting from the historical and future purchases of the IBG LLC interests held by Holdings could be as much as $11.1 billion. The tax receivable agreement requires 85% of such tax savings, if any, to be paid to Holdings, with the balance to be retained by us. The actual increase in tax basis depends, among other factors, upon the price of shares of our common stock at the time of the purchase and the extent to which such purchases are taxable and, as a result, could differ materially from this amount. Our ability to achieve benefits from any such increase, and the amount of the payments to be made under the tax receivable agreement, depends upon a number of factors, as discussed above, including the timing and amount of our future income.

The tax basis of $11.1 billion assumes that (a) all remaining IBG LLC membership interests held by Holdings are purchased by us and (b) such purchases in the future are made at prices that reflect the closing share price as of December 31, 2015. In order to have an $11.1 billion tax basis, the offering price per share of Class A common stock in such future public offering will need to exceed the then current cost basis per share of Class A common stock by approximately $31.90.

If either immediately before or immediately after any purchase or the related issuance of our stock, the Holdings members own or are deemed to own, in the aggregate, more than 20% of our outstanding common stock, then all or part of any increase in the tax basis of goodwill may not be amortizable and, thus, our ability to realize the annual tax savings that otherwise would have resulted if such tax basis were amortizable may be significantly reduced. Although the Holdings members are prohibited under the Exchange Agreement from purchasing shares of Class A common stock, grants of our common stock to employees and directors who are also members or related to members of Holdings and the application of certain tax attribution rules, such as among family members and partners in a partnership, could result in Holdings members being deemed for tax purposes to own shares of Class A common stock.

If the Internal Revenue Services ("IRS") successfully challenges the tax basis increase, under certain circumstances, we could be required to make payments to Holdings under the tax receivable agreement in excess of our cash tax savings.

Future sales of our common stock in the public market could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.

The members of Holdings have the right to cause the redemption of their Holdings membership interests over time in connection with offerings of shares of our common stock. We intend to sell additional shares of common stock in public offerings in the future, which may include offerings of our common stock to finance future purchases of IBG LLC membership interests which, in turn, will finance corresponding redemptions of Holdings membership interests. These offerings and related transactions are anticipated to occur at least annually into the future. The size and occurrence of these offerings may be affected by market conditions. We may also issue additional shares of common stock or convertible debt securities to finance future acquisitions or business combinations. We currently have approximately 64 million outstanding shares of common stock. Assuming no anti-dilution adjustments based on combinations or divisions of our common stock, the offerings referred to above could result in the issuance by us of up to an additional approximately 343 million shares of common stock. It is possible, however, that such shares could be issued in one or a few large transactions.

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

Our revenues are dependent on the level of trading activity on securities and derivatives exchanges in the U.S. and abroad. In the past, our revenues and operating results have varied significantly from period to period primarily due to the willingness of competitors to trade more aggressively by decreasing their bid/offer spreads and thereby assuming more risk in order to acquire market share, to movements and trends in the underlying markets, and to fluctuations in trading levels. As a result, period to period comparisons of our revenues and operating results may not be meaningful, and future revenues and profitability may be subject to significant fluctuations or declines.

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

As a clearing member firm providing financing services to certain of our brokerage customers, we are ultimately responsible for their financial performance in connection with various stock, options and futures transactions. Our clearing operations require a commitment of our capital and, despite safeguards implemented by our software, involve risks of losses due to the potential failure of our customers to perform their obligations under these transactions. If our customers default on their obligations, we remain financially liable for such obligations, and although these obligations are collateralized, we are subject to market risk in the liquidation of customer collateral to satisfy those obligations. There can be no assurance that our risk management procedures will be adequate. Any liability arising from clearing operations could have a material adverse effect on our business, financial condition and results of operations.

As a clearing member firm of securities and commodities clearing houses in the U.S. and abroad, we are also exposed to clearing member credit risk. Securities and commodities clearing houses require member firms to deposit cash and/or government securities to a clearing fund. If a clearing member defaults in its obligations to the clearing house in an amount larger than its own margin and clearing fund deposits, the shortfall is absorbed pro rata from the deposits of the other clearing members. Many clearing houses of which we are members also have the authority to assess their members for additional funds if the clearing fund is depleted. A large clearing member default could result in a substantial cost to us if we are required to pay such assessments.

We may not pay dividends on our common stock at any time in the foreseeable future.

As a holding company for our interest in IBG LLC, we will be dependent upon the ability of IBG LLC to generate earnings and cash flows and distribute them to us so that we may pay any dividends to our stockholders. To the extent (if any) that we have excess cash, any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial conditions, cash requirement, contractual restrictions and other factors that our board of directors may deem relevant. In December 2010 and December 2012, special cash dividends were paid to holders of our common stock. Since the second quarter of 2011, we have declared and paid a quarterly cash dividend of $0.10 per share. Although not required, we currently intend to pay quarterly dividends of $0.10 per share to our common stockholders for the foreseeable future.

Regulatory and legal uncertainties could harm our business.

The securities and derivatives businesses are heavily regulated. Firms in financial service industries have been subject to an increasingly regulated environment over recent years, and penalties and fines sought by regulatory authorities have increased accordingly. This regulatory and enforcement environment has created uncertainty with respect to various types of transactions that historically had been entered into by financial services firms and that were generally believed to be permissible and appropriate. Our broker-dealer subsidiaries are subject to regulations in the U.S. and abroad covering all aspects of their business. Regulatory bodies include, in the U.S., the SEC, FINRA, the Board of Governors of the Federal Reserve System, the Chicago Board Options Exchange, the Chicago Mercantile Exchange, the CFTC, and the NFA; in Canada, the Investment Industry Regulatory Organization of Canada and various Canadian securities commissions; in the United Kingdom, the Financial Conduct Authority; in Switzerland, the Swiss Financial Market Supervisory Authority; in India, the Securities and Exchange Board of India; in Hong Kong, the Securities and Futures Commission; in Australia, the Australian Securities and Investment Commission; and in Japan, the Financial Supervisory Agency and the Japan Securities Dealers Association. Our mode of operation and profitability may be directly affected by additional legislation changes in rules promulgated by various domestic and foreign government agencies and self-regulatory organizations that oversee our businesses, and changes in the interpretation or enforcement of existing laws and rules, including the potential imposition of transaction taxes. Noncompliance with applicable laws or regulations could result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market or the revocation or limitation of licenses. Noncompliance with applicable laws or regulations could adversely affect our reputation, prospects, revenues and earnings. In addition, changes in current laws or regulations or in governmental policies could adversely affect our business, financial condition and results of operations.

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

As certain of our subsidiaries are members of FINRA, we are subject to certain regulations regarding changes in control of our ownership. FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a change in control of a member firm. FINRA defines control as ownership of 25% or more of the firm's equity by a single entity or person and would include a change in control of a parent company. IBUK is subject to similar change in control regulations promulgated by the FCA in the United Kingdom. As a result of these regulations, our future efforts to sell shares or raise additional capital may be delayed or prohibited. We may be subject to similar restrictions in other jurisdictions in which we operate.

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

During 2015, approximately 30% of our net revenues were generated by our operating companies outside the U.S. We are exposed to risks and uncertainties inherent in doing business in international markets, particularly in the heavily regulated brokerage industry. Such risks and uncertainties include political, economic and financial instability; unexpected changes in regulatory requirements, tariffs and other trade barriers; exchange rate fluctuations; applicable currency controls; and difficulties in staffing, including reliance on newly hired local experts, and managing foreign operations. These risks could cause a material adverse effect on our business, financial condition and results of operations.

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

In our market making activities, we compete with other firms based on our ability to provide liquidity at competitive prices and to attract order flow. These firms include registered market makers as well as HFTs that act as market makers. Both types of competitors range from sole proprietors with very limited resources to a few highly sophisticated groups which have substantially greater financial and other resources, including research and development personnel, than we do. These larger and better capitalized competitors may be better able to respond to changes in the market making industry, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. HFTs that are not registered market makers have certain advantages over registered market making firms that may allow them to bypass regulatory restrictions and trade more quickly and cheaply than registered market makers at some exchanges. We may not be able to compete effectively against HFTs or market makers with greater financial resources, and our failure to do so could materially and adversely affect our business, financial condition and results of operations. As in the past, we may in the future face enhanced competition, resulting in narrowing bid/offer spreads in the marketplace that may adversely impact our financial performance. This is especially likely if HFTs continue to receive advantages in capturing order flow or if others can acquire systems that enable them to predict markets or process trades more efficiently than we can.

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

We are exposed to substantial risks of liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, the CFTC, the Federal Reserve, state securities regulators, self-regulatory organizations and foreign regulatory agencies. We are also subject to the risk of litigation and claims that may be without merit. We could incur significant legal expenses in defending ourselves against and resolving lawsuits or claims. An adverse resolution of any future lawsuits or claims against us could result in a negative perception of our company and cause the market price of our common stock to decline or otherwise have an adverse effect on our business, financial condition and results of operations. See Part I, Item 3, "Legal Proceedings and Regulatory Matters."

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

Critical issues concerning the commercial use of the Internet, such as ease of access, security, privacy, reliability, cost, and quality of service, remain unresolved and may adversely impact the growth of Internet use. If Internet usage continues to increase rapidly, the Internet infrastructure may not be able to support the demands placed on it by this growth, and its performance and reliability may decline. Although our larger institutional customers use leased data lines to communicate with us, our ability to increase the speed with which we provide services to consumers and to increase the scope and quality of such services is limited by and dependent upon the speed and reliability of our customers' access to the Internet, which is beyond our control. If periods of decreased performance, outages or delays on the Internet occur frequently or other critical issues concerning the Internet are not resolved, overall Internet usage or usage of our web based products could increase more slowly or decline, which could have a material adverse effect on our business, financial condition and results of operations.

Our computer infrastructure may be vulnerable to security breaches. Any such problems could jeopardize confidential information transmitted over the Internet, cause interruptions in our operations or cause us to have liability to third persons.

Our computer infrastructure is potentially vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems and security breaches. Any such problems or security breaches could cause us to have liability to one or more third parties, including our customers, and disrupt our operations. A party able to circumvent our security measures could misappropriate proprietary information or customer information, jeopardize the confidential nature of information transmitted over the Internet or cause interruptions in our operations. Concerns over the security of Internet transactions and the privacy of users could also inhibit the growth of the Internet or the electronic brokerage industry in general, particularly as a means of conducting commercial transactions. To the extent that our activities involve the storage and transmission of proprietary information such as personal financial information, security breaches could expose us to a risk of financial loss, litigation and other liabilities. Our estimated annual losses from reimbursements to customers whose accounts have been negatively affected by unauthorized access have historically been less than $500,000 annually, but instances of unauthorized access of customer accounts have been increasing recently on an industry-wide basis. Our current insurance program may protect us against some, but not all, of such losses. Any of these events, particularly if they (individually or in the aggregate) result in a loss of confidence in our company or electronic brokerage firms in general, could have a material adverse effect on our business, financial condition and results of operations.

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

Market making in forex-based products entails significant risk, and unforeseen events in such business could have an adverse effect on our business, financial condition and results of operations.

Our activities in market making for forex-based products include the trading of cash in foreign currencies with banks and exchange-listed futures, options on futures, options on cash deposits and currency-based ETFs. All of the risks that pertain to our market making activities in equity-based products also apply to our forex-based market making. In addition, we have comparatively less experience in the forex markets and various unexpected events can occur that may result in great financial loss.

We are subject to counterparty risk whereby defaults by parties with whom we do business can have an adverse effect on our business, financial condition and results of operations.

In our electronic brokerage business, our customer margin credit exposure is to a great extent mitigated by our policy of automatically evaluating each account throughout the trading day and closing out positions automatically for accounts that are found to be under-margined. While this methodology is effective in most situations, it may not be effective in situations in which no liquid market exists for the relevant securities or commodities or in which, for any reason, automatic liquidation for certain accounts has been disabled. If no liquid market exists or automatic liquidation has been disabled, we are subject to risks inherent in extending credit, especially during periods of rapidly declining markets. Any loss or expense incurred due to defaults by our customers in failing to repay margin loans or to maintain adequate collateral for these loans would cause harm to our business, financial condition and results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our headquarters are located in Greenwich, Connecticut. We also lease facilities in 18 other locations throughout parts of the world where we conduct our operations as set forth below. Unless otherwise indicated, all properties are used by both our market making and electronic brokerage segments. We believe our present facilities, together with our current options to extend lease terms, are adequate for our current needs.

The following table sets forth certain information with respect to our leased facilities:

Location	Space (sq. feet)	Expiration	Principal Usage
Greenwich, CT	81,266	2019	Headquarters and data center
Greenwich, CT	42,196	2019	Office space
Jersey City, NJ	5,869	2018	Office space
San Francisco, CA	833	2019	Office space
Chicago, IL	48,275	2026	Office space
Chicago, IL	13,217	2017	Data center
Washington, D.C.	8,884	2024	Office space
West Palm Beach, FL	8,509	2027	Office space
Boston, MA	3,270	2016	Office space
Montreal, Canada	4,566	2019	Office space
London, United Kingdom	18,838	2023	Office space
Zug, Switzerland	23,672	2017	Office space and data center
Vaduz, Liechtenstein	2,370	2017	Office space
Sydney, Australia	2,649	2021	Office space
Hong Kong	9,336	2018	Office space
Budapest, Hungary	6,002	2018	Office space
St. Petersburg, Russia	2,742	2016	Office space
Tallinn, Estonia	6,110	2016	Office space
Mumbai, India	12,061	2020	Office space
Tokyo, Japan	2,161	2017	Office space
Shanghai, China	3,635	2018	Office space

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

Trading Technologies Matter

On February 3, 2010, Trading Technologies International, Inc. ("Trading Technologies") commenced an action in the U.S. District Court for the Northern District of Illinois, Eastern Division, against IBG LLC and IB LLC ("Defendants") alleging infringement of twelve U.S. patents and seeking, among other things, unspecified damages and injunctive relief. The Defendants filed an answer denying the claims and asserted counterclaims seeking a declaration that the patents have not been infringed and are invalid. The Defendants and/or certain codefendants filed petitions with the U.S. Patent and Trademark Office ("USPTO") for Covered Business Method ("CBM") Review on eight of the asserted patents, and will likely file petitions with respect to the others. Thus far the USPTO issued decisions instituting CBM Review on two of the asserted patents and has made a finding that it is more likely than not that the patents are invalid. While it is too early to predict the outcome of the matter, we believe we have meritorious defenses to the allegations made in the complaint and intend to defend ourselves vigorously against them.

Class Action Matter

On December 18, 2015, a former individual customer filed a purported class action complaint against IB LLC, IBG, Inc., and Thomas Frank, PhD, the Company's Executive Vice President and Chief Information Officer, in the U.S. District Court for the District of Connecticut. The complaint alleges that the former customer and members of the purported class of IB LLC's customers were harmed by alleged "flaws" in the computerized system used by the Company to close out (i.e., liquidate) positions in customer brokerage accounts that have margin deficiencies. The complaint seeks, among other things, undefined compensatory damages and declaratory and injunctive relief.

We believe that the complaint is without merit and we have filed a motion to dismiss it. Among other things, the Company's customer agreement, federal law and associated industry rules grant broker-dealers broad discretion to close out margin-deficient customer accounts for the broker's protection. Further, we do not believe that a purported class action is appropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any particular customer's margin-deficient account. IB LLC and the related defendants intend to defend themselves vigorously against the case and, consistent with past practice in connection with this type of unwarranted action, any potential claims for counsel fees and expenses incurred in defending the case shall be fully pursued against the plaintiff.

Pending Regulatory Inquiries

Our businesses are heavily regulated by state, federal and foreign regulatory agencies as well as numerous exchanges and self-regulatory organizations. Most of our companies are regulated under state securities laws, U.S. and foreign securities, commodities and financial services laws and under the rules of more than 25 exchanges and self-regulatory organizations. In the current era of dramatically heightened regulatory scrutiny of financial institutions, we have incurred sharply increased compliance costs, along with the industry as a whole. Increased regulation also creates increased barriers to entry, however, we have built human and automated infrastructure to handle increased regulatory scrutiny, which provides us with an advantage over potential newcomers to the business.

We receive hundreds of regulatory inquiries each year in addition to being subject to frequent regulatory examinations. The great majority of these inquiries do not lead to fines or any further action against us. Most often, regulators do not inform us as to when and if an inquiry has been concluded. We are currently the subject of regulatory inquiries regarding topics such as order audit trail reporting, trade reporting, short sales, margin lending, anti-money laundering, technology development practices, business continuity planning and other topics of recent regulatory interest. We are unaware of any specific regulatory matter that, itself, or together with similar regulatory matters, would have a material impact on our business, financial condition and results of operations. Nonetheless, in the current climate, we expect to pay significant regulatory fines on various topics on an ongoing basis, as other regulated financial services businesses do. The amount of any fines, and when and if they will be incurred, is impossible to predict given the nature of the regulatory process.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

The following table shows the high and low sale prices for the periods indicated for our common stock, as reported by NASDAQ.

	Sales Price
	High	Low
	(in dollars)
2014
First Quarter	$24.84	$20.59
Second Quarter	$24.44	$20.35
Third Quarter	$26.64	$21.92
Fourth Quarter	$29.85	$23.01
2015
First Quarter	$34.56	$25.56
Second Quarter	$42.46	$32.22
Third Quarter	$45.95	$35.60
Fourth Quarter	$44.85	$36.71

The closing price of our common stock on February 22, 2016, as reported by NASDAQ, was $33.95 per share.

Holders

On February 19, 2016, there were five holders of record, which does not reflect those shares held beneficially or those shares held in "street" name. Accordingly, the number of beneficial owners of our common stock exceeds this number.

Dividends and Other Restrictions

During the second quarter of 2011, we declared and paid a cash dividend of $0.10 per share and have continued this quarterly dividend policy through the current fiscal year end and into the first quarter of 2016. We currently intend to pay quarterly dividends of $0.10 per share to our common stockholders for the foreseeable future.

Stockholder Return Performance Graph

The following graph compares cumulative total stockholder return on our common stock, the S&P 500 Index and the NASDAQ Financial-100 Index from December 31, 2010 to December 31, 2015. The comparison assumes $100 was invested on December 31, 2010 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes.

(1)
The NASDAQ Financial-100 Index includes 100 of the largest domestic and international financial securities listed on The NASDAQ Stock Market based on market capitalization. They include companies classified according to the Industry Classification Benchmark as Financials, which are included within the NASDAQ Bank, NASDAQ Insurance, and NASDAQ Other Finance Indexes.

(2)
The S&P 500 Index includes 500 large cap common stocks actively traded in the U.S. The stocks included in the S&P 500 are those of large publicly held companies that trade on either of the two largest American stock markets, the New York Stock Exchange and NASDAQ.

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

Use of Proceeds from Member Redemption

Purchases of IBG LLC membership interests, held by Holdings, by the Company are governed by the Exchange Agreement, a copy of which was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed with the SEC on November 9, 2009. The Exchange Agreement, as amended June 6, 2012 and July 23, 2015, provides that the Company may facilitate the redemption by Holdings of interests held by its members through the issuance of shares of common stock through a public offering in exchange for the interests in IBG LLC being redeemed by Holdings. On an annual basis, each holder of a membership interest may request that Holdings redeem the liquefiable portion of that holder's interest. We expect Holdings to use the net proceeds it receives from such sales to redeem an identical number of Holdings membership interests from the requesting holders.

At the time of the Company's IPO in 2007, three hundred sixty (360) million shares of authorized common stock were reserved for future sales and redemptions. From 2008 through 2014, Holdings redeemed 13,038,776 IBG LLC shares with an approximate total value of $288 million, which redemptions were funded using cash on hand at IBG LLC and through issuances of common stock.

With the consent of Holdings and the Company (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed in July and December of 2015 to redeem certain membership interests from Holdings through the sale of common stock and the distribution of the proceeds of such sale to the beneficial owners of such membership interests.

On July 24, 2015, the Company issued 2,771,778 shares of Class A common stock (with a fair value of approximately $121 million) to Holdings, for sale for the benefit of, certain of its members in exchange for membership interests in IBG LLC equal in number to such number of shares of common stock issued by the Company. The acquired shares were sold for the benefit of certain of the members of Holdings who elected to redeem a portion of their Holdings membership interests. The shares were sold in open market transactions pursuant to a trading plan established in conformity with Rule 10b5-1 of the Exchange Act (the "Plan").

Certain officers and directors were among the members of Holdings who elected to redeem a portion of their Holdings membership interests and therefore had an interest in the proceeds of the sale of 1,125,018 shares of the Class A common stock sold pursuant to the Plan. In addition, certain current and former employees of the Company and its subsidiaries also elected the redemption of a portion of their membership interests in Holdings and therefore had an interest in the balance of the shares sold under the Plan.

In addition, on December 24, 2015, the Company issued 250,000 shares of Class A common stock (with a fair value of approximately $11 million) to Holdings, which distributed these 250,000 shares to Mr. Thomas Peterffy in partial redemption of his Holdings interest. It is our understanding that Mr. Thomas Peterffy subsequently donated these 250,000 shares to a newly created private charitable foundation.

As a consequence of the two member redemptions in 2015, IBG, Inc.'s interest in IBG LLC increased to approximately 15.7%, with Holdings owning the remaining 84.3%. The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 88.0% to approximately 88.7%.

On October 13, 2015, the Company filed a Post-Effective Amendment to multiple Registration Statements filed under the Securities Act of 1933, as amended (the "Securities Act") on Form S-8 that registered shares of the Company's Class A common stock, $0.01 par value, for issuance under the Company's 2007 Stock Incentive Plan (the "Plan"): Registration No. 333-142686, filed on May 7, 2007; Registration No. 333-174913, filed on June 15, 2011; and Registration No. 333-203358, filed on April 10, 2015.

The Plan provides employees with two options to pay for their withholding tax obligations, which become due when shares vest: either (1) reimburse the Company via cash payment, or (2) elect to have the Selling Stockholder withhold a portion of the vesting shares. In the case of employees who elect to have the IBG LLC withhold shares to cover their tax obligations, those shares are transferred to IBG LLC, which in turn, sells those shares in open market transactions to recover the amount paid to the tax authorities on the employees' behalf. As of December 31, 2015 the Company has sold all 721,279 shares of its Class A common stock, that were withheld from employees, (with a fair value of $29 million), in open market transactions. The proceeds were used to reimburse the Company for withholding taxes paid by the Company on the employees' behalf.

As per General Instruction C of Form S-8, the sale of the shares described above constitutes a resale or reoffer of the Company's Class A common stock. The Post-Effective Amendment, contains a reoffer prospectus that registers 6,400,000 shares of the Company's Class A common stock which represents the Company's estimate of shares that will be withheld from employees related to the vesting of Plan shares over the next nine years based on current tax rates and historical employee elections. The reoffer prospectus allows for future sales by IBG LLC, on a continuous or delayed basis, to the public without restriction.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about shares of common stock available for future awards under all of the Company's equity compensation plans as of December 31, 2015. The Company has not made grants of common stock outside of its equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	N/A	N/A	9,250,614
Equity compensation plans not approved by security holders	N/A	N/A	—

Total	—	—	9,250,614

(1)
Amount represents shares available for future issuance of grants under the Company's 2007 Stock Incentive Plan ("SIP"). The amount excludes shares purchased from employees to satisfy their tax withholding obligations for vested shares, which are held as treasury stock. No shares are available for future issuance of grants under the 2007 ROI Unit Stock Plan; all shares under this plan have been granted.

ITEM 6.    SELECTED FINANCIAL DATA

The following tables set forth selected historical consolidated financial and other data of the Company. They are presented for the years ended, and as of, December 31, 2011, 2012, 2013, 2014 and 2015.

The following selected historical consolidated financial and other data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
		(in millions except share and per share data)
Consolidated Statement of Comprehensive Income Data
Revenues
Trading gains	$269	$261	$331	$466	$634
Commissions and execution fees	617	549	502	413	456
Interest income	492	416	304	270	280
Other (loss) income	(122)	(111)	(9)	44	74

Total revenues	1,256	1,115	1,128	1,193	1,444
Interest expense	67	72	52	62	86

Total net revenues	1,189	1,043	1,076	1,131	1,358

Non-interest expenses
Execution and clearing	231	212	243	251	281
Fixed expenses	354	322	315	350	327
Customer bad debt	146	3	67	3	9

Total non-interest expenses	731	537	625	604	617

Income before income taxes	458	506	451	527	741
Income tax expense	43	47	33	30	54

Net income	415	459	418	497	687
Less net income attributable to noncontrolling interests	366	414	381	456	625

Net income available for common stockholders(1)	$49	$45	$37	$41	$62

Earnings per share(1)
Basic	$0.80	$0.79	$0.74	$0.89	$1.39

Diluted	$0.78	$0.77	$0.73	$0.89	$1.37

Comprehensive income available for common stockholders	$39	$30	$34	$53	$58

Comprehensive income attributable to noncontrolling interests	$313	$322	$356	$473	$598

Comprehensive earnings per share
Basic	$0.64	$0.52	$0.69	$1.13	$1.33

Diluted	$0.62	$0.51	$0.67	$1.13	$1.31

Weighted average common shares outstanding
Basic	61,043,071	56,492,381	49,742,428	46,814,676	43,924,554

Diluted	62,509,796	57,709,668	50,924,736	47,070,522	44,364,902

(1)
In 2011, earnings per share were impacted by a tax benefit that the Company recognized during preparation of its 2010 income tax returns. In connection with the special dividend paid by our Swiss operating company, THE, in December 2010, we were able to capture additional foreign tax credits, which resulted in an estimated $0.12 increase in diluted earnings per share.

	December 31,
	2015	2014	2013	2012	2011
	(in millions)
Consolidated Statement of Financial Condition Data
Cash, cash equivalents and short-term investments(1)	$23,105	$17,059	$15,591	$14,526	$12,141
Total assets(2)(3)	$48,734	$43,385	$37,871	$33,200	$30,404
Total liabilities(3)	$43,390	$38,200	$32,779	$28,387	$25,592
Redeemable noncontrolling interests(4)	$0	$0	$0	$0	$5,270
Stockholders' equity (deficit)(4)(5)	$863	$766	$707	$598	$(460)
Noncontrolling interests	$4,481	$4,419	$4,385	$4,215	$2

(1)
Cash, cash equivalents and short-term investments represent cash and cash equivalents, cash and securities segregated under federal and other regulations, short-term investments and securities purchased under agreements to resell.

(2)
As of December 31, 2015, approximately $48.3 billion, or 99.2%, of total assets were considered to be liquid and consisted primarily of cash, marketable securities and collateralized receivables.

(3)
As a result of the Company's acquisition from Holdings of IBG LLC membership interests, the Company received not only an interest in IBG LLC but also, for federal income tax purposes, a step-up to the federal income tax basis of the assets of IBG LLC underlying such additional interest. This increased tax basis is expected to result in tax benefits as a result of increased amortization deductions. The Company will retain 15% of the tax benefits actually realized. As set forth in the tax receivable agreement the Company entered into with Holdings, the Company will pay the remaining 85% of the realized tax benefits relating to any applicable tax year to Holdings. The deferred tax asset was $288 million, $279 million, $295 million, $282 million and $298 million and the corresponding payable to Holdings was $291 million, $277 million, $287 million, $259 million and $272 million as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(4)
Prior to June 6, 2012, the Company reported Holdings' interests in IBG LLC as redeemable noncontrolling interests, at redemption value and separate from equity. Redemption value for these redeemable noncontrolling interests was measured as the number of equivalent shares of IBG LLC member interests owned by Holdings multiplied by the then current market price per share of the Company's common stock. The excess of the redemption value over the book value of these interests, which did not affect net income attributable to common stockholders or cash flows, was required to be accounted for as a reduction of the Company's stockholders' equity in the consolidated statements of financial condition. These fair value adjustments had the effect of decreasing reported stockholders' equity by $1.0 billion as of December 31, 2011. Accordingly, the above condensed consolidated statement of financial condition information is presented as if ASC 810-10 and ASC 480-10-S99 had been applied historically. Subsequent to June 6, 2012, the Company has reported noncontrolling interests attributable to Holdings as a component of the Company's total equity, valued based on Holding's proportionate ownership in IBG LLC.

(5)
In December of 2012, the Company paid a special cash dividend of $1.00 per share to holders of the Company's common stock. The payment of this dividend resulted in a decrease in the Company's stockholders' equity (deficit) balances from prior years.

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

Business Overview

We are an automated global electronic broker and market maker. We custody and service accounts for hedge and mutual funds, registered investment advisers, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders and executing and processing trades in securities, futures and foreign exchange instruments on more than 100 electronic exchanges and market centers around the world. Since our inception in 1977, we have focused on developing proprietary software to automate broker-dealer functions. The proliferation of electronic exchanges in the last 25 years has provided us with the opportunity to integrate our software with an increasing number of exchanges and market centers into one automatically functioning, computerized platform that requires minimal human intervention.

In connection with our IPO priced on May 3, 2007, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC's financial results into its financial statements. Our primary assets are our ownership of approximately 15.7% of the membership interests of IBG LLC, the current holding company for our businesses, and our controlling interest and related contractual rights as the sole managing member of IBG LLC. The remaining approximately 84.3% of IBG LLC membership interests are held by Holdings, a holding company that is owned by our founder, Chairman and Chief Executive Officer, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The IBG LLC membership interests held by Holdings will be subject to purchase by us over time in connection with offerings by us of shares of our common stock.

Business Segments

We report our results in two operating business segments, electronic brokerage and market making. These segments are analyzed separately as these are the two principal business activities from which we derive our revenues and to which we allocate resources.

  •
  Electronic Brokerage.  We conduct our electronic brokerage business through certain IB subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on the technology originally developed for our market making business, IB's systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account. We offer our customers access to all classes of tradable, primarily exchange-listed products, including stocks, bonds, options, futures, forex and mutual funds traded on more than 100 exchanges and market centers in 24 countries and in 23 currencies around the world seamlessly. The emerging complexity of multiple market centers has provided us with the opportunity of building and continuously adapting our order routing software to secure excellent execution prices.

    Our customer base is diverse with respect to geography and segments. Currently, more than half of our customers reside outside the U.S. in over 190 countries. Approximately 64% of our customers' equity is in institutional accounts which include hedge funds, financial advisors, proprietary trading desks, and introducing brokers. We have developed specialized products and services that are successfully attracting these accounts. For examples, we offer prime brokerage services, including capital introduction and securities lending to hedge funds; and our model portfolio technology and automated share allocation and rebalancing tools are particularly attractive to financial advisors. We provide a host of analytical tools such as the Probability LabSM, which allows our customers to analyze option strategies under various market assumptions. The IB Investors' MarketplaceSM allows wealth advisors to search for money managers and assign them to client accounts based on their investment strategy. IB EmployeeTrackSM is widely used by compliance officers of financial institutions to streamline the process of tracking their employees' brokerage activities. Portfolio Builder allows our customers to set up an investment strategy based on research and rankings from top buy-side providers and fundamental data. In addition, RIA Compliance Center provides information to assist advisors with registration and compliance obligations.

  •
  Market Making.  We conduct our market making business primarily through our TH subsidiaries. As one of the largest market makers on many of the world's leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over one million tradable, exchange-listed products. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time. Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, thus minimizing the risk of our portfolio at all times. This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and to be profitable in both up-market and down-market scenarios. In the past several years our market making business has suffered from competitive pressures and along with the rapid increase of our electronic brokerage business, its significance has diminished.

The operating business segments are supported by our corporate segment which provides centralized services and executes our currency diversification strategy.

Business Environment

The operating environment for our brokerage business continued to exhibit positive trends in 2015. Investor uncertainty accompanied a downdraft in the equity markets in the third quarter of 2015, and a period of increased volatility led to a contraction of margin borrowings but higher trading volumes.

We maintained our position as the largest U.S. electronic broker as measured by number of customer revenue trades, which increased 14% over the prior year, driving a 12% increase in commissions and execution fees. New customer account growth continued to gain momentum as total customer accounts increased 18% to 331 thousand in 2015. Institutional customers, such as hedge funds, mutual funds, introducing brokers, proprietary trading groups and financial advisors, comprised approximately 44% of total accounts and approximately 64% of total customer equity at the end of 2015. Our customer base continues to be geographically diversified, as our customers reside in over 190 countries and over 50% of new customers came from outside the U.S. Average equity per account increased by 1%, to $204 thousand as of December 31, 2015.

Customers continued to take advantage of our low margin lending rates, which are tied to benchmark rates, such as the Federal Funds rate in the U.S. In 2015, our customers paid 0.5% to 1.86% for their U.S. dollar margin loans with us. After building steadily for a number of years, customer margin loans increased by only 1% from 2014, as customers responded to the volatile markets by reducing their leverage. In spite of the modest growth in customer margin loans, electronic brokerage net interest income grew 24% in 2015, because average customer credit balances and margin loans for the year were up 18% and 10%, respectively.

Market making segment results increased in 2015 driven by higher market volatility and periods of higher trading activity.

The following is a summary of the key profit drivers that affect our business and how they compared to the prior year:

Global trading volumes.    According to data received from exchanges worldwide, volumes in exchange-listed equity-based options increased by approximately 10% globally and decreased 3% in the U.S. for the year ended December 31, 2015, compared to 2014. During 2015 (2014) we accounted for approximately 7.8% (8.5%) of the exchange-listed equity-based options (including options on ETFs and stock index products) volume traded worldwide and approximately 11.3% (11.2%) of exchange-listed equity-based options volume traded in the U.S. It is important to note that this metric is not directly correlated with our profits. See the tables on pages 59-60 of this Annual Report on Form 10-K for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

Volatility.    Our market making profits are generally correlated with market volatility since we typically maintain an overall long volatility position, which protects us against a severe market dislocation in either direction. Based on the Chicago Board Options Exchange Volatility Index ("VIX®"), the average volatility increased to 16.7 in 2015, an increase of 18% from the average of 14.2 in 2014.

The ratio of actual to implied volatility is also meaningful to our results. Because the cost of hedging our positions is based on implied volatility, while our trading profits are, in part, based on actual market volatility, a higher ratio is generally favorable and a lower ratio generally has a negative effect on our trading gains. This ratio averaged approximately 88% during 2015, compared to an average of 79% in 2014, rising above 100% during the third quarter of 2015 for the first time since the third quarter of 2011.

Currency fluctuations.    As a global electronic broker and market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in proportion to a defined basket of 16 currencies we call the "GLOBAL" in order to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL to the U.S. dollar affects our earnings. The value of the GLOBAL, as measured in U.S. dollars, as of December 31, 2015 declined 5% compared to its value as of December 31, 2014. This decline had a negative impact on our comprehensive earnings in 2015. A discussion of our approach for managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled "Quantitative and Qualitative Disclosures about Market Risk."

Financial Overview

Diluted earnings per share were $0.78 for the year ended December 31, 2015 ("current year"), compared to diluted earnings per share of $0.77 for the year ended December 31, 2014 ("prior year"). The calculation of diluted earnings per share is detailed in Note 4 to the audited consolidated financial statements, in Part II, Item 8 of this Annual Report on Form 10-K.

On a comprehensive basis, which includes other comprehensive income ("OCI"), diluted earnings per share were $0.62 for the current year, compared to diluted earnings per share of $0.51 for the prior year.

In connection with our currency diversification strategy, we have determined to base our net worth in GLOBALs, a basket of 16 major currencies in which we hold our equity. As a result, as of December 31, 2015, approximately 57% of our equity was denominated in currencies other than U.S. dollar. In the current year, our currency diversification strategy decreased our comprehensive earnings by $269 million ($293 million in the prior year), as the U.S. dollar value of the GLOBAL decreased by approximately 5%. The effects of our currency diversification strategy are reported as (1) a component of other income in the consolidated statement of comprehensive income and (2) OCI in the consolidated statement of financial condition and the consolidated statement of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

Consolidated:    For the current year, our net revenues were $1,189 million and income before income taxes was $458 million, compared to net revenues of $1,043 million and income before income taxes of $506 million in the prior year. The decrease in income before income taxes was mainly driven by customer bad debt expenses, which increased $143 million primarily driven by the Swiss franc event described below; employee compensation and benefits expenses, which increased 11%; and execution and clearing expenses, which increased 9%; partially offset by net interest income, which increased 24%; and commission and execution fees, which increased 12%, in the current year. Our pre-tax profit margin was 39% for the current year and 49% for the prior year.

Electronic Brokerage:    For the current year, income before income taxes in our electronic brokerage segment decreased $53 million, or 9%, compared to the prior year, mainly driven by customer bad debt expenses, which increased $143 million primarily driven by the Swiss franc event described below. Net revenues increased 15%, mainly due to higher commissions and execution fees, which increased 13%, on higher customer trade volumes, and higher net interest income, which increased 24%, driven by higher average customer margin borrowings and higher customer cash balances. Pre-tax profit margin was 49% for the current year and 62% for the prior year. Customer accounts grew 18% and customer equity increased 19% from the prior year. Total Daily Average Revenue Trades ("DARTs") for cleared and execution-only customers, for the current year, increased 14% to 647 thousand, compared to 566 thousand in the prior year.

Sudden Move in the Value of the Swiss Franc

On January 15, 2015, due to the sudden move in the value of the Swiss Franc that followed an unprecedented action by the Swiss National Bank, which removed a previously instituted and repeatedly confirmed cap of the currency relative to the Euro, several of our customers who held currency futures and spot positions suffered losses in excess of their deposits with us. We took immediate action to hedge its exposure to the foreign currency receivables from these customers. During the current year, we incurred losses, net of hedging activity and debt collection efforts, of $119 million. We continue to actively pursue collection of the debts. The ultimate effect of this incident on our results will depend upon the outcome of our debt collection efforts.

Market Making:    For the current year, income before income taxes in our market making segment increased $16 million, or 14%, compared to the prior year, as trading gains were favorably impacted by higher volatility levels and periods of higher trading activity. Pre-tax profit margin was 44% for the current year and 40% for the prior year.

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

The following two tables present net revenues and income before income taxes for each of our business segments for the periods indicated.

Net revenues of each of our segments and our total net revenues are summarized below:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Electronic brokerage	$1,097	$952	$819
Market making	298	284	361
Corporate(1)	(206)	(193)	(104)

Total	$1,189	$1,043	$1,076

(1)
The corporate segment includes corporate related activities, inter-segment eliminations and gains and losses on positions held as part of our overall currency diversification strategy.

Income before income taxes of each of our segments and our total income before income taxes are summarized below:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Electronic brokerage	$536	$589	$396
Market making	130	114	159
Corporate(1)	(208)	(197)	(104)

Total	$458	$506	$451

(1)
The corporate segment includes corporate related activities, inter-segment eliminations and gains and losses on positions held as part of our overall currency diversification strategy.

Net Revenues

Trading Gains

Trading gains are generated in the normal course of our market making business. Trading revenues are, in general, proportional to the trading activity in the markets. Our revenue base is highly diversified and comprised of millions of relatively small individual trades of various financial products traded on electronic exchanges, primarily in stocks, options and futures. Trading gains accounted for approximately 23%, 25% and 31% of our total net revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Our trading gains are geographically diversified. In 2015, 2014 and 2013, we generated 59%, 24% and 41%, respectively, of our trading gains from operations conducted internationally.

Commissions and Execution Fees

We earn commissions and execution fees from our cleared customers for whom we act as an executing and clearing broker and from our non-cleared customers for whom we act as an execution-only broker. We have a commission structure that allows customers to choose between an all-inclusive "bundled" rate or an "unbundled" rate that offers lower commissions for high volume customers. For "unbundled" commissions, we charge regulatory and exchange fees, at our cost, separately from our commissions, adding transparency to our fee structure. Commissions and execution fees accounted for 52%, 53% and 47% of our total net revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

Our commissions and execution fees are geographically diversified. In 2015, 2014 and 2013 we generated 26%, 25% and 26%, respectively, of commissions and execution fees from operations conducted internationally.

Interest Income and Interest Expense

We earn interest on customer funds segregated in safekeeping accounts; on customer borrowings on margin, secured by marketable securities these customers hold with us; from our investment in U.S. and foreign government securities; from borrowing and lending securities in the general course of our market making and brokerage activities; and on deposits with banks. Interest income accounted for 41%, 40% and 28% of our total net revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Interest income is partially offset by interest expense.

We pay interest on cash balances customers hold with us; for borrowing and lending securities in the general course of our market making and brokerage activities; and on our borrowings. Interest expense accounted for 6%, 7% and 5% of our total net revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

We have automated and integrated our securities lending system with our trading system. As a result, we have been able to tailor our securities lending activity to produce more optimal results when taken together with trading gains (see description under "Trading Gains" above).

Net interest income accounted for approximately 36%, 33% and 23% of our total net revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

Other Income

The largest component of other income is foreign currency gains and losses from our currency diversification strategy. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled "Quantitative and Qualitative Disclosures about Market Risk."

Other income also consists of market data fee income, payments for order flow income, minimum activity fee, risk exposure fee income, and gains and losses on financial instruments at fair value and other financial instruments that are not held for our market making operations. Other income (loss) accounted for approximately –10%, –11% and –1% of our total net revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

Costs and Expenses

Execution and Clearing Expenses

Execution and clearing expenses include the costs of executing and clearing our market making and electronic brokerage trades, as well as other direct expenses, including regulatory fees, market data fees and payments for order flow. Execution fees are paid primarily to electronic exchanges and market centers on which we trade. Clearing fees are paid to clearing houses and clearing agents. Market data fees are paid to third parties to receive streaming price quotes and related information. Payments for order flow are paid as part of exchange-mandated programs and to otherwise attract order volume to our system.

Employee Compensation and Benefits

Employee compensation and benefits include salaries, bonuses and other incentive compensation plans, group insurance, contributions to benefit programs and other related employee costs.

Occupancy, Depreciation and Amortization

Occupancy expenses consist primarily of rental payments on office and data center leases and related occupancy costs, such as utilities. Depreciation and amortization expenses result from the depreciation of fixed assets, such as computing and communications hardware, as well as amortization of leasehold improvements, capitalized in-house software development and acquired intangible assets.

Communications

Communications expenses consist primarily of the cost of voice and data telecommunications lines supporting our business, including connectivity to exchanges around the world.

General and Administrative and Customer Bad Debt

General and administrative expenses consist primarily of professional services expenses, such as legal and audit work, and other operating expenses such as advertising and exchange membership lease expenses. Customer bad debt expenses consist primarily of losses incurred by customers in excess of their assets with us, net of amounts recovered by us.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Noncontrolling Interest

We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and consolidate IBG LLC's financial results into our financial statements. As of December 31, 2015, we held approximately 15.7% ownership interest in IBG LLC. Holdings is owned by the original members of IBG LLC and holds approximately 84.3% ownership interest in IBG LLC. We reflect Holdings' ownership as a noncontrolling interest in our consolidated statement of financial condition, consolidated statement of comprehensive income, consolidated statement of changes in equity and consolidated statement of cash flows. Our share of IBG LLC's net income, excluding Holdings' noncontrolling interest, for the current year was approximately 15.1%, compared to approximately 14% for the prior year.

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

	Year Ended December 31,
	2015	2014	2013
	(in millions, except share and per share data)
Revenues
Trading gains	$269	$261	$331
Commissions and execution fees	617	549	502
Interest income	492	416	304
Other income (loss)	(122)	(111)	(9)

Total revenues	1,256	1,115	1,128
Interest expense	67	72	52

Total net revenues	1,189	1,043	1,076

Non-interest expenses
Execution and clearing	231	212	243
Employee compensation and benefits	227	205	205
Occupancy, depreciation and amortization	44	39	39
Communications	25	24	23
General and administrative	58	54	48
Customer bad debt	146	3	67

Total non-interest expenses	731	537	625

Income before income taxes	458	506	451
Income tax expense	43	47	33

Net income	415	459	418
Less net income attributable to noncontrolling interests	366	414	381

Net income available for common stockholders	$49	$45	$37

Earnings per share
Basic	$0.80	$0.79	$0.74

Diluted	$0.78	$0.77	$0.73

Weighted average common shares outstanding
Basic	61,043,071	56,492,381	49,742,428

Diluted	62,509,796	57,709,668	50,924,736

Comprehensive income
Net income available for common stockholders	$49	$45	$37

Other comprehensive income
Cumulative translation adjustment, before income taxes	(10)	(15)	(3)
Income taxes related to items of other comprehensive income	0	0	0

Other comprehensive income (loss), net of tax	(10)	(15)	(3)

Comprehensive income available for common stockholders	$39	$30	$34

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$366	$414	$381
Other comprehensive income (loss)—cumulative translation adjustment	(53)	(92)	(25)

Comprehensive income attributable to noncontrolling interests	$313	$322	$356

The following table sets forth our consolidated results of operations as a percent of our total net revenues for the indicated periods:

	Year Ended December 31,
	2015	2014	2013
Revenues
Trading gains	23%	25%	31%
Commissions and execution fees	52%	53%	47%
Interest income	41%	40%	28%
Other income (loss)	–10%	–11%	–1%

Total revenues	106%	107%	105%
Interest expense	6%	7%	5%

Total net revenues	100%	100%	100%

Non-interest expenses
Execution and clearing	19%	20%	23%
Employee compensation and benefits	19%	20%	19%
Occupancy, depreciation and amortization	4%	4%	4%
Communications	2%	2%	2%
General and administrative	5%	5%	5%
Customer bad debt	12%	0%	6%

Total non-interest expenses	61%	52%	58%

Income before income taxes	39%	49%	42%
Income tax expense	4%	5%	3%
Net Income	35%	44%	39%
Less net income attributable to noncontrolling interests	31%	40%	35%

Net income available for common stockholders	4%	4%	4%

Year Ended December 31, 2015 ("current year") compared to the Year Ended December 31, 2014 ("prior year")

Net Revenues

Total net revenues, for the current year, increased $146 million, or 14%, to $1,189 million, compared to the prior year. The increase in net revenues was primarily due to higher commissions and execution fees and net interest income. Trading volume is an important driver of revenues and costs for both our electronic brokerage and market making segments. During the current year, our futures contract and stock share volumes increased 14% and 12%, respectively, while options contract volume remained unchanged, compared to the prior year.

Trading Gains

Trading gains, for the current year, increased $8 million, or 3%, to $269 million, compared to the prior year. As market makers, we provide liquidity by buying from sellers and selling to buyers. During the current year, our market making operations executed 65.9 million trades, an increase of 2% compared to the number of trades executed in the prior year. Market making stock share volume increased 28%, while options and futures contract volumes decreased 3% and 4%, respectively, compared to the prior year.

Trading gains were favorably impacted by higher volatility levels and periods of higher trading activity. The VIX®, which measures perceived U.S. equity market volatility, increased 18% to an average of 16.7 for the current year, compared to an average of 14.2 for the prior year. The ratio of actual to implied volatility increased to an average of 88% for the current year, compared to an average of 79% for the prior year.

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

Commissions and Execution Fees

Commissions and execution fees, for the current year, increased $68 million, or 12%, to $617 million, compared to the prior year, driven by continued customer account growth and increased customer trading activity, but moderated by lower average commission per customer order. Cleared customer options and futures contract volumes and stock share volume increased 8%, 17% and 12%, respectively, from the prior year. Total DARTs for cleared and execution-only customers, for the current year, increased 14% to 647 thousand, compared to 566 thousand during the prior year. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current year, increased 14% to 589 thousand, compared to 515 thousand for the prior year. Average commission per DART for cleared customers, for the current year, decreased by 2% to $4.07, compared to $4.16 for the prior year.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current year, increased $81 million, or 24%, to $425 million, compared to the prior year. The increase in net interest income was driven by higher average customer margin borrowings, higher average customer cash balances which were invested in interest-bearing instruments (e.g., U.S. government securities), and higher net fees earned from securities lending transactions.

Net interest income on customer balances, for the current year, increased $66 million, compared to the prior year, driven by a $5.0 billion increase in average customer cash balances, which were invested in interest-bearing instruments (e.g., U.S. government securities), and a $1.6 billion increase in average customer margin borrowings. In addition, the average Fed Funds effective rate increased by approximately four basis points to 0.13% for the current year, compared to the prior year.

We earn fees on securities loaned and borrowed to support customer long and short stock holdings in margin accounts. In addition, our Stock Yield Enhancement Program provides an opportunity for customers with fully-paid stock to allow us to lend it out. In exchange for lending out their stock, our customers receive generally 50% of the stock loan fees. We place cash collateral securing the loans in the customer's account.

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

In the current year, average securities borrowed increased by 10%, to $3.5 billion and average securities loaned increased by 2%, to $3.0 billion, compared to the prior year. Net interest earned from securities lending is also affected by the level of demand for securities positions in our market making business and held by our customers. During the current year, net fees earned by our electronic brokerage and market making segments from securities lending transactions increased $16 million, or 12%, compared to the prior year. The majority of the increase in net interest income from securities lending transactions was attributable to the electronic brokerage segment.

Other Income

Other income, for the current year, decreased $11 million, or 10%, to a loss of $122 million, compared to the prior year, mainly driven by $21 million higher losses on our currency diversification strategy and $36 million higher mark-to-market losses on U.S. government securities, partially offset by $15 million higher risk exposure fee income and an $18 million gain from our hedging activities to offset our losses related to the Swiss franc event. In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled "Quantitative and Qualitative Disclosures about Market Risk."

Non-Interest Expenses

Non-interest expenses, for the current year, increased $194 million, or 36%, to $731 million, compared to the prior year, mainly due to higher customer bad debt expense due to the Swiss franc event, execution and clearing expenses, and employee compensation and benefits expenses. As a percentage of total net revenues, non-interest expenses were 61% for the current year and 51% for the prior year.

Execution and Clearing

Execution and clearing expenses, for the current year, increased $19 million, or 9%, to $231 million, compared to the prior year, driven by higher trading volumes in options, futures and stocks in the electronic brokerage segment and higher trading volumes in stocks in the market making segment.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current year, increased $22 million, or 11%, to $227 million, compared to the prior year, mainly due to a 13% increase in the number of employees to 1,087, compared to 960 for the prior year. Approximately 15% of the increase in the number of employees was due to the acquisition of Covestor, an online investment marketplace, during the second quarter of the current year. Within the operating business segments, we continued to add staff in electronic brokerage and reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 19% for the current year and 20% for the prior year.

Occupancy, Depreciation and Amortization

Occupancy, depreciation and amortization expenses, for the current year, increased $5 million, or 13%, to $44 million, compared to the prior year, mainly due to higher amortization expenses as a result of acquired intangible assets during the current year. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 4% for both the current year and the prior year.

Communications

Communications expenses, for the current year, increased $1 million, or 4%, to $25 million, compared to the prior year. As a percentage of total net revenues, communications expenses were 2% for both the current year and the prior year.

General and Administrative

General and administrative expenses, for the current year, increased $4 million, or 7%, to $58 million, compared to the prior year, mainly due to higher advertising expenses. As a percentage of total net revenues, general and administrative expenses were 5% for both the current year and the prior year.

Customer Bad Debt

Customer bad debt expense, for the current year, increased $143 million, to $146 million, compared to the prior year, primarily due to unsecured customer losses of $137 million caused by the sudden move in the value of the Swiss franc, as described above in the "Financial Overview" section, and $7 million caused by the market volatility in the late-August period.

Income Tax Expense

Income tax expense, for the current year, decreased $4 million, or 9%, to $43 million, compared to the prior year, as income before taxes decreased $48 million, or 9%, during the same period.

Our operating results, for the current year, excluding the effects of our currency diversification strategy and the Swiss franc related customer losses, compared to the prior year were as follows: net revenues were $1,377 million, up 10%; non-interest expenses were $594 million, up 11%; income before income taxes was $783 million, up 10%; and pre-tax profit margin was 57% for both the current year and the prior year.

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Net Revenues

Total net revenues, in 2014, decreased $33 million, or 3%, to $1,043 million, compared to 2013. The decrease in net revenues was primarily due to lower trading gains and higher losses on our currency diversification strategy, partially offset by increases in net interest income and commissions and execution fees. Trading volume is an important driver of revenues and costs for both our electronic brokerage and market making segments. In 2014, our options contract volume decreased 4%, while futures contract and stock share volumes increased 1% and 61%, respectively, compared to 2013.

Trading Gains

Trading gains, in 2014, decreased $70 million, or 21%, to $261 million, compared to 2013. As market makers, we provide liquidity by buying from sellers and selling to buyers. In 2014, our market making operations executed 64.5 million trades, a decrease of 1% compared to the number of trades executed in 2013. Market making options and futures contract and stock share volumes decreased 15%, 14% and 6%, respectively, compared to 2013.

Trading gains were negatively impacted by a market making environment with intense competition and low volatility levels. The VIX®, which measures perceived U.S. equity market volatility, remained unchanged at an average of 14.2 in 2014, compared to 2013. The ratio of actual to implied volatility was up slightly to an average of 79% in 2014, compared to an average of 77% in 2013. An approximate $16 million loss due to a trading error in the third quarter of 2014, also negatively impacted trading gains.

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

Commissions and Execution Fees

Commissions and execution fees, in 2014, increased $47 million, or 9%, to $549 million, compared to 2013, driven by continued customer account growth and increased customer trading activity, but moderated by lower commissions per customer order. Cleared customer options and futures contract volumes and stock share volume increased 25%, 4% and 74%, respectively, from 2013. Total DARTs for cleared and execution-only customers, in 2014, increased 16% to 566 thousand, compared to 486 thousand in 2013. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, in 2014, increased 17% to 515 thousand, compared to 441 thousand in 2013. Average commission per DART for cleared customers, in 2014, decreased by 6% to $4.16, compared to $4.41 in 2013.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), in 2014, increased $92 million, or 37%, to $344 million, compared to 2013. The increase in net interest income was driven by higher average customer margin borrowings, higher average customer cash balances which were invested in interest-bearing instruments (e.g., U.S. government securities), and higher net fees earned from securities lending transactions.

Net interest income on customer balances, in 2014, increased $43 million, compared to 2013, driven by a $4.7 billion increase in average customer cash balances, which were invested in mainly interest-bearing instruments (e.g., U.S. government securities), and a $4.3 billion increase in average customer margin borrowings, but moderated by a lower average Fed Funds effective rate, which decreased by approximately two basis points to 0.09% in 2014, compared to 2013.

We earn fees on securities loaned and borrowed to support customer long and short stock holdings in margin accounts. In addition, our Stock Yield Enhancement Program provides an opportunity for customers with fully-paid stock to allow us to lend it out. In exchange for lending out their stock, our customers receive generally 50% of the stock loan fees. We place cash collateral securing the loans in the customer's account.

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

In 2014, average securities borrowed decreased by 8%, to $3.2 billion, and average securities loaned increased by 34%, to $2.9 billion, compared to 2013. Net interest earned from securities lending is also affected by the level of demand for securities positions in our market making business and held by our customers. In 2014, net fees earned by our electronic brokerage and market making segments from securities lending transactions increased $47 million, or 49%, compared to 2013. The majority of the increase in net interest from securities lending transactions was attributable to the electronic brokerage segment.

Other Income

Other income, in 2014, decreased $102 million, to a loss of $111 million, compared to 2013, mainly driven by $94 million higher losses on our currency diversification strategy, lower market data fee income, higher losses on other investments and lower dividend income from investments; partially offset by higher risk exposure fee income. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled "Quantitative and Qualitative Disclosures about Market Risk."

Non-Interest Expenses

Non-interest expenses, in 2014, decreased $88 million, or 14%, to $537 million, compared to 2013, mainly due to lower execution and clearing fees and general and administrative expenses. As a percentage of total net revenues, non-interest expenses were 51% for 2014 and 58% for 2013.

Execution and Clearing

Execution and clearing expenses, in 2014, decreased $31 million, or 13%, to $212 million, compared to 2013, driven by lower overall trading volumes in options and an increase in our executions on exchanges and ECN's with make-or-take revenue models, under which we are paid for providing liquidity.

Employee Compensation and Benefits

Employee compensation and benefits expenses, in 2014 were $205 million, unchanged from 2013. The number of employees increased 9% to 960 in 2014, compared to 880 in 2013, resulting in higher compensation expense, which was offset by lower benefits expense. Within the operating segments, we continued to add staff in electronic brokerage and reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 20% for 2014 and 19% for 2013.

Occupancy, Depreciation and Amortization

Occupancy, depreciation and amortization expenses, in 2014 and 2013, were $39 million. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 4% for both 2014 and 2013.

Communications

Communications expenses, in 2014, increased $1 million, or 4%, to $24 million, compared to 2013. As a percentage of total net revenues, communications expenses were 2% for both 2014 and 2013.

General and Administrative

General and administrative expenses, in 2014, increased $6 million, or 13%, to $54 million, compared to 2013, mainly due to higher advertising and professional services expenses. As a percentage of total net revenues, general and administrative expenses were 5% for both 2014 and 2013.

Customer bad debt

Customer bad debt expense, in 2014, decreased $64 million, to $3 million, compared to 2013, mainly due to the non-recurrence of customer bad debt recognized in 2013 related to the Singapore stock issue discussed below.

In October 2013, a small number of our brokerage customers had taken relatively large positions in four securities listed on the Singapore Exchange. In early October 2013, within a very short timeframe, these securities lost over 90% of their value. The customer accounts were margined and fell into deficits totaling $64 million prior to the time we took possession of their securities positions.

Income Tax Expense

Income tax expense, in 2014, increased $14 million, or 42%, to $47 million, compared to 2013, while income before taxes increased $55 million, or 12%, during the same period. The increase in income tax expense is due to additional amortization of the deferred tax asset arising from the step-up in tax basis of our interests in IBG LLC, as a result of the 2013 and 2014 membership interest redemptions from Holdings. In addition, in 2013, we recognized greater tax benefits related to prior years, than in 2014.

Supplemental Information

The following tables present historical trading volumes for our business. However, volumes are not the only drivers in our business.

TRADE VOLUMES:
(in 000's, except %)

Period	Market Making Trades	% Change	Brokerage Cleared Trades	% Change	Brokerage Non Cleared Trades	% Change	Total Trades	% Change	Avg. Trades per U.S. Trading Day
2011	63,602		160,567		19,187		243,356		968
2012	60,421	(5)%	150,000	(7)%	16,118	(16)%	226,540	(7)%	904
2013	65,320	8%	173,849	16%	18,489	15%	257,658	14%	1,029
2014	64,530	(1)%	206,759	19%	18,055	(2)%	289,344	12%	1,155
2015	65,937	2%	242,846	17%	18,769	4%	327,553	13%	1,305

CONTRACT AND SHARE VOLUMES:
(in 000's, except %)

TOTAL

Period	Options (contracts)	% Change	Futures (contracts)	% Change	Stocks (shares)	% Change
2011	789,370		106,640		77,730,974
2012	698,140	(12)%	98,801	(7)%	65,872,960	(15)%
2013	659,673	(6)%	121,776	23%	95,479,739	45%
2014	631,265	(4)%	123,048	1%	153,613,174	61%
2015	634,388	0%	140,668	14%	172,742,520	12%

Notes:

(1)
Futures contract volume includes options on futures

MARKET MAKING

Period	Options (contracts)	% Change	Futures (contracts)	% Change	Stocks (shares)	% Change
2011	503,053		15,519		11,788,769
2012	457,384	(9)%	12,660	(18)%	9,339,465	(21)%
2013	404,490	(12)%	18,184	44%	12,849,729	38%
2014	344,741	(15)%	15,668	(14)%	12,025,822	(6)%
2015	335,406	(3)%	14,975	(4)%	15,376,076	28%

BROKERAGE TOTAL

Period	Options (contracts)	% Change	Futures (contracts)	% Change	Stocks (shares)	% Change
2011	286,317		91,121		65,942,205
2012	240,756	(16)%	86,141	(5)%	56,533,495	(14)%
2013	255,183	6%	103,592	20%	82,630,010	46%
2014	286,524	12%	107,380	4%	141,587,352	71%
2015	298,982	4%	125,693	17%	157,366,444	11%

BROKERAGE CLEARED

Period	Options (contracts)	% Change	Futures (contracts)	% Change	Stocks (shares)	% Change
2011	145,993		89,610		63,098,072
2012	144,539	(1)%	84,794	(5)%	54,371,351	(14)%
2013	180,660	25%	101,732	20%	78,829,785	45%
2014	225,662	25%	106,074	4%	137,153,132	74%
2015	244,356	8%	124,206	17%	153,443,988	12%

Notes:

(1)
Futures contract volume includes options on futures

BROKERAGE STATISTICS:
(in 000's, except % and where noted)

	4Q2015	4Q2014	% Change
Total Accounts	331	281	18%
Customer Equity (in billions)*	$67.4	$56.7	19%
Cleared DARTs	582	564	3%
Total Customer DARTs	641	619	4%
Cleared Customers (in $'s, except DART per account)
Commission per DART	$3.81	$4.28	(11)%
DART per Avg. Account (Annualized)	447	511	(13)%
Net Revenue per Avg. Account (Annualized)**	$3,239	$3,622	(11)%

*
Excludes non-customers.

**
The calculation has been revised to exclude components of other income that are not direct revenues from customers. Prior period amounts have been recalculated to conform to the current methodology.

Business Segments

The following sections discuss the results of our operations by business segment, excluding a discussion of corporate segment income and expense. In the following tables, revenues and expenses directly associated with each business segment are included in determining income before income taxes. Due to the integrated nature of the business segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between business segments generally result from one subsidiary facilitating the business of another subsidiary through the use of its existing trading memberships and clearing arrangements. In such cases, certain revenue and expense items are eliminated to accurately reflect the external business conducted in each business segment. Rates on transactions between business segments are designed to approximate full costs. In addition to execution and clearing expenses, which are the main cost driver for both the market making and the electronic brokerage segments, each business segment's operating expenses include: (i) employee compensation and benefits expenses that are incurred directly in support of each business segment, (ii) general and administrative expenses, which include directly incurred expenses for property leases, professional fees, travel and entertainment, communications and information services, equipment, and (iii) indirect support costs (including compensation and other related operating expenses) for administrative services provided by IBG LLC. Such administrative services include, but are not limited to, computer software development and support, accounting, tax, legal and facilities management.

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Revenues
Commissions and execution fees	$618	$549	$502
Interest income	431	352	254
Other income	79	81	85

Total revenues	1,128	982	841
Interest expense	31	30	22

Total net revenues	1,097	952	819

Non-interest expenses
Execution and clearing	160	148	159
Employee compensation and benefits	97	80	74
Occupancy, depreciation and amortization	16	11	13
Communications	12	11	10
General and administrative	130	110	100
Customer bad debt	146	3	67

Total non-interest expenses	561	363	423

Income before income taxes	$536	$589	$396

Year Ended December 31, 2015 ("current year") compared to the Year Ended December 31, 2014 ("prior year")

Electronic brokerage total net revenues, for the current year, increased $145 million, or 15%, to $1,097 million, compared to the prior year, primarily due to higher commission and execution fees and net interest income.

Commissions and execution fees, for the current year, increased $69 million, or 13%, to $618 million, compared to the prior year, driven by continued customer account growth and increased customer trading activity, but moderated by lower average commission per customer order. Cleared customer options and futures contract volumes and stock share volume increased 8%, 17% and 12%, respectively, from the prior year. Total DARTs for cleared and execution-only customers, for the current year, increased 14% to 647 thousand, compared to 566 thousand during the prior year. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current year, increased 14% to 589 thousand, compared to 515 thousand for the prior year. Average commission per DART for cleared customers, for the current year, decreased by 2% to $4.07, compared to $4.16 for the prior year.

Net interest income, for the current year, increased $78 million, or 24%, to $400 million, compared to the prior year. The increase in net interest income was attributable to higher net customer interest of $66 million, driven by a $5.0 billion increase in average customer cash balances, which were invested in interest-bearing instruments (e.g., U.S. government securities), and a $1.6 billion increase in average customer margin borrowings, and higher net fees from securities lending transactions of $14 million. In addition, the average Fed Funds effective rate increased by approximately four basis points to 0.13% for the current year, compared to the prior year.

Other income, for the current year, decreased $2 million, or 2%, to $79 million, compared to the prior year, mainly due to $36 million higher mark-to-market losses on U.S. government securities, largely offset by $15 million higher risk exposure fee income and an $18 million gain from our hedging activities to offset our losses related to the Swiss franc event. In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity.

Non-interest expenses, for the current year, increased $198 million, or 55%, to $561 million, compared to the prior year, mainly due to $137 million bad debt expense as a result of the sudden move in the value of the Swiss franc as described above in the "Financial Overview" section, and $7 million bad debt expense caused by the market volatility in the late-August period. Within non-interest expenses, execution and clearing expenses increased $12 million, or 8%, due to higher trading volume across all product classes. Employee compensation and benefits expenses increased $17 million, or 21%, due to a 13% increase in the average number of employees. General and administrative expenses increased $20 million, or 18%, primarily due to higher administrative, consulting and advertising expenses. As a percentage of total net revenues, non-interest expenses were 51% for the current year and 38% for the prior year.

Income before income taxes, for the current year, decreased $53 million, or 9%, to $536 million, compared to the prior year. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 49% for the current year and 62% for the prior year.

Electronic brokerage segment's operating results, for the current year, excluding the effects of the Swiss franc related customer losses, compared to the prior year were as follows: net revenues were $1,079 million, up 13%; non-interest expenses were $424 million, up 17%; income before income taxes was $655 million, up 11%; and pre-tax profit margin was 61% for the current year and 62% for the prior year.

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Electronic brokerage total net revenues, in 2014, increased $133 million, or 16%, to $952 million, compared to 2013, primarily due to higher net interest income and commission and execution fees.

Commissions and execution fees, in 2014, increased $47 million, or 9%, to $549 million, compared to 2013, driven by continued customer account growth and increased customer trading activity, but moderated by lower commissions per customer order. Cleared customer options and futures contract volumes and stock share volume increased 25%, 4% and 74%, respectively, from 2013. Total DARTs for cleared and execution-only customers, in 2014, increased 16% to 566 thousand, compared to 486 thousand in 2013. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, in 2014, increased 17% to 515 thousand, compared to 441 thousand in 2013. Average commission per DART for cleared customers, in 2014, decreased by 6% to $4.16, compared to $4.41 in 2013.

Net interest income, in 2014, increased $90 million, or 39%, to $322 million, compared to 2013. The increase in net interest income was attributable to higher net customer interest of $43 million, driven by a $4.7 billion increase in average customer cash balances, which were invested in mainly interest-bearing instruments (e.g., U.S. government securities) and a $4.3 billion increase in average customer margin borrowings, and higher net fees from securities lending transactions of $46 million. The increase in net interest income was moderated by a lower average Fed Funds effective rate, which decreased by approximately two basis points to 0.09% in 2014, compared to 2013.

Non-interest expenses, in 2014, decreased $60 million, or 14%, to $363 million, compared to 2013, mainly due to lower customer bad debt expense, which decreased as a result of the non-recurrence of a $64 million bad debt expense recorded in 2013 related to the Singapore stock issue discussed above. Within non-interest expenses, execution and clearing expenses decreased $11 million, or 7%, due to continued price competition between U.S. stock and options exchanges. Employee compensation and benefits expenses increased $6 million, or 8%, due to an 11% increase in the average number of employees. General and administrative expenses increased $10 million, or 10%, primarily due to higher professional services and other administrative expenses. As a percentage of total net revenues, non-interest expenses were 38% in 2014 and 52% in 2013.

Income before income taxes, in 2014, increased $193 million, or 49%, to $589 million, compared to 2013. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 62% in 2014 and 48% in 2013.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Revenues
Trading gains	$269	$261	$332
Interest income	62	65	51
Other income	10	2	7

Total revenues	341	328	390
Interest expense	43	44	29

Total net revenues	298	284	361

Non-interest expenses
Execution and clearing	72	64	84
Employee compensation and benefits	38	41	46
Occupancy, depreciation and amortization	4	6	6
Communications	10	9	9
General and administrative	44	50	57

Total non-interest expenses	168	170	202

Income before income taxes	$130	$114	$159

Year Ended December 31, 2015 ("current year") compared to the Year Ended December 31, 2014 ("prior year")

Market making total net revenues, for the current year, increased $14 million, or 5%, to $298 million, compared to the prior year, primarily due to higher trading gains and other income as a result of higher dividend income received from other investments.

Trading gains, for the current year, increased $8 million, or 3%, to $269 million, compared to the prior year. Trading gains were favorably impacted by higher volatility levels and periods of higher trading activity. The VIX®, which measures perceived U.S. equity market volatility, increased 18% to an average of 16.7 for the current year, compared to an average of 14.2 for the prior year. The ratio of actual to implied volatility increased to an average of 88% for the current year, compared to an average of 79% for the prior year. Stock share volume increased 28%, while options and futures contract volumes decreased 3% and 4%, respectively, compared to the prior year.

Net interest income, for the current year, decreased $2 million, or 10%, to $19 million, compared to the prior year. As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets. In the current year, these factors, together with a reduction in interest earned on deposits with banks, produced less net interest income than in the prior year.

Non-interest expenses, for the current year, decreased $2 million, or 1%, to $168 million, compared to the prior year. The decrease was primarily due to a $6 million decrease in general and administrative expenses driven by lower administrative and consulting fees, primarily for internal software development, and a $3 million decrease in employee compensation and benefits expenses as reductions in staff in the market making segment continued; partially offset by an $8 million increase in execution and clearing driven by higher trading volumes. As a percentage of total net revenues, non-interest expenses were 56% for the current year and 60% for the prior year.

Income before income taxes, for the current year, increased $16 million, or 14%, to $130 million, compared to the prior year. As a percentage of total net revenues for the market making segment, income before income taxes was 44% for the current year and 40% for the prior year.

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Market making total net revenues, in 2014, decreased $77 million, or 21%, to $284 million, compared to 2013, primarily due to lower trading gains.

Trading gains, in 2014, decreased $71 million, or 21%, to $261 million, compared to 2013. Trading gains were negatively impacted by a market making environment with intense competition and low volatility levels. The VIX®, which measures perceived U.S. equity market volatility, remained unchanged at an average of 14.2 in 2014, compared to 2013. The ratio of actual to implied volatility was up slightly to an average of 79% in 2014, compared to an average of 77% in 2013. An approximate $16 million loss due to a trading error in the third quarter of 2014 also negatively impacted trading gains. Options and futures contract and stock share volumes decreased 15%, 14% and 6%, respectively, compared to 2013.

Net interest income, in 2014, decreased by $1 million, or 5%, to $21 million, compared to 2013. As described earlier, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets. In 2014, these factors, together with lower securities lending activity, produced less net interest income than in 2013.

Non-interest expenses, in 2014, decreased $32 million, or 16%, to $170 million, compared to 2013. The decrease was primarily due to a $20 million decrease in execution and clearing fees driven by lower volumes across all product classes; and a $7 million decrease in general and administrative expenses driven by lower administrative and consulting fees, primarily for internal software development. As a percentage of total net revenues, non-interest expenses were 60% for 2014 and 56% for 2013.

Income before income taxes, in 2014, decreased $45 million, or 28%, to $114 million, compared to 2013. As a percentage of total net revenues for the market making segment, income before income taxes was 40% for 2014 and 44% for 2013.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of investments of customer funds, collateralized receivables arising from customer-related and proprietary securities transactions, and exchange-listed marketable securities, which are marked-to-market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed, and, to a lesser extent receivables from clearing houses for settlement of securities transactions, and securities purchased under agreements to resell. As of December 31, 2015, total assets were $48.7 billion of which approximately $48.3 billion, or 99.2% were considered liquid.

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

Liability balances, as of December 31, 2015, in connection with our short-term borrowings, securities loaned and payables to customers were lower than their respective average monthly balances during the year ended December 31, 2015. Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings will be adequate to meet our future liquidity needs for more than the next twelve months.

Cash and cash equivalents held by our non-U.S. operating companies as of December 31, 2015 were $382 million ($440 million as of December 31, 2014). These funds are primarily intended to finance each individual operating company's local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. In December 2015, a dividend of $80 million was paid to IBG LLC from a non-U.S. subsidiary. We currently have no intention to repatriate further amounts from non-U.S. operating companies. In the event dividends were to be paid to the Company in the future by a non-U.S. operating company, the Company would be required to accrue and pay income taxes on such dividends to the extent that U.S. income taxes had not been paid previously on the income of the paying company.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 3% to $5.3 billion as of December 31, 2015 from $5.2 billion as of December 31, 2014. This is attributable to total comprehensive income for 2015, offset by distributions and dividends paid during 2015.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net cash provided by operating activities	$725	$417	$140
Net cash provided by (used in) investing activities	(35)	54	(33)
Net cash used in financing activities	(295)	(308)	(248)
Effect of exchange rate changes on cash and cash equivalents	(63)	(107)	(27)

Increase (decrease) in cash and cash equivalents	$332	$56	$(168)

Our cash flows from operating activities are largely a reflection of the size and composition of trading positions held by our market making subsidiaries, and of the changes in customer cash and margin balances in our electronic brokerage business. Our cash flows from investing activities are primarily related to other investments, capitalized internal software development, purchases and sales of memberships at exchanges where we trade, and strategic investments where such investments may enable us to offer better execution alternatives to our current and prospective customers, or create new opportunities for ourselves as market makers or where we can influence exchanges to provide competing products at better prices using sophisticated technology. Our cash flows from financing activities are comprised of short-term borrowings and capital transactions. Short-term borrowings from banks are part of our daily cash management in support of operating activities. Capital transactions consist primarily of the quarterly dividends beginning in June 2011 and continuing through December 2015 paid to common stockholders, and related cash distributions paid to Holdings.

Year Ended December 31, 2015:    Our cash and cash equivalents increased by $332 million to $1,601 million at the end of 2015. We raised $725 million in net cash from operating activities. We used net cash of $330 million in our investing and financing activities, primarily for dividends paid to our common stockholders, distributions to noncontrolling interests and payments made to Holdings under the Tax Receivable Agreement. Under investing activities, purchases and sales of other investments mainly consisted of transactions in marketable securities held for investment purposes.

Year Ended December 31, 2014:    Our cash and cash equivalents increased by $56 million to $1,269 million at the end of 2014. We raised $417 million in net cash from operating activities. We used net cash of $254 million in our investing and financing activities, primarily for dividends paid to our common stockholders, distributions to noncontrolling interests and payments made to Holdings under the Tax Receivable Agreement. Under investing activities, purchases and sales of other investments mainly consisted of transactions in marketable securities held for investment purposes.

Year Ended December 31, 2013:    Our cash and cash equivalents decreased by $168 million to $1,213 million at the end of 2013. We raised $140 million in net cash from operating activities. We used net cash of $33 million in our investing activities to purchase other investments and for capital expenditures. We used $248 million in financing activities, primarily for dividends paid to our common stockholders, distributions to noncontrolling interest and to reduce short-term borrowings.

Regulatory Capital Requirements

Our principal operating subsidiaries are subject to separate regulation and capital requirements in the U.S. and other jurisdictions. IB LLC and TH LLC are registered U.S. broker-dealers and their primary regulators include the SEC, the CFTC, the Chicago Board Options Exchange, the Chicago Mercantile Exchange and FINRA. IB LLC is also a registered U.S. futures commission merchant, as such it is regulated by the NFA. THE is registered to do business in Switzerland as a securities dealer and is regulated by the Swiss Financial Market Supervisory Authority. IBUK is subject to regulation by the U.K. Financial Conduct Authority. Our various other operating subsidiaries are similarly regulated. See the notes to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding our regulated subsidiaries.

As of December 31, 2015, aggregate excess regulatory capital for all of the operating companies was $3.4 billion, and all of the operating companies were in compliance with their respective regulatory capital requirements.

	Net Capital/ Eligible Equity	Requirement	Excess
	(in millions)
IB LLC	$2,367	$259	$2,108
TH LLC	375	1	374
THE	605	180	425
Other regulated Operating Companies	567	35	532

	$3,914	$475	$3,439

Principal Indebtedness

Senior Secured Revolving Credit Facility

On May 17, 2012, IBG LLC entered into a $100 million three-year senior secured revolving credit facility with a syndicate of banks. This credit facility replaced a similar two-year facility that expired on May 18, 2012. On August 8, 2014 IBG LLC elected to terminate this credit facility.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware. These expenditure items are reported as property and equipment. Capital expenditures for property, equipment and intangible assets were approximately $30 million, $19 million and $17 million for the three years ended December 31, 2015, 2014 and 2013, respectively. In the future, we plan meet capital expenditure needs as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. We anticipate that we will fund capital expenditures with cash from operations and cash on hand. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any strategic acquisitions, we may incur additional capital expenditures.

Contractual Obligations Summary

Our contractual obligations principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2015.

	Payments Due by Year
	Total	2016 - 2017	2018 - 2019	Thereafter
	(in millions)
Payable to Holdings under Tax Receivable Agreement(1)	$291	$44	$50	$197
Operating leases	59	25	17	17

Total contractual cash obligations	$350	$69	$67	$214

(1)
As of December 31, 2015, contractual amounts owed under the tax receivable agreement of $291 million have been recorded in payable to affiliate in the consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. Through December 31, 2015, approximately $99 million of cumulative cash payments have been made.

Seasonality

Our businesses are subject to seasonal fluctuations, reflecting varying numbers of market participants at times during the year and varying numbers of trading days from quarter-to-quarter, including declines in trading activity due to holidays. Typical seasonal trends may be superseded by market or world events, which can have a significant impact on prices and trading volume.

Inflation

Although we cannot accurately anticipate the effect of inflation on our operations, we believe that, for the three most recent years, inflation has not had a material impact on our results of operations and will not likely have a material impact in the foreseeable future.

Investments in U.S. government securities

We invest in U.S. government securities for the purpose of satisfying U.S. regulatory requirements. Sudden increases in interest rates will cause mark-to-market losses on these securities which are recovered if we hold them to maturity, as currently intended. The impact of changes in interest rates is further described in ITEM 7A of this Annual Report on Form 10-K entitled "Quantitative and Qualitative Disclosures about Market Risk."

Strategic Investments and Acquisitions

We regularly evaluate potential strategic investments and acquisitions. We hold strategic investments in electronic trading exchanges including: Boston Options Exchange, LLC; OneChicago LLC and CBOE Stock Exchange, LLC.

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own. In May 2015, we completed the acquisition of Covestor, Inc., an online investing marketplace and an investment advisor registered with the SEC. Covestor is a pioneer in the online investing business and the first digital asset management company to offer both active and passive investment options. The acquisition solidifies and expands our position as the leading platform for electronic trading and investing by creating a marketplace that brings investors, wealth managers and money managers together. This acquisition will enable us to further refine our platform to provide a more complete service to "robo-advisor" companies in general.

As of December 31, 2015, there were no definitive agreements with respect to any material acquisition.

Certain Information Concerning Off-Balance-Sheet Arrangements

We may be exposed to a risk of loss not reflected in the consolidated financial statements for futures products, which represent our obligations to settle at contracted prices, which may require us to repurchase or sell in the market at prevailing prices. Accordingly, these transactions result in off-balance sheet risk as our cost to liquidate such futures contracts may exceed the amounts reported in our consolidated statements of financial condition.

Critical Accounting Policies

Principles of Consolidation, including Noncontrolling Interests

The consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries. As sole managing member of IBG LLC, we exert control over the Group's operations. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") ASC Topic 810, "Consolidation", we consolidate the Group's consolidated financial statements and record as noncontrolling interest the interests in the Group that we do not own.

We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and as such, consolidate IBG LLC's financial results into our financial statements. We hold approximately 15.7% ownership interest in IBG LLC. Holdings is owned by the original members of IBG LLC and holds approximately 84.3% ownership interest in IBG LLC. Our current share of IBG LLC's net income is approximately 15.7%.

Our policy is to consolidate all other entities in which we own more than 50% unless we do not have control. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and accompanying notes. These estimates and assumptions are based on judgment and the best available information at the time. Therefore, actual results could differ materially from those estimates. Such estimates include the allowance for doubtful accounts, valuation of certain investments, compensation accruals, current and deferred income taxes, and contingency reserves.

Valuation of Financial Instruments

Due to the nature of our operations, substantially all of our financial instrument assets, comprised of financial instruments owned, securities purchased under agreements to resell, securities borrowed, receivable from customers, and receivables from brokers, dealers and clearing organizations are carried at fair value based on published market prices and are marked to market daily, or are assets which are short-term in nature and are reported at amounts that approximate fair value. Similarly, all of our financial instrument liabilities that arise from financial instruments sold but not yet purchased, securities sold under agreements to repurchase, securities loaned, payables to customers, and payables to brokers, dealers and clearing organizations are carried at fair value based on published market prices and are marked to market daily, or are liabilities which are short-term in nature and are reported at amounts that approximate fair value. Our long and short positions are mainly valued at the last consolidated trade price at the close of regular trading hours, in their respective markets. Given that we manage a globally integrated market making portfolio, we have large and substantially offsetting positions in securities and commodities that trade on different exchanges that close at different times of the trading day. As a result, there may be large and anomalous swings in the value of our positions daily and, accordingly, in our earnings in any period. This is especially true on the last business day of each calendar quarter or year, although such swings tend to come back into equilibrium on the first business day of the succeeding calendar quarter or year.

Earnings per Share

Earnings per share ("EPS") are computed in accordance with FASB ASC Topic 260, "Earnings per Share." Basic EPS is computed by dividing the net income available for common stockholders by the weighted average number of shares outstanding for that period. Diluted EPS is calculated by dividing the net income available for common stockholders by the diluted weighted average shares outstanding for that period. Diluted EPS includes the determinants of the basic EPS and, in addition, reflects the dilutive effect of shares of common stock estimated to be distributed in the future under our stock-based compensation plans, with no adjustments to net income available for common stockholders for dilutive potential common shares.

Stock-Based Compensation

We follow FASB ASC Topic 718, "Compensation—Stock Compensation" ("ASC Topic 718"), to account for our stock-based compensation plans. ASC Topic 718 requires all share-based payments to employees to be recognized in the consolidated financial statements using a fair value-based method. Grants, which are denominated in U.S. dollars, are communicated to employees in the year of grant, thereby establishing the fair value of each grant. The fair value of awards granted to employees are generally expensed as follows: 50% in the year of grant in recognition of plan forfeiture provisions (described below) and the remaining 50% over the related vesting period utilizing the "graded vesting" method permitted under ASC Topic 718. In the case of "retirement eligible" employees (those employees older than 59), 100% of awards are expensed when granted.

Awards granted under the stock-based compensation plans are subject to forfeiture in the event an employee ceases employment with us. The plans provide that employees who discontinue employment with us without cause and continue to meet the terms of the plans' post-employment provisions will forfeit 50% of unvested previously granted awards unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested awards previously granted.

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

We have been from time to time subject to certain pending and legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred. As of December 31, 2015, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period. As of December 31, 2015 and December 31, 2014, reserves provided for potential losses related to litigation matters were not material.

Income Taxes

We account for income taxes in accordance with FASB ASC Topic 740, "Income Taxes" ("ASC Topic 740"). Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits are based on enacted tax laws and reflect management's best assessment of estimated future taxes to be paid. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Determining income tax expense requires significant judgments and estimates.

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

We record tax liabilities in accordance with ASC Topic 740 and adjust these liabilities when management's judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in payments that are different from the current estimates of these tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information becomes available.

Recently Issued Accounting Pronouncements

Following is a summary of recently issued FASB Accounting Standards Updates ("ASUs") that have affected or may affect our consolidated financial statements:

	Affects	Status
ASU 2015-02	Consolidation (Topic 810): Amendments to the Consolidation Analysis.	Effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.
ASU 2015-08
	Business Combinations (Topic 805): Pushdown Accounting. Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. Measurement of Certain Transfers Between Entities Under Common Control in the Separate Financial Statements of Each Entity.	The amendments are effective immediately.
ASU 2015-14	Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.	Effective for annual reporting periods beginning after December 15, 2017.
ASU 2015-16	Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.	Effective for fiscal years beginning after December 15, 2015.
ASU 2016-01	Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.	Effective for fiscal years beginning after December 15, 2017.

Adoption of those ASUs that became effective during 2015 and 2016 prior to the issuance of our consolidated financial statements, did not have a material effect on these financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks. Our exposures to market risks arise from assumptions built into our pricing models, equity price risk, foreign currency exchange rate fluctuations related to our international operations, changes in interest rates which impact our variable-rate debt obligations, if any, and risks relating to the extension of margin credit to our customers.

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, we incur trading-related market risk as a result of activities in the market making segment, where the substantial majority of our Value-at-Risk ("VaR") for market risk exposures is generated. In addition, we incur non-trading-related market risk primarily from investment activities and from foreign currency exposure held in the equity of our foreign affiliates, i.e., our non-U.S. brokerage affiliates and information technology affiliates, and held to meet target balances in our currency diversification strategy.

We use various risk management tools in managing our market risk, which are embedded in our real-time market making systems. We employ certain hedging and risk management techniques to protect us from a severe market dislocation. Our risk management policies are developed and implemented by our Chairman and our steering committee, which is comprised of senior executives of our various companies. Our strategy is to calculate quotes a few seconds ahead of the market and execute small trades at a tiny but favorable differential as a result. This is made possible by our proprietary pricing model, which evaluates and monitors the risks inherent in our portfolio, assimilates market data and reevaluates the outstanding quotes in our portfolio each second. Our model automatically rebalances our positions throughout each trading day to manage risk exposures on our options and futures positions and the underlying securities, and will price the increased risk that a position would add to the overall portfolio into the bid and offer prices we post. Under risk management policies implemented and monitored primarily through our computer systems, reports to management, including risk profiles, profit and loss analysis and trading performance, are prepared on a real-time basis as well as daily and periodical bases. Although our market making is completely automated, the trading process and our risk are monitored by a team of individuals who, in real time, observe various risk parameters of our consolidated positions. Our assets and liabilities are marked-to-market daily for financial reporting purposes and re-valued continuously throughout the trading day for risk management and asset/liability management purposes.

We use a covariant VaR methodology to measure, monitor and review the market risk of our market making portfolios, with the exception of fixed income products, and our currency exposures. The risk of fixed income products, which comprise primarily U.S. government securities, is measured using a stress test.

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

Foreign Currency Exposure

As a result of our international market making activities and accumulated earnings in our foreign subsidiaries, our income and net worth is exposed to fluctuations in foreign exchange rates. Our European operations and some of our Asian operations are conducted by our Swiss subsidiary, THE. THE is regulated by the Swiss Financial Market Supervisory Authority as a securities dealer and its financial statements are presented in Swiss francs. Accordingly, THE is exposed to certain foreign exchange risks as described below:

  •
  THE buys and sells futures contracts and securities denominated in various currencies and carries bank balances and borrows and lends such currencies in its regular course of business. At the end of each accounting period THE's assets and liabilities are translated into Swiss francs for presentation in its financial statements. The resulting gains or losses are reported as translation gain or loss in THE's income statement. When we prepare our consolidated financial statements, THE's Swiss franc balances are translated into U.S. dollars for U.S. GAAP purposes. THE's translation gains or losses appear as such on our consolidated statement of comprehensive income, as a component of other income.

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

Our market making systems incorporate cash forex and forex options to hedge our currency exposure at little or no cost throughout each day on a continuous basis. The majority of currency spot positions held as part of our currency diversification strategy are regularly transferred from the market making unit to the parent holding company, IBG LLC, where they are held and reported in the corporate segment. In connection with the development of our currency diversification strategy, we determined to base our net worth in GLOBALs, a basket of currencies. Periodically, we re-evaluate the composition of the GLOBAL; in 2011 we expanded the composition of the GLOBAL from six to 16 currencies. The table below shows a comparison of the U.S. dollar equivalent of the GLOBAL as of December 31, 2015 and 2014.

		As of 12/31/2014				As of 12/31/2015
Currency	Composition	FX Rate	GLOBAL in USD Equiv.	% of Comp.	Net Equity (in USD millions)	FX Rate	GLOBAL in USD Equiv.	% of Comp.	Net Equity (in USD millions)	CHANGE in % of Comp.
USD	0.41	1.0000	0.410	40.6%	2,107	1.0000	0.410	42.8%	2,290	2.2%
EUR	0.17	1.2098	0.206	20.4%	1,057	1.0858	0.185	19.3%	1,031	–1.1%
JPY	10.00	0.0084	0.084	8.3%	429	0.0083	0.083	8.7%	464	0.4%
GBP	0.03	1.5577	0.047	4.6%	240	1.4738	0.044	4.6%	247	0.0%
HKD	0.25	0.1290	0.032	3.2%	166	0.1290	0.032	3.4%	180	0.2%
INR	2.00	0.0159	0.032	3.1%	163	0.0151	0.030	3.2%	169	0.0%
CHF	0.03	1.0058	0.030	3.0%	155	0.9976	0.030	3.1%	167	0.1%
CAD	0.04	0.8608	0.034	3.4%	177	0.7227	0.029	3.0%	161	–0.4%
KRW	28.00	0.0009	0.026	2.5%	132	0.0009	0.024	2.5%	133	0.0%
AUD	0.03	0.8169	0.025	2.4%	126	0.7286	0.022	2.3%	122	–0.1%
BRL	0.08	0.3763	0.030	3.0%	155	0.2525	0.020	2.1%	113	–0.9%
MXN	0.30	0.0678	0.020	2.0%	105	0.0582	0.017	1.8%	98	–0.2%
SEK	0.09	0.1282	0.012	1.1%	59	0.1184	0.011	1.1%	60	0.0%
SGD	0.01	0.7544	0.008	0.7%	39	0.7051	0.007	0.7%	39	0.0%
NOK	0.06	0.1338	0.008	0.8%	41	0.1131	0.007	0.7%	38	–0.1%
DKK	0.04	0.1625	0.006	0.6%	33	0.1455	0.006	0.6%	33	0.0%

			1.009	100%	5,185		0.957	100.0%	5,344	0.0%

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL decreased from $1.01 to $ 0.96, or 5%, as of December 31, 2015 compared to December 31, 2014. As of December 31, 2015, approximately 57% of our equity was denominated in currencies other than the U.S. dollar.

The effects of our currency diversification strategy appear in two places in the consolidated financial statements: (1) as a component of other income in the consolidated statement of comprehensive income and (2) as OCI in the consolidated statement of financial condition and the consolidated statement of comprehensive income. The full effect of the GLOBAL is captured in the consolidated statement of comprehensive income.

Reported results on a comprehensive basis reflect the U.S. GAAP convention that requires the reporting of currency translation results contained in OCI as part of reportable earnings.

Interest Rate Risk

We had no variable-rate debt outstanding as of December 31, 2015.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies, on balances above $10 thousand, or equivalent, and on accounts holding more than $100 thousand (or equivalent) net asset value. In a normal rate environment, we typically invest a portion of these funds in U.S. government securities with maturities of up to two years. If interest rates were to increase rapidly and substantially, our net interest income will not increase proportionally with the interest rates, for the portion of the funds invested in the U.S. government securities with fixed yields. In addition, the mark-to-market changes in the value of these fixed rate securities will be reflected in other income, instead of net interest income. Based on customer balances and investments outstanding as of December 31, 2015, an increase of 0.5% in the U.S. benchmark interest rates over two quarters would result in a net increase in our net interest income of approximately $47 million on an annualized basis. If the benchmark rates were to increase by 1.0% over four quarters from current levels, our net interest income would increase by approximately $36 million on an annualized basis. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in net interest income would be temporary, as the securities would mature at par value.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. A decrease of the benchmark interest rates by 0.25%, would reduce our net interest income by approximately $24 million on an annualized basis.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2015, we had $17.0 billion in margin credit extended to our customers. The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and SEC portfolio margin rules, as applicable. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers' positions if their equity falls below required margin requirements.

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

Value-at-Risk

We estimate VaR using an historical approach, which uses the historical daily price returns of underlying assets as well as estimates of the end of day implied volatility for options. Our one-day VaR is defined as the unrealized loss in portfolio value that, based on historically observed market risk factors, would have been exceeded with a frequency of one percent, based on a calculation with a confidence interval of 99%.

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

Since the reported VaR statistics are estimates based on historical data, VaR should not be viewed as predictive of our future revenues or financial performance or of our ability to monitor and manage risk. There can be no assurance that our actual losses on a particular day will not exceed the indicated VaR or that such losses will not occur more than one time in 100 trading days. VaR does not predict the magnitude of losses which, should they occur, may be significantly greater than the VaR amount.

Stress Test

We estimate the market risk of our fixed income portfolio using a risk analysis model provided by a leading external vendor. For corporate bonds, this stress test is configured to calculate the change in value of each fixed income security in the portfolio over one day in seven scenarios each of which represents a parallel shift of the U.S. Treasury yield curve. The scenarios are shifts of +/–100, +/–200 and +/–300 basis points. For U.S. government securities, the stress test is configured to calculate the change in value of each fixed income security in the portfolio over one day in three scenarios each of which represents a parallel shift of the U.S. Treasury yield curve. The scenarios are shifts of +/–25 basis points.

VaR and Stress Test Measures

Market Risk Category	At December 31, 2015	At December 31, 2014	Average 2015	High 2015
	(in millions)
Trading(1)
Equities and Currencies(2)	$13	$4	$12	$14
Fixed Income(3)	1	1	1	1

Trading Total	$14	$5	$13	$15
Non-Trading(1)
Equities and Currencies	$25	$19	$18	$25
Fixed Income, Other(4)	43	21	36	43

Non-Trading Total	$68	$40	$54	$68

(1)
The product categories displayed in the table as "Trading" reflect activities undertaken in the Company's market making segment.

  The "Non-trading" category reflects investment activities and foreign currency exposures held in the equity of the Company's non-market making affiliates, i.e., its brokerage affiliates and information technology affiliates. This category also includes corporate segment activities in foreign exchange designed to achieve the Company's currency diversification strategy.

  The average and high VaR and stress test amounts are based on the four quarter ending calculations performed in 2015.

(2)
Equities and currencies held for market making purposes are combined because these products are part of an integrated, hedged market making portfolio, on which the risk is measured using VaR.

(3)
The Trading—Fixed Income category contains primarily foreign government securities held in connection with market making activities and, as of December 31, 2014, a small value of corporate bonds. The risks on these products were managed separately and measured using the stress test analysis.

(4)
The Non-Trading—Fixed Income, Other category contains primarily U.S. government securities held in segregated safekeeping accounts for the exclusive benefit of our brokerage customers, on which the risk is measured using a stress test analysis. The amount as of December 31, 2014 has been revised to be consistent with this presentation

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interactive Brokers Group, Inc.
Greenwich, CT

We have audited the accompanying consolidated statements of financial condition of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Interactive Brokers Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
February 26, 2016

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
(in millions, except share amounts)	2015	2014
Assets
Cash and cash equivalents	$1,601	$1,269
Cash and securities—segregated for regulatory purposes	21,309	15,404
Securities borrowed	3,924	3,660
Securities purchased under agreements to resell	195	386
Financial instruments owned, at fair value:
Financial instruments owned	1,987	2,042
Financial instruments owned and pledged as collateral	1,433	1,936

Total financial instruments owned, at fair value	3,420	3,978

Receivables:
Customers, less allowance for doubtful accounts of $130 and $7 as of December 31, 2015 and 2014	17,050	17,051
Brokers, dealers and clearing organizations	692	1,131
Interest	63	37

Total receivables	17,805	18,219

Other assets	480	469

Total assets	$48,734	$43,385

Liabilities and equity
Short-term borrowings	$—	$34
Securities loaned	2,894	3,199
Financial instruments sold, but not yet purchased, at fair value	2,617	2,569
Payables:
Customers	37,084	31,796
Brokers, dealers and clearing organizations	423	234
Affiliate	291	277
Accounts payable, accrued expenses and other liabilities	78	87
Interest	3	4

Total payables	37,879	32,398

Total liabilities	43,390	38,200

Commitments, contingencies and guarantees (see Note 14)
Equity
Stockholders' equity
Common stock, $0.01 par value per share:
Class A—Authorized—1,000,000,000, Issued—64,121,150 and 58,612,245 shares, Outstanding—63,985,335 and 58,473,186 shares as of December 31, 2015 and 2014	1	1
Class B—Authorized, Issued and Outstanding—100 shares as of December 31, 2015 and 2014	—	—
Additional paid-in capital	718	635
Retained earnings	145	121
Accumulated other comprehensive income, net of income taxes of $0 and $1 as of December 31, 2015 and 2014	2	12
Treasury stock, at cost, 135,815 and 139,059 shares as of December 31, 2015 and 2014	(3)	(3)

Total stockholders' equity	863	766
Noncontrolling interests	4,481	4,419

Total equity	5,344	5,185

Total liabilities and equity	$48,734	$43,385

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year-Ended December 31,
(in millions, except for shares or per share amounts)	2015	2014	2013
Revenues
Trading gains	$269	$261	$331
Commissions and execution fees	617	549	502
Interest income	492	416	304
Other income (loss)	(122)	(111)	(9)

Total revenues	1,256	1,115	1,128
Interest expense	67	72	52

Total net revenues	1,189	1,043	1,076

Non-interest expenses
Execution and clearing	231	212	243
Employee compensation and benefits	227	205	205
Occupancy, depreciation and amortization	44	39	39
Communications	25	24	23
General and administrative	58	54	48
Customer bad debt	146	3	67

Total non-interest expenses	731	537	625

Income before income taxes	458	506	451
Income tax expense	43	47	33

Net income	415	459	418
Less net income attributable to noncontrolling interests	366	414	381

Net income available for common stockholders	$49	$45	$37

Earnings per share
Basic	$0.80	$0.79	$0.74

Diluted	$0.78	$0.77	$0.73

Weighted average common shares outstanding
Basic	61,043,071	56,492,381	49,742,428

Diluted	62,509,796	57,709,668	50,924,736

Comprehensive income
Net income available for common stockholders	$49	$45	$37
Other comprehensive income
Cumulative translation adjustment, before income taxes	(10)	(15)	(3)
Income taxes related to items of other comprehensive income	—	—	—

Other comprehensive income (loss), net of tax	(10)	(15)	(3)

Comprehensive income available for common stockholders	$39	$30	$34

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$366	$414	$381
Other comprehensive income (loss)—cumulative translation adjustment	(53)	(92)	(25)

Comprehensive income attributable to noncontrolling interests	$313	$322	$356

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year-Ended December 31,
(in millions)	2015	2014	2013
Cash flows from operating activities
Net income	$415	$459	$418
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	15	18	11
Depreciation and amortization	22	20	19
Employee stock plan compensation	50	41	41
Unrealized losses on other investments, net	7	10	6
Bad debt expense	146	3	67
Change in operating assets and liabilities
Cash and securities—segregated for regulatory purposes	(5,905)	(1,409)	(1,275)
Securities borrowed	(264)	(908)	82
Securities purchased under agreements to resell	191	—	43
Financial instruments owned, at fair value	568	468	96
Receivables from customers	(144)	(3,458)	(3,746)
Other receivables	413	(283)	(17)
Other assets	13	36	(75)
Securities loaned	(305)	635	724
Financial instruments sold, but not yet purchased, at fair value	38	(585)	(1,133)
Payable to customers	5,288	5,476	4,897
Other payables	177	(106)	(18)

Net cash provided by operating activities	725	417	140

Cash flows from investing activities
Purchases of other investments	(16)	(443)	(264)
Distributions received and proceeds from sales of other investments	11	516	248
Purchase of property, equipment and intangible assets	(30)	(19)	(17)

Net cash provided by (used in) investing activities	(35)	54	(33)

Cash flows from financing activities
Short-term borrowings, net	(34)	10	(86)
Dividends paid to stockholders	(25)	(23)	(20)
Distributions to noncontrolling interests	(227)	(279)	(142)
Repurchases of common stock for employee tax withholdings under stock incentive plans	(25)	—	—
Proceeds from the sale of treasury stock	29	—	—
Payments made under the Tax Receivable Agreement	(13)	(16)	—

Net cash used in financing activities	(295)	(308)	(248)

Effect of exchange rate changes on cash and cash equivalents	(63)	(107)	(27)

Net increase (decrease) in cash and cash equivalents	332	56	(168)
Cash and cash equivalents at beginning of period	1,269	1,213	1,381

Cash and cash equivalents at end of period	$1,601	$1,269	$1,213

Supplemental disclosures of cash flow information
Cash paid for interest	$68	$73	$53

Cash paid for taxes	$31	$37	$52

Non-cash financing activities
Issuance of Common Stock in exchange of member interests in IBG LLC	$132	$35	$110

Redemption of member interests from IBG Holdings LLC	$(132)	$(35)	$(110)

Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$26	$10	$(30)

Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(26)	$(10)	$30

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

Three Years Ended December 31, 2015

	Common Stock
						Accumulated Other Comprehensive Income
(in millions, except for share amounts)	Issued Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings		Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2012	47,797,844	$1	$493	$(8)	$82	$30	$598	$4,215	$4,813
Issuance of common stock in follow-on offering	4,683,415		110				110	(110)	—
Common stock distributed pursuant to stock incentive plans	2,306,790			5			5		5
Compensation for stock grants vesting in the future			5				5	36	41
Deferred tax benefit retained—follow-on offering			5				5		5
Dividends paid to stockholders					(20)		(20)		(20)
Distributions from IBG LLC to noncontrolling interests								(142)	(142)
Adjustments for changes in proportionate ownership in IBG LLC			(30)				(30)	30	—
Comprehensive income					37	(3)	34	356	390

Balance, December 31, 2013	54,788,049	1	583	(3)	99	27	707	4,385	5,092

Issuance of common stock in follow-on offering	1,358,478		35				35	(35)	—
Common stock distributed pursuant to stock incentive plans	2,445,200						—		—
Compensation for stock grants vesting in the future			6				6	35	41
Stock incentive plan adjustment	20,518						—	1	1
Deferred tax benefit retained—follow-on offering			1				1		1
Dividends paid to stockholders					(23)		(23)		(23)
Distributions from IBG LLC to noncontrolling interests								(279)	(279)
Adjustments for changes in proportionate ownership in IBG LLC			10				10	(10)	—
Comprehensive income					45	(15)	30	322	352

Balance, December 31, 2014	58,612,245	1	635	(3)	121	12	766	4,419	5,185

Issuance of common stock in follow-on offering	3,021,778		39				39	(39)	—
Common stock distributed pursuant to stock incentive plans	2,487,127						—		—
Compensation for stock grants vesting in the future			9				9	41	50
Deferred tax benefit retained—follow-on offering			5				5		5
Repurchases of common stock for employee tax withholdings under stock incentive plans.				(25)			(25)		(25)
Sales of treasury stock			4	25			29		29
Dividends paid to stockholders					(25)		(25)		(25)
Distributions from IBG LLC to noncontrolling interests								(227)	(227)
Adjustments for changes in proportionate ownership in IBG LLC			26				26	(26)	—
Comprehensive income					49	(10)	39	313	352

Balance, December 31, 2015	64,121,150	$1	$718	$(3)	$145	$2	$863	$4,481	$5,344

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization and Nature of Business

Interactive Brokers Group, Inc. ("IBG, Inc.") is a Delaware holding company whose primary asset is its ownership of approximately 15.7% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, "IBG LLC"). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, "the Company"), is an automated global electronic broker and market maker specializing in executing and clearing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 100 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In the United States of America ("U.S."), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, England, Switzerland, Liechtenstein, India, China (Hong Kong and Shanghai), Japan, and Australia. As of December 31, 2015, the Company had 1,087 employees worldwide.

IBG LLC is a Connecticut limited liability company that conducts its business through its operating subsidiaries (collectively, the "Operating Companies"): Interactive Brokers LLC ("IB LLC"); Interactive Brokers Canada Inc. ("IBC"); Interactive Brokers (U.K.) Limited and its subsidiary, Interactive Brokers (U.K.) Nominee Limited (collectively, "IBUK"); Interactive Brokers Securities Japan, Inc. ("IBSJ"); Interactive Brokers Hong Kong Limited ("IBHK"); Interactive Brokers (India) Private Limited ("IBI"); Interactive Brokers Australia Pty Limited and its subsidiary, Interactive Brokers Australia Nominees Pty Limited (collectively, "IBA"); Timber Hill LLC ("TH LLC"); Timber Hill Europe AG and its subsidiary, Timber Hill (Liechtenstein) AG (collectively, "THE"); Timber Hill Australia Pty Limited ("THA"); Timber Hill Canada Company ("THC"); Interactive Brokers Financial Products S.A. ("IBFP"); Interactive Brokers Hungary KFT ("IBH"); Interactive Brokers Software Services Estonia OU ("IBEST"); Interactive Brokers Software Services Russia ("IBRUS"); and IB Exchange Corp. ("IBEC") and its subsidiaries, Interactive Brokers Corp. ("IB Corp"), and Covestor, Inc. and its subsidiary, Covestor Limited (collectively, "Covestor").

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

Certain of the Operating Companies are members of various securities and commodities exchanges in North America, Europe and the Asia/Pacific region and are subject to regulatory capital and other requirements (see Note 16). IB LLC, IBUK, IBC, IBI, IBHK and IBSJ carry securities accounts for customers or perform custodial functions relating to customer securities.

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

In the third quarter of 2015, the Company changed the presentation of its non-market making financial instruments carried at fair value from other assets and accounts payable, accrued expenses and other liabilities to financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value, respectively, in the consolidated statements of financial condition, in order to consistently present all of the financial instruments held for trading under the same caption. For comparison purposes, as of December 31, 2014, $44 million was reclassified from other assets to financial instruments owned, at fair value, and $8 million was reclassified from accounts payable, accrued expenses and other liabilities to financial instruments sold, but not yet purchased, at fair value.

Principles of Consolidation, including Noncontrolling Interests

The consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries. As sole managing member of IBG LLC, IBG, Inc. exerts control over IBG LLC's operations. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810, "Consolidation," the Company consolidates IBG LLC's financial statements and records the interests in IBG LLC that it does not own as noncontrolling interests.

The Company's policy is to consolidate all other entities in which it owns more than 50% unless it does not have control. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these consolidated financial statements and accompanying notes. These estimates and assumptions are based on judgment and the best available information at the time. Therefore, actual results could differ materially from those estimates. Such estimates include the allowance for doubtful accounts, valuation of certain investments, compensation accruals, current and deferred income taxes, and contingency reserves.

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

Financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value are generally classified as Level 1 of the fair value hierarchy. The Company's Level 1 financial instruments, which are valued using quoted market prices as published by exchanges and clearing houses or otherwise broadly distributed in active markets, include active listed stocks, options, warrants and discount certificates, and U.S. and foreign government securities. The Company does not adjust quoted prices for financial instruments classified as Level 1 of the fair value hierarchy, even in the event that the Company may hold a large position whereby a purchase or sale could reasonably impact quoted prices.

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

Earnings Per Share

Earnings per share ("EPS") is computed in accordance with FASB ASC Topic 260, "Earnings per Share." Basic EPS is computed by dividing the net income available for common stockholders by the weighted average number of shares outstanding for that period. Diluted EPS is calculated by dividing the net income available for common stockholders by the diluted weighted average shares outstanding for that period. Diluted EPS includes the determinants of the basic EPS and, in addition, reflects the dilutive effect of shares of common stock estimated to be distributed in the future under the Company's stock-based compensation plans, with no adjustments to net income available for common stockholders for dilutive potential common shares.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of deposits with banks and all highly liquid investments, with maturities of three months or less, that are not segregated and deposited for regulatory purposes or to meet margin requirements at clearing houses.

Cash and Securities—Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which have been promulgated to protect customer assets. Securities segregated for regulatory purposes consisted of U.S. government securities of $15.2 billion and $6.7 billion as of December 31, 2015 and December 31, 2014, respectively, and securities purchased under agreements to resell in the amount of $0.6 billion and $3.9 billion as of December 31, 2015 and December 31, 2014, respectively, which amounts approximate fair value.

Securities Borrowed and Securities Loaned

Securities borrowed and securities loaned are recorded at the amount of the cash collateral advanced or received. Securities borrowed transactions require the Company to provide counterparties with collateral, which may be in the form of cash, letters of credit or other securities. With respect to securities loaned, the Company receives collateral, which may be in the form of cash or other securities in an amount generally in excess of the fair value of the securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as permitted contractually. The Company does not net, in the consolidated statements of financial condition, securities borrowed and securities loaned entered into with the same counterparty that do not meet the offsetting requirements prescribed in FASB ASC Topic 210-20, "Balance Sheet—Offsetting" ("ASC Topic 210-20").

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

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell, which are reported as collateralized financing transactions, are recorded at contract value, which approximates fair value. To ensure that the fair value of the underlying collateral remains sufficient, the collateral is valued daily with additional collateral obtained or excess collateral returned, as permitted under contractual provisions. The Company does not net, in the consolidated statements of financial condition, securities purchased under agreements to resell transactions and securities sold under agreements to repurchase transactions entered into with the same counterparty that do not meet the offsetting requirements prescribed in ASC Topic 210-20.

Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased, at Fair Value

Financial instrument transactions are accounted for on a trade date basis. Financial instruments owned and financial instruments sold, but not yet purchased are stated at fair value based upon quoted market prices. The Company's financial instruments pledged to counterparties where the counterparty has the right, by contract or custom, to sell or repledge the financial instruments are reported as financial instruments owned and pledged as collateral in the consolidated statements of financial condition.

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

Customer Receivables and Payables

Customer securities transactions are recorded on a settlement date basis and customer commodities transactions are recorded on a trade date basis. Receivables from and payables to customers include amounts due on cash and margin transactions, including futures contracts transacted on behalf of customers. Securities owned by customers, including those that collateralize margin loans or other similar transactions, are not reported in the consolidated statements of financial condition. Amounts receivable from customers that are determined by management to be uncollectible are recorded as customer bad debt expense in the consolidated statements of comprehensive income.

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations include net receivables and payables from unsettled trades, including amounts related to futures and options on futures contracts executed on behalf of customers, amounts receivable for securities not delivered by the Company to the purchaser by the settlement date ("fails to deliver") and cash deposits. Payables to brokers, dealers and clearing organizations also include amounts payable for securities not received by the Company from a seller by the settlement date ("fails to receive").

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Investments

The Company makes certain strategic investments related to its business and accounts for these investments under the cost method of accounting or under the equity method of accounting as required under FASB ASC Topic 323, "Investments—Equity Method and Joint Ventures." Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of the Company's initial investment and are adjusted each period for the Company's share of the investee's income or loss. The Company's share of the income or losses from equity method investments is included in other income in the consolidated statements of comprehensive income. The recorded amounts of the Company's equity method investments, $32 million as of December 31, 2015 ($37 million as of December 31, 2014), which are included in other assets in the consolidated statements of financial condition, increase or decrease accordingly. Contributions paid to and distributions received from equity method investees are recorded as additions or reductions, respectively, to the respective investment balance.

The Company also holds exchange memberships and investments in equity securities of certain exchanges, as required to qualify as a clearing member, and strategic investments in corporate stock that do not qualify for equity method accounting. Such investments, $34 million as of December 31, 2015 ($31 million as of December 31, 2014), are recorded at cost or, if an other-than-temporary impairment in value has occurred, at a value that reflects management's estimate of the impairment, and are also included in other assets in the consolidated statements of financial condition. Dividends received from cost basis investments are included in other income in the consolidated statements of comprehensive income when such dividends are received.

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

Property, Equipment and Intangible Assets

Property, equipment and intangible assets, which are included in other assets in the consolidated statements of financial condition, consist of leasehold improvements, computer equipment, software developed for the Company's internal use, office furniture, equipment and acquired technology.

Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation and amortization are computed using the straight-line method. Equipment is depreciated over the estimated useful lives of the assets, while leasehold improvements are amortized over the lesser of the estimated economic useful life of the asset or the term of the lease. Computer equipment is depreciated over three to five years and office furniture and equipment are depreciated over five to seven years. Qualifying costs for internally developed software are capitalized and amortized over the expected useful life of the developed software, not to exceed three years. Intangible assets with a finite life are amortized on a

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

straight line basis over their estimated useful lives of three years, and tested for recoverability whenever events indicate that the carrying amounts may not be recoverable.

Comprehensive Income and Foreign Currency Translation

The Company's operating results are reported in the consolidated statements of comprehensive income pursuant to FASB ASC Topic 220, "Comprehensive Income."

Comprehensive income consists of two components: net income and other comprehensive income ("OCI"). The Company's OCI is comprised of gains and losses resulting from translating foreign currency financial statements of non-U.S. subsidiaries, net of related income taxes, where applicable. In general, the practice and intention of the Company is to reinvest the earnings of its non-U.S. subsidiaries in those operations, therefore tax is usually not accrued.

The Company's non-U.S. domiciled subsidiaries have a functional currency that is other than the U.S. dollar. Such subsidiaries' assets and liabilities are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the period. Adjustments that result from translating amounts from a subsidiary's functional currency to the U.S. dollar (as described above) are reported net of tax, where applicable, in accumulated OCI in the consolidated statements of financial condition. During 2013, the Company derecognized accumulated OCI of a $5 million loss attributable to its Brazilian subsidiary, IB Brasil Participações Ltda, which was liquidated during the year, and recognized a foreign currency translation loss, before taxes, which is included in other income in the consolidated statements of comprehensive income.

Revenue Recognition

Trading Gains

Trading gains and losses are recorded on trade date and are reported on a net basis. Trading gains and losses are comprised of changes in the fair value of financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value (i.e., unrealized gains and losses) and realized gains and losses related to the Company's market making business segment. Included in trading gains are net gains and losses on stocks, U.S. and foreign government securities, corporate and municipal bonds, options, futures, foreign exchange and other derivative instruments. Dividends are integral to the valuation of stocks and interest is integral to the valuation of fixed income instruments. Accordingly, both dividends and interest income and expense attributable to financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value are reported on a net basis in trading gains in the consolidated statements of comprehensive income.

Commissions and Execution Fees

Commissions earned for executing and clearing transactions are accrued on a trade date basis and are reported as commissions and execution fees in the consolidated statements of comprehensive income.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, "Income Taxes" ("ASC Topic 740"). The Company's income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits are based on enacted tax laws (see Note 12) and reflect management's best assessment of estimated future taxes to be paid. The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Determining income tax expense requires significant judgments and estimates.

The Company recognizes interest related to income tax matters as interest income or interest expense and penalties related to income tax matters as income tax expense in the consolidated statements of comprehensive income.

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

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

Following is a summary of recently issued FASB Accounting Standards Updates ("ASUs") that have affected or may affect the Company's consolidated financial statements:

	Affects	Status
ASU 2015-02	Consolidation (Topic 810): Amendments to the Consolidation Analysis.	Effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.
ASU 2015-08
	Business Combinations (Topic 805): Pushdown Accounting. Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. Measurement of Certain Transfers Between Entities Under Common Control in the Separate Financial Statements of Each Entity.	The amendments are effective immediately.
ASU 2015-14	Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.	Effective for annual reporting periods beginning after December 15, 2017.
ASU 2015-16	Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.	Effective for fiscal years beginning after December 15, 2015.
ASU 2016-01	Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.	Effective for fiscal years beginning after December 15, 2017.

Adoption of those ASUs that became effective during 2015 and 2016, prior to the issuance of the Company's consolidated financial statements, did not have a material effect on these financial statements.

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

  Interest Rate Risk

  Interest rate risk arises from the possibility that changes in interest rates will affect the value of financial instruments. The Company is exposed to interest rate risk on cash and margin balances, positions carried in equity and fixed income securities, options, and futures and on its borrowings. These risks are managed through investment policies and by entering into interest rate futures contracts.

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

Concentrations of Credit Risk

The Company's exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of December 31, 2015, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4. Equity and Earnings Per Share

In connection with IBG, Inc.'s initial public offering of Class A common stock ("IPO") in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC ("Holdings"), became the sole managing member of IBG LLC and began to consolidate IBG LLC's financial results into its financial statements. Holdings owns all of IBG, Inc.'s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC, approximately 84.3% as of December 31, 2015. The consolidated financial statements reflect the results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC and its subsidiaries. The noncontrolling interests in IBG LLC attributable to Holdings are reported as a component of total equity in the consolidated statements of financial condition, as described below.

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

Since consummation of the IPO and Recapitalization, IBG, Inc.'s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As described previously in this Note 4, Class B common stock has voting power in IBG, Inc. proportionate to the extent of Holdings' and IBG, Inc.'s respective ownership of IBG LLC. As of December 31, 2015 and December 31, 2014, 1,000,000,000 shares of Class A common stock were authorized, of which 64,121,150 and 58,612,245 shares have been issued; and 63,985,335 and 58,473,186 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of December 31, 2015 and December 31, 2014, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of December 31, 2015 and December 31, 2014, respectively.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Equity and Earnings Per Share (Continued)

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company's consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of December 31, 2015 and December 31, 2014, the unamortized balance of these deferred tax assets was $288 million and $279 million, respectively.

IBG, Inc. also entered into an agreement (the "Tax Receivable Agreement") with Holdings to pay Holdings (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of tax basis increases. These payables to Holdings are reported as payable to affiliate in the Company's consolidated statements of financial condition. The remaining 15% is accounted for as a permanent increase to additional paid-in capital in the Company's consolidated statements of financial condition.

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid-in capital arising from stock offerings from the date of the IPO through December 31, 2015 were $460 million, $391 million and $69 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.'s federal income tax return. The Company has paid Holdings a cumulative total of $99 million through December 31, 2015 pursuant to the terms of the Tax Receivable Agreement.

The Exchange Agreement, as amended June 6, 2012, provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from Holdings, which could result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, members of Holdings are able to request redemption of their interests.

At the time of IBG, Inc.'s IPO in 2007, three hundred sixty (360) million shares of authorized common stock were reserved for future sales and redemptions. From 2008 through 2010, Holdings redeemed 5,013,259 IBG LLC interests with a total value of $114 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption these IBG LLC interests were retired. From 2011 through 2014, IBG, Inc. issued 8,025,517 shares of common stock directly to Holdings in exchange for an equivalent number of member interests in IBG LLC. In 2015, the Company issued 3,021,778 shares of Class A common stock (with a fair value of $132 million) to Holdings in exchange for an equivalent number of member interests in IBG LLC.

As a consequence of these redemption transactions, and distribution of shares to employees (see Note 11), IBG, Inc.'s interest in IBG LLC has increased to approximately 15.7%, with Holdings owning the remaining 84.3% as of December 31, 2015. The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 88.7% as of December 31, 2015.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Equity and Earnings Per Share (Continued)

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Year-Ended December 31,
	2015	2014	2013
	(in millions, except for shares or per share amounts)
Basic earnings per share
Net income available for common stockholders	$49	$45	$37

Weighted average shares of common stock outstanding
Class A	61,042,971	56,492,281	49,742,328
Class B	100	100	100

	61,043,071	56,492,381	49,742,428

Basic earnings per share	$0.80	$0.79	$0.74

Diluted earnings per share are calculated utilizing the Company's basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Year-Ended December 31,
	2015	2014	2013
	(in millions, except for shares or per share amounts)
Diluted earnings per share
Net income available for common stockholders	$49	$45	$37

Weighted average shares of common stock outstanding
Class A
Issued and outstanding	61,042,971	56,492,281	49,742,328
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	1,466,725	1,217,287	1,182,308
Class B	100	100	100

	62,509,796	57,709,668	50,924,736

Diluted earnings per share	$0.78	$0.77	$0.73

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Equity and Earnings Per Share (Continued)

Member Distributions and Stockholder Dividends

During the three years ended December 31, 2015, 2014 and 2013, IBG LLC made distributions totaling $267 million, $324 million and $163 million, respectively, to its members, of which IBG, Inc.'s proportionate share was $40 million, $45 million and $21 million, respectively. The Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $25 million, $23 million and $20 million during 2015, 2014 and 2013, respectively.

On January 19, 2016, the Company declared a cash dividend of $0.10 per common share, payable on March 14, 2016 to stockholders of record as of March 1, 2016.

5. Comprehensive Income

The following table presents comprehensive income and earnings per share on comprehensive income.

	Year-Ended December 31,
	2015	2014	2013
	(in millions, except for shares or per share amounts)
Comprehensive income available for common stockholders	$39	$30	$34

Earnings per share on comprehensive income
Basic	$0.64	$0.52	$0.69

Diluted	$0.62	$0.51	$0.67

Weighted average common shares outstanding
Basic	61,043,071	56,492,381	49,742,428

Diluted	62,509,796	57,709,668	50,924,736

6. Financial Assets and Financial Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy (see Note 2), financial assets and liabilities, measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014. As required by ASC Topic 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the respective fair value measurement. As described in Note 2, the Company reclassified its other fair value investments of $44 million from other assets and $8 million from accounts payable, accrued expenses and other liabilities to financial

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Financial Assets and Financial Liabilities (Continued)

instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value, respectively, as of December 31, 2014.

	Financial Assets At Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Securities segregated for regulatory purposes	$15,214	$—	$—	$15,214

Financial instruments owned
Stocks	1,650	—	—	1,650
Options	1,156	—	—	1,156
Warrants and discount certificates	81	—	—	81
U.S. and foreign government securities	527	—	—	527
Corporate and municipal bonds	—	3	—	3
Currency forward contracts	—	3	—	3

Total financial instruments owned, at fair value	3,414	6	—	3,420

Total financial assets at fair value	$18,628	$6	$—	$18,634

	Financial Liabilities At Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$1,565	$—	$—	$1,565
Options	1,042	—	—	1,042
Warrants and discount certificates	1	—	—	1
Currency forward contracts	—	9	—	9

Total financial instruments sold, but not yet purchased, at fair value	2,608	9	—	2,617

Total financial liabilities at fair value	$2,608	$9	$—	$2,617

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

During the year ended December 31, 2014, the Company reclassified approximately $1 million of financial assets, at fair value from Level 1 to Level 2 of the fair value hierarchy. There were no transfers during the year between Level 1 and Level 2 for financial liabilities, at fair value.

During the year ended December 31, 2015, there were no transfers between levels for financial assets and liabilities, at fair value.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Financial Assets and Financial Liabilities (Continued)

Level 3 Financial Assets and Financial Liabilities

The Company's Level 3 financial assets and financial liabilities were comprised of delisted securities reported within financial instruments sold, but not yet purchased, at fair value in the consolidated statements of financial condition. As of December 31, 2014 financial liabilities included $1 million of Level 3 securities which were transferred to Level 1 during 2015 as a result of the completion of a corporate action.

Trading Gains from Market Making Transactions

Trading gains and losses from market making transactions reported in the statements of comprehensive income, by major product type, are comprised of:

	Year-ended December 31,
	2015	2014	2013
	(in millions)
Equities	$254	$247	$285
Fixed income	1	21	25
Foreign exchange	14	(7)	21

Total trading gains, net	$269	$261	$331

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Financial Assets and Financial Liabilities (Continued)

Financial Assets and Liabilities Not Measured at Fair Value

The following table represents the carrying value, fair value, and fair value hierarchy category of certain financial assets and liabilities that are not recorded at fair value in the Company's consolidated statements of financial condition. The following table excludes certain financial instruments such as equity investments and all non-financial assets and liabilities.

	December 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$1,601	$1,601	$1,601	$—	$—
Cash and securities segregated for regulatory purposes	6,095	6,095	5,533	562	—
Securities borrowed	3,924	3,924	—	3,924	—
Securities purchased under agreements to resell	195	195	—	195	—
Receivables from customer	17,050	17,050	—	17,050
Receivables from broker, dealers, and clearing organizations	692	692	—	692	—
Interest receivable	63	63	—	63	—
Other assets	28	31	—	31	—

Total financial assets, not measured at fair value	$29,648	$29,651	$7,134	$22,517	$—

Financial liabilities, not measured at fair value
Securities loaned	2,894	2,894	—	2,894	—
Payables to customer	37,084	37,084	—	37,084	—
Payables to brokers, dealers and clearing organizations	423	423	—	423	—
Interest payable	3	3	—	3	—

Total financial liabilities, not measured at fair value	$40,404	$40,404	$—	$40,404	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Financial Assets and Financial Liabilities (Continued)

	December 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$1,269	$1,269	$1,269	$—	$—
Cash and securities segregated for regulatory purposes	8,723	8,723	4,849	3,874	—
Securities borrowed	3,660	3,660	—	3,660	—
Securities purchased under agreements to resell	386	386	—	386	—
Receivables from customer	17,051	17,051	—	17,051	—
Receivables from broker, dealers, and clearing organizations	1,131	1,131	—	1,131	—
Interest receivable	37	37	—	37	—
Other assets	30	55	—	55	—

Total financial assets, not measured at fair value	$32,287	$32,312	$6,118	$26,194	$—

Financial liabilities, not measured at fair value
Short-term borrowings	$34	$34	$—	$34	$—
Securities loaned	3,199	3,199	—	3,199	—
Payables to customer	31,796	31,796	—	31,796	—
Payables to brokers, dealers and clearing organizations	234	234	—	234	—
Interest payable	4	4	—	4	—

Total financial liabilities, not measured at fair value	$35,267	$35,267	$—	$35,267	$—

Netting of Financial Assets and Financial Liabilities

The Company does not net securities borrowed and securities loaned, and securities purchased under agreements to resell and securities sold under agreements to repurchase that do not meet the offsetting requirements prescribed in ASC Topic 210-20, which are presented on a gross basis in the consolidated statements of financial condition. In the tables below, the amounts of financial instruments that are not offset in the consolidated statements of financial condition, but could be netted against cash or financial instruments with specific counterparties under master netting agreements, according to the terms of the agreements, including clearing houses (exchange traded options, warrants and discount certificates) or over the counter currency forward contract counterparties, are presented to provide financial statement readers with the Company's net payable or receivable with counterparties for these financial instruments.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Financial Assets and Financial Liabilities (Continued)

The following tables sets forth the netting of financial assets and of financial liabilities as of December 31, 2015 and December 31, 2014.

	December 31, 2015
					Amounts Not Offset in the Consolidated Statement of Financial Condition
			Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts Presented in the Consolidated Statement of Financial Condition
	Gross Amounts of Financial Assets and Liabilities Recognized
					Cash or Financial Instruments	Net Amount
	(in millions)
Offsetting of Financial Assets
Securities segregated for regulatory purposes—purchased under agreements to resell	$562	(1)	$—	$562	$(562)	$—
Securities borrowed	3,924		—	3,924	(3,816)	108
Securities purchased under agreements to resell	195		—	195	(195)	—
Financial Instruments owned, at fair value
Options	1,156		—	1,156	(1,032)	124
Warrants and discount certificates	81		—	81	(1)	80
Currency forward contracts	3		—	3	—	3

Total	$5,921		$—	$5,921	$(5,606)	$315

Offsetting of Financial Liabilities
Securities loaned	$2,894		$—	$2,894	$(2,773)	$121
Financial instruments sold, but not yet purchased, at fair value
Options	1,042		—	1,042	(1,032)	10
Warrants and discount certificates	1		—	1	(1)	—
Currency forward contracts	9		—	9	—	9

Total	$3,946		$—	$3,946	$(3,806)	$140

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Financial Assets and Financial Liabilities (Continued)

	December 31, 2014
					Amounts Not Offset in the Consolidated Statement of Financial Condition
			Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts Presented in the Consolidated Statement of Financial Condition
	Gross Amounts of Financial Assets and Liabilities Recognized
					Cash or Financial Instruments	Net Amount
	(in millions)
Offsetting of Financial Assets
Securities segregated for regulatory purposes—purchased under agreements to resell	$3,874	(1)	$—	$3,874	$(3,874)	$—
Securities borrowed	3,660		—	3,660	(3,564)	96
Securities purchased under agreements to resell	386		—	386	(386)	—
Financial Instruments owned, at fair value
Options	1,209		—	1,209	(1,150)	59
Warrants and discount certificates	72		—	72	(1)	71
Currency forward contracts	4		—	4	—	4

Total	$9,205		$—	$9,205	$(8,975)	$230

Offsetting of Financial Liabilities
Securities loaned	$3,199		$—	$3,199	$(3,183)	$16
Financial instruments sold, but not yet purchased, at fair value
Options	1,197		—	1,197	(1,150)	47
Warrants and discount certificates	1		—	1	(1)	—
Currency forward contracts	10		—	10	—	10

Total	$4,407		$—	$4,407	$(4,334)	$73

(1)
As of December 31, 2015 and December 31, 2014, the Company had $0.6 billion and $3.9 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in "Cash and securities—segregated for regulatory purposes" in the consolidated statements of financial condition.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Financial Assets and Financial Liabilities (Continued)

Secured Financing Transactions—Maturities and Collateral Pledged

The following table presents gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged.

	December 31, 2015
	Remaining Contractual Maturity
	Overnight and Open	Less than 30 days	30 - 90 days	Over 90 days	Total
	(in millions)
Securities Loaned
Stocks	$2,873	$—	$—	$—	$2,873
Corporate bonds	21	—	—	—	21

Total	$2,894	$—	$—	$—	$2,894

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer's portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company's collateral policies significantly limits the Company's credit exposure to margin loans in the event of a customer's default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of December 31, 2015 and December 31, 2014, approximately $17.0 billion and $17.1 billion, respectively, of customer margin loans were outstanding.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Collateralized Transactions (Continued)

The following table summarizes the amounts related to collateralized transactions as of December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
	Permitted to Repledge	Sold or Repledged	Permitted to Repledge	Sold or Repledged
	(in millions)
Securities lending transactions	$12,131	$2,229	$10,907	$2,366
Securities purchased under agreements to resell transactions(1)	757	743	4,260	4,260
Customer margin assets	14,905	6,279	14,933	5,740

	$27,793	$9,251	$30,100	$12,366

(1)
As of December 31, 2015, $0.6 billion or 76% (as of December 31, 2014, $3.9 billion or 91%) of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of December 31, 2015 and December 31, 2014, the majority of the Company's U.S. and foreign government securities owned were pledged to clearing organizations.

Financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, as of December 31, 2015 and December 31, 2014 are presented in the following table:

	December 31, 2015	December 31, 2014
	(in millions)
Stocks	$915	$1,860
U.S. and foreign government securities	518	76

	$1,433	$1,936

8. Short-Term Borrowings

Short-term borrowings consist primarily of collateralized borrowing facilities with clearing banks in multiple currencies that bear interest at variable overnight rates based on interbank funds rates prevailing in the respective currencies. In addition, the Company has available secured and unsecured overnight bank loan facilities. All short-term borrowings outstanding as of December 31, 2015 and 2014 were either repaid on the next business day or rolled forward and, accordingly, their carrying values approximated fair values.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Short-Term Borrowings (Continued)

As of December 31, 2015 and 2014, short-term borrowings consisted of:

	December 31, 2015		December 31, 2014
	Principal	Weighted Average Rates	Principal	Weighted Average Rates
	(in millions)		(in millions)
Overnight borrowing facilities	$—	0.51%	$34	0.50%

	$—		$34

Interest expense on short term borrowings for each of the three years ended December 31, 2015, 2014 and 2013 was $0 million, $1 million and $1 million, respectively.

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

10. Other Income

The components of other income for the three years ended December 31, 2015, 2014 and 2013 were:

	Year-ended December 31,
	2015	2014	2013
	(in millions)
Payments for order flow	$17	$25	$26
Market data fees	30	24	35
Account activity fees	16	14	15
Risk exposure fees	21	6	—
Gains (losses) on financial instruments, at fair value and other investments, net	(18)	(5)	(2)
Gains (losses) from currency diversification strategy, net	(206)	(185)	(91)
Other, net	18	10	8

	$(122)	$(111)	$(9)

Payments for order flow are earned from various options exchanges based upon options trading volume originated by the Operating Companies. Market data fees are charged to customers based upon market data services provided and are largely offset by the related cost to obtain the underlying market data from third party vendors. Risk exposure fees are earned from a small minority of customers' accounts with positions on which market risk exceeds certain thresholds. Gains and losses on financial instruments, at fair value and other investments include realized and unrealized gains and losses on financial instruments that are not held for the Company's market making operations or from securities that are subject to restrictions, and the Company's interests in the earnings of equity method investees and dividends received on cost-basis investments.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based Operating Companies who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees' pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years. Included in employee compensation and benefits expenses in the consolidated statements of comprehensive income were $3 million of plan contributions for the three years ended December 31, 2015, 2014 and 2013, respectively.

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

During the second quarter of 2015, this plan was terminated as the Company fully paid its remaining obligation to employees. Therefore as of December 31, 2015, the Company had no payables to employees for ROI Dollar Units. As of December 31, 2014, payable to employees for ROI Dollar Units was $3 million which is included in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition.

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

11. Employee Incentive Plans (Continued)

  •
  an additional 15% on each of the first six anniversaries of the date of the IPO, assuming continued employment with the Company and compliance with other applicable covenants.

Of the fair value at the date of grant, $18 million represented the accumulated ROI Dollar Unit value elected to be invested by employees in restricted common stock and such amount was accrued for as of December 31, 2006. The remainder was being ratably accrued as compensation expense by the Company from the date of the IPO over the requisite service period represented by the aforementioned distribution schedule. As of December 31, 2015, the Company has 6,370 shares of common stock remaining to be distributed to former employees under the ROI Unit Stock Plan.

2007 Stock Incentive Plan

Under the Company's 2007 Stock Incentive Plan (the "Stock Incentive Plan"), up to 30 million shares of the Company's common stock may be granted and issued to directors, officers, employees, contractors and consultants of the Company. The purpose of the Stock Incentive Plan is to promote the Company's long-term financial success by attracting, retaining and rewarding eligible participants.

As a result of the Company's organizational structure, a description of which can be found in "Business—Our Organizational Structure" in Part I Item 1 of this annual Report Form 10-K, there is no dilutive effect upon ownership of common stockholders of issuing shares under the Stock Incentive Plan. The issuances do not dilute the book value of the ownership of common stockholders since the restricted stock units are granted at market value, and upon their vesting and the related issuance of shares of common stock, the ownership of IBG, Inc. in IBG LLC, increases proportionately to the shares issued. As a result of such proportionate increase in share ownership, the dilution upon issuance of common stock is borne by IBG LLC's majority member (i.e., noncontrolling interest), Holdings, and not by IBG, Inc. or its common stockholders. Additionally, dilution of earnings that may take place after issuance of common stock is reflected in EPS reported in the Company's financial statements. The EPS dilution can be neither estimated nor projected, but historically it has not been material.

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

11. Employee Incentive Plans (Continued)

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

Stock Incentive Plan share grants (excluding 21,009 shares issued pursuant to the ROI Unit Stock Plan described above) and the related fair values since the plan inception are presented in the table below:

	Shares	Fair Value at Date of Grant ($ millions)
Prior periods (since inception)	17,284,454	$302
December 31, 2013	1,894,046	46
December 31, 2014	1,709,968	49
December 31, 2015	1,199,079	52

	22,087,547	$449

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, there are no vested awards that remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the consolidated statements of comprehensive income was $50 million, $41 million and $41 million for the three years ended December 31, 2015, 2014 and 2013, respectively. Estimated future compensation costs for unvested awards, net of forfeiture credits, as of December 31, 2015 are $37 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Employee Incentive Plans (Continued)

The following summarizes the Stock Incentive Plan and ROI Unit Stock Plan activities for the three year period from January 1, 2013 through December 31, 2015:

	Stock Incentive Plan ("SIP") Shares	Intrinsic Value of SIP Shares which Vested and were Distributed ($ millions)(2)	ROI Unit Stock Plan (Shares)
Balance, December 31, 2012	12,402,482		169,289

Granted	1,894,046		—
Forfeited	(334,111)		(6,423)
Distributed	(2,315,300)	$36	(162,866)

Balance, December 31, 2013	11,647,117		—

Granted	1,709,968		—
Forfeited(1)	(535,085)		15,518
Distributed	(2,445,200)	$56	(5,904)

Balance, December 31, 2014	10,376,800		9,614

Granted	1,199,079		—
Forfeited	(163,221)		—
Distributed	(2,487,127)	$86	(3,244)

Balance, December 31, 2015	8,925,531		6,370

(1)
ROI Unit Stock Plan number of forfeited shares related to prior years was adjusted by 15,518 shares during the period.

(2)
Intrinsic value of SIP shares distributed represents the compensation value reported to the participants.

Awards granted under the stock plans are subject to forfeiture in the event a participant ceases employment with the Company. The stock plans provide that participants who discontinue employment with the Company without cause and continue to meet the terms of the plans' post-employment provisions will forfeit 50% of unvested previously granted awards unless the participant is over the age of 59, in which case the participant would be eligible to receive 100% of unvested awards previously granted. Distributions of remaining awards granted on or before January 1, 2009 to former participants will occur within 90 days of the anniversary of the termination of employment date over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year. Distributions of remaining awards granted on or after January 1, 2010 to former participants will occur over the remaining vesting schedule applicable to each grant. Through December 31, 2015, a total of 306,668 shares have been distributed under these post-employment provisions. These distributions are included in the table above.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes

Income tax expense for the three years ended December 31, 2015, 2014 and 2013 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, the income attributable to these noncontrolling interests is reported in the consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company's subsidiaries are subject to corporate taxation.

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

For the three years ended December 31, 2015, 2014 and 2013, the provision for income taxes consisted of:

	Year-ended December 31,
	2015	2014	2013
	(in millions)
Current
Federal	$4	$1	$(1)
State and local	—	—	—
Foreign	24	28	23

Total current	28	29	22

Deferred
Federal	14	21	17
State and local	—	—	—
Foreign	1	(3)	(6)

Total deferred	15	18	11

	$43	$47	$33

A reconciliation of the statutory U.S. Federal income tax rate of 35% to the Company's effective tax rate for the three years ending December 31, 2015, 2014 and 2013 is set forth below:

	Year-ended December 31,
	2015	2014	2013
U.S. Statutory Tax Rate	35.0%	35.0%	35.0%
Less: rate attributable to noncontrolling interests	(28.2)%	(28.6)%	(29.5)%
State, local and foreign taxes, net of federal benefit	2.6%	2.9%	2.0%

	9.4%	9.3%	7.5%

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes (Continued)

Significant components of the Company's deferred tax assets and liabilities, which are reported in other assets and in other liabilities and accrued expenses, respectively, in the consolidated statements of financial condition, as of December 31, 2015, 2014 and 2013 were as follows:

	December 31,
	2015	2014	2013
	(in millions)
Deferred tax assets
Arising from the acquisition of interests in IBG LLC	$288	$279	$295
Deferred compensation	5	6	8
Other	18	8	3

Total deferred tax assets	311	293	306

Deferred tax liabilities
Foreign, primarily THE	3	3	8
Other comprehensive income	—	—	—
Other	—	—	—

Total deferred tax liabilities	3	3	8

Net deferred tax assets	$308	$290	$298

As of and for the years ended December 31, 2015 and 2014, the Company had no unrecognized tax and no valuation allowances on deferred tax assets were required. The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2015, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2010, and to non-U.S. income tax examinations for tax years prior to 2006.

As of December 31, 2015, accumulated earnings held by non-U.S. subsidiaries totaled $1.0 billion (as of December 31, 2014 $1.0 billion). Of this amount, approximately $0.4 billion (as of December 31, 2014 $0.4 billion) is attributable to earnings of the Company's foreign subsidiaries that are considered "pass-through" entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for U.S. tax purposes and when they are remitted. With respect to certain of these subsidiaries' accumulated earnings (approximately $0.3 billion and $0.3 billion as of December 31, 2015 and December 31, 2014, respectively), repatriation would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution. The Company has not provided for its proportionate share of these additional foreign taxes as it does not intend to repatriate these earnings in the foreseeable future. For the same reason, the Company has not provided deferred U.S. tax on cumulative translation adjustments associated with these earnings.

The remainder of the accumulated earnings are attributable to non-U.S. subsidiaries that are not considered "pass-through" entities for U.S. tax purposes. The Company's U.S. tax basis in the stock of most of these entities exceeds its book basis. Establishing a deferred tax asset pursuant to ASC Topic 740 is not permitted as this difference will not reverse in the foreseeable future. In the instances

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes (Continued)

in which the Company's book basis were to exceed its U.S. tax basis, no deferred tax liability would be established as the Company would consider the earnings of those entities to be indefinitely reinvested.

13. Property, Equipment and Intangible Assets

Property, equipment and intangible assets, which are included in other assets in the consolidated statements of financial condition, consist of leasehold improvements, computer equipment, software developed for the Company's internal use, office furniture, equipment and acquired technology. As of December 31, 2015 and 2014, property, equipment and intangible assets consisted of:

	December 31,
	2015	2014
	(in millions)
Leasehold improvements	$16	$17
Computer equipment	9	9
Internally developed software	47	44
Office furniture and equipment	2	3

	74	73
Less—accumulated depreciation and amortization	(40)	(41)

Property and equipment, net	34	32

Intangible assets (acquired technology)	8	—
Less—accumulated amortization	(2)	—

Intangible assets, net	6	—

Total property, equipment and intangible assets, net	$40	$32

Depreciation and amortization of $22 million, $20 million and $19 million for the three years ended December 31, 2015, 2014 and 2013, respectively, is included in occupancy, depreciation and amortization expenses in the consolidated statements of comprehensive income. Amortization expense related to intangible assets is expect to be approximately $2 million for years ended December 31, 2016, 2017 and 2018, respectively.

14. Commitments, Contingencies and Guarantees

Claims Against Customers

On January 15, 2015, due to the sudden move in the value of the Swiss franc that followed an unprecedented action by the Swiss National Bank, which removed a previously instituted and repeatedly reconfirmed cap of the currency relative to the Euro, several of the Company's customers who held currency futures and spot positions suffered losses in excess of their deposits with the Company. The Company took immediate action to hedge its exposure to the foreign currency receivables from these customers. The Company estimates the losses related to this event, net of hedging activity and debt collection efforts, to be approximately $119 million. The Company is actively pursuing collection of the debts. The ultimate effect of this incident on the Company's results will depend upon the outcome of the Company's debt collection efforts.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Commitments, Contingencies and Guarantees (Continued)

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, "Contingencies." As of December 31, 2015 and 2014, reserves provided for potential losses related to litigation matters were not material.

Trading Technologies Matter

On February 3, 2010, Trading Technologies International, Inc. ("Trading Technologies") commenced an action in the U.S. District Court for the Northern District of Illinois, Eastern Division, against IBG LLC and IB LLC ("Defendants") alleging infringement of twelve U.S. patents and seeking, among other things, unspecified damages and injunctive relief. The Defendants filed an answer denying the claims and asserted counterclaims seeking a declaration that the patents have not been infringed and are invalid. The Defendants and/or certain codefendants filed petitions with the U.S. Patent and Trademark Office ("USPTO") for Covered Business Method ("CBM") Review on eight of the asserted patents, and will likely file petitions with respect to the others. Thus far the USPTO issued decisions instituting CBM Review on two of the asserted patents and has made a finding that it is more likely than not that the patents are invalid. While it is too early to predict the outcome of the matter, the Company believes it has meritorious defenses to the allegations made in the complaint and intend to defend itself vigorously against them.

Class Action Matter

On December 18, 2015, a former individual customer filed a purported class action complaint against IB LLC, IBG, Inc., and Thomas Frank, PhD, the Company's Executive Vice President and Chief Information Officer, in the U.S. District Court for the District of Connecticut. The complaint alleges that the former customer and members of the purported class of IB LLC's customers were harmed by alleged "flaws" in the computerized system used by the Company to close out (i.e., liquidate) positions in customer brokerage accounts that have margin deficiencies. The complaint seeks, among other things, undefined compensatory damages and declaratory and injunctive relief.

The Company believes that the complaint is without merit and the Company has filed a motion to dismiss it. Among other things, the Company's customer agreement, federal law and associated industry rules grant broker-dealers broad discretion to close out margin-deficient customer accounts for the broker's protection. Further, the Company does not believe that a purported class action is appropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any particular customer's margin-deficient account. IB LLC and the related defendants intend to defend themselves vigorously against the case and, consistent with past practice in connection with this type of unwarranted action, any potential claims for counsel fees and expenses incurred in defending the case shall be fully pursued against the plaintiff.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Commitments, Contingencies and Guarantees (Continued)

Leases

Operating Companies have non-cancelable operating leases covering office space. All but one of the office space leases are subject to escalation clauses based on specified costs incurred by the respective landlords and contain renewal elections. Rent expense calculated on a straight-line basis for the Company was $14 million, $13 million and $13 million for the three years ended December 31, 2015, 2014 and 2013, respectively, and is included in occupancy, depreciation and amortization expenses in the consolidated statements of comprehensive income. As of December 31, 2015, the Company's minimum annual lease commitments totaled $59 million, as follows:

Year	(in millions)
2016	$13
2017	12
2018	13
2019	4
Thereafter	17

$59

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. Segment and Geographic Information

The Company has two operating business segments: electronic brokerage and market making. These segments are supported by the corporate segment which provides centralized services and executes the Company's currency diversification strategy.

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

Management believes that the following information by business segment provides a reasonable representation of each segment's contribution to total net revenues and income before income taxes for the three years ended December 31, 2015, 2014 and 2013, and to total assets as of December 31, 2015, 2014 and 2013.

	Year ended December 31,
	2015	2014	2013
	(in millions)
Net revenues
Electronic brokerage	$1,097	$952	$819
Market making	298	284	361
Corporate	(206)	(193)	(103)

Total net revenues	$1,189	$1,043	$1,076

Income before income taxes
Electronic brokerage	$536	$589	$396
Market making	130	114	159
Corporate	(208)	(197)	(103)

Total income before income taxes	$458	$506	$451

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. Segment and Geographic Information (Continued)

	December 31,
	2015	2014	2013
	(in millions)
Segment Assets
Electronic brokerage	$44,421	$38,280	$31,334
Market making	10,825	12,172	12,140
Corporate	(6,512)	(7,067)	(5,602)

Total assets	$48,734	$43,385	$37,871

The Company operates its automated global business in the U.S. and international markets on more than 100 electronic exchanges and market centers. A significant portion of the Company's net revenues are generated by subsidiaries operating outside the U.S. International operations are comprised of electronic brokerage and market making activities in 25 countries in Europe, Asia and the Americas (outside the U.S.). In the first quarter of this year, the Company changed the presentation of its geographic segments, moving the companies and eliminations that were in the corporate segment to their respective geographic region. To provide meaningful comparison, prior period amounts have been reclassified for this change in presentation. The following table presents total net revenues and income before income taxes by geographic area for the three years ended December 31, 2015, 2014 and 2013.

	Year-ended December 31,
	2015	2014	2013
	(in millions)
Net revenues
United States	$832	$773	$754
International	357	270	322

Total net revenues	$1,189	$1,043	$1,076

Income before income taxes
United States	$294	$425	$324
International	164	81	127

Total income before income taxes	$458	$506	$451

16. Regulatory Requirements

As of December 31, 2015, aggregate excess regulatory capital for all of the Operating Companies was $3.4 billion.

IB LLC and TH LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and the Commodities and Futures Trading Commission's minimum financial requirements (Regulation 1.17), and THE is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement. Additionally, IBHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, THA is subject to the Australian Stock Exchange liquid capital requirement, THLI is subject to the Financial Market Authority Liechtenstein eligible capital requirements, THC and IBC are subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, IBUK is subject to the U.K. Financial Conduct Authority Capital Requirements

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. Regulatory Requirements (Continued)

Directive, IBI is subject to the National Stock Exchange of India net capital requirements and IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements. The following table summarizes capital, capital requirements and excess regulatory capital.

	Net Capital/ Eligible Equity	Requirement	Excess
	(in millions)
IB LLC	$2,367	$259	$2,108
TH LLC	375	1	374
THE	605	180	425
Other regulated Operating Companies	567	35	532

	$3,914	$475	$3,439

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain Operating Companies are subject to other regulatory restrictions and requirements.

As of December 31, 2015, all of the regulated Operating Companies were in compliance with their respective regulatory capital requirements.

17. Related Party Transactions

Receivable from affiliate, reported in other assets in the consolidated statement of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the consolidated statements of financial condition as of December 31, 2015 and December 31, 2014 were accounts receivable from directors, officers and their affiliates of $85 million and $152 million and payables of $698 million and $274 million, respectively. The Company may extend credit to these related parties in connection with margin loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

18. Subsequent Events

As required by FASB ASC Topic 855, "Subsequent Events," the Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date the consolidated financial statements were issued.

Except as disclosed in Note 4, no other recordable or disclosable events occurred.

*****

SUPPLEMENTARY DATA

Unaudited Quarterly results

The Company's unaudited quarterly results for 2015 and 2014 reflect the condensed consolidated operating results of IBG, Inc. and its subsidiaries.

	2015 Quarterly Data
	First	Second	Third	Fourth
	(in millions)
Revenues	$187	$405	$375	$289
Interest expense	15	18	16	18

Net revenues	172	387	359	271

Non-interest expenses
Execution and clearing	55	59	63	54
Employee compensation and benefits	57	58	56	56
Other	171	30	38	34

Total non-interest expenses	283	147	157	144

Income (loss) before income taxes	(111)	240	202	127
Income tax expense	(2)	19	20	6
Less net income (loss) attributable to noncontrolling interests	(96)	198	160	104

Net income (loss) available for common stockholders	$(13)	$23	$22	$17

Basic earnings per share	$(0.22)	$0.38	$0.35	$0.26

Diluted earnings per share	$(0.22)	$0.37	$0.35	$0.25

Net income (loss) available for common stockholders	$(13)	$23	$22	$17
Other comprehensive income (loss)
Cumulative translation adjustment, before income taxes	(1)	4	(8)	(5)
Income taxes related to items of other comprehensive income	—	—	—	—

Other comprehensive income (loss), net of tax	(1)	4	(8)	(5)

Comprehensive income (loss) available for common stockholders	$(14)	$27	$14	$12

Comprehensive income (loss) attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests	$(96)	$198	$160	$104
Other comprehensive income (loss)—cumulative translation adjustment	(9)	24	(44)	(24)

Comprehensive income (loss) attributable to noncontrolling interests	$(105)	$222	$116	$80

	2014 Quarterly Data
	First	Second	Third	Fourth
	(in millions)
Revenues	$369	$321	$196	$229
Interest expense	14	12	25	21

Net revenues	355	309	171	208

Non-interest expenses
Execution and clearing	54	52	52	54
Employee compensation and benefits	54	53	49	49
Other	29	30	30	31

Total non-interest expenses	137	135	131	134

Income before income taxes	218	174	40	74
Income tax expense	17	13	9	8
Less net income attributable to noncontrolling interests	182	146	28	58

Net income available for common stockholders	$19	$15	$3	$8

Basic earnings per share	$0.35	$0.27	$0.06	$0.12

Diluted earnings per share	$0.34	$0.26	$0.05	$0.12

Net income available for common stockholders	$19	$15	$3	$8
Other comprehensive income (loss)
Cumulative translation adjustment, before income taxes	—	2	(11)	(6)
Income taxes related to items of other comprehensive income	—	—	—	—

Other comprehensive income (loss), net of tax	—	2	(11)	(6)

Comprehensive income (loss) available for common stockholders	$19	$17	$(8)	$2

Comprehensive income (loss) attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$182	$146	$28	$58
Other comprehensive income (loss)—cumulative translation adjustment	3	9	(66)	(38)

Comprehensive income (loss) attributable to noncontrolling interests	$185	$155	$(38)	$20

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

In 2012, the Company's management created the Accounting Policy Committee (the "APC") to provide a robust framework for the design and implementation of all relevant controls. The APC is comprised of eleven (11) experienced subject matter experts from within the Company's accounting, tax and regulatory disciplines, and includes the CFO and the Chief Accounting Officer. The APC is responsible for assessing the effects of complex transactions and related accounting guidance on the Company's financial statements and to report the results of its assessments to management and to the Audit Committee. The APC's mandate includes review and approval of the adoption and implementation of accounting guidance (new or newly applicable) by the Company.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our CEO and our CFO, assessed the effectiveness of IBG, Inc.'s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on management's assessment and those criteria, management concluded that IBG, Inc. maintained effective internal control over financial reporting as of December 31, 2015.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2015, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes to Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting for the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interactive Brokers Group, Inc.
Greenwich, CT

We have audited the internal control over financial reporting of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2015, of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
New York, New York
February 26, 2016

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information related to the Company's directors and nominees under the following captions in the Company's Proxy Statement is incorporated by reference herein.

  •
  "Item 1—Election of Directors"

  •
  "Item 1—Election of Directors—Board Meetings and Committees"

Code of Ethics

IBG, Inc.'s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer, its Chief Financial Officer and its Chief Accounting Officer. Information relating to our Code of Business Conduct and Ethics is included in Part I, Item 1 of this Annual Report on Form 10-K. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or NASDAQ on the investor relations section of our website located at www.interactivebrokers.com/ir.

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

3.     Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Interactive Brokers Group, Inc. (filed as Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**
3.2	Amended bylaws of Interactive Brokers Group, Inc. (filed as Exhibit 3.1 to the Form 8-K filed by the Company on February 24, 2016).**
10.1	Amended and Restated Operating Agreement of IBG LLC (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**
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
10.5	Amended Interactive Brokers Group, Inc. 2007 Stock Incentive Plan.**+
10.6	Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan. (filed as Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+
10.7	Interactive Brokers Group, Inc. Amendment to the Exchange Agreement (filed as Exhibit 10.1 to the Form 8-K filed by the Company on June 6, 2012).**+
10.8
Second Amendment to Exchange Agreement by and among Interactive Brokers Group, Inc., IBG Holdings LLC, IBG (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 31, 2015 filed by the Company on November 9, 2015).**
10.9
First Amendment to Limited Liability Company Agreement of IBG Holdings LLC (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 31, 2015 filed by the Company on November 9, 2015).**
11.1
Statement Re; Computation of Earnings per Common Share (the calculation of per share earnings is disclosed in Part II, Item 8, Note 4 to the Consolidated Financial Statements "Equity and Earnings per Share" and is omitted in accordance with Item 601 Section (b)(11) of Regulation S-K).
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

*
Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2015, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Changes in Stockholders' Equity and (v) Notes to the Consolidated Financial Statements tagged in detail levels 1-4.

ITEMS. 15 (a)(1) and 15 (a)(2) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interactive Brokers Group, Inc.
Greenwich, CT

We have audited the consolidated financial statements of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and the Company's internal control over financial reporting as of December 31, 2015, and have issued our reports thereon dated February 26, 2016; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company listed in Item 15. These condensed financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such condensed financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
New York, New York
February 26, 2016

INTERACTIVE BROKERS GROUP, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(in millions, except share amounts)	2015	2014
Assets
Cash and cash equivalents	$1	$1
Investments in subsidiaries, equity basis	839	748
Other assets	317	294

Total assets	$1,157	$1,043

Liabilities and Equity
Liabilities:
Payable to affiliates	$291	$277
Accrued expenses and other liabilities	4	—

	295	277

Stockholders' equity:
Common stock, $0.01 par value per share:
Class A—Authorized—1,000,000,000, Issued—64,121,150 and 58,612,245 shares, Outstanding—63,985,335 and 58,473,186 shares as of December 31, 2015 and 2014	1	1
Class B—Authorized, Issued and Outstanding—100 shares as of December 31, 2015 and 2014	—	—
Additional paid-in capital	718	636
Retained earnings	144	120
Accumulated other comprehensive income, net of income taxes of $0 and $1 as of December 31, 2015 and 2014	2	12
Treasury stock, at cost, 135,815 and 139,059 shares as of December 31, 2015 and 2014	(3)	(3)

Total equity	862	766

Total liabilities and equity	$1,157	$1,043

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2015	2014	2013
Undistributed gains of subsidiaries, net	$67	$63	$53
Income tax expense	18	18	16

Net income	$49	$45	$37

Net income available for common stockholders	$49	$45	$37
Cumulative translation adjustment, net of tax	(10)	(15)	(3)

Comprehensive income available for common stockholders	$39	$30	$34

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2015	2014	2013
Cash flows from operating activities
Net income	$49	$45	$37
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed gains of subsidiaries, net	(67)	(63)	(53)
Deferred income taxes	13	22	18
Changes in operating assets and liabilities	9	5	2

Net cash provided by operating activities	4	9	4

Cash flows provided by investing activities	40	45	20

Cash flows used in financing activities	(34)	(39)	(20)

Effect of exchange rate changes on cash and cash equivalents	(10)	(15)	(3)

Net increase in cash and cash equivalents	—	—	1
Cash and cash equivalents at beginning of period	1	1	—

Cash and cash equivalents at end of period	$1	$1	$1

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—	$—

Cash paid for taxes	$—	$6	$—

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.

(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying condensed financial statements (the "Parent Company Financial Statements") of Interactive Brokers Group, Inc. ("IBG, Inc."), a Delaware holding company, including the notes thereto, should be read in conjunction with the consolidated financial statements of IBG, Inc. and its subsidiaries (the "Company") and the notes thereto. IBG, Inc.'s primary operating asset is its ownership interest in IBG LLC, an automated global electronic broker and market maker specializing in executing and clearing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 100 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers.

The preparation of the Parent Company Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosures in the condensed financial statements and accompanying notes.

Income Taxes

Refer to Note 2 to the consolidated financial statements.

2. Related Party Transactions

As of December 31, 2015, there were no receivables from affiliates. Dividends received from IBG LLC for the three years ended December 31, 2015, 2014 and 2013 were $40 million, $45 million and $20 million, respectively.

As of December 31, 2015 and 2014, respectively, payable to affiliates of $291 million and $277 million consisted primarily of amounts payable to Holdings under the Tax Receivable Agreement.

3. Stockholders' Equity

Refer to Note 4 to the consolidated financial statements.

4. Employee Incentive Plans

Refer to Note 11 to the consolidated financial statements.

5. Commitments, Contingencies and Guarantees

Refer to Note 14 to the consolidated financial statements.

6. Subsequent Events

As required by FASB ASC Topic, "Subsequent Events," IBG, Inc. has evaluated subsequent events for adjustment to or disclosure in its condensed financial statements through the date the condensed financial statements were issued. No recordable or disclosable events, not otherwise reported in these condensed financial statements or the notes thereto, occurred.

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

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS PETERFFY Thomas Peterffy	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 26, 2016
/s/ PAUL J. BRODY Paul J. Brody	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer)	February 26, 2016
/s/ EARL H. NEMSER Earl H. Nemser	Vice Chairman	February 26, 2016
/s/ DENIS MENDONCA Denis Mendonca	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2016
/s/ LAWRENCE E. HARRIS Lawrence E. Harris	Director	February 26, 2016
/s/ RICHARD GATES Richard Gates	Director	February 26, 2016