Form 10-Q
period 2016-03-31
Interactive Brokers Group, Inc.
filed 2016-05-10
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016 OR

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

As of May 6, 2016, there were 63,989,156 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10‑Q FOR THE QUARTER ENDED MARCH 31, 2016

1

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	March 31,	December 31,
(in millions, except share amounts)	2016	2015
Assets
Cash and cash equivalents	$1,747	$1,601
Cash and securities - segregated for regulatory purposes	23,508	21,309
Securities borrowed	4,011	3,924
Securities purchased under agreements to resell	805	195
Financial instruments owned, at fair value:
Financial instruments owned	2,067	1,987
Financial instruments owned and pledged as collateral	1,579	1,433
Total financial instruments owned, at fair value	3,646	3,420
Receivables:
Customers, less allowance for doubtful accounts of $131 and $130 as of March 31, 2016 and December 31, 2015	15,222	17,050
Brokers, dealers and clearing organizations	704	692
Interest	73	63
Total receivables	15,999	17,805
Other assets	470	480
Total assets	$50,186	$48,734
Liabilities and equity
Short-term borrowings	$4	$—
Securities loaned	2,401	2,894
Financial instruments sold, but not yet purchased, at fair value	2,960	2,617
Payables:
Customers	38,390	37,084
Brokers, dealers and clearing organizations	381	423
Affiliate	292	291
Accounts payable, accrued expenses and other liabilities	92	78
Interest	3	3
Total payables	39,158	37,879
Total liabilities	44,523	43,390
Commitments, contingencies and guarantees (see Note 11)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 64,123,982 and 64,121,150 shares, Outstanding – 63,989,156 and 63,985,335 shares as of March 31, 2016 and December 31, 2015	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	720	718
Retained earnings	171	145
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of March 31, 2016 and December 31, 2015	8	2
Treasury stock, at cost, 134,826 and 135,815 shares as of March 31, 2016 and December 31, 2015	(3)	(3)
Total stockholders’ equity	897	863
Noncontrolling interests	4,766	4,481
Total equity	5,663	5,344
Total liabilities and equity	$50,186	$48,734

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in millions, except for shares or per share amounts)	2016	2015
Revenues
Trading gains	$52	$62
Commissions and execution fees	166	149
Interest income	145	108
Other income (loss)	144	(132)
Total revenues	507	187
Interest expense	18	15
Total net revenues	489	172
Non-interest expenses
Execution and clearing	62	55
Employee compensation and benefits	58	57
Occupancy, depreciation and amortization	12	10
Communications	7	6
General and administrative	13	16
Customer bad debt	—	139
Total non-interest expenses	152	283
Income (loss) before income taxes	337	(111)
Income tax expense	27	(2)
Net income (loss)	310	(109)
Less net income (loss) attributable to noncontrolling interests	277	(96)
Net income (loss) available for common stockholders	$33	$(13)

Earnings per share
Basic	$0.52	$(0.22)
Diluted	$0.51	$(0.22)
Weighted average common shares outstanding
Basic	63,985,477	58,473,348
Diluted	65,255,903	58,473,348

Comprehensive income
Net income (loss) available for common stockholders	$33	$(13)
Other comprehensive income
Cumulative translation adjustment, before income taxes	6	(1)
Income taxes related to items of other comprehensive income	—	—
Other comprehensive income (loss), net of tax	6	(1)
Comprehensive income (loss) available for common stockholders	$39	$(14)

Comprehensive income attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests	$277	$(96)
Other comprehensive income (loss) - cumulative translation adjustment	33	(9)
Comprehensive income (loss) attributable to noncontrolling interests	$310	$(105)

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in millions)	2016	2015
Cash flows from operating activities
Net income (loss)	$310	$(109)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Deferred income taxes	8	(3)
Depreciation and amortization	6	5
Employee stock plan compensation	12	13
Unrealized losses on other investments, net	4	(11)
Bad debt expense	—	139
Change in operating assets and liabilities
Cash and securities - segregated for regulatory purposes	(2,199)	(1,307)
Securities borrowed	(87)	735
Securities purchased under agreements to resell	(610)	219
Financial instruments owned, at fair value	(260)	461
Receivables from customers	1,828	(525)
Other receivables	(22)	99
Other assets	(3)	10
Securities loaned	(493)	(94)
Financial instruments sold, but not yet purchased, at fair value	353	(322)
Payable to customers	1,306	429
Other payables	(31)	41
Net cash provided by (used in) operating activities	122	(220)

Cash flows from investing activities
Purchases of other investments	(6)	(14)
Distributions received and proceeds from sales of other investments	36	16
Purchase of property and equipment	(7)	(6)
Net cash provided by (used in) investing activities	23	(4)

Cash flows from financing activities
Short-term borrowings, net	4	(4)
Dividends paid to stockholders	(7)	(6)
Distributions to noncontrolling interests	(35)	(35)
Net cash used in financing activities	(38)	(45)

Effect of exchange rate changes on cash and cash equivalents	39	(10)
Net increase (decrease) in cash and cash equivalents	146	(279)
Cash and cash equivalents at beginning of period	1,601	1,269
Cash and cash equivalents at end of period	$1,747	$990

Supplemental disclosures of cash flow information
Cash paid for interest	$18	$18
Cash paid for taxes	$5	$10

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except for share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2016	64,121,150	$1	$718	$(3)	$145	$2	$863	$4,481	$5,344
Common stock distributed pursuant to stock incentive plans	2,832						—		—
Compensation for stock grants vesting in the future			2				2	10	12
Dividends paid to stockholders					(7)		(7)		(7)
Distributions from IBG LLC to noncontrolling interests							—	(35)	(35)
Comprehensive income					33	6	39	310	349
Balance, March 31, 2016	64,123,982	$1	$720	$(3)	$171	$8	$897	$4,766	$5,663

	Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except for share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2015	58,612,245	$1	$635	$(3)	$121	$12	$766	$4,419	$5,185
Common stock distributed pursuant to stock incentive plans	4,576						—		—
Compensation for stock grants vesting in the future			2				2	11	13
Dividends paid to stockholders					(6)		(6)		(6)
Distributions from IBG LLC to noncontrolling interests							—	(35)	(35)
Comprehensive loss					(13)	(1)	(14)	(105)	(119)
Balance, March 31, 2015	58,616,821	$1	$637	$(3)	$102	$11	$748	$4,290	$5,038

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.   Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 15.7% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker and market maker specializing in executing and clearing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 100 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, England, Switzerland, Liechtenstein, India, China (Hong Kong and Shanghai), Japan, and Australia. As of March 31, 2016, the Company had 1,114 employees worldwide.

IBG LLC is a Connecticut limited liability company that conducts its business through its operating subsidiaries (collectively, the “Operating Companies”): Interactive Brokers LLC (“IB LLC”); Interactive Brokers Canada Inc. (“IBC”); Interactive Brokers (U.K.) Limited and its subsidiary, Interactive Brokers (U.K.) Nominee Limited (collectively, “IBUK”); Interactive Brokers Securities Japan, Inc. (“IBSJ”); Interactive Brokers Hong Kong Limited (“IBHK”); Interactive Brokers (India) Private Limited (“IBI”); Interactive Brokers Australia Pty Limited and its subsidiary, Interactive Brokers Australia Nominees Pty Limited (collectively, “IBA”); IB Business Services (Shanghai) Company Limited (“IBBSS”); Timber Hill LLC (“TH LLC”); Timber Hill Europe AG and its subsidiary, Timber Hill (Liechtenstein) AG (collectively, “THE”); Timber Hill Australia Pty Limited (“THA”); Timber Hill Canada Company (“THC”); Interactive Brokers Financial Products S.A. (“IBFP”); Interactive Brokers Hungary KFT (“IBH”); Interactive Brokers Software Services Estonia OU (“IBEST”); Interactive Brokers Software Services Russia (“IBRUS”); Interactive Brokers Software Services (India) Private Limited (“IBSSI”); and IB Exchange Corp. (“IBEC”) and its subsidiaries, Interactive Brokers Corp. (“IB Corp”), and Covestor, Inc. and its subsidiary, Covestor Limited (collectively, “Covestor”).

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

Certain of the Operating Companies are members of various securities and commodities exchanges in North America, Europe and the Asia/Pacific region and are subject to regulatory capital and other requirements (see Note 13). IB LLC, IBC, IBUK, IBSJ, IBHK, and IBI carry securities accounts for customers or perform custodial functions relating to customer securities.

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 29, 2016. The condensed consolidated financial information as of December 31, 2015 has been derived from the audited consolidated financial statements not included herein.

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

Principles of Consolidation, including Noncontrolling Interests

The condensed consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries. As sole managing member of IBG LLC, IBG, Inc. exerts control over IBG LLC’s operations. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” the Company consolidates IBG LLC’s financial statements and records the interests in IBG LLC that it does not own as noncontrolling interests.

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

Cash and Securities - Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which have been promulgated to protect customer assets. Securities segregated for regulatory purposes consisted of U.S. government securities of $16.5 billion and $15.2 billion as of March 31, 2016 and December 31, 2015, respectively, and securities purchased under agreements to resell in the amount of $1.4 billion and $0.6 billion as of March 31, 2016 and December 31, 2015, respectively, which amounts approximate fair value.

Securities Borrowed and Securities Loaned

Securities borrowed and securities loaned are recorded at the amount of the cash collateral advanced or received. Securities borrowed transactions require the Company to provide counterparties with collateral, which may be in the form of cash, letters of credit or other securities. With respect to securities loaned, the Company receives collateral, which may be in the form of cash or other securities in an amount generally in excess of the fair value of the securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as permitted contractually. It is the Company’s policy to net, in the condensed consolidated statements of financial condition, securities borrowed and securities loaned entered into with the same counterparty that meet the offsetting requirements prescribed in FASB ASC Topic 210-20, “Balance Sheet – Offsetting” (“ASC Topic 210-20”).

Securities lending fees received and paid by the Company are included in interest income and interest expense, respectively, in the condensed consolidated statements of comprehensive income.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell, which are reported as collateralized financing transactions, are recorded at contract value, which approximates fair value. To ensure that the fair value of the underlying collateral remains sufficient, the collateral is valued daily with additional collateral obtained or excess collateral returned, as permitted under contractual provisions. It is the Company’s policy to net, in the condensed consolidated statements of financial condition, securities purchased under agreements to resell transactions and securities sold under agreements to repurchase transactions entered into with the same counterparty that meet the offsetting requirements prescribed in ASC Topic 210-20.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Customer Receivables and Payables

Customer securities transactions are recorded on a settlement date basis and customer commodities transactions are recorded on a trade date basis. Receivables from and payables to customers include amounts due on cash and margin transactions, including futures contracts transacted on behalf of customers. Securities owned by customers, including those that collateralize margin loans or other similar transactions, are not reported in the condensed consolidated statements of financial condition. Amounts receivable from customers that are determined by management to be uncollectible are recorded as customer bad debt expense in the condensed consolidated statements of comprehensive income.

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations include net receivables and payables from unsettled trades, including amounts related to futures and options on futures contracts executed on behalf of customers, amounts receivable for securities not delivered by the Company to the purchaser by the settlement date (“fails to deliver”) and cash deposits. Payables to brokers, dealers and clearing organizations also include amounts payable for securities not received by the Company from a seller by the settlement date (“fails to receive”).

Investments

The Company makes certain strategic investments related to its business and accounts for these investments under the cost method of accounting or under the equity method of accounting as required under FASB ASC Topic 323, “Investments - Equity Method and Joint Ventures.” Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of the Company’s initial investment and are adjusted each period for the Company’s share of the investee’s income or loss. The Company’s share of the income or losses from equity method investments is included in other income in the condensed consolidated statements of comprehensive income. The recorded amounts of the Company’s equity method investments, $21 million as of March 31, 2016 ($32 million as of December 31, 2015), which are included in other assets in the condensed consolidated statements of financial condition, increase or decrease accordingly. Contributions paid to and distributions received from equity method investees are recorded as additions or reductions, respectively, to the respective investment balance.

The Company also holds exchange memberships and investments in equity securities of certain exchanges, as required to qualify as a clearing member, and strategic investments in corporate stock that do not qualify for equity method accounting. Such investments, $34 million as of March 31, 2016 ($34 million as of December 31, 2015), are recorded at cost or, if an other‑than‑temporary impairment in value has occurred, at a value that reflects management’s estimate of the impairment, and are also included in other assets in the condensed consolidated statements of financial condition. Dividends received from cost basis investments are included in other income in the condensed consolidated statements of comprehensive income when such dividends are received.

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

Property, Equipment and Intangible Assets

Property, equipment and intangible assets, which are included in other assets in the condensed consolidated statements of financial condition, consist of leasehold improvements, computer equipment, software developed for the Company’s internal use, office furniture, equipment and acquired technology.

Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation and amortization are computed using the straight‑line method. Equipment is depreciated over the estimated useful lives of the assets, while leasehold improvements are amortized over the lesser of the estimated economic useful life of the asset or the term of the lease. Computer equipment is depreciated over three to five years and office furniture and equipment are depreciated over five to seven years. Qualifying costs for internally developed software are capitalized and amortized over the expected useful life of the developed software, not to exceed three years.  Intangible assets with a finite life are amortized on a straight line basis over their estimated useful lives of three years, and tested for recoverability whenever events indicate that the carrying amounts may not be recoverable.

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

Revenue Recognition

Trading Gains

Trading gains and losses are recorded on trade date and are reported on a net basis. Trading gains and losses are comprised of changes in the fair value of financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value (i.e., unrealized gains and losses) and realized gains and losses related to the Company’s market making business segment. Included in trading gains are net gains and losses on stocks, U.S. and foreign government securities, options, futures, foreign exchange and other derivative instruments. Dividends are integral to the valuation of stocks and interest is integral to the valuation of fixed income instruments. Accordingly, both dividends and interest income and expense attributable to financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value are reported on a net basis in trading gains in the condensed consolidated statements of comprehensive income.

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

Foreign Currency Gains and Losses

Currency translation refers to the gains and losses resulting from foreign currency transactions. Foreign currency translation gains and losses related to the Company’s currency diversification strategy are included in other income in the condensed consolidated statements of comprehensive income. Foreign currency translation gains and losses related to the market making core-business activities are included in trading gains in the condensed consolidated statements of comprehensive income. Electronic brokerage foreign currency translation gains and losses, arising from currency swap transactions, are included in interest income in the condensed consolidated statements of comprehensive income

Rebates

Rebates consist of volume discounts, credits or payments received from exchanges or other market centers related to the placement and/or removal of liquidity from the order flow in the marketplace. Rebates are recorded on an accrual basis and included net within execution and clearing expenses in the condensed consolidated statements of comprehensive income. Rebates received for trades executed on behalf of customers that elect tiered pricing are passed, in whole or part, to these customers; and such pass-through amounts are recorded net within commissions and execution fees in the condensed consolidated statements of comprehensive income.

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

The Company recognizes interest related to income tax matters as interest income or interest expense and penalties related to income tax matters as income tax expense in the condensed consolidated statements of comprehensive income.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Recently Issued Accounting Pronouncements

Following is a summary of recently issued FASB Accounting Standards Updates (“ASUs”) that have affected or may affect the Company’s condensed consolidated financial statements:

	Affects	Status

ASU 2014-15	Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.	Effective for the annual period ending after December 15, 2016.

ASU 2015-14	Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.	Effective for annual reporting periods beginning after December 15, 2017.

ASU 2016-01	Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.	Effective for fiscal years beginning after December 15, 2017.

ASU 2016-02

Leases (Topic 842):
Section A – Leases: Amendments to the FASB Accounting Standards Codification.
Section B – Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification.
Section C – Background Information and Basis for Conclusions.

Effective for fiscal years beginning after December 15, 2018.

ASU 2016-07	Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.	Effective beginning after December 15, 2016.

ASU 2016-08	Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).	Effective for annual reporting periods beginning after December 15, 2017.

ASU 2016-09	Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.	Effective for annual reporting periods beginning after December 15, 2016.

ASU 2016-10	Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.	Effective for annual reporting periods beginning after December 15, 2017.

Adoption of those ASUs that became effective during 2015 and 2016, prior to the issuance of the Company’s condensed consolidated financial statements, did not have a material effect on these financial statements.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of March 31, 2016, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.   Equity and Earnings Per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC, approximately 84.3% as of March 31, 2016.  The condensed consolidated financial statements reflect the results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC and its subsidiaries. The noncontrolling interests in IBG LLC attributable to Holdings are reported as a component of total equity in the condensed consolidated statements of financial condition, as described below.

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

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of March 31, 2016 and December 31, 2015,  1,000,000,000 shares of Class A common stock were authorized, of which 64,123,982 and 64,121,150 shares have been issued; and 63,989,156 and 63,985,335 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of March 31, 2016 and December 31, 2015, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of March 31, 2016 and December 31, 2015, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of March 31, 2016 and December 31, 2015, the unamortized balance of these deferred tax assets was $282 million and $288 million, respectively.

IBG, Inc. also entered into an agreement (the “Tax Receivable Agreement”) with Holdings to pay Holdings (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of tax basis increases. These payables to Holdings are reported as payable to affiliate in the Company’s condensed consolidated statements of financial condition. The remaining 15% is accounted for as a permanent increase to additional paid‑in capital in the Company’s condensed consolidated statements of financial condition.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid‑in capital arising from stock offerings from the date of the IPO through March 31, 2016 were $460 million, $391 million and $69 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $99 million through March 31, 2016 pursuant to the terms of the Tax Receivable Agreement.

The Exchange Agreement, as amended, provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from Holdings, which could result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, members of Holdings are able to request redemption of their interests.

At the time of IBG, Inc.’s IPO in 2007, three hundred sixty (360) million shares of authorized common stock were reserved for future sales and redemptions. From 2008 through 2010, Holdings redeemed 5,013,259 IBG LLC interests with a total value of $114 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption these IBG LLC interests were retired. From 2011 through 2015, IBG, Inc. issued 11,047,295 shares of common stock (with a fair value of $306 million) directly to Holdings in exchange for an equivalent number of member interests in IBG LLC.

As a consequence of these redemption transactions, and distribution of shares to employees (see Note 9), IBG, Inc.’s interest in IBG LLC has increased to approximately 15.7%, with Holdings owning the remaining 84.3% as of March 31, 2016.  The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 88.7% as of March 31, 2016.

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended March 31,
	2016	2015

	(in millions, except for shares or per share amounts)
Basic earnings per share
Net income (loss) available for common stockholders	$33	$(13)
Weighted average shares of common stock outstanding
Class A	63,985,377	58,473,248
Class B	100	100
	63,985,477	58,473,348
Basic earnings per share	$0.52	$(0.22)

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended March 31,
	2016	2015

	(in millions, except for shares or per share amounts)
Diluted earnings per share
Net income (loss) available for common stockholders	$33	$(13)
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	63,985,377	58,473,248
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	1,270,426	—
Class B	100	100
	65,255,903	58,473,348
Diluted earnings per share	$0.51	$(0.22)

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Member Distributions and Stockholder Dividends

During the three months ended March 31, 2016,  IBG LLC made distributions totaling $42 million, to its members, of which IBG, Inc.’s proportionate share was $7 million. In March 2016, the Company paid cash dividends of $0.10 per share of common stock, totaling $7 million.

On April 19, 2016, the Company declared a cash dividend of $0.10 per common share, payable on June 14, 2016 to stockholders of record as of June 1, 2016.

5.   Comprehensive Income

The following table presents comprehensive income and earnings per share on comprehensive income.

	Three Months Ended March 31,
	2016	2015

	(in millions, except for shares or per share amounts)

Comprehensive income (loss) available for common stockholders	$39	$(14)

Earnings per share on comprehensive income
Basic	$0.61	$(0.24)
Diluted	$0.60	$(0.24)
Weighted average common shares outstanding
Basic	63,985,477	58,473,348
Diluted	65,255,903	58,473,348

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

6.   Financial Assets and Financial Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy (see Note 2), financial assets and liabilities, measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015. As required by ASC Topic 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the respective fair value measurement.

	Financial Assets At Fair Value as of March 31, 2016

	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$16,529	$—	$—	$16,529
Financial instruments owned
Stocks	2,076	—	—	2,076
Options	1,131	—	—	1,131
Warrants and discount certificates	93	—	—	93
U.S. and foreign government securities	322	—	—	322
Corporate and municipal bonds	—	3	—	3
Currency forward contracts	—	21	—	21
Total financial instruments owned, at fair value	3,622	24	—	3,646
Total financial assets at fair value	$20,151	$24	$—	$20,175

	Financial Liabilities At Fair Value as of March 31, 2016
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$1,851	$—	$1	$1,852
Options	1,102	—	—	1,102
Warrants and discount certificates	1	—	—	1
Currency forward contracts	—	5	—	5
Total financial instruments sold, but not yet purchased, at fair value	2,954	5	1	2,960
Total financial liabilities at fair value	$2,954	$5	$1	$2,960

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Assets At Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$15,214	$—	$—	$15,214
Financial instruments owned, at fair value
Stocks	1,650	—	—	1,650
Options	1,156	—	—	1,156
Warrants and discount certificates	81	—	—	81
U.S. and foreign government securities	527	—	—	527
Corporate and municipal bonds	—	3	—	3
Currency forward contracts	—	3	—	3
Total financial instruments owned, at fair value	3,414	6	—	3,420
Total financial assets at fair value	$18,628	$6	$—	$18,634

	Financial Liabilities At Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$1,565	$—	$—	$1,565
Options	1,042	—	—	1,042
Warrants and discount certificates	1	—	—	1
Currency forward contracts	—	9	—	9
Total financial instruments sold, but not yet purchased, at fair value	2,608	9	—	2,617
Total financial liabilities at fair value	$2,608	$9	$—	$2,617

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

During the quarters ended March 31, 2016 and 2015, there were no transfers between levels for financial assets and liabilities, at fair value.

Level 3 Financial Assets and Financial Liabilities

The Company’s Level 3 financial assets and financial liabilities were comprised of delisted securities reported within financial instruments sold, but not yet purchased, at fair value in the condensed consolidated statements of financial condition. As of March 31, 2016 financial liabilities included $1 million of Level 3 securities which were transferred from Level 1 during 2016 as a result of a corporate action.

Trading Gains from Market Making Transactions

Trading gains and losses from market making transactions reported in the statements of comprehensive income, by major product type, are comprised of:

	Three Months Ended March 31,
	2016	2015

	(in millions)
Equities	$50	$51
Foreign exchange	2	11
Total trading gains, net	$52	$62

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	March 31, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$1,747	$1,747	$1,747	$-	$-
Cash and securities segregated for regulatory purposes	6,979	6,979	5,532	1,447	-
Securities borrowed	4,011	4,011	-	4,011	-
Securities purchased under agreements to resell	805	805	-	805	-
Receivables from customer	15,222	15,222	-	15,222	-
Receivables from broker, dealers, and clearing organizations	704	704	-	704	-
Interest receivable	73	73	-	73	-
Other assets	29	30	-	30	-
Total financial assets, not measured at fair value	$29,570	$29,571	$7,279	$22,292	$—

Financial liabilities, not measured at fair value
Short-term borrowings	$4	$4	$-	$4	$-
Securities loaned	2,401	2,401	-	2,401	-
Payables to customer	38,390	38,390	-	38,390	-
Payables to brokers, dealers and clearing organizations	381	381	-	381	-
Interest payable	3	3	-	3	-
Total financial liabilities, not measured at fair value	$41,179	$41,179	$—	$41,179	$—

	December 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$1,601	$1,601	$1,601	$-	$-
Cash and securities segregated for regulatory purposes	6,095	6,095	5,533	562	-
Securities borrowed	3,924	3,924	-	3,924	-
Securities purchased under agreements to resell	195	195	-	195	-
Receivables from customer	17,050	17,050	-	17,050
Receivables from broker, dealers, and clearing organizations	692	692	-	692	-
Interest receivable	63	63	-	63	-
Other assets	28	31	-	31	-
Total financial assets, not measured at fair value	$29,648	$29,651	$7,134	$22,517	$—

Financial liabilities, not measured at fair value
Securities loaned	$2,894	2,894	-	2,894	-
Payables to customer	37,084	37,084	-	37,084	-
Payables to brokers, dealers and clearing organizations	423	423	-	423	-
Interest payable	3	3	-	3	-
Total financial liabilities, not measured at fair value	$40,404	$40,404	$—	$40,404	$—

Netting of Financial Assets and Financial Liabilities

It is the Company’s policy to net securities borrowed and securities loaned, and securities purchased under agreements to resell and securities sold under agreements to repurchase that meet the offsetting requirements prescribed in ASC Topic 210-20. In the tables below, the amounts of financial instruments that are not offset in the condensed consolidated statements of financial condition, but could be netted against cash or financial instruments with specific counterparties under master netting agreements, according to the terms of the agreements, including clearing houses (exchange traded options, warrants and discount certificates) or over the counter currency forward contract counterparties, are presented to provide financial statement readers with the Company’s net payable or receivable with counterparties for these financial instruments.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables sets forth the netting of financial assets and of financial liabilities as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	Gross	Amounts	Net Amounts	Amounts Not Offset
	Amounts	Offset in the	Presented in	in the Condensed
	of Financial	Condensed	Condensed	Consolidated Statement
	Assets and	Consolidated	Consolidated	of Financial Condition
	Liabilities	Statement of	Statement of	Cash or Financial
	Recognized	Financial Condition	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of Financial Assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$1,447 [1]	$—	$1,447	$(1,447)	$—
Securities borrowed	4,011	—	4,011	(3,863)	148
Securities purchased under agreements to resell	805	—	805	(805)	—
Financial Instruments owned, at fair value
Options	1,131	—	1,131	(1,093)	38
Warrants and discount certificates	93	—	93	(1)	92
Currency forward contracts	21	—	21	—	21
Total	$7,508	$—	$7,508	$(7,209)	$299

	(in millions)
Offsetting of Financial Liabilities
Securities loaned	$2,401	$—	$2,401	$(2,307)	$94
Financial instruments sold, but not yet purchased, at fair value
Options	1,102	—	1,102	(1,093)	9
Warrants and discount certificates	1	—	1	(1)	—
Currency forward contracts	5	—	5	—	5
Total	$3,509	$—	$3,509	$(3,401)	$108

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2015
	Gross	Amounts	Net Amounts	Amounts Not Offset
	Amounts	Offset in the	Presented in	in the Condensed
	of Financial	Condensed	Condensed	Consolidated Statement
	Assets and	Consolidated	Consolidated	of Financial Condition
	Liabilities	Statement of	Statement of	Cash or Financial
	Recognized	Financial Condition	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of Financial Assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$562 [1]	$—	$562	$(562)	$—
Securities borrowed	3,924	—	3,924	(3,816)	108
Securities purchased under agreements to resell	195	—	195	(195)	—
Financial Instruments owned, at fair value
Options	1,156	—	1,156	(1,032)	124
Warrants and discount certificates	81	—	81	(1)	80
Currency forward contracts	3	—	3	—	3
Total	$5,921	$—	$5,921	$(5,606)	$315

	(in millions)
Offsetting of Financial Liabilities
Securities loaned	$2,894	$—	$2,894	$(2,773)	$121
Financial instruments sold, but not yet purchased, at fair value
Options	1,042	—	1,042	(1,032)	10
Warrants and discount certificates	1	—	1	(1)	—
Currency forward contracts	9	—	9	—	9
Total	$3,946	$—	$3,946	$(3,806)	$140

(1)

As of March 31, 2016 and December 31, 2015, the Company had $1.4 billion and $0.6 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Cash and securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

Secured Financing Transactions – Maturities and Collateral Pledged

The following table presents gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged.

	March 31, 2016
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities Loaned
Stocks	$2,379	$-	$-	$-	$2,379
Corporate bonds	22	-	-	-	22
Total	$2,401	$-	$-	$-	$2,401

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2015
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities Loaned
Stocks	$2,873	$-	$-	$-	$2,873
Corporate bonds	21	-	-	-	21
Total	$2,894	$-	$-	$-	$2,894

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of March 31, 2016 and December 31, 2015, approximately $15.2 billion and $17.0 billion, respectively, of customer margin loans were outstanding.

The following table summarizes the amounts related to collateralized transactions as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)
Securities lending transactions	$10,094	$2,208	$12,131	$2,229
Securities purchased under agreements to resell transactions (1)	2,256	2,249	757	743
Customer margin assets	18,991	6,714	14,905	6,279
	$31,341	$11,171	$27,793	$9,251

(1)

As of March 31, 2016,  $1.4 billion or 64%  (as of December 31, 2015,  $0.6 billion or 76%) of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of March 31, 2016 and December 31, 2015, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, as of March 31, 2016 and December 31, 2015 are presented in the following table:

	March 31,	December 31,
	2016	2015

	(in millions)
Stocks	$1,262	$915
U.S. and foreign government securities	317	518
	$1,579	$1,433

8. Other Income

The components of other income for the three months ended March 31, 2016 and 2015 were:

	Three Months Ended March 31,
	2016	2015

	(in millions)
Payments for order flow	$4	$4
Market data fees	9	7
Account activity fees	4	4
Risk exposure fees	5	4
Gains on financial instruments, at fair value and other investments, net	35	32
Gains (losses) from currency diversification strategy, net	84	(187)
Other, net	3	4
	$144	$(132)

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

9. Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based Operating Companies who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years. Included in employee compensation and benefits expenses in the condensed consolidated statements of comprehensive income were $1 million of plan contributions for the three months ended March 31, 2016 and 2015, respectively.

2007 ROI Unit Stock Plan

In connection with the IPO, the Company adopted the IBG, Inc. 2007 ROI Unit Stock Plan (“ROI Unit Stock Plan”). An aggregate of 1,271,009 shares of restricted common stock (consisting of 1,250,000 shares issued under the ROI Unit Stock Plan and 21,009 shares under the 2007 Stock Incentive Plan, as described below), with a fair value at the date of grant of $38 million were issued to IBG LLC and held as treasury stock.

As of March 31, 2016, the Company has 5,381 shares of common stock remaining to be distributed to former employees under the ROI Unit Stock Plan.

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

As a result of the Company’s organizational structure, a description of which can be found on page 4 of the Company’s Annual Report Form 10-K, in Part I Item 1, there is no dilutive effect upon ownership of common stockholders of issuing shares under the Stock Incentive Plan. The issuances do not dilute the book value of the ownership of common stockholders since the restricted stock units are granted at market value, and upon their vesting and the related issuance of shares of common stock, the ownership of IBG, Inc. in IBG LLC, increases proportionately to the shares issued. As a result of such proportionate increase in share ownership, the dilution upon issuance of common stock is borne by IBG LLC’s majority member (i.e., noncontrolling interest), Holdings, and not by IBG, Inc. or its common stockholders. Additionally, dilution of earnings that may take place after issuance of common stock is reflected in EPS reported in the Company’s financial statements. The EPS dilution can be neither estimated nor projected, but historically it has not been material.

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

Stock Incentive Plan share grants (excluding 21,009 shares issued pursuant to the ROI Unit Stock Plan described above) and the related fair values since the plan inception are presented in the table below:

			Fair Value at
			Date of Grant
	Shares		($ millions)
Prior periods (since inception)	17,284,454		$302
December 31, 2013	1,894,046		46
December 31, 2014	1,709,968		49
December 31, 2015	1,208,630	[1]	53
	22,097,098		$450

(1)	Stock Incentive Plan number of granted shares related to 2015 was adjusted by 9,551 additional shares during the current period.

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

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $12 million and $13 million for the three months ended March 31, 2016 and 2015, respectively. Estimated future compensation costs for unvested awards, net of forfeiture credits, as of March 31, 2016 are $33 million.

The following summarizes the Stock Incentive Plan and ROI Unit Stock Plan activities for the three year period from December 31, 2015 through March 31, 2016:

	Stock
	Incentive Plan		ROI Unit
	("SIP")		Stock Plan
	Shares		(Shares)
Balance, December 31, 2015	8,935,082	[1]	6,370
Granted	—		—
Forfeited	(23,389)		—
Distributed	(2,832)		(989)
Balance, March 31, 2016	8,908,861		5,381

(1)	Stock Incentive Plan number of granted shares related to 2015 was adjusted by 9,551 additional shares during the current period.

Awards granted under the stock plans are subject to forfeiture in the event a participant ceases employment with the Company. The stock plans provide that participants who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post‑employment provisions will forfeit 50% of unvested previously granted awards unless the participant is over the age of 59, in which case the participant would be eligible to receive 100% of unvested awards previously granted. Distributions of remaining awards granted on or before January 1, 2009 to former participants will occur within 90 days of the anniversary of the termination of employment date over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year. Distributions of remaining awards granted on or after January 1, 2010 to former participants will occur over the remaining vesting schedule applicable to each grant. Through March 31, 2016, a total of 310,489 shares have been distributed under these post‑employment provisions. These distributions are included in the table above.

10. Income Taxes

Income tax expense for the three months ended March 31, 2016 and 2015 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

As of and for the three months ended March 31, 2016 and 2015,  the Company had no unrecognized tax and no valuation allowances on deferred tax assets were required. The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of March 31, 2016, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2010, and to non-U.S. income tax examinations for tax years prior to 2006.

As of March 31, 2016, accumulated earnings held by non‑U.S. subsidiaries totaled $1.0 billion  (as of December 31, 2015 $1.0 billion). Of this amount, approximately $0.4 billion  (as of December 31, 2015 $0.4 billion) is attributable to earnings of the Company’s foreign subsidiaries that are considered “pass‑through” entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for U.S. tax purposes

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

and when they are remitted. With respect to certain of these subsidiaries’ accumulated earnings (approximately $0.2 billion and $0.3 billion as of March 31, 2016 and December 31, 2015, respectively), repatriation would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution. The Company has not provided for its proportionate share of these additional foreign taxes as it does not intend to repatriate these earnings in the foreseeable future. For the same reason, the Company has not provided deferred U.S. tax on cumulative translation adjustments associated with these earnings.

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

11.   Commitments, Contingencies and Guarantees

Claims Against Customers

On January 15, 2015, due to the sudden move in the value of the Swiss franc that followed an unprecedented action by the Swiss National Bank, which removed a previously instituted and repeatedly reconfirmed cap of the currency relative to the Euro, several of the Company’s customers who held currency futures and spot positions suffered losses in excess of their deposits with the Company. The Company took immediate action to hedge its exposure to the foreign currency receivables from these customers. The Company estimates the cumulative losses related to this event, net of hedging activity and debt collection efforts, to be approximately $119 million. The Company is actively pursuing collection of the debts. The ultimate effect of this incident on the Company’s results will depend upon the outcome of the Company’s debt collection efforts.

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of March 31, 2016 and 2015, reserves provided for potential losses related to litigation matters were not material.

Trading Technologies Matter

On February 3, 2010, Trading Technologies International, Inc. (“Trading Technologies”) commenced an action in the U.S. District Court for the Northern District of Illinois, Eastern Division, against IBG LLC and IB LLC (“Defendants”) alleging infringement of twelve U.S. patents and seeking, among other things, unspecified damages and injunctive relief. The Defendants filed an answer denying the claims and asserted counterclaims seeking a declaration that the patents have not been infringed and are invalid. The Defendants and/or certain codefendants filed petitions with the U.S. Patent and Trademark Office (“USPTO”) for Covered Business Method (“CBM”) Review on eight of the asserted patents, and will likely file petitions with respect to the others.  Thus far the USPTO issued decisions instituting CBM Review on six of the asserted patents and has made a finding that it is more likely than not that the patents are invalid. On February 19, 2016, the Defendants filed a motion requesting to stay the litigation in light of the CBM Review petitions. While it is too early to predict the outcome of the matter, the Company believes it has meritorious defenses to the allegations made in the complaint and intend to defend itself vigorously against them.

Class Action Matter

On December 18, 2015, a former individual customer filed a purported class action complaint against IB LLC, IBG, Inc., and Thomas Frank, PhD, the Company’s Executive Vice President and Chief Information Officer, in the U.S. District Court for the District of Connecticut. The complaint alleges that the former customer and members of the purported class of IB LLC’s customers were harmed by alleged “flaws” in the computerized system used by the Company to close out (i.e., liquidate) positions in customer brokerage accounts that have margin deficiencies. The complaint seeks, among other things, undefined compensatory damages and declaratory and injunctive relief.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company believes that the complaint is without merit and the Company has filed a motion to dismiss it. Among other things, the Company’s customer agreement, federal law and associated industry rules grant broker-dealers broad discretion to close out margin-deficient customer accounts for the broker’s protection. Further, the Company does not believe that a purported class action is appropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any particular customer’s margin-deficient account. IB LLC and the related defendants intend to defend themselves vigorously against the case and, consistent with past practice in connection with this type of unwarranted action, any potential claims for counsel fees and expenses incurred in defending the case shall be fully pursued against the plaintiff.

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

Significant transactions and balances between the Operating Companies occur, primarily as a result of certain Operating Companies holding exchange or clearing organization memberships, which are utilized to provide execution and clearing services to affiliates. Charges for transactions between segments are designed to approximate full costs. Intra‑segment and intra‑region income and expenses and related balances have been eliminated in this segment and geographic information to reflect the external business conducted in each segment or geographic region. Corporate items include non‑allocated corporate income and expenses that are not attributed to segments for performance measurement, net gains and losses on positions held as part of our overall currency diversification strategy, corporate assets and eliminations.

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three months ended March 31, 2016 and 2015, and to total assets as of March 31, 2016 and December 31, 2015.

	Three Months Ended March 31,
	2016	2015

	(in millions)
Net revenues
Electronic brokerage	$347	$290
Market making	59	67
Corporate	83	(185)
Total net revenues	$489	$172
Income before income taxes
Electronic brokerage	$235	$51
Market making	20	27
Corporate	82	(189)
Total income (loss) before income taxes	$337	$(111)

	March 31,	December 31,
	2016	2015

	(in millions)
Segment Assets
Electronic brokerage	$45,784	$44,421
Market making	11,170	10,825
Corporate	(6,768)	(6,512)
Total assets	$50,186	$48,734

The Company operates its automated global business in the U.S. and international markets on more than 100 electronic exchanges and market centers. A significant portion of the Company’s net revenues are generated by subsidiaries operating outside the U.S. International operations are comprised of electronic brokerage and market making activities in 25 countries in Europe, Asia and the Americas (outside the U.S.). The following table presents total net revenues and income before income taxes by geographic area for the three months ended March 31, 2016 and 2015. The geographic analysis presented below is based on the location of the subsidiaries in which the transactions are recorded. This geographic information does not reflect the way the Company’s business is managed.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31,
	2016	2015

	(in millions)
Net revenues
United States	$404	$72
International	85	100
Total net revenues	$489	$172
Income before income taxes
United States	$308	$(164)
International	29	53
Total income (loss) before income taxes	$337	$(111)

13. Regulatory Requirements

As of March 31, 2016, aggregate excess regulatory capital for all of the Operating Companies was $3.8 billion.

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

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$2,618	$251	$2,367
TH LLC	342	1	341
THE	637	202	435
Other regulated Operating Companies	688	59	629
	$4,285	$513	$3,772

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain Operating Companies are subject to other regulatory restrictions and requirements.

As of March 31, 2016,  all of the regulated Operating Companies were in compliance with their respective regulatory capital requirements.

14. Related Party Transactions

Receivable from affiliate, reported in other assets in the condensed consolidated statement of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the condensed consolidated statements of financial condition as of March 31, 2016 and December 31, 2015 were accounts receivable from directors, officers and their affiliates of $42 million and $85 million and payables of $789 million and $698 million, respectively. The Company may extend credit to these related parties in connection with margin loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

15. Subsequent Events

As required by FASB ASC Topic 855, “Subsequent Events,” the Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date the condensed consolidated financial statements were issued.

Except as disclosed in Note 4, no other recordable or disclosable events occurred.

*****

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes in Item 1, included elsewhere in this report. In addition to historical information, the following discussion also contains forward‑looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward‑looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) on February 29, 2016 and elsewhere in this report.

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 15.7% of the membership interests of IBG LLC. The remaining approximately 84.3% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder, Chairman and Chief Executive Officer, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The below table shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of March 31, 2016.

	Public	Holdings	Total
Ownership %	15.7%	84.3%	100.0%
Membership interests	63,994,537	343,040,504	407,035,041

We are an automated global electronic broker and market maker. We custody and service accounts for hedge and mutual funds, registered investment advisers, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders and executing and processing trades in securities, futures, and foreign exchange instruments on more than 100 electronic exchanges and market centers around the world. Since our inception in 1977, we have focused on developing proprietary software to automate broker‑dealer functions. The proliferation of electronic exchanges in the last 25 years has provided us with the opportunity to integrate our software with an increasing number of exchanges and market centers into one automatically functioning, computerized platform that requires minimal human intervention.

When we use the terms “we,” “us,” and “our,” we mean IBG, Inc. and its subsidiaries for the periods presented.

Business Segments

We report our results in two operating business segments, electronic brokerage and market making. These segments are analyzed separately as these are the two principal business activities from which we derive our revenues and to which we allocate resources.

•

Electronic Brokerage. We conduct our electronic brokerage business through certain Interactive Brokers (“IB”) subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on the technology originally developed for our market making business, IB’s systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account. We offer our customers access to all classes of tradable, primarily exchange‑listed products, including stocks, bonds, options, futures, forex and mutual funds traded on more than 100 exchanges and market centers in 24 countries and in 23 currencies around the world seamlessly. The emerging complexity of multiple market centers has provided us with the opportunity of building and continuously adapting our order routing software to secure excellent execution prices.

Our customer base is diverse with respect to geography and segments. Currently, more than half of our customers reside outside the U.S. in over 190 countries. Approximately 64% of our customers’ equity is in institutional accounts such as hedge funds, financial advisors, proprietary trading desks, and introducing brokers. Specialized products and services that we have developed are successfully attracting these accounts.  For example, we offer prime brokerage services, including capital introduction and securities lending to hedge funds; and our model portfolio technology and automated share allocation and rebalancing tools are particularly attractive to financial advisors.  We provide a host of analytical tools such as the Probability LabSM, which allows our customers to analyze option strategies under various market assumptions.  IB Investors’ MarketplaceSM allows wealth advisors to search for money managers and assign them to client accounts based on their investment strategy. IB EmployeeTrackSM is widely used by compliance officers of financial institutions to streamline the process of tracking their employees’ brokerage activities.  IB Portfolio Builder allows our customers to set up an investment strategy based on research and rankings from top research providers and fundamental data. In addition, our RIA Compliance Center provides information to assist advisors with registration and compliance obligations.

•

Market Making.  We conduct our market making business primarily through our Timber Hill subsidiaries. As one of the largest market makers on many of the world’s leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over one million tradable, exchange‑listed products. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time. Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, thus minimizing the risk of our portfolio at all times. This real‑time rebalancing of our portfolio, together with our real‑time proprietary risk management system, enables us to curtail risk and to be profitable in both up‑market and down‑market scenarios. In the past several years our market making business has suffered from competitive pressures and along with the rapid increase of our electronic brokerage business, its significance has diminished.

The operating business segments are supported by our corporate segment which provides centralized services and executes our currency diversification strategy.

Executive Overview

First Quarter Results:    Diluted earnings per share were $0.51 for the quarter ended March 31, 2016 (“current quarter”), compared to diluted earnings per share of $(0.22) for the quarter ended March 31, 2015 (“prior year quarter”).    The calculation of diluted earnings per share is detailed in Note 4 to the condensed consolidated financial statements elsewhere in this report.

On a comprehensive basis, which includes other comprehensive income (“OCI”), diluted earnings per share were $0.60 for the current quarter, compared to diluted earnings per share of $(0.24) for the prior year quarter.

In connection with our currency diversification strategy, we determine our net worth in GLOBALs, a basket of 16 major currencies in which we hold our equity. As a result, as of March 31, 2016, approximately 58% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy increased our comprehensive earnings by $123 million (versus a decrease of $197 million in the prior year quarter), as the U.S. dollar value of the GLOBAL increased by approximately 2.3%. The effects of our currency diversification strategy are reported as (1) a component of other income in the condensed consolidated statement of comprehensive income and (2) OCI in the condensed consolidated statement of financial condition and the condensed consolidated statement of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

Consolidated:  For the current quarter, our net revenues were $489 million and income before income taxes was $337 million, compared to net revenues of $172 million and loss before income taxes of $111 million in the prior year quarter.  The increase in income before income taxes was mainly driven by gains from our currency diversification strategy in the current quarter and the non-recurrence of customer bad debt expenses resulting from the Swiss franc event described below in the prior year quarter; along with higher net interest income, which increased 37%; and commission and execution fees, which increased 11%; partially offset in the current quarter by higher execution and clearing expenses, which increased 13%; and employee compensation and benefits expenses, which increased 2%.  Our pre-tax profit margin was 69%, compared to -65% for the prior year quarter.

Electronic Brokerage: For the current quarter, income before income taxes in our electronic brokerage segment increased $184 million, or 361%, compared to the prior year quarter, mainly driven by the non-recurrence of $139 million in customer bad debt expenses in the prior year quarter due to the Swiss franc event described below.  Net revenues increased 20%, mainly from an 11% increase in commissions and execution fees from higher customer trade volumes; as well as, from a 35% increase in net interest income due to higher customer cash balances, the majority of which were invested in interest-bearing U.S. government securities during the current quarter. Pre-tax profit margin was 68% for the current quarter and 18% for the prior year quarter. Customer accounts grew 17% and customer equity increased 15% from the prior year quarter.  For the current quarter, total Daily Average Revenue Trades (“DARTs”) for cleared and execution‑only customers increased 15% to 748 thousand, compared to 648 thousand in the prior year quarter.

Sudden Move in the Value of the Swiss Franc

On January 15, 2015, in an unprecedented action, the Swiss National Bank removed a previously instituted and repeatedly confirmed cap of the currency relative to the euro, causing a sudden move in the value of the Swiss franc. Several of our customers holding currency futures and spot positions suffered losses in excess of their deposits with us. We took immediate action to hedge our exposure to the foreign currency receivables from these customers. During 2015, we incurred cumulative losses, net of hedging activity and debt collection efforts, of $119 million. We continue to actively pursue collection of the debts. The ultimate effect of this incident on our results will depend upon the outcome of our debt collection efforts.

Market Making: For the current quarter, income before income taxes in our market making segment decreased $7 million, or 26%, compared to the prior year quarter. While market volatility levels were generally favorable, trading gains were negatively impacted by divergence in price behavior among a significant number of individual stocks during the current quarter. Pre-tax profit margin was 34% for the current quarter and 40% for the prior year quarter.

Trading Volumes

The following tables present historical trading volumes for our business. However, volumes are not the only drivers in our business.

TRADE VOLUMES:

(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2013	65,320		173,849		18,489		257,658		1,029
2014	64,530	-1%	206,759	19%	18,055	-2%	289,344	12%	1,155
2015	65,937	2%	242,846	17%	18,769	4%	327,553	13%	1,305

1Q2015	15,404		58,208		4,581		78,193		1,282
1Q2016	17,255	12%	71,145	22%	4,731	3%	93,131	19%	1,527

4Q2015	16,985		60,848		4,863		82,696		1,313
1Q2016	17,255	2%	71,145	17%	4,731	-3%	93,131	13%	1,527

CONTRACT AND SHARE VOLUMES:

(in 000’s, except %)

TOTAL

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2013	659,673		121,776		95,479,739
2014	631,265	-4%	123,048	1%	153,613,174	61%
2015	634,388	0%	140,668	14%	172,742,520	12%

1Q2015	154,289		33,612		35,336,325
1Q2016	151,912	-2%	41,238	23%	38,350,112	9%

4Q2015	156,125		33,436		35,150,818
1Q2016	151,912	-3%	41,238	23%	38,350,112	9%

MARKET MAKING

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2013	404,490		18,184		12,849,729
2014	344,741	-15%	15,668	-14%	12,025,822	-6%
2015	335,406	-3%	14,975	-4%	15,376,076	28%

1Q2015	83,013		3,408		2,969,719
1Q2016	82,345	-1%	4,344	27%	4,618,495	56%

4Q2015	82,106		4,047		3,677,274
1Q2016	82,345	0%	4,344	7%	4,618,495	26%

Notes:

(1)	Futures contract volume includes options on futures

BROKERAGE TOTAL

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2013	255,183		103,592		82,630,010
2014	286,524	12%	107,380	4%	141,587,352	71%
2015	298,982	4%	125,693	17%	157,366,444	11%

1Q2015	71,276		30,204		32,366,606
1Q2016	69,567	-2%	36,894	22%	33,731,617	4%

4Q2015	74,019		29,389		31,473,544
1Q2016	69,567	-6%	36,894	26%	33,731,617	7%

BROKERAGE CLEARED

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2013	180,660		101,732		78,829,785
2014	225,662	25%	106,074	4%	137,153,132	74%
2015	244,356	8%	124,206	17%	153,443,988	12%

1Q2015	58,537		29,824		31,418,644
1Q2016	58,531	0%	36,546	23%	32,617,117	4%

4Q2015	59,934		29,030		30,405,179
1Q2016	58,531	-2%	36,546	26%	32,617,117	7%

Notes:

(1)	Futures contract volume includes options on futures

BROKERAGE STATISTICS:

(in 000’s, except % and where noted)

Year over Year	1Q2016	1Q2015	% Change
Total Accounts	345	296	17%
Customer Equity (in billions) *	$70.1	$61.2	15%

Cleared DARTs	688	590	17%
Total Customer DARTs	748	648	15%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$3.86	$4.05	-5%
DART per Avg. Account (Annualized)	513	513	0%
Net Revenue per Avg. Account (Annualized)**	$3,709	$3,648	2%

Consecutive Quarters	1Q2016	1Q2015	% Change
Total Accounts	345	331	4%
Customer Equity (in billions) *	$70.1	$67.4	4%

Cleared DARTs	688	582	18%
Total Customer DARTs	748	641	17%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$3.86	$3.81	1%
DART per Avg. Account (Annualized)	513	447	15%
Net Revenue per Avg. Account (Annualized)**	$3,709	$3,239	14%

*     Excludes non‑customers.

**   The calculation has been revised to exclude components of other income that are not direct revenues from customers.  Prior period amounts have been recalculated to conform to the current methodology.

Business Environment

The operating environment for our electronic brokerage business continued to exhibit positive trends in the current quarter. Investor uncertainty accompanied by increased volatility led to a contraction of margin borrowings but higher trading volumes in most product types.

We maintained our position as the largest U.S. electronic broker as measured by the number of customer revenue trades, which increased 15% over the prior year quarter, driving an 11% increase in commissions and execution fees. New customer account growth continued to gain momentum as total customer accounts increased 17% to 345 thousand from the prior year quarter. Institutional customers, such as hedge funds, mutual funds, introducing brokers, proprietary trading groups and financial advisors, comprised approximately 44% of total accounts and approximately 64% of total customer equity at the end of the current quarter. Our customer base continues to be geographically diverse, with customers residing in over 190 countries and over 50% of new customers coming from outside the U.S. Average equity per account decreased by 1%, to $204 thousand, compared to the prior year quarter.

Our low margin lending rates, are tied to benchmark rates, such as the Federal Funds rate in the U.S.  In the current quarter, our customers paid 0.5% to 1.87% for their U.S. dollar margin loans with us. After building steadily for a number of years, customer margin loans decreased by 13% from the prior year quarter, as customers responded to volatile markets by reducing their leverage. In spite of the decrease in customer margin loans, electronic brokerage net interest income grew 35% compared to the prior year quarter, as average customer credit balances rose 17% for the current quarter.

Market making segment results decreased in the current quarter, as trading gains were dampened by divergence in price behavior among a significant number of individual stocks, in spite of the generally conducive market volatility conditions.

The following is a summary of the key profit drivers that affect our business and how they compared to the prior year quarter:

Global trading volumes. According to data received from exchanges worldwide, volumes in exchange‑listed equity‑based options decreased by approximately 10% globally and increased 5% in the U.S. for the current quarter, compared to the prior year quarter. During current quarter we accounted for approximately 8.2%  (7.5% in the prior year quarter) of the exchange‑listed equity‑based options volume traded worldwide (including options on ETFs and stock index products) and approximately 10.8%  (11.1% in the prior year quarter) of exchange‑listed equity‑based options volume traded in the U.S. It is important to note that this metric is not directly correlated with our profits.

Volatility. Since we typically maintain an overall long volatility position, our market making profits are generally correlated with market volatility, protecting us against a severe market dislocation in either direction. Based on the Chicago Board Options Exchange Volatility Index (“VIX®”), the average volatility increased to 20.6 in the current quarter, up 24% from the average of 16.6 in the prior year quarter.

The ratio of actual to implied volatility is also meaningful to our results. Because the cost of hedging our positions is based on implied volatility, while our trading profits are, in part, based on actual market volatility, a higher ratio has a generally favorable impact on our trading gains and a lower ratio generally has a negative effect. This ratio averaged approximately 90% during the current quarter,  compared to an average of 85% in the prior year quarter.

Currency fluctuations. As a global electronic broker and market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in proportion to a defined basket of 16 currencies we call the “GLOBAL” in order to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current quarter, the value of the GLOBAL, as measured in U.S. dollars, increased 2.3% compared to its value as of December 31, 2015. This increase had a positive impact on our comprehensive earnings for the current quarter. A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10‑Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

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

•In recent years, in an effort to improve the quality of their executions as well as to increase efficiencies, market makers have increased the level of automation within their operations, which may allow them to compete more effectively with us.

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

See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10‑K, filed with the SEC on February 29, 2016, and elsewhere in this report for a discussion of other risks that may affect our financial condition and results of operations.

Results of Operations

The tables in the period comparisons below provide summaries of our consolidated results of operations. The period‑to‑period comparisons below of financial results are not necessarily indicative of future results.

	Three Months Ended March 31,
	2016	2015

	(in millions, except share and per share data)
Revenues
Trading gains	$52	$62
Commissions and execution fees	166	149
Interest income	145	108
Other income (loss)	144	(132)
Total revenues	507	187
Interest expense	18	15
Total net revenues	489	172

Non-interest expenses
Execution and clearing	62	55
Employee compensation and benefits	58	57
Occupancy, depreciation and amortization	12	10
Communications	7	6
General and administrative	13	16
Customer bad debt	-	139
Total non-interest expenses	152	283
Income (loss) before income taxes	337	(111)
Income tax expense	27	(2)
Net income (loss)	310	(109)
Less net income (loss) attributable to noncontrolling interests	277	(96)
Net income (loss) available for common stockholders	$33	$(13)

Earnings per share
Basic	$0.52	$(0.22)
Diluted	$0.51	$(0.22)

Weighted average common shares outstanding
Basic	63,985,477	58,473,348
Diluted	65,255,903	58,473,348

Comprehensive income
Net income (loss) available for common stockholders	$33	$(13)
Other comprehensive income
Cumulative translation adjustment, before income taxes	6	(1)
Income taxes related to items of other comprehensive income	-	-
Other comprehensive income (loss), net of tax	6	(1)
Comprehensive income (loss) available for common stockholders	$39	$(14)

Comprehensive income attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests	$277	$(96)
Other comprehensive income (loss) - cumulative translation adjustment	33	(9)
Comprehensive income (loss) attributable to noncontrolling interests	$310	$(105)

Three Months Ended March 31, 2016 (“current quarter”) compared to the Three Months Ended March 31, 2015 (“prior year quarter”)

Net Revenues

Total net revenues, for the current quarter, increased $317 million, or 184%, to $489 million, compared to the prior year quarter. The increase in net revenues was primarily due to higher other income, net interest income, and commissions and execution fees. Trading volume is an important driver of revenues and costs for both our electronic brokerage and market making segments. During the current quarter, our futures contract and stock share volumes increased 23% and 9%, respectively, while options contract volume decreased 2%, compared to the prior year quarter.

Trading Gains

Trading gains, for the current quarter, decreased $10 million, or 16%, to $52 million, compared to the prior year quarter. As market makers, we provide liquidity by buying from sellers and selling to buyers. During the current quarter, our market making operations executed 17.3 million trades, an increase of 12% compared to the number of trades executed in the prior year quarter. Market making stock share volume and futures contract volume increased 56% and 27%, respectively, while options volume decreased 1% compared to the prior year quarter.

Trading gains were unfavorably impacted by divergence in price behavior among an unusually large number of individual stocks.  The VIX®, which measures perceived U.S. equity market volatility,  increased 24% to an average of 20.6 for the current quarter, compared to an average of 16.6 for the prior year quarter.  The ratio of actual to implied volatility increased to an average of 90% for the current quarter, compared to an average of 85% for the prior year quarter.

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

Commissions and Execution Fees

Commissions and execution fees, for the current quarter, increased $17 million, or 11%, to $166 million, compared to the prior year quarter, driven by continued customer account growth and increased customer trading activity, but moderated by lower average commission per customer order. Cleared customer futures contract and stock share volumes increased 23% and 4%, respectively, while options contract volume remained unchanged, from the prior year quarter. Total DARTs for cleared and execution-only customers, for the current quarter, increased 15% to 748 thousand, compared to 648 thousand during the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current quarter, increased 17%, to 688 thousand, compared to 590 thousand for the prior year quarter. Average commission per DART for cleared customers, for the current quarter,  decreased by 5% to $3.86, compared to $4.05 for the prior year quarter.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current quarter, increased $34 million, or 37%, to $127 million, compared to the prior year quarter. The increase in net interest income was driven by higher average customer cash balances and higher net fees earned from securities lending transactions.

Net interest income on customer balances, for the current quarter, increased $28 million, compared to the prior year quarter, driven by a $5.1 billion increase in average customer cash balances, the majority of which were invested in interest-bearing U.S. government securities, partially offset by a $2.2 billion decrease in average customer margin borrowings. In addition, the average Fed Funds effective rate increased by approximately 25 basis points to 0.36% for the current quarter, compared to the prior year quarter.

We earn fees on securities loaned and borrowed to support customer long and short stock holdings in margin accounts. In addition, our Stock Yield Enhancement Program provides an opportunity for customers with fully-paid stock to allow us to lend it out. In exchange for lending out their stock, our customers generally receive 50% of the stock loan fees. We place cash collateral securing the loans in the customer’s account.

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

In the current quarter, average securities borrowed increased by 11%, to $3.8 billion and average securities loaned decreased by 17%, to $2.6 billion, compared to the prior year quarter. Net interest earned from securities lending is also affected by the level of demand for securities positions in our market making business and held by our customers. During the current quarter, net fees earned by our electronic brokerage and market making segments from securities lending transactions increased $6 million or 19%, compared to the prior year quarter. The majority of the increase in net interest income from securities lending transactions was attributable to the electronic brokerage segment.

Other Income

Other income, for the current quarter,  increased $276 million to  $ 144 million, compared to a loss of $132 million in the prior year quarter, mainly driven by $84 million gain on our currency diversification strategy in the current quarter as compared to a loss of $187 million in the prior year quarter and $24 million higher mark-to-market gains on our U.S. government securities portfolio, due to a decline in medium-term interest rates during the quarter.  In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Non‑Interest Expenses

Non-interest expenses, for the current quarter,  decreased $131 million, or 46%, to $152 million,  compared to the prior year quarter, mainly due to the non-recurrence of $139 million in customer bad debt expense due to the Swiss franc event in the prior year quarter, as described above. As a percentage of total net revenues, non-interest expenses were 31% for the current quarter and 165% for the prior year quarter.

Execution and Clearing

Execution and clearing expenses, for the current quarter,  increased $7 million, or 13%, to $62 million, compared to the prior year quarter, driven by higher trading volumes in futures and stocks in both the electronic brokerage and market making segments.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current quarter,  increased $1 million, or 2%, to $58 million, compared to the prior year quarter,  mainly due to a 16% increase in the number of employees to 1,114, compared to 962 for the prior year quarter. Within the operating business segments, we continued to add staff in electronic brokerage and reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 12% for the current quarter and 33% for the prior year quarter.

General and Administrative

General and administrative expenses, for the current quarter,  decreased $3 million, or 19%, to $13 million, compared to the prior year quarter, mainly due to reductions in legal expenses and advertising fees. As a percentage of total net revenues, general and administrative expenses were 3% for the current quarter and 9% for the prior year quarter.

Customer Bad Debt

Customer bad debt expense, for the current quarter, decreased $139 million, compared to the prior year quarter, primarily due to the non-recurrence of unsecured customer losses of $139 million caused by the sudden move in the value of the Swiss franc in the prior year” quarter as described above in the “Financial Overview” section.

Our operating results, for the current quarter, excluding the effects of our currency diversification strategy and the mark-to-market gains from our U.S. government securities portfolio,  and the Swiss franc related customer losses from the prior year quarter were as follows: net revenues were $368 million, up 12%; non-interest expenses were $152 million, up 6%; income before income taxes was $216 million, up 17%; and pre-tax profit margin increased to 59% for the current year quarter compared to 56% for the prior year quarter.

Business Segments

The following table sets forth the net revenues, non-interest expenses and income before income taxes of our business segments:

		Three Months Ended March 31,
		2016	2015

		(in millions)
Electronic Brokerage	Net revenues	$347	$290
	Non-interest expenses	112	239
	Income before income taxes	$235	$51

	Pre-tax profit margin	68%	18%

Market Making	Net revenues	$59	$67
	Non-interest expenses	39	40
	Income before income taxes	$20	$27

	Pre-tax profit margin	34%	40%

Corporate(1)	Net revenues	$83	$(185)
	Non-interest expenses	1	4
	Income (loss) before income taxes	$82	$(189)

Total	Net revenues	$489	$172
	Non-interest expenses	152	283
	Income (loss) before income taxes	$337	$(111)

	Pre-tax profit margin	69%	-65%

(1)	The corporate segment includes corporate related activities, inter-segment eliminations and gains and losses on positions held as part of our overall currency diversification strategy.

The following sections discuss the results of our operations by business segment, excluding a discussion of corporate segment income and expense. In the following tables, revenues and expenses directly associated with each business segment are included in determining income before income taxes. Due to the integrated nature of the business segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between business segments generally result from one subsidiary facilitating the business of another subsidiary through the use of its existing trading memberships and clearing arrangements. In such cases, certain revenue and expense items are eliminated to accurately reflect the external business conducted in each business segment. Rates on transactions between business segments are designed to approximate full costs. In addition to execution and clearing expenses, which are the main cost driver for both the market making and the electronic brokerage segments, each business segment’s operating expenses include: (i) employee compensation and benefits expenses that are incurred directly in support of each business segment, (ii) general and administrative expenses, which include directly incurred expenses for property leases, professional fees, travel and entertainment, communications and information services, equipment, and (iii) indirect support costs (including compensation and other related operating expenses) for administrative services provided by corporate segment subsidiaries. Such administrative services include, but are not limited to, computer software development and support, accounting, tax, legal and facilities management.

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months Ended March 31,
	2016	2015

	(in millions)
Revenues
Commissions and execution fees	$166	$149
Interest income	129	96
Other income	61	52
Total revenues	356	297
Interest expense	9	7
Total net revenues	347	290

Non-interest expenses
Execution and clearing	46	39
Employee compensation and benefits	26	24
Occupancy, depreciation and amortization	5	3
Communications	3	3
General and administrative	32	31
Customer bad debt	-	139
Total non-interest expenses	112	239

Income before income taxes	$235	$51

Three Months Ended March 31, 2016 (“current quarter”) compared to the Three Months Ended March 31, 2015 (“prior year quarter”)

Electronic brokerage total net revenues, for the current quarter, increased $57 million, or 20%, to $347 million, compared to the prior year quarter, primarily due to higher net interest income and commissions and execution fees.

Commissions and execution fees, for the current quarter, increased $17 million, or 11%, to $166 million, compared to the prior year quarter, driven by continued customer account growth and increased customer trading activity, but moderated by lower average commission per customer order. Cleared customer futures contract volume and stock share volume increased 23% and 4%, respectively, while option contract volume remained unchanged, from the prior year quarter. Total DARTs for cleared and execution-only customers, for the current quarter, increased 15% to 748 thousand, compared to 648 thousand during the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current quarter, increased 17% to 688 thousand, compared to 590 thousand for the prior year quarter. Average commission per DART for cleared customers, for the current quarter, decreased by 5% to $3.86, compared to $4.05 for the prior year quarter.

Net interest income, for the current quarter, increased $31 million, or 35%, to $120 million, compared to the prior year quarter. The increase in net interest income was attributable to higher net customer interest of $28 million, driven by a $5.1 billion increase in average customer cash balances, the majority of which were invested in interest-bearing U.S. government securities, partially offset by a $2.2 billion decrease in average customer margin borrowings; and higher net fees from securities lending transactions of $6 million. In addition, the average Fed Funds effective rate increased by approximately 25 basis points to 0.36% for the current quarter, compared to the prior year quarter.

Other income, for the current quarter, increased $9 million, or 17%, to $61 million, compared to the prior year quarter, mainly due to a $24 million higher mark-to-market gain on our U.S. government securities portfolio as medium-term interest rates declined, partially offset by the non-recurrence of an $18 million gain from our hedging activities to offset our losses related to the Swiss franc event, as described above, in the prior year quarter.  In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity.

Non-interest expenses, for the current quarter, decreased $127 million, or 53%, to $112 million, compared to the prior year quarter, mainly due to the non-recurrence of $139 million in customer bad debt expense on the Swiss franc event, as described above, in the prior year quarter. Within non-interest expenses, execution and clearing expenses increased $7 million, or 18%, due to higher trading volume in futures contracts and stocks.  A 22% increase in the number of employees providing services to the electronic brokerage segment led to increases in employee compensation and benefits expenses of $2 million, or 8%, and in general and administrative expenses of $4 million, where the latter represents software development provided by the corporate segment on a consulting basis. This increase in general and administrative expenses was partially offset by reductions in legal expenses and advertising fees, leading to an overall increase $1 million, or 3%.  As a percentage of total net revenues, non-interest expenses were 32% for the current quarter and 82% for the prior year quarter.

Income before income taxes, for the current quarter, increased $184 million, or 361%, to $235 million, compared to the prior year quarter. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 68% for the current quarter and 18% for the prior year quarter.

Our operating results, for the current quarter, excluding the mark-to-market gains from our U.S. government securities portfolio and the Swiss franc related customer losses from the prior year quarter were as follows: income before income taxes was $198 million, up 25%; and pre-tax profit margin increased to 64% for the current year quarter compared to 61% for the prior year quarter.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months Ended March 31,
	2016	2015

	(in millions)
Revenues
Trading gains	$52	$62
Interest income	17	12
Other income	1	2
Total revenues	70	76
Interest expense	11	9
Total net revenues	59	67

Non-interest expenses
Execution and clearing	16	16
Employee compensation and benefits	8	11
Occupancy, depreciation and amortization	1	1
Communications	3	2
General and administrative	11	10
Total non-interest expenses	39	40

Income before income taxes	$20	$27

Three Months Ended March 31, 2016 (“current quarter”) compared to the Three Months Ended March 31, 2015 (“prior year quarter”)

Market making total net revenues, for the current quarter, decreased $8 million, or 12%, to $59 million, compared to the prior year quarter, primarily due to lower trading gains.

Trading gains, for the current quarter, decreased $10 million, or 16%, to $52 million, compared to the prior year quarter, dampened by divergence in price behavior among an unusually large number of individual stocks.  The VIX®, which measures perceived U.S. equity market volatility,  increased 24% to an average of 20.6 for the current quarter, compared to an average of 16.6 for the prior year quarter.  The ratio of actual to implied volatility increased to an average of 90% for the current quarter, compared to an average of 85% for the prior year quarter. Option contracts volume decreased 1%, while stock and futures contract volumes increased 56% and 27%, respectively, compared to the prior year quarter.

Net interest income, for the current quarter, increased $3 million, or 100%, to $6 million, compared to the prior year quarter. As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets. In the current quarter, these factors, together with a reduction in interest earned on deposits with banks, produced more net interest income than in the prior year quarter.

Non-interest expenses, for the current quarter, decreased $1 million, or 3%, to $39 million, compared to the prior year quarter. The decrease was primarily due to a $3 million decrease in employee compensation and benefits expenses as reductions in staff in the market making segment continued; partially offset by small increases in communications and general and administrative expenses. As a percentage of total net revenues, non-interest expenses were 66% for the current quarter and 60% for the prior year quarter.

Income before income taxes, for the current quarter, decreased $7 million, or 26%, to $20 million, compared to the prior year quarter. As a percentage of total net revenues for the market making segment, income before income taxes was 34% for the current quarter and 40% for the prior year quarter.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of investments of customer funds, collateralized receivables arising from customer‑related and proprietary securities transactions, and exchange‑listed marketable securities,  which are marked‑to‑market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed, and, to a lesser extent receivables from clearing houses for settlement of securities transactions, and securities purchased under agreements to resell. As of March 31, 2016, total assets were $50.2 billion of which approximately $49.7 billion, or 99.0% were considered liquid.

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

Liability balances, as of March 31, 2016, in connection with our short-term borrowings, securities loaned and payables to customers were lower than their respective average monthly balances during the current quarter. Liability balances, as of March 31, 2016, in connection with our payables to customers were higher than their respective average monthly balances during the current quarter. Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings will be adequate to meet our future liquidity needs for more than the next twelve months.

Cash and cash equivalents held by our non‑U.S. operating companies as of March 31, 2016 were $427 million ($382 million as of December 31, 2015). These funds are primarily intended to finance each individual operating company’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. In December 2015, a dividend of $80 million was paid to IBG LLC from a non-U.S. subsidiary. We currently have no intention to repatriate further amounts from non‑U.S. operating companies. In the event dividends were to be paid to the Company in the future by a non‑U.S. operating company, the Company would be required to accrue and pay income taxes on such dividends to the extent that U.S. income taxes had not been paid previously on the income of the paying company.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 12% to $5.7 billion as of March 31, 2016 from $5.0 billion as of March 31, 2015. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2016	2015

	(in millions)
Net cash provided by (used in) operating activities	$122	$(220)
Net cash provided by (used in) investing activities	23	(4)
Net cash used in financing activities	(38)	(45)
Effect of exchange rate changes on cash and cash equivalents	39	(10)
Increase (decrease) in cash and cash equivalents	$146	$(279)

Our cash flows from operating activities are largely a reflection of the size and composition of trading positions held by our market making subsidiaries, and of the changes in customer cash and margin balances in our electronic brokerage business. Our cash flows from investing activities are primarily related to other investments, capitalized internal software development, purchases and sales of memberships at exchanges where we trade, and strategic investments where such investments may enable us to offer better execution alternatives to our current and prospective customers, or create new opportunities for ourselves as market makers or where we can influence exchanges to provide competing products at better prices using sophisticated technology. Our cash flows from financing activities are comprised of short‑term borrowings and capital transactions. Short‑term borrowings from banks are part of our daily cash management in support of operating activities. Capital transactions consist primarily of quarterly dividends paid to common stockholders and related cash distributions paid to Holdings.

Three Months Ended March 31, 2016: Our cash and cash equivalents increased by $146 million to $1,747 million for the three months ended March 31, 2016. We raised $122 million in net cash from operating activities. We used net cash of $15 million in our investing and financing activities, primarily for dividends paid to our common stockholders and distributions to noncontrolling interests. Under investing activities, purchases and sales of other investments mainly consisted of transactions in marketable securities held for investment purposes, and distributions received from investments.

Three Months Ended March 31, 2015: Our cash and cash equivalents decreased by $279 million to $990 million for the three months ended March 31, 2015. We used $220 million in net cash from operating activities. We used net cash of $49 million in our investing and financing activities, primarily for dividends paid to our common stockholders and distributions to Holdings.

Regulatory Capital Requirements

Our principal operating subsidiaries are subject to separate regulation and capital requirements in the U.S. and other jurisdictions. IB LLC and TH LLC are registered U.S. broker‑dealers and their primary regulators include the SEC,  the CFTC, the Chicago Board Options Exchange, the Chicago Mercantile Exchange and FINRA. IB LLC is also a registered U.S. futures commission merchant, as such it is regulated by the NFA. THE is registered to do business in Switzerland as a securities dealer and is regulated by the Swiss Financial Market Supervisory Authority. IBUK is subject to regulation by the U.K. Financial Conduct Authority. Our various other operating subsidiaries are similarly regulated. See the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10‑Q for further information regarding our regulated subsidiaries.

As of March 31, 2016, aggregate excess regulatory capital for all of the operating companies was $3.8 billion, and all of the operating companies were in compliance with their respective regulatory capital requirements.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$2,618	$251	$2,367
TH LLC	342	1	341
THE	637	202	435
Other regulated Operating Companies	688	59	629
	$4,285	$513	$3,772

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware. These expenditure items are reported as property and equipment. Capital expenditures for property and equipment were approximately $7 million and $6 million for the three months ended March 31, 2016 and 2015, respectively. In the future, we plan meet capital expenditure needs as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. We anticipate that we will fund capital expenditures with cash from operations and cash on hand. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any strategic acquisitions, we may incur additional capital expenditures.

Seasonality

Our businesses are subject to seasonal fluctuations, reflecting varying numbers of market participants at times during the year, varying numbers of trading days from quarter‑to‑quarter, and declines in trading activity due to holidays. Typical seasonal trends may be superseded by market or world events, which can have a significant impact on prices and trading volume.

Inflation

Although we cannot accurately anticipate the effects of inflation on our operations, we believe that, for the three most recent years, inflation has not had a material impact on our results of operations and will not likely have a material impact in the foreseeable future.

Investments in U.S. government securities

We invest in U.S. government securities for the purpose of satisfying U.S. regulatory requirements. Sudden increases in interest rates will cause mark-to-market losses on these securities which are recovered if we hold them to maturity, as currently intended. The impact of changes in interest rates is further described in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

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

As of March 31, 2016, there were no definitive agreements with respect to any material acquisition.

Certain Information Concerning Off‑Balance‑Sheet Arrangements

We may be exposed to a risk of loss not reflected in our condensed consolidated financial statements for futures products, which represent our obligations to settle at contracted prices, and which may require us to repurchase or sell in the market at prevailing prices. Accordingly, these transactions result in off‑balance sheet risk, as our cost to liquidate such futures contracts may exceed the amounts reported in our condensed consolidated statements of financial condition.

Critical Accounting Policies

Principles of Consolidation, including Noncontrolling Interests

The condensed consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries. As sole managing member of IBG LLC, we exert control over the Group’s operations. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 810, “Consolidation”,  we consolidate the Group’s consolidated financial statements and record as noncontrolling interest the interests in the Group that we do not own.

We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and as such, consolidate IBG LLC’s financial results into our financial statements. We hold approximately 15.7% ownership interest in IBG LLC. Holdings is owned by the original members of IBG LLC and holds approximately 84.3% ownership interest in IBG LLC. Our current share of IBG LLC’s net income is approximately 15.7%.

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

Stock‑Based Compensation

We follow FASB ASC Topic 718, “Compensation - Stock Compensation” (“ASC Topic 718”), to account for our stock‑based compensation plans. ASC Topic 718 requires all share‑based payments to employees to be recognized in the condensed consolidated financial statements using a fair value‑based method. Grants, which are denominated in U.S. dollars, are communicated to employees in the year of grant, thereby establishing the fair value of each grant. The fair value of awards granted to employees are generally expensed as follows:  50% in the year of grant in recognition of plan forfeiture provisions (described below) and the remaining 50% over the related vesting period utilizing the “graded vesting” method permitted under ASC Topic 718. In the case of “retirement eligible” employees (those employees older than 59), 100% of awards are expensed when granted.

Awards granted under the stock‑based compensation plans are subject to forfeiture in the event an employee ceases employment with us. The plans provide that employees who discontinue employment with us without cause and continue to meet the terms of the plans’ post‑employment provisions will forfeit 50% of unvested previously granted awards unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of unvested awards previously granted.

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

We have been from time to time subject to certain pending and legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred. As of March 31, 2016, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period. As of March 31, 2016 and December 31, 2015, reserves provided for potential losses related to litigation matters were not material.

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

Recently Issued Accounting Pronouncements

Following is a summary of recently issued FASB Accounting Standards Updates (“ASUs”) that have affected or may affect our consolidated financial statements:

	Affects	Status

ASU 2014-15	Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.	Effective for the annual period ending after December 15, 2016.

ASU 2015-14	Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.	Effective for annual reporting periods beginning after December 15, 2017.

ASU 2016-01	Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.	Effective for fiscal years beginning after December 15, 2017.

ASU 2016-02

Leases (Topic 842):
Section A – Leases: Amendments to the FASB Accounting Standards Codification.
Section B – Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification.
Section C – Background Information and Basis for Conclusions.

Effective for fiscal years beginning after December 15, 2018.

ASU 2016-07	Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.	Effective beginning after December 15, 2016.

ASU 2016-08	Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).	Effective for annual reporting periods beginning after December 15, 2017.

ASU 2016-09	Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.	Effective for annual reporting periods beginning after December 15, 2016.

ASU 2016-10	Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.	Effective for annual reporting periods beginning after December 15, 2017.

Adoption of those ASUs that became effective during 2016 and 2015 prior to the issuance of our consolidated financial statements, did not have a material effect on these financial statements.

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

Our market making systems incorporate cash forex and forex options to hedge our currency exposure at little or no cost throughout each day on a continuous basis. The majority of currency spot positions held as part of our currency diversification strategy are regularly transferred from the market making unit to the parent holding company, IBG LLC, where they are held and reported in the corporate segment. In connection with the development of our currency diversification strategy, we determined to base our net worth in GLOBALs, a basket of currencies. Periodically, we re‑evaluate the composition of the GLOBAL; in 2011 we expanded the composition of the GLOBAL from six to 16 currencies. The table below shows a comparison of the U.S. dollar equivalent of the GLOBAL as of March 31, 2016 and 2015.

		As of 3/31/2015				As of 3/31/2016
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.41	1.0000	0.410	42.2%	2,128	1.0000	0.410	41.9%	2,372	-0.3%
EUR	0.17	1.0733	0.182	18.8%	947	1.1356	0.193	19.7%	1,117	0.9%
JPY	10.00	0.0083	0.083	8.6%	432	0.0089	0.089	9.1%	515	0.5%
GBP	0.03	1.4818	0.044	4.6%	231	1.4391	0.043	4.4%	250	-0.2%
HKD	0.25	0.1290	0.032	3.3%	167	0.1289	0.032	3.3%	186	0.0%
INR	2.00	0.0161	0.032	3.3%	167	0.0151	0.030	3.1%	175	-0.2%
CHF	0.03	1.0282	0.031	3.2%	160	1.0382	0.031	3.2%	180	0.0%
CAD	0.04	0.7886	0.032	3.3%	164	0.7717	0.031	3.2%	179	-0.1%
KRW	28.00	0.0009	0.025	2.6%	131	0.0009	0.024	2.5%	141	-0.1%
AUD	0.03	0.7606	0.023	2.4%	118	0.7676	0.023	2.4%	133	0.0%
BRL	0.08	0.3128	0.025	2.6%	130	0.2784	0.022	2.3%	129	-0.3%
MXN	0.30	0.0655	0.020	2.0%	102	0.0580	0.017	1.8%	101	-0.2%
SEK	0.09	0.1159	0.010	1.1%	54	0.1232	0.011	1.1%	64	0.1%
SGD	0.01	0.7288	0.007	0.8%	38	0.7417	0.007	0.8%	43	0.0%
NOK	0.06	0.1241	0.007	0.8%	39	0.1206	0.007	0.7%	42	0.0%
DKK	0.04	0.1436	0.006	0.6%	30	0.1524	0.006	0.6%	35	0.0%
			0.971	100.0%	5,038		0.979	100.0%	5,663	0.0%

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL increased from $0.97 to $ 0.98, or 0.8%,  as of March 31, 2016 compared to March 31, 2015. As of March 31, 2016, approximately 58% of our equity was denominated in currencies other than the U.S. dollar.

The effects of our currency diversification strategy appear in two places in the condensed consolidated financial statements: (1) as a component of other income in the condensed consolidated statement of comprehensive income and (2) as OCI in the condensed consolidated statement of financial condition and the condensed consolidated statement of comprehensive income. The full effect of the GLOBAL is captured in the condensed consolidated statement of comprehensive income.

Reported results on a comprehensive basis reflect the U.S. GAAP convention that requires the reporting of currency translation results contained in OCI as part of reportable earnings.

Interest Rate Risk

We had no variable‑rate debt outstanding as of March 31, 2016.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies, on balances above $10 thousand, or equivalent, and on accounts holding more than $100 thousand (or equivalent) net asset value. In a normal rate environment, we typically invest a portion of these funds in U.S. government securities with maturities of up to two years. If interest rates were to increase rapidly and substantially, our net interest income will not increase proportionally with the interest rates, for the portion of the funds invested in the U.S. government securities with fixed yields. In addition, the mark-to-market changes in the value of these fixed rate securities will be reflected in other income, instead of net interest income. Based on customer balances and investments outstanding as of March 31, 2016, an increase of 0.5% in the U.S. benchmark interest rates over two quarters would result in an increase in our net interest income of approximately $45 million on an annualized basis. If the benchmark rates were to increase by 1.0% over four quarters from current levels, our net interest income would increase by approximately $38 million on an annualized basis. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in net interest income would be temporary, as the securities would mature at par value.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. A decrease of the benchmark interest rates by 0.25%, would reduce our net interest income by approximately $37 million on an annualized basis.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off‑balance‑sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of March 31, 2016, we had $15.2 billion in margin credit extended to our customers. The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and SEC portfolio margin rules, as applicable. As a matter of practice, we enforce real‑time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

Stress Test

We estimate the market risk of our fixed income portfolio using a risk analysis model provided by a leading external vendor. For corporate bonds, this stress test is configured to calculate the change in value of each fixed income security in the portfolio over one day in seven scenarios each of which represents a parallel shift of the U.S. Treasury yield curve. The scenarios are shifts of +/−100, +/−200 and +/−300 basis points.  For U.S. government securities, the stress test is configured to calculate the change in value of each fixed income security in the portfolio over one day in three scenarios each of which represents a parallel shift of the U.S. Treasury yield curve. The scenarios are shifts of +/−25 basis points.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on February 29, 2016 except the following as updated by this Quarterly Reports on Form 10-Q for the quarter ended March 31, 2016. See Note 11 to the unaudited condensed consolidated financial statements.

Trading Technologies v. IBG LLC and IB LLC.  Thus far the USPTO issued decisions instituting CBM Review on six of the asserted patents and has made a finding that it is more likely than not that the patents are invalid. On February 19, 2016, IBG LLC and IB LLC filed a motion requesting to stay the litigation in light of the CBM Review petitions.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in under Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 29, 2016.

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

10.5	Amended Interactive Brokers Group, Inc. 2007 Stock Incentive Plan. **+
10.6	Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan. (filed as Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S‑1 filed by the Company on April 4, 2007).**+
10.7	Interactive Brokers Group, Inc. Amendment to the Exchange Agreement (filed as Exhibit 10.1 to the Form 8‑K filed by the Company on June 6, 2012).**+
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

*     Attached as Exhibit 101 to this Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2016, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Condensed Consolidated Financial Statements tagged in detail levels 1‑4.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERACTIVE BROKERS GROUP, INC.

/s/ Paul J. Brody
Name:	Paul J. Brody
Title:	Chief Financial Officer, Treasurer and Secretary
(Signing both in his capacity as a duly authorized officer and as principal financial officer of the registrant)

Date: May 9,  2016