Form 10-Q
period 2016-06-30
Interactive Brokers Group, Inc.
filed 2016-08-09
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016 OR

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

As of August 9, 2016, there were 67,267,845 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10‑Q FOR THE QUARTER ENDED JUNE 30,  2016

1

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	June 30,	December 31,
(in millions, except share amounts)	2016	2015
Assets
Cash and cash equivalents	$1,443	$1,601
Cash and securities - segregated for regulatory purposes	25,257	21,309
Securities borrowed	3,760	3,924
Securities purchased under agreements to resell	113	195
Financial instruments owned, at fair value:
Financial instruments owned	2,580	1,987
Financial instruments owned and pledged as collateral	1,674	1,433
Total financial instruments owned, at fair value	4,254	3,420
Receivables:
Customers, less allowance for doubtful accounts of $99 and $130 as of June 30, 2016 and December 31, 2015	15,137	17,050
Brokers, dealers and clearing organizations	1,351	692
Interest	58	63
Total receivables	16,546	17,805
Other assets	456	480
Total assets	$51,829	$48,734
Liabilities and equity
Short-term borrowings	$8	$—
Securities loaned	3,270	2,894
Financial instruments sold, but not yet purchased, at fair value	2,874	2,617
Payables:
Customers	39,319	37,084
Brokers, dealers and clearing organizations	286	423
Affiliate	274	291
Accounts payable, accrued expenses and other liabilities	102	78
Interest	4	3
Total payables	39,985	37,879
Total liabilities	46,137	43,390
Commitments, contingencies and guarantees (see Note 11)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 66,516,360 and 64,121,150 shares, Outstanding – 65,671,645 and 63,985,335 shares as of June 30, 2016 and December 31, 2015	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of June 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	746	718
Retained earnings	192	145
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of June 30, 2016 and December 31, 2015	5	2
Treasury stock, at cost, 844,715 and 135,815 shares as of June 30, 2016 and December 31, 2015	(29)	(3)
Total stockholders’ equity	915	863
Noncontrolling interests	4,777	4,481
Total equity	5,692	5,344
Total liabilities and equity	$51,829	$48,734

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except for shares or per share amounts)	2016	2015	2016	2015
Revenues
Trading gains	$34	$67	$86	$129
Commissions and execution fees	152	157	318	306
Interest income	144	126	289	234
Other income (loss)	57	55	201	(77)
Total revenues	387	405	894	592
Interest expense	18	18	36	33
Total net revenues	369	387	858	559
Non-interest expenses
Execution and clearing	59	59	121	114
Employee compensation and benefits	58	58	116	115
Occupancy, depreciation and amortization	13	11	25	21
Communications	9	7	16	13
General and administrative	14	13	27	29
Customer bad debt	3	(1)	3	138
Total non-interest expenses	156	147	308	430
Income before income taxes	213	240	550	129
Income tax expense	13	19	40	17
Net income	200	221	510	112
Less net income attributable to noncontrolling interests	173	198	450	102
Net income available for common stockholders	$27	$23	$60	$10

Earnings per share
Basic	$0.41	$0.38	$0.93	$0.17
Diluted	$0.40	$0.37	$0.91	$0.17
Weighted average common shares outstanding
Basic	64,967,364	59,481,778	64,476,421	58,980,348
Diluted	66,470,913	61,038,926	65,863,408	60,436,914

Comprehensive income
Net income available for common stockholders	$27	$23	$60	$10
Other comprehensive income
Cumulative translation adjustment, before income taxes	(3)	4	3	3
Income taxes related to items of other comprehensive income	—	—	—	—
Other comprehensive income (loss), net of tax	(3)	4	3	3
Comprehensive income available for common stockholders	$24	$27	$63	$13

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$173	$198	$450	$102
Other comprehensive income (loss) - cumulative translation adjustment	(16)	24	17	15
Comprehensive income attributable to noncontrolling interests	$157	$222	$467	$117

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in millions)	2016	2015
Cash flows from operating activities
Net income	$510	$112
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Deferred income taxes	18	2
Depreciation and amortization	12	11
Employee stock plan compensation	22	24
Unrealized loss (gain) on other investments, net	7	(15)
Bad debt expense	3	138
Change in operating assets and liabilities
Cash and securities - segregated for regulatory purposes	(3,948)	(1,345)
Securities borrowed	164	826
Securities purchased under agreements to resell	82	238
Financial instruments owned, at fair value	(869)	321
Receivables from customers	1,910	(2,089)
Other receivables	(654)	(87)
Other assets	(4)	17
Securities loaned	376	(58)
Financial instruments sold, but not yet purchased, at fair value	266	(378)
Payable to customers	2,235	2,041
Other payables	(118)	143
Net cash provided by (used in) operating activities	12	(99)

Cash flows from investing activities
Purchases of other investments	(6)	(36)
Distributions received and proceeds from sales of other investments	38	39
Purchase of property and equipment	(14)	(20)
Net cash provided by (used in) investing activities	18	(17)

Cash flows from financing activities
Short-term borrowings, net	8	(25)
Dividends paid to stockholders	(13)	(12)
Distributions to noncontrolling interests	(160)	(69)
Excess tax benefit on stock incentive plans	—	1
Repurchases of common stock for employee tax withholdings under stock incentive plans	(26)	(25)
Payments made under the Tax Receivable Agreement	(17)	—
Net cash used in financing activities	(208)	(130)

Effect of exchange rate changes on cash and cash equivalents	20	18
Net decrease in cash and cash equivalents	(158)	(228)
Cash and cash equivalents at beginning of period	1,601	1,269
Cash and cash equivalents at end of period	$1,443	$1,041

Supplemental disclosures of cash flow information
Cash paid for interest	$35	$32
Cash paid for taxes, net	$6	$17

Non-cash financing activities
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$25	$27
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(25)	$(27)
Non-cash distribution to noncontrolling interests	$(5)	$—

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Six months Ended June 30,  2016 and 2015

(Unaudited)

	Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except for share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2016	64,121,150	$1	$718	$(3)	$145	$2	$863	$4,481	$5,344
Common stock distributed pursuant to stock incentive plans	2,395,210						—		—
Compensation for stock grants vesting in the future			3				3	19	22
Repurchases of common stock for employee tax withholdings under stock incentive plans				(26)			(26)		(26)
Dividends paid to stockholders					(13)		(13)		(13)
Distributions from IBG LLC to noncontrolling interests							—	(165)	(165)
Adjustments for changes in proportionate ownership in IBG LLC			25				25	(25)	—
Comprehensive income					60	3	63	467	530
Balance, June 30, 2016	66,516,360	$1	$746	$(29)	$192	$5	$915	$4,777	$5,692

	Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except for share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2015	58,612,245	$1	$635	$(3)	$121	$12	$766	$4,419	$5,185
Common stock distributed pursuant to stock incentive plans	2,461,632						—		—
Compensation for stock grants vesting in the future			4				4	20	24
Excess tax benefit on stock incentive plans			1				1		1
Repurchases of common stock for employee tax withholdings under stock incentive plans				(25)			(25)		(25)
Dividends paid to stockholders					(12)		(12)		(12)
Distributions from IBG LLC to noncontrolling interests							—	(69)	(69)
Adjustments for changes in proportionate ownership in IBG LLC			27				27	(27)	—
Comprehensive income					10	3	13	117	130
Balance, June 30, 2015	61,073,877	$1	$667	$(28)	$119	$15	$774	$4,460	$5,234

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.   Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 16.2% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker and market maker specializing in executing and clearing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 100 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, England, Switzerland, Liechtenstein, India, China (Hong Kong and Shanghai), Japan, and Australia. As of June 30, 2016, the Company had 1,169 employees worldwide.

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

Cash and Securities - Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which have been promulgated to protect customer assets. Securities segregated for regulatory purposes consisted of U.S. government securities of $14.8 billion and $15.2 billion as of June 30, 2016 and December 31, 2015, respectively, and securities purchased under agreements to resell in the amount of $4.6 billion and $0.6 billion as of June 30, 2016 and December 31, 2015, respectively, which amounts approximate fair value.

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

Investments

The Company makes certain strategic investments related to its business and accounts for these investments under the cost method of accounting or under the equity method of accounting as required under FASB ASC Topic 323, “Investments - Equity Method and Joint Ventures.” Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of the Company’s initial investment and are adjusted each period for the Company’s share of the investee’s income or loss. The Company’s share of the income or losses from equity method investments is included in other income in the condensed consolidated statements of comprehensive income. The recorded amounts of the Company’s equity method investments, $21 million as of June 30, 2016 ($32 million as of December 31, 2015), which are included in other assets in the condensed consolidated statements of financial condition, increase or decrease accordingly. Contributions paid to and distributions received from equity method investees are recorded as additions or reductions, respectively, to the respective investment balance.

The Company also holds exchange memberships and investments in equity securities of certain exchanges, as required to qualify as a clearing member, and strategic investments in corporate stock that do not qualify for equity method accounting. Such investments, $34 million as of June 30, 2016 ($34 million as of December 31, 2015), are recorded at cost or, if an other‑than‑temporary impairment in value has occurred, at a value that reflects management’s estimate of the impairment, and are also included in other assets in the condensed consolidated statements of financial condition. Dividends received from cost basis investments are included in other income in the condensed consolidated statements of comprehensive income when such dividends are received.

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

Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation and amortization are computed using the straight‑line method. Equipment is depreciated over the estimated useful lives of the assets, while leasehold improvements are amortized over the lesser of the estimated economic useful life of the asset or the term of the lease. Computer equipment is depreciated over three to five years and office furniture and equipment are depreciated over five to seven years  Intangible assets with a finite life are amortized on a straight line basis over their estimated useful lives of three years, and tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. Qualifying costs for internally developed software are capitalized and amortized over the expected useful life of the developed software, not to exceed three years.

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

Interest Income and Expense

The Company earns interest income and incurs interest expense primarily in connection with its electronic brokerage customer business and its securities lending activities, which are recorded on an accrual basis and are included in interest income and interest expense, respectively, in the condensed consolidated statements of comprehensive income.

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

ASU 2016-02

Leases (Topic 842):  Requires that, at lease inception, a lessee recognize a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments, in the statements of financial condition, among other requirements.

Effective for fiscal years beginning after December 15, 2018.

ASU 2016-07	Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.	Effective beginning after December 15, 2016.

ASU 2016-08	Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).	Effective for annual reporting periods beginning after December 15, 2017.

ASU 2016-09	Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.	Effective for annual reporting periods beginning after December 15, 2016.

ASU 2016-10	Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.	Effective for annual reporting periods beginning after December 15, 2017.

ASU 2016-12	Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.	Effective for annual reporting periods beginning after December 15, 2017.

ASU 2016-13	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.	Effective for fiscal years beginning after December 15, 2019.

Adoption of those ASUs that became effective during 2015 and 2016, prior to the issuance of the Company’s condensed consolidated financial statements, did not have a material effect on these financial statements.

The Company early adopted ASU 2016-09 Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, as of April 1, 2016. This early adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

Equity Price Risk

Equity price risk arises from the possibility that equity security prices will fluctuate, affecting the value of equity securities and other instruments that derive their value from a particular stock, a defined basket of stocks, or a stock index. The Company is subject to equity price risk primarily in financial instruments. The Company attempts to limit such risks by continuously reevaluating prices and by diversifying its portfolio across many different options, futures and underlying securities and avoiding concentrations of positions based on the same underlying security.

Currency Risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments. The Company manages this risk using spot (i.e., cash) currency transactions, currency futures contracts and currency forward contracts. As a global electronic broker and market maker trading on exchanges around the world in multiple currencies, the Company is exposed to foreign currency risk. The Company actively manages its currency exposure using hedging strategies that are based on a defined basket of 16 currencies internally referred to as the “GLOBAL.” These strategies minimize the fluctuation of the Company’s net worth as expressed in GLOBALs, thereby diversifying its risk in alignment with these global currencies, weighted by the Company’s view of their importance. As the Company’s financial results are reported in U.S. dollars, the change in the value of the GLOBAL as expressed in U.S. dollars affects the Company’s earnings. The impact of this currency diversification strategy in the Company’s earnings is included in other income in the condensed consolidated statements of comprehensive income.  As a result of a periodic assessment, the Company changed the composition of the GLOBAL by adding the Chinese renminbi (specifically, the offshore currency known by the symbol CNH), removing the South Korean won (KRW) and Brazilian real (BRL) components, and realigning the relative weights of the U.S. dollar (USD) and Japanese yen (JPY).  The new composition of the GLOBAL went into effect as of the close of business on June 30, 2016; hence, this change had no impact on the results for the second quarter of 2016.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of June 30, 2016, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.   Equity and Earnings Per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC.  The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of June 30, 2016.

	IBG, Inc.	Holdings	Total
Ownership %	16.2%	83.8%	100.0%
Membership interests	66,386,915	343,040,504	409,427,419

These condensed consolidated financial statements reflect the results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC and its subsidiaries. The noncontrolling interests in IBG LLC attributable to Holdings are reported as a component of total equity in the condensed consolidated statements of financial condition.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of June 30, 2016 and December 31, 2015,  1,000,000,000 shares of Class A common stock were authorized, of which 66,516,360 and 64,121,150 shares have been issued; and 65,671,645 and 63,985,335 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of June 30, 2016 and December 31, 2015, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of June 30, 2016 and December 31, 2015, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of June 30, 2016 and December 31, 2015, the unamortized balance of these deferred tax assets was $275 million and $288 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid‑in capital arising from stock offerings from the date of the IPO through June 30, 2016 were $460 million, $391 million and $69 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $116 million through June 30, 2016 pursuant to the terms of the Tax Receivable Agreement.

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

As a consequence of these redemption transactions, and distribution of shares to employees (see Note 9), IBG, Inc.’s interest in IBG LLC has increased to approximately 16.2%, with Holdings owning the remaining 83.8% as of June 30, 2016.  The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 88.7% as of June 30, 2016.

On July 28, 2016, the Company filed a Supplemental Prospectus on Form 424B5 (File Number 333-192275) with the SEC to issue     1,596,200 shares of common stock in exchange for an equivalent number of shares of member interests in IBG LLC. This issuance of shares increased the Company’s ownership in IBG LLC from 16.2% to 16.6%.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions, except for shares or per share amounts)
Basic earnings per share
Net income available for common stockholders	$27	$23	$60	$10
Weighted average shares of common stock outstanding
Class A	64,967,264	59,481,678	64,476,321	58,980,248
Class B	100	100	100	100
	64,967,364	59,481,778	64,476,421	58,980,348
Basic earnings per share	$0.41	$0.38	$0.93	$0.17

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions, except for shares or per share amounts)
Diluted earnings per share
Net income available for common stockholders	$27	$23	$60	$10
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	64,967,264	59,481,678	64,476,321	58,980,248
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	1,503,549	1,557,148	1,386,987	1,456,566
Class B	100	100	100	100
	66,470,913	61,038,926	65,863,408	60,436,914
Diluted earnings per share	$0.40	$0.37	$0.91	$0.17

Member Distributions and Stockholder Dividends

During the six months ended June 30, 2016,  IBG LLC made distributions totaling $197 million, to its members, of which IBG, Inc.’s proportionate share was $32 million. For the six months ended June 30, 2016, the Company paid cash dividends of $0.10 per share of common stock, totaling $13 million.

On July 19, 2016, the Company declared a cash dividend of $0.10 per common share, payable on September 14, 2016 to stockholders of record as of September 1, 2016.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5.   Comprehensive Income

The following table presents comprehensive income and earnings per share on comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions, except for shares or per share amounts)

Comprehensive income available for common stockholders	$24	$27	$63	$13

Earnings per share on comprehensive income
Basic	$0.36	$0.45	$0.97	$0.22
Diluted	$0.36	$0.44	$0.95	$0.21
Weighted average common shares outstanding
Basic	64,967,364	59,481,778	64,476,421	58,980,348
Diluted	66,470,913	61,038,926	65,863,408	60,436,914

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

6.   Financial Assets and Financial Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy (see Note 2), financial assets and liabilities, measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015. As required by ASC Topic 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the respective fair value measurement.

	Financial Assets At Fair Value as of June 30, 2016

	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$14,753	$—	$—	$14,753
Financial instruments owned
Stocks	1,943	—	—	1,943
Options	1,742	—	—	1,742
Warrants and discount certificates	52	—	—	52
U.S. and foreign government securities	490	—	—	490
Corporate and municipal bonds	—	3	—	3
Currency forward contracts	—	24	—	24
Total financial instruments owned, at fair value	4,227	27	—	4,254
Total financial assets at fair value	$18,980	$27	$—	$19,007

	Financial Liabilities At Fair Value as of June 30, 2016
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$1,567	$—	$—	$1,567
Options	1,296	—	—	1,296
Warrants and discount certificates	2	—	—	2
Currency forward contracts	—	9	—	9
Total financial instruments sold, but not yet purchased, at fair value	2,865	9	—	2,874
Total financial liabilities at fair value	$2,865	$9	$—	$2,874

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Assets At Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$15,214	$—	$—	$15,214
Financial instruments owned, at fair value
Stocks	1,650	—	—	1,650
Options	1,156	—	—	1,156
Warrants and discount certificates	81	—	—	81
U.S. and foreign government securities	527	—	—	527
Corporate and municipal bonds	—	3	—	3
Currency forward contracts	—	3	—	3
Total financial instruments owned, at fair value	3,414	6	—	3,420
Total financial assets at fair value	$18,628	$6	$—	$18,634

	Financial Liabilities At Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$1,565	$—	$—	$1,565
Options	1,042	—	—	1,042
Warrants and discount certificates	1	—	—	1
Currency forward contracts	—	9	—	9
Total financial instruments sold, but not yet purchased, at fair value	2,608	9	—	2,617
Total financial liabilities at fair value	$2,608	$9	$—	$2,617

Transfers between Level 1 and Level 2

Transfers of financial assets and financial liabilities at fair value to or from Levels 1 and 2 arise where the market for a specific financial instrument has become active or inactive during the period. The fair values transferred are ascribed as if the financial assets or financial liabilities had been transferred as of the end of the period.

During the six months ended June 30, 2016 and 2015, there were no transfers between levels for financial assets and liabilities, at fair value.

Trading Gains from Market Making Transactions

Trading gains and losses from market making transactions reported in the statements of comprehensive income, by major product type, are comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions)
Equities	$35	$70	$85	$121
Fixed income	—	—	—	—
Foreign exchange	(1)	(3)	1	8
Total trading gains, net	$34	$67	$86	$129

These transactions are related to the Company’s financial instruments owned and financial instruments sold, but not yet purchased, at fair value and include both derivative and non‑derivative financial instruments, including exchange traded options and futures. These gains and losses also include market making related dividend and fixed income trading related interest income and expense.

The gains in the table above are not representative of the integrated trading strategies applied by the Company, which utilizes financial

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

instruments across various product types. Gains and losses in one product type frequently offset gains and losses in other product types.

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

	June 30, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$1,443	$1,443	$1,443	$-	$-
Cash and securities segregated for regulatory purposes	10,504	10,504	5,891	4,613	-
Securities borrowed	3,760	3,760	-	3,760	-
Securities purchased under agreements to resell	113	113	-	113	-
Receivables from customer	15,137	15,137	-	15,137	-
Receivables from broker, dealers, and clearing organizations	1,351	1,351	-	1,351	-
Interest receivable	58	58	-	58	-
Other assets	29	31	-	31	-
Total financial assets, not measured at fair value	$32,395	$32,397	$7,334	$25,063	$—

Financial liabilities, not measured at fair value
Short-term borrowings	$8	$8	$-	$8	$-
Securities loaned	3,270	3,270	-	3,270	-
Payables to customer	39,319	39,319	-	39,319	-
Payables to brokers, dealers and clearing organizations	286	286	-	286	-
Interest payable	4	4	-	4	-
Total financial liabilities, not measured at fair value	$42,887	$42,887	$-	$42,887	$-

	December 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$1,601	$1,601	$1,601	$-	$-
Cash and securities segregated for regulatory purposes	6,095	6,095	5,533	562	-
Securities borrowed	3,924	3,924	-	3,924	-
Securities purchased under agreements to resell	195	195	-	195	-
Receivables from customer	17,050	17,050	-	17,050
Receivables from broker, dealers, and clearing organizations	692	692	-	692	-
Interest receivable	63	63	-	63	-
Other assets	28	31	-	31	-
Total financial assets, not measured at fair value	$29,648	$29,651	$7,134	$22,517	$—

Financial liabilities, not measured at fair value
Securities loaned	$2,894	$2,894	$-	$2,894	$-
Payables to customer	37,084	37,084	-	37,084	-
Payables to brokers, dealers and clearing organizations	423	423	-	423	-
Interest payable	3	3	-	3	-
Total financial liabilities, not measured at fair value	$40,404	$40,404	$—	$40,404	$—

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

The following tables sets forth the netting of financial assets and of financial liabilities as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		Condensed	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of Financial Assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$4,613 [1]	$—		$4,613	$(4,613)	$—
Securities borrowed	3,760	—		3,760	(3,644)	116
Securities purchased under agreements to resell	113	—		113	(113)	—
Financial Instruments owned, at fair value
Options	1,742	—		1,742	(1,219)	523
Warrants and discount certificates	52	—		52	(2)	50
Currency forward contracts	24	—		24	—	24
Total	$10,304	$—		$10,304	$(9,591)	$713

	(in millions)
Offsetting of Financial Liabilities
Securities loaned	$3,270	$—	$3,270	$(3,168)	$102
Financial instruments sold, but not yet purchased, at fair value
Options	1,296	—	1,296	(1,219)	77
Warrants and discount certificates	2	—	2	(2)	—
Currency forward contracts	9	—	9	—	9
Total	$4,577	$—	$4,577	$(4,389)	$188

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2015
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		Condensed	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of Financial Assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$562 [1]	$—		$562	$(562)	$—
Securities borrowed	3,924	—		3,924	(3,816)	108
Securities purchased under agreements to resell	195	—		195	(195)	—
Financial Instruments owned, at fair value
Options	1,156	—		1,156	(1,032)	124
Warrants and discount certificates	81	—		81	(1)	80
Currency forward contracts	3	—		3	—	3
Total	$5,921	$—		$5,921	$(5,606)	$315

	(in millions)
Offsetting of Financial Liabilities
Securities loaned	$2,894	$—	$2,894	$(2,773)	$121
Financial instruments sold, but not yet purchased, at fair value
Options	1,042	—	1,042	(1,032)	10
Warrants and discount certificates	1	—	1	(1)	—
Currency forward contracts	9	—	9	—	9
Total	$3,946	$—	$3,946	$(3,806)	$140

(1)

As of June 30, 2016 and December 31, 2015, the Company had $4.6 billion and $0.6 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Cash and securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

(2)	The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 at June 30, 2016 and December 31, 2015.

Secured Financing Transactions – Maturities and Collateral Pledged

The following table presents gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged.

	June 30, 2016
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities Loaned
Stocks	$3,248	$-	$-	$-	$3,248
Corporate bonds	22	-	-	-	22
Total	$3,270	$-	$-	$-	$3,270

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of June 30, 2016 and December 31, 2015, approximately $15.1 billion and $17.0 billion, respectively, of customer margin loans were outstanding.

The following table summarizes the amounts related to collateralized transactions as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)
Securities lending transactions	$11,809	$3,743	$12,131	$2,229
Securities purchased under agreements to resell transactions (1)	4,724	4,724	757	743
Customer margin assets	13,806	6,989	14,905	6,279
	$30,339	$15,456	$27,793	$9,251

(1)

As of June 30, 2016,  $4.6 billion or 98%  (as of December 31, 2015,  $0.6 billion or 76%) of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of June 30, 2016 and December 31, 2015, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, as of June 30, 2016 and December 31, 2015 are presented in the following table:

	June 30,	December 31,
	2016	2015

	(in millions)
Stocks	$1,186	$915
U.S. and foreign government securities	488	518
	$1,674	$1,433

8. Other Income

The components of other income for the three months and six months ended June 30, 2016 and 2015 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions)
Payments for order flow	$3	$4	$7	$8
Market data fees	8	6	17	13
Account activity fees	5	4	9	8
Risk exposure fees	4	7	9	11
Gains on financial instruments, at fair value and other investments, net	16	3	51	35
Gains (losses) from currency diversification strategy, net	17	25	101	(162)
Other, net	4	6	7	10
	$57	$55	$201	$(77)

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

9. Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based Operating Companies who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years. Included in employee compensation and benefits expenses in the condensed consolidated statements of comprehensive income were $2 million and $1 million of plan contributions for the six months ended June 30, 2016 and 2015, respectively.

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

As of June 30, 2016, the Company has 5,373 shares of common stock remaining to be distributed to former employees under the ROI Unit Stock Plan.

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

Stock Incentive Plan share grants (excluding 21,009 shares issued pursuant to the ROI Unit Stock Plan described above) and the related fair values since the plan inception are presented in the table below:

			Fair Value at
			Date of Grant
	Shares		($ millions)
Prior periods (since inception)	17,284,454		$302
December 31, 2013	1,894,046		46
December 31, 2014	1,709,968		49
December 31, 2015	1,211,067	[1]	52
	22,099,535		$449

(1)	Stock Incentive Plan number of granted shares related to 2015 was adjusted by 11,988 additional shares during the six months ended June, 30, 2016.

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

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $22 million and $24 million for the six months ended June 30, 2016 and 2015, respectively. Estimated future compensation costs for unvested awards, net of forfeiture credits, as of June 30, 2016 are $29 million.

The following summarizes the Stock Incentive Plan and ROI Unit Stock Plan activities from December 31, 2015 through June 30, 2016:

	Stock		ROI Unit
	Incentive Plan		Stock Plan
	Shares		(Shares)
Balance, December 31, 2015	8,937,519	[1]	6,370
Granted	—		—
Forfeited	(55,653)		—
Distributed	(2,395,177)		(997)
Balance, June 30, 2016	6,486,689		5,373

(1)	Stock Incentive Plan number of granted shares related to 2015 was adjusted by 11,988 additional shares during the six months ended June 30, 2016.

Awards granted under the stock plans are subject to forfeiture in the event a participant ceases employment with the Company. The stock plans provide that participants who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post‑employment provisions will forfeit 50% of unvested previously granted awards unless the participant is over the age of 59, in which case the participant would be eligible to receive 100% of unvested awards previously granted. Distributions of remaining awards granted on or before January 1, 2009 to former participants will occur within 90 days of the anniversary of the termination of employment date over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year. Distributions of remaining awards granted on or after January 1, 2010 to former participants will occur over the remaining vesting schedule applicable to each grant. Through June 30, 2016, a total of 441,802 shares have been distributed under these post‑employment provisions. These distributions are included in the table above.

10. Income Taxes

Income tax expense for the six months ended June 30, 2016 and 2015 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

As of and for the six months ended June 30, 2016 and 2015,  the Company had no unrecognized tax and no valuation allowances on deferred tax assets were required. The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of June 30, 2016, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2010, and to non-U.S. income tax examinations for tax years prior to 2006.

As of June 30, 2016, accumulated earnings held by non‑U.S. subsidiaries totaled $1.0 billion  (as of December 31, 2015 $1.0 billion). Of this amount, approximately $0.3 billion  (as of December 31, 2015 $0.4 billion) is attributable to earnings of the Company’s foreign subsidiaries that are considered “pass‑through” entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for U.S. tax purposes and when they are remitted. With respect to certain of these subsidiaries’ accumulated earnings (approximately $0.2 billion and

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

$0.3 billion as of June 30, 2016 and December 31, 2015, respectively), repatriation would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution. The Company has not provided for its proportionate share of these additional foreign taxes as it does not intend to repatriate these earnings in the foreseeable future. For the same reason, the Company has not provided deferred U.S. tax on cumulative translation adjustments associated with these earnings.

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of June 30, 2016 and 2015, reserves provided for potential losses related to litigation matters were not material.

Trading Technologies Matter

On February 3, 2010, Trading Technologies International, Inc. (“Trading Technologies”) commenced an action in the U.S. District Court for the Northern District of Illinois, Eastern Division, against IBG LLC and IB LLC (“Defendants”) alleging infringement of twelve U.S. patents and seeking, among other things, unspecified damages and injunctive relief. The Defendants filed an answer denying the claims and asserted counterclaims seeking a declaration that the patents have not been infringed and are invalid. The Defendants and/or certain codefendants filed petitions with the U.S. Patent and Trademark Office (“USPTO”) for Covered Business Method (“CBM”) Review on the asserted patents. Thus far the USPTO issued decisions instituting CBM Review on six of the asserted patents and has made a finding that it is more likely than not that the patents are invalid. On February 19, 2016, the Defendants filed a motion requesting to stay the litigation in light of the CBM Review petitions. On May 9, 2016, the District Court granted the Defendants’ motion to stay the case pending the CBM Reviews.  While it is too early to predict the outcome of the matter, the Company believes it has meritorious defenses to the allegations made in the complaint and intend to defend itself vigorously against them.

Class Action Matter

On December 18, 2015, a former individual customer filed a purported class action complaint against IB LLC, IBG, Inc., and Thomas Frank, PhD, the Company’s Executive Vice President and Chief Information Officer, in the U.S. District Court for the District of Connecticut. The complaint alleges that the former customer and members of the purported class of IB LLC’s customers were harmed by alleged “flaws” in the computerized system used by the Company to close out (i.e., liquidate) positions in customer brokerage accounts that have margin deficiencies. The complaint seeks, among other things, undefined compensatory damages and declaratory and injunctive relief. Table of Contents Interactive Brokers Group, Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements 27.  The Company believes that the complaint is without merit and the Company has filed a motion to dismiss it.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Among other things, the Company’s customer agreement, federal law and associated industry rules grant broker-dealers broad discretion to close out margin deficient customer accounts for the broker’s protection. Further, the Company does not believe that a purported class action is appropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any particular customer’s margin-deficient account. IB LLC and the related defendants intend to defend themselves vigorously against the case and, consistent with past practice in connection with this type of unwarranted action, any potential claims for counsel fees and expenses incurred in defending the case shall be fully pursued against the plaintiff.

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

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three months and six months ended June 30, 2016 and 2015, and to total assets as of June 30, 2016 and December 31, 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions)
Net revenues
Electronic brokerage	$310	$288	$657	$578
Market making	43	72	102	139
Corporate	16	27	99	(158)
Total net revenues	$369	$387	$858	$559
Income before income taxes
Electronic brokerage	$191	$188	$426	$239
Market making	5	30	25	57
Corporate	17	22	99	(167)
Total income before income taxes	$213	$240	$550	$129

	June 30,	December 31,
	2016	2015

	(in millions)
Segment Assets
Electronic brokerage	$46,805	$44,421
Market making	11,680	10,825
Corporate	(6,656)	(6,512)
Total assets	$51,829	$48,734

The Company operates its automated global business in the U.S. and international markets on more than 100 electronic exchanges and market centers. A significant portion of the Company’s net revenues are generated by subsidiaries operating outside the U.S. International operations are comprised of electronic brokerage and market making activities in 25 countries in Europe, Asia and the Americas (outside the U.S.). The following table presents total net revenues and income before income taxes by geographic area for the three and six months ended June 30, 2016 and 2015. The geographic analysis presented below is based on the location of the subsidiaries in which the transactions are recorded. This geographic information does not reflect the way the Company’s business is managed.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions)
Net revenues
United States	$278	$310	$682	$379
International	91	77	176	180
Total net revenues	$369	$387	$858	$559
Income before income taxes
United States	$177	$208	$485	$43
International	36	32	65	86
Total income before income taxes	$213	$240	$550	$129

13. Regulatory Requirements

As of June 30, 2016, aggregate excess regulatory capital for all of the Operating Companies was $4.0 billion.

IB LLC, TH LLC and IB Corp are subject to the Uniform Net Capital Rule (Rule 15c3‑1) under the Exchange Act and the Commodities and Futures Trading Commission’s minimum financial requirements (Regulation 1.17), and THE is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement. THA is subject to the Australian Stock Exchange liquid capital requirement, THLI is subject to the Financial Market Authority Liechtenstein eligible capital requirements, THC and IBC are subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, IBUK is subject to the U.K. Financial Conduct Authority Capital Requirements Directive, IBHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, IBI is subject to the National Stock Exchange of India net capital requirements and IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements. The following table summarizes capital, capital requirements and excess regulatory capital.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$2,923	$245	$2,678
TH LLC	278	1	277
THE	602	190	412
Other regulated Operating Companies	655	69	586
	$4,458	$505	$3,953

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain Operating Companies are subject to other regulatory restrictions and requirements.

As of June 30, 2016,  all of the regulated Operating Companies were in compliance with their respective regulatory capital requirements.

14. Related Party Transactions

Receivable from affiliate, reported in other assets in the condensed consolidated statement of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the condensed consolidated statements of financial condition as of June 30, 2016 and December 31, 2015 were accounts receivable from directors, officers and their affiliates of $20 million and $85 million and payables of $771 million and $698 million, respectively. The Company may extend credit to these related parties in connection with margin loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

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

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 16.2% of the membership interests of IBG LLC. The remaining approximately 83.8% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder, Chairman and Chief Executive Officer, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of June 30, 2016.

	IBG, Inc.	Holdings	Total
Ownership %	16.2%	83.8%	100.0%
Membership interests	66,386,915	343,040,504	409,427,419

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

Our customer base is diverse with respect to geography and segments. Currently, more than half of our customers reside outside the U.S. in over 190 countries. Approximately 62% of our customers’ equity is in institutional accounts such as hedge funds, financial advisors, proprietary trading desks, and introducing brokers. Specialized products and services that we have developed are successfully attracting these accounts.  For example, we offer prime brokerage services, including capital introduction and securities lending to hedge funds; and our model portfolio technology and automated share allocation and rebalancing tools are particularly attractive to financial advisors. We provide a host of analytical tools such as the Probability LabSM, which allows our customers to analyze option strategies under various market assumptions. IB Investors’ MarketplaceSM allows wealth advisors to search for money managers and assign them to client accounts based on their investment strategy. IB EmployeeTrackSM is widely used by compliance officers of financial institutions to streamline the process of tracking their employees’ brokerage activities. IB Portfolio Builder allows our customers to set up an investment strategy based on research and rankings from top research providers and fundamental data. In addition, our RIA Compliance Center provides information to assist advisors with registration and compliance obligations.

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

Executive Overview

Second Quarter Results:    Diluted earnings per share were $0.40 for the quarter ended June 30, 2016 (“current quarter”), compared to diluted earnings per share of $0.37 for the quarter ended June 30, 2015 (“prior year quarter”).    The calculation of diluted earnings per share is detailed in Note 4 to the condensed consolidated financial statements elsewhere in this report.

On a comprehensive basis, which includes other comprehensive income (“OCI”), diluted earnings per share were $0.36 for the current quarter, compared to diluted earnings per share of $0.44 for the prior year quarter.

In connection with our currency diversification strategy, we determine our net worth in GLOBALs, a basket of 16 major currencies in which we hold our equity. As a result, as of June 30, 2016, approximately 58% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy decreased our comprehensive earnings by $2 million (versus an increase of $53 million in the prior year quarter), as the U.S. dollar value of the GLOBAL decreased by approximately 0.03%. The effects of our currency diversification strategy are reported as (1) a component of other income in the condensed consolidated statement of comprehensive income and (2) OCI in the condensed consolidated statement of financial condition and the condensed consolidated statement of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

As a result of a periodic assessment, and in light of the increasing importance of China to our business, we changed the composition of the GLOBAL by adding the Chinese renminbi (specifically, the offshore currency known by the symbol CNH), removing the South Korean won (KRW) and Brazilian real (BRL) components, and realigning the relative weights of the U.S. dollar (USD) and Japanese yen (JPY) components to better reflect the global diversification of our businesses. The new composition of the GLOBAL went into effect as of the close of business on June 30, 2016; hence, this change had no impact on the results for the second quarter of 2016.

A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Consolidated:  For the current quarter, our net revenues were $369 million and income before income taxes was $213 million, compared to net revenues of $387 million and income before income taxes of $240 million in the prior year quarter. The decrease in income before income taxes in the current quarter was mainly driven by a 49% decrease in trading gains and a 3% decrease in commissions and execution fees, partially offset by higher net interest income, which increased 17% from the prior year quarter.  Our pre-tax profit margin was 58%, compared to 62% for the prior year quarter.

Electronic Brokerage: For the current quarter, income before income taxes in our electronic brokerage segment increased $3 million, or 2%, compared to the prior year quarter.  Net revenues increased 8%, mainly from an 11% increase in net interest income due to higher customer cash balances, the majority of which were invested in interest-bearing U.S. government securities during the current quarter, as well as from a 56% increase in other income, driven by higher net mark-to-market gains on our U.S. government securities portfolio as compared to the prior year quarter. Pre-tax profit margin was 62% for the current quarter and 65% for the prior year quarter. Customer accounts grew 15% and customer equity increased 12% from June 30, 2015.  For the current quarter, total Daily Average Revenue Trades (“DARTs”) for cleared and execution‑only customer increased 5% to 648 thousand, compared to 616 thousand in the prior year quarter.

Market Making: For the current quarter, income before income taxes in our market making segment decreased $25 million, or 83%, compared to the prior year quarter. Trading gains decreased 49% on mixed trading volumes despite modest increases in volatility and in the actual-to-implied volatility ratio compared to the prior year quarter. Pre-tax profit margin was 12% for the current quarter and 42% for the prior year quarter.

Six Month Results:    Diluted earnings per share were $0.91 for the six months ended June 30, 2016 (“current six month period”),

compared to diluted earnings per share of $0.17 for the six months ended June 30, 2015 (“prior year six month period”).

On a comprehensive basis, which includes OCI, diluted earnings per share were $0.95 for the current six month period, compared to diluted earnings per share of $0.21 for the prior year six month period.

Consolidated:  For the current six month period, our net revenues were $858 million and income before income taxes was $550 million, compared to net revenues of $559 million and income before income taxes of $129 million in the prior year six month period.  The increase in income before income taxes was mainly driven by gains from our currency diversification strategy in the current six month period and the non-recurrence of customer bad debt expenses resulting from the Swiss franc event described below in the prior year six month period; along with higher net interest income, which increased 26%; and commission and execution fees, which increased 4%; partially offset in the current six month period by higher execution and clearing expenses, which increased 6%; occupancy, depreciation and amortization expense, which increased 19%; and communications expense, which increased 23%. Our pre-tax profit margin was 64%, compared to 23% for the prior year six month period.

Electronic Brokerage: For the current six month period, income before income taxes in our electronic brokerage segment  increased $187 million, or 78%, compared to the prior year six month period, mainly driven by the non-recurrence of $138 million in customer bad debt expenses in the prior year six month period due to the Swiss franc event described below.  Net revenues increased 14%, mainly from a  4% increase in commissions and execution fees from higher customer trade volumes; as well as from a 22% increase in net interest income due to higher customer cash balances, the majority of which were invested in interest-bearing U.S. government securities during the current six month period; and from a 30% increase in other income, driven by higher net mark-to-market gains on our U.S. government securities portfolio. Pre-tax profit margin was 65% for the current six month period and 41% for the prior year six month period. Customer accounts grew 15% and customer equity increased 12% from June 30, 2015.  For the current six month period, total Daily Average Revenue Trades (“DARTs”) for cleared and execution‑only customer increased 10% to 697 thousand, compared to 632 thousand in the prior year six month period.

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

Market Making: For the current six month period, income before income taxes in our market making segment  decreased $32 million, or 56%, compared to the prior year six month period. Trading gains were negatively impacted by mixed trading volumes and by divergence in price behavior among a significant number of individual stocks during the first quarter of 2016, despite modest increases in volatility and in the actual-to-implied volatility ratio as compared to prior year six month period. Pre-tax profit margin was 25% for the current six month period and 41% for the prior year six month period.

Trading Volumes and Brokerage Statistics

The following tables present historical trading volumes and brokerage statistics for our business. However, volumes are not the only drivers in our business.

TRADE VOLUMES:

(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2013	65,320		173,849		18,489		257,658		1,029
2014	64,530	-1%	206,759	19%	18,055	-2%	289,344	12%	1,155
2015	65,937	2%	242,846	17%	18,769	4%	327,553	13%	1,305

2Q2015	14,852		58,458		4,060		77,370		1,228
2Q2016	16,056	8%	64,531	10%	4,114	1%	84,701	9%	1,323

1Q2016	17,255		71,145		4,731		93,131		1,527
2Q2016	16,056	-7%	64,531	-9%	4,114	-13%	84,701	-9%	1,323

CONTRACT AND SHARE VOLUMES:

(in 000’s, except %)

TOTAL

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2013	659,673		121,776		95,479,739
2014	631,265	-4%	123,048	1%	153,613,174	61%
2015	634,388	0%	140,668	14%	172,742,520	12%

2Q2015	144,188		34,661		60,255,458
2Q2016	140,461	-3%	35,355	2%	36,768,094	-39%

1Q2016	151,912		41,238		38,350,112
2Q2016	140,461	-8%	35,355	-14%	36,768,094	-4%

MARKET MAKING

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2013	404,490		18,184		12,849,729
2014	344,741	-15%	15,668	-14%	12,025,822	-6%
2015	335,406	-3%	14,975	-4%	15,376,076	28%

2Q2015	74,533		3,652		4,270,738
2Q2016	76,223	2%	3,042	-17%	3,340,316	-22%

1Q2016	82,345		4,344		4,618,495
2Q2016	76,223	-7%	3,042	-30%	3,340,316	-28%

Notes:

(1)	Futures contract volume includes options on futures

BROKERAGE TOTAL

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2013	255,183		103,592		82,630,010
2014	286,524	12%	107,380	4%	141,587,352	71%
2015	298,982	4%	125,693	17%	157,366,444	11%

2Q2015	69,655		31,009		55,984,720
2Q2016	64,238	-8%	32,313	4%	33,427,778	-40%

1Q2016	69,567		36,894		33,731,617
2Q2016	64,238	-8%	32,313	-12%	33,427,778	-1%

BROKERAGE CLEARED

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2013	180,660		101,732		78,829,785
2014	225,662	25%	106,074	4%	137,153,132	74%
2015	244,356	8%	124,206	17%	153,443,988	12%

2Q2015	57,867		30,717		55,144,248
2Q2016	53,951	-7%	32,037	4%	32,491,500	-41%

1Q2016	58,531		36,546		32,617,117
2Q2016	53,951	-8%	32,037	-12%	32,491,500	0%

Notes:

(1)	Futures contract volume includes options on futures

BROKERAGE STATISTICS:

(in 000’s, except % and where noted)

Year over Year	2Q2016	2Q2015	% Change
Total Accounts	357	310	15%
Customer Equity (in billions) *	$73.7	$66.0	12%

Cleared DARTs	597	565	6%
Total Customer DARTs	648	616	5%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$3.91	$4.31	-9%
DART per Avg. Account (Annualized)	428	469	-9%
Net Revenue per Avg. Account (Annualized)**	$3,256	$3,747	-13%

Consecutive Quarters	2Q2016	1Q2016	% Change
Total Accounts	357	345	3%
Customer Equity (in billions) *	$73.7	$70.1	5%

Cleared DARTs	597	688	-13%
Total Customer DARTs	648	748	-13%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$3.91	$3.86	1%
DART per Avg. Account (Annualized)	428	513	-17%
Net Revenue per Avg. Account (Annualized)**	$3,256	$3,709	-12%

*     Excludes non‑customers.

**   The calculation has been revised to exclude components of other income that are not direct revenues from customers.  Prior period amounts have been recalculated to conform to the current methodology.

Business Environment

We maintained our position as the largest U.S. electronic broker as measured by the number of customer revenue trades, which increased 5% over the prior year quarter. New customer account growth remained robust as total customer accounts increased 15% to 357 thousand from June 30, 2015. Institutional customers, such as hedge funds, mutual funds, introducing brokers, proprietary trading groups and financial advisors, comprised approximately 43% of total accounts and approximately 62% of total customer equity at the end of the current quarter. Our customer base continues to be geographically diverse, with customers residing in over 190 countries and over 50% of new customers coming from outside the U.S. Average equity per account decreased by 4%, to $206 thousand, compared to the prior year quarter.

Our low margin lending rates, are tied to benchmark rates, such as the Federal Funds rate in the U.S. In the current quarter, our customers paid 0.5% to 1.8% for their U.S. dollar margin loans with us. After building steadily for a number of years, customer margin loans decreased by 21% from the prior year quarter, as customers reflected general economic uncertainty by reducing their leverage. In spite of the decrease in customer margin loans, electronic brokerage net interest income grew 11% compared to the prior year quarter, as average customer credit balances rose 15% for the current quarter.

Market making segment results decreased in the current quarter, as trading gains were dampened by mixed trading volumes despite modest increases in volatility and in the actual-to-implied volatility ratio as compared to prior year quarter.

The following is a summary of the key profit drivers that affect our business and how they compared to the prior year quarter:

Global trading volumes. According to data received from exchanges worldwide, volumes in exchange‑listed equity‑based options decreased by approximately 15% globally and increased 5% in the U.S. for the current quarter, compared to the prior year quarter. During the current quarter, we accounted for approximately 7.9% (7.0% in the prior year quarter) of the exchange‑listed equity‑based options volume traded worldwide (including options on ETFs and stock index products), and approximately 10.7%  (10.8% in the prior year quarter) of exchange‑listed equity‑based options volume traded in the U.S. It is important to note that this metric is not directly correlated with our profits.

Volatility. Since we typically maintain an overall long volatility position, our market making profits are generally correlated with market volatility, protecting us against a severe market dislocation in either direction. Based on the Chicago Board Options Exchange Volatility Index (“VIX®”), the average volatility increased to 17.7 in the current quarter, up 29% from the average of 13.7 in the prior year quarter. As the short-term increase in volatility had been previously priced into the markets before the United Kingdom’s (“U.K.”) vote to leave the European Union, the so-called “BREXIT” vote resulted in fewer opportunities for our market making segment.

The ratio of actual to implied volatility is also meaningful to our results. Because the cost of hedging our positions is based on implied volatility, while our trading profits are, in part, based on actual market volatility, a higher ratio has a generally favorable impact on our trading gains and a lower ratio generally has a negative effect. This ratio averaged approximately 77% during the current quarter,  compared to an average of approximately 74% in the prior year quarter.

Currency fluctuations. As a global electronic broker and market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in proportion to a defined basket of 16 currencies we call the “GLOBAL” in order to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current quarter, the value of the GLOBAL, as measured in U.S. dollars, decreased 0.03% compared to its value as of March 31, 2016, which had a relatively small negative impact on our comprehensive earnings for the current quarter. A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10‑Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

See the tables on pages 34 - 35 of this Quarterly Report on Form 10-Q for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions, except share and per share data)
Revenues
Trading gains	$34	$67	$86	$129
Commissions and execution fees	152	157	318	306
Interest income	144	126	289	234
Other income (loss)	57	55	201	(77)
Total revenues	387	405	894	592
Interest expense	18	18	36	33
Total net revenues	369	387	858	559

Non-interest expenses
Execution and clearing	59	59	121	114
Employee compensation and benefits	58	58	116	115
Occupancy, depreciation and amortization	13	11	25	21
Communications	9	7	16	13
General and administrative	14	13	27	29
Customer bad debt	3	(1)	3	138
Total non-interest expenses	156	147	308	430
Income before income taxes	213	240	550	129
Income tax expense	13	19	40	17
Net income	200	221	510	112
Less net income attributable to noncontrolling interests	173	198	450	102
Net income available for common stockholders	$27	$23	$60	$10

Earnings per share
Basic	$0.41	$0.38	$0.93	$0.17
Diluted	$0.40	$0.37	$0.91	$0.17

Weighted average common shares outstanding
Basic	64,967,364	59,481,778	64,476,421	58,980,348
Diluted	66,470,913	61,038,926	65,863,408	60,436,914

Comprehensive income
Net income available for common stockholders	$27	$23	$60	$10
Other comprehensive income
Cumulative translation adjustment, before income taxes	(3)	4	3	3
Income taxes related to items of other comprehensive income	-	-	-	-
Other comprehensive income (loss), net of tax	(3)	4	3	3
Comprehensive income available for common stockholders	$24	$27	$63	$13

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$173	$198	$450	$102
Other comprehensive income (loss) - cumulative translation adjustment	(16)	24	17	15
Comprehensive income attributable to noncontrolling interests	$157	$222	$467	$117

Three Months Ended June 30, 2016 (“current quarter”) compared to the Three Months Ended June 30, 2015 (“prior year quarter”)

Net Revenues

Total net revenues, for the current quarter, decreased $18 million, or 5%, to $369 million, compared to the prior year quarter. The decrease in net revenues was primarily due to lower trading gains and commissions and execution fees, partially offset by higher net interest income. Trading volume is an important driver of revenues and costs for both our electronic brokerage and market making segments. During the current quarter, our options contract and stock share volumes decreased 3% and 39%, respectively, while futures contract volume increased 2%, compared to the prior year quarter.

Trading Gains

Trading gains, for the current quarter, decreased $33 million, or 49% to $34 million, compared to the prior year quarter. As market makers, we provide liquidity by buying from sellers and selling to buyers. During the current quarter, our market making operations executed 16.1 million trades, an increase of 8% compared to the number of trades executed in the prior year quarter. Market making futures contract volume and stock share volume decreased 17% and 22%, respectively, while options volume increased 2%, as compared to the prior year quarter.

Trading gains were unfavorably impacted by mixed trading volumes despite modest increases in volatility and in the actual-to-implied volatility ratio as compared to the prior year quarter.  The VIX®, which measures perceived U.S. equity market volatility,  increased 29% to an average of 17.7 for the current quarter, compared to an average of 13.7 for the prior year quarter.  The ratio of actual to implied volatility increased to an average of approximately 77% for the current quarter, compared to an average of approximately 74% for the prior year quarter. These market volatility measures are generally favorable to trading gains, however the short-term increase in volatility had been previously priced into the markets before the BREXIT vote, resulting in fewer opportunities for our market making segment.

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

Commissions and Execution Fees

Commissions and execution fees, for the current quarter, decreased $5 million, or 3%, to $152 million, compared to the prior year quarter,  on lower trading volume. Cleared customer options contract and stock share volumes decreased 7% and 41%, respectively, while future contract volume increased 4% from the prior year quarter. Total DARTs for cleared and execution-only customers, for the current quarter, increased 5% to 648 thousand, compared to 616 thousand during the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current quarter, increased 6% to 597 thousand, compared to 565 thousand for the prior year quarter. Average commission per DART for cleared customers, for the current quarter,  decreased by 9% to $3.91, compared to $4.31 for the prior year quarter, reflecting smaller average order sizes across product types.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current quarter, increased $18 million, or 17%, to $126 million, compared to the prior year quarter. The increase in net interest income was driven by higher average customer cash balances.

Net interest income on customer balances, for the current quarter, increased $21 million, compared to the prior year quarter, driven by a $5.0 billion increase in average customer cash balances, the majority of which were invested in interest-bearing U.S. government securities, partially offset by a $4.1 billion decrease in average customer margin borrowings. In addition, the average Fed Funds effective rate increased by approximately 24 basis points to 0.37% for the current quarter, compared to the prior year quarter.

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

In the current quarter, average securities borrowed increased by 29%, to $4.0 billion and average securities loaned decreased by 14%, to $2.7 billion, compared to the prior year quarter. Net interest earned from securities lending is also affected by the level of demand for securities positions in our market making business and held by our customers. During the current quarter, net fees earned by our electronic brokerage and market making segments from securities lending transactions decreased $2 million or 4%, compared to the prior year quarter. The decrease in net interest income from securities lending transactions was attributable to the electronic brokerage segment.

Other Income

Other income, for the current quarter,  increased $2 million, or 4%, to  $57 million, compared to the prior year quarter, mainly driven by $13 million higher net mark-to-market gains on our U.S. government securities portfolio as the size of our portfolio increased approximately $4.6 billion as compared to the prior year quarter, partially offset by $8 million lower gains  on our currency diversification strategy. In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.

Non‑Interest Expenses

Non-interest expenses, for the current quarter,  increased $9 million, or 6%, to $156 million,  compared to the prior year quarter, and the increase was spread across customer bad debt, communications, and occupancy, depreciation and amortization expenses. As a percentage of total net revenues, non-interest expenses were 42% for the current quarter and 38% for the prior year quarter.

Execution and Clearing

Execution and clearing expenses were $59 million, for the current quarter,  unchanged from the prior year quarter, as trading volumes were mixed across product types and business segments. Execution and clearing expenses increased $2 million in our electronic brokerage segment, but were offset by a $2 million decrease in our market making segment.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current quarter,  remained unchanged at $58 million, compared to the prior year quarter despite a 15% increase in the number of employees to 1,169, compared to 1,020 at June 30, 2015, as expenses increased by $4 million in our electronic brokerage segment but were offset by decreases in our market making and corporate segments. Within the operating business segments, we continued to add staff in electronic brokerage and reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 16% for the current quarter and 15% for the prior year quarter.

General and Administrative

General and administrative expenses, for the current quarter,  increased $1 million, or 8%, to $14 million, compared to the prior year quarter, mainly due to higher professional services fees. As a percentage of total net revenues, general and administrative expenses were 4% for the current quarter and 3% for the prior year quarter.

Customer Bad Debt

Customer bad debt expense, for the current quarter, increased $4 million, to $3 million, compared to the prior year quarter. As part of our ongoing evaluation of the probability of collection, bad debt expense for the current quarter reflects the recognition of $3 million in debts from prior periods deemed to be uncollectable; and for the prior year quarter a recovery of $1 million in previously recorded bad debts.

Our operating results, for the current quarter, excluding the effects of our currency diversification strategy and the mark-to-market gains from our U.S. government securities portfolio were as follows: net revenues were $338 million, down 6%; non-interest expenses were $156 million, up 6%; income before income taxes was $182 million, down 15%; and pre-tax profit margin decreased to 54% for the current year quarter, compared to  59% for the prior year quarter.

Six Months Ended June 30, 2016 (“current six month period”) compared to the Six Months Ended June 30, 2015 (“prior year six month period”)

Net Revenues

Total net revenues, for the current six month period,  increased $299 million, or 53%, to $858 million, compared to the prior year six month period. The increase in net revenues was primarily due to higher other income (driven by gains on our currency diversification strategy and net mark-to-market gains on our U.S. government securities portfolio), net interest income, and commissions and execution fees, partially offset by lower trading gains. Trading volume is an important driver of revenues and costs for both our electronic brokerage and market making segments. During the current six month period, our futures contract volumes increased 12%, while stocks and options contract volume decreased 21% and 2%, respectively, compared to the prior year six month period.

Trading Gains

Trading gains for the current six month period,  decreased $43 million, or 33%, to $86 million, compared to the prior year six month period. As market makers, we provide liquidity by buying from sellers and selling to buyers. During the current six month period, our market making operations executed 33.3 million trades, an increase of 10% compared to the number of trades executed in the prior year six month period. Market making stock share volume, futures contract and option contract volumes increased 10%, 5% and 1%, respectively, compared to the prior year six month period.

Despite increases in trading volume and modest increases in volatility and in the actual-to-implied volatility ratio as compared to the prior year six month period, trading gains were lower, unfavorably impacted by divergence in price behavior among an unusually large number of individual stocks during the first quarter of 2016. The VIX®, which measures perceived U.S. equity market volatility, increased 26% to an average of 19.1 for the current six month period, compared to an average of 15.1 for the prior year six month period. The ratio of actual to implied volatility increased to an average of approximately 84% for the current six month period, compared to an average of approximately 79% for the prior year six month period.

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

Commissions and Execution Fees

Commissions and execution fees, for the current six month period,  increased $12 million, or 4%, to $318 million, compared to the prior year six month period, driven by continued customer account growth, but moderated by lower average commission per customer order and mixed customer trading volume. Cleared customer futures contract volumes increased 13%, while stock share and options contract volume decreased 25% and 3%, respectively, compared to the prior year six month period. Total DARTs for cleared and execution-only customers, for the current six month period,  increased 10% to 697 thousand, compared to 632 thousand during the prior year six month period. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current quarter, increased 11%, to 642 thousand, compared to 577 thousand for the prior year six month period. Average commission per DART for cleared customers, for the current six month period,  decreased by 7% to $3.88, compared to $4.18 for the prior year six month period.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current six month period,  increased $52 million, or 26%, to $253 million, compared to the prior year six month period. The increase in net interest income was driven by higher customer cash balances and higher net fees earned from securities lending transactions.

Net interest income on customer balances, for the current six month period,  increased $50 million, compared to the prior year six month period, driven by a $5.0 billion increase in average customer cash balances, the majority of which were invested in interest-bearing U.S. government securities, partially offset by a $3.2 billion decrease in average customer margin borrowings. In addition, the average Fed Funds effective rate increased by approximately 24 basis points to 0.36% for the current six month period, compared to the prior year six month period.

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

In the current six month period, average securities borrowed increased by 11%, to $3.9 billion and average securities loaned decreased by 12%, to $2.7 billion,  compared to the prior year six month period. Net interest earned from securities lending is also affected by the level of demand for securities positions in our market making business and held by our customers. During the current six month period, net fees earned by our electronic brokerage and market making segments from securities lending transactions increased $5 million or 7%, compared to the prior year six month period. The majority of the increase in net interest income from securities lending transactions was attributable to the market making segment.

Other Income

Other income, for the current six month period, increased $278 million to $ 201 million, compared to a loss of $77 million in the prior year six month period quarter, mainly driven by $101 million gain on our currency diversification strategy in the current six month period as compared to a loss of $162 million in the prior year six month period and $38 million higher net mark-to-market gains on our U.S. government securities portfolio, due to a decline in medium-term interest rates during the current six month period. In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Non‑Interest Expenses

Non-interest expenses, for the current six month period,  decreased $122 million, or 28%, to $308 million,  compared to the prior year six month period, mainly due to the non-recurrence of $138 million in customer bad debt expense due to the Swiss franc event in the prior year six month period, as described above. As a percentage of total net revenues, non-interest expenses were 36% for the current six month period and 77% for the prior year six month period.

Execution and Clearing

Execution and clearing expenses, for the current six month period,  increased $7 million, or 6%, to $121 million, compared to the prior year six month period, driven by higher trading volumes in futures in both the electronic brokerage and market making segments and higher trading volumes in stocks in the market making segment.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current six month period,  increased $1 million, or 1%, to $116 million, compared to the prior year six month period,  mainly due to a 15% increase in the number of employees to 1,169, compared to 1,020 a June 30, 2015, partially offset by decreases in the market making and corporate segments. Within the operating business segments, we continued to add staff in electronic brokerage and reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 14% for the current six month period and 21% for the prior year six month period.

General and Administrative

General and administrative expenses, for the current six month period, decreased $2 million, or 7%, to $27 million, compared to the prior year six month period, mainly due to lower legal and other administrative expenses. As a percentage of total net revenues, general and administrative expenses were 3% for the current six month period and 5% for the prior year six month period.

Customer Bad Debt

Customer bad debt expense, for the current six month period, decreased $135 million, compared to the prior year six month period, primarily due to the non-recurrence of unsecured customer losses of $138 million caused by the sudden move in the value of the Swiss franc in the prior year six month period as described above in the “Financial Overview” section.

Our operating results, for the current six month period, excluding the effects of our currency diversification strategy and the net mark-to-market gains from our U.S. government securities portfolio, and the Swiss franc related customer losses from the prior year six month period were as follows: net revenues were $704 million, up 2%; non-interest expenses were $308 million, up 5%; income before income taxes was $396 million; and pre-tax profit margin decreased to 56% for the current six month period compared to 57% for the prior year six month period.

Business Segments

The following table sets forth the net revenues, non-interest expenses and income before income taxes of our business segments:

		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015

		(in millions)
Electronic Brokerage	Net revenues	$310	$288	$657	$578
	Non-interest expenses	119	100	231	339
	Income before income taxes	$191	$188	$426	$239

	Pre-tax profit margin	62%	65%	65%	41%

Market Making	Net revenues	$43	$72	$102	$139
	Non-interest expenses	38	42	77	82
	Income before income taxes	$5	$30	$25	$57

	Pre-tax profit margin	12%	42%	25%	41%

Corporate(1)	Net revenues	$16	$27	$99	$(158)
	Non-interest expenses	(1)	5	-	9
	Income (loss) before income taxes	$17	$22	$99	$(167)

Total	Net revenues	$369	$387	$858	$559
	Non-interest expenses	156	147	308	430
	Income before income taxes	$213	$240	$550	$129

	Pre-tax profit margin	58%	62%	64%	23%

(1)	The corporate segment includes corporate related activities, inter-segment eliminations and gains and losses on positions held as part of our overall currency diversification strategy.

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

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions)
Revenues
Commissions and execution fees	$153	$157	$319	$306
Interest income	127	114	256	210
Other income	39	25	100	77
Total revenues	319	296	675	593
Interest expense	9	8	18	15
Total net revenues	310	288	657	578

Non-interest expenses
Execution and clearing	43	41	89	80
Employee compensation and benefits	28	24	54	48
Occupancy, depreciation and amortization	5	4	10	7
Communications	5	3	8	6
General and administrative	35	29	67	60
Customer bad debt	3	(1)	3	138
Total non-interest expenses	119	100	231	339

Income before income taxes	$191	$188	$426	$239

Three Months Ended June 30, 2016 (“current quarter”) compared to the Three Months Ended June 30, 2015 (“prior year quarter”)

Electronic brokerage total net revenues, for the current quarter, increased $22 million, or 8%, to $310 million, compared to the prior year quarter, primarily due to higher net interest income and other income.

Commissions and execution fees, for the current quarter, decreased $4 million, or 3%, to $153 million, compared to the prior year quarter, resulting from mixed customer trading volume. Cleared customer options contract and stock share volumes decreased 7% and 41%, respectively, while future contract volume increased 4% from the prior year quarter.  Total DARTs for cleared and execution-only customers, for the current quarter, increased 5% to 648 thousand, compared to 616 thousand during the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current quarter, increased 6% to 597 thousand, compared to 565 thousand for the prior year quarter. Average commission per DART for cleared customers, for the current quarter, decreased by 9% to $3.91, compared to $4.31 for the prior year quarter.

Net interest income, for the current quarter, increased $12 million, or 11% to $118 million, compared to the prior year quarter. The increase in net interest income was driven by higher net customer interest of $21 million, driven by a $5.0 billion increase in average customer cash balances, the majority of which were invested in interest-bearing U.S. government securities, partially offset by a $4.1 billion decrease in average customer margin borrowings and a  decrease in net fees from securities lending transactions of $2 million. In addition, the average Fed Funds effective rate increased by approximately 24 basis points to 0.37% for the current quarter, compared to the prior year quarter.

Other income, for the current quarter, increased $14 million, or 56%, to $39 million, compared to the prior year quarter, mainly driven by  $13 million higher net mark-to-market gains on our U.S. government securities portfolio due to a decline in medium-term interest rates, as compared to the prior year quarter.

Non-interest expenses, for the current quarter, increased $19 million, or 19%, to $119 million, compared to the prior year quarter. Within non-interest expenses, execution and clearing expenses increased $2 million, or 5%, due to higher trading volume in futures contracts. A 23% increase in the number of employees providing services to the electronic brokerage segment led to increases in employee compensation and benefits expenses of $4 million, or 17%, and in general and administrative expenses of $4 million, where the latter mainly represents software development provided by the corporate segment on a consulting basis. As a percentage of total net revenues, non-interest expenses were 38% for the current quarter and 35% for the prior year quarter.

Income before income taxes, for the current quarter, increased $3 million, or 2%, to $191 million, compared to the prior year quarter. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 62% for the current quarter and 65% for the prior year quarter.

Our operating results, for the current quarter, excluding the net mark-to-market gains from our U.S. government securities portfolio and the Swiss franc related customer losses from the prior year quarter were as follows: income before income taxes was $177 million, down 5%; and pre-tax profit margin decreased to 60% for the current year quarter compared to 65% for the prior year quarter.

Six Months Ended June 30,  2016 (“current six month period”) compared to the Six Months Ended June 30,  2015 (“prior year six month period”)

Electronic brokerage total net revenues, for the current six month period, increased $79 million, or 14%, to $657 million, compared to the prior year six month period, primarily due to higher net interest income, commissions and execution fees, and other income.

Commissions and execution fees, for the current six month period, increased $13 million, or 4%, to $319 million, compared to the prior year six month period, driven by continued customer account growth, but moderated by lower average commission per customer order and mixed customer trading volume. Cleared customer futures contract volume and stock share volume increased 13%, while stock share and options contract volume decreased 25% and 3%, respectively, compared to the prior year six month period. Total DARTs for cleared and execution-only customers, for the current six month period, increased 10% to 697 thousand, compared to 632 thousand during the prior year six month period. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current six month period, increased 11% to 642 thousand, compared to 577 thousand for the prior year six month period. Average commission per DART for cleared customers, for the current six month period, decreased by 7% to $3.88, compared to $4.18 for the prior year six month period.

Net interest income, for the current six month period, increased $43 million, or 22%,  to $238 million, compared to the prior year six month period. The increase in net interest income was attributable to higher net customer interest, mainly driven by a $5.0 billion increase in average customer cash balances, the majority of which were invested in interest-bearing U.S. government securities. In addition, the average Fed Funds-effective rate increased by approximately 24 basis points to 0.36% for the current six month period, compared to the prior year six month period.

Other income, for the current six month period, increased $23 million, or 30%, to $100 million, compared to the prior year six month period, mainly due to a $38 million higher net mark-to-market gain on our U.S. government securities portfolio due to a decline in medium-term interest rates during the current six month period.  In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity.

Non-interest expenses, for the current six month period, decreased $108 million, or 32%, to $231 million, compared to the prior year six month period, mainly due to the non-recurrence of $138 million in customer bad debt expense on the Swiss franc event in the prior year six month period. Within non-interest expenses, execution and clearing expenses increased $9 million, or 11%, due to higher trading volume in futures contracts. A 23% increase in the number of employees providing services to the electronic brokerage segment led to increased employee compensation and benefits expenses of $6 million, or 13%,  and in general and administrative expenses of $7 million, where the latter represents software development provided by the corporate segment on a consulting basis. As a percentage of total net revenues, non-interest expenses were 35% for the current six month period and 59% for the prior year six month period.

Income before income taxes, for the current six month period, increased $187 million, or 78%, to $426 million, compared to the prior year six month period. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 65% for the current six month period and 41% for the prior year six month period.

Our operating results, for the current six month period, excluding the net mark-to-market gains from our U.S. government securities portfolio and the Swiss franc related customer losses from the prior year six month period were as follows: income before income taxes was $374 million, up 9%; and pre-tax profit margin decreased to 62% for the current year six month period compared to 63% for the prior year six month period.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions)
Revenues
Trading gains	$34	$67	$86	$129
Interest income	16	12	33	24
Other income	3	4	4	6
Total revenues	53	83	123	159
Interest expense	10	11	21	20
Total net revenues	43	72	102	139

Non-interest expenses
Execution and clearing	16	18	32	34
Employee compensation and benefits	8	10	16	21
Occupancy, depreciation and amortization	1	1	2	2
Communications	3	3	6	5
General and administrative	10	10	21	20
Total non-interest expenses	38	42	77	82

Income before income taxes	$5	$30	$25	$57

Three Months Ended June 30,  2016 (“current quarter”) compared to the Three Months Ended June 30,  2015 (“prior year quarter”)

Market making total net revenues, for the current quarter, decreased $29 million, or 40%, to $43 million, compared to the prior year quarter, primarily due to lower trading gains, partially offset by higher net interest income.

Trading gains, for the current quarter, decreased $33 million, or 49% from the prior year quarter, unfavorably impacted by mixed trading volumes despite modest increases in volatility and in the actual-to-implied volatility ratio as compared to the prior year quarter. The VIX®, which measures perceived U.S. equity market volatility,  increased 29% to an average of 17.7 for the current quarter, compared to an average of 13.7 for the prior year quarter.  The ratio of actual to implied volatility increased to an average of 77% for the current quarter, compared to an average of 73.6% for the prior year quarter. The increase in market volatility surrounding the BREXIT vote had been previously priced into the market, which resulted in fewer opportunities for the market making segment. Option contracts volume increased 2%, while stock and futures contract volumes decreased 22% and 17%, respectively, compared to the prior year quarter.

Net interest income, for the current quarter, increased $5 million, or 500%, to $6 million, compared to the prior year quarter. As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets. In the current quarter, these factors, together with an increase in net securities lending interest, produced more net interest income than in the prior year quarter.

Non-interest expenses, for the current quarter, decreased $4 million, or 10%, to $38 million, compared to the prior year quarter. Within non-interest expenses, execution and clearing fees decreased $2 million, or 11%, on mixed trading volumes across product types. Employee compensation and benefits expenses decreased by $2 million, or 20%, driven by continued reductions in staff. As a percentage of total net revenues, non-interest expenses were 88% for the current quarter and 58% for the prior year quarter.

Income before income taxes, for the current quarter, decreased $25 million, or 83%, to $5 million, compared to the prior year quarter. As a percentage of total net revenues for the market making segment, income before income taxes was 12% for the current quarter and 42% for the prior year quarter.

Six Months Ended June 30,  2016 (“current six month period”) compared to the Six Months Ended June 30,  2015 (“prior year six month period”)

Market making total net revenues, for the current six month period, decreased $37 million, or 27%, to $102 million, compared to the prior year six month period, primarily due to lower trading gains, partially offset by higher net interest income.

Trading gains, for the current six month period, decreased $43 million, or 33%, to $86 million, compared to the prior year six month period, unfavorably impacted by mixed trading volumes and by a divergence in price behavior among an unusually large number of individual stocks during the first quarter of 2016, despite modest increases in volatility and in the actual-to-implied volatility ratio as compared to the prior year six month period. The VIX®, which measures perceived U.S. equity market volatility,  increased 26% to an average of 19.1 for the current six month period, compared to an average of 15.1 for the prior year six month period.  The ratio of actual to implied volatility increased to an average of 84% for the current six month period, compared to an average of 79% for the prior year six month period. Options and futures contract volumes and stock share volumes increased 1%, 5% and 10%,  respectively, compared to the prior year six month period.

Net interest income, for the current six month period, increased $8 million, or 200%, to $12 million, compared to the prior year six month period. As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets. In the current six month period, these factors, together with an increase in net securities lending interest, produced more net interest income than in the prior year six month period.

Non-interest expenses, for the current six month period, decreased $5 million, or 6%, to $77 million, compared to the prior year six month period. Within non-interest expenses, execution and clearing fees decreased $2 million, or 6%, on mixed trading volumes across product types. Employee compensation and benefits expenses decreased by $5 million, or 24%, driven by continued reductions in staff. Lower non-interest expenses were partially offset by higher communication and general and administrative expenses. As a percentage of total net revenues, non-interest expenses were 75% for the current six month period and 59% for the prior year six month period.

Income before income taxes, for the current six month period, decreased $32 million, or 56%, to $25 million, compared to the prior year six month period. As a percentage of total net revenues for the market making segment, income before income taxes was 25% for the current six month period and 41% for the prior year six month period.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of investments of customer funds, collateralized receivables arising from customer‑related and proprietary securities transactions, and exchange‑listed marketable securities,  which are marked‑to‑market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed, and, to a lesser extent receivables from clearing houses for settlement of securities transactions, and securities purchased under agreements to resell. As of June 30,  2016, total assets were $51.8 billion of which approximately $51.3 billion, or 99.0% were considered liquid.

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

Liability balances, as of June 30, 2016, in connection with our securities loaned and payables to customers were higher than their respective average monthly balances during the current quarter. Liability balances, as of June 30, 2016, in connection with our short-term borrowings were lower than their respective average monthly balances during the current quarter. Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings will be adequate to meet our future liquidity needs for more than the next twelve months.

Cash and cash equivalents held by our non‑U.S. operating companies as of June 30,  2016 were $430 million ($382 million as of December 31, 2015). These funds are primarily intended to finance each individual operating company’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. In December 2015 and June 2016, dividends of $80 million and $40 million, respectively, were paid to IBG LLC from two of our non-U.S. subsidiaries. We currently have no intention to repatriate further amounts from non‑U.S. operating companies. In the event dividends were to be paid to the Company in the future by a non‑U.S. operating company, the Company would be required to accrue and pay income taxes on such dividends to the extent that U.S. income taxes had not been paid previously on the income of the paying company.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 9% to $5.7 billion as of June 30, 2016 from $5.2 billion as of June 30,  2015. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2016	2015

	(in millions)
Net cash provided by (used in) operating activities	$12	$(99)
Net cash provided by (used in) investing activities	18	(17)
Net cash used in financing activities	(208)	(130)
Effect of exchange rate changes on cash and cash equivalents	20	18
Increase (decrease) in cash and cash equivalents	$(158)	$(228)

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

Six Months Ended June 30,  2016: Our cash and cash equivalents decreased by $158 million to $1.4 billion for the six months ended June 30, 2016. We raised $12 million in net cash from operating activities. We used net cash of $190 million in our investing and financing activities, primarily for distributions to noncontrolling interests, dividends paid to our common stockholders, the repurchase of our common stock for employee tax withholdings under our stock incentive plans, and payments made under the Tax Receivable Agreement. Under investing activities, purchases and sales of other investments mainly consisted of transactions in marketable securities held for investment purposes, and distributions received from investments.
Six Months Ended June 30,  2015: Our cash and cash equivalents decreased by $228 million to $1.0 billion for the six months ended June 30, 2015. We used $99 million in net cash from operating activities. We used net cash of $147 million in our investing and financing activities, primarily for dividends paid to our common stockholders and distributions noncontrolling interests.

Regulatory Capital Requirements

Our principal operating companies are subject to separate regulation and capital requirements in the U.S. and other jurisdictions. IB LLC and TH LLC are registered U.S. broker‑dealers and their primary regulators include the SEC,  the CFTC, the Chicago Board Options Exchange, the Chicago Mercantile Exchange and FINRA. IB LLC is also a registered U.S. futures commission merchant, as such it is regulated by the NFA. THE is registered to do business in Switzerland as a securities dealer and is regulated by the Swiss Financial Market Supervisory Authority. Our various other operating companies are similarly regulated. See the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10‑Q for further information regarding our regulated operating companies.

As of June 30,  2016, aggregate excess regulatory capital for all of the operating companies was $4.0 billion, and all of the operating companies were in compliance with their respective regulatory capital requirements.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$2,923	$245	$2,678
TH LLC	278	1	277
THE	602	190	412
Other regulated Operating Companies	655	69	586
	$4,458	$505	$3,953

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware. These expenditure items are reported as property and equipment. Capital expenditures for property and equipment were approximately $14 million and $20 million for the six months ended June 30,  2016 and 2015, respectively. In the future, we plan meet capital expenditure needs as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. We anticipate that we will fund capital expenditures with cash from operations and cash on hand. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any strategic acquisitions, we may incur additional capital expenditures.

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

As of June 30,  2016, there were no definitive agreements with respect to any material acquisition.

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

We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and as such, consolidate IBG LLC’s financial results into our financial statements. We hold approximately 16.2% ownership interest in IBG LLC. Holdings is owned by the original members of IBG LLC and holds approximately 83.8% ownership interest in IBG LLC. Our current share of IBG LLC’s net income is approximately 16.2%.

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

We have been from time to time subject to certain pending and legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred. As of June 30,  2016, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period. As of June 30,  2016 and December 31, 2015, reserves provided for potential losses related to litigation matters were not material.

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

ASU 2016-02

Leases (Topic 842):  Requires that, at lease inception, a lessee recognize a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments, in the statements of financial condition, among other requirements.

Effective for fiscal years beginning after December 15, 2018.

ASU 2016-07	Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.	Effective beginning after December 15, 2016.

ASU 2016-08	Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).	Effective for annual reporting periods beginning after December 15, 2017.

ASU 2016-09	Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.	Effective for annual reporting periods beginning after December 15, 2016.

ASU 2016-10	Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.	Effective for annual reporting periods beginning after December 15, 2017.

ASU 2016-12	Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.	Effective for annual reporting periods beginning after December 15, 2017.

ASU 2016-13	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.	Effective for fiscal years beginning after December 15, 2019.

Adoption of those ASUs that became effective during 2016 and 2015 prior to the issuance of our consolidated financial statements, did not have a material effect on these financial statements.

The Company early adopted ASU 2016-09 Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, as of April 1, 2016. This early adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

Foreign Currency Exposure

As a result of our international market making activities and accumulated earnings in our foreign subsidiaries, our income and net worth is exposed to fluctuations in foreign exchange rates. For example, our European operations and some of our Asian operations are conducted by our Swiss subsidiary, THE. THE is regulated by the Swiss Financial Market Supervisory Authority as a securities dealer and its financial statements are presented in Swiss francs. Accordingly, THE is exposed to certain foreign exchange risks as described below:

•THE buys and sells futures contracts and securities denominated in various currencies and carries bank balances and borrows and lends such currencies in its regular course of business. At the end of each accounting period, THE’s assets and liabilities are revalued into Swiss francs for presentation in its financial statements. The resulting foreign currency gains or losses are reported in THE’s income statement and, as translated into U.S. dollars for U.S. GAAP purposes, in our consolidated statement of comprehensive income, as a component of other income.

•THE’s  financial statements are presented in Swiss francs (i.e., its functional currency) as noted above. At the end of each accounting period, THE’s  net worth is translated at the then prevailing exchange rate into U.S. dollars and the resulting translation gain or loss is reported as OCI in our condensed consolidated statement of financial condition and condensed consolidated statement of comprehensive income. OCI is also produced by our other non‑U.S. subsidiaries.

Historically, we have taken the approach of not hedging the above exposures, based on the notion that the cost of constantly hedging over the years would amount to more than the random impact of rate changes on our non‑U.S. dollar balances. For instance, an increase in the value of the Swiss franc would be unfavorable to the earnings of THE but would be counterbalanced to some extent by the fact that the translation gain or loss into U.S. dollars is likely to move in the opposite direction.

Our market making systems incorporate cash forex and forex options to hedge our currency exposure at little or no cost throughout each day on a continuous basis. The majority of currency spot positions held as part of our currency diversification strategy are regularly transferred from the market making segment to the parent holding company, IBG LLC, where they are held and reported in the corporate segment. In connection with the development of our currency diversification strategy, we determined to base our net worth in GLOBALs, a basket of currencies. Periodically, we re‑evaluate the composition of the GLOBAL; in 2011 we expanded the composition of the GLOBAL from six to 16 currencies.

The table below shows a comparison of the U.S. dollar equivalent of the GLOBAL as of June 30,  2016 and 2015.

		As of 6/30/2015				As of 6/30/2016
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.41	1.0000	0.410	41.8%	2,185	1.0000	0.410	41.9%	2,382	0.1%
EUR	0.17	1.1137	0.189	19.3%	1,009	1.1107	0.189	19.3%	1,097	0.0%
JPY	10.00	0.0082	0.082	8.3%	435	0.0097	0.097	9.9%	563	1.6%
GBP	0.03	1.5706	0.047	4.8%	251	1.3312	0.040	4.1%	232	-0.7%
HKD	0.26	0.1290	0.034	3.4%	179	0.1289	0.034	3.4%	195	0.0%
INR	2.00	0.0157	0.031	3.2%	168	0.0148	0.030	3.0%	172	-0.2%
CHF	0.03	1.0690	0.032	3.3%	171	1.0242	0.031	3.1%	179	-0.1%
CAD	0.04	0.8003	0.032	3.3%	171	0.7738	0.031	3.2%	180	-0.1%
KRW	28.00	0.0009	0.025	2.5%	133	0.0009	0.024	2.5%	141	-0.1%
AUD	0.03	0.7706	0.023	2.4%	123	0.7451	0.022	2.3%	130	-0.1%
BRL	0.08	0.3223	0.026	2.6%	137	0.3112	0.025	2.5%	145	-0.1%
MXN	0.30	0.0635	0.019	1.9%	102	0.0547	0.016	1.7%	95	-0.3%
SEK	0.09	0.1206	0.011	1.1%	58	0.1182	0.011	1.1%	62	0.0%
SGD	0.01	0.7423	0.007	0.8%	40	0.7423	0.007	0.8%	43	0.0%
NOK	0.06	0.1274	0.008	0.8%	41	0.1196	0.007	0.7%	42	0.0%
DKK	0.04	0.1493	0.006	0.6%	32	0.1493	0.006	0.6%	35	0.0%
			0.982	100.0%	5,234		0.980	100.0%	5,692	0.0%

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL decreased from $0.982 to $ 0.980, or 0.03%,  as of June 30, 2016 compared to June 30, 2015. As of June 30,  2016, approximately 58% of our equity was denominated in currencies other than the U.S. dollar.

Changes in the composition of the “GLOBAL”

As a result of a periodic assessment, and in light of the increasing importance of China to our business, we changed the composition of the GLOBAL by adding the Chinese renminbi (specifically, the offshore currency known by the symbol CNH), removing the South Korean won (KRW) and Brazilian real (BRL) components, and realigning the relative weights of the U.S. dollar (USD) and Japanese yen (JPY) components to better reflect the global diversification of our businesses. The new composition contains 15 currencies, one fewer than the prior composition. The new composition was effective as of the close of business on June 30, 2016 and the conversion to the new targeted currency holdings took place shortly thereafter.

The table below displays the component changes in detail.

GLOBAL					New			CHANGE
	6/30/2016	GLOBAL	GLOBAL in	% of	GLOBAL	GLOBAL in	% of	% of
Currency	FX Rates	Composition	USD Equiv.	Comp.	Composition	USD Equiv.	Comp.	Comp.
USD	1.0000	0.41	0.410	41.9%	0.45	0.450	45.9%	4.1%
EUR	1.1107	0.17	0.189	19.3%	0.17	0.189	19.3%	0.0%
JPY	0.0097	10.00	0.097	9.9%	8.00	0.078	7.9%	-2.0%
GBP	1.3312	0.03	0.040	4.1%	0.03	0.040	4.1%	0.0%
HKD	0.1289	0.26	0.034	3.4%	0.26	0.034	3.4%	0.0%
CAD	0.7738	0.04	0.031	3.2%	0.04	0.031	3.2%	0.0%
CHF	1.0242	0.03	0.031	3.1%	0.03	0.031	3.1%	0.0%
INR	0.0148	2.00	0.030	3.0%	2.00	0.030	3.0%	0.0%
CNH	0.1499	0.00	0.000	0.0%	0.19	0.028	2.9%	2.9%
AUD	0.7451	0.03	0.022	2.3%	0.03	0.022	2.3%	0.0%
MXN	0.0547	0.30	0.016	1.7%	0.30	0.016	1.7%	0.0%
SEK	0.1182	0.09	0.011	1.1%	0.09	0.011	1.1%	0.0%
SGD	0.7423	0.01	0.007	0.8%	0.01	0.007	0.8%	0.0%
NOK	0.1196	0.06	0.007	0.7%	0.06	0.007	0.7%	0.0%
DKK	0.1493	0.04	0.006	0.6%	0.04	0.006	0.6%	0.0%
BRL	0.3112	0.08	0.025	2.5%	0.00	0.000	0.0%	-2.5%
KRW	0.0009	28.00	0.024	2.5%	0.00	0.000	0.0%	-2.5%
Total GLOBALS, measured in USD			$ 0.980	100.0%		$ 0.980	100.0%	0.0%

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

Interest Rate Risk

We had no variable‑rate debt outstanding as of June 30,  2016.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies, on balances above $10 thousand, or equivalent, and on accounts holding more than $100 thousand (or equivalent) net asset value. In a normal rate environment, we typically invest a portion of these funds in U.S. government securities with maturities of up to seven years. If interest rates were to increase rapidly and substantially, our net interest income will not increase proportionally with the interest rates, for the portion of the funds invested in the U.S. government securities with fixed yields. In addition, the mark-to-market changes in the value of these fixed rate securities will be reflected in other income, instead of net interest income. Based on customer balances and investments outstanding as of June 30, 2016, an increase of  0.25% over current levels, our net interest income would increase by approximately $43 million on an annualized basis. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. A decrease of the benchmark interest rates by 0.25%, would reduce our net interest income by approximately $56 million on an annualized basis.

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

Dividend Risk

We face dividend risk in our market making business as we derive significant revenues and incur significant expenses in the form of dividend income and expense, respectively, from our inventory of equity securities, and must make significant payments in lieu of dividends on short positions in equity securities within our portfolio. Projected future dividends are an important component of pricing equity options and other derivatives, and incorrect projections may lead to trading losses. The amount of such risk cannot be quantified.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off‑balance‑sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of June 30,  2016, we had $15.2 billion in margin credit extended to our customers. The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and SEC portfolio margin rules, as applicable. As a matter of practice, we enforce real‑time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on February 29, 2016 except the following as updated by this Quarterly Reports on Form 10-Q for the quarter ended June 30, 2016. See Note 11 to the unaudited condensed consolidated financial statements.

Trading Technologies v. IBG LLC and IB LLC.  Thus far the USPTO issued decisions instituting CBM Review on six of the asserted patents and has made a finding that it is more likely than not that the patents are invalid. On February 19, 2016, IBG LLC and IB LLC filed a motion requesting to stay the litigation in light of the CBM Review petitions. On May 9, 2016, the District Court granted the Defendants’ motion to stay the case pending the CBM Reviews.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of the stock repurchase activity for the Company’s second quarter is as follows:

				Total Number	Maximum
				of Shares	Number of Shares that
		Total Number of	Average	Purchased as Part of	May yet be Purchased
		Shares	Price Paid	Publicly Announced	Under the
Period		Purchased	per Share	Plans or Programs	Plans or Programs

May 1 - May 31	Employee Transactions (1)	709,897	$36.82	N/A	N/A

(1)

All shares were repurchased from employees who had shares of restricted stock withheld to satisfy their tax withholding obligations related to the May 9, 2016 vesting of the 2007 Stock Incentive Plan. The Company will facilitate the sale of these shares in open market transactions. See Note 9 to the condensed consolidated financial statements in Item 1, Part 1 of this quarterly report on Form 10-Q for more information regarding this plan.

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

*     Attached as Exhibit 101 to this Quarterly Report on Form 10‑Q for the quarterly period ended June 30,  2016, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Condensed Consolidated Financial Statements tagged in detail levels 1‑4.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERACTIVE BROKERS GROUP, INC.

/s/ Paul J. Brody
Name:	Paul J. Brody
Title:	Chief Financial Officer, Treasurer and Secretary
(Signing both in his capacity as a duly authorized officer and as principal financial officer of the registrant)

Date: August 9,  2016