Form 10-Q
period 2016-09-30
Interactive Brokers Group, Inc.
filed 2016-11-09
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016 OR

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

As of November 9, 2016, there were 67,982,963 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10‑Q FOR THE QUARTER ENDED SEPTEMBER 30,  2016

1

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	September 30,	December 31,
(in millions, except share amounts)	2016	2015
Assets
Cash and cash equivalents	$1,550	$1,601
Cash and securities - segregated for regulatory purposes	25,250	21,309
Securities borrowed	4,785	3,924
Securities purchased under agreements to resell	148	195
Financial instruments owned, at fair value:
Financial instruments owned	2,228	1,987
Financial instruments owned and pledged as collateral	1,595	1,433
Total financial instruments owned, at fair value	3,823	3,420
Receivables:
Customers, less allowance for doubtful accounts of $102 and $130 as of September 30, 2016 and December 31, 2015	18,223	17,050
Brokers, dealers and clearing organizations	764	692
Interest	66	63
Total receivables	19,053	17,805
Other assets	455	480
Total assets	$55,064	$48,734
Liabilities and equity
Short-term borrowings	$24	$—
Securities loaned	3,617	2,894
Financial instruments sold, but not yet purchased, at fair value	2,459	2,617
Payables:
Customers	42,486	37,084
Brokers, dealers and clearing organizations	210	423
Affiliate	285	291
Accounts payable, accrued expenses and other liabilities	109	78
Interest	4	3
Total payables	43,094	37,879
Total liabilities	49,194	43,390
Commitments, contingencies and guarantees (see Note 11)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 68,117,402 and 64,121,150 shares, Outstanding – 67,982,963 and 63,985,335 shares as of September 30, 2016 and December 31, 2015	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of September 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	773	718
Retained earnings	205	145
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of September 30, 2016 and December 31, 2015	5	2
Treasury stock, at cost, 134,439 and 135,815 shares as of September 30, 2016 and December 31, 2015	(3)	(3)
Total stockholders’ equity	981	863
Noncontrolling interests	4,889	4,481
Total equity	5,870	5,344
Total liabilities and equity	$55,064	$48,734

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except for shares or per share amounts)	2016	2015	2016	2015
Revenues
Trading gains	$38	$87	$124	$216
Commissions and execution fees	144	167	462	473
Interest income	157	122	446	356
Other income (loss)	27	(1)	228	(78)
Total revenues	366	375	1,260	967
Interest expense	21	16	57	49
Total net revenues	345	359	1,203	918
Non-interest expenses
Execution and clearing	62	63	183	177
Employee compensation and benefits	58	56	174	171
Occupancy, depreciation and amortization	13	12	38	33
Communications	7	6	23	19
General and administrative	19	13	46	42
Customer bad debt	3	7	6	145
Total non-interest expenses	162	157	470	587
Income before income taxes	183	202	733	331
Income tax expense	15	20	55	37
Net income	168	182	678	294
Less net income attributable to noncontrolling interests	148	160	598	262
Net income available for common stockholders	$20	$22	$80	$32

Earnings per share
Basic	$0.30	$0.35	$1.22	$0.53
Diluted	$0.30	$0.35	$1.20	$0.52
Weighted average common shares outstanding
Basic	67,083,654	62,458,655	65,351,842	60,152,525
Diluted	68,470,224	64,028,731	66,738,754	61,646,928

Comprehensive income
Net income available for common stockholders	$20	$22	$80	$32
Other comprehensive income
Cumulative translation adjustment, before income taxes	—	(8)	3	(5)
Income taxes related to items of other comprehensive income	—	—	—	—
Other comprehensive income (loss), net of tax	—	(8)	3	(5)
Comprehensive income available for common stockholders	$20	$14	$83	$27

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$148	$160	$598	$262
Other comprehensive income (loss) - cumulative translation adjustment	2	(44)	19	(29)
Comprehensive income attributable to noncontrolling interests	$150	$116	$617	$233

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in millions)	2016	2015
Cash flows from operating activities
Net income	$678	$294
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	21	11
Depreciation and amortization	18	16
Employee stock plan compensation	34	38
Unrealized loss on other investments, net	5	6
Bad debt expense	6	145
Change in operating assets and liabilities
Cash and securities - segregated for regulatory purposes	(3,941)	(5,507)
Securities borrowed	(861)	276
Securities purchased under agreements to resell	47	171
Financial instruments owned, at fair value	(435)	136
Receivables from customers	(1,179)	1,027
Other receivables	(75)	244
Other assets	3	13
Securities loaned	723	(475)
Financial instruments sold, but not yet purchased, at fair value	(151)	480
Payable to customers	5,402	3,519
Other payables	(181)	233
Net cash provided by operating activities	114	627

Cash flows from investing activities
Purchases of other investments	(6)	(9)
Distributions received and proceeds from sales of other investments	38	6
Purchase of property and equipment	(21)	(23)
Net cash provided by (used in) investing activities	11	(26)

Cash flows from financing activities
Short-term borrowings, net	24	(30)
Dividends paid to stockholders	(20)	(18)
Distributions to noncontrolling interests	(184)	(181)
Excess tax benefit on stock incentive plans	—	2
Repurchases of common stock for employee tax withholdings under stock incentive plans	(26)	(25)
Proceeds from the sale of treasury stock	25	17
Payments made under the Tax Receivable Agreement	(17)	(13)
Net cash used in financing activities	(198)	(248)

Effect of exchange rate changes on cash and cash equivalents	22	(34)
Net (decrease) increase in cash and cash equivalents	(51)	319
Cash and cash equivalents at beginning of period	1,601	1,269
Cash and cash equivalents at end of period	$1,550	$1,588

Supplemental disclosures of cash flow information
Cash paid for interest	$56	$50
Cash paid for taxes, net	$17	$22

Non-cash financing activities
Issuance of Common Stock in exchange of member interests in IBG LLC	$56	$121
Redemption of member interests from IBG Holdings LLC	$(56)	$(121)
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$25	$26
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(25)	$(26)
Non-cash distribution to noncontrolling interests	$(5)	$—

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Nine Months Ended September 30,  2016 and 2015

(Unaudited)

	Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except for share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2016	64,121,150	$1	$718	$(3)	$145	$2	$863	$4,481	$5,344
Issuance of common stock in follow-on offering	1,596,200		22				22	(22)	—
Common stock distributed pursuant to stock incentive plans	2,400,052						—		—
Compensation for stock grants vesting in the future			6				6	28	34
Deferred tax benefit retained - follow-on offering			2				2		2
Repurchases of common stock for employee tax withholdings under stock incentive plans				(26)			(26)		(26)
Sales of treasury stock				26			26	(1)	25
Dividends paid to stockholders					(20)		(20)		(20)
Distributions from IBG LLC to noncontrolling interests							—	(189)	(189)
Adjustments for changes in proportionate ownership in IBG LLC			25				25	(25)	—
Comprehensive income					80	3	83	617	700
Balance, September 30, 2016	68,117,402	$1	$773	$(3)	$205	$5	$981	$4,889	$5,870

	Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except for share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2015	58,612,245	$1	$635	$(3)	$121	$12	$766	$4,419	$5,185
Issuance of common stock in follow-on offering	2,771,778		36				36	(36)	—
Common stock distributed pursuant to stock incentive plans	2,484,693						—		—
Compensation for stock grants vesting in the future			6				6	32	38
Deferred tax benefit retained - follow-on offering			4				4		4
Excess tax benefit on stock incentive plans			2				2		2
Repurchases of common stock for employee tax withholdings under stock incentive plans				(25)			(25)		(25)
Sales of treasury stock			2	15			17		17
Dividends paid to stockholders					(18)		(18)		(18)
Distributions from IBG LLC to noncontrolling interests							—	(181)	(181)
Adjustments for changes in proportionate ownership in IBG LLC			26				26	(26)	—
Comprehensive income					32	(5)	27	233	260
Balance, September 30, 2015	63,868,716	$1	$711	$(13)	$135	$7	$841	$4,441	$5,282

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.   Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 16.6% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker and market maker specializing in executing and clearing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 100 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, England, Switzerland, Liechtenstein, India, China (Hong Kong and Shanghai), Japan, and Australia. As of September 30, 2016, the Company had 1,194 employees worldwide.

IBG LLC is a Connecticut limited liability company that conducts its business through its operating subsidiaries (collectively, the “Operating Companies”): Interactive Brokers LLC (“IB LLC”); Interactive Brokers Canada Inc. (“IBC”); Interactive Brokers (U.K.) Limited and its subsidiary, Interactive Brokers (U.K.) Nominee Limited (collectively, “IBUK”); Interactive Brokers Securities Japan, Inc. (“IBSJ”); Interactive Brokers Hong Kong Limited (“IBHK”); Interactive Brokers (India) Private Limited (“IBI”); Interactive Brokers Australia Pty Limited and its subsidiary, Interactive Brokers Australia Nominees Pty Limited (collectively, “IBA”); IB Business Services (Shanghai) Company Limited (“IBBSS”); Timber Hill LLC (“TH LLC”); Timber Hill Europe AG and its subsidiary, Timber Hill (Liechtenstein) AG (collectively, “THE”); Timber Hill Australia Pty Limited (“THA”); Timber Hill Canada Company (“THC”); Interactive Brokers Financial Products S.A. (“IBFP”); Interactive Brokers Hungary KFT (“IBH”); Interactive Brokers Software Services Estonia OU (“IBEST”); Interactive Brokers Software Services Russia (“IBRUS”); Interactive Brokers Software Services (India) Private Limited (“IBSSI”); and IB Exchange Corp. (“IBEC”) and its subsidiaries, Interactive Brokers Corp. (“IB Corp”), Covestor, Inc. and its subsidiary, Covestor Limited (collectively, “Covestor”), and Greenwich Advisor Compliance Services Corp. (“GACS”).

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

Cash and Securities - Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which have been promulgated to protect customer assets. Securities segregated for regulatory purposes consisted of U.S. government securities of $12.1 billion and $15.2 billion as of September 30, 2016 and December 31, 2015, respectively, and securities purchased under agreements to resell in the amount of $7.0 billion and $0.6 billion as of September 30, 2016 and December 31, 2015, respectively, which amounts approximate fair value.

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

Investments

The Company makes certain strategic investments related to its business and accounts for these investments under the cost method of accounting or under the equity method of accounting as required under FASB ASC Topic 323, “Investments - Equity Method and Joint Ventures.” Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of the Company’s initial investment and are adjusted each period for the Company’s share of the investee’s income or loss. The Company’s share of the income or losses from equity method investments is included in other income in the condensed consolidated statements of comprehensive income. The recorded amounts of the Company’s equity method investments, $21 million as of September 30, 2016 ($32 million as of December 31, 2015), which are included in other assets in the condensed consolidated statements of financial condition, increase or decrease accordingly. Contributions paid to and distributions received from equity method investees are recorded as additions or reductions, respectively, to the respective investment balance.

The Company also holds exchange memberships and investments in equity securities of certain exchanges, as required to qualify as a clearing member, and strategic investments in corporate stock that do not qualify for equity method accounting. Such investments, $34 million as of September 30, 2016 ($34 million as of December 31, 2015), are recorded at cost or, if an other‑than‑temporary impairment in value has occurred, at a value that reflects management’s estimate of the impairment, and are also included in other assets in the condensed consolidated statements of financial condition. Dividends received from cost basis investments are included in other income in the condensed consolidated statements of comprehensive income when such dividends are received.

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

Property, Equipment, and Intangible Assets

Property, equipment, and intangible assets, which are included in other assets in the condensed consolidated statements of financial condition, consist of leasehold improvements, computer equipment, software developed for the Company’s internal use, office furniture, equipment, and acquired technology.

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

Foreign Currency Gains and Losses

Foreign currency balances are assets and liabilities in currencies other than the Company’s functional currency. At every reporting date, the Company revalues its foreign currency balances to its functional currency at the spot exchange rate and records the associated foreign currency gains and losses. These foreign currency gains and losses are reported in the condensed consolidated statements of comprehensive income, as follows: (a) foreign currency gains and losses related to the Company’s currency diversification strategy are reported in other income; (b) foreign currency gains and losses related to the market making core-business activities are reported in trading gains; (c) foreign currency gains and losses arising from currency swap transactions in the electronic brokerage business are reported in interest income; and (d) all other foreign currency gains and losses are reported in other income.

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

Effective for fiscal years beginning after December 15, 2018.
ASU 2016-07	Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.	Effective for fiscal years beginning after December 15, 2016.
ASU 2016-08	Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).	Effective for annual reporting periods beginning after December 15, 2017.
ASU 2016-09	Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.	Effective for annual reporting periods beginning after December 15, 2016.
ASU 2016-10	Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.	Effective for annual reporting periods beginning after December 15, 2017.
ASU 2016-12	Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.	Effective for annual reporting periods beginning after December 15, 2017.
ASU 2016-13	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.	Effective for fiscal years beginning after December 15, 2019.
ASU 2016-15	Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.	Effective for fiscal years beginning after December 15, 2017.
ASU 2016-16	Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.	Effective for annual reporting periods beginning after December 15, 2017.
ASU 2016-17	Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control.	Effective for fiscal years beginning after December 15, 2016.

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

Currency Risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments. The Company manages this risk using spot (i.e., cash) currency transactions, currency futures contracts and currency forward contracts. As a global electronic broker and market maker trading on exchanges around the world in multiple currencies, the Company is exposed to foreign currency risk. The Company actively manages its currency exposure using hedging strategies that are based on a defined basket of 15 currencies internally referred to as the “GLOBAL.” These strategies minimize the fluctuation of the Company’s net worth as expressed in GLOBALs, thereby diversifying its risk in alignment with these global currencies, weighted by the Company’s view of their importance. As the Company’s financial results are reported in U.S. dollars, the change in the value of the GLOBAL as expressed in U.S. dollars affects the Company’s earnings. The impact of this currency diversification strategy in the Company’s earnings is included in other income in the condensed consolidated statements of comprehensive income.  As a result of a periodic assessment, the Company changed the composition of the GLOBAL by adding the Chinese renminbi (specifically, the offshore currency known by the symbol CNH), removing the South Korean won (KRW) and Brazilian real (BRL) components, and realigning the relative weights of the U.S. dollar (USD) and Japanese yen (JPY). The new composition of the GLOBAL went into effect as of the close of business on June 30, 2016.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of September 30, 2016, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.   Equity and Earnings Per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC.  The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of September 30, 2016.

	IBG, Inc.	Holdings	Total
Ownership %	16.6%	83.4%	100.0%
Membership interests	67,987,957	341,444,304	409,432,261

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of September 30, 2016 and December 31, 2015,  1,000,000,000 shares of Class A common stock were authorized, of which 68,117,402 and 64,121,150 shares have been issued; and 67,982,963 and 63,985,335 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of September 30, 2016 and December 31, 2015, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of September 30, 2016 and December 31, 2015, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of September 30, 2016 and December 31, 2015, the unamortized balance of these deferred tax assets was $279 million and $288 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid‑in capital arising from stock offerings from the date of the IPO through September 30, 2016 were $472 million, $401 million and $71 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $116 million through September 30, 2016 pursuant to the terms of the Tax Receivable Agreement.

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

As a consequence of these redemption transactions, and distribution of shares to employees (see Note 9), IBG, Inc.’s interest in IBG LLC has increased to approximately 16.6%, with Holdings owning the remaining 83.4% as of September 30, 2016.  The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 89.1% as of September 30, 2016.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in millions, except for shares or per share amounts)
Basic earnings per share
Net income available for common stockholders	$20	$22	$80	$32
Weighted average shares of common stock outstanding
Class A	67,083,554	62,458,555	65,351,742	60,152,425
Class B	100	100	100	100
	67,083,654	62,458,655	65,351,842	60,152,525
Basic earnings per share	$0.30	$0.35	$1.22	$0.53

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in millions, except for shares or per share amounts)
Diluted earnings per share
Net income available for common stockholders	$20	$22	$80	$32
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	67,083,554	62,458,555	65,351,742	60,152,425
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	1,386,570	1,570,076	1,386,912	1,494,403
Class B	100	100	100	100
	68,470,224	64,028,731	66,738,754	61,646,928
Diluted earnings per share	$0.30	$0.35	$1.20	$0.52

Member Distributions and Stockholder Dividends

During the nine months ended September 30, 2016,  IBG LLC made distributions totaling $226 million, to its members, of which IBG, Inc.’s proportionate share was $37 million. For the nine months ended September 30, 2016, the Company paid cash dividends of $0.10 per share of common stock, totaling $20 million.

On October 18, 2016, the Company declared a cash dividend of $0.10 per common share, payable on December 14, 2016 to stockholders of record as of December 1, 2016.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5.   Comprehensive Income

The following table presents comprehensive income and earnings per share on comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in millions, except for shares or per share amounts)

Comprehensive income available for common stockholders	$20	$14	$83	$27

Earnings per share on comprehensive income
Basic	$0.31	$0.23	$1.27	$0.45
Diluted	$0.30	$0.23	$1.25	$0.44
Weighted average common shares outstanding
Basic	67,083,654	62,458,655	65,351,842	60,152,525
Diluted	68,470,224	64,028,731	66,738,754	61,646,928

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

6.   Financial Assets and Financial Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy (see Note 2), financial assets and liabilities, measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015. As required by ASC Topic 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the respective fair value measurement.

	Financial Assets At Fair Value as of September 30, 2016

	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$12,063	$—	$—	$12,063
Financial instruments owned
Stocks	1,884	—	—	1,884
Options	1,578	—	—	1,578
Warrants and discount certificates	57	—	—	57
U.S. and foreign government securities	296	—	—	296
Corporate and municipal bonds	—	3	—	3
Currency forward contracts	—	5	—	5
Total financial instruments owned, at fair value	3,815	8	—	3,823
Total financial assets at fair value	$15,878	$8	$—	$15,886

	Financial Liabilities At Fair Value as of September 30, 2016
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$1,398	$—	$1	$1,399
Options	1,058	—	—	1,058
Warrants and discount certificates	1	—	—	1
Currency forward contracts	—	1	—	1
Total financial instruments sold, but not yet purchased, at fair value	2,457	1	1	2,459
Total financial liabilities at fair value	$2,457	$1	$1	$2,459

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Assets At Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$15,214	$—	$—	$15,214
Financial instruments owned, at fair value
Stocks	1,650	—	—	1,650
Options	1,156	—	—	1,156
Warrants and discount certificates	81	—	—	81
U.S. and foreign government securities	527	—	—	527
Corporate and municipal bonds	—	3	—	3
Currency forward contracts	—	3	—	3
Total financial instruments owned, at fair value	3,414	6	—	3,420
Total financial assets at fair value	$18,628	$6	$—	$18,634

	Financial Liabilities At Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$1,565	$—	$—	$1,565
Options	1,042	—	—	1,042
Warrants and discount certificates	1	—	—	1
Currency forward contracts	—	9	—	9
Total financial instruments sold, but not yet purchased, at fair value	2,608	9	—	2,617
Total financial liabilities at fair value	$2,608	$9	$—	$2,617

Transfers between Level 1 and Level 2

Transfers of financial assets and financial liabilities at fair value to or from Levels 1 and 2 arise where the market for a specific financial instrument has become active or inactive during the period. The fair values transferred are ascribed as if the financial assets or financial liabilities had been transferred as of the end of the period. During the nine months ended September 30, 2016 and 2015, there were no transfers between levels for financial assets and liabilities, at fair value.

Level 3 Financial Assets and Financial Liabilities

The Company’s Level 3 financial assets and financial liabilities were comprised of delisted securities reported within financial instruments sold, but not yet purchased, at fair value in the condensed consolidated statements of financial condition. As of December 31, 2014 financial liabilities included $1 million of Level 3 securities which were transferred to Level 1 during the nine months ended September 30, 2015 as a result of the completion of a corporate action. During the nine months ended September 30, 2016 financial liabilities included $1 million of Level 3 securities which were transferred from Level 1 as a result of delisting of a security.

Trading Gains from Market Making Transactions

Trading gains and losses from market making transactions reported in the statements of comprehensive income, by major product type, are comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in millions)
Equities	$34	$83	$119	$204
Fixed income	—	—	—	—
Foreign exchange	4	4	5	12
Total trading gains, net	$38	$87	$124	$216

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

	September 30, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$1,550	$1,550	$1,550	$-	$-
Cash and securities segregated for regulatory purposes	13,187	13,187	6,224	6,963	-
Securities borrowed	4,785	4,785	-	4,785	-
Securities purchased under agreements to resell	148	148	-	148	-
Receivables from customer	18,223	18,223	-	18,223	-
Receivables from broker, dealers, and clearing organizations	764	764	-	764	-
Interest receivable	66	66	-	66	-
Other assets	29	32	-	32	-
Total financial assets, not measured at fair value	$38,752	$38,755	$7,774	$30,981	$—

Financial liabilities, not measured at fair value
Short-term borrowings	$24	$24	$-	$24	$-
Securities loaned	3,617	3,617	-	3,617	-
Payables to customer	42,486	42,486	-	42,486	-
Payables to brokers, dealers and clearing organizations	210	210	-	210	-
Interest payable	4	4	-	4	-
Total financial liabilities, not measured at fair value	$46,341	$46,341	$-	$46,341	$-

	December 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$1,601	$1,601	$1,601	$-	$-
Cash and securities segregated for regulatory purposes	6,095	6,095	5,533	562	-
Securities borrowed	3,924	3,924	-	3,924	-
Securities purchased under agreements to resell	195	195	-	195	-
Receivables from customer	17,050	17,050	-	17,050
Receivables from broker, dealers, and clearing organizations	692	692	-	692	-
Interest receivable	63	63	-	63	-
Other assets	28	31	-	31	-
Total financial assets, not measured at fair value	$29,648	$29,651	$7,134	$22,517	$—

Financial liabilities, not measured at fair value
Securities loaned	$2,894	$2,894	$-	$2,894	$-
Payables to customer	37,084	37,084	-	37,084	-
Payables to brokers, dealers and clearing organizations	423	423	-	423	-
Interest payable	3	3	-	3	-
Total financial liabilities, not measured at fair value	$40,404	$40,404	$—	$40,404	$—

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

The following tables sets forth the netting of financial assets and of financial liabilities as of September 30, 2016 and December 31, 2015.

	September 30, 2016
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		Condensed	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of Financial Assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$6,963 [1]	$—		$6,963	$(6,963)	$—
Securities borrowed	4,785	—		4,785	(4,640)	145
Securities purchased under agreements to resell	148	—		148	(148)	—
Financial Instruments owned, at fair value
Options	1,578	—		1,578	(1,031)	547
Warrants and discount certificates	57	—		57	(1)	56
Currency forward contracts	5	—		5	—	5
Total	$13,536	$—		$13,536	$(12,783)	$753

	(in millions)
Offsetting of Financial Liabilities
Securities loaned	$3,617	$—	$3,617	$(3,520)	$97
Financial instruments sold, but not yet purchased, at fair value
Options	1,058	—	1,058	(1,031)	27
Warrants and discount certificates	1	—	1	(1)	—
Currency forward contracts	1	—	1	—	1
Total	$4,677	$—	$4,677	$(4,552)	$125

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2015
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		Condensed	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of Financial Assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$562 [1]	$—		$562	$(562)	$—
Securities borrowed	3,924	—		3,924	(3,816)	108
Securities purchased under agreements to resell	195	—		195	(195)	—
Financial Instruments owned, at fair value
Options	1,156	—		1,156	(1,032)	124
Warrants and discount certificates	81	—		81	(1)	80
Currency forward contracts	3	—		3	—	3
Total	$5,921	$—		$5,921	$(5,606)	$315

	(in millions)
Offsetting of Financial Liabilities
Securities loaned	$2,894	$—	$2,894	$(2,773)	$121
Financial instruments sold, but not yet purchased, at fair value
Options	1,042	—	1,042	(1,032)	10
Warrants and discount certificates	1	—	1	(1)	—
Currency forward contracts	9	—	9	—	9
Total	$3,946	$—	$3,946	$(3,806)	$140

(1)

As of September 30, 2016 and December 31, 2015, the Company had $7.0 billion and $0.6 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Cash and securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

(2)	The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 at September 30, 2016 and December 31, 2015.

Secured Financing Transactions – Maturities and Collateral Pledged

The following table presents gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged.

	September 30, 2016
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities Loaned
Stocks	$3,590	$-	$-	$-	$3,590
Corporate bonds	27	-	-	-	27
Total	$3,617	$-	$-	$-	$3,617

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of September 30, 2016 and December 31, 2015, approximately $18.2 billion and $17.0 billion, respectively, of customer margin loans were outstanding.

The following table summarizes the amounts related to collateralized transactions as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)
Securities lending transactions	$13,917	$4,743	$12,131	$2,229
Securities purchased under agreements to resell transactions (1)	7,104	7,104	757	743
Customer margin assets	17,606	9,020	14,905	6,279
	$38,627	$20,867	$27,793	$9,251

(1)

As of September 30, 2016,  $7.0 billion or 98%  (as of December 31, 2015,  $0.6 billion or 76%) of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of September 30, 2016 and December 31, 2015, the majority of the Company’s U.S. and foreign

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

government securities owned were pledged to clearing organizations.

Financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, as of September 30, 2016 and December 31, 2015 are presented in the following table:

	September 30,	December 31,
	2016	2015

	(in millions)
Stocks	$1,303	$915
U.S. and foreign government securities	292	518
	$1,595	$1,433

8. Other Income

The components of other income for the three months and nine months ended September 30, 2016 and 2015 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in millions)
Payments for order flow	$4	$5	$11	$13
Market data fees	9	8	26	21
Account activity fees	5	4	14	12
Risk exposure fees	5	6	14	17
Gains (losses) on financial instruments, at fair value and other investments, net	(10)	(4)	41	31
Gains (losses) from currency diversification strategy, net	11	(24)	112	(186)
Other, net	3	4	10	14
	$27	$(1)	$228	$(78)

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

9. Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based Operating Companies who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years. Included in employee compensation and benefits expenses in the condensed consolidated statements of comprehensive income were $2 million and $2 million of plan contributions for the nine months ended September 30, 2016 and 2015, respectively.

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

As of September 30, 2016, the Company has 4,994 shares of common stock remaining to be distributed to former employees under the ROI Unit Stock Plan.

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

Stock Incentive Plan share grants (excluding 21,009 shares issued pursuant to the ROI Unit Stock Plan described above) and the related fair values since the plan inception are presented in the table below:

			Fair Value at
			Date of Grant
	Shares		($ millions)
Prior periods (since inception)	17,284,454		$302
December 31, 2013	1,894,046		46
December 31, 2014	1,709,968		49
December 31, 2015	1,211,533	[1]	52
	22,100,001		$449

(1)	Stock Incentive Plan number of granted shares related to 2015 was adjusted by 12,454 additional shares during the nine months ended September, 30, 2016.

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

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $34 million and $38 million for the nine months ended September 30, 2016 and 2015, respectively. Estimated future compensation costs for unvested awards, net of forfeiture credits, as of September 30, 2016 are $25 million.

The following summarizes the Stock Incentive Plan and ROI Unit Stock Plan activities from December 31, 2015 through September 30, 2016:

	Stock		ROI Unit
	Incentive Plan		Stock Plan
	Shares		(Shares)
Balance, December 31, 2015	8,937,985	[1]	6,370
Granted	—		—
Forfeited	(66,137)		—
Distributed	(2,400,019)		(1,376)
Balance, September 30, 2016	6,471,829		4,994

(1)	Stock Incentive Plan number of granted shares related to 2015 was adjusted by 12,454 additional shares during the nine months ended September 30, 2016.

Awards granted under the stock plans are subject to forfeiture in the event a participant ceases employment with the Company. The stock plans provide that participants who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post‑employment provisions will forfeit 50% of unvested previously granted awards unless the participant is over the age of 59, in which case the participant would be eligible to receive 100% of unvested awards previously granted. Distributions of remaining awards granted on or before January 1, 2009 to former participants will occur within 90 days of the anniversary of the termination of employment date over a five (5) year vesting schedule, 12.5% in each of the first four years and 50% in the fifth year. Distributions of remaining awards granted on or after January 1, 2010 to former participants will occur over the remaining vesting schedule applicable to each grant. Through September 30, 2016, a total of 446,977 shares have been distributed under these post‑employment provisions. These distributions are included in the table above.

10. Income Taxes

Income tax expense for the nine months ended September 30, 2016 and 2015 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

As of and for the nine months ended September 30, 2016 and 2015,  the Company had no unrecognized tax and no valuation allowances on deferred tax assets were required. The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of September 30, 2016, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2010, and to non-U.S. income tax examinations for tax years prior to 2006.

As of September 30, 2016, accumulated earnings held by non‑U.S. subsidiaries totaled $1.0 billion  (as of December 31, 2015 $1.0 billion). Of this amount, approximately $0.3 billion  (as of December 31, 2015 $0.4 billion) is attributable to earnings of the Company’s foreign subsidiaries that are considered “pass‑through” entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for U.S. tax purposes and when they are remitted. With respect to certain of these subsidiaries’ accumulated earnings (approximately

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

$0.2 billion and $0.3 billion as of September 30, 2016 and December 31, 2015, respectively), repatriation would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution. The Company has not provided for its proportionate share of these additional foreign taxes as it does not intend to repatriate these earnings in the foreseeable future. For the same reason, the Company has not provided deferred U.S. tax on cumulative translation adjustments associated with these earnings.

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

11.   Commitments, Contingencies and Guarantees

Claims Against Customers

On January 15, 2015, due to the sudden move in the value of the Swiss franc that followed an unprecedented action by the Swiss National Bank, which removed a previously instituted and repeatedly reconfirmed cap of the currency relative to the Euro, several of the Company’s customers who held currency futures and spot positions suffered losses in excess of their deposits with the Company. The Company took immediate action to hedge its exposure to the foreign currency receivables from these customers. The Company estimates the cumulative losses related to this event, net of hedging activity and debt collection efforts, to be approximately $118 million. The Company is actively pursuing collection of the debts. The ultimate effect of this incident on the Company’s results will depend upon the outcome of the Company’s debt collection efforts.

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of September 30, 2016 and 2015, reserves provided for potential losses related to litigation matters were not material.

Trading Technologies Matter

On February 3, 2010, Trading Technologies International, Inc. (“Trading Technologies”) commenced an action in the U.S. District Court for the Northern District of Illinois, Eastern Division, against IBG LLC and IB LLC (“Defendants”) alleging infringement of twelve U.S. patents and seeking, among other things, unspecified damages and injunctive relief. The Defendants filed an answer denying the claims and asserted counterclaims seeking a declaration that the patents have not been infringed and are invalid. The Defendants and/or certain codefendants filed petitions with the U.S. Patent and Trademark Office (“USPTO”) for Covered Business Method (“CBM”) Review on the asserted patents. Thus far the USPTO issued decisions instituting CBM Review on nine of the asserted patents and has made a finding that it is more likely than not that the patents are invalid. On February 19, 2016, the Defendants filed a motion requesting to stay the litigation in light of the CBM Review petitions. On May 9, 2016, the District Court granted the Defendants’ motion to stay the case pending the CBM Reviews. On May 17, 2016, Trading Technologies filed a notice of appeal of the stay. While it is too early to predict the outcome of the matter, the Company believes it has meritorious defenses to the allegations made in the complaint and intend to defend itself vigorously against them.

Class Action Matter

On December 18, 2015, a former individual customer filed a purported class action complaint against IB LLC, IBG, Inc., and Thomas Frank, PhD, the Company’s Executive Vice President and Chief Information Officer, in the U.S. District Court for the District of Connecticut. The complaint alleged that the former customer and members of the purported class of IB LLC’s customers were harmed by alleged “flaws” in the computerized system used by the Company to close out (i.e., liquidate) positions in customer brokerage accounts that have margin deficiencies. The complaint sought, among other things, undefined compensatory damages and declaratory and injunctive relief. The Company filed a motion to dismiss the complaint. On September 28, 2016, the District Court granted the Company’s motion to dismiss and directed the Clerk of the Court to close the file.  The Court noted, among other things, that IB

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

LLC’s customer agreement, federal law and associated industry rules grant IB LLC broad discretion to close out margin deficient customer accounts for IB LLC’s protection. Should the plaintiffs appeal the dismissal of the complaint or seek leave to amend and re-file the complaint, the Company intends to continue its vigorous defense of the claims.

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

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three months and nine months ended September 30, 2016 and 2015, and to total assets as of September 30, 2016 and December 31, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in millions)
Net revenues
Electronic brokerage	$288	$300	$945	$878
Market making	43	90	145	229
Corporate	14	(31)	113	(189)
Total net revenues	$345	$359	$1,203	$918
Income before income taxes
Electronic brokerage	$162	$184	$588	$423
Market making	7	46	32	103
Corporate	14	(28)	113	(195)
Total income before income taxes	$183	$202	$733	$331

	September 30,	December 31,
	2016	2015

	(in millions)
Segment Assets
Electronic brokerage	$50,307	$44,421
Market making	11,777	10,825
Corporate	(7,020)	(6,512)
Total assets	$55,064	$48,734

The Company operates its automated global business in the U.S. and international markets on more than 100 electronic exchanges and market centers. A significant portion of the Company’s net revenues are generated by subsidiaries operating outside the U.S. International operations are comprised of electronic brokerage and market making activities in 24 countries in Europe, Asia and the Americas (outside the U.S.). The following table presents total net revenues and income before income taxes by geographic area for the three and nine months ended September 30, 2016 and 2015. The geographic analysis presented below is based on the location of the subsidiaries in which the transactions are recorded. This geographic information does not reflect the way the Company’s business is managed.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in millions)
Net revenues
United States	$265	$261	$947	$640
International	80	98	256	278
Total net revenues	$345	$359	$1,203	$918
Income before income taxes
United States	$156	$155	$641	$198
International	27	47	92	133
Total income before income taxes	$183	$202	$733	$331

13. Regulatory Requirements

As of September 30, 2016, aggregate excess regulatory capital for all of the Operating Companies was $4.2 billion.

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

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$3,217	$325	$2,892
TH LLC	318	1	317
THE	603	181	422
Other regulated Operating Companies	679	79	600
	$4,817	$586	$4,231

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain Operating Companies are subject to other regulatory restrictions and requirements.

As of September 30, 2016,  all of the regulated Operating Companies were in compliance with their respective regulatory capital requirements.

14. Related Party Transactions

Receivable from affiliate, reported in other assets in the condensed consolidated statement of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the condensed consolidated statements of financial condition as of September 30, 2016 and December 31, 2015 were accounts receivable from directors, officers and their affiliates of $54 million and $85 million and payables of $724 million and $698 million, respectively. The Company may extend credit to these related parties in connection with margin loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

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

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 16.6% of the membership interests of IBG LLC. The remaining approximately 83.4% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder, Chairman and Chief Executive Officer, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of September 30, 2016.

	IBG, Inc.	Holdings	Total
Ownership %	16.6%	83.4%	100.0%
Membership interests	67,987,957	341,444,304	409,432,261

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

Our customer base is diverse with respect to geography and segments. Currently, more than half of our customers reside outside the U.S. in over 190 countries. Approximately 63% of our customers’ equity is in institutional accounts such as hedge funds, financial advisors, proprietary trading desks, and introducing brokers. Specialized products and services that we have developed are successfully attracting these accounts.  For example, we offer prime brokerage services, including capital introduction and securities lending to hedge funds; and our model portfolio technology and automated share allocation and rebalancing tools are particularly attractive to financial advisors. We provide a host of analytical tools such as the Probability LabSM, which allows our customers to analyze option strategies under various market assumptions. IB Investors’ MarketplaceSM allows wealth advisors to search for money managers and assign them to client accounts based on their investment strategy. IB EmployeeTrackSM is widely used by compliance officers of financial institutions to streamline the process of tracking their employees’ brokerage activities. IB Portfolio Builder allows our customers to set up an investment strategy based on research and rankings from top research providers and fundamental data. In addition, our RIA Compliance Center provides information to assist advisors with registration and compliance obligations.

•

Market Making. We conduct our market making business primarily through our Timber Hill subsidiaries. As a market maker on many of the world’s leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over one million tradable, exchange‑listed products. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time. Our entire portfolio is evaluated each second and continuously rebalanced throughout the trading day, thus minimizing the risk of our portfolio at all times. This real‑time rebalancing of our portfolio, together with our real‑time proprietary risk management system, enables us to curtail risk and to be profitable in both up‑market and down‑market scenarios. In the past several years our market making business has suffered from competitive pressures and along with the rapid increase of our electronic brokerage business, its significance continues to diminish.

The operating business segments are supported by our corporate segment which provides centralized services and executes our currency diversification strategy.

Executive Overview

Third Quarter Results:    Diluted earnings per share were $0.30 for the quarter ended September 30, 2016 (“current quarter”), compared to diluted earnings per share of $0.35 for the quarter ended September 30, 2015 (“prior year quarter”). The calculation of diluted earnings per share is detailed in Note 4 to the condensed consolidated financial statements elsewhere in this report.

On a comprehensive basis, which includes other comprehensive income (“OCI”), diluted earnings per share were $0.30 for the current quarter, compared to diluted earnings per share of $0.23 for the prior year quarter.

In connection with our currency diversification strategy, we determine our net worth in GLOBALs, a basket of 15 major currencies in which we hold our equity. As a result, as of September 30, 2016, approximately 54% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy increased our comprehensive earnings by $13 million (versus a decrease of $76 million in the prior year quarter), as the U.S. dollar value of the GLOBAL increased by approximately 0.26%. The effects of our currency diversification strategy are reported as (1) a component of other income in the condensed consolidated statement of comprehensive income and (2) OCI in the condensed consolidated statement of financial condition and the condensed consolidated statement of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

As a result of a periodic assessment, and in light of the increasing importance of China to our business, we changed the composition of the GLOBAL by adding the Chinese renminbi (specifically, the offshore currency known by the symbol CNH), removing the South Korean won (KRW) and Brazilian real (BRL) components, and realigning the relative weights of the U.S. dollar (USD) and Japanese yen (JPY) components to better reflect the global diversification of our businesses. The new composition of the GLOBAL went into effect as of the close of business on June 30, 2016.

A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Consolidated:  For the current quarter, our net revenues were $345 million and income before income taxes was $183 million, compared to net revenues of $359 million and income before income taxes of $202 million in the prior year quarter. The decrease in income before income taxes in the current quarter was mainly driven by a 56% decrease in trading gains and a 14% decrease in commissions and execution fees, partially offset by higher net interest income, which increased 28%.  Our pre-tax profit margin was 53%, compared to 56% for the prior year quarter.

Electronic Brokerage: For the current quarter, income before income taxes in our electronic brokerage segment  decreased $22 million, or 12%, compared to the prior year quarter.  Net revenues decreased 4%, mainly from a 15% decline in commissions and execution fees and a 53% decrease in other income, driven by net mark-to-market losses on our U.S. government securities portfolio; partially offset by higher net interest income, which rose 28%, due to higher customer cash balances, the majority of which were invested in interest-bearing U.S. government securities during the current quarter. Pre-tax profit margin was 56% for the current quarter and 61% for the prior year quarter. Customer accounts grew 15% and customer equity increased 33% from September 30, 2015.  For the current quarter, total Daily Average Revenue Trades (“DARTs”) for cleared and execution‑only customers decreased by 11% to 609 thousand, compared to 683 thousand in the prior year quarter.

Market Making: For the current quarter, income before income taxes in our market making segment decreased $39 million, or 85%, compared to the prior year quarter. Trading gains decreased 56% on lower trading volumes and decreases in volatility and in the actual-to-implied volatility ratio compared to the prior year quarter. Pre-tax profit margin was 16% for the current quarter and 51% for the prior year quarter.

Nine Month Results:    Diluted earnings per share were $1.20 for the nine months ended September 30, 2016 (“current nine month period”), compared to diluted earnings per share of $0.52 for the nine months ended September 30, 2015 (“prior year nine month period”).

On a comprehensive basis, which includes OCI, diluted earnings per share were $1.25 for the current nine month period, compared to diluted earnings per share of $0.44 for the prior year nine month period.

Consolidated:  For the current nine month period, our net revenues were $1,203 million and income before income taxes was $733 million, compared to net revenues of $918 million and income before income taxes of $331 million in the prior year nine month period.  The increase in income before income taxes was mainly driven by gains from our currency diversification strategy in the current nine month period and the non-recurrence of customer bad debt expenses resulting from the Swiss franc event described below in the prior year nine month period; along with higher net interest income, which increased 27%; partially offset in the current nine month period by lower trading gains, which decreased 43%; lower commissions and execution fees, which decreased 2% and higher execution and clearing expenses, which increased 3%.  Our pre-tax profit margin was 61%, compared to 36% for the prior year nine month period.

Electronic Brokerage: For the current nine month period, income before income taxes in our electronic brokerage segment  increased $165 million, or 39%, compared to the prior year nine month period, mainly driven by the non-recurrence of $137 million in customer bad debt expenses in the prior year nine month period due to the Swiss franc event described below.  Net revenues increased 8%, mainly from a 24% increase in net interest income due to higher customer cash balances, the majority of which were invested in interest-bearing U.S. government securities during the current nine month period; and from a 7% increase in other income, driven by higher net mark-to-market gains on our U.S. government securities portfolio; partially offset by a  3% decrease in commissions and execution fees due to generally lower customer contract and share volumes. Pre-tax profit margin was 62% for the current nine month period and 48% for the prior year nine month period. Customer accounts grew 15% and customer equity increased 33% from September 30, 2015.  For the current nine month period, total Daily Average Revenue Trades (“DARTs”) for cleared and execution‑only customer increased 3% to 667 thousand, compared to 649 thousand in the prior year nine month period.

Sudden Move in the Value of the Swiss Franc

On January 15, 2015, in an unprecedented action, the Swiss National Bank removed a previously instituted and repeatedly confirmed cap of the currency relative to the euro, causing a sudden move in the value of the Swiss franc. Several of our customers holding currency futures and spot positions suffered losses in excess of their deposits with us. We took immediate action to hedge our exposure to the foreign currency receivables from these customers. Since January 2015, we have incurred cumulative losses, net of hedging activity and debt collection efforts, of $118 million. We continue to actively pursue collection of the debts. The ultimate effect of this incident on our results will depend upon the outcome of our debt collection efforts.

Market Making: For the current nine month period, income before income taxes in our market making segment  decreased $71 million, or 69%, compared to the prior year nine month period. Trading gains were negatively impacted by lower trading volumes, a divergence in price behavior among a significant number of individual stocks during the first quarter of 2016, and decreases in volatility and in the actual-to-implied volatility ratio as compared to prior year nine month period. Pre-tax profit margin was 22% for the current nine month period and 45% for the prior year nine month period.

Trading Volumes and Brokerage Statistics

The following tables present historical trading volumes and brokerage statistics for our business. However, volumes are not the only drivers in our business.

TRADE VOLUMES:

(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2013	65,320		173,849		18,489		257,658		1,029
2014	64,530	-1%	206,759	19%	18,055	-2%	289,344	12%	1,155
2015	65,937	2%	242,846	17%	18,769	4%	327,553	13%	1,305

3Q2015	18,696		65,333		5,266		89,295		1,395
3Q2016	15,474	-17%	61,181	-6%	3,736	-29%	80,391	-10%	1,256

2Q2016	16,056		64,531		4,114		84,701		1,323
3Q2016	15,474	-4%	61,181	-5%	3,736	-9%	80,391	-5%	1,256

CONTRACT AND SHARE VOLUMES:

(in 000’s, except %)

TOTAL

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2013	659,673		121,776		95,479,739
2014	631,265	-4%	123,048	1%	153,613,174	61%
2015	634,388	0%	140,668	14%	172,742,520	12%

3Q2015	179,786		38,960		41,999,917
3Q2016	138,767	-23%	32,521	-17%	38,515,753	-8%

2Q2016	140,461		35,355		36,768,094
3Q2016	138,767	-1%	32,521	-8%	38,515,753	5%

MARKET MAKING

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2013	404,490		18,184		12,849,729
2014	344,741	-15%	15,668	-14%	12,025,822	-6%
2015	335,406	-3%	14,975	-4%	15,376,076	28%

3Q2015	95,754		3,868		4,458,343
3Q2016	74,966	-22%	3,338	-14%	2,874,332	-36%

2Q2016	76,223		3,042		3,340,316
3Q2016	74,966	-2%	3,338	10%	2,874,332	-14%

Notes:

(1)	Futures contract volume includes options on futures

BROKERAGE TOTAL

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2013	255,183		103,592		82,630,010
2014	286,524	12%	107,380	4%	141,587,352	71%
2015	298,982	4%	125,693	17%	157,366,444	11%

3Q2015	84,032		35,092		37,541,574
3Q2016	63,801	-24%	29,183	-17%	35,641,421	-5%

2Q2016	64,238		32,313		33,427,778
3Q2016	63,801	-1%	29,183	-10%	35,641,421	7%

BROKERAGE CLEARED

	Options	%	Futures	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2013	180,660		101,732		78,829,785
2014	225,662	25%	106,074	4%	137,153,132	74%
2015	244,356	8%	124,206	17%	153,443,988	12%

3Q2015	68,018		34,635		36,475,917
3Q2016	55,579	-18%	28,986	-16%	34,817,202	-5%

2Q2016	53,951		32,037		32,491,500
3Q2016	55,579	3%	28,986	-10%	34,817,202	7%

Notes:

(1)	Futures contract volume includes options on futures

BROKERAGE STATISTICS:

(in 000’s, except % and where noted)

Year over Year	3Q2016	3Q2015	% Change
Total Accounts	370	322	15%
Customer Equity (in billions) *	$82.7	$62.1	33%

Cleared DARTs	564	620	-9%
Total Customer DARTs	609	683	-11%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$3.91	$4.10	-5%
DART per Avg. Account (Annualized)	390	493	-21%
Net Revenue per Avg. Account (Annualized)**	$3,191	$3,584	-11%

Consecutive Quarters	3Q2016	2Q2016	% Change
Total Accounts	370	357	4%
Customer Equity (in billions) *	$82.7	$73.7	12%

Cleared DARTs	564	597	-6%
Total Customer DARTs	609	648	-6%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$3.91	$3.91	0%
DART per Avg. Account (Annualized)	390	428	-9%
Net Revenue per Avg. Account (Annualized)**	$3,191	$3,256	-2%

*     Excludes non‑customers.

**   The calculation has been revised to exclude components of other income that are not direct revenues from customers.  Prior period amounts have been recalculated to conform to the current methodology.

Business Environment

Against a backdrop of global declines in trading volumes, we maintained our position as the largest U.S. electronic broker as measured by the number of customer revenue trades, despite a decrease of 11% from the prior year quarter. New customer account growth remained robust as total customer accounts increased 15% to 370 thousand from September 30, 2015. Institutional customers, such as hedge funds, mutual funds, introducing brokers, proprietary trading groups and financial advisors, comprised approximately 43% of total accounts and approximately 63% of total customer equity at the end of the current quarter. Our customer base continues to be geographically diverse, with customers residing in over 190 countries and over 50% of new customers coming from outside the U.S. Average equity per account increased by 16%, to $224 thousand, compared to the prior year quarter.

Our low margin lending rates, are tied to benchmark rates, such as the Federal Funds rate in the U.S. In the current quarter, our customers paid 0.5% to 1.9% for their U.S. dollar margin loans with us. Customer margin loans increased by 15% from the prior year quarter, due to customers’ appetite for increased risk, along with expanded prime broker financing. Electronic brokerage net interest income grew 28% compared to the prior year quarter, as average customer credit balances rose 17% for the current quarter.

Market making segment results decreased in the current quarter, as trading gains were dampened by lower trading volumes and decreases in volatility and in the actual-to-implied volatility ratio as compared to the prior year quarter.

The following is a summary of the key profit drivers that affect our business and how they compared to the prior year quarter:

Global trading volumes. According to data received from exchanges worldwide, volumes in exchange‑listed equity‑based options decreased by approximately 25% globally and 15% in the U.S. for the current quarter, compared to the prior year quarter. During the current quarter, we accounted for approximately 8.0%  (7.8% in the prior year quarter) of the exchange‑listed equity‑based options volume traded worldwide (including options on ETFs and stock index products), and approximately 11.2%  (11.5% in the prior year quarter) of exchange‑listed equity‑based options volume traded in the U.S. It is important to note that this metric is not directly correlated with our profits.

Volatility. Since we typically maintain an overall long volatility position, our market making profits are generally correlated with market volatility, protecting us against a severe market dislocation in either direction. Based on the Chicago Board Options Exchange Volatility Index (“VIX®”), the average volatility decreased to 13.3 in the current quarter, down 31% from the average of 19.2 in the prior year quarter.

The ratio of actual to implied volatility is also meaningful to our results. Because the cost of hedging our positions is based on implied volatility, while our trading profits are, in part, based on actual market volatility, a higher ratio has a generally favorable impact on our trading gains and a lower ratio generally has a negative effect. This ratio averaged approximately 74% during the current quarter,  compared to an average of approximately 109% in the prior year quarter.

Currency fluctuations. As a global electronic broker and market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in proportion to a defined basket of 15 currencies we call the “GLOBAL” in order to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current quarter, the value of the GLOBAL, as measured in U.S. dollars, increased 0.26% compared to its value as of June 30,  2016, which had a positive impact on our comprehensive earnings for the current quarter. A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10‑Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in millions, except share and per share data)
Revenues
Trading gains	$38	$87	$124	$216
Commissions and execution fees	144	167	462	473
Interest income	157	122	446	356
Other income	27	(1)	228	(78)
Total revenues	366	375	1,260	967
Interest expense	21	16	57	49
Total net revenues	345	359	1,203	918

Non-interest expenses
Execution and clearing	62	63	183	177
Employee compensation and benefits	58	56	174	171
Occupancy, depreciation and amortization	13	12	38	33
Communications	7	6	23	19
General and administrative	19	13	46	42
Customer bad debt	3	7	6	145
Total non-interest expenses	162	157	470	587
Income before income taxes	183	202	733	331
Income tax expense	15	20	55	37
Net income	168	182	678	294
Less net income attributable to noncontrolling interests	148	160	598	262
Net income available for common stockholders	$20	$22	$80	$32

Earnings per share
Basic	$0.30	$0.35	$1.22	$0.53
Diluted	$0.30	$0.35	$1.20	$0.52

Weighted average common shares outstanding
Basic	67,083,654	62,458,655	65,351,842	60,152,525
Diluted	68,470,224	64,028,731	66,738,754	61,646,928

Comprehensive income
Net income available for common stockholders	$20	$22	$80	$32
Other comprehensive income
Cumulative translation adjustment, before income taxes	-	(8)	3	(5)
Income taxes related to items of other comprehensive income	-	-	-	-
Other comprehensive income (loss), net of tax	-	(8)	3	(5)
Comprehensive income available for common stockholders	$20	$14	$83	$27

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$148	$160	$598	$262
Other comprehensive income (loss) - cumulative translation adjustment	2	(44)	19	(29)
Comprehensive income attributable to noncontrolling interests	$150	$116	$617	$233

Three Months Ended September 30, 2016 (“current quarter”) compared to the Three Months Ended September 30, 2015 (“prior year quarter”)

Net Revenues

Total net revenues, for the current quarter, decreased $14 million, or 4%, compared to the prior year quarter, to $345 million. The decrease in net revenues was primarily due to lower trading gains and commissions and execution fees, partially offset by higher net interest income and other income. Trading volume is an important driver of revenues and costs for both our electronic brokerage and market making segments. During the current quarter, our options and futures contract and stock share volumes decreased 23%, 17%, and 8%, respectively, compared to the prior year quarter.

Trading Gains

Trading gains, for the current quarter, decreased $49 million, or 56%,  compared to the prior year quarter, to $38 million. As market makers, we provide liquidity by buying from sellers and selling to buyers. During the current quarter, our market making operations executed 15.5 million trades, a decrease of 17% compared to the number of trades executed in the prior year quarter. Market making options and futures contract and stock share volumes decreased 22%, 14%, and 36%, respectively, compared to the prior year quarter.

Trading gains were unfavorably impacted by lower trading volumes and decreases in volatility and in the actual-to-implied volatility ratio as compared to the prior year quarter.  The VIX®, which measures perceived U.S. equity market volatility,  decreased 31% to an average of 13.3 for the current quarter, compared to an average of 19.2 for the prior year quarter.  The ratio of actual to implied volatility decreased to an average of 74% for the current quarter, compared to an average of approximately 109% for the prior year quarter.

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

Commissions and Execution Fees

Commissions and execution fees, for the current quarter, decreased $23 million,  or 14%,  compared to the prior year quarter, to $144 million, on lower trading volumes. Cleared customer options  and futures contract and stock share volumes decreased 18%, 16%, and 5%, respectively, from the prior year quarter. Total DARTs for cleared and execution-only customers, for the current quarter, decreased by 11% to 609 thousand, compared to 683 thousand during the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current quarter, decreased by 9% to 564 thousand, compared to 620 thousand for the prior year quarter. Average commission per DART for cleared customers, for the current quarter,  decreased by 5% to $3.91, compared to $4.10 for the prior year quarter, reflecting smaller average order sizes across most product types.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current quarter, increased $30 million, or 28%,  compared to the prior year quarter, to $136 million. The increase in net interest income was driven by higher average customer cash balances.

Net interest income on customer balances, for the current quarter, increased $27 million, compared to the prior year quarter, driven by a $5.7 billion increase in average customer cash balances, the majority of which were invested in interest-bearing U.S. government securities, partially offset by a $1.4 billion decrease in average customer margin borrowings. In addition, the average Fed Funds effective rate increased by approximately 23 basis points to 0.37% for the current quarter, compared to the prior year quarter.

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

In the current quarter, average securities borrowed increased by 27%, to $4.3 billion and average securities loaned increased by 2%, to $3.1 billion, compared to the prior year quarter. Net interest earned from securities lending is also affected by the level of demand for securities positions in our market making business and held by our customers. During the current quarter, net fees earned by our electronic brokerage and market making segments from securities lending transactions increased $5 million or 13%, compared to the prior year quarter. The increase in net interest income from securities lending transactions was attributable to primarily the electronic brokerage segment.

Other Income

Other income, for the current quarter,  increased $28 million, compared to the prior year quarter, to  $27 million, mainly driven by an $11 million gain from our currency diversification strategy for the current quarter, compared to a $24 million loss in the prior year quarter, as the U.S. dollar value of the GLOBAL increased 0.26% in the current quarter; partially offset by a $15 million net mark-to-market loss on our U.S. government securities portfolio compared to a $5 million net mark-to-market gain in the prior year quarter and $9 million higher net mark-to market gains on other investments. In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.

Non‑Interest Expenses

Non-interest expenses, for the current quarter,  increased $5 million, or 3%,  compared to the prior year quarter, to $162 million,  mainly due to higher general and administrative and employee compensation and benefits expenses; partially offset by lower customer bad debt expenses. As a percentage of total net revenues, non-interest expenses were 47% for the current quarter and 44% for the prior year quarter.

Execution and Clearing

Execution and clearing expenses, for the current quarter, decreased $1 million, or 2%, compared to the prior year quarter, to $62 million, as trading volumes were lower across product types. Execution and clearing expenses decreased $3 million in our market making segment, but were partially offset by an increase of $1 million in our electronic brokerage segment.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current quarter,  increased $2 million, or 4%, compared to the prior year quarter, to $58 million, mainly due to a 13% increase in the number of employees to 1,194, compared to 1,052 at September 30, 2015, as expenses increased by $4 million in our electronic brokerage segment but were partially offset by decreases in our market making segment. Within the operating business segments, we continued to add staff in electronic brokerage and reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 17% for the current quarter and 16% for the prior year quarter.

General and Administrative

General and administrative expenses, for the current quarter,  increased $6 million, or 46%,  compared to the prior year quarter, to $19 million, mainly due to higher professional services fees and expenses related to legal and regulatory matters. As a percentage of total net revenues, general and administrative expenses were 6% for the current quarter and 4% for the prior year quarter.

Customer Bad Debt

Customer bad debt expense, for the current quarter, decreased $4 million, or 57%, compared to the prior year quarter, to $3 million, primarily due to the non-recurrence of $7 million in customer related losses in the prior year quarter related to the market volatility in the late-August 2015 period.

Our operating results, for the current quarter, excluding the effects of our currency diversification strategy and the mark-to-market gains from our U.S. government securities portfolio were as follows: net revenues were $349 million, down 8%; non-interest expenses were $162 million, up 3%; income before income taxes was $187 million, down 15%; and pre-tax profit margin decreased to 54% for the current quarter, compared to 58% for the prior year quarter.

Nine Months Ended September 30, 2016 (“current nine month period”) compared to the Nine Months Ended September 30, 2015 (“prior year nine month period”)

Net Revenues

Total net revenues, for the current nine month period,  increased $285 million, or 31%, compared to the prior year nine month period, to $1,203 million. The increase in net revenues was primarily due to higher other income (driven by gains on our currency diversification strategy and net mark-to-market gains on our U.S. government securities portfolio),  and net interest income; partially offset by lower trading gains and commissions and execution fees. Trading volume is an important driver of revenues and costs for both our electronic brokerage and market making segments. During the current nine month period, our futures contract volume increased 2% while options contract and stock share volumes decreased 10% and 17%,  respectively, compared to the prior year nine month period.

Trading Gains

Trading gains for the current nine month period,  decreased $92 million, or 43%, compared to the prior year nine month period, to $124 million. As market makers, we provide liquidity by buying from sellers and selling to buyers. During the current nine month period, our market making operations executed 48.8 million trades, compared to 49.0 million trades executed in the prior year nine month period. Market making options and futures contract and stock share volumes, decreased 8%, 2% and 7%, respectively, compared to the prior year nine month period.

Trading gains were negatively impacted by lower trading volumes, a divergence in price behavior among a significant number of individual stocks during the first quarter of 2016, and decreases in volatility and in the actual-to-implied volatility ratio as compared to the prior year nine month period.  The VIX®, which measures perceived U.S. equity market volatility, decreased 1% to an average of 16.4 for the current nine month period, compared to an average of 16.5 for the prior year nine month period. The ratio of actual to implied volatility decreased to an average of approximately 84% for the current nine month period, compared to an average of approximately 89% for the prior year nine month period.

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

Commissions and Execution Fees

Commissions and execution fees, for the current nine month period,  decreased $11 million, or 2%, compared to the prior year nine month period, to $462 million, driven by mixed customer trading volumes and lower average commission per customer order, but moderated by continued customer account growth. Cleared customer options contract and stock share volumes decreased 9% and 19%, respectively, while futures contract volume increased 3%, compared to the prior year nine month period. Total DARTs for cleared and execution-only customers, for the current nine month period,  increased 3% to 667 thousand, compared to 649 thousand during the prior year nine month period. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current quarter, increased 4%, to 615 thousand, compared to 592 thousand for the prior year nine month period. Average commission per DART for cleared customers, for the current nine month period,  decreased by 6% to $3.89, compared to $4.15 for the prior year nine month period.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current nine month period,  increased $82 million, or 27%, compared to the prior year nine month period, to $389 million. The increase in net interest income was driven by higher customer cash balances and higher net fees earned from securities lending transactions.

Net interest income on customer balances, for the current nine month period,  increased $77 million, compared to the prior year nine month period, driven by a $5.3 billion increase in average customer cash balances, the majority of which were invested in interest-bearing U.S. government securities, partially offset by a $2.6 billion decrease in average customer margin borrowings. In addition, the average Fed Funds effective rate increased by approximately 24 basis points to 0.37% for the current nine month period, compared to the prior year nine month period.

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

In the current nine month period, average securities borrowed increased by 20%, to $4.1 billion and average securities loaned decreased by 10%, to $2.8 billion,  compared to the prior year nine month period. Net interest earned from securities lending is also affected by the level of demand for securities positions in our market making business and held by our customers. During the current nine month period, net fees earned by our electronic brokerage and market making segments from securities lending transactions increased $10 million, or 9%, compared to the prior year nine month period. The majority of the increase in net interest income from securities lending transactions was attributable to the electronic brokerage segment.

Other Income

Other income, for the current nine month period, increased $306 million to $228 million, compared to a loss of $78 million in the prior year nine month period, mainly driven by $113 million gain on our currency diversification strategy in the current nine month period as compared to a loss of $186 million in the prior year nine month period and $18 million higher net mark-to-market gains on our U.S. government securities portfolio, due to a decline in medium-term interest rates during the current nine month period. In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Non‑Interest Expenses

Non-interest expenses, for the current nine month period,  decreased $117 million, or 20%,  compared to the prior year nine month period, to $470 million,  mainly due to the non-recurrence of $137 million in customer bad debt expense due to the Swiss franc event in the prior year nine month period, as described above. As a percentage of total net revenues, non-interest expenses were 39% for the current nine month period and 64% for the prior year nine month period.

Execution and Clearing

Execution and clearing expenses, for the current nine month period,  increased $6 million, or 3%,  compared to the prior year nine month period, to $183 million,  driven by higher trading volumes in futures in the electronic brokerage segment.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current nine month period,  increased $3 million, or 2%, compared to the prior year nine month period,  to $174 million, mainly due to a 13% increase in the number of employees to 1,194, compared to 1,052 as of September 30, 2015. Within the operating business segments, we continued to add staff in electronic brokerage and reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 14% for the current nine month period and 19% for the prior year nine month period.

General and Administrative

General and administrative expenses, for the current nine month period, increased $4 million, or 10%,  compared to the prior year nine month period, to $46 million,  mainly due to higher professional services fees and expenses related to legal and regulatory matters. As a percentage of total net revenues, general and administrative expenses were 4% for the current nine month period and 5% for the prior year nine month period.

Customer Bad Debt

Customer bad debt expense, for the current nine month period, decreased $139 million, or 96%, compared to the prior year nine month period, primarily due to the non-recurrence of unsecured customer losses of $137 million caused by the sudden move in the value of the Swiss franc in the prior year nine month period as described above in the “Financial Overview” section.

Our operating results, for the current nine month period, excluding the effects of our currency diversification strategy and the net mark-to-market gains from our U.S. government securities portfolio, and the Swiss franc related customer losses from the prior year nine month period were as follows: net revenues were $1,053 million, down 1%; non-interest expenses were $470 million, up 4%; income before income taxes was $583 million, down 6%; and pre-tax profit margin decreased to 55% for the current nine month period compared to 58% for the prior year nine month period.

Business Segments

The following table sets forth the net revenues, non-interest expenses and income before income taxes of our business segments:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015

		(in millions)
Electronic Brokerage	Net revenues	$288	$300	$945	$878
	Non-interest expenses	126	116	357	455
	Income before income taxes	$162	$184	$588	$423

	Pre-tax profit margin	56%	61%	62%	48%

Market Making	Net revenues	$43	$90	$145	$229
	Non-interest expenses	36	44	113	126
	Income before income taxes	$7	$46	$32	$103

	Pre-tax profit margin	16%	51%	22%	45%

Corporate(1)	Net revenues	$14	$(31)	$113	$(189)
	Non-interest expenses	-	(3)	-	6
	Income (loss) before income taxes	$14	$(28)	$113	$(195)

Total	Net revenues	$345	$359	$1,203	$918
	Non-interest expenses	162	157	470	587
	Income before income taxes	$183	$202	$733	$331

	Pre-tax profit margin	53%	56%	61%	36%

(1)	The corporate segment includes corporate related activities, inter-segment eliminations and gains and losses on positions held as part of our overall currency diversification strategy.

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

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in millions)
Revenues
Commissions and execution fees	$143	$168	$462	$474
Interest income	141	109	397	319
Other income	14	30	114	107
Total revenues	298	307	973	900
Interest expense	10	7	28	22
Total net revenues	288	300	945	878

Non-interest expenses
Execution and clearing	46	45	135	125
Employee compensation and benefits	28	24	82	72
Occupancy, depreciation and amortization	6	5	16	12
Communications	3	3	11	9
General and administrative	40	32	107	92
Customer bad debt	3	7	6	145
Total non-interest expenses	126	116	357	455

Income before income taxes	$162	$184	$588	$423

Three Months Ended September 30, 2016 (“current quarter”) compared to the Three Months Ended September 30, 2015 (“prior year quarter”)

Electronic brokerage total net revenues, for the current quarter, decreased $12 million, or 4%,  compared to the prior year quarter, to $288 million, primarily due to lower commissions and execution fees and other income, partially offset by higher net interest income.

Commissions and execution fees, for the current quarter, decreased $25 million, or 15%, compared to the prior year quarter, to $143 million, resulting from lower customer trading volume. Cleared customer options  and futures contract and stock share volumes decreased 18%, 16%, and 5%, respectively. Total DARTs for cleared and execution-only customers, for the current quarter, decreased by 11% to 609 thousand, compared to 683 thousand during the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current quarter, decreased by 9% to 564 thousand, compared to 620 thousand for the prior year quarter. Average commission per DART for cleared customers, for the current quarter, decreased by 5% to $3.91, compared to $4.10 for the prior year quarter, reflecting smaller average order sizes across product types.

Net interest income, for the current quarter, increased $29 million, or 28%, compared to the prior year quarter, to $131 million. The increase in net interest income was attributable to higher net customer interest of $27 million, driven by a $5.7 billion increase in average customer cash balances, the majority of which were invested in interest-bearing U.S. government securities, partially offset by a $1.4 billion decrease in average customer margin borrowings. In addition, the average Fed Funds effective rate increased by approximately 23 basis points to 0.37% for the current quarter, compared to the prior year quarter.

Other income, for the current quarter, decreased $16 million, or 53%, compared to the prior year quarter, to $14 million, mainly driven by  $15 million net mark-to-market losses on our U.S. government securities portfolio due to a rise in average medium-term interest rates during the current quarter.

Non-interest expenses, for the current quarter, increased $10 million, or 9%,  compared to the prior year quarter, to $126 million. Within non-interest expenses, execution and clearing expenses increased $1 million, or 2%. A 20% increase in the number of employees providing services to the electronic brokerage segment led to increases in employee compensation and benefits expenses of $4 million, or 17%, and in general and administrative expenses of $8 million, where the latter mainly represents software development provided by the corporate segment on a consulting basis. In addition, general and administrative expenses for the current quarter include higher professional fees and expenses related to legal and regulatory matters, compared to the prior year quarter. As a percentage of total net revenues, non-interest expenses were 44% for the current quarter and 39% for the prior year quarter.

Income before income taxes, for the current quarter, decreased $22 million, or 12%,  compared to the prior year quarter, to $162 million. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 56% for the current quarter and 61% for the prior year quarter.

Our operating results, for the current quarter, excluding the net mark-to-market gains and losses from our U.S. government securities portfolio and the Swiss franc related customer losses from the prior year quarter were as follows: income before income taxes was $177 million, down 1%; and pre-tax profit margin decreased to 58% for the current year quarter compared to 60% for the prior year quarter.

Nine Months Ended September 30,  2016 (“current nine month period”) compared to the Nine Months Ended September 30,  2015 (“prior year nine month period”)

Electronic brokerage total net revenues, for the current nine month period, increased $67 million, or 8%, compared to the prior year nine month period, to $945 million, primarily due to higher net interest income and other income.

Commissions and execution fees, for the current nine month period, decreased $12 million, or 3%, compared to the prior year nine month period, to $462 million, driven by mixed customer trading volumes and lower average commission per customer order, but moderated by continued customer account growth. Cleared customer options contract and stock share volumes decreased 9% and 19%, respectively, while futures contract volume increased 3%, compared to the prior year nine month period. Total DARTs for cleared and execution-only customers, for the current nine month period, increased 3% to 667 thousand, compared to 649 thousand during the prior year nine month period. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current nine month period, increased 4% to 615 thousand, compared to 592 thousand for the prior year nine month period. Average commission per DART for cleared customers, for the current nine month period, decreased by 6% to $3.89, compared to $4.15 for the prior year nine month period.

Net interest income, for the current nine month period, increased $72 million, or 24%, compared to the prior year nine month period, to $369 million. The increase in net interest income was attributable to higher net customer interest, mainly driven by a $5.3 billion increase in average customer cash balances, the majority of which were invested in interest-bearing U.S. government securities. In addition, the average Fed Funds-effective rate increased by approximately 24 basis points to 0.37% for the current nine month period, compared to the prior year nine month period.

Other income, for the current nine month period, increased $7 million, or 7%, compared to the prior year nine month period, to $114 million, mainly driven by  $18 million net mark-to-market gains on our U.S. government securities portfolio due to a decline in average medium-term interest rates and $5 million higher market data fee income; partially offset by the non-recurrence of $18 million in gains from our hedging activities to offset our losses related to the Swiss franc event in the prior year nine month period. In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity.

Non-interest expenses, for the current nine month period, decreased $98 million, or 22%, compared to the prior year nine month period, to $357 million, mainly due to the non-recurrence of $137 million in customer bad debt expense on the Swiss franc event in the prior year nine month period. Within non-interest expenses, execution and clearing expenses increased $10 million, or 8%, due to higher trading volume in futures contracts. A 20% increase in the number of employees providing services to the electronic brokerage segment led to increased employee compensation and benefits expenses of $10 million, or 14%,  and in general and administrative expenses of $15 million, where the latter represents software development provided by the corporate segment on a consulting basis. As a percentage of total net revenues, non-interest expenses were 38% for the current nine month period and 52% for the prior year nine month period.

Income before income taxes, for the current nine month period, increased $165 million, or 39%,  compared to the prior year nine month period, to $588 million. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 62% for the current nine month period and 48% for the prior year nine month period.

Our operating results, for the current nine month period, excluding the net mark-to-market gains from our U.S. government securities portfolio and the Swiss franc related customer losses from the prior year nine month period were as follows: income before income taxes was $551 million, up 5%; and pre-tax profit margin decreased to 61% for the current year nine month period compared to 62% for the prior year nine month period.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in millions)
Revenues
Trading gains	$38	$87	$124	$216
Interest income	18	13	51	37
Other income	-	1	4	7
Total revenues	56	101	179	260
Interest expense	13	11	34	31
Total net revenues	43	90	145	229

Non-interest expenses
Execution and clearing	17	20	49	54
Employee compensation and benefits	7	9	23	30
Occupancy, depreciation and amortization	1	1	3	3
Communications	2	2	8	7
General and administrative	9	12	30	32
Total non-interest expenses	36	44	113	126

Income before income taxes	$7	$46	$32	$103

Three Months Ended September 30,  2016 (“current quarter”) compared to the Three Months Ended September 30,  2015 (“prior year quarter”)

Market making total net revenues, for the current quarter, decreased $47 million, or 52%, compared to the prior year quarter, to $43 million, primarily due to lower trading gains, partially offset by higher net interest income.

Trading gains, for the current quarter, decreased $49 million, or 56% from the prior year quarter, unfavorably impacted by lower trading volumes and decreases in volatility and in the actual-to-implied volatility ratio as compared to the prior year quarter. The VIX®, which measures perceived U.S. equity market volatility,  decreased 31% to an average of 13.3 for the current quarter, compared to an average of 19.2 for the prior year quarter.  The ratio of actual to implied volatility decreased to an average of 74% for the current quarter, compared to an average of 109% for the prior year quarter. Options and futures contract and stock share volumes decreased 22%,  14%, and 36%, respectively, compared to the prior year quarter.

Net interest income, for the current quarter, increased $3 million, or 150%, compared to the prior year quarter, to $5 million. As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets. In the current quarter, these factors, together with an increase in net securities lending interest, produced more net interest income than in the prior year quarter.

Non-interest expenses, for the current quarter, decreased $8 million, or 18%, compared to the prior year quarter, to $36 million. Within non-interest expenses, execution and clearing fees decreased $3 million, or 15%, on lower trading volumes across product types. Employee compensation and benefits expenses decreased $2 million, or 22%, driven by continued reductions in staff. General and administrative expense decreased $3 million, or 25%, due to lower consulting expenses. As a percentage of total net revenues, non-interest expenses were 84% for the current quarter and 49% for the prior year quarter.

Income before income taxes, for the current quarter, decreased $39 million, or 85%, compared to the prior year quarter, to $7 million. As a percentage of total net revenues for the market making segment, income before income taxes was 16% for the current quarter and 51% for the prior year quarter.

Nine Months Ended September 30,  2016 (“current nine month period”) compared to the Nine Months Ended September 30,  2015 (“prior year nine month period”)

Market making total net revenues, for the current nine month period, decreased $84 million, or 37%, compared to the prior year nine month period, to $145 million, primarily due to lower trading gains, partially offset by higher net interest income.

Trading gains, for the current nine month period, decreased $92 million, or 43%, compared to the prior year nine month period, to $124 million, unfavorably impacted by lower trading volumes, a divergence in price behavior among an unusually large number of individual stocks during the first quarter of 2016, and decreases in volatility and in the actual-to-implied volatility ratio as compared to the prior year nine month period. The VIX®, which measures perceived U.S. equity market volatility,  decreased 1% to an average of 16.4 for the current nine month period, compared to an average of 16.5 for the prior year nine month period.  The ratio of actual to implied volatility decreased to an average of 84% for the current nine month period, compared to an average of 89% for the prior year nine month period. Options and futures contract and stock share volumes decreased 8%, 2%, and 7% respectively, compared to the prior year nine month period.

Net interest income, for the current nine month period, increased $11 million, or 183%, compared to the prior year nine month period, to $17 million. As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets. In the current nine month period, these factors, together with an increase in net securities lending interest, produced more net interest income than in the prior year nine month period.

Non-interest expenses, for the current nine month period, decreased $13 million, or 10%, compared to the prior year nine month period, to $113 million. Within non-interest expenses, execution and clearing fees decreased $5 million, or 9%, on lower trading volumes across product types. Employee compensation and benefits expenses decreased $7 million, or 23%, driven by continued reductions in staff. General and administrative expense decreased $2 million, or 6%, due to lower consulting expenses. As a percentage of total net revenues, non-interest expenses were 78% for the current nine month period and 55% for the prior year nine month period.

Income before income taxes, for the current nine month period, decreased $71 million, or 69%,  compared to the prior year nine month period, to $32 million. As a percentage of total net revenues for the market making segment, income before income taxes was 22% for the current nine month period and 45% for the prior year nine month period.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of investments of customer funds, collateralized receivables arising from customer‑related and proprietary securities transactions, and exchange‑listed marketable securities,  which are marked‑to‑market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed, and, to a lesser extent receivables from clearing houses for settlement of securities transactions, and securities purchased under agreements to resell. As of September 30,  2016, total assets were $55.1 billion of which approximately $54.5 billion, or 98.9% were considered liquid.

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

Liability balances, as of September 30, 2016, in connection with our securities loaned and payables to customers were higher than their respective average monthly balances during the current quarter. Liability balances, as of September 30, 2016, in connection with our short-term borrowings were higher than their respective average monthly balances during the current quarter. Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings will be adequate to meet our future liquidity needs for more than the next twelve months.

Cash and cash equivalents held by our non‑U.S. operating companies as of September 30,  2016 were $397 million ($382 million as of December 31, 2015). These funds are primarily intended to finance each individual operating company’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. In December 2015 and June 2016, dividends of $80 million and $40 million, respectively, were paid to IBG LLC from two of our non-U.S. subsidiaries. As of September 30, 2016, we had no intention to repatriate further amounts from non‑U.S. operating companies. In the event dividends were to be paid to the Company in the future by a non‑U.S. operating company, the Company would be required to accrue and pay income taxes on such dividends to the extent that U.S. income taxes had not been paid previously on the income of the paying company.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 11% to $5.9 billion as of September 30, 2016 from $5.3 billion as of September 30,  2015. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2016	2015

	(in millions)
Net cash provided by operating activities	$114	$627
Net cash provided by (used in) investing activities	11	(26)
Net cash used in financing activities	(198)	(248)
Effect of exchange rate changes on cash and cash equivalents	22	(34)
(Decrease) increase in cash and cash equivalents	$(51)	$319

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

Nine Months Ended September 30,  2016: Our cash and cash equivalents decreased by $51 million to $1.6 billion for the nine months ended September 30, 2016. We raised $114 million in net cash from operating activities. We used net cash of $187 million in our investing and financing activities, primarily for distributions to noncontrolling interests, dividends paid to our common stockholders, the repurchase of our common stock for employee tax withholdings under our stock incentive plans, and payments made under the Tax Receivable Agreement. Under investing activities, purchases and sales of other investments mainly consisted of transactions in marketable securities held for investment purposes, and distributions received from investments.

Nine Months Ended September 30,  2015: Our cash and cash equivalents increased by $319 million to $1.6 billion for the nine months ended September 30, 2015. We raised $627 million in net cash from operating activities. We used net cash of $274 million in our investing and financing activities, primarily for dividends paid to our common stockholders and distributions noncontrolling interests.

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

As of September 30,  2016, aggregate excess regulatory capital for all of the operating companies was $4.2 billion, and all of the operating companies were in compliance with their respective regulatory capital requirements.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$3,217	$325	$2,892
TH LLC	318	1	317
THE	603	181	422
Other regulated Operating Companies	679	79	600
	$4,817	$586	$4,231

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware. These expenditure items are reported as property and equipment. Capital expenditures for property and equipment were approximately $21 million and $23 million for the nine months ended September 30,  2016 and 2015, respectively. In the future, we plan meet capital expenditure needs as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. We anticipate that we will fund capital expenditures with cash from operations and cash on hand. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any strategic acquisitions, we may incur additional capital expenditures.

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

As of September 30,  2016, there were no definitive agreements with respect to any material acquisition.

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

We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and as such, consolidate IBG LLC’s financial results into our financial statements. We hold approximately 16.6% ownership interest in IBG LLC. Holdings is owned by the original members of IBG LLC and holds approximately 83.4% ownership interest in IBG LLC. Our current share of IBG LLC’s net income is approximately 16.6%.

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

We have been from time to time subject to certain pending and legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred. As of September 30,  2016, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period. As of September 30,  2016 and December 31, 2015, reserves provided for potential losses related to litigation matters were not material.

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

Effective for fiscal years beginning after December 15, 2018.
ASU 2016-07	Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.	Effective for fiscal years beginning after December 15, 2016.
ASU 2016-08	Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).	Effective for annual reporting periods beginning after December 15, 2017.
ASU 2016-09	Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.	Effective for annual reporting periods beginning after December 15, 2016.
ASU 2016-10	Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.	Effective for annual reporting periods beginning after December 15, 2017.
ASU 2016-12	Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.	Effective for annual reporting periods beginning after December 15, 2017.
ASU 2016-13	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.	Effective for fiscal years beginning after December 15, 2019.
ASU 2016-15	Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.	Effective for fiscal years beginning after December 15, 2017.
ASU 2016-16	Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.	Effective for annual reporting periods beginning after December 15, 2017.
ASU 2016-17	Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control.	Effective for fiscal years beginning after December 15, 2016.

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

We use various risk management tools in managing our market risk, which are embedded in our real‑time market making systems. We employ certain hedging and risk management techniques to protect us from a severe market dislocation. Our risk management policies are developed and implemented by our Chairman and our steering committee, which is comprised of senior executives of our various companies. Our strategy is to calculate quotes a few seconds ahead of the market and execute small trades at a tiny but favorable differential as a result. This is made possible by our proprietary pricing model, which evaluates and monitors the risks inherent in our portfolio, assimilates external market data and reevaluates the outstanding quotes in our portfolio each second. Our model automatically rebalances our positions throughout each trading day to manage risk exposures on our options and futures positions and the underlying securities, and will price the increased risk that a position would add to the overall portfolio into the bid and offer prices we post. Under risk management policies implemented and monitored primarily through our computer systems, reports to management, including risk profiles, profit and loss analysis and trading performance, are prepared on a real‑time basis as well as daily and periodical bases. Although our market making is completely automated, the trading process and our risk are monitored by a team of individuals who, in real time, observe various risk parameters of our consolidated positions. Our assets and liabilities are marked‑to‑market daily for financial reporting purposes and re‑valued continuously throughout the trading day for risk management and asset/liability management purposes.

We use a covariant VaR methodology to measure, monitor and review the market risk of our market making portfolios, with the exception of fixed income products, and our currency exposures. The risk of fixed income products, which comprise primarily U.S. government securities, is measured using a stress test.

Pricing Model Exposure

As described above, our proprietary pricing model, which continuously evaluates and monitors the risks inherent in our portfolio, assimilates external market data and reevaluates the outstanding quotes in our entire portfolio each second. Certain aspects of the model rely on historical prices of securities. If the behavior of price movements of individual securities diverges substantially from what their historical behavior would predict, we might incur trading losses. We attempt to limit such risks by diversifying our portfolio across many different options, futures and underlying securities and avoiding concentrations of positions based on the same underlying security. Historically, our losses from these events have been immaterial in comparison to our annual trading profits.

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

•

THE’s financial statements are presented in Swiss francs (i.e., its functional currency) as noted above. At the end of each accounting period, THE’s net worth is translated at the then prevailing exchange rate into U.S. dollars and the resulting translation gain or loss is reported as OCI in our condensed consolidated statement of financial condition and condensed consolidated statement of comprehensive income. OCI is also produced by our other non‑U.S. subsidiaries.

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

The table below shows a comparison of the U.S. dollar equivalent of the GLOBAL as of September 30,  2016 and 2015.

		As of 9/30/2015					As of 9/30/2016
			GLOBAL in	% of	Net Equity	New		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.41	1.0000	0.410	42.4%	2,239	0.45	1.0000	0.450	45.8%	2,689	3.4%
EUR	0.17	1.1178	0.190	19.6%	1,038	0.17	1.1242	0.191	19.5%	1,142	-0.2%
JPY	10.00	0.0083	0.083	8.6%	456	8.00	0.0099	0.079	8.0%	472	-0.6%
GBP	0.03	1.5129	0.045	4.7%	248	0.03	1.2977	0.039	4.0%	233	-0.7%
HKD	0.26	0.1290	0.034	3.5%	183	0.26	0.1289	0.034	3.4%	200	-0.1%
INR	2.00	0.0153	0.031	3.2%	167	2.00	0.0150	0.030	3.1%	180	-0.1%
CHF	0.03	1.0274	0.031	3.2%	168	0.03	1.0292	0.031	3.1%	185	0.0%
CAD	0.04	0.7513	0.030	3.1%	164	0.04	0.7617	0.030	3.1%	182	0.0%
CNH	0.19					0.19	0.1498	0.028	2.9%	170	2.9%
AUD	0.03	0.7019	0.021	2.2%	115	0.03	0.7660	0.023	2.3%	137	0.2%
MXN	0.30	0.0591	0.018	1.8%	97	0.30	0.0516	0.015	1.6%	92	-0.3%
SEK	0.09	0.1195	0.011	1.1%	59	0.09	0.1167	0.010	1.1%	63	0.0%
SGD	0.01	0.7032	0.007	0.7%	38	0.01	0.7336	0.007	0.7%	44	0.0%
NOK	0.06	0.1174	0.007	0.7%	38	0.06	0.1253	0.008	0.8%	45	0.0%
DKK	0.04	0.1498	0.006	0.6%	33	0.04	0.1510	0.006	0.6%	36	0.0%
KRW	28.00	0.0008	0.024	2.4%	129	0.00	0.0000	0.000	0.0%	-	-2.4%
BRL	0.08	0.2533	0.020	2.1%	111	0.00	0.0000	0.000	0.0%	-	-2.1%
			0.967	100.0%	5,282			0.982	100.0%	5,870	0.0%

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL increased from $0.967 to $0.982, or 1.54%,  as of September 30, 2016 compared to September 30, 2015. As of September 30,  2016, approximately 54% of our equity was denominated in currencies other than the U.S. dollar.

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

Interest Rate Risk

We had no variable‑rate debt outstanding as of September 30,  2016.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies, on balances above $10 thousand, or equivalent, and on accounts holding more than $100 thousand (or equivalent) net asset value. In a normal rate environment, we typically invest a portion of these funds in U.S. government securities with maturities of up to seven years. If interest rates were to increase rapidly and substantially, our net interest income will not increase proportionally with the interest rates, for the portion of the funds invested in the U.S. government securities with fixed yields. In addition, the mark-to-market changes in the value of these fixed rate securities will be reflected in other income, instead of net interest income. Based on customer balances and investments outstanding as of September 30, 2016, an increase of 0.25% over current levels, our net interest income would increase by approximately $52 million on an annualized basis. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. A decrease of the benchmark interest rates by 0.25%, would reduce our net interest income by approximately $68 million on an annualized basis.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off‑balance‑sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of September 30,  2016, we had $18.1 billion in margin credit extended to our customers. The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and SEC portfolio margin rules, as applicable. As a matter of practice, we enforce real‑time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on February 29, 2016 except the following as updated by this Quarterly Reports on Form 10-Q for the quarter ended September 30, 2016. See Note 11 to the unaudited condensed consolidated financial statements.

Trading Technologies v. IBG LLC and IB LLC.  Thus far the USPTO issued decisions instituting CBM Review on nine of the asserted patents and has made a finding that it is more likely than not that the patents are invalid. On February 19, 2016, IBG LLC and IB LLC filed a motion requesting to stay the litigation in light of the CBM Review petitions. On May 9, 2016, the District Court granted the Defendants’ motion to stay the case pending the CBM Reviews. On May 17, 2016, Trading Technologies filed a notice of appeal of the stay.

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

With the consent of Holdings and the Company (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed in July 2016 to redeem certain membership interests from Holdings through the sale of common stock and the distribution of the proceeds of such sale to the beneficial owners of such membership interests.

On July 28, 2016, the Company issued 1,596,200 shares of Class A common stock (with a fair value of $55.9 million) to Holdings, for sale for the benefit of, certain of its members in exchange for membership interests in IBG LLC equal in number to such number of shares of common stock issued by the Company. The acquired shares are to be sold for the benefit of certain of the members of Holdings who elected to redeem a portion of their Holdings membership interests in open market transactions pursuant to one or more Rule 10b5-1 trading plans (collectively, the ‘‘Plans’’).  A portion of the acquired shares was sold during the current quarter pursuant to the Plans. The remaining shares are held for sale under certain conditions, pursuant to the Plans, in open market transactions. All sales made pursuant to the Plans are disclosed publicly in accordance with applicable securities laws, rules and regulations through appropriate filings with the SEC, as applicable.

Certain officers and directors are among the members of Holdings who have elected to redeem a portion of their Holdings membership interests and therefore have an interest in the proceeds of sale of 1,596,200 shares of the Class A common stock to be sold pursuant to the Plans. In addition, certain employees of the Company and its subsidiaries also elected the redemption of a portion of their membership interests in Holdings and therefore have an interest in the balance of the shares to be sold under the Plans and/or distributed by Holdings. Neither Mr. Thomas Peterffy nor his affiliates have elected to redeem any of their Holdings membership interests and therefore have no interest in the proceeds of sale or distribution of the shares of Class A common stock acquired by Holdings on July 28, 2016.

As a consequence of this transaction, IBG, Inc.’s interest in IBG LLC increased to approximately 16.6%, with Holdings owning the remaining 83.4%. The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 88.7% to approximately 89.1%.

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

The Plan provides employees with two options to pay for their withholding tax obligations, which become due when shares vest: either (1) reimburse the Company via cash payment, or (2) elect to have the Selling Stockholder withhold a portion of the vesting shares. In the case of employees who elect to have the IBG LLC withhold shares to cover their tax obligations, those shares are transferred to IBG LLC, which in turn, sells those shares in open market transactions to recover the amount paid to the tax authorities on the employees’ behalf. As of September 30, 2016 the Company has sold 709,897 shares of its Class A common stock (with a fair value of $26 million) in open market transactions, during 2016. The proceeds were used to reimburse the Company for withholding taxes paid by the Company on the employees’ behalf.

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

*     Attached as Exhibit 101 to this Quarterly Report on Form 10‑Q for the quarterly period ended September 30,  2016, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Condensed Consolidated Financial Statements tagged in detail levels 1‑4.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERACTIVE BROKERS GROUP, INC.

/s/ Paul J. Brody
Name:	Paul J. Brody
Title:	Chief Financial Officer, Treasurer and Secretary
(Signing both in his capacity as a duly authorized officer and as principal financial officer of the registrant)

Date: November 9,  2016