Form 10-Q
period 2017-03-31
Interactive Brokers Group, Inc.
filed 2017-05-09
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001‑33440

INTERACTIVE BROKERS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	30‑0390693 (I.R.S. Employer Identification No.)

One Pickwick Plaza

Greenwich, Connecticut 06830

(Address of principal executive office)

(203) 618‑5800

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

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑.

As of May 8, 2017, there were 67,987,994 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10‑Q FOR THE QUARTER ENDED MARCH 31,  2017

1

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	March 31,	December 31,
(in millions, except share amounts)	2017	2016
Assets
Cash and cash equivalents	$1,656	$1,925
Cash and securities - segregated for regulatory purposes	24,710	24,017
Securities borrowed	3,923	3,629
Securities purchased under agreements to resell	112	111
Financial instruments owned, at fair value:
Financial instruments owned	1,440	2,104
Financial instruments owned and pledged as collateral	1,583	1,933
Total financial instruments owned, at fair value	3,023	4,037
Receivables:
Customers, less allowance for doubtful accounts of $98 and $97 as of March 31, 2017 and December 31, 2016	21,273	19,409
Brokers, dealers and clearing organizations	1,052	1,040
Interest	62	57
Total receivables	22,387	20,506
Other assets	446	448
Total assets	$56,257	$54,673
Liabilities and equity
Short-term borrowings	$38	$74
Securities loaned	3,967	4,293
Financial instruments sold, but not yet purchased, at fair value	1,366	2,145
Payables:
Customers	44,301	41,731
Brokers, dealers and clearing organizations	192	239
Affiliate	285	285
Accounts payable, accrued expenses and other liabilities	87	80
Interest	11	6
Total payables	44,876	42,341
Total liabilities	50,247	48,853
Commitments, contingencies and guarantees (see Note 11)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 68,121,374 and 68,119,412 shares, Outstanding – 67,987,994 and 67,984,973 shares as of March 31, 2017 and December 31, 2016	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	777	775
Retained earnings	220	203
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of March 31, 2017 and December 31, 2016	2	(2)
Treasury stock, at cost, 133,380 and 134,439 shares as of March 31, 2017 and December 31, 2016	(3)	(3)
Total stockholders’ equity	997	974
Noncontrolling interests	5,013	4,846
Total equity	6,010	5,820
Total liabilities and equity	$56,257	$54,673

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in millions, except share or per share amounts)	2017	2016
Revenues
Trading gains	$2	$52
Commissions and execution fees	154	166
Interest income	177	145
Other income	76	144
Total revenues	409	507
Interest expense	35	18
Total net revenues	374	489
Non-interest expenses
Execution and clearing	61	62
Employee compensation and benefits	62	58
Occupancy, depreciation and amortization	13	12
Communications	8	7
General and administrative	16	13
Customer bad debt	1	—
Total non-interest expenses	161	152
Income before income taxes	213	337
Income tax expense	18	27
Net income	195	310
Less net income attributable to noncontrolling interests	171	277
Net income available for common stockholders	$24	$33

Earnings per share
Basic	$0.35	$0.52
Diluted	$0.34	$0.51
Weighted average common shares outstanding
Basic	67,985,107	63,985,477
Diluted	69,157,614	65,255,903

Comprehensive income
Net income available for common stockholders	$24	$33
Other comprehensive income
Cumulative translation adjustment, before income taxes	4	6
Income taxes related to items of other comprehensive income	—	—
Other comprehensive income, net of tax	4	6
Comprehensive income available for common stockholders	$28	$39

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$171	$277
Other comprehensive income - cumulative translation adjustment	19	33
Comprehensive income attributable to noncontrolling interests	$190	$310

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in millions)	2017	2016
Cash flows from operating activities
Net income	$195	$310
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	5	8
Depreciation and amortization	6	6
Employee stock plan compensation	13	12
Unrealized loss on other investments, net	—	4
Bad debt expense	1	—
Change in operating assets and liabilities
Cash and securities - segregated for regulatory purposes	(693)	(2,199)
Securities borrowed	(294)	(87)
Securities purchased under agreements to resell	(1)	(610)
Financial instruments owned, at fair value	1,014	(260)
Receivables from customers	(1,865)	1,828
Other receivables	(17)	(22)
Other assets	(2)	(3)
Securities loaned	(326)	(493)
Financial instruments sold, but not yet purchased, at fair value	(779)	353
Payable to customers	2,570	1,306
Other payables	(36)	(31)
Net cash provided by (used in) operating activities	(209)	122

Cash flows from investing activities
Purchases of other investments	—	(6)
Distributions received and proceeds from sales of other investments	—	36
Purchase of property, equipment and intangible assets	(6)	(7)
Net cash provided by (used in) investing activities	(6)	23

Cash flows from financing activities
Short-term borrowings, net	(36)	4
Dividends paid to stockholders	(7)	(7)
Distributions to noncontrolling interests	(34)	(35)
Net cash used in financing activities	(77)	(38)

Effect of exchange rate changes on cash and cash equivalents	23	39
Net increase (decrease) in cash and cash equivalents	(269)	146
Cash and cash equivalents at beginning of period	1,925	1,601
Cash and cash equivalents at end of period	$1,656	$1,747

Supplemental disclosures of cash flow information
Cash paid for interest	$30	$18
Cash paid for taxes, net	$7	$5

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Three Months Ended March 31,  2017 and 2016

(Unaudited)

	Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2017	68,119,412	$1	$775	$(3)	$203	$(2)	$974	$4,846	$5,820
Common stock distributed pursuant to stock incentive plans	1,962						—		—
Compensation for stock grants vesting in the future			2				2	11	13
Dividends paid to stockholders					(7)		(7)		(7)
Distributions from IBG LLC to noncontrolling interests							—	(34)	(34)
Comprehensive income					24	4	28	190	218
Balance, March 31, 2017	68,121,374	$1	$777	$(3)	$220	$2	$997	$5,013	$6,010

	Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2016	64,121,150	$1	$718	$(3)	$145	$2	$863	$4,481	$5,344
Common stock distributed pursuant to stock incentive plans	2,832						—		—
Compensation for stock grants vesting in the future			2				2	10	12
Dividends paid to stockholders					(7)		(7)		(7)
Distributions from IBG LLC to noncontrolling interests							—	(35)	(35)
Comprehensive income					33	6	39	310	349
Balance, March 31, 2016	64,123,982	$1	$720	$(3)	$171	$8	$897	$4,766	$5,663

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.   Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 16.6% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker and market maker specializing in executing and clearing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 120 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, England, Switzerland, Liechtenstein, India, China (Hong Kong and Shanghai), Japan, and Australia. As of March 31, 2017, the Company had 1,211 employees worldwide.

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

The Company operates in two business segments: electronic brokerage and market making, both supported by corporate. The Company conducts its electronic brokerage business through certain Interactive Brokers subsidiaries, which provide electronic execution and clearing services to customers worldwide. The Company conducts its market making business principally through its Timber Hill subsidiaries on the world’s leading exchanges and market centers, primarily in exchange‑traded equities, equity options and equity‑index options and futures (See Note 2 – Discontinued Operations and Costs Associated with Exit or Disposal Activities). Corporate enables the Company to operate cohesively and effectively by providing support via development services and control functions to the business segments and also by executing the Company’s currency diversification strategy.

Certain of the Operating Companies are members of various securities and commodities exchanges in North America, Europe and the Asia/Pacific region and are subject to regulatory capital and other requirements (see Note 13). IB LLC, IBC, IBUK, IBSJ, IBHK, IBI, and IBA carry securities accounts for customers or perform custodial functions relating to customer securities.

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 28, 2017. The condensed consolidated financial information as of December 31, 2016 has been derived from the audited consolidated financial statements not included herein.

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

Discontinued Operations and Costs Associated with Exit or Disposal Activities

On March 8, 2017, the Company announced its intention to discontinue its options market making activities globally. The Company expects to phase out these operations substantially over the coming months and expects to report discontinued operations when it meets the criteria under FASB Topic ASC 205-20, “Discontinued Operations.”

The Company estimates that it may be exposed to approximately $25 million in one-time restructuring costs. The estimate includes approximately $2 million of future cash expenditures, which would comprise primarily severance costs for projected employee terminations, and approximately $23 million of non-cash expenditures, consisting of impairment of the carrying value of certain exchange trading rights and stock-based compensation.

During the three months ended March 31, 2017, the Company recorded restructuring costs of approximately $1 million for severance resulting from obligations related to employment terminations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these condensed consolidated financial statements and accompanying notes. These estimates and assumptions are based on judgment and the best available information at the time. Therefore, actual results could differ materially from those estimates. Such estimates include the allowance for doubtful accounts, valuation of certain investments, compensation accruals, current and deferred income taxes, costs associated with exit or disposal activities, and contingency reserves.

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

Level 2

Quoted prices for similar assets in an active market, quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Currency forward contracts are valued using broadly distributed bank and broker prices, and are classified as Level 2 of the fair value hierarchy since inputs to their valuation can be generally corroborated by market data. Other securities that are not traded in active markets are also classified in Level 2 of the fair value hierarchy. Level 3 financial instruments are comprised of securities that have been delisted or otherwise are no longer tradable in active markets and have been valued by the Company based on internal estimates.

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

Stock‑Based Compensation

The Company follows FASB ASC Topic 718, “Compensation - Stock Compensation” (“ASC Topic 718”), to account for its stock‑based compensation plans. ASC Topic 718 requires all share‑based payments to employees to be recognized in the condensed consolidated financial statements using a fair value‑based method. Grants, which are denominated in U.S. dollars, are communicated to employees in the year of grant, thereby establishing the fair value of each grant. The fair value of awards granted to employees are generally expensed as follows: 50% in the year of grant in recognition of the plans’ post-employment provisions (as described below) and the remaining 50% over the related vesting period utilizing the “graded vesting” method permitted under ASC Topic 718. In the case of “retirement eligible” employees (those employees older than 59), 100% of awards are expensed when granted.

Awards granted under stock‑based compensation plans are subject to the plans’ post-employment provisions in the event an employee ceases employment with the Company. The plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post‑employment provisions will be eligible to earn 50% of previously granted but not yet earned awards, unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of previously granted but not yet earned awards.

Cash and Cash Equivalents

Cash and cash equivalents consist of deposits with banks and all highly liquid investments, with maturities of three months or less, that are not segregated and deposited for regulatory purposes or to meet margin requirements at clearing houses.

Cash and Securities - Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which have been promulgated to protect customer assets. Securities segregated for regulatory purposes consisted of U.S. government securities of $4.9 billion and $7.4 billion as of March 31, 2017 and December 31, 2016, respectively, and securities purchased under agreements to resell in the amount of $13.2 billion and $11.0 billion as of March 31, 2017 and December 31, 2016, respectively, which amounts approximate fair value.

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

Investments

The Company makes certain strategic investments related to its business and accounts for these investments under the cost method of accounting or under the equity method of accounting as required under FASB ASC Topic 323, “Investments - Equity Method and Joint Ventures.” Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of the Company’s initial investment and are adjusted each period for the Company’s share of the investee’s income or loss. The Company’s share of the income or losses from equity method investments is included in other income in the condensed consolidated statements of comprehensive income. The recorded amounts of the Company’s equity method investments, $23 million as of March 31, 2017  ($22 million as of December 31, 2016), which are included in other assets in the condensed consolidated statements of financial condition, increase or decrease accordingly. Contributions paid to and distributions received from equity method investees are recorded as additions or reductions, respectively, to the respective investment balance.

The Company also holds exchange memberships and investments in equity securities of certain exchanges, as required to qualify as a clearing member, and strategic investments in corporate stock that do not qualify for equity method accounting. Such investments, $35 million as of March 31, 2017 ($33 million as of December 31, 2016), are recorded at cost or, if an other‑than‑temporary impairment in value has occurred, at a value that reflects management’s estimate of the impairment, and are also included in other assets in the condensed consolidated statements of financial condition. Dividends received from cost basis investments are included in other income in the condensed consolidated statements of comprehensive income when such dividends are received.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Property, Equipment, and Intangible Assets

Property, equipment, and intangible assets, which are included in other assets in the condensed consolidated statements of financial condition, consist of leasehold improvements, computer equipment, software developed for the Company’s internal use, office furniture and equipment, and acquired technology.

Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation and amortization are computed using the straight‑line method. Equipment is depreciated over the estimated useful lives of the assets, while leasehold improvements are amortized over the lesser of the estimated economic useful life of the asset or the term of the lease. Computer equipment is depreciated over three to five years and office furniture and equipment are depreciated over five to seven years. Intangible assets with a finite life are amortized on a straight line basis over their estimated useful lives of three years, and tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. Qualifying costs for internally developed software are capitalized and amortized over the expected useful life of the developed software, not to exceed three years. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the condensed consolidated statements of financial condition and any resulting gain or loss is recorded in other income in the condensed consolidated statements of comprehensive income. Fully depreciated (or amortized) assets are retired on an annual basis.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Foreign Currency Gains and Losses

Foreign currency balances are assets and liabilities in currencies other than the Company’s functional currency. At every reporting date, the Company revalues its foreign currency balances to its functional currency at the spot exchange rate and records the associated foreign currency gains and losses. These foreign currency gains and losses are reported in the condensed consolidated statements of comprehensive income, as follows: (a) foreign currency gains and losses related to the Company’s currency diversification strategy are reported in other income; (b) foreign currency gains and losses related to the market making core-business activities are reported in trading gains; (c) contractual foreign currency gains and losses arising from currency swap transactions in the electronic brokerage business are reported in interest income; and (d) all other foreign currency gains and losses are reported in other income.

Rebates

Rebates consist of volume discounts, credits or payments received from exchanges or other market centers related to the placement and/or removal of liquidity from the order flow in the marketplace and are recorded on an accrual basis. Rebates are recorded net within execution and clearing expenses in the condensed consolidated statements of comprehensive income. Rebates received for trades executed on behalf of customers that elect tiered pricing are passed, in whole or part, to these customers; and such pass-through amounts are recorded net within commissions and execution fees in the condensed consolidated statements of comprehensive income.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”). The Company’s income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits are based on enacted tax laws (see Note 10) and reflect management’s best assessment of estimated future taxes to be paid. The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Determining income tax expense requires significant judgments and estimates.

Deferred income tax assets and liabilities arise from temporary differences between the tax and financial statements recognition of underlying assets and liabilities. In evaluating the ability to recover deferred tax assets within the jurisdictions from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax‑planning strategies, and results of recent operations. In projecting future taxable income, historical results are adjusted for changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax‑planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, three years of cumulative operating income (loss) are considered. Deferred income taxes have not been provided for U.S. tax liabilities or for additional foreign taxes on the unremitted earnings of foreign subsidiaries that have been indefinitely reinvested.

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

Effective for fiscal years beginning after December 15, 2018.
ASU 2016-08	Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).	Effective for annual reporting periods beginning after December 15, 2017.
ASU 2016-10	Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.	Effective for annual reporting periods beginning after December 15, 2017.
ASU 2016-12	Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.	Effective for annual reporting periods beginning after December 15, 2017.
ASU 2016-13	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.	Effective for fiscal years beginning after December 15, 2019.
ASU 2016-15	Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.	Effective for fiscal years beginning after December 15, 2017.
ASU 2016-16	Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.	Effective for annual reporting periods beginning after December 15, 2017.
ASU 2016-19	Technical Corrections and Improvements.	Effective upon issuance.
ASU 2016-20	Technical Corrections and Improvements to Topic 606: Revenue from Contracts with Customers.	Effective for annual reporting periods beginning after December 15, 2017.
ASU 2017-01	Business Combinations (Topic 805): Clarifying the Definition of a Business.	Effective for annual periods beginning after December 15, 2017.
ASU 2017-04	Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.	Effective for fiscal years beginning after December 15, 2019.
ASU 2017-05

Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.

Effective for annual reporting periods beginning after December 15, 2017.

Adoption of those ASUs that became effective during 2016 and 2017, prior to the issuance of the Company’s condensed consolidated financial statements, did not have a material effect on these financial statements.

The Company has reviewed the impact of FASB ASC Topic 606, “Revenue from Contracts with Customers” (“ASC Topic 606”), and expects to identify similar performance obligations under ASC Topic 606 as compared with deliverables and separate units of account previously identified, as a result the Company expects the timing of our revenue to remain the same as compared to FASB ASC Topic 605, “Revenue Recognition.” The Company expects to adopt ASC Topic 606 using the modified retrospective method.

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

Currency Risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments. The Company manages this risk using spot (i.e., cash) currency transactions, currency futures contracts and currency forward contracts. As a global electronic broker and market maker trading on exchanges around the world in multiple currencies, the Company is exposed to foreign currency risk. The Company actively manages its currency exposure using a currency diversification strategy, which, during the current quarter, was based on a defined basket of 15 currencies internally referred to as the “GLOBAL.” These strategies minimize the fluctuation of the Company’s net worth as expressed in GLOBALs, thereby diversifying its risk in alignment with these global currencies, weighted by the Company’s view of their importance. As the Company’s financial results are reported in U.S. dollars, the change in the value of the GLOBAL as expressed in U.S. dollars affects the Company’s earnings. The impact of this currency diversification strategy in the Company’s earnings is included in other income in the condensed consolidated statements of comprehensive income.  In light of the Company’s decision to discontinue its options market making activities, the Company removed the Singapore dollar (SGD) and realigned the relative weights of the U.S. dollar (USD) versus the other currency components to better reflect its businesses going forward. The new composition contains 14 currencies, one fewer than the prior composition. The new composition was effective as of the close of business on March 31, 2017 and the conversion to the new targeted currency holdings took place shortly thereafter.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of March 31, 2017, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.   Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC.  The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of March 31, 2017.

	IBG, Inc.	Holdings	Total
Ownership %	16.6%	83.4%	100.0%
Membership interests	67,991,929	341,444,304	409,436,233

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

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of March 31, 2017 and December 31, 2016,  1,000,000,000 shares of Class A common stock were authorized, of which 68,121,374 and 68,119,412 shares have been issued; and 67,987,994 and 67,984,973 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of March 31, 2017 and December 31, 2016, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of March 31, 2017 and December 31, 2016, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of March 31, 2017 and December 31, 2016, the unamortized balance of these deferred tax assets was $266 million and $273 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid‑in capital arising from stock offerings from the date of the IPO through March 31, 2017 were $472 million, $401 million, and $71 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $116 million through March 31, 2017 pursuant to the terms of the Tax Receivable Agreement.

The Exchange Agreement, as amended, provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from Holdings, which could result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, members of Holdings are able to request redemption of their interests.

At the time of IBG, Inc.’s IPO in 2007, three hundred sixty (360) million shares of authorized common stock were reserved for future sales and redemptions. From 2008 through 2010, Holdings redeemed 5,013,259 IBG LLC interests with a total value of $114 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption these IBG LLC interests were retired. From 2011 through 2016, IBG, Inc. issued 12,643,495 shares of common stock (with a fair value of $362 million) directly to Holdings in exchange for an equivalent number of member interests in IBG LLC.

As a consequence of these redemption transactions, and distribution of shares to employees (see Note 9), IBG, Inc.’s interest in IBG LLC has increased to approximately 16.6%, with Holdings owning the remaining 83.4% as of March 31, 2017.  The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 89.1% as of March 31, 2017.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended March 31,
	2017	2016

	(in millions, except share or per share amounts)
Basic earnings per share
Net income available for common stockholders	$24	$33
Weighted average shares of common stock outstanding
Class A	67,985,007	63,985,377
Class B	100	100
	67,985,107	63,985,477
Basic earnings per share	$0.35	$0.52

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended March 31,
	2017	2016

	(in millions, except share or per share amounts)
Diluted earnings per share
Net income available for common stockholders	$24	$33
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	67,985,007	63,985,377
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	1,172,507	1,270,426
Class B	100	100
	69,157,614	65,255,903
Diluted earnings per share	$0.34	$0.51

Member Distributions and Stockholder Dividends

During the three months ended March 31, 2017,  IBG LLC made distributions totaling $41 million,  to its members, of which IBG, Inc.’s proportionate share was $7 million. For the three months ended March 31, 2017, the Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $7 million.

On April 18, 2017, the Company declared a cash dividend of $0.10 per common share, payable on June 14, 2017 to stockholders of record as of June 1, 2017.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5.   Comprehensive Income

The following table presents comprehensive income and earnings per share on comprehensive income:

	Three Months Ended March 31,
	2017	2016

	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$28	$39

Earnings per share on comprehensive income
Basic	$0.41	$0.61
Diluted	$0.40	$0.60
Weighted average common shares outstanding
Basic	67,985,107	63,985,477
Diluted	69,157,614	65,255,903

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

6.   Financial Assets and Financial Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy (see Note 2), financial assets and liabilities, measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016. As required by ASC Topic 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the respective fair value measurement.

	Financial Assets At Fair Value as of March 31, 2017

	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$4,892	$—	$—	$4,892
Financial instruments owned, at fair value
Stocks	1,686	—	—	1,686
Options	907	—	—	907
Warrants and discount certificates	22	—	—	22
U.S. and foreign government securities	403	—	—	403
Corporate and municipal bonds	—	2	1	3
Currency forward contracts	—	2	—	2
Total financial instruments owned, at fair value	3,018	4	1	3,023
Total financial assets at fair value	$7,910	$4	$1	$7,915

	Financial Liabilities At Fair Value as of March 31, 2017
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$732	$—	$—	$732
Options	616	—	—	616
Warrants and discount certificates	1	—	—	1
Currency forward contracts	—	17	—	17
Total financial instruments sold, but not yet purchased, at fair value	1,349	17	—	1,366
Total financial liabilities at fair value	$1,349	$17	$—	$1,366

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Assets At Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$7,398	$—	$—	$7,398
Financial instruments owned, at fair value
Stocks	1,821	—	—	1,821
Options	1,804	—	—	1,804
Warrants and discount certificates	43	—	—	43
U.S. and foreign government securities	363	—	—	363
Corporate and municipal bonds	—	2	1	3
Currency forward contracts	—	3	—	3
Total financial instruments owned, at fair value	4,031	5	1	4,037
Total financial assets at fair value	$11,429	$5	$1	$11,435

	Financial Liabilities At Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$839	$—	$—	$839
Options	1,286	—	—	1,286
Warrants and discount certificates	1	—	—	1
Currency forward contracts	—	19	—	19
Total financial instruments sold, but not yet purchased, at fair value	2,126	19	—	2,145
Total financial liabilities at fair value	$2,126	$19	$—	$2,145

Transfers between Level 1 and Level 2

Transfers of financial assets and financial liabilities at fair value to or from Levels 1 and 2 arise where the market for a specific financial instrument has become active or inactive during the period. The fair values transferred are ascribed as if the financial assets or financial liabilities had been transferred as of the end of the period. During the three months ended March 31, 2017 and 2016, there were no transfers between levels for financial assets and liabilities, at fair value.

Level 3 Financial Assets and Financial Liabilities

The Company’s Level 3 financial assets are comprised of delisted and illiquid securities reported within financial instruments owned, at fair value in the condensed consolidated statements of financial condition. During the three months ended March 31, 2017, there were no transfers between levels for financial assets and liabilities, at fair value. As of March 31, 2016 financial liabilities included $1 million of Level 3 securities which were transferred from Level 1 during 2016 as a result of a corporate action.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Trading Gains from Market Making Transactions

Trading gains and losses from market making transactions reported in the statements of comprehensive income, by major product type, are comprised of:

	Three Months Ended March 31,
	2017	2016

	(in millions)
Equities	$3	$50
Fixed income	—	—
Foreign exchange	(1)	2
Total trading gains, net	$2	$52

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

Financial Assets and Liabilities Not Measured at Fair Value

The following tables represent the carrying value, fair value, and fair value hierarchy category of certain financial assets and liabilities that are not recorded at fair value in the Company's condensed consolidated statements of financial condition. The following table excludes certain financial instruments such as equity investments and all non-financial assets and liabilities:

	March 31, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$1,656	$1,656	$1,656	$-	$-
Cash and securities segregated for regulatory purposes	19,818	19,818	6,612	13,206	-
Securities borrowed	3,923	3,923	-	3,923	-
Securities purchased under agreements to resell	112	112	-	112	-
Receivables from customer	21,273	21,273	-	21,273	-
Receivables from broker, dealers, and clearing organizations	1,052	1,052	-	1,052	-
Interest receivable	62	62	-	62	-
Other assets	29	33	-	11	22
Total financial assets, not measured at fair value	$47,925	$47,929	$8,268	$39,639	$22

Financial liabilities, not measured at fair value
Short-term borrowings	$38	$38	$-	$38	$-
Securities loaned	3,967	3,967	-	3,967	-
Payables to customer	44,301	44,301	-	44,301	-
Payables to brokers, dealers and clearing organizations	192	192	-	192	-
Interest payable	11	11	-	11	-
Total financial liabilities, not measured at fair value	$48,509	$48,509	$-	$48,509	$-

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$1,925	$1,925	$1,925	$-	$-
Cash and securities segregated for regulatory purposes	16,619	16,619	5,624	10,995	-
Securities borrowed	3,629	3,629	-	3,629	-
Securities purchased under agreements to resell	111	111	-	111	-
Receivables from customer	19,409	19,409	-	19,409
Receivables from broker, dealers, and clearing organizations	1,040	1,040	-	1,040	-
Interest receivable	57	57	-	57	-
Other assets	28	32	-	32	-
Total financial assets, not measured at fair value	$42,818	$42,822	$7,549	$35,273	$-

Financial liabilities, not measured at fair value
Short-term borrowings	$74	$74	$-	$74	$-
Securities loaned	4,293	4,293	-	4,293	-
Payables to customer	41,731	41,731	-	41,731	-
Payables to brokers, dealers and clearing organizations	239	239	-	239	-
Interest payable	6	6	-	6	-
Total financial liabilities, not measured at fair value	$46,343	$46,343	$-	$46,343	$-

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables set forth the netting of financial assets and of financial liabilities as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of Financial Assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$13,206 [1]	$—		$13,206	$(13,206)	$—
Securities borrowed	3,923	—		3,923	(3,779)	144
Securities purchased under agreements to resell	112	—		112	(112)	—
Financial Instruments owned, at fair value
Options	907	—		907	(572)	335
Warrants and discount certificates	22	—		22	(1)	21
Currency forward contracts	2	—		2	—	2
Total	$18,172	$—		$18,172	$(17,670)	$502

	(in millions)
Offsetting of Financial Liabilities
Securities loaned	$3,967	$—	$3,967	$(3,809)	$158
Financial instruments sold, but not yet purchased, at fair value
Options	616	—	616	(572)	44
Warrants and discount certificates	1	—	1	(1)	—
Currency forward contracts	17	—	17	—	17
Total	$4,601	$—	$4,601	$(4,382)	$219

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2016
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of Financial Assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$10,995 [1]	$—		$10,995	$(10,995)	$—
Securities borrowed	3,629	—		3,629	(3,488)	141
Securities purchased under agreements to resell	111	—		111	(111)	—
Financial Instruments owned, at fair value
Options	1,804	—		1,804	(1,230)	574
Warrants and discount certificates	43	—		43	(1)	42
Currency forward contracts	3	—		3	—	3
Total	$16,585	$—		$16,585	$(15,825)	$760

	(in millions)
Offsetting of Financial Liabilities
Securities loaned	$4,293	$—	$4,293	$(4,158)	$135
Financial instruments sold, but not yet purchased, at fair value
Options	1,286	—	1,286	(1,230)	56
Warrants and discount certificates	1	—	1	(1)	—
Currency forward contracts	19	—	19	—	19
Total	$5,599	$—	$5,599	$(5,389)	$210

(1)

As of March 31, 2017 and December 31, 2016, the Company had $13.2 billion and $11.0 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Cash and securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

(2)	The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 at March 31, 2017 and December 31, 2016.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The following tables present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities Loaned
Stocks	$3,934	$-	$-	$-	$3,934
Corporate bonds	33	-	-	-	33
Total	$3,967	$-	$-	$-	$3,967

	December 31, 2016
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities Loaned
Stocks	$4,269	$-	$-	$-	$4,269
Corporate bonds	24	-	-	-	24
Total	$4,293	$-	$-	$-	$4,293

7.   Collateralized Transactions

The Company enters into securities borrowing and lending transactions and agreements to repurchase and resell securities to finance trading inventory, to obtain securities for settlement and to earn residual interest rate spreads. In addition, the Company’s customers pledge their securities owned to collateralize margin loans. Under these transactions, the Company either receives or provides collateral, including equity, corporate debt and U.S. government securities. Under typical agreements, the Company is permitted to sell or repledge securities received as collateral and use these securities to secure securities purchased under agreements to resell, enter into securities lending transactions or deliver these securities to counterparties to cover short positions.

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of March 31, 2017 and December 31, 2016, approximately $21.3 billion and $19.4 billion, respectively, of customer margin loans were outstanding.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the amounts related to collateralized transactions as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)
Securities lending transactions	$16,149	$3,986	$13,768	$3,621
Securities purchased under agreements to resell transactions (1)	13,324	13,324	11,117	11,117
Customer margin assets	18,448	6,616	17,773	7,172
	$47,921	$23,926	$42,658	$21,910

(1)

As of March 31, 2017,  $13.2 billion or 99% (as of December 31, 2016,  $11.0 billion or 99%) of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of March 31, 2017 and December 31, 2016, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

Financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, as of March 31, 2017 and December 31, 2016 are presented in the following table:

	March 31,	December 31,
	2017	2016

	(in millions)
Stocks	$1,185	$1,574
U.S. and foreign government securities	398	359
	$1,583	$1,933

8. Other Income

The components of other income for the three months ended March 31, 2017 and 2016 were:

	Three Months Ended March 31,
	2017	2016

	(in millions)
Payments for order flow	$4	$4
Market data fees	9	9
Account activity fees	5	4
Risk exposure fees	5	5
Gains on financial instruments, at fair value and other investments, net	2	35
Gains from currency diversification strategy, net	49	84
Other, net	2	3
	$76	$144

Payments for order flow are earned from various options exchanges based upon options trading volume originated by the Operating Companies. Market data fees are charged to customers for market data services they subscribe to and are largely offset by the related costs paid to obtain market data from third party vendors. Account activity fees are charged to customers that do not generate the minimum monthly commission. The fee is the difference between the minimum required commission and the actual commissions generated. Risk exposure fees are earned from a small minority of customer accounts carrying positions with market risk that exceeds defined thresholds. Gains on financial instruments, at fair value and other investments, net include (1) realized and unrealized gains and losses on financial instruments that (a) are held for purposes other than the Company’s market making operations, (b) are subject to restrictions, or (c) are accounted for under the equity method and (2) dividends on investments accounted for under cost method.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

9. Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based Operating Companies who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in employee compensation and benefits expenses in the condensed consolidated statements of comprehensive income were $1 million of plan contributions for each of the three months ended March 31, 2017 and 2016.

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

As of March 31, 2017, the Company had 3,935 shares of common stock remaining to be distributed to former employees under the ROI Unit Stock Plan.

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

As a result of the Company’s organizational structure, a description of which can be found in “Business – Our Organizational Structure” in Part I Item 1 of the Company’s Annual Report on Form 10-K, there is no dilutive effect upon ownership of common stockholders of issuing shares under the Stock Incentive Plan. The issuances do not dilute the book value of the ownership of common stockholders since the restricted stock units are granted at market value, and upon their vesting and the related issuance of shares of common stock, the ownership of IBG, Inc. in IBG LLC, increases proportionately to the shares issued. As a result of such proportionate increase in share ownership, the dilution upon issuance of common stock is borne by IBG LLC’s majority member (i.e., noncontrolling interest), Holdings, and not by IBG, Inc. or its common stockholders. Additionally, dilution of earnings that may take place after issuance of common stock is reflected in EPS reported in the Company’s financial statements. The EPS dilution can be neither estimated nor projected, but historically it has not been material.

The Stock Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors. The Compensation Committee has discretionary authority to determine the eligibility to participate in the Stock Incentive Plan and establishes the terms and conditions of the stock awards, including the number of awards granted to each participant and all other terms and conditions applicable to such awards in individual grant agreements. Awards are expected to be made primarily through grants of restricted common stock. Stock Incentive Plan awards are subject to issuance over time. All previously granted but not yet earned awards may be cancelled by the Company upon the participant’s termination of employment or violation of certain applicable covenants prior to issuance, unless determined otherwise by the Compensation Committee.

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

Stock Incentive Plan share grants (excluding 21,009 shares issued pursuant to the ROI Unit Stock Plan described above) and the related fair values since the plan inception are presented in the table below:

			Fair Value at
			Date of Grant
	Shares		($ millions)
Prior periods (since inception)	19,178,500		$348
December 31, 2014	1,709,968		49
December 31, 2015	1,211,533		52
December 31, 2016	1,450,873	[1]	55
	23,550,874		$504

(1)	Stock Incentive Plan number of granted shares related to 2016 was adjusted by 5,394 additional shares during the three months ended March 31, 2017.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, there are no vested awards that remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $13 million, and $12 million for the three months ended March 31, 2017 and 2016, respectively. Estimated future compensation costs for unvested awards, net of credits for cancelled awards,  as of March 31, 2017 are $34 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following summarizes the Stock Incentive Plan and ROI Unit Stock Plan activities from December 31, 2013 through March 31, 2017:

	Stock		ROI Unit
	Incentive Plan		Stock Plan
	Shares		Shares
Balance, December 31, 2016	7,917,456	[1]	4,994
Granted	—		—
Cancelled	(22,010)		—
Distributed	(1,962)		(1,059)
Balance, March 31, 2017	7,893,484		3,935

(1)	Stock Incentive Plan number of granted shares related to 2016 was adjusted by 5,394 additional shares during the three months ended March 31, 2017.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company.  Through March 31, 2017, a total of 450,395 shares have been distributed under these post‑employment provisions. These distributions are included in the table above.

10. Income Taxes

Income tax expense for the three months ended March 31, 2017 and 2016 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual members. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Deferred income taxes arise primarily due to the amortization of the deferred tax assets recognized in connection with the common stock offerings (see Note 4), differences in the valuation of financial assets and liabilities, and for other temporary differences arising from the deductibility of compensation and depreciation expenses in different time periods for accounting and income tax return purposes.

As of and for the three months ended March 31, 2017 and 2016,  the Company had no unrecognized tax and no valuation allowances on deferred tax assets were required. The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of March 31, 2017, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2010, and to non-U.S. income tax examinations for tax years prior to 2006.

As of March 31, 2017, accumulated earnings held by non‑U.S. subsidiaries totaled $1.0 billion  (as of December 31, 2016 $1.0 billion). Of this amount, approximately $0.3 billion  (as of December 31, 2016 $0.3 billion) is attributable to earnings of the Company’s foreign subsidiaries that are considered “pass‑through” entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for U.S. tax purposes and when they are remitted. With respect to certain of these subsidiaries’ accumulated earnings (approximately $0.2 billion and $0.2 billion as of March 31, 2017 and December 31, 2016, respectively), repatriation would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution. The Company has not provided for its proportionate share of these additional foreign taxes as it does not intend to repatriate these earnings in the foreseeable future. For the same reason, the Company has not provided deferred U.S. tax on cumulative translation adjustments associated with these earnings.

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of March 31, 2017 and 2016, reserves provided for potential losses related to litigation matters were not material.

Trading Technologies Matter

On February 3, 2010, Trading Technologies International, Inc. (“Trading Technologies”) filed a complaint in the U.S. District Court for the Northern District of Illinois, Eastern Division, against IBG, Inc., IBG LLC, Holdings, and IB LLC. Thereafter, Trading Technologies dismissed IBG, Inc. and Holdings from the case, leaving only IBG LLC and IB LLC as defendants (“Defendants”). The operative complaint, as amended, alleges that the Defendants have infringed and continue to infringe twelve U.S. patents held by Trading Technologies. Trading Technologies is seeking, among other things, unspecified damages and injunctive relief (“the Litigation”).

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

The United States Patent and Trademark Office (“USPTO”) issued decisions instituting Covered Business Method Review (“CBM Review”) on all of the asserted patents and has made a finding that it is more likely than not that the patents are invalid. The District Court granted the Defendants’ motion to stay the Litigation pending the CBM Reviews. On February 17, 2017, the USPTO issued two decisions finding that the claims of one patent are patentable and the claims of another patent are not patentable.  On February 28, 2017, the USPTO issued a decision finding that most of the claims of another patent are not patentable and finding three claims of the same patent to be patentable.  On March 3, 2017, the USPTO issued a decision finding that all claims of another patent are not patentable. On March 31, 2017, the USPTO issued a decision finding that all claims of another patent are not patentable. On April 26, 2017, the USPTO issued a decision finding that all claims of another patent are not patentable. The Defendants plan to appeal to the extent any claims were held to be patentable.

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

On February 19, 2016, the Company filed a motion to dismiss the class action complaint.  On September 28, 2016, the Court issued an order granting the Company’s motion to dismiss and dismissing the complaint in its entirety, and without providing plaintiff leave to amend.  On October 5, 2016, the Court entered judgment in the Company’s favor.  On October 12, 2016, plaintiff filed motions for leave to file an amended complaint and to vacate or amend judgment, which the Company opposed.  The Court has not yet ruled on these motions.  We believe that the proposed amended complaint, like the original complaint, lacks merit.  Further, even if the complaint ultimately were to survive a motion to dismiss, we do not believe that a purported class action is appropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any particular customer’s margin-deficient account.  IB LLC and the related defendants intend to continue to defend themselves vigorously against the case and, consistent with past practice in connection with this type of unwarranted action, any potential claims for counsel fees and expenses incurred in defending the case shall be fully pursued against the plaintiff.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

12. Segment and Geographic Information

The Company has two operating business segments: electronic brokerage and market making. These segments are supported by the corporate segment, which provides centralized services and executes the Company’s currency diversification strategy.

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

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three months ended March 31, 2017 and 2016, and total assets as of March 31, 2017 and December 31, 2016:

	Three Months Ended March 31,
	2017	2016

	(in millions)
Net revenues
Electronic brokerage	$314	$347
Market making	8	59
Corporate	52	83
Total net revenues	$374	$489
Income before income taxes
Electronic brokerage	$185	$235
Market making	(22)	20
Corporate	50	82
Total income before income taxes	$213	$337

	March 31,	December 31,
	2017	2016

	(in millions)
Segment assets
Electronic brokerage	$52,984	$50,072
Market making	10,563	11,765
Corporate	(7,290)	(7,164)
Total assets	$56,257	$54,673

The Company operates its automated global business in the U.S. and international markets on more than 120 electronic exchanges and market centers. A significant portion of the Company’s net revenues are generated by subsidiaries operating outside the U.S. International operations are comprised of electronic brokerage and market making activities in 24 countries in Europe, Asia and the Americas (outside the U.S.). The following table presents total net revenues and income before income taxes by geographic area for the three months ended March 31, 2017 and 2016. The geographic analysis presented below is based on the location of the subsidiaries in which the transactions are recorded. This geographic information does not reflect the way the Company’s business is managed.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31,
	2017	2016

	(in millions)
Net revenues
United States	$303	$404
International	71	85
Total net revenues	$374	$489
Income before income taxes
United States	$195	$308
International	18	29
Total income before income taxes	$213	$337

13. Regulatory Requirements

As of March 31, 2017, aggregate excess regulatory capital for all of the Operating Companies was $4.1 billion.

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

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$3,106	$313	$2,793
TH LLC	328	1	327
THE	602	168	434
Other regulated Operating Companies	695	107	588
	$4,731	$589	$4,142

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain Operating Companies are subject to other regulatory restrictions and requirements.

As of March 31, 2017,  all of the regulated Operating Companies were in compliance with their respective regulatory capital requirements.

14. Related Party Transactions

Receivable from affiliate, reported in other assets in the condensed consolidated statement of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the condensed consolidated statements of financial condition as of March 31, 2017 and December 31, 2016 were accounts receivable from directors, officers and their affiliates of $106 million and $78 million and payables of $425 million and $468 million, respectively. The Company may extend credit to these related parties in connection with margin loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

15. Subsequent Events

As required by FASB ASC Topic 855, “Subsequent Events,” the Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date the condensed consolidated financial statements were issued.

Except as disclosed in Note 4 and Note 11, no other recordable or disclosable events occurred.

*****

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes in Item 1, included elsewhere in this report. In addition to historical information, the following discussion also contains forward‑looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward‑looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10‑K filed with the Securities Exchange Commission (“SEC”) on February 28, 2017 and elsewhere in this report.

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 16.6% of the membership interests of IBG LLC. The remaining approximately 83.4% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder, Chairman and Chief Executive Officer, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of March 31, 2017.

	IBG, Inc.	Holdings	Total
Ownership %	16.6%	83.4%	100.0%
Membership interests	67,991,929	341,444,304	409,436,233

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

•

Electronic Brokerage. We conduct our electronic brokerage business through certain Interactive Brokers (“IB”) subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on our proprietary technology originally developed for our market making business, IB’s systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account. We offer our customers access to all classes of tradable, primarily exchange‑listed products, including stocks, bonds, options, futures, forex and mutual funds traded on more than 120 exchanges and market centers in 24 countries and in 23 currencies around the world seamlessly. The emerging complexity of multiple market centers has provided us with the opportunity of building and continuously adapting our order routing software to secure excellent execution prices.

Our customer base is diverse with respect to geography and segments. Currently, more than half of our customers reside outside the U.S. in over 200 countries and over 50% of new customers come from outside the U.S. Approximately 64% of our customers’ equity is in institutional accounts such as hedge funds, financial advisors, proprietary trading desks and introducing brokers. Specialized products and services that we have developed are successfully attracting these accounts. For example, we offer prime brokerage services, including capital introduction and securities lending to hedge funds; and our model portfolio technology and automated share allocation and rebalancing tools are particularly attractive to financial advisors. We provide a host of analytical tools such as the Probability LabSM, which allows our customers to analyze option strategies under various market assumptions. IB Investors’ MarketplaceSM allows wealth advisors to search for money managers and assign them to customer accounts based on their investment strategy. IB EmployeeTrackSM is widely used by compliance officers of financial institutions to streamline the process of tracking their employees’ brokerage activities. IB Portfolio Builder allows our customers to set up an investment strategy based on research and rankings from top research providers and fundamental data. In addition, Greenwich Compliance offers direct expert registration and start-up compliance services, as well as answers to basic day-to-day compliance questions for experienced investors and traders looking to start their own investment advisor firms. Greenwich Compliance professionals have regulatory and industry experience, and can help investment advisors trading on the IB platform meet their registration and compliance needs.

•

Market Making. We conduct our market making business primarily through our Timber Hill subsidiaries. As a market maker on many of the world’s leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over 900 thousand tradable, exchange‑listed products. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time. Our entire portfolio is evaluated many times per second and continuously rebalanced throughout the trading day, thus minimizing the risk of our portfolio at all times. This real‑time rebalancing of our portfolio, together with our real‑time proprietary risk management system, enables us to curtail risk in both up‑market and down‑market scenarios. In the past several years our market making business has suffered from competitive pressures and, along with the rapid increase of our electronic brokerage business, its significance has diminished. As a result, on March 8, 2017 we announced our intention to discontinue our options market making activities globally. We intend to continue conducting certain trading activities in stocks and related instruments to facilitate our electronic brokerage customers’ trading in products such as ETFs, ADRs and CFDs. However, we do not expect this activity to be of sufficient size as to require reporting market making as a separate segment after we discontinue our options market making activities.

The operating business segments are supported by our corporate segment which provides centralized services and executes our currency diversification strategy.

Financial Overview

First Quarter Results: Diluted earnings per share were $0.34 for the quarter ended March 31, 2017 (“current quarter”), compared to diluted earnings per share of $0.51 for the quarter ended March 31, 2016 (“prior year quarter”). The calculation of diluted earnings per share is detailed in Note 4 to the condensed consolidated financial statements elsewhere in this report.

On a comprehensive basis, which includes other comprehensive income (“OCI”), diluted earnings per share were $0.40 for the current quarter, compared to diluted earnings per share of $0.60 for the prior year quarter.

In connection with our currency diversification strategy, we determine our net worth in GLOBALs, which, during the current quarter, was a basket of 15 major currencies in which we held our equity. As a result, for the current quarter, approximately 53% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy increased our comprehensive earnings by $73 million (versus an increase of $123 million in the prior year quarter), as the U.S. dollar value of the GLOBAL increased by approximately 1.27% compared to its value as of December 31, 2016. The effects of our currency diversification strategy are reported as (1) a component of other income in the condensed consolidated statement of comprehensive income and (2) OCI in the condensed consolidated statement of financial condition and the condensed consolidated statement of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

In light of our decision to discontinue our options market making activities globally, we removed the Singapore dollar (SGD) and realigned the relative weights of the U.S. dollar (USD) versus the other currency components to better reflect our businesses going forward. The new composition contains 14 currencies, one fewer than the prior composition. The new composition was effective as of the close of business on March 31, 2017 and the conversion to the new targeted currency holdings took place shortly thereafter. Under the new composition, approximately 30% of our equity is denominated in currencies other than the U.S. dollar. A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Consolidated: For the current quarter, our net revenues were $374 million and income before income taxes was $213 million, compared to net revenues of $489 million and income before income taxes of $337 million in the prior year quarter. The decrease in income before income taxes in the current quarter was mainly driven by a 96% decrease in trading gains and a 47% decrease in other income, partially offset by a 12% increase in net interest income. Our pre-tax profit margin was 57%, compared to 69% for the prior year quarter.

Electronic Brokerage: For the current quarter, income before income taxes in our electronic brokerage segment decreased $50 million, or 21%, compared to the prior year quarter, driven by lower other income and commissions and execution fees and higher general and administrative expenses, partially offset by higher net interest income. Net revenues decreased 10%, mainly from a 59% decrease in other income, driven by a $1 million net mark-to-market loss on our U.S. government securities portfolio (compared to a  $37 million net mark-to-market gain in the prior year quarter) and a 7% decrease in commission and execution fees, primarily driven by lower futures contract volume; partially offset by a 13% increase in net interest income, driven by higher Federal Funds rates and higher average customer credit and margin balances. Pre-tax profit margin was 59% for the current quarter and 68% for the prior year quarter. Customer accounts grew 18% and customer equity increased 38% from the prior year quarter. For the current quarter, total Daily Average Revenue Trades (“DARTs”) for cleared and execution‑only customers decreased 12%, to 657 thousand, compared to 748 thousand in the prior year quarter.

Market Making: For the current quarter, income before income taxes in our market making segment decreased $42 million, compared to the prior year quarter, to a loss of $22 million. Trading gains decreased 96% on lower trading volumes and decreases in volatility and in the actual-to-implied volatility ratio compared to the prior year quarter. For the year to date through our announcement on March 8, 2017, the market making segment had incurred net losses and the segment was not expected to return to meaningful profitability; however, the rate of continuing losses was substantially reduced after we began taking action to discontinue our options market making activities. Pre-tax profit (loss) margin was (275)% for the current quarter and 34% for the prior year quarter.

On March 8, 2017, we announced our intention to discontinue our options market making activities globally. We expect to phase out these operations substantially over the coming months and estimate that we may be exposed to approximately $25 million in one-time restructuring costs, a substantial portion of which is expected to be defrayed by continuing certain market making activities until the restructuring is complete. The estimate includes approximately $2 million of future cash expenditures, which would comprise primarily severance costs for projected employee terminations, and approximately $23 million of non-cash expenditures, consisting of impairment of the carrying value of certain exchange trading rights and stock-based compensation. As a result of discontinuing our options market making operations, we expect that approximately $39 million in annual net expenses will be absorbed by the electronic brokerage segment.

We intend to continue conducting certain trading activities in stocks and related instruments to facilitate our electronic brokerage customers’ trading in products such as ETFs, ADRs and CFDs. However, we do not expect this activity to be of sufficient size as to require reporting market making as a separate segment after we discontinue our options market making activities.

Trading Volumes and Brokerage Statistics

The following tables present historical trading volumes and brokerage statistics for our business. However, volumes are not the only drivers in our business.

TRADE VOLUMES:

(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2014	64,530		206,759		18,055		289,344		1,155
2015	65,937	2%	242,846	17%	18,769	4%	327,553	13%	1,305
2016	64,038	-3%	259,932	7%	16,515	-12%	340,485	4%	1,354

1Q2016	17,255		71,145		4,731		93,131		1,527
1Q2017	12,224	-29%	62,914	-12%	3,665	-23%	78,803	-15%	1,271

4Q2016	15,253		63,074		3,933		82,260		1,316
1Q2017	12,224	-20%	62,914	0%	3,665	-7%	78,803	-4%	1,271

CONTRACT AND SHARE VOLUMES:

(in 000’s, except %)

TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2014	631,265		123,048		153,613,174
2015	634,388	0%	140,668	14%	172,742,520	12%
2016	572,834	-10%	143,287	2%	155,439,227	-10%

1Q2016	151,912		41,238		38,350,112
1Q2017	121,155	-20%	30,366	-26%	53,300,920	39%

4Q2016	141,695		34,173		41,805,268
1Q2017	121,155	-14%	30,366	-11%	53,300,920	27%

MARKET MAKING

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2014	344,741		15,668		12,025,822
2015	335,406	-3%	14,975	-4%	15,376,076	28%
2016	307,377	-8%	14,205	-5%	13,082,887	-15%

1Q2016	82,345		4,344		4,618,495
1Q2017	52,291	-36%	2,511	-42%	1,954,775	-58%

4Q2016	73,843		3,481		2,249,744
1Q2017	52,291	-29%	2,511	-28%	1,954,775	-13%

Notes:

(1)	Futures contract volume includes options on the futures.

BROKERAGE TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2014	286,524		107,380		141,587,352
2015	298,982	4%	125,693	17%	157,366,444	11%
2016	265,457	-11%	129,082	3%	142,356,340	-10%

1Q2016	69,567		36,894		33,731,617
1Q2017	68,864	-1%	27,855	-24%	51,346,145	52%

4Q2016	67,852		30,692		39,555,524
1Q2017	68,864	1%	27,855	-9%	51,346,145	30%

BROKERAGE CLEARED

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2014	225,662		106,074		137,153,132
2015	244,356	8%	124,206	17%	153,443,988	12%
2016	227,413	-7%	128,021	3%	138,523,932	-10%

1Q2016	58,531		36,546		32,617,117
1Q2017	60,366	3%	27,528	-25%	50,397,970	55%

4Q2016	59,354		30,452		38,598,113
1Q2017	60,366	2%	27,528	-10%	50,397,970	31%

Notes:

(1)	Futures contract volume includes options on futures

BROKERAGE STATISTICS:

(in 000’s, except % and where noted)

Year over Year	1Q2017	1Q2016	% Change
Total Accounts	406	345	18%
Customer Equity (in billions) *	$96.8	$70.1	38%

Cleared DARTs	609	688	-11%
Total Customer DARTs	657	748	-12%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$4.01	$3.86	4%
DART per Avg. Account (Annualized)	385	513	-25%
Net Revenue per Avg. Account (Annualized)	$3,157	$3,709	-15%

Consecutive Quarters	1Q2017	4Q2016	% Change
Total Accounts	406	385	5%
Customer Equity (in billions) *	$96.8	$85.5	13%

Cleared DARTs	609	591	3%
Total Customer DARTs	657	640	3%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$4.01	$4.01	0%
DART per Avg. Account (Annualized)	385	394	-2%
Net Revenue per Avg. Account (Annualized)	$3,157	$3,205	-1%

*     Excludes non‑customers.

Business Environment

Against a backdrop of a still sluggish trading environment amid historically low market volatility, we maintained our position as the largest U.S. electronic broker as measured by the number of customer revenue trades despite a decrease of 12% from the prior year quarter. New customer account growth remained robust as total customer accounts increased 18% to 406 thousand from the prior year quarter. Institutional customers, such as hedge funds, mutual funds, introducing brokers, proprietary trading groups and financial advisors, comprised approximately 45% of total accounts and approximately 64% of total customer equity as of March 31, 2017. Average equity per account increased by 17%, to $238 thousand compared to the prior year quarter, as we  continued to attract larger customers that seek securities finance services, including margin lending and short sale support.

Electronic brokerage net interest income grew 13%, compared to the prior year quarter. The Federal Reserve’s increases in the Federal Funds target rate in December 2016 and March 2017, together with higher average customer credit and margin balances, generated more net interest income than in the prior year quarter. Our low margin lending rates are tied to benchmark rates, such as the Federal Funds rate in the U.S. In the current quarter, our customers paid 0.9% to 2.4% for their U.S. dollar margin loans with us. Average customer credit balances rose 16%  and average customer margin loans increased by 27% from the prior year quarter, due to customers’ appetite for increased risk, along with expanded prime broker financing.

Market making segment results decreased in the current quarter, as trading gains were dampened by lower trading volumes across all product types and decreases in volatility and in the actual-to-implied volatility ratio as compared to the prior year quarter. On March 8, 2017, we announced our intention to discontinue our options market making activities globally, which represents the majority of our market making activities.

The following is a summary of the key profit drivers that affect our business and how they compared to the prior year quarter:

Global trading volumes. According to data received from exchanges worldwide, volumes in exchange‑listed equity‑based options decreased by approximately 2% in the U.S. and were unchanged globally for the current quarter, compared to the prior year quarter. During the current quarter we accounted for approximately 6.5% (8.2% in the prior year quarter) of the exchange‑listed equity‑based options volume traded worldwide (including options on ETFs and stock index products), and approximately 9.3% (10.8% in the prior year quarter) of exchange‑listed equity‑based options volume traded in the U.S. It is important to note that this metric is not directly correlated with our profits. See tables on pages 37-38 of this Quarterly Report on Form 10-Q for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

Volatility. Since we typically maintain an overall long volatility position, our market making profits are generally correlated with market volatility, protecting us against a severe market dislocation in either direction. Based on the Chicago Board Options Exchange Volatility Index (“VIX®”), the average volatility decreased to 11.7 in the current quarter, down 43% from the average of 20.6 in the prior year quarter. Lower volatility also impacts our electronic brokerage segment because it results in fewer trading opportunities for our customers. Despite the 43% decrease in the VIX, our total DARTs decreased only 12% compared to the prior year quarter.

The ratio of actual to implied volatility is also meaningful to our market making segment results. Because the cost of hedging our positions is based on implied volatility, while our trading profits are, in part, based on actual market volatility, a higher ratio has a generally favorable impact on our trading gains and a lower ratio generally has a negative effect. This ratio averaged approximately 57% during the current quarter, compared to an average of approximately 90% in the prior year quarter.

These volatility measures were at or near their historical lows for the past ten years.

Currency fluctuations. As a global electronic broker and market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in proportion to a defined basket of 15 currencies (during the current quarter) we call the “GLOBAL” in order to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current quarter the value of the GLOBAL, as measured in U.S. dollars, increased 1.27% compared to its value as of December 31, 2016, which had a positive impact on our comprehensive earnings for the current quarter.

In light of our decision to discontinue our options market making activities globally, we removed the Singapore dollar (SGD) and realigned the relative weights of the U.S. dollar (USD) versus the other currency components to better reflect our businesses going forward. The new composition contains 14 currencies, one fewer than the prior composition. The new composition was effective as of the close of business on March 31, 2017 and the conversion to the new targeted currency holdings took place shortly thereafter. A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10‑Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Certain Trends and Uncertainties

We believe that our current operations may be favorably or unfavorably impacted by the following trends that may affect our financial condition and results of operations:

•Our market making operations will continue to be impacted by the following trends until we complete its wind down.

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

•Benchmark interest rates have fluctuated over the past years due to economic conditions. Changes in interest rates may not be predictable.

See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10‑K, filed with the SEC on February 28, 2017, and elsewhere in this report for a discussion of other risks that may affect our financial condition and results of operations.

Results of Operations

The tables in the period comparisons below provide summaries of our consolidated results of operations. The period‑to‑period comparisons below of financial results are not necessarily indicative of future results.

	Three Months Ended March 31,
	2017	2016
	(in millions, except share and per share amounts)
Revenues
Trading gains	$2	$52
Commissions and execution fees	154	166
Interest income	177	145
Other income	76	144
Total revenues	409	507
Interest expense	35	18
Total net revenues	374	489

Non-interest expenses
Execution and clearing	61	62
Employee compensation and benefits	62	58
Occupancy, depreciation and amortization	13	12
Communications	8	7
General and administrative	16	13
Customer bad debt	1	-
Total non-interest expenses	161	152
Income before income taxes	213	337
Income tax expense	18	27
Net income	195	310
Less net income attributable to noncontrolling interests	171	277
Net income available for common stockholders	$24	$33

Earnings per share
Basic	$0.35	$0.52
Diluted	$0.34	$0.51

Weighted average common shares outstanding
Basic	67,985,107	63,985,477
Diluted	69,157,614	65,255,903

Comprehensive income
Net income available for common stockholders	$24	$33
Other comprehensive income
Cumulative translation adjustment, before income taxes	4	6
Income taxes related to items of other comprehensive income	-	-
Other comprehensive income, net of tax	4	6
Comprehensive income available for common stockholders	$28	$39

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$171	$277
Other comprehensive income - cumulative translation adjustment	19	33
Comprehensive income attributable to noncontrolling interests	$190	$310

Three Months Ended March 31, 2017 (“current quarter”) compared to the Three Months Ended March 31, 2016 (“prior year quarter”)

Net Revenues

Total net revenues, for the current quarter, decreased $115 million, or 24%, compared to the prior year quarter, to $374 million. The decrease in net revenues was primarily due to lower other income (driven by lower gains on our currency diversification strategy and a small net mark-to-market loss on our U.S. government securities portfolio versus a gain in the prior year quarter), and lower trading gains and commissions and execution fees; partially offset by higher net interest income. Trading volume is an important driver of revenues and costs for both our electronic brokerage and market making segments. During the current quarter, our options and futures contract volumes decreased 20% and 26%, respectively, while stock share volume increased 39% (largely driven by low-priced U.S. and Hong Kong shares),  compared to the prior year quarter.

Trading Gains

Trading gains, for the current quarter, decreased $50 million, or 96%, compared to the prior year quarter, to $2 million. As market makers, we provide liquidity by buying from sellers and selling to buyers. During the current quarter, our market making operations executed 12.2 million trades compared to 17.3 million trades executed in the prior year quarter. Market making options and futures contract and stock share volumes decreased 36%, 42%, and 58%, respectively, compared to the prior year quarter.

Trading gains were unfavorably impacted by lower trading volumes and decreases in volatility and in the actual-to-implied volatility ratio as compared to the prior year quarter.  For the year to date through our announcement on March 8, 2017, the market making segment had incurred net losses and the segment was not expected to return to meaningful profitability; however, the rate of continuing losses was substantially reduced after we began taking action to discontinue our options market making activities.

The VIX®, which measures perceived U.S. equity market volatility, decreased 43% to an average of 11.7 for the current quarter, compared to an average of 20.6 for the prior year quarter.  The ratio of actual to implied volatility decreased to an average of 57% for the current quarter, compared to an average of 90% for the prior year quarter. Both of these were negative trends for market making performance.

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

Commissions and Execution Fees

Commissions and execution fees, for the current quarter, decreased $12 million,  or 7%,  compared to the prior year quarter, to $154 million, driven by mixed customer trading volumes, but moderated by continued customer account growth and higher average commission per customer order. Cleared customer options contract and stock share volumes increased 3% and 55%, respectively, while futures contract volume decreased 25%, compared to the prior year quarter. Total DARTs for cleared and execution-only customers, for the current quarter, decreased 12% to 657 thousand, compared to 748 thousand during the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current quarter, decreased 11% to 609 thousand, compared to 688 thousand for the prior year quarter. Average commission per DART for cleared customers, for the current quarter,  increased by 4% to $4.01, compared to $3.86 for the prior year quarter, reflecting larger average order sizes in futures and stocks. As a comparative period, the prior year quarter exhibited much higher volatility and market volumes were higher, as well.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current quarter, increased $15 million, or 12%,  compared to the prior year quarter, to $142 million. The increase in net interest income was driven by higher average customer credit and margin balances and higher benchmark interest rates, partially offset by lower net fees earned from securities lending transactions.

Net interest income on customer balances, for the current quarter, increased $23 million, compared to the prior year quarter, driven by a $5.9 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, a $4.2 billion increase in average customer margin loans, and a 34 basis point increase in the average Federal Funds effective rate to 0.70%, partially offset by reductions in benchmark rates in certain foreign currencies, compared to the prior year quarter. As a result of the December 2016 increase in the Federal Funds effective rate, interest expense on customer credit balances increased from the prior year quarter as certain customer credit balances that were not eligible to earn interest in the prior year quarter became eligible to earn interest in the current quarter. The increase in benchmark rates also drove higher interest income earned on investment of customer segregated cash and on margin lending to customers.

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

In the current quarter, average securities borrowed increased 5%, to $4.0 billion and average securities loaned increased by 44%, to $3.7 billion, compared to the prior year quarter. Net interest earned from securities lending is also affected by the level of demand for securities positions in our market making business and held by our customers. During the current quarter, net fees earned by our electronic brokerage and market making segments from securities lending transactions decreased $7 million or 18%, compared to the prior year quarter. The decrease in net interest income from securities lending transactions was attributable to the electronic brokerage segment. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

The Company measures return on interest-earning assets using net interest margin (“NIM”). NIM is computed by dividing the annualized net interest income by the average interest-earning assets for the period. Interest-earning assets consist of cash and securities segregated for regulatory purposes (including U.S. government securities and securities purchased under agreements to resell), customer margin loans, securities borrowed and other interest-earning assets (solely firm assets).

The following table presents net interest income information corresponding to interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016

	(in millions)
Average interest-earning assets
Segregated cash and securities	$24,637	$22,559
Customer margin loans	19,802	15,583
Securities borrowed	3,973	3,798
Other interest-earning assets	2,258	2,632
	$50,670	$44,572

Average interest-bearing liabilities
Customer credit balances	$43,115	$37,199
Securities loaned	3,695	2,569
	$46,810	$39,768

Net Interest income
Segregated cash and securities	$43	$31
Customer margin loans	75	53
Securities borrowed and loaned, net	33	40
Customer credit balances	(13)	(2)
Other net interest income	4	5
Net interest income	$142	$127

Net interest margin ("NIM")	1.12%	1.14%

Yields
Segregated cash and securities	0.71%	0.55%
Customer margin loans	1.54%	1.37%
Customer credit balances	-0.12%	-0.02%

Other Income

Other income, for the current quarter,  decreased $68 million, or 47%, compared to the prior year quarter, to $76 million, mainly driven by $35 million lower gains on our currency diversification strategy (gain of $49 million for the current quarter, compared to a gain of $84 million in the prior year quarter), and a $1 million net mark-to-market loss on our U.S. government securities portfolio in the current quarter, compared to $37 million net mark-to-market gain in the prior year quarter. Despite an increase in average medium term interest rates during the current quarter, the net mark-to-market loss on our U.S. government securities portfolio was only $1 million, reflecting a reduction in the size and average duration of the portfolio. In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity. A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.

Non‑Interest Expenses

Non-interest expenses, for the current quarter, increased $9 million, or 6%,  compared to the prior year quarter, to $161 million,  mainly due to a $4 million increase in employee compensation and benefits and a $3 million increase in general and administrative expenses, partially offset by lower execution and clearing expenses compared to the prior year quarter. As a percentage of total net revenues, non-interest expenses were 43% for the current quarter and 31% for the prior year quarter.

Execution and Clearing

Execution and clearing expenses, for the current quarter, decreased $1 million, or 2%, compared to the prior year quarter, to $61 million, driven by lower trading volume in options and futures contracts, largely offset by a reduction in liquidity rebates from exchanges operating a make-or-take pricing model, in which we are paid for adding liquidity and charged for removing liquidity, as options trading volume shifted away from orders that added liquidity to orders that removed liquidity in the current quarter compared to the prior year quarter.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current quarter, increased $4 million, or 7%, compared to the prior year quarter, to $62 million, mainly due to a 9% increase in the number of employees to 1,211, compared to 1,114 for prior year quarter.  Within the operating business segments, we continued to add staff in customer service, legal and compliance, and software development to support electronic brokerage and reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 17% for the current quarter and 12% for the prior year quarter.

General and Administrative

General and administrative expenses, for the current quarter, increased $3 million, or 23%,  compared to the prior year quarter, to $16 million, mainly due to higher advertising expenditures and expenses related to legal and regulatory matters. As a percentage of total net revenues, general and administrative expenses were 4% for the current quarter and 3% for the prior year quarter.

Income Tax Expense

Income tax expense, for the current quarter, decreased $9 million, or 33%, to $18 million, compared to the prior year quarter, as income before taxes decreased $124 million, or 37%, during the same period. The following table presents information about our income tax expense for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016

	(in millions, except %)
Operating Companies
Income before income taxes	$213	$337
Income tax expense	8	8
Net income available to members	$205	$329

IBG, Inc.
Average ownership percentage in IBG LLC	16.6%	15.7%
Income before income taxes	34	52
Income tax expense	10	19
Net income available to common stockholders	$24	$33

Consolidated income tax expense
Income tax expense attributable to Operating Companies	$8	$8
Income tax expense attributable IBG, Inc.	10	19
Total income tax expense	$18	$27

Our operating results, for the current quarter, excluding the effects of our currency diversification strategy and the net mark-to-market gains and losses from our U.S. government securities portfolio were as follows: net revenues were $326 million, down 11% from the prior year quarter; income before income taxes was $165 million, down 24%; and pre-tax profit margin decreased to 51% for the current quarter, from 59% for the prior year quarter.

Business Segments

The following table sets forth the net revenues, non-interest expenses and income before income taxes of our business segments:

		Three Months Ended March 31,
		2017	2016

		(in millions)
Electronic Brokerage	Net revenues	$314	$347
	Non-interest expenses	129	112
	Income before income taxes	$185	$235

	Pre-tax profit margin	59%	68%

Market Making	Net revenues	$8	$59
	Non-interest expenses	30	39
	Income (loss) before income taxes	$(22)	$20

	Pre-tax profit (loss) margin	-275%	34%

Corporate(1)	Net revenues	$52	$83
	Non-interest expenses	2	1
	Loss before income taxes	$50	$82

Total	Net revenues	$374	$489
	Non-interest expenses	161	152
	Income before income taxes	$213	$337

	Pre-tax profit margin	57%	69%

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

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months Ended March 31,
	2017	2016

	(in millions)
Revenues
Commissions and execution fees	$154	$166
Interest income	157	129
Other income	25	61
Total revenues	336	356
Interest expense	22	9
Total net revenues	314	347

Non-interest expenses
Execution and clearing	49	46
Employee compensation and benefits	29	26
Occupancy, depreciation and amortization	4	5
Communications	4	3
General and administrative	42	32
Customer bad debt	1	-
Total non-interest expenses	129	112

Income before income taxes	$185	$235

Three Months Ended March 31,  2017 (“current quarter”) compared to the Three Months Ended March 31,  2016 (“prior year quarter”)

Electronic brokerage total net revenues, for the current quarter,  decreased $33 million, or 10%,  compared to the prior year quarter, to $314 million, primarily due to lower other income and commission and execution fees, partially offset by higher net interest income.

Commissions and execution fees, for the current quarter,  decreased $12 million, or 7%, compared to the prior year quarter, to $154 million, driven by mixed customer trading volumes, but moderated by continued customer account growth and higher average commission per customer order. Cleared customer options contract and stock share volumes increased 3% and 55%, respectively, while futures contract volume decreased 25% compared to the prior year quarter. Total DARTs for cleared and execution-only customers, for the current quarter,  decreased 12% to 657 thousand, compared to 748 thousand during the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current quarter,  decreased 11% to 609 thousand, compared to 688 thousand for the prior year quarter. Average commission per DART for cleared customers, for the current quarter,  increased 4% to $4.01, compared to $3.86 for the prior year quarter, reflecting larger average order sizes in futures and stocks.

Net interest income on customer balances, for the current quarter, increased $23 million, compared to the prior year quarter, driven by a $5.9 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, a $4.2 billion increase in average customer margin loans, and a 34 basis point increase in the average Federal Funds effective rate to 0.70%, partially offset by reductions in benchmark rates in certain foreign currencies, compared to the prior year quarter. As a result of the December 2016 increase in the Federal Funds effective rate, interest expense on customer credit balances increased from the prior year quarter as certain customer credit balances that were not eligible to earn interest in the prior year quarter became eligible to earn interest in the current quarter. The increase in benchmark rates also drove higher interest income earned on investment of customer segregated cash and on margin lending to customers.

Other income, for the current quarter,  decreased $36 million, or 59%, compared to the prior year quarter, to $25 million, mainly driven by a $1 million net mark-to-market loss on our U.S. government securities portfolio in the current quarter, compared to a $37 million net mark-to-market gain in the prior year quarter. Despite an increase in average medium term interest rates during the current quarter the net mark-to-market loss on our U.S. Government securities portfolio was only $1 million, reflecting a reduction in the size and average duration of the portfolio. In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity.

Non-interest expenses, for the current quarter,  increased $17 million, or 15%,  compared to the prior year quarter, to $129 million. Within non-interest expenses, execution and clearing expenses increased $3 million, or 7%, driven by higher trading volume in stocks and a reduction in liquidity rebates from exchanges operating a make-or-take pricing model, in which we are paid for adding liquidity and charged for removing liquidity, as options trading volume shifted away from orders that added liquidity to orders that removed liquidity in the current quarter compared to the prior year quarter. A 14% increase in the number of employees providing services to the electronic brokerage segment led to increased employee compensation and benefits expenses of $3 million, or 12%, and increased general and administrative expenses of $5 million, where the latter includes software development provided by the corporate segment on a consulting basis. In addition, general and administrative expenses for the current quarter included higher advertising expenditures and expenses related to legal and regulatory matters, compared to the prior year quarter. As a percentage of total net revenues, non-interest expenses were 41% for the current quarter and 32% for the prior year quarter.

Income before income taxes, for the current quarter,  decreased $50 million, or 21%,  compared to the prior year quarter, to $185 million. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 59% for the current quarter and 68% for the prior year quarter.

Electronic brokerage operating results, for the current quarter, excluding the net mark-to-market gains and losses from our U.S. government securities portfolio from the prior year quarter were as follows: net revenues were $315 million, up 2%; income before income taxes was $186 million, down 6%; and pre-tax profit margin decreased to 59% for the current quarter from 64% for the prior year quarter.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months Ended March 31,
	2017	2016

	(in millions)
Revenues
Trading gains	$2	$52
Interest income	21	17
Other income	-	1
Total revenues	23	70
Interest expense	15	11
Total net revenues	8	59

Non-interest expenses
Execution and clearing	13	16
Employee compensation and benefits	6	8
Occupancy, depreciation and amortization	1	1
Communications	2	3
General and administrative	8	11
Total non-interest expenses	30	39

Income (loss) before income taxes	$(22)	$20

Three Months Ended March 31,  2017 (“current quarter”) compared to the Three Months Ended March 31,  2016 (“prior year quarter”)

Market making total net revenues, for the current quarter, decreased $51 million, or 86%, compared to the prior year quarter, to $8 million, primarily due to lower trading gains.

Trading gains, for the current quarter, decreased $50 million, or 96% compared to the prior year quarter, to $2 million, unfavorably impacted by lower trading volumes and decreases in volatility and in the actual-to-implied volatility ratio as compared to the prior year quarter. The VIX®, which measures perceived U.S. equity market volatility, decreased 43% to an average of 11.7 for the current quarter, compared to an average of 20.6 for the prior year quarter.  The ratio of actual-to-implied volatility decreased to an average of 57% for the current quarter, compared to an average of 90% for the prior year quarter. Options and futures contract and stock share volumes decreased 36%, 42%, and 58%, respectively, compared to the prior year quarter.

Net interest income, for the current quarter was $6 million, unchanged from the prior year quarter. As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets.

Non-interest expenses, for the current quarter, decreased $9 million, or 23%, compared to the prior year quarter, to $30 million. Within non-interest expenses, execution and clearing fees decreased $3 million, or 19%, on lower trading volumes across product types. Employee compensation and benefits expenses decreased $2 million, or 25%, driven by continued reductions in staff. General and administrative expenses decreased $3 million, or 27%, due to lower consulting expenses, primarily for internal software development. As a percentage of total net revenues, non-interest expenses were 375% for the current quarter and 66% for the prior year quarter.

For the year to date through our announcement on March 8, 2017, the market making segment had incurred net losses and the segment was not expected to return to meaningful profitability; however, the rate of continuing losses was substantially reduced after we began taking action to discontinue our options market making activities.

Income before income taxes, for the current quarter, decreased $42 million, compared to the prior year quarter, to a loss of $22 million. As a percentage of total net revenues for the market making segment, income (loss) before income taxes was (275)% for the current quarter and 34% for the prior year quarter.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of investments of customer funds, collateralized receivables arising from customer‑related and proprietary securities transactions, and exchange‑listed marketable securities,  which are marked‑to‑market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed, and, to a lesser extent receivables from clearing houses for settlement of securities transactions, and securities purchased under agreements to resell. As of March 31,  2017, total assets were $56.3 billion of which approximately $55.8 billion, or 99.1% were considered liquid.

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

Liability balances, as of March 31, 2017, in connection with our securities loaned and payables to customers were higher than their respective average monthly balances during the current quarter. Liability balances, as of March 31, 2017, in connection with our short term borrowings were lower than their respective average monthly balances during the current quarter. Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings will be adequate to meet our future liquidity needs for more than the next twelve months.

Cash and cash equivalents held by our non‑U.S. operating companies as of March 31,  2017 were $457 million ($448 million as of December 31, 2016). These funds are primarily intended to finance each individual operating company’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. In June 2016 and December 2016 dividends of $40 million and $22 million, respectively, were paid to IBG LLC from two of our non-U.S. subsidiaries. As of March 31, 2017, we had no intention to repatriate further amounts from non‑U.S. operating companies. In the event dividends were to be paid to the Company in the future by a non‑U.S. operating company, the Company would be required to accrue and pay income taxes on such dividends to the extent that U.S. income taxes had not been paid previously on the income of the paying company.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 5% to $6.0 billion as of March 31, 2017 from $5.7 billion as of March 31,  2016. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2017	2016

	(in millions)
Net cash provided by (used in) operating activities	$(209)	$122
Net cash provided by (used in) investing activities	(6)	23
Net cash used in financing activities	(77)	(38)
Effect of exchange rate changes on cash and cash equivalents	23	39
Increase (decrease) in cash and cash equivalents	$(269)	$146

Our cash flows from operating activities are largely a reflection of the size and composition of trading positions held by our market making subsidiaries, and of the changes in customer credit and margin balances in our electronic brokerage business. Our cash flows from investing activities are primarily related to other investments, capitalized internal software development, purchases and sales of memberships at exchanges where we trade, and strategic investments where such investments may enable us to offer better execution alternatives to our current and prospective customers, or create new opportunities for ourselves as market makers or where we can influence exchanges to provide competing products at better prices using sophisticated technology. Our cash flows from financing activities are comprised of short‑term borrowings and capital transactions. Short‑term borrowings from banks are part of our daily cash management in support of operating activities. Capital transactions consist primarily of quarterly dividends paid to common stockholders and related distributions paid to Holdings.

Three Months Ended March 31,  2017: Our cash and cash equivalents decreased by $269 million to $1.7 billion for the three months ended March 31, 2017. We used $209 million in net cash from operating activities. We used net cash of $83 million in our investing and financing activities, primarily for repayment of short-term borrowing, distributions to noncontrolling interests and dividends paid to our common stockholders.

Three Months Ended March 31, 2016: Our cash and cash equivalents increased by $146 million to $1,747 million for the three months ended March 31, 2016. We raised $122 million in net cash from operating activities. We used net cash of $15 million in our investing and financing activities, primarily for distributions to noncontrolling interests and dividends paid to our common stockholders, partially offset by distributions received and proceeds from the sales of other investments. Under investing activities, purchases and sales of other investments mainly consisted of transactions in marketable securities held for investment purposes.

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

As of March 31,  2017, aggregate excess regulatory capital for all of the operating companies was $4.1 billion, and all of the operating companies were in compliance with their respective regulatory capital requirements.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$3,106	$313	$2,793
TH LLC	328	1	327
THE	602	168	434
Other regulated Operating Companies	695	107	588
	$4,731	$589	$4,142

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were approximately $6 million and $7 million for the three months ended March 31,  2017 and 2016, respectively. In the future, we plan meet capital expenditure needs as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. We anticipate that we will fund capital expenditures with cash from operations and cash on hand. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any strategic acquisitions, we may incur additional capital expenditures.

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

As of March 31,  2017, there were no definitive agreements with respect to any material acquisition.

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

Stock‑Based Compensation

We follow FASB ASC Topic 718, “Compensation - Stock Compensation” (“ASC Topic 718”), to account for our stock‑based compensation plans. ASC Topic 718 requires all share‑based payments to employees to be recognized in the consolidated financial statements using a fair value‑based method. Grants, which are denominated in U.S. dollars, are communicated to employees in the year of grant, thereby establishing the fair value of each grant. The fair value of awards granted to employees are generally expensed as follows: 50% in the year of grant in recognition of the plans’ post-employment provisions (as described below) and the remaining 50% over the related vesting period utilizing the “graded vesting” method permitted under ASC Topic 718. In the case of “retirement eligible” employees (those employees older than 59), 100% of awards are expensed when granted.

Awards granted under the stock‑based compensation plans are subject to the plans’ post-employment provisions in the event an employee ceases employment with us. The plans provide that employees who discontinue employment with us without cause and continue to meet the terms of the plans’ post‑employment provisions will be eligible to earn 50% of previously granted, but not yet earned awards, unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of previously granted, but not yet earned awards.

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

We have been from time to time subject to certain pending and legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred. As of March 31,  2017, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period. As of March 31,  2017 and December 31, 2016, reserves provided for potential losses related to litigation matters were not material.

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

Recently Issued Accounting Pronouncements

Following is a summary of recently issued FASB Accounting Standards Updates (“ASUs”) that have affected or may affect our condensed consolidated financial statements:

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

Effective for fiscal years beginning after December 15, 2018.
ASU 2016-08	Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).	Effective for annual reporting periods beginning after December 15, 2017.
ASU 2016-10	Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.	Effective for annual reporting periods beginning after December 15, 2017.
ASU 2016-12	Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.	Effective for annual reporting periods beginning after December 15, 2017.
ASU 2016-13	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.	Effective for fiscal years beginning after December 15, 2019.
ASU 2016-15	Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.	Effective for fiscal years beginning after December 15, 2017.
ASU 2016-16	Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.	Effective for annual reporting periods beginning after December 15, 2017.
ASU 2016-19	Technical Corrections and Improvements.	Effective upon issuance.
ASU 2016-20	Technical Corrections and Improvements to Topic 606: Revenue from Contracts with Customers.	Effective for annual reporting periods beginning after December 15, 2017.
ASU 2017-01	Business Combinations (Topic 805): Clarifying the Definition of a Business.	Effective for annual periods beginning after December 15, 2017.
ASU 2017-04	Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.	Effective for fiscal years beginning after December 15, 2019.
ASU 2017-05

Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.

Effective for annual reporting periods beginning after December 15, 2017.

Adoption of those ASUs that became effective during 2016 and 2017 prior to the issuance of our condensed consolidated financial statements, did not have a material effect on these financial statements.

The Company has reviewed the impact of FASB ASU Topic 606, “Revenue from Contracts with Customers” (“ASC Topic 606”), and expects to identify similar performance obligations under ASC Topic 606 as compared with deliverables and separate units of account previously identified, as a result the Company expects the timing of our revenue to remain the same as compared to FASB ASC Topic 605, “Revenue Recognition.” The Company expects to adopt ASC Topic 606 using the modified retrospective method.

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

Foreign Currency Exposure

As a result of our international market making activities and accumulated earnings in our foreign subsidiaries, our income and net worth is exposed to fluctuations in foreign exchange rates. For example, our European operations and some of our Asian operations are conducted by our Swiss subsidiary, THE. THE is regulated by the Swiss Financial Market Supervisory Authority as a securities dealer and its financial statements are presented in Swiss francs. Accordingly, THE is exposed to certain foreign exchange risks as described below:

•

THE buys and sells futures contracts and securities denominated in various currencies and carries bank balances and borrows and lends such currencies in its regular course of business. At the end of each accounting period, THE’s assets and liabilities are revalued into Swiss francs for presentation in its financial statements. The resulting foreign currency gains or losses are reported in THE’s income statement and, as translated into U.S. dollars for U.S. GAAP purposes, in our condensed consolidated statement of comprehensive income, as a component of other income.

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

The table below shows a comparison of the U.S. dollar equivalent of the GLOBAL as of March 31,  2017 and 2016.

		As of 3/31/2016					As of 3/31/2017
			GLOBAL in	% of	Net Equity	New		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.41	1.0000	0.410	41.8%	2,369	0.45	1.0000	0.450	46.8%	2,813	5.0%
EUR	0.17	1.1356	0.193	19.7%	1,116	0.17	1.0655	0.181	18.8%	1,132	-0.9%
JPY	10.00	0.0089	0.089	9.1%	514	8.00	0.0090	0.072	7.5%	449	-1.6%
GBP	0.03	1.4391	0.043	4.4%	249	0.03	1.2550	0.038	3.9%	235	-0.5%
HKD	0.26	0.1289	0.034	3.4%	194	0.26	0.1287	0.033	3.5%	209	0.1%
INR	2.00	0.0151	0.030	3.1%	174	2.00	0.0154	0.031	3.2%	193	0.1%
CHF	0.03	1.0382	0.031	3.2%	180	0.03	0.9971	0.030	3.1%	187	-0.1%
CAD	0.04	0.7717	0.031	3.2%	178	0.04	0.7508	0.030	3.1%	188	0.0%
CNH	0.00					0.19	0.1455	0.028	2.9%	173	2.9%
AUD	0.03	0.7676	0.023	2.3%	133	0.03	0.7629	0.023	2.4%	143	0.0%
MXN	0.30	0.0580	0.017	1.8%	101	0.30	0.0534	0.016	1.7%	100	-0.1%
SEK	0.09	0.1232	0.011	1.1%	64	0.09	0.1115	0.010	1.0%	63	-0.1%
SGD	0.01	0.7417	0.007	0.8%	43	0.01	0.7157	0.007	0.7%	45	0.0%
NOK	0.06	0.1206	0.007	0.7%	42	0.06	0.1163	0.007	0.7%	44	0.0%
DKK	0.04	0.1524	0.006	0.6%	35	0.04	0.1432	0.006	0.6%	36	0.0%
KRW	28.00	0.0009	0.024	2.5%	141	0.00					-2.5%
BRL	0.08	0.2784	0.022	2.3%	129	0.00					-2.3%
			0.980	100.0%	5,663			0.961	100.0%	6,010	0.0%

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL decreased from $0.980 to $0.961, or 1.90%,  as of March 31, 2017 compared to March 31, 2016. As of March 31,  2017, approximately 53% of our equity was denominated in currencies other than the U.S. dollar.

Changes in the Composition of the “GLOBAL”

In light of our decision to discontinue our options market making activities globally, we removed the Singapore dollar (SGD) and realigned the relative weights of the U.S. dollar (USD) versus the other currency components to better reflect our businesses going forward. The new composition contains 14 currencies, one fewer than the prior composition. The new composition was effective as of the close of business on March 31, 2017 and the conversion to the new targeted currency holdings took place shortly thereafter.

GLOBAL					New			CHANGE
	3/31/2017	GLOBAL	GLOBAL in	% of	GLOBAL	GLOBAL in	% of	% of
Currency	FX Rates	Composition	USD Equiv.	Comp.	Composition	USD Equiv.	Comp.	Comp.
USD	1.0000	0.45	0.450	46.8%	0.68	0.680	70.7%	23.9%
EUR	1.0655	0.17	0.181	18.8%	0.09	0.096	10.0%	-8.9%
JPY	0.0090	8.00	0.072	7.5%	4.41	0.040	4.1%	-3.4%
GBP	1.2550	0.03	0.038	3.9%	0.02	0.025	2.6%	-1.3%
HKD	0.1287	0.26	0.033	3.5%	0.14	0.018	1.9%	-1.6%
INR	0.0154	2.00	0.031	3.2%	1.10	0.017	1.8%	-1.4%
CHF	0.9971	0.03	0.030	3.1%	0.02	0.020	2.1%	-1.0%
CAD	0.7508	0.04	0.030	3.1%	0.02	0.015	1.6%	-1.6%
CNH	0.1455	0.19	0.028	2.9%	0.10	0.015	1.5%	-1.4%
AUD	0.7629	0.03	0.023	2.4%	0.02	0.015	1.6%	-0.8%
MXN	0.0534	0.30	0.016	1.7%	0.17	0.009	0.9%	-0.7%
SEK	0.1115	0.09	0.010	1.0%	0.05	0.006	0.6%	-0.5%
SGD	0.7157	0.01	0.007	0.7%	-			-0.7%
NOK	0.1163	0.06	0.007	0.7%	0.03	0.003	0.4%	-0.4%
DKK	0.1432	0.04	0.006	0.6%	0.02	0.003	0.3%	-0.3%
Total GLOBALS, measured in USD			$ 0.961	100.0%		$ 0.961	100.0%	0.0%

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

Interest Rate Risk

We had no variable‑rate debt outstanding as of March 31,  2017.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies, on balances above $10 thousand, or equivalent, and on accounts holding more than $100 thousand (or equivalent) net asset value. In a normal rate environment, we typically invest a portion of these funds in U.S. government securities with maturities of up to seven years. If interest rates were to increase rapidly and substantially, our net interest income would not increase proportionally with the interest rates for the portion of the funds invested in the U.S. government securities with fixed yields. In addition, the mark-to-market changes in the value of these fixed rate securities will be reflected in other income, instead of net interest income. Based on customer balances and investments outstanding as of March 31, 2017, and assuming reinvestment of maturing instruments in instruments of similar initial maturity at purchase, an increase of 0.25% over current interest rate levels would increase our net interest income by approximately $36 million over the first year and approximately $49 million on an annualized basis, assuming the full effect of reinvestment at higher rates. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Based on customer balances and investments outstanding as of March 31, 2017, and assuming reinvestment of maturing instruments in instruments of similar initial maturity at purchase, a decrease in interest rates of 0.25% would increase our net interest income by approximately $2 million on an annualized basis, assuming the full effect of reinvestment at lower rates.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit and short sales may expose us to significant off‑balance‑sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of March 31,  2017, we had $21.3 billion in margin credit extended to our customers. The amount of risk to which we are exposed from the margin credit we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin credit requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and SEC portfolio margin rules, as applicable. As a matter of practice, we enforce real‑time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on February 28, 2017 except as updated by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 in Note 11 to the unaudited condensed consolidated financial statements.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in under Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 28, 2017.

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

*     Attached as Exhibit 101 to this Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2017, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Condensed Consolidated Financial Statements tagged in detail levels 1‑4.

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

Date: May 8, 2017