Form 10-Q
period 2017-06-30
Interactive Brokers Group, Inc.
filed 2017-08-08
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑

As of August 4, 2017, there were 71,465,894 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10‑Q FOR THE QUARTER ENDED JUNE 30,  2017

1

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	June 30,	December 31,
(in millions, except share amounts)	2017	2016
Assets
Cash and cash equivalents	$2,115	$1,925
Cash and securities - segregated for regulatory purposes	24,187	24,017
Securities borrowed	3,895	3,629
Securities purchased under agreements to resell	366	111
Financial instruments owned, at fair value:
Financial instruments owned	1,649	2,104
Financial instruments owned and pledged as collateral	924	1,933
Total financial instruments owned, at fair value	2,573	4,037
Receivables:
Customers, less allowance for doubtful accounts of $95 and $97 as of June 30, 2017 and December 31, 2016	22,833	19,409
Brokers, dealers and clearing organizations	1,164	1,040
Interest	59	57
Total receivables	24,056	20,506
Other assets	405	448
Total assets	$57,597	$54,673
Liabilities and equity
Short-term borrowings	$9	$74
Securities loaned	3,632	4,293
Financial instruments sold, but not yet purchased, at fair value	974	2,145
Payables:
Customers	45,950	41,731
Brokers, dealers and clearing organizations	449	239
Affiliate	286	285
Accounts payable, accrued expenses and other liabilities	92	80
Interest	14	6
Total payables	46,791	42,341
Total liabilities	51,406	48,853
Commitments, contingencies and guarantees (see Note 11)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 70,384,414 and 68,119,412 shares, Outstanding – 70,251,034 and 67,984,973 shares as of June 30, 2017 and December 31, 2016	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of June 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	807	775
Retained earnings	236	203
Accumulated other comprehensive income, net of income taxes of $1 and $0 as of June 30, 2017 and December 31, 2016	8	(2)
Treasury stock, at cost, 133,380 and 134,439 shares as of June 30, 2017 and December 31, 2016	(3)	(3)
Total stockholders’ equity	1,049	974
Noncontrolling interests	5,142	4,846
Total equity	6,191	5,820
Total liabilities and equity	$57,597	$54,673

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share or per share amounts)	2017	2016	2017	2016
Revenues
Trading gains	$13	$34	$15	$86
Commissions	160	152	314	318
Interest income	206	144	383	289
Other income	59	57	135	201
Total revenues	438	387	847	894
Interest expense	51	18	86	36
Total net revenues	387	369	761	858
Non-interest expenses
Execution and clearing	63	59	124	121
Employee compensation and benefits	66	58	128	116
Occupancy, depreciation and amortization	10	13	23	25
Communications	7	9	15	16
General and administrative	36	14	52	27
Customer bad debt	1	3	2	3
Total non-interest expenses	183	156	344	308
Income before income taxes	204	213	417	550
Income tax expense	17	13	35	40
Net income	187	200	382	510
Less net income attributable to noncontrolling interests	164	173	335	450
Net income available for common stockholders	$23	$27	$47	$60

Earnings per share
Basic	$0.33	$0.41	$0.68	$0.93
Diluted	$0.32	$0.40	$0.67	$0.91
Weighted average common shares outstanding
Basic	69,087,853	64,967,364	68,539,526	64,476,421
Diluted	70,063,427	66,470,913	69,613,567	65,863,408

Comprehensive income
Net income available for common stockholders	$23	$27	$47	$60
Other comprehensive income
Cumulative translation adjustment, before income taxes	6	(3)	10	3
Income taxes related to items of other comprehensive income	—	—	—	—
Other comprehensive income (loss), net of tax	6	(3)	10	3
Comprehensive income available for common stockholders	$29	$24	$57	$63

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$164	$173	$335	$450
Other comprehensive income (loss) - cumulative translation adjustment	31	(16)	50	17
Comprehensive income attributable to noncontrolling interests	$195	$157	$385	$467

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in millions)	2017	2016
Cash flows from operating activities
Net income	$382	$510
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	15	18
Depreciation and amortization	12	12
Employee stock plan compensation	25	22
Unrealized loss on other investments, net	(1)	7
Bad debt expense	2	3
Impairment loss	21	—
Change in operating assets and liabilities
Cash and securities - segregated for regulatory purposes	(170)	(3,948)
Securities borrowed	(266)	164
Securities purchased under agreements to resell	(255)	82
Financial instruments owned, at fair value	1,464	(869)
Receivables from customers	(3,426)	1,910
Other receivables	(126)	(654)
Other assets	5	(4)
Securities loaned	(661)	376
Financial instruments sold, but not yet purchased, at fair value	(1,171)	266
Payable to customers	4,219	2,235
Other payables	231	(118)
Net cash provided by operating activities	300	12

Cash flows from investing activities
Purchases of other investments	—	(6)
Distributions received and proceeds from sales of other investments	—	38
Purchase of property, equipment and intangible assets	(10)	(14)
Net cash (used in) provided by investing activities	(10)	18

Cash flows from financing activities
Short-term borrowings, net	(65)	8
Dividends paid to stockholders	(14)	(13)
Distributions to noncontrolling interests	(82)	(160)
Repurchases of common stock for employee tax withholdings under stock incentive plans	(21)	(26)
Proceeds from the sale of treasury stock	21	—
Payments made under the Tax Receivable Agreement	—	(17)
Net cash used in financing activities	(161)	(208)

Effect of exchange rate changes on cash and cash equivalents	61	20
Net increase (decrease) in cash and cash equivalents	190	(158)
Cash and cash equivalents at beginning of period	1,925	1,601
Cash and cash equivalents at end of period	$2,115	$1,443

Supplemental disclosures of cash flow information
Cash paid for interest	$77	$35
Cash paid for taxes, net	$17	$6

Non-cash financing activities
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$28	$25
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(28)	$(25)
Non-cash distribution to noncontrolling interests	$—	$(5)

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Six Months Ended June 30,  2017 and 2016

(Unaudited)

	Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2017	68,119,412	$1	$775	$(3)	$203	$(2)	$974	$4,846	$5,820
Common stock distributed pursuant to stock incentive plans	2,265,002						—		—
Compensation for stock grants vesting in the future			4				4	21	25
Repurchases of common stock for employee tax withholdings under stock incentive plans				(21)			(21)		(21)
Sales of treasury stock				21			21		21
Dividends paid to stockholders					(14)		(14)		(14)
Distributions from IBG LLC to noncontrolling interests							—	(82)	(82)
Adjustments for changes in proportionate ownership in IBG LLC			28				28	(28)	—
Comprehensive income					47	10	57	385	442
Balance, June 30, 2017	70,384,414	$1	$807	$(3)	$236	$8	$1,049	$5,142	$6,191

	Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2016	64,121,150	$1	$718	$(3)	$145	$2	$863	$4,481	$5,344
Common stock distributed pursuant to stock incentive plans	2,395,210						—		—
Compensation for stock grants vesting in the future			3				3	19	22
Repurchases of common stock for employee tax withholdings under stock incentive plans				(26)			(26)		(26)
Dividends paid to stockholders					(13)		(13)		(13)
Distributions from IBG LLC to noncontrolling interests							—	(165)	(165)
Adjustments for changes in proportionate ownership in IBG LLC			25				25	(25)	—
Comprehensive income					60	3	63	467	530
Balance, June 30, 2016	66,516,360	$1	$746	$(29)	$192	$5	$915	$4,777	$5,692

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.   Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 17.1% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker and market maker specializing in executing and clearing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 120 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, England, Switzerland, Liechtenstein, India, China (Hong Kong and Shanghai), Japan, and Australia. As of June 30, 2017, the Company had 1,206 employees worldwide.

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

Discontinued Operations and Costs Associated with Exit or Disposal Activities

On March 8, 2017, the Company announced its intention to discontinue its options market making activities globally. Additionally, as we previously announced, we entered into a definitive transaction to transfer our U.S. options market making operations to Two Sigma Securities, LLC. This transaction is subject to usual and customary closing conditions. The Company expects to phase out these operations substantially over the coming months and expects to report discontinued operations when it meets the criteria under FASB Topic ASC 205-20, “Discontinued Operations.”

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

During the six months ended June 30, 2017, the Company recorded restructuring costs of approximately $23 million consisting of the impairment of exchange trading rights and severance resulting from obligations related to employment terminations.

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

Cash and Securities - Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which have been promulgated to protect customer assets. Securities segregated for regulatory purposes consisted of U.S. government securities of $3.5 billion and $7.4 billion as of June 30, 2017 and December 31, 2016, respectively, and securities purchased under agreements to resell in the amount of $13.8 billion and $11.0 billion as of June 30, 2017 and December 31, 2016, respectively, which amounts approximate fair value.

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

Investments

The Company makes certain strategic investments related to its business and accounts for these investments under the cost method of accounting or under the equity method of accounting as required under FASB ASC Topic 323, “Investments - Equity Method and Joint Ventures.” Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of the Company’s initial investment and are adjusted each period for the Company’s share of the investee’s income or loss. The Company’s share of the income or losses from equity method investments is included in other income in the condensed consolidated statements of comprehensive income. The recorded amounts of the Company’s equity method investments, $23 million as of June 30, 2017  ($22 million as of December 31, 2016), which are included in other assets in the condensed consolidated statements of financial condition, increase or decrease accordingly. Contributions paid to and distributions received from equity method investees are recorded as additions or reductions, respectively, to the respective investment balance.

The Company also holds exchange memberships and investments in equity securities of certain exchanges, as required to qualify as a clearing member, and strategic investments in corporate stock that do not qualify for equity method accounting. Such investments, $13 million as of June 30, 2017 ($33 million as of December 31, 2016), are recorded at cost or, if an other‑than‑temporary impairment in value has occurred, at a value that reflects management’s estimate of the impairment, and are also included in other assets in the condensed consolidated statements of financial condition. Dividends received from cost basis investments are included in other income in the condensed consolidated statements of comprehensive income when such dividends are received.

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

Commissions

Commissions earned for executing and/or clearing transactions are accrued on a trade date basis and are reported as commissions in the condensed consolidated statements of comprehensive income.

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

Rebates

Rebates consist of volume discounts, credits or payments received from exchanges or other market centers related to the placement and/or removal of liquidity from the order flow in the marketplace and are recorded on an accrual basis. Rebates are recorded net within execution and clearing expenses in the condensed consolidated statements of comprehensive income. Rebates received for trades executed on behalf of customers that elect tiered pricing are passed, in whole or part, to these customers; and such pass-through amounts are recorded net within commissions in the condensed consolidated statements of comprehensive income.

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

Effective for annual reporting periods beginning after December 15, 2017.
ASU 2017-08	Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Amending the amortization period for certain purchased callable debt securities held at a premium.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
ASU 2017-09

Compensation—Stock Compensation (Topic 718): Providing clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award.

Effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.
ASU 2017-11

Earnings Per Share (Topic 260)
Distinguishing Liabilities from Equity (Topic 480)
Derivatives and Hedging (Topic 815): Changing the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features.

Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

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

Currency Risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments. The Company manages this risk using spot (i.e., cash) currency transactions, currency futures contracts and currency forward contracts. As a global electronic broker and market maker trading on exchanges around the world in multiple currencies, the Company is exposed to foreign currency risk. The Company actively manages its currency exposure using a currency diversification strategy, which, during the current quarter, was based on a defined basket of 14 currencies internally referred to as the “GLOBAL.” These strategies minimize the fluctuation of the Company’s net worth as expressed in GLOBALs, thereby diversifying its risk in alignment with these global currencies, weighted by the Company’s view of their importance. As the Company’s financial results are reported in U.S. dollars, the change in the value of the GLOBAL as expressed in U.S. dollars affects the Company’s earnings. The impact of this currency diversification strategy in the Company’s earnings is included in other income in the condensed consolidated statements of comprehensive income. In light of the Company’s decision to discontinue its options market making activities, the Company removed the Singapore dollar (SGD) and realigned the relative weights of the U.S. dollar (USD) versus the other currency components to better reflect its businesses going forward. The new composition went into effect as of the close of business on March 31, 2017.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of June 30, 2017, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.   Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC.  The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of June 30, 2017.

	IBG, Inc.	Holdings	Total
Ownership %	17.1%	82.9%	100.0%
Membership interests	70,254,969	341,444,304	411,699,273

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

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of June 30, 2017 and December 31, 2016,  1,000,000,000 shares of Class A common stock were authorized, of which 70,384,414 and 68,119,412 shares have been issued; and 70,251,034 and 67,984,973 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of June 30, 2017 and December 31, 2016, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of June 30, 2017 and December 31, 2016, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of June 30, 2017 and December 31, 2016, the unamortized balance of these deferred tax assets was $259 million and $273 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid‑in capital arising from stock offerings from the date of the IPO through June 30, 2017 were $472 million, $401 million, and $71 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $116 million through June 30, 2017 and an additional $15 million on July 10, 2017 pursuant to the terms of the Tax Receivable Agreement.

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

As a consequence of these redemption transactions, and distribution of shares to employees (see Note 9), IBG, Inc.’s interest in IBG LLC has increased to approximately 17.1%, with Holdings owning the remaining 82.9% as of June 30, 2017.  The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 88.8% as of June 30, 2017.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On July 28, 2017, the Company filed a Prospectus Supplement on Form 424B5 (File Number 333-219552) with the SEC to issue 1,214,860 shares of common stock in exchange for an equivalent number of shares of member interests in IBG LLC. This issuance of shares increased the Company’s ownership in IBG LLC from 17.1% to 17.4%.

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in millions, except share or per share amounts)
Basic earnings per share
Net income available for common stockholders	$23	$27	$47	$60
Weighted average shares of common stock outstanding
Class A	69,087,753	64,967,264	68,539,426	64,476,321
Class B	100	100	100	100
	69,087,853	64,967,364	68,539,526	64,476,421
Basic earnings per share	$0.33	$0.41	$0.68	$0.93

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in millions, except share or per share amounts)
Diluted earnings per share
Net income available for common stockholders	$23	$27	$47	$60
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	69,087,753	64,967,264	68,539,426	64,476,321
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	975,574	1,503,549	1,074,041	1,386,987
Class B	100	100	100	100
	70,063,427	66,470,913	69,613,567	65,863,408
Diluted earnings per share	$0.32	$0.40	$0.67	$0.91

Member Distributions and Stockholder Dividends

During the six months ended June 30, 2017,  IBG LLC made distributions totaling $99 million,  to its members, of which IBG, Inc.’s proportionate share was $17 million. In connection with IBG, Inc.’s annual payment to Holdings under the Tax Receivable Agreement, on July 10, 2017, IBG LLC made an additional distribution of $88 million to its members, of which IBG, Inc.’s proportionate share was $15 million. In March and June 2017, the Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $7 million and $7 million, respectively.

On July 18, 2017, the Company declared a cash dividend of $0.10 per common share, payable on September 14, 2017 to stockholders of record as of September 1, 2017.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5.   Comprehensive Income

The following table presents comprehensive income and earnings per share on comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$29	$24	$57	$63

Earnings per share on comprehensive income
Basic	$0.42	$0.36	$0.83	$0.97
Diluted	$0.41	$0.36	$0.81	$0.95
Weighted average common shares outstanding
Basic	69,087,853	64,967,364	68,539,526	64,476,421
Diluted	70,063,427	66,470,913	69,613,567	65,863,408

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

6.   Financial Assets and Financial Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy (see Note 2), financial assets and liabilities, measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016. As required by ASC Topic 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the respective fair value measurement.

	Financial Assets At Fair Value as of June 30, 2017

	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$3,503	$—	$—	$3,503
Financial instruments owned, at fair value
Stocks	1,324	—	—	1,324
Options	973	—	—	973
Warrants and discount certificates	3	—	—	3
U.S. and foreign government securities	245	—	—	245
Corporate and municipal bonds	—	2	1	3
Currency forward contracts	—	25	—	25
Total financial instruments owned, at fair value	2,545	27	1	2,573
Total financial assets at fair value	$6,048	$27	$1	$6,076

	Financial Liabilities At Fair Value as of June 30, 2017
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$614	$—	$—	$614
Options	355	—	—	355
Warrants and discount certificates	—	—	—	—
Currency forward contracts	—	5	—	5
Total financial instruments sold, but not yet purchased, at fair value	969	5	—	974
Total financial liabilities at fair value	$969	$5	$—	$974

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Assets At Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$7,398	$—	$—	$7,398
Financial instruments owned, at fair value
Stocks	1,821	—	—	1,821
Options	1,804	—	—	1,804
Warrants and discount certificates	43	—	—	43
U.S. and foreign government securities	363	—	—	363
Corporate and municipal bonds	—	2	1	3
Currency forward contracts	—	3	—	3
Total financial instruments owned, at fair value	4,031	5	1	4,037
Total financial assets at fair value	$11,429	$5	$1	$11,435

	Financial Liabilities At Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$839	$—	$—	$839
Options	1,286	—	—	1,286
Warrants and discount certificates	1	—	—	1
Currency forward contracts	—	19	—	19
Total financial instruments sold, but not yet purchased, at fair value	2,126	19	—	2,145
Total financial liabilities at fair value	$2,126	$19	$—	$2,145

Transfers between Level 1 and Level 2

Transfers of financial assets and financial liabilities at fair value to or from Levels 1 and 2 arise where the market for a specific financial instrument has become active or inactive during the period. The fair values transferred are ascribed as if the financial assets or financial liabilities had been transferred as of the end of the period. During the six months ended June 30, 2017 and 2016, there were no transfers between levels for financial assets and liabilities, at fair value.

Level 3 Financial Assets and Financial Liabilities

The Company’s Level 3 financial assets are comprised of delisted and illiquid securities reported within financial instruments owned, at fair value in the condensed consolidated statements of financial condition. During the six months ended June 30, 2017 and 2016,  there were no transfers between levels for financial assets and liabilities, at fair value.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Trading Gains from Market Making Transactions

Trading gains and losses from market making transactions reported in the statements of comprehensive income, by major product type, are comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in millions)
Equities	$17	$35	$20	$85
Fixed income	—	—	—	—
Foreign exchange	(4)	(1)	(5)	1
Total trading gains, net	$13	$34	$15	$86

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

Financial Assets and Liabilities Not Measured at Fair Value

The following tables represent the carrying value, fair value, and fair value hierarchy category of certain financial assets and liabilities that are not recorded at fair value in the Company's condensed consolidated statements of financial condition. The following table excludes certain financial instruments such as equity investments and all non-financial assets and liabilities:

	June 30, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$2,115	$2,115	$2,115	$-	$-
Cash and securities segregated for regulatory purposes	20,684	20,684	6,910	13,774	-
Securities borrowed	3,895	3,895	-	3,895	-
Securities purchased under agreements to resell	366	366	-	366	-
Receivables from customer	22,833	22,833	-	22,833	-
Receivables from broker, dealers, and clearing organizations	1,164	1,164	-	1,164	-
Interest receivable	59	59	-	59	-
Other assets	8	12	-	11	1
Total financial assets, not measured at fair value	$51,124	$51,128	$9,025	$42,102	$1

Financial liabilities, not measured at fair value
Short-term borrowings	$9	$9	$-	$9	$-
Securities loaned	3,632	3,632	-	3,632	-
Payables to customer	45,950	45,950	-	45,950	-
Payables to brokers, dealers and clearing organizations	449	449	-	449	-
Interest payable	14	14	-	14	-
Total financial liabilities, not measured at fair value	$50,054	$50,054	$-	$50,054	$-

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$1,925	$1,925	$1,925	$-	$-
Cash and securities segregated for regulatory purposes	16,619	16,619	5,624	10,995	-
Securities borrowed	3,629	3,629	-	3,629	-
Securities purchased under agreements to resell	111	111	-	111	-
Receivables from customer	19,409	19,409	-	19,409
Receivables from broker, dealers, and clearing organizations	1,040	1,040	-	1,040	-
Interest receivable	57	57	-	57	-
Other assets	28	32	-	32	-
Total financial assets, not measured at fair value	$42,818	$42,822	$7,549	$35,273	$-

Financial liabilities, not measured at fair value
Short-term borrowings	$74	$74	$-	$74	$-
Securities loaned	4,293	4,293	-	4,293	-
Payables to customer	41,731	41,731	-	41,731	-
Payables to brokers, dealers and clearing organizations	239	239	-	239	-
Interest payable	6	6	-	6	-
Total financial liabilities, not measured at fair value	$46,343	$46,343	$-	$46,343	$-

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables set forth the netting of financial assets and of financial liabilities as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of Financial Assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$13,774 [1]	$—		$13,774	$(13,774)	$—
Securities borrowed	3,895	—		3,895	(3,750)	145
Securities purchased under agreements to resell	366	—		366	(366)	—
Financial Instruments owned, at fair value
Options	973	—		973	(345)	628
Warrants and discount certificates	3	—		3	—	3
Currency forward contracts	25	—		25	—	25
Total	$19,036	$—		$19,036	$(18,235)	$801

	(in millions)
Offsetting of Financial Liabilities
Securities loaned	$3,632	$—	$3,632	$(3,467)	$165
Financial instruments sold, but not yet purchased, at fair value
Options	355	—	355	(345)	10
Warrants and discount certificates	—	—	—	—	—
Currency forward contracts	5	—	5	—	5
Total	$3,992	$—	$3,992	$(3,812)	$180

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2016
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of Financial Assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$10,995 [1]	$—		$10,995	$(10,995)	$—
Securities borrowed	3,629	—		3,629	(3,488)	141
Securities purchased under agreements to resell	111	—		111	(111)	—
Financial Instruments owned, at fair value
Options	1,804	—		1,804	(1,230)	574
Warrants and discount certificates	43	—		43	(1)	42
Currency forward contracts	3	—		3	—	3
Total	$16,585	$—		$16,585	$(15,825)	$760

	(in millions)
Offsetting of Financial Liabilities
Securities loaned	$4,293	$—	$4,293	$(4,158)	$135
Financial instruments sold, but not yet purchased, at fair value
Options	1,286	—	1,286	(1,230)	56
Warrants and discount certificates	1	—	1	(1)	—
Currency forward contracts	19	—	19	—	19
Total	$5,599	$—	$5,599	$(5,389)	$210

(1)

As of June 30, 2017 and December 31, 2016, the Company had $13.8 billion and $11.0 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Cash and securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

(2)	The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 at June 30, 2017 and December 31, 2016.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The following tables present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities Loaned
Stocks	$3,574	$-	$-	$-	$3,574
Corporate bonds	58	-	-	-	58
Total	$3,632	$-	$-	$-	$3,632

	December 31, 2016
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities Loaned
Stocks	$4,269	$-	$-	$-	$4,269
Corporate bonds	24	-	-	-	24
Total	$4,293	$-	$-	$-	$4,293

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of June 30, 2017 and December 31, 2016, approximately $22.8 billion and $19.4 billion, respectively, of customer margin loans were outstanding.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the amounts related to collateralized transactions as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)
Securities lending transactions	$16,921	$3,920	$13,768	$3,621
Securities purchased under agreements to resell transactions (1)	14,111	14,111	11,117	11,117
Customer margin assets	21,083	7,192	17,773	7,172
	$52,115	$25,223	$42,658	$21,910

(1)

As of June 30, 2017,  $13.8 billion or 98% (as of December 31, 2016,  $11.0 billion or 99%) of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of June 30, 2017 and December 31, 2016, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

Financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, as of June 30, 2017 and December 31, 2016 are presented in the following table:

	June 30,	December 31,
	2017	2016

	(in millions)
Stocks	$682	$1,574
U.S. and foreign government securities	242	359
	$924	$1,933

8.   Other Income

The components of other income for the three months and six months ended June 30, 2017 and 2016 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in millions)
Market data fees	$9	$8	$18	$17
Account activity fees	5	5	10	9
Risk exposure fees	6	4	11	9
Payments for order flow	4	3	8	7
Gains on financial instruments, at fair value and other investments, net	—	16	2	51
Gains from currency diversification strategy, net	29	17	78	101
Other, net	6	4	8	7
	$59	$57	$135	$201

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

9.  Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based Operating Companies who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in employee compensation and benefits expenses in the condensed consolidated statements of comprehensive income were $2 million of plan contributions for each of the six months ended June 30, 2017 and 2016.

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

As of June 30, 2017, the Company had 3,935 shares of common stock remaining to be distributed to former employees under the ROI Unit Stock Plan.

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

Stock Incentive Plan share grants (excluding 21,009 shares issued pursuant to the ROI Unit Stock Plan described above) and the related fair values since the plan inception are presented in the table below:

			Fair Value at
			Date of Grant
	Shares		($ millions)
Prior periods (since inception)	19,178,500		$348
December 31, 2014	1,709,968		49
December 31, 2015	1,211,533		52
December 31, 2016	1,451,136	[1]	55
	23,551,137		$504

(1)	Stock Incentive Plan number of granted shares related to 2016 was adjusted by 5,657 additional shares during the six months ended June 30, 2017.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, there are no vested awards that remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $25 million, and $22 million for the six months ended June 30, 2017 and 2016, respectively. Estimated future compensation costs for unvested awards, net of credits for cancelled awards,  as of June 30, 2017 are $30 million.

The following summarizes the Stock Incentive Plan and ROI Unit Stock Plan activities from December 31, 2013 through June 30, 2017:

	Stock		ROI Unit
	Incentive Plan		Stock Plan
	Shares		Shares
Balance, December 31, 2016	7,917,719	[1]	4,994
Granted	—		—
Cancelled	(44,791)		—
Distributed	(2,265,002)		(1,059)
Balance, June 30, 2017	5,607,926		3,935

(1)	Stock Incentive Plan number of granted shares related to 2016 was adjusted by 5,657 additional shares during the six months ended June 30, 2017.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company.  Through June 30, 2017, a total of 564,825 shares have been distributed under these post‑employment provisions. These distributions are included in the table above.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

10.   Income Taxes

Income tax expense for the six months ended June 30, 2017 and 2016 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual members. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

As of and for the six months ended June 30, 2017 and 2016,  the Company had no unrecognized tax and no valuation allowances on deferred tax assets were required. The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of June 30, 2017, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2010, and to non-U.S. income tax examinations for tax years prior to 2006.

As of June 30, 2017, accumulated earnings held by non‑U.S. subsidiaries totaled $1.0 billion  (as of December 31, 2016 $1.0 billion). Of this amount, approximately $0.3 billion  (as of December 31, 2016 $0.3 billion) is attributable to earnings of the Company’s foreign subsidiaries that are considered “pass‑through” entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for U.S. tax purposes and when they are remitted. With respect to certain of these subsidiaries’ accumulated earnings (approximately $0.2 billion and $0.2 billion as of June 30, 2017 and December 31, 2016, respectively), repatriation would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution. The Company has not provided for its proportionate share of these additional foreign taxes as it does not intend to repatriate these earnings in the foreseeable future. For the same reason, the Company has not provided deferred U.S. tax on cumulative translation adjustments associated with these earnings.

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

11.   Commitments, Contingencies and Guarantees

Claims against Customers

On January 15, 2015, due to the sudden move in the value of the Swiss franc that followed an unprecedented action by the Swiss National Bank, which removed a previously instituted and repeatedly reconfirmed cap of the currency relative to the Euro, several of the Company’s customers who held currency futures and spot positions suffered losses in excess of their deposits with the Company. The Company took immediate action to hedge its exposure to the foreign currency receivables from these customers. The Company estimates the cumulative losses related to this event, net of hedging activity and debt collection efforts, to be approximately $117 million. The Company is actively pursuing collection of the debts. The ultimate effect of this incident on the Company’s results will depend upon the outcome of the Company’s debt collection efforts.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of June 30, 2017 and 2016, reserves provided for potential losses related to litigation matters were not material.

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

The United States Patent and Trademark Office (“USPTO”) issued decisions instituting Covered Business Method Review (“CBM Review”) on all of the asserted patents and has made a finding that it is more likely than not that the patents are invalid. The District Court granted the Defendants’ motion to stay the Litigation pending the CBM Reviews. On February 17, 2017, the USPTO issued two decisions finding that the claims of one patent are patentable and the claims of another patent are not patentable. On February 28, 2017, the USPTO issued a decision finding that most of the claims of another patent are not patentable and finding three claims of the same patent to be patentable. On March 3, 2017, the USPTO issued a decision finding that all claims of another patent are not patentable. On March 31, 2017, the USPTO issued a decision finding that all claims of another patent are not patentable. On April 26, 2017, the USPTO issued a decision finding that all claims of another patent are not patentable.  On August 7, 2017, the USPTO issued two decisions finding that all claims of two patents are not patentable. The Defendants plan to appeal to the extent any claims were held to be patentable.

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

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three months and six months ended June 30, 2017 and 2016, and total assets as of June 30, 2017 and December 31, 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in millions)		(in millions)
Net revenues
Electronic brokerage	$334	$310	$648	$657
Market making	23	43	31	102
Corporate	30	16	82	99
Total net revenues	$387	$369	$761	$858
Income before income taxes
Electronic brokerage	$198	$191	$383	$426
Market making	(24)	5	(46)	25
Corporate	30	17	80	99
Total income before income taxes	$204	$213	$417	$550

	June 30,	December 31,
	2017	2016

	(in millions)
Segment assets
Electronic brokerage	$54,562	$50,072
Market making	8,663	11,765
Corporate	(5,628)	(7,164)
Total assets	$57,597	$54,673

The Company operates its automated global business in the U.S. and international markets on more than 120 electronic exchanges and market centers. A significant portion of the Company’s net revenues are generated by subsidiaries operating outside the U.S. International operations are comprised of electronic brokerage and market making activities in 24 countries in Europe, Asia and the Americas (outside the U.S.). The following table presents total net revenues and income before income taxes by geographic area for the three months and six ended June 30, 2017 and 2016. The geographic analysis presented below is based on the location of the subsidiaries in which the transactions are recorded. This geographic information does not reflect the way the Company’s business is managed.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in millions)		(in millions)
Net revenues
United States	$316	$278	$619	$682
International	71	91	142	176
Total net revenues	$387	$369	$761	$858
Income before income taxes
United States	$186	$177	$381	$485
International	18	36	36	65
Total income before income taxes	$204	$213	$417	$550

13.   Regulatory Requirements

As of June 30, 2017, aggregate excess regulatory capital for all of the Operating Companies was $4.9 billion.

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

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$3,727	$345	$3,382
TH LLC	368	1	367
THE	619	104	515
Other regulated Operating Companies	757	93	664
	$5,471	$543	$4,928

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain Operating Companies are subject to other regulatory restrictions and requirements.

As of June 30, 2017,  all of the regulated Operating Companies were in compliance with their respective regulatory capital requirements.

14.   Related Party Transactions

Receivable from affiliate, reported in other assets in the condensed consolidated statement of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the condensed consolidated statements of financial condition as of June 30, 2017 and December 31, 2016 were accounts receivable from directors, officers and their affiliates of $213 million and $78 million and payables of $551 million and $468 million, respectively. The Company may extend credit to these related parties in connection with margin loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

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

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 17.1% of the membership interests of IBG LLC. The remaining approximately 82.9% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder, Chairman and Chief Executive Officer, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of June 30, 2017.

	IBG, Inc.	Holdings	Total
Ownership %	17.1%	82.9%	100.0%
Membership interests	70,254,969	341,444,304	411,699,273

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

Our customer base is diverse with respect to geography and segments. Currently, more than half of our customers reside outside the U.S. in over 200 countries and over 50% of new customers come from outside the U.S. Approximately 65% of our customers’ equity is in institutional accounts such as hedge funds, financial advisors, proprietary trading desks and introducing brokers. Specialized products and services that we have developed are successfully attracting these accounts. For example, we offer prime brokerage services, including capital introduction and securities lending to hedge funds; and our model portfolio technology and automated share allocation and rebalancing tools are particularly attractive to financial advisors. We provide a host of analytical tools such as the Probability LabSM, which allows our customers to analyze option strategies under various market assumptions. IB Investors’ MarketplaceSM allows wealth advisors to search for money managers and assign them to customer accounts based on their investment strategy. IB EmployeeTrackSM is widely used by compliance officers of financial institutions to streamline the process of tracking their employees’ brokerage activities. IB Portfolio Builder allows our customers to set up an investment strategy based on research and rankings from top research providers and fundamental data. In addition, Greenwich Compliance offers direct expert registration and start-up compliance services, as well as answers to basic day-to-day compliance questions for experienced investors and traders looking to start their own investment advisor firms. Greenwich Compliance professionals have regulatory and industry experience, and can help investment advisors trading on the IB platform meet their registration and compliance needs.

•

Market Making. We conduct our market making business primarily through our Timber Hill subsidiaries. As a market maker on many of the world’s leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of over 650 thousand tradable, exchange‑listed products. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time. Our entire portfolio is evaluated many times per second and continuously rebalanced throughout the trading day, thus minimizing the risk of our portfolio at all times. This real‑time rebalancing of our portfolio, together with our real‑time proprietary risk management system, enables us to curtail risk in both up‑market and down‑market scenarios. In the past several years our market making business has suffered from competitive pressures and, along with the rapid increase of our electronic brokerage business, its significance has diminished. As a result, on March 8, 2017 we announced our intention to discontinue our options market making activities globally. Additionally, as we previously announced, we entered into a definitive transaction to transfer our U.S. options market making operations to Two Sigma Securities, LLC. This transaction is subject to usual and customary closing conditions. We intend to continue conducting certain trading activities in stocks and related instruments to facilitate our electronic brokerage customers’ trading in products such as ETFs, ADRs and CFDs. However, we do not expect this activity to be of sufficient size as to require reporting market making as a separate segment after we discontinue our options market making activities.

The operating business segments are supported by our corporate segment which provides centralized services and executes our currency diversification strategy.

Financial Overview

Second Quarter Results: Diluted earnings per share were $0.32 for the quarter ended June 30, 2017 (“current quarter”), compared to diluted earnings per share of $0.40 for the quarter ended June 30, 2016 (“prior year quarter”). The calculation of diluted earnings per share is detailed in Note 4 to the condensed consolidated financial statements elsewhere in this report.

On a comprehensive basis, which includes other comprehensive income (“OCI”), diluted earnings per share were $0.41 for the current quarter, compared to diluted earnings per share of $0.36 for the prior year quarter.

In connection with our currency diversification strategy, we determine our net worth in GLOBALs, a basket of 14 major currencies in which we hold our equity. As a result, as of June 30, 2017, approximately 30% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy increased our comprehensive earnings by $66 million (versus a decrease of $2 million in the prior year quarter), as the U.S. dollar value of the GLOBAL increased by approximately 1.06% compared to its value as of March 31,  2017. The effects of our currency diversification strategy are reported as (1) a component of other income in the condensed consolidated statement of comprehensive income and (2) OCI in the condensed consolidated statement of financial condition and the condensed consolidated statement of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Consolidated: For the current quarter, our net revenues were $387 million and income before income taxes was $204 million, compared to net revenues of $369 million and income before income taxes of $213 million in the prior year quarter. The decrease in income before income taxes in the current quarter was mainly driven by a 62% decrease in trading gains and a 157% increase in general and administrative expense, partially offset by a 23% increase in net interest income. Our pre-tax profit margin was 53%, compared to 58% for the prior year quarter.

Electronic Brokerage: For the current quarter, income before income taxes in our electronic brokerage segment increased $7 million, or 4%, compared to the prior year quarter, driven by higher net interest income and commissions, partially offset by lower other income and higher execution and clearing expenses. Net revenues increased 8%, mainly from a 25% increase in net interest income, driven by higher Federal Funds rates and higher average customer credit and margin balances, and a 5% increase in commissions driven by higher options contract and stock share volume; partially offset by a  33% decrease in other income, driven by a $3 million net mark-to-market loss on our U.S. government securities portfolio (compared to a $14 million net mark-to-market gain in the prior year quarter). Pre-tax profit margin was 59% for the current quarter and 62% for the prior year quarter. Customer accounts grew 20% and customer equity increased 42% from the prior year quarter. For the current quarter, total Daily Average Revenue Trades (“DARTs”) for cleared and execution‑only customers increased 3% to 669 thousand, compared to 648 thousand in the prior year quarter.

Market Making: For the current quarter, income before income taxes in our market making segment decreased $29 million, compared to the prior year quarter, to a loss of $24 million. Trading gains decreased 62% on lower trading volumes, as we wind down our options market making business, and on decreases in volatility and in the actual-to-implied volatility ratio compared to the prior year quarter. In addition, the results for the current quarter include approximately $22 million in one-time exit costs, primarily consisting of the write-down of exchange trading rights, included in general and administrative expenses.

On March 8, 2017, we announced our intention to discontinue our options market making activities globally. We expect to continue to phase out these operations substantially over the coming months and estimate that we may be exposed to approximately $25 million in one-time restructuring costs, of which $22 million has been recognized during the current quarter. A substantial portion of these exit costs is expected to be defrayed by continuing certain market making activities until the restructuring is complete. As a result of discontinuing our options market making operations, we expect that approximately $39 million in annual net expenses will be absorbed by the electronic brokerage segment, of which approximately $2 million has been absorbed during the current quarter.

We intend to continue conducting certain trading activities in stocks and related instruments to facilitate our electronic brokerage customers’ trading in products such as ETFs, ADRs and CFDs. However, we do not expect this activity to be of sufficient size as to require reporting market making as a separate segment after we discontinue our options market making activities.

Six Month Results: Diluted earnings per share were $0.67 for the six months ended June 30, 2017 (“current six month period”), compared to diluted earnings per share of $0.91 for the six months ended June 30, 2016 (“prior year six month period”).

On a comprehensive basis, which includes other comprehensive income (“OCI”), diluted earnings per share were $0.81 for the current six month period, compared to diluted earnings per share of $0.95 for the prior year six month period.

Consolidated: For the current six month period, our net revenues were $761 million and income before income taxes was $417 million, compared to net revenues of $858 million and income before income taxes of $550 million in the prior year six month period. The decrease in income before income taxes in the current six month period was mainly driven by an 83% decrease in trading gains, a 33% decrease in other income and a 93% increase in general and administrative expenses, partially offset by a 17% increase in net interest income. Our pre-tax profit margin was 55%, compared to 64% for the prior year six month period.

Electronic Brokerage: For the current six month period, income before income taxes in our electronic brokerage segment decreased $43 million, or 10%, compared to the prior year six month period, driven by lower other income, higher execution and clearing expenses and higher general and administrative expenses, partially offset by higher net interest income. Net revenues decreased 1%, mainly from a 49% decrease in other income, driven by a $4 million net mark-to-market loss on our U.S. government securities portfolio (compared to a  $52 million net mark-to-market gain in the prior year six month period) and a 2% decrease in commissions, primarily driven by lower futures contract volume; partially offset by a 19% increase in net interest income, driven by higher Federal Funds rates and higher average customer credit and margin balances. Pre-tax profit margin was 59% for the current six month period and 65% for the prior year six month period. Customer accounts grew 20% and customer equity increased 42% from the prior year six month period. For the current six month period, total Daily Average Revenue Trades (“DARTs”) for cleared and execution‑only customers decreased 5%, to 663 thousand, compared to 697 thousand in the prior year six month period.

Market Making: For the current six month period, income before income taxes in our market making segment decreased $71 million, compared to the prior year six month period, to a loss of $46 million. Trading gains decreased 83% on lower trading volumes, as we wind down our options market making business, and on decreases in volatility and in the actual-to-implied volatility ratio compared to the prior year six month period. In addition, the results for the current six month period include approximately $23 million in one-time exit costs, primarily consisting of the write-down of exchange trading rights, included in general and administrative expenses.

As mentioned above, on March 8, 2017, we announced our intention to discontinue our options market making activities globally. We expect to continue to phase out these operations substantially over the coming months and estimate that we may be exposed to approximately $25 million in one-time restructuring costs, of which $23 million has been recognized during the current six month period. A substantial portion of these exit costs is expected to be defrayed by continuing certain market making activities until the restructuring is complete. As a result of discontinuing our options market making operations, we expect that approximately $39 million in annual net expenses will be absorbed by the electronic brokerage segment, of which approximately $2 million has been absorbed during the current six month period.

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

TRADE VOLUMES:

(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2014	64,530		206,759		18,055		289,344		1,155
2015	65,937	2%	242,846	17%	18,769	4%	327,553	13%	1,305
2016	64,038	-3%	259,932	7%	16,515	-12%	340,485	4%	1,354

2Q2016	16,056		64,531		4,114		84,701		1,323
2Q2017	7,960	-50%	64,823	0%	3,672	-11%	76,455	-10%	1,214

1Q2017	12,224		62,914		3,665		78,803		1,271
2Q2017	7,960	-35%	64,823	3%	3,672	0%	76,455	-3%	1,214

CONTRACT AND SHARE VOLUMES:

(in 000’s, except %)

TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2014	631,265		123,048		153,613,174
2015	634,388	0%	140,668	14%	172,742,520	12%
2016	572,834	-10%	143,287	2%	155,439,227	-10%

2Q2016	140,461		35,355		36,768,094
2Q2017	91,879	-35%	30,805	-13%	53,378,165	45%

1Q2017	121,155		30,366		53,300,920
2Q2017	91,879	-24%	30,805	1%	53,378,165	0%

MARKET MAKING

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2014	344,741		15,668		12,025,822
2015	335,406	-3%	14,975	-4%	15,376,076	28%
2016	307,377	-8%	14,205	-5%	13,082,887	-15%

2Q2016	76,223		3,042		3,340,316
2Q2017	19,831	-74%	1,143	-62%	1,620,275	-51%

1Q2017	52,291		2,511		1,954,775
2Q2017	19,831	-62%	1,143	-54%	1,620,275	-17%

Notes:

(1)	Futures contract volume includes options on the futures.

BROKERAGE TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2014	286,524		107,380		141,587,352
2015	298,982	4%	125,693	17%	157,366,444	11%
2016	265,457	-11%	129,082	3%	142,356,340	-10%

2Q2016	64,238		32,313		33,427,778
2Q2017	72,048	12%	29,662	-8%	51,757,890	55%

1Q2017	68,864		27,855		51,346,145
2Q2017	72,048	5%	29,662	6%	51,757,890	1%

BROKERAGE CLEARED

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2014	225,662		106,074		137,153,132
2015	244,356	8%	124,206	17%	153,443,988	12%
2016	227,413	-7%	128,021	3%	138,523,932	-10%

2Q2016	53,951		32,037		32,491,500
2Q2017	62,342	16%	29,255	-9%	50,807,138	56%

1Q2017	60,366		27,528		50,397,970
2Q2017	62,342	3%	29,255	6%	50,807,138	1%

Notes:

(1)	Futures contract volume includes options on futures

BROKERAGE STATISTICS:

(in 000’s, except % and where noted)

Year over Year	2Q2017	2Q2016	% Change
Total Accounts	428	357	20%
Customer Equity (in billions) *	$104.8	$73.7	42%

Cleared DARTs	621	597	4%
Total Customer DARTs	669	648	3%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$4.00	$3.91	2%
DART per Avg. Account (Annualized)	372	428	-13%
Net Revenue per Avg. Account (Annualized)	$3,141	$3,256	-4%

Consecutive Quarters	2Q2017	1Q2017	% Change
Total Accounts	428	406	5%
Customer Equity (in billions) *	$104.8	$96.8	8%

Cleared DARTs	621	609	2%
Total Customer DARTs	669	657	2%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$4.00	$4.01	0%
DART per Avg. Account (Annualized)	372	385	-3%
Net Revenue per Avg. Account (Annualized)	$3,141	$3,157	-1%

*     Excludes non‑customers.

Business Environment

Against a backdrop of a still sluggish trading environment amid historically low market volatility, we maintained our position as the largest U.S. electronic broker as measured by the number of customer revenue trades and increased our DARTs by 3% from the prior year quarter. New customer account growth remained robust as total customer accounts increased 20% from the prior year quarter to 428 thousand. Institutional customers, such as hedge funds, mutual funds, introducing brokers, proprietary trading groups and financial advisors, comprised approximately 46% of total accounts and approximately 65% of total customer equity as of June 30, 2017. Average equity per account increased by 19%, to $245 thousand compared to the prior year quarter, as we  continued to attract larger customers that seek securities finance services, including margin lending and short sale support.

Electronic brokerage net interest income grew 25%, compared to the prior year quarter. The Federal Reserve’s increases in the Federal Funds target rate in December 2016,  March 2017 and June 2017, together with higher average customer credit and margin balances, generated more net interest income than in the prior year quarter. Our low margin lending rates are tied to benchmark rates, such as the Federal Funds rate in the U.S. In the current quarter, our customers paid 1.2% to 2.7% for their U.S. dollar margin loans with us. Average customer credit balances rose 15% due to an inflow of new accounts, and average customer margin balances increased by 44% from the prior year quarter, due to customers’ appetite for increased risk, along with expanded prime broker financing.

Market making segment results decreased in the current quarter, as trading gains were dampened by lower trading volumes across all product types, as we wind down our options market making business, and by decreases in volatility and in the actual-to-implied volatility ratio as compared to the prior year quarter. In addition, the current quarter results include approximately $22 million in one-time exit costs. On March 8, 2017, we announced our intention to discontinue our options market making activities globally, which represents the majority of our market making activities. On May 9, 2017, we announced that we are selling the U.S. options market making business to Two Sigma Securities, LLC, which is expected to close during the third quarter of 2017.

The following is a summary of the key profit drivers that affect our business and how they compared to the prior year quarter:

Global trading volumes. According to data received from exchanges worldwide, volumes in exchange‑listed equity‑based options increased by approximately 4% in the U.S. and 7% globally for the current quarter, compared to the prior year quarter. During the current quarter we accounted for approximately 4.8% (7.9% in the prior year quarter) of the exchange‑listed equity‑based options volume traded worldwide (including options on ETFs and stock index products), and approximately 7.3% (10.7% in the prior year quarter) of exchange‑listed equity‑based options volume traded in the U.S. The decreases in both measures were driven by our pull-back in options market making. It is important to note that this metric is not directly correlated with our profits. See tables on pages 37-38 of this Quarterly Report on Form 10-Q for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

Volatility. Since we typically maintain an overall long volatility position, our market making profits are generally correlated with market volatility, protecting us against a severe market dislocation in either direction. Based on the Chicago Board Options Exchange Volatility Index (“VIX®”), the average volatility decreased to 11.4 in the current quarter, down 27% from the average of 15.6 in the prior year quarter. Lower volatility also impacts our electronic brokerage segment because it results in fewer trading opportunities for our customers. Despite the 27% decrease in the VIX, our total DARTs increased 3% compared to the prior year quarter.

The ratio of actual to implied volatility is also meaningful to our market making segment results. Because the cost of hedging our positions is based on implied volatility, while our trading profits are, in part, based on actual market volatility, a higher ratio has a generally favorable impact on our trading gains and a lower ratio generally has a negative effect. This ratio averaged approximately 64% during the current quarter, compared to an average of approximately 87% in the prior year quarter. As we are winding down our options market making activities, volatility had less of an impact in the current quarter than in the prior year quarter.

These volatility measures were at or near their historical lows for the past ten years.

Currency fluctuations. As a global electronic broker and market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in proportion to a defined basket of 14 currencies we call the “GLOBAL” in order to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current quarter the value of the GLOBAL, as measured in U.S. dollars, increased 1.06% compared to its value as of March 31, 2017, which had a positive impact on our comprehensive earnings for the current quarter.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except share and per share amounts)
Revenues
Trading gains	$13	$34	$15	$86
Commissions	160	152	314	318
Interest income	206	144	383	289
Other income	59	57	135	201
Total revenues	438	387	847	894
Interest expense	51	18	86	36
Total net revenues	387	369	761	858

Non-interest expenses
Execution and clearing	63	59	124	121
Employee compensation and benefits	66	58	128	116
Occupancy, depreciation and amortization	10	13	23	25
Communications	7	9	15	16
General and administrative	36	14	52	27
Customer bad debt	1	3	2	3
Total non-interest expenses	183	156	344	308
Income before income taxes	204	213	417	550
Income tax expense	17	13	35	40
Net income	187	200	382	510
Less net income attributable to noncontrolling interests	164	173	335	450
Net income available for common stockholders	$23	$27	$47	$60

Earnings per share
Basic	$0.33	$0.41	$0.68	$0.93
Diluted	$0.32	$0.40	$0.67	$0.91

Weighted average common shares outstanding
Basic	69,087,853	64,967,364	68,539,526	64,476,421
Diluted	70,063,427	66,470,913	69,613,567	65,863,408

Comprehensive income
Net income available for common stockholders	$23	$27	$47	$60
Other comprehensive income
Cumulative translation adjustment, before income taxes	6	(3)	10	3
Income taxes related to items of other comprehensive income	-	-	-	-
Other comprehensive income (loss), net of tax	6	(3)	10	3
Comprehensive income available for common stockholders	$29	$24	$57	$63

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$164	$173	$335	$450
Other comprehensive income (loss) - cumulative translation adjustment	31	(16)	50	17
Comprehensive income attributable to noncontrolling interests	$195	$157	$385	$467

Three Months Ended June 30, 2017 (“current quarter”) compared to the Three Months Ended June 30, 2016 (“prior year quarter”)

Net Revenues

Total net revenues, for the current quarter, increased $18 million, or 5%, compared to the prior year quarter, to $387 million. The increase in net revenues was primarily due to higher net interest income and commissions, partially offset by lower trading gains. Trading volume is an important driver of revenues and costs for both our electronic brokerage and market making segments. During the current quarter, our options and futures contract volumes decreased 35% and 13% respectively, while stock share volume increased 45% (largely driven by low priced U.S. and Hong Kong shares),  compared to the prior year quarter.

Trading Gains

Trading gains, for the current quarter, decreased $21 million, or 62%,  compared to the prior year quarter, to $13 million. As we wind down our options market making business, during the current quarter, our market making operations executed 8.0 million trades compared to 16.1 million trades executed in the prior year quarter.  In addition, market making options and futures contract and stock share volumes decreased 74%,  62%, and 51%, respectively, compared to the prior year quarter.

Trading gains were also unfavorably impacted by decreases in volatility and in the actual-to-implied volatility ratio as compared to the prior year quarter. The VIX®, which measures perceived U.S. equity market volatility,  decreased 27% to an average of 11.4 for the current quarter, compared to an average of 15.6 for the prior year quarter.  The ratio of actual to implied volatility decreased to an average of 64% for the current quarter, compared to an average of 87% for the prior year quarter. Both of these were negative trends for market making performance.

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

Commissions

Commissions, for the current quarter, increased $8 million,  or 5%,  compared to the prior year quarter, to $160 million, driven by higher customer trading volumes in options and stocks, continued customer account growth and higher average commission per customer order. Cleared customer options contract and stock share volumes  increased 16% and 56%, respectively, while futures contract volume decreased 9%, compared to the prior year quarter. Total DARTs for cleared and execution-only customers, for the current quarter, increased 3% to 669 thousand, compared to 648 thousand during the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current quarter, increased 4% to 621 thousand, compared to 597 thousand for the prior year quarter. Average commission per DART for cleared customers, for the current quarter, increased by 2% to $4.00, compared to $3.91 for the prior year quarter, reflecting larger average order sizes in futures and stocks.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current quarter, increased $29 million, or 23%,  compared to the prior year quarter, to $155 million. The increase in net interest income was driven by higher average customer credit and margin balances and higher benchmark interest rates.

Net interest income on customer balances, for the current quarter, increased $27 million, compared to the prior year quarter, driven by a $5.7 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, a $6.8 billion increase in average customer margin loans, and a 58 basis point increase in the average Federal Funds effective rate to 0.95% compared to the prior year quarter. As a result of the increases in the Federal Funds effective rate since December 2016, interest expense on customer credit balances increased from the prior year quarter as certain customer credit balances that were not eligible to earn interest in the prior year quarter became eligible to earn interest in the current quarter. The increase in benchmark rates also drove higher interest income earned on investment of customer segregated cash and on margin lending to customers.

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

In the current quarter, average securities borrowed increased 1%, to $4.1 billion and average securities loaned increased by 37%, to $3.7 billion, compared to the prior year quarter. Net interest earned from securities lending is also affected by the level of demand for securities positions in our market making business and held by our customers. During the current quarter, net fees earned by our electronic brokerage and market making segments from securities lending transactions increased $1 million, or 3%, compared to the prior year quarter. The increase in net interest income from securities lending transactions was attributable to the electronic brokerage segment. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

The following table presents net interest income information corresponding to interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016

	(in millions)
Average interest-earning assets
Segregated cash and securities	$24,063	$24,177
Customer margin loans	22,134	15,327
Securities borrowed	4,062	4,010
Other interest-earning assets	2,681	2,639
	$52,940	$46,153

Average interest-bearing liabilities
Customer credit balances	$44,791	$39,056
Securities loaned	3,653	2,674
	$48,444	$41,730

Net Interest income
Segregated cash and securities	$51	$39
Customer margin loans	89	50
Securities borrowed and loaned, net	37	36
Customer credit balances	(27)	(3)
Other net interest income	5	4
Net interest income	$155	$126

Net interest margin ("NIM")	1.17%	1.10%

Yields
Segregated cash and securities	0.85%	0.65%
Customer margin loans	1.61%	1.31%
Customer credit balances	-0.24%	-0.03%

Other Income

Other income, for the current quarter,  increased $2 million, or 4%, compared to the prior year quarter, to $59 million, mainly driven by $12 million higher gains on our currency diversification strategy (a gain of $29 million for the current quarter, compared to a gain of $17 million in the prior year quarter), $2 million higher net gains on other investments, and $2 million higher exposure fees income; partially offset by a $3 million net mark-to-market loss on our U.S. government securities portfolio in the current quarter, compared to $14 million net mark-to-market gain in the prior year quarter. Despite an increase in average medium term interest rates during the current quarter, the net mark-to-market loss on our U.S. government securities portfolio was only $3 million, reflecting a reduction in the size and average duration of the portfolio. In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity. A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.

Non‑Interest Expenses

Non-interest expenses, for the current quarter, increased $27 million, or 17%,  compared to the prior year quarter, to $183 million,  mainly due to a $22 million increase in general and administrative expenses, an $8 million increase in employee compensation and benefits, and a $4 million increase in execution and clearing expenses, partially offset by lower occupancy, communications and customer bad debt expenses, compared to the prior year quarter. As a percentage of total net revenues, non-interest expenses were 47% for the current quarter and 42% for the prior year quarter.

Execution and Clearing

Execution and clearing expenses, for the current quarter, increased $4 million, or 7%, compared to the prior year quarter, to $63 million, driven by higher stock share volume and a reduction in liquidity rebates from exchanges operating a make-or-take pricing model, in which we are paid for adding liquidity and charged for removing liquidity, as options trading volume shifted away from orders that added liquidity to orders that removed liquidity in the current quarter compared to the prior year quarter; partially offset by lower trading volume in options and futures contracts.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current quarter, increased $8 million, or 14%,  compared to the prior year quarter, to $66 million, mainly due to a 3% increase in the number of employees to 1,206, compared to 1,169 for prior year quarter and $1 million in one-time exit costs related to the wind-down of our options market making business. Within the operating business segments, we continued to add staff in customer service, legal and compliance, and software development to support electronic brokerage and reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 17% for the current quarter and 16% for the prior year quarter.

General and Administrative

General and administrative expenses, for the current quarter, increased $22 million, or 157%,  compared to the prior year quarter, to $36 million, mainly due to a $22 million write-down of the value of exchange trading rights related to the wind-down of our options market making business. As a percentage of total net revenues, general and administrative expenses were 9% for the current quarter and 4% for the prior year quarter.

Income Tax Expense

Income tax expense, for the current quarter, increased $4 million, or 31%, to $17 million, compared to the prior year quarter, due to lower foreign tax credits in the current quarter. The following table presents information about our income tax expense for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	2017	2016

	(in millions, except %)
Operating Companies
Income before income taxes	$205	$212
Income tax expense	7	7
Net income available to members	$198	$205

IBG, Inc.
Average ownership percentage in IBG LLC	16.9%	15.8%
Income before income taxes	33	33
Income tax expense	10	6
Net income available to common stockholders	$23	$27

Consolidated income tax expense
Income tax expense attributable to Operating Companies	$7	$7
Income tax expense attributable IBG, Inc.	10	6
Total income tax expense	$17	$13

Our operating results, for the current quarter, excluding the effects of our currency diversification strategy, the net mark-to-market gains and losses on our U.S. government securities portfolio, and one-time exit costs related to the wind-down of our options market making business, were as follows: net revenues were $361 million, up 7% from the prior year quarter; income before income taxes was $200 million, up 10%; and pre-tax profit margin increased to 55% for the current quarter, from 54% for the prior year quarter.

Six Months Ended June 30, 2017 (“current six month period”) compared to the Six Months Ended June 30, 2016 (“prior year six month period”)

Net Revenues

Total net revenues, for the current six month period, decreased $97 million, or 11%, compared to the prior year six month period, to $761 million. The decrease in net revenues was primarily due to lower trading gains, lower other income (driven by lower gains on our currency diversification strategy and a small net mark-to-market loss on our U.S. government securities portfolio versus a gain in the prior year six month period), and slightly lower commissions; partially offset by higher net interest income. Trading volume is an important driver of revenues and costs for both our electronic brokerage and market making segments. During the current six month period, our options and futures contract volumes decreased 27% and 20%, respectively, while stock share volume increased 42% (largely driven by low-priced U.S. and Hong Kong shares),  compared to the prior year six month period.

Trading Gains

Trading gains, for the current six month period, decreased $71 million, or 83%, compared to the prior year six month period, to $15 million.  As we wind down our options market making business, during the current six month period, our market making operations executed 20.2 million trades compared to 33.3 million trades executed in the prior year six month period.  In addition, market making options and futures contract and stock share volumes decreased 55%, 51%, and 55%, respectively, compared to the prior year six month period.

Trading gains were also unfavorably impacted by decreases in volatility and in the actual-to-implied volatility ratio as compared to the prior year six month period.  Through our announcement on March 8, 2017, the market making segment had incurred net losses and the segment was not expected to return to meaningful profitability; however, the rate of continuing losses was substantially reduced after we began taking action to discontinue our options market making activities.

The VIX®, which measures perceived U.S. equity market volatility, decreased 36% to an average of 11.6 for the current six month period, compared to an average of 18.0 for the prior year six month period.  The ratio of actual to implied volatility decreased to an average of 60% for the current six month period, compared to an average of 90% for the prior year six month period. Both of these were negative trends for market making performance.

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

Commissions

Commissions, for the current six month period, decreased $4 million,  or 1%,  compared to the prior year six month period, to $314 million, driven by mixed customer trading volumes, but moderated by continued customer account growth and higher average commission per customer order. Cleared customer futures contract volumes decreased 17%, while options contract and stock share volumes increased 9% and 55%,  respectively, compared to the prior year six month period. Total DARTs for cleared and execution-only customers, for the current six month period, decreased 5% to 663 thousand, compared to 697 thousand during the prior year six month period. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current six month period, decreased 4% to 615 thousand, compared to 642 thousand for the prior year six month period. Average commission per DART for cleared customers, for the current six month period,  increased by 3% to $4.01, compared to $3.88 for the prior year six month period, reflecting larger average order sizes in futures and stocks.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current six month period, increased $44 million, or 17%,  compared to the prior year six month period, to $297 million. The increase in net interest income was driven by higher average customer credit and margin balances and higher benchmark interest rates, partially offset by lower net fees earned from securities lending transactions.

Net interest income on customer balances, for the current six month period, increased $50 million, compared to the prior year six month period, driven by a $5.8 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, a $5.4 billion increase in average customer margin loans, and a 46 basis point increase in the average Federal Funds effective rate to 0.82%, partially offset by reductions in benchmark rates in certain foreign currencies, compared to the prior year six month period. As a result of the increases in the Federal Funds effective rate since December 2016, interest expense on customer credit balances increased from the prior year six month period as certain customer credit balances that were not eligible to earn interest in the prior year six month period became eligible to earn interest in the current six month period. The increase in benchmark rates also drove higher interest income earned on investment of customer segregated cash and on margin lending to customers.

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

In the current six month period, average securities borrowed increased 4%, to $4.0 billion and average securities loaned increased by 37%, to $3.6 billion, compared to the prior year six month period. Net interest earned from securities lending is also affected by the level of demand for securities positions in our market making business and held by our customers. During the current six month period, net fees earned by our electronic brokerage and market making segments from securities lending transactions decreased $6 million or 8%, compared to the prior year six month period. The decrease in net interest income from securities lending transactions was attributable to the electronic brokerage segment. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

The following table presents net interest income information corresponding to interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016

	(in millions)
Average interest-earning assets
Segregated cash and securities	$24,298	$23,348
Customer margin loans	20,924	15,489
Securities borrowed	4,031	3,889
Other interest-earning assets	2,512	2,601
	$51,765	$45,327

Average interest-bearing liabilities
Customer credit balances	$43,903	$38,090
Securities loaned	3,632	2,653
	$47,535	$40,743

Net Interest income
Segregated cash and securities	$94	$70
Customer margin loans	164	103
Securities borrowed and loaned, net	70	76
Customer credit balances	(40)	(5)
Other net interest income	9	9
Net interest income	$297	$253

Net interest margin ("NIM")	1.16%	1.12%

Yields
Segregated cash and securities	0.78%	0.60%
Customer margin loans	1.58%	1.34%
Customer credit balances	-0.18%	-0.03%

Other Income

Other income, for the current six month period,  decreased $66 million, or 33%, compared to the prior year six month period, to $135 million, mainly driven by a $4 million net mark-to-market loss on our U.S. government securities portfolio in the current six month period, compared to $52 million net mark-to-market gain in the prior year six month period and $23 million lower gains on our currency diversification strategy (a gain of $78 million for the current six month period, compared to a gain of $101 million in the prior year six month period); partially offset by a $7 million increase in net gains on other investments and a $2 million increase in exposure fees income compared to the prior year six month period. Despite an increase in average medium term interest rates during the current six month period, the net mark-to-market loss on our U.S. government securities portfolio was only $4 million, reflecting a reduction in the size and average duration of the portfolio. In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity. A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.

Non‑Interest Expenses

Non-interest expenses, for the current six month period, increased $36 million, or 12%,  compared to the prior year six month period, to $344 million,  mainly due to a $25 million increase in general and administrative expenses and a $12 million increase in employee compensation and benefits, compared to the prior year six month period. As a percentage of total net revenues, non-interest expenses were 45% for the current six month period and 36% for the prior year six month period.

Execution and Clearing

Execution and clearing expenses, for the current six month period, increased $3 million, or 2%, compared to the prior year six month period, to $124 million, driven by higher stock share volume and a reduction in liquidity rebates from exchanges operating a make-or-take pricing model, in which we are paid for adding liquidity and charged for removing liquidity, as options trading volume shifted away from orders that added liquidity to orders that removed liquidity in the current six month period compared to the prior year six month period, largely offset by lower trading volume in options and futures contracts.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current six month period, increased $12 million, or 10%, compared to the prior year six month period, to $128 million, mainly due to a 3% increase in the number of employees to 1,206, compared to 1,169 for the prior year six month period and $2 million in one-time exit costs related to the wind-down of our options market making business. Within the operating business segments, we continued to add staff in customer service, legal and compliance, and software development to support electronic brokerage and reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 17% for the current six month period and 14% for the prior year six month period.

General and Administrative

General and administrative expenses, for the current six month period, increased $25 million, or 93%,  compared to the prior year six month period, to $52 million, mainly due to a $22 million write-down of the value of exchange trading rights related to the wind-down of our options market making business and higher advertising expenditures. As a percentage of total net revenues, general and administrative expenses were 7% for the current six month period and 3% for the prior year six month period.

Income Tax Expense

Income tax expense, for the current six month period, decreased $5 million, or 13%, to $35 million, compared to the prior year six month period, as income before taxes decreased $133 million, or 24%, during the same period and foreign tax credits declined in the current six month period. The following table presents information about our income tax expense for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017	2016

	(in millions, except %)
Operating Companies
Income before income taxes	$418	$549
Income tax expense	15	15
Net income available to members	$403	$534

IBG, Inc.
Average ownership percentage in IBG LLC	16.7%	15.8%
Income before income taxes	67	85
Income tax expense	20	25
Net income available to common stockholders	$47	$60

Consolidated income tax expense
Income tax expense attributable to Operating Companies	$15	$15
Income tax expense attributable IBG, Inc.	20	25
Total income tax expense	$35	$40

Our operating results, for the current six month period, excluding the effects of our currency diversification strategy, the net mark-to-market gains and losses from our U.S. government securities portfolio, and one-time exit costs related to the wind-down of our options market making business were as follows: net revenues were $687 million, down 2% from the prior year six month period; income before income taxes was $366 million, down 8%; and pre-tax profit margin decreased to 53% for the current six month period from 56% for the prior year six month period.

Business Segments

The following table sets forth the net revenues, non-interest expenses and income before income taxes of our business segments:

		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016

		(in millions)
Electronic Brokerage	Net revenues	$334	$310	$648	$657
	Non-interest expenses	136	119	265	231
	Income before income taxes	$198	$191	$383	$426

	Pre-tax profit margin	59%	62%	59%	65%

Market Making	Net revenues	$23	$43	$31	$102
	Non-interest expenses	47	38	77	77
	Income (loss) before income taxes	$(24)	$5	$(46)	$25

	Pre-tax profit (loss) margin	(104%)	12%	(148%)	25%

Corporate(1)	Net revenues	$30	$16	$82	$99
	Non-interest expenses	-	(1)	2	-
	Income before income taxes	$30	$17	$80	$99

Total	Net revenues	$387	$369	$761	$858
	Non-interest expenses	183	156	344	308
	Income before income taxes	$204	$213	$417	$550

	Pre-tax profit margin	53%	58%	55%	64%

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

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in millions)
Revenues
Commissions	$160	$153	$314	$319
Interest income	186	127	343	256
Other income	26	39	51	100
Total revenues	372	319	708	675
Interest expense	38	9	60	18
Total net revenues	334	310	648	657

Non-interest expenses
Execution and clearing	54	43	103	89
Employee compensation and benefits	31	28	60	54
Occupancy, depreciation and amortization	5	5	9	10
Communications	4	5	8	8
General and administrative	41	35	83	67
Customer bad debt	1	3	2	3
Total non-interest expenses	136	119	265	231

Income before income taxes	$198	$191	$383	$426

Three Months Ended June 30,  2017 (“current quarter”) compared to the Three Months Ended June 30,  2016 (“prior year quarter”)

Electronic brokerage total net revenues, for the current quarter,  increased $24 million, or 8%,  compared to the prior year quarter, to $334 million, primarily due to higher net interest income and commissions, partially offset by lower other income.

Commissions, for the current quarter,  increased $7 million, or 5%, compared to the prior year quarter, to $160 million, driven by higher customer trading volumes in options and stocks, continued customer account growth and higher average commission per customer order. Cleared customer options contract and stock share volumes increased 16% and 56%, respectively, while futures contract volume decreased 9% compared to the prior year quarter. Total DARTs for cleared and execution-only customers, for the current quarter, increased 3% to 669 thousand, compared to 648 thousand during the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current quarter,  increased 4% to 621 thousand, compared to 597 thousand for the prior year quarter. Average commission per DART for cleared customers, for the current quarter,  increased 2% to $4.00, compared to $3.91 for the prior year quarter, reflecting larger average order sizes in futures and stocks.

Net interest income on customer balances, for the current quarter, increased $27 million, compared to the prior year quarter, driven by a $5.7 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, a $6.8 billion increase in average customer margin loans, and a 58 basis point increase in the average Federal Funds effective rate to 0.95%, compared to the prior year quarter. As a result of increases in the Federal Funds effective rate since December 2016, interest expense on customer credit balances increased from the prior year quarter as certain customer credit balances that were not eligible to earn interest in the prior year quarter became eligible to earn interest in the current quarter. The increase in benchmark rates also drove higher interest income earned on investment of customer segregated cash and on margin lending to customers.

Other income, for the current quarter,  decreased $13 million, or 33%, compared to the prior year quarter, to $26 million, mainly driven by a $3 million net mark-to-market loss on our U.S. government securities portfolio in the current quarter, compared to a $14 million net mark-to-market gain in the prior year quarter; partially offset by $2 million higher exposure fees income. Despite an increase in average medium term interest rates during the current quarter the net mark-to-market loss on our U.S. Government securities portfolio was only $3 million, reflecting a reduction in the size and average duration of the portfolio. In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity.

Non-interest expenses, for the current quarter,  increased $17 million, or 14%,  compared to the prior year quarter, to $136 million. Within non-interest expenses, execution and clearing expenses increased $11 million, or 26%, driven by higher trading volume in options and stocks, a reduction in liquidity rebates from exchanges operating a make-or-take pricing model, in which we are paid for adding liquidity and charged for removing liquidity, as options trading volume shifted away from orders that added liquidity to orders that removed liquidity in the current quarter compared to the prior year quarter, and the non-recurrence of a rebate received in the prior year quarter. An 8% increase in the number of employees providing services to the electronic brokerage segment led to increased employee compensation and benefits expenses of $3 million, or 11%, and increased general and administrative expenses of $6 million, where the latter includes software development provided by the corporate segment on a consulting basis. In addition, general and administrative expenses for the current quarter included higher advertising expenditures compared to the prior year quarter. As a percentage of total net revenues, non-interest expenses were 41% for the current quarter and 38% for the prior year quarter.

Income before income taxes, for the current quarter,  increased $7 million, or 4%,  compared to the prior year quarter, to $198 million. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 59% for the current quarter and 62% for the prior year quarter.

Electronic brokerage operating results, for the current quarter, excluding the net mark-to-market gains and losses on our U.S. government securities portfolio, compared to the prior year quarter, were as follows: net revenues were $337 million, up 14%; income before income taxes was $201 million, up 14%; and pre-tax profit margin was unchanged at 60%.

Six Months Ended June 30,  2017 (“current six month period”) compared to the Six Months Ended June 30,  2016 (“prior year six month period”)

Electronic brokerage total net revenues, for the current six month period,  decreased $9 million, or 1%,  compared to the prior year six month period, to $648 million, primarily due to lower other income and commissions, partially offset by higher net interest income.

Commissions, for the current six month period,  decreased $5 million, or 2%, compared to the prior year six month period, to $314 million, driven by mixed customer trading volumes, but moderated by continued customer account growth and higher average commission per customer order. Cleared customer options contract and stock share volumes increased 9% and 55%, respectively, while futures contract volume decreased 17% compared to the prior year six month period. Total DARTs for cleared and execution-only customers, for the current six month period,  decreased 5% to 663 thousand, compared to 697 thousand during the prior year six month period. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current six month period,  decreased 4% to 615 thousand, compared to 642 thousand for the prior year six month period. Average commission per DART for cleared customers, for the current six month period,  increased 3% to $4.01, compared to $3.88 for the prior year six month period, reflecting larger average order sizes in futures and stocks.

Net interest income on customer balances, for the current six month period, increased $50 million, compared to the prior year six month period, driven by a $5.8 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, a $5.4 billion increase in average customer margin loans, and a 46 basis point increase in the average Federal Funds effective rate to 0.82%, partially offset by reductions in benchmark rates in certain foreign currencies, compared to the prior year six month period. As a result of increases in the Federal Funds effective rate since December 2016, interest expense on customer credit balances increased from the prior year six month period as certain customer credit balances that were not eligible to earn interest in the prior year six month period became eligible to earn interest in the current six month period. The increase in benchmark rates also drove higher interest income earned on investment of customer segregated cash and on margin lending to customers.

Other income, for the current six month period,  decreased $49 million, or 49%, compared to the prior year six month period, to $51 million, mainly driven by a $4 million net mark-to-market loss on our U.S. government securities portfolio in the current six month period, compared to a $52 million net mark-to-market gain in the prior year six month period. Despite an increase in average medium term interest rates during the current six month period the net mark-to-market loss on our U.S. Government securities portfolio was only $4 million, reflecting a reduction in the size and average duration of the portfolio. In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity.

Non-interest expenses, for the current six month period,  increased $34 million, or 15%,  compared to the prior year six month period, to $265 million. Within non-interest expenses, execution and clearing expenses increased $14 million, or 16%, driven by higher trading volume in options and stocks and a reduction in liquidity rebates from exchanges operating a make-or-take pricing model, in which we are paid for adding liquidity and charged for removing liquidity, as options trading volume shifted away from orders that added liquidity to orders that removed liquidity in the current six month period compared to the prior year six month period, and the non-recurrence of a rebate received in the prior year six month period. An 8% increase in the number of employees providing services to the electronic brokerage segment led to increased employee compensation and benefits expenses of $6 million, or 11%, and increased general and administrative expenses of $16 million, where the latter includes software development provided by the corporate segment on a consulting basis. In addition, general and administrative expenses for the current six month period included higher advertising expenditures and expenses related to legal and regulatory matters, compared to the prior year six month period. As a percentage of total net revenues, non-interest expenses were 41% for the current six month period and 35% for the prior year six month period.

Income before income taxes, for the current six month period,  decreased $43 million, or 10%,  compared to the prior year six month period, to $383 million. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 59% for the current six month period and 65% for the prior year six month period.

Electronic brokerage operating results, for the current six month period, excluding the net mark-to-market gains and losses from our U.S. government securities portfolio from the prior year six month period were as follows: net revenues were $652 million, up 8%; income before income taxes was $387 million, up 3%; and pre-tax profit margin decreased to 59% for the current six month period from 62% for the prior year six month period.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in millions)
Revenues
Trading gains	$13	$34	$15	$86
Interest income	21	16	42	33
Other income	3	3	3	4
Total revenues	37	53	60	123
Interest expense	14	10	29	21
Total net revenues	23	43	31	102

Non-interest expenses
Execution and clearing	9	16	22	32
Employee compensation and benefits	7	8	13	16
Occupancy, depreciation and amortization	1	1	2	2
Communications	2	3	4	6
General and administrative	28	10	36	21
Total non-interest expenses	47	38	77	77

Income (loss) before income taxes	$(24)	$5	$(46)	$25

Three Months Ended June 30,  2017 (“current quarter”) compared to the Three Months Ended June 30,  2016 (“prior year quarter”)

Market making total net revenues, for the current quarter, decreased $20 million, or 47%, compared to the prior year quarter, to $23 million, primarily due to lower trading gains.

Trading gains, for the current quarter, decreased $21 million, or 62%, compared to the prior year quarter, to $13 million, unfavorably impacted by lower trading volumes, as we wind down our options market making business, and by decreases in volatility and in the actual-to-implied volatility ratio as compared to the prior year quarter. The VIX®, which measures perceived U.S. equity market volatility, decreased 27% to an average of 11.4 for the current quarter, compared to an average of 15.6 for the prior year quarter.  The ratio of actual-to-implied volatility decreased to an average of 64% for the current quarter, compared to an average of 87% for the prior year quarter. Options and futures contract and stock share volumes decreased 74%, 62%, and 51%, respectively, compared to the prior year quarter.

Net interest income, for the current quarter, increased $1 million, or 17%, compared to the prior year quarter, to $7 million. As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets.

Non-interest expenses, for the current quarter, increased $9 million, or 24%, compared to the prior year quarter, to $47 million. Within non-interest expenses, execution and clearing fees decreased $7 million, or 44%, on lower trading volumes across product types. Employee compensation and benefits expenses decreased $1 million, or 13%, driven by continued reductions in staff. General and administrative expenses increased $18 million, or 180%, due to the write-down of the value of exchange trading rights related to the wind-down of our options market making business, partially offset by lower consulting expenses, primarily for internal software development. As a percentage of total net revenues, non-interest expenses were 204% for the current quarter and 88% for the prior year quarter.

Income before income taxes, for the current quarter, decreased $29 million, compared to the prior year quarter, to a loss of $24 million. Excluding one-time exit costs related to the wind-down of options market making, income before income taxes for the current quarter was a loss of $2 million.

Six Months Ended June 30,  2017 (“current six month period”) compared to the Six Months Ended June 30,  2016 (“prior year six month period”)

Market making total net revenues, for the current six month period, decreased $71 million, or 70%, compared to the prior year six month period, to $31 million, primarily due to lower trading gains.

Trading gains, for the current six month period, decreased $71 million, or 83% compared to the prior year six month period, to $15 million, unfavorably impacted by lower trading volumes, as we wind down our options market making business, and decreases in volatility and in the actual-to-implied volatility ratio as compared to the prior year six month period. The VIX®, which measures perceived U.S. equity market volatility, decreased 36% to an average of 11.6 for the current six month period, compared to an average of 18.0 for the prior year six month period.  The ratio of actual-to-implied volatility decreased to an average of 60% for the current six month period, compared to an average of 90% for the prior year six month period. Options and futures contract and stock share volumes decreased 55%, 51%, and 55%, respectively, compared to the prior year six month period.

Net interest income, for the current six month period, increased $1 million, or 8%, compared to the prior year quarter, to $13 million. As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets.

Non-interest expenses, for the current six month period were $77 million, unchanged from the prior year six month period. Within non-interest expenses, execution and clearing fees decreased $10 million, or 31%, on lower trading volumes across product types. Employee compensation and benefits expenses decreased $3 million, or 19%, driven by continued reductions in staff. General and administrative expenses increased $15 million, or 71%, due to the write-down of exchange trading rights related to the wind-down of our options market making business, partially offset by lower consulting expenses, primarily for internal software development. As a percentage of total net revenues, non-interest expenses were 248% for the current six month period and 75% for the prior year six month period.

Income before income taxes, for the current six month period, decreased $71 million, compared to the prior year six month period, to a loss of $46 million. Excluding one-time exit costs related to the wind-down of options market making, income before income taxes for the current six month period was a loss of $23 million.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of investments of customer funds, collateralized receivables arising from customer‑related and proprietary securities transactions, and exchange‑listed marketable securities,  which are marked‑to‑market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed, and, to a lesser extent receivables from clearing houses for settlement of securities transactions, and securities purchased under agreements to resell. As of June 30,  2017, total assets were $57.6 billion of which approximately $57.2 billion, or 99.3% were considered liquid.

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

Liability balances, as of June 30, 2017, in connection with our payables to customers were higher than their respective average monthly balances during the current quarter. Liability balances, as of June 30, 2017, in connection with our securities loaned and short term borrowings were lower than their respective average monthly balances during the current quarter. Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings will be adequate to meet our future liquidity needs for more than the next twelve months.

Cash and cash equivalents held by our non‑U.S. operating companies as of June 30,  2017 were $548 million ($448 million as of December 31, 2016). These funds are primarily intended to finance each individual operating company’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. In June 2016 and December 2016 dividends of $40 million and $22 million, respectively, were paid to IBG LLC from two of our non-U.S. subsidiaries. As of June 30, 2017, we had no intention to repatriate further amounts from non‑U.S. operating companies. In the event dividends were to be paid to the Company in the future by a non‑U.S. operating company, the Company would be required to accrue and pay income taxes on such dividends to the extent that U.S. income taxes had not been paid previously on the income of the paying company.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 9% to $6.2 billion as of June 30, 2017 from $5.7 billion as of June 30,  2016. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2017	2016

	(in millions)
Net cash provided by operating activities	$300	$12
Net cash (used in) provided by investing activities	(10)	18
Net cash used in financing activities	(161)	(208)
Effect of exchange rate changes on cash and cash equivalents	61	20
Increase (decrease) in cash and cash equivalents	$190	$(158)

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

Six Months Ended June 30,  2017: Our cash and cash equivalents increased by $190 million to $2.1 billion for the six months ended June 30, 2017. We raised $300 million in net cash from operating activities. We used net cash of $171 million in our investing and financing activities, primarily for repayment of short-term borrowing, distributions to noncontrolling interests and dividends paid to our common stockholders.

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

As of June 30,  2017, aggregate excess regulatory capital for all of the operating companies was $4.9 billion, and all of the operating companies were in compliance with their respective regulatory capital requirements.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$3,727	$345	$3,382
TH LLC	368	1	367
THE	619	104	515
Other regulated Operating Companies	757	93	664
	$5,471	$543	$4,928

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were approximately $10 million and $14 million for the six months ended June 30,  2017 and 2016, respectively. In the future, we plan meet capital expenditure needs as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. We anticipate that we will fund capital expenditures with cash from operations and cash on hand. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any strategic acquisitions, we may incur additional capital expenditures.

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

Strategic Investments and Acquisitions

We regularly evaluate potential strategic investments and acquisitions. We hold strategic investments in electronic trading exchanges including: BOX Options Exchange, LLC, OneChicago LLC and CBOE Stock Exchange, LLC.

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own.

As of June 30,  2017, there were no definitive agreements with respect to any material acquisition.

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

We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and as such, consolidate IBG LLC’s financial results into our financial statements. We hold approximately 17.1% ownership interest in IBG LLC. Holdings is owned by the original members of IBG LLC and holds approximately 82.9% ownership interest in IBG LLC. Our current share of IBG LLC’s net income is approximately 17.1%.

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

We have been from time to time subject to certain pending and legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred. As of June 30,  2017, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period. As of June 30,  2017 and December 31, 2016, reserves provided for potential losses related to litigation matters were not material.

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

Effective for annual reporting periods beginning after December 15, 2017.
ASU 2017-08	Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Amending the amortization period for certain purchased callable debt securities held at a premium.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
ASU 2017-09

Compensation—Stock Compensation (Topic 718): Providing clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award.

Effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.
ASU 2017-11

Earnings Per Share (Topic 260)
Distinguishing Liabilities from Equity (Topic 480)
Derivatives and Hedging (Topic 815): Changing the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features.

Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

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

The table below shows a comparison of the U.S. dollar equivalent of the GLOBAL as of June 30,  2017 and 2016.

		As of 6/30/2016					As of 6/30/2017
			GLOBAL in	% of	Net Equity	New		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.41	1.0000	0.410	41.9%	2,382	0.68	1.0000	0.680	70.0%	4,333	28.1%
EUR	0.17	1.1107	0.189	19.3%	1,097	0.09	1.1426	0.103	10.6%	655	-8.7%
JPY	10.00	0.0097	0.097	9.9%	563	4.41	0.0089	0.039	4.0%	250	-5.9%
GBP	0.03	1.3312	0.040	4.1%	232	0.02	1.3026	0.026	2.7%	166	-1.4%
HKD	0.26	0.1289	0.034	3.4%	195	0.14	0.1281	0.018	1.8%	114	-1.6%
INR	2.00	0.0148	0.030	3.0%	172	1.10	0.0155	0.017	1.8%	108	-1.3%
CHF	0.03	1.0242	0.031	3.1%	179	0.02	1.0434	0.021	2.1%	133	-1.0%
CAD	0.04	0.7738	0.031	3.2%	180	0.02	0.7714	0.015	1.6%	98	-1.6%
KRW	28.00	0.0009	0.024	2.5%	141	-	-	-	-	-	-2.5%
CNH	-	-	-	-	-	0.10	0.1475	0.015	1.5%	94	1.5%
AUD	0.03	0.7451	0.022	2.3%	130	0.02	0.7690	0.015	1.6%	98	-0.7%
BRL	0.08	0.3112	0.025	2.5%	145	-	-	-	-	-	-2.5%
MXN	0.30	0.0547	0.016	1.7%	95	0.17	0.0552	0.009	1.0%	60	-0.7%
SEK	0.09	0.1182	0.011	1.1%	62	0.05	0.1186	0.006	0.6%	38	-0.5%
SGD	0.01	0.7423	0.007	0.8%	43	-	-	-	-	-	-0.8%
NOK	0.06	0.1196	0.007	0.7%	42	0.03	0.1198	0.004	0.4%	23	-0.4%
DKK	0.04	0.1493	0.006	0.6%	35	0.02	0.1537	0.003	0.3%	20	-0.3%
			0.980	100.0%	5,692			0.971	100.0%	6,191	0.0%

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL decreased from $0.980 to $0.971,  or 0.83%, as of June 30, 2017 compared to June 30, 2016. As of June 30,  2017, approximately 30% of our equity was denominated in currencies other than the U.S. dollar.

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

Interest Rate Risk

We had no variable‑rate debt outstanding as of June 30,  2017.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies, on balances above $10 thousand, or equivalent, and on accounts holding more than $100 thousand (or equivalent) net asset value. In a normal rate environment, we typically invest a portion of these funds in U.S. government securities with maturities of up to two years. If interest rates were to increase rapidly and substantially, our net interest income would not increase proportionally with the interest rates for the portion of the funds invested in the U.S. government securities with fixed yields. In addition, the mark-to-market changes in the value of these fixed rate securities will be reflected in other income, instead of net interest income. Based on customer balances and investments outstanding as of June 30, 2017, and assuming reinvestment of maturing instruments in instruments of short-term duration,  an increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $12 million over the first year and approximately $14 million on an annualized basis, assuming the full effect of reinvestment at higher rates. Our interest rate sensitivity estimate has been updated to separate assumptions for U.S. dollar rates from other currencies’ rates and to isolate the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Based on customer balances and investments outstanding as of June 30, 2017, and assuming reinvestment of maturing instruments in instruments of short-term duration,  a decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $16 million on an annualized basis, assuming the full effect of reinvestment at lower rates.

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

Margin Loans

We extend margin loans to our customers, which are subject to various regulatory requirements. Margin loans are collateralized by cash and securities in the customers’ accounts. The risks associated with margin loans increase during periods of fast market movements or in cases where collateral is concentrated and market movements occur. During such times, customers who utilize margin loans and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of a liquidation. We are also exposed to credit risk when our customers execute transactions, such as short sales of options and equities that can expose them to risk beyond their invested capital.

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off‑balance‑sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of June 30,  2017, we had $22.8 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and SEC portfolio margin rules, as applicable. As a matter of practice, we enforce real‑time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on February 28, 2017 except as updated by this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 in Note 11 to the unaudited condensed consolidated financial statements.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in under Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 28, 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of the stock repurchase activity for the Company’s second quarter is as follows:

				Total Number	Maximum
				of Shares	Number of Shares that
		Total Number of	Average	Purchased as Part of	May yet be Purchased
		Shares	Price Paid	Publicly Announced	Under the
Period		Purchased	per Share	Plans or Programs	Plans or Programs

May 1 - May 31	Employee Transactions (1)	596,135	$35.80	N/A	N/A

(1)

All shares were repurchased from employees who had shares of restricted stock withheld to satisfy their tax withholding obligations related to the May 9, 2017 vesting of the 2007 Stock Incentive Plan. The Company will facilitate the sale of these shares in open market transactions. See Note 9 to the condensed consolidated financial statements in Item 1, Part 1 of this quarterly report on Form 10-Q for more information regarding this plan.

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

The Plan provides employees with two options to pay for their withholding tax obligations, which become due when shares vest: either (1) reimburse the Company via cash payment, or (2) elect to have the Selling Stockholder withhold a portion of the vesting shares. In the case of employees who elect to have the IBG LLC withhold shares to cover their tax obligations, those shares are transferred to IBG LLC, which in turn, sells those shares in open market transactions to recover the amount paid to the tax authorities on the employees’ behalf. As of June 30, 2017 the Company has sold 596,135 shares of its Class A common stock (with a fair value of $21 million) in open market transactions, during 2017. The proceeds were used to reimburse the Company for withholding taxes paid by the Company on the employees’ behalf.

As per General Instruction C of Form S-8, the sale of the shares described above constitutes a resale or reoffer of the Company’s Class A common stock. The Post-Effective Amendment, contains a reoffer prospectus that registers 6,400,000 shares of the Company’s Class A common stock which represents the Company’s estimate of shares that will be withheld from employees related to the vesting of Plan shares over the next nine years, from the original filing date, based on current tax rates and historical employee elections. The reoffer prospectus allows for future sales by IBG LLC, on a continuous or delayed basis, to the public without restriction.

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

*     Attached as Exhibit 101 to this Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2017, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Condensed Consolidated Financial Statements tagged in detail levels 1‑4.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERACTIVE BROKERS GROUP, INC.

/s/ Paul J. Brody
Name:	Paul J. Brody
Title:	Chief Financial Officer, Treasurer and Secretary
(Signing both in his capacity as a duly authorized officer and as principal financial officer of the registrant)

Date: August 8,  2017