Form 10-Q
period 2017-09-30
Interactive Brokers Group, Inc.
filed 2017-11-08
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017 OR

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

As of November 3, 2017, there were 71,473,741 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10‑Q FOR THE QUARTER ENDED SEPTEMBER 30,  2017

1

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	September 30,	December 31,
(in millions, except share amounts)	2017	2016
Assets
Cash and cash equivalents	$2,056	$1,925
Cash and securities - segregated for regulatory purposes	23,566	24,017
Securities borrowed	4,195	3,629
Securities purchased under agreements to resell	589	111
Financial instruments owned, at fair value:
Financial instruments owned	1,844	2,104
Financial instruments owned and pledged as collateral	736	1,933
Total financial instruments owned, at fair value	2,580	4,037
Receivables:
Customers, less allowance for doubtful accounts of $95 and $97 as of September 30, 2017 and December 31, 2016	25,333	19,409
Brokers, dealers and clearing organizations	1,039	1,040
Interest	72	57
Total receivables	26,444	20,506
Other assets	413	448
Total assets	$59,843	$54,673
Liabilities and equity
Short-term borrowings	$38	$74
Securities loaned	4,132	4,293
Financial instruments sold, but not yet purchased, at fair value	1,177	2,145
Payables:
Customers	47,550	41,731
Brokers, dealers and clearing organizations	233	239
Affiliate	281	285
Accounts payable, accrued expenses and other liabilities	103	80
Interest	17	6
Total payables	48,184	42,341
Total liabilities	53,531	48,853
Commitments, contingencies and guarantees (see Note 11)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 71,607,035 and 68,119,412 shares, Outstanding – 71,473,741 and 67,984,973 shares as of September 30, 2017 and December 31, 2016	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of September 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	829	775
Retained earnings	260	203
Accumulated other comprehensive income, net of income taxes of $1 and $0 as of September 30, 2017 and December 31, 2016	9	(2)
Treasury stock, at cost, 133,294 and 134,439 shares as of September 30, 2017 and December 31, 2016	(3)	(3)
Total stockholders’ equity	1,096	974
Noncontrolling interests	5,216	4,846
Total equity	6,312	5,820
Total liabilities and equity	$59,843	$54,673

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share or per share amounts)	2017	2016	2017	2016
Revenues
Trading gains	$11	$38	$26	$124
Commissions	163	144	477	462
Interest income	243	157	626	446
Other income	70	27	205	228
Total revenues	487	366	1,334	1,260
Interest expense	61	21	147	57
Total net revenues	426	345	1,187	1,203
Non-interest expenses
Execution and clearing	61	62	185	183
Employee compensation and benefits	64	58	192	174
Occupancy, depreciation and amortization	11	13	34	38
Communications	7	7	22	23
General and administrative	15	19	67	46
Customer bad debt	—	3	2	6
Total non-interest expenses	158	162	502	470
Income before income taxes	268	183	685	733
Income tax expense	21	15	56	55
Net income	247	168	629	678
Less net income attributable to noncontrolling interests	216	148	551	598
Net income available for common stockholders	$31	$20	$78	$80

Earnings per share
Basic	$0.44	$0.30	$1.12	$1.22
Diluted	$0.43	$0.30	$1.10	$1.20
Weighted average common shares outstanding
Basic	71,109,577	67,083,654	69,405,624	65,351,842
Diluted	71,973,483	68,470,224	70,409,619	66,738,754

Comprehensive income
Net income available for common stockholders	$31	$20	$78	$80
Other comprehensive income
Cumulative translation adjustment, before income taxes	1	—	11	3
Income taxes related to items of other comprehensive income	—	—	—	—
Other comprehensive income, net of tax	1	—	11	3
Comprehensive income available for common stockholders	$32	$20	$89	$83

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$216	$148	$551	$598
Other comprehensive income - cumulative translation adjustment	5	2	55	19
Comprehensive income attributable to noncontrolling interests	$221	$150	$606	$617

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in millions)	2017	2016
Cash flows from operating activities
Net income	$629	$678
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	23	21
Depreciation and amortization	18	18
Employee stock plan compensation	38	34
Unrealized loss (gain) on other investments, net	(3)	5
Bad debt expense	2	6
Impairment loss	21	—
Change in operating assets and liabilities
Cash and securities - segregated for regulatory purposes	451	(3,941)
Securities borrowed	(566)	(861)
Securities purchased under agreements to resell	(478)	47
Financial instruments owned, at fair value	1,459	(435)
Receivables from customers	(5,926)	(1,179)
Other receivables	(14)	(75)
Other assets	(1)	3
Securities loaned	(161)	723
Financial instruments sold, but not yet purchased, at fair value	(968)	(151)
Payable to customers	5,819	5,402
Other payables	30	(181)
Net cash provided by operating activities	373	114

Cash flows from investing activities
Purchases of other investments	—	(6)
Distributions received and proceeds from sales of other investments	2	38
Purchase of property, equipment and intangible assets	(16)	(21)
Net cash (used in) provided by investing activities	(14)	11

Cash flows from financing activities
Short-term borrowings, net	(36)	24
Dividends paid to stockholders	(21)	(20)
Distributions to noncontrolling interests	(222)	(184)
Repurchases of common stock for employee tax withholdings under stock incentive plans	(21)	(26)
Proceeds from the sale of treasury stock	21	25
Payments made under the Tax Receivable Agreement	(15)	(17)
Net cash used in financing activities	(294)	(198)

Effect of exchange rate changes on cash and cash equivalents	66	22
Net increase (decrease) in cash and cash equivalents	131	(51)
Cash and cash equivalents at beginning of period	1,925	1,601
Cash and cash equivalents at end of period	$2,056	$1,550

Supplemental disclosures of cash flow information
Cash paid for interest	$136	$56
Cash paid for taxes, net	$31	$17

Non-cash financing activities
Issuance of Common Stock in exchange of member interests in IBG LLC	$49	$56
Redemption of member interests from IBG Holdings LLC	$(49)	$(56)
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$28	$25
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(28)	$(25)
Non-cash distribution to noncontrolling interests	$—	$(5)

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Nine Months Ended September 30,  2017 and 2016

(Unaudited)

	Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2017	68,119,412	$1	$775	$(3)	$203	$(2)	$974	$4,846	$5,820
Issuance of common stock in follow-on offering	1,214,860		18				18	(18)	—
Common stock distributed pursuant to stock incentive plans	2,272,763						—		—
Compensation for stock grants vesting in the future			6				6	32	38
Deferred tax benefit retained - follow-on offering			2				2		2
Repurchases of common stock for employee tax withholdings under stock incentive plans				(21)			(21)		(21)
Sales of treasury stock				21			21		21
Dividends paid to stockholders					(21)		(21)		(21)
Distributions from IBG LLC to noncontrolling interests							—	(222)	(222)
Adjustments for changes in proportionate ownership in IBG LLC			28				28	(28)	—
Comprehensive income					78	11	89	606	695
Balance, September 30, 2017	71,607,035	$1	$829	$(3)	$260	$9	$1,096	$5,216	$6,312

	Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2016	64,121,150	$1	$718	$(3)	$145	$2	$863	$4,481	$5,344
Issuance of common stock in follow-on offering	1,596,200		22				22	(22)	—
Common stock distributed pursuant to stock incentive plans	2,400,052						—		—
Compensation for stock grants vesting in the future			6				6	28	34
Deferred tax benefit retained - follow-on offering			2				2		2
Repurchases of common stock for employee tax withholdings under stock incentive plans				(26)			(26)		(26)
Sales of treasury stock				26			26	(1)	25
Dividends paid to stockholders					(20)		(20)		(20)
Distributions from IBG LLC to noncontrolling interests							—	(189)	(189)
Adjustments for changes in proportionate ownership in IBG LLC			25				25	(25)	—
Comprehensive income					80	3	83	617	700
Balance, September 30, 2016	68,117,402	$1	$773	$(3)	$205	$5	$981	$4,889	$5,870

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.   Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 17.4% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker and market maker specializing in executing and clearing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 120 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, England, Switzerland, Liechtenstein, India, China (Hong Kong and Shanghai), Japan, and Australia. As of September 30, 2017, the Company had 1,186 employees worldwide.

IBG LLC is a Connecticut limited liability company that conducts its business through its operating subsidiaries (collectively, the “Operating Companies”): Interactive Brokers LLC (“IB LLC”); Interactive Brokers Canada Inc. (“IBC”); Interactive Brokers (U.K.) Limited and its subsidiary, Interactive Brokers (U.K.) Nominee Limited (collectively, “IBUK”); Interactive Brokers Securities Japan, Inc. (“IBSJ”); Interactive Brokers Hong Kong Limited (“IBHK”); Interactive Brokers (India) Private Limited (“IBI”); Interactive Brokers Australia Pty Limited and its subsidiary, Interactive Brokers Australia Nominees Pty Limited (collectively, “IBA”); IB Business Services (Shanghai) Company Limited (“IBBSS”); Timber Hill LLC (“TH LLC”); Timber Hill Europe AG and its subsidiary, Timber Hill (Liechtenstein) AG (collectively, “THE”); Timber Hill Australia Pty Limited (“THA”); Timber Hill Canada Company (“THC”); Interactive Brokers Financial Products S.A. (“IBFP”); Interactive Brokers Hungary KFT (“IBH”); Interactive Brokers Software Services Estonia OU (“IBEST”); Interactive Brokers Software Services Russia (“IBRUS”); Interactive Brokers Software Services (India) Private Limited (“IBSSI”); and IB Exchange Corp. (“IBEC”) and its subsidiaries, Interactive Brokers Corp. (“IB Corp”), Covestor, Inc. and its subsidiary, Covestor Limited (collectively, “Covestor”), and Greenwich Advisor Compliance Services Corp. (“Greenwich Compliance”).

The Company operates in two business segments: electronic brokerage and market making, both supported by corporate. The Company conducts its electronic brokerage business through certain Interactive Brokers subsidiaries, which provide electronic execution and clearing services to customers worldwide. The Company conducts its market making business principally through its Timber Hill subsidiaries on some of the world’s leading exchanges and market centers, primarily in exchange‑traded equities, equity options and equity‑index options and futures (See Note 2 – Discontinued Operations and Costs Associated with Exit or Disposal Activities). Corporate enables the Company to operate cohesively and effectively by providing support via development services and control functions to the business segments and also by executing the Company’s currency diversification strategy.

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

Discontinued Operations and Costs Associated with Exit or Disposal Activities

On March 8, 2017, the Company announced its intention to discontinue its options market making activities globally. Additionally, as previously announced, on September 29, 2017 the Company completed the transfer of its U.S. options market making operations to Two Sigma Securities, LLC and a gain on sale of $11 million, reflecting the recovery of exit costs, was recorded in other income in the condensed consolidated statements of comprehensive income. The Company will continue to phase out its market making operations outside of the U.S. substantially over the coming months and expects to report discontinued operations when it meets the criteria under FASB Topic ASC 205-20, “Discontinued Operations.”

Consistent with earlier estimates, the Company expects to incur approximately $25 million in one-time restructuring costs, of which $24 million, consisting of the impairment of exchange trading rights and employee severance, has been recognized during the nine months ended September 30, 2017.  The $25 million estimate includes  approximately $22 million of non-cash expenditures, consisting of impairment of the carrying value of certain exchange trading rights and stock-based compensation and  $3 million of future cash expenditures primarily related to severance costs for employee terminations, of which $22 million and $2 million, respectively, have been recognized during the nine months ended September 30, 2017.

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

Cash and Securities - Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which have been promulgated to protect customer assets. Securities segregated for regulatory purposes consisted of U.S. government securities of $3.5 billion and $7.4 billion as of September 30, 2017 and December 31, 2016, respectively, and securities purchased under agreements to resell in the amount of $12.5 billion and $11.0 billion as of September 30, 2017 and December 31, 2016, respectively, which amounts approximate fair value.

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

Investments

The Company makes certain strategic investments related to its business and accounts for these investments under the cost method of accounting or under the equity method of accounting as required under FASB ASC Topic 323, “Investments - Equity Method and Joint Ventures.” Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of the Company’s initial investment and are adjusted each period for the Company’s share of the investee’s income or loss. The Company’s share of the income or losses from equity method investments is included in other income in the condensed consolidated statements of comprehensive income. The recorded amounts of the Company’s equity method investments of $23 million and $22 million as of September 30, 2017 and December 31, 2016, respectively,  which are included in other assets in the condensed consolidated statements of financial condition, increase or decrease accordingly. Contributions paid to and distributions received from equity method investees are recorded as additions or reductions, respectively, to the respective investment balance.

The Company also holds exchange memberships and investments in equity securities of certain exchanges, as required to qualify as a clearing member, and strategic investments in corporate stock that do not qualify for equity method accounting. Such investments of $12 million and $33 million as of September 30, 2017 and December 31, 2016, respectively,  are recorded at cost or, if an other‑than‑temporary impairment in value has occurred, at a value that reflects management’s estimate of the impairment, and are also included in other assets in the condensed consolidated statements of financial condition. Dividends received from cost basis investments are included in other income in the condensed consolidated statements of comprehensive income when such dividends are received.

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

Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
ASU 2017-12	Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

Adoption of those ASUs that became effective during 2016 and 2017, prior to the issuance of the Company’s condensed consolidated financial statements, did not have a material effect on these financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company has reviewed the impact of FASB ASC Topic 606, “Revenue from Contracts with Customers” (“ASC Topic 606”), and expects to identify similar performance obligations under ASC Topic 606 as compared with deliverables and separate units of account previously identified, as a result the Company expects the timing of our revenue recognition to remain the same as compared to FASB ASC Topic 605, “Revenue Recognition.” The Company expects to adopt ASC Topic 606 using the modified retrospective method.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of September 30, 2017, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.   Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC.  The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of September 30, 2017.

	IBG, Inc.	Holdings	Total
Ownership %	17.4%	82.6%	100.0%
Membership interests	71,477,590	340,229,444	411,707,034

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

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of September 30, 2017 and December 31, 2016, respectively,  1,000,000,000 shares of Class A common stock were authorized, of which 71,607,035 and 68,119,412 shares have been issued; and 71,473,741 and 67,984,973 shares were outstanding. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of September 30, 2017 and December 31, 2016, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of September 30, 2017 and December 31, 2016, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of September 30, 2017 and December 31, 2016, the unamortized balance of these deferred tax assets was $263 million and $273 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid‑in capital arising from stock offerings from the date of the IPO through September 30, 2017 were $483 million, $411 million, and $73 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $131 million through September 30, 2017.

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

As a consequence of these redemption transactions, and distribution of shares to employees (see Note 9), IBG, Inc.’s interest in IBG LLC has increased to approximately 17.4%, with Holdings owning the remaining 82.6% as of September 30, 2017.  The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 89.2% as of September 30, 2017.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in millions, except share or per share amounts)
Basic earnings per share
Net income available for common stockholders	$31	$20	$78	$80
Weighted average shares of common stock outstanding
Class A	71,109,477	67,083,554	69,405,524	65,351,742
Class B	100	100	100	100
	71,109,577	67,083,654	69,405,624	65,351,842
Basic earnings per share	$0.44	$0.30	$1.12	$1.22

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in millions, except share or per share amounts)
Diluted earnings per share
Net income available for common stockholders	$31	$20	$78	$80
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	71,109,477	67,083,554	69,405,524	65,351,742
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	863,906	1,386,570	1,003,995	1,386,912
Class B	100	100	100	100
	71,973,483	68,470,224	70,409,619	66,738,754
Diluted earnings per share	$0.43	$0.30	$1.10	$1.20

Member Distributions and Stockholder Dividends

During the nine months ended September 30, 2017,  IBG LLC made distributions totaling $267 million,  to its members, of which IBG, Inc.’s proportionate share was $45 million. In March, June, and September 2017, the Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $7 million, $7 million and $7 million, respectively.

On October 17, 2017, the Company declared a cash dividend of $0.10 per common share, payable on December 14, 2017 to stockholders of record as of December 1, 2017.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5.   Comprehensive Income

The following table presents comprehensive income and earnings per share on comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$32	$20	$89	$83

Earnings per share on comprehensive income
Basic	$0.45	$0.31	$1.28	$1.27
Diluted	$0.44	$0.30	$1.26	$1.25
Weighted average common shares outstanding
Basic	71,109,577	67,083,654	69,405,624	65,351,842
Diluted	71,973,483	68,470,224	70,409,619	66,738,754

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

6.   Financial Assets and Financial Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy (see Note 2), financial assets and liabilities, measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016. As required by ASC Topic 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the respective fair value measurement.

	Financial Assets At Fair Value as of September 30, 2017

	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$3,518	$—	$—	$3,518
Financial instruments owned, at fair value
Stocks	1,263	—	1	1,264
Options	1,246	—	—	1,246
Warrants and discount certificates	2	—	—	2
U.S. and foreign government securities	61	—	—	61
Corporate and municipal bonds	—	2	1	3
Currency forward contracts	—	4	—	4
Total financial instruments owned, at fair value	2,572	6	2	2,580
Total financial assets at fair value	$6,090	$6	$2	$6,098

	Financial Liabilities At Fair Value as of September 30, 2017
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$696	$—	$—	$696
Options	480	—	—	480
Warrants and discount certificates	—	—	—	—
Currency forward contracts	—	1	—	1
Total financial instruments sold, but not yet purchased, at fair value	1,176	1	—	1,177
Total financial liabilities at fair value	$1,176	$1	$—	$1,177

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Assets At Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$7,398	$—	$—	$7,398
Financial instruments owned, at fair value
Stocks	1,821	—	—	1,821
Options	1,804	—	—	1,804
Warrants and discount certificates	43	—	—	43
U.S. and foreign government securities	363	—	—	363
Corporate and municipal bonds	—	2	1	3
Currency forward contracts	—	3	—	3
Total financial instruments owned, at fair value	4,031	5	1	4,037
Total financial assets at fair value	$11,429	$5	$1	$11,435

	Financial Liabilities At Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$839	$—	$—	$839
Options	1,286	—	—	1,286
Warrants and discount certificates	1	—	—	1
Currency forward contracts	—	19	—	19
Total financial instruments sold, but not yet purchased, at fair value	2,126	19	—	2,145
Total financial liabilities at fair value	$2,126	$19	$—	$2,145

Transfers between Level 1 and Level 2

Transfers of financial assets and financial liabilities at fair value to or from Levels 1 and 2 arise where the market for a specific financial instrument has become active or inactive during the period. The fair values transferred are ascribed as if the financial assets or financial liabilities had been transferred as of the end of the period. During the nine months ended September 30, 2017 and 2016, there were no transfers between levels for financial assets and liabilities, at fair value.

Level 3 Financial Assets and Financial Liabilities

The Company’s Level 3 financial assets are comprised of delisted and illiquid securities reported within financial instruments owned, at fair value in the condensed consolidated statements of financial condition. As of September 30, 2017 financial assets included $1 million of Level 3 securities which were transferred from Level 1 during 2017 as certain stocks were no longer tradable in active markets and were valued by the Company based on internal estimates. During the nine months ended September 30, 2016,  there were no transfers between levels for financial assets and liabilities, at fair value.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Trading Gains from Market Making Transactions

Trading gains and losses from market making transactions reported in the statements of comprehensive income, by major product type, are comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in millions)
Equities	$9	$34	$29	$119
Fixed income	—	—	—	—
Foreign exchange	2	4	(3)	5
Total trading gains, net	$11	$38	$26	$124

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

Financial Assets and Liabilities Not Measured at Fair Value

The following tables represent the carrying value, fair value, and fair value hierarchy category of certain financial assets and liabilities that are not recorded at fair value in the Company's condensed consolidated statements of financial condition. The following table excludes certain financial instruments such as equity investments and all non-financial assets and liabilities:

	September 30, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$2,056	$2,056	$2,056	$-	$-
Cash and securities segregated for regulatory purposes	20,048	20,048	7,546	12,502	-
Securities borrowed	4,195	4,195	-	4,195	-
Securities purchased under agreements to resell	589	589	-	589	-
Receivables from customer	25,333	25,333	-	25,333	-
Receivables from broker, dealers, and clearing organizations	1,039	1,039	-	1,039	-
Interest receivable	72	72	-	72	-
Other assets	7	12	-	12	-
Total financial assets, not measured at fair value	$53,339	$53,344	$9,602	$43,742	$-

Financial liabilities, not measured at fair value
Short-term borrowings	$38	$38	$-	$38	$-
Securities loaned	4,132	4,132	-	4,132	-
Payables to customer	47,550	47,550	-	47,550	-
Payables to brokers, dealers and clearing organizations	233	233	-	233	-
Interest payable	17	17	-	17	-
Total financial liabilities, not measured at fair value	$51,970	$51,970	$-	$51,970	$-

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$1,925	$1,925	$1,925	$-	$-
Cash and securities segregated for regulatory purposes	16,619	16,619	5,624	10,995	-
Securities borrowed	3,629	3,629	-	3,629	-
Securities purchased under agreements to resell	111	111	-	111	-
Receivables from customer	19,409	19,409	-	19,409
Receivables from broker, dealers, and clearing organizations	1,040	1,040	-	1,040	-
Interest receivable	57	57	-	57	-
Other assets	28	32	-	32	-
Total financial assets, not measured at fair value	$42,818	$42,822	$7,549	$35,273	$-

Financial liabilities, not measured at fair value
Short-term borrowings	$74	$74	$-	$74	$-
Securities loaned	4,293	4,293	-	4,293	-
Payables to customer	41,731	41,731	-	41,731	-
Payables to brokers, dealers and clearing organizations	239	239	-	239	-
Interest payable	6	6	-	6	-
Total financial liabilities, not measured at fair value	$46,343	$46,343	$-	$46,343	$-

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables set forth the netting of financial assets and of financial liabilities as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of Financial Assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$12,502 [1]	$—		$12,502	$(12,502)	$—
Securities borrowed	4,195	—		4,195	(4,065)	130
Securities purchased under agreements to resell	589	—		589	(589)	—
Financial Instruments owned, at fair value
Options	1,246	—		1,246	(472)	774
Warrants and discount certificates	2	—		2	—	2
Currency forward contracts	4	—		4	—	4
Total	$18,538	$—		$18,538	$(17,628)	$910

	(in millions)
Offsetting of Financial Liabilities
Securities loaned	$4,132	$—	$4,132	$(3,960)	$172
Financial instruments sold, but not yet purchased, at fair value
Options	480	—	480	(472)	8
Warrants and discount certificates	—	—	—	—	—
Currency forward contracts	1	—	1	—	1
Total	$4,613	$—	$4,613	$(4,432)	$181

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2016
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of Financial Assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$10,995 [1]	$—		$10,995	$(10,995)	$—
Securities borrowed	3,629	—		3,629	(3,488)	141
Securities purchased under agreements to resell	111	—		111	(111)	—
Financial Instruments owned, at fair value
Options	1,804	—		1,804	(1,230)	574
Warrants and discount certificates	43	—		43	(1)	42
Currency forward contracts	3	—		3	—	3
Total	$16,585	$—		$16,585	$(15,825)	$760

	(in millions)
Offsetting of Financial Liabilities
Securities loaned	$4,293	$—	$4,293	$(4,158)	$135
Financial instruments sold, but not yet purchased, at fair value
Options	1,286	—	1,286	(1,230)	56
Warrants and discount certificates	1	—	1	(1)	—
Currency forward contracts	19	—	19	—	19
Total	$5,599	$—	$5,599	$(5,389)	$210

(1)

As of September 30, 2017 and December 31, 2016, the Company had $12.5 billion and $11.0 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Cash and securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

(2)	The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 at September 30, 2017 and December 31, 2016.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The following tables present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities Loaned
Stocks	$4,075	$-	$-	$-	$4,075
Corporate bonds	57	-	-	-	57
Total	$4,132	$-	$-	$-	$4,132

	December 31, 2016
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities Loaned
Stocks	$4,269	$-	$-	$-	$4,269
Corporate bonds	24	-	-	-	24
Total	$4,293	$-	$-	$-	$4,293

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of September 30, 2017 and December 31, 2016, approximately $25.3 billion and $19.4 billion, respectively, of customer margin loans were outstanding.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the amounts related to collateralized transactions as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)
Securities lending transactions	$20,874	$4,229	$13,768	$3,621
Securities purchased under agreements to resell transactions (1)	13,075	13,073	11,117	11,117
Customer margin assets	25,158	8,483	17,773	7,172
	$59,107	$25,785	$42,658	$21,910

(1)

As of September 30, 2017,  $12.5 billion or 96% (as of December 31, 2016,  $11.0 billion or 99%) of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of September 30, 2017 and December 31, 2016, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

Financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, as of September 30, 2017 and December 31, 2016 are presented in the following table:

	September 30,	December 31,
	2017	2016

	(in millions)
Stocks	$680	$1,574
U.S. and foreign government securities	56	359
	$736	$1,933

8.   Other Income

The components of other income for the three months and nine months ended September 30, 2017 and 2016 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in millions)
Market data fees	$11	$9	$29	$26
Account activity fees	4	5	14	14
Risk exposure fees	6	5	17	14
Payments for order flow	4	4	12	11
Gains (losses) on financial instruments, at fair value and other investments, net	5	(10)	7	41
Gains from currency diversification strategy, net	26	11	104	112
Other, net	14	3	22	10
	$70	$27	$205	$228

Market data fees are charged to customers for market data services they subscribe to and are largely offset by the related costs paid to obtain market data from third party vendors. Account activity fees are charged to customers that do not generate the minimum monthly commission. The fee is the difference between the minimum required commission and the actual commissions generated. Risk exposure fees are earned from a small minority of customer accounts carrying positions with market risk that exceeds defined thresholds. Payments for order flow are earned from various options exchanges based upon options trading volume originated by the Operating Companies. Gains on financial instruments, at fair value and other investments, net include (1) realized and unrealized

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

gains and losses on financial instruments that (a) are held for purposes other than the Company’s market making operations, (b) are subject to restrictions, or (c) are accounted for under the equity method and (2) dividends on investments accounted for under cost method. Other, net includes a gain on the sale of the Company’s U.S. market making operations to Two Sigma Securities, LLC of $11 million, reflecting the recovery of exit costs.

9.  Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based Operating Companies who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in employee compensation and benefits expenses in the condensed consolidated statements of comprehensive income were $2 million of plan contributions for each of the nine months ended September 30, 2017 and 2016.

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

As of September 30, 2017, the Company had 3,849 shares of common stock remaining to be distributed to former employees under the ROI Unit Stock Plan.

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

Stock Incentive Plan share grants (excluding 21,009 shares issued pursuant to the ROI Unit Stock Plan described above) and the related fair values since the plan inception are presented in the table below:

			Fair Value at
			Date of Grant
	Shares		($ millions)
Prior periods (since inception)	19,178,500		$348
December 31, 2014	1,709,968		49
December 31, 2015	1,211,533		52
December 31, 2016	1,451,136	[1]	55
	23,551,137		$504

(1)	Stock Incentive Plan number of granted shares related to 2016 was adjusted by 5,657 additional shares during the nine months ended September 30, 2017.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, there are no vested awards that remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $38 million, and $34 million for the nine months ended September 30, 2017 and 2016, respectively. Estimated future compensation costs for unvested awards, net of credits for cancelled awards,  as of September 30, 2017 are $25 million.

The following summarizes the Stock Incentive Plan and ROI Unit Stock Plan activities from December 31, 2016 through September 30, 2017:

	Stock		ROI Unit
	Incentive Plan		Stock Plan
	Shares		Shares
Balance, December 31, 2016	7,917,719	[1]	4,994
Granted	—		—
Cancelled	(95,075)		—
Distributed	(2,272,763)		(1,145)
Balance, September 30, 2017	5,549,881		3,849

(1)	Stock Incentive Plan number of granted shares related to 2016 was adjusted by 5,657 additional shares during the nine months ended September 30, 2017.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company.  Through September 30, 2017, a total of 572,789 shares have been distributed under these post‑employment provisions. These distributions are included in the table above.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

10.   Income Taxes

Income tax expense for the nine months ended September 30, 2017 and 2016 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual members. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

As of and for the nine months ended September 30, 2017 and 2016,  the Company had no unrecognized tax and no valuation allowances on deferred tax assets were required. The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of September 30, 2017, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2010, and to non-U.S. income tax examinations for tax years prior to 2009.

Accumulated earnings held by non‑U.S. subsidiaries totaled $1.1 billion and $1.0 billion as of September 30, 2017and December 31, 2016, respectively. Of this amount, approximately $0.3 billion and $0.3 billion as of September 30, 2017 and December 31, 2016, respectively, is attributable to earnings of the Company’s foreign subsidiaries that are considered “pass‑through” entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for U.S. tax purposes and when they are remitted. With respect to certain of these subsidiaries’ accumulated earnings (approximately $0.2 billion and $0.2 billion as of September 30, 2017 and December 31, 2016, respectively), repatriation would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution. The Company has not provided for its proportionate share of these additional foreign taxes as it does not intend to repatriate these earnings in the foreseeable future. For the same reason, the Company has not provided deferred U.S. tax on cumulative translation adjustments associated with these earnings.

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

11.   Commitments, Contingencies and Guarantees

Claims against Customers

On January 15, 2015, due to the sudden move in the value of the Swiss franc that followed an unprecedented action by the Swiss National Bank, which removed a previously instituted and repeatedly reconfirmed cap of the currency relative to the Euro, several of the Company’s customers who held currency futures and spot positions suffered losses in excess of their deposits with the Company. The Company took immediate action to hedge its exposure to the foreign currency receivables from these customers. The Company estimates the cumulative losses related to this event, net of hedging activity and debt collection efforts, to be approximately $116 million. The Company is actively pursuing collection of the debts. The ultimate effect of this incident on the Company’s results will depend upon the outcome of the Company’s debt collection efforts.

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of September 30, 2017 and 2016, reserves provided for potential losses related to litigation matters were not material.

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

The United States Patent and Trademark Office (“USPTO”) issued decisions instituting Covered Business Method Review (“CBM Review”) on all of the asserted patents and has made a finding that it is more likely than not that the patents are invalid. The District Court granted the Defendants’ motion to stay the Litigation pending the CBM Reviews. On February 17, 2017, the USPTO issued two decisions finding that the claims of one patent are patentable and the claims of another patent are not patentable. On February 28, 2017, the USPTO issued a decision finding that most of the claims of another patent are not patentable and finding three claims of the same patent to be patentable. On various dates from March 3, 2017 to October 17, 2017, the USPTO issued decisions finding that all claims of various other patents are not patentable. The Defendants plan to appeal to the extent any claims were held to be patentable.

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

On February 19, 2016, the Company filed a motion to dismiss the class action complaint. On September 28, 2016, the Court issued an order granting the Company’s motion to dismiss and dismissing the complaint in its entirety, and without providing plaintiff leave to amend. On October 5, 2016, the Court entered judgment in the Company’s favor. On October 12, 2016, plaintiff filed motions for leave to file an amended complaint and to vacate or amend judgment. On November 14, 2016, plaintiff also filed a motion to disqualify the district judge.  The Company opposed all three motions. In memoranda of decision dated August 29, 2017 and September 5, 2017, the Court denied the motions. On September 28, 2017, plaintiff appealed the order of dismissal and subsequent judgment to the United States Court of Appeals for the Second Circuit. The parties have not yet briefed the appeal. We believe that the appeal, like the original complaint, lacks merit. Further, even if the Court’s dismissal were to be overturned on appeal, we do not believe that a purported class action is appropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any particular customer’s margin-deficient account. IB LLC and the related defendants intend to continue to defend themselves vigorously against the case and, consistent with past practice in connection with this type of unwarranted action, any potential claims for counsel fees and expenses incurred in defending the case shall be fully pursued against the plaintiff.

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

The Company conducts its electronic brokerage business through certain Interactive Brokers subsidiaries, which provide electronic trade execution and clearing services to customers worldwide. The Company conducts its remaining market making business (see Note 2 – Discontinued Operations and Costs Associated with Exit or Disposal Cost) principally through its Timber Hill subsidiaries on some of the world’s leading exchanges and market centers, primarily in exchange‑traded equities, equity options and equity‑index options and futures.

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

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three months and nine months ended September 30, 2017 and 2016, and total assets as of September 30, 2017 and December 31, 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in millions)		(in millions)
Net revenues
Electronic brokerage	$367	$288	$1,015	$945
Market making	30	43	61	145
Corporate	29	14	111	113
Total net revenues	$426	$345	$1,187	$1,203
Income before income taxes
Electronic brokerage	$225	$162	$608	$588
Market making	11	7	(35)	32
Corporate	32	14	112	113
Total income before income taxes	$268	$183	$685	$733

	September 30,	December 31,
	2017	2016

	(in millions)
Segment assets
Electronic brokerage	$56,698	$50,072
Market making	8,662	11,765
Corporate	(5,517)	(7,164)
Total assets	$59,843	$54,673

The Company operates its automated global business in the U.S. and international markets on more than 120 electronic exchanges and market centers. A significant portion of the Company’s net revenues are generated by subsidiaries operating outside the U.S. International operations are comprised of electronic brokerage and market making activities in 26 countries in Europe, Asia and the Americas (outside the U.S.). The following table presents total net revenues and income before income taxes by geographic area for the three months and nine months ended September 30, 2017 and 2016. The geographic analysis presented below is based on the location of the subsidiaries in which the transactions are recorded. This geographic information does not reflect the way the Company’s business is managed.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in millions)		(in millions)
Net revenues
United States	$345	$265	$964	$947
International	81	80	223	256
Total net revenues	$426	$345	$1,187	$1,203
Income before income taxes
United States	$234	$156	$615	$641
International	34	27	70	92
Total income before income taxes	$268	$183	$685	$733

13.   Regulatory Requirements

As of September 30, 2017, aggregate excess regulatory capital for all of the Operating Companies was $5.0 billion.

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

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$3,869	$418	$3,451
TH LLC	333	1	332
THE	625	97	528
Other regulated Operating Companies	773	105	668
	$5,600	$621	$4,979

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain Operating Companies are subject to other regulatory restrictions and requirements.

As of September 30, 2017,  all of the regulated Operating Companies were in compliance with their respective regulatory capital requirements.

14.   Related Party Transactions

Receivable from affiliate, reported in other assets in the condensed consolidated statement of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the condensed consolidated statements of financial condition as of September 30, 2017 and December 31, 2016 were accounts receivable from directors, officers and their affiliates of $240 million and $78 million and payables of $612 million and $468 million, respectively. The Company may extend credit to these related parties in

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

connection with margin loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

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

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 17.4% of the membership interests of IBG LLC. The remaining approximately 82.6% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder, Chairman and Chief Executive Officer, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of September 30, 2017.

	IBG, Inc.	Holdings	Total
Ownership %	17.4%	82.6%	100.0%
Membership interests	71,477,590	340,229,444	411,707,034

We are an automated global electronic broker and market maker (see Note 2 - Discontinued Operations and Costs Associated with Exit or Disposal Activities to the condensed consolidated financial statements elsewhere in this report). We custody and service accounts for hedge and mutual funds, registered investment advisers, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders and executing and processing trades in securities, futures and foreign exchange instruments on more than 120 electronic exchanges and market centers around the world. Since our inception in 1977, we have focused on developing proprietary software to automate broker‑dealer functions. The proliferation of electronic exchanges in the last 26 years has provided us with the opportunity to integrate our software with an increasing number of exchanges and market centers into one automatically functioning, computerized platform that requires minimal human intervention.

When we use the terms “we,” “us,” and “our,” we mean IBG, Inc. and its subsidiaries for the periods presented.

Business Segments

We report our results in two operating business segments, electronic brokerage and market making. These segments are analyzed separately as these are the two principal business activities from which we derive our revenues and to which we allocate resources.

•

Electronic Brokerage. We conduct our electronic brokerage business through certain Interactive Brokers (“IB”) subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on our proprietary technology originally developed for our market making business, IB’s systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account. We offer our customers access to all classes of tradable, primarily exchange‑listed products, including stocks, bonds, options, futures, forex and mutual funds traded on more than 120 exchanges and market centers in 26 countries and in 23 currencies seamlessly around the world. The emerging complexity of multiple market centers has provided us with the opportunity of building and continuously adapting our order routing software to secure excellent execution prices.

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

•

Market Making. We conduct our market making business primarily through our Timber Hill subsidiaries. As a market maker on some of the world’s leading exchanges, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of tradable, exchange‑listed products. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time. Our entire portfolio is evaluated many times per second and continuously rebalanced throughout the trading day, thus minimizing the risk of our portfolio at all times. This real‑time rebalancing of our portfolio, together with our real‑time proprietary risk management system, enables us to curtail risk in both up‑market and down‑market scenarios. In the past several years our market making business suffered from competitive pressures and, along with the rapid increase of our electronic brokerage business, its significance diminished. On March 8, 2017 we announced our intention to discontinue our options market making business globally and we are currently in the process of winding down these operations. Additionally, as we previously announced, we entered into a definitive transaction to transfer our U.S. options market making operations to Two Sigma Securities, LLC (“Two Sigma”). This transaction closed on September 29, 2017. We intend to continue conducting certain proprietary trading activities in stocks and related instruments to facilitate our electronic brokerage customers’ trading in products such as ETFs, ADRs, CFDs and other financial instruments. However, we do not expect this activity to be of sufficient size as to require reporting these activities as a separate segment after we discontinue our options market making business.

The operating business segments are supported by our corporate segment which provides centralized services and executes our currency diversification strategy.

Financial Overview

Third Quarter Results: Diluted earnings per share were $0.43 for the quarter ended September 30, 2017 (“current quarter”), compared to diluted earnings per share of $0.30 for the quarter ended September 30, 2016 (“prior year quarter”). The calculation of diluted earnings per share is detailed in Note 4 to the condensed consolidated financial statements elsewhere in this report.

On a comprehensive basis, which includes other comprehensive income (“OCI”), diluted earnings per share were $0.44 for the current quarter, compared to diluted earnings per share of $0.30 for the prior year quarter.

In connection with our currency diversification strategy, we determine our net worth in GLOBALs, a basket of 14 major currencies in which we hold our equity. As a result, as of September 30, 2017, approximately 30% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy increased our comprehensive earnings by $32 million (versus an increase of $13 million in the prior year quarter), as the U.S. dollar value of the GLOBAL increased by approximately 0.56% compared to its value as of June 30,  2017. The effects of our currency diversification strategy are reported as (1) a component of other income in the condensed consolidated statement of comprehensive income and (2) OCI in the condensed consolidated statement of financial condition and the condensed consolidated statement of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Consolidated: For the current quarter, our net revenues were $426 million and income before income taxes was $268 million, compared to net revenues of $345 million and income before income taxes of $183 million in the prior year quarter. The increase in income before income taxes in the current quarter was mainly driven by a 34% increase in net interest income, a 159% increase in other income, a 13% increase in commissions, and a 21% decrease in general and administrative expense, partially offset by a 10% increase in employee compensation and benefits expense. Our pre-tax profit margin was 63%, compared to 53% for the prior year quarter.

Electronic Brokerage: For the current quarter, income before income taxes in our electronic brokerage segment increased $63 million, or 39%, compared to the prior year quarter, driven by higher net interest income, commissions and other income, partially offset by higher execution and clearing, general and administrative, and employee compensation and benefits expenses. Net revenues increased 27%, mainly from a 31% increase in net interest income, driven by higher Federal Funds rates and higher average customer credit and margin loan balances, a 15% increase in commissions driven by higher  customer trading volumes across all product types, and a  129% increase in other income, driven by a $1 million net mark-to-market gain on our U.S. government securities portfolio (compared to a $15 million net mark-to-market loss in the prior year quarter). Pre-tax profit margin was 61% for the current quarter and 56% for the prior year quarter. Customer accounts grew 24% and customer equity increased 40% from the prior year quarter. For the current quarter, total Daily Average Revenue Trades (“DARTs”) for cleared and execution‑only customers increased 14% to 695 thousand, compared to 609 thousand in the prior year quarter.

Market Making: For the current quarter, income before income taxes in our market making segment increased $4 million, or 57% compared to the prior year quarter. Trading gains decreased 71% and total non-interest expenses decreased 47% as we wind down our options market making business. In addition, the results for the current quarter include a $10 million one-time net recovery of costs related to the sale of our U.S. options market making operations.

On March 8, 2017, we announced our intention to discontinue our options market making business globally. Additionally, as we previously announced, on September 29, 2017 we completed the transfer of our U.S options market making operations to Two Sigma. We will continue to phase out our options market making operations outside of the U.S substantially over the coming months. Consistent with earlier estimates, we expect to incur approximately $25 million in one-time restructuring costs, of which an additional $1 million was recognized in the current quarter.  A substantial portion of these exit costs is expected to be defrayed by continuing certain market making operations until the restructuring is complete. In addition, as a result of discontinuing our options market making business, we expect that approximately $40 million in annual net expenses will be absorbed by the electronic brokerage segment, of which approximately $4 million was absorbed during the current quarter.

We intend to continue conducting certain proprietary trading activities in stocks and related instruments to facilitate our electronic brokerage customers’ trading in products such as ETFs, ADRs,  CFDs and other financial instruments.  However, we do not expect this activity to be of sufficient size as to require reporting these activities as a separate segment after we discontinue our options market making business.

Nine-Month Results: Diluted earnings per share were $1.10 for the nine months ended September 30, 2017 (“current nine-month period”), compared to diluted earnings per share of $1.20 for the nine months ended September 30, 2016 (“prior year nine-month period”).

On a comprehensive basis, which includes other comprehensive income (“OCI”), diluted earnings per share were $1.26 for the current nine-month period, compared to diluted earnings per share of $1.25 for the prior year nine-month period.

Consolidated: For the current nine-month period, our net revenues were $1,187 million and income before income taxes was $685 million, compared to net revenues of $1,203 million and income before income taxes of $733 million in the prior year nine-month period. The decrease in income before income taxes in the current nine-month period was mainly driven by an 79% decrease in trading gains, a 10% decrease in other income and a 46% increase in general and administrative expenses, partially offset by a 23% increase in net interest income. Our pre-tax profit margin was 58%, compared to 61% for the prior year nine-month period.

Electronic Brokerage: For the current nine-month period, income before income taxes in our electronic brokerage segment increased $20 million, or 3%, compared to the prior year nine-month period, driven by higher net interest income and commissions, partially offset by lower other income and higher execution and clearing, general and administrative, and employee compensation and benefits expenses. Net revenues increased 7%, mainly from a 23% increase in net interest income, driven by higher Federal Funds rates and higher average customer credit and margin loan balances, and a 3% increase in commissions, primarily driven by higher options contract and stock share volumes; partially offset by a 27% decrease in other income, driven by a $3 million net mark-to-market loss on our U.S. government securities portfolio (compared to a  $37 million net mark-to-market gain in the prior year nine-month period). Pre-tax profit margin was 60% for the current nine-month period and 62% for the prior year nine-month period. Customer accounts grew 24% and customer equity increased 40% from the prior year nine-month period. For the current nine-month period, total Daily Average Revenue Trades (“DARTs”) for cleared and execution‑only customers increased 1%, to 674 thousand, compared to 667 thousand in the prior year nine-month period.

Market Making: For the current nine-month period, income before income taxes in our market making segment decreased $67 million, compared to the prior year nine-month period, to a loss of $35 million. Trading gains decreased 79% on lower trading volume, as we wind down our options market making business, and on decreases in volatility and in the actual-to-implied volatility ratio compared to the prior year nine-month period. In addition, the results for the current nine-month period include approximately $24 million in one-time exit costs, primarily consisting of the write-down of the value of exchange trading rights included in general and administrative expenses and severance costs for employee terminations included in employee compensation and benefits expense. These exit costs were partially offset by an $11 million one-time recovery of costs related to the wind-down of our U.S. options market making operations included in other income.

As mentioned above, we will continue to phase out our market making operations outside of the U.S substantially over the coming months. Consistent with earlier estimates, we expect to incur approximately $25 million in one-time restructuring costs, of which $24 million was recognized in the current nine-month period. A substantial portion of these exit costs is expected to be defrayed by continuing certain market making operations until the restructuring is complete. In addition, as a result of discontinuing our options market making business, we expect that approximately $40 million in annual net expenses will be absorbed by the electronic brokerage segment, of which approximately $6 million was absorbed during the current nine-month period. As of September 30, 2017, we estimate that approximately 50% of the resources related to the $40 million expected annual amount have been transferred to the electronic brokerage segment.

We intend to continue conducting certain proprietary trading activities in stocks and related instruments to facilitate our electronic brokerage customers’ trading in products such as ETFs, ADRs, CFDs and other financial instruments.  However, we do not expect this activity to be of sufficient size as to require reporting these activities as a separate segment after we discontinue our options market making business.

Sale of U.S. Options Market Making Operations: In connection with the sale of the majority of our U.S. options market making operations to Two Sigma on September 29, 2017, during the current quarter, we recorded a gain of  $11 million, reflecting the recovery of costs we incurred during the transition of these operations to Two Sigma. As of the end of the current quarter, we had wound down nearly all of our U.S. and the majority of our non-U.S. options market making operations.

Under the agreement with Two Sigma, we have the opportunity for future income from an earn-out agreement, based on the performance of the options market making business under Two Sigma’s control. Under the agreement, we would earn a share of any U.S. profits after variable costs and other agreed-upon costs for three years; and a separate share of any non-U.S. profits after variable costs for four years. The agreement provides Two Sigma the opportunity to enter non-U.S. parts of this business and, while it does not preclude us from participating in those markets, the earn-out would be effective only in markets where we did not compete.

Trading Volumes and Brokerage Statistics

The following tables present historical trading volumes and brokerage statistics for our business. However, volumes are not the only drivers in our business.

TRADE VOLUMES:

(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2014	64,530		206,759		18,055		289,344		1,155
2015	65,937	2%	242,846	17%	18,769	4%	327,553	13%	1,305
2016	64,038	-3%	259,932	7%	16,515	-12%	340,485	4%	1,354

3Q2016	15,474		61,181		3,736		80,391		1,256
3Q2017	6,834	-56%	66,262	8%	3,698	-1%	76,794	-4%	1,229

2Q2017	7,960		64,823		3,672		76,455		1,214
3Q2017	6,834	-14%	66,262	2%	3,698	1%	76,794	0%	1,229

CONTRACT AND SHARE VOLUMES:

(in 000’s, except %)

TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2014	631,265		123,048		153,613,174
2015	634,388	0%	140,668	14%	172,742,520	12%
2016	572,834	-10%	143,287	2%	155,439,227	-10%

3Q2016	138,767		32,521		38,515,753
3Q2017	93,470	-33%	31,508	-3%	55,195,706	43%

2Q2017	91,879		30,805		53,378,165
3Q2017	93,470	2%	31,508	2%	55,195,706	3%

MARKET MAKING

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2014	344,741		15,668		12,025,822
2015	335,406	-3%	14,975	-4%	15,376,076	28%
2016	307,377	-8%	14,205	-5%	13,082,887	-15%

3Q2016	74,966		3,338		2,874,332
3Q2017	18,676	-75%	1,040	-69%	1,814,393	-37%

2Q2017	19,831		1,143		1,620,275
3Q2017	18,676	-6%	1,040	-9%	1,814,393	12%

(1)	Futures contract volume includes options on the futures.

BROKERAGE TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2014	286,524		107,380		141,587,352
2015	298,982	4%	125,693	17%	157,366,444	11%
2016	265,457	-11%	129,082	3%	142,356,340	-10%

3Q2016	63,801		29,183		35,641,421
3Q2017	74,794	17%	30,468	4%	53,381,313	50%

2Q2017	72,048		29,662		51,757,890
3Q2017	74,794	4%	30,468	3%	53,381,313	3%

BROKERAGE CLEARED

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2014	225,662		106,074		137,153,132
2015	244,356	8%	124,206	17%	153,443,988	12%
2016	227,413	-7%	128,021	3%	138,523,932	-10%

3Q2016	55,579		28,986		34,817,202
3Q2017	64,363	16%	30,034	4%	52,515,806	51%

2Q2017	62,342		29,255		50,807,138
3Q2017	64,363	3%	30,034	3%	52,515,806	3%

(1)	Futures contract volume includes options on futures.

BROKERAGE STATISTICS:

(in 000’s, except % and where noted)

Year over Year	3Q2017	3Q2016	% Change
Total Accounts	457	370	24%
Customer Equity (in billions) *	$115.7	$82.7	40%

Cleared DARTs	646	564	15%
Total Customer DARTs	695	609	14%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$3.96	$3.91	1%
DART per Avg. Account (Annualized)	365	390	-6%
Net Revenue per Avg. Account (Annualized)	$3,249	$3,191	2%

Consecutive Quarters	3Q2017	2Q2017	% Change
Total Accounts	457	428	7%
Customer Equity (in billions) *	$115.7	$104.8	10%

Cleared DARTs	646	621	4%
Total Customer DARTs	695	669	4%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$3.96	$4.00	-1%
DART per Avg. Account (Annualized)	365	372	-2%
Net Revenue per Avg. Account (Annualized)	$3,249	$3,141	3%

*     Excludes non‑customers.

Business Environment

Against a backdrop of a still sluggish trading environment amid historically low market volatility, we maintained our position as the largest U.S. electronic broker as measured by the number of customer revenue trades and increased our DARTs by 14% from the prior year quarter. New customer account growth remained robust as total customer accounts increased 24% from the prior year quarter to 457 thousand. Institutional customers, such as hedge funds, mutual funds, introducing brokers, proprietary trading groups and financial advisors, comprised approximately 48% of total accounts and approximately 64% of total customer equity as of September 30, 2017. Average equity per account increased by 13%, to $254 thousand compared to the prior year quarter, as we  continued to attract larger customers that seek securities finance services, including margin lending and short sale support.

Electronic brokerage net interest income grew 31%, compared to the prior year quarter. The Federal Reserve’s increases in the Federal Funds target rate in December 2016,  March 2017 and June 2017, together with higher average customer credit and margin loan balances, generated more net interest income than in the prior year quarter. Our low margin lending rates are tied to benchmark rates, such as the Federal Funds rate in the U.S. In the current quarter, our customers paid 1.3% to 2.7% for their U.S. dollar margin loans with us. Average customer credit balances rose 13% due to an inflow of new accounts, and average customer margin loan balances increased by 46% from the prior year quarter, due to customers’ appetite for increased leverage, along with expanded prime broker financing.

Market making segment results increased in the current quarter on lower non-interest expenses and an $11 million one-time recovery of costs related to the wind-down of our U.S. options market making operations, partially offset by lower trading gains. On March 8, 2017, we announced our intention to discontinue our options market making business globally, which represents the majority of our market making operations, and we are currently in the process of winding down these operations.  Additionally on May 9, 2017, we announced the sale of our U.S options market making operations to Two Sigma Securities, LLC. This transaction closed on September 29, 2017.

The following is a summary of the key profit drivers that affect our business and how they compared to the prior year quarter:

Global trading volumes. According to data received from exchanges worldwide, volumes in exchange‑listed equity‑based options increased by approximately 3% in the U.S. and 11% globally for the current quarter, compared to the prior year quarter. During the current quarter we accounted for approximately 4.9%  (8.0% in the prior year quarter) of the exchange‑listed equity‑based options volume traded worldwide (including options on ETFs and stock index products), and approximately 7.5%  (11.2% in the prior year quarter) of exchange‑listed equity‑based options volume traded in the U.S. The decreases in both measures were driven by our pull-back in options market making. It is important to note that this metric is not directly correlated with our profits. See tables on pages 38-39 of this Quarterly Report on Form 10-Q for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

Volatility. Since we typically maintain an overall long volatility position, our market making profits are generally correlated with market volatility, protecting us against a severe market dislocation in either direction. Based on the Chicago Board Options Exchange Volatility Index (“VIX®”), the average volatility decreased to 11.0 in the current quarter, down 17% from the average of 13.3 in the prior year quarter. Lower volatility also impacts our electronic brokerage segment because it results in fewer trading opportunities for our customers. Despite a 6% decline in average DARTS per account, our total DARTs increased 14% compared to the prior year quarter.

The ratio of actual to implied volatility is also meaningful to our market making segment results. Because the cost of hedging our positions is based on implied volatility, while our trading profits are, in part, based on actual market volatility, a higher ratio has a generally favorable impact on our trading gains and a lower ratio generally has a negative effect. This ratio averaged approximately 65% during the current quarter, compared to an average of approximately 74% in the prior year quarter. As we are winding down our options market making activities, volatility had less of an impact in the current quarter than in the prior year quarter.

These volatility measures were at or near their historical lows.

Currency fluctuations. As a global electronic broker and market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in proportion to a defined basket of 14 currencies we call the “GLOBAL” in order to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current quarter the value of the GLOBAL, as measured in U.S. dollars, increased 0.56% compared to its value as of June 30,  2017, which had a positive impact on our comprehensive earnings for the current quarter.

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

Certain Trends and Uncertainties

We believe that our current operations may be favorably or unfavorably impacted by the following trends that may affect our financial condition and results of operations:

•Our market making operations will continue to be impacted by the following trends until we complete its wind-down.

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

•	Additional consolidation among market centers may adversely affect the value of our SmartRoutingSM software.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions, except share and per share amounts)
Revenues
Trading gains	$11	$38	$26	$124
Commissions	163	144	477	462
Interest income	243	157	626	446
Other income	70	27	205	228
Total revenues	487	366	1,334	1,260
Interest expense	61	21	147	57
Total net revenues	426	345	1,187	1,203

Non-interest expenses
Execution and clearing	61	62	185	183
Employee compensation and benefits	64	58	192	174
Occupancy, depreciation and amortization	11	13	34	38
Communications	7	7	22	23
General and administrative	15	19	67	46
Customer bad debt	-	3	2	6
Total non-interest expenses	158	162	502	470
Income before income taxes	268	183	685	733
Income tax expense	21	15	56	55
Net income	247	168	629	678
Less net income attributable to noncontrolling interests	216	148	551	598
Net income available for common stockholders	$31	$20	$78	$80

Earnings per share
Basic	$0.44	$0.30	$1.12	$1.22
Diluted	$0.43	$0.30	$1.10	$1.20

Weighted average common shares outstanding
Basic	71,109,577	67,083,654	69,405,624	65,351,842
Diluted	71,973,483	68,470,224	70,409,619	66,738,754

Comprehensive income
Net income available for common stockholders	$31	$20	$78	$80
Other comprehensive income
Cumulative translation adjustment, before income taxes	1	-	11	3
Income taxes related to items of other comprehensive income	-	-	-	-
Other comprehensive income, net of tax	1	-	11	3
Comprehensive income available for common stockholders	$32	$20	$89	$83

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$216	$148	$551	$598
Other comprehensive income - cumulative translation adjustment	5	2	55	19
Comprehensive income attributable to noncontrolling interests	$221	$150	$606	$617

Three Months Ended September 30, 2017 (“current quarter”) compared to the Three Months Ended September 30, 2016 (“prior year quarter”)

Net Revenues

Total net revenues, for the current quarter, increased $81 million, or 23%, compared to the prior year quarter, to $426 million. The increase in net revenues was primarily due to higher net interest income, other income and commissions, partially offset by lower trading gains. Trading volume is an important driver of revenues and costs for both our electronic brokerage and market making segments. During the current quarter, our options and futures contract volumes decreased 33% and 3% respectively, while stock share volume increased 43% (largely driven by low priced U.S. and Hong Kong shares),  compared to the prior year quarter.  The decreases are attributable to our pull-back in market making.

Trading Gains

Trading gains, for the current quarter, decreased $27 million, or 71%, compared to the prior year quarter, to $11 million. As we continue to wind down our options market making business, during the current quarter, our market making operations executed 6.8 million trades compared to 15.5 million trades executed in the prior year quarter.  In addition, market making options and futures contract and stock share volumes decreased 75%, 69%, and 37%, respectively, compared to the prior year quarter.

Trading gains were also unfavorably impacted by decreases in volatility and in the actual-to-implied volatility ratio as compared to the prior year quarter. The VIX®, which measures perceived U.S. equity market volatility,  decreased 17% to an average of 11.0 for the current quarter, compared to an average of 13.3 for the prior year quarter.  The ratio of actual to implied volatility decreased to an average of 65% for the current quarter, compared to an average of 74% for the prior year quarter. Both of these were negative trends for market making performance.

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

Commissions

Commissions, for the current quarter, increased $19 million,  or 13%,  compared to the prior year quarter, to $163 million, driven by higher customer trading volumes across all product types, continued customer account growth and higher average commission per customer order. Cleared customer options and futures contract and stock share volumes  increased 16%, 4% and 51%, respectively, compared to the prior year quarter. Total DARTs for cleared and execution-only customers, for the current quarter, increased 14% to 695 thousand, compared to 609 thousand during the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current quarter, increased 15% to 646 thousand, compared to 564 thousand for the prior year quarter. Average commission per DART for cleared customers, for the current quarter, increased by 1% to $3.96, compared to $3.91 for the prior year quarter, reflecting larger average order sizes in stocks.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current quarter, increased $46 million, or 34%,  compared to the prior year quarter, to $182 million. The increase in net interest income was driven by higher average customer credit and margin loan balances and higher benchmark interest rates.

Net interest income on customer balances, for the current quarter, increased $41 million, compared to the prior year quarter, driven by a $5.5 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, a $7.7 billion increase in average customer margin loans, and a 76 basis point increase in the average Federal Funds effective rate to 1.15% compared to the prior year quarter. As a result of the increases in the Federal Funds effective rate since December 2016, interest expense on customer credit balances increased from the prior year quarter, in part, as certain customer credit balances that were not eligible to earn interest in the prior year quarter became eligible to earn interest in the current quarter. The increase in benchmark rates also drove higher interest income earned on investment of customer segregated cash and on margin lending to customers.

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

In the current quarter, average securities borrowed decreased 4%, to $4.1 billion and average securities loaned increased by 29%, to $4.0 billion, compared to the prior year quarter. Net interest earned from securities lending is also affected by the level of demand for securities positions in our market making business and held by our customers. During the current quarter, net fees earned by our electronic brokerage and market making segments from securities lending transactions was unchanged, compared to the prior year quarter. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

The following table presents net interest income information corresponding to interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016

	(in millions)
Average interest-earning assets
Segregated cash and securities	$24,043	$25,525
Customer margin loans	24,132	16,473
Securities borrowed	4,096	4,275
Other interest-earning assets	3,155	2,169
	$55,426	$48,442

Average interest-bearing liabilities
Customer credit balances	$46,910	$41,414
Securities loaned	3,964	3,071
	$50,874	$44,485

Net Interest income
Segregated cash and securities, net	$66	$40
Customer margin loans	106	54
Securities borrowed and loaned, net	42	42
Customer credit balances	(40)	(3)
Other net interest income (1)	9	3
Net interest income	$183	$136

Net interest margin ("NIM")	1.31%	1.12%

Annualized Yields
Segregated cash and securities	1.09%	0.62%
Customer margin loans	1.74%	1.30%
Customer credit balances	0.34%	0.03%

(1) Includes income from financial instruments which has the same characteristics as interest, but is reported in other income.

Other Income

Other income, for the current quarter, increased $43 million, or 159%, compared to the prior year quarter, to $70 million, mainly driven by $15 million higher gains on our currency diversification strategy (a gain of $26 million for the current quarter, compared to a gain of $11 million in the prior year quarter), a $1 million net mark-to-market gain on our U.S. government securities portfolio in the current quarter, compared to $15 million net mark-to-market loss in the prior year quarter, and an $11 million one-time recovery of costs related to the wind-down of our U.S. options market making operations. In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity. A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.

Non‑Interest Expenses

Non-interest expenses, for the current quarter, decreased $4 million, or 2%,  compared to the prior year quarter, to $158 million,  mainly due to a $4 million decrease in general and administrative expenses, a $3 million decrease in customer bad debt, and a $2 million decrease in occupancy expenses, partially offset by a $6 million increase in employee compensation and benefits, compared to the prior year quarter. As a percentage of total net revenues, non-interest expenses were 37% for the current quarter and 47% for the prior year quarter.

Execution and Clearing

Execution and clearing expenses, for the current quarter, decreased $1 million, or 2%, compared to the prior year quarter, to $61 million, driven by lower trading volume in our market making segment as we continue to wind down our option market making business globally, as options and futures contract and stock share volumes decreased 75%, 69% and 37%, respectively, from the prior year quarter. This was largely offset by our electronic brokerage segment, where options and futures contract and stock share volumes increased 17%, 4% and 50%, respectively, from the prior year quarter. In addition the current quarter includes a clearing fee rebate of $3 million, whereas the prior year’s rebate was recognized in the second quarter.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current quarter, increased $6 million, or 10%, compared to the prior year quarter, to $64 million, mainly due to an increase in employee incentive compensation expenses, and one-time exit costs related to the wind-down of our options market making business. The number of employees decreased 1% to 1,186 at the end of the current quarter, compared to 1,194 at the end of the prior year quarter, due to terminations related to the wind-down of our options market making business and lower levels of hiring as we transfer certain employees from the market making segment to the electronic brokerage segment. Within the operating business segments, we continued to add staff in customer service, legal and compliance, and software development to support electronic brokerage and reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 15% for the current quarter and 17% for the prior year quarter.

General and Administrative

General and administrative expenses, for the current quarter, decreased $4 million, or 21%,  compared to the prior year quarter, to $15 million, mainly due to the non-recurrence of professional service fees and expenses related to legal and regulatory matters in the prior year quarter. As a percentage of total net revenues, general and administrative expenses were 4% for the current quarter and 6% for the prior year quarter.

Income Tax Expense

Income tax expense, for the current quarter, increased $6 million, or 40%, to $21 million, compared to the prior year quarter, due to  higher taxable income and lower foreign tax credits in the current quarter. The following table presents information about our income tax expense for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	2017	2016

	(in millions, except %)
Operating Companies
Income before income taxes	$268	$184
Income tax expense	7	7
Net income available to members	$261	$177

IBG, Inc.
Average ownership percentage in IBG LLC	17.3%	16.0%
Income before income taxes	45	28
Income tax expense	14	8
Net income available to common stockholders	$31	$20

Consolidated income tax expense
Income tax expense attributable to Operating Companies	$7	$7
Income tax expense attributable IBG, Inc.	14	8
Total income tax expense	$21	$15

Our operating results, for the current quarter, excluding the effects of our currency diversification strategy, the net mark-to-market gains and losses on our U.S. government securities portfolio and a one-time net recovery of costs related to the wind-down of our U.S. options market making operations, compared to the prior year quarter, were as follows: net revenues were $388 million, up 11% from the prior year quarter; income before income taxes was $231 million, up 24%; and pre-tax profit margin increased to 60% for the current quarter, from 54% for the prior year quarter.

Nine Months Ended September 30, 2017 (“current nine-month period”) compared to the Nine Months Ended September 30, 2016 (“prior year nine-month period”)

Net Revenues

Total net revenues, for the current nine-month period, decreased $16 million, or 1%, compared to the prior year nine-month period, to $1,187 million. The decrease in net revenues was primarily due to lower trading gains and other income, partially offset by higher net interest income and commissions. Trading volume is an important driver of revenues and costs for both our electronic brokerage and market making segments. During the current nine-month period, our options and futures contract volumes decreased 29% and 15%, respectively, while stock share volume increased 42% (largely driven by low-priced U.S. and Hong Kong shares),  compared to the prior year nine-month period.

Trading Gains

Trading gains, for the current nine-month period, decreased $98 million, or 79%, compared to the prior year nine-month period, to $26 million.  As we continue to wind down our options market making business, during the current nine-month period, our market making operations executed 27.0 million trades compared to 48.8 million trades executed in the prior year nine-month period.  In addition, market making options and futures contract and stock share volumes decreased 61%, 56%, and 50%, respectively, compared to the prior year nine-month period.

Trading gains were also unfavorably impacted by decreases in volatility and in the actual-to-implied volatility ratio as compared to the prior year nine-month period.  Through our announcement on March 8, 2017, the market making segment had incurred net losses and the segment was not expected to return to meaningful profitability; however, the rate of continuing losses was substantially reduced after we began taking action to discontinue our options market making business.

The VIX®, which measures perceived U.S. equity market volatility, decreased 31% to an average of 11.4 for the current nine-month period, compared to an average of 16.4 for the prior year nine-month period.  The ratio of actual to implied volatility decreased to an average of 63% for the current nine-month period, compared to an average of 87% for the prior year nine-month period. Both of these were negative trends for market making performance.

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

Commissions

Commissions, for the current nine-month period, increased $15 million,  or 3%,  compared to the prior year nine-month period, to $477 million, driven by higher customer trading volumes in options and stocks, continued customer account growth and higher average commission per customer order. Cleared customer options contract and stock share volumes increased 11% and 54%,  respectively, while futures contract volume decreased 11%, compared to the prior year nine-month period. Total DARTs for cleared and execution-only customers, for the current nine-month period, increased 1% to 674 thousand, compared to 667 thousand during the prior year nine-month period. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current nine-month period, increased 2% to 625 thousand, compared to 615 thousand for the prior year nine-month period. Average commission per DART for cleared customers, for the current nine-month period,  increased by 3% to $3.99, compared to $3.89 for the prior year nine-month period, reflecting larger average order sizes in stocks.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current nine-month period, increased $90 million, or 23%,  compared to the prior year nine-month period, to $479 million. The increase in net interest income was driven by higher average customer credit and margin loan balances and higher benchmark interest rates, partially offset by lower net fees earned from securities lending transactions.

Net interest income on customer balances, for the current nine-month period, increased $91 million, compared to the prior year nine-month period, driven by a $5.6 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, a $6.1 billion increase in average customer margin loans, and a 56 basis point increase in the average Federal Funds effective rate to 0.93%, partially offset by reductions in benchmark rates in certain foreign currencies, compared to the prior year nine-month period. As a result of the increases in the Federal Funds effective rate since December 2016, interest expense on customer credit balances increased from the prior year nine-month period, in part, as certain customer credit balances that were not eligible to earn interest in the prior year nine-month period became eligible to earn interest in the current nine-month period. The increase in benchmark rates also drove higher interest income earned on investment of customer segregated cash and on margin lending to customers.

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

In the current nine-month period, average securities borrowed increased slightly to $4.1 billion and average securities loaned increased by 37%, to $3.8 billion, compared to the prior year nine-month period. Net interest earned from securities lending is also affected by the level of demand for securities positions in our market making business and held by our customers. During the current nine-month period, net fees earned by our electronic brokerage and market making segments from securities lending transactions decreased $6 million or 5%, compared to the prior year nine-month period. The decrease in net interest income from securities lending transactions was attributable to the electronic brokerage segment. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

The following table presents net interest income information corresponding to interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016

	(in millions)
Average interest-earning assets
Segregated cash and securities	$24,207	$24,027
Customer margin loans	22,017	15,917
Securities borrowed	4,071	4,056
Other interest-earning assets	2,748	2,484
	$53,043	$46,484

Average interest-bearing liabilities
Customer credit balances	$44,901	$39,297
Securities loaned	3,765	2,758
	$48,666	$42,055

Net Interest income
Segregated cash and securities, net	$160	$110
Customer margin loans	270	157
Securities borrowed and loaned, net	112	118
Customer credit balances	(80)	(8)
Other net interest income (1)	18	12
Net interest income	$480	$389

Net interest margin ("NIM")	1.21%	1.12%

Annualized Yields
Segregated cash and securities	0.88%	0.61%
Customer margin loans	1.64%	1.32%
Customer credit balances	0.24%	0.03%

(1) Includes income from financial instruments which has the same characteristics as interest, but is reported in other income.

Other Income

Other income, for the current nine-month period,  decreased $23 million, or 10%, compared to the prior year nine-month period, to $205 million, mainly driven by a $3 million net mark-to-market loss on our U.S. government securities portfolio in the current nine-month period, compared to $37 million net mark-to-market gain in the prior year nine-month period and $8 million lower gains on our currency diversification strategy (a gain of $104 million for the current nine-month period, compared to a gain of $112 million in the prior year nine-month period); partially offset by an $11 million one-time recovery of costs related to the wind-down of our U.S. options market making operations and a $5 million increase in net gains from other investments, compared to the prior year nine-month period. Despite an increase in average medium term interest rates during the current nine-month period, the net mark-to-market loss on our U.S. government securities portfolio was only $3 million, reflecting a reduction in the size and average duration of the portfolio. In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity. A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.

Non‑Interest Expenses

Non-interest expenses, for the current nine-month period, increased $32 million, or 7%,  compared to the prior year nine-month period, to $502 million,  mainly due to a $21 million increase in general and administrative expenses and an $18 million increase in employee compensation and benefits, partially offset by a $4 million decrease in occupancy expenses and a $4 million decrease in customer bad debt, compared to the prior year nine-month period. As a percentage of total net revenues, non-interest expenses were 42% for the current nine-month period and 39% for the prior year nine-month period.

Execution and Clearing

Execution and clearing expenses, for the current nine-month period, increased $2 million, or 1%, compared to the prior year nine-month period, to $185 million, driven by higher stock share volume and a reduction in liquidity rebates from exchanges operating a make-or-take pricing model, in which we are paid for adding liquidity and charged for removing liquidity, as options trading volume shifted away from orders that added liquidity to orders that removed liquidity in the current nine-month period compared to the prior year nine-month period, largely offset by lower trading volumes in options and futures contracts.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current nine-month period, increased $18 million, or 10%, compared to the prior year nine-month period, to $192 million, mainly due to increases in employee incentive compensation, salary expense, and one-time exit costs related to the wind-down of our options market making business. For the current nine-month period, the average number of employees increased 6% to 1,205, compared to 1,141 for the prior nine-month period. Within the operating business segments, we continued to add staff in customer service, legal and compliance, and software development to support electronic brokerage and reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 16% for the current nine-month period and 14% for the prior year nine-month period.

General and Administrative

General and administrative expenses, for the current nine-month period, increased $21 million, or 46%,  compared to the prior year nine-month period, to $67 million, mainly due to a $21 million write-down of the value of exchange trading rights related to the wind-down of our options market making business and higher advertising expenditures, partially offset by the non-recurrence of professional services fees and expenses related to legal and regulatory matters in the prior year nine-month period. As a percentage of total net revenues, general and administrative expenses were 6% for the current nine-month period and 4% for the prior year nine-month period.

Income Tax Expense

Income tax expense, for the current nine-month period, increased $1 million, or 2%, to $56 million, compared to the prior year nine-month period, due to lower foreign tax credits, partially offset by a decrease in income before taxes in the current nine-month period. The following table presents information about our income tax expense for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	2016

	(in millions, except %)
Operating Companies
Income before income taxes	$686	$733
Income tax expense	22	22
Net income available to members	$664	$711

IBG, Inc.
Average ownership percentage in IBG LLC	16.9%	16.0%
Income before income taxes	112	113
Income tax expense	34	33
Net income available to common stockholders	$78	$80

Consolidated income tax expense
Income tax expense attributable to Operating Companies	$22	$22
Income tax expense attributable IBG, Inc.	34	33
Total income tax expense	$56	$55

Our operating results, for the current nine-month period, excluding the effects of our currency diversification strategy, the net mark-to-market gains and losses from our U.S. government securities portfolio, and one-time net costs related to the wind-down of our options market making business, compared to the prior year nine-month period, were as follows: net revenues were $1,075 million, up 2%; income before income taxes was $597 million, up 2%; and pre-tax profit margin increased to 56% for the current nine-month period, from 55% for the prior year nine-month period.

Business Segments

The following table sets forth the net revenues, non-interest expenses and income before income taxes of our business segments:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016

		(in millions)
Electronic Brokerage	Net revenues	$367	$288	$1,015	$945
	Non-interest expenses	142	126	407	357
	Income before income taxes	$225	$162	$608	$588

	Pre-tax profit margin	61%	56%	60%	62%

Market Making	Net revenues	$30	$43	$61	$145
	Non-interest expenses	19	36	96	113
	Income (loss) before income taxes	$11	$7	$(35)	$32

	Pre-tax profit (loss) margin	37%	16%	-57%	22%

Corporate(1)	Net revenues	$29	$14	$111	$113
	Non-interest expenses	(3)	-	(1)	-
	Income before income taxes	$32	$14	$112	$113

Total	Net revenues	$426	$345	$1,187	$1,203
	Non-interest expenses	158	162	502	470
	Income before income taxes	$268	$183	$685	$733

	Pre-tax profit margin	63%	53%	58%	61%

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

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in millions)
Revenues
Commissions	$164	$143	$478	$462
Interest income	220	141	563	397
Other income	32	14	83	114
Total revenues	416	298	1,124	973
Interest expense	49	10	109	28
Total net revenues	367	288	1,015	945

Non-interest expenses
Execution and clearing	55	46	158	135
Employee compensation and benefits	32	28	92	82
Occupancy, depreciation and amortization	4	6	13	16
Communications	4	3	12	11
General and administrative	47	40	130	107
Customer bad debt	-	3	2	6
Total non-interest expenses	142	126	407	357

Income before income taxes	$225	$162	$608	$588

Three Months Ended September 30,  2017 (“current quarter”) compared to the Three Months Ended September 30,  2016 (“prior year quarter”)

Electronic brokerage total net revenues, for the current quarter,  increased $79 million, or 27%,  compared to the prior year quarter, to $367 million, due to higher net interest income, commissions and other income.

Commissions, for the current quarter,  increased $21 million, or 15%, compared to the prior year quarter, to $164 million, driven by higher customer trading volumes across all product types, continued customer account growth and higher average commission per customer order. Cleared customer options and futures contract and stock share volumes increased 16%, 4% and 51%, respectively, compared to the prior year quarter. Total DARTs for cleared and execution-only customers, for the current quarter, increased 14% to 695 thousand, compared to 609 thousand during the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current quarter,  increased 15% to 646 thousand, compared to 564 thousand for the prior year quarter. Average commission per DART for cleared customers, for the current quarter,  increased 1% to $3.96, compared to $3.91 for the prior year quarter, reflecting larger average order sizes in stocks.

Net interest income on customer balances, for the current quarter, increased $41 million, compared to the prior year quarter, driven by a $5.5 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, a $7.7 billion increase in average customer margin loans, and a 76 basis point increase in the average Federal Funds effective rate to 1.15%, compared to the prior year quarter. As a result of increases in the Federal Funds effective rate since December 2016, interest expense on customer credit balances increased from the prior year quarter, in part, as certain customer credit balances that were not eligible to earn interest in the prior year quarter became eligible to earn interest in the current quarter. The increase in benchmark rates also drove higher interest income earned on investment of customer segregated cash and on margin lending to customers.

Other income, for the current quarter,  increased $18 million, or 129%, compared to the prior year quarter, to $32 million, mainly driven by a $1 million net mark-to-market gain on our U.S. government securities portfolio in the current quarter, compared to a $15 million net mark-to-market loss in the prior year quarter. In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity.

Non-interest expenses, for the current quarter,  increased $16 million, or 13%,  compared to the prior year quarter, to $142 million. Within non-interest expenses, execution and clearing expenses increased $9 million, or 20%, driven by higher trading volumes in options, futures and stocks. An 8% increase in the number of employees providing services to the electronic brokerage segment led to increases in employee compensation and benefits expenses of $4 million, or 14%, and in general and administrative expenses of $7 million, where the latter includes software development provided by the corporate segment on a consulting basis. Partially offsetting these increases for the current quarter were the non-recurrence of professional fees and lower expenses related to legal and regulatory matters as compared to the prior year quarter. As a percentage of total net revenues, non-interest expenses were 39% for the current quarter and 44% for the prior year quarter.

Income before income taxes, for the current quarter, increased $63 million, or 39%,  compared to the prior year quarter, to $225 million. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 61% for the current quarter and 56% for the prior year quarter.

Electronic brokerage operating results, for the current quarter, excluding the net mark-to-market gains and losses on our U.S. government securities portfolio, compared to the prior year quarter, were as follows: net revenues were $366 million, up 21%; income before income taxes was $224 million, up 27%; and pre-tax profit margin increased to 61% for the current quarter from 58% for the prior year quarter.

Nine Months Ended September 30,  2017 (“current nine-month period”) compared to the Nine Months Ended September 30,  2016 (“prior year nine-month period”)

Electronic brokerage total net revenues, for the current nine-month period,  increased $70 million, or 7%,  compared to the prior year nine-month period, to $1,015 million, primarily due to higher net interest income and commissions, partially offset by lower other income.

Commissions, for the current nine-month period,  increased $16 million, or 3%, compared to the prior year nine-month period, to $478 million, driven by higher customer trading volumes in options and stocks, continued customer account growth and higher average commission per customer order. Cleared customer options contract and stock share volumes increased 11% and 54%, respectively, while futures contract volume decreased 11%, compared to the prior year nine-month period. Total DARTs for cleared and execution-only customers, for the current nine-month period,  increased 1% to 674 thousand, compared to 667 thousand during the prior year nine-month period. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current nine-month period,  increased 2% to 625 thousand, compared to 615 thousand for the prior year nine-month period. Average commission per DART for cleared customers, for the current nine-month period,  increased by 3% to $3.99, compared to $3.89 for the prior year nine-month period, reflecting larger average order sizes in stocks.

Net interest income on customer balances, for the current nine-month period, increased $91 million, compared to the prior year nine-month period, driven by a $5.6 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, a $6.1 billion increase in average customer margin loans, and a 56 basis point increase in the average Federal Funds effective rate to 0.93%, partially offset by reductions in benchmark rates in certain foreign currencies, compared to the prior year nine-month period. As a result of increases in the Federal Funds effective rate since December 2016, interest expense on customer credit balances increased from the prior year nine-month period, in part, as certain customer credit balances that were not eligible to earn interest in the prior year nine-month period became eligible to earn interest in the current nine-month period. The increase in benchmark rates also drove higher interest income earned on investment of customer segregated cash and on margin lending to customers.

Other income, for the current nine-month period,  decreased $31 million, or 27%, compared to the prior year nine-month period, to $83 million, mainly driven by a $3 million net mark-to-market loss on our U.S. government securities portfolio in the current nine-month period, compared to a $37 million net mark-to-market gain in the prior year nine-month period, partially offset by higher exposure and market data fee income. Despite an increase in average medium term interest rates during the current nine-month period the net mark-to-market loss on our U.S. Government securities portfolio was only $3 million, reflecting a reduction in the size and average duration of the portfolio. In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity.

Non-interest expenses, for the current nine-month period,  increased $50 million, or 14%,  compared to the prior year nine-month period, to $407 million. Within non-interest expenses, execution and clearing expenses increased $23 million, or 17%, driven by higher trading volumes in options and stocks and a reduction in liquidity rebates from exchanges operating a make-or-take pricing model, in which we are paid for adding liquidity and charged for removing liquidity, as options trading volume shifted away from orders that added liquidity to orders that removed liquidity in the current nine-month period compared to the prior year nine-month period.  An 8% increase in the number of employees providing services to the electronic brokerage segment led to increases in employee compensation and benefits expenses of $10 million, or 12%, and in general and administrative expenses of $17 million, where the latter includes software development provided by the corporate segment on a consulting basis. In addition, general and administrative expenses for the current nine-month period included higher advertising expenditures, compared to the prior year nine-month period. As a percentage of total net revenues, non-interest expenses were 40% for the current nine-month period and 38% for the prior year nine-month period.

Income before income taxes, for the current nine-month period,  increased $20 million, or 3%,  compared to the prior year nine-month period, to $608 million. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 60% for the current nine-month period and 62% for the prior year nine-month period.

Electronic brokerage operating results, for the current nine-month period, excluding the net mark-to-market gains and losses from our U.S. government securities portfolio, compared to the prior year nine-month period, were as follows: net revenues were $1,018 million, up 12%; income before income taxes was $611 million, up 11%; and pre-tax profit margin decreased to 60% for the current nine-month period  from 61% for the prior year nine-month period.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in millions)
Revenues
Trading gains	$11	$38	$26	$124
Interest income	23	18	65	51
Other income	11	-	14	4
Total revenues	45	56	105	179
Interest expense	15	13	44	34
Total net revenues	30	43	61	145

Non-interest expenses
Execution and clearing	6	17	28	49
Employee compensation and benefits	7	7	20	23
Occupancy, depreciation and amortization	-	1	2	3
Communications	2	2	6	8
General and administrative	4	9	40	30
Total non-interest expenses	19	36	96	113

Income (loss) before income taxes	$11	$7	$(35)	$32

Three Months Ended September 30,  2017 (“current quarter”) compared to the Three Months Ended September 30,  2016 (“prior year quarter”)

Market making total net revenues, for the current quarter, decreased $13 million, or 30%, compared to the prior year quarter, to $30 million, primarily due to lower trading gains.

Trading gains, for the current quarter, decreased $27 million, or 71% compared to the prior year quarter, to $11 million, unfavorably impacted by lower trading volume, as we continue to wind down our options market making business, and by decreases in volatility and in the actual-to-implied volatility ratio, compared to the prior year quarter. The VIX®, which measures perceived U.S. equity market volatility, decreased 17% to an average of 11.0 for the current quarter, compared to an average of 13.3 for the prior year quarter.  The ratio of actual-to-implied volatility decreased to an average of 65% for the current quarter, compared to an average of 74% for the prior year quarter. Options and futures contract and stock share volumes decreased 75%, 69%, and 37%, respectively, compared to the prior year quarter.

Net interest income, for the current quarter, increased $3 million, or 60%, compared to the prior year quarter, to $8 million. As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets.

Other income, for the current quarter, increased $11 million, compared to the prior year quarter, due to an $11 million one-time recovery of costs related to the sale of our U.S. options market making operations.

Non-interest expenses, for the current quarter, decreased $17 million, or 47%, compared to the prior year quarter, to $19 million. Within non-interest expenses, execution and clearing fees decreased $11 million, or 65%, on lower trading volume across product types. General and administrative expenses decreased $5 million, or 56%, due to lower consulting expenses, primarily for internal software development. As a percentage of total net revenues, non-interest expenses were 63% for the current quarter and 84% for the prior year quarter.

Income before income taxes, for the current quarter, increased $4 million, or 57%, compared to the prior year quarter, to $11 million. Excluding a one-time net recovery of costs related to the wind-down of our U.S. options market making operations, income before income taxes for the current quarter was $1 million.

Nine Months Ended September 30,  2017 (“current nine-month period”) compared to the Nine Months Ended September 30,  2016 (“prior year nine-month period”)

Market making total net revenues, for the current nine-month period, decreased $84 million, or 58%, compared to the prior year nine-month period, to $61 million, primarily due to lower trading gains.

Trading gains, for the current nine-month period, decreased $98 million, or 79%, compared to the prior year nine-month period, to $26 million, unfavorably impacted by lower trading volume, as we began to wind down our options market making business in March 2017, and by decreases in volatility and in the actual-to-implied volatility ratio, compared to the prior year nine-month period. The VIX®, which measures perceived U.S. equity market volatility, decreased 31% to an average of 11.4 for the current nine-month period, compared to an average of 16.4 for the prior year nine-month period.  The ratio of actual-to-implied volatility decreased to an average of 63% for the current nine-month period, compared to an average of 87% for the prior year nine-month period. Options and futures contract and stock share volumes decreased 61%, 56%, and 50%, respectively, compared to the prior year nine-month period.

Net interest income, for the current nine-month period, increased $4 million, or 24%, compared to the prior year quarter, to $21 million. As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets.

Other income, for the current nine-month period, increased $10 million, compared to the prior nine-month period, to $14 million due to an $11 million one-time recovery of costs related to the sale of our U.S. options market making operations.

Non-interest expenses, for the current nine-month period, decreased $17 million, or 15%, compared to the prior nine-month period, to $96 million. Within non-interest expenses, execution and clearing fees decreased $21 million, or 43%, on lower trading volume across product types. Employee compensation and benefits expenses decreased $3 million, or 13%, driven by continued reductions in staff. General and administrative expenses increased $10 million, or 33%, due to a $21 million write-down of the value of exchange trading rights related to the wind-down of our options market making business, partially offset by lower consulting expenses, primarily for internal software development. As a percentage of total net revenues, non-interest expenses were 157% for the current nine-month period and 78% for the prior year nine-month period.

Income before income taxes, for the current nine-month period, decreased $67 million, compared to the prior year nine-month period, to a loss of $35 million. Excluding one-time net costs related to the wind-down of our options market making business, income before income taxes for the current nine-month period was a loss of $22 million.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of investments of customer funds, collateralized receivables arising from customer‑related and proprietary securities transactions, and exchange‑listed marketable securities,  which are marked‑to‑market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed, and, to a lesser extent receivables from clearing houses for settlement of securities transactions, and securities purchased under agreements to resell. As of September 30,  2017, total assets were $59.8 billion of which approximately $59.4 billion, or 99.3% were considered liquid.

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

Liability balances, as of September 30, 2017, in connection with our payables to customers,  securities loaned and short term borrowings were higher than their respective average monthly balances during the current quarter. Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings will be adequate to meet our future liquidity needs for more than the next twelve months.

Cash and cash equivalents held by our non‑U.S. operating companies as of September 30,  2017 were $586 million ($448 million as of December 31, 2016). These funds are primarily intended to finance each individual operating company’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. In June 2016, December 2016, and September 2017 dividends of $40 million, $22 million, and $32 million, respectively, were paid to IBG LLC from two of our non-U.S. subsidiaries. As of September 30, 2017, we had no intention to repatriate further amounts from non‑U.S. operating companies. In the event dividends were to be paid to the Company in the future by a non‑U.S. operating company, the Company would be required to accrue and pay income taxes on such dividends to the extent that U.S. income taxes had not been paid previously on the income of the paying company.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 8% to $6.3 billion as of September 30, 2017 from $5.9 billion as of September 30,  2016. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2017	2016

	(in millions)
Net cash provided by operating activities	$373	$114
Net cash provided by (used in) investing activities	(14)	11
Net cash used in financing activities	(294)	(198)
Effect of exchange rate changes on cash and cash equivalents	66	22
Increase (decrease) in cash and cash equivalents	$131	$(51)

Our cash flows from operating activities are largely a reflection of the size and composition of trading positions held by our market making subsidiaries, and of the changes in customer credit and margin loan balances in our electronic brokerage business. Our cash flows from investing activities are primarily related to other investments, capitalized internal software development, purchases and sales of memberships at exchanges where we trade, and strategic investments where such investments may enable us to offer better execution alternatives to our current and prospective customers, or create new opportunities for ourselves as market makers or where we can influence exchanges to provide competing products at better prices using sophisticated technology. Our cash flows from financing activities are comprised of short‑term borrowings and capital transactions. Short‑term borrowings from banks are part of our daily cash management in support of operating activities. Capital transactions consist primarily of quarterly dividends paid to common stockholders and related distributions paid to Holdings.

Nine Months Ended September 30,  2017: Our cash and cash equivalents increased by $131 million to $2.1 billion for the nine months ended September 30, 2017. We raised $373 million in net cash from operating activities. We used net cash of $308 million in our investing and financing activities, primarily for distributions to noncontrolling interests, dividends paid to our common stockholders and payments made under the Tax Receivable Agreement.

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

As of September 30,  2017, aggregate excess regulatory capital for all of the operating companies was $5.0 billion, and all of the operating companies were in compliance with their respective regulatory capital requirements.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$3,869	$418	$3,451
TH LLC	333	1	332
THE	625	97	528
Other regulated Operating Companies	773	105	668
	$5,600	$621	$4,979

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were approximately $16 million and $21 million for the nine months ended September 30,  2017 and 2016, respectively. In the future, we plan meet capital expenditure needs as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. We anticipate that we will fund capital expenditures with cash from operations and cash on hand. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any strategic acquisitions, we may incur additional capital expenditures.

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

Strategic Investments and Acquisitions

We regularly evaluate potential strategic investments and acquisitions. We hold strategic investments in electronic trading exchanges, including BOX Options Exchange, LLC and OneChicago LLC. In addition, on September 20, 2017, we announced our agreement to make a strategic investment in Tiger Brokers, an online stock brokerage established for global Chinese retail and institutional clients.

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own.

As of September 30,  2017, there were no other definitive agreements with respect to any material acquisition.

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

We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and as such, consolidate IBG LLC’s financial results into our financial statements. We hold approximately 17.4% ownership interest in IBG LLC. Holdings is owned by the original members of IBG LLC and holds approximately 82.6% ownership interest in IBG LLC. Our current share of IBG LLC’s net income is approximately 17.4%.

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

We have been from time to time subject to certain pending and legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred. As of September 30,  2017, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period. As of September 30,  2017 and December 31, 2016, reserves provided for potential losses related to litigation matters were not material.

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

Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
ASU 2017-12	Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

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

The table below shows a comparison of the U.S. dollar equivalent of the GLOBAL as of September 30,  2017 and 2016.

		As of 9/30/2016					As of 9/30/2017
			GLOBAL in	% of	Net Equity	New		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.45	1.0000	0.450	45.8%	2,689	0.68	1.0000	0.680	69.6%	4,394	23.8%
EUR	0.17	1.1242	0.191	19.5%	1,142	0.09	1.1815	0.106	10.9%	687	-8.6%
JPY	8.00	0.0099	0.079	8.0%	472	4.41	0.0089	0.039	4.0%	253	-4.0%
GBP	0.03	1.2977	0.039	4.0%	233	0.02	1.3398	0.027	2.7%	173	-1.2%
HKD	0.26	0.1289	0.034	3.4%	200	0.14	0.1280	0.018	1.8%	116	-1.6%
INR	2.00	0.0150	0.030	3.1%	180	1.10	0.0153	0.017	1.7%	109	-1.3%
CHF	0.03	1.0292	0.031	3.1%	185	0.02	1.0328	0.021	2.1%	133	-1.0%
CAD	0.04	0.7617	0.030	3.1%	182	0.02	0.8019	0.016	1.6%	104	-1.5%
CNH	0.19	0.1498	0.028	2.9%	170	0.10	0.1504	0.015	1.5%	97	-1.4%
AUD	0.03	0.7660	0.023	2.3%	137	0.02	0.7834	0.016	1.6%	101	-0.7%
MXN	0.30	0.0516	0.015	1.6%	92	0.17	0.0548	0.009	1.0%	60	-0.6%
SEK	0.09	0.1167	0.010	1.1%	63	0.05	0.1227	0.006	0.6%	40	-0.4%
SGD	0.01	0.7336	0.007	0.7%	44	0.00					-0.7%
NOK	0.06	0.1253	0.008	0.8%	45	0.03	0.1256	0.004	0.4%	24	-0.4%
DKK	0.04	0.1510	0.006	0.6%	36	0.02	0.1588	0.003	0.3%	21	-0.3%
			0.982	100.0%	5,870			0.977	100.0%	6,312	0.0%

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL decreased from $0.982 to $0.977,  or 0.54%, as of September 30, 2017 compared to September 30, 2016. As of September 30,  2017, approximately 30% of our equity was denominated in currencies other than the U.S. dollar.

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

Interest Rate Risk

We had no variable‑rate debt outstanding as of September 30,  2017.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies, on balances above $10 thousand, or equivalent, and on accounts holding more than $100 thousand (or equivalent) net asset value. In a normal rate environment, we typically invest a portion of these funds in U.S. government securities with maturities of up to two years. If interest rates were to increase rapidly and substantially, our net interest income would not increase proportionally with the interest rates for the portion of the funds invested in the U.S. government securities with fixed yields. In addition, the mark-to-market changes in the value of these fixed rate securities will be reflected in other income, instead of net interest income. Based on customer balances and investments outstanding as of September 30, 2017, and assuming reinvestment of maturing instruments in instruments of short-term duration,  an increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $12 million over the first year and also on an annualized basis, assuming the full effect of reinvestment at higher rates. Our interest rate sensitivity estimate has been updated to separate assumptions for U.S. dollar rates from other currencies’ rates and to isolate the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Based on customer balances and investments outstanding as of September 30, 2017, and assuming reinvestment of maturing instruments in instruments of short-term duration, a decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $15 million on an annualized basis, assuming the full effect of reinvestment at lower rates.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off‑balance‑sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of September 30,  2017, we had $25.3 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and SEC portfolio margin rules, as applicable. As a matter of practice, we enforce real‑time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on February 28, 2017 except as updated by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 in Note 11 to the unaudited condensed consolidated financial statements.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in under Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 28, 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of IBG LLC membership interests, held by Holdings, by the Company are governed by the Exchange Agreement, which was filed on Exhibit 10.1 to the Quarterly Report on Form 10-Q for Quarterly Period Ended September 30, 2015 filed by the Company on November 9, 2015. At the time of the Company’s IPO in 2007, three hundred sixty (360) million shares of authorized common stock were reserved for future sales and redemptions.

On an annual basis, each holder of a membership interest may request that the liquefiable portion of that holder’s interest be redeemed by Holdings. We expect Holdings to use the net proceeds it receives from such sales to redeem an identical number of Holdings membership interests from the requesting holders.

With the consent of Holdings and the Company (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed in July 2017 to redeem certain membership interests from Holdings through the sale of common stock and the distribution of the proceeds of such sale to the beneficial owners of such membership interests.

On July 28, 2017, the Company issued 1,214,860 shares of Class A common stock (with a fair value of $49 million) to Holdings, for sale for the benefit of, certain of its members in exchange for membership interests in IBG LLC equal in number to such number of shares of common stock issued by the Company. The acquired shares are to be sold for the benefit of certain of the members of Holdings who elected to redeem a portion of their Holdings membership interests in open market transactions pursuant to one or more Rule 10b5-1 trading plans (collectively, the ‘‘Plans’’).  A portion of the acquired shares was sold during the current quarter pursuant to the Plans. The remaining shares are held for sale under certain conditions, pursuant to the Plans, in open market transactions. All sales made pursuant to the Plans are disclosed publicly in accordance with applicable securities laws, rules and regulations through appropriate filings with the SEC, as applicable.

Certain officers and directors are among the members of Holdings who have elected to redeem a portion of their Holdings membership interests and therefore have an interest in the proceeds of sale of 340,000 shares of the Class A common stock to be sold pursuant to the Plans. In addition, certain employees of the Company and its subsidiaries also elected the redemption of a portion of their membership interests in Holdings and therefore have an interest in the balance of the shares to be sold under the Plans and/or distributed by Holdings. Neither Mr. Thomas Peterffy nor his affiliates have elected to redeem any of their Holdings membership interests and therefore have no interest in the proceeds of sale or distribution of the shares of Class A common stock acquired by Holdings on July 28, 2017.

As a consequence of this transaction, IBG, Inc.’s interest in IBG LLC increased to approximately 17.4%, with Holdings owning the remaining 82.6%. The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 88.8% to approximately 89.2%.

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

*     Attached as Exhibit 101 to this Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2017, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Condensed Consolidated Financial Statements tagged in detail levels 1‑4.

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

Date: November 8, 2017