Form 10-K
period 2017-12-31
Interactive Brokers Group, Inc.
filed 2018-03-01
CIK 1381197

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $2,544,471,315 computed by reference to the $37.42 closing sale price of the common stock on the NASDAQ Global Select Market, on June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter.

As of February 23, 2018, there were 71,475,755 shares of the issuer's Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer's Class B common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference: Portions of Registrant's definitive proxy statement for its 2018 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

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

  •
  increased industry competition and downward pressures on bid/offer spreads in the remaining market making business we still operate and electronic brokerage commissions;

  •
  risks inherent to the electronic market making and brokerage businesses;

  •
  implied versus actual price volatility levels of the products in which we continue to make markets;

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

PART I

ITEM 1.    BUSINESS

Overview

Interactive Brokers Group, Inc. ("IBG, Inc." or the "Company") is an automated global electronic broker and market maker (although, we have substantially exited the options market making business—see Note 2—Discontinued Operations and Costs Associated with Exit or Disposal Activities to the audited consolidated financial statements in Part II Item 8 of this Annual Report on Form 10-K). We custody and service accounts for hedge and mutual funds, registered investment advisors, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders while striving to achieve best executions and processing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 120 electronic exchanges and market centers around the world. In the United States ("U.S."), we conduct our business primarily from our headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, we conduct our business through offices located in Canada, the United Kingdom, Switzerland, Liechtenstein, India, China (Hong Kong and Shanghai), Japan and Australia. As of December 31, 2017 we had 1,228 employees worldwide.

IBG, Inc. is a holding company and our primary assets are our ownership of approximately 17.4% of the membership interests of IBG LLC (the "Group"), the current holding company for our businesses. We are the sole managing member of IBG LLC. On May 3, 2007, IBG, Inc. priced its initial public offering (the "IPO") of shares of common stock. In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC and began to consolidate IBG LLC's financial results into its financial statements.

When we use the terms "we," "us," and "our," we mean IBG LLC and its subsidiaries for periods prior to the IPO, and IBG, Inc. and its subsidiaries (including IBG LLC) for periods from and after the IPO. Unless otherwise indicated, the term "common stock" refers to the Class A common stock of IBG, Inc.

We are a successor to the market making business founded by our Chairman and Chief Executive Officer, Mr. Thomas Peterffy, on the floor of the American Stock Exchange in 1977. Since our inception, we have focused on developing proprietary software to automate broker-dealer functions. During that time, we have been a pioneer in developing and applying technology as a financial intermediary to increase liquidity and transparency in the capital markets in which we operate. The proliferation of electronic exchanges in the last 27 years has provided us with the opportunity to integrate our software with an increasing number of exchanges and market centers into one automatically functioning, computerized platform that requires minimal human intervention. Over four decades of developing our automated trading platforms and our automation of many middle and back office functions have allowed us to become one of the lowest cost providers of broker-dealer services and significantly increase the volume of trades we handle.

Our activities are divided into two principal business segments: (1) electronic brokerage and (2) market making (being discontinued):

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

  •
  As a market maker, we provide continuous bid and offer quotations on securities and futures products listed on some electronic exchanges around the world. Our quotes are driven by proprietary mathematical models that assimilate market data and reevaluate our outstanding quotes many times per second. In the past several years our market making business has suffered from competitive pressures and, along with the rapid increase in our electronic brokerage business, we decided to discontinue our market making activities globally. On March 8, 2017 we announced our intention to discontinue our options market making activities globally and we are currently in the process of winding down these operations. Additionally, as we previously announced, we entered into a definitive transaction to transfer our U.S. options market making operations to Two Sigma Securities, LLC. This transaction closed on September 29, 2017. We intend to continue conducting certain proprietary trading activities in stocks and related instruments to facilitate our electronic brokerage customers' trading in products such as ETFs, ADRs, CFDs and other financial instruments.

Our electronic brokerage business benefits from our scale and volume, as well as from our proprietary technology, and expertise developed over the last 40 years. Our focus on the development and maintenance of our unique technology for trading, risk management, clearing, settlement, banking and regulatory compliance enables us to provide lower transaction costs to our customers than our competitors. In addition, we believe we gain a competitive advantage by applying the software features we have developed for a specific product or market to newly-introduced products and markets over others who may have less automated facilities or who operate only in a subset of the exchanges and market centers on which we operate. Our brokerage system contains unique architectural aspects that may impose a significant barrier to entry for firms wishing to compete in this business and permit us to compete favorably against our competitors. In addition, many of our regulatory and compliance functions have been built into our integrated order routing and custodial systems.

Our internet address is www.interactivebrokers.com and the investor relations section of our website is located at www.interactivebrokers.com/ir. We make available free of charge, on or through the investor relations section of our website, this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, related Interactive Data exhibits, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, registration statements, prospectus supplements, and Section 16 filings for our directors and officers, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission ("SEC"). Also posted on our website are our Bylaws, our Amended and Restated Certificate of Incorporation, charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our board of directors, our Accounting Matters Complaint Policy, our Whistle Blower Hotline, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time periods required by SEC and the NASDAQ Stock Market ("NASDAQ"), we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer. In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in Regulation G) promulgated under the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act") that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

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

Prior to the IPO, we had historically conducted our business through a limited liability company structure. Our primary assets are our ownership of approximately 17.4% of the membership interests of IBG LLC, the current holding company for our businesses, and our controlling interest and related contractual rights as the sole managing member of IBG LLC. The remaining approximately 82.6% of IBG LLC membership interests are held by IBG Holdings LLC ("Holdings"), a holding company that is owned by our founder, Chairman and Chief Executive Officer, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The IBG LLC membership interests held by Holdings will be subject to purchase by us over time in connection with offerings by us of shares of our common stock. The below table shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of December 31, 2017.

	IBG, Inc.	Holdings	Total
Ownership %	17.4%	82.6%	100.0%
Membership interests	71,479,604	340,229,444	411,709,048

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

In June 2011, with the consent of Holdings and the Company (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed to redeem certain membership interests from Holdings through the sale of common stock and to distribute the proceeds of such sale to the beneficial owners of such membership interests. On August 4, 2011 and November 12, 2013 the Company filed "shelf" Registration Statements on Form S-3 (File Number 333-176053 and 333-192275) with the SEC for the issuance of additional shares in connection with Holdings requesting redemption of a portion of its member interests in IBG LLC. Under these shelf registration statements, the Company issued 12,643,495 shares of common stock (with a fair value of $362 million) to Holdings in exchange for an equivalent number of shares of member interests in IBG LLC.

On July 28, 2017, the Company filed a "shelf" Registration Statement on Form S-3 (File Number 333-219552) with the SEC for the issuance of additional shares in connection with Holdings requesting redemption of a portion of its member interests in IBG LLC. Under this shelf registration statement, in 2017, the Company issued 1,214,860 shares of common stock (with a fair value of $49 million) to Holdings in exchange for an equivalent number of shares of member interests in IBG LLC.

Segment Operating Results

		Year Ended December 31,
		2017	2016	2015
		(in millions)
Electronic Brokerage	Net revenues	$1,405	$1,239	$1,097
	Non-interest expenses(1)	545	483	561

	Income before income taxes	$860	$756	$536

	Pre-tax profit margin	61%	61%	49%
Market Making	Net revenues	$86	$190	$298
	Non-interest expenses	113	146	168

	Income (loss) before income taxes	$(27)	$44	$130

	Pre-tax profit (loss) margin	(31)%	23%	44%
Corporate(2)	Net revenues	$211	$(33)	$(206)
	Non-interest expenses	(5)	6	2

	Income (loss) before income taxes	$216	$(39)	$(208)

Total	Net revenues	$1,702	$1,396	$1,189
	Non-interest expenses	653	635	731

	Income before income taxes	$1,049	$761	$458

	Pre-tax profit margin	62%	55%	39%

(1)
Electronic brokerage non-interest expenses include an unusual loss of $137 million in 2015. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7 of this Annual Report on Form 10-K.

(2)
The corporate segment includes corporate related activities, inter-segment eliminations and net gains and losses on positions held as part of our overall currency diversification strategy. Corporate net revenues include a $93 million gain from the remeasurement of our Tax Receivable Agreement liability as a result of the enactment of the Tax Cuts and Jobs Act. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7 and Note 4 and to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Financial information concerning our business segments for each of 2017, 2016, and 2015 is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the audited consolidated financial statements and the notes thereto, which are in Part II, Items 7 and 8 of this Annual Report on Form 10-K.

Electronic Brokerage—Interactive Brokers

Electronic brokerage represented 94% of net revenues and 103% of income before income taxes from electronic brokerage and market making combined during 2017. We conduct our electronic brokerage business through our Interactive Brokers ("IB") subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on our proprietary technology originally developed for our market making business, our systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost in multiple products and currencies from a single trading account.

Since launching this business in 1993, we have grown to approximately 483 thousand institutional and individual brokerage customers. We provide our customers with what we believe to be one of the most effective and efficient electronic brokerage platforms in the industry. The following are key highlights of our electronic brokerage business:

  •
  Low Costs—We provide our customers with among the industry's lowest overall transaction costs in two ways. First, we offer among the lowest execution, commission and financing costs in the industry. Second, our customers benefit from our advanced routing of orders designed to achieve the best available trade price. In order to illustrate this advantage, we publish monthly brokerage metrics including our customers' average net trade cost for Reg.-NMS stocks. In 2017, customers' total all-in cost of executing and clearing U.S. Reg.-NMS stocks through IB, including brokerage commissions, regulatory and exchange fees and market impact, was 1.3 basis points of trade money, as measured against a daily volume-weighted average price ("VWAP") benchmark.

  •
  Automated Risk Controls—Throughout the trading day, we calculate margin requirements for each of our customers on a real-time basis across all product classes (stocks, options, futures, bonds, forex and mutual funds) and across all currencies. Our customers are alerted to approaching margin violations and if a customer's equity falls below what is required to support that customer's margin, we attempt to automatically liquidate positions on a real-time basis to bring the customer's account into margin compliance. This is done to protect IB, as well as the customer, from excessive losses.

  •
  IB Universal AccountSM—From a single point of entry in one IB Universal AccountSM our customers are able to transact in 23 currencies, across multiple classes of tradable, primarily exchange-listed products, including stocks, options, futures, bonds, forex and mutual funds traded on more than 120 exchanges and market centers in 26 countries around the world seamlessly.

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

  •
  Greenwich Compliance—Greenwich Advisor Compliance Services ("Greenwich Compliance") offers direct expert registration and start-up compliance services, as well as answers to basic day-to-day compliance questions for experienced investors and traders looking to start their own investment advisor firms. Greenwich Compliance professionals have regulatory and industry experience, and can help investment advisors trading on the IB platform meet their registration and compliance needs.

  •
  IB Asset Management—IB Asset Management (formerly known as Covestor) recruits registered financial advisors, vets them, analyzes their investment track records, and groups them by their risk profile. Retail investors who are interested in having their individual accounts robo-traded are grouped by their risk and return preferences. Retail investors can assign their accounts to be traded by one or more advisors. IB Asset Management also offers to IB customers Smart Beta Portfolios which combine the benefits of actively managed fund stock selection techniques with passive ETF low cost automation to provide broad market exposure and potentially higher returns.

  •
  Interactive Brokers Debit Mastercard®—Interactive Brokers Debit Mastercard® allows customers to spend and borrow directly against their account at lower rates than credit cards, personal loans and home equity lines of credit, with no monthly minimum payments and no late fees. Customers can use their card to make purchases and ATM withdrawals anywhere Debit Mastercard® is accepted around the world.

  •
  Insured Bank Deposit Sweep Program—Our Insured Bank Deposit Sweep Program provides eligible IB customers with up to $2,500,000 of Federal Deposit Insurance Corporation ("FDIC") insurance on their eligible cash balances in addition to the existing $250,000 Securities Investor Protection Corporation ("SIPC") coverage for total coverage of $2,750,000. Customers continue earning the same competitive interest rates currently applied to cash held in IB accounts. IB sweeps each participating customer's eligible credit balances daily to one or more banks, up to $246,500 per bank, allowing for the accrual of interest and keeping within the FDIC protected threshold. Cash balances above $2,750,000 remain subject to safeguarding under the SEC's Customer Protection Rule 15c3-3.

We are able to provide our customers with high-speed trade execution at low commission rates, in large part because of our proprietary technology. As a result of our advanced electronic brokerage platform, we attract sophisticated and active investors. No single customer represented more than 1.5% of our commissions in 2017.

Market Making—Timber Hill

Market making represented 6% of net revenues from electronic brokerage and market making combined during 2017. We conduct our market making business primarily through our Timber Hill ("TH") subsidiaries. On March 8, 2017 we announced our intention to discontinue our options market making activities globally, and we are currently in the process of winding down these operations. Additionally, as previously announced, we entered into a definitive transaction to transfer our U.S. options market making operations to Two Sigma Securities, LLC. This transaction closed on September 29, 2017. We intend to continue conducting certain proprietary trading activities in stocks and related instruments to facilitate our electronic brokerage customers' trading in products such as ETFs, ADRs, CFDs and other financial instruments. However, we do not expect this activity to be of sufficient size as to require reporting these activities as a separate operating segment after we discontinue our options market making activities.

As a market maker, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of tradable, exchange-listed products, including equity derivative products, equity index derivative products, equity securities and futures. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Historically, our profits have been principally a function of transaction volume and price volatility of electronic exchange-traded products rather than the direction of price movements. Other factors, including the ratio of actual to implied volatility and shifts in foreign currency exchange rates, can also have a meaningful impact on our results, as described further in "Business Environment" in Part II, Item 7 of this Annual Report on Form 10-K.

Our strategy is to calculate quotes at which supply and demand for a particular security are likely to be in balance a few seconds ahead of the market and execute small trades at tiny but favorable differentials. Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time. As a matter of practice, we will generally not take portfolio positions in either the broad market or the financial instruments of specific issuers in anticipation that prices will either rise or fall. Our entire portfolio is evaluated many times per second and continuously rebalanced throughout the trading day, thus minimizing the risk of our portfolio at all times. This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk and trade efficiently. Our quotes are based on our proprietary model rather than customer order flow.

As of December 31, 2017, we continue to conduct market making operations in Canada through our subsidiary, Timber Hill Canada Company ("THC") at the Toronto Stock Exchange and Canadian Derivatives Exchange Bourse de Montreal Inc.; in India through our subsidiary, Interactive Brokers (India) Private Limited ("IBI"), which is a member of the National Stock Exchange of India Ltd. and the Bombay Stock Exchange; and in Hong Kong through our subsidiary, Interactive Brokers Hong Kong Limited, a member of the cash and derivatives markets of the Hong Kong Exchange. All other options market making operations we previously conducted were discontinued during 2017. We expect to continue assessing whether and when to discontinue the remaining operations.

Most of the above trading activities take place on exchanges, and all securities and commodities that we trade are cleared by exchange owned or authorized clearing houses.

Technology

Our proprietary technology is the key to our success. We believe that integrating our system with electronic exchanges and market centers results in transparency, liquidity and efficiencies of scale. Together with the IB SmartRoutingSM system and our low commissions, this approach reduces overall transaction costs to our customers and, in turn, increases our transaction volume and profits. Over the past 40 years, we have developed an integrated trading system and communications network and have positioned our company as an efficient conduit for the global flow of risk capital across asset and product classes on electronic exchanges around the world, permitting us to have one of the lowest cost structures in the industry. We believe that developing, maintaining and continuing to enhance our proprietary technology provides us and our customers with the competitive advantage of being able to adapt quickly to the changing environment of our industry and to take advantage of opportunities presented by new exchanges, products or regulatory changes before our competitors.

Our proprietary technology infrastructure enables us to provide our customers with the ability to execute trades at among the lowest commission costs in the industry. Customer trades are both automatically captured and reported in real time in our system. Our customers trade on more than 120 exchanges and market centers in 26 countries around the world. These exchanges and market centers are all partially or fully electronic, meaning that a customer can buy or sell a product traded on that exchange via an electronic link from his or her computer terminal through our system to the exchange. We offer our products and services through a global communications network that is designed to provide secure, reliable and timely access to the most current market information. We provide our customers with a variety of means to connect to our brokerage systems, including dedicated point-to-point data lines, virtual private networks and the Internet.

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

While many brokerages, including some online brokerages, rely on manual procedures to execute many day-to-day functions, we employ proprietary technology to automate, or otherwise facilitate, many of the following functions:

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

Research and Development

One of our core strengths is our expertise in the rapid development and deployment of automated technology for the financial markets. Our core software technology is developed internally, and we do not generally rely on outside vendors for software development or maintenance. To achieve optimal performance from our systems, we are continuously rewriting and upgrading our software. Use of the best available technology not only improves our performance but also helps us attract and retain talented developers. Our software development costs are low because the employees who oversee the development of the software are often the same employees who design the application, evaluate its performance, and participate along with our quality assurance professionals in our robust quality assurance testing procedures. The involvement of our developers in each of these processes enables us to add features and further refine our software rapidly.

Our internally-developed, fully integrated trading and risk management systems are unique and transact across all product classes on more than 120 electronic exchanges and market centers and in 23 currencies around the world. These systems have the flexibility to assimilate new exchanges and new product classes without compromising transaction speed or fault tolerance. Fault tolerance, or the ability to maintain system performance despite exchange malfunctions or hardware failures, is crucial to ensuring best executions for our customers. Our systems are designed to detect exchange malfunctions and quickly take corrective actions by re-routing pending orders.

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

The rapid software development and deployment cycle is achieved by our ability to leverage a highly integrated, object-oriented development environment. The software code is modular, with each object providing a specific function and being reusable in multiple applications. New software releases are tracked and tested with proprietary automated testing tools. We are not hindered by disparate and often limiting legacy systems assembled through acquisitions. Virtually all of our software has been developed and maintained with a unified purpose.

For over 40 years, we have built and continuously refined our automated and integrated, real-time systems for world-wide trading, risk management, clearing and cash management, among others. We have also assembled a proprietary connectivity network between us and exchanges around the world. Efficiency and speed in performing prescribed functions are always crucial requirements for our systems. As a result, our trading systems are able to assimilate market data, recalculate and distribute streaming quotes for tradable products in all product classes many times per second.

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

We actively manage our global currency exposure on a continuous basis by maintaining our equity in a basket of currencies we call the GLOBAL. We define the GLOBAL as consisting of fractions of a U.S. dollar, Euro, Japanese yen, British pound, Hong Kong dollar, Canadian dollar, Indian rupee, Swiss franc, Chinese renminbi, Australian dollar, Mexican peso, Swedish krona, Norwegian krone, and Danish krone. We currently transact business and are required to manage balances in each of these 14 currencies. The currencies comprising the GLOBAL and their relative proportions can change over time. For example, in light of our decision to wind down our options market making activities globally, we removed the Singapore dollar (SGD) and realigned the relative weight of the U.S. dollar (USD) versus the other currency components to better reflect our businesses going forward. The new composition went into effect as of the close of business on March 31, 2017. Additional information regarding our currency diversification strategy is set forth in "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A of this Annual Report on Form 10-K.

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

Operational Controls

We have automated the full cycle of controls surrounding our businesses. Key automated controls include the following:

  •
  Our technical operations team continuously monitors our network and the proper functioning of each of our nodes (exchanges and market centers, internet service providers ("ISPs"), leased customer lines and our own data centers) around the world.

  •
  Our real-time credit manager software provides pre and post-execution controls by:

  •
  testing every customer order to ensure that the customer's account holds enough equity to support the execution of the order, rejecting the order if equity is insufficient or directing the order to an execution destination without delay if equity is sufficient; and

  •
  continuously updating a customer account's equity and margin requirements and, if the account's equity falls below its minimum margin requirements, automatically issuing liquidating orders in a smart sequence designed to minimize the impact on the account's equity.

  •
  Our market making system continuously evaluates securities and futures products in which we provide bid and offer quotes and changes our bids and offers in such a way as to maintain an overall hedge and a low-risk profile. The speed of communicating with exchanges and market centers is maximized through continuous software and network engineering maintenance, thereby allowing us to achieve real-time controls over market exposure.

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

Transaction Processing

Our transaction processing is automated over the full life cycle of a trade. Our fully automated smart router system searches for the best possible combination of prices available at the time a customer order is placed and immediately seeks to execute that order electronically or send it where the order has the highest possibility of execution at the best price. Our market making software generates and disseminates to exchanges and market centers continuous bid and offer quotes on tradable, exchange-listed products.

At the moment a trade is executed, our systems capture and deliver this information back to the source, either to the customer via the brokerage system or the market making system, in most cases within a fraction of a second. Simultaneously, the trade record is written into our clearing system, where it flows through a chain of control accounts that allow us to reconcile trades, positions and money until the final settlement occurs. Our integrated software tracks other important activities, such as dividends, corporate actions, options exercises, securities lending, margining, risk management and funds receipt and disbursement.

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

Clearing and Margining

Our activities in the U.S. are entirely self-cleared. We are a clearing member of OCC (the Options Clearing Corporation), the Chicago Mercantile Exchange Clearing House ("CMECH"), The Depository Trust & Clearing Corporation and ICE Clear U.S.

In addition, we are fully or partially self-cleared in Canada, the United Kingdom, Switzerland, France, Germany, Belgium, Austria, the Netherlands, Norway, Sweden, Denmark, Finland, India, Hong Kong, and Australia.

Customers

We established our electronic brokerage subsidiary, Interactive Brokers LLC ("IB LLC"), in 1993 to enhance the use of our global network of trading interfaces, exchange and clearinghouse memberships, and regulatory registrations assembled over the prior 17 years to serve our market making business. We realized that electronic access to market centers worldwide through our network could easily be utilized by the very same floor traders and trading desk professionals who, in the coming years, would be displaced by the conversion of exchanges from open outcry to electronic systems.

We currently service approximately 483 thousand cleared customer accounts. Our customers reside in over 200 countries and territories around the world. Our target customer is one that requires the latest in trading technology, worldwide access and expects low overall transaction costs. Our customers are mainly comprised of "self-service" individuals, former floor traders, trading desk professionals, electronic retail brokers, hedge funds, financial advisors who are comfortable with technology, as well as introducing brokers and banks that require global access.

Our customers primarily fall into two groups based on services provided: cleared customers and non-cleared customers, the latter also known as trade execution customers. By offering portfolio margining and other institutional services, we have been able to persuade many of our trade execution hedge fund customers to utilize our cleared business solution, which benefits the hedge funds in terms of cost savings. Prime brokers may offer increased leverage over Regulation T credit limitations and the Financial Industry Regulatory Authority ("FINRA") margin requirements through offshore entities and joint back office arrangements. Through portfolio margining, we are able to offer similar leverage with lower margin requirements that reflect the reduced risk of a hedged portfolio.

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

Our non-cleared customers include online brokers and the customer trading units of commercial banks. These customers are attracted by our IB SmartRoutingSM technology as well as our direct access to stock, options, futures, forex and bond markets worldwide.

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

As of December 31, 2017, we had 1,228 employees, of which 1,213 own shares of the Company either vested, unvested or both, all of whom were employed on a full-time basis. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Competition

Electronic Brokerage

The market for electronic brokerage services is rapidly evolving and highly competitive. We believe that we fit neither within the definition of a traditional broker nor that of a traditional prime broker. Our primary competitors include the prime brokerage and electronic brokerage arms of major commercial and investment banks and brokers, such as Goldman Sachs, Morgan Stanley and JP Morgan; and offerings to target professional traders by large retail online brokers. We also encounter competition to a lesser extent from full commission brokerage firms, including Merrill Lynch and Morgan Stanley, as well as other financial institutions, most of which provide online brokerage services. The electronic brokerage businesses of many of our competitors are relatively insignificant in the totality of their firms' business.

Market Making

The competitive environment for market makers has evolved considerably in the past several years, most notably with the rise in high frequency traders ("HFTs"), which transact significant trading volume on electronic exchanges by using complex algorithms and high-speed execution software that analyzes market conditions. HFTs that are not registered market makers operate with fewer regulatory restrictions and are able to move more quickly and trade more cheaply. This issue has been an area of focus amongst regulators who examine the practices of HFTs and their impact on market structure.

As previously described we are in the process of discontinuing our options market making activities globally.

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

Overview

As a registered U.S. broker-dealer, IB LLC and Timber Hill LLC ("TH LLC") are subject to the rules and regulations of the Exchange Act, and as members of various exchanges, we are also subject to such exchanges' rules and requirements. Additionally, IB LLC is subject to the Commodity Exchange Act and rules promulgated by the Commodity Futures Trading Commission ("CFTC") and the various commodity exchanges of which it is a member. We are also subject to the requirements of various self-regulatory organizations such as FINRA and the National Futures Association ("NFA"). Our foreign affiliates are similarly regulated under the laws and institutional framework of the countries in which they operate.

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

As of December 31, 2017, aggregate excess regulatory capital for all of the operating companies was $4.5 billion.

IB LLC and TH LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and IB LLC to the CFTC's minimum financial requirements (Regulation 1.17) under the Commodities Exchange Act; and THE is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement. Additionally, Interactive Brokers Hong Kong Limited ("IBHK") is subject to the Hong Kong Securities and Futures Commission financial resource requirement; Interactive Brokers Australia Pty Limited ("IBA") is subject to the Australian Securities Exchange liquid capital requirement; Timber Hill (Lichtenstein) AG is subject to the Financial Market Authority Liechtenstein eligible capital requirements; Timber Hill Canada Company ("THC") and Interactive Brokers Canada Inc. ("IBC") are subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement; Interactive Brokers (U.K.) Limited ("IBUK") is subject to the U.K. Financial Conduct Authority financial resources requirement; Interactive Brokers (India) Private Limited ("IBI") is subject to the National Stock Exchange of India net capital "requirements; and Interactive Brokers Securities Japan, Inc. ("IBSJ") is subject to the Japanese Financial Supervisory Agency capital requirements.

The following table summarizes capital, capital requirements and excess regulatory capital:

	Net Capital/ Eligible Equity	Requirement	Excess
	(in millions)
IB LLC	$3,548	$495	$3,053
TH LLC	279	1	278
THE	614	92	522
Other regulated operating companies	773	121	652

	$5,214	$709	$4,505

As of December 31, 2017, all of the operating companies were in compliance with their respective regulatory capital requirements. For additional information regarding our net capital requirements see Note 14 to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Our electronic brokerage and market making companies have Chief Compliance Officers who report to the Company's CEO, General Counsel and its Audit and Compliance Committee. In the U.S., these Chief Compliance Officers, plus certain other senior staff members, are FINRA and NFA registered principals with supervisory responsibility over the various aspects of our businesses. Similar roles are undertaken by staff in certain non-U.S. locations as well. Staff members in the Compliance Department and in other departments of the firm are also registered with FINRA, NFA or other regulatory organizations.

Patriot Act and Increased Anti-Money Laundering ("AML") and "Know Your Customer" Obligations

Registered broker-dealers traditionally have been subject to a variety of rules that require that they "know their customers" and monitor their customers' transactions for potential suspicious activities. With the passage of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "Patriot Act"), broker-dealers are subject to even more stringent requirements. Likewise, the SEC, CFTC, foreign regulators, and the various exchanges and self-regulatory organizations, of which IB companies are members, have passed numerous AML and customer due diligence rules. Significant criminal and civil penalties can be imposed for violations of the Patriot Act, and significant fines and regulatory penalties can also be imposed for violations of other governmental and self-regulatory organization AML rules.

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

In Canada, both THC and IBC are subject to the Investment Industry Regulatory Organization of Canada ("IIROC") risk adjusted capital requirement. In the United Kingdom, IBUK is subject to the U.K Financial Conduct Authority financial resources requirement. In Switzerland, THE is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement. In India, IBI is subject to the National Stock Exchange and Bombay Stock Exchange capital requirements. In Hong Kong, the Securities and Futures Commission ("SFC") regulates our subsidiary, IBHK, as a securities dealer. The compliance requirements of the SFC include, among other things, net capital requirements and stockholders' equity requirements. The SFC regulates the activities of the officers, directors, employees and other persons affiliated with IBHK and requires the registration of such persons. In Australia, IBA is subject to the Australian Securities Exchange liquid capital requirement. In Japan, IBSJ is subject to the Financial Supervisory Agency, the Osaka Securities Exchange and the Tokyo Stock Exchange capital requirements.

Executive Officers and Directors of Interactive Brokers Group, Inc.

The following table sets forth the names, ages and positions of our current directors and executive officers:

Name	Age	Position
Thomas Peterffy	73	Chairman of the Board of Directors and Chief Executive Officer
Earl H. Nemser	71	Vice Chairman and Director
Milan Galik	51	President and Director
Paul J. Brody	57	Chief Financial Officer, Treasurer, Secretary and Director
Thomas A. Frank	62	Executive Vice President and Chief Information Officer
Lawrence E. Harris	61	Director
Wayne Wagner	79	Director
Richard Gates	46	Director
Gary Katz	57	Director

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

Richard Gates—Mr. Gates has been a director since April 2012. Mr. Gates co-founded TFS Capital, a registered investment advisor from 1997-2017 that focused on the equity markets. During those 20 years, TFS won several awards, including the first-ever Morningstar Alternatives Fund Manager of the Year. While at TFS, Mr. Gates worked with the SEC on market structure, short selling regulations, and other issues. In 2014, Mr. Gates co-founded Elmagin Capital LLC, an asset manager focused on the wholesale power markets. Mr. Gates graduated from the University of Virginia in 1994 with a bachelor's degree in Chemical Engineering.

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

Gary Katz—Mr. Katz has been a director since January 2017. He was the President and Chief Executive Officer of the International Securities Exchange ("ISE") and a co-founder of ISE. Mr. Katz was one of the principal developers of the unique options market structure—an auction market on an electronic platform—used by all three options exchanges; ISE, ISE Gemini and ISE Mercury and was named as inventor or co-inventor on six patents that the ISE received or applied for relating to its proprietary trading system and technology. He served on the Executive Board of Eurex and on the Board of Directors of The Options Clearing Corporation and chaired the Board's newly formed technology committee. Mr. Katz also served on the Board of Directors of Direct Edge. Mr. Katz graduated from New York University with a master's degree in Statistics with Distinction and a bachelor's degree from Queens College. Mr. Katz is currently chairman of the board of Farmer's Pantry LLC, a start-up in the consumer goods industry and additionally serves on the board of Long Island Autism Communities, Inc., a not for profit, 501(c)(3) organization dedicated to developing supportive integrated communities for adults with autism.

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

Mr. Thomas Peterffy, our founder, Chairman and Chief Executive Officer, and his affiliates beneficially own approximately 89.2% of the economic interests and all of the voting interests in Holdings, which owns all of our Class B common stock, representing approximately 82.6% of the combined voting power of all classes of our voting stock. As a result, Mr. Thomas Peterffy has the ability to elect all of the members of our board of directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, material expansions or contractions of our business, entry into new lines of business, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on our common stock. In addition, Mr. Thomas Peterffy is able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could discourage potential takeover attempts that other stockholders may favor and could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and this may adversely affect the market price of our common stock.

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

We are a holding company and our primary assets are our approximately 17.4% equity interest in IBG LLC and our controlling interest and related rights as the sole managing member of IBG LLC and, as such, we operate and control all of the business and affairs of IBG LLC and are able to consolidate IBG LLC's financial results into our financial statements. We have no independent means of generating revenues. IBG LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, its taxable income is allocated on a pro rata basis to Holdings and us. Accordingly, we incur income taxes on our proportionate share of the net taxable income of IBG LLC, and also incur expenses related to our operations. We intend to cause IBG LLC to distribute cash to its members in amounts at least equal to that necessary to cover their tax liabilities, if any, with respect to the earnings of IBG LLC. To the extent we need funds to pay such taxes, or for any other purpose, and IBG LLC is unable to provide such funds, it could have a material adverse effect on our business, financial condition and results of operations.

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

As a result of the IPO and the Redemptions by Holdings, the increase in the tax basis attributable to our interest in IBG LLC is $1.2 billion. The tax savings that we would actually realize as a result of this increase in tax basis likely would be significantly less than this amount multiplied by our effective tax rate due to a number of factors, including the allocation of a portion of the increase in tax basis to foreign or non-depreciable fixed assets, the impact of the increase in the tax basis on our ability to use foreign tax credits and the rules relating to the amortization of intangible assets, for example. Based on facts and assumptions as of December 31, 2017, including that subsequent purchases of IBG LLC interests will occur in fully taxable transactions, the potential tax basis increase resulting from the historical and future purchases of the IBG LLC interests held by Holdings could be as much as $14.5 billion. The Tax Receivable Agreement requires 85% of such tax savings, if any, to be paid to Holdings, with the balance to be retained by us. The actual increase in tax basis depends, among other factors, upon the price of shares of our common stock at the time of the purchase and the extent to which such purchases are taxable and, as a result, could differ materially from this amount. Our ability to achieve benefits from any such increase, and the amount of the payments to be made under the Tax Receivable Agreement, depends upon a number of factors, as discussed above, including the timing and amount of our future income.

The tax basis of $14.5 billion assumes that (a) all remaining IBG LLC membership interests held by Holdings are purchased by us and (b) such purchases in the future are made at prices that reflect the closing share price as of December 31, 2017. In order to have a $14.5 billion tax basis, the offering price per share of Class A common stock in such future public offering will need to exceed the then current cost basis per share of Class A common stock by approximately $44.89.

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

The members of Holdings have the right to cause the redemption of their Holdings membership interests over time in connection with offerings of shares of our common stock. We intend to sell additional shares of common stock in public offerings in the future, which may include offerings of our common stock to finance future purchases of IBG LLC membership interests which, in turn, will finance corresponding redemptions of Holdings membership interests. These offerings and related transactions are anticipated to occur at least annually into the future. The size and occurrence of these offerings may be affected by market conditions. We may also issue additional shares of common stock or convertible debt securities to finance future acquisitions or business combinations. We currently have approximately 71 million outstanding shares of common stock. Assuming no anti-dilution adjustments based on combinations or divisions of our common stock, the offerings referred to above could result in the issuance by us of up to an additional approximately 340 million shares of common stock. It is possible, however, that such shares could be issued in one or a few large transactions.

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

We are exposed to risks associated with our international operations.

During 2017, approximately 18% of our net revenues were generated by our operating companies outside the U.S. We are exposed to risks and uncertainties inherent in doing business in international markets, particularly in the heavily regulated brokerage industry. Such risks and uncertainties include political, economic and financial instability; unexpected changes in regulatory requirements, tariffs and other trade barriers; exchange rate fluctuations; applicable currency controls; and difficulties in staffing, including reliance on newly hired local experts, and managing foreign operations. These risks could cause a material adverse effect on our business, financial condition and results of operations.

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

Our computer infrastructure is potentially vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems and security breaches. Any such problems or security breaches could cause us to have liability to one or more third parties, including our customers, and disrupt our operations. A party able to circumvent our security measures could misappropriate proprietary information or customer information, jeopardize the confidential nature of information transmitted over the Internet or cause interruptions in our operations. Concerns over the security of Internet transactions and the privacy of users could also inhibit the growth of the Internet or the electronic brokerage industry in general, particularly as a means of conducting commercial transactions. To the extent that our activities involve the storage and transmission of proprietary information such as personal financial information, security breaches could expose us to a risk of financial loss, litigation and other liabilities. Our estimated annual losses from reimbursements to customers whose accounts have been negatively affected by unauthorized access have historically been less than $500,000 annually and effectively zero since the widespread introduction of our Secure Transaction Program. Our current insurance program may protect us against some, but not all, of such losses. Any of these events, particularly if they (individually or in the aggregate) result in a loss of confidence in our company or electronic brokerage firms in general, could have a material adverse effect on our business, financial condition and results of operations.

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

We are exposed to substantial risks of liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, the CFTC, the Federal Reserve, state securities regulators, self-regulatory organizations and foreign regulatory agencies. We are also subject to the risk of litigation and claims that may be without merit. We could incur significant legal expenses in defending ourselves against and resolving lawsuits or claims. An adverse resolution of any future lawsuits or claims against us could result in a negative perception of our company and cause the market price of our common stock to decline or otherwise have an adverse effect on our business, financial condition and results of operations. See "Legal Proceedings and Regulatory Matters" in Part I Item 3 of this Annual Report on Form 10-K.

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

Although our growth strategy has not focused historically on acquisitions, we may in the future engage in evaluations of potential acquisitions and new businesses. We may not have the financial resources necessary to consummate any acquisitions in the future or the ability to obtain the necessary funds on satisfactory terms. Any future acquisitions may result in significant transaction expenses and risks associated with entering new markets in addition to integration and consolidation risks. Because acquisitions historically have not been a core part of our growth strategy, we have little experience in successfully utilizing acquisitions. We may not have sufficient management, financial and other resources to integrate any such future acquisitions or to successfully operate new businesses and we may be unable to profitably operate our expanded company.

Because our revenues and profitability depend on trading volume, they are prone to significant fluctuations and are difficult to predict.

Our revenues are dependent on the level of trading activity on securities and derivatives exchanges in the U.S. and abroad. In the past, our revenues and operating results have varied significantly from period to period primarily due to the willingness of market maker competitors to trade more aggressively by decreasing their bid/offer spreads and thereby assuming more risk in order to acquire market share, to movements and trends in the underlying markets, to fluctuations in trading levels and also due to the curtailing of our market making activities. As a result, period to period comparisons of our revenues and operating results may not be meaningful, and future revenues and profitability may be subject to significant fluctuations or declines.

We may incur material trading losses from our market making activities.

A portion of our revenues and operating profits is derived from our trading as principal in our role as a market maker and specialist. We may incur trading losses relating to these activities since each primarily involves the purchase or sale of securities for our own account. In any period, we may incur trading losses in a significant number of securities for a variety of reasons including:

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

The following table sets forth certain information with respect to our leased facilities:

Location	Space (sq. feet)	Expiration	Principal Usage
North America
Greenwich, CT	162,273	2030	Headquarters and data center
Greenwich, CT	42,196	2019	Office space
Chicago, IL	48,275	2026	Office space
Washington, D.C.	8,884	2024	Office space
West Palm Beach, FL	8,509	2027	Office space
Montreal, Canada	4,566	2019	Office space
Vancouver, Canada	2,737	2021	Office space
Boston, MA	2,348	2021	Office space
San Francisco, CA	833	2019	Office space
Secaucus, NJ	785	2022	Office space
Europe
Zug, Switzerland	19,246	2018	Office space and data center
Zug, Switzerland	4,435	2021	Office space
London, United Kingdom	12,969	2023	Office space
Tallinn, Estonia	7,875	2023	Office space
Budapest, Hungary	6,412	2018	Office space
St. Petersburg, Russia	2,742	2018	Office space
Vaduz, Liechtenstein	2,370	2018	Data center
Asia—Pacific
Mumbai, India	12,061	2020	Office space
Mumbai, India	11,229	2022	Office space
Hong Kong	8,872	2018	Office space
Hong Kong	6,739	2019	Office space
Shanghai, China	3,635	2021	Office space
Sydney, Australia	3,400	2023	Office space
Tokyo, Japan	2,161	2019	Office space

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

Trading Technologies Matter

On February 3, 2010, Trading Technologies International, Inc. ("Trading Technologies") filed a complaint in the U.S. District Court for the Northern District of Illinois, Eastern Division, against IBG, Inc., IBG LLC, Holdings, and IB LLC. Thereafter, Trading Technologies dismissed IBG, Inc. and Holdings from the case, leaving only IBG LLC and IB LLC as defendants ("Defendants"). The operative complaint, as amended, alleges that the Defendants have infringed and continue to infringe twelve U.S. patents held by Trading Technologies. Trading Technologies is seeking, among other things, unspecified damages and injunctive relief ("the Litigation"). The Defendants filed an answer to Trading Technologies' amended complaint, as well as related counterclaims. The Defendants deny Trading Technologies' claims, assert that the asserted patents are not infringed and are invalid, and assert several other defenses as well. Trading Technologies also filed patent infringement lawsuits against approximately a dozen other companies in the same court. The Litigation was consolidated with the other lawsuits filed by Trading Technologies.

The Defendants and/or certain codefendants filed petitions with the United States Patent and Trademark Office ("USPTO") for Covered Business Method Review ("CBM Review") on the asserted patents. The District Court granted the Defendants' motion to stay the Litigation pending the CBM Reviews. The USPTO Patent Trial and Appeal Board found ten of the twelve asserted patents to be not patentable and two patents to be patentable. The Defendants have filed appeals on the claims that were held to be patentable.

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

On February 19, 2016, the Company filed a motion to dismiss the class action complaint. On September 28, 2016, the Court issued an order granting the Company's motion to dismiss and dismissing the complaint in its entirety, and without providing plaintiff leave to amend. On October 5, 2016, the Court entered judgment in the Company's favor. On October 12, 2016, plaintiff filed motions for leave to file an amended complaint and to vacate or amend judgment. On November 14, 2016, plaintiff also filed a motion to disqualify the district judge. The Company opposed all three motions. In memoranda of decision dated August 29, 2017 and September 5, 2017, the Court denied the motions. On September 28, 2017, plaintiff appealed the order of dismissal and subsequent judgment to the United States Court of Appeals for the Second Circuit. On January 9, 2018, the plaintiff filed his appellate brief. The opposition brief is currently due on April 10, 2018. We believe that the appeal, like the original complaint, lacks merit. Further, even if the Court's dismissal were to be overturned on appeal, we do not believe that a purported class action is appropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any particular customer's margin-deficient account. IB LLC and the related defendants intend to continue to defend themselves vigorously against the case and, consistent with past practice in connection with this type of unwarranted action, any potential claims for counsel fees and expenses incurred in defending the case shall be fully pursued against the plaintiff.

Pending Regulatory Inquiries

Our businesses are heavily regulated by state, federal and foreign regulatory agencies as well as numerous exchanges and self-regulatory organizations. Most of our companies are regulated under some or all of the following: state securities laws, U.S. and foreign securities, commodities and financial services laws and the rules of the more than 120 exchanges, market centers and self-regulatory organizations of which one or more of our companies may be members. In the current era of dramatically heightened regulatory scrutiny of financial institutions, we have incurred sharply increased compliance costs, along with the industry as a whole. Increased regulation also creates increased barriers to entry, however, we have built human and automated infrastructure to handle increased regulatory scrutiny, which provides us with a possible advantage over potential newcomers to the business.

We receive hundreds or thousands of regulatory inquiries each year in addition to being subject to frequent regulatory examinations. The great majority of these inquiries do not lead to fines or any further action against us. Most often, regulators do not inform us as to when and if an inquiry has been concluded. We are currently the subject of regulatory inquiries regarding topics such as order audit trail reporting, trade reporting, best execution, short sales, margin lending, anti-money laundering, technology development practices, business continuity planning and other topics of recent regulatory interest. We are unaware of any specific regulatory matter that, itself, or together with regulatory matters on the same specific topic, would have a material impact on our business, financial condition and results of operations. Nonetheless, in the current climate, we expect to pay significant and increasing regulatory fines on various topics on an ongoing basis, as other regulated financial services businesses do. The amount of any fines, and when and if they will be incurred, is impossible to predict given the nature of the regulatory process.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

The following table shows the high and low sale prices for the periods indicated for our common stock, as reported by NASDAQ :

	Sales Price
	High	Low
	(in dollars)
2016
First Quarter	$43.14	$29.50
Second Quarter	$41.40	$33.75
Third Quarter	$37.39	$33.66
Fourth Quarter	$39.68	$31.97
2017
First Quarter	$39.51	$34.11
Second Quarter	$38.23	$33.01
Third Quarter	$45.08	$36.23
Fourth Quarter	$62.33	$44.80

The closing price of our common stock on February 22, 2018, as reported by NASDAQ, was $67.52 per share.

Holders

On February 20, 2018, there were six holders of record, which does not reflect those shares held beneficially or those shares held in "street" name. Accordingly, the number of beneficial owners of our common stock exceeds this number.

Dividends and Other Restrictions

During the second quarter of 2011, we declared and paid a cash dividend of $0.10 per share and have continued this quarterly dividend policy through the current fiscal year end and into the first quarter of 2018. We currently intend to pay quarterly dividends of $0.10 per share to our common stockholders for the foreseeable future.

Stockholder Return Performance Graph

The following graph compares cumulative total stockholder return on our common stock, the S&P 500 Index and the NASDAQ Financial-100 Index from December 31, 2012 to December 29, 2017. The comparison assumes $100 was invested on December 31, 2012 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes.

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

At the time of the Company's IPO in 2007, three hundred sixty (360) million shares of authorized common stock were reserved for future sales and redemptions. From 2008 through 2016, Holdings redeemed 17,656,754 IBG LLC shares with an approximate total value of $476 million, which redemptions were funded using cash on hand at IBG LLC and through issuances of common stock.

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

As a consequence of this transaction, IBG, Inc.'s interest in IBG LLC increased to approximately 17.4%, with Holdings owning the remaining 82.6%. The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 89.1% to approximately 89.2%.

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

The Plan provides employees with two options to pay for their withholding tax obligations, which become due when restricted stock units vest into shares: either (1) reimburse the Company via cash payment, or (2) elect to have the Selling Stockholder withhold a portion of the vesting shares. In the case of employees who elect to have the IBG LLC withhold shares to cover their tax obligations, those shares are transferred to IBG LLC, which in turn, sells those shares in open market transactions to recover the amount paid to the tax authorities on the employees' behalf. For the year ended December 31, 2017 the Company sold 596,135 shares of its Class A common stock withheld from employees (with a fair value of $21 million) in open market transactions. The proceeds were used to reimburse the Company for withholding taxes paid by the Company on the employees' behalf.

As per General Instruction C of Form S-8, the sale of the shares described above constitutes a resale or reoffer of the Company's Class A common stock. The Post-Effective Amendment contains a reoffer prospectus that registers 6,400,000 shares of the Company's Class A common stock which represents the Company's estimate of shares that will be withheld from employees related to the vesting of Plan shares over the next nine years based on current tax rates and historical employee elections. The Company has re-issued 1,517,011 shares under this reoffer prospectus supplement. The reoffer prospectus allows for future sales by IBG LLC, on a continuous or delayed basis, to the public without restriction.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about shares of common stock available for future awards under all of the Company's equity compensation plans as of December 31, 2017. The Company has not made grants of common stock outside of its equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future awards under equity compensation plans(1)
Equity compensation plans approved by security holders	N/A	N/A	—
Equity compensation plans not approved by security holders	N/A	N/A	7,048,669

Total	—	—	—

(1)
In 2017, the Company amended the 2007 Stock Incentive Plan (the "Stock Incentive Plan") to extend its term for a ten-year period through April, 24, 2027, pending stockholders' approval at the Company's 2018 Annual Meeting. Amount represents restricted stock units available for future issuance of grants under the Company's Stock Incentive Plan, as amended.

ITEM 6.    SELECTED FINANCIAL DATA

The following tables set forth selected historical consolidated financial and other data of the Company. They are presented for the years ended, and as of, December 31, 2013, 2014, 2015, 2016, and 2017.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in millions, except share and per share amounts)
Consolidated Statement of Comprehensive Income Data
Revenues
Trading gains	$40	$163	$269	$261	$331
Commissions	647	612	617	549	502
Interest income	908	606	492	416	304
Other (loss) income(1)	332	94	(122)	(111)	(9)

Total revenues	1,927	1,475	1,256	1,115	1,128
Interest expense	225	79	67	72	52

Total net revenues	1,702	1,396	1,189	1,043	1,076

Non-interest expenses
Execution and clearing	241	244	231	212	243
Fixed expenses	410	385	354	322	315
Customer bad debt(2)	2	6	146	3	67

Total non-interest expenses	653	635	731	537	625

Income before income taxes	1,049	761	458	506	451
Income tax expense(1)	256	62	43	47	33

Net income	793	699	415	459	418
Less net income attributable to noncontrolling interests	717	615	366	414	381

Net income available for common stockholders	$76	$84	$49	$45	$37

Earnings per share
Basic	$1.09	$1.28	$0.80	$0.79	$0.74

Diluted	$1.07	$1.25	$0.78	$0.77	$0.73

Comprehensive income available for common stockholders	$87	$80	$39	$30	$34

Comprehensive income attributable to noncontrolling interests	$771	$594	$313	$322	$356

Comprehensive earnings per share
Basic	$1.24	$1.21	$0.64	$0.52	$0.69

Diluted	$1.22	$1.19	$0.62	$0.51	$0.67

Weighted average common shares outstanding
Basic	69,926,933	66,013,247	61,043,071	56,492,381	49,742,428

Diluted	70,904,921	67,299,413	62,509,796	57,709,668	50,924,736

(1)
The results for 2017 include the impact of the Tax Cuts and Job Act ("Tax Act") which was enacted on December 22, 2017. The Tax Act resulted in additional income tax expense of $62 million for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries and $115 million from the remeasurement of the Company's deferred tax assets at the reduced corporate income tax rate of 21%. Other income includes a $93 million gain from the remeasurement of Tax Receivable Agreement liability, payable to Holdings, which is associated with and offsetting to the expense on remeasurement of deferred tax assets. See Note 4 and Note 10 to the audited consolidated financial statements, in Part II, Item 8 of this Annual Report on Form 10-K.

(2)
The results for 2015 include an unusual loss of $137 million as further described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7 of this Annual Report on Form 10-K. In October 2013, a small number of the Company's brokerage customers had taken relatively large positions in four securities listed on the Singapore Exchange. In early October, within a very short timeframe, these securities lost over 90% of their value. The customer accounts were margined and fell into deficits totaling $64 million prior to the time the Company took possession of their securities positions.

	December 31,
	2017	2016	2015	2014	2013
	(in millions)
Consolidated Statement of Financial Condition Data
Cash, cash equivalents and short-term investments(1)	$23,999	$26,053	$23,105	$17,059	$15,591
Total assets(2)(3)	$61,162	$54,673	$48,734	$43,385	$37,871
Total liabilities(3)	$54,729	$48,853	$43,390	$38,200	$32,779
Stockholders' equity	$1,090	$974	$863	$766	$707
Noncontrolling interests	$5,343	$4,846	$4,481	$4,419	$4,385

(1)
Cash, cash equivalents and short-term investments represent cash and cash equivalents, cash and securities segregated under federal and other regulations, short-term investments and securities purchased under agreements to resell.

(2)
As of December 31, 2017, approximately $60.8 billion, or 99.3%, of total assets were considered liquid and consisted primarily of cash, marketable securities and collateralized receivables.

(3)
As a result of the Company's acquisition from Holdings of IBG LLC membership interests, the Company received not only an interest in IBG LLC but also, for federal income tax purposes, a step-up to the federal income tax basis of the assets of IBG LLC underlying such additional interest. This increased tax basis is expected to result in tax benefits as a result of increased amortization deductions. The Company will retain 15% of the tax benefits actually realized. As set forth in the Tax Receivable Agreement the Company entered into with Holdings, the Company will pay the remaining 85% of the realized tax benefits relating to any applicable tax year to Holdings. The deferred tax asset was $146 million, $273 million, $288 million, $279 million, and $295 million and the corresponding payable to Holdings was $187 million, $285 million, $291 million, $277 million, and $287 million as of December 31, 2017, 2016, 2015, 2014, and 2013, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7 of this Annual Report on Form 10-K for additional details related to the impact of the Tax Act on the Company.

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

Business Overview

We are an automated global electronic broker and market maker (although, we have substantially exited the options market making business—see Note 2—Discontinued Operations and Costs Associated with Exit or Disposal Activities to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K). We custody and service accounts for hedge and mutual funds, registered investment advisers, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders and executing and processing trades in securities, futures and foreign exchange instruments on more than 120 electronic exchanges and market centers around the world. Since our inception in 1977, we have focused on developing proprietary software to automate broker-dealer functions. The proliferation of electronic exchanges in the last 27 years has provided us with the opportunity to integrate our software with an increasing number of exchanges and market centers into one automatically functioning, computerized platform that requires minimal human intervention.

In connection with our IPO priced on May 3, 2007, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC's financial results into its financial statements. Our primary assets are our ownership of approximately 17.4% of the membership interests of IBG LLC, the current holding company for our businesses, and our controlling interest and related contractual rights as the sole managing member of IBG LLC. The remaining approximately 82.6% of IBG LLC membership interests are held by Holdings, a holding company that is owned by our founder, Chairman and Chief Executive Officer, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The IBG LLC membership interests held by Holdings will be subject to purchase by us over time in connection with offerings by us of shares of our common stock.

Business Segments

We report our results in two operating business segments, electronic brokerage and market making (being discontinued). These segments are analyzed separately as these are the two principal business activities from which we derive our revenues and to which we allocate resources.

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

Our customer base is diverse with respect to geography and segments. Currently, more than half of our customers reside outside the U.S. in over 200 countries and territories, with over 50% of new customers coming from outside the U.S. Approximately 64% of our customers' equity is in institutional accounts such as hedge funds, financial advisors, proprietary trading desks and introducing brokers. Specialized products and services that we have developed are successfully attracting these accounts. For example, we offer prime brokerage services, including capital introduction and securities lending to hedge funds; and our model portfolio technology and automated share allocation and rebalancing tools are particularly attractive to financial advisors.

We provide a host of analytical tools such as IB Investors' MarketplaceSM, which allows wealth advisors to search for money managers and assign them to customer accounts based on their investment strategy. IB EmployeeTrackSM is widely used by compliance officers of financial institutions to streamline the process of tracking their employees' brokerage activities. The Probability LabSM allows our customers to analyze option strategies under various market assumptions. IB Portfolio Builder allows our customers to set up an investment strategy based on research and rankings from top research providers and fundamental data. IB Asset Management recruits registered financial advisors, vets them, analyzes their investment track records, groups them by their risk profile, and allows retail investors to assign their accounts to be traded by one or more advisors. In addition, Greenwich Compliance offers direct expert registration and start-up compliance services, as well as answers to basic day-to-day compliance questions for experienced investors and traders looking to start their own investment advisor firms. Greenwich Compliance professionals have regulatory and industry experience, and they can help investment advisors trading on the IB platform meet their registration and compliance needs. In 2017, we launched the IB Debit Mastercard® which allows customers to spend and borrow directly against their account and to make purchases and ATM withdrawals anywhere Debit Mastercard® is accepted around the world. In 2017, we also launched our Insured Bank Deposit Sweep Program, which provides customers with up to $2,500,000 of FDIC insurance on their eligible cash balances in addition to the existing $250,000 SIPC coverage for a maximum coverage of $2,750,000.

Market Making.    On March 8, 2017 we announced our intention to discontinue our options market making activities globally and we are currently in the process of winding down these operations. Additionally, as we previously announced, we entered into a definitive transaction to transfer our U.S. options market making operations to Two Sigma Securities, LLC. This transaction closed on September 29, 2017. We intend to continue conducting certain proprietary trading activities in stocks and related instruments to facilitate our electronic brokerage customers' trading in products such as ETFs, ADRs, CFDs and other financial instruments. However, we do not expect this activity to be of sufficient size as to require reporting these activities as a separate segment after we discontinue our options market making activities.

We conduct our market making business primarily through our Timber Hill subsidiaries. As a market maker we provide liquidity by offering competitively tight bid/offer spreads over a broad base of tradable, exchange-listed products. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time. Our entire portfolio is evaluated many times per second and continuously rebalanced throughout the trading day, thus minimizing the risk of our portfolio at all times. This real-time rebalancing of our portfolio, together with our real-time proprietary risk management system, enables us to curtail risk.

The operating business segments are supported by our corporate segment which provides centralized services and executes our currency diversification strategy.

Business Environment

Against a backdrop of a still sluggish trading environment amid historically low market volatility, we maintained our position as the largest U.S. electronic broker as measured by the number of customer revenue trades and increased our Daily Average Revenue Trades ("DARTs") by 4% from 2016. New customer account growth remained robust as total customer accounts increased 25% from 2016 to 483 thousand. Institutional customers, such as hedge funds, mutual funds, introducing brokers, proprietary trading groups and financial advisors, comprised approximately 48% of total accounts and approximately 64% of total customer equity at the end of 2017. Our customer base continues to be geographically diverse, with customers residing in over 200 countries and territories and over 50% of new customers come from outside the U.S. Average equity per account increased 16% from 2016 to $258 thousand, as we continued to attract larger customers that seek our superior technology and low costs as well as our securities finance services, including margin lending and short sale support.

Electronic brokerage net interest income grew 30%, compared to 2016. The Federal Reserve's increases in the Federal Funds target rate in December 2016, March 2017, June 2017 and December 2017, together with higher average customer credit and margin loan balances, generated significantly more net interest income than in 2016. Our low margin lending rates are tied to benchmark rates, such as the Federal Funds rate in the U.S. In 2017, our customers paid 0.8% to 2.9% for their U.S. dollar margin loans with us. Average customer credit balances rose 14% due to an inflow of new accounts, and average customer margin loan balances increased by 41% from 2016 due to customers' appetite for increased leverage, along with expanded prime broker financing.

Market making segment results decreased in 2017 on lower trading gains, as expected, reflecting the winding down of our options market making operations.

The following is a summary of the key profit drivers that affect our business and how they compared to 2016:

Global trading volumes.    According to data received from exchanges worldwide, volumes in exchange-listed equity-based options increased by approximately 7% globally and 3% in the U.S. for the year ended December 31, 2017, compared to 2016. During 2017 we accounted for approximately 5.1% (7.9% in 2016) of the exchange-listed equity-based options volume traded worldwide (including options on ETFs and stock index products), and approximately 7.7% (10.9% in 2016) of exchange-listed equity-based options volume traded in the U.S. The decreases in both measures were driven by our pull-back in options market making. It is important to note that this metric is not directly correlated with our profits. See tables on pages 62-63 of this Annual Report on Form 10-K for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

Volatility.    Since we typically maintain an overall long volatility position, our market making profits are generally correlated with market volatility, protecting us against a severe market dislocation in either direction. Based on the Chicago Board Options Exchange Volatility Index ("VIX®"), the average volatility decreased to 11.1 in 2017, down 30% from the average of 15.9 in 2016. As we had begun to wind down our market making activities, volatility had less of an impact in 2017 than in 2016. Lower volatility also impacts our electronic brokerage segment because it results in fewer trading opportunities for our customers. Despite an 8% decline in average DARTS per account, our total DARTs increased 4% compared to 2016.

Currency fluctuations.    As a global electronic broker and market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in proportion to a defined basket of 14 currencies we call the "GLOBAL" in order to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During 2017 the value of the GLOBAL, as measured in U.S. dollars, increased 3.06% compared to its value as of December 31, 2016, which had a positive impact on our comprehensive earnings for 2017.

A discussion of our approach for managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled "Quantitative and Qualitative Disclosures about Market Risk."

Financial Overview

Diluted earnings per share were $1.07 for the year ended December 31, 2017 ("current year"), compared to diluted earnings per share of $1.25 for the year ended December 31, 2016 ("prior year"). The calculation of diluted earnings per share is detailed in Note 4 to the audited consolidated financial statements, in Part II, Item 8 of this Annual Report on Form 10-K.

On a comprehensive basis, which includes other comprehensive income ("OCI"), diluted earnings per share were $1.22 for the current year, compared to diluted earnings per share of $1.19 for the prior year.

In connection with our currency diversification strategy (i.e., GLOBALs) at December 31, 2017 approximately 30% of our equity was denominated in currencies other than the U.S. dollar. In the current year, our currency diversification strategy increased our comprehensive earnings by $175 million (versus a decrease of $65 million in the prior year), as the U.S. dollar value of the GLOBAL increased by approximately 3.06%, compared to its value as of December 31, 2016. The effects of our currency diversification strategy are reported as (1) a component of other income in the consolidated statement of comprehensive income and (2) OCI in the consolidated statement of financial condition and the consolidated statement of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

In light of our decision to wind down our options market making activities globally, we removed the Singapore dollar (SGD) and realigned the relative weight of the U.S. dollar (USD) versus the other currency components to better reflect our businesses going forward. The new composition, which was effective as of the close of business on March 31, 2017, contains 14 currencies, one fewer than the prior composition.

Consolidated:    For the current year, our net revenues were $1,702 million and income before income taxes was $1,049 million, compared to net revenues of $1,396 million and income before income taxes of $761 million in the prior year. The increase in income before income taxes in the current year was mainly driven by a 30% increase in net interest income and a 253% increase in other income, partially offset by a 75% decrease in trading gains. Our pre-tax profit margin was 62%, compared to 55% for the prior year.

The results for the year were negatively impacted by the effects of the Tax Cuts and Jobs Act (the "Tax Act"), enacted on December 22, 2017. The Tax Act significantly revised U.S. corporate income tax law by, among other things, reducing the corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. As a result of the Tax Act, the current year includes a net reduction in consolidated earnings of approximately $84 million, of which $62 million is due to the one-time repatriation tax and a net $22 million is related to the remeasurement of our U.S. deferred tax assets at lower enacted corporate tax rates. The impact of the Tax Act recognized this year may differ, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions we may take as a result of the Tax Act. The effects of the Tax Act are further detailed in Note 10 to the audited consolidated financial statements, in Part II, Item 8 of this Annual Report on Form 10-K.

Electronic Brokerage:    For the current year, income before income taxes in our electronic brokerage segment increased $104 million, or 14%, compared to the prior year, driven by higher net interest income and commissions, partially offset by lower other income and higher execution and clearing, general and administrative, and employee compensation and benefits expenses. Net revenues increased 13%, mainly from a 30% increase in net interest income, driven by higher Federal Funds rates and higher average customer credit and margin loan balances, and a 6% increase in commissions, primarily driven by higher options contract and stock share volumes; partially offset by a 16% decrease in other income, driven by a $12 million net mark-to-market loss on our U.S. government securities portfolio (compared to a $26 million net mark-to-market gain in the prior year). Pre-tax profit margin was 61% for both the current year and the prior year. Customer accounts grew 25%, and customer equity increased 46% from the prior year. For the current year, total DARTs for cleared and execution-only customers increased 4% to 688 thousand, compared to 660 thousand for the prior year.

Market Making:    For the current year, income before income taxes in our market making segment decreased $71 million, compared to the prior year, to a loss of $27 million. Trading gains decreased 75% on lower trading volumes, as we wind down our options market making activities. In addition, the results for the current year include approximately $25 million in one-time exit costs, primarily consisting of the write-down of the value of exchange trading rights, included in general and administrative expenses, and severance costs for employee terminations, included in employee compensation and benefits expense. These exit costs were partially offset by a $13 million net recovery of costs related to the wind-down of our U.S. options market making operations included in other income.

On March 8, 2017, the Company announced its intention to discontinue its options market making activities globally. We will continue to access the phase-out of our market making operations outside of the U.S substantially over the coming months. Consistent with earlier estimates, we recognized approximately $25 million in one-time restructuring costs in the current year. A substantial portion of these exit costs is expected to be defrayed by continuing certain market making operations until the restructuring is complete. In addition, as a result of discontinuing our options market making activities, we expect that approximately $40 million in annual net expenses will be absorbed by the electronic brokerage segment, of which approximately $11 million was absorbed during the current year. As of December 31, 2017, on a prospective basis, approximately 82% of the resources related to the $40 million in annual net expenses have been transferred to the electronic brokerage segment.

We intend to continue conducting certain proprietary trading activities in stocks and related instruments to facilitate our electronic brokerage customers' trading in products such as ETFs, ADRs, CFDs and other financial instruments. However, we do not expect this activity to be of sufficient size as to require reporting these activities as a separate segment after we discontinue our options market making activities.

Sale of U.S. Options Market Making Operations:    In connection with the sale of our U.S. options market making operations to Two Sigma Securities, LLC on September 29, 2017, during the current year we recorded a gain of $11 million and consulting fees of $2 million, reflecting the recovery of costs we incurred during the transition of these operations to Two Sigma Securities, LLC. As of the end of the current year, we had discontinued nearly all of our U.S. and the majority of our non-U.S. options market making operations.

Under the agreement with Two Sigma Securities, LLC, we have the opportunity for future income from an earn-out agreement, based on the performance of the options market making business under Two Sigma Securities, LLC's control. Under the agreement, we would earn a share of any U.S. profits after variable costs and other agreed-upon costs for three years; and a separate share of any non-U.S. profits after variable costs for four years. The agreement provides Two Sigma Securities, LLC the opportunity to enter non-U.S. parts of this business and, while it does not preclude us from participating in those markets, the earn-out would be effective only in markets where we did not compete.

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

The following two tables present net revenues and income before income taxes for each of our business segments for the periods indicated.

Net revenues of each of our segments and our total net revenues are summarized below:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Electronic brokerage	$1,405	$1,239	$1,097
Market making	86	190	298
Corporate(1)	211	(33)	(206)

Total	$1,702	$1,396	$1,189

(1)
The corporate segment includes corporate related activities, inter-segment eliminations, and gains and losses on positions held as part of our overall currency diversification strategy.

Income before income taxes of each of our segments and our total income before income taxes are summarized below:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Electronic brokerage	$860	$756	$536
Market making	(27)	44	130
Corporate(1)	216	(39)	(208)

Total	$1,049	$761	$458

(1)
The corporate segment includes corporate related activities, inter-segment eliminations, and gains and losses on positions held as part of our overall currency diversification strategy.

Net Revenues

Trading Gains

Trading gains are generated in the normal course of our market making business. Trading revenues are, in general, proportional to the trading activity in the markets. Trading gains accounted for approximately 2%, 12%, and 23% of our total net revenues for the years ended December 31, 2017, 2016, and 2015, respectively.

Trading gains also include revenues from net dividends. Market making activities require us to hold a substantial inventory of equity securities. We derive revenues in the form of dividend income from these equity securities. This dividend income is largely offset by dividend expense incurred when we make payments in lieu of dividends on short positions in securities in our portfolio. Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record. When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase the stock on or after the ex-dividend date. Hence, the apparent gains and losses due to these price changes must be taken together with the dividends paid and received, respectively, to accurately reflect the results of our market making activities.

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

Commissions

We earn commissions from our cleared customers for whom we act as an executing and clearing broker and from our non-cleared customers for whom we act as an execution-only broker. We have a commission structure that allows customers to choose between an all-inclusive fixed, or "bundled", rate and a tiered, or "unbundled", rate that offers lower commissions for high volume customers. For "unbundled" commissions, we pass through regulatory and exchange fees separately from our commissions, adding transparency to our fee structure. Commissions accounted for 38%, 44%, and 52% of our total net revenues for the years ended December 31, 2017, 2016, and 2015, respectively.

Our commissions are geographically diversified. In 2017, 2016, and 2015 we generated 32%, 30%, and 26%, respectively, of commissions from operations conducted internationally.

Interest Income and Interest Expense

We earn interest on customer funds segregated in safekeeping accounts; on customer borrowings on margin, secured by marketable securities these customers hold with us; from our investments in U.S. and foreign government securities; from borrowing and lending securities in the general course of our brokerage and market making activities; and on deposits with banks. Interest income accounted for 53%, 43%, and 41% of our total net revenues for the years ended December 31, 2017, 2016, and 2015, respectively. Interest income is partially offset by interest expense.

We pay interest on cash balances customers hold with us; for borrowing and lending securities in the general course of our market making and brokerage activities; and on our borrowings. Interest expense accounted for 13%, 6%, and 6% of our total net revenues for the years ended December 31, 2017, 2016, and 2015, respectively.

We have automated and integrated our securities lending system with our trading system. As a result, we have been able to tailor our securities lending activity to produce more optimal results when taken together with trading gains (see description under "Trading Gains" above).

Net interest income accounted for approximately 40%, 38%, and 36% of our total net revenues for the years ended December 31, 2017, 2016, and 2015, respectively.

Other Income (Loss)

A primary component of other income (loss) is foreign currency gains and losses from our currency diversification strategy. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled "Quantitative and Qualitative Disclosures about Market Risk."

Other income (loss) also consists of mark-to-market gains and losses on our U.S. government securities portfolio; income from market data fees, account activity fees, risk exposure fees and payments for order flow; gains and losses on financial instruments at fair value and on other financial instruments that are not held for our market making activities. In addition, 2017 includes a net gain on the sale of the U.S. options market making operations. Other income (loss) accounted for approximately 20%, 7%, and (10%) of our total net revenues for the years ended December 31, 2017, 2016, and 2015, respectively.

Non-Interest Expenses

Execution and Clearing Expenses

Execution and clearing expenses include the costs of executing and clearing our market making and electronic brokerage trades, as well as liquidity rebates received from various exchanges and market centers, regulatory fees, market data fees, and payments for order flow. Execution fees are paid primarily to electronic exchanges and market centers on which we trade. Clearing fees are paid to clearing houses and clearing agents. Market data fees are paid to third parties to receive streaming price quotes and related information. Payments for order flow are paid primarily as part of exchange-mandated programs.

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

Noncontrolling Interest

We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and consolidate IBG LLC's financial results into our financial statements. As of December 31, 2017, we held approximately 17.4% ownership interest in

IBG LLC. Holdings is owned by the original members of IBG LLC and holds approximately 82.6% ownership interest in IBG LLC. We reflect Holdings' ownership as a noncontrolling interest in our consolidated statement of financial condition, consolidated statement of comprehensive income, consolidated statement of changes in equity and consolidated statement of cash flows. Our share of IBG LLC's net income, excluding Holdings' noncontrolling interest, for the current year was approximately 17.0%, compared to approximately 16.2% for the prior year.

Certain Trends and Uncertainties

We believe that our current operations may be favorably or unfavorably impacted by the following trends that may affect our financial condition and results of operations:

  •
  Our market making activities will continue to be impacted by the following trends until we complete its wind-down.

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

  •
  Benchmark interest rates have fluctuated over the past years due to economic conditions. Changes in interest rates may not be predictable.

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

	Year Ended December 31,
	2017	2016	2015
	(in millions, except share and per share amounts)
Revenues
Trading gains	$40	$163	$269
Commissions	647	612	617
Interest income	908	606	492
Other income (loss)	332	94	(122)

Total revenues	1,927	1,475	1,256
Interest expense	225	79	67

Total net revenues	1,702	1,396	1,189

Non-interest expenses
Execution and clearing	241	244	231
Employee compensation and benefits	249	242	227
Occupancy, depreciation and amortization	47	51	44
Communications	28	30	25
General and administrative	86	62	58
Customer bad debt	2	6	146

Total non-interest expenses	653	635	731

Income before income taxes	1,049	761	458
Income tax expense	256	62	43

Net income	793	699	415
Less net income attributable to noncontrolling interests	717	615	366

Net income available for common stockholders	$76	$84	$49

Earnings per share
Basic	$1.09	$1.28	$0.80

Diluted	$1.07	$1.25	$0.78

Weighted average common shares outstanding
Basic	69,926,933	66,013,247	61,043,071

Diluted	70,904,921	67,299,413	62,509,796

Comprehensive income
Net income available for common stockholders	$76	$84	$49

Other comprehensive income
Cumulative translation adjustment, before income taxes	11	(4)	(10)
Income taxes related to items of other comprehensive income	—	—	—

Other comprehensive income (loss), net of tax	11	(4)	(10)

Comprehensive income available for common stockholders	$87	$80	$39

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$717	$615	$366
Other comprehensive income—cumulative translation adjustment	54	(21)	(53)

Comprehensive income attributable to noncontrolling interests	$771	$594	$313

The following table sets forth our consolidated results of operations as a percent of our total net revenues for the indicated periods:

	Year Ended December 31,
	2017	2016	2015
Revenues
Trading gains	2%	12%	23%
Commissions	38%	44%	52%
Interest income	53%	43%	41%
Other income (loss)	20%	7%	(10)%

Total revenues	113%	106%	106%
Interest expense	13%	6%	6%

Total net revenues	100%	100%	100%

Non-interest expenses
Execution and clearing	14%	17%	19%
Employee compensation and benefits	15%	17%	19%
Occupancy, depreciation and amortization	3%	4%	4%
Communications	2%	2%	2%
General and administrative	5%	4%	5%
Customer bad debt	0%	0%	12%

Total non-interest expenses	38%	45%	61%

Income before income taxes	62%	55%	39%
Income tax expense	15%	4%	4%
Net Income	47%	50%	35%
Less net income attributable to noncontrolling interests	42%	44%	31%

Net income available for common stockholders	4%	6%	4%

Year Ended December 31, 2017 ("current year") compared to the Year Ended December 31, 2016 ("prior year")

Net Revenues

Total net revenues, for the current year, increased $306 million, or 22%, compared to the prior year, to $1,702 million. The increase in net revenues was primarily due to higher net interest income, other income and commissions, partially offset by lower trading gains. Trading volume is an important driver of revenues and costs for both our electronic brokerage and market making segments. During the current year, our electronic brokerage options contract and stock share volumes increased 11% and 50% (largely driven by low-priced U.S. and Hong Kong shares), respectively, while futures contract volume decreased 8%, compared to the prior year. Market making trading volumes were significantly down as we began to wind down our market making activities globally during the current year.

Trading Gains

Trading gains, for the current year, decreased $123 million, or 75%, compared to the prior year, to $40 million. Reflecting the wind-down of our options market making activities during the current year, our market making operations executed 31.3 million trades compared to 64.0 million trades executed in the prior year. In addition, market making options and futures contract and stock share volumes decreased 67%, 60%, and 45%, respectively, compared to the prior year.

Trading gains were also unfavorably impacted by decreases in volatility and in the actual-to-implied volatility ratio as compared to the prior year. Through our announcement on March 8, 2017, the market making segment had incurred net losses and the segment was not expected to return to meaningful profitability; however, the rate of continuing losses was substantially reduced after we began curtailing these activities.

The VIX®, which measures perceived U.S. equity market volatility, decreased 30% to an average of 11.1 for the current year, compared to an average of 15.9 for the prior year. The ratio of actual to implied volatility decreased to an average of 60% for the current year, compared to an average of 83% for the prior year. Both of these were negative trends for market making performance, but had less of an impact in the current year than in the prior year as we curtailed our market making activities.

Included in trading gains are net dividends. Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record. When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid, which will not be received by those who purchase stock on or after the ex-dividend date. Hence, the apparent gains and losses due to these price changes, reflecting the value of dividends paid to shareholders, must be taken together with the dividends paid and received, respectively, to accurately reflect the results of our market making activities.

Commissions

Commissions, for the current year, increased $35 million, or 6%, compared to the prior year, to $647 million, driven by higher customer trading volumes in options and stocks, continued customer account growth and higher average commission per customer order. Cleared customer options contract and stock share volumes increased 11% and 51%, respectively, while futures contract volume decreased 9%, compared to the prior year. Total DARTs for cleared and execution-only customers, for the current year, increased 4% to 688 thousand, compared to 660 thousand for the prior year. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current year, increased 5% to 639 thousand, compared to 609 thousand for the prior year. Average commission per DART for cleared customers, for the current year, increased by 1% to $3.97, compared to $3.92 for the prior year, reflecting larger average order sizes in stocks.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current year, increased $156 million, or 30%, compared to the prior year, to $683 million. The increase in net interest income was driven by higher average customer credit and margin loan balances and higher benchmark interest rates.

Net interest income on customer balances, for the current year, increased $141 million, compared to the prior year, driven by a $5.5 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, a $6.8 billion increase in average customer margin loans, and a 61 basis point increase in the average Federal Funds effective rate to 1.00%, compared to the prior year. As a result of the increases in the Federal Funds effective rate since December 2016, interest expense on customer credit balances increased from the prior year, in part, as certain customer credit balances that were not eligible to earn interest in the prior year became eligible to earn interest in the current year. The increase in benchmark rates also drove higher interest income earned on the investment of customer segregated cash and on margin lending to customers.

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

In the current year, average securities borrowed decreased 5%, to $4.0 billion and average securities loaned increased 35%, to $3.9 billion, compared to the prior year. Net interest earned from securities lending is also affected by the level of demand for securities positions held by our customers and in our market making business. During the current year, net fees earned by our electronic brokerage and market making segments from securities lending transactions increased $5 million, or 3%, compared to the prior year. The increase in net interest income from securities lending transactions was attributable to the electronic brokerage segment. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

The Company measures return on interest-earning assets using net interest margin ("NIM"). NIM is computed by dividing the annualized net interest income by the average interest-earning assets for the period. Interest-earning assets consist of cash and securities segregated for regulatory purposes (including U.S. government securities and securities purchased under agreements to resell), customer margin loans, securities borrowed and other interest-earning assets (solely firm assets).

The following table presents net interest income information corresponding to interest-earning assets and interest-bearing liabilities for the three years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Average interest-earning assets
Segregated cash and securities	$23,824	$24,134	$18,314
Customer margin loans	23,289	16,506	17,247
Securities borrowed	3,964	4,155	3,511
Other interest-earning assets	2,930	2,495	2,004

	$54,007	$47,290	$41,076

Average interest-bearing liabilities
Customer credit balances	$45,515	$39,980	$34,276
Securities loaned	3,917	2,897	3,000

	$49,432	$42,877	$37,276

Net Interest income
Segregated cash and securities, net	$226	$149	$68
Customer margin loans	392	217	199
Securities borrowed and loaned, net	161	156	149
Customer credit balances	(123)	(12)	(11)
Other net interest income(1)	32	17	20

Net interest income	$688	$527	$425

Net interest margin ("NIM")	1.27%	1.11%	1.03%

Annualized Yields
Segregated cash and securities	0.95%	0.62%	0.37%
Customer margin loans	1.68%	1.31%	1.15%
Customer credit balances	0.27%	0.03%	0.03%

(1)
Includes income from financial instruments which has the same characteristics as interest, but is reported in other income.

Other Income

Other income, for the current year, increased $238 million, or 253%, compared to the prior year, to $332 million, mainly driven by a gain of $110 million from our currency diversification strategy for the current year, compared to a loss of $40 million for the prior year, a gain of $93 million from the remeasurement of our Tax Receivable Agreement liability, payable to Holdings, as a result of the Tax Act, and a $13 million recovery of costs related to the wind-down of our U.S. options market making operations, partially offset by a $12 million net mark-to-market loss on our U.S. government securities portfolio in the current year, compared to $26 million net mark-to-market gain in the prior year. Despite an increase in average medium term interest rates during the current year, the net mark-to-market loss on our U.S. government securities portfolio was only $12 million, reflecting a reduction in the size and average duration of the portfolio. In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled "Quantitative and Qualitative Disclosures about Market Risk.

Non-Interest Expenses

Non-interest expenses, for the current year, increased $18 million, or 3%, compared to the prior year, to $653 million, mainly due to a $24 million increase in general and administrative expenses and a $7 million increase in employee compensation and benefits, partially offset by a $4 million decrease in occupancy expenses and a $4 million decrease in customer bad debt, compared to the prior year. As a percentage of total net revenues, non-interest expenses were 38% for the current year and 45% for the prior year.

Execution and Clearing

Execution and clearing expenses, for the current year, decreased $3 million, or 1%, compared to the prior year, to $241 million, driven by lower trading volume in our market making segment as we began to wind down our market making activities globally. Market making options and futures contract and stock share volumes decreased 67%, 60% and 45%, respectively, from the prior year. This was largely offset by higher execution and clearing expenses in our electronic brokerage segment, where customer options contract and stock share volumes increased 11% and 50%, respectively. In addition, the electronic brokerage segment received lower liquidity rebates from exchanges operating a make-or-take pricing model, in which we are paid for adding liquidity and charged for removing liquidity, as trading volume shifted away from orders that added liquidity to orders that removed liquidity in the current year compared to the prior year.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current year, increased $7 million, or 3%, compared to the prior year, to $249 million, mainly due to one-time exit costs related to the wind-down of our options market making activities and a 5% increase in the average number of employees to 1,213, for the current year, compared to 1,154 for the prior year. Within the operating business segments, we continued to add staff in customer service, legal and compliance, and software development to support electronic brokerage and reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 15% for the current year and 17% for the prior year.

Occupancy, Depreciation and Amortization

Occupancy, depreciation and amortization expenses, for the current year, decreased $4 million, or 8%, compared to the prior year, to $47 million, mainly due to lower office rent expenses and equipment related costs. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 3% for the current year and 4% for the prior year.

Communications

Communications expenses, for the current year, decreased $2 million, or 7%, compared to the prior year, to $28 million, mainly due to lower costs of data lines to exchanges during the current year as we wound down our market making activities. As a percentage of total net revenues, communications expenses were 2% for both the current year and the prior year.

General and Administrative

General and administrative expenses, for the current year, increased $24 million, or 39%, compared to the prior year, to $86 million, mainly due to a $21 million write-down of the value of exchange trading rights related to the wind-down of our U.S. options market making operations and higher advertising expenditures. As a percentage of total net revenues, general and administrative expenses were 5% for the current year and 4% for the prior year.

Customer Bad Debt

Customer bad debt expense, for the current year, decreased $4 million, or 67%, compared to the prior year, to $2 million.

Income Tax Expense

Income tax expense, for the current year, increased $194 million, or 313%, to $256 million, compared to the prior year, primarily due to the effects of the Tax Act, which was enacted on December 22, 2017. The Tax Act significantly revised U.S. corporate income tax law by, among other things, reducing the corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. See Note 10 to the audited consolidated financial statements, in Part II, Item 8 of this Annual Report on Form 10-K.

As a result of the Tax Act, the current year results include a net reduction of approximately $84 million related to the following: (1) the one-time transition tax on deemed repatriation of earnings on some of our foreign subsidiaries resulted in an additional income tax expense of $62 million, to be paid over an eight-year period, (2) the remeasurement of deferred tax assets and liabilities at the reduced corporate income tax rate of 21% resulted in additional income tax expense of $115 million, and (3) in connection with the remeasurement of our deferred tax asset arising from the acquisition of interests in IBG LLC, we also remeasured the related Tax Receivable Agreement liability, payable to Holdings, resulting in the recognition of a $93 million gain, which is reported in other income in the consolidated statements of comprehensive income (see Note 4 to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K).

The following table presents information about our income tax expense for the three years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017		2016	2015
	(in millions, except %)
Consolidated
Consolidated income before income taxes	$1,049		$761	$458
IBG, Inc. stand-alone income before income taxes	92	(1)	(1)	—
Gains (losses) on the Company's common stock held by Operating Companies	—		(1)	4

Operating Companies income before income taxes	$957		$761	$462

Operating Companies
Income before income taxes	$957		$761	$462
Income tax expense	31		30	25
Income tax expense—effect of the Tax Act	62		—	—

Net income available to members	$864		$731	$437

IBG, Inc.
Average ownership percentage in IBG LLC	17.0%		16.2%	15.1%

Net income available to IBG, Inc. from Operating Companies	$147		$117	$67
IBG, Inc. stand-alone income before income taxes	92	(1)	(1)	—

Income before income taxes	239		116	67

Income tax expense	48		32	18
Income tax expense—effect of the Tax Act	115		—	—

Net income available to common stockholders	$76		$84	$49

Consolidated income tax expense
Income tax expense attributable to Operating Companies	$93		$30	$25
Income tax expense attributable IBG, Inc.	163		32	18

Consolidated income tax expense	$256		$62	$43

Consolidated effects of the Tax Act
One-time repatriation tax expense	$62		$—	$—
Remeasurement of U.S. deferred tax assets	115		—	—
Remeasurement of liability under the Tax Receivable Agreement	(93)		—	—

Total decrease in earnings resulting from the Tax Act	$84		$—	$—

(1)
Includes a $93 million gain from the remeasurement of the Tax Receivable Agreement liability as a result of the Tax Act, included in other income.

Our operating results, for the current year, excluding the effects of our currency diversification strategy, the net mark-to-market gains and losses from our U.S. government securities portfolio, the one-time net costs related to the wind-down of our options market making activities, and the remeasurement gain on our Tax Receivable Agreement liability due to the Tax Act, compared to the prior year, were as follows: net revenues were $1,500 million, up 6%; non-interest expenses were $628 million, down 1%; income before income taxes was $872 million, up 13%; and pre-tax profit margin increased to 58% for the current year, from 55% for the prior year.

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

Net Revenues

Total net revenues, in 2016, increased $207 million, or 17%, compared to 2015, to $1,396 million. The increase in net revenues was primarily due to higher other income (driven by lower losses on our currency diversification strategy and net mark-to-market gains on our U.S. government securities portfolio), and net interest income; partially offset by lower trading gains and commissions. Trading volume is an important driver of revenues and costs for both our electronic brokerage and market making segments. During 2016, our futures contract volume increased 2%, while options contract and stock share volumes each decreased 10%, compared to 2015.

Trading Gains

Trading gains, in 2016, decreased $106 million, or 39%, compared to 2015, to $163 million. As market makers, we provide liquidity by buying from sellers and selling to buyers. During 2016, our market making operations executed 64.0 million trades compared to 65.9 million trades executed in 2015. Market making options and futures contract and stock share volumes decreased 8%, 5%, and 15%, respectively, compared to 2015.

Trading gains were unfavorably impacted by lower trading volumes, a divergence in price behavior among a significant number of individual stocks during the first quarter of 2016, and decreases in volatility and in the actual-to-implied volatility ratio as compared to 2015. The VIX®, which measures perceived U.S. equity market volatility, decreased 5% to an average of 15.9 in 2016, compared to an average of 16.7 in 2015. The ratio of actual to implied volatility decreased to an average of 83% in 2016, compared to an average of 88% in 2015.

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

Commissions

Commissions, in 2016, decreased $5 million, or 1%, compared to 2015, to $612 million, driven by mixed customer trading volumes and lower average commission per customer order, but moderated by continued customer account growth. Cleared customer options contract and stock share volumes decreased 7% and 10%, respectively, while futures contract volume increased 3%, compared to 2015. Total DARTs for cleared and execution-only customers, in 2016, increased 2% to 660 thousand, compared to 647 thousand during 2015. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, in 2016, increased 3% to 609 thousand, compared to 589 thousand in 2015. Average commission per DART for cleared customers, in 2016, decreased by 4% to $3.92, compared to $4.07 in 2015, reflecting smaller average order sizes across most product types.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), in 2016, increased $102 million, or 24%, compared to 2015, to $527 million. The increase in net interest income was driven by higher customer cash balances and higher net fees earned from securities lending transactions.

Net interest income on customer balances, in 2016, increased $100 million, compared to 2015, driven by a $5.3 billion increase in average customer cash balances, the majority of which were invested in interest-bearing U.S. government securities, while average customer margin borrowings decreased $1.5 billion. In addition, the average Fed Funds effective rate increased by approximately 26 basis points to 0.39% in 2016, compared to 2015.

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

In 2016, average securities borrowed increased by 19%, to $4.2 billion and average securities loaned decreased by 3%, to $2.9 billion, compared to 2015. Net interest earned from securities lending is also affected by the level of demand for securities positions in our market making business and held by our customers. During 2016, net fees earned by our electronic brokerage and market making segments from securities lending transactions increased $6 million or 4%, compared to 2015. The increase in net interest income from securities lending transactions was attributable to the market making segment.

Other Income

Other income, in 2016, increased $216 million, to $94 million, compared to a loss of $122 million in 2015, mainly driven by $166 million lower losses on our currency diversification strategy (loss of $40 million in 2016, compared to a loss of $206 million in 2015), and $26 million net mark-to-market gains on our U.S. government securities portfolio in 2016, compared to $33 million net mark-to-market losses in 2015 due to a decline in average medium term interests rates during 2016; partially offset by the non-recurrence of an $18 million gain from hedging activities related to the Swiss franc event in 2015. In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled "Quantitative and Qualitative Disclosures about Market Risk.

Non-Interest Expenses

Non-interest expenses, in 2016, decreased $96 million, or 13%, compared to 2015, to $635 million, mainly due to the non-recurrence of $137 million in customer bad debt expense due to the Swiss franc event in 2015, as described above; partially offset by higher execution and clearing expenses and fixed expenses. As a percentage of total net revenues, non-interest expenses were 45% in 2016 and 61% in 2015.

Execution and Clearing

Execution and clearing expenses, in 2016, increased $13 million, or 6%, compared to 2015, to $244 million, driven by higher trading volume in futures in the electronic brokerage segment and a reduction in liquidity rebates from exchanges operating a make-or-take pricing model, in which we are paid for adding liquidity and charged for removing liquidity, as the options trading volume shifted away from orders that added liquidity to orders that removed liquidity in 2016 compared to 2015.

Employee Compensation and Benefits

Employee compensation and benefits expenses, in 2016, increased $15 million, or 7%, compared to 2015, to $242 million, mainly due to an 11% increase in the number of employees to 1,204, compared to 1,087 as of December 31, 2015. Within the operating business segments, we continued to add staff in customer service, legal and compliance, and software development to support electronic brokerage and reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 17% in 2016 and 19% in 2015.

Occupancy, Depreciation and Amortization

Occupancy, depreciation and amortization expenses, in 2016, increased $7 million, or 16%, compared to 2015, to $51 million, mainly due to higher office rent expenses during 2016 as we continue to increase the number of employees and expand into other regions. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 4% for both 2016 and 2015.

Communications

Communications expenses, in 2016, increased $5 million, or 20%, compared to 2015, to $30 million, mainly due to higher costs of data lines to exchanges during 2016. As a percentage of total net revenues, communications expenses were 2% for both 2016 and 2015.

General and Administrative

General and administrative expenses, in 2016, increased $4 million, or 7%, compared to 2015, to $62 million, mainly due to higher professional services fees and expenses related to legal and regulatory matters. As a percentage of total net revenues, general and administrative expenses were 4% in 2016 and 5% in 2015.

Customer Bad Debt

Customer bad debt expense, in 2016, decreased $140 million, or 96%, compared to 2015, to $6 million, primarily due to the non-recurrence of unsecured customer losses of $137 million caused by the sudden move in the value of the Swiss franc in 2015, as described below.

Sudden Move in the Value of the Swiss Franc

On January 15, 2015, in an unprecedented action, the Swiss National Bank removed a previously instituted and repeatedly confirmed cap of the currency relative to the euro, causing a sudden move in the value of the Swiss franc. Several of our customers holding currency futures and spot positions suffered losses in excess of their deposits with us. We took immediate action to hedge our exposure to the foreign currency receivables from these customers. As of December 31, 2017, we have incurred cumulative losses, net of hedging activity and debt collection efforts, of $116 million. We continue to actively pursue collection of the debts. The ultimate effect of this incident on our results will depend upon the outcome of our debt collection efforts.

Income Tax Expense

Income tax expense, in 2016, increased $19 million, or 44%, to $62 million, compared to 2015, as income before taxes increased $303 million, or 66%, during the same period.

Our operating results, in 2016, excluding the effects of our currency diversification strategy, the net mark-to-market gains and losses from our U.S. government securities portfolio and the Swiss franc related customer losses in 2015 were as follows: net revenues were $1,410 million, unchanged from 2015; non-interest expenses were $635 million, up 7%; income before income taxes was $775 million, down 5%; and pre-tax profit margin decreased to 55% in 2016, from 58% in 2015.

Trading Volumes and Brokerage Statistics

The following tables present historical trading volumes and brokerage statistics for our business. However, volumes are not the only drivers in our business.

TRADE VOLUMES:
(in 000's, except %)

Period	Market Making Trades	% Change	Brokerage Cleared Trades	% Change	Brokerage Non Cleared Trades	% Change	Total Trades	% Change	Avg. Trades per U.S. Trading Day
2013	65,320		173,849		18,489		257,658		1,029
2014	64,530	(1)%	206,759	19%	18,055	(2)%	289,344	12%	1,155
2015	65,937	2%	242,846	17%	18,769	4%	327,553	13%	1,305
2016	64,038	(3)%	259,932	7%	16,515	(12)%	340,485	4%	1,354
2017	31,282	(51)%	265,501	2%	14,835	(10)%	311,618	(8)%	1,246

CONTRACT AND SHARE VOLUMES:
(in 000's, except %)

TOTAL

Period	Options (contracts)	% Change	Futures(1) (contracts)	% Change	Stocks (shares)	% Change
2013	659,673		121,776		95,479,739
2014	631,265	(4)%	123,048	1%	153,613,174	61%
2015	634,388	0%	140,668	14%	172,742,520	12%
2016	572,834	(10)%	143,287	2%	155,439,227	(10)%
2017	395,885	(31)%	124,123	(13)%	220,247,921	42%

MARKET MAKING

Period	Options (contracts)	% Change	Futures(1) (contracts)	% Change	Stocks (shares)	% Change
2013	404,490		18,184		12,849,729
2014	344,741	(15)%	15,668	(14)%	12,025,822	(6)%
2015	335,406	(3)%	14,975	(4)%	15,376,076	28%
2016	307,377	(8)%	14,205	(5)%	13,082,887	(15)%
2017	102,025	(67)%	5,696	(60)%	7,139,622	(45)%

BROKERAGE TOTAL

Period	Options (contracts)	% Change	Futures(1) (contracts)	% Change	Stocks (shares)	% Change
2013	255,183		103,592		82,630,010
2014	286,524	12%	107,380	4%	141,587,352	71%
2015	298,982	4%	125,693	17%	157,366,444	11%
2016	265,457	(11)%	129,082	3%	142,356,340	(10)%
2017	293,860	11%	118,427	(8)%	213,108,299	50%

(1)
Futures contract volume includes options on futures.

BROKERAGE CLEARED

Period	Options (contracts)	% Change	Futures(1) (contracts)	% Change	Stocks (shares)	% Change
2013	180,660		101,732		78,829,785
2014	225,662	25%	106,074	4%	137,153,132	74%
2015	244,356	8%	124,206	17%	153,443,988	12%
2016	227,413	(7)%	128,021	3%	138,523,932	(10)%
2017	253,304	11%	116,858	(9)%	209,435,662	51%

(1)
Futures contract volume includes options on futures.

BROKERAGE STATISTICS:
(in 000's, except % and where noted)

	4Q2017	4Q2016	% Change
Year over Year
Total Accounts	483	385	25%
Customer Equity (in billions)(1)	$124.8	$85.5	46%
Cleared DARTs	681	591	15%
Total Customer DARTs	730	640	14%
Cleared Customers (in $'s, except DART per account)
Commission per DART	$3.92	$4.01	(2)%
DART per Avg. Account (Annualized)	363	394	(8)%
Net Revenue per Avg. Account (Annualized)	$3,318	$3,205	4%

(1)
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

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Revenues
Commissions	$648	$613	$618
Interest income	829	537	431
Other income	108	128	79

Total revenues	1,585	1,278	1,128
Interest expense	180	39	31

Total net revenues	1,405	1,239	1,097

Non-interest expenses
Execution and clearing	210	181	160
Employee compensation and benefits	122	113	97
Occupancy, depreciation and amortization	18	21	16
Communications	15	14	12
General and administrative	178	148	130
Customer bad debt	2	6	146

Total non-interest expenses	545	483	561

Income before income taxes	$860	$756	$536

Year Ended December 31, 2017 ("current year") compared to the Year Ended December 31, 2016 ("prior year")

Electronic brokerage total net revenues, for the current year, increased $166 million, or 13%, compared to the prior year, to $1,405 million, primarily due to higher net interest income and commissions, partially offset by lower other income.

Commissions, for the current year, increased $35 million, or 6%, compared to the prior year, to $648 million, driven by higher customer trading volumes in options and stocks, continued customer account growth, and higher average commission per customer order. Cleared customer options contract and stock share volumes increased 11% and 51%, respectively, while futures contract volume decreased 9%, compared to the prior year. Total DARTs for cleared and execution-only customers, for the current year, increased 4% to 688 thousand, compared to 660 thousand for the prior year. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current year, increased 5% to 639 thousand, compared to 609 thousand for the prior year. Average commission per DART for cleared customers, for the current year, increased 1% to $3.97, compared to $3.92 for the prior year, reflecting larger average order sizes in stocks.

Net interest income, for the current year, increased $151 million, or 30%, compared to the prior year, to $649 million driven by a $5.5 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, a $6.8 billion increase in average customer margin loans, and a 61 basis point increase in the average Federal Funds effective rate to 1.00%. As a result of increases in the Federal Funds effective rate since December 2016, interest expense on customer credit balances increased from the prior year, in part, as certain customer credit balances that were not eligible to earn interest in the prior year became eligible to earn interest in the current year. The increase in benchmark rates also drove higher interest income earned on investment of customer segregated cash and on margin lending to customers.

Other income, for the current year, decreased $20 million, or 16%, compared to the prior year, to $108 million, mainly driven by a $12 million net mark-to-market loss on our U.S. government securities portfolio in the current year, compared to a $26 million net mark-to-market gain in the prior year, partially offset by higher exposure fee and market data fee income. Despite an increase in average medium term interest rates during the current year the net mark-to-market loss on our U.S. Government securities portfolio was only $12 million, reflecting a reduction in the size and average duration of the portfolio. In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity.

Non-interest expenses, for the current year, increased $62 million, or 13%, compared to the prior year, to $545 million. Within non-interest expenses, execution and clearing expenses increased $29 million, or 16% driven by higher trading volumes in options and stocks and a reduction in liquidity rebates from exchanges operating a make-or-take pricing model, in which we are paid for adding liquidity and charged for removing liquidity, as the options trading volume shifted away from orders that added liquidity to orders that removed liquidity in the current year. A 10% increase in the number of employees providing services to the electronic brokerage segment led to increased employee compensation and benefits expenses of $9 million, or 8% and increased general and administrative expenses of $30 million, where the latter includes software development provided by the corporate segment on a consulting basis, which accounted for $18 million of this increase. In addition, general and administrative expenses for the current year include higher advertising expenditures and professional services fees, compared to the prior year. As a percentage of total net revenues, non-interest expenses were 39% for both the current year and the prior year.

Income before income taxes, for the current year, increased $104 million, or 14%, compared to the prior year, to $860 million. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 61% for both the current year and the prior year.

Electronic brokerage operating results, for the current year, excluding the net mark-to-market gains and losses from our U.S. government securities portfolio, compared to the prior year were as follows: net revenues were $1,417 million, up 17%; income before income taxes was $872 million, up 19%; and pre-tax profit margin increased to 62% for the current year from 60% for the prior year.

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

Electronic brokerage total net revenues, in 2016, increased $142 million, or 13%, compared to 2015, to $1,239 million, primarily due to higher net interest income and other income.

Commissions, in 2016, decreased $5 million, or 1%, compared to 2015, to $613 million, driven by mixed customer trading volumes and lower average commission per customer order, but moderated by continued customer account growth. Cleared customer options contract and stock share volumes decreased 7% and 10%, respectively, while futures contract volume increased 3% compared to 2015. Total DARTs for cleared and execution-only customers, in 2016, increased 2% to 660 thousand, compared to 647 thousand during 2015. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, in 2016, increased 3% to 609 thousand, compared to 589 thousand in 2015. Average commission per DART for cleared customers, in 2016, decreased 4% to $3.92, compared to $4.07 in 2015, reflecting smaller average order sizes across product types.

Net interest income, in 2016, increased $98 million, or 25% compared to 2015, to $498 million. The increase in net interest income was attributable to higher net customer interest of $100 million, driven by a $5.3 billion increase in average customer cash balances, the majority of which were invested in interest-bearing U.S. government securities, while average customer margin borrowings decreased by $1.5 billion. In addition, the average Fed Funds effective rate increased by approximately 26 basis points to 0.39% in 2016, compared to 2015.

Other income, in 2016, increased $49 million, or 62%, compared to 2015, to $128 million, mainly driven by $26 million net mark-to-market gains on our U.S. government securities portfolio compared to $33 million net mark-to-market losses in 2015 due to a decline in average medium-term interest rates, partially offset by the non-recurrence of an $18 million gain from hedging activities related to the Swiss franc event in 2015. In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity.

Non-interest expenses, in 2016, decreased $78 million, or 14%, compared to 2015, to $483 million, mainly due to a decrease in bad debt expense of $140 million, or 96%, compared to 2015, to $6 million, on the non-recurrence of $137 million in customer bad debt expense related to the Swiss franc event in 2015. Within non-interest expenses, execution and clearing expenses increased $21 million, or 13%, driven by higher trading volume in futures and a reduction in liquidity rebates from exchanges operating a make-or-take pricing model, in which we are paid for adding liquidity and charged for removing liquidity, as the options trading volume shifted away from orders that added liquidity to orders that removed liquidity in 2016 compared to 2015. A 16% increase in the number of employees providing services to the electronic brokerage segment led to increased employee compensation and benefits expenses of $16 million, or 16%, and in general and administrative expenses of $18 million, where the latter includes software development provided by the corporate segment on a consulting basis. In addition, general and administrative expenses in 2016 include higher professional fees and expenses related to legal and regulatory matters, compared to 2015. As a percentage of total net revenues, non-interest expenses were 39% in 2016 and 51% in 2015.

Income before income taxes, in 2016, increased $220 million, or 41%, compared to 2015, to $756 million. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 61% in 2016 and 49% in 2015.

Electronic brokerage operating results, for 2016, excluding the net mark-to-market gains and losses from our U.S. government securities portfolio and the Swiss franc related customer losses in 2015 were as follows: net revenues were $1,213 million, up 9%; non-interest expenses were $483 million up 14%; income before income taxes was $730 million, up 6%; and pre-tax profit margin decreased to 60% in 2016 from 62% in 2015.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Revenues
Trading gains	$40	$163	$269
Interest income	89	71	62
Other income	16	4	10

Total revenues	145	238	341
Interest expense	59	48	43

Total net revenues	86	190	298

Non-interest expenses
Execution and clearing	32	63	72
Employee compensation and benefits	25	31	38
Occupancy, depreciation and amortization	3	4	4
Communications	7	10	10
General and administrative	46	38	44

Total non-interest expenses	113	146	168

Income (loss) before income taxes	$(27)	$44	$130

Year Ended December 31, 2017 ("current year") compared to the Year Ended December 31, 2016 ("prior year")

As previously described, in early 2017 we started the process of winding down our options market making operations and the market making results described below were mainly impacted by such pull-back.

Market making total net revenues, for the current year, decreased $104 million, or 55%, compared to the prior year, to $86 million, primarily due to lower trading gains.

Trading gains, for the current year, decreased $123 million, or 75% compared to the prior year, to $40 million, unfavorably impacted by lower trading volumes, as we began to wind down our market making activities in March 2017, and, to a lesser extent, by decreases in volatility and in the actual-to-implied volatility ratio, compared to the prior year. The VIX®, which measures perceived U.S. equity market volatility, decreased 30% to an average of 11.1 for the current year, compared to an average of 15.9 for the prior year. The ratio of actual to implied volatility decreased to an average of 60% for the current year, compared to an average of 83% for the prior year. Options and futures contract and stock share volumes decreased 67%, 60%, and 45%, respectively, compared to the prior year.

Net interest income, for the current year, increased $7 million, or 30%, compared to the prior year, to $30 million. As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets.

Other income, for the current year, increased $12 million, compared to the prior year, to $16 million due to an $11 million one-time recovery of costs related to the sale of our U.S. options market making operations to Two Sigma Securities, LLC and $2 million in consulting fees related to the reimbursement of costs incurred during the transition of these operations to Two Sigma Securities, LLC.

Non-interest expenses, for the current year, decreased $33 million, or 23%, compared to the prior year, to $113 million. Within non-interest expenses, execution and clearing fees decreased $31 million, or 49%, on lower trading volumes across product types. Employee compensation and benefits expenses decreased $6 million, or 19%, driven by continued reductions in staff. General and administrative expenses increased $8 million, or 21%, due to a $21 million write-down of the value of exchange trading rights related to the wind-down of our U.S. options market making operations, partially offset by lower consulting expenses, primarily for internal software development. As a percentage of total net revenues, non-interest expenses were 131% for the current year and 77% for the prior year.

Income before income taxes, for the current year, decreased $71 million, compared to the prior year, to a loss of $27 million.

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

Market making total net revenues, in 2016, decreased $108 million, or 36%, compared to 2015, to $190 million, primarily due to lower trading gains, partially offset by higher net interest income.

Trading gains, in 2016, decreased $106 million, or 39%, compared to 2015, to $163 million, unfavorably impacted by lower trading volumes, a divergence in price behavior among a significant number of individual stocks during the first quarter of 2016 and decreases in volatility and in the actual-to-implied volatility ratio as compared to 2015. The VIX®, which measures perceived U.S. equity market volatility, decreased 5% to an average of 15.9 in 2016, compared to an average of 16.7 in 2015. The ratio of actual to implied volatility decreased to an average of 83% in 2016, compared to an average of 88% in 2015. Options and futures contract and stock share volumes decreased 8%, 5%, and 15%, respectively, compared to 2015.

Net interest income, in 2016, increased $4 million, or 21%, compared to 2015, to $23 million. As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets. In 2016, these factors produced more net interest income than in 2015.

Non-interest expenses, in 2016, decreased $22 million, or 13%, compared to 2015, to $146 million. Within non-interest expenses, execution and clearing fees decreased $9 million, or 13%, on lower trading volumes across product types. Employee compensation and benefits expenses decreased $7 million, or 18%, driven by continued reductions in staff. General and administrative expenses decreased $6 million, or 14%, due to lower consulting expenses, primarily for internal software development. As a percentage of total net revenues, non-interest expenses were 77% in 2016 and 56% in 2015.

Income before income taxes, in 2016, decreased $86 million, or 66%, compared to 2015, to $44 million. As a percentage of total net revenues for the market making segment, income before income taxes was 23% in 2016 and 44% in 2015.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of investments of customer funds, collateralized receivables arising from customer-related and proprietary securities transactions, and exchange-listed marketable securities, which are marked-to-market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed, and, to a lesser extent, receivables from clearing houses for settlement of securities transactions, and securities purchased under agreements to resell. As of December 31, 2017, total assets were $61.2 billion of which approximately $60.8 billion, or 99.3%, were considered liquid.

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

Liability balances, as of December 31, 2017, in connection with our payables to customers and securities loaned were higher than their respective average monthly balances during the current year and short-term borrowings were lower than the average monthly balance during the current year.

Cash and cash equivalents held by our non-U.S. operating companies as of December 31, 2017 were $590 million ($448 million as of December 31, 2016). These funds are primarily intended to finance each individual operating company's local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. In June 2016, December 2016, and September 2017 dividends of $40 million, $22 million, and $32 million, respectively, were paid to IBG LLC from two of our non-U.S. subsidiaries. As of December 31, 2017, we had no intention to repatriate further amounts from non-U.S. operating companies. With the enactment of the Tax Act, we recognized a $62 million liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries. As a result, in the event dividends were to be paid to the Company in the future by a non-U.S. operating company, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 10% to $6.4 billion as of December 31, 2017 from $5.8 billion as of December 31, 2016. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during 2017.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Year-Ended December 31,
	2017	2016	2015
	(in millions)
Net cash provided by operating activities	$142	$544	$725
Net cash used in investing activities	(26)	(6)	(35)
Net cash used in financing activities	(374)	(189)	(295)
Effect of exchange rate changes on cash and cash equivalents	65	(25)	(63)

(Decrease) increase in cash and cash equivalents	$(193)	$324	$332

Our cash flows from operating activities are largely a reflection of the changes in customer credit and margin loan balances in our electronic brokerage business, and of the size and composition of trading positions held by our market making subsidiaries. Our cash flows from investing activities are primarily related to other investments, capitalized internal software development, purchases and sales of memberships at exchanges where we trade, and strategic investments where such investments may enable us to offer better execution alternatives to our current and prospective customers, or where we can influence exchanges to provide competing products at better prices using sophisticated technology. Our cash flows from financing activities are comprised of short-term borrowings and capital transactions. Short-term borrowings from banks are part of our daily cash management in support of operating activities. Capital transactions consist primarily of quarterly dividends paid to common stockholders and related distributions paid to Holdings.

Year Ended December 31, 2017:    Our cash and cash equivalents decreased by $193 million to $1.7 billion for the year ended December 31, 2017. We raised $142 million in net cash from operating activities. We used net cash of $400 million in our investing and financing activities, primarily for distributions to noncontrolling interests, dividends paid to our common stockholders and payments made under the Tax Receivable Agreement. Investing activities mainly consisted of distributions received from investments and purchases of property, equipment and intangible assets.

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

Regulatory Capital Requirements

Our principal operating companies are subject to separate regulation and capital requirements in the U.S. and other jurisdictions. IB LLC and TH LLC are registered U.S. broker-dealers and their primary regulators include the SEC, the Chicago Board Options Exchange, and FINRA. Additionally, IB LLC is regulated by the CFTC and the Chicago Mercantile Exchange. IB LLC is also a registered U.S. futures commission merchant, as such it is regulated by the NFA. THE is registered to do business in Switzerland as a securities dealer and is regulated by the Swiss Financial Market Supervisory Authority. Our various other operating companies are similarly regulated. See the notes to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding our regulated operating companies.

As of December 31, 2017, aggregate excess regulatory capital for all of the operating companies was $4.5 billion, and all of the operating companies were in compliance with their respective regulatory capital requirements.

	Net Capital/ Eligible Equity	Requirement	Excess
	(in millions)
IB LLC	$3,548	$495	$3,053
TH LLC	279	1	278
THE	614	92	522
Other regulated operating companies	773	121	652

	$5,214	$709	$4,505

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were approximately $28 million, $27 million, and $30 million for the three years ended December 31, 2017, 2016, and 2015, respectively. In the future, we plan to meet capital expenditure needs as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. We anticipate that we will fund capital expenditures with cash from operations and cash on hand. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any strategic acquisitions, we may incur additional capital expenditures.

Contractual Obligations Summary

Our contractual obligations principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2017.

	Payments Due by Year
	Total	2018 - 2019	2020 - 2021	Thereafter
	(in millions)
Payable to Holdings under Tax Receivable Agreement(1)	$187	$49	$34	$104
Operating leases	154	25	20	109
Transition Tax liability(2)	62	10	10	42

Total contractual cash obligations	$403	$84	$64	$255

(1)
As of December 31, 2017, contractual amounts owed under the Tax Receivable Agreement of $187 million have been recorded in payable to affiliate in the consolidated financial statements representing management's best estimate of the amounts currently expected to be owed under the Tax Receivable Agreement. Through December 31, 2017, approximately $131 million of cumulative cash payments have been made.

(2)
The Tax Act implemented a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries to be paid over an eight-year period. We believe this tax will not have a material impact on our liquidity.

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

As of December 31, 2017, there were no other definitive agreements with respect to any material acquisition.

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

Critical Accounting Policies

Principles of Consolidation, including Noncontrolling Interests

The consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries. As sole managing member of IBG LLC, we exert control over the Group's operations. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") ASC Topic 810, "Consolidation," we consolidate the Group's consolidated financial statements and record as noncontrolling interest the interests in the Group that we do not own.

We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and as such, consolidate IBG LLC's financial results into our financial statements. We hold approximately 17.4% ownership interest in IBG LLC. Holdings is owned by the original members of IBG LLC and holds approximately 82.6% ownership interest in IBG LLC. Our current share of IBG LLC's net income is approximately 17.4%.

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

Valuation of Financial Instruments

Due to the nature of our operations, substantially all of our financial instrument assets, comprised of financial instruments owned, securities purchased under agreements to resell, securities borrowed, receivable from customers, and receivables from brokers, dealers and clearing organizations are carried at fair value based on published market prices and are marked to market daily, or are assets which are short-term in nature and are reported at amounts that approximate fair value. Similarly, all of our financial instrument liabilities that arise from financial instruments sold but not yet purchased, securities sold under agreements to repurchase, securities loaned, payables to customers, and payables to brokers, dealers and clearing organizations are carried at fair value based on published market prices and are marked to market daily, or are liabilities which are short-term in nature and are reported at amounts that approximate fair value. Our long and short positions are mainly valued at the last consolidated trade price at the close of regular trading hours, in their respective markets. Given that we manage a globally integrated market making portfolio, we may have offsetting positions in securities and commodities that trade on different exchanges that close at different times of the trading day. As a result, there may be large and anomalous swings in the value of our positions daily and, accordingly, in our earnings in any period. This is especially true on the last business day of each calendar quarter or year, although such swings tend to come back into equilibrium on the first business day of the succeeding calendar quarter or year.

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

We have been from time to time subject to certain pending and legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred. As of December 31, 2017, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period. As of December 31, 2017 and December 31, 2016, reserves provided for potential losses related to litigation matters were not material.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. The enactment of the Tax Act on December 22, 2017 significantly revised the U.S corporate income tax law by, among other things, reducing the corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. See Note 10 to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. We record tax liabilities in accordance with ASC Topic 740 and adjust these liabilities when management's judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in payments that are different from the current estimates of these tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information becomes available.

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

Recently Issued Accounting Pronouncements

Following is a summary of recently issued FASB Accounting Standards Updates ("ASUs") that have affected or may affect our consolidated financial statements:

	Affects	Status
ASU 2016-01	Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.	Effective for fiscal years beginning after December 15, 2017.
ASU 2016-02	Leases (Topic 842): Requires the recognition of a right-of-use asset and a lease liability for leases previousely classified as operating leases in the statements of financial condition.	Effective for fiscal years beginning after December 15, 2018.
ASU 2016-08	Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).	Effective for annual reporting periods beginning after December 15, 2017.
ASU 2016-10	Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.	Effective for annual reporting periods beginning after December 15, 2017.
ASU 2016-13	Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.	Effective for fiscal years beginning after December 15, 2019.
ASU 2016-15	Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.	Effective for fiscal years beginning after December 15, 2017.
ASU 2016-16	Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.	Effective for annual reporting periods beginning after December 15, 2017.
ASU 2017-01	Business Combinations (Topic 805): Clarifying the Definition of a Business.	Effective for annual periods beginning after December 15, 2017.
ASU 2017-04	Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.	Effective for fiscal years beginning after December 15, 2019.
ASU 2017-05
	Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.	Effective for annual reporting periods beginning after December 15, 2017.
ASU 2017-08	Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Amending the amortization period for certain purchased callable debt securities held at a premium.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

	Affects	Status
ASU 2017-09	Compensation—Stock Compensation (Topic 718): Providing clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award.	Effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.
ASU 2017-11
	Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815): Changing the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
ASU 2017-12	Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
ASU 2018-02	Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

Adoption of those ASUs that became effective during 2017 and 2018 prior to the issuance of our consolidated financial statements, did not have a material effect on these financial statements.

We have reviewed the impact of FASB ASU Topic 606, "Revenue from Contracts with Customers" ("ASC Topic 606"), and identified similar performance obligations under ASC Topic 606 as compared with deliverables and separate units of account previously identified, as a result we expect the timing of our revenue to remain the same as compared to FASB ASC Topic 605, "Revenue Recognition." We expect to adopt ASC Topic 606 using the modified retrospective method, effective January 1, 2018.

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

Our market making systems incorporate cash forex to hedge our currency exposure at little or no cost throughout each day on a continuous basis. The majority of currency spot positions held as part of our currency diversification strategy are regularly transferred from the market making segment to the parent holding company, IBG LLC, where they are held and reported in the corporate segment. In connection with the development of our currency diversification strategy, we determined to base our net worth in GLOBALs, a basket of currencies.

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL increased from $0.949 to $0.978, or 3.06%, as of December 31, 2017 compared to December 31, 2016. As of December 31, 2017, approximately 30% of our equity was denominated in currencies other than the U.S. dollar.

The table below shows a comparison of the U.S. dollar equivalent of the GLOBAL as of December 31, 2017 and 2016.

		As of 12/31/2016					As of 12/31/2017
Currency	Composition	FX Rate	GLOBAL in USD Equiv.	% of Comp.	Net Equity (in USD millions)	New Composition	FX Rate	GLOBAL in USD Equiv.	% of Comp.	Net Equity (in USD millions)	CHANGE in % of Comp.
USD	0.45	1.0000	0.450	47.4%	$2,759	0.68	1.0000	0.680	69.5%	$4,471	22.1%
EUR	0.17	1.0519	0.179	18.8%	1,096	0.09	1.1998	0.108	11.0%	710	–7.8%
JPY	8.00	0.0086	0.068	7.2%	420	4.41	0.0089	0.039	4.0%	257	–3.2%
GBP	0.03	1.2341	0.037	3.9%	227	0.02	1.3514	0.027	2.8%	178	–1.1%
HKD	0.26	0.1290	0.034	3.5%	206	0.14	0.1280	0.018	1.8%	118	–1.7%
INR	2.00	0.0147	0.029	3.1%	180	1.10	0.0157	0.017	1.8%	113	–1.3%
CHF	0.03	0.9819	0.029	3.1%	181	0.02	1.0263	0.021	2.1%	135	–1.0%
CAD	0.04	0.7445	0.030	3.1%	183	0.02	0.7950	0.016	1.6%	105	–1.5%
CNH	0.19	0.1434	0.027	2.9%	167	0.10	0.1535	0.015	1.6%	101	–1.3%
AUD	0.03	0.7216	0.022	2.3%	133	0.02	0.7802	0.016	1.6%	103	–0.7%
MXN	0.30	0.0482	0.014	1.5%	89	0.17	0.0509	0.009	0.9%	57	–0.6%
SEK	0.09	0.1098	0.010	1.0%	61	0.05	0.1219	0.006	0.6%	40	–0.4%
SGD	0.01	0.6905	0.007	0.7%	42	0.00					–0.7%
NOK	0.06	0.1158	0.007	0.7%	43	0.03	0.1218	0.004	0.4%	24	–0.4%
DKK	0.04	0.1416	0.006	0.6%	35	0.02	0.1612	0.003	0.3%	21	–0.3%

			0.949	100.0%	$5,820			0.978	100.0%	$6,433	0.0%

Changes in the Composition of the "GLOBAL"

In light of our decision to discontinue our options market making activities globally, we removed the Singapore dollar (SGD) and realigned the relative weights of the U.S. dollar (USD) versus the other currency components to better reflect our businesses going forward. The new composition contains 14 currencies, one fewer than the prior composition. The new composition was effective as of the close of business on March 31, 2017.

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

Interest Rate Risk

We had no variable-rate debt outstanding as of December 31, 2017.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies, on balances above $10 thousand, or equivalent, and on accounts holding more than $100 thousand (or equivalent) net asset value. In a normal rate environment, we typically invest a portion of these funds in U.S. government securities with maturities of up to two years. If interest rates were to increase rapidly and substantially, our net interest income would not increase proportionally with the interest rates for the portion of the funds invested in the U.S. government securities with fixed yields. In addition, the mark-to-market changes in the value of these fixed rate securities will be reflected in other income, instead of net interest income. Based on customer balances and investments outstanding as of December 31, 2017, and assuming reinvestment of maturing instruments in instruments of short-term duration, an increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $11 million over the first year and $15 million on an annualized basis, assuming the full effect of reinvestment at higher rates. Our interest rate sensitivity estimate has been updated to separate assumptions for U.S. dollar rates from other currencies' rates and to isolate the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Based on customer balances and investments outstanding as of December 31, 2017, and assuming reinvestment of maturing instruments in instruments of short-term duration, a decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $7 million over the first year and $16 million on an annualized basis, assuming the full effect of reinvestment at lower rates.

We also face substantial interest rate risk due to positions carried in our market making business to the extent that long or short stock positions may have been established for future or forward dates on options or futures contracts and the value of such positions are impacted by interest rates. The amount of such risk cannot be quantified, however, the reduction of market making positions has substantially reduced this exposure.

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

Margin Loans

We extend margin loans to our customers, which are subject to various regulatory requirements. Margin loans are collateralized by cash and securities in the customers' accounts. The risks associated with margin credit increase during periods of fast market movements or in cases where collateral is concentrated and market movements occur. During such times, customers who utilize margin loans and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of a liquidation. We are also exposed to credit risk when our customers execute transactions, such as short sales of options and equities that can expose them to risk beyond their invested capital.

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2017, we had $29.8 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and SEC portfolio margin rules, as applicable. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers' positions if their equity falls below required margin requirements.

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

VaR and Stress Test Measures

Market Risk Category	At December 31, 2017	At December 31, 2016	Average 2017	High 2017
	(in millions)
Trading(1)
Equities and Currencies(2)	$7	$7	$7	$8
Fixed Income(3)	—	—	—	—

Trading Total	$7	$7	$7	$8
Non-Trading(1)
Equities and Currencies	$13	$22	$13	$13
Fixed Income, Other(4)	8	11	8	12

Non-Trading Total	$21	$33	$21	$25

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

The average and high VaR and stress test amounts are based on the four quarter ending calculations performed in 2017.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Interactive Brokers Group, Inc.
Greenwich, CT

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
New York, New York
February 28, 2018

We have served as the Company's auditor since 1990.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
(in millions, except share amounts)	2017	2016
Assets
Cash and cash equivalents	$1,732	$1,925
Cash and securities—segregated for regulatory purposes	20,232	24,017
Securities borrowed	2,957	3,629
Securities purchased under agreements to resell	2,035	111
Financial instruments owned, at fair value:
Financial instruments owned	1,950	2,104
Financial instruments owned and pledged as collateral	1,204	1,933

Total financial instruments owned, at fair value	3,154	4,037

Receivables:
Customers, less allowance for doubtful accounts of $40 and $97 as of December 31, 2017 and 2016	29,821	19,409
Brokers, dealers and clearing organizations	823	1,040
Interest	116	57

Total receivables	30,760	20,506

Other assets	292	448

Total assets	$61,162	$54,673

Liabilities and equity
Short-term borrowings	$15	$74
Securities loaned	4,444	4,293
Securities sold under agreements to repurchase	1,316	—
Financial instruments sold, but not yet purchased, at fair value	767	2,145
Payables:
Customers	47,548	41,731
Brokers, dealers and clearing organizations	283	239
Affiliate	187	285
Accounts payable, accrued expenses and other liabilities	147	80
Interest	22	6

Total payables	48,187	42,341

Total liabilities	54,729	48,853

Commitments, contingencies and guarantees (see Note 12)
Equity
Stockholders' equity
Common stock, $0.01 par value per share:
Class A—Authorized—1,000,000,000, Issued—71,609,049 and 68,119,412 shares, Outstanding—71,475,755 and 67,984,973 shares as of December 31, 2017 and 2016	1	1
Class B—Authorized, Issued and Outstanding—100 shares as of December 31, 2017 and 2016	—	—
Additional paid-in capital	832	775
Retained earnings	251	203
Accumulated other comprehensive income, net of income taxes of $1 and $0 as of December 31, 2017 and 2016	9	(2)
Treasury stock, at cost, 133,294 and 134,439 shares as of December 31, 2017 and 2016	(3)	(3)

Total stockholders' equity	1,090	974
Noncontrolling interests	5,343	4,846

Total equity	6,433	5,820

Total liabilities and equity	$61,162	$54,673

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year-Ended December 31,
(in millions, except share or per share amounts)	2017	2016	2015
Revenues
Trading gains	$40	$163	$269
Commissions	647	612	617
Interest income	908	606	492
Other income (loss)	332	94	(122)

Total revenues	1,927	1,475	1,256
Interest expense	225	79	67

Total net revenues	1,702	1,396	1,189

Non-interest expenses
Execution and clearing	241	244	231
Employee compensation and benefits	249	242	227
Occupancy, depreciation and amortization	47	51	44
Communications	28	30	25
General and administrative	86	62	58
Customer bad debt	2	6	146

Total non-interest expenses	653	635	731

Income before income taxes	1,049	761	458
Income tax expense	256	62	43

Net income	793	699	415
Less net income attributable to noncontrolling interests	717	615	366

Net income available for common stockholders	$76	$84	$49

Earnings per share
Basic	$1.09	$1.28	$0.80

Diluted	$1.07	$1.25	$0.78

Weighted average common shares outstanding
Basic	69,926,933	66,013,247	61,043,071

Diluted	70,904,921	67,299,413	62,509,796

Comprehensive income
Net income available for common stockholders	$76	$84	$49
Other comprehensive income
Cumulative translation adjustment, before income taxes	11	(4)	(10)
Income taxes related to items of other comprehensive income	—	—	—

Other comprehensive income (loss), net of tax	11	(4)	(10)

Comprehensive income available for common stockholders	$87	$80	$39

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$717	$615	$366
Other comprehensive income—cumulative translation adjustment	54	(21)	(53)

Comprehensive income attributable to noncontrolling interests	$771	$594	$313

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year-Ended December 31,
(in millions)	2017	2016	2015
Cash flows from operating activities
Net income	$793	$699	$415
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	147	27	15
Depreciation and amortization	25	25	22
Employee stock plan compensation	53	51	50
Unrealized (gain) loss on other investments, net	(4)	1	7
Gain on remeasurement of Tax Receivable Agreement liability	(93)	—	—
Bad debt expense	2	6	146
Impairment loss	21	—	—
Change in operating assets and liabilities
Cash and securities—segregated for regulatory purposes	3,785	(2,708)	(5,905)
Securities borrowed	672	295	(264)
Securities purchased under agreements to resell	(1,924)	84	191
Financial instruments owned, at fair value	886	(647)	568
Receivables from customers	(10,414)	(2,365)	(144)
Other receivables	158	(342)	413
Other assets	(3)	3	13
Securities loaned	151	1,399	(305)
Securities sold under agreement to repurchase	1,316	—	—
Financial instruments sold, but not yet purchased, at fair value	(1,378)	(454)	38
Payable to customers	5,817	4,647	5,288
Other payables	132	(177)	177

Net cash provided by operating activities	142	544	725

Cash flows from investing activities
Purchases of other investments	—	(17)	(16)
Distributions received and proceeds from sales of other investments	2	38	11
Purchase of property, equipment and intangible assets	(28)	(27)	(30)

Net cash used in investing activities	(26)	(6)	(35)

Cash flows from financing activities
Short-term borrowings, net	(59)	74	(34)
Dividends paid to stockholders	(28)	(26)	(25)
Distributions to noncontrolling interests	(272)	(219)	(227)
Repurchases of common stock for employee tax withholdings under stock incentive plans	(21)	(26)	(25)
Proceeds from the sale of treasury stock	21	25	29
Payments made under the Tax Receivable Agreement	(15)	(17)	(13)

Net cash used in financing activities	(374)	(189)	(295)

Effect of exchange rate changes on cash and cash equivalents	65	(25)	(63)

Net increase (decrease) in cash and cash equivalents	(193)	324	332
Cash and cash equivalents at beginning of period	1,925	1,601	1,269

Cash and cash equivalents at end of period	$1,732	$1,925	$1,601

Supplemental disclosures of cash flow information
Cash paid for interest	$209	$77	$68

Cash paid for taxes, net	$47	$29	$31

Non-cash financing activities
Issuance of Common Stock in exchange of member interests in IBG LLC	$49	$56	$132

Redemption of member interests from IBG Holdings LLC	$(49)	$(56)	$(132)

Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$28	$25	$26

Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(28)	$(25)	$(26)

Non-cash distribution to noncontrolling interests	$—	$(5)	$—

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

Three Years Ended December 31, 2017, 2016, and 2015

	Common Stock
						Accumulated Other Comprehensive Income
(in millions, except share amounts)	Issued Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings		Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2014	58,612,245	$1	$635	$(3)	$121	$12	$766	$4,419	$5,185
Issuance of common stock in follow-on offering	3,021,778		39				39	(39)	—
Common stock distributed pursuant to stock incentive plans	2,487,127						—		—
Compensation for stock grants vesting in the future			9				9	41	50
Deferred tax benefit retained—follow-on offering			5				5		5
Repurchases of common stock for employee tax withholdings under stock incentive plan				(25)			(25)		(25)
Sales of treasury stock			4	25			29		29
Dividends paid to stockholders					(25)		(25)		(25)
Distributions from IBG LLC to noncontrolling interests							—	(227)	(227)
Adjustments for changes in proportionate ownership in IBG LLC			26				26	(26)	—
Comprehensive income					49	(10)	39	313	352

Balance, December 31, 2015	64,121,150	1	718	(3)	145	2	863	4,481	5,344

Issuance of common stock in follow-on offering	1,596,200		22				22	(22)	—
Common stock distributed pursuant to stock incentive plans	2,402,062						—		—
Compensation for stock grants vesting in the future			8				8	43	51
Deferred tax benefit retained—follow-on offering			2				2		2
Repurchases of common stock for employee tax withholdings under stock incentive plan				(26)			(26)		(26)
Sales of treasury stock				26			26	(1)	25
Dividends paid to stockholders					(26)		(26)		(26)
Distributions from IBG LLC to noncontrolling interests							—	(224)	(224)
Adjustments for changes in proportionate ownership in IBG LLC			25				25	(25)	—
Comprehensive income					84	(4)	80	594	674

Balance, December 31, 2016	68,119,412	1	775	(3)	203	(2)	974	4,846	5,820

Issuance of common stock in follow-on offering	1,214,860		18				18	(18)	—
Common stock distributed pursuant to stock incentive plans	2,274,777						—		—
Compensation for stock grants vesting in the future			9				9	44	53
Deferred tax benefit retained—follow-on offering			2				2		2
Repurchases of common stock for employee tax withholdings under stock incentive plans				(21)			(21)		(21)
Sales of treasury stock				21			21		21
Dividends paid to stockholders					(28)		(28)		(28)
Distributions from IBG LLC to noncontrolling interests							—	(272)	(272)
Adjustments for changes in proportionate ownership in IBG LLC			28				28	(28)	—
Comprehensive income					76	11	87	771	858

Balance, December 31, 2017	71,609,049	$1	$832	$(3)	$251	$9	$1,090	$5,343	$6,433

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization of Business

Interactive Brokers Group, Inc. ("IBG, Inc.") is a Delaware holding company whose primary asset is its ownership of approximately 17.4% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, "IBG LLC"). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, "the Company"), is an automated global electronic broker and market maker specializing in executing and clearing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 120 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In the United States of America ("U.S."), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Switzerland, Liechtenstein, India, China (Hong Kong and Shanghai), Japan, and Australia. As of December 31, 2017, the Company had 1,228 employees worldwide.

IBG LLC is a Connecticut limited liability company that conducts its business through its operating subsidiaries (collectively, the "Operating Companies"): Interactive Brokers LLC ("IB LLC"); Interactive Brokers (U.K.) Limited and its subsidiary, Interactive Brokers (U.K.) Nominee Limited (collectively, "IBUK"); Interactive Brokers (India) Private Limited ("IBI"); Timber Hill LLC ("TH LLC"); Timber Hill Australia Pty Limited ("THA"); Timber Hill Canada Company ("THC"); Interactive Brokers Financial Products S.A. ("IBFP"); Interactive Brokers Software Services (India) Private Limited ("IBSSI"); IB Exchange Corp. ("IBEC") and its subsidiaries; Interactive Brokers Canada Inc. ("IBC"); Interactive Brokers Securities Japan, Inc. ("IBSJ"); Interactive Brokers Hong Kong Limited ("IBHK"); Interactive Brokers Australia Pty Limited and its subsidiary, Interactive Brokers Australia Nominees Pty Limited (collectively, "IBA"); IB Business Services (Shanghai) Company Limited ("IBBSS"); Timber Hill Europe AG and its subsidiary, Timber Hill (Liechtenstein) AG (collectively, "THE"); Interactive Brokers Hungary KFT ("IBH"); Interactive Brokers Software Services Estonia OU ("IBEST"); Interactive Brokers Software Services Russia ("IBRUS"); Interactive Brokers Corp. ("IB Corp"), Covestor, Inc. and its subsidiary, Covestor Limited (collectively, "Covestor"), and Greenwich Advisor Compliance Services Corp. ("Greenwich Compliance").

The Company operates in two business segments: electronic brokerage and market making, both supported by corporate. The Company conducts its electronic brokerage business through certain Interactive Brokers subsidiaries, which provide electronic execution and clearing services to customers worldwide. The Company conducts its market making business principally through its Timber Hill subsidiaries on some of the world's leading exchanges and market centers, primarily in exchange-traded equities, equity options and equity-index options and futures. (See Note 2—Discontinued Operations and Costs Associated with Exit or Disposal Activities.) Corporate enables the Company to operate cohesively and effectively by providing support via development services and control functions to the business segments and also by executing the Company's currency diversification strategy.

Certain of the Operating Companies are members of various securities and commodities exchanges in North America, Europe and the Asia/Pacific region and are subject to regulatory capital and other requirements (see Note 14). IB LLC, IBC, IBUK, IBSJ, IBHK, IBI and IBA carry securities accounts for customers or perform custodial functions relating to customer securities.

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

Discontinued Operations and Costs Associated with Exit or Disposal Activities

On March 8, 2017, the Company announced its intention to discontinue its options market making activities globally. Additionally, as previously announced, on September 29, 2017 the Company completed the transfer of its U.S. options market making operations to Two Sigma Securities, LLC and a gain on sale of $11 million, reflecting the recovery of exit costs, was recorded in other income in the consolidated statements of comprehensive income. The Company will continue to phase out its options market making operations outside of the U.S. substantially over the coming months and expects to report discontinued operations when it meets the criteria under FASB Topic ASC 205-20, "Discontinued Operations."

Consistent with earlier estimates, the Company recognized approximately $25 million in one-time restructuring costs during the year ended December 31, 2017. The one-time restructuring costs include approximately $22 million of non-cash expenditures, consisting of impairment of the carrying value of certain exchange trading rights and stock-based compensation, included in general and administrative expenses and employee compensation and benefits, respectively, and $3 million of cash expenditures primarily related to severance costs for employee terminations, included employee compensation and benefits, in the consolidated statements of comprehensive income.

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
Level 2
Quoted prices for similar assets in an active market, quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly.
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

Cash and Securities—Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which have been promulgated to protect customer assets. Securities segregated for regulatory purposes consisted of U.S. government securities of $4.5 billion and $7.4 billion as of December 31, 2017 and December 31, 2016, respectively, and securities purchased under agreements to resell in the amount of $9.2 billion and $11.0 billion as of December 31, 2017 and December 31, 2016, respectively, which amounts approximate fair value.

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

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell and securities sold under agreements to repurchase, which are reported as collateralized financing transactions, are recorded at contract value, which approximates fair value. To ensure that the fair value of the underlying collateral remains sufficient, the collateral is valued daily with additional collateral obtained or excess collateral returned, as permitted under contractual provisions. It is the Company's policy to net, in the consolidated statements of financial condition, securities purchased under agreements to resell transactions and securities sold under agreements to repurchase transactions entered into with the same counterparty that meet the offsetting requirements prescribed in ASC Topic 210-20.

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

Investments

The Company makes certain strategic investments related to its business and accounts for these investments under the cost method of accounting or under the equity method of accounting as required under FASB ASC Topic 323, "Investments—Equity Method and Joint Ventures." Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of the Company's initial investment and are

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

adjusted each period for the Company's share of the investee's income or loss. The Company's share of the income or losses from equity method investments is included in other income in the consolidated statements of comprehensive income. The recorded amounts of the Company's equity method investments, $23 million as of December 31, 2017 ($22 million as of December 31, 2016), which are included in other assets in the consolidated statements of financial condition, increase or decrease accordingly. Contributions paid to and distributions received from equity method investees are recorded as additions or reductions, respectively, to the respective investment balance.

The Company also holds exchange memberships and investments in equity securities of certain exchanges, as required to qualify as a clearing member, and strategic investments in corporate stock that do not qualify for equity method accounting. Such investments, $11 million as of December 31, 2017 ($33 million as of December 31, 2016), are recorded at cost or, if an other-than-temporary impairment in value has occurred, at a value that reflects management's estimate of the impairment, and are also included in other assets in the consolidated statements of financial condition. Dividends received from cost basis investments are included in other income in the consolidated statements of comprehensive income when such dividends are received.

A judgmental aspect of accounting for investments is evaluating whether an other-than-temporary decline in the value of an investment has occurred. The evaluation of an other-than-temporary impairment is dependent on specific quantitative and qualitative factors and circumstances surrounding an investment, including recurring operating losses, credit defaults and subsequent rounds of financing. The Company's equity investments do not have readily determinable market values. All investments are reviewed for changes in circumstances or occurrence of events that suggest the Company's investment may not be recoverable. If an unrealized loss on any investment is considered to be other-than-temporary, the impairment loss is recognized in the period the determination is made.

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

Comprehensive income consists of two components: net income and other comprehensive income ("OCI"). The Company's OCI is comprised of gains and losses resulting from translating foreign currency financial statements of non-U.S. subsidiaries, net of related income taxes, where applicable. In general, the practice and intention of the Company is to reinvest the earnings of its non-U.S. subsidiaries in those operations, therefore tax is usually not accrued on OCI.

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

Commissions

Commissions earned for executing and/or clearing transactions are accrued on a trade date basis and are reported as commissions in the consolidated statements of comprehensive income.

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

Rebates

Rebates consist of volume discounts, credits or payments received from exchanges or other market centers related to the placement and/or removal of liquidity from the order flow in the marketplace and are recorded on an accrual basis. Rebates are recorded net within execution and clearing expenses in the consolidated statements of comprehensive income. Rebates received for trades executed on behalf of customers that elect tiered pricing are passed, in whole or part, to these customers; and such pass-through amounts are recorded net within commissions in the consolidated statements of comprehensive income.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, "Income Taxes" ("ASC Topic 740"). The Company's income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits are based on enacted tax laws (see Note 10) and reflect management's best assessment of estimated future taxes to be paid. The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Determining income tax expense requires significant judgments and estimates.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company's global operations. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted, significantly revising the U.S corporate income tax law by, among other things, reducing the corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries (see Note 10).

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

Recently Issued Accounting Pronouncements

Following is a summary of recently issued FASB Accounting Standards Updates ("ASUs") that have affected or may affect the Company's consolidated financial statements:

	Affects	Status
ASU 2016-01	Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.	Effective for fiscal years beginning after December 15, 2017.
ASU 2016-02	Leases (Topic 842): Requires the recognition of a right-of-use asset and a lease liability for leases previously classified as operating leases in the statements of financial condition.	Effective for fiscal years beginning after December 15, 2018.
ASU 2016-08	Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).	Effective for annual reporting periods beginning after December 15, 2017.
ASU 2016-10	Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.	Effective for annual reporting periods beginning after December 15, 2017.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

	Affects	Status
ASU 2016-13	Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.	Effective for fiscal years beginning after December 15, 2019.
ASU 2016-15	Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.	Effective for fiscal years beginning after December 15, 2017.
ASU 2016-16	Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.	Effective for annual reporting periods beginning after December 15, 2017.
ASU 2017-01	Business Combinations (Topic 805): Clarifying the Definition of a Business.	Effective for annual periods beginning after December 15, 2017.
ASU 2017-04	Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.	Effective for fiscal years beginning after December 15, 2019.
ASU 2017-05
	Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.	Effective for annual reporting periods beginning after December 15, 2017.
ASU 2017-08	Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Amending the amortization period for certain purchased callable debt securities held at a premium.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
ASU 2017-09
	Compensation—Stock Compensation (Topic 718): Providing clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award.	Effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.
ASU 2017-11
	Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815): Changing the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
ASU 2017-12	Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

	Affects	Status
ASU 2018-02	Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

Adoption of those ASUs that became effective during 2017 and 2018, prior to the issuance of the Company's consolidated financial statements, did not have a material effect on these financial statements.

The Company has reviewed the impact of FASB ASC Topic 606, "Revenue from Contracts with Customers" ("ASC Topic 606"), and identified similar performance obligations under ASC Topic 606 as compared with deliverables and separate units of account previously identified, as a result the Company expects the timing of its revenue recognition to remain the same as compared to FASB ASC Topic 605, "Revenue Recognition." The Company adopted ASC Topic 606 using the modified retrospective method, effective January 1, 2018.

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

  Equity Price Risk

  Equity price risk arises from the possibility that equity security prices will fluctuate, affecting the value of equity securities and other instruments that derive their value from a particular stock, a defined basket of stocks, or a stock index. The Company is subject to equity price risk primarily in financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value. The Company attempts to limit such risks by continuously reevaluating prices and by diversifying its portfolio across many different options, futures and underlying securities and avoiding concentrations of positions based on the same underlying security.

  Currency Risk

  Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments. The Company manages this risk using spot (i.e., cash) currency transactions, currency futures contracts and currency forward contracts. As a global electronic broker and market maker trading on exchanges around the world in multiple currencies, the Company is exposed to foreign currency risk. The Company actively manages its currency exposure using a currency diversification strategy that is based on a defined basket of 14 currencies internally referred to as the "GLOBAL." These strategies minimize the fluctuation of the Company's net worth as expressed in GLOBALs, thereby diversifying its risk in alignment with these global currencies, weighted by the Company's view of their importance. As the Company's financial results are reported in U.S. dollars, the change in the value of the GLOBAL as expressed in U.S. dollars affects the Company's earnings. The impact of this currency diversification strategy in the Company's earnings is included in other income in the consolidated statements of comprehensive income. In light of the Company's decision to discontinue its options market making activities globally, the Company removed the Singapore dollar (SGD) and realigned the relative weight of the U.S. dollar (USD) versus the other currency components to better reflect its businesses going forward. The new composition went into effect as of the close of business on March 31, 2017.

  Interest Rate Risk

  Interest rate risk arises from the possibility that changes in interest rates will affect the value of financial instruments. The Company is exposed to interest rate risk on cash and margin balances, positions carried in equity and fixed income securities, options, futures and on its borrowings. These risks are managed through investment policies and by entering into interest rate futures contracts.

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

Concentrations of Credit Risk

The Company's exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of December 31, 2017, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4. Equity and Earnings per Share

In connection with IBG, Inc.'s initial public offering of Class A common stock ("IPO") in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC ("Holdings"), became the sole managing member of IBG LLC and began to consolidate IBG LLC's financial results into its financial statements. Holdings owns all of IBG, Inc.'s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of December 31, 2017.

	IBG, Inc.	Holdings	Total
Ownership %	17.4%	82.6%	100.0%
Membership interests	71,479,604	340,229,444	411,709,048

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Equity and Earnings per Share (Continued)

Since consummation of the IPO and Recapitalization, IBG, Inc.'s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of December 31, 2017 and December 31, 2016, 1,000,000,000 shares of Class A common stock were authorized, of which 71,609,049 and 68,119,412 shares have been issued; and 71,475,755 and 67,984,973 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of December 31, 2017 and December 31, 2016, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of December 31, 2017 and December 31, 2016, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company's consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of December 31, 2017 and December 31, 2016, the unamortized balance of these deferred tax assets was $146 million and $273 million, respectively (see Note 10 for effects of the Tax Act).

IBG, Inc. also entered into an agreement (the "Tax Receivable Agreement") with Holdings to pay Holdings (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of tax basis increases. These payables to Holdings are reported as payable to affiliate in the Company's consolidated statements of financial condition. The remaining 15% is accounted for as a permanent increase to additional paid-in capital in the Company's consolidated statements of financial condition. As a result of the reduction of the corporate rate from 35% to 21% under the Tax Act, the Company remeasured the Tax Receivable Agreement liability, payable to Holdings, resulting in the recognition of a $93 million gain which is reported in other income in the consolidated statements of comprehensive income.

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid-in capital arising from stock offerings from the date of the IPO through December 31, 2017 were $483 million, $410 million, and $73 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.'s federal income tax return. The Company has paid Holdings a cumulative total of $131 million through December 31, 2017 pursuant to the terms of the Tax Receivable Agreement.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Equity and Earnings per Share (Continued)

At the time of IBG, Inc.'s IPO in 2007, three hundred sixty (360) million shares of authorized common stock were reserved for future sales and redemptions. From 2008 through 2010, Holdings redeemed 5,013,259 IBG LLC interests with a total value of $114 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption these IBG LLC interests were retired. From 2011 through 2016, IBG, Inc. issued 12,643,495 shares of common stock (with a fair value of $362 million) directly to Holdings in exchange for an equivalent number of member interests in IBG LLC. On July 28, 2017, the Company filed a Supplemental Prospectus on Form 424B5 (File Number 333- 219552) with the SEC to issue 1,214,860 shares of common stock (with a fair value of $49 million) in exchange for an equivalent number of shares of member interests in IBG LLC.

As a consequence of these redemption transactions, and distribution of shares to employees (see Note 9), IBG, Inc.'s interest in IBG LLC has increased to approximately 17.4%, with Holdings owning the remaining 82.6% as of December 31, 2017. The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 89.2% as of December 31, 2017.

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Year-Ended December 31,
	2017	2016	2015
	(in millions, except share or per share amounts)
Basic earnings per share
Net income available for common stockholders	$76	$84	$49

Weighted average shares of common stock outstanding
Class A	69,926,833	66,013,147	61,042,971
Class B	100	100	100

	69,926,933	66,013,247	61,043,071

Basic earnings per share	$1.09	$1.28	$0.80

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

	Year-Ended December 31,
	2017	2016	2015
	(in millions, except share or per share amounts)
Diluted earnings per share
Net income available for common stockholders	$76	$84	$49

Weighted average shares of common stock outstanding
Class A
Issued and outstanding	69,926,833	66,013,147	61,042,971
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	977,988	1,286,166	1,466,725
Class B	100	100	100

	70,904,921	67,299,413	62,509,796

Diluted earnings per share	$1.07	$1.25	$0.78

Member Distributions and Stockholder Dividends

During the three years ended December 31, 2017, 2016, and 2015, IBG LLC made distributions totaling $328 million, $267 million, and $267 million, to its members, of which IBG, Inc.'s proportionate share was $56 million, $43 million, and $40 million, respectively. The Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $28 million, $26 million, and $25 million during 2017, 2016, and 2015, respectively.

On January 16, 2018, the Company declared a cash dividend of $0.10 per common share, payable on March 14, 2018 to stockholders of record as of March 1, 2018.

5. Comprehensive Income

The following table presents comprehensive income and earnings per share on comprehensive income:

	Year-Ended December 31,
	2017	2016	2015
	(in millions, except share or per share amounts)
Comprehensive income available for common stockholders	$87	$80	$39

Earnings per share on comprehensive income
Basic	$1.24	$1.21	$0.64

Diluted	$1.22	$1.19	$0.62

Weighted average common shares outstanding
Basic	69,926,933	66,013,247	61,043,071

Diluted	70,904,921	67,299,413	62,509,796

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Financial Assets and Financial Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy (see Note 2), financial assets and liabilities, measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016. As required by ASC Topic 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the respective fair value measurement.

	Financial Assets At Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Securities segregated for regulatory purposes	$4,519	$—	$—	$4,519

Financial instruments owned, at fair value
Stocks	2,000	—	1	2,001
Options	1,052	—	—	1,052
Warrants and discount certificates	5	—	—	5
U.S. and foreign government securities	60	—	—	60
Corporate and municipal bonds	—	1	3	4
Currency forward contracts	—	32	—	32

Total financial instruments owned, at fair value	3,117	33	4	3,154

Total financial assets at fair value	$7,636	$33	$4	$7,673

	Financial Liabilities At Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$302	$—	$—	$302
Options	464	—	—	464
Currency forward contracts	—	1	—	1

Total financial instruments sold, but not yet purchased, at fair value	766	1	—	767

Total financial liabilities at fair value	$766	$1	$—	$767

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

Transfers between Level 1 and Level 2

Transfers of financial assets and financial liabilities at fair value to or from Levels 1 and 2 arise where the market for a specific financial instrument has become active or inactive during the period. The fair values transferred are ascribed as if the financial assets or financial liabilities had been transferred as of the end of the period. During the years ended December 31, 2017 and 2016, there were no transfers between levels for financial assets and liabilities, at fair value.

Level 3 Financial Assets and Financial Liabilities

The Company's Level 3 financial assets are comprised of delisted and illiquid securities reported within financial instruments owned, at fair value in the consolidated statements of financial condition. During the year ended December 31, 2017 financial assets included $1 million of Level 3 securities which were transferred from Level 1 as certain stocks were no longer tradable in active markets and were valued by the Company based on internal estimates. In addition, the Company purchased a $2 million convertible bond in a private placement, which is classified as Level 3. During the year ended December 31, 2016 financial assets included $1 million of Level 3 securities which were transferred from Level 2 as a result of a security becoming illiquid.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Financial Assets and Financial Liabilities (Continued)

Trading Gains from Market Making Transactions

Trading gains and losses from market making transactions reported in the statements of comprehensive income, by major product type, are comprised of:

	Year-Ended December 31,
	2017	2016	2015
	(in millions)
Equities	$42	$155	$254
Fixed income	—	—	1
Foreign exchange	(2)	8	14

Total trading gains, net	$40	$163	$269

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

Notes to Consolidated Financial Statements (Continued)

6. Financial Assets and Financial Liabilities (Continued)

Financial Assets and Liabilities Not Measured at Fair Value

The following tables represent the carrying value, fair value, and fair value hierarchy category of certain financial assets and liabilities that are not recorded at fair value in the Company's consolidated statements of financial condition. The following table excludes certain financial instruments such as equity investments and all non-financial assets and liabilities:

	December 31, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$1,732	$1,732	$1,732	$—	$—
Cash and securities segregated for regulatory purposes	15,713	15,713	6,547	9,166	—
Securities borrowed	2,957	2,957	—	2,957	—
Securities purchased under agreements to resell	2,035	2,035	—	2,035	—
Receivables from customer	29,821	29,821	—	29,821	—
Receivables from broker, dealers, and clearing organizations	823	823	—	823	—
Interest receivable	116	116	—	116	—
Other assets	6	6	—	6	—

Total financial assets, not measured at fair value	$53,203	$53,203	$8,279	$44,924	$—

Financial liabilities, not measured at fair value
Short-term borrowings	$15	$15	$—	$15	$—
Securities loaned	4,444	4,444	—	4,444	—
Securities sold under agreements to repurchase	1,316	1,316	—	1,316	—
Payables to customer	47,548	47,548	—	47,548	—
Payables to brokers, dealers and clearing organizations	283	283	—	283	—
Interest payable	22	22	—	22	—

Total financial liabilities, not measured at fair value	$53,628	$53,628	$—	$53,628	$—

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Financial Assets and Financial Liabilities (Continued)

The following tables set forth the netting of financial assets and of financial liabilities as of December 31, 2017 and December 31, 2016:

	December 31, 2017
					Amounts Not Offset in the Consolidated Statement of Financial Condition
	Gross Amounts of Financial Assets and Liabilities Recognized		Amounts Offset in the Consolidated Statement of Financial Condition(2)	Net Amounts Presented in the Consolidated Statement of Financial Condition
					Cash or Financial Instruments	Net Amount
	(in millions)
Offsetting of Financial Assets
Securities segregated for regulatory purposes—purchased under agreements to resell	$9,166	(1)	$—	$9,166	$(9,166)	$—
Securities borrowed	2,957		—	2,957	(2,822)	135
Securities purchased under agreements to resell	2,035		—	2,035	(2,035)	—
Financial Instruments owned, at fair value
Options	1,052		—	1,052	(451)	601
Warrants and discount certificates	5		—	5	—	5
Currency forward contracts	32		—	32	—	32

Total	$15,247		$—	$15,247	$(14,474)	$773

Offsetting of Financial Liabilities
Securities loaned	$4,444		$—	$4,444	$(4,201)	$243
Securities sold under agreements to repurchase	1,316		—	1,316	(1,316)	—
Financial instruments sold, but not yet purchased, at fair value
Options	464		—	464	(451)	13
Warrants and discount certificates	—		—	—	—	—
Currency forward contracts	1		—	1	—	1

Total	$6,225		$—	$6,225	$(5,968)	$257

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

(1)
As of December 31, 2017 and December 31, 2016, the Company had $9.2 billion and $11.0 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in "Cash and securities—segregated for regulatory purposes" in the consolidated statements of financial condition.

(2)
The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 at December 31, 2017 and 2016.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Financial Assets and Financial Liabilities (Continued)

Secured Financing Transactions—Maturities and Collateral Pledged

The following tables present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged as of December 31, 2017 and December 31, 2016:

	December 31, 2017
	Remaining Contractual Maturity
	Overnight and Open	Less than 30 days	30 - 90 days	Over 90 days	Total
	(in millions)
Securities loaned
Stocks	$4,389	$—	$—	$—	$4,389
Corporate bonds	55	—	—	—	55

Total securities loaned	4,444	—	—	—	4,444

Securities sold under agreements to repurchase
U.S. government securities	1,316	—	—	—	1,316

Total	$5,760	$—	$—	$—	$5,760

	December 31, 2016
	Remaining Contractual Maturity
	Overnight and Open	Less than 30 days	30 - 90 days	Over 90 days	Total
	(in millions)
Securities Loaned
Stocks	$4,269	$—	$—	$—	$4,269
Corporate bonds	24	—	—	—	24

Total	$4,293	$—	$—	$—	$4,293

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Collateralized Transactions (Continued)

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer's portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company's collateral policies significantly limits the Company's credit exposure to margin loans in the event of a customer's default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of December 31, 2017 and December 31, 2016, approximately $29.8 billion and $19.4 billion, respectively, of customer margin loans were outstanding.

The following table summarizes the amounts related to collateralized transactions as of December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
	Permitted to Repledge	Sold or Repledged	Permitted to Repledge	Sold or Repledged
	(in millions)
Securities lending transactions	$23,662	$3,041	$13,768	$3,621
Securities purchased under agreements to resell transactions(1)	11,231	11,231	11,117	11,117
Customer margin assets	30,236	9,013	17,773	7,172

	$65,129	$23,285	$42,658	$21,910

(1)
As of December 31, 2017, $9.2 billion or 82% (as of December 31, 2016, $11.0 billion or 99%) of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of December 31, 2017 and December 31, 2016, the majority of the Company's U.S. and foreign government securities owned were pledged to clearing organizations.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Collateralized Transactions (Continued)

Financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, as of December 31, 2017 and December 31, 2016 are presented in the following table:

	December 31, 2017	December 31, 2016
	(in millions)
Stocks	$1,150	$1,574
U.S. and foreign government securities	54	359

	$1,204	$1,933

8. Other Income

The components of other income for the years ended December 31, 2017, 2016, and 2015 were:

	Year-Ended December 31,
	2017	2016	2015
	(in millions)
Market data fees	$39	$35	$30
Account activity fees	20	18	16
Risk exposure fees	24	19	21
Payments for order flow	15	14	17
Gains (losses) on financial instruments, at fair value and other investments, net	1	35	(18)
Gains (losses) from currency diversification strategy, net	110	(40)	(206)
Other, net	123	13	18

	$332	$94	$(122)

Market data fees are charged to customers for market data services they subscribe to and are largely offset by the related costs paid to obtain market data from third party vendors. Account activity fees are charged to customers that do not generate the minimum monthly commission. The fee is the difference between the minimum required commission and the actual commissions generated. Risk exposure fees are earned from a small minority of customer accounts carrying positions with market risk that exceeds defined thresholds. Payments for order flow are earned from various options exchanges based upon options trading volume originated by the Operating Companies. Gains (losses) on financial instruments, at fair value and other investments, net include (1) realized and unrealized gains and losses on financial instruments that (a) are held for purposes other than the Company's market making activities, (b) are subject to restrictions, or (c) are accounted for under the equity method and (2) dividends on investments accounted for under cost method. Other, net includes a gain on the sale of the Company's U.S. market making operations to Two Sigma Securities, LLC of $11 million, reflecting the recovery of exit costs, and a $93 million gain from the remeasurement of the Tax Receivable Agreement liability as a result of the Tax Act (see Note 4 and Note 10).

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based Operating Companies who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees' pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in employee compensation and benefits expenses in the consolidated statements of comprehensive income were $3 million of plan contributions for each of the three years ended December 31, 2017, 2016, and 2015, respectively.

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

As of December 31, 2017, the Company has 3,849 shares of common stock remaining to be distributed to former employees under the ROI Unit Stock Plan.

2007 Stock Incentive Plan

In 2017, the Company amended the 2007 Stock Incentive Plan (the "Stock Incentive Plan") to extend its term for a ten-year period through April 24, 2027, pending stockholders' approval at the Company's 2018 Annual Meeting. Under the Company's Stock Incentive Plan, up to 30 million shares of the Company's common stock may be issued to satisfy vested restricted stock units granted to directors, officers, employees, contractors and consultants of the Company. The purpose of the Stock Incentive Plan is to promote the Company's long-term financial success by attracting, retaining and rewarding eligible participants.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Employee Incentive Plans (Continued)

The Stock Incentive Plan is administered by the Compensation Committee of the Company's Board of Directors. The Compensation Committee has discretionary authority to determine the eligibility to participate in the Stock Incentive Plan and establishes the terms and conditions of the awards, including the number of awards granted to each participant and all other terms and conditions applicable to such awards in individual grant agreements. Awards are expected to be made primarily through grants of restricted stock units. Stock Incentive Plan awards are subject to issuance over time. All previously granted but not yet earned awards may be cancelled by the Company upon the participant's termination of employment or violation of certain applicable covenants prior to issuance, unless determined otherwise by the Compensation Committee.

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

The Company expects to continue to grant awards on or about December 31 of each year to eligible participants as part of an overall plan of equity compensation. Restricted stock units vest and become distributable to participants in accordance with the following schedule:

  •
  10% on the first vesting date, which is on or about May 9 of each year; and

  •
  an additional 15% on each of the following six anniversaries of the first vesting, assuming continued employment with the Company and compliance with non-competition and other applicable covenants.

Awards granted to external directors vest, and are distributed, over a five-year period (20% per year) commencing one year after the date of grant. A total of 24,263 restricted stock units have been granted to the external directors cumulatively since the plan's inception.

Stock Incentive Plan awards granted (excluding 21,009 shares issued pursuant to the ROI Unit Stock Plan described above) and the related fair values since the plan's inception are presented in the table below:

	Units		Fair Value at Date of Grant ($ millions)
Prior periods (since inception)	20,888,468		$397
December 31, 2015	1,211,533		52
December 31, 2016	1,451,136	(1)	55
December 31, 2017	923,407	(2)	55

	24,474,544		$559

(1)
Stock Incentive Plan number of granted restricted stock units related to 2016 was adjusted by 5,657 additional restricted stock units during the year ended December 31, 2017.

(2)
Granted under the Company's amended 2007 Stock Incentive Plan, pending stockholder approval at the Company's 2018 Annual Meeting.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Employee Incentive Plans (Continued)

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, there are no vested awards that remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the consolidated statements of comprehensive income was $53 million, $51 million, and $50 million for the years ended December 31, 2017, 2016, and 2015, respectively. Estimated future compensation costs for unvested awards, net of credits for cancelled awards, as of December 31, 2017 are $38 million.

The following summarizes the Stock Incentive Plan and ROI Unit Stock Plan activities from December 31, 2014 through December 31, 2017:

	Stock Incentive Plan Units	Intrinsic Value of SIP Units which Vested and were Distributed ($ millions)(1)	ROI Unit Stock Plan Shares
Balance, December 31, 2014	10,376,800		9,614

Granted	1,211,533		—
Cancelled	(163,221)		—
Distributed	(2,487,127)	$86	(3,244)

Balance, December 31, 2015	8,937,985		6,370

Granted	1,451,136 (2)		—
Cancelled	(69,340)		—
Distributed	(2,402,062)	$88	(1,376)

Balance, December 31, 2016	7,917,719		4,994

Granted	923,407 (3)		—
Cancelled	(115,711)		—
Distributed	(2,274,777)	$81	(1,145)

Balance, December 31, 2017	6,450,638		3,849

(1)
Intrinsic value of SIP units distributed represents the compensation value reported to the participants.

(2)
Stock Incentive Plan number of granted restricted stock units related to 2016 was adjusted by 5,657 additional restricted stock units during the year ended December 31, 2017.

(3)
Granted under the Company's amended 2007 Stock Incentive Plan, pending stockholder approval at the Company's 2018 Annual Meeting.

Awards previously granted but not yet earned under the stock plans are subject to the plans' post-employment provisions in the event a participant ceases employment with the Company. Through December 31, 2017, a total of 573,197 restricted stock units have been distributed under these post-employment provisions. These distributions are included in the table above.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes

Income tax expense for the three years ended December 31, 2017, 2016, and 2015 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC and the enactment of the Tax Act, as discussed below. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, the income attributable to these noncontrolling interests is reported in the consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual members. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company's subsidiaries are subject to corporate taxation.

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

The Tax Act, as previously described, makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate to 21%, effective January 1, 2018; (2) requiring a one-time transition tax on certain undistributed earnings of foreign subsidiaries to be paid over eight years; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax, a new minimum tax; (7) creating a new limitation on deductible interest expense; (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (9) repealing the Section 199 manufacturing deduction; and (10) full expensing of qualified property for tax return purposes.

The SEC staff issued Staff Accounting Bulletin 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment of the Tax Act for entities to complete the accounting under ASC Topic 740. In accordance with SAB 118, an entity must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC Topic 740 is complete. To the extent that an entity's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, the entity must record a provisional estimate on its financial statements. However, if an entity cannot determine a provisional estimate to be included on its financial statements, the entity should continue to apply ASC Topic 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

The Company's accounting for the following elements of the Tax Act is incomplete. However, the Company has made reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:

Reduction of U.S. federal corporate tax rate:    The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. For certain of the Company's deferred tax assets and liabilities, the Company has recognized a provisional net decrease of $115 million with a corresponding adjustment to deferred income tax expense (or deferred tax benefit) for the year ended December 31, 2017. While the Company has made a reasonable estimate of the impact of the reduction in corporate rate, it may be

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

affected by other analyses related to the Tax Act, including, but not limited to, the calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences. The Company is still analyzing certain aspects of the Tax Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. In connection with the remeasurement of its deferred tax asset arising from the acquisition of interests in IBG LLC, the Company also remeasured the related Tax Receivable Agreement liability, payable to Holdings, resulting in the recognition of a $93 million gain which is reported in other income in the consolidated statements of comprehensive income (see Note 4).

Deemed Repatriation Transition Tax:    The Deemed Repatriation Transition Tax ("Transition Tax") is a tax on previously untaxed accumulated and current earnings of certain foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings of the relevant foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company has made a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $62 million. This amount may change when the calculation of post-1986 foreign earnings and profits previously deferred from U.S. federal taxation and the amounts held in cash or other specified assets are finalized. The Company does not expect any significant changes, but it is continuing to gather additional information to more precisely compute the amount of the Transition Tax.

The Tax Act creates a new requirement that global intangible low taxes income ("GILTI") earned by controlled foreign corporations ("CFC"s) must be included currently in the gross income of the CFC's U.S. shareholder. GILTI is the excess of the shareholder's "net CFC-tested income" over the deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S shareholder's pro rata share of the qualified business asset investment in each CFC with respect to which it is a U.S shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.

Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and the application of ASC Topic 740. Under U.S. GAAP, the Company is allowed to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method") or (2) factoring such amounts into the Company's measurement of its deferred taxes (the "deferred method"). The Company selected the deferred method. The Company's calculation of the deferred balance with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on, not only its current structure and estimated future results of global operations, but its intent and ability to modify its structure and/or its business, the Company is not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, the Company has not made any adjustments related to potential GILTI tax in its financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

For the three years ended December 31, 2017, 2016, and 2015, the provision for income taxes consisted of:

	Year-Ended December 31,
	2017		2016	2015
	(in millions)
Current
Federal	$76	(1)	$1	$4
State and local	1		—	—
Foreign	32		34	24

Total current	109		35	28

Deferred
Federal	148	(2)	30	14
State and local	—		—	—
Foreign	(1)		(3)	1

Total deferred	147		27	15

	$256		$62	$43

(1)
Includes $62 million of Transition Tax under the Tax Act.

(2)
Includes the remeasurement of deferred tax assets and liabilities of $115 million due to the Tax Act.

A reconciliation of the statutory U.S. Federal income tax rate of 35% to the Company's effective tax rate for the three years ending December 31, 2017, 2016, and 2015 is set forth below:

	Year-Ended December 31,
	2017	2016	2015
U.S. Statutory Tax Rate	35.0%	35.0%	35.0%
Less: rate attributable to noncontrolling interests	(26.5)%	(28.2)%	(28.2)%
State, local and foreign taxes, net of federal benefit	2.1%	1.3%	2.6%

Subtotal	10.6%	8.1%	9.4%

Effects of the Tax Act	13.7%	0.0%	0.0%

	24.3%	8.1%	9.4%

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

Significant components of the Company's deferred tax assets and liabilities, which are reported in other assets and in other liabilities and accrued expenses, respectively, in the consolidated statements of financial condition, as of December 31, 2017, 2016, and 2015 were as follows:

	December 31,
	2017	2016	2015
	(in millions)
Deferred tax assets
Arising from the acquisition of interests in IBG LLC	$146	$273	$288
Deferred compensation	4	6	5
Other	7	18	18

Total deferred tax assets	157	297	311

Deferred tax liabilities
Foreign, primarily THE	1	2	3
Other	—	1	—

Total deferred tax liabilities	1	3	3

Net deferred tax assets	$156	$294	$308

As of and for the years ended December 31, 2017 and 2016, the Company had no unrecognized tax and no valuation allowances on deferred tax assets were required. The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2017, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2010, and to non-U.S. income tax examinations for tax years prior to 2008.

As of December 31, 2017, accumulated earnings held by non-U.S. subsidiaries totaled $1.1 billion (as of December 31, 2016 $1.0 billion). Of this amount, approximately $0.3 billion (as of December 31, 2016 $0.3 billion) is attributable to earnings of the Company's foreign subsidiaries that are considered "pass-through" entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for U.S. tax purposes and when they are remitted. With respect to certain of these subsidiaries' accumulated earnings (approximately $0.2 billion and $0.2 billion as of December 31, 2017 and December 31, 2016, respectively), repatriation would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution. The Company has not provided for its proportionate share of these additional foreign taxes as it does not intend to repatriate these earnings in the foreseeable future. For the same reason, the Company has not provided deferred U.S. tax on cumulative translation adjustments associated with these earnings.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Property, Equipment and Intangible Assets

Property, equipment and intangible assets, which are included in other assets in the consolidated statements of financial condition, consist of leasehold improvements, computer equipment, software developed for the Company's internal use, office furniture, equipment and acquired technology. As of December 31, 2017 and 2016, property, equipment and intangible assets consisted of:

	December 31,
	2017	2016
	(in millions)
Leasehold improvements	$7	$6
Computer equipment	17	14
Office furniture and equipment	2	2

	26	22
Less—accumulated depreciation and amortization	(12)	(9)

Property and equipment, net	14	13

Internally developed software	52	49
Intangible assets (acquired technology)	8	7
Less—accumulated amortization	(31)	(28)

Intangible assets, net	29	28

Total property, equipment, and intangible assets, net	$43	$41

Depreciation and amortization of $25 million, $25 million, and $22 million, for the three years ended December 31, 2017, 2016, and 2015, respectively, is included in occupancy, depreciation and amortization expenses in the consolidated statements of comprehensive income. Amortization expense related to intangible assets is expected to be approximately $16 million, $10 million, and $3 million, for years ended December 31, 2018, 2019, and 2020, respectively.

12. Commitments, Contingencies and Guarantees

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

12. Commitments, Contingencies and Guarantees (Continued)

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, "Contingencies." As of December 31, 2017 and 2016, reserves provided for potential losses related to litigation matters were not material.

Trading Technologies Matter

On February 3, 2010, Trading Technologies International, Inc. ("Trading Technologies") filed a complaint in the U.S. District Court for the Northern District of Illinois, Eastern Division, against IBG, Inc., IBG LLC, Holdings, and IB LLC. Thereafter, Trading Technologies dismissed IBG, Inc. and Holdings from the case, leaving only IBG LLC and IB LLC as defendants ("Defendants"). The operative complaint, as amended, alleges that the Defendants have infringed and continue to infringe twelve U.S. patents held by Trading Technologies. Trading Technologies is seeking, among other things, unspecified damages and injunctive relief ("the Litigation"). The Defendants filed an answer to Trading Technologies' amended complaint, as well as related counterclaims. The Defendants deny Trading Technologies' claims, assert that the asserted patents are not infringed and are invalid, and assert several other defenses as well. Trading Technologies also filed patent infringement lawsuits against approximately a dozen other companies in the same court. The Litigation was consolidated with the other lawsuits filed by Trading Technologies.

The Defendants and/or certain codefendants filed petitions with the United States Patent and Trademark Office ("USPTO") for Covered Business Method Review ("CBM Review") on the asserted patents. The District Court granted the Defendants' motion to stay the Litigation pending the CBM Reviews. The USPTO Patent Trial Appeal Board found ten of the twelve asserted patents to be not patentable and two patents to be patentable. The Defendants have filed appeals on the claims that were held to be patentable.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Commitments, Contingencies and Guarantees (Continued)

On February 19, 2016, the Company filed a motion to dismiss the class action complaint. On September 28, 2016, the Court issued an order granting the Company's motion to dismiss and dismissing the complaint in its entirety, and without providing plaintiff leave to amend. On October 5, 2016, the Court entered judgment in the Company's favor. On October 12, 2016, plaintiff filed motions for leave to file an amended complaint and to vacate or amend judgment. On November 14, 2016, plaintiff also filed a motion to disqualify the district judge. The Company opposed all three motions. In memoranda of decision dated August 29, 2017 and September 5, 2017, the Court denied the motions. On September 28, 2017, plaintiff appealed the order of dismissal and subsequent judgment to the United States Court of Appeals for the Second Circuit. On January 9, 2018, the plaintiff filed his appellate brief. The opposition brief is currently due on April 10, 2018. We believe that the appeal, like the original complaint, lacks merit. Further, even if the Court's dismissal were to be overturned on appeal, we do not believe that a purported class action is appropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any particular customer's margin-deficient account. IB LLC and the related defendants intend to continue to defend themselves vigorously against the case and, consistent with past practice in connection with this type of unwarranted action, any potential claims for counsel fees and expenses incurred in defending the case shall be fully pursued against the plaintiff.

Leases

Operating Companies have non-cancelable operating leases covering office space. All but one of the office space leases are subject to escalation clauses based on specified costs incurred by the respective landlords and contain renewal elections. Rent expense calculated on a straight-line basis for the Company was $15 million, $16 million and $14 million for the three years ended December 31, 2017, 2016, and 2015, respectively, and is included in occupancy, depreciation and amortization expenses in the consolidated statements of comprehensive income. As of December 31, 2017, the Company's minimum annual lease commitments totaled $154 million, as follows:

Year	(in millions)
2018	$15
2019	10
2020	10
2021	10
2022	14
Thereafter	95

$154

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

12. Commitments, Contingencies and Guarantees (Continued)

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

The Company conducts its electronic brokerage business through certain Interactive Brokers subsidiaries, which provide electronic trade execution and clearing services to customers worldwide. The Company conducts its remaining market making business (see Note 2—Discontinued Operations and Costs Associated with Exit or Disposal Cost) principally through its Timber Hill subsidiaries on some of the world's leading exchanges and market centers, primarily in exchange-traded equities, equity options and equity-index options and futures.

Significant transactions and balances between the Operating Companies occur, primarily as a result of certain Operating Companies holding exchange or clearing organization memberships, which are utilized to provide execution and clearing services to affiliates. Charges for transactions between segments are designed to approximate full costs. Intra-segment and intra-region income and expenses and related balances have been eliminated in this segment and geographic information to reflect the external business conducted in each segment or geographic region. Corporate items include non-allocated corporate income and expenses that are not attributed to segments for performance measurement, net gains and losses on positions held as part of the Company's overall currency diversification strategy, corporate assets and eliminations.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. Segment and Geographic Information (Continued)

Management believes that the following information by business segment provides a reasonable representation of each segment's contribution to total net revenues and income before income taxes for the years ended December 31, 2017, 2016, and 2015, and total assets as of December 31, 2017, 2016, and 2015:

	Year-Ended December 31,
	2017	2016	2015
	(in millions)
Net revenues
Electronic brokerage	$1,405	$1,239	$1,097
Market making	86	190	298
Corporate	211	(33)	(206)

Total net revenues	$1,702	$1,396	$1,189

Income before income taxes
Electronic brokerage	$860	$756	$536
Market making	(27)	44	130
Corporate	216	(39)	(208)

Total income before income taxes	$1,049	$761	$458

	December 31,
	2017	2016	2015
	(in millions)
Segment assets
Electronic brokerage	$58,787	$50,072	$44,421
Market making	8,469	11,765	10,825
Corporate	(6,094)	(7,164)	(6,512)

Total assets	$61,162	$54,673	$48,734

The Company operates its automated global business in the U.S. and international markets on more than 120 electronic exchanges and market centers. A significant portion of the Company's net revenues are generated by subsidiaries operating outside the U.S. International operations are comprised of electronic brokerage and market making activities in 25 countries in Europe, Asia and the Americas (outside the U.S.). The following table presents total net revenues and income before income taxes by geographic area for the years ended December 31, 2017, 2016, and 2015. The geographic analysis presented below is based on the location of the subsidiaries in which the transactions are recorded. This geographic information does not reflect the way the Company's business is managed.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. Segment and Geographic Information (Continued)

	Year-Ended December 31,
	2017	2016	2015
	(in millions)
Net revenues
United States	$1,393	$1,046	$832
International	309	350	357

Total net revenues	$1,702	$1,396	$1,189

Income before income taxes
United States	$947	$632	$294
International	102	129	164

Total income before income taxes	$1,049	$761	$458

14. Regulatory Requirements

As of December 31, 2017, aggregate excess regulatory capital for all of the Operating Companies was $4.5 billion.

IB LLC, TH LLC and IB Corp are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act, IB LLC is also subject to the Commodities and Futures Trading Commission's minimum financial requirements (Regulation 1.17), and THE is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement. IBA is subject to the Australian Securities Exchange liquid capital requirement, THLI is subject to the Financial Market Authority Liechtenstein eligible capital requirements, THC and IBC are subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, IBUK is subject to the U.K. Financial Conduct Authority Capital Requirements Directive, IBHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, IBI is subject to the National Stock Exchange of India net capital requirements and IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements. The following table summarizes capital, capital requirements and excess regulatory capital:

	Net Capital/ Eligible Equity	Requirement	Excess
	(in millions)
IB LLC	$3,548	$495	$3,053
TH LLC	279	1	278
THE	614	92	522
Other regulated operating companies	773	121	652

	$5,214	$709	$4,505

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain Operating Companies are subject to other regulatory restrictions and requirements.

As of December 31, 2017, all of the regulated Operating Companies were in compliance with their respective regulatory capital requirements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. Related Party Transactions

Receivable from affiliate, reported in other assets in the consolidated statement of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the consolidated statements of financial condition as of December 31, 2017 and December 31, 2016 were accounts receivable from directors, officers and their affiliates of $250 million and $78 million and payables of $648 million and $468 million, respectively. The Company may extend credit to these related parties in connection with margin loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

16. Subsequent Events

As required by FASB ASC Topic 855, "Subsequent Events," the Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date the consolidated financial statements were issued.

Except as disclosed in Note 4 and Note 12, no other recordable or disclosable events occurred.

*****

SUPPLEMENTARY DATA

Unaudited Quarterly results

The Company's unaudited quarterly results for 2017 and 2016 reflect the condensed consolidated operating results of IBG, Inc. and its subsidiaries.

	2017 Quarterly Data
	First	Second	Third	Fourth
	(in millions)
Revenues	$409	$438	$487	$593
Interest expense	35	51	61	78

Net revenues	374	387	426	515

Non-interest expenses
Execution and clearing	61	63	61	56
Employee compensation and benefits	62	66	64	57
Other	38	54	33	38

Total non-interest expenses	161	183	158	151

Income before income taxes	213	204	268	364
Income tax expense	18	17	21	200
Less net income attributable to noncontrolling interests	171	164	216	166

Net income available for common stockholders	$24	$23	$31	$(2)

Basic earnings per share	$0.35	$0.33	$0.44	$(0.02)

Diluted earnings per share	$0.34	$0.32	$0.43	$(0.02)

Net income (loss) available for common stockholders	$24	$23	$31	$(2)
Other comprehensive income
Cumulative translation adjustment, before income taxes	4	6	1	—
Income taxes related to items of other comprehensive income	—	—	—	—

Other comprehensive income, net of tax	4	6	1	—

Comprehensive income (loss) available for common stockholders	$28	$29	$32	$(2)

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$171	$164	$216	$166
Other comprehensive income (loss)—cumulative translation adjustment	19	31	5	(1)

Comprehensive income attributable to noncontrolling interests	$190	$195	$221	$165

	2016 Quarterly Data
	First	Second	Third	Fourth
	(in millions)
Revenues	$507	$387	$366	$215
Interest expense	18	18	21	22

Net revenues	489	369	345	193

Non-interest expenses
Execution and clearing	62	59	62	61
Employee compensation and benefits	58	58	58	68
Other	32	39	42	36

Total non-interest expenses	152	156	162	165

Income before income taxes	337	213	183	28
Income tax expense	27	13	15	7
Less net income attributable to noncontrolling interests	277	173	148	17

Net income available for common stockholders	$33	$27	$20	$4

Basic earnings per share	$0.52	$0.41	$0.30	$0.07

Diluted earnings per share	$0.51	$0.40	$0.30	$0.07

Net income available for common stockholders	$33	$27	$20	$4
Other comprehensive income
Cumulative translation adjustment, before income taxes	6	(3)	—	(7)
Income taxes related to items of other comprehensive income	—	—	—	—

Other comprehensive income (loss), net of tax	6	(3)	—	(7)

Comprehensive income (loss) available for common stockholders	$39	$24	$20	$(3)

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$277	$173	$148	$17
Other comprehensive income (loss)—cumulative translation adjustment	33	(16)	2	(40)

Comprehensive income (loss) attributable to noncontrolling interests	$310	$157	$150	$(23)

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

In 2012, the Company's management created the Accounting Policy Committee (the "APC") to provide a robust framework for the design and implementation of all relevant controls. The APC is comprised of eight (8) experienced subject matter experts from within the Company's accounting and regulatory disciplines, and includes the CFO and the Chief Accounting Officer. The APC is responsible for assessing the effects of complex transactions and related accounting guidance on the Company's financial statements and to report the results of its assessments to management and to the Audit Committee. The APC's mandate includes review and approval of the adoption and implementation of accounting guidance (new or newly applicable) by the Company.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our CEO and our CFO, assessed the effectiveness of IBG, Inc.'s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on management's assessment and those criteria, management concluded that IBG, Inc. maintained effective internal control over financial reporting as of December 31, 2017.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2017, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes to Internal Control over Financial Reporting

No changes to our internal control over financial reporting for the year ended December 31, 2017 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Interactive Brokers Group, Inc.
Greenwich, CT

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of December 31, 2017 and 2016 and the related consolidated statements of comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2017, of the Company and our report dated February 28, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
New York, New York
February 28, 2018

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

  •
  "Item 3—Ratification of Appointment of Independent Registered Public Accounting Firm"

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

ITEMS. 15 (a)(1) and 15 (a)(2) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Interactive Brokers Group, Inc.
Greenwich, CT

Opinion on the Financial Statement Schedules

We have audited the consolidated financial statements of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, and the Company's internal control over financial reporting as of December 31, 2017, and have issued our reports thereon dated February 28, 2018; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company listed in the Index at Item 15. These condensed financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statement schedules based on our audits. In our opinion, such condensed financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
New York, New York
February 28, 2018

We have served as the Company's auditor since 1990.

INTERACTIVE BROKERS GROUP, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(in millions, except share amounts)	2017	2016
Assets
Cash and cash equivalents	$—	$—
Investments in subsidiaries, equity basis	1,122	964
Other assets	156	297

Total assets	$1,278	$1,261

Liabilities and Equity
Liabilities:
Payable to affiliates	$187	$285
Accrued expenses and other liabilities	1	2

	188	287

Stockholders' equity:
Common stock, $0.01 par value per share:
Class A—Authorized—1,000,000,000, Issued—71,609,049 and 68,119,412 shares, Outstanding—71,475,755 and 67,984,973 shares as of December 31, 2017 and 2016	1	1
Class B—Authorized, Issued and Outstanding—100 shares as of December 31, 2017 and 2016	—	—
Additional paid-in capital	832	775
Retained earnings	251	203
Accumulated other comprehensive income, net of income taxes of $1 and $0 as of December 31, 2017 and 2016	9	(2)
Treasury stock, at cost, 133,294 and 134,439 shares as of December 31, 2017 and 2016	(3)	(3)

Total equity	1,090	974

Total liabilities and equity	$1,278	$1,261

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year-Ended December 31,
(in millions)	2017	2016	2015
Income (loss) before income from subsidiaries	$92	$(1)	$—
Undistributed gains of subsidiaries, net	147	117	67
Income tax expense	163	32	18

Net income	$76	$84	$49

Net income available for common stockholders	$76	$84	$49
Cumulative translation adjustment, net of tax	11	(4)	(10)

Comprehensive income available for common stockholders	$87	$80	$39

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	Year-Ended December 31,
(in millions)	2017	2016	2015
Cash flows from operating activities
Net income	$76	$84	$49
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed gains of subsidiaries, net	(147)	(117)	(67)
Deferred income taxes	149	30	13
Gain on remeasurement of Tax Receivable Agreement liability	(93)	—	—
Changes in operating assets and liabilities	(9)	9	9

Net cash (used in) provided by operating activities	(24)	6	4

Cash flows provided by investing activities	56	42	40

Cash flows used in financing activities	(43)	(44)	(34)

Effect of exchange rate changes on cash and cash equivalents	11	(5)	(10)

Net increase (decrease) in cash and cash equivalents	—	(1)	—
Cash and cash equivalents at beginning of period	—	1	1

Cash and cash equivalents at end of period	$—	$—	$1

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—	$—

Cash paid for taxes, net	$13	$(1)	$—

Non-cash investing activities:
Non-cash distributions from subsidiaries	$—	$1	$—

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

2. Related Party Transactions

As of December 31, 2107, there were no receivables from affiliates. Dividends received from IBG LLC for the three years ended December 31, 2017, 2016, and 2015, were $56 million, $43 million, and $40 million, respectively.

As of December 31, 2017 and 2016, respectively, payable to affiliates of $187 million and $285 million consisted primarily of amounts payable to Holdings under the Tax Receivable Agreement.

3. Stockholders' Equity

Refer to Note 4 to the consolidated financial statements.

4. Employee Incentive Plans

Refer to Note 9 to the consolidated financial statements.

5. Commitments, Contingencies and Guarantees

Refer to Note 12 to the consolidated financial statements.

6. Subsequent Events

As required by FASB ASC Topic, "Subsequent Events," IBG, Inc. has evaluated subsequent events for adjustment to or disclosure in its condensed financial statements through the date the condensed financial statements were issued.

Except as disclosed in Note 4 and Note 12 to the consolidated financial statements, no other recordable or disclosable events occurred.

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

Date: February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THOMAS PETERFFY Thomas Peterffy	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 28, 2018
/s/ DENIS MENDONCA Denis Mendonca	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2018
/s/ LAWRENCE E. HARRIS Lawrence E. Harris	Director	February 28, 2018
/s/ GARY KATZ Gary Katz	Director	February 28, 2018
/s/ RICHARD GATES Richard Gates	Director	February 28, 2018