Form 10-Q
period 2018-03-31
Interactive Brokers Group, Inc.
filed 2018-05-09
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

As of May 7, 2018, there were 71,481,133 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10‑Q FOR THE QUARTER ENDED MARCH 31,  2018

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	March 31,	December 31,
(in millions, except share amounts)	2018	2017
Assets
Cash and cash equivalents	$1,901	$1,732
Cash - segregated for regulatory purposes	7,515	6,547
Securities - segregated for regulatory purposes	12,753	13,685
Securities borrowed	2,968	2,957
Securities purchased under agreements to resell	677	2,035
Financial instruments owned, at fair value:
Financial instruments owned	1,801	1,950
Financial instruments owned and pledged as collateral	614	1,204
Total financial instruments owned, at fair value	2,415	3,154
Receivables:
Customers, less allowance for doubtful accounts of $43 and $40 as of March 31, 2018 and December 31, 2017	29,464	29,821
Brokers, dealers and clearing organizations	1,002	823
Interest	99	116
Total receivables	30,565	30,760
Other assets	299	292
Total assets	$59,093	$61,162
Liabilities and equity
Short-term borrowings	$19	$15
Securities loaned	4,171	4,444
Securities sold under agreements to repurchase	—	1,316
Financial instruments sold, but not yet purchased, at fair value	242	767
Payables:
Customers	47,423	47,548
Brokers, dealers and clearing organizations	170	283
Affiliate	187	187
Accounts payable, accrued expenses and other liabilities	148	147
Interest	27	22
Total payables	47,955	48,187
Total liabilities	52,387	54,729
Commitments, contingencies and guarantees (see Note 12)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 71,610,581 and 71,609,049 shares, Outstanding – 71,481,133 and 71,475,755 shares as of March 31, 2018 and December 31, 2017	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of March 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	834	832
Retained earnings	290	251
Accumulated other comprehensive income, net of income taxes of $1 and $1 as of March 31, 2018 and December 31, 2017	10	9
Treasury stock, at cost, 129,448 and 133,294 shares as of March 31, 2018 and December 31, 2017	(3)	(3)
Total stockholders’ equity	1,132	1,090
Noncontrolling interests	5,574	5,343
Total equity	6,706	6,433
Total liabilities and equity	$59,093	$61,162

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in millions, except share or per share amounts)	2018	2017
Revenues
Commissions	$220	$154
Interest income	311	177
Trading gains	13	2
Other income	77	76
Total revenues	621	409
Interest expense	94	35
Total net revenues	527	374
Non-interest expenses
Execution and clearing	73	61
Employee compensation and benefits	70	62
Occupancy, depreciation and amortization	12	13
Communications	6	8
General and administrative	23	16
Customer bad debt	3	1
Total non-interest expenses	187	161
Income before income taxes	340	213
Income tax expense	21	18
Net income	319	195
Less net income attributable to noncontrolling interests	273	171
Net income available for common stockholders	$46	$24

Earnings per share
Basic	$0.64	$0.35
Diluted	$0.63	$0.34
Weighted average common shares outstanding
Basic	71,475,950	67,985,107
Diluted	72,512,462	69,157,614

Comprehensive income
Net income available for common stockholders	$46	$24
Other comprehensive income
Cumulative translation adjustment, before income taxes	1	4
Income taxes related to items of other comprehensive income	—	—
Other comprehensive income, net of tax	1	4
Comprehensive income available for common stockholders	$47	$28

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$273	$171
Other comprehensive income - cumulative translation adjustment	7	19
Comprehensive income attributable to noncontrolling interests	$280	$190

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in millions)	2018	2017
Cash flows from operating activities
Net income	$319	$195
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	4	5
Depreciation and amortization	7	6
Employee stock plan compensation	14	13
Unrealized (gain) loss on other investments, net	(2)	—
Bad debt expense	3	1
Impairment loss	1	—
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	932	295
Securities borrowed	(11)	(294)
Securities purchased under agreements to resell	1,358	(1)
Financial instruments owned, at fair value	742	1,014
Receivables from customers	354	(1,865)
Other receivables	(162)	(17)
Other assets	(12)	(2)
Securities loaned	(273)	(326)
Securities sold under agreement to repurchase	(1,316)	—
Financial instruments sold, but not yet purchased, at fair value	(525)	(779)
Payable to customers	(125)	2,570
Other payables	(107)	(36)
Net cash provided by operating activities	1,201	779

Cash flows from investing activities
Purchases of other investments	—	—
Distributions received and proceeds from sales of other investments	—	—
Purchase of property, equipment and intangible assets	(8)	(6)
Net cash used in investing activities	(8)	(6)

Cash flows from financing activities
Short-term borrowings, net	4	(36)
Dividends paid to stockholders	(7)	(7)
Distributions to noncontrolling interests	(61)	(34)
Net cash used in financing activities	(64)	(77)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	8	23
Net increase in cash, cash equivalents, and restricted cash	1,137	719
Cash, cash equivalents, and restricted cash at beginning of period	8,279	7,549
Cash, cash equivalents, and restricted cash at end of period	$9,416	$8,268

Cash, cash equivalents, and restricted cash
Cash and cash equivalents	1,901	1,656
Cash segregated for regulatory purposes	7,515	6,612
Cash, cash equivalents, and restricted cash at end of period	$9,416	$8,268

Supplemental disclosures of cash flow information
Cash paid for interest	$89	$30
Cash paid for taxes, net	$13	$7

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2018	71,609,049	$1	$832	$(3)	$251	$9	$1,090	$5,343	$6,433
Common stock distributed pursuant to stock incentive plans	1,532						—		—
Compensation for stock grants vesting in the future			2				2	12	14
Dividends paid to stockholders					(7)		(7)		(7)
Distributions from IBG LLC to noncontrolling interests							—	(61)	(61)
Comprehensive income					46	1	47	280	327
Balance, March 31, 2018	71,610,581	$1	$834	$(3)	$290	$10	$1,132	$5,574	$6,706

	Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2017	68,119,412	$1	$775	$(3)	$203	$(2)	$974	$4,846	$5,820
Common stock distributed pursuant to stock incentive plans	1,962						—		—
Compensation for stock grants vesting in the future			2				2	11	13
Dividends paid to stockholders					(7)		(7)		(7)
Distributions from IBG LLC to noncontrolling interests							—	(34)	(34)
Comprehensive income					24	4	28	190	218
Balance, March 31, 2017	68,121,374	$1	$777	$(3)	$220	$2	$997	$5,013	$6,010

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.   Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 17.4% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker specializing in executing and clearing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 120 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Switzerland, Liechtenstein, India, China (Hong Kong and Shanghai), Japan, and Australia. As of March 31, 2018, the Company had 1,252 employees worldwide.

IBG LLC is a Connecticut limited liability company that conducts its business through its operating subsidiaries (collectively, the “Operating Companies”): Interactive Brokers LLC (“IB LLC”); Interactive Brokers (U.K.) Limited and its subsidiary, Interactive Brokers (U.K.) Nominee Limited (collectively, “IBUK”); Interactive Brokers (India) Private Limited (“IBI”); Timber Hill LLC (“TH LLC”); Timber Hill Australia Pty Limited (“THA”); Timber Hill Canada Company (“THC”); Interactive Brokers Financial Products S.A. (“IBFP”); Interactive Brokers Software Services (India) Private Limited (“IBSSI”); IB Global Investments LLC (“IBGIL”); IB Exchange Corp. (“IBEC”) and its subsidiaries; Interactive Brokers Canada Inc. (“IBC”); Interactive Brokers Securities Japan, Inc. (“IBSJ”); Interactive Brokers Hong Kong Limited (“IBHK”); Interactive Brokers Australia Pty Limited and its subsidiary, Interactive Brokers Australia Nominees Pty Limited (collectively, “IBA”); IB Business Services (Shanghai) Company Limited (“IBBSS”); Timber Hill Europe AG and its subsidiary, Timber Hill (Liechtenstein) AG (collectively, “THE”);  Interactive Brokers Hungary KFT (“IBH”); Interactive Brokers Software Services Estonia OU (“IBEST”); Interactive Brokers Software Services Russia (“IBRUS”); Interactive Brokers Corp. (“IB Corp”), Covestor, Inc. and its subsidiary, Covestor Limited (collectively, “Covestor”), and Greenwich Advisor Compliance Services Corp. (“Greenwich Compliance”).

The Company operates in two business segments: electronic brokerage and market making, both supported by corporate. The Company conducts its electronic brokerage business through certain Interactive Brokers subsidiaries, which provide electronic execution and clearing services to customers worldwide. The Company conducts its market making business principally through its Timber Hill subsidiaries and it currently consists of customer facilitation in products such as CFDs, ETFs and single stock futures, as well as exchange traded market making activities in a few select markets outside the U.S. (See Note 2 – Discontinued Operations and Costs Associated with Exit or Disposal Activities.) Corporate enables the Company to operate cohesively and effectively by providing support via development services and control functions to the business segments and also by executing the Company’s currency diversification strategy.

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2017 Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 1, 2018. The condensed consolidated financial information as of December 31, 2017 has been derived from the audited consolidated financial statements not included herein.

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

Condensed Consolidated Statements of Cash Flows and Financial Condition Presentation Changes

On January 1, 2018, the Company adopted FASB Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash” (“ASU 2016-18”). This accounting update requires an entity to include in its cash and cash equivalents amounts that are deemed to be restricted cash and to present a reconciliation of such amounts in the statement of cash flows. Restricted cash represents cash and cash equivalents that are subject to withdrawal or usage restrictions. For purposes of the condensed consolidated statements of cash flows, cash, cash equivalents, and restricted cash consist of “cash and cash equivalents” and “cash – segregated for regulatory purposes.”

ASU 2016-18 also requires prior periods to be retrospectively adjusted to conform to the current period presentation. Upon adoption, the Company recorded an increase of $988 million in net cash provided by operating activities, for the three months ended March 31, 2017 to reflect the reclassification of changes in restricted cash balances from the operating section to the cash, cash equivalent, and restricted cash balances within the condensed consolidated statements of cash flows.

In addition, the Company reclassified restricted cash amounts previously included within “cash and securities – segregated for regulatory purposes” into a separate line item, “cash – segregated for regulatory purposes,” in the condensed consolidated statements of financial condition to be consistent with the presentation of restricted cash in the condensed consolidated statements of cash flows under ASU 2016-18. Previously reported amounts in the condensed consolidated statements of financial condition and notes to the condensed consolidated financial statements have been adjusted to conform to the current presentation.

Discontinued Operations and Costs Associated with Exit or Disposal Activities

On March 8, 2017, the Company announced its intention to discontinue its options market making activities globally. Additionally, as previously announced, on September 29, 2017 the Company completed the transfer of its U.S. options market making operations to Two Sigma Securities, LLC. The Company also exited the majority of its market making activities outside of the U.S. by December 31, 2017 and expects to report discontinued operations when it meets the criteria under FASB Topic ASC 205-20, “Discontinued Operations.”

The Company recognized approximately $25 million in one-time restructuring costs during the year ended December 31, 2017. The one-time restructuring costs included approximately $22 million of non-cash expenditures, consisting of impairment of the carrying value of certain exchange trading rights and stock-based compensation and $3 million of cash expenditures primarily related to severance costs for employee terminations.

During the three months ended March 31, 2018, the Company did not incur any additional restructuring costs. During the three months ended March 31, 2017, the Company recorded restructuring costs of approximately $1 million for severance resulting from obligations related to employment terminations, included in employee compensation and benefits in the condensed consolidated statements of comprehensive income.

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

Currency forward contracts are valued using broadly distributed bank and broker prices, and are classified as Level 2 of the fair value hierarchy since inputs to their valuation can be generally corroborated by market data. Other securities that are not traded in active markets are also classified as Level 2 of the fair value hierarchy. Level 3 financial instruments are comprised of securities that have been delisted or otherwise are no longer tradable in active markets and have been valued by the Company based on internal estimates.

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

Cash and Securities - Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which have been promulgated to protect customer assets. Securities segregated for regulatory purposes consisted of U.S. government securities of $4.5 billion and $4.5 billion as of March 31, 2018 and December 31, 2017, respectively, and securities purchased under agreements to resell in the amount of $8.3 billion and $9.2 billion as of March 31, 2018 and December 31, 2017, respectively, which amounts approximate fair value.

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

Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased, at Fair Value

Financial instrument transactions are accounted for on a trade date basis. Financial instruments owned and financial instruments sold, but not yet purchased are stated at fair value based upon quoted market prices, or if not available, are valued by the Company based on internal estimates (see Fair Value above). The Company’s financial instruments pledged to counterparties where the counterparty has the right, by contract or custom, to sell or repledge the financial instruments are reported as financial instruments owned and pledged as collateral in the condensed consolidated statements of financial condition.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Investments

The Company makes certain strategic investments related to its business and accounts for these investments (a) under the equity method of accounting as required under FASB ASC Topic 323, “Investments - Equity Method and Joint Ventures” or (b) at fair value or, if the investment in equity securities does not have a readily determinable fair value, at historical cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer in accordance with FASB ASC Topic 321, “Investments in Equity Securities.”

Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of the Company’s initial investment and are adjusted each period for the Company’s share of the investee’s income or loss. The Company’s share of the income or losses from equity method investments is included in other income in the condensed consolidated statements of comprehensive income. The recorded amounts of the Company’s equity method investments, $23 million as of March 31, 2018 ($23 million as of December 31, 2017), which are included in other assets in the condensed consolidated statements of financial condition, increase or decrease accordingly. Contributions paid to and distributions received from equity method investees are recorded as additions or reductions, respectively, to the respective investment balance.

Investments in equity securities that do not qualify for equity method accounting are recorded at historical cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The recorded amounts of the Company’s investments in such equity securities, $5 million as of March 31, 2018 ($5 million as of December 31, 2017) are included in other assets in the condensed consolidated statements of financial condition. Dividends received from these investments are included in other income in the condensed consolidated statements of comprehensive income when such dividends are received.

The Company also holds exchange memberships and investments in equity securities of certain exchanges, as required to qualify as a clearing member. Such investments, $5 million as of March 31, 2018 ($6 million as of December 31, 2017), are recorded at cost less impairment, and are included in other assets in the condensed consolidated statements of financial condition. Dividends received from these investments are included in other income in the condensed consolidated statements of comprehensive income when such dividends are received.

A judgmental aspect of accounting for investments is evaluating whether a decline in the value of an investment has occurred. The evaluation of an impairment is dependent on specific quantitative and qualitative factors and circumstances surrounding an investment, including recurring operating losses, credit defaults and subsequent rounds of financing. The Company’s equity investments do not have readily determinable market values. All investments are reviewed for changes in circumstances or occurrence of events that suggest the Company’s investment may not be recoverable. An impairment loss, if any, is recognized in the period the determination is made.

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

Revenue Recognition

Commissions

Commissions earned for executing and/or clearing transactions are accrued on a trade date basis and are reported as commissions in the condensed consolidated statements of comprehensive income. See Note 8 for further information on revenue from contracts with customers.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”). The Company’s income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits are based on enacted tax laws (see Note 11) and reflect management’s best assessment of estimated future taxes to be paid. The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Determining income tax expense requires significant judgments and estimates.

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

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company’s global operations. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, significantly revising the U.S corporate income tax law by, among other things, reducing the corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries (see Note 11).

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Recently Issued Accounting Pronouncements

Following is a summary of recently issued FASB Accounting Standards Updates (“ASUs”) that have affected or may affect the Company’s condensed consolidated financial statements:

	Affects	Status

ASU 2016-02	Leases (Topic 842): Requires the recognition of a right-of-use asset and a lease liability for leases previously classified as operating lease in the statements of financial condition.	Effective for fiscal years beginning after December 15, 2018.
ASU 2016-13	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.	Effective for fiscal years beginning after December 15, 2019.
ASU 2017-04	Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.	Effective for fiscal years beginning after December 15, 2019.
ASU 2017-08	Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Amending the amortization period for certain purchased callable debt securities held at a premium.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
ASU 2017-11

Earnings Per Share (Topic 260)
Distinguishing Liabilities from Equity (Topic 480)
Derivatives and Hedging (Topic 815): changing the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features.

Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
ASU 2017-12	Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
ASU 2018-02	Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.	Effective for fiscal years and first interim periods beginning after December 15, 2018.
ASU 2018-03	Technical Correction and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.	Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018.

Adoption of those ASUs that became effective during 2017 and 2018, prior to the issuance of the Company’s condensed consolidated financial statements, had no material effect on these financial statements, except for as described in the notes to these financial statements.

3.   Trading Activities and Related Risks

The Company’s trading activities include providing securities brokerage and market making services. Trading activities expose the Company to market and credit risks. These risks are managed in accordance with established risk management policies and procedures. To accomplish this, management has established a risk management process that includes:

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

Currency Risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments. The Company manages this risk using spot (i.e., cash) currency transactions, currency futures contracts and currency forward contracts. As a global electronic broker and market maker trading on exchanges around the world in multiple currencies, the Company is exposed to foreign currency risk. The Company actively manages its currency exposure using a currency diversification strategy that is based on a defined basket of 14 currencies internally referred to as the “GLOBAL.” These strategies minimize the fluctuation of the Company’s net worth as expressed in GLOBALs, thereby diversifying its risk in alignment with these global currencies, weighted by the Company’s view of their importance. As the Company’s financial results are reported in U.S. dollars, the change in the value of the GLOBAL as expressed in U.S. dollars affects the Company’s earnings. The impact of this currency diversification strategy in the Company’s earnings is included in other income in the condensed consolidated statements of comprehensive income. In light of the Company’s decision to discontinue its options market making activities globally, the Company removed the Singapore dollar (SGD) and realigned the relative weight of the U.S. dollar (USD) versus the other currency components to better reflect its businesses going forward. The new composition went into effect as of the close of business on March 31, 2017.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of March 31, 2018, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.   Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC.  The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of March 31, 2018.

	IBG, Inc.	Holdings	Total
Ownership %	17.4%	82.6%	100.0%
Membership interests	71,481,136	340,229,444	411,710,580

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

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of March 31, 2018 and December 31, 2017,  1,000,000,000 shares of Class A common stock were authorized, of which 71,610,581 and 71,609,049 shares have been issued; and 71,481,133 and 71,475,755 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of March 31, 2018 and December 31, 2017, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of March 31, 2018 and December 31, 2017, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of March 31, 2018 and December 31, 2017, the unamortized balance of these deferred tax assets was $142 million and $146 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid‑in capital arising from stock offerings from the date of the IPO through March 31, 2018 were $483 million, $410 million, and $73 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $131 million through March 31, 2018 pursuant to the terms of the Tax Receivable Agreement.

The Exchange Agreement, as amended, provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from Holdings, which could result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, members of Holdings are able to request redemption of their interests.

At the time of IBG, Inc.’s IPO in 2007, three hundred sixty (360) million shares of authorized common stock were reserved for future sales and redemptions. From 2008 through 2010, Holdings redeemed 5,013,259 IBG LLC interests with a total value of $114 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption these IBG LLC interests were retired. From 2011 through 2017, IBG, Inc. issued 13,858,355 shares of common stock (with a fair value of $410 million) directly to Holdings in exchange for an equivalent number of member interests in IBG LLC.

As a consequence of these redemption transactions, and distribution of shares to employees (see Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 17.4%, with Holdings owning the remaining 82.6% as of March 31, 2018.  The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 89.2% as of March 31, 2018.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended March 31,
	2018	2017

	(in millions, except share or per share amounts)
Basic earnings per share
Net income available for common stockholders	$46	$24
Weighted average shares of common stock outstanding
Class A	71,475,850	67,985,007
Class B	100	100
	71,475,950	67,985,107
Basic earnings per share	$0.64	$0.35

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended March 31,
	2018	2017
	(in millions, except share or per share amounts)
Diluted earnings per share
Net income available for common stockholders	$46	$24
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	71,475,850	67,985,007
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	1,036,512	1,172,507
Class B	100	100
	72,512,462	69,157,614
Diluted earnings per share	$0.63	$0.34

Member Distributions and Stockholder Dividends

During the three months ended March 31, 2018,  IBG LLC made distributions totaling $74 million,  to its members, of which IBG, Inc.’s proportionate share was $13 million. For the three months ended March 31, 2018, the Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $7 million.

On April 17, 2018, the Company declared a cash dividend of $0.10 per common share, payable on June 14, 2018 to stockholders of record as of June 1, 2018.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5.   Comprehensive Income

The following table presents comprehensive income and earnings per share on comprehensive income:

	Three Months Ended March 31,
	2018	2017
	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$47	$28

Earnings per share on comprehensive income
Basic	$0.66	$0.41
Diluted	$0.65	$0.40
Weighted average common shares outstanding
Basic	71,475,950	67,985,107
Diluted	72,512,462	69,157,614

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

6.   Financial Assets and Financial Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy (see Note 2), financial assets and liabilities, measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017. As required by ASC Topic 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the respective fair value measurement.

	Financial Assets At Fair Value as of March 31, 2018

	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$4,472	$—	$—	$4,472
Financial instruments owned, at fair value
Stocks	1,604	—	1	1,605
Options	731	—	—	731
Warrants and discount certificates	2	—	—	2
U.S. and foreign government securities	72	—	—	72
Corporate and municipal bonds	—	1	3	4
Currency forward contracts	—	1	—	1
Total financial instruments owned, at fair value	2,409	2	4	2,415
Total financial assets at fair value	$6,881	$2	$4	$6,887

	Financial Liabilities At Fair Value as of March 31, 2018
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$181	$—	$—	$181
Options	56	—	—	56
Currency forward contracts	—	5	—	5
Total financial instruments sold, but not yet purchased, at fair value	237	5	—	242
Total financial liabilities at fair value	$237	$5	$—	$242

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Assets At Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$4,519	$—	$—	$4,519
Financial instruments owned, at fair value
Stocks	2,000	—	1	2,001
Options	1,052	—	—	1,052
Warrants and discount certificates	5	—	—	5
U.S. and foreign government securities	60	—	—	60
Corporate and municipal bonds	—	1	3	4
Currency forward contracts	—	32	—	32
Total financial instruments owned, at fair value	3,117	33	4	3,154
Total financial assets at fair value	$7,636	$33	$4	$7,673

	Financial Liabilities At Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$302	$—	$—	$302
Options	464	—	—	464
Currency forward contracts	—	1	—	1
Total financial instruments sold, but not yet purchased, at fair value	766	1	—	767
Total financial liabilities at fair value	$766	$1	$—	$767

Transfers between Level 1 and Level 2

Transfers of financial assets and financial liabilities at fair value to or from Levels 1 and 2 arise where the market for a specific financial instrument has become active or inactive during the period. The fair values transferred are ascribed as if the financial assets or financial liabilities had been transferred as of the end of the period. During the three months ended March 31, 2018 and 2017, there were no transfers between levels for financial assets and liabilities, at fair value.

Level 3 Financial Assets and Financial Liabilities

The Company’s Level 3 financial assets are comprised of delisted and illiquid securities reported within financial instruments owned, at fair value in the condensed consolidated statements of financial condition. During the three months ended March 31, 2018, financial assets included $1 million in stocks and $3 million in corporate and municipal bonds, which were not traded in active markets and were valued by the Company based on internal estimates. During the three months ended March 31, 2017, there were no transfers between levels for financial assets and liabilities, at fair value.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Trading Gains from Market Making Transactions

Trading gains and losses from market making transactions reported in the condensed consolidated statements of comprehensive income, by major product type, are comprised of:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Equities	$13	$3
Fixed income	—	—
Foreign exchange	—	(1)
Total trading gains, net	$13	$2

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

Financial Assets and Liabilities Not Measured at Fair Value

The following tables represent the carrying value, fair value, and fair value hierarchy category of certain financial assets and liabilities that are not recorded at fair value in the Company's condensed consolidated statements of financial condition. The following table excludes certain financial instruments such as equity investments and all non-financial assets and liabilities:

	March 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$1,901	$1,901	$1,901	$-	$-
Cash - segregated for regulatory purposes	7,515	7,515	7,515	-	-
Securities - segregated for regulatory purposes	8,281	8,281	-	8,281	-
Securities borrowed	2,968	2,968	-	2,968	-
Securities purchased under agreements to resell	677	677	-	677	-
Receivables from customer	29,464	29,464	-	29,464	-
Receivables from broker, dealers, and clearing organizations	1,002	1,002	-	1,002	-
Interest receivable	99	99	-	99	-
Other assets	5	6	-	6	-
Total financial assets, not measured at fair value	$51,912	$51,913	$9,416	$42,497	$-

Financial liabilities, not measured at fair value
Short-term borrowings	$19	$19	$-	$19	$-
Securities loaned	4,171	4,171	-	4,171	-
Securities sold under agreements to repurchase	-	-	-	-	-
Payables to customer	47,423	47,423	-	47,423	-
Payables to brokers, dealers and clearing organizations	170	170	-	170	-
Interest payable	27	27	-	27	-
Total financial liabilities, not measured at fair value	$51,810	$51,810	$-	$51,810	$-

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$1,732	$1,732	$1,732	$-	$-
Cash - segregated for regulatory purposes	6,547	6,547	6,547	-	-
Securities - segregated for regulatory purposes	9,166	9,166	-	9,166	-
Securities borrowed	2,957	2,957	-	2,957	-
Securities purchased under agreements to resell	2,035	2,035	-	2,035	-
Receivables from customer	29,821	29,821	-	29,821	-
Receivables from broker, dealers, and clearing organizations	823	823	-	823	-
Interest receivable	116	116	-	116	-
Other assets	6	6	-	6	-
Total financial assets, not measured at fair value	$53,203	$53,203	$8,279	$44,924	$-

Financial liabilities, not measured at fair value
Short-term borrowings	$15	$15	$-	$15	$-
Securities loaned	4,444	4,444	-	4,444	-
Securities sold under agreements to repurchase	1,316	1,316	-	1,316	-
Payables to customer	47,548	47,548	-	47,548	-
Payables to brokers, dealers and clearing organizations	283	283	-	283	-
Interest payable	22	22	-	22	-
Total financial liabilities, not measured at fair value	$53,628	$53,628	$-	$53,628	$-

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables set forth the netting of financial assets and of financial liabilities as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of Financial Assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$8,281 [1]	$—		$8,281	$(8,281)	$—
Securities borrowed	2,968	—		2,968	(2,856)	112
Securities purchased under agreements to resell	677	—		677	(677)	—
Financial Instruments owned, at fair value
Options	731	—		731	(56)	675
Warrants and discount certificates	2	—		2	—	2
Currency forward contracts	1	—		1	—	1
Total	$12,660	$—		$12,660	$(11,870)	$790

	(in millions)
Offsetting of Financial Liabilities
Securities loaned	$4,171	$—	$4,171	$(4,020)	$151
Securities sold under agreements to repurchase	—	—	—	—	—
Financial instruments sold, but not yet purchased, at fair value
Options	56	—	56	(56)	—
Warrants and discount certificates	—	—	—	—	—
Currency forward contracts	5	—	5	—	5
Total	$4,232	$—	$4,232	$(4,076)	$156

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2017
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of Financial Assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$9,166 [1]	$—		$9,166	$(9,166)	$—
Securities borrowed	2,957	—		2,957	(2,822)	135
Securities purchased under agreements to resell	2,035	—		2,035	(2,035)	—
Financial Instruments owned, at fair value
Options	1,052	—		1,052	(451)	601
Warrants and discount certificates	5	—		5	—	5
Currency forward contracts	32	—		32	—	32
Total	$15,247	$—		$15,247	$(14,474)	$773

	(in millions)
Offsetting of Financial Liabilities
Securities loaned	$4,444	$—	$4,444	$(4,201)	$243
Securities sold under agreements to repurchase	1,316		1,316	(1,316)
Financial instruments sold, but not yet purchased, at fair value
Options	464	—	464	(451)	13
Warrants and discount certificates	—	—	—	—	—
Currency forward contracts	1	—	1	—	1
Total	$6,225	$—	$6,225	$(5,968)	$257

(1)

As of March 31,  2018 and December 31, 2017, the Company had $8.3 billion and $9.2 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

(2)	The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 at March 31, 2018 and December 31, 2017.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The following tables present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities loaned
Stocks	$4,109	$-	$-	$-	$4,109
Corporate bonds	57	-	-	-	57
Foreign government securities	5	-	-	-	5
Total securities loaned	$4,171	$-	$-	$-	$4,171

	December 31, 2017
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities Loaned
Stocks	$4,389	$-	$-	$-	$4,389
Corporate bonds	55	-	-	-	55
Total securities loaned	4,444	-	-	-	4,444

Securities sold under agreements to repurchase
U.S. government securities	1,316	-	-	-	1,316
Total	$5,760	$-	$-	$-	$5,760

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of March 31, 2018 and December 31, 2017, approximately $29.5 billion and $29.8 billion, respectively, of customer margin loans were outstanding.

The following table summarizes the amounts related to collateralized transactions as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)
Securities lending transactions	$23,556	$3,346	$23,662	$3,041
Securities purchased under agreements to resell transactions (1)	8,976	8,976	11,231	11,231
Customer margin assets	29,412	7,520	30,236	9,013
	$61,944	$19,842	$65,129	$23,285

(1)

As of March 31,  2018,  $8.3 billion or 92% (as of December 31, 2017,  $9.2 billion or 82%) of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of March 31, 2018 and December 31, 2017, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

Financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, as of March 31, 2018 and December 31, 2017 are presented in the following table:

	March 31,	December 31,
	2018	2017

	(in millions)
Stocks	$553	$1,150
U.S. and foreign government securities	61	54
	$614	$1,204

8. Revenues from Contracts with Customers

Adoption

On January 1, 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASC Topic 606”) using the modified retrospective method (i.e., applied prospectively effective January 1, 2018 without revising prior periods), which had no impact on the Company’s opening retained earnings.

Revenue from contracts with customers is recognized when, or as, the Company satisfies its performance obligations by transferring the promised services to the customers. A service is transferred to a customer when, or as, the customer obtains control of that service. A performance obligation may be satisfied at a point in time or over time. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that the Company determines the customer obtains control over the promised service. Revenue from a performance obligation satisfied over time is recognized by measuring the Company’s progress in satisfying the performance obligation in a manner that depicts the transfer of the services to the customer. The amount of revenue recognized reflects the consideration the Company expects to receive in exchange for those promised services (i.e., the “transaction price”). In determining the transaction price, the Company considers multiple factors, including the effects of variable consideration, if any.

The Company’s revenues from contracts with customers are recognized when the performance obligations are satisfied at an amount that reflects the consideration expected to be received in exchange for such services. The majority of the Company’s performance obligations are satisfied at a point in time and are typically collected from customers by debiting their brokerage account with the Company.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Nature of Services

The Company’s services under contracts with customers are mainly related to its electronic brokerage business. The Company’s main sources of revenues from contracts with customers are as follows:

-

Commissions are charged to customers for order execution services and trade clearing and settlement services. The Company recognizes revenue at the time of execution of the order (i.e., trade date). Commissions are generally collected from cleared customers on trade date and from non-cleared customers monthly.

-

Market data fees are charged to customers for market data services to which they subscribe,  that are delivered by the Company. The Company recognizes revenue monthly and collects the fees monthly, in arrears.

-	Risk exposure fees are charged to customers who carry positions with market risk that exceeds defined thresholds. The Company recognizes revenue and collects the fees daily.

-

Payments for order flow are earned from various options exchanges based upon options trading volume originated by the Company that meets certain criteria. The Company recognizes revenue daily. Payments for order flow are collected monthly, in arrears.

-	Minimum activity fees – are charged to customers that do not generate the required minimum monthly commission. The Company recognizes revenue monthly and collects the fees monthly, in arrears.

The Company’s electronic brokerage business also earns revenues from other services, including order cancelation or modification fees, position transfer fees, telecommunications fees, withdrawal fees, and bank sweep program fees, among others.

Disaggregation of Revenue

The following table sets forth revenue from contracts with customers by business segment, geographic location, and major types of services for the three months ended March 31, 2018, as follows:

	Three Months Ended March 31, 2018
	Electronic brokerage	Market making	Corporate	Total

	(in millions)
Geographic location [1]
United States	$182	$2	$-	$184
International	72	-	-	72
	$254	$2	$-	$256

Major types of services
Commissions	$220	$-	$-	$220
Market data fees [2]	11	-	-	11
Risk exposure fees [2]	8	-	-	8
Payments for order flow [2]	5	-	-	5
Minimum activity fees [2]	5	-	-	5
Other [2]	5	2	-	7
	$254	$2	$-	$256

(1)	Based on the location of the subsidiaries in which the revenues are recorded.
(2)	Included in other income on the condensed consolidated statements of comprehensive income.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $12 million, as of March 31, 2018, are reported in other assets in the condensed consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized prior to the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in other assets in the condensed consolidated statements of financial condition. As of March 31, 2018, contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. As of March 31, 2018, contract liability balances were not material.

9. Other Income

The components of other income for the three months ended March 31, 2018 and 2017 were:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Market data fees[1]	$11	$9
Minimum activity fees[1]	5	5
Risk exposure fees[1]	8	5
Payments for order flow[1]	5	4
Gains on financial instruments, at fair value and other investments, net	2	2
Gains from currency diversification strategy, net	38	49
Other, net	8	2
	$77	$76

(1)	See Note 8 for description of these revenues.

Gains on financial instruments, at fair value and other investments, net include (1) realized and unrealized gains and losses on financial instruments that (a) are held for purposes other than the Company’s market making activities, (b) are subject to restrictions, or (c) are accounted for under the equity method and (2) dividends on investments accounted at cost less impairment.

10. Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based Operating Companies who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in employee compensation and benefits expenses in the condensed consolidated statements of comprehensive income were $1 million of plan contributions for each of the three months ended March 31, 2018 and 2017.

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

As of March 31, 2018, the Company has distributed all shares of restricted common stock under the ROI Unit Stock Plan.

2007 Stock Incentive Plan

In 2017, the Company amended the 2007 Stock Incentive Plan (the “Stock Incentive Plan”) to extend its term for a ten-year period through April 24, 2027, which was approved by the Company’s stockholders at its 2018 Annual Meeting, held on April 19, 2018. Under the Company’s Stock Incentive Plan, up to 30 million shares of the Company’s common stock may be issued to satisfy vested restricted stock units granted to directors, officers, employees, contractors and consultants of the Company. The purpose of the Stock Incentive Plan is to promote the Company’s long‑term financial success by attracting, retaining, and rewarding eligible participants.

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

Awards granted to external directors vest, and are distributed, over a five‑year period (20% per year) commencing one year after the date of grant. A total of 24,263 restricted stock units have been granted to the external directors cumulatively since the plan’s inception.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Incentive Plan awards granted (excluding 21,009 shares issued pursuant to the ROI Unit Stock Plan described above) and the related fair values since the plan’s inception are presented in the table below:

			Fair Value at
			Date of Grant
	Units		($ millions)
Prior periods (since inception)	20,888,468		$397
December 31, 2015	1,211,533		52
December 31, 2016	1,451,136		55
December 31, 2017	941,742	1/2	56
	24,492,879		$560

(1)	Stock Incentive Plan number of granted restricted stock units related to 2017 was adjusted by 18,335 additional restricted stock units during the three months ended March 31, 2018.
(2)	Granted under the Company’s amended 2007 Stock Incentive Plan, which was approved by the Company’s stockholders at its 2018 Annual Meeting, held on April 19, 2018.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, there are no vested awards that remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $14 million, and $13 million for the three months ended March 31, 2018 and 2017, respectively. Estimated future compensation costs for unvested awards, net of credits for cancelled awards,  as of March 31, 2018 are $34 million.

The following summarizes the Stock Incentive Plan and ROI Unit Stock Plan activities from December 31, 2017 through March 31, 2018:

	Stock		ROI Unit
	Incentive Plan		Stock Plan
	Units		Shares
Balance, December 31, 2017	6,468,973	1/2	3,849
Granted	—		—
Cancelled	(11,637)		—
Distributed	(1,532)		(3,849)
Balance, March 31, 2018	6,455,804		—

(1)	Stock Incentive Plan number of granted restricted stock units related to 2017 was adjusted by 18,335 additional restricted stock units during the three months ended March 31, 2018.
(2)

Includes 941,742 restricted stock units granted under the Company’s amended 2007 Stock Incentive Plan, which was approved by the Company’s stockholders at its 2018 Annual Meeting, held on April 19, 2018.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company.  Through March 31, 2018, a total of 578,574 restricted stock units have been distributed under these post‑employment provisions. These distributions are included in the table above.

11. Income Taxes

Income tax expense for the three months ended March 31, 2018 and 2017 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC and the enactment of the Tax Act, as discussed below. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual members. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

The Tax Act, as previously described, makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate to 21%,  effective January 1, 2018; (2) requiring a one-time transition tax on certain undistributed earnings of foreign subsidiaries to be paid over eight years; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax, a new minimum tax; (7) creating a new limitation on deductible interest expense; (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (9) repealing the Section 199 manufacturing deduction; and (10) full expensing of qualified property for tax return purposes.

The SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment of the Tax Act for entities to complete the accounting under ASC Topic 740. In accordance with SAB 118, an entity must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC Topic 740 is complete. To the extent that an entity’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, the entity must record a provisional estimate on its financial statements. However, if  an entity cannot determine a provisional estimate to be included on its financial statements, the entity should continue to apply ASC Topic 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

The Company’s accounting for the following elements of the Tax Act is incomplete. However, the Company has made reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:

Reduction of U.S. federal corporate tax rate: The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. For certain of the Company’s deferred tax assets and liabilities, the Company recognized a provisional net decrease of $115 million with a corresponding adjustment to deferred income tax expense (or deferred tax benefit) for the year ended December, 31, 2017. As of March 31, 2018, the Company has not made any adjustments to the provisional amount recorded as of December 31, 2017. While the Company has made a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, the calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences. The Company is still analyzing certain aspects of the Tax Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

Deemed Repatriation Transition Tax: The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings of certain foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings of the relevant foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. As of December 31, 2017, the Company recognized a provisional Transition Tax obligation of $62 million and for the three months ended March 31, 2018, has not made any adjustments to the provisional amount recorded. This amount may change when the calculation of post-1986 foreign earnings and profits previously deferred from U.S. federal taxation and the amounts held in cash or other specified assets are finalized. The Company does not expect any significant changes, but it is continuing to gather additional information to more precisely compute the amount of the Transition Tax.

The Tax Act creates a new requirement that global intangible low taxed income (“GILTI”) earned by controlled foreign corporations (“CFC”s) must be included currently in the gross income of the CFC’s U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC-tested income” over the deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S shareholder’s pro rata share of the qualified business asset investment in each CFC with respect to which it is a U.S shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. Under U.S. GAAP, the Company is allowed to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company selected the period cost method.

As of and for the three months ended March 31, 2018 and 2017,  the Company had no unrecognized tax and no valuation allowances on deferred tax assets were required. The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of March 31, 2018, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2010, and to non-U.S. income tax examinations for tax years prior to 2008.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2018, accumulated earnings held by non‑U.S. subsidiaries totaled $1.1 billion  (as of December 31, $1.1 billion). Of this amount, approximately $0.4 billion  (as of December 31, 2017 $0.3 billion) is attributable to earnings of the Company’s foreign subsidiaries that are considered “pass‑through” entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for U.S. tax purposes and when they are remitted. With respect to certain of these subsidiaries’ accumulated earnings (approximately $0.2 billion and $0.2 billion as of March 31, 2018 and December 31, 2017, respectively), repatriation would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution. The Company has not provided for its proportionate share of these additional foreign taxes as it does not intend to repatriate these earnings in the foreseeable future. For the same reason, the Company has not provided deferred U.S. tax on cumulative translation adjustments associated with these earnings.

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of March 31, 2018 and 2017, reserves provided for potential losses related to litigation matters were not material.

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

The Defendants and/or certain codefendants filed petitions with the United States Patent and Trademark Office (“USPTO”) for Covered Business Method Review (“CBM Review”) on the asserted patents. The District Court granted the Defendants’ motion to stay the Litigation pending the CBM Reviews. The USPTO Patent Trial Appeal Board found ten of the twelve asserted patents to be not patentable and two patents to be patentable. The Defendants have filed appeals on the claims that were held to be patentable.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On February 19, 2016, the Company filed a motion to dismiss the class action complaint. On September 28, 2016, the Court issued an order granting the Company’s motion to dismiss and dismissing the complaint in its entirety, and without providing plaintiff leave to amend. On October 5, 2016, the Court entered judgment in the Company’s favor. On October 12, 2016, plaintiff filed motions for leave to file an amended complaint and to vacate or amend judgment. On November 14, 2016, plaintiff also filed a motion to disqualify the district judge. The Company opposed all three motions. In memoranda of decision dated August 29, 2017 and September 5, 2017, the Court denied the motions. On September 28, 2017, plaintiff appealed the order of dismissal and subsequent judgment to the United States Court of Appeals for the Second Circuit. On January 9, 2018, the plaintiff filed his appellate brief.  The Company filed its opposition brief on April 10, 2018. The Company believes that the appeal, like the original complaint, lacks merit. Further, even if the Court’s dismissal were to be overturned on appeal, the Company does not believe that a purported class action is appropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any particular customer’s margin-deficient account. IB LLC and the related defendants intend to continue to defend themselves vigorously against the case and, consistent with past practice in connection with this type of unwarranted action, any potential claims for counsel fees and expenses incurred in defending the case shall be fully pursued against the plaintiff.

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

Significant transactions and balances between the Operating Companies occur, primarily as a result of certain Operating Companies holding exchange or clearing organization memberships, which are utilized to provide execution and clearing services to affiliates. Charges for transactions between segments are designed to approximate full costs. Intra‑segment and intra‑region income and expenses and related balances have been eliminated in this segment and geographic information to reflect the external business conducted in each segment or geographic region. Corporate items include non‑allocated corporate income and expenses that are not attributed to segments for performance measurement, net gains and losses on positions held as part of the Company’s overall currency diversification strategy, corporate assets and eliminations.

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three months ended March 31, 2018, and 2017, and total assets as of March 31, 2018 and December 31, 2017:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net revenues
Electronic brokerage	$465	$314
Market making	21	8
Corporate	41	52
Total net revenues	$527	$374
Income before income taxes
Electronic brokerage	$291	$185
Market making	9	(22)
Corporate	40	50
Total income before income taxes	$340	$213

	March 31,	December 31,
	2018	2017

	(in millions)
Segment assets
Electronic brokerage	$57,316	$58,787
Market making	3,618	8,469
Corporate	(1,841)	(6,094)
Total assets	$59,093	$61,162

The Company operates its automated global business in the U.S. and international markets on more than 120 electronic exchanges and market centers. A significant portion of the Company’s net revenues are generated by subsidiaries operating outside the U.S. International operations are comprised of electronic brokerage and market making activities in 29 countries in Europe, Asia and the Americas (outside the U.S.). The following table presents total net revenues and income before income taxes by geographic area for the three months ended March 31, 2018 and 2017. The geographic analysis presented below is based on the location of the subsidiaries in which the transactions are recorded. This geographic information does not reflect the way the Company’s business is managed.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net revenues
United States	$420	$303
International	107	71
Total net revenues	$527	$374
Income before income taxes
United States	$294	$195
International	46	18
Total income before income taxes	$340	$213

14. Regulatory Requirements

As of March 31, 2018, aggregate excess regulatory capital for all of the Operating Companies was $5.2 billion.

IB LLC, TH LLC and IB Corp are subject to the Uniform Net Capital Rule (Rule 15c3‑1) under the Exchange Act, IB LLC is also subject to the Commodities and Futures Trading Commission’s minimum financial requirements (Regulation 1.17), and THE is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement. IBA is subject to the Australian Securities Exchange liquid capital requirement, THLI is subject to the Financial Market Authority Liechtenstein eligible capital requirements, THC and IBC are subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, IBUK is subject to the U.K. Financial Conduct Authority Capital Requirements Directive, IBHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, IBI is subject to the National Stock Exchange of India net capital requirements and IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements. The following table summarizes capital, capital requirements and excess regulatory capital:

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$4,230	$458	$3,772
TH LLC	232	-	232
THE	640	98	542
Other regulated Operating Companies	796	130	666
	$5,898	$686	$5,212

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain Operating Companies are subject to other regulatory restrictions and requirements.

As of March 31, 2018,  all of the regulated Operating Companies were in compliance with their respective regulatory capital requirements.

15. Related Party Transactions

Receivable from affiliate, reported in other assets in the condensed consolidated statement of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the condensed consolidated statements of financial condition as of March 31, 2018 and December 31, 2017 were accounts receivable from directors, officers and their affiliates of $350 million and $250 million and payables of $825 million and $648 million, respectively. The Company may extend credit to these related parties in connection with margin loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

16. Subsequent Events

As required by FASB ASC Topic 855, “Subsequent Events,” the Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date the condensed consolidated financial statements were issued.

Except as disclosed in Note 4, Note 10 and Note 12, no other recordable or disclosable events occurred.

*****

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes in Item 1, included elsewhere in this report. In addition to historical information, the following discussion also contains forward‑looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward‑looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10‑K filed with the Securities Exchange Commission (“SEC”) on March 1, 2018 and elsewhere in this report.

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 17.4% of the membership interests of IBG LLC. The remaining approximately 82.6% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder, Chairman and Chief Executive Officer, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of March 31, 2018.

	IBG, Inc.	Holdings	Total
Ownership %	17.4%	82.6%	100.0%
Membership interests	71,481,136	340,229,444	411,710,580

We are an automated global electronic broker and market maker (although, we have substantially exited our options market making business - see Note 2 - Discontinued Operations and Costs Associated with Exit or Disposal Activities to the condensed consolidated financial statements elsewhere in this report). We custody and service accounts for hedge and mutual funds, registered investment advisers, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders and executing and processing trades in securities, futures and foreign exchange instruments on more than 120 electronic exchanges and market centers around the world. Since our inception in 1977, we have focused on developing proprietary software to automate broker‑dealer functions. The proliferation of electronic exchanges over nearly the last three decades has provided us with the opportunity to integrate our software with an increasing number of exchanges and market centers into one automatically functioning, computerized platform that requires minimal human intervention.

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

Electronic Brokerage. We conduct our electronic brokerage business through certain Interactive Brokers (“IB”) subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on our proprietary technology originally developed for our market making business, IB’s systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account. We offer our customers access to all classes of tradable, primarily exchange‑listed products, including stocks, bonds, options, futures, forex and mutual funds traded on more than 120 exchanges and market centers in 30 countries and in 23 currencies seamlessly around the world. The emerging complexity of multiple market centers has provided us with the opportunity of building and continuously adapting our order routing software to secure excellent execution prices.

Our customer base is diverse with respect to geography and segments. Currently, more than half of our customers reside outside the U.S. in over 200 countries and territories, and over 50% of new customers come from outside the U.S. Approximately 69% of our customers’ equity is in institutional accounts such as hedge funds, financial advisors, proprietary trading desks and introducing brokers. Specialized products and services that we have developed are successfully attracting these accounts. For example, we offer prime brokerage services, including capital introduction and securities lending to hedge funds; our model portfolio technology and automated share allocation and rebalancing tools are particularly attractive to financial advisors; and our trading platform and low pricing attract introducing brokers.

We provide a host of analytical tools such as Investors’ MarketplaceSM, which allows wealth advisors to search for money managers and assign them to customer accounts based on their investment strategy. EmployeeTrackSM is widely used by compliance officers of financial institutions to streamline the process of tracking their employees’ brokerage activities. The Probability Lab® allows our customers to analyze option strategies under various market assumptions. Risk NavigatorSM is a real-time market risk management platform which allows our customers to measure risk exposure across multiple asset classes around the globe. Portfolio BuilderSM allows our customers to set up an investment strategy based on research and rankings from top research providers and fundamental data. IB Asset Management recruits registered financial advisors, vets them, analyzes their investment track records, groups them by their risk profile, and allows retail investors to assign their accounts to be traded by one or more advisors. In addition, our Greenwich Compliance affiliate offers direct expert registration and start-up compliance services, as well as answers to basic day-to-day compliance questions for experienced investors and traders looking to start their own investment advisor firms. Greenwich Compliance professionals have regulatory and industry experience, and they can help investment advisors trading on the IB platform meet their registration and compliance needs. Our Interactive Brokers Debit Mastercard® allows customers to spend and borrow directly against their account and to make purchases and ATM withdrawals anywhere Debit Mastercard® is accepted around the world. Our Insured Bank Deposit Sweep Program provides customers with up to $2,500,000 of FDIC insurance on their eligible cash balances in addition to the existing $250,000 SIPC coverage, for a maximum coverage of $2,750,000.

Market Making. On March 8, 2017 we announced our intention to discontinue our options market making activities globally. As previously announced, we transferred our U.S. options market making operations to Two Sigma Securities, LLC effective September 29, 2017 and also exited the majority of our options market making activities outside the U.S. by December 31, 2017. We intend to continue conducting certain proprietary trading activities in stocks and related instruments to facilitate our electronic brokerage customers’ trading in products such as ETFs, ADRs, CFDs and other financial instruments, as well as exchange traded market making activities in a few select markets outside of the U.S. However, we do not expect the facilitation activity to be of sufficient size as to require reporting as a separate segment after we discontinue our options market making activities.

We conduct our market making business primarily through our Timber Hill subsidiaries. As a market maker, in the few select markets in which we operate, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of tradable, exchange‑listed products. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Because we provide continuous bid and offer quotations and we are continuously both buying and selling quoted securities, we may have either a long or a short position in a particular product at a given point in time. Our entire portfolio is evaluated many times per second and continuously rebalanced throughout the trading day, thus minimizing the risk of our portfolio at all times.

The operating business segments are supported by our corporate segment which provides centralized services and executes our currency diversification strategy.

Financial Overview

First Quarter Results: Diluted earnings per share were $0.63 for the quarter ended March 31, 2018 (“current quarter”), compared to diluted earnings per share of $0.34 for the quarter ended March 31, 2017 (“prior year quarter”). The calculation of diluted earnings per share is detailed in Note 4 to the condensed consolidated financial statements, elsewhere in this report.

On a comprehensive basis, which includes other comprehensive income (“OCI”), diluted earnings per share were $0.65 for the current quarter, compared to diluted earnings per share of $0.40 for the prior year quarter.

In connection with our currency diversification strategy, we determine our net worth in GLOBALs, a basket of 14 major currencies in which we hold our equity. As a result, as of March 31, 2018, approximately 31% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy increased our comprehensive earnings by $46 million (compared to an increase of $73 million in the prior year quarter), as the U.S. dollar value of the GLOBAL increased by approximately 0.73%, compared to its value as of December 31, 2017. The effects of our currency diversification strategy are reported as (1) a component of other income in the condensed consolidated statement of comprehensive income and (2) OCI in the condensed consolidated statement of financial condition and the condensed consolidated statement of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Consolidated: For the current quarter, our net revenues were $527 million and income before income taxes was $340 million, compared to net revenues of $374 million and income before income taxes of $213 million in the prior year quarter. The increase in income before income taxes in the current quarter was mainly driven by a 53% increase in net interest income and 43% increase in commissions, partially offset by a 20% increase in execution and clearing costs and a 13% increase in employee compensation and benefits. Our pre-tax profit margin was 65%, compared to 57% for the prior year quarter.

Electronic Brokerage: For the current quarter, income before income taxes in our electronic brokerage segment  increased $106 million, or 57%, compared to the prior year quarter, driven by higher net interest income, commissions, and other income, partially offset by higher execution and clearing, general and administrative, and employee compensation and benefits expenses. Net revenues increased 48%, mainly from a 56% increase in net interest income, driven by higher Federal Funds rates and higher average customer credit and margin loan balances; a 43% increase in commissions, primarily driven by higher options and futures contract and stock share volumes; and a 40% increase in other income led by increases in risk exposure fees and market data fees, compared to the prior year quarter. Pre-tax profit margin was 63% for the current quarter, compared to 59% for the prior year quarter. Customer accounts grew 27% and customer equity increased 33% from the prior year quarter.  For the current quarter, total Daily Average Revenue Trades (“DARTs”) for cleared and execution‑only customers  increased 43% to 939 thousand, compared to 657 thousand for the prior year quarter.

Market Making: For the current quarter, income before income taxes in our market making segment increased $31 million, to a gain of $9 million compared to the prior year quarter, during which we began to wind down operations in this segment.  The current quarter’s results reflect higher trading gains and lower operating costs on the remaining operations. In the third quarter of 2017 we completed the transfer of our U.S. options market making business to Two Sigma Securities, LLC and by year-end we had exited the majority of our market making activities outside the U.S. In addition, as a result of discontinuing our options market making activities, we expect that approximately $40 million in annual net expenses will be absorbed by the electronic brokerage segment. As of March 31, 2018, on a prospective basis, approximately 95% of the resources related to the $40 million in annual net expenses have been transferred to the electronic brokerage segment.

Under the agreement with Two Sigma Securities, LLC, we have the opportunity for future income from an earn-out agreement, based on the performance of the options market making business under Two Sigma Securities, LLC’s control. Under the agreement, we would earn a share of any U.S. profits after variable costs and other agreed-upon costs for three years; and a separate share of any non-U.S. profits after variable costs for four years. The agreement provides Two Sigma Securities, LLC the opportunity to enter non-U.S. parts of this business and, while it does not preclude us from participating in those markets, the earn-out would be effective only in markets where we did not compete.

Trading Volumes and Brokerage Statistics

The following tables present historical trading volumes and brokerage statistics for our business. However, volumes are not the only drivers in our business.

TRADE VOLUMES:

(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2015	65,937		242,846		18,769		327,553		1,305
2016	64,038	(3%)	259,932	7%	16,515	(12%)	340,485	4%	1,354
2017	31,282	(51%)	265,501	2%	14,835	(10%)	311,618	(8%)	1,246

1Q2017	12,224		62,914		3,665		78,803		1,271
1Q2018	4,469	(63%)	89,621	42%	4,695	28%	98,785	25%	1,619

4Q2017	4,263		71,502		3,800		79,565		1,273
1Q2018	4,469	5%	89,621	25%	4,695	24%	98,785	24%	1,619

CONTRACT AND SHARE VOLUMES:

(in 000’s, except %)

TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2015	634,388		140,668		172,742,520
2016	572,834	(10%)	143,287	2%	155,439,227	(10%)
2017	395,885	(31%)	124,123	(13%)	220,247,921	42%

1Q2017	121,155		30,366		53,300,920
1Q2018	115,438	(5%)	43,449	43%	68,380,398	28%

4Q2017	89,381		31,445		58,373,129
1Q2018	115,438	29%	43,449	38%	68,380,398	17%

MARKET MAKING

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2015	335,406		14,975		15,376,076
2016	307,377	(8%)	14,205	(5%)	13,082,887	(15%)
2017	102,025	(67%)	5,696	(60%)	7,139,622	(45%)

1Q2017	52,291		2,511		1,954,775
1Q2018	13,256	(75%)	935	(63%)	2,817,831	44%

4Q2017	11,228		1,002		1,750,178
1Q2018	13,256	18%	935	(7%)	2,817,831	61%

(1)	Futures contract volume includes options on futures.

BROKERAGE TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2015	298,982		125,693		157,366,444
2016	265,457	(11%)	129,082	3%	142,356,340	(10%)
2017	293,860	11%	118,427	(8%)	213,108,299	50%

1Q2017	68,864		27,855		51,346,145
1Q2018	102,182	48%	42,514	53%	65,562,567	28%

4Q2017	78,153		30,443		56,622,951
1Q2018	102,182	31%	42,514	40%	65,562,567	16%

BROKERAGE CLEARED

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2015	244,356		124,206		153,443,988
2016	227,413	(7%)	128,021	3%	138,523,932	(10%)
2017	253,304	11%	116,858	(9%)	209,435,662	51%

1Q2017	60,366		27,528		50,397,970
1Q2018	87,705	45%	41,742	52%	64,494,943	28%

4Q2017	66,232		30,041		55,714,749
1Q2018	87,705	32%	41,742	39%	64,494,943	16%

(1)	Futures contract volume includes options on futures.

BROKERAGE STATISTICS:

(in 000’s, except % and where noted)

Year over Year	1Q2018	1Q2017	% Change
Total Accounts	517	406	27%
Customer Equity (in billions) (1)	$129.2	$96.8	33%

Cleared DARTs	876	609	44%
Total Customer DARTs	939	657	43%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$4.04	$4.01	1%
DART per Avg. Account (Annualized)	439	385	14%
Net Revenue per Avg. Account (Annualized)	$3,768	$3,157	19%

Consecutive Quarters	1Q2018	4Q2017	% Change
Total Accounts	517	483	7%
Customer Equity (in billions) (1)	$129.2	$124.8	4%

Cleared DARTs	876	681	29%
Total Customer DARTs	939	730	29%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$4.04	$3.92	3%
DART per Avg. Account (Annualized)	439	363	21%
Net Revenue per Avg. Account (Annualized)	$3,768	$3,318	14%

(1)   Excludes non‑customers.

Business Environment

With market volatility, which had long been absent, returning in February and March, we maintained our position as one of the largest U.S. electronic brokers as measured by the number of customer revenue trades and increased our DARTs 43% from the prior year quarter. New customer account growth remained robust as total customer accounts increased 27% from the prior year quarter to 517 thousand. Institutional customers, such as hedge funds, mutual funds, introducing brokers, proprietary trading groups and financial advisors, comprised approximately 49% of total accounts and approximately 69% of total customer equity as of March 31, 2018. Our customer base is geographically diverse, with customers residing in over 200 countries and territories and over 50% of new customers come from outside the U.S. Average equity per account increased 5% from the prior year quarter to $250 thousand, as we continued to attract larger customers that seek our superior technology and low costs as well as our securities finance services, including margin lending and short sale support.

Electronic brokerage net interest income grew 56%, compared to the prior year quarter. The Federal Reserve’s five increases in the Federal Funds target rate since December 2016, together with higher average customer credit and margin loan balances, generated significantly more net interest income than in the prior year quarter. Our low margin lending rates are tied to benchmark rates, such as the Federal Funds rate in the U.S. In the current quarter, our customers paid 1.6% to 3.2% for their U.S. dollar margin loans with us. Average customer credit balances rose 11% due to an inflow of new accounts, and average customer margin loan balances increased 49% from the prior year quarter due to customers’ appetite for increased leverage, along with expanded prime broker financing.

Market making segment results increased in the current quarter on higher trading gains and lower non-interest expenses on the remaining operations.

The following is a summary of the key profit drivers that affect our business and how they compared to the prior year quarter:

Global trading volumes. According to data received from exchanges worldwide, volumes in exchange‑listed equity‑based options increased by approximately 33% globally and in the U.S. for the current quarter, compared to the prior year quarter. During the current quarter we accounted for approximately 4.7% (6.5% in the prior year quarter) of the exchange‑listed equity‑based options volume traded worldwide (including options on ETFs and stock index products), and approximately 7.0% (9.3% in in the prior year quarter) of exchange‑listed equity‑based options volume traded in the U.S. This decrease was primarily due to exiting our options market making activities. It is important to note that this metric is not directly correlated with our profits. See tables on pages 40-41 of this Quarterly Report on Form 10-Q for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

Volatility. Based on the Chicago Board Options Exchange Volatility Index (“VIX®”), the average volatility increased to 17.2 in the current quarter, up 47% from the average of 11.7 in the prior year quarter and peaking at 50.3 during February of 2018. Higher volatility improves our electronic brokerage performance because it generally results in higher trading volumes.

Interest Rates. Because we pay among the highest rates in the brokerage industry on qualified customer cash balances and charge among the lowest rates on margin borrowings, we attract customers who seek to maximize their yields and minimize their costs. As our margin balances are tied to benchmark rates, rising U.S. interest rates have enhanced the interest we receive on our U.S. dollar customer margin balances. Rising rates also increase the interest we earn on our segregated cash, the majority of which is invested in U.S. government securities and related instruments.  Higher rates also raise our interest expense, as we pass along more interest to our customers.  We believe our yields attract customers to our platform.

Currency fluctuations. As a global electronic broker and market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in proportion to a defined basket of 14 currencies we call the “GLOBAL” in order to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current quarter the value of the GLOBAL, as measured in U.S. dollars, increased 0.73% compared to its value as of December 31, 2017, which had a positive impact on our comprehensive earnings for the current quarter.

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

Certain Trends and Uncertainties

We believe that our current operations may be favorably or unfavorably impacted by the following trends that may affect our financial condition and results of operations:

•Our market making activities will continue to be impacted by the following trends until we complete its wind-down.

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

See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10‑K, filed with the SEC on March 1, 2018, and elsewhere in this report for a discussion of other risks that may affect our financial condition and results of operations.

Results of Operations

The tables in the period comparisons below provide summaries of our consolidated results of operations. The period‑to‑period comparisons below of financial results are not necessarily indicative of future results.

	Three Months Ended March 31,
	2018	2017
	(in millions, except share and per share amounts)
Revenues
Commissions	$220	$154
Interest income	311	177
Trading gains	13	2
Other income	77	76
Total revenues	621	409
Interest expense	94	35
Total net revenues	527	374

Non-interest expenses
Execution and clearing	73	61
Employee compensation and benefits	70	62
Occupancy, depreciation and amortization	12	13
Communications	6	8
General and administrative	23	16
Customer bad debt	3	1
Total non-interest expenses	187	161
Income before income taxes	340	213
Income tax expense	21	18
Net income	319	195
Less net income attributable to noncontrolling interests	273	171
Net income available for common stockholders	$46	$24

Earnings per share
Basic	$0.64	$0.35
Diluted	$0.63	$0.34

Weighted average common shares outstanding
Basic	71,475,950	67,985,107
Diluted	72,512,462	69,157,614

Comprehensive income
Net income available for common stockholders	$46	$24
Other comprehensive income
Cumulative translation adjustment, before income taxes	1	4
Income taxes related to items of other comprehensive income	-	-
Other comprehensive income, net of tax	1	4
Comprehensive income available for common stockholders	$47	$28

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$273	$171
Other comprehensive income - cumulative translation adjustment	7	19
Comprehensive income attributable to noncontrolling interests	$280	$190

Three Months Ended March 31, 2018 (“current quarter”) compared to the Three Months Ended March 31, 2017 (“prior year quarter”)

Net Revenues

Total net revenues, for the current quarter,  increased $153 million, or 41%, compared to the prior year quarter, to $527 million. The increase in net revenues was primarily due to higher net interest income, commissions and trading gains. Trading volume is an important driver of revenues and costs for our businesses. During the current quarter, our electronic brokerage options and futures contract and stock share volumes increased 48%, 53% and 28%, respectively, compared to the prior year quarter.

Commissions

Commissions, for the current quarter, increased $66 million,  or 43%,  compared to the prior year quarter, to $220 million, driven by higher customer trading volumes in futures, options and stocks, continued customer account growth and higher average commission per customer order. Cleared customer options and futures contract and stock share volumes increased 45%, 52% and 28%, respectively, compared to the prior year quarter. Total DARTs for cleared and execution-only customers, for the current quarter, increased 43% to 939 thousand, compared to 657 thousand for the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current quarter, increased 44% to 876 thousand, compared to 609 thousand for the prior year quarter. Average commission per DART for cleared customers, for the current quarter,  increased by 1% to $4.04, compared to $4.01 for the prior year quarter, reflecting larger average order size in options and higher average commission per share in stocks.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current quarter, increased $75 million, or 53%,  compared to the prior year quarter, to $217 million. The increase in net interest income was driven by higher average customer credit and margin loan balances and higher benchmark interest rates.

Net interest income on customer balances, for the current quarter, increased $59 million, compared to the prior year quarter, driven by a $4.8 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, a $9.6 billion increase in average customer margin loans, and a 73 basis point increase in the average Federal Funds effective rate to 1.43%, compared to the prior year quarter. As a result of the increases in the Federal Funds effective rate since December 2016, interest expense on customer credit balances denominated in U.S. dollars increased from the prior year quarter, in part, as we passed along more interest to our customers. The increase in benchmark rates also drove higher interest income earned on the investment of customer segregated cash and on margin lending to customers.

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

In the current quarter, average securities borrowed decreased 24%, to $3.0 billion and average securities loaned increased 17%, to $4.3 billion, compared to the prior year quarter.  Securities borrowed and loaned balances were both impacted by reduced activity in the market making segment. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers and in our market making business. During the current quarter, net fees earned from securities lending transactions increased $14 million, or 42%, compared to the prior year quarter.  The increase in net interest income from securities lending transactions was attributable to the electronic brokerage segment. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

The Company measures return on interest-earning assets using net interest margin (“NIM”). NIM is computed by dividing the annualized net interest income by the average interest-earning assets for the period. Interest-earning assets consist of cash and securities segregated for regulatory purposes (including U.S. government securities and securities purchased under agreements to resell), customer margin loans, securities borrowed,  other interest-earning assets (solely firm assets) and customer cash balances swept into FDIC insured banks as part of our Insured Bank Deposit Sweep Program. Interest-bearing liabilities consist of customer credit balances and securities loaned.

Yields are generally a reflection of benchmark interest rates in each currency in which the Company and its customers hold cash balances. Because a substantial portion of customer cash and margin loans are denominated in currencies other than the U.S. dollar, changes in U.S. benchmark interest rates do not impact the total amount of segregated cash and securities, customer margin loans and customer credit balances. Furthermore, because interest is paid only on eligible cash credit balances (i.e., balances over $10 thousand or equivalent, including free credits in commodities accounts, in accounts with over $100 thousand in equity), changes in benchmark interest rates are not passed through to the total amount of customer credit balances. Finally, the Company’s policies with respect to currencies with negative interest rates impact the yields on segregated cash and customer credit balances as effective interest rates in those currencies fluctuate.

The following table presents net interest income information corresponding to interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017

	(in millions)
Average interest-earning assets
Segregated cash and securities	$20,989	$24,637
Customer margin loans	29,428	19,802
Securities borrowed	3,019	3,973
Other interest-earning assets	3,943	2,258
FDIC sweeps (1)	781	35
	$58,160	$50,705

Average interest-bearing liabilities
Customer credit balances	$47,865	$43,115
Securities loaned	4,341	3,695
	$52,206	$46,810

Net Interest income
Segregated cash and securities, net (2)	$74	$39
Customer margin loans (3)	139	75
Securities borrowed and loaned, net	47	33
Customer credit balances, net (2)/(3)	(49)	(9)
Other net interest income (4)	11	4
Net interest income	$222	$142

Net interest margin ("NIM")	1.55%	1.12%

Annualized Yields
Segregated cash and securities	1.43%	0.64%
Customer margin loans	1.92%	1.54%
Customer credit balances	0.42%	0.08%

(1)

Represents the average amount of customer cash swept into FDIC-insured banks primarily as part of our Insured Bank Deposit Sweep Program. This item is not recorded in the Company's consolidated statement of financial condition. Income derived from program deposits is reported in other net interest income in the table above.

(2)

During the current quarter, we have recategorized components of net interest income related to currencies with negative interest rates and as such, prior period amounts have been adjusted to conform to the current period presentation. For the quarter ended March 31, 2017, $4 million has been recategorized from net interest income on “segregated cash and securities, net” to “customer credit balances, net”. For the quarters ended June 30, 2017, September 30, 2017 and December 31, 2017 the amounts recategorized were $4 million, $4 million and $5 million, respectively.

(3)

Interest income and interest expense on customer margin loans and customer credit balances, respectively, are calculated on daily cash balances within each customer’s account on a net basis, which may result in an offset of balances across multiple account segments (e.g., between securities and commodities segments).

(4)	Includes income from financial instruments which has the same characteristics as interest, but is reported in other income in the Company’s condensed consolidated statements of comprehensive income.

Trading Gains

Trading gains, for the current quarter, increased $11 million, or 550%, compared to the prior year quarter, to $13 million,  on the remaining market making operations.  Reflecting the wind-down of our options market making activities, our market making operations executed 4.5 million trades compared to 12.2 million trades executed in the prior year quarter.  In addition, market making options and futures contract volumes decreased 75% and 63%, respectively, while stock share volumes increased 44%, compared to the prior year quarter, mainly due to low-priced stocks traded in Hong Kong.

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

Other Income

Other income, for the current quarter,  increased $1 million, or 1%, compared to the prior year quarter, to $77 million, mainly driven by a  $3 million increase in risk exposure fee income and smaller increases related to net gains from other investments, market data fee income, consulting fee income, order flow income, and  FDIC sweep fee income,  partially offset by an $11 million decrease in gains from our currency diversification strategy (a $38 million gain for the current quarter, compared to a gain of $49 million in the prior year quarter) and by a $3 million net mark-to-market loss on our U.S. government securities portfolio in the current quarter, compared to $1 million net mark-to-market loss in the prior year quarter. Despite an increase in average medium term interest rates during the current quarter, the net mark-to-market loss on our U.S. government securities portfolio was only $3 million, reflecting a reduction in the size and average duration of the portfolio. In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity. A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.

Non‑Interest Expenses

Non-interest expenses, for the current quarter, increased $26 million, or 16%,  compared to the prior year quarter, to $187 million,  mainly due to a $12 million increase in execution and clearing expenses, an $8 million increase in employee compensation and benefits, a $7 million increase in general and administrative expenses, and a $2 million increase in customer bad debt, partially offset by a $2 million decrease in communication expense and a $1 million decrease in occupancy expenses compared to the prior year quarter. As a percentage of total net revenues, non-interest expenses were 35% for the current quarter and 43% for the prior year quarter.

Execution and Clearing

Execution and clearing expenses, for the current quarter, increased $12 million, or 20%, compared to the prior year quarter, to $73 million, driven by higher electronic brokerage segment trade volumes, where customer options and futures contract and stock share volumes increased 48%, 53% and 28%, respectively. This was partially offset by the wind-down of our market making operations, which resulted in substantially lower options and futures contract volume.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current quarter, increased $8 million, or 13%, compared to the prior year quarter, to $70 million, mainly due to increases in employee incentive compensation accruals in the current quarter, compared to the prior year quarter, and a 3% increase in the number of employees to 1,252, for the current quarter, compared to 1,211 for the prior year quarter. Within the operating business segments, we continued to add staff in customer service, legal and compliance, and software development to support electronic brokerage and reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 13% for the current quarter and 17% for the prior year quarter.

General and Administrative

General and administrative expenses, for the current quarter, increased $7 million, or 44%,  compared to the prior year quarter, to $23 million, mainly due to higher professional services fees and expenses related to legal and regulatory matters. As a percentage of total net revenues, general and administrative expenses were 4% for both the current quarter and the prior year quarter.

Customer Bad Debt

Customer bad debt expense, for the current quarter, increased $2 million compared to the prior year quarter, to $3 million.

Income Tax Expense

Income tax expense, for the current quarter, increased $3 million, or 17%, to $21 million, compared to the prior year quarter, primarily due to higher taxable income in the current quarter, partially offset by the effects of the Tax Cuts and Jobs Act (the “Tax Act”) which reduced the corporate income tax rate from 35% to 21%. See Note 11 to the condensed consolidated financial statements, in Part 1, included elsewhere in this report.

The following table presents information about our income tax expense for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017

	(in millions, except %)
Consolidated
Consolidated income before income taxes	$340	$213
IBG, Inc. stand-alone income before income taxes	-	-
Operating Companies income before income taxes	$340	$213

Operating Companies
Income before income taxes	$340	$213
Income tax expense	10	8
Net income available to members	$330	$205

IBG, Inc.
Average ownership percentage in IBG LLC	17.4%	16.6%
Net income available to IBG, Inc. from Operating Companies	$57	$34
IBG, Inc. stand-alone income before income taxes	-	-
Income before income taxes	57	34
Income tax expense	11	10
Net income available to common stockholders	$46	$24

Consolidated income tax expense
Income tax expense attributable to Operating Companies	$10	$8
Income tax expense attributable IBG, Inc.	11	10
Consolidated income tax expense	$21	$18

Our operating results, for the current quarter, excluding the effects of our currency diversification strategy and the net mark-to-market gains and losses from our U.S. government securities portfolio, compared to the prior year quarter, were as follows: net revenues were $492 million, up 51%; income before income taxes was $305 million, up 85%; and pre-tax profit margin increased to 62% for the current quarter, from 51% for the prior year quarter.

Business Segments

The following table sets forth the net revenues, non-interest expenses and income before income taxes for our business segments:

		Three Months Ended March 31,
		2018	2017

		(in millions)
Electronic Brokerage	Net revenues	$465	$314
	Non-interest expenses	174	129
	Income before income taxes	$291	$185

	Pre-tax profit margin	63%	59%

Market Making	Net revenues	$21	$8
	Non-interest expenses	12	30
	Income (loss) before income taxes	$9	$(22)

	Pre-tax profit (loss) margin	43%	(275%)

Corporate(1)	Net revenues	$41	$52
	Non-interest expenses	1	2
	Income before income taxes	$40	$50

Total	Net revenues	$527	$374
	Non-interest expenses	187	161
	Income before income taxes	$340	$213

	Pre-tax profit margin	65%	57%

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

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months Ended March 31,
	2018	2017

	(in millions)
Revenues
Commissions	$220	$154
Interest income	306	157
Other income	35	25
Total revenues	561	336
Interest expense	96	22
Total net revenues	465	314

Non-interest expenses
Execution and clearing	68	49
Employee compensation and benefits	33	29
Occupancy, depreciation and amortization	5	4
Communications	4	4
General and administrative	61	42
Customer bad debt	3	1
Total non-interest expenses	174	129

Income before income taxes	$291	$185

Three Months Ended March 31,  2018 (“current quarter”) compared to the Three Months Ended March 31,  2017 (“prior year quarter”)

Electronic brokerage total net revenues, for the current quarter,  increased $151 million, or 48%,  compared to the prior year quarter, to $465 million, due to higher net interest income, commissions and other income.

Commissions, for the current quarter,  increased $66 million, or 43%, compared to the prior year quarter, to $220 million, driven by higher customer trading volumes in options, futures and stocks, continued customer account growth, and higher average commission per customer order. Cleared customer options and futures contract and stock share volumes increased 45%, 52% and 28%, respectively, compared to the prior year quarter. Total DARTs for cleared and execution-only customers, for the current quarter,  increased 43% to 939 thousand, compared to 657 thousand for the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current quarter,  increased 44% to 876 thousand, compared to 609 thousand for the prior year quarter. Average commission per DART for cleared customers, for the current quarter,  increased 1% to $4.04, compared to $4.01 for the prior year quarter, reflecting larger average order sizes in options and higher average commission per share in stocks.

Net interest income, for the current quarter,  increased $75 million, or 56%, compared to the prior year quarter, to $210 million, driven by a $4.8 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, a $9.6 billion increase in average customer margin loans, and a 73 basis point increase in the average Federal Funds effective rate to 1.43%. As a result of increases in the Federal Funds effective rate since December 2016, interest expense on customer credit balances increased from the prior year quarter, in part, as we passed along more interest to our customers. The increase in benchmark rates also drove higher interest income earned on investment of customer segregated cash and on margin lending to customers.

Other income, for the current quarter,  increased $10 million, or 40%, compared to the prior year quarter, to $35 million, mainly driven by a $3 million increase in risk exposure fee income and smaller increases related to net gains from other investments, market data fee income, order flow income, and FDIC sweep fee income, partially offset by a $3  million net mark-to-market loss on our U.S. government securities portfolio in the current quarter, compared to a $1 million net mark-to-market loss in the prior year quarter. Despite an increase in average medium term interest rates during the current year the net mark-to-market loss on our U.S. government securities portfolio was only $3  million, reflecting a reduction in the size and average duration of the portfolio. In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity.

Non-interest expenses, for the current quarter,  increased $45 million, or 35%,  compared to the prior year quarter, to $174 million. Within non-interest expenses, execution and clearing expenses increased $19 million, or 39%, driven by higher customer trading volumes in options, futures and stocks, which increased 48%, 53% and 28%, respectively, compared to the prior year quarter.  A 15% increase in the number of employees providing services to the electronic brokerage segment led to increased employee compensation and benefits expenses of $4 million, or 14%, and also to an increase in general and administrative expenses of $19 million, where the latter reflects a redeployment of staff from market making to electronic brokerage activities, which accounted for $11 million of this increase. In addition, general and administrative expenses for the current quarter include higher professional services fees and expenses related to legal and regulatory matters, compared to the prior year quarter. As a percentage of total net revenues, non-interest expenses were 37% for the current quarter and 41% for the prior year quarter.

Income before income taxes, for the current quarter,  increased $106 million, or 57%,  compared to the prior year quarter, to $291 million. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 63% for the current quarter and 59% for the prior year quarter.

Electronic brokerage operating results, for the current quarter, excluding the net mark-to-market gains and losses from our U.S. government securities portfolio, compared to the prior year quarter, were as follows: net revenues were $468 million, up 49%; income before income taxes was $294 million, up 58%; and pre-tax profit margin increased to 63% for the current quarter from 59% for the prior year quarter.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months Ended March 31,
	2018	2017

	(in millions)
Revenues
Trading gains	$13	$2
Interest income	14	21
Other income	2	-
Total revenues	29	23
Interest expense	8	15
Total net revenues	21	8

Non-interest expenses
Execution and clearing	5	13
Employee compensation and benefits	3	6
Occupancy, depreciation and amortization	-	1
Communications	-	2
General and administrative	4	8
Total non-interest expenses	12	30

Income (loss) before income taxes	$9	$(22)

Three Months Ended March 31,  2018 (“current quarter”) compared to the Three Months Ended March 31,  2017 (“prior year quarter”)

As previously described, in early 2017 we started the process of winding down our options market making operations and the market making results described below were impacted by such pull-back.

Market making total net revenues, for the current quarter, increased $13 million, or 163%, compared to the prior year quarter, to $21 million, primarily due to higher trading gains.

Trading gains, for the current quarter, increased $11 million, or 550% compared to the prior year quarter, to $13 million, reflecting favorable conditions in the few select markets in which we continue to operate. Net interest income was $6 million for both the current quarter and prior year quarter.

Other income, for the current quarter, increased $2 million, compared to the prior year quarter, to $2 million, primarily due to consulting fee income related to the reimbursement of costs incurred during the transition of the U.S options market making operations to Two Sigma Securities, LLC.

Non-interest expenses, for the current quarter, decreased $18 million, or 60%, compared to the prior year quarter, to $12 million. Within non-interest expenses, execution and clearing fees decreased $8 million, or 62%, on lower trading volumes in options and futures. Employee compensation and benefits expenses decreased $3 million, or 50%, and general and administrative expenses decreased $4 million, or 50%, as we wind down our options market making operations. As a percentage of total net revenues, non-interest expenses were 57% for the current quarter and 375% for the prior year quarter. Income before income taxes, for the current quarter, increased $31 million, compared to the prior year quarter, to $9 million.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of investments of customer funds, collateralized receivables arising from customer‑related and proprietary securities transactions, and exchange‑listed marketable securities,  which are marked‑to‑market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed, and, to a lesser extent, receivables from clearing houses for settlement of securities transactions, and securities purchased under agreements to resell. As of March 31,  2018, total assets were $59.1 billion of which approximately $58.8 billion, or 99.5% were considered liquid.

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

Liability balances, as of March 31, 2018, in connection with our payables to customers and securities loaned were lower than their respective average monthly balances during the current quarter and short-term borrowings were higher than the average monthly balance during the current quarter.

Cash and cash equivalents held by our non‑U.S. operating companies as of March 31,  2018 were $500 million ($590 million as of December 31, 2017). These funds are primarily intended to finance each individual operating company’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. As of March 31, 2018, we had no intention to repatriate further amounts from non‑U.S. operating companies, except from the subsidiaries being liquidated due to the wind-down of our options market making operations.  With the enactment of the Tax Act, we recognized a $62 million liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries for the year ended December 31, 2017. As a result, in the event dividends were to be paid to the Company in the future by a non‑U.S. operating company, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 12% to $6.7 billion as of March 31, 2018 from $6.0 billion as of March 31,  2017. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net cash provided by operating activities	$1,201	$779
Net cash used in investing activities	(8)	(6)
Net cash used in financing activities	(64)	(77)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	8	23
Increase in cash, cash equivalents, and restricted cash	$1,137	$719

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

Three Months Ended March 31, 2018: Our cash, cash equivalents, and restricted cash increased by $1,137 million to $9.4 billion for the three months ended March 31, 2018. We raised $1,201 million in net cash from operating activities. We used net cash of $72 million in our investing and financing activities, primarily for distributions to noncontrolling interests and dividends paid to our common stockholders. Investing activities mainly consisted of purchases of property, equipment and intangible assets.

Three Months Ended March 31, 2017: Our cash, cash equivalents, and restricted cash increased by $719 million to $8.3 billion for the three months ended March 31, 2017. We raised $779 million in net cash from operating activities. We used net cash of $83 million in our investing and financing activities, primarily or repayment of short-term borrowing, distributions to noncontrolling interests and dividends paid to our common stockholders.

Regulatory Capital Requirements

Our principal operating companies are subject to separate regulation and capital requirements in the U.S. and other jurisdictions. IB LLC and TH LLC are registered U.S. broker‑dealers and their primary regulators include the SEC,  the Chicago Board Options Exchange, and Financial Industry Regulatory Authority (“FINRA”).  Additionally, IB LLC is a registered futures commission merchant regulated by the Commodity Futures Trading Commission (“CFTC”) and the Chicago Mercantile Exchange. IB LLC is also a registered U.S. forex dealer member regulated by the National Futures Association (“NFA”). THE is registered to do business in Switzerland as a securities dealer and is regulated by the Swiss Financial Market Supervisory Authority. Our various other operating companies are similarly regulated. See the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our regulated operating companies.

As of March 31,  2018, aggregate excess regulatory capital for all of the operating companies was $5.2 billion, and all of the operating companies were in compliance with their respective regulatory capital requirements.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$4,230	$458	$3,772
TH LLC	232	-	232
THE	640	98	542
Other regulated Operating Companies	796	130	666
	$5,898	$686	$5,212

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were approximately $8 million and $6 million for the three months ended March 31,  2018 and 2017, respectively. In the future, we plan to meet capital expenditure needs,  with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any strategic acquisitions, we may incur additional capital expenditures.

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

Strategic Investments and Acquisitions

We regularly evaluate potential strategic investments and acquisitions. We hold strategic investments in electronic trading exchanges including: BOX Options Exchange, LLC and OneChicago LLC. In addition, on September 20, 2017, we announced our agreement to make a strategic investment in Tiger Brokers, an online stock brokerage established for Chinese retail and institutional clients.

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own.

As of March 31,  2018, there were no other definitive agreements with respect to any material acquisition.

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

Critical Accounting Policies

Principles of Consolidation, including Noncontrolling Interests

The condensed consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly owned subsidiaries. As sole managing member of IBG LLC, we exert control over the Group’s operations. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 810, “Consolidation,” we consolidate the Group’s consolidated financial statements and record as noncontrolling interest the interests in the Group that we do not own.

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

We have been from time to time subject to certain pending and legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred. As of March 31,  2018, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period. As of March 31,  2018 and December 31, 2017, reserves provided for potential losses related to litigation matters were not material.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. The enactment of the Tax Act on December 22, 2017 significantly revised the U.S corporate income tax law by, among other things, reducing the corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. See Note 11 to the condensed consolidated financial statements elsewhere in this report. We record tax liabilities in accordance with ASC Topic 740 and adjust these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in payments that are different from the current estimates of these tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information becomes available.

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

Recently Issued Accounting Pronouncements

Following is a summary of recently issued FASB Accounting Standards Updates (“ASUs”) that have affected or may affect our condensed consolidated financial statements:

	Affects	Status

ASU 2016-02	Leases (Topic 842): Requires the recognition of a right-of-use asset and a lease liability for leases previously classified as operating lease in the statements of financial condition.	Effective for fiscal years beginning after December 15, 2018.
ASU 2016-13	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.	Effective for fiscal years beginning after December 15, 2019.
ASU 2017-04	Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.	Effective for fiscal years beginning after December 15, 2019.
ASU 2017-08	Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Amending the amortization period for certain purchased callable debt securities held at a premium.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
ASU 2017-11

Earnings Per Share (Topic 260)
Distinguishing Liabilities from Equity (Topic 480)
Derivatives and Hedging (Topic 815): changing the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features.

Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
ASU 2017-12	Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
ASU 2018-02	Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.	Effective for fiscal years and first interim periods beginning after December 15, 2018.
ASU 2018-03	Technical Correction and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.	Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018.

Adoption of those ASUs that became effective during 2017 and 2018, prior to the issuance of the Company’s condensed consolidated financial statements, had no material effect on these financial statements, except for as described in the notes to condensed consolidated financial statements in Item 1 elsewhere in this document.

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

Foreign Currency Exposure

As a result of our international activities and accumulated earnings in our foreign subsidiaries, our income and net worth is exposed to fluctuations in foreign exchange rates. For example, our European operations and some of our Asian operations are conducted by our Swiss subsidiary, THE. THE is regulated by the Swiss Financial Market Supervisory Authority as a securities dealer and its financial statements are presented in Swiss francs. Accordingly, THE is exposed to certain foreign exchange risks as described below:

•

THE buys and sells securities denominated in various currencies and carries bank balances and borrows and lends such currencies in its regular course of business. At the end of each accounting period, THE’s assets and liabilities are revalued into Swiss francs for presentation in its financial statements. The resulting foreign currency gains or losses are reported in THE’s income statement and, as translated into U.S. dollars for U.S. GAAP purposes, in our condensed consolidated statement of comprehensive income, as a component of other income.

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

Our risk management systems incorporate cash forex to hedge our currency exposure at little or no cost throughout each day on a continuous basis. The majority of currency spot positions held as part of our currency diversification strategy are regularly transferred to the parent holding company, IBG LLC, where they are held and reported in the corporate segment. In connection with the development of our currency diversification strategy, we determined to base our net worth in GLOBALs, a basket of currencies.

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL increased from $ $ 0.961 to $  $ 0.985, or 2.51%,  as of March 31, 2018 compared to March 31, 2017. As of March 31,  2018, approximately 31% of our equity was denominated in currencies other than the U.S. dollar.

The table below shows a comparison of the U.S. dollar equivalent of the GLOBAL as of March 31,  2018 and 2017.

		As of 3/31/2017					As of 3/31/2018
			GLOBAL in	% of	Net Equity	New		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.45	1.0000	0.450	46.8%	$2,813	0.68	1.0000	0.680	69.0%	$4,627	22.2%
EUR	0.17	1.0655	0.181	18.8%	1,132	0.09	1.2324	0.111	11.3%	755	-7.6%
JPY	8.00	0.0090	0.072	7.5%	449	4.41	0.0094	0.041	4.2%	282	-3.3%
GBP	0.03	1.2550	0.038	3.9%	235	0.02	1.4018	0.028	2.8%	191	-1.1%
HKD	0.26	0.1287	0.033	3.5%	209	0.14	0.1274	0.018	1.8%	121	-1.7%
INR	2.00	0.0154	0.031	3.2%	193	1.10	0.0154	0.017	1.7%	115	-1.5%
CHF	0.03	0.9971	0.030	3.1%	187	0.02	1.0481	0.021	2.1%	143	-1.0%
CAD	0.04	0.7508	0.030	3.1%	188	0.02	0.7755	0.016	1.6%	106	-1.6%
CNH	0.19	0.1455	0.028	2.9%	173	0.10	0.1597	0.016	1.6%	109	-1.3%
AUD	0.03	0.7629	0.023	2.4%	143	0.02	0.7682	0.015	1.6%	104	-0.8%
MXN	0.30	0.0534	0.016	1.7%	100	0.17	0.0551	0.009	0.9%	64	-0.7%
SEK	0.09	0.1115	0.010	1.0%	63	0.05	0.1199	0.006	0.6%	41	-0.4%
SGD	0.01	0.7157	0.007	0.7%	45	0.00					-0.7%
NOK	0.06	0.1163	0.007	0.7%	44	0.03	0.1274	0.004	0.4%	26	-0.3%
DKK	0.04	0.1432	0.006	0.6%	36	0.02	0.1653	0.003	0.3%	22	-0.3%
			0.961	100.0%	$6,010			0.985	100.0%	$6,706	0.0%

Changes in the Composition of the “GLOBAL”

In light of our decision to discontinue our options market making activities globally, effective as of the close of business on March 31, 2017, we removed the Singapore dollar (SGD) and realigned the relative weights of the U.S. dollar (USD) versus the other currency components to better reflect our businesses going forward. The current composition contains 14 currencies, one fewer than the prior composition.

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

Interest Rate Risk

We had no variable‑rate debt outstanding as of March 31,  2018.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies, on balances above $10 thousand, or equivalent, and on accounts holding more than $100 thousand (or equivalent) net asset value. In a normal rate environment, we typically invest a portion of these funds in U.S. government securities with maturities of up to two years. If interest rates were to increase rapidly and substantially, our net interest income would not increase proportionally with the interest rates for the portion of the funds invested in the U.S. government securities with fixed yields. In addition, the mark-to-market changes in the value of these fixed rate securities will be reflected in other income, instead of net interest income. Based on customer balances and investments outstanding as of March 31, 2018, and assuming reinvestment of maturing instruments in instruments of short-term duration,  an increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $9 million over the first year and $15 million on an annualized basis, assuming the full effect of reinvestment at higher rates. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Based on customer balances and investments outstanding as of March 31, 2018, and assuming reinvestment of maturing instruments in instruments of short-term duration, a decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $6 million over the first year and $15 million on an annualized basis, assuming the full effect of reinvestment at lower rates.

We also face interest rate risk due to positions carried in our market making business to the extent that long or short stock positions may have been established for future or forward dates on options or futures contracts and the value of such positions are impacted by interest rates. The amount of such risk cannot be quantified, however, the reduction of market making positions has substantially reduced this exposure.

Dividend Risk

We face dividend risk in our market making business as we derive revenues and incur expenses in the form of dividend income and expense, respectively, from our inventory of equity securities, and must make payments in lieu of dividends on short positions in equity securities within our portfolio. Projected future dividends are an important component of pricing equity options and other derivatives, and incorrect projections may lead to trading losses. The amount of such risk cannot be quantified.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off‑balance‑sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of March 31,  2018, we had $29.5 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real‑time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

We use VaR as one of a range of risk management tools. Among their benefits, VaR models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range of varied market risks and portfolio assets. One key element of the VaR model is that it reflects risk reduction due to portfolio diversification or hedging activities. However, VaR has various strengths and limitations, which include, but are not limited to: use of historical changes in market risk factors, which may not be accurate predictors of future market conditions, and may not fully incorporate the risk of extreme market events that are outsized relative to observed historical market behavior or that reflect the historical distribution of results beyond the confidence interval; and reporting of losses in a single day, which does not reflect the risk of positions that cannot be liquidated or hedged in one day. A small proportion of market risk generated by trading positions is not included in VaR. The modeling of the risk characteristics of some positions relies on approximations that, under certain circumstances, could produce significantly different results from those produced using more precise measures. VaR is most appropriate as a risk measure for trading positions in liquid financial markets and will understate the risk associated with severe events, such as periods of extreme illiquidity.

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

Stress Test

We estimate the market risk of our fixed income portfolio using a risk analysis model provided by a leading external vendor. For corporate bonds, this stress test is configured to calculate the change in value of each fixed income security in the portfolio over one day in seven scenarios, each of which represents a parallel shift of the U.S. Treasury yield curve. The scenarios are shifts of +/−100, +/−200 and +/−300 basis points. For U.S. government securities, the stress test is configured to calculate the change in value of each fixed income security in the portfolio over one day in three scenarios, each of which represents a parallel shift of the U.S. Treasury yield curve. The scenarios are shifts of +/−25 basis points.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on March 1, 2018 except as updated by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 below and in Note 12 to the unaudited condensed consolidated financial statements.

Pending Regulatory Inquiries

Our businesses are heavily regulated by state, federal and foreign regulatory agencies as well as numerous exchanges and self‑regulatory organizations. Most of our companies are regulated under some or all of the following: state securities laws, U.S. and foreign securities, commodities and financial services laws and the rules of the more than 120 exchanges, market centers and self‑regulatory organizations of which one or more of our companies may be members. In the current era of dramatically heightened regulatory scrutiny of financial institutions, we have incurred sharply increased compliance costs, along with the industry as a whole. Increased regulation also creates increased barriers to entry.  We have built and continue to build human and automated infrastructure to handle increased regulatory scrutiny, which provides us with a possible advantage over potential newcomers to the business.

We receive thousands of regulatory inquiries each year in addition to being subject to frequent regulatory examinations. The great majority of these inquiries do not lead to fines or any further action against us. Most often, regulators do not inform us as to when and if an inquiry has been concluded. We are currently the subject of active or dormant regulatory inquiries regarding subjects including, but not limited to: audit trail reporting, trade reporting, best execution and order execution procedures, short sales, margin lending, anti‑money laundering, procedures for trading and handling low-priced securities, procedures for accounts introduced by financial advisors and other referrers, technology development practices, business continuity planning and other topics of recent regulatory interest.  The Company has procedures for evaluating whether potential regulatory fines are probable, estimable and material and for updating its contingency reserves and disclosures accordingly.  In the current climate, we expect to pay significant and increasing regulatory fines on various topics on an ongoing basis, as other regulated financial services businesses do. The amount of any fines, and when and if they will be incurred, typically is impossible to predict given the nature of the regulatory process.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in under Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 1, 2018.

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
10.8

Second Amendment to Exchange Agreement by and among Interactive Brokers Group, Inc., IBG Holdings LLC, IBG (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 31, 2015 filed by the Company on November 9, 2015).**

10.9

First Amendment to Limited Liability Company Agreement of IBG Holdings LLC (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 31, 2015 filed by the Company on November 9, 2015).**

11.1

Statement Re; Computation of Earnings per Common Share (the calculation of per share earnings is disclosed in Part I, Item 1, Note 4 to the Condensed Consolidated Financial Statements “Equity and Earnings per Share” and is omitted in accordance with Item 601 Section (b)(11) of Regulation S‑K).

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

*     Attached as Exhibit 101 to this Annual Report on Form 10‑K for the annual period ended December 31, 2016, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Consolidated Financial Statements tagged in detail levels 1‑4.

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

Date: May 9, 2018