Form 10-Q
period 2018-06-30
Interactive Brokers Group, Inc.
filed 2018-08-08
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018 OR

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

As of August 7, 2018, there were 75,084,350 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10‑Q FOR THE QUARTER ENDED JUNE 30,  2018

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	June 30,	December 31,
(in millions, except share amounts)	2018	2017
Assets
Cash and cash equivalents	$2,500	$1,732
Cash - segregated for regulatory purposes	7,686	6,547
Securities - segregated for regulatory purposes	13,368	13,685
Securities borrowed	3,588	2,957
Securities purchased under agreements to resell	533	2,035
Financial instruments owned, at fair value:
Financial instruments owned	1,841	1,950
Financial instruments owned and pledged as collateral	247	1,204
Total financial instruments owned, at fair value	2,088	3,154
Receivables:
Customers, less allowance for doubtful accounts of $41 and $40 as of June 30, 2018 and December 31, 2017	28,970	29,821
Brokers, dealers and clearing organizations	1,134	823
Interest	117	116
Total receivables	30,221	30,760
Other assets	319	292
Total assets	$60,303	$61,162
Liabilities and equity
Short-term borrowings	$193	$15
Securities loaned	4,091	4,444
Securities sold under agreements to repurchase	—	1,316
Financial instruments sold, but not yet purchased, at fair value	630	767
Payables:
Customers	48,239	47,548
Brokers, dealers and clearing organizations	100	283
Affiliate	159	187
Accounts payable, accrued expenses and other liabilities	162	147
Interest	29	22
Total payables	48,689	48,187
Total liabilities	53,603	54,729
Commitments, contingencies and guarantees (see Note 12)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 73,674,391 and 71,609,049 shares, Outstanding – 73,544,943 and 71,475,755 shares as of June 30, 2018 and December 31, 2017	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of June 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	865	832
Retained earnings	323	251
Accumulated other comprehensive income, net of income taxes of $0 and $1 as of June 30, 2018 and December 31, 2017	(3)	9
Treasury stock, at cost, 129,448 and 133,294 shares as of June 30, 2018 and December 31, 2017	(3)	(3)
Total stockholders’ equity	1,183	1,090
Noncontrolling interests	5,517	5,343
Total equity	6,700	6,433
Total liabilities and equity	$60,303	$61,162

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share or per share amounts)	2018	2017	2018	2017
Revenues
Commissions	$185	$160	$405	$314
Interest income	333	206	644	383
Trading gains	12	13	25	15
Other income	23	59	100	135
Total revenues	553	438	1,174	847
Interest expense	108	51	202	86
Total net revenues	445	387	972	761
Non-interest expenses
Execution and clearing	66	63	139	124
Employee compensation and benefits	68	66	138	128
Occupancy, depreciation and amortization	11	10	23	23
Communications	7	7	13	15
General and administrative	22	36	45	52
Customer bad debt	—	1	3	2
Total non-interest expenses	174	183	361	344
Income before income taxes	271	204	611	417
Income tax expense	13	17	34	35
Net income	258	187	577	382
Less net income attributable to noncontrolling interests	217	164	490	335
Net income available for common stockholders	$41	$23	$87	$47

Earnings per share
Basic	$0.57	$0.33	$1.21	$$0.68
Diluted	$0.57	$0.32	$1.20	$$0.67
Weighted average common shares outstanding
Basic	72,476,729	69,087,853	71,979,104	68,539,526
Diluted	73,329,496	70,063,427	72,923,744	69,613,567

Comprehensive income
Net income available for common stockholders	$41	$23	$87	$47
Other comprehensive income
Cumulative translation adjustment, before income taxes	(14)	6	(13)	10
Income taxes related to items of other comprehensive income	(1)	—	(1)	—
Other comprehensive income (loss), net of tax	(13)	6	(12)	10
Comprehensive income available for common stockholders	$28	$29	$75	$57

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$217	$164	$490	$335
Other comprehensive income - cumulative translation adjustment	(65)	31	(58)	50
Comprehensive income attributable to noncontrolling interests	$152	$195	$432	$385

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in millions)	2018	2017
Cash flows from operating activities
Net income	$577	$382
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	11	15
Depreciation and amortization	12	12
Employee stock plan compensation	29	25
Unrealized loss on other investments, net	(2)	(1)
Bad debt expense	3	2
Impairment loss	1	21
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	317	1,116
Securities borrowed	(631)	(266)
Securities purchased under agreements to resell	1,502	(255)
Financial instruments owned, at fair value	1,068	1,464
Receivables from customers	848	(3,426)
Other receivables	(312)	(126)
Other assets	(14)	5
Securities loaned	(353)	(661)
Securities sold under agreement to repurchase	(1,316)	—
Financial instruments sold, but not yet purchased, at fair value	(137)	(1,171)
Payable to customers	691	4,219
Other payables	(162)	231
Net cash provided by operating activities	2,132	1,586

Cash flows from investing activities
Purchases of other investments	(21)	—
Purchase of property, equipment and intangible assets	(15)	(10)
Net cash used in investing activities	(36)	(10)

Cash flows from financing activities
Short-term borrowings, net	178	(65)
Dividends paid to stockholders	(14)	(14)
Distributions to noncontrolling interests	(250)	(82)
Repurchases of common stock for employee tax withholdings under stock incentive plans	(45)	(21)
Proceeds from the sale of treasury stock	40	21
Payments made under the Tax Receivable Agreement	(28)	—
Net cash used in financing activities	(119)	(161)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(70)	61
Net increase in cash, cash equivalents, and restricted cash	1,907	1,476
Cash, cash equivalents, and restricted cash at beginning of period	8,279	7,549
Cash, cash equivalents, and restricted cash at end of period	$10,186	$9,025

Cash, cash equivalents, and restricted cash
Cash and cash equivalents	2,500	2,115
Cash segregated for regulatory purposes	7,686	6,910
Cash, cash equivalents, and restricted cash at end of period	$10,186	$9,025

Supplemental disclosures of cash flow information
Cash paid for interest	$195	$77
Cash paid for taxes, net	$26	$17

Non-cash financing activities:
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$28	$28
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(28)	$(28)

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2018	71,609,049	$1	$832	$(3)	$251	$9	$1,090	$5,343	$6,433
Common stock distributed pursuant to stock incentive plans	2,065,342						—		—
Compensation for stock grants vesting in the future			5				5	24	29
Repurchases of common stock for employee tax withholdings under stock incentive plans				(45)			(45)		(45)
Sales of treasury stock				45	(1)		44	(4)	40
Dividends paid to stockholders					(14)		(14)		(14)
Distributions from IBG LLC to noncontrolling interests							—	(250)	(250)
Adjustments for changes in proportionate ownership in IBG LLC			28				28	(28)	—
Comprehensive income					87	(12)	75	432	507
Balance, June 30, 2018	73,674,391	$1	$865	$(3)	$323	$(3)	$1,183	$5,517	$6,700

	Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2017	68,119,412	$1	$775	$(3)	$203	$(2)	$974	$4,846	$5,820
Common stock distributed pursuant to stock incentive plans	2,265,002						—		—
Compensation for stock grants vesting in the future			4				4	21	25
Repurchases of common stock for employee tax withholdings under stock incentive plans				(21)			(21)		(21)
Sales of treasury stock				21			21		21
Dividends paid to stockholders					(14)		(14)		(14)
Distributions from IBG LLC to noncontrolling interests							—	(82)	(82)
Adjustments for changes in proportionate ownership in IBG LLC			28				28	(28)	—
Comprehensive income					47	10	57	385	442
Balance, June 30, 2017	70,384,414	$1	$807	$(3)	$236	$8	$1,049	$5,142	$6,191

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.   Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 17.8% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker specializing in executing and clearing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 120 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Switzerland, India, China (Hong Kong and Shanghai), Japan, and Australia. As of June 30, 2018, the Company had 1,310 employees worldwide.

IBG LLC is a Connecticut limited liability company that conducts its business through its operating subsidiaries (collectively, the “Operating Companies”): Interactive Brokers LLC (“IB LLC”); Interactive Brokers (India) Private Limited (“IBI”); Timber Hill LLC (“TH LLC”); Timber Hill Canada Company (“THC”); Interactive Brokers Software Services (India) Private Limited (“IBSSI”); IB Global Investments LLC (“IBGIL”); IB Exchange Corp. (“IBEC”) and its subsidiaries, Interactive Brokers Canada Inc. (“IBC”), Interactive Brokers (U.K.) Limited and its subsidiary, Interactive Brokers (U.K.) Nominee Limited (collectively, “IBUK”), Interactive Brokers Securities Japan, Inc. (“IBSJ”), Interactive Brokers Hong Kong Limited (“IBHK”), Interactive Brokers Australia Pty Limited and its subsidiary, Interactive Brokers Australia Nominees Pty Limited (collectively, “IBA”), IB Business Services (Shanghai) Company Limited (“IBBSS”), Timber Hill Europe AG and its subsidiary, Timber Hill (Liechtenstein) AG (collectively, “THE”), Interactive Brokers Hungary KFT (“IBH”), Interactive Brokers Software Services Estonia OU (“IBEST”), Interactive Brokers Software Services Russia (“IBRUS”), Interactive Brokers Corp. (“IB Corp”), Covestor, Inc. and its subsidiary, Covestor Limited (collectively, “Covestor”), and Greenwich Advisor Compliance Services Corp. (“Greenwich Compliance”).

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

ASU 2016-18 also requires prior periods to be retrospectively adjusted to conform to the current period presentation. Upon adoption, the Company recorded an increase of $1,286 million in net cash provided by operating activities, for the six months ended June 30, 2017 to reflect the reclassification of changes in restricted cash balances from the operating section to the cash, cash equivalent, and restricted cash balances within the condensed consolidated statements of cash flows.

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

During the six months ended June 30, 2018, the Company did not incur any additional restructuring costs. During the six months ended June 30, 2017, the Company recorded restructuring costs of approximately $21 million for the impairment of exchange trading rights, included in general and administrative expenses and approximately $2 million in severance costs resulting from obligations related to employment terminations, included in employee compensation and benefits in the condensed consolidated statements of comprehensive income.

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

Cash and Securities - Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which have been promulgated to protect customer assets. Securities segregated for regulatory purposes consisted of U.S. government securities of $4.4 billion and $4.5 billion as of June 30, 2018 and December 31, 2017, respectively, and securities purchased under agreements to resell in the amount of $9.0 billion and $9.2 billion as of June 30, 2018 and December 31, 2017, respectively, which amounts approximate fair value.

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

Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of the Company’s initial investment and are adjusted each period for the Company’s share of the investee’s income or loss. The Company’s share of the income or losses from equity method investments is included in other income in the condensed consolidated statements of comprehensive income. The recorded amounts of the Company’s equity method investments, $23 million as of June 30, 2018 ($23 million as of December 31, 2017), which are included in other assets in the condensed consolidated statements of financial condition, increase or decrease accordingly. Contributions paid to and distributions received from equity method investees are recorded as additions or reductions, respectively, to the respective investment balance.

Investments in equity securities that do not qualify for equity method accounting are recorded at historical cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The recorded amounts of the Company’s investments in such equity securities, $26 million as of June 30, 2018 ($5 million as of December 31, 2017) are included in other assets in the condensed consolidated statements of financial condition. Dividends received from these investments are included in other income in the condensed consolidated statements of comprehensive income when such dividends are received.

The Company also holds exchange memberships and investments in equity securities of certain exchanges, as required to qualify as a clearing member. Such investments, $5 million as of June 30, 2018 ($6 million as of December 31, 2017), are recorded at cost less impairment, and are included in other assets in the condensed consolidated statements of financial condition. Dividends received from these investments are included in other income in the condensed consolidated statements of comprehensive income when such dividends are received.

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

The Company’s non‑U.S. domiciled subsidiaries have a functional currency that is other than the U.S. dollar. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at period‑end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the period. Adjustments that result from translating amounts from a subsidiary’s functional currency to the U.S. dollar (as described above) are reported net of tax, where applicable, in accumulated OCI in the condensed consolidated statements of financial condition. During the three months ended June 30, 2018, the Company liquidated its Australian subsidiary, Timber Hill Australia Pty Limited, and accordingly reclassified the accumulated OCI of $32 million to other income and the related accumulated tax effect of $1 million to income tax expense in the condensed consolidated statements of comprehensive income.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Recently Issued Accounting Pronouncements

Following is a summary of recently issued FASB Accounting Standards Updates (“ASUs”) that have affected or may affect the Company’s condensed consolidated financial statements:

	Affects	Status

ASU 2016-02	Leases (Topic 842): Requires the recognition of a right-of-use asset and a lease liability for leases previously classified as operating lease in the statements of financial condition.	Effective for fiscal years beginning after December 15, 2018.
ASU 2016-13	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.	Effective for fiscal years beginning after December 15, 2019.
ASU 2017-04	Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.	Effective for fiscal years beginning after December 15, 2019.
ASU 2017-08	Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Amending the amortization period for certain purchased callable debt securities held at a premium.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
ASU 2017-11

Earnings Per Share (Topic 260)
Distinguishing Liabilities from Equity (Topic 480)
Derivatives and Hedging (Topic 815): changing the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features.

Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
ASU 2017-12	Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
ASU 2018-02	Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.	Effective for fiscal years and first interim periods beginning after December 15, 2018.
ASU 2018-03	Technical Correction and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.	Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018.
ASU 2018-07	Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
ASU 2018-08	Not for Profit Entities (Topic 958) and Other Expenses - Contributions (Topic 720): Clarifying the Scope and the Accounting for Contributions Received and Contributions Made.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

Adoption of the ASUs that became effective during 2017 and 2018, prior to the issuance of the Company’s condensed consolidated financial statements, had no material effect on these financial statements, except as described in the notes to these financial statements.

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

Credit Risk

The Company is exposed to risk of loss if a customer, counterparty or issuer fails to perform its obligations under contractual terms (“default risk”). Both cash instruments and derivatives expose the Company to default risk. The Company has established policies and procedures for mitigating credit risk on principal transactions, including reviewing and establishing limits for credit exposure, maintaining collateral, and continually assessing the creditworthiness of counterparties.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of June 30, 2018, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.   Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC.  The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of June 30, 2018.

	IBG, Inc.	Holdings	Total
Ownership %	17.8%	82.2%	100.0%
Membership interests	73,544,946	340,229,444	413,774,390

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

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of June 30, 2018 and December 31, 2017,  1,000,000,000 shares of Class A common stock were authorized, of which 73,674,391 and 71,609,049 shares have been issued; and 73,544,943 and 71,475,755 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of June 30, 2018 and December 31, 2017, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of June 30, 2018 and December 31, 2017, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of June 30, 2018 and December 31, 2017, the unamortized balance of these deferred tax assets was $137 million and $146 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid‑in capital arising from stock offerings from the date of the IPO through June 30, 2018 were $483 million, $410 million, and $73 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $159 million through June 30, 2018 pursuant to the terms of the Tax Receivable Agreement.

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

As a consequence of these redemption transactions, and distribution of shares to employees (see Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 17.8%, with Holdings owning the remaining 82.2% as of June 30, 2018.  The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 89.2% as of June 30, 2018.

On July 27, 2018, the Company filed a Prospectus Supplement on Form 424B5 (File Number 333-219552) with the SEC to issue 1,537,727,  shares of common stock in exchange for an equivalent number of shares of member interests in IBG LLC. This issuance of shares increased the Company’s ownership in IBG LLC from 17.8% to 18.1%.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except share or per share amounts)
Basic earnings per share
Net income available for common stockholders	$41	$23	$87	$47
Weighted average shares of common stock outstanding
Class A	72,476,629	69,087,753	71,979,004	68,539,426
Class B	100	100	100	100
	72,476,729	69,087,853	71,979,104	68,539,526
Basic earnings per share	$0.57	$0.33	$1.21	$0.68

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except share or per share amounts)
Diluted earnings per share
Net income available for common stockholders	$41	$23	$87	$47
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	72,476,629	69,087,753	71,979,004	68,539,426
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	852,767	975,574	944,640	1,074,041
Class B	100	100	100	100
	73,329,496	70,063,427	72,923,744	69,613,567
Diluted earnings per share	$0.57	$0.32	$1.20	$0.67

Member Distributions and Stockholder Dividends

During the six months ended June 30, 2018,  IBG LLC made distributions totaling $303 million,  to its members, of which IBG, Inc.’s proportionate share was $53 million. In March and June 2018, the Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $7 million and $7 million, respectively.

On July 17, 2018, the Company declared a cash dividend of $0.10 per common share, payable on September 14, 2018 to stockholders of record as of August 31, 2018.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5.   Comprehensive Income

The following table presents comprehensive income and earnings per share on comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$28	$29	$75	$57

Earnings per share on comprehensive income
Basic	$0.39	$0.42	$1.05	$0.83
Diluted	$0.39	$0.41	$1.03	$0.81
Weighted average common shares outstanding
Basic	72,476,729	69,087,853	71,979,104	68,539,526
Diluted	73,329,496	70,063,427	72,923,744	69,613,567

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

6.   Financial Assets and Financial Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy (see Note 2), financial assets and liabilities, measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017. As required by ASC Topic 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the respective fair value measurement.

	Financial Assets At Fair Value as of June 30, 2018

	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$4,370	$—	$—	$4,370
Financial instruments owned, at fair value
Stocks	712	—	1	713
Options	1,207	—	—	1,207
Warrants and discount certificates	2	—	—	2
U.S. and foreign government securities	156	—	—	156
Corporate and municipal bonds	—	1	3	4
Currency forward contracts	—	6	—	6
Total financial instruments owned, at fair value	2,077	7	4	2,088
Total financial assets at fair value	$6,447	$7	$4	$6,458

	Financial Liabilities At Fair Value as of June 30, 2018
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$199	$—	$—	$199
Options	426	—	—	426
Currency forward contracts	—	5	—	5
Total financial instruments sold, but not yet purchased, at fair value	625	5	—	630
Total financial liabilities at fair value	$625	$5	$—	$630

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Assets At Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$4,519	$—	$—	$4,519
Financial instruments owned, at fair value
Stocks	2,000	—	1	2,001
Options	1,052	—	—	1,052
Warrants and discount certificates	5	—	—	5
U.S. and foreign government securities	60	—	—	60
Corporate and municipal bonds	—	1	3	4
Currency forward contracts	—	32	—	32
Total financial instruments owned, at fair value	3,117	33	4	3,154
Total financial assets at fair value	$7,636	$33	$4	$7,673

	Financial Liabilities At Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$302	$—	$—	$302
Options	464	—	—	464
Currency forward contracts	—	1	—	1
Total financial instruments sold, but not yet purchased, at fair value	766	1	—	767
Total financial liabilities at fair value	$766	$1	$—	$767

Transfers between Level 1 and Level 2

Transfers of financial assets and financial liabilities at fair value to or from Levels 1 and 2 arise where the market for a specific financial instrument has become active or inactive during the period. The fair values transferred are ascribed as if the financial assets or financial liabilities had been transferred as of the end of the period. During the six months ended June 30, 2018 and 2017, there were no transfers between levels for financial assets and liabilities, at fair value.

Level 3 Financial Assets and Financial Liabilities

The Company’s Level 3 financial assets are comprised of delisted and illiquid securities reported within financial instruments owned, at fair value in the condensed consolidated statements of financial condition. As of June 30, 2018, Level 3 financial assets included $1 million in stocks and $3 million in corporate and municipal bonds, which were not traded in active markets and were valued by the Company based on internal estimates. During the six months ended June 30, 2018 and 2017, there were no transfers between levels for financial assets and liabilities, at fair value.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Trading Gains from Market Making Transactions

Trading gains and losses from market making transactions reported in the condensed consolidated statements of comprehensive income, by major product type, are comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Equities	$12	$17	$25	$20
Foreign exchange	—	(4)	—	(5)
Total trading gains, net	$12	$13	$25	$15

These transactions are related to the Company’s financial instruments owned and financial instruments sold, but not yet purchased, at fair value and include both derivative and non‑derivative financial instruments, including exchange traded options and futures. These gains and losses also include market making related dividend income and expense.

Financial Assets and Liabilities Not Measured at Fair Value

The following tables represent the carrying value, fair value, and fair value hierarchy category of certain financial assets and liabilities that are not recorded at fair value in the Company's condensed consolidated statements of financial condition. The following table excludes certain financial instruments such as equity investments and all non-financial assets and liabilities:

	June 30, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$2,500	$2,500	$2,500	$-	$-
Cash - segregated for regulatory purposes	7,686	7,686	7,686	-	-
Securities - segregated for regulatory purposes	8,998	8,998	-	8,998	-
Securities borrowed	3,588	3,588	-	3,588	-
Securities purchased under agreements to resell	533	533	-	533	-
Receivables from customer	28,970	28,970	-	28,970	-
Receivables from broker, dealers, and clearing organizations	1,134	1,134	-	1,134	-
Interest receivable	117	117	-	117	-
Other assets	5	6	-	6	-
Total financial assets, not measured at fair value	$53,531	$53,532	$10,186	$43,346	$-

Financial liabilities, not measured at fair value
Short-term borrowings	$193	$193	$-	$193	$-
Securities loaned	4,091	4,091	-	4,091	-
Securities sold under agreements to repurchase	-	-	-	-	-
Payables to customer	48,239	48,239	-	48,239	-
Payables to brokers, dealers and clearing organizations	100	100	-	100	-
Interest payable	29	29	-	29	-
Total financial liabilities, not measured at fair value	$52,652	$52,652	$-	$52,652	$-

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$1,732	$1,732	$1,732	$-	$-
Cash - segregated for regulatory purposes	6,547	6,547	6,547	-	-
Securities - segregated for regulatory purposes	9,166	9,166	-	9,166	-
Securities borrowed	2,957	2,957	-	2,957	-
Securities purchased under agreements to resell	2,035	2,035	-	2,035	-
Receivables from customer	29,821	29,821	-	29,821	-
Receivables from broker, dealers, and clearing organizations	823	823	-	823	-
Interest receivable	116	116	-	116	-
Other assets	6	6	-	6	-
Total financial assets, not measured at fair value	$53,203	$53,203	$8,279	$44,924	$-

Financial liabilities, not measured at fair value
Short-term borrowings	$15	$15	$-	$15	$-
Securities loaned	4,444	4,444	-	4,444	-
Securities sold under agreements to repurchase	1,316	1,316	-	1,316	-
Payables to customer	47,548	47,548	-	47,548	-
Payables to brokers, dealers and clearing organizations	283	283	-	283	-
Interest payable	22	22	-	22	-
Total financial liabilities, not measured at fair value	$53,628	$53,628	$-	$53,628	$-

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables set forth the netting of financial assets and of financial liabilities as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of Financial Assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$8,998 [1]	$—		$8,998	$(8,998)	$—
Securities borrowed	3,588	—		3,588	(3,451)	137
Securities purchased under agreements to resell	533	—		533	(533)	—
Financial Instruments owned, at fair value
Options	1,207	—		1,207	(425)	782
Warrants and discount certificates	2	—		2	—	2
Currency forward contracts	6	—		6	—	6
Total	$14,334	$—		$14,334	$(13,407)	$927

	(in millions)
Offsetting of Financial Liabilities
Securities loaned	$4,091	$—	$4,091	$(3,885)	$206
Securities sold under agreements to repurchase	—	—	—	—	—
Financial instruments sold, but not yet purchased, at fair value
Options	426	—	426	(425)	1
Warrants and discount certificates	—	—	—	—	—
Currency forward contracts	5	—	5	—	5
Total	$4,522	$—	$4,522	$(4,310)	$212

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2017
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of Financial Assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$9,166 [1]	$—		$9,166	$(9,166)	$—
Securities borrowed	2,957	—		2,957	(2,822)	135
Securities purchased under agreements to resell	2,035	—		2,035	(2,035)	—
Financial Instruments owned, at fair value
Options	1,052	—		1,052	(451)	601
Warrants and discount certificates	5	—		5	—	5
Currency forward contracts	32	—		32	—	32
Total	$15,247	$—		$15,247	$(14,474)	$773

	(in millions)
Offsetting of Financial Liabilities
Securities loaned	$4,444	$—	$4,444	$(4,201)	$243
Securities sold under agreements to repurchase	1,316	—	1,316	(1,316)	—
Financial instruments sold, but not yet purchased, at fair value
Options	464	—	464	(451)	13
Warrants and discount certificates	—	—	—	—	—
Currency forward contracts	1	—	1	—	1
Total	$6,225	$—	$6,225	$(5,968)	$257

(1)

As of June 30,  2018 and December 31, 2017, the Company had $9.0 billion and $9.2 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

(2)	The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 at June 30, 2018 and December 31, 2017.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The following tables present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities loaned
Stocks	$4,039	$-	$-	$-	$4,039
Corporate bonds	52	-	-	-	52
Foreign government securities	-	-	-	-	-
Total securities loaned	$4,091	$-	$-	$-	$4,091

	December 31, 2017
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities Loaned
Stocks	$4,389	$-	$-	$-	$4,389
Corporate bonds	55	-	-	-	55
Total securities loaned	4,444	-	-	-	4,444

Securities sold under agreements to repurchase
U.S. government securities	1,316	-	-	-	1,316
Total	$5,760	$-	$-	$-	$5,760

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of June 30, 2018 and December 31, 2017, approximately $29.0 billion and $29.8 billion, respectively, of customer margin loans were outstanding.

The following table summarizes the amounts related to collateralized transactions as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)
Securities lending transactions	$24,396	$3,568	$23,662	$3,041
Securities purchased under agreements to resell transactions (1)	9,543	9,483	11,231	11,231
Customer margin assets	29,849	8,300	30,236	9,013
	$63,788	$21,351	$65,129	$23,285

(1)

As of June 30,  2018,  $9.0 billion or 95% (as of December 31, 2017,  $9.2 billion or 82%) of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of June 30, 2018 and December 31, 2017, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

Financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, as of June 30, 2018 and December 31, 2017 are presented in the following table:

	June 30,	December 31,
	2018	2017

	(in millions)
Stocks	$115	$1,150
U.S. and foreign government securities	132	54
	$247	$1,204

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

-

Market data fees are charged to customers for market data services to which they subscribe, that are delivered by the Company. The Company recognizes revenue monthly and collects the fees monthly, generally in arrears.

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

Disaggregation of Revenue

The following table sets forth revenue from contracts with customers by business segment, geographic location, and major types of services for the three months and six months ended June 30, 2018, as follows:

	Three Months Ended June 30, 2018
	Electronic brokerage	Market making	Corporate	Total

	(in millions)
Geographic location [1]
United States	$157	$1	$1	$159
International	62	-	-	62
	$219	$1	$1	$221

Major types of services
Commissions	$185	$-	$-	$185
Market data fees [2]	11	-	-	11
Risk exposure fees [2]	7	-	-	7
Payments for order flow [2]	5	-	-	5
Minimum activity fees [2]	5	-	-	5
Other [2]	6	1	1	8
	$219	$1	$1	$221

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2018
	Electronic brokerage	Market making	Corporate	Total

	(in millions)
Geographic location [1]
United States	$339	$3	$1	$343
International	134	-	-	134
	$473	$3	$1	$477

Major types of services
Commissions	$405	$-	$-	$405
Market data fees [2]	22	-	-	22
Risk exposure fees [2]	15	-	-	15
Payments for order flow [2]	10	-	-	10
Minimum activity fees [2]	10	-	-	10
Other [2]	11	3	1	15
	$473	$3	$1	$477

(1)	Based on the location of the subsidiaries in which the revenues are recorded.
(2)	Included in other income on the condensed consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $11 million, as of June 30, 2018, are reported in other assets in the condensed consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized prior to the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in other assets in the condensed consolidated statements of financial condition. As of June 30, 2018, contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. As of June 30, 2018, contract liability balances were not material.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

9. Other Income

The components of other income for the three months and six months ended June 30, 2018 and 2017 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Market data fees[1]	$11	$9	$22	$18
Minimum activity fees[1]	5	5	10	10
Risk exposure fees[1]	7	6	15	11
Payments for order flow[1]	5	4	10	8
Gains on financial instruments, at fair value and other investments, net	9	—	11	2
Gains (losses) from currency diversification strategy, net	(21)	29	17	78
Other, net	7	6	15	8
	$23	$59	$100	$135

(1)	See Note 8 for description of these revenues.

Gains on financial instruments, at fair value and other investments, net include (1) realized and unrealized gains and losses on financial instruments that (a) are held for purposes other than the Company’s market making activities, (b) are subject to restrictions, or (c) are accounted for under the equity method and (2) dividends on investments accounted at cost less impairment.

10. Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based Operating Companies who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in employee compensation and benefits expenses in the condensed consolidated statements of comprehensive income were $2 million of plan contributions for each of the six months ended June 30, 2018 and 2017.

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

As of June 30, 2018, the Company has distributed all shares of restricted common stock under the ROI Unit Stock Plan.

2007 Stock Incentive Plan

In 2017, the Company amended the 2007 Stock Incentive Plan (the “Stock Incentive Plan”) to extend its term for a ten-year period through April 4, 2027, which was approved by the Company’s stockholders at its 2018 Annual Meeting, held on April 19, 2018. Under the Company’s Stock Incentive Plan, up to 30 million shares of the Company’s common stock may be issued to satisfy vested restricted stock units granted to directors, officers, employees, contractors and consultants of the Company. The purpose of the Stock Incentive Plan is to promote the Company’s long‑term financial success by attracting, retaining, and rewarding eligible participants.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Incentive Plan awards granted (excluding 21,009 shares issued pursuant to the ROI Unit Stock Plan described above) and the related fair values since the plan’s inception are presented in the table below:

			Fair Value at
			Date of Grant
	Units		($ millions)
Prior periods (since inception)	20,888,468		$397
December 31, 2015	1,211,533		52
December 31, 2016	1,451,136		55
December 31, 2017	946,489	[1]	57
	24,497,626		$561

(1)	Stock Incentive Plan number of granted restricted stock units related to 2017 was adjusted by 23,082 additional restricted stock units during the six months ended June 30, 2018.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, there are no vested awards that remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $29 million and $25 million for the six months ended June 30, 2018 and 2017, respectively. Estimated future compensation costs for unvested awards, net of credits for cancelled awards,  as of June 30, 2018 are $30 million.

The following summarizes the Stock Incentive Plan and ROI Unit Stock Plan activities from December 31, 2017 through June 30, 2018:

	Stock		ROI Unit
	Incentive Plan		Stock Plan
	Units		Shares
Balance, December 31, 2017	6,473,720	[1]	3,849
Granted	—		—
Cancelled	(42,289)		—
Distributed	(2,065,342)		(3,849)
Balance, June 30, 2018	4,366,089		—

(1)	Stock Incentive Plan number of granted restricted stock units related to 2017 was adjusted by 23,082 additional restricted stock units during the six months ended June 30, 2018.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company.  Through June 30, 2018, a total of 809,059 restricted stock units have been distributed under these post‑employment provisions. These distributions are included in the table above.

11. Income Taxes

Income tax expense for the six months ended June 30, 2018 and 2017 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC and the enactment of the Tax Act, as discussed below. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual members. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

Reduction of U.S. federal corporate tax rate: The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. For certain of the Company’s deferred tax assets and liabilities, the Company recognized a provisional net decrease of $115 million with a corresponding adjustment to deferred income tax expense (or deferred tax benefit) for the year ended December, 31, 2017. As of June 30, 2018, the Company has not made any adjustments to the provisional amount recorded as of December 31, 2017. While the Company has made a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, the calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences. The Company is still analyzing certain aspects of the Tax Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

Deemed Repatriation Transition Tax: The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings of certain foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings of the relevant foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. As of December 31, 2017, the Company recognized a provisional Transition Tax obligation of $62 million and for the six months ended June 30, 2018 has not made any adjustments to the provisional amount recorded. This amount may change when the calculation of post-1986 foreign earnings and profits previously deferred from U.S. federal taxation and the amounts held in cash or other specified assets are finalized. The Company does not expect any significant changes, but it is continuing to gather additional information to more precisely compute the amount of the Transition Tax.

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

As of and for the six months ended June 30, 2018 and 2017,  the Company had no unrecognized tax and no valuation allowances on deferred tax assets were required. The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of June 30, 2018, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2010, and to non-U.S. income tax examinations for tax years prior to 2008.

As of June 30, 2018, accumulated earnings held by non‑U.S. subsidiaries totaled $1.1 billion  (as of December 31, $1.1 billion). Of this

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

amount, approximately $0.3 billion  (as of December 31, 2017 $0.3 billion) is attributable to earnings of the Company’s foreign subsidiaries that are considered “pass‑through” entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for U.S. tax purposes and when they are remitted. With respect to certain of these subsidiaries’ accumulated earnings (approximately $0.2 billion and $0.2 billion as of June 30, 2018 and December 31, 2017, respectively), repatriation would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution. The Company has not provided for its proportionate share of these additional foreign taxes as it does not intend to repatriate these earnings in the foreseeable future. For the same reason, the Company has not provided deferred U.S. tax on cumulative translation adjustments associated with these earnings.

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of June 30, 2018 and 2017, reserves provided for potential losses related to litigation matters were not material.

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

Class Action Matter

On December 18, 2015, a former individual customer filed a purported class action complaint against IB LLC, IBG, Inc., and Thomas Frank, PhD, the Company’s Executive Vice President and Chief Information Officer, in the U.S. District Court for the District of Connecticut. The complaint alleges that the purported class of IB LLC’s customers were harmed by alleged “flaws” in the computerized system used to close out (i.e., liquidate) positions in customer brokerage accounts that have margin deficiencies. The complaint seeks, among other things, undefined compensatory damages and declaratory and injunctive relief.

On September 28, 2016, the Court issued an order granting the Company’s motion to dismiss the complaint in its entirety, and without providing plaintiff leave to amend. On September 28, 2017, plaintiff appealed to the United States Court of Appeals for the Second Circuit and oral argument has been scheduled for September 7, 2018. The Company believes that the appeal, like the original

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

complaint, lacks merit. Further, even if the Court’s dismissal were to be overturned on appeal, the Company does not believe that a purported class action is appropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any particular customer’s margin-deficient account. IB LLC and the related defendants intend to continue to defend themselves vigorously against the case and, consistent with past practice in connection with this type of unwarranted action, any potential claims for counsel fees and expenses incurred in defending the case shall be fully pursued against the plaintiff.

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

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three months and six months ended June 30, 2018, and 2017, and total assets as of June 30, 2018 and December 31, 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net revenues
Electronic brokerage	$443	$334	$908	$648
Market making	22	23	43	31
Corporate	(20)	30	21	82
Total net revenues	$445	$387	$972	$761
Income before income taxes
Electronic brokerage	$283	$198	$574	$383
Market making	9	(24)	18	(46)
Corporate	(21)	30	19	80
Total income before income taxes	$271	$204	$611	$417

	June 30,	December 31,
	2018	2017

	(in millions)
Segment assets
Electronic brokerage	$58,355	$58,787
Market making	2,781	8,469
Corporate	(833)	(6,094)
Total assets	$60,303	$61,162

The Company operates its automated global business in the U.S. and international markets on more than 120 electronic exchanges and market centers. A significant portion of the Company’s net revenues are generated by subsidiaries operating outside the U.S. International operations are comprised of electronic brokerage and market making activities in 29 countries in Europe, Asia and the Americas (outside the U.S.). The following table presents total net revenues and income before income taxes by geographic area for the three months and six months ended June 30, 2018 and 2017. The geographic analysis presented below is based on the location of the subsidiaries in which the transactions are recorded. This geographic information does not reflect the way the Company’s business is managed.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net revenues
United States	$345	$316	$765	$619
International	100	71	207	142
Total net revenues	$445	$387	$972	$761
Income before income taxes
United States	$231	$186	$525	$381
International	40	18	86	36
Total income before income taxes	$271	$204	$611	$417

14. Regulatory Requirements

As of June 30, 2018, aggregate excess regulatory capital for all of the Operating Companies was $5.1 billion.

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

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$4,161	$465	$3,696
TH LLC	213	-	213
THE	617	92	525
Other regulated Operating Companies	813	161	652
	$5,804	$718	$5,086

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain Operating Companies are subject to other regulatory restrictions and requirements.

As of June 30, 2018,  all of the regulated Operating Companies were in compliance with their respective regulatory capital requirements.

15. Related Party Transactions

Receivable from affiliate, reported in other assets in the condensed consolidated statement of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the condensed consolidated statements of financial condition as of June 30, 2018 and December 31, 2017 were accounts receivable from directors, officers and their affiliates of $233 million and $250 million and payables of $974 million and $648 million, respectively. The Company may extend credit to these related parties in connection with margin and securities loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

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

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 17.8% of the membership interests of IBG LLC. The remaining approximately 82.2% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder, Chairman and Chief Executive Officer, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of June 30, 2018.

	IBG, Inc.	Holdings	Total
Ownership %	17.8%	82.2%	100.0%
Membership interests	73,544,946	340,229,444	413,774,390

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

We provide a host of analytical and business tools such as Investors’ MarketplaceSM, which allows wealth advisors to search for money managers and assign them to customer accounts based on their investment strategy. EmployeeTrackSM is widely used by compliance officers of financial institutions to streamline the process of tracking their employees’ brokerage activities. The Probability Lab® allows our customers to analyze option strategies under various market assumptions. Risk NavigatorSM is a real-time market risk management platform that allows our customers to measure risk exposure across multiple asset classes around the globe. Portfolio BuilderSM allows our customers to set up an investment strategy based on research and rankings from top research providers and fundamental data. IB Asset Management recruits registered financial advisors, vets them, analyzes their investment track records, groups them by their risk profile, and allows retail investors to assign their accounts to be traded by one or more advisors. In addition, our Greenwich Compliance affiliate offers direct expert registration and start-up compliance services, as well as answers to basic day-to-day compliance questions for experienced investors and traders looking to start their own investment advisor firms. Greenwich Compliance professionals have regulatory and industry experience, and they can help investment advisors trading on the IB platform meet their registration and compliance needs. Our Interactive Brokers Debit Mastercard® allows customers to spend and borrow directly against their account and to make purchases and ATM withdrawals anywhere Debit Mastercard® is accepted around the world. Our Insured Bank Deposit Sweep Program provides customers with up to $2,500,000 of FDIC insurance on their eligible cash balances in addition to the existing $250,000 SIPC coverage, for a maximum coverage of $2,750,000. We recently introduced Bill Pay which allows customers to make electronic or check payments to almost any company or individual in the United States. It can be configured for one-time or recurring payments and permits customers to schedule future payments.

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

Financial Overview

Second Quarter Results: Diluted earnings per share were $0.57 for the quarter ended June 30, 2018 (“current quarter”), compared to diluted earnings per share of $0.32 for the quarter ended June 30, 2017 (“prior year quarter”). The calculation of diluted earnings per share is detailed in Note 4 to the condensed consolidated financial statements, elsewhere in this report.

On a comprehensive basis, which includes other comprehensive income (“OCI”), diluted earnings per share were $0.39 for the current quarter, compared to diluted earnings per share of $0.41 for the prior year quarter.

In connection with our currency diversification strategy, we determine our net worth in GLOBALs, a basket of 14 major currencies in which we hold our equity. As a result, as of June 30, 2018, approximately 30% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy decreased our comprehensive earnings by $100 million (compared to an increase of $66 million in the prior year quarter), as the U.S. dollar value of the GLOBAL decreased by approximately 1.41%, compared to its value as of March 31, 2018. The effects of our currency diversification strategy are reported as (1) a component of other income in the condensed consolidated statement of comprehensive income and (2) OCI in the condensed consolidated statement of financial condition and the condensed consolidated statement of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Consolidated: For the current quarter, our net revenues were $445 million and income before income taxes was $271 million, compared to net revenues of $387 million and income before income taxes of $204 million in the prior year quarter. The increase in income before income taxes in the current quarter was mainly driven by a 45% increase in net interest income, a 16% increase in commissions and a 39% decrease in general and administrative expenses, partially offset by a 61% decrease in other income and a 5% increase in execution and clearing costs. Our pre-tax profit margin was 61%, compared to 53% for the prior year quarter.

Electronic Brokerage: For the current quarter, income before income taxes in our electronic brokerage segment  increased $85 million, or 43%, compared to the prior year quarter, driven by higher net interest income, commissions, and other income, partially offset by higher execution and clearing and general and administrative expenses. Net revenues increased 33%, mainly from a 47% increase in net interest income, driven by higher benchmark interest rates and higher average customer credit and margin loan balances; a 16% increase in commissions, primarily driven by higher customer trading volume in options and futures; and a 58% increase in other income led by higher net mark-to-market gains on our U.S. government securities portfolio and other investments, compared to the prior year quarter. Pre-tax profit margin was 64% for the current quarter, compared to 59% for the prior year quarter. Customer accounts grew 27% and customer equity increased 29% from June 30, 2017.  For the current quarter, total Daily Average Revenue Trades (“DARTs”) for cleared and execution‑only customers  increased 19% to 797 thousand, compared to 669 thousand for the prior year quarter.

Market Making: For the current quarter, income before income taxes in our market making segment increased $33 million to a gain of $9 million, compared to the prior year quarter during which we continued to wind down operations in this segment. The current quarter’s results reflect lower operating costs on the remaining operations and the non-recurrence of $22 million in one-time exit costs related to the wind-down of our options market making business recognized in the year-ago quarter. In the third quarter of 2017 we completed the transfer of our U.S. options market making business to Two Sigma Securities, LLC and by year-end we had exited the majority of our market making activities outside the U.S.  In addition, as a result of discontinuing our options market making activities, we expect that approximately $40 million in annual net expenses will be absorbed by the electronic brokerage segment. As of June 30, 2018, on a prospective basis, approximately 95% of the resources related to the $40 million in annual net expenses have been transferred to the electronic brokerage segment.

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

Six-Month Results: Diluted earnings per share were $1.20 for the six months ended June 30, 2018 (“current six month period”), compared to diluted earnings per share of $0.67 for the six months ended June 30, 2017 (“prior year six month period”). The calculation of diluted earnings per share is detailed in Note 4 to the condensed consolidated financial statements, elsewhere in this report.

On a comprehensive basis, which includes other comprehensive income (“OCI”), diluted earnings per share were $1.03 for the current six month period, compared to diluted earnings per share of $0.81 for the prior year six month period.

Consolidated: For the current six month period, our net revenues were $972 million and income before income taxes was $611 million, compared to net revenues of $761 million and income before income taxes of $417 million in the prior year six month period. The increase in income before income taxes in the current six month period was mainly driven by a 49% increase in net interest income and a 29% increase in commissions, partially offset by a 26% decrease in other income, a 12% increase in execution and clearing costs and an 8% increase in employee compensation and benefits expenses. Our pre-tax profit margin was 63%, compared to 55% for the prior year six month period.

Electronic Brokerage: For the current six month period, income before income taxes in our electronic brokerage segment increased $191 million, or 50%, compared to the prior year six month period, driven by higher net interest income, commissions and other income, partially offset by higher execution and clearing, general and administrative, and employee compensation and benefits expenses. Net revenues increased 40%, mainly from a 51% increase in net interest income, driven by higher benchmark interest rates and higher average customer credit and margin loan balances; a 29% increase in commissions, primarily driven by higher customer trading volume in options, futures and stocks; and a 49% increase in other income led by higher net mark-to-market gains on our U.S. government securities portfolio and other investments and higher risk exposure fee income and market data fee income, compared to the prior year six month period. Pre-tax profit margin was 63% for the current six month period, compared to 59% for the prior year six month period. Customer accounts grew 27% and customer equity increased 29% from June 30, 2017.  For the current six month period, total Daily Average Revenue Trades (“DARTs”) for cleared and execution‑only customers increased 31% to 866 thousand, compared to 663 thousand for the prior year six month period.

Market Making: For the current six month period, income before income taxes in our market making segment increased $64 million, to a gain of $18 million compared to the prior year six month period, primarily due to lower operating costs on the remaining operations and the non-recurrence of $23 million in one-time exit costs related to the wind-down of our options market making business recognized in the prior year six month period.

Trading Volumes and Brokerage Statistics

The following tables present historical trading volumes and brokerage statistics for our business. However, volumes are not the only drivers in our business.

TRADE VOLUMES:

(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2015	65,937		242,846		18,769		327,553		1,305
2016	64,038	(3%)	259,932	7%	16,515	(12%)	340,485	4%	1,354
2017	31,282	(51%)	265,501	2%	14,835	(10%)	311,618	(8%)	1,246

2Q2017	7,960		64,823		3,672		76,455		1,214
2Q2018	4,575	(43%)	78,026	20%	4,641	26%	87,242	14%	1,363

1Q2018	4,469		89,621		4,695		98,785		1,619
2Q2018	4,575	2%	78,026	(13%)	4,641	(1%)	87,242	(12%)	1,363

CONTRACT AND SHARE VOLUMES:

(in 000’s, except %)

TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2015	634,388		140,668		172,742,520
2016	572,834	(10%)	143,287	2%	155,439,227	(10%)
2017	395,885	(31%)	124,123	(13%)	220,247,921	42%

2Q2017	91,879		30,805		53,378,165
2Q2018	93,253	1%	36,693	19%	51,370,386	(4%)

1Q2018	115,438		43,449		68,380,398
2Q2018	93,253	(19%)	36,693	(16%)	51,370,386	(25%)

MARKET MAKING

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2015	335,406		14,975		15,376,076
2016	307,377	(8%)	14,205	(5%)	13,082,887	(15%)
2017	102,025	(67%)	5,696	(60%)	7,139,622	(45%)

2Q2017	19,831		1,143		1,620,275
2Q2018	11,813	(40%)	756	(34%)	2,442,203	51%

1Q2018	13,256		935		2,817,831
2Q2018	11,813	(11%)	756	(19%)	2,442,203	(13%)

(1)	Futures contract volume includes options on futures.

BROKERAGE TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2015	298,982		125,693		157,366,444
2016	265,457	(11%)	129,082	3%	142,356,340	(10%)
2017	293,860	11%	118,427	(8%)	213,108,299	50%

2Q2017	72,048		29,662		51,757,890
2Q2018	81,440	13%	35,937	21%	48,928,183	(5%)

1Q2018	102,182		42,514		65,562,567
2Q2018	81,440	(20%)	35,937	(15%)	48,928,183	(25%)

BROKERAGE CLEARED

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2015	244,356		124,206		153,443,988
2016	227,413	(7%)	128,021	3%	138,523,932	(10%)
2017	253,304	11%	116,858	(9%)	209,435,662	51%

2Q2017	62,342		29,255		50,807,138
2Q2018	71,873	15%	35,679	22%	47,840,126	(6%)

1Q2018	87,705		41,742		64,494,943
2Q2018	71,873	(18%)	35,679	(15%)	47,840,126	(26%)

(1)	Futures contract volume includes options on futures.

BROKERAGE STATISTICS:

(in 000’s, except % and where noted)

Year over Year	2Q2018	2Q2017	% Change
Total Accounts	542	428	27%
Customer Equity (in billions) (1)	$134.7	$104.8	29%

Cleared DARTs	739	621	19%
Total Customer DARTs	797	669	19%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$3.86	$4.00	(4%)
DART per Avg. Account (Annualized)	350	372	(6%)
Net Revenue per Avg. Account (Annualized)	$3,190	$3,141	2%

Consecutive Quarters	2Q2018	1Q2018	% Change
Total Accounts	542	517	5%
Customer Equity (in billions) (1)	$134.7	$129.2	4%

Cleared DARTs	739	876	(16%)
Total Customer DARTs	797	939	(15%)

Cleared Customers (in $'s, except DART per account)
Commission per DART	$3.86	$4.04	(4%)
DART per Avg. Account (Annualized)	350	439	(20%)
Net Revenue per Avg. Account (Annualized)	$3,190	$3,768	(15%)

(1)   Excludes non‑customers.

Business Environment

Despite the retreat of market volatility to lower levels after an unusually volatile first quarter of 2018, we regained our position as the largest U.S. electronic broker as measured by the number of customer revenue trades and increased our DARTs 19% from the prior year quarter. New customer account growth remained robust as total customer accounts increased 27% from the prior year quarter to 542 thousand. Institutional customers, such as hedge funds, mutual funds, introducing brokers, proprietary trading groups and financial advisors, comprised approximately 50% of total accounts and approximately 64% of total customer equity as of June 30, 2018. Our customer base is geographically diverse, with customers residing in over 200 countries and territories, and with over 50% of new customers coming from outside the U.S. Average equity per account increased 2% from the prior year quarter to $249 thousand, as we continued to attract larger customers that seek our superior technology and low costs as well as our securities finance services, including margin lending and short sale support.

Electronic brokerage net interest income grew 47%, compared to the prior year quarter. The Federal Reserve’s four increases in the Federal Funds target rate during the preceding twelve months, together with higher average customer credit and margin loan balances, generated significantly more net interest income than in the prior year quarter. Our low margin lending rates are tied to benchmark rates, such as the Federal Funds rate in the U.S. In the current quarter, our customers paid 2.0% to 3.4% for their U.S. dollar margin loans with us. Average customer credit balances rose 6% due to an inflow of new accounts, and average customer margin loan balances increased 35% from the prior year quarter due to customers’ appetite for increased leverage, along with expanded prime broker financing.

The following is a summary of the key profit drivers that affect our business and how they compared to the prior year quarter:

Global trading volumes. According to data received from exchanges worldwide, volumes in exchange‑listed equity‑based options increased by approximately 16% globally and 15% in the U.S. for the current quarter, compared to the prior year quarter. During the current quarter we accounted for approximately 4.2% (4.8% in the prior year quarter) of the exchange‑listed equity‑based options volume traded worldwide (including options on ETFs and stock index products), and approximately 6.3% (7.3% in the prior year quarter) of exchange‑listed equity‑based options volume traded in the U.S. This decrease was primarily due to exiting our options market making activities. It is important to note that this metric is not directly correlated with our profits. See tables on pages 42-43 of this Quarterly Report on Form 10-Q for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

Volatility. Based on the Chicago Board Options Exchange Volatility Index (“VIX®”), the average volatility increased to 15.4 in the current quarter, up 35% from the average of 11.4 in the prior year quarter, though down from the peak levels of the first quarter of 2018. Higher volatility improves our electronic brokerage performance because it generally results in higher trading volumes.

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

Currency fluctuations. As a global electronic broker and market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in proportion to a defined basket of 14 currencies we call the “GLOBAL” in order to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current quarter the value of the GLOBAL, as measured in U.S. dollars, decreased 1.41% compared to its value as of March 31, 2018, which had a negative impact on our comprehensive earnings for the current quarter.

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

•Additional consolidation among market centers may adversely affect the value of our SmartRoutingSM software.

•Benchmark interest rates have fluctuated over the past years due to economic conditions. Changes in interest rates may not be predictable.

•Price competition in commissions and other fees among broker-dealers may intensify.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except share and per share amounts)
Revenues
Commissions	$185	$160	$405	$314
Interest income	333	206	644	383
Trading gains	12	13	25	15
Other income	23	59	100	135
Total revenues	553	438	1,174	847
Interest expense	108	51	202	86
Total net revenues	445	387	972	761

Non-interest expenses
Execution and clearing	66	63	139	124
Employee compensation and benefits	68	66	138	128
Occupancy, depreciation and amortization	11	10	23	23
Communications	7	7	13	15
General and administrative	22	36	45	52
Customer bad debt	-	1	3	2
Total non-interest expenses	174	183	361	344
Income before income taxes	271	204	611	417
Income tax expense	13	17	34	35
Net income	258	187	577	382
Less net income attributable to noncontrolling interests	217	164	490	335
Net income available for common stockholders	$41	$23	$87	$47

Earnings per share
Basic	$0.57	$0.33	$1.21	$0.68
Diluted	$0.57	$0.32	$1.20	$0.67

Weighted average common shares outstanding
Basic	72,476,729	69,087,853	71,979,104	68,539,526
Diluted	73,329,496	70,063,427	72,923,743	69,613,567

Comprehensive income
Net income available for common stockholders	$41	$23	$87	$47
Other comprehensive income
Cumulative translation adjustment, before income taxes	(14)	6	(13)	10
Income taxes related to items of other comprehensive income	(1)	-	(1)	-
Other comprehensive income, net of tax	(13)	6	(12)	10
Comprehensive income available for common stockholders	$28	$29	$75	$57

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$217	$164	$490	$335
Other comprehensive income - cumulative translation adjustment	(65)	31	(58)	50
Comprehensive income attributable to noncontrolling interests	$152	$195	$432	$385

Three Months Ended June 30, 2018 (“current quarter”) compared to the Three Months Ended June 30, 2017 (“prior year quarter”)

Net Revenues

Total net revenues, for the current quarter,  increased $58 million, or 15%, compared to the prior year quarter, to $445 million. The increase in net revenues was primarily due to higher net interest income and commissions.

Commissions

Commissions, for the current quarter, increased $25 million,  or 16%,  compared to the prior year quarter, to $185 million, driven by higher customer trading volumes in options and futures, partially offset by lower average commission per customer order. Total customer options and futures contract volumes increased 13% and 21%, respectively, while stock share volumes decreased 5%, compared to the prior year quarter. Total DARTs for cleared and execution-only customers, for the current quarter, increased 19% to 797 thousand, compared to 669 thousand for the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current quarter, increased 19% to 739 thousand, compared to 621 thousand for the prior year quarter. Average commission per DART for cleared customers, for the current quarter,  decreased by 4% to $3.86, compared to $4.00 for the prior year quarter, reflecting smaller average order sizes across all products.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current quarter, increased $70 million, or 45%,  compared to the prior year quarter, to $225 million. The increase in net interest income was driven by higher average customer credit and margin loan balances and higher benchmark interest rates.

Net interest income on customer balances, for the current quarter, increased $63 million, compared to the prior year quarter, driven by a $2.6 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, a $7.7 billion increase in average customer margin loans, and a 0.79% increase in the average Federal Funds effective rate to 1.74%, compared to the prior year quarter. As a result of the increases in the Federal Funds effective rate, interest expense on customer credit balances denominated in U.S. dollars increased from the prior year quarter, in part, as we passed along more interest to our customers. The increase in benchmark rates also drove higher interest income earned on the investment of customer segregated cash and on margin lending to customers.

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

In the current quarter, average securities borrowed decreased 18%, to $3.3 billion and average securities loaned increased 10%, to $4.0 billion, compared to the prior year quarter.  Securities borrowed and loaned balances were both impacted by reduced activity in the market making segment. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers and in our market making business. During the current quarter, net fees earned from securities lending transactions decreased $1 million, or 3%, compared to the prior year quarter due to fewer opportunities to borrow and lend “hard-to-borrow” (i.e., high fee rate) shares.  It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

The following table presents net interest income information corresponding to interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017

	(in millions)
Average interest-earning assets
Segregated cash and securities	$19,512	$24,063
Customer margin loans	29,839	22,134
Securities borrowed	3,327	4,062
Other interest-earning assets	4,020	2,681
FDIC sweeps (1)	1,186	61
	$57,884	$53,001

Average interest-bearing liabilities
Customer credit balances	$47,390	$44,791
Securities loaned	4,013	3,653
	$51,403	$48,444

Net Interest income
Segregated cash and securities, net (2)	$$75	$47
Customer margin loans (3)	164	89
Securities borrowed and loaned, net	36	37
Customer credit balances, net (2)/(3)	(63)	(23)
Other net interest income (1)(4)	20	5
Net interest income	$232	$155

Net interest margin ("NIM")	1.61%	1.17%

Annualized Yields
Segregated cash and securities	1.54%	0.78%
Customer margin loans	2.20%	1.61%
Customer credit balances	0.53%	0.21%

(1)

Represents the average amount of customer cash swept into FDIC-insured banks primarily as part of our Insured Bank Deposit Sweep Program. This item is not recorded in the Company's consolidated statement of financial condition. Income derived from program deposits is reported in other net interest income in the table above.

(2)

We have recategorized components of net interest income related to currencies with negative interest rates for prior periods, which amounts have been adjusted to conform to the current period presentation. For the quarter ended June 30, 2017, $4 million has been recategorized from net interest income on “segregated cash and securities, net” to “customer credit balances, net”.

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

Trading Gains

Trading gains, for the current quarter, decreased $1 million, or 8%, compared to the prior year quarter, to $12 million, on the remaining market making operations.  Reflecting the wind-down of our options market making activities, our market making operations executed 4.6 million trades compared to 8.0 million trades executed in the prior year quarter.  In addition, market making options and futures contract volumes decreased 40% and 34%, respectively, while stock share volumes increased 51%, compared to the prior year quarter, mainly due to low-priced stocks traded in Hong Kong.

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

Other Income

Other income, for the current quarter,  decreased $36 million, or 61%, compared to the prior year quarter, to $23 million, mainly driven by a $50 million decrease in gains from our currency diversification strategy (a loss of $21 million for the current quarter, compared to a gain of $29 million in the prior year quarter), partially offset by a $6 million higher net mark-to-market gain on our U.S. government securities portfolio (a gain of $3 million for the current quarter, compared to a loss of $3 million in the prior year quarter), a $4 million higher net gain from other investments, and increases in FDIC sweep fee income and market data fee income. In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity. A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Non‑Interest Expenses

Non-interest expenses, for the current quarter, decreased $9 million, or 5%,  compared to the prior year quarter, to $174 million,  mainly due to a $14 million decrease in general and administrative expenses and a $1 million decrease in customer bad debt, partially offset by a $3 million increase in execution and clearing expenses, a $2 million increase in employee compensation and benefits, and a $1 million increase in occupancy expenses compared to the prior year quarter. As a percentage of total net revenues, non-interest expenses were 39% for the current quarter and 47% for the prior year quarter.

Execution and Clearing

Execution and clearing expenses, for the current quarter, increased $3 million, or 5%, compared to the prior year quarter, to $66 million, driven by higher electronic brokerage segment trade volumes, where customer options and futures contract volumes increased 13% and 21%, respectively. This was partially offset by the wind-down of our market making operations, which resulted in substantially lower options and futures contract volume.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current quarter, increased $2 million, or 3%, compared to the prior year quarter, to $68 million, mainly due to increases in employee incentive compensation accruals in the current quarter, compared to the prior year quarter, and a 9% increase in the number of employees to 1,310, for the current quarter, compared to 1,206 for the prior year quarter. Within the operating business segments, we continued to add staff in customer service, legal and compliance, and software development to support electronic brokerage and to reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 15% for the current quarter and 17% for the prior year quarter.

General and Administrative

General and administrative expenses, for the current quarter, decreased $14 million, or 39%,  compared to the prior year quarter, to $22 million, mainly due to the non-recurrence of $22 million in one-time exit costs related to the wind-down of our options market making business recognized in the prior year quarter, partially offset by higher professional services fees and expenses related to legal and regulatory matters. As a percentage of total net revenues, general and administrative expenses were 5% for the current quarter and 9% for the prior year quarter.

Customer Bad Debt

Customer bad debt expense was immaterial, for the current quarter, decreasing $1 million compared to the prior year quarter.

Income Tax Expense

Income tax expense, for the current quarter, decreased $4 million, or 24%, to $13 million, compared to the prior year quarter, primarily due to the effects of the Tax Cuts and Jobs Act (the “Tax Act”) which reduced the corporate income tax rate from 35% to 21% and due to a higher tax deduction related to the annual vesting of awards in our employee Stock Incentive Plan, compared to the prior year quarter. See Note 11 to the condensed consolidated financial statements, in Part 1, included elsewhere in this report.

The following table presents information about our income tax expense for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,
	2018	2017

	(in millions)
Consolidated
Consolidated income before income taxes	$271	$204
IBG, Inc. stand-alone income before income taxes	-	(1)
Operating Companies income before income taxes	$271	$205

Operating Companies
Income before income taxes	$271	$205
Income tax expense	8	7
Net income available to members	$263	$198

IBG, Inc.
Average ownership percentage in IBG LLC	17.6%	16.9%
Net income available to IBG, Inc. from Operating Companies	$46	$33
IBG, Inc. stand-alone income before income taxes	-	-
Income before income taxes	46	33
Income tax expense	5	10
Net income available to common stockholders	$41	$23

Consolidated income tax expense
Income tax expense attributable to Operating Companies	$8	$7
Income tax expense attributable IBG, Inc.	5	10
Consolidated income tax expense	$13	$17

Operating Results

Income before income taxes, for the current quarter, increased $67 million, or 33%, to $271 million, compared to the prior year quarter.  Pretax profit margin was 61% for the current quarter, up from 53% in the prior year quarter.

Our operating results, for the current quarter, excluding the effects of our currency diversification strategy, the net mark-to-market gains and losses from our U.S. government securities portfolio, and the one-time exit costs related to the wind-down of our options market making business, compared to the prior year quarter, were as follows: net revenues were $463 million, up 28%; income before income taxes was $289 million, up 45%; and pre-tax profit margin increased to 62% for the current quarter, from 55% for the prior year quarter.

Six Months Ended June 30, 2018 (“current six month period”) compared to the Six Months Ended June 30, 2017 (“prior year six month period”)

Net Revenues

Total net revenues, for the current six month period,  increased $211 million, or 28%, compared to the prior year six month period, to $972 million. The increase in net revenues was primarily due to higher net interest income, commissions and trading gains.

Commissions

Commissions, for the current six month period, increased $91 million,  or 29%,  compared to the prior year six month period, to $405 million, driven by higher customer trading volumes in futures, options and stocks. Total customer options and futures contract and stock share volumes increased 30%, 36% and 11%, respectively, compared to the prior year six month period. Total DARTs for cleared and execution-only customers, for the current six month period, increased 31% to 866 thousand, compared to 663 thousand for the prior year six month period. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current six month period, increased 31% to 806 thousand, compared to 615 thousand for the prior year six month period. Average commission per DART for cleared customers, for the current six month period,  decreased by 1% to $3.96, compared to $4.01 for the prior year six month period, reflecting smaller average order sizes in stocks and futures.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current six month period, increased $145 million, or 49%,  compared to the prior year six month period, to $442 million. The increase in net interest income was driven by higher average customer credit and margin loan balances and higher benchmark interest rates.

Net interest income on customer balances, for the current six month period, increased $122 million, compared to the prior year six month period, driven by a $3.8 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, an $8.7 billion increase in average customer margin loans, and a 0.77% increase in the average Federal Funds effective rate to 1.59%, compared to the prior year six month period. As a result of the increases in the Federal Funds effective rate, interest expense on customer credit balances denominated in U.S. dollars increased from the prior year six month period, in part, as we passed along more interest to our customers. The increase in benchmark rates also drove higher interest income earned on the investment of customer segregated cash and on margin lending to customers.

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

In the current six month period, average securities borrowed decreased 21%, to $3.2 billion and average securities loaned increased 15%, to $4.2 billion, compared to the prior year six month period.  Securities borrowed and loaned balances were both impacted by reduced activity in the market making segment. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers and in our market making business. During the current six month period, net fees earned from securities lending transactions increased $13 million, or 19%, compared to the prior year six month period.  The increase in net interest income from securities lending transactions was attributable to the electronic brokerage segment. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

The following table presents net interest income information corresponding to interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017

	(in millions)
Average interest-earning assets
Segregated cash and securities	$20,248	$24,298
Customer margin loans	29,658	20,924
Securities borrowed	3,202	4,031
Other interest-earning assets	4,079	2,512
	973	47
	$58,160	$51,812

Average interest-bearing liabilities
Customer credit balances	$47,657	$43,903
Securities loaned	4,178	3,632
	$51,835	$47,535

Net Interest income
Segregated cash and securities, net	$149	$86
Customer margin loans	303	164
Securities borrowed and loaned, net	83	70
Customer credit balances	(112)	(32)
Other net interest income (1)	31	9
Net interest income	$454	$297

Net interest margin ("NIM")	1.57%	1.16%

Annualized Yields
Segregated cash and securities	1.48%	0.71%
Customer margin loans	2.06%	1.58%
Customer credit balances	0.47%	0.15%

(1)

Represents the average amount of customer cash swept into FDIC-insured banks primarily as part of our Insured Bank Deposit Sweep Program. This item is not recorded in the Company's consolidated statement of financial condition. Income derived from program deposits is reported in other net interest income in the table above.

(2)

We have recategorized components of net interest income related to currencies with negative interest rates for prior periods, which amounts have been adjusted to conform to the current period presentation. For the six month period ended June 30, 2017, $8 million has been recategorized from net interest income on “segregated cash and securities, net” to “customer credit balances, net”.

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

Trading Gains

Trading gains, for the current six month period, increased $10 million, or 67%, compared to the prior year six month period, to $25 million, on the remaining market making operations.  Reflecting the wind-down of our options market making activities, our market making operations executed 9.0 million trades compared to 20.2 million trades executed in the prior year six month period.  In addition, market making options and futures contract volumes decreased 65% and 54%, respectively, while stock share volumes increased 47%, compared to the prior year six month period, mainly due to low-priced stocks traded in Hong Kong.

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

Other Income

Other income, for the current six month period,  decreased $35 million, or 26%, compared to the prior year six month period, to $100 million, mainly driven by a $61 million decrease in gains from our currency diversification strategy (a gain of $17 million for the current six month period, compared to a gain of $78 million in the prior year six month period), partially offset by a $4 million higher net mark-to-market gain on our U.S. government securities portfolio (a gain of less than $1 million for the current six month period, compared to a loss of $4 million in the prior year six month period), an $8 million higher net gain from other investments, and increases in FDIC sweep fee income, risk exposure fee income, market data fee income, consulting fee income, and order flow income, compared to the prior year six month period. In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity. A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Non‑Interest Expenses

Non-interest expenses, for the current six month period, increased $17 million, or 5%,  compared to the prior year six month period, to $361 million,  mainly due to a $15 million increase in execution and clearing expenses and a $10 million increase in employee compensation and benefits, partially offset by a $7 million decrease in general and administrative expenses and a $2 million decrease in communications expense, compared to the prior year six month period. As a percentage of total net revenues, non-interest expenses were 37% for the current six month period and 45% for the prior year six month period.

Execution and Clearing

Execution and clearing expenses, for the current six month period, increased $15 million, or 12%, compared to the prior year six month period, to $139 million, driven by higher electronic brokerage segment trade volumes, where customer options and futures contract and stock share volumes increased 30%, 36% and 11%, respectively. This was partially offset by the wind-down of our market making operations, which resulted in substantially lower options and futures contract volume.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current six month period, increased $10 million, or 8%, compared to the prior year six month period, to $138 million, mainly due to increases in employee incentive compensation accruals in the current six month period, compared to the prior year six month period, and a 9% increase in the number of employees to 1,310, for the current six month period-end, compared to 1,206 for the prior year six month period-end. Within the operating business segments, we continued to add staff in customer service, legal and compliance, and software development to support electronic brokerage and to reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 14% for the current six month period and 17% for the prior year six month period.

General and Administrative

General and administrative expenses, for the current six month period, decreased $7 million, or 13%,  compared to the prior year six month period, to $45 million, mainly due to the non-recurrence of $23 million in one-time exit costs related to the wind-down of our options market making business recognized in the prior year six month period, partially offset by higher professional services fees and expenses related to legal and regulatory matters. As a percentage of total net revenues, general and administrative expenses were 5% for the current six month period and 7% the prior year six month period.

Customer Bad Debt

Customer bad debt expense, for the current six month period, increased $1 million compared to the prior year six month period, to $3 million.

Income Tax Expense

Income tax expense, for the current six month period, decreased $1 million, or 3%, to $34 million, compared to the prior year six month period, primarily due to the effects of the Tax Cuts and Jobs Act (the “Tax Act”) which reduced the corporate income tax rate from 35% to 21%. See Note 11 to the condensed consolidated financial statements, in Part 1, included elsewhere in this report.

The following table presents information about our income tax expense for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	2018	2017

	(in millions)
Consolidated
Consolidated income before income taxes	$611	$417
IBG, Inc. stand-alone income before income taxes	(1)	(1)
Operating Companies income before income taxes	$612	$418

Operating Companies
Income before income taxes	$612	$418
Income tax expense	18	15
Net income available to members	$594	$403

IBG, Inc.
Average ownership percentage in IBG LLC	17.5%	16.7%
Net income available to IBG, Inc. from Operating Companies	$104	$67
IBG, Inc. stand-alone income before income taxes	(1)	-
Income before income taxes	103	67
Income tax expense	16	20
Net income available to common stockholders	$87	$47

Consolidated income tax expense
Income tax expense attributable to Operating Companies	$18	$15
Income tax expense attributable IBG, Inc.	16	20
Consolidated income tax expense	$34	$35

Operating Results

Income before income taxes, for the current six month period, increased $194 million, or 47%, to $611 million, compared to the prior year six month period. Pretax profit margin was 63% for the current six month period, up from 55% in the prior six month period.

Our operating results, for the current six month period, excluding the effects of our currency diversification strategy, the net mark-to-market gains and losses from our U.S. government securities portfolio, and the one-time exit costs related to the wind-down of our options market making business, compared to the prior year six month period, were as follows: net revenues were $955 million, up 39%; income before income taxes was $594 million, up 62%; and pre-tax profit margin increased to 62% for the current six month period, from 53% for the prior year six month period.

Business Segments

The following table sets forth the net revenues, non-interest expenses and income before income taxes for our business segments:

		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017

		(in millions)
Electronic Brokerage	Net revenues	$443	$334	$908	$648
	Non-interest expenses	160	136	334	265
	Income before income taxes	$283	$198	$574	$383

	Pre-tax profit margin	64%	59%	63%	59%

Market Making	Net revenues	$22	$23	$43	$31
	Non-interest expenses	13	47	25	77
	Income (loss) before income taxes	$9	$(24)	$18	$(46)

	Pre-tax profit (loss) margin	41%	(104%)	42%	(148%)

Corporate(1)	Net revenues	$(20)	$30	$21	$82
	Non-interest expenses	1	-	2	2
	Income before income taxes	$(21)	$30	$19	$80

Total	Net revenues	$445	$387	$972	$761
	Non-interest expenses	174	183	361	344
	Income before income taxes	$271	$204	$611	$417

	Pre-tax profit margin	61%	53%	63%	55%

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

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in millions)
Revenues
Commissions	$185	$160	$405	$314
Interest income	333	186	639	343
Other income	41	26	76	51
Total revenues	559	372	1,120	708
Interest expense	116	38	212	60
Total net revenues	443	334	908	648

Non-interest expenses
Execution and clearing	63	54	131	103
Employee compensation and benefits	33	31	66	60
Occupancy, depreciation and amortization	4	5	9	9
Communications	4	4	8	8
General and administrative	56	41	117	83
Customer bad debt	-	1	3	2
Total non-interest expenses	160	136	334	265

Income before income taxes	$283	$198	$574	$383
Three Months Ended June 30,  2018 (“current quarter”) compared to the Three Months Ended June 30,  2017 (“prior year quarter”)

Electronic brokerage total net revenues, for the current quarter,  increased $109 million, or 33%,  compared to the prior year quarter, to $443 million, due to higher net interest income, commissions and other income.

Commissions, for the current quarter, increased $25 million,  or 16%,  compared to the prior year quarter, to $185 million, driven by higher customer trading volumes in options and futures, partially offset by lower average commission per customer order. Total customer options and futures contract volumes increased 13% and 21%, respectively, while stock share volumes decreased 5%, compared to the prior year quarter. Total DARTs for cleared and execution-only customers, for the current quarter, increased 19% to 797 thousand, compared to 669 thousand for the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current quarter, increased 19% to 739 thousand, compared to 621 thousand for the prior year quarter. Average commission per DART for cleared customers, for the current quarter,  decreased by 4% to $3.86, compared to $4.00 for the prior year quarter, reflecting smaller average order sizes across all products.

Net interest income, for the current quarter,  increased $69 million, or 47%, compared to the prior year quarter, to $217 million, driven by a $2.6 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, a $7.7 billion increase in average customer margin loans, and a 0.79% increase in the average Federal Funds effective rate to 1.74%, compared to the prior year quarter. As a result of the increases in the Federal Funds effective rate, interest expense on customer credit balances denominated in U.S. dollars increased from the prior year quarter, in part, as we passed along more interest to our customers. The increase in benchmark rates also drove higher interest income earned on the investment of customer segregated cash and on margin lending to customers.

Other income, for the current quarter,  increased $15 million, or 58%, compared to the prior year quarter, to $41 million, mainly driven by a $6 million higher net mark-to-market gain on our U.S. government securities portfolio (a gain of $3 million for the current quarter, compared to a loss of $3 million in the prior year quarter), a $4 million higher net gains from other investments, and increases in FDIC sweep fee income and market data fee income. In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity.

Non-interest expenses, for the current quarter,  increased $24 million, or 18%,  compared to the prior year quarter, to $160 million. Within non-interest expenses, execution and clearing expenses increased $9 million, or 17%, driven by higher customer trading volumes in options and futures, which increased 13% and 21%, respectively, compared to the prior year quarter. A 17% increase in the number of employees providing services to the electronic brokerage segment led to increased employee compensation and benefits expenses of $2 million, or 6%, and increased general and administrative expenses of $15 million, both of which, in part, reflect a redeployment of staff from market making to electronic brokerage activities, which accounted for $9 million of this increase. In addition, general and administrative expenses for the current quarter include higher professional services fees and expenses related to legal and regulatory matters, compared to the prior year quarter. As a percentage of total net revenues, non-interest expenses were 36% for the current quarter and 41% for the prior year quarter.

Income before income taxes, for the current quarter,  increased $85 million, or 43%,  compared to the prior year quarter, to $283 million. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 64% for the current quarter and 59% for the prior year quarter.

Electronic brokerage operating results, for the current quarter, excluding the net mark-to-market gains and losses on our U.S. government securities portfolio, compared to the prior year quarter, were as follows: net revenues were $440 million, up 31%; income before income taxes was $280 million, up 39%; and pre-tax profit margin increased to 64% for the current quarter from 60% for the prior year quarter.

Six Months Ended June 30,  2018 (“current  six month period”) compared to the Six Months Ended June 30,  2017 (“prior year six month period”)

Electronic brokerage total net revenues, for the current six month period,  increased $260 million, or 40%,  compared to the prior year six month period, to $908 million, due to higher net interest income, commissions and other income.

Commissions, for the current six month period,  increased $91 million, or 29%, compared to the prior year six month period, to $405 million, driven by higher customer trading volumes in options, futures and stocks and continued customer account growth. Cleared customer options and futures contract and stock share volumes increased 30%, 36% and 11%, respectively, compared to the prior year six month period. Total DARTs for cleared and execution-only customers, for the current six month period,  increased 31% to 866 thousand, compared to 663 thousand for the prior year six month period. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current six month period,  increased 31% to 806 thousand, compared to 615 thousand for the prior year six month period. Average commission per DART for cleared customers, for the current six month period,  decreased 1% to $3.96, compared to $4.01 for the prior year six month period, reflecting smaller average order sizes in stocks and futures.

Net interest income, for the current six month period,  increased $144 million, or 51%, compared to the prior year six month period, to $427 million, driven by a $3.8 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, a $8.7 billion increase in average customer margin loans, and a 0.77% increase in the average Federal Funds effective rate to 1.59%, compared to the prior year six month period. As a result of the increases in the Federal Funds effective rate, interest expense on customer credit balances denominated in U.S. dollars increased from the prior year six month period, in part, as we passed along more interest to our customers. The increase in benchmark rates also drove higher interest income earned on the investment of customer segregated cash and on margin lending to customers.

Other income, for the current six month period,  increased $25 million, or 49%, compared to the prior year six month period, to $76 million, mainly driven by a $4 million higher net mark-to-market gain on our U.S. government securities portfolio (a gain of less than $1 million for the current six month period, compared to a loss of $4 million in the prior year six month period), a $6 million higher net gain from other investments, and increases in FDIC sweep fee income, risk exposure fee income, market data fee income, and order flow income, compared to the prior year six month period. In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity.

Non-interest expenses, for the current six month period,  increased $69 million, or 26%,  compared to the prior year six month period, to $334 million. Within non-interest expenses, execution and clearing expenses increased $28 million, or 27%, driven by higher customer trading volumes in options, futures and stocks, which increased 30%, 36% and 11%, respectively, compared to the prior year six month period. A  17% increase in the number of employees providing services to the electronic brokerage segment led to increased employee compensation and benefits expenses of $6 million, or 10%, and increased general and administrative expenses of $34 million, both of which, in part, reflect a redeployment of staff from market making to electronic brokerage activities, which accounted for $21 million of this increase. In addition, general and administrative expenses for the current six month period include higher professional services fees and expenses related to legal and regulatory matters, compared to the prior year six month period. As a percentage of total net revenues, non-interest expenses were 37% for the current six month period and 41% for the prior year six month period.

Income before income taxes, for the current six month period,  increased $191 million, or 50%,  compared to the prior year six month period, to $574 million. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 63% for the current six month period and 59% for the prior year six month period.

Electronic brokerage operating results, for the current six month period, excluding the net mark-to-market gains and losses from our U.S. government securities portfolio, compared to the prior year six month period, were as follows: net revenues were $870 million, up 33%; income before income taxes was $536 million, up 39%; and pre-tax profit margin increased to 62% for the current six month period from 59% for the prior year six month period.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in millions)
Revenues
Interest income	$11	$21	$25	$42
Trading gains	12	13	25	15
Other income	3	3	5	3
Total revenues	26	37	55	60
Interest expense	4	14	12	29
Total net revenues	22	23	43	31

Non-interest expenses
Execution and clearing	4	9	9	22
Employee compensation and benefits	4	7	7	13
Occupancy, depreciation and amortization	-	1	-	2
Communications	-	2	-	4
General and administrative	5	28	9	36
Total non-interest expenses	13	47	25	77

Income (loss) before income taxes	$9	$(24)	$18	$(46)

Three Months Ended June 30,  2018 (“current quarter”) compared to the Three Months Ended June 30,  2017 (“prior year quarter”)

As previously described, in early 2017 we started the process of winding down our options market making operations and the market making results described below were impacted by such pull-back.

Market making total net revenues, for the current quarter, decreased $1 million, or 4%, compared to the prior year quarter, to $22 million, primarily due to lower trading gains.

Trading gains, for the current quarter, decreased $1 million, or 8%, compared to the prior year quarter, to $12 million. Net interest income was $7 million for the both the current quarter and prior year quarter. Other income was $3 million for both the current quarter and the prior year quarter.

Non-interest expenses, for the current quarter, decreased $34 million, or 72%, compared to the prior year quarter, to $13 million. Within non-interest expenses, execution and clearing fees decreased $5 million, or 56%, on lower trading volumes in options and futures. Employee compensation and benefits expenses decreased $3 million, or 43%, and general and administrative expenses decreased $23 million, or 82%, due to the non-recurrence of $22 million in one-time exit costs related to the wind-down of our options market making business recognized in the prior year quarter. As a percentage of total net revenues, non-interest expenses were 59% for the current quarter and 204% for the prior year quarter. Income before income taxes, for the current quarter, increased $33 million, or 138%, compared to the prior year quarter, to $9 million.

Six Months Ended June 30,  2018 (“current six month period”) compared to the Six Months Ended June 30,  2017 (“prior year six month period”)

As previously described, in early 2017 we started the process of winding down our options market making operations and the market making results described below were impacted by such pull-back.

Market making total net revenues, for the current six month period, increased $12 million, or 39%, compared to the prior year six month period, to $43 million, primarily due to higher trading gains.

Trading gains, for the current six month period, increased $10 million, or 67%, compared to the prior year six month period, to $25 million, reflecting favorable conditions in the few select markets in which we continue to operate. Net interest income was $13 million for both the current six month period and prior year six month period. Other income, for the current six month period, increased $2 million, compared to the prior year six month period, to $5 million.

Non-interest expenses, for the current six month period, decreased $52 million, or 68%, compared to the prior year six month period, to $25 million. Within non-interest expenses, execution and clearing fees decreased $13 million, or 59%, on lower trading volumes in options and futures. Employee compensation and benefits expenses decreased $6 million, or 46%, and general and administrative expenses decreased $27 million, or 75%, primarily due to the non-recurrence of $23 million in one-time exit costs related to the wind-down of our options market making business recognized in the prior six month period. As a percentage of total net revenues, non-interest expenses were 58% for the current six month period and 248% for the prior year six month period. Income before income taxes, for the current six month period, increased $64 million, compared to the prior year six month period, to $18 million.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of cash, investments of customer funds, collateralized receivables arising from customer‑related and proprietary securities transactions, and exchange‑listed marketable securities,  which are marked‑to‑market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed, and, to a lesser extent, receivables from clearing houses for settlement of securities transactions, and securities purchased under agreements to resell. As of June 30,  2018, total assets were $60.3 billion of which approximately $60.0 billion, or 99.5% were considered liquid.

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

Liability balances, as of June 30, 2018, in connection with our payables to customers, securities loaned and short-term borrowings were higher than their respective average monthly balances during the current quarter.

Cash and cash equivalents held by our non‑U.S. operating companies as of June 30,  2018 were $646 million ($590 million as of December 31, 2017). These funds are primarily intended to finance each individual operating company’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. As of June 30, 2018, we had no intention to repatriate further amounts from non‑U.S. operating companies, except from the subsidiaries being liquidated due to the wind-down of our options market making operations.  With the enactment of the Tax Act, we recognized a $62 million liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries for the year ended December 31, 2017. As a result, in the event dividends were to be paid to the Company in the future by a non‑U.S. operating company, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 8% to $6.7 billion as of June 30, 2018 from $6.2 billion as of June 30,  2017. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(in millions)
Net cash provided by operating activities	$2,132	$1,586
Net cash used in investing activities	(36)	(10)
Net cash used in financing activities	(119)	(161)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(70)	61
Increase in cash, cash equivalents, and restricted cash	$1,907	$1,476

Our cash flows from operating activities are largely a reflection of the changes in customer credit and margin loan balances in our electronic brokerage business, and of the size and composition of the remaining trading positions held by our market making subsidiaries. Our cash flows from investing activities are primarily related to other investments, capitalized internal software development, purchases and sales of memberships at exchanges where we trade, and strategic investments where such investments may enable us to offer better execution alternatives to our current and prospective customers, or where we can influence exchanges to provide competing products at better prices using sophisticated technology. Our cash flows from financing activities are comprised of short‑term borrowings and capital transactions. Short‑term borrowings from banks are part of our daily cash management in support of operating activities. Capital transactions consist primarily of quarterly dividends paid to common stockholders and related distributions paid to Holdings.

Six Months Ended June 30, 2018: Our cash, cash equivalents, and restricted cash increased by $1,907 million to $10.2 billion for the six months ended June 30, 2018. We raised $2,132 million in net cash from operating activities. We used net cash of $155 million in our investing and financing activities, primarily for distributions to noncontrolling interests, dividends paid to our common stockholders, and payments made under the Tax Receivable Agreement, partially offset by higher short term borrowings. Investing activities mainly consisted of a strategic investment and purchases of property, equipment and intangible assets.

Six Months Ended June 30, 2017: Our cash, cash equivalents, and restricted cash increased by $1,476 million to $9.0 billion for the six months ended June 30, 2017. We raised $1,586 million in net cash from operating activities. We used net cash of $171 million in our investing and financing activities, primarily or repayment of short-term borrowing, distributions to noncontrolling interests and dividends paid to our common stockholders.

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

As of June 30,  2018, aggregate excess regulatory capital for all of the operating companies was $5.1 billion, and all of the operating companies were in compliance with their respective regulatory capital requirements.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$4,161	$465	$3,696
TH LLC	213	-	213
THE	617	92	525
Other regulated Operating Companies	813	161	652
	$5,804	$718	$5,086

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were approximately $15 million and $10 million for the six months ended June 30,  2018 and 2017, respectively. In the future, we plan to meet capital expenditure needs,  with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

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

Strategic Investments and Acquisitions

We regularly evaluate potential strategic investments and acquisitions. We hold strategic investments in electronic trading exchanges including: BOX Options Exchange, LLC and OneChicago LLC. In addition, in June 2018, we a strategic investment in Tiger Brokers, an online stock brokerage established for Chinese retail and institutional clients.

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own.

As of June 30,  2018, there were no other definitive agreements with respect to any material acquisition.

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

We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and as such, consolidate IBG LLC’s financial results into our financial statements. We hold approximately 17.8%

ownership interest in IBG LLC. Holdings is owned by the original members of IBG LLC and holds approximately 82.2% ownership interest in IBG LLC. Our current share of IBG LLC’s net income is approximately 17.8%.

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

We have been from time to time subject to certain pending and legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred. As of June 30,  2018, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period. As of June 30,  2018 and December 31, 2017, reserves provided for potential losses related to litigation matters were not material.

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

Recently Issued Accounting Pronouncements

Following is a summary of recently issued FASB Accounting Standards Updates (“ASUs”) that have affected or may affect our condensed consolidated financial statements:

	Affects	Status

ASU 2016-02	Leases (Topic 842): Requires the recognition of a right-of-use asset and a lease liability for leases previously classified as operating lease in the statements of financial condition.	Effective for fiscal years beginning after December 15, 2018.
ASU 2016-13	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.	Effective for fiscal years beginning after December 15, 2019.
ASU 2017-04	Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.	Effective for fiscal years beginning after December 15, 2019.
ASU 2017-08	Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Amending the amortization period for certain purchased callable debt securities held at a premium.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
ASU 2017-11

Earnings Per Share (Topic 260)
Distinguishing Liabilities from Equity (Topic 480)
Derivatives and Hedging (Topic 815): changing the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features.

Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
ASU 2017-12	Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
ASU 2018-02	Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.	Effective for fiscal years and first interim periods beginning after December 15, 2018.
ASU 2018-03	Technical Correction and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.	Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018.
ASU 2018-07	Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
ASU 2018-08	Not for Profit Entities (Topic 958) and Other Expenses - Contributions (Topic 720): Clarifying the Scope and the Accounting for Contributions Received and Contributions Made.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

Adoption of the ASUs that became effective during 2017 and 2018, prior to the issuance of the Company’s condensed consolidated financial statements, had no material effect on these financial statements, except as described in the notes to condensed consolidated financial statements in Item 1 elsewhere in this document.

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

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL increased from $ 0.971 to $ 0.972, or 0.01%,  as of June 30, 2018 compared to June 30, 2017. As of June 30,  2018, approximately 30% of our equity was denominated in currencies other than the U.S. dollar.

The table below shows a comparison of the U.S. dollar equivalent of the GLOBAL as of June 30,  2018 and 2017.

		As of 6/30/2017				As of 6/30/2018
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.68	1.0000	0.680	70.0%	$4,333	1.0000	0.680	70.0%	$4,689	0.0%
EUR	0.09	1.1426	0.103	10.6%	655	1.1685	0.105	10.8%	725	0.2%
JPY	4.41	0.0089	0.039	4.0%	250	0.0090	0.040	4.1%	275	0.1%
GBP	0.02	1.3026	0.026	2.7%	166	1.3209	0.026	2.7%	182	0.0%
HKD	0.14	0.1281	0.018	1.8%	114	0.1275	0.018	1.8%	123	0.0%
INR	1.10	0.0155	0.017	1.8%	108	0.0146	0.016	1.7%	111	-0.1%
CHF	0.02	1.0434	0.021	2.1%	133	1.0093	0.020	2.1%	139	0.0%
CAD	0.02	0.7714	0.015	1.6%	98	0.7614	0.015	1.6%	105	0.0%
CNH	0.10	0.1475	0.015	1.5%	94	0.1507	0.015	1.6%	104	0.0%
AUD	0.02	0.7690	0.015	1.6%	98	0.7408	0.015	1.5%	102	-0.1%
MXN	0.17	0.0552	0.009	1.0%	60	0.0502	0.009	0.9%	59	-0.1%
SEK	0.05	0.1186	0.006	0.6%	38	0.1118	0.006	0.6%	39	0.0%
NOK	0.03	0.1198	0.004	0.4%	23	0.1228	0.004	0.4%	25	0.0%
DKK	0.02	0.1537	0.003	0.3%	20	0.1568	0.003	0.3%	22	0.0%
			0.971	100.0%	$6,191		0.972	100.0%	$6,700	-0.1%

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

Interest Rate Risk

We had no variable‑rate debt outstanding as of June 30,  2018.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies, on cash balances above $10 thousand, or equivalent, and on accounts holding more than $100 thousand (or equivalent) net asset value. In a normal rate environment, we typically invest a portion of these funds in U.S. government securities with maturities of up to two years. If interest rates were to increase rapidly and substantially, our net interest income would not increase proportionally with the interest rates for the portion of the funds invested in the U.S. government securities with fixed yields. In addition, the mark-to-market changes in the value of these fixed rate securities will be reflected in other income, instead of net interest income. Based on customer balances and investments outstanding as of June 30, 2018, and assuming reinvestment of maturing instruments in instruments of short-term duration,  an increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $14 million over the first year and $16 million on an annualized basis, assuming the full effect of reinvestment at higher rates. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Based on customer balances and investments outstanding as of June 30, 2018, and assuming reinvestment of maturing instruments in instruments of short-term duration, a decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $6 million over the first year and $16 million on an annualized basis, assuming the full effect of reinvestment at lower rates.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off‑balance‑sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of June 30,  2018, we had $29.0 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real‑time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on March 1, 2018 except as updated by this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 below and in Note 12 to the unaudited condensed consolidated financial statements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of the stock repurchase activity for the Company’s second quarter is as follows:

				Total Number	Maximum
				of Shares	Number of Shares that
		Total Number of	Average	Purchased as Part of	May yet be Purchased
		Shares	Price Paid	Publicly Announced	Under the
Period		Purchased	per Share	Plans or Programs	Plans or Programs

May 1 - May 31	Employee Transactions (1)	564,141	$79.24	N/A	N/A

(1)

All shares were repurchased from employees who elected to have shares withheld to satisfy their tax withholding obligations related to the May 9, 2018 vesting of the amended 2007 Stock Incentive Plan. The Company will facilitate the sale of these shares in open market transactions. See Note 10 to the condensed consolidated financial statements in Item 1, Part 1 of this quarterly report on Form 10-Q for more information regarding this plan.

On October 13, 2015, the Company filed a Post-Effective Amendment to multiple Registration Statements filed under the Securities Act of 1933, as amended (the “Securities Act”) on Form S-8 that registered shares of the Company’s Class A common stock, $0.01 par value, for issuance under the Company’s amended 2007 Stock Incentive Plan (the “Plan”): Registration No. 333-142686, filed on May 7, 2007; Registration No. 333-174913, filed on June 15, 2011; and Registration No. 333-203358, filed on April 10, 2015.

The Plan provides employees with two options to pay for their withholding tax obligations, which become due when restricted stock units vest: either (1) reimburse the Company via cash payment, or (2) elect to have IBG LLC withhold a portion of the vesting shares. In the case of employees who elect to have the IBG LLC withhold shares to cover their tax obligations, those shares are transferred to IBG LLC, which in turn, sells those shares in open market transactions to recover the amount paid to the tax authorities on the employees’ behalf. As of June 30, 2018 the Company has sold 564,141 shares of its Class A common stock (with a fair value of $40 million) in open market transactions. The proceeds were used to reimburse the Company for withholding taxes paid by the Company on the employees’ behalf.

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

10.5	Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan. (filed as Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S‑1 filed by the Company on April 4, 2007).**+
10.6	Interactive Brokers Group, Inc. Amendment to the Exchange Agreement (filed as Exhibit 10.1 to the Form 8‑K filed by the Company on June 12, 2012).**+
10.7

Second Amendment to Exchange Agreement by and among Interactive Brokers Group, Inc., IBG Holdings LLC, IBG (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2015 filed by the Company on November 9, 2015).**

10.8

First Amendment to Limited Liability Company Agreement of IBG Holdings LLC (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2015 filed by the Company on November 9, 2015).**

10.9	Interactive Brokers Group, Inc. 2007 Stock Incentive Plan, as of April 19, 2018.+
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

Date: August 8, 2018