Form 10-Q
period 2018-09-30
Interactive Brokers Group, Inc.
filed 2018-11-07
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

As of November 7, 2018, there were 75,097,440 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10‑Q FOR THE QUARTER ENDED SEPTEMBER 30,  2018

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	September 30,	December 31,
(in millions, except share amounts)	2018	2017
Assets
Cash and cash equivalents	$3,062	$1,732
Cash - segregated for regulatory purposes	7,523	6,547
Securities - segregated for regulatory purposes	12,832	13,685
Securities borrowed	3,551	2,957
Securities purchased under agreements to resell	331	2,035
Financial instruments owned, at fair value:
Financial instruments owned	2,276	1,950
Financial instruments owned and pledged as collateral	312	1,204
Total financial instruments owned, at fair value	2,588	3,154
Receivables
Customers, less allowance for doubtful accounts of $41 and $40 as of September 30, 2018 and December 31, 2017	30,913	29,821
Brokers, dealers and clearing organizations	846	823
Interest	117	116
Total receivables	31,876	30,760
Other assets	299	292
Total assets	$62,062	$61,162
Liabilities and equity
Short-term borrowings	$28	$15
Securities loaned	3,834	4,444
Securities sold under agreements to repurchase	—	1,316
Financial instruments sold, but not yet purchased, at fair value	915	767
Payables
Customers	49,823	47,548
Brokers, dealers and clearing organizations	179	283
Affiliate	171	187
Accounts payable, accrued expenses and other liabilities	174	147
Interest	35	22
Total payables	50,382	48,187
Total liabilities	55,159	54,729
Commitments, contingencies and guarantees (see Note 12)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 75,226,888 and 71,609,049 shares, Outstanding – 75,097,440 and 71,475,755 shares as of September 30, 2018 and December 31, 2017	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of September 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	895	832
Retained earnings	354	251
Accumulated other comprehensive income, net of income taxes of $0 and $1 as of September 30, 2018 and December 31, 2017	(4)	9
Treasury stock, at cost, 129,448 and 133,294 shares as of September 30, 2018 and December 31, 2017	(3)	(3)
Total stockholders’ equity	1,243	1,090
Noncontrolling interests	5,660	5,343
Total equity	6,903	6,433
Total liabilities and equity	$62,062	$61,162

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share or per share amounts)	2018	2017	2018	2017
Revenues
Commissions	$167	$163	572	477
Interest income	363	243	1,007	626
Trading gains	7	11	32	26
Other income	21	70	121	205
Total revenues	558	487	1,732	1,334
Interest expense	119	61	321	147
Total net revenues	439	426	1,411	1,187
Non-interest expenses
Execution, clearing and distribution fees	57	61	196	185
Employee compensation and benefits	63	64	201	192
Occupancy, depreciation and amortization	12	11	35	34
Communications	7	7	20	22
General and administrative	25	15	70	67
Customer bad debt	(1)	—	2	2
Total non-interest expenses	163	158	524	502
Income before income taxes	276	268	887	685
Income tax expense	18	21	52	56
Net income	258	247	835	629
Less net income attributable to noncontrolling interests	219	216	709	551
Net income available for common stockholders	$39	$31	$126	$78

Earnings per share
Basic	$0.52	$0.44	$1.73	$1.12
Diluted	$0.51	$0.43	$1.71	$1.10
Weighted average common shares outstanding
Basic	74,649,469	71,109,577	72,879,007	69,405,624
Diluted	75,360,089	71,973,483	73,745,640	70,409,619

Comprehensive income
Net income available for common stockholders	$39	$31	$126	$78
Other comprehensive income
Cumulative translation adjustment, before income taxes	(1)	1	(14)	11
Income taxes related to items of other comprehensive income	—	—	(1)	—
Other comprehensive income (loss), net of tax	(1)	1	(13)	11
Comprehensive income available for common stockholders	$38	$32	$113	$89

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$219	$216	$709	$551
Other comprehensive income - cumulative translation adjustment	(2)	5	(60)	55
Comprehensive income attributable to noncontrolling interests	$217	$221	$649	$606

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in millions)	2018	2017
Cash flows from operating activities
Net income	$835	$629
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	19	23
Depreciation and amortization	18	18
Employee stock plan compensation	42	38
Unrealized (gain) loss on other investments, net	—	(3)
Bad debt expense	2	2
Impairment loss	1	21
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	853	2,373
Securities borrowed	(594)	(566)
Securities purchased under agreements to resell	1,704	(478)
Financial instruments owned, at fair value	567	1,459
Receivables from customers	(1,094)	(5,926)
Other receivables	(24)	(14)
Other assets	7	(1)
Securities loaned	(610)	(161)
Securities sold under agreement to repurchase	(1,316)	—
Financial instruments sold, but not yet purchased, at fair value	148	(968)
Payable to customers	2,275	5,819
Other payables	(69)	30
Net cash provided by operating activities	2,764	2,295
Cash flows from investing activities
Purchases of other investments	(21)	—
Distributions received and proceeds from sales of other investments	1	2
Purchase of property, equipment and intangible assets	(23)	(16)
Net cash used in investing activities	(43)	(14)
Cash flows from financing activities
Short-term borrowings, net	13	(36)
Dividends paid to stockholders	(22)	(21)
Distributions from IBG LLC to noncontrolling interests	(299)	(222)
Repurchases of common stock for employee tax withholdings under stock incentive plans	(45)	(21)
Proceeds from the sale of treasury stock	40	21
Payments made under the Tax Receivable Agreement	(28)	(15)
Net cash used in financing activities	(341)	(294)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(74)	66
Net increase in cash, cash equivalents, and restricted cash	2,306	2,053
Cash, cash equivalents, and restricted cash at beginning of period	8,279	7,549
Cash, cash equivalents, and restricted cash at end of period	$10,585	$9,602
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	3,062	2,056
Cash segregated for regulatory purposes	7,523	7,546
Cash, cash equivalents, and restricted cash at end of period	$10,585	$9,602
Supplemental disclosures of cash flow information
Cash paid for interest	$308	$136
Cash paid for taxes, net	$35	$31
Non-cash financing activities
Issuance of common stock in exchange of member interests in IBG LLC	$94	$49
Redemption of member interests from IBG Holdings LLC	$(94)	$(49)
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$28	$28
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(28)	$(28)
Non-cash distributions to noncontrolling interests	$(11)	$—

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2018	71,609,049	$1	$832	$(3)	$251	$9	$1,090	$5,343	$6,433
Issuance of common stock in follow-on offering	1,537,727		25				25	(25)	—
Common stock distributed pursuant to stock incentive plans	2,080,112						—		—
Compensation for stock grants vesting in the future			7				7	35	42
Deferred tax benefit retained - follow-on offering			3				3		3
Repurchases of common stock for employee tax withholdings under stock incentive plans				(45)			(45)		(45)
Sales of treasury stock				45	(1)		44	(4)	40
Dividends paid to stockholders					(22)		(22)		(22)
Distributions from IBG LLC to noncontrolling interests							—	(310)	(310)
Adjustments for changes in proportionate ownership in IBG LLC			28				28	(28)	—
Comprehensive income					126	(13)	113	649	762
Balance, September 30, 2018	75,226,888	$1	$895	$(3)	$354	$(4)	$1,243	$5,660	$6,903

	Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2017	68,119,412	$1	$775	$(3)	$203	$(2)	$974	$4,846	$5,820
Issuance of common stock in follow-on offering	1,214,860		18				18	(18)	—
Common stock distributed pursuant to stock incentive plans	2,272,763						—		—
Compensation for stock grants vesting in the future			6				6	32	38
Deferred tax benefit retained - follow-on offering			2				2		2
Repurchases of common stock for employee tax withholdings under stock incentive plans				(21)			(21)		(21)
Sales of treasury stock				21			21		21
Dividends paid to stockholders					(21)		(21)		(21)
Distributions from IBG LLC to noncontrolling interests							—	(222)	(222)
Adjustments for changes in proportionate ownership in IBG LLC			28				28	(28)	—
Comprehensive income					78	11	89	606	695
Balance, September 30, 2017	71,607,035	$1	$829	$(3)	$260	$9	$1,096	$5,216	$6,312

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 18.1% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker specializing in executing and clearing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 120 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Switzerland, India, China (Hong Kong and Shanghai), Japan, and Australia. As of September 30, 2018, the Company had 1,380 employees worldwide.

IBG LLC is a Connecticut limited liability company that conducts its business through its operating subsidiaries (collectively, the “Operating Companies”): Interactive Brokers LLC (“IB LLC”); Interactive Brokers (India) Private Limited (“IBI”); Timber Hill LLC (“TH LLC”); Timber Hill Canada Company (“THC”); Interactive Brokers Software Services (India) Private Limited (“IBSSI”); IB Global Investments LLC (“IBGIL”); IB Exchange Corp. (“IBEC”) and its subsidiaries, Interactive Brokers Canada Inc. (“IBC”), Interactive Brokers (U.K.) Limited and its subsidiary, Interactive Brokers (U.K.) Nominee Limited (collectively, “IBUK”),  Interactive Brokers Securities Japan, Inc. (“IBSJ”), Interactive Brokers Hong Kong Limited (“IBHK”),  Interactive Brokers Australia Pty Limited and its subsidiary, Interactive Brokers Australia Nominees Pty Limited (collectively, “IBA”), IB Business Services (Shanghai) Company Limited (“IBBSS”), IBKR Financial Services AG (formerly Timber Hill Europe AG) and its subsidiary, THLI AG (formerly Timber Hill (Liechtenstein) AG) (collectively, “IBKRFS”),  Interactive Brokers Hungary KFT (“IBH”), Interactive Brokers Software Services Estonia OU (“IBEST”), Interactive Brokers Software Services Russia (“IBRUS”),  Interactive Brokers Corp. (“IB Corp”), Covestor, Inc. and its subsidiary, Covestor Limited (collectively, “Covestor”), and Greenwich Advisor Compliance Services Corp. (“Greenwich Compliance”).

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

ASU 2016-18 also requires prior periods to be retrospectively adjusted to conform to the current period presentation. Upon adoption, the Company recorded an increase of $1,922 million in net cash provided by operating activities, for the nine months ended September 30, 2017 to reflect the reclassification of changes in restricted cash balances from the operating section to the cash, cash equivalent, and restricted cash balances within the condensed consolidated statements of cash flows.

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

During the nine months ended September 30, 2018, the Company did not incur any additional restructuring costs. During the nine months ended September 30, 2017, the Company recorded restructuring costs of approximately $21 million for the impairment of exchange trading rights, included in general and administrative expenses and approximately $3 million in severance costs resulting from obligations related to employment terminations, included in employee compensation and benefits in the condensed consolidated statements of comprehensive income.

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

Financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value are generally classified as Level 1 of the fair value hierarchy. The Company’s Level 1 financial instruments, which are valued using quoted market prices as published by exchanges and clearing houses or otherwise broadly distributed in active markets, include active listed stocks, options, warrants, and U.S. and foreign government securities. The Company does not adjust quoted prices for financial instruments classified as Level 1 of the fair value hierarchy, even in the event that the Company may hold a large position whereby a purchase or sale could reasonably impact quoted prices.

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

Cash and Securities - Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which have been promulgated to protect customer assets. Securities segregated for regulatory purposes consisted of U.S. government securities of $4.1 billion and $4.5 billion as of September 30, 2018 and December 31, 2017, respectively, and securities purchased under agreements to resell in the amount of $8.7 billion and $9.2 billion as of September 30, 2018 and December 31, 2017, respectively, which amounts approximate fair value.

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

Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of the Company’s initial investment and are adjusted each period for the Company’s share of the investee’s income or loss. The Company’s share of the income or losses from equity method investments is included in other income in the condensed consolidated statements of comprehensive income. The recorded amounts of the Company’s equity method investments of $23 million as of September 30, 2018 and December 31, 2017, respectively, which are included in other assets in the condensed consolidated statements of financial condition, increase or decrease accordingly. Contributions paid to and distributions received from equity method investees are recorded as additions or reductions, respectively, to the respective investment balance.

Investments in equity securities that do not qualify for equity method accounting and do not have readily determinable fair values are recorded at historical cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The recorded amounts of the Company’s investments in such equity securities of $26 million and $5 million as of September 30, 2018 and December 31, 2017, respectively, are included in other assets in the condensed consolidated statements of financial condition. Dividends received from these investments are included in other income in the condensed consolidated statements of comprehensive income when such dividends are received.

The Company also holds exchange memberships and investments in equity securities of certain exchanges, as required to qualify as a clearing member. Such investments of $5 million and $6 million as of September 30, 2018 and December 31, 2017, respectively, are recorded at cost less impairment, and are included in other assets in the condensed consolidated statements of financial condition. Dividends received from these investments are included in other income in the condensed consolidated statements of comprehensive income when such dividends are received.

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

Trading Gains

Trading gains and losses are recorded on trade date and are reported on a net basis. Trading gains and losses are comprised of changes in the fair value of financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value (i.e., unrealized gains and losses) and realized gains and losses related to the Company’s market making business segment. Included in trading gains are net gains and losses on stocks, U.S. and foreign government securities, options, futures, foreign exchange and other derivative instruments. Dividends are integral to the valuation of stocks and interest is integral to the valuation of fixed income instruments. Accordingly, both dividends and interest income and expense attributable to financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value, held for market making purposes, are reported on a net basis in trading gains in the condensed consolidated statements of comprehensive income.

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

Rebates

Rebates consist of volume discounts, credits or payments received from exchanges or other market centers related to the placement and/or removal of liquidity from the order flow in the marketplace and are recorded on an accrual basis. Rebates are recorded net within execution, clearing and distribution fees in the condensed consolidated statements of comprehensive income. Rebates received for trades executed on behalf of customers that elect tiered pricing are passed, in whole or part, to these customers; and such pass-through amounts are recorded net within commissions in the condensed consolidated statements of comprehensive income.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”). The Company’s income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits are based on enacted tax laws (see Note 11) and reflect management’s best assessment of estimated future taxes to be paid. The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Determining income tax expense requires significant judgment and estimates.

Deferred income tax assets and liabilities arise from temporary differences between the tax and financial statement recognition of underlying assets and liabilities. In evaluating the ability to recover deferred tax assets within the jurisdictions from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax‑planning strategies, and results of recent operations. In projecting future taxable income, historical results are adjusted for changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax‑planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, three years of cumulative operating income (loss) are considered. Deferred income taxes have not been provided for U.S. tax liabilities or for additional foreign taxes on the unremitted earnings of foreign subsidiaries that have been indefinitely reinvested.

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

Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
ASU 2017-12	Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
ASU 2018-02	Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.	Effective for fiscal years and first interim periods beginning after December 15, 2018.
ASU 2018-03	Technical Correction and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.	Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018.
ASU 2018-07	Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
ASU 2018-08	Not for Profit Entities (Topic 958) and Other Expenses - Contributions (Topic 720): Clarifying the Scope and the Accounting for Contributions Received and Contributions Made.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
ASU 2018-10	Leases (Topic 842): Codification Improvements.	Effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods.
ASU 2018-11	Leases (Topic 842): Targeted Improvements.	Effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods.
ASU 2018-13	Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.	Effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods.
ASU 2018-15	Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.	Effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Adoption of the ASUs that became effective during 2017 and 2018, prior to the issuance of the Company’s condensed consolidated financial statements, had no material effect on these financial statements, except as described in the notes to these financial statements.

ASU 2016-01, “Leases (Topic 842)” is effective for the Company in January 2019 and will be implemented under the “prospective” transitional method prescribed in ASU 2018-11, “Leases (Topic 842) – Targeted Improvements”. The Company’s implementation efforts include reviewing the terms of existing leases and service contracts, which may include embedded leases. Based on the implementation efforts to date, the Company expects a gross up on its consolidated statements of financial condition upon recognition of the right-of-use assets and lease liabilities but does not expect the amount of the gross up to have a material impact on its consolidated statements financial condition.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect the value of financial instruments. The Company is exposed to interest rate risk on cash and margin balances, positions carried in equity and fixed income securities, options, futures and on its borrowings. These risks are managed through investment policies and/or by entering into interest rate futures contracts.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of September 30, 2018, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of September 30, 2018.

	IBG, Inc.	Holdings	Total
Ownership %	18.1%	81.9%	100.0%
Membership interests	75,097,443	338,691,717	413,789,160

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

In connection with the consummation of the IPO, Holdings used the net proceeds to redeem 10.0% of members’ interests in Holdings in proportion to their interests. Immediately following the Recapitalization and IPO, Holdings owned approximately 90% of IBG LLC and 100% of IBG, Inc.’s Class B common stock.

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of September 30, 2018 and December 31, 2017,  1,000,000,000 shares of Class A common stock were authorized, of which 75,226,888 and 71,609,049 shares have been issued; and 75,097,440 and 71,475,755 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of September 30, 2018 and December 31, 2017, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of September 30, 2018 and December 31, 2017, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of September 30, 2018 and December 31, 2017, the unamortized balance of these deferred tax assets was $145 million and $146 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid‑in capital arising from stock offerings from the date of the IPO through September 30, 2018 were $501 million, $426 million, and $75 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $159 million through September 30, 2018 pursuant to the terms of the Tax Receivable Agreement.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

As a consequence of these redemption transactions, and distribution of shares to employees (see Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 18.1%, with Holdings owning the remaining 81.9% as of September 30, 2018.  The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 89.6% as of September 30, 2018.

On July 27, 2018, the Company filed a Prospectus Supplement on Form 424B5 (File Number 333-219552) with the SEC to issue 1,537,727,  shares of common stock (with a fair value of $94 million) in exchange for an equivalent number of shares of member interests in IBG LLC. This issuance of shares increased the Company’s ownership in IBG LLC from 17.8% to 18.1%.

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions, except share or per share amounts)
Basic earnings per share
Net income available for common stockholders	$39	$31	$126	$78
Weighted average shares of common stock outstanding
Class A	74,649,369	71,109,477	72,878,907	69,405,524
Class B	100	100	100	100
	74,649,469	71,109,577	72,879,007	69,405,624
Basic earnings per share	$0.52	$0.44	$1.73	$1.12

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions, except share or per share amounts)
Diluted earnings per share
Net income available for common stockholders	$39	$31	$126	$78
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	74,649,369	71,109,477	72,878,907	69,405,524
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	710,620	863,906	866,633	1,003,995
Class B	100	100	100	100
	75,360,089	71,973,483	73,745,640	70,409,619
Diluted earnings per share	$0.51	$0.43	$1.71	$1.10

Member Distributions and Stockholder Dividends

During the nine months ended September 30, 2018,  IBG LLC made distributions totaling $376 million,  to its members, of which IBG, Inc.’s proportionate share was $66 million. In March, June and September 2018, the Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $7 million, $7 million and $8 million respectively.

On October 16, 2018, the Company declared a cash dividend of $0.10 per common share, payable on December 14, 2018 to stockholders of record as of November 30, 2018.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5.  Comprehensive Income

The following table presents comprehensive income and earnings per share on comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$38	$32	$113	$89

Earnings per share on comprehensive income
Basic	$0.51	$0.45	$1.55	$1.28
Diluted	$0.50	$0.44	$1.54	$1.26
Weighted average common shares outstanding
Basic	74,649,469	71,109,577	72,879,007	69,405,624
Diluted	75,360,089	71,973,483	73,745,640	70,409,619

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

6.  Financial Assets and Financial Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy (see Note 2), financial assets and liabilities, measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017. As required by ASC Topic 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the respective fair value measurement.

	Financial Assets At Fair Value as of September 30, 2018

	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$4,098	$—	$—	$4,098
Financial instruments owned, at fair value
Stocks	632	—	1	633
Options	1,720	—	—	1,720
Warrants	—	—	—	—
U.S. and foreign government securities	230	—	—	230
Corporate and municipal bonds	—	2	3	5
Currency forward contracts	—	—	—	—
Total financial instruments owned, at fair value	2,582	2	4	2,588
Total financial assets at fair value	$6,680	$2	$4	$6,686

	Financial Liabilities At Fair Value as of September 30, 2018
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$215	$—	$—	$215
Options	689	—	—	689
Currency forward contracts	—	11	—	11
Total financial instruments sold, but not yet purchased, at fair value	904	11	—	915
Total financial liabilities at fair value	$904	$11	$—	$915

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Assets At Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$4,519	$—	$—	$4,519
Financial instruments owned, at fair value
Stocks	2,000	—	1	2,001
Options	1,052	—	—	1,052
Warrants	5	—	—	5
U.S. and foreign government securities	60	—	—	60
Corporate and municipal bonds	—	1	3	4
Currency forward contracts	—	32	—	32
Total financial instruments owned, at fair value	3,117	33	4	3,154
Total financial assets at fair value	$7,636	$33	$4	$7,673

	Financial Liabilities At Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$302	$—	$—	$302
Options	464	—	—	464
Currency forward contracts	—	1	—	1
Total financial instruments sold, but not yet purchased, at fair value	766	1	—	767
Total financial liabilities at fair value	$766	$1	$—	$767

Transfers between Level 1 and Level 2

Transfers of financial assets and financial liabilities at fair value to or from Levels 1 and 2 arise where the market for a specific financial instrument has become active or inactive during the period. The fair values transferred are ascribed as if the financial assets or financial liabilities had been transferred as of the end of the period. During the nine months ended September 30, 2018 and 2017, there were no transfers between levels for financial assets and liabilities, at fair value, respectively.

Level 3 Financial Assets and Financial Liabilities

The Company’s Level 3 financial assets are comprised of delisted and illiquid securities reported within financial instruments owned, at fair value in the condensed consolidated statements of financial condition. As of September 30, 2018, Level 3 financial assets included $1 million in stocks and $3 million in corporate and municipal bonds, which were not traded in active markets and were valued by the Company based on internal estimates. During the nine months ended September 30, 2018 and 2017, there were no transfers between levels for financial assets and liabilities, at fair value, respectively.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Trading Gains from Market Making Transactions

Trading gains and losses from market making transactions reported in the condensed consolidated statements of comprehensive income, by major product type, are comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Equities	$7	$9	$32	$29
Foreign exchange	—	2	—	(3)
Total trading gains, net	$7	$11	$32	$26

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

Financial Assets and Liabilities Not Measured at Fair Value

The following tables represent the carrying value, fair value, and fair value hierarchy category of certain financial assets and liabilities that are not recorded at fair value in the Company's condensed consolidated statements of financial condition. The following table excludes certain financial instruments such as equity investments and all non-financial assets and liabilities:

	September 30, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$3,062	$3,062	$3,062	$—	$—
Cash - segregated for regulatory purposes	7,523	7,523	7,523	—	—
Securities - segregated for regulatory purposes	8,734	8,734	—	8,734	—
Securities borrowed	3,551	3,551	—	3,551	—
Securities purchased under agreements to resell	331	331	—	331	—
Receivables from customer	30,913	30,913	—	30,913	—
Receivables from broker, dealers, and clearing organizations	846	846	—	846	—
Interest receivable	117	117	—	117	—
Other assets	5	6	—	6	—
Total financial assets, not measured at fair value	$55,082	$55,083	$10,585	$44,498	$—

Financial liabilities, not measured at fair value
Short-term borrowings	$28	$28	$—	$28	$—
Securities loaned	3,834	3,834	—	3,834	—
Securities sold under agreements to repurchase	—	—	—	—	—
Payables to customer	49,823	49,823	—	49,823	—
Payables to brokers, dealers and clearing organizations	179	179	—	179	—
Interest payable	35	35	—	35	—
Total financial liabilities, not measured at fair value	$53,899	$53,899	$—	$53,899	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$1,732	$1,732	$1,732	$—	$—
Cash - segregated for regulatory purposes	6,547	6,547	6,547	—	—
Securities - segregated for regulatory purposes	9,166	9,166	—	9,166	—
Securities borrowed	2,957	2,957	—	2,957	—
Securities purchased under agreements to resell	2,035	2,035	—	2,035	—
Receivables from customer	29,821	29,821	—	29,821	—
Receivables from broker, dealers, and clearing organizations	823	823	—	823	—
Interest receivable	116	116	—	116	—
Other assets	6	6	—	6	—
Total financial assets, not measured at fair value	$53,203	$53,203	$8,279	$44,924	$—

Financial liabilities, not measured at fair value
Short-term borrowings	$15	$15	$—	$15	$—
Securities loaned	4,444	4,444	—	4,444	—
Securities sold under agreements to repurchase	1,316	1,316	—	1,316	—
Payables to customer	47,548	47,548	—	47,548	—
Payables to brokers, dealers and clearing organizations	283	283	—	283	—
Interest payable	22	22	—	22	—
Total financial liabilities, not measured at fair value	$53,628	$53,628	$—	$53,628	$—

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables set forth the netting of financial assets and of financial liabilities as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$8,734 [1]	$—		$8,734	$(8,734)	$—
Securities borrowed	3,551	—		3,551	(3,375)	176
Securities purchased under agreements to resell	331	—		331	(331)	—
Financial instruments owned, at fair value
Options	1,720	—		1,720	(677)	1,043
Warrants	—	—		—	—	—
Currency forward contracts	—	—		—	—	—
Total	$14,336	$—		$14,336	$(13,117)	$1,219

	(in millions)
Offsetting of financial liabilities
Securities loaned	$3,834	$—	$3,834	$(3,582)	$252
Securities sold under agreements to repurchase	—	—	—	—	—
Financial instruments sold, but not yet purchased, at fair value
Options	689	—	689	(677)	12
Warrants	—	—	—	—	—
Currency forward contracts	11	—	11	—	11
Total	$4,534	$—	$4,534	$(4,259)	$275

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2017
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$9,166 [1]	$—		$9,166	$(9,166)	$—
Securities borrowed	2,957	—		2,957	(2,822)	135
Securities purchased under agreements to resell	2,035	—		2,035	(2,035)	—
Financial instruments owned, at fair value
Options	1,052	—		1,052	(451)	601
Warrants	5	—		5	—	5
Currency forward contracts	32	—		32	—	32
Total	$15,247	$—		$15,247	$(14,474)	$773

	(in millions)
Offsetting of financial liabilities
Securities loaned	$4,444	$—	$4,444	$(4,201)	$243
Securities sold under agreements to repurchase	1,316	—	1,316	(1,316)	—
Financial instruments sold, but not yet purchased, at fair value
Options	464	—	464	(451)	13
Warrants	—	—	—	—	—
Currency forward contracts	1	—	1	—	1
Total	$6,225	$—	$6,225	$(5,968)	$257

(1)

As of September 30,  2018 and December 31, 2017, the Company had $8.7 billion and $9.2 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

(2)	The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 at September 30, 2018 and December 31, 2017.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The following tables present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities loaned
Stocks	$3,789	$-	$-	$-	$3,789
Corporate bonds	45	-	-	-	45
Foreign government securities	-	-	-	-	-
Total securities loaned	$3,834	$-	$-	$-	$3,834

	December 31, 2017
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities loaned
Stocks	$4,389	$-	$-	$-	$4,389
Corporate bonds	55	-	-	-	55
Total securities loaned	4,444	-	-	-	4,444

Securities sold under agreements to repurchase
U.S. government securities	1,316	-	-	-	1,316
Total	$5,760	$-	$-	$-	$5,760

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of September 30, 2018 and December 31, 2017, approximately $30.9 billion and $29.8 billion, respectively, of customer margin loans were outstanding.

The following table summarizes the amounts related to collateralized transactions as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)
Securities lending transactions	$24,153	$3,588	$23,662	$3,041
Securities purchased under agreements to resell transactions (1)	9,066	8,965	11,231	11,231
Customer margin assets	32,556	8,902	30,236	9,013
	$65,775	$21,455	$65,129	$23,285

(1)

As of September 30,  2018,  $8.7 billion or 97% (as of December 31, 2017,  $9.2 billion or 82%) of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of September 30, 2018 and December 31, 2017, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

Financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, as of September 30, 2018 and December 31, 2017 are presented in the following table:

	September 30,	December 31,
	2018	2017

	(in millions)
Stocks	$120	$1,150
U.S. and foreign government securities	192	54
	$312	$1,204

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

-

Market data fees are charged to customers for market data services to which they subscribe, that are delivered by the Company. The Company recognizes revenue monthly and collects the fees monthly, generally in advance.

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

Disaggregation of Revenue

The following table sets forth revenue from contracts with customers by business segment, geographic location, and major types of services for the three months and nine months ended September 30, 2018, as follows:

	Three Months Ended September 30, 2018
	Electronic brokerage	Market making	Corporate	Total

	(in millions)
Geographic location [1]
United States	$144	$1	$-	$145
International	59	-	-	59
	$203	$1	$-	$204

Major types of services
Commissions	$167	$-	$-	$167
Market data fees [2]	12	-	-	12
Risk exposure fees [2]	5	-	-	5
Payments for order flow [2]	6	-	-	6
Minimum activity fees [2]	6	-	-	6
Other [2]	7	1	-	8
	$203	$1	$-	$204

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2018
	Electronic brokerage	Market making	Corporate	Total

	(in millions)
Geographic location [1]
United States	$483	$4	$1	$488
International	193	-	-	193
	$676	$4	$1	$681

Major types of services
Commissions	$572	$-	$-	$572
Market data fees [2]	34	-	-	34
Risk exposure fees [2]	20	-	-	20
Payments for order flow [2]	16	-	-	16
Minimum activity fees [2]	16	-	-	16
Other [2]	18	4	1	23
	$676	$4	$1	$681

(1)	Based on the location of the subsidiaries in which the revenues are recorded.
(2)	Included in other income on the condensed consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $9 million, as of September 30, 2018, are reported in other assets in the condensed consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized prior to the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in other assets in the condensed consolidated statements of financial condition. As of September 30, 2018, contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. As of September 30, 2018, contract liability balances were not material.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

9.  Other Income

The components of other income for the three months and nine months ended September 30, 2018 and 2017 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Market data fees[1]	$12	$11	$34	$29
Risk exposure fees[1]	5	6	20	17
Payments for order flow[1]	6	4	16	12
Minimum activity fees[1]	6	4	16	14
Other brokerage related fees	7	3	18	8
Gains on financial instruments, at fair value and other investments, net	4	5	15	7
Gains (losses) from currency diversification strategy, net	(24)	26	(7)	104
Other, net	5	11	9	14
	$21	$70	$121	$205

(1)	See Note 8 for description of these revenues.

Other brokerage related fees include FDIC sweep fees, order routing fees, IPO concession fees and other miscellaneous fees charged to our customers. Gains on financial instruments, at fair value and other investments, net include (1) realized and unrealized gains and losses on financial instruments that (a) are held for purposes other than the Company’s market making activities, (b) are subject to restrictions, or (c) are accounted for under the equity method and (2) dividends on investments accounted at cost less impairment.

10.  Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based Operating Companies who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in employee compensation and benefits expenses in the condensed consolidated statements of comprehensive income were $3 million and $2 million of plan contributions for the nine months ended September 30, 2018 and 2017, respectively.

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

As of September 30, 2018, the Company has distributed all shares of restricted common stock under the ROI Unit Stock Plan.

2007 Stock Incentive Plan

In 2017, the Company amended the 2007 Stock Incentive Plan (the “Stock Incentive Plan”) to extend its term for a ten-year period through April 4, 2027, which was approved by the Company’s stockholders at its 2018 Annual Meeting, held on April 19, 2018. Under the Company’s Stock Incentive Plan, up to 30 million shares of the Company’s Class A common stock may be issued to satisfy vested restricted stock units granted to directors, officers, employees, contractors and consultants of the Company. The purpose of the Stock Incentive Plan is to promote the Company’s long‑term financial success by attracting, retaining, and rewarding eligible participants.

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

Stock Incentive Plan awards granted (excluding 21,009 shares issued pursuant to the ROI Unit Stock Plan described above) and the related fair values since the plan’s inception are presented in the table below:

			Fair Value at
			Date of Grant
	Units		($ millions)
Prior periods (since inception)	20,888,468		$397
December 31, 2015	1,211,533		52
December 31, 2016	1,451,136		55
December 31, 2017	946,489	[1]	57
	24,497,626		$561

(1)	Stock Incentive Plan number of granted restricted stock units related to 2017 was adjusted by 23,082 additional restricted stock units during the nine months ended September 30, 2018.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, there are no vested awards that remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $42 million and $38 million for the nine months ended September 30, 2018 and 2017, respectively. Estimated future compensation costs for unvested awards, net of credits for cancelled awards,  as of September 30, 2018 are $26 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following summarizes the Stock Incentive Plan and ROI Unit Stock Plan activities from December 31, 2017 through September 30, 2018:

	Stock		ROI Unit
	Incentive Plan		Stock Plan
	Units		Shares
Balance, December 31, 2017	6,473,720	[1]	3,849
Granted	—		—
Cancelled	(60,963)		—
Distributed	(2,080,112)		(3,849)
Balance, September 30, 2018	4,332,645		—

(1)	Stock Incentive Plan number of granted restricted stock units related to 2017 was adjusted by 23,082 additional restricted stock units during the nine months ended September 30, 2018.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company.  Through September 30, 2018, a total of 823,962 restricted stock units have been distributed under these post‑employment provisions. These distributions are included in the table above.

11.  Income Taxes

Income tax expense for the nine months ended September 30, 2018 and 2017 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC and the enactment of the Tax Act, as discussed below. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual members. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

The SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”),  now codified into ASC Topic 740, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment of the Tax Act for entities to complete the accounting under ASC Topic 740. In accordance with SAB 118, an entity must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC Topic 740 is complete. To the extent that an entity’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, the entity must record a provisional estimate on its financial statements. However, if  an entity cannot determine a provisional estimate to be included on its financial statements, the entity should continue to apply ASC Topic 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

The Company’s accounting for the following elements of the Tax Act is incomplete. However, the Company has made reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Reduction of U.S. federal corporate tax rate: The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. For certain of the Company’s deferred tax assets and liabilities, the Company recognized a provisional net decrease of $115 million with a corresponding adjustment to deferred income tax expense (or deferred tax benefit) for the year ended December, 31, 2017. As of September 30, 2018, the Company has not made any significant adjustments to the provisional amount recorded as of December 31, 2017. While the Company has made a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, the calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences. The Company is still analyzing certain aspects of the Tax Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

Deemed Repatriation Transition Tax: The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings of certain foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings of the relevant foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. As of December 31, 2017, the Company recognized a provisional Transition Tax obligation of $62 million and for the nine months ended September 30, 2018 has not made any significant adjustments to the provisional amount recorded. This amount may change when the calculation of post-1986 foreign earnings and profits previously deferred from U.S. federal taxation and the amounts held in cash or other specified assets are finalized. The Company does not expect any significant changes, but it is continuing to gather additional information to more precisely compute the amount of the Transition Tax.

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

As of and for the nine months ended September 30, 2018 and 2017,  the Company had no unrecognized tax and no valuation allowances on deferred tax assets were required. The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of September 30, 2018, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2011, and to non-U.S. income tax examinations for tax years prior to 2008.

As of September 30, 2018, accumulated earnings held by non‑U.S. subsidiaries totaled $1.1 billion  (as of December 31, $1.1 billion). Of this amount, approximately $0.2 billion  (as of December 31, 2017 $0.3 billion) is attributable to earnings of the Company’s foreign subsidiaries that are considered “pass‑through” entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for U.S. tax purposes and when they are remitted. With respect to certain of these subsidiaries’ accumulated earnings, approximately $0.2 billion and $0.2 billion as of September 30, 2018 and December 31, 2017, respectively, repatriation would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution. The Company has not provided for its proportionate share of these additional foreign taxes as it does not intend to repatriate these earnings in the foreseeable future. For the same reason, the Company has not provided deferred U.S. tax on cumulative translation adjustments associated with these earnings.

12.  Commitments, Contingencies and Guarantees

Litigation

The Company is subject to certain pending and threatened legal actions that arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. The Company has not been able to quantify the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Management believes that the resolution of these actions will not have a material effect, if any, on the Company’s business or financial condition, but may have a material impact on the results of operations for a given period.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of September 30, 2018 and 2017, reserves provided for potential losses related to litigation matters were not material.

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

On September 28, 2016, the District Court issued an order granting the Company’s motion to dismiss the complaint in its entirety, and without providing plaintiff leave to amend. On September 28, 2017, plaintiff appealed to the United States Court of Appeals for the Second Circuit. On September 26, 2018, the Court of Appeals affirmed the dismissal of plaintiff’s claims of breach of contract and commercially unreasonable liquidation but vacated and remanded back to the District Court plaintiff’s claims for negligence. The Company expects that further proceedings will take place in the District Court at which the Court will consider whether plaintiff can assert negligence claims under Connecticut law based on the facts alleged. The Company believes that after such proceedings the District Court again will dismiss the negligence claims. Regardless of the ultimate outcome of the motion to dismiss, the Company does not believe that a purported class action is appropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any particular customer’s margin-deficient account. IB LLC and the related defendants intend to continue to defend themselves vigorously against the case and, consistent with past practice in connection with this type of unwarranted action, any potential claims for counsel fees and expenses incurred in defending the case shall be fully pursued against the plaintiff.

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

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three months and nine months ended September 30, 2018, and 2017, and total assets as of September 30, 2018 and December 31, 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Net revenues
Electronic brokerage	$444	$367	$1,352	$1,015
Market making	16	30	59	61
Corporate	(21)	29	—	111
Total net revenues	$439	$426	$1,411	$1,187
Income before income taxes
Electronic brokerage	$292	$225	$866	$608
Market making	7	11	25	(35)
Corporate	(23)	32	(4)	112
Total income before income taxes	$276	$268	$887	$685

	September 30,	December 31,
	2018	2017

	(in millions)
Segment assets
Electronic brokerage	$60,152	$58,787
Market making	2,577	8,469
Corporate	(667)	(6,094)
Total assets	$62,062	$61,162

The Company operates its automated global business in the U.S. and international markets on more than 120 electronic exchanges and market centers. A significant portion of the Company’s net revenues are generated by subsidiaries operating outside the U.S. International operations are comprised of electronic brokerage and market making activities in 28 countries in Europe, Asia and the Americas (outside the U.S.). The following table presents total net revenues and income before income taxes by geographic area for the three months and nine months ended September 30, 2018 and 2017.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The geographic analysis presented below is based on the location of the subsidiaries in which the transactions are recorded. This geographic information does not reflect the way the Company’s business is managed.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Net revenues
United States	$346	$345	$1,111	$964
International	93	81	300	223
Total net revenues	$439	$426	$1,411	$1,187
Income before income taxes
United States	$237	$234	$762	$615
International	39	34	125	70
Total income before income taxes	$276	$268	$887	$685

14.  Regulatory Requirements

As of September 30, 2018, aggregate excess regulatory capital for all of the Operating Companies was $5.5 billion.

IB LLC, TH LLC and IB Corp are subject to the Uniform Net Capital Rule (Rule 15c3‑1) under the Exchange Act, IB LLC is also subject to the Commodities and Futures Trading Commission’s minimum financial requirements (Regulation 1.17), and IBKRFS is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement. IBA is subject to the Australian Securities Exchange liquid capital requirement, THC and IBC are subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, IBUK is subject to the U.K. Financial Conduct Authority Capital Requirements Directive, IBHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, IBI is subject to the National Stock Exchange of India net capital requirements and IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements. The following table summarizes capital, capital requirements and excess regulatory capital:

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$4,699	$514	$4,185
TH LLC	206	-	206
IBKRFS	590	89	501
Other regulated Operating Companies	773	132	641
	$6,268	$735	$5,533

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain Operating Companies are subject to other regulatory restrictions and requirements.

As of September 30, 2018,  all of the regulated Operating Companies were in compliance with their respective regulatory capital requirements.

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

Included in receivables from and payables to customers in the condensed consolidated statements of financial condition as of September 30, 2018 and December 31, 2017 were accounts receivable from directors, officers and their affiliates of $12 million and $250 million, respectively, and payables of $960 million and $648 million, respectively. The Company may extend credit to these related parties in connection with margin and securities loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

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

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 18.1% of the membership interests of IBG LLC. The remaining approximately 81.9% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder, Chairman and Chief Executive Officer, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of September 30, 2018.

	IBG, Inc.	Holdings	Total
Ownership %	18.1%	81.9%	100.0%
Membership interests	75,097,443	338,691,717	413,789,160

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

Electronic Brokerage. We conduct our electronic brokerage business through certain Interactive Brokers (“IB”) subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on our proprietary technology originally developed for our market making business, IB’s systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account. We offer our customers access to all classes of tradable, primarily exchange‑listed products, including stocks, bonds, options, futures, forex and mutual funds traded on more than 120 exchanges and market centers in 29 countries and in 23 currencies seamlessly around the world. The emerging complexity of multiple market centers has provided us with the opportunity of building and continuously adapting our order routing software to secure excellent execution prices.

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

We have recently expanded the range of financial services we offer our customers through our Integrated Investment Management program, where customers can perform many different types of transactions from a single account. Our Interactive Brokers Debit Mastercard® allows customers to spend and borrow directly against their account and to make purchases and ATM withdrawals anywhere Debit Mastercard® is accepted around the world. Our Insured Bank Deposit Sweep Program provides customers with up to $2,500,000 of FDIC insurance on their eligible cash balances in addition to the existing $250,000 SIPC coverage, for a maximum coverage of $2,750,000. Bill Pay allows customers to make electronic or check payments to almost any company or individual in the United States. It can be configured for one-time or recurring payments and permits customers to schedule future payments. In addition, our customers can now have their paychecks or other recurring payments directly deposited into their brokerage account.

Market Making.  As previously announced, we transferred our U.S. options market making operations to Two Sigma Securities, LLC effective September 29, 2017 and also exited the majority of our options market making activities outside the U.S. by December 31, 2017. We intend to continue conducting certain proprietary trading activities in stocks and related instruments to facilitate our electronic brokerage customers’ trading in products such as ETFs, ADRs, CFDs and other financial instruments, as well as exchange-traded market making activities in a few select markets outside of the U.S. However, we do not expect the facilitation activity to be of sufficient size as to require reporting as a separate segment after we discontinue our options market making activities.

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

Financial Overview

Third Quarter Results: Diluted earnings per share were $0.51 for the quarter ended September 30, 2018 (“current quarter”), compared to $0.43 for the quarter ended September 30, 2017 (“prior year quarter”). The calculation of diluted earnings per share is detailed in Note 4 to the condensed consolidated financial statements, elsewhere in this report.

Diluted earnings per share on comprehensive income were $0.50 for the current quarter, compared to $0.44 for the prior year quarter.

In connection with our currency diversification strategy, we determine our net worth in GLOBALs, a basket of 14 major currencies in which we hold our equity. As a result, as of September 30, 2018, approximately 30% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy decreased our comprehensive earnings by $27 million (compared to an increase of $32 million in the prior year quarter), as the U.S. dollar value of the GLOBAL decreased by approximately 0.29%, compared to its value as of June 30, 2018. The effects of our currency diversification strategy are reported as (1) a component of other income in the condensed consolidated statement of comprehensive income and (2) OCI in the condensed consolidated statement of financial condition and the condensed consolidated statement of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Consolidated: For the current quarter, our net revenues were $439 million and income before income taxes was $276 million, compared to net revenues of $426 million and income before income taxes of $268 million in the prior year quarter. The increase in income before income taxes in the current quarter was mainly driven by a 34% increase in net interest income, partially offset by a 70% decrease in other income. Our pre-tax profit margin was 63% for both the current quarter and the prior year quarter.

Electronic Brokerage: For the current quarter, income before income taxes in our electronic brokerage segment  increased $67 million, or 30%, compared to the prior year quarter, driven by higher net interest income, other income and commission revenue, partially offset by higher general and administrative expenses. Net revenues increased 21%, mainly from a 37% increase in net interest income, driven by higher benchmark interest rates and higher average customer credit and margin loan balances; a 2% increase in commissions, primarily driven by higher customer options volume and higher Daily Average Revenue Trades (“DARTs”) in stocks, partially offset by lower average trade sizes across most product categories; and a 31% increase in other income led by higher net mark-to-market gains on other investments and higher fees earned from our FDIC sweep program, compared to the prior year quarter. Pre-tax profit margin was 66% for the current quarter, compared to 61% for the prior year quarter. Customer accounts grew 26% and customer equity increased 23% from September 30, 2017.  For the current quarter, total DARTs for cleared and execution‑only customers  increased 10% to 763 thousand, compared to 695 thousand for the prior year quarter.

Market Making: For the current quarter, income before income taxes in our market making segment decreased $4 million, or 36%, compared to the prior year quarter, primarily due to the non-recurrence of an $11 million gain recognized on the transfer of our U.S. market making business in the prior year quarter.  The current quarter’s results also reflect lower operating costs on the remaining operations. In the third quarter of 2017, we completed the transfer of our U.S. options market making business to Two Sigma Securities, LLC and by the end of 2017 we had exited the majority of our market making activities outside the U.S.  In addition, as a result of discontinuing our options market making activities, we expect that approximately $40 million in annual net expenses will be absorbed by the electronic brokerage segment. As of September 30, 2018, on a prospective basis, approximately 95% of the resources related to the $40 million in annual net expenses have been transferred to the electronic brokerage segment and the majority of the remaining 5% is expected to be transferred during the fourth quarter of 2018.

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

Nine-Month Results: Diluted earnings per share were $1.71 for the nine months ended September 30, 2018 (“current nine-month period”), compared to $1.10 for the nine months ended September 30, 2017 (“prior year nine-month period”). The calculation of diluted earnings per share is detailed in Note 4 to the condensed consolidated financial statements, elsewhere in this report.

Diluted earnings per share on comprehensive income were $1.54 for the current nine-month period, compared to $1.26 for the prior year nine-month period.

Consolidated: For the current nine-month period, our net revenues were $1,411 million and income before income taxes was $887 million, compared to net revenues of $1,187 million and income before income taxes of $685 million in the prior year nine-month period. The increase in income before income taxes in the current nine-month period was mainly driven by a 43% increase in net interest income and a 20% increase in commission revenue, partially offset by a 41% decrease in other income, a 6% increase in execution, clearing and distribution fees, and a 5% increase in employee compensation and benefits expenses. Our pre-tax profit margin was 63%, compared to 58% for the prior year nine-month period.

Electronic Brokerage: For the current nine-month period, income before income taxes in our electronic brokerage segment  increased $258 million, or 42%, compared to the prior year nine-month period, driven by higher net interest income, commission revenue and other income, partially offset by higher execution, clearing and distribution fees, general and administrative, and employee compensation and benefits expenses. Net revenues increased 33%, mainly from a 46% increase in net interest income, driven by higher benchmark interest rates and higher average customer credit and margin loan balances; a 20% increase in commissions, primarily driven by higher customer options and futures volume; and a 42% increase in other income led by higher fees earned from our FDIC sweep program, higher net mark-to-market gains on our U.S. government securities portfolio and other investments, higher order flow and market data fee income, compared to the prior year nine-month period. Pre-tax profit margin was 64% for the current nine-month period, compared to 60% for the prior year nine-month period. Customer accounts grew 26% and customer equity increased 23% from September 30, 2017.  For the current nine-month period, total DARTs for cleared and execution‑only customers  increased 23% to 832 thousand, compared to 674 thousand for the prior year nine-month period.

Market Making: For the current nine-month period, income before income taxes in our market making segment increased $60 million, to a gain of $25 million compared to the prior year nine-month period, primarily due to lower operating costs on the remaining operations and the non-recurrence of $24 million in one-time exit costs related to the wind-down of our options market making business, partially offset by the non-recurrence of an $11 million gain on the transfer of our U.S. market making business recognized in the prior year nine-month period.

Trading Volumes and Brokerage Statistics

The following tables present historical trading volumes and brokerage statistics for our business. However, volumes are not the only drivers in our business.

TRADE VOLUMES:

(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2015	65,937		242,846		18,769		327,553		1,305
2016	64,038	(3%)	259,932	7%	16,515	(12%)	340,485	4%	1,354
2017	31,282	(51%)	265,501	2%	14,835	(10%)	311,618	(8%)	1,246

3Q2017	6,834		66,262		3,698		76,794		1,229
3Q2018	4,795	(30%)	71,646	8%	5,293	43%	81,734	6%	1,308

2Q2018	4,575		78,026		4,641		87,242		1,363
3Q2018	4,795	5%	71,646	(8%)	5,293	14%	81,734	(6%)	1,308

CONTRACT AND SHARE VOLUMES:

(in 000’s, except %)

TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2015	634,388		140,668		172,742,520
2016	572,834	(10%)	143,287	2%	155,439,227	(10%)
2017	395,885	(31%)	124,123	(13%)	220,247,921	42%

3Q2017	93,470		31,508		55,195,706
3Q2018	92,297	(1%)	29,936	(5%)	45,572,711	(17%)

2Q2018	93,253		36,693		51,370,386
3Q2018	92,297	(1%)	29,936	(18%)	45,572,711	(11%)

MARKET MAKING

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2015	335,406		14,975		15,376,076
2016	307,377	(8%)	14,205	(5%)	13,082,887	(15%)
2017	102,025	(67%)	5,696	(60%)	7,139,622	(45%)

3Q2017	18,676		1,040		1,814,393
3Q2018	11,805	(37%)	758	(27%)	2,995,942	65%

2Q2018	11,813		756		2,442,203
3Q2018	11,805	0%	758	0%	2,995,942	23%

(1)	Futures contract volume includes options on futures.

BROKERAGE TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2015	298,982		125,693		157,366,444
2016	265,457	(11%)	129,082	3%	142,356,340	(10%)
2017	293,860	11%	118,427	(8%)	213,108,299	50%

3Q2017	74,794		30,468		53,381,313
3Q2018	80,492	8%	29,178	(4%)	42,576,769	(20%)

2Q2018	81,440		35,937		48,928,183
3Q2018	80,492	(1%)	29,178	(19%)	42,576,769	(13%)

BROKERAGE CLEARED

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2015	244,356		124,206		153,443,988
2016	227,413	(7%)	128,021	3%	138,523,932	(10%)
2017	253,304	11%	116,858	(9%)	209,435,662	51%

3Q2017	64,363		30,034		52,515,806
3Q2018	70,233	9%	28,922	(4%)	41,406,443	(21%)

2Q2018	71,873		35,679		47,840,126
3Q2018	70,233	(2%)	28,922	(19%)	41,406,443	(13%)

(1)	Futures contract volume includes options on futures.

BROKERAGE STATISTICS:

(in 000’s, except % and where noted)

Year over Year	3Q2018	3Q2017	% Change
Total Accounts	576	457	26%
Customer Equity (in billions) (1)	$142.5	$115.7	23%

Cleared DARTs	696	646	8%
Total Customer DARTs	763	695	10%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$3.78	$3.96	(5%)
DART per Avg. Account (Annualized)	312	365	(15%)
Net Revenue per Avg. Account (Annualized)	$3,109	$3,249	(4%)

Consecutive Quarters	3Q2018	2Q2018	% Change
Total Accounts	576	542	6%
Customer Equity (in billions) (1)	$142.5	$134.7	6%

Cleared DARTs	696	739	(6%)
Total Customer DARTs	763	797	(4%)

Cleared Customers (in $'s, except DART per account)
Commission per DART	$3.78	$3.86	(2%)
DART per Avg. Account (Annualized)	312	350	(11%)
Net Revenue per Avg. Account (Annualized)	$3,109	$3,190	(3%)

(1)   Excludes non‑customers.

Business Environment

During the third quarter of 2018, U.S. market volatility was higher than in the prior year quarter, though down from the levels seen in the first two quarters of the year. Market indices around the globe were mixed, with the S&P 500 index rising 7%, but with European and Asian indices predominantly down; and with U.S. interest rates continuing on an upward path while trends in benchmark rates of other currencies were varied.

Among our customer base, volatility is strongly correlated with customer trading activity across product types. As we maintain robust account and customer asset growth, we expect our customers’ trading activity to outpace general market volume measures. In addition, higher benchmark interest rates give us an opportunity to earn more net interest income on fully interest-sensitive assets.

Underpinning the impacts of these market factors is our customer account growth, which remained robust as total customer accounts increased 26% from the prior year quarter to 576 thousand and customer equity increased 23% to $142.5 billion. Institutional customers, such as hedge funds, mutual funds, introducing brokers, proprietary trading groups and financial advisors, comprised approximately 51% of total accounts and approximately 65% of total customer equity as of September 30, 2018. Our customer base is geographically diverse, with customers residing in over 200 countries and territories, and with over 50% of new customers coming from outside the U.S. We continue to attract large customers that seek our superior technology, high interest rates on cash balances, and low costs, as well as our securities finance services, including margin lending and short sale support.

The following is a summary of the key profit drivers that affect our business and how they compared to the prior year quarter:

Global trading volumes. According to data received from exchanges worldwide, volumes in exchange‑listed equity‑based options increased by approximately 15% globally and 13% in the U.S. for the current quarter, compared to the prior year quarter. During the current quarter we accounted for approximately 4.2% (4.9% in the prior year quarter) of the exchange‑listed equity‑based options volume traded worldwide (including options on ETFs and stock index products), and approximately 6.5% (7.5% in the prior year quarter) of exchange‑listed equity‑based options volume traded in the U.S. This decrease was primarily due to exiting our options market making activities in the U.S. It is important to note that although options volume is a readily comparable measure, it reflects only a portion of the volume that generates our commission revenues. See tables on pages 42-43 of this Quarterly Report on Form 10-Q for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

Volatility. Based on the Chicago Board Options Exchange Volatility Index (“VIX®”), the average U.S. market volatility increased to 12.9 in the current quarter, up 18% from the average of 11.0 in the prior year quarter, though down from the peak levels of the first and second quarters of 2018 (17.2 and 15.4, respectively). Higher volatility improves our electronic brokerage performance because it generally corresponds to higher trading volumes. In the third quarter of 2018, as the VIX increased, we saw a positive impact on customer trading activity and our commission revenues, which rose 2% over the prior year quarter.

Interest Rates. The U.S. Federal Reserve continued its series of increases in the target federal funds rate with hikes in June and September 2018, while rates in other currencies were mixed. Increases in benchmark rates have generally led to higher net interest income and wider net interest margin. Because we pay among the highest rates in the brokerage industry on qualified customer cash balances and charge among the lowest rates on margin borrowings, we attract customers who seek to maximize their yields and minimize their costs. As our margin balances are tied to benchmark rates, rising U.S. interest rates have enhanced the interest we receive on our U.S. dollar customer margin balances. Rising rates also increase the interest we earn on our segregated cash, the majority of which is invested in U.S. government securities and related instruments. Higher rates also raise our interest expense, as we pass along more interest to our customers. We believe our yields attract customers to our platform.

While the interest we pay on customer cash balances and the interest we earn on customer margin loans is based on fixed spreads around benchmark rates, additional net interest income is earned on non-interest bearing customer balances, e.g., on securities accounts with less than $100,000 in equity, and on rising balances. Electronic brokerage net interest income grew 37%, compared to the prior year quarter. During this time, average customer credit balances rose 3% due to an inflow of new accounts, and average customer margin loan balances increased 22%, due to our customers’ appetite for increased leverage, along with expanded prime broker financing.

Currency fluctuations. As a global electronic broker and market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in proportion to a defined basket of 14 currencies we call the “GLOBAL” in order to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current quarter the value of the GLOBAL, as measured in U.S. dollars, decreased 0.29% compared to its value as of June 30, 2018, which had a negative impact on our comprehensive earnings for the current quarter.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions, except share and per share amounts)
Revenues
Commissions	$167	$163	$572	$477
Interest income	363	243	1,007	626
Trading gains	7	11	32	26
Other income	21	70	121	205
Total revenues	558	487	1,732	1,334
Interest expense	119	61	321	147
Total net revenues	439	426	1,411	1,187

Non-interest expenses
Execution, clearing and distribution fees	57	61	196	185
Employee compensation and benefits	63	64	201	192
Occupancy, depreciation and amortization	12	11	35	34
Communications	7	7	20	22
General and administrative	25	15	70	67
Customer bad debt	(1)	-	2	2
Total non-interest expenses	163	158	524	502
Income before income taxes	276	268	887	685
Income tax expense	18	21	52	56
Net income	258	247	835	629
Less net income attributable to noncontrolling interests	219	216	709	551
Net income available for common stockholders	$39	$31	$126	$78

Earnings per share
Basic	$0.52	$0.44	$1.73	$1.12
Diluted	$0.51	$0.43	$1.71	$1.10

Weighted average common shares outstanding
Basic	74,649,469	71,109,577	72,879,007	69,405,624
Diluted	75,360,089	71,973,483	73,745,640	70,409,619

Comprehensive income
Net income available for common stockholders	$39	$31	$126	$78
Other comprehensive income
Cumulative translation adjustment, before income taxes	(1)	1	(14)	11
Income taxes related to items of other comprehensive income	-	-	(1)	-
Other comprehensive income (loss), net of tax	(1)	1	(13)	11
Comprehensive income available for common stockholders	$38	$32	$113	$89

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$219	$216	$709	$551
Other comprehensive income - cumulative translation adjustment	(2)	5	(60)	55
Comprehensive income attributable to noncontrolling interests	$217	$221	$649	$606

Three Months Ended September 30, 2018 (“current quarter”) compared to the Three Months Ended September 30, 2017 (“prior year quarter”)

Net Revenues

Total net revenues, for the current quarter,  increased $13 million, or 3%, compared to the prior year quarter, to $439 million. The increase in net revenues was primarily due to higher net interest income and commissions, partially offset by lower other income.

Commissions

Commissions, for the current quarter, increased $4 million,  or 2%,  compared to the prior year quarter, to $167 million, driven by higher customer options volume and higher DARTs in stocks, partially offset by lower average order sizes across most products. Total customer options contract volume increased 8%, while futures contract and stock share volumes  decreased 4% and 20%, respectively, compared to the prior year quarter.  The decline in stock trade volumes was due to lighter trading in low-priced stocks, and an increase in the proportion of trading in higher-priced stocks. As a result of this shift, while the number of shares traded declined, the DARTs and commissions on stocks both rose. Total DARTs for cleared and execution-only customers, for the current quarter, increased 10% to 763 thousand, compared to 695 thousand for the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current quarter, increased 8% to 696 thousand, compared to 646 thousand for the prior year quarter. Average commission per DART for cleared customers, for the current quarter,  decreased by 5% to $3.78, compared to $3.96 for the prior year quarter, reflecting smaller average order sizes across most products.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current quarter, increased $62 million, or 34%,  compared to the prior year quarter, to $244 million. The increase in net interest income was driven by higher average customer credit and margin loan balances and higher benchmark interest rates.

Net interest income on customer balances, for the current quarter, increased $64 million, compared to the prior year quarter, driven by a $1.6 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, a $5.2 billion increase in average customer margin loans, and a 0.77% increase in the average Federal Funds effective rate to 1.92%, compared to the prior year quarter. As a result of the increases in the Federal Funds effective rate, interest expense on customer credit balances denominated in U.S. dollars increased from the prior year quarter, in part, as we passed along more interest to our customers. The increase in benchmark rates also drove higher interest income earned on the investment of customer segregated cash and on margin lending to customers.

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

In the current quarter, average securities borrowed decreased 14%, to $3.5 billion and average securities loaned decreased 2%, to $3.9 billion, compared to the prior year quarter.  Securities borrowed and loaned balances were both impacted by reduced activity in the market making segment. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers and in our market making business. During the current quarter, net fees earned from securities lending transactions decreased $9 million, or 21%, compared to the prior year quarter due to fewer opportunities to borrow and lend “hard-to-borrow” (i.e., high fee rate) shares.  It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

Yields are generally a reflection of benchmark interest rates in each currency in which the Company and its customers hold cash balances. Because a substantial portion of customer cash and margin loans are denominated in currencies other than the U.S. dollar, changes in U.S. benchmark interest rates do not impact the total amount of segregated cash and securities, customer margin loans and customer credit balances. Furthermore, because interest is paid only on eligible cash credit balances (i.e., balances over $10 thousand or equivalent, in securities accounts with over $100 thousand in equity), changes in benchmark interest rates are not passed through to the total amount of customer credit balances. Finally, the Company’s policies with respect to currencies with negative interest rates impact the yields on segregated cash and customer credit balances as effective interest rates in those currencies fluctuate.

The following table presents net interest income information corresponding to interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017

	(in millions)
Average interest-earning assets
Segregated cash and securities	$20,923	$24,043
Customer margin loans	29,339	24,132
Securities borrowed	3,531	4,096
Other interest-earning assets	4,371	3,155
FDIC sweeps [1]	1,423	63
	$59,587	$55,489

Average interest-bearing liabilities
Customer credit balances	$48,544	$46,910
Securities loaned	3,882	3,964
	$52,426	$50,874

Net interest income
Segregated cash and securities, net 2/3	$$91	$60
Customer margin loans [4]	182	106
Securities borrowed and loaned, net	33	42
Customer credit balances, net 2/4	(79)	(36)
Other net interest income 1/3/5	25	11
Net interest income	$252	$183

Net interest margin ("NIM")	1.68%	1.31%

Annualized yields
Segregated cash and securities	1.73%	0.99%
Customer margin loans	2.46%	1.74%
Customer credit balances	0.65%	0.30%

(1)

Represents the average amount of customer cash swept into FDIC insured banks primarily as part of our Insured Bank Deposit Sweep Program. This item is not recorded in the Company's consolidated statement of financial condition. Income derived from program deposits is reported in other net interest income in the table above.

(2)

We have recategorized components of net interest income related to currencies with negative interest rates for prior periods, which amounts have been adjusted to conform to the current period presentation. For the prior year quarter, $4 million has been recategorized from net interest income on “segregated cash and securities, net” to “customer credit balances, net”.

(3)

During the current quarter, we have reclassified certain components of net interest income related to investments in U.S. government securities and reverse repurchase agreements, and as such, prior period amounts have been adjusted to conform to the current period presentation. For the prior year quarter, $2 million has been reclassified from net interest income on "segregated cash and securities, net" to "other net interest income, net".

(4)

Interest income and interest expense on customer margin loans and customer credit balances, respectively, are calculated on daily cash balances within each customer’s account on a net basis, which may result in an offset of balances across multiple account segments (e.g., between securities and commodities segments).

(5)	Includes income from financial instruments which has the same characteristics as interest, but is reported in other income in the Company’s condensed consolidated statements of comprehensive income.

Trading Gains

Trading gains, for the current quarter, decreased $4 million, or 36%, compared to the prior year quarter, to $7 million, on the remaining market making operations.  Reflecting the wind-down of our options market making activities, our market making operations executed 4.8 million trades compared to 6.8 million trades executed in the prior year quarter.  In addition, market making options and futures contract volumes decreased 37% and 27%, respectively, while stock share volumes increased 65%, compared to the prior year quarter, mainly due to low-priced stocks traded in Hong Kong.

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

Other Income

Other income, for the current quarter,  decreased $49 million, or 70%, compared to the prior year quarter, to $21 million.  Other income from core items increased $8 million, or 29%,  to $36 million, mainly driven by a $3 million increase in FDIC sweep fee income and increases in account activity fee income, order flow income and market data fee income, compared to the prior year quarter. Other income from non-core items decreased $57 million to a loss of $15 million, mainly driven by a $50 million decrease in gains from our currency diversification strategy (a loss of $24 million for the current quarter, compared to a gain of $26 million in the prior year quarter) and the non-recurrence of an $11 million gain recognized on the transfer of our U.S. market making business in the prior year quarter, partially offset by a gain of $3 million from the remeasurement of our Tax Receivable Agreement liability, payable to Holdings, as a result of the tax reclassification of a foreign subsidiary in the current quarter. A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Non‑Interest Expenses

Non-interest expenses, for the current quarter, increased $5 million, or 3%,  compared to the prior year quarter, to $163 million,  mainly due to a $10 million increase in general and administrative expenses and a $1 million increase in occupancy expenses, partially offset by a $4 million decrease in execution, clearing and distribution fees, a $1 million decrease in employee compensation and benefits, and a $1 million net recovery of customer bad debt compared to the prior year quarter. As a percentage of total net revenues, non-interest expenses were 37% for both the current quarter and the prior year quarter.

Execution, Clearing and Distribution  Fees

Execution, clearing and distribution fees, for the current quarter, decreased $4 million, or 7%, compared to the prior year quarter, to $57 million, driven by lower electronic brokerage segment trade volumes, where customer futures contract and stock share volumes decreased 4% and 20%, respectively; by the wind-down of our market making operations, which resulted in substantially lower options and futures contract volume; and by our receipt of a $3 million clearing fee rebate in the current quarter versus a  $1.5 million rebate in the prior year quarter.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current quarter, decreased $1 million, or 2%, compared to the prior year quarter, to $63 million, mainly due to regular adjustments to year-to-date budgeting for bonus accruals in the current quarter, compared to the prior year quarter, partially offset by a 16% increase in the number of employees to 1,380 for the current quarter-end, compared to 1,186 for the prior year quarter-end. Within the operating business segments, we continued to add staff in customer service, legal and compliance, and software development to support electronic brokerage and to reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 14% for the current quarter and 15% for the prior year quarter.

General and Administrative

General and administrative expenses, for the current quarter, increased $10 million, or 67%,  compared to the prior year quarter, to $25 million, mainly due to higher professional services fees and expenses related to legal and regulatory matters. As a percentage of total net revenues, general and administrative expenses were 6% for the current quarter and 4% for the prior year quarter.

Customer Bad Debt

Customer bad debt expense was a net recovery of $1 million, for the current quarter, compared to an immaterial loss in the prior year quarter.

Income Tax Expense

Income tax expense, for the current quarter,  decreased $3 million, or 14%, compared to the prior year quarter, to $18 million, primarily due to the effects of the Tax Cuts and Jobs Act (the “Tax Act”) which reduced the corporate income tax rate from 35% to 21%, compared to the prior year quarter, partially offset by a one-time income tax expense of $4 million related to the remeasurement of certain deferred tax assets due to the tax reclassification of a foreign subsidiary. This increase in income tax expense was partially offset by a $3 million increase in other income related to the remeasurement of the Tax Receivable Agreement liability. See Note 11 to the condensed consolidated financial statements, in Part 1, included elsewhere in this report.

The following table presents information about our income tax expense for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
	2018	2017

	(in millions)
Consolidated
Consolidated income before income taxes	$276	$268
IBG, Inc. stand-alone income before income taxes	3	-
Operating Companies income before income taxes	$273	$268

Operating Companies
Income before income taxes	$273	$268
Income tax expense	6	7
Net income available to members	$267	$261

IBG, Inc.
Average ownership percentage in IBG LLC	18.0%	17.3%
Net income available to IBG, Inc. from Operating Companies	$48	$45
IBG, Inc. stand-alone income before income taxes	3	-
Income before income taxes	51	45
Income tax expense	12	14
Net income available to common stockholders	$39	$31

Consolidated income tax expense
Income tax expense attributable to Operating Companies	$6	$7
Income tax expense attributable IBG, Inc.	12	14
Consolidated income tax expense	$18	$21

Operating Results

Income before income taxes, for the current quarter, increased $8 million, or 3%, to $276 million, compared to the prior year quarter.  Pretax profit margin was 63% for both the current quarter and the prior year quarter.

Our operating results, for the current quarter, excluding the effects of our currency diversification strategy, the net mark-to-market gains and losses from our U.S. government securities portfolio, and the one-time net recovery of costs related to the wind-down of our U.S. options market making operations, compared to the prior year quarter, were as follows: net revenues were $462 million, up 19%; income before income taxes was $299 million, up 29%; and pre-tax profit margin increased to 65% for the current quarter, from 60% for the prior year quarter.

Nine Months Ended September 30, 2018 (“current nine-month period”) compared to the Nine Months Ended September 30, 2017 (“prior year nine-month period”)

Net Revenues

Total net revenues, for the current nine-month period,  increased $224 million, or 19%, compared to the prior year nine-month period, to $1,411 million. The increase in net revenues was primarily due to higher net interest income and commissions, partially offset by lower other income.

Commissions

Commissions, for the current nine-month period, increased $95 million,  or 20%,  compared to the prior year nine-month period, to $572 million, driven by higher customer trading volumes in options and futures and continued customer account growth. Total customer options and futures contract volumes both increased 22%, while stock share volumes remained unchanged compared to the prior year nine-month period. Total DARTs for cleared and execution-only customers, for the current nine-month period, increased 23% to 832 thousand, compared to 674 thousand for the prior year nine-month period. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current nine-month period, increased 23% to 769 thousand, compared to 625 thousand for the prior year nine-month period. Average commission per DART for cleared customers, for the current nine-month period,  decreased by 2% to $3.90, compared to $3.99 for the prior year nine-month period, reflecting smaller average order sizes across most products.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current nine-month period, increased $207 million, or 43%,  compared to the prior year nine-month period, to $686 million. The increase in net interest income was driven by higher average customer credit and margin loan balances and higher benchmark interest rates.

Net interest income on customer balances, for the current nine-month period, increased $182 million, compared to the prior year nine-month period, driven by a $3.1 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, a $7.6 billion increase in average customer margin loans, and a 0.77% increase in the average Federal Funds effective rate to 1.70%, compared to the prior year nine-month period. As a result of the increases in the Federal Funds effective rate, interest expense on customer credit balances denominated in U.S. dollars increased from the prior year nine-month period, in part, as we passed along more interest to our customers. The increase in benchmark rates also drove higher interest income earned on the investment of customer segregated cash and on margin lending to customers.

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

In the current nine-month period, average securities borrowed decreased 19%, to $3.3 billion and average securities loaned increased 8%, to $4.1 billion, compared to the prior year nine-month period.  Securities borrowed and loaned balances were both impacted by reduced activity in the market making segment. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers and in our market making business. During the current nine-month period, net fees earned from securities lending transactions increased $4 million, or 4%, compared to the prior year nine-month period.  The increase in net interest income from securities lending transactions was attributable to the electronic brokerage segment. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

Yields are generally a reflection of benchmark interest rates in each currency in which the Company and its customers hold cash balances. Because a substantial portion of customer cash and margin loans are denominated in currencies other than the U.S. dollar, changes in U.S. benchmark interest rates do not impact the total amount of segregated cash and securities, customer margin loans and customer credit balances. Furthermore, because interest is paid only on eligible cash credit balances (i.e., balances over $10 thousand or equivalent, in securities accounts with over $100 thousand in equity), changes in benchmark interest rates are not passed through to the total amount of customer credit balances. Finally, the Company’s policies with respect to currencies with negative interest rates impact the yields on segregated cash and customer credit balances as effective interest rates in those currencies fluctuate.

The following table presents net interest income information corresponding to interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017

	(in millions)
Average interest-earning assets
Segregated cash and securities	$20,437	$24,207
Customer margin loans	29,599	22,017
Securities borrowed	3,295	4,071
Other interest-earning assets	4,208	2,748
FDIC sweeps [1]	1,122	52
	$58,661	$53,095

Average interest-bearing liabilities
Customer credit balances	$47,954	$44,901
Securities loaned	4,068	3,765
	$52,022	$48,666

Net interest income
Segregated cash and securities, net 2/3	$233	$143
Customer margin loans [4]	485	270
Securities borrowed and loaned, net	116	112
Customer credit balances, net 2/4	(191)	(68)
Other net interest income 1/3/5	63	23
Net interest income	$706	$480

Net interest margin ("NIM")	1.61%	1.21%

Annualized yields
Segregated cash and securities	1.52%	0.79%
Customer margin loans	2.19%	1.64%
Customer credit balances	0.53%	0.20%

(1)

Represents the average amount of customer cash swept into FDIC insured banks primarily as part of our Insured Bank Deposit Sweep Program. This item is not recorded in the Company's consolidated statement of financial condition. Income derived from program deposits is reported in other net interest income in the table above.

(2)

We have recategorized components of net interest income related to currencies with negative interest rates for prior periods, which amounts have been adjusted to conform to the current period presentation. For the prior year nine-month period, $12 million has been recategorized from net interest income on “segregated cash and securities, net” to “customer credit balances, net”.

(3)

During the current quarter, we have reclassified certain components of net interest income related to investments in U.S. government securities and reverse repurchase agreements, and as such, prior period amounts have been adjusted to conform to the current period presentation. For the prior year nine-month period, $5 million has been reclassified from net interest income on "segregated cash and securities, net" to "other net interest income, net". For the quarters ended March 31, 2017, June 30, 2017, December 31, 2017, March 31, 2018, and June 30, 2018 the amounts reclassified were $1 million, $2 million, $3 million, $3 million and $4 million, respectively.

(4)

Interest income and interest expense on customer margin loans and customer credit balances, respectively, are calculated on daily cash balances within each customer’s account on a net basis, which may result in an offset of balances across multiple account segments (e.g., between securities and commodities segments).

(5)	Includes income from financial instruments which has the same characteristics as interest, but is reported in other income in the Company’s condensed consolidated statements of comprehensive income.

Trading Gains

Trading gains, for the current nine-month period, increased $6 million, or 23%, compared to the prior year nine-month period, to $32 million, reflecting favorable conditions in the few select markets in which we continue to operate. Reflecting the wind-down of our options market making activities, our market making operations executed 13.8 million trades compared to 27.0 million trades executed in the prior year nine-month period.  In addition, market making options and futures contract volumes decreased 59% and 48%, respectively, while stock share volumes increased 53%, compared to the prior year nine-month period, mainly due to low-priced stocks traded in Hong Kong.

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

Other Income

Other income, for the current nine-month period,  decreased $84 million, or 41%, compared to the prior year nine-month period, to $121 million. Other income from core items increased $24 million, or 30%, to $104 million, mainly driven by a $6 million increase in FDIC sweep fee income and increases in market data fee income, order flow income, account activity fee income, risk exposure fee income and consulting fee income, compared to the prior year nine-month period. Other income from non-core items decreased $108 million, or 86%,  to $17 million, mainly driven by an $111 million decrease in gains from our currency diversification strategy (a loss of $7 million for the current nine-month period, compared to a gain of $104 million in the prior year nine-month period) and the non-recurrence of an $11 million gain recognized on the transfer of our U.S. market making business in the prior year nine-month period, partially offset by an $8 million increase in net gains from other investments and a gain of $3 million from the remeasurement of our Tax Receivable Agreement liability, payable to Holdings, as a result of the tax reclassification of a foreign subsidiary in the current nine-month period. A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Non‑Interest Expenses

Non-interest expenses, for the current nine-month period, increased $22 million, or 4%,  compared to the prior year nine-month period, to $524 million,  mainly due to a $11 million increase in execution, clearing and distribution fees, a $9 million increase in employee compensation and benefits, and a $3 million increase in general and administrative expenses, partially offset by a $2 million decrease in communications expense, compared to the prior year nine-month period. As a percentage of total net revenues, non-interest expenses were 37% for the current nine-month period and 42% for the prior year nine-month period.

Execution, Clearing and Distribution Fees

Execution, clearing and distribution fees, for the current nine-month period, increased $11 million, or 6%, compared to the prior year nine-month period, to $196 million, driven by higher electronic brokerage segment trade volumes, where customer options and futures contract volumes both increased 22%. This was partially offset by the wind-down of our market making operations, which resulted in substantially lower options and futures contract volumes.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current nine-month period, increased $9 million, or 5%, compared to the prior year nine-month period, to $201 million, mainly due to increases in employee incentive compensation accruals in the current nine-month period, compared to the prior year nine-month period and by a 16% increase in the number of employees to 1,380, for the current nine-month period-end, compared to 1,186 for the prior year nine-month period-end. Within the operating business segments, we continued to add staff in customer service, legal and compliance, and software development to support electronic brokerage and to reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 14% for the current nine-month period and 16% for the prior year nine-month period.

General and Administrative

General and administrative expenses, for the current nine-month period, increased $3 million, or 4%,  compared to the prior year nine-month period, to $70 million, mainly due to higher professional services fees and expenses related to legal and regulatory matters, partially offset by the non-recurrence of $21 million in one-time exit costs related to the wind-down of our options market making business recognized in the prior year nine-month period. As a percentage of total net revenues, general and administrative expenses were 5% for the current nine-month period and 6% the prior year nine-month period.

Customer Bad Debt

Customer bad debt expense, for the current nine-month period, remained unchanged compared to the prior year nine-month period, at $2 million.

Income Tax Expense

Income tax expense, for the current nine-month period,  decreased $4 million, or 7%, compared to the prior year nine-month period, to $52 million, primarily due to the effects of the Tax Cuts and Jobs Act (the “Tax Act”) which reduced the corporate income tax rate from 35% to 21%, partially offset by a one-time income tax expense of $4 million related to the remeasurement of certain deferred tax assets due to the tax reclassification of a foreign subsidiary. This increase in tax expense was partially offset by a $3 million increase in other income related to the remeasurement of the Tax Receivable Agreement liability. See Note 11 to the condensed consolidated financial statements, in Part 1, included elsewhere in this report.

The following table presents information about our income tax expense for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018	2017

	(in millions)
Consolidated
Consolidated income before income taxes	$887	$685
IBG, Inc. stand-alone income before income taxes	3	(1)
Operating Companies income before income taxes	$884	$686

Operating Companies
Income before income taxes	$884	$686
Income tax expense	23	22
Net income available to members	$861	$664

IBG, Inc.
Average ownership percentage in IBG LLC	17.7%	16.9%
Net income available to IBG, Inc. from Operating Companies	$152	$112
IBG, Inc. stand-alone income before income taxes	3	-
Income before income taxes	155	112
Income tax expense	29	34
Net income available to common stockholders	$126	$78

Consolidated income tax expense
Income tax expense attributable to Operating Companies	$23	$22
Income tax expense attributable IBG, Inc.	29	34
Consolidated income tax expense	$52	$56

Operating Results

Income before income taxes, for the current nine-month period, increased $202 million, or 29%, to $887 million, compared to the prior year nine-month period. Pretax profit margin was 63% for the current nine-month period, up from 58% in the prior year nine-month period.

Our operating results, for the current nine-month period, excluding the effects of our currency diversification strategy, the net mark-to-market gains and losses from our U.S. government securities portfolio, and the one-time net costs related to the wind-down of our options market making business, compared to the prior year nine-month period, were as follows: net revenues were $1,417 million, up 32%; income before income taxes was $893 million, up 50%; and pre-tax profit margin increased to 63% for the current nine-month period, from 56% for the prior year nine-month period.

Business Segments

The following table sets forth the net revenues, non-interest expenses and income before income taxes for our business segments:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017

		(in millions)
Electronic Brokerage	Net revenues	$444	$367	$1,352	$1,015
	Non-interest expenses	152	142	486	407
	Income before income taxes	$292	$225	$866	$608

	Pre-tax profit margin	66%	61%	64%	60%

Market Making	Net revenues	$16	$30	$59	$61
	Non-interest expenses	9	19	34	96
	Income (loss) before income taxes	$7	$11	$25	$(35)

	Pre-tax profit (loss) margin	44%	37%	42%	(57%)

Corporate(1)	Net revenues	$(21)	$29	$-	$111
	Non-interest expenses	2	(3)	4	(1)
	Income before income taxes	$(23)	$32	$(4)	$112

Total	Net revenues	$439	$426	$1,411	$1,187
	Non-interest expenses	163	158	524	502
	Income before income taxes	$276	$268	$887	$685

	Pre-tax profit margin	63%	63%	63%	58%

(1) The corporate segment includes corporate related activities, inter-segment eliminations, and gains and losses on positions held as part of our overall currency diversification strategy.

The following sections discuss the results of our operations by business segment, excluding a discussion of corporate segment income and expense. In the following tables, revenues and expenses directly associated with each business segment are included in determining income before income taxes. Due to the integrated nature of the business segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between business segments generally result from one subsidiary facilitating the business of another subsidiary through the use of its existing trading memberships and clearing arrangements. In such cases, certain revenue and expense items are eliminated to accurately reflect the external business conducted in each business segment. Rates on transactions between business segments are designed to approximate full costs. In addition to execution, clearing and distribution fees, which are the main cost driver for both the market making and the electronic brokerage segments, each business segment’s operating expenses include: (i) employee compensation and benefits expenses that are incurred directly in support of each business segment, (ii) general and administrative expenses, which include directly incurred expenses for property leases, professional fees, travel and entertainment, communications and information services, equipment, and (iii) indirect support costs (including compensation and other related operating expenses) for administrative services provided by corporate segment subsidiaries. Such administrative services include, but are not limited to, computer software development and support, accounting, tax, legal and facilities management.

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in millions)
Revenues
Commissions	$167	$164	$572	$478
Interest income	363	220	1,002	563
Other income	42	32	118	83
Total revenues	572	416	1,692	1,124
Interest expense	128	49	340	109
Total net revenues	444	367	1,352	1,015

Non-interest expenses
Execution, clearing and distribution fees	54	55	185	158
Employee compensation and benefits	31	32	97	92
Occupancy, depreciation and amortization	4	4	13	13
Communications	4	4	12	12
General and administrative	60	47	177	130
Customer bad debt	(1)	-	2	2
Total non-interest expenses	152	142	486	407

Income before income taxes	$292	$225	$866	$608
Three Months Ended September 30,  2018 (“current quarter”) compared to the Three Months Ended September 30,  2017 (“prior year quarter”)

Electronic brokerage total net revenues, for the current quarter,  increased $77 million, or 21%,  compared to the prior year quarter, to $444 million, due to higher net interest income, other income and commissions.

Commissions, for the current quarter, increased $3 million,  or 2%,  compared to the prior year quarter, to $167 million, driven by higher customer options volume and higher DARTs in stocks, partially offset by lower average order sizes across most products. Total customer options volumes increased 8%, while futures contract and stock share volumes  decreased 4% and 20%, respectively, compared to the prior year quarter.  The decline in stock trade volumes was due to lighter trading in low-priced stocks, and an increase in the proportion of trading in higher-priced stocks. As a result of this shift, while the number of shares traded declined, the DARTs and commissions on stocks both rose. Total DARTs for cleared and execution-only customers, for the current quarter, increased 10% to 763 thousand, compared to 695 thousand for the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current quarter, increased 8% to 696 thousand, compared to 646 thousand for the prior year quarter. Average commission per DART for cleared customers, for the current quarter,  decreased by 5% to $3.78, compared to $3.96 for the prior year quarter, reflecting smaller average order sizes across most products.

Net interest income, for the current quarter,  increased $64 million, or 37%, compared to the prior year quarter, to $235 million, driven by a $1.6 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, a $5.2 billion increase in average customer margin loans, and a 0.77% increase in the average Federal Funds effective rate to 1.92%, compared to the prior year quarter. As a result of the increases in the Federal Funds effective rate, interest expense on customer credit balances denominated in U.S. dollars increased from the prior year quarter, in part, as we passed along more interest to our customers. The increase in benchmark rates also drove higher interest income earned on the investment of customer segregated cash and on margin lending to customers.

Other income, for the current quarter,  increased $10 million, or 31%, compared to the prior year quarter, to $42 million, mainly driven by a $3 million increase in net gains from other investments, a $3 million increase in FDIC sweep fee income, and increases in account activity fee income, order flow income, and market data fee income.

Non-interest expenses, for the current quarter,  increased $10 million, or 7%,  compared to the prior year quarter, to $152 million. Within non-interest expenses, execution, clearing and distribution fees decreased $1 million, or 2%, driven by lower customer trading volumes in futures and stocks, which decreased 4% and 20%, respectively, compared to the prior year quarter. Employee compensation and benefits expenses, for the current quarter, decreased $1 million, or 3%, mainly due to regular adjustments to year-to-date budgeting for bonus accruals in the current quarter, compared to the prior year quarter. General and administrative expenses increased, $13 million, or 28%, mainly due to the redeployment of staff from market making to electronic brokerage activities, which accounted for $5 million of this increase. In addition, general and administrative expenses for the current quarter include higher professional services fees and expenses related to legal and regulatory matters, compared to the prior year quarter. As a percentage of total net revenues, non-interest expenses were 34% for the current quarter and 39% for the prior year quarter.

Income before income taxes, for the current quarter,  increased $67 million, or 30%,  compared to the prior year quarter, to $292 million. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 66% for the current quarter and 61% for the prior year quarter.

Electronic brokerage operating results, for the current quarter, excluding the net mark-to-market gains and losses on our U.S. government securities portfolio, compared to the prior year quarter, were as follows: net revenues were $443 million, up 21%; income before income taxes was $291 million, up 30%; and pre-tax profit margin increased to 66% for the current quarter from 61% for the prior year quarter.

Nine Months Ended September 30,  2018 (“current  nine-month period”) compared to the Nine Months Ended September 30,  2017 (“prior year nine-month period”)

Electronic brokerage total net revenues, for the current nine-month period,  increased $337 million, or 33%,  compared to the prior year nine-month period, to $1,352 million, due to higher net interest income, commissions, and other income.

Commissions, for the current nine-month period,  increased $94 million, or 20%, compared to the prior year nine-month period, to $572 million, driven by higher customer trading volumes in options and futures and continued customer account growth. Total customer options and futures contract volumes both increased 22%, while stock share volumes remained unchanged compared to the prior year nine-month period. Total DARTs for cleared and execution-only customers, for the current nine-month period,  increased 23% to 832 thousand, compared to 674 thousand for the prior year nine-month period. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current nine-month period,  increased 23% to 769 thousand, compared to 625 thousand for the prior year nine-month period. Average commission per DART for cleared customers, for the current nine-month period,  decreased by 2% to $3.90, compared to $3.99 for the prior year nine-month period, reflecting smaller average order sizes across most products.

Net interest income, for the current nine-month period,  increased $208 million, or 46%, compared to the prior year nine-month period, to $662 million, driven by a $3.1 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, a $7.6 billion increase in average customer margin loans, and a 0.77% increase in the average Federal Funds effective rate to 1.70%, compared to the prior year nine-month period. As a result of the increases in the Federal Funds effective rate, interest expense on customer credit balances denominated in U.S. dollars increased from the prior year nine-month period, in part, as we passed along more interest to our customers. The increase in benchmark rates also drove higher interest income earned on the investment of customer segregated cash and on margin lending to customers.

Other income, for the current nine-month period,  increased $35 million, or 42%, compared to the prior year nine-month period, to $118 million, mainly driven by a  $10 million increase in net gains from other investments, a $6 million increase in FDIC sweep fee income, a $5 million increase in market data fee income, a $4 million higher net mark-to-market gain on our U.S. government securities portfolio (a gain of $1 million for the current nine-month period, compared to a loss of $3 million in the prior year nine-month period), and increases in order flow income, risk exposure fee income, and account activity fee income, compared to the prior year nine-month period.

Non-interest expenses, for the current nine-month period,  increased $79 million, or 19%,  compared to the prior year nine-month period, to $486 million. Within non-interest expenses, execution, clearing and distribution fees increased $27 million, or 17%, driven by higher customer trading volumes in options and futures, which both increased 22%, compared to the prior year nine-month period. A  22% increase in the number of employees providing services to the electronic brokerage segment led to increased employee compensation and benefits expenses of $5 million, or 5%, and increased general and administrative expenses of $47 million, both of which, in part, reflect a redeployment of staff from market making to electronic brokerage activities, which accounted for $26 million of this increase. In addition, general and administrative expenses for the current nine-month period include higher professional services fees and expenses related to legal and regulatory matters, compared to the prior year nine-month period. As a percentage of total net revenues, non-interest expenses were 36% for the current nine-month period and 40% for the prior year nine-month period.

Income before income taxes, for the current nine-month period,  increased $258 million, or 42%,  compared to the prior year nine-month period, to $866 million. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 64% for the current nine-month period and 60% for the prior year nine-month period.

Electronic brokerage operating results, for the current nine-month period, excluding the net mark-to-market gains and losses from our U.S. government securities portfolio, compared to the prior year nine-month period, were as follows: net revenues were $1,351 million, up 33%; income before income taxes was $865 million, up 42%; and pre-tax profit margin increased to 64% for the current nine-month period from 60% for the prior year nine-month period.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in millions)
Revenues
Interest income	$11	$23	$36	$65
Trading gains	7	11	32	26
Other income	2	11	7	14
Total revenues	20	45	75	105
Interest expense	4	15	16	44
Total net revenues	16	30	59	61

Non-interest expenses
Execution, clearing and distribution fees	3	6	12	28
Employee compensation and benefits	2	7	9	20
Occupancy, depreciation and amortization	-	-	-	2
Communications	1	2	1	6
General and administrative	3	4	12	40
Total non-interest expenses	9	19	34	96

Income (loss) before income taxes	$7	$11	$25	$(35)

Three Months Ended September 30,  2018 (“current quarter”) compared to the Three Months Ended September 30,  2017 (“prior year quarter”)

As previously described, in early 2017 we started the process of winding down our options market making operations and the market making results described below were impacted by such pull-back.

Market making total net revenues, for the current quarter, decreased $14 million, or 47%, compared to the prior year quarter, to $16 million, primarily due to lower trading gains and other income.

Trading gains, for the current quarter, decreased $4 million, or 36%, compared to the prior year quarter, to $7 million. Net interest income was $7 million for the current quarter and $8 million for the prior year quarter. Other income, decreased $9 million, or 82%, compared to the prior year quarter, to $2 million, mainly due to the non-recurrence of an $11 million gain recognized on the transfer of our U.S. market making business in the prior year quarter.

Non-interest expenses, for the current quarter, decreased $10 million, or 53%, compared to the prior year quarter, to $9 million. Within non-interest expenses, execution, clearing and distribution fees decreased $3 million, or 50%, on lower trading volumes in options and futures. Employee compensation and benefits expenses decreased $5 million, or 71%, and general and administrative expenses decreased $1 million, or 25%. As a percentage of total net revenues, non-interest expenses were 56% for the current quarter and 63% for the prior year quarter. Income before income taxes, for the current quarter, decreased $4 million, or 36%, compared to the prior year quarter, to $7 million.

Nine Months Ended September 30,  2018 (“current nine-month period”) compared to the Nine Months Ended September 30,  2017 (“prior year nine-month period”)

As previously described, in early 2017 we started the process of winding down our options market making operations and the market making results described below were impacted by such pull-back.

Market making total net revenues, for the current nine-month period, decreased $2 million, or 3%, compared to the prior year nine-month period, to $59 million, primarily due to lower other income and net interest income, partially offset by higher trading gains.

Trading gains, for the current nine-month period, increased $6 million, or 23%, compared to the prior year nine-month period, to $32 million, reflecting favorable conditions in the few select markets in which we continue to operate. Net interest income was $20 million for the current nine-month period and $21 million for the prior year nine-month period. Other income, decreased $7 million, or 50%, compared to the prior year nine-month period, to $7 million, mainly due to the non-recurrence of an $11 million gain recognized on the transfer of our U.S. market making business in the prior year nine-month period.

Non-interest expenses, for the current nine-month period, decreased $62 million, or 65%, compared to the prior year nine-month period, to $34 million. Within non-interest expenses, execution, clearing and distribution fees decreased $16 million, or 57%, on lower trading volumes in options and futures. Employee compensation and benefits expenses decreased $11 million, or 55%, and general and administrative expenses decreased $28 million, or 70%, primarily due to the non-recurrence of $24 million in one-time exit costs related to the wind-down of our options market making business recognized in the prior year nine-month period. As a percentage of total net revenues, non-interest expenses were 58% for the current nine-month period and 157% for the prior year nine-month period. Income before income taxes, for the current nine-month period, increased $60 million, compared to the prior year nine-month period, to $25 million.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of cash, investments of customer funds, collateralized receivables arising from customer‑related and proprietary securities transactions, and exchange‑listed marketable securities,  which are marked‑to‑market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed, and, to a lesser extent, receivables from clearing houses for settlement of securities transactions, and securities purchased under agreements to resell. As of September 30,  2018, total assets were $62.1 billion of which approximately $61.7 billion, or 99.4% were considered liquid.

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

Liability balances, as of September 30, 2018, in connection with our payables to customers were higher than the average monthly balances during the quarter. Liability balances, as of September 30, 2018, in connection with our securities loaned and short-term borrowings were lower than their respective average monthly balances during the current quarter.

Cash and cash equivalents held by our non‑U.S. operating companies as of September 30,  2018 were $678 million ($590 million as of December 31, 2017). These funds are primarily intended to finance each individual operating company’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. In September 2018 a dividend of $54 million was paid from one of our non-U.S. subsidiaries. As of September 30, 2018, we had no intention to repatriate further amounts from non‑U.S. operating companies. With the enactment of the Tax Act, we recognized a $62 million liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries for the year ended December 31, 2017. As a result, in the event dividends were to be paid to the Company in the future by a non‑U.S. operating company, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 9% to $6.9 billion as of September 30, 2018 from $6.3 billion as of September 30,  2017. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Net cash provided by operating activities	$2,764	$2,295
Net cash used in investing activities	(43)	(14)
Net cash used in financing activities	(341)	(294)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(74)	66
Increase in cash, cash equivalents, and restricted cash	$2,306	$2,053

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

Nine Months Ended September 30, 2018: Our cash, cash equivalents, and restricted cash increased by $2,306 million to $10.6 billion for the nine months ended September 30, 2018. We raised $2,764 million in net cash from operating activities. We used net cash of $384 million in our investing and financing activities, primarily for distributions to noncontrolling interests, dividends paid to our common stockholders, and payments made under the Tax Receivable Agreement, partially offset by higher short term borrowings. Investing activities mainly consisted of a strategic investment and purchases of property, equipment, and intangible assets.

Nine Months Ended September 30, 2017: Our cash, cash equivalents, and restricted cash increased by $2,053 million to $9.6 billion for the nine months ended September 30, 2017. We raised $2,295 million in net cash from operating activities. We used net cash of $308 million in our investing and financing activities, primarily for repayment of short-term borrowing, distributions to noncontrolling interests, dividends paid to our common stockholders,  and payments made under the Tax Receivable Agreement.

Regulatory Capital Requirements

Our principal operating companies are subject to separate regulation and capital requirements in the U.S. and other jurisdictions. IB LLC and TH LLC are registered U.S. broker‑dealers and their primary regulators include the SEC,  the Chicago Board Options Exchange, and Financial Industry Regulatory Authority (“FINRA”).  Additionally, IB LLC is a registered futures commission merchant regulated by the Commodity Futures Trading Commission (“CFTC”) and the Chicago Mercantile Exchange. IB LLC is also a registered U.S. forex dealer member regulated by the National Futures Association (“NFA”).  IBKRFS is registered to do business in Switzerland as a securities dealer and is regulated by the Swiss Financial Market Supervisory Authority. Our various other operating companies are similarly regulated. See the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our regulated operating companies.

As of September 30,  2018, aggregate excess regulatory capital for all of the operating companies was $5.5 billion, and all of the operating companies were in compliance with their respective regulatory capital requirements.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$4,699	$514	$4,185
TH LLC	206	-	206
IBKRFS	590	89	501
Other regulated Operating Companies	773	132	641
	$6,268	$735	$5,533

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were approximately $23 million and $16 million for the nine-months ended September 30,  2018 and 2017, respectively. In the future, we plan to meet capital expenditure needs,  with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

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

Strategic Investments and Acquisitions

We regularly evaluate potential strategic investments and acquisitions. We hold strategic investments in electronic trading exchanges including: BOX Options Exchange, LLC and OneChicago LLC. In addition, in June 2018, we consummated a strategic investment in Tiger Brokers, an online stock brokerage established for Chinese retail and institutional clients.

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own.

As of September 30,  2018, there were no other definitive agreements with respect to any material acquisition.

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

We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and as such, consolidate IBG LLC’s financial results into our financial statements. We hold approximately 18.1% ownership interest in IBG LLC. Holdings is owned by the original members of IBG LLC and holds approximately 81.9% ownership interest in IBG LLC. Our current share of IBG LLC’s net income is approximately 18.1%.

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

Valuation of Financial Assets and Financial Liabilities

Due to the nature of our operations, substantially all of our financial assets, comprised of financial instruments owned, securities purchased under agreements to resell, securities borrowed, receivable from customers, and receivables from brokers, dealers and clearing organizations are carried at fair value based on published market prices and are marked to market daily, or are assets which are short‑term in nature and are reported at amounts that approximate fair value. Similarly, all of our financial liabilities that arise from financial instruments sold but not yet purchased, securities sold under agreements to repurchase, securities loaned, payables to customers, and payables to brokers, dealers and clearing organizations are carried at fair value based on published market prices and are marked to market daily, or are liabilities which are short-term in nature and are reported at amounts that approximate fair value. Our long and short positions are mainly valued at the last consolidated trade price at the close of regular trading hours, in their respective markets. Given that we manage a globally integrated market making portfolio, we may have offsetting positions in securities and commodities that trade on different exchanges that close at different times of the trading day. As a result, there may be large and anomalous swings in the value of our positions daily and, accordingly, in our earnings in any period. This is especially true on the last business day of each calendar quarter or year, although such swings tend to come back into equilibrium on the first business day of the succeeding calendar quarter or year.

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

We have been from time to time subject to certain pending and legal actions which arise out of the normal course of business. Litigation is inherently unpredictable, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages. We cannot predict with certainty the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of final resolution or the ultimate settlement. Consequently, we cannot estimate losses or ranges of losses related to such legal matters, even in instances where it is reasonably possible that a future loss will be incurred. As of September 30,  2018, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period. As of September 30,  2018 and December 31, 2017, reserves provided for potential losses related to litigation matters were not material.

Income Taxes

We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits are based on enacted tax laws and reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Determining income tax expense requires significant judgment and estimates.

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

Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
ASU 2017-12	Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
ASU 2018-02	Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.	Effective for fiscal years and first interim periods beginning after December 15, 2018.
ASU 2018-03	Technical Correction and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.	Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018.
ASU 2018-07	Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
ASU 2018-08	Not for Profit Entities (Topic 958) and Other Expenses - Contributions (Topic 720): Clarifying the Scope and the Accounting for Contributions Received and Contributions Made.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
ASU 2018-10	Leases (Topic 842): Codification Improvements.	Effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods.
ASU 2018-11	Leases (Topic 842): Targeted Improvements.	Effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods.
ASU 2018-13	Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.	Effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods.
ASU 2018-15	Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.	Effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods.

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

Foreign Currency Exposure

As a result of our international activities and accumulated earnings in our foreign subsidiaries, our income and net worth is exposed to fluctuations in foreign exchange rates. For example, our European operations and some of our Asian operations are conducted by our Swiss subsidiary, IBKRFS.  IBKRFS is regulated by the Swiss Financial Market Supervisory Authority as a securities dealer and its financial statements are presented in Swiss francs. Accordingly, IBKRFS is exposed to certain foreign exchange risks as described below:

•

IBKRFS buys and sells securities denominated in various currencies and carries bank balances and borrows and lends such currencies in its regular course of business. At the end of each accounting period, IBKRFS’ assets and liabilities are revalued into Swiss francs for presentation in its financial statements. The resulting foreign currency gains or losses are reported in IBKRFS’ income statement and, as translated into U.S. dollars for U.S. GAAP purposes, in our condensed consolidated statement of comprehensive income, as a component of other income.

•

IBKRFS’ financial statements are presented in Swiss francs (i.e., its functional currency) as noted above. At the end of each accounting period, IBKRFS’ net worth is translated at the then prevailing exchange rate into U.S. dollars and the resulting translation gain or loss is reported as OCI in our condensed consolidated statement of financial condition and condensed consolidated statement of comprehensive income. OCI is also produced by our other non‑U.S. subsidiaries.

Historically, we have taken the approach of not hedging the above exposures, based on the notion that the cost of constantly hedging over the years would amount to more than the random impact of rate changes on our non‑U.S. dollar balances. For instance, an increase in the value of the Swiss franc would be unfavorable to the earnings of IBKRFS but would be counterbalanced to some extent by the fact that the translation gain or loss into U.S. dollars is likely to move in the opposite direction.

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

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL increased from $ 0.977 to $ 0.969, or 0.84%,  as of September 30, 2018 compared to September 30, 2017. As of September 30,  2018, approximately 30% of our equity was denominated in currencies other than the U.S. dollar.

The table below shows a comparison of the U.S. dollar equivalent of the GLOBAL as of September 30,  2018 and 2017.

		As of 9/30/2017				As of 9/30/2018
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.68	1.0000	0.680	69.6%	$4,394	1.0000	0.680	70.2%	$4,847	0.6%
EUR	0.09	1.1815	0.106	10.9%	687	1.1607	0.104	10.8%	744	-0.1%
JPY	4.41	0.0089	0.039	4.0%	253	0.0088	0.039	4.0%	276	0.0%
GBP	0.02	1.3398	0.027	2.7%	173	1.3031	0.026	2.7%	186	-0.1%
HKD	0.14	0.1280	0.018	1.8%	116	0.1277	0.018	1.8%	127	0.0%
INR	1.10	0.0153	0.017	1.7%	109	0.0138	0.015	1.6%	108	-0.2%
CHF	0.02	1.0328	0.021	2.1%	133	1.0183	0.020	2.1%	145	0.0%
CAD	0.02	0.8019	0.016	1.6%	104	0.7747	0.015	1.6%	110	0.0%
CNH	0.10	0.1504	0.015	1.5%	97	0.1454	0.015	1.5%	104	0.0%
AUD	0.02	0.7834	0.016	1.6%	101	0.7224	0.014	1.5%	103	-0.1%
MXN	0.17	0.0548	0.009	1.0%	60	0.0534	0.009	0.9%	65	0.0%
SEK	0.05	0.1227	0.006	0.6%	40	0.1125	0.006	0.6%	40	0.0%
NOK	0.03	0.1256	0.004	0.4%	24	0.1228	0.004	0.4%	26	0.0%
DKK	0.02	0.1588	0.003	0.3%	21	0.1556	0.003	0.3%	22	0.0%
			0.977	100.0%	$6,312		0.969	100.0%	$6,903	0.0%

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

Interest Rate Risk

We had no variable‑rate debt outstanding as of September 30,  2018.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies, on cash balances above $10 thousand  (or equivalent) in securities accounts holding more than $100 thousand (or equivalent) net asset value. In a normal rate environment, we typically invest a portion of these funds in U.S. government securities with maturities of up to two years. If interest rates were to increase rapidly and substantially, our net interest income would not increase proportionally with the interest rates for the portion of the funds invested in the U.S. government securities with fixed yields. In addition, the mark-to-market changes in the value of these fixed rate securities will be reflected in other income, instead of net interest income. Based on customer balances and investments outstanding as of September 30, 2018, and assuming reinvestment of maturing instruments in instruments of short-term duration,  an unexpected increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $19 million over the first year and $21 million on an annualized basis, assuming the full effect of reinvestment at higher rates. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Based on customer balances and investments outstanding as of September 30, 2018, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $10 million over the first year and $21 million on an annualized basis, assuming the full effect of reinvestment at lower rates.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off‑balance‑sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of September 30,  2018, we had $30.9 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real‑time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on March 1, 2018 except as updated by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 below and in Note 12 to the unaudited condensed consolidated financial statements.

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

With the consent of Holdings and the Company (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed in July 2018 to redeem certain membership interests from Holdings through the sale of common stock and the distribution of the proceeds of such sale to the beneficial owners of such membership interests.

On July 27, 2018, the Company issued 1,537,727 shares of Class A common stock (with a fair value of $94 million) to Holdings, for sale for the benefit of, certain of its members in exchange for membership interests in IBG LLC equal in number to such number of shares of common stock issued by the Company. The acquired shares are to be sold for the benefit of certain of the members of Holdings who elected to redeem a portion of their Holdings membership interests in open market transactions pursuant to one or more Rule 10b5-1 trading plans (collectively, the ‘‘Plans’’). A portion of the acquired shares was sold during the current quarter pursuant to the Plans. The remaining shares are held for sale under certain conditions, pursuant to the Plans, in open market transactions. All sales made pursuant to the Plans are disclosed publicly in accordance with applicable securities laws, rules and regulations through appropriate filings with the SEC, as applicable.

Certain officers and directors are among the members of Holdings who have elected to redeem a portion of their Holdings membership interests and therefore have an interest in the proceeds of sale of 1,000,000 shares of the Class A common stock to be sold pursuant to the Plans. In addition, certain employees of the Company and its subsidiaries also elected the redemption of a portion of their membership interests in Holdings and therefore have an interest in the balance of the shares to be sold under the Plans and/or distributed by Holdings. Neither Mr. Thomas Peterffy nor his affiliates have elected to redeem any of their Holdings membership interests and therefore have no interest in the proceeds of sale or distribution of the shares of Class A common stock acquired by Holdings on July 27, 2018.

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
10.7

Second Amendment to Exchange Agreement by and among Interactive Brokers Group, Inc., IBG Holdings LLC, IBG (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2015 filed by the Company on November 9, 2015).**

10.8

First Amendment to Limited Liability Company Agreement of IBG Holdings LLC (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2015 filed by the Company on November 9, 2015).**

10.9

Interactive Brokers Group, Inc. 2007 Stock Incentive Plan, as of April 19, 2018 (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2018, filed by the Company on August 8, 2018).**  +

11.1

Statement Re; Computation of Earnings per Common Share (the calculation of per share earnings is disclosed in Part I, Item 1, Note 4 to the Condensed Consolidated Financial Statements “Equity and Earnings per Share” and is omitted in accordance with Item 601 Section (b)(11) of Regulation S‑K).

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

*     Attached as Exhibit 101 to this Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2018, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Condensed Consolidated Financial Statements tagged in detail levels 1‑4.

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

Date: November 7, 2018