Form 10-K
period 2018-12-31
Interactive Brokers Group, Inc.
filed 2019-02-28
CIK 1381197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018

Commission File Number: 001-33440

INTERACTIVE BROKERS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	30-0390693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Pickwick Plaza
Greenwich, Connecticut 06830
(Address of principal executive office)

(203) 618-5800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of the each exchange on which registered
Common Stock, par value $.01 per share	The Investors Exchange LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the securities act. Yes ☒ No ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $4,653,486,080 computed by reference to the $64.41 closing sale price of the common stock on the NASDAQ Global Select Market, on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 25, 2019, there were 75,100,952 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference: Portions of Registrant’s definitive proxy statement for its 2019 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have included or incorporated by reference in this Annual Report on Form 10-K, and from time to time our management may make statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include our belief regarding the effect of various legal proceedings, as set forth under “Legal Proceedings and Regulatory Matters” in Part I, Item 3 of this Annual Report on Form 10-K, as well as statements about the objectives and effectiveness of our liquidity policies, statements about trends in or growth opportunities for our businesses, included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, among others, those discussed below and under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

Factors that could cause actual results to differ materially from any future results, expressed or implied, in these forward-looking statements include, but are not limited to, the following:

•	general economic conditions in the markets where we operate;
•	increased industry competition and downward pressures on electronic brokerage commissions and on bid/offer spreads in the remaining market making business we operate;
•	risks inherent to the electronic brokerage and market making businesses;
•	implied versus actual price volatility levels of the products in which we continue to make markets;
•	the general level of interest rates;
•	failure to protect or enforce our intellectual property rights in our proprietary technology;
•	our ability to keep up with rapid technological change;
•	system failures and disruptions;
•	non-performance of third-party vendors;
•	conflicts of interest and other risks due to our ownership and holding company structure;
•	the loss of key executives and failure to recruit and retain qualified personnel;
•	the risks associated with the expansion of our business;
•	our possible inability to integrate any businesses we acquire;
•	compliance with laws and regulations, including those relating to the securities industry; and
•	other factors discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K or elsewhere in this Annual Report on Form 10-K.

We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

Interactive Brokers Group, Inc. (“IBG, Inc.” or the “Company”) is an automated global electronic broker and market maker (although, we have substantially exited the options market making business - see Note 2 - Discontinued Operations and Costs Associated with Exit or Disposal Activities to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K). We custody and service accounts for hedge and mutual funds, registered investment advisors, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders while striving to achieve best executions and processing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 120 electronic exchanges and market centers around the world. In the United States of America (“U.S.”), we conduct our business primarily from our headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, we conduct our business through offices located in Canada, the United Kingdom, Switzerland, India, China (Hong Kong and Shanghai), Japan, and Australia. As of December 31, 2018 we had 1,413 employees worldwide.

IBG, Inc. is a holding company whose primary asset is the ownership of approximately 18.1% of the membership interests of IBG LLC (the “Group”), the current holding company for our businesses. IBG, Inc. is the sole managing member of IBG LLC. On May 3, 2007, IBG, Inc. priced its initial public offering (the “IPO”) of shares of common stock. In connection with the IPO, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements.

When we use the terms “we,” “us,” and “our,” we mean IBG LLC and its subsidiaries for periods prior to the IPO, and IBG, Inc. and its subsidiaries (including IBG LLC) for periods from and after the IPO. Unless otherwise indicated, the term “common stock” refers to the Class A common stock of IBG, Inc.

We are a successor to the market making business founded by our Chairman and Chief Executive Officer, Mr. Thomas Peterffy, on the floor of the American Stock Exchange in 1977. Since our inception, we have focused on developing proprietary software to automate broker-dealer functions. During that time, we have been a pioneer in developing and applying technology as a financial intermediary to increase liquidity and transparency in the capital markets in which we operate. The proliferation of electronic exchanges in the last 28 years has provided us with the opportunity to integrate our software with an increasing number of exchanges and market centers to create one automatically functioning, computerized platform that requires minimal human intervention. Over four decades of developing our automated trading platforms and our automation of many middle and back office functions have allowed us to become one of the lowest cost providers of broker-dealer services and significantly increase the volume of trades we handle.

Our activities are divided into two principal business segments: (1) electronic brokerage and (2) market making (being discontinued):

•	As a direct market access broker, we serve the customers of both traditional brokers and prime brokers, including hedge funds, individuals, proprietary traders, financial advisors and introducing brokers. We provide our customers with an advanced order management, trade execution and portfolio management platform at a very low cost. Our customers can simultaneously access many financial markets worldwide and trade across multiple asset classes (stocks, options, futures, foreign exchange (“forex”), bonds and mutual funds) denominated in 24 different currencies, on one screen, from a single account based in any major currency. Our large financial advisor and broker-dealer customers may “white brand” our trading interface (i.e., make our trading interface available to their customers without referencing our name), or they can select from among our modular functionalities, such as order routing, trade reporting or clearing on specific products or exchanges where they may not have up-to-date technology to offer their customers a comprehensive, global range of services and products. The emerging complexity of multiple market centers provided us with the opportunity of building and continuously adapting our order routing software to secure excellent execution prices for our customers.
•	As a market maker, in the few select markets in which we operate, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of tradable, exchange-listed products. Our quotes are driven by proprietary mathematical models that assimilate market data and reevaluate our outstanding quotes many times per second. In the past several years our market making business has suffered from competitive pressures and, along with the rapid increase in our electronic brokerage business, we decided to discontinue our market making activities globally. As previously announced, we transferred our U.S. options market making operations to Two Sigma Securities, LLC effective September 29, 2017 and also exited the majority of our options market making activities outside the U.S. by December 31, 2017. We intend to continue conducting certain proprietary trading activities in stocks and related instruments to facilitate our electronic brokerage customers’ trading in products such as ETFs, ADRs, CFDs and other financial instruments, as well as exchange-traded options market making activities in a few select markets outside of the U.S. However, we do not expect the facilitation activity to be of sufficient size as to require reporting as a separate segment after we discontinue our options market making activities.

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

Our internet address is www.interactivebrokers.com and the investor relations section of our website is located at www.interactivebrokers.com/ir. We make available free of charge, on or through the investor relations section of our website, this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, related Interactive Data exhibits, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, registration statements, prospectus supplements, and Section 16 filings for our directors and officers, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains an internet site, www.sec.gov, that contains annual, quarterly and current reports, proxy and information statements and other information that issuers file electronically with the SEC. Our electronic SEC filings are made available to the public on the SEC’s internet site. In addition, posted on our website are our Bylaws, our Amended and Restated Certificate of Incorporation, charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our board of directors, our Accounting Matters Complaint Policy, our Whistle Blower Hotline, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time periods required by SEC and the Investors Exchange LLC (“IEX”), we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer. In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures, if any, (as defined in Regulation G) promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

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

(1)	In connection with redemption transactions in 2018, as of December 31, 2018, IBG Holdings LLC held for sale for the benefit of certain of its members 887,708 shares of IBG, Inc. Class A common stock, representing an additional 0.21% of the voting interests in IBG, Inc. See “Use of Proceeds” in Part II, Item 5 of this Annual Report on Form 10-K.

Prior to the IPO, we had historically conducted our business through a limited liability company structure. Our primary assets are our ownership of approximately 18.1% of the membership interests of IBG LLC, the current holding company for our businesses, and our controlling interest and related contractual rights as the sole managing member of IBG LLC. The remaining approximately 81.9% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned directly and indirectly by our founder, Chairman and Chief Executive Officer, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The IBG LLC membership interests held by Holdings will be subject to purchase by us over time in connection with offerings by us of shares of our common stock.

The below table shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of December 31, 2018.

	IBG, Inc.	Holdings	Total
Ownership %	18.1%	81.9%	100.0%
Membership interests	75,100,955	338,691,717	413,792,672

Purchases of IBG LLC membership interests, held by Holdings, by the Company are governed by the exchange agreement among us, IBG LLC, Holdings and the historical members of IBG LLC, (the “Exchange Agreement”), a copy of which was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed with the SEC on November 9, 2009. The Exchange Agreement, as amended June 6, 2012, provides that the Company may facilitate the redemption by Holdings of interests held by its members through the issuance of shares of common stock through a public offering in exchange for the interests in IBG LLC being redeemed by Holdings. The June 6, 2012 amendment (the “Amendment”), which was filed as an exhibit to our Form 8-K filed with the SEC on June 6, 2012, eliminated from the Exchange Agreement an alternative funding method, which provided that upon approval by the board of directors and by agreement of the Company, IBG LLC and Holdings, redemptions could be made in cash.

At the time of the Company’s IPO in 2007, three hundred sixty (360) million shares of authorized common stock were reserved for future sales and redemptions. From 2008 through 2010, Holdings redeemed 5,013,259 IBG LLC shares for a total of $114 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption these IBG LLC shares were retired.

In June 2011, with the consent of Holdings and the Company (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed to redeem certain membership interests from Holdings through the sale of common stock and to distribute the proceeds of such sale to the beneficial owners of such membership interests. On August 4, 2011, November 12, 2013, and July 28, 2017 the Company filed “shelf” Registration Statements on Form S-3 (File Number 333-176053, 333-192275 and 333-219552) with the SEC for the issuance of additional shares in connection with Holdings requesting redemption of a portion of its member interests in IBG LLC. Under these shelf registration statements, the Company issued 15,396,082 shares of common stock (with a fair value of $505 million) to Holdings in exchange for an equivalent number of shares of member interests in IBG LLC.

Business Segments

Electronic Brokerage - Interactive Brokers

Electronic brokerage represented 96% of net revenues and 97% of income before income taxes from electronic brokerage and market making combined during 2018. We conduct our electronic brokerage business through certain Interactive Brokers (“IB”) subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on our proprietary technology originally developed for our market making business, our systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost in multiple products and currencies from a single trading account.

Since launching this business in 1993, we have grown to approximately 598 thousand institutional and individual brokerage customers. We provide our customers with what we believe to be one of the most effective and efficient electronic brokerage platforms in the industry. The following are key highlights of our electronic brokerage business:

•	Low Costs - We provide our customers with among the industry’s lowest overall transaction costs in two ways. First, we offer among the lowest execution, commission and financing costs in the industry. Second, our customers benefit from our advanced routing of orders designed to achieve the best available trade price. In order to illustrate this advantage, we publish monthly brokerage metrics including our customers’ average net trade cost for Reg.-NMS stocks. In 2018, customers’ total all-in cost of executing and clearing U.S. Reg.-NMS stocks through IB, including brokerage commissions, regulatory and exchange fees and market impact, was 0.9 basis points of trade money, as measured against a daily volume-weighted average price (“VWAP”) benchmark.

•	Automated Risk Controls - Throughout the trading day, we calculate margin requirements for each of our customers on a real-time basis across all product classes (stocks, options, futures, bonds, forex and mutual funds) and across all currencies. Our customers are alerted to approaching margin violations and if a customer’s equity falls below what is required to support that customer’s margin, we attempt to automatically liquidate positions on a real-time basis to bring the customer’s account into margin compliance. This is done to protect IB, as well as the customer, from excessive losses.
•	IBKR Integrated Investment Account - From a single point of entry in one IBKR Integrated Investment Account our customers are able to transact in 24 currencies, across multiple classes of tradable, primarily exchange-listed products, including stocks, options, futures, bonds, forex and mutual funds traded on more than 120 exchanges and market centers in 29 countries around the world seamlessly.
•	IB SmartRoutingSM - Our customers benefit from our advanced order routing technology. IB SmartRoutingSM retains control of the customer’s order, continuously searches for the best available price and, unlike most other routers, dynamically routes and re-routes all or parts of a customer’s order to achieve optimal execution and among the lowest execution and commission costs in the industry. To highlight the quality of our price executions, we publish on our website independent measurements performed by a third party provider of transaction analysis to illustrate IB’s net price improvement versus the industry. We also offer Transaction Cost Analysis reporting to allow customers to track execution performance using multiple criteria.
•	Flexible and Customizable System - Our platform is designed to provide an efficient customer experience, beginning with a highly automated account opening process and ending with a fast trade execution. Our sophisticated interface provides interactive real-time views of account balances, positions, profits or losses, buying power and “what-if” scenarios to enable our customers to more easily make informed investment decisions and trade efficiently. Our system is configured to remember the user’s preferences and is specifically designed for multi-screen systems. When away from their main workstations, customers are able to access their accounts through our IB WebTraderSM or MobileTraderSM interfaces for a seamless experience.
•	Interactive AnalyticsSM and IB Option AnalyticsSM - We offer our customers state-of-the-art tools, which include a customizable trading platform, advanced analytic tools and over 60 sophisticated order types and algorithms. We also provide a real-time option analytics window which displays values that reflect the rate of change of an option’s price with respect to a unit change in each of a number of risk dimensions.
•	Probability Lab® (Patent Pending) - The Probability Lab provides customers with an intuitive, visual method to analyze market participants’ future stock price forecasts based on current option prices. This tool compares a customer’s stock price forecast versus that of the market, and scans the entire option universe for the highest Sharpe ratio multi-leg option strategies that take advantage of the customer’s forecast.
•	IB Risk NavigatorSM - We offer free to all customers our real-time market risk management platform that unifies exposure across multiple asset classes around the globe. The system is capable of identifying overexposure to risk by starting at the portfolio level and drilling down into successively greater detail within multiple report views. Report data is updated every ten seconds or upon changes to portfolio composition. Predefined reports allow the summarization of a portfolio from different risk perspectives, and allow views of Exposure, Value at Risk (“VaR”), Delta, Gamma, Vega and Theta, profit and loss and position quantity measures for the different portfolio views. The system also offers the customer the ability to modify positions through “what-if” scenarios that show hypothetical changes to the risk summary.
•	White Branding - Our large financial advisor and broker-dealer customers may “white brand” our trading interface, account management and reports with their firm’s identity. Broker-dealer customers can also select from among our modular functionalities, such as order routing, trade reporting or clearing, on specific products or exchanges where they may not have up-to-date technology, in order to offer to their customers a complete global range of services and products.

•	Securities Financing Services - We offer a suite of automated Stock Borrow and Lending tools, including our depth of availability, transparent rates, global reach and dedicated service representatives. Our Stock Yield Enhancement Program allows our customers to lend their fully-paid stock shares to us in exchange for cash collateral. In turn, we lend these stocks in exchange for collateral and earn stock lending fees. We pay our customers a rebate on the cash collateral generally equal to 50% of the income we earn from lending the shares. This allows customers holding fully-paid long stock positions to enhance their returns.
•	Investors’ Marketplace - The Investors’ Marketplace is an expansion of our Money Manager Marketplace and our Hedge Fund Capital Introduction program. This program is the first electronic meeting place that brings together individual investors, financial advisors, money managers, fund managers, research analysts, technology providers, business developers and administrators, allowing them to interact to form connections and conduct business.
•	Trade Desk - We offer broker-assisted trading through our block trade desk, which is ideal when customers are away from their computer; and through our corporate bond desk, for times when large customer orders need access to more liquidity than is currently available electronically.
•	Model Portfolios - Model Portfolios offer advisors an efficient and time-saving approach to investing customer assets. They allow advisors to create groupings of financial instruments based on specific investment themes, and then invest customer funds into these models.
•	Portfolio Builder - Portfolio Builder allows our customers to set up an investment strategy based on research and rankings from top buy-side providers and fundamental data; use filters to define the universe of equities that will comprise their strategy and back-test their strategy using up to three years of historical performance; work in hypothetical mode to adjust the strategy until the historical performance meets their standards; and with the click of a button let the system create the orders to invest in a strategy and track its performance in their portfolio.
•	Greenwich Compliance - Greenwich Advisor Compliance Services (“Greenwich Compliance”) offers direct expert registration and start-up compliance services, as well as answers to basic day-to-day compliance questions for experienced investors and traders looking to start their own investment advisor firms. Greenwich Compliance professionals have regulatory and industry experience, and can help investment advisors trading on the IB platform meet their registration and compliance needs.
•	IBKR Asset Management - IBKR Asset Management (formerly known as Covestor) recruits registered financial advisors, vets them, analyzes their investment track records, and groups them by their risk profile. Retail investors who are interested in having their individual accounts robo-traded are grouped by their risk and return preferences. Retail investors can assign their accounts to be traded by one or more advisors. IBKR Asset Management also offers to IB customers Smart Beta Portfolios which combine the benefits of actively managed fund stock selection techniques with passive ETF low cost automation to provide broad market exposure and potentially higher returns.
•	Interactive Brokers Debit Mastercard® - Interactive Brokers Debit Mastercard® allows customers to spend and borrow directly against their account at lower rates than credit cards, personal loans and home equity lines of credit, with no monthly minimum payments and no late fees. Customers can use their card to make purchases and ATM withdrawals anywhere Debit Mastercard® is accepted around the world.
•	Insured Bank Deposit Sweep Program - Our Insured Bank Deposit Sweep Program provides eligible IB customers with up to $2,500,000 of Federal Deposit Insurance Corporation (“FDIC”) insurance on their eligible cash balances in addition to the existing $250,000 Securities Investor Protection Corporation (“SIPC”) coverage for total coverage of $2,750,000. Customers continue earning the same competitive interest rates currently applied to cash held in IB accounts. IB sweeps each participating customer’s eligible credit balances daily to one or more banks, up to $246,500 per bank, allowing for the accrual of interest and keeping within the FDIC protected threshold. Cash balances above $2,750,000 remain subject to safeguarding under the SEC’s Customer Protection Rule 15c3-3.

•	Bill Pay – Our Bill Pay program allows customers to make electronic or check payments to almost any company or individual in the United States. It can be configured for one-time or recurring payments and permits customers to schedule future payments.
•	Direct Deposit – Our Direct Deposit program allows customers to automatically deposit paychecks, pension distributions and other recurring payments to their IB (non-retirement) brokerage account.
•	PortfolioAnalyst – Our PortfolioAnalyst reporting tool is designed to allow customers to evaluate the performance of their portfolio by creating and saving reports based on a set of measurement criteria and optionally comparing their data to selected industry benchmarks.

We are able to provide our customers with high-speed trade execution at low commission rates, in large part because of our proprietary technology. As a result of our advanced electronic brokerage platform, we attract sophisticated and active investors. No single customer represented more than 1% of our commissions in 2018.

Market Making - Timber Hill

Market making represented 4% of net revenues from electronic brokerage and market making combined during 2018. We have conducted our market making business historically through our Timber Hill (“TH”) subsidiaries. As previously announced, we transferred our U.S. options market making operations to Two Sigma Securities, LLC effective September 29, 2017 and also exited the majority of our options market making activities outside the U.S. by December 31, 2017. We intend to continue conducting certain proprietary trading activities in stocks and related instruments to facilitate our electronic brokerage customers’ trading in products such as ETFs, ADRs, CFDs and other financial instruments, as well as exchange-traded market making activities in a few select markets outside of the U.S. However, we do not expect the facilitation activity to be of sufficient size as to require reporting as a separate segment after we discontinue our options market making activities.

As a market maker, we provide liquidity by offering competitively tight bid/offer spreads over a broad base of tradable, exchange-listed products, including equity derivative products, equity index derivative products, equity securities and futures. As principal, we commit our own capital and derive revenues or incur losses from the difference between the price paid when securities are bought and the price received when those securities are sold. Historically, our profits have been principally a function of transaction volume and price volatility of electronic exchange-traded products rather than the direction of price movements. Other factors, including the ratio of actual to implied volatility and shifts in foreign currency exchange rates, can also have a meaningful impact on our results, as described further in “Business Environment” in Part II, Item 7 of this Annual Report on Form 10-K.

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

As of December 31, 2018, we continued to conduct market making operations in Canada through our subsidiary, Timber Hill Canada Company (“THC”) at the Toronto Stock Exchange and Canadian Derivatives Exchange Bourse de Montreal Inc.; in India through our subsidiary, Interactive Brokers (India) Private Limited (“IBI”), which is a member of the National Stock Exchange of India Ltd. and the Bombay Stock Exchange; and in Hong Kong through our subsidiary, Interactive Brokers Hong Kong Limited (“IBHK”), a member of the cash and derivatives markets of the Hong Kong Exchange. All other options market making operations we previously conducted were discontinued during 2017. We expect to continue assessing whether and when to discontinue the remaining operations.

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

Our proprietary technology infrastructure enables us to provide our customers with the ability to execute trades at among the lowest commission costs in the industry. Customer trades are both automatically captured and reported in real time in our system. Our customers trade on more than 120 exchanges and market centers in 29 countries around the world. These exchanges and market centers are all partially or fully electronic, meaning that a customer can buy or sell a product traded on that exchange via an electronic link from his or her computer terminal through our system to the exchange. We offer our products and services through a global communications network that is designed to provide secure, reliable and timely access to the most current market information. We provide our customers with a variety of means to connect to our brokerage systems, including dedicated point-to-point data lines, virtual private networks and the Internet.

Specifically, our customers receive worldwide electronic access connectivity through our Trader Workstation (our real-time Java-based trading platform), our proprietary Application Programming Interface (“API”), and/or industry standard Financial Information Exchange (“FIX”) connectivity. Customers who want a professional quality trading application with a sophisticated user interface utilize our Trader Workstation, which can be accessed through a desktop or variety of mobile devices. Customers interested in developing program trading applications in Python, Java, C++, .NET (C#), ActiveX and Excel technologies utilize our API. Large institutions with FIX infrastructure prefer to use our FIX solution for seamless integration of their existing order gathering and reporting applications.

While many brokerages, including some online brokerages, rely on manual procedures to execute many day-to-day functions, we employ proprietary technology to automate, or otherwise facilitate, many of the following functions:

•	account opening process;
•	order routing and best execution;
•	seamless trading across all types of securities and currencies around the world from one account;
•	order types and analytical tools offered to customers;
•	delivery of customer information, such as confirmations, customizable real-time account statements and audit trails;
•	compliance;
•	customer service; and
•	risk management through automated real-time credit management of all new orders and margin monitoring.

Research and Development

One of our core strengths is our expertise in the rapid development and deployment of automated technology for the financial markets. Our core software technology is developed internally, and we do not generally rely on outside vendors for software development or maintenance. To achieve optimal performance from our systems, we are continuously rewriting and upgrading our software. Use of the best available technology not only improves our performance but also helps us attract and retain talented developers. Our software development costs are relatively low because the employees who oversee the development of the software are often the same employees who design the application, evaluate its performance, and participate along with our quality assurance professionals in our robust quality assurance testing procedures. The involvement of our developers in each of these processes enables us to add features and further refine our software rapidly.

Our internally-developed, fully integrated trading and risk management systems are unique and transact across all product classes on more than 120 electronic exchanges and market centers and in 24 currencies around the world. These systems have the flexibility to assimilate new exchanges and new product classes without compromising transaction speed or fault tolerance. Fault tolerance, or the ability to maintain system performance despite exchange malfunctions or hardware failures, is crucial to ensuring best executions for our customers. Our systems are designed to detect exchange malfunctions and quickly take corrective actions by re-routing pending orders.

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

For over 40 years, we have built and continuously refined our automated and integrated, real-time systems for world-wide trading, risk management, clearing and cash management, among others. We have also assembled a proprietary connectivity network between us and exchanges around the world. Efficiency and speed in performing prescribed functions are always crucial requirements for our systems. As a result, our brokerage and trading systems are able to assimilate market data, disseminate market prices to customers and update risk management information in real time, across tradable products in all available product classes.

Risk Management Activities

The core of our risk management philosophy is the utilization of our fully integrated computer systems to perform critical risk-management activities on a real-time basis. In our electronic brokerage business, integrated risk management seeks to ensure that each customer’s positions are continuously credit checked and brought into compliance if equity falls short of margin requirements, curtailing bad debt losses. In our market making business, our real-time integrated risk management system seeks to ensure that our overall positions are continuously hedged at all times, curtailing risk.

We actively manage our global currency exposure on a continuous basis by maintaining our equity in a basket of currencies we call the GLOBAL. We define the GLOBAL as consisting of fractions of a U.S. dollar, Euro, Japanese yen, British pound, Swiss franc, Hong Kong dollar, Indian rupee, Canadian dollar, Chinese renminbi, Australian dollar, Mexican peso, Swedish krona, Norwegian krone, and Danish krone. We currently transact business and are required to manage balances in each of these 14 currencies. The currencies comprising the GLOBAL and their relative proportions can change over time. Additional information regarding our currency diversification strategy is set forth in “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of this Annual Report on Form 10-K.

Electronic Brokerage

We calculate margin requirements for each of our customers on a real-time basis across all product classes (stocks, options, futures, forex, bonds and mutual funds) and across all currencies. Recognizing that our customers are experienced investors, we expect our customers to manage their positions proactively and we provide tools to facilitate our customers’ position management. However, if a customer’s equity falls below what is required to support that customer’s margin, we will automatically liquidate positions on a real-time basis to bring the customer’s account into margin compliance. We do this to protect us, as well as the customer, from excessive losses. These systems further contribute to our low-cost structure. The entire credit management process is completely automated.

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

Our customer interface includes color coding on the account screen and pop-up warning messages to notify customers that they are approaching their margin limits. This feature allows customers to take action, such as entering margin reducing trades, to avoid having us liquidate their positions. These tools and real-time margining aid our customers in understanding their trading risk at any moment of the day and help us maintain low commissions.

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

Operational Controls

We have automated the full cycle of controls surrounding our businesses. Key automated controls include the following:

•	Our technical operations team continuously monitors our network and the proper functioning of each of our nodes (exchanges and market centers, internet service providers (“ISPs”), leased customer lines and our own data centers) around the world.
•	Our real-time credit manager software provides pre and post-execution controls by:
•	testing every customer order to ensure that the customer’s account holds enough equity to support the execution of the order, rejecting the order if equity is insufficient or directing the order to an execution destination without delay if equity is sufficient; and
•	continuously updating a customer account’s equity and margin requirements and, if the account’s equity falls below its minimum margin requirements, automatically issuing liquidating orders in a smart sequence designed to minimize the impact on the account’s equity.

•	Our clearing system captures trades in real-time and performs automated reconciliation of trades and positions, corporate action processing, customer account transfer, options exercise, securities lending and inventory management, allowing us to effectively manage operational risk.
•	Our accounting system operates with automated data feeds from clearing and banking systems, allowing us to produce financial statements for all parts of our business every day by mid-day on the day following trade date.
•	Software developed to interface with the accounting and market making systems performs daily profit and loss reconciliations, which provide tight financial controls over market making functions.
•	Our market making system continuously evaluates securities and futures products in which we provide bid and offer quotes and changes our bids and offers in such a way as to maintain an overall hedge and a low-risk profile. The speed of communicating with exchanges and market centers is maximized through continuous software and network engineering maintenance, thereby allowing us to achieve real-time controls over market exposure.

Transaction Processing

Our transaction processing is automated over the full life cycle of a trade. Our fully automated smart router system searches for the best possible combination of prices available at the time a customer order is placed and immediately seeks to execute that order electronically or send it where the order has the highest possibility of execution at the best price. Our market making software generates and disseminates to the exchanges and market centers, in which we still operate, continuous bid and offer quotes on tradable, exchange-listed products.

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

Clearing and Margining

Our activities in the U.S. are entirely self-cleared. We are a clearing member of OCC (the Options Clearing Corporation), the Chicago Mercantile Exchange Clearing House (“CMECH”), The Depository Trust & Clearing Corporation and ICE Clear U.S.

In addition, we are fully or partially self-cleared in Canada, the United Kingdom, Switzerland, France, Germany, Belgium, Austria, the Netherlands, Norway, Sweden, Denmark, Finland, India, Hong Kong, and Australia.

Customers

We established our electronic brokerage subsidiary, Interactive Brokers LLC (“IB LLC”), in 1993 to enhance the use of our global network of trading interfaces, exchange and clearinghouse memberships, and regulatory registrations assembled over the prior 16 years to serve our market making business. We realized that electronic access to market centers worldwide through our network could easily be utilized by the very same floor traders and trading desk professionals who, in the coming years, would be displaced by the conversion of exchanges from open outcry to electronic systems.

We currently service approximately 598 thousand cleared customer accounts. Our customers reside in over 200 countries and territories around the world. Our target customer is one that requires the latest in trading technology, worldwide access and expects low overall transaction costs. Our customers are mainly comprised of “self-service” individuals, former floor traders, trading desk professionals, electronic retail brokers, hedge funds, mutual funds, financial advisors who are comfortable with technology, proprietary trading firms, as well as introducing brokers and banks that require global access.

Our customers primarily fall into two groups based on services provided: cleared customers and non-cleared customers, the latter also known as trade execution customers. By offering portfolio margining and other institutional services, we have been able to persuade many of our trade execution hedge fund customers to utilize our cleared business solution, which benefits the hedge funds in terms of cost savings. Prime brokers may offer increased leverage over Regulation T credit limitations and the Financial Industry Regulatory Authority (“FINRA”) margin requirements through offshore entities and joint back office arrangements. Through portfolio margining, we are able to offer similar leverage with lower margin requirements that reflect the reduced risk of a hedged portfolio.

•	Cleared Customers: We provide trade execution and clearing services to our cleared customers who are generally attracted to our low commissions, low financing rates, high interest paid and best price execution. From small market making groups and individual market makers, our cleared customer base has expanded over the years to include institutional and individual traders and investors, hedge funds, financial advisors and introducing brokers.
•	Trade Execution Customers: We offer trade execution for customers who choose to clear with another prime broker or a custodian bank; these customers are able to take advantage of our low commissions for trade execution as well as our best price execution.

Our non-cleared customers include online brokers and the customer trading units of commercial banks. These customers are attracted by our IB SmartRoutingSM technology as well as our direct access to stock, options, futures, forex, bond and mutual fund markets worldwide.

Our customers receive worldwide electronic access connectivity in one of three ways: the Trader Workstation via desktop or mobile device, our proprietary API, and/or industry standard FIX connectivity.

Employees and Culture

We take pride in our technology-focused company culture and embrace it as one of our fundamental strengths. We remain committed to improving our technology and we try to minimize corporate hierarchy to facilitate efficient communication among employees. We have assembled what we believe is a highly talented group of employees. As we grow, we expect to continue to provide significant rewards for our employees who provide substantial value to us and the world’s financial markets.

As of December 31, 2018, we had 1,413 employees, of which 1,369 own either vested shares of the Company, unvested restricted stock units or both, all of whom were employed on a full-time basis. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Competition

Electronic Brokerage

The market for electronic brokerage services is rapidly evolving and highly competitive. We believe that we fit neither within the definition of a traditional broker nor that of a traditional prime broker. Our primary competitors include the prime brokerage and electronic brokerage arms of major commercial and investment banks and brokers, such as Goldman Sachs, Morgan Stanley and JP Morgan, and offerings to target professional traders by large online retail brokers. We also encounter competition to a lesser extent from full commission brokerage firms, including Merrill Lynch and Morgan Stanley, as well as other financial institutions, most of which provide online brokerage services. The electronic brokerage businesses of many of our competitors are relatively insignificant in the totality of their firms’ business.

Market Making

The competitive environment for market makers has evolved considerably in the past several years, most notably with the rise in high frequency traders (“HFTs”), which transact significant trading volume on electronic exchanges by using complex algorithms and high-speed execution software that analyzes market conditions. HFTs that are not registered market makers operate with fewer regulatory restrictions and are able to move more quickly and trade more cheaply. This issue has been an area of focus amongst regulators who examine the practices of HFTs and their impact on market structure.

As previously described we are in the process of discontinuing our options market making activities globally.

Regulation

Our securities and derivatives businesses are extensively regulated by U.S. federal and state regulators, foreign regulatory agencies, numerous exchanges and self-regulatory organizations of which our subsidiaries are members. In the current era of heightened regulation of financial institutions, we expect to incur increasing compliance costs, along with the industry as a whole. Our approach has been to build many of our regulatory and compliance functions into our integrated order routing, custodial and market making systems.

Overview

As a registered U.S. broker-dealer, IB LLC and Timber Hill LLC (“TH LLC”) are subject to the rules and regulations of the Exchange Act, and as members of various exchanges, we are also subject to such exchanges’ rules and requirements. Additionally, IB LLC is subject to the Commodity Exchange Act and rules promulgated by the Commodity Futures Trading Commission (“CFTC”) and the various commodity exchanges of which it is a member. We are also subject to the requirements of various self-regulatory organizations such as FINRA and the National Futures Association (“NFA”). Our foreign affiliates are similarly regulated under the laws and institutional framework of the countries in which they operate.

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

Net Capital Rule

The SEC, FINRA, CFTC and various other regulatory agencies within the U.S. have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Generally, a broker-dealer’s capital is its net worth plus qualified subordinated debt less deductions for certain types of assets. The Net Capital Rule requires that at least a minimum part of a broker-dealer’s assets be maintained in a relatively liquid form.

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

As of December 31, 2018, aggregate excess regulatory capital for all of the operating companies was $5.8 billion.

IB LLC and TH LLC are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and IB LLC to the CFTC’s minimum financial requirements (Regulation 1.17) under the Commodities Exchange Act. Additionally, IBKR Financials Services AG (“IBKRFS”), formerly Timber Hill Europe AG, is subject to the Swiss Financial Market Supervisory Authority (“FINMA”) eligible equity requirement; IBHK is subject to the Hong Kong Securities and Futures Commission (“SFC”) financial resource requirement; Interactive Brokers Australia Pty Limited (“IBA”) is subject to the Australian Securities Exchange liquid capital requirement; THC and Interactive Brokers Canada Inc. (“IBC”) are subject to the Investment Industry Regulatory Organization of Canada (“IIROC”) risk adjusted capital requirement; Interactive Brokers (U.K.) Limited (“IBUK”) is subject to the U.K. Financial Conduct Authority (“FCA”) financial resources requirement; IBI is subject to the National Stock Exchange of India net capital requirements; and Interactive Brokers Securities Japan, Inc. (“IBSJ”) is subject to the Japanese Financial Services Agency (“FSA”) capital requirements.

The following table summarizes capital, capital requirements and excess regulatory capital:

	Net Capital/ Eligible Equity	Requirement	Excess
		(in millions)
IB LLC	$4,882	$416	$4,466
TH LLC	159	—	159
IBKRFS	584	93	491
Other regulated Operating Companies	810	116	694
	$6,435	$625	$5,810

As of December 31, 2018, all of the operating companies were in compliance with their respective regulatory capital requirements. For additional information regarding our net capital requirements see Note 15 to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

To further enhance the protection of our customers’ assets, in 2011, IB LLC sought and received approval from FINRA to perform the customer reserve computation on a daily basis, instead of once per week. IB LLC has been performing daily computations since December 2011, along with daily adjustments of the money set aside in safekeeping for our customers.

Supervision and Compliance

Our Compliance Department supports and seeks to ensure proper operations of our electronic brokerage and market making businesses. The philosophy of the Compliance Department, and our company as a whole, is to build automated systems to try to eliminate manual steps in the compliance process and then to augment these systems with experienced staff members who apply their judgment where needed. We have built automated systems to handle wide-ranging compliance issues such as trade and audit trail reporting, financial operations reporting, enforcement of short sale rules, enforcement of margin rules and pattern day trading restrictions, review of employee correspondence, archival of required records, execution quality and order routing reports, approval and documentation of new customer accounts, and anti-money laundering and anti-fraud surveillance. In light of our automated operations and our automated compliance systems, we have a smaller and more efficient Compliance Department than many traditional securities firms. Nonetheless, we have increased the staffing in our Compliance Department over the past several years to meet the increased regulatory burdens faced by all industry participants.

Our electronic brokerage companies have Chief Compliance Officers who report to the Company’s CEO, Global Chief Regulatory Officer and Deputy General Counsel and its Audit and Compliance Committee. In the U.S., these Chief Compliance Officers, plus certain other senior staff members, are FINRA and NFA registered principals with supervisory responsibility over the various aspects of our businesses. Similar roles are undertaken by staff in certain non-U.S. locations as well. Staff members in the Compliance Department and in other departments of the firm are also registered with FINRA, NFA or other regulatory organizations.

Patriot Act and Increased Anti-Money Laundering (“AML”) and “Know Your Customer” Obligations

Registered broker-dealers traditionally have been subject to a variety of rules that require that they “know their customers” and monitor their customers’ transactions for potential suspicious activities. With the passage of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), broker-dealers are subject to even more stringent requirements. Likewise, the SEC, CFTC, foreign regulators, and the various exchanges and self-regulatory organizations, of which IB companies are members, have passed numerous AML and customer due diligence rules. Significant criminal and civil penalties can be imposed for violations of the USA Patriot Act, and significant fines and regulatory penalties can also be imposed for violations of other governmental and self-regulatory organization AML rules.

As required by the USA Patriot Act and other rules, we have established comprehensive anti-money laundering and customer identification procedures, designated AML compliance officers, trained our employees and conducted independent audits of our programs. Our anti-money laundering screening is conducted using a mix of automated and manual reviews and has been structured to comply with regulations in various jurisdictions. We collect required information through our new account opening process and screen accounts against databases for the purposes of identity verification and for review of negative information and appearance on government lists, including the Office of Foreign Assets and Control, Specially Designated Nationals and Blocked Persons lists. Additionally, we have developed methods for risk control and continue to add upon specialized processes, queries and automated reports designed to identify money laundering, fraud and other suspicious activities.

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

Business Continuity Planning

Federal regulators and industry self-regulatory organizations have passed a series of rules in the past several years requiring regulated firms to maintain business continuity plans that describe what actions firms would take in the event of a disaster (such as a fire, natural disaster or terrorist incident) that might significantly disrupt operations. We have developed business continuity plans that describe steps that we and our employees would take in the event of various scenarios. We have built backup capabilities for key operations performed at our regional offices in North America, Europe and Asia that would be utilized in the event of a significant outage at our main data center or primary office locations. In addition, we have strengthened our technical infrastructure and have built redundancy of systems so that certain operations can be handled from multiple offices or remotely. We continually evaluate opportunities to further our business continuity planning efforts.

Foreign Regulation

Our international subsidiaries are subject to extensive regulation in the various jurisdictions where they have operations. The most significant of our international subsidiaries are: IBC and THC, registered to do business in Canada as an investment dealer and securities dealer, respectively; IBUK, registered to do business in the U.K. as a broker; IBKRFS, registered to do business in Switzerland as a securities dealer; IBI, registered to do business in India as a stock broker; IBHK, registered to do business in Hong Kong as a securities dealer; IBA, registered to do business in Australia as a securities dealer and futures broker; and IBSJ, registered in Japan as a financial instruments firm.

In Canada, both THC and IBC are subject to the IIROC risk adjusted capital requirement. In the United Kingdom, IBUK is subject to the FCA financial resources requirement. In Switzerland, IBKRFS is subject to the FINMA eligible equity requirement. In India, IBI is subject to the National Stock Exchange and Bombay Stock Exchange capital requirements. In Hong Kong, IBHK is subject to the SFC rules with respect to net capital requirements and stockholder’s equity requirements. In Australia, IBA is subject to the Australian Securities Exchange liquid capital requirement. In Japan, IBSJ is subject to the FSA, the Osaka Securities Exchange, and the Tokyo Stock Exchange capital requirements.

Executive Officers and Directors of Interactive Brokers Group, Inc.

The following table sets forth the names, ages and positions of our current directors and executive officers:

Name	Age	Position
Thomas Peterffy	74	Chairman of the Board of Directors and Chief Executive Officer
Earl H. Nemser	72	Vice Chairman and Director
Milan Galik	52	President and Director
Paul J. Brody	58	Chief Financial Officer, Treasurer, Secretary and Director
Thomas A. Frank	63	Executive Vice President and Chief Information Officer
Lawrence E. Harris	62	Director
Richard Gates	47	Director
Gary Katz	58	Director
John M. Damgard	79	Director

Thomas Peterffy - Mr. Peterffy has been at the forefront of applying computer technology to automate trading and brokerage functions since he emigrated from Hungary to the United States in 1965. In 1977, after purchasing a seat on the American Stock Exchange and trading as an individual marker maker in equity options, Mr. Peterffy was among the first to apply a computerized mathematical model to continuously value equity option prices. By 1986, Mr. Peterffy developed and employed a fully integrated, automated market making system for stocks, options and futures. As this pioneering system extended around the globe, online brokerage functions were added and, in 1993, Interactive Brokers was formed.

Earl H. Nemser - Mr. Nemser has been our Vice Chairman since November 2006. Mr. Nemser has been the Vice Chairman of the Company since 1988 and also serves as a director and/or officer for various subsidiaries of IBG LLC. Mr. Nemser serves as an Independent Advisor to the law firm of Dechert LLP. Mr. Nemser served as Special Counsel to the law firm Dechert LLP from January 2005 to October 2018. Prior to such time Mr. Nemser served as Partner at the law firms of Swidler Berlin Shereff Friedman, LLP from 1995 to December 2004 and Cadwalader, Wickersham & Taft LLP prior to 1995. Mr. Nemser received a Bachelor of Arts degree in economics from New York University in 1967 and a Juris Doctor, magna cum laude, from Boston University School of Law in 1970.

Milan Galik - Mr. Galik joined us in 1990 as a software developer and has served as President of the Company and IBG LLC since October 2014. Mr. Galik served as Senior Vice President, Software Development of IBG LLC from October 2003 to October 2014. In addition, Mr. Galik has served as Vice President of Timber Hill LLC since April 1998 and serves as a member of the board of directors of the Boston Options Exchange. Mr. Galik received a Master of Science degree in electrical engineering from the Technical University of Budapest in 1990.

Paul J. Brody - Mr. Brody has been our Chief Financial Officer, Treasurer and Secretary since November 2006. Mr. Brody joined the Company in 1987 and has served as Chief Financial Officer of IBG LLC since December 2003. Mr. Brody serves as a director and/or officer for various subsidiaries of IBG LLC. From 2005 to 2012, Mr. Brody served as a director, and for a portion of the time as member Vice Chairman, of The Options Clearing Corporation, of which Timber Hill LLC and Interactive Brokers LLC are members. He also served as a director of Quadriserv Inc., an electronic securities lending platform provider, from 2009 to 2015. Mr. Brody received a Bachelor of Arts degree in economics from Cornell University in 1982.

Thomas A. Frank - Dr. Frank joined us in 1985 and has served since July 1999 as Executive Vice President and Chief Information Officer of Interactive Brokers LLC. In addition, Dr. Frank has served as Vice President of Timber Hill LLC since December 1990. Mr. Frank has served as a director of The Options Clearing Corporation, since 2015. Dr. Frank received a Ph.D. in physics from the Massachusetts Institute of Technology in 1985.

Lawrence E. Harris - Dr. Harris has been a director since July 2007. He is a professor of Finance and Business Economics at the University of Southern California, where he holds the Fred V. Keenan Chair in Finance at the Marshall School of Business. Dr. Harris also serves as trustee of the Clipper Fund, director of the Selected Funds, and as the research coordinator of the Institute for Quantitative Research in Finance. Dr. Harris formerly served as Chief Economist of the U.S. Securities and Exchange Commission. Dr. Harris earned his Ph.D. in Economics from the University of Chicago, and is a CFA charterholder. He is an expert in the economics of securities market microstructure and the uses of transactions data in financial research. He has written extensively about trading rules, transaction costs, index markets, and market regulation. Dr. Harris is also the author of the widely respected textbook Trading and Exchanges: Market Microstructure for Practitioners.

Richard Gates - Mr. Gates has been a director since April 2012. Mr. Gates co-founded TFS Capital, a registered investment advisor from 1997-2017 that focused on the equity markets. During those 20 years, TFS won several awards, including the first-ever Morningstar Alternatives Fund Manager of the Year. While at TFS, Mr. Gates worked with the SEC on market structure, short selling regulations, and other issues. In 2014, Mr. Gates co-founded Elmagin Capital LLC, an asset manager focused on the wholesale power markets. Mr. Gates graduated from the University of Virginia in 1994 with a bachelor’s degree in Chemical Engineering.

Gary Katz - Mr. Katz has been a director since January 2017. He was the President and Chief Executive Officer of the International Securities Exchange (“ISE”) and a co-founder of ISE. Mr. Katz was one of the principal developers of the unique options market structure – an auction market on an electronic platform – used by all three options exchanges; ISE, ISE Gemini and ISE Mercury and was named as inventor or co-inventor on six patents that the ISE received or applied for relating to its proprietary trading system and technology. He served on the Executive Board of Eurex and on the Board of Directors of The Options Clearing Corporation and chaired the Board’s newly formed technology committee. Mr. Katz also served on the Board of Directors of Direct Edge. Mr. Katz graduated from New York University with a master’s degree in Statistics with Distinction and a bachelor’s degree from Queens College. Mr. Katz is currently chairman of the board of Farmer’s Pantry LLC, a start-up in the consumer goods industry and also serves on the board of STRS, LLC, a start-up in the financial industry meeting the unique needs of credit card issuers and merchants.

John M. Damgard - Mr. Damgard has been a director since December 2018. He served as President of the Futures Industry Association (“FIA”) from 1982 to 2013 and was a founder, past president and a member of the board of the Institute for Financial Markets. Prior to joining FIA in 1982, Mr. Damgard directed the Washington office of ACLI International, a leading commodity merchant firm active in cash and futures markets worldwide. Mr. Damgard served as Deputy Assistant and Acting Assistant Secretary of Agriculture and was responsible for the major marketing and regulatory functions at the U.S. Department of Agriculture (“USDA”). While at the USDA, Mr. Damgard led the Administration’s efforts during the creation of the Commodity Futures Trading Commission, a new independent regulatory agency. Mr. Damgard studied at the University of Virginia for two years and received a B.A. from Knox College in 1964 with a major in Political Science and a minor in Economics.

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

Mr. Thomas Peterffy, our founder, Chairman and Chief Executive Officer, and his affiliates beneficially own approximately 89.6% of the economic interests and all of the voting interests in Holdings, which owns all of our Class B common stock, representing approximately 81.9% of the combined voting power of all classes of our voting stock. As a result, Mr. Thomas Peterffy has the ability to elect all of the members of our board of directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, material expansions or contractions of our business, entry into new lines of business, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on our common stock. In addition, Mr. Thomas Peterffy is able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could discourage potential takeover attempts that other stockholders may favor and could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and this may adversely affect the market price of our common stock.

Moreover, because of Mr. Thomas Peterffy’s substantial ownership, we are eligible to be and are, treated as a “controlled company” for purposes of the IEX Rules. As a result, we are not required by IEX to have a majority of independent directors or to maintain Compensation and Nominating and Corporate Governance Committees composed entirely of independent directors to continue to list the shares of our common stock on IEX. Our Compensation Committee is comprised of Messrs. Thomas Peterffy (Chairman of the Compensation Committee) and Earl H. Nemser (our Vice Chairman). Mr. Thomas Peterffy’s membership on the Compensation Committee may give rise to conflicts of interests in that Mr. Thomas Peterffy is able to influence all matters relating to executive compensation, including his own compensation.

We are dependent on IBG LLC to distribute cash to us in amounts sufficient to pay our tax liabilities and other expenses.

We are a holding company and our primary assets are our approximately 18.1% equity interest in IBG LLC and our controlling interest and related rights as the sole managing member of IBG LLC and, as such, we operate and control all of the business and affairs of IBG LLC and are able to consolidate IBG LLC’s financial results into our financial statements. We have no independent means of generating revenues. IBG LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, its taxable income is allocated on a pro rata basis to Holdings and us. Accordingly, we incur income taxes on our proportionate share of the net taxable income of IBG LLC, and also incur expenses related to our operations. We intend to cause IBG LLC to distribute cash to its members in amounts at least equal to that necessary to cover their tax liabilities, if any, with respect to the earnings of IBG LLC. To the extent we need funds to pay such taxes, or for any other purpose, and IBG LLC is unable to provide such funds, it could have a material adverse effect on our business, financial condition and results of operations.

We are required to pay Holdings for the benefit relating to additional tax depreciation or amortization deductions we claim as a result of the tax basis step-up our subsidiaries received in connection with our IPO and certain subsequent redemptions of Holdings membership interests.

In connection with our IPO, we purchased interests in IBG LLC from Holdings for cash. In connection with redemptions of Holdings membership interests, we acquired additional interests in IBG LLC by issuing shares of Class A common stock in exchange for an equivalent number of shares of member interests in IBG LLC (the “Redemptions”). In addition, IBG LLC membership interests held by Holdings may be sold in the future to us and financed by our issuances of shares of our common stock. The initial purchase and the Redemptions did, and the subsequent purchases may, result in increases in the tax basis of the tangible and intangible assets of IBG LLC and its subsidiaries that otherwise would not have been available. Such increase will be approximately equal to the amount by which our stock price at the time of the purchase exceeds the income tax basis of the assets of IBG LLC underlying the IBG LLC interests acquired by us. These increases in tax basis will result in increased deductions in computing our taxable income and resulting tax savings for us generally over the 15 year period which commenced with the initial purchase. We have agreed to pay 85% of these tax savings, if any, to Holdings as they are realized as additional consideration for the IBG LLC interests that we acquire.

As a result of the IPO and the Redemptions by Holdings, the increase in the tax basis attributable to our interest in IBG LLC is $1.3 billion. The tax savings that we would actually realize as a result of this increase in tax basis likely would be significantly less than this amount multiplied by our effective tax rate due to a number of factors, including the allocation of a portion of the increase in tax basis to foreign or non-depreciable fixed assets, the impact of the increase in the tax basis on our ability to use foreign tax credits and the rules relating to the amortization of intangible assets, for example. Based on facts and assumptions as of December 31, 2018, including that subsequent purchases of IBG LLC interests will occur in fully taxable transactions, the potential tax basis increase resulting from the historical and future purchases of the IBG LLC interests held by Holdings could be as much as $12.8 billion. The Tax Receivable Agreement requires 85% of such tax savings, if any, to be paid to Holdings, with the balance to be retained by us. The actual increase in tax basis depends, among other factors, upon the price of shares of our common stock at the time of the purchase and the extent to which such purchases are taxable and, as a result, could differ materially from this amount. Our ability to achieve benefits from any such increase, and the amount of the payments to be made under the Tax Receivable Agreement, depends upon a number of factors, as discussed above, including the timing and amount of our future income.

The tax basis of $12.8 billion assumes that (a) all remaining IBG LLC membership interests held by Holdings are purchased by us in a taxable transaction and (b) such purchases in the future are made at prices that reflect the closing share price as of December 31, 2018. In order to have a $12.8 billion tax basis, the offering price per share of Class A common stock in such future public offering will need to exceed the then current cost basis per share of Class A common stock by approximately $39.36.

If either immediately before or immediately after any purchase or the related issuance of our stock, the Holdings members own or are deemed to own, in the aggregate, more than 20% of our outstanding common stock, then all or part of any increase in the tax basis of goodwill may not be amortizable and, thus, our ability to realize the annual tax savings that otherwise would have resulted if such tax basis were amortizable may be significantly reduced. Although the Holdings members are prohibited under the Exchange Agreement from purchasing shares of Class A common stock in a public offering, grants of our common stock to employees and directors who are also members or related to members of Holdings and the application of certain tax attribution rules, such as among family members and partners in a partnership, could result in Holdings members being deemed for tax purposes to own shares of Class A common stock.

If the Internal Revenue Services (“IRS”) successfully challenges the tax basis increase, under certain circumstances, we could be required to make payments to Holdings under the Tax Receivable Agreement in excess of our cash tax savings.

Future sales of our common stock in the public market could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.

The members of Holdings have the right to cause the redemption of their Holdings membership interests over time in connection with offerings of shares of our common stock. We intend to sell additional shares of common stock in public offerings in the future, which may include offerings of our common stock to finance future purchases of IBG LLC membership interests which, in turn, will finance corresponding redemptions of Holdings membership interests. These offerings and related transactions are anticipated to occur at least annually into the future. The size and occurrence of these offerings may be affected by market conditions. We may also issue additional shares of common stock or convertible debt securities to finance future acquisitions or business combinations. We currently have approximately 75 million outstanding shares of common stock. Assuming no anti-dilution adjustments based on combinations or divisions of our common stock, the offerings referred to above could result in the issuance by us of up to an additional approximately 339 million shares of common stock. It is possible, however, that such shares could be issued in one or a few large transactions.

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

The securities and derivatives businesses are heavily regulated. Firms in financial service industries have been subject to an increasingly regulated environment over recent years, and penalties and fines sought by regulatory authorities have increased accordingly. This regulatory and enforcement environment has created uncertainty with respect to various types of transactions that historically had been entered into by financial services firms and that were generally believed to be permissible and appropriate. Our broker-dealer subsidiaries are subject to regulations in the U.S. and abroad covering all aspects of their business. Regulatory bodies include, in the U.S., the SEC, FINRA, the Board of Governors of the Federal Reserve System, the Chicago Board Options Exchange, the Chicago Mercantile Exchange, the CFTC, and the NFA; in Canada, the IIROC and various Canadian securities commissions; in the United Kingdom, the FCA; in Switzerland, FINMA; in India, the Securities and Exchange Board of India; in Hong Kong, the SFC; in Australia, the Australian Securities and Investment Commission; and in Japan, the FSA and the Japan Securities Dealers Association. Our mode of operation and profitability may be directly affected by additional legislation changes in rules promulgated by various domestic and foreign government agencies and self-regulatory organizations that oversee our businesses, and changes in the interpretation or enforcement of existing laws and rules, including the potential imposition of transaction taxes. Noncompliance with applicable laws or regulations could result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market or the revocation or limitation of licenses. Noncompliance with applicable laws or regulations could adversely affect our reputation, prospects, revenues and earnings. In addition, changes in current laws or regulations or in governmental policies could adversely affect our business, financial condition and results of operations.

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

With respect to our direct market access brokerage business, the market for electronic and interactive bidding, offering and trading services in connection with equities, options and futures is rapidly evolving and intensely competitive. We expect competition to continue and intensify in the future. Our current and potential future competition principally comes from five categories of competitors:

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

During 2018, approximately 21% of our net revenues were generated by our operating companies outside the U.S. We are exposed to risks and uncertainties inherent in doing business in international markets, particularly in the heavily regulated brokerage industry. Such risks and uncertainties include political, economic and financial instability; unexpected changes in regulatory requirements, tariffs and other trade barriers; exchange rate fluctuations; applicable currency controls; and difficulties in staffing, including reliance on newly hired local experts, and managing foreign operations. These risks could cause a material adverse effect on our business, financial condition and results of operations.

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

Our computer infrastructure is potentially vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems and security breaches. Any such problems or security breaches could cause us to have liability to one or more third parties, including our customers, and disrupt our operations. A party able to circumvent our security measures could misappropriate proprietary information or customer information, jeopardize the confidential nature of information transmitted over the Internet or cause interruptions in our operations. Concerns over the security of Internet transactions and the privacy of users could also inhibit the growth of the Internet or the electronic brokerage industry in general, particularly as a means of conducting commercial transactions. To the extent that our activities involve the storage and transmission of proprietary information such as personal financial information, security breaches could expose us to a risk of financial loss, litigation and other liabilities. Our estimated annual losses from reimbursements to customers whose accounts have been negatively affected by unauthorized access have historically been less than $500,000 annually and effectively zero since the widespread introduction of our Secure Login System. Our current insurance program may protect us against some, but not all, of such losses. Any of these events, particularly if they (individually or in the aggregate) result in a loss of confidence in our company or electronic brokerage firms in general, could have a material adverse effect on our business, financial condition and results of operations.

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

We are exposed to substantial risks of liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, the CFTC, the Federal Reserve, state securities regulators, self-regulatory organizations and foreign regulatory agencies. We are also subject to the risk of litigation and claims that may be without merit. We could incur significant legal expenses in defending ourselves against and resolving lawsuits or claims. An adverse resolution of any future lawsuits or claims against us could result in a negative perception of the Company and have a material adverse effect on our business, financial condition and results of operations. See “Legal Proceedings and Regulatory Matters” in Part I, Item 3 of this Annual Report on Form 10-K.

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

A portion of our revenues and operating profits is derived from our trading as principal in our role as a market maker. We may incur trading losses relating to these activities since each primarily involves the purchase or sale of securities for our own account. In any period, we may incur trading losses in a significant number of securities for a variety of reasons including:

•	price changes in securities;
•	lack of liquidity in securities in which we have positions; and
•	the required performance of our market making obligations.

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

Reduced spreads in securities pricing, levels of trading activity and trading through market makers could harm our business.

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

Rules governing designated market makers may require us to make unprofitable trades or prevent us from making profitable trades.

Designated market makers are granted certain rights and have certain obligations to “make a market” in a particular security. They agree to specific obligations to maintain a fair and orderly market. In acting as a designated market maker, we are subjected to a high degree of risk by having to support an orderly market. In this role, we may at times be required to make trades that adversely affect our profitability. In addition, we may at times be unable to trade for our own account in circumstances in which it may be to our advantage to trade, and we may be obligated to act as a principal when buyers or sellers outnumber each other. In those instances, we may take a position counter to the market, buying or selling securities to support an orderly market. Additionally, the rules of the markets which govern our activities as a designated market maker are subject to change. If these rules are made more stringent, our trading revenues and profits as designated market maker could be adversely affected.

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

Our headquarters are located in Greenwich, Connecticut. We also lease facilities in 21 other locations throughout parts of the world where we conduct our operations as set forth below. Unless otherwise indicated, all properties are used by both our electronic brokerage and market making segments. We believe our present facilities, together with our current options to extend lease terms, are adequate for our current needs.

The following table sets forth certain information with respect to our leased facilities:

Location	Space (sq. feet)	Expiration	Principal Usage
North America
Greenwich, CT	163,510	2030	Headquarters and data center
Greenwich, CT	42,196	2019	Office space
Chicago, IL	60,276	2026	Office space
Chicago, IL	4,000	2021	Data center
Washington, D.C.	8,884	2024	Office space
West Palm Beach, FL	8,509	2026	Office space
Montreal, Canada	4,566	2019	Office space
Vancouver, Canada	2,737	2021	Office space
Boston, MA	2,348	2021	Office space
San Francisco, CA	833	2019	Office space
Secaucus, NJ	5,785	2022	Data center and office space

Europe
Zug, Switzerland	19,246	2019	Office space
Zug, Switzerland	4,435	2021	Office space
Zurich, Switzerland	4,000	2019	Data center
London, United Kingdom	12,969	2023	Office space
Tallinn, Estonia	11,010	2023	Office space
Luxembourg City, Luxembourg	8,533	2023	Office space
Budapest, Hungary	6,412	2019	Office space
St. Petersburg, Russia	2,742	2019	Office space
Vaduz, Liechtenstein	2,368	2021	Office space

Asia - Pacific
Mumbai, India	30,985	2023	Office space
Mumbai, India	12,061	2020	Office space
Mumbai, India	11,229	2022	Office space
Hong Kong	10,826	2021	Office space
Hong Kong	6,739	2022	Office space
Hong Kong	4,000	2020	Data center
Shanghai, China	7,648	2021	Office space
Sydney, Australia	3,358	2023	Office space
Tokyo, Japan	2,161	2019	Office space
ITEM 3.	LEGAL PROCEEDINGS AND REGULATORY MATTERS

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

Like other brokerage firms, we have been named as a defendant in lawsuits and from time to time we have been threatened with, or named as a defendant in arbitrations and administrative proceedings. The following contains information regarding potentially material pending litigation and pending regulatory inquiries. We may in the future become involved in additional litigation or regulatory proceedings in the ordinary course of our business, including litigation or regulatory proceedings that could be material to our business.

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

The Defendants and/or certain codefendants filed petitions with the United States Patent and Trademark Office (“USPTO”) for Covered Business Method Review (“CBM Review”) on the asserted patents. The District Court granted the Defendants’ motion to stay the Litigation pending the CBM Reviews. The USPTO Patent Trial and Appeal Board (“PTAB”) found all claims of ten of the twelve asserted patents to be invalid. Of the remaining two patents, 53 of the 56 claims of one patent were held invalid and the other patent survived CBM Review proceedings. Appeals were filed by either Defendants or Trading Technologies on all PTAB determinations.

On February 13, 2019, the United States Court of Appeals for the Federal Circuit issued opinions in the appeals on four patents from the CBM Review determinations. The Federal Circuit vacated the CBM Review determinations of invalidity for these four patents, concluding that these patents were not eligible for CBM Review. At the Federal Circuit’s request, the parties filed letter briefs on February 22, 2019, stating how the Federal Circuit should proceed with the other pending appeals. On February 26, 2019, the District Court ordered that the stay be lifted with respect to the four patents that are the subject of the Federal Circuit decision and scheduled trial for February 2020.

While it is difficult to predict the outcome of the matter, the Company believes it has meritorious defenses to the allegations made in the complaint and intends to defend itself vigorously against them. However, litigation is inherently uncertain and there can be no guarantee that the Company will prevail or that the Litigation can be settled on favorable terms.

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

On September 28, 2016, the District Court issued an order granting the Company’s motion to dismiss the complaint in its entirety, and without providing plaintiff leave to amend. On September 28, 2017, plaintiff appealed to the United States Court of Appeals for the Second Circuit. On September 26, 2018 the Court of Appeals affirmed the dismissal of plaintiff’s claims of breach of contract and commercially unreasonable liquidation but vacated and remanded back to the District Court plaintiff’s claims for negligence. On November 30, 2018, the plaintiff filed a Second Amended Complaint. The Company filed a motion to dismiss the new complaint on January 15, 2019 requesting that the District Court dismiss the remaining negligence claims. Regardless of the ultimate outcome of the motion to dismiss, we do not believe that a purported class action is appropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any particular customer’s margin-deficient account. IB LLC and the related defendants intend to continue to defend themselves vigorously against the case and, consistent with past practice in connection with this type of unwarranted action, any potential claims for counsel fees and expenses incurred in defending the case shall be fully pursued against the plaintiff.

Pending Regulatory Inquiries

Our businesses are heavily regulated by state, federal and foreign regulatory agencies as well as numerous exchanges and self-regulatory organizations. Most of our companies are regulated under some or all of the following: state securities laws, U.S. and foreign securities, commodities and financial services laws and the rules of the more than 120 exchanges, market centers and self-regulatory organizations of which one or more of our companies may be members. In the current era of dramatically heightened regulatory scrutiny of financial institutions, we have incurred increased compliance costs, along with the industry as a whole. Increased regulation also creates increased barriers to entry. We have built and continue to build human and automated infrastructure to handle increased regulatory scrutiny, which provides us with a possible advantage over potential newcomers to the business.

We receive thousands of regulatory inquiries each year in addition to being subject to frequent regulatory examinations. The great majority of these inquiries do not lead to fines or any further action against us. Most often, regulators do not inform us as to when and if an inquiry has been concluded. We are currently the subject of active or dormant regulatory inquiries regarding subjects including, but not limited to: audit trail reporting, trade reporting, best execution and order execution procedures, short sales, margin lending, anti-money laundering, procedures for trading and handling low-priced securities, procedures for accounts introduced by financial advisors and other referrers, technology development practices, business continuity planning and other topics of recent regulatory interest. The Company has procedures for evaluating whether potential regulatory fines are probable, estimable and material and for updating its contingency reserves and disclosures accordingly. In the current climate, we expect to pay significant and increasing regulatory fines on various topics on an ongoing basis, as other regulated financial services businesses do. The amount of any fines, and when and if they will be incurred, typically is impossible to predict given the nature of the regulatory process.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Interactive Brokers Group Inc.’s Class A common stock trades under the symbol “IBKR” on the Investors Exchange LLC. As of February 22, 2019, there were six holders of record, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number

Dividends and Other Restrictions

We currently intend to pay quarterly dividends of $0.10 per share to our common stockholders for the foreseeable future.

Stockholder Return Performance Graph

The following graph compares cumulative total stockholder return on our common stock, the S&P 500 Index and the NASDAQ Financial-100 Index from December 31, 2013 to December 31, 2018. The comparison assumes $100 was invested on December 31, 2013 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes.

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

Use of Proceeds

Purchases of IBG LLC membership interests, held by Holdings, by the Company are governed by the Exchange Agreement, a copy of which was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed with the SEC on November 9, 2009. The Exchange Agreement, as amended June 6, 2012 and July 23, 2015, provides that the Company may facilitate the redemption by Holdings of interests held by its members through the issuance of shares of common stock through a public offering in exchange for the interests in IBG LLC being redeemed by Holdings. On an annual basis, each holder of a membership interest may request that Holdings redeem the liquefiable portion of that holder’s interest. We expect Holdings to use the net proceeds it receives from such sales to redeem an identical number of Holdings membership interests from the requesting holders.

At the time of the Company’s IPO in 2007, three hundred sixty (360) million shares of authorized common stock were reserved for future sales and redemptions. From 2008 through 2017, Holdings redeemed 18,871,614 IBG LLC shares with an approximate total value of $525 million, which redemptions were funded using cash on hand at IBG LLC and through issuances of common stock.

On July 27, 2018, the Company issued 1,537,727 shares of Class A common stock (with a fair value of $94 million) to Holdings, for sale for the benefit of, certain of its members in exchange for membership interests in IBG LLC equal in number to such number of shares of common stock issued by the Company. The acquired shares are to be sold for the benefit of certain of the members of Holdings who elected to redeem a portion of their Holdings membership interests in open market transactions pursuant to one or more Rule 10b5-1 trading plans (collectively, the “Plans”). A portion of the acquired shares was sold during 2018 pursuant to the Plans, in open market transactions. The remaining shares are held for sale under certain conditions, pursuant to the Plans. All sales made pursuant to the Plans are disclosed publicly in accordance with applicable securities laws, rules and regulations through appropriate filings with the SEC, as applicable.

As a consequence of this transaction, IBG, Inc.’s interest in IBG LLC increased to approximately 18.1%, with Holdings owning the remaining 81.9%. The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 89.2% to approximately 89.6%.

On October 13, 2015, the Company filed a Post-Effective Amendment to multiple Registration Statements filed under the Securities Act of 1933, as amended (the “Securities Act”) on Form S-8. The Post-Effective Amendment contained a reoffer prospectus that registered 6,400,000 shares of the Company’s Class A common stock representing the Company’s estimate of shares that will be withheld from employees related to the vesting of restricted stock units, under the amended 2007 Stock Incentive Plan (the “SIP Plan”), over the next nine years from the time of the filing, based on the tax rates at that time and historical employee elections. The above shares are being issued by the SIP Plan under the following registration statements: Registration No. 333-142686, filed on May 7, 2007; Registration No. 333-174913, filed on June 15, 2011; and Registration No. 333-203358, filed on April 10, 2015.

The SIP Plan provides employees with two options to pay for their withholding tax obligations, which become due when restricted stock units vest into shares: either (1) reimburse the Company via cash payment, or (2) elect to have the Selling Stockholder withhold a portion of the vesting shares. In the case of employees who elect to have IBG LLC withhold shares to cover their tax obligations, those shares are transferred to IBG LLC, which in turn, sells those shares in open market transactions to recover the amount paid to the tax authorities on the employees’ behalf. For the year ended December 31, 2018 the Company sold 564,141 shares of its Class A common stock withheld from employees (with a fair value of $45 million) in open market transactions. The proceeds were used to reimburse the Company for withholding taxes paid by the Company on the employees’ behalf.

As per General Instruction C of Form S-8, the sale of the shares described above constitutes a resale or reoffer of the Company’s Class A common stock. The Company has re-issued 2,081,152 shares under this reoffer prospectus. The reoffer prospectus allows for future sales by IBG LLC, on a continuous or delayed basis, to the public without restriction.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about shares of common stock available for future awards under all of the Company’s equity compensation plans as of December 31, 2018. The Company has not made grants of common stock outside of its equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future awards under equity compensation plans(1)
Equity compensation plans approved by security holders	N/A	N/A	5,943,616
Equity compensation plans not approved by security holders	N/A	N/A	—
Total	—	—	5,943,616
(1)	Amount represents restricted stock units available for future issuance of grants under the Company’s 2007 Stock Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected historical consolidated financial and other data of the Company. They are presented for the years ended, and as of, December 31, 2014, 2015, 2016, 2017, and 2018.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in millions, except share and per share amounts)
Consolidated Statement of Comprehensive Income Data
Revenues
Commissions	$777	$647	$612	$617	$549
Interest income	1,392	908	606	492	416
Trading gains	39	40	163	269	261
Other (loss) income(1)	158	332	94	(122)	(111)
Total revenues	2,366	1,927	1,475	1,256	1,115
Interest expense	463	225	79	67	72
Total net revenues	1,903	1,702	1,396	1,189	1,043
Non-interest expenses
Execution, clearing and distribution fees	269	241	244	231	212
Fixed expenses	434	410	385	354	322
Customer bad debt(2)	4	2	6	146	3
Total non-interest expenses	707	653	635	731	537
Income before income taxes	1,196	1,049	761	458	506
Income tax expense(1)	71	256	62	43	47
Net income	1,125	793	699	415	459
Less net income attributable to noncontrolling interests	956	717	615	366	414
Net income available for common stockholders	$169	$76	$84	$49	$45
Earnings per share
Basic	$2.30	$1.09	$1.28	$0.80	$0.79
Diluted	$2.28	$1.07	$1.25	$0.78	$0.77
Comprehensive income available for common stockholders	$156	$87	$80	$39	$30
Comprehensive income attributable to noncontrolling interests	$890	$771	$594	$313	$322
Comprehensive earnings per share
Basic	$2.12	$1.24	$1.21	$0.64	$0.52
Diluted	$2.09	$1.22	$1.19	$0.62	$0.51
Weighted average common shares outstanding
Basic	73,438,209	69,926,933	66,013,247	61,043,071	56,492,381
Diluted	74,266,370	70,904,921	67,299,413	62,509,796	57,709,668
(1)	The results for 2017 include the impact of the Tax Cuts and Job Act (“Tax Act”) which was enacted on December 22, 2017. The Tax Act resulted in additional income tax expense of $62 million for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries and $115 million from the remeasurement of the Company’s deferred tax assets at the reduced corporate income tax rate of 21%. Other income includes a $93 million gain from the remeasurement of Tax Receivable Agreement liability, payable to Holdings, which is associated with and offsetting to the expense on remeasurement of deferred tax assets. See Note 4 and Note 11 to the audited consolidated financial statements, in Part II, Item 8 of this Annual Report on Form 10-K.
(2)	The results for 2015 include an unusual loss of $137 million. On January 15, 2015, in an unprecedented action, the Swiss National Bank removed a previously instituted and repeatedly confirmed cap of the currency relative to the euro, causing a sudden move in the value of the Swiss franc. Several of our customers holding currency futures and spot positions suffered losses in excess of their deposits with us. We took immediate action to hedge our exposure to the foreign currency receivables from these customers. As of December 31, 2018, we have incurred cumulative losses, net of hedging activity and debt collection efforts, of $116 million. We continue to actively pursue collection of the debts. The ultimate effect of this incident on our results will depend upon the outcome of our debt collection efforts.

	December 31,
	2018	2017	2016	2015	2014
	(in millions)
Consolidated Statement of Financial Condition Data
Cash, cash equivalents and short-term investments(1)	$26,937	$23,999	$26,053	$23,105	$17,059
Total assets(2),(3)	$60,547	$61,162	$54,673	$48,734	$43,385
Total liabilities(3)	$53,391	$54,729	$48,853	$43,390	$38,200
Stockholders’ equity	$1,282	$1,090	$974	$863	$766
Noncontrolling interests	$5,874	$5,343	$4,846	$4,481	$4,419
(1)	Cash, cash equivalents and short-term investments represent cash and cash equivalents, cash and securities segregated under federal and other regulations, short-term investments and securities purchased under agreements to resell.
(2)	As of December 31, 2018, approximately $60.2 billion, or 99.5%, of total assets were considered liquid and consisted primarily of cash, marketable securities and collateralized receivables.
(3)	As a result of the Company’s acquisition from Holdings of IBG LLC membership interests, the Company received not only an interest in IBG LLC but also, for federal income tax purposes, a step-up to the federal income tax basis of the assets of IBG LLC underlying such additional interest. This increased tax basis is expected to result in tax benefits as a result of increased amortization deductions. The Company will retain 15% of the tax benefits actually realized. As set forth in the Tax Receivable Agreement the Company entered into with Holdings, the Company will pay the remaining 85% of the realized tax benefits relating to any applicable tax year to Holdings. The deferred tax asset was $140 million, $146 million, $273 million, $288 million, and $279 million and the corresponding payable to Holdings was $171 million, $187 million, $285 million, $291 million, and $277 million as of December 31, 2018, 2017, 2016, 2015, and 2014, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K for additional details related to the impact of the Tax Act on the Company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes in Part II, Item 8, of this Annual Report on Form 10-K. In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Business Overview

We are an automated global electronic broker and market maker (although, we have substantially exited our options market making business - see Note 2 - Discontinued Operations and Costs Associated with Exit or Disposal Activities to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K). We custody and service accounts for hedge and mutual funds, registered investment advisers, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders and executing and processing trades in securities, futures and foreign exchange instruments on more than 120 electronic exchanges and market centers around the world. Since our inception in 1977, we have focused on developing proprietary software to automate broker-dealer functions. The proliferation of electronic exchanges over nearly the last three decades has provided us with the opportunity to integrate our software with an increasing number of exchanges and market centers into one automatically functioning, computerized platform that requires minimal human intervention.

In connection with our IPO priced on May 3, 2007, IBG, Inc. purchased 10.0% of the membership interests in IBG LLC, became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Our primary assets are our ownership of approximately 18.1% of the membership interests of IBG LLC, the current holding company for our businesses, and our controlling interest and related contractual rights as the sole managing member of IBG LLC. The remaining approximately 81.9% of IBG LLC membership interests are held by Holdings, a holding company that is owned by our founder, Chairman and Chief Executive Officer, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The IBG LLC membership interests held by Holdings will be subject to purchase by us over time in connection with offerings by us of shares of our common stock.

Business Segments

We report our results in two operating business segments, electronic brokerage and market making (being discontinued). These segments are analyzed separately as these are the two principal business activities from which we derive our revenues and to which we allocate resources.

Electronic Brokerage.   We conduct our electronic brokerage business through certain Interactive Brokers (“IB”) subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on our proprietary technology, IB’s systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account. We offer our customers access to all classes of tradable, primarily exchange-listed products, including stocks, bonds, options, futures, forex and mutual funds traded on more than 120 exchanges and market centers in 29 countries and in 24 currencies seamlessly around the world. The emerging complexity of multiple market centers has provided us with the opportunity of building and continuously adapting our order routing software to secure excellent execution prices.

Our customer base is diverse with respect to geography and segments. Currently, approximately 68% of our customers reside outside the U.S. in over 200 countries and territories, and over 50% of new customers come from outside the U.S. Approximately 65% of our customers’ equity is in institutional accounts such as hedge funds, financial advisors, proprietary trading desks and introducing brokers. Specialized products and services that we have developed are successfully attracting these accounts. For example, we offer prime brokerage services, including capital introduction and securities lending to hedge funds; our model portfolio technology and automated share allocation and rebalancing tools are particularly attractive to financial advisors; and our trading platform and low pricing attract introducing brokers.

We provide a host of analytical and business tools such as Investors’ MarketplaceSM, which allows wealth advisors to search for money managers and assign them to customer accounts based on their investment strategy. EmployeeTrackSM is widely used by compliance officers of financial institutions to streamline the process of tracking their employees’ brokerage activities. The Probability Lab® allows our customers to analyze option strategies under various market assumptions. Risk NavigatorSM is a real-time market risk management platform that allows our customers to measure risk exposure across multiple asset classes around the globe. Portfolio BuilderSM allows our customers to set up an investment strategy based on research and rankings from top research providers and fundamental data. IBKR Asset Management recruits registered financial advisors, vets them, analyzes their investment track records, groups them by their risk profile, and allows retail investors to assign their accounts to be traded by one or more advisors. In addition, our Greenwich Compliance affiliate offers direct expert registration and start-up compliance services, as well as answers to basic day-to-day compliance questions for experienced investors and traders looking to start their own investment advisor firms. Greenwich Compliance professionals have regulatory and industry experience, and they can help investment advisors trading on the IB platform meet their registration and compliance needs.

We have recently expanded the range of financial services we offer our customers through our Integrated Investment Management program, where customers can perform many different types of transactions from a single account. Our Interactive Brokers Debit Mastercard® allows customers to spend and borrow directly against their account and to make purchases and ATM withdrawals anywhere Debit Mastercard® is accepted around the world. Our Insured Bank Deposit Sweep Program provides customers with up to $2,500,000 of Federal Deposit Insurance Corporation (“FDIC”) insurance on their eligible cash balances in addition to the existing $250,000 Securities Investor Protection Corporation (“SIPC”) coverage, for a maximum coverage of $2,750,000. Bill Pay allows customers to make electronic or check payments in the U.S. It can be configured for one-time or recurring payments and permits customers to schedule future payments. In addition, our customers can now have their paychecks or other recurring payments directly deposited into their brokerage account.

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

Business Environment

During 2018, U.S. market volatility was significantly higher than in the prior year, reflecting greater geopolitical and economic uncertainty. Equity market indices around the globe were predominantly down, with the S&P 500 index declining 6%, less than the more substantial declines in most European and Asian markets. U.S. interest rates continued on an upward path, while trends in benchmark rates of other currencies were mixed.

Among our customer base, volatility is strongly correlated with customer trading activity across product types. With positive customer account and asset growth, we would expect our customers’ trading activity to outpace general market volume measures, especially in periods with higher volatility. In addition, higher benchmark interest rates give us an opportunity to earn more net interest income on fully interest-sensitive assets.

Amid this uncertain market environment, customer account growth remained robust, with total customer accounts increasing 24% from 2017 to 598 thousand. Customer equity increased 3% to $128.4 billion as healthy inflows from customers more than offset securities market declines impacting customers’ existing positions. Institutional customers, such as hedge funds, mutual funds, introducing brokers, proprietary trading groups and financial advisors, comprised approximately 51% of total accounts and approximately 65% of total customer equity at the end of 2018. We continue to attract large customers that seek our superior technology and execution capabilities, high interest rates on cash balances, and low costs, as well as our securities finance services, including margin lending and short sale support.

The following is a summary of the key profit drivers that affect our business and how they compared to 2017:

Global trading volumes.   According to data received from exchanges worldwide, volumes in exchange-listed equity-based options increased by approximately 27% globally and 23% in the U.S. for the year ended December 31, 2018, compared to 2017. During 2018 we accounted for approximately 4.2% (5.1% in 2017) of the exchange-listed equity-based options volume traded worldwide (including options on ETFs and stock index products), and approximately 6.5% (7.7% in 2017) of exchange-listed equity-based options volume traded in the U.S. This decrease was primarily due to exiting our options market making activities in the U.S. It is important to note that although options volume is a readily comparable measure, it reflects only a portion of the volume that generates our commission revenues. See tables on pages 55-56 of this Annual Report on Form 10-K for additional details regarding our trade volumes, contract and share volumes and brokerage statistics.

Volatility.   Based on the Chicago Board Options Exchange Volatility Index (“VIX®”), the average U.S. market volatility increased to 16.6 in 2018, up 49% from the average of 11.1 in 2017. Higher volatility improves our electronic brokerage performance because it generally corresponds to higher trading volumes. In 2018, as the VIX increased, we saw a positive impact on customer trading activity, which rose 25%, and our commissions revenue, which rose 20%.

Interest Rates.   The U.S. Federal Reserve continued its series of increases in the target federal funds rate with hikes in March, June, September and December 2018, while rates in other currencies were mixed. Increases in benchmark rates have generally led to higher net interest income and wider net interest margin. Because we pay among the highest rates in the brokerage industry on qualified customer cash balances and charge among the lowest rates on margin borrowings, we attract customers who seek to maximize their yields and minimize their costs. As our margin balances are tied to benchmark rates, rising U.S. interest rates have enhanced the interest we receive on our U.S. dollar customer margin balances. Rising rates also increase the interest we earn on our segregated cash, the majority of which is invested in U.S. government securities and related instruments. Higher rates also raise our interest expense, as we pass along more interest to our customers. We believe our low rates on margin borrowings and high yields on qualified cash balances are important factors that attract customers to our platform.

While the interest we pay on customer cash balances and the interest we earn on customer margin loans is based on fixed spreads around benchmark rates, additional net interest income is earned on non-interest bearing customer balances, e.g., on securities accounts with less than $100,000 in equity, and on rising balances. Electronic brokerage net interest income grew 38%, compared to 2017. During this time, average customer credit balances rose 6% due, in part, to an inflow of new accounts, and average customer margin loan balances increased 26%, due to our customers’ appetite for increased leverage, along with expanded prime broker financing.

Currency fluctuations.   As a global electronic broker and market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in proportion to a defined basket of 14 currencies we call the “GLOBAL” to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During 2018 the value of the GLOBAL, as measured in U.S. dollars, decreased 1.14% compared to its value as of December 31, 2017, which had a negative impact on our comprehensive earnings for 2018.

A discussion of our approach for managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Financial Overview

Diluted earnings per share were $2.28 for the year ended December 31, 2018 (“current year”), compared to diluted earnings per share of $1.07 for the year ended December 31, 2017 (“prior year”). The calculation of diluted earnings per share is detailed in Note 4 to the audited consolidated financial statements, in Part II, Item 8 of this Annual Report on Form 10-K.

Diluted earnings per share on comprehensive income were $2.09 for the current year, compared to $1.22 for the prior year.

In connection with our currency diversification strategy (i.e., GLOBALs) as of December 31, 2018, approximately 30% of our equity was denominated in currencies other than the U.S. dollar. In the current year, our currency diversification strategy decreased our comprehensive earnings by $99 million (compared to an increase of $175 million in the prior year), as the U.S. dollar value of the GLOBAL decreased by approximately 1.14%, compared to its value as of December 31, 2017. The effects of our currency diversification strategy are reported as (1) a component of other income in the consolidated statement of comprehensive income and (2) OCI in the consolidated statement of financial condition and the consolidated statement of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

Consolidated:   For the current year, our net revenues were $1,903 million and income before income taxes was $1,196 million, compared to net revenues of $1,702 million and income before income taxes of $1,049 million in the prior year. The increase in income before income taxes in the current year was mainly driven by a 36% increase in net interest income and a 20% increase in commissions, partially offset by a 52% decrease in other income. Our pre-tax profit margin was 63%, compared to 62% for the prior year.

The results for the prior year were negatively impacted by the effects of the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017. The Tax Act significantly revised U.S. corporate income tax law by, among other things, reducing the corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. As a result of the Tax Act, the prior year includes a net reduction in consolidated earnings of approximately $84 million, of which $62 million was due to the one-time repatriation tax and a net $22 million was related to the remeasurement of our U.S. deferred tax assets at lower enacted corporate tax rates. The effects of the Tax Act are further detailed in Note 11 to the audited consolidated financial statements, in Part II, Item 8 of this Annual Report on Form 10-K.

Electronic Brokerage:   For the current year, income before income taxes in our electronic brokerage segment increased $317 million, or 37%, compared to the prior year, driven by higher net interest income, commissions revenue and other income, partially offset by higher expenses in the areas of general and administrative; execution, clearing and distribution fees; and employee compensation and benefits. Net revenues increased 31%, mainly from a 38% increase in net interest income, driven by higher Federal Funds rates and higher average customer credit and margin loan balances; a 20% increase in commissions, primarily driven by higher options and futures contract volumes; and a 56% increase in other income led by a $9 million net mark-to-market gain on our U.S. government securities portfolio (compared to a $12 million net mark-to-market loss in the prior year), higher net mark-to-market gains on other investments and higher fees earned from our FDIC sweep program. Pre-tax profit margin was 64% for the current year and 61% for the prior year. Customer accounts grew 24% and customer equity increased 3% from the prior year. For the current year, total DARTs for cleared and execution-only customers increased 25% to 862 thousand, compared to 688 thousand for the prior year.

Over an extended period in 2018, a small number of the Company’s brokerage customers had taken relatively large positions in a security listed on a major U.S. exchange. The Company extended margin loans against the security at a conservatively high collateral requirement. In December 2018, within a very short timeframe, this security lost a substantial amount of its value. The customer accounts were well margined and at December 31, 2018 they had incurred losses but had not fallen into any deficits. Margin shortfalls were met in a timely manner by delivery of additional shares by the customers. Subsequent price declines in the stock have caused these accounts to fall into deficits, despite the Company’s efforts to liquidate the customers’ positions. Through February 27, 2019, the Company has recognized an aggregate loss of approximately $47 million. The maximum aggregate loss, which would occur if the securities’ prices all fell to zero and none of the debts were collected, would be approximately $59 million. The Company is currently evaluating pursuing the collection of the debts.

The ultimate effect of this incident on the Company’s results will depend upon market conditions and the outcome of the Company’s debt collection efforts. Our Risk Management Committee continuously monitors and evaluates our risk management policies, including the implementation of policies and procedures to enhance the detection and prevention of these types of events.

Market Making:   For the current year, income before income taxes in our market making segment increased $61 million, to a gain of $34 million compared to the prior year, primarily due to lower operating costs on the remaining operations and the non-recurrence of two items recognized in the prior year: $25 million in one-time exit costs related to the wind-down of our options market making business, partially offset by an $11 million gain on the transfer of our U.S. market making business.

In the third quarter of 2017, we completed the transfer of our U.S. options market making business to Two Sigma Securities, LLC and by the end of 2017 we had exited the majority of our market making activities outside the U.S. In addition, as a result of discontinuing our options market making activities, we expect that approximately $40 million in annual net expenses will be absorbed by the electronic brokerage segment. As of December 31, 2018, on a prospective basis, approximately 98% of the resources related to the $40 million in annual net expenses have been transferred to the electronic brokerage segment and the majority of the remaining 2% is expected to be transferred during 2019.

We intend to continue conducting certain proprietary trading activities in stocks and related instruments to facilitate our electronic brokerage customers’ trading in products such as ETFs, ADRs, CFDs and other financial instruments, as well as exchange-traded market making activities in a few select markets outside of the U.S. However, we do not expect the facilitation activities to be of sufficient size as to require reporting as a separate segment after we discontinue our options market making activities.

Pursuant to the agreement with Two Sigma Securities, LLC, we have the opportunity for future income from an earn-out agreement, based on the performance of the options market making business under Two Sigma Securities, LLC’s control. Under the agreement, we would earn a share of any U.S. profits after variable costs and other agreed-upon costs for three years; and a separate share of any non-U.S. profits after variable costs for four years. The agreement provides Two Sigma Securities, LLC the opportunity to enter non-U.S. parts of this business and, while it does not preclude us from participating in those markets, the earn-out would be effective only in markets where we did not compete.

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

The following two tables present net revenues and income before income taxes for each of our business segments for the periods indicated.

Net revenues of each of our segments and our total net revenues are summarized below:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Electronic brokerage	$1,842	$1,405	$1,239
Market making	76	86	190
Corporate(1)	(15)	211	(33)
Total	$1,903	$1,702	$1,396
(1)	The corporate segment includes corporate related activities, inter-segment eliminations, and gains and losses on positions held as part of our overall currency diversification strategy.

Income before income taxes of each of our segments and our total income before income taxes are summarized below:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Electronic brokerage	$1,177	$860	$756
Market making	34	(27)	44
Corporate(1)	(15)	216	(39)
Total	$1,196	$1,049	$761
(1)	The corporate segment includes corporate related activities, inter-segment eliminations, and gains and losses on positions held as part of our overall currency diversification strategy.

Net Revenues

Commissions

We earn commissions from our cleared customers for whom we act as an executing and clearing broker and from our non-cleared customers for whom we act as an execution-only broker. We have a commission structure that allows customers to choose between an all-inclusive fixed, or “bundled”, rate and a tiered, or “unbundled”, rate that offers lower commissions for high volume customers. For “unbundled” commissions, we pass through regulatory and exchange fees separately from our commissions, adding transparency to our fee structure. Commissions accounted for 41%, 38%, and 44% of our total net revenues for the years ended December 31, 2018, 2017, and 2016, respectively.

Our commissions are geographically diversified. In 2018, 2017, and 2016 we generated 32%, 32%, and 30%, respectively, of commissions from operations conducted internationally.

Interest Income and Interest Expense

We earn interest on customer funds segregated in safekeeping accounts; on customer borrowings on margin, secured by marketable securities these customers hold with us; from our investments in U.S. and foreign government securities; from borrowing and lending securities in the general course of our brokerage and market making activities; and on deposits with banks. Interest income accounted for 73%, 53%, and 43% of our total net revenues for the years ended December 31, 2018, 2017, and 2016, respectively. Interest income is partially offset by interest expense.

We pay interest on cash balances customers hold with us; for borrowing and lending securities in the general course of our brokerage and market making activities; and on our borrowings. Interest expense accounted for 24%, 13%, and 6% of our total net revenues for the years ended December 31, 2018, 2017, and 2016, respectively.

We have automated and integrated our securities lending system with our trading system. As a result, we have been able to tailor our securities lending activity to produce more optimal results when taken together with trading gains (see description under “Trading Gains” below).

Net interest income accounted for approximately 49%, 40%, and 38% of our total net revenues for the years ended December 31, 2018, 2017, and 2016, respectively.

Trading Gains

Trading gains are generated in the normal course of our market making business. Trading revenues are, in general, proportional to the trading activity in the markets. Trading gains accounted for approximately 2%, 2%, and 12% of our total net revenues for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Other income also consists of mark-to-market gains and losses on our U.S. government securities portfolio; income from market data fees, account activity fees, risk exposure fees, payments for order flow from exchange mandated programs, and other brokerage related fees; and gains and losses on financial instruments at fair value and on other financial instruments that are not held for our market making activities. Other income accounted for approximately 8%, 20%, and 7% of our total net revenues for the years ended December 31, 2018, 2017, and 2016, respectively.

Non-Interest Expenses

Execution, Clearing and Distribution Fees

Execution, clearing and distribution fees include the costs of executing and clearing our electronic brokerage and market making trades, as well as liquidity rebates received from various exchanges and market centers, regulatory fees, market data fees, and payments for order flow. Execution fees are paid primarily to electronic exchanges and market centers on which we trade. Clearing fees are paid to clearing houses and clearing agents. Market data fees are paid to third parties to receive streaming price quotes and related information. Payments for order flow are paid primarily as part of exchange-mandated programs, prior to 2018.

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

Communications

Communications expenses consist primarily of the cost of voice and data telecommunications lines supporting our business, including connectivity to exchanges and market centers around the world.

General and Administrative

General and administrative expenses consist primarily of advertising; professional services expenses, such as legal and audit work; legal and regulatory matters; and other operating expenses.

Customer Bad Debt

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

Noncontrolling Interest

We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and consolidate IBG LLC’s financial results into our financial statements. As of December 31, 2018, we held approximately 18.1% ownership interest in IBG LLC. Holdings holds approximately 81.9% ownership interest in IBG LLC. We reflect Holdings’ ownership as a noncontrolling interest in our consolidated statement of financial condition, consolidated statement of comprehensive income, consolidated statement of changes in equity and consolidated statement of cash flows. Our share of IBG LLC’s net income, excluding Holdings’ noncontrolling interest, for the current year was approximately 17.8%, compared to approximately 17.0% for the prior year.

Certain Trends and Uncertainties

We believe that our current operations may be favorably or unfavorably impacted by the following trends that may affect our financial condition and results of operations:

•	Retail broker-dealer participation in the equity markets has fluctuated over the past few years due to investor sentiment, market conditions and a variety of other factors. Retail transaction volumes may not be sustainable and are not predictable.
•	Additional consolidation among market centers may adversely affect the value of our SmartRoutingSM software.
•	Benchmark interest rates have fluctuated over the past years due to economic conditions. Changes in interest rates may not be predictable.
•	Price competition in commissions and other fees among broker-dealers may intensify.
•	Scrutiny of equity and options market makers, hedge funds and soft dollar practices by regulatory and legislative authorities has increased. New legislation or modifications to existing regulations and rules could occur in the future.
•	Our market making activities will continue to be impacted by the following trends until we complete its wind-down.
•	The effects of market structure changes, competition (in particular, from high frequency traders) and market conditions have, during certain periods, exerted downward pressure on bid/offer spreads realized by market makers.
•	In an effort to improve the quality of their executions as well as to increase efficiencies, market makers have increased the level of automation within their operations, which may allow them to compete more effectively with us.
•	A driver of our market making profits is the relationship between actual and implied volatility in the equities markets. The cost of maintaining our conservative risk profile is based on implied volatility, while our profitability, in part, is based on actual volatility. Hence, our profitability is increased when actual volatility runs above implied volatility and it is decreased when actual volatility falls below implied volatility. Implied volatility tends to lag actual volatility.

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

	Year Ended December 31,
	2018	2017	2016
	(in millions, except share and per share amounts)
Revenues
Commissions	$777	$647	$612
Interest income	1,392	908	606
Trading gains	39	40	163
Other income	158	332	94
Total revenues	2,366	1,927	1,475
Interest expense	463	225	79
Total net revenues	1,903	1,702	1,396
Non-interest expenses
Execution, clearing and distribution fees	269	241	244
Employee compensation and benefits	264	249	242
Occupancy, depreciation and amortization	49	47	51
Communications	25	28	30
General and administrative	96	86	62
Customer bad debt	4	2	6
Total non-interest expenses	707	653	635
Income before income taxes	1,196	1,049	761
Income tax expense	71	256	62
Net income	1,125	793	699
Less net income attributable to noncontrolling interests	956	717	615
Net income available for common stockholders	$169	$76	$84
Earnings per share
Basic	$2.30	$1.09	$1.28
Diluted	$2.28	$1.07	$1.25
Weighted average common shares outstanding
Basic	73,438,209	69,926,933	66,013,247
Diluted	74,266,370	70,904,921	67,299,413
Comprehensive income
Net income available for common stockholders	$169	$76	$84
Other comprehensive income
Cumulative translation adjustment, before income taxes	(14)	11	(4)
Income taxes related to items of other comprehensive income	(1)	—	—
Other comprehensive income (loss), net of tax	(13)	11	(4)
Comprehensive income available for common stockholders	$156	$87	$80
Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$956	$717	$615
Other comprehensive income - cumulative translation adjustment	(66)	54	(21)
Comprehensive income attributable to noncontrolling interests	$890	$771	$594

The following table sets forth our consolidated results of operations as a percent of our total net revenues for the indicated periods:

	Year Ended December 31,
	2018	2017	2016
Revenues
Commissions	41%	38%	44%
Interest income	73%	53%	43%
Trading gains	2%	2%	12%
Other income	8%	20%	7%
Total revenues	124%	113%	106%
Interest expense	24%	13%	6%
Total net revenues	100%	100%	100%
Non-interest expenses
Execution, clearing and distribution fees	14%	14%	17%
Employee compensation and benefits	14%	15%	17%
Occupancy, depreciation and amortization	3%	3%	4%
Communications	1%	2%	2%
General and administrative	5%	5%	4%
Customer bad debt	0%	0%	0%
Total non-interest expenses	37%	38%	45%
Income before income taxes	63%	62%	55%
Income tax expense	4%	15%	4%
Net Income	59%	47%	50%
Less net income attributable to noncontrolling interests	50%	42%	44%
Net income available for common stockholders	9%	4%	6%

Year Ended December 31, 2018 (“current year”) compared to the Year Ended December 31, 2017 (“prior year”)

Net Revenues

Total net revenues, for the current year, increased $201 million, or 12%, compared to the prior year, to $1,903 million. The increase in net revenues was primarily due to higher net interest income and commissions, partially offset by lower other income.

Commissions

Commissions, for the current year, increased $130 million, or 20%, compared to the prior year, to $777 million, driven by higher customer trading volumes in options and futures and continued customer account growth. Total customer options and futures contract volumes increased 22% and 25%, respectively, while stock share volume decreased 7%, compared to the prior year. The decline in stock trade volumes was due to lighter trading in low-priced stocks, and an increase in the proportion of trading in higher-priced stocks. As a result of this shift, while the number of shares traded declined, the DARTs and commissions on stocks both rose. Total DARTs for cleared and execution-only customers, for the current year, increased 25% to 862 thousand, compared to 688 thousand for the prior year. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current year, increased 24% to 791 thousand, compared to 639 thousand for the prior year. Average commission per DART for cleared customers, for the current year, decreased 3% to $3.87, compared to $3.97 for the prior year, reflecting smaller average order sizes across most products as higher volatility in the first and fourth quarters of the current year likely led to more caution and smaller trade sizes.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current year, increased $246 million, or 36%, compared to the prior year, to $929 million. The increase in net interest income was driven by higher average customer credit and margin loan balances and higher benchmark interest rates.

Net interest income on customer balances, for the current year, increased $196 million, compared to the prior year, driven by a $2.7 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, a $6.0 billion increase in average customer margin loans, and an 0.83% increase in the average Federal Funds effective rate to 1.83%, compared to the prior year. As a result of the increases in the Federal Funds effective rate, interest expense on customer credit balances denominated in U.S. dollars increased from the prior year, in part, as we passed along more interest to our customers. The increase in benchmark rates also drove higher interest income earned on the investment of customer segregated cash and on margin lending to customers.

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

In the current year, average securities borrowed decreased 16%, to $3.3 billion and average securities loaned increased 2%, to $4.0 billion, compared to the prior year. Securities borrowed and loaned balances were both impacted by reduced activity in the market making segment. Net interest earned from securities lending is also affected by the level of demand for securities positions held by our customers and in our market making business. During the current year, net interest earned from securities lending transactions increased $24 million, or 13%, compared to the prior year. The increase in net interest income from securities lending transactions was attributable to the electronic brokerage segment. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

Generally, as benchmark interest rates rise a larger portion of the interest earned on securities lending transactions is reported as net interest income on “Segregated cash and securities, net” instead of “Securities borrowed and loaned, net” because interest earned on cash collateral held in specially designated bank accounts for the benefit of customers, in accordance with the U.S. customer protection rules, increases.

The following table presents net interest income information corresponding to interest-earning assets and interest-bearing liabilities for the three years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Average interest-earning assets
Segregated cash and securities	$20,911	$23,824	$24,134
Customer margin loans	29,253	23,289	16,506
Securities borrowed	3,310	3,964	4,155
Other interest-earning assets	4,362	2,930	2,495
FDIC sweeps[1]	1,259	124	2
	$59,095	$54,131	$47,292
Average interest-bearing liabilities
Customer credit balances	$48,179	$45,515	$39,980
Securities loaned	3,982	3,917	2,897
	$52,161	$49,432	$42,877
Net Interest income
Segregated cash and securities, net2/3	$337	$201	$132
Customer margin loans[4]	677	392	217
Securities borrowed and loaned, net[5]	216	192	160
Customer credit balances, net2/4/5	(362)	(137)	(3)
Other net interest income1/3/6	90	40	21
Net interest income	$958	$688	$527
Net interest margin (“NIM”)	1.62%	1.27%	1.11%
Annual Yields
Segregated cash and securities	1.61%	0.84%	0.55%
Customer margin loans	2.31%	1.68%	1.31%
Customer credit balances	0.75%	0.30%	0.01%
(1)	Represents the average amount of customer cash swept into FDIC-insured banks as part of our Insured Bank Deposit Sweep Program. This item is not recorded in the Company’s consolidated statements of financial condition. Income derived from program deposits is reported in other net interest income in the table above.
(2)	We have reclassified components of net interest income related to currencies with negative interest rates and as such, prior period amounts have been adjusted to conform to the current period presentation. For the twelve months ended December 31, 2017 and 2016, $17 million and $13 million have been reclassified from net interest income on “Segregated cash and securities, net” to “Customer credit balances, net”, respectively.
(3)	We have reclassified certain components of net interest income related to investments in U.S. Treasury notes and reverse repurchase agreements and as such, prior period amounts have been adjusted to conform to the current period presentation. For the twelve months ended December 31, 2017 and 2016, $8 million and $4 million have been reclassified from net interest income on “Segregated cash and securities, net” to “Other net interest income, net”, respectively.
(4)	Interest income and interest expense on customer margin loans and customer credit balances, respectively, are calculated on daily cash balances within each customer’s account on a net basis, which may result in an offset of balances across multiple account segments (e.g., between securities and commodities segments).
(5)	We have reclassified components of net interest income related to interest paid on short sale proceeds and as such, prior period amounts have been adjusted to conform to the current period presentation. For the twelve months ended December 31, 2018, 2017 and 2016, ($76) million, ($31) million and ($4) million have been reclassified from net interest income on “Securities borrowed and loaned, net” to “Customer credit balances, net”, respectively. For the quarters ended March 31, 2018, June 30, 2018, September 30, 2018, and December 31, 2018 the amounts reclassified were ($12) million, ($17) million, ($21) million and ($26) million, respectively.
(6)	Includes income from financial instruments which has the same characteristics as interest, but is reported in other income in the Company’s consolidated statements of comprehensive income.

Trading Gains

Trading gains, for the current year, decreased $1 million, or 3%, compared to the prior year, to $39 million, on the remaining market making operations. Reflecting the wind-down of our options market making activities, our market making operations executed 18.7 million trades compared to 31.3 million trades executed in the prior year. In addition, market making options and futures contract volumes decreased 51% and 42%, respectively, while stock share volumes increased 59%, compared to the prior year, mainly due to low-priced stocks traded in Hong Kong.

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

Other Income

Other income, for the current year, decreased $174 million, or 52%, compared to the prior year, to $158 million. Other income from core items increased $30 million, or 27%, compared to the prior year, to $141 million, mainly driven by a $9 million increase in FDIC sweep fee income and increases in market data fee income, order flow income from exchange mandated programs, account activity fee income and risk exposure fee income. Other income from non-core items decreased $204 million, or 92%, to $17 million, mainly driven by a $129 million decrease in gains from our currency diversification strategy (a loss of $19 million for the current year, compared to a gain of $110 million in the prior year); the non-recurrence of a $93 million gain from the remeasurement of our Tax Receivable Agreement liability, payable to Holdings, as a result of the Tax Act; and the non-recurrence of an $11 million gain recognized on the transfer of our U.S. market making business in the prior year; partially offset by a $9 million net mark-to-market gain on our U.S. government securities portfolio in the current year, compared to a $12 million net mark-to-market loss in the prior year. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Non-Interest Expenses

Non-interest expenses, for the current year, increased $54 million, or 8%, compared to the prior year, to $707 million, mainly due to a $28 million increase in execution, clearing and distribution fees; a $15 million increase in employee compensation and benefits; a $10 million increase in general and administrative expenses; a $2 million increase in occupancy expenses; and a $2 million increase in customer bad debt; partially offset by a $3 million decrease in communications expense, compared to the prior year. As a percentage of total net revenues, non-interest expenses were 37% for the current year and 38% for the prior year.

Execution, Clearing and Distribution Fees

Execution, clearing and distribution fees, for the current year, increased $28 million, or 12%, compared to the prior year, to $269 million, driven by higher electronic brokerage segment trade volumes, where customer options and futures contract volumes increased 22% and 25%, respectively, compared to the prior year. This was partially offset by the wind-down of our market making operations, which resulted in substantially lower options and futures contract volumes.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current year, increased $15 million, or 6%, compared to the prior year, to $264 million, associated with a 9% increase in the average number of employees to 1,317, for the current year, compared to 1,213 for the prior year. Within the operating business segments, we continued to add staff in customer service, legal and compliance, and software development to support electronic brokerage and to reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 14% for the current year and 15% for the prior year.

Occupancy, Depreciation and Amortization

Occupancy, depreciation and amortization expenses, for the current year, increased $2 million, or 4%, compared to the prior year, to $49 million, mainly due to higher office rent and related expenses as we expand our physical space for both offices and data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 3% for both the current year and the prior year.

Communications

Communications expenses, for the current year, decreased $3 million, or 11%, compared to the prior year, to $25 million, due to lower costs of data lines to exchanges during the current year as we wound down our market making activities. As a percentage of total net revenues, communications expenses were 1% for the current year and 2% for the prior year.

General and Administrative

General and administrative expenses, for the current year, increased $10 million, or 12%, compared to the prior year, to $96 million, mainly due to higher professional services fees and expenses related to legal and regulatory matters, partially offset by the non-recurrence of $21 million in one-time exit costs related to the wind-down of our options market making business recognized in the prior year. As a percentage of total net revenues, general and administrative expenses were 5% for both the current year and the prior year.

Customer Bad Debt

Customer bad debt expense, for the current year, increased $2 million, or 100%, compared to the prior year, to $4 million.

Income Tax Expense

Income tax expense, for the current year, decreased $185 million, or 72%, to $71 million, compared to the prior year, primarily due to the effects of the Tax Act, recognized in the prior year, partially offset by a one-time income tax expense of $4 million related to the remeasurement of certain deferred tax assets due to the tax reclassification of a foreign subsidiary. See Note 11 to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

The Tax Act significantly revised U.S. corporate income tax law by, among other things, reducing the corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. As a result of the Tax Act, the prior year results include a net reduction of approximately $84 million related to the following: (1) the one-time transition tax on deemed repatriation of earnings on some of our foreign subsidiaries resulted in an additional income tax expense of $62 million, to be paid over an eight-year period, (2) the remeasurement of deferred tax assets and liabilities at the reduced corporate income tax rate of 21% resulted in additional income tax expense of $115 million, and (3) in connection with the remeasurement of our deferred tax asset arising from the acquisition of interests in IBG LLC, we also remeasured the related Tax Receivable Agreement liability, payable to Holdings, resulting in the recognition of a $93 million gain, which is reported in other income in the consolidated statements of comprehensive income. See Note 9 to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

The following table presents information about our income tax expense for the three years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017		2016
	(in millions, except %)
Consolidated
Consolidated income before income taxes	$1,196	$1,049		$761
IBG, Inc. stand-alone income before income taxes	2	92	(1)	(1)
Gains (losses) on the Company’s common stock held by Operating Companies	—	—		(1)
Operating Companies income before income taxes	$1,194	$957		$761
Operating Companies
Income before income taxes	$1,194	$957		$761
Income tax expense	32	31		30
Income tax expense - effect of the Tax Act	—	62		—
Net income available to members	$1,162	$864		$731
IBG, Inc.
Average ownership percentage in IBG LLC	17.8%	17.0%		16.2%
Net income available to IBG, Inc. from Operating Companies	$206	$147		$117
IBG, Inc. stand-alone income before income taxes	2	92	(1)	(1)
Income before income taxes	208	239		116
Income tax expense	39	48		32
Income tax expense - effect of the Tax Act	—	115		—
Net income available to common stockholders	$169	$76		$84
Consolidated income tax expense
Income tax expense attributable to Operating Companies	$32	$93		$30
Income tax expense attributable IBG, Inc.	39	163		32
Consolidated income tax expense	$71	$256		$62
Consolidated effects of the Tax Act
One-time repatriation tax expense	$—	$62		$—
Remeasurement of U.S. deferred tax assets	—	115		—
Remeasurement of liability under the Tax Receivable Agreement	—	(93)		—
Total decrease in earnings resulting from the Tax Act	$—	$84		$—
(1)	Includes a $93 million gain from the remeasurement of the Tax Receivable Agreement liability as a result of the Tax Act, included in other income.

Operating Results

Income before income taxes, for the current year, increased $147 million, or 14%, to $1,196 million, compared to the prior year. Pretax profit margin was 63% for the current year and 62% for the prior year.

Comparing our operating results for the current year to the prior year, excluding the effects of our currency diversification strategy, the net mark-to-market gains and losses from our U.S. government securities portfolio, the one-time net costs related to the wind-down of our options market making activities, and the remeasurement gain on our Tax Receivable Agreement liability due to the Tax Act: net revenues were $1,913 million, up 28%; non-interest expenses were $707 million, up 13%; income before income taxes was $1,206 million, up 38%; and pre-tax profit margin increased to 63% for the current year from 58% for the prior year.

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

Net Revenues

Total net revenues, for 2017, increased $306 million, or 22%, compared to 2016, to $1,702 million. The increase in net revenues was primarily due to higher net interest income, other income and commissions, partially offset by lower trading gains. Trading volume is an important driver of revenues and costs for both our electronic brokerage and market making segments. During 2017, our electronic brokerage options contract and stock share volumes increased 11% and 50% (largely driven by low-priced U.S. and Hong Kong shares), respectively, while futures contract volume decreased 8%, compared to 2016. Market making trading volumes were significantly down as we began to wind down our market making activities globally during 2017.

Commissions

Commissions, for 2017, increased $35 million, or 6%, compared to 2016, to $647 million, driven by higher customer trading volumes in options and stocks, continued customer account growth and higher average commission per customer order. Cleared customer options contract and stock share volumes increased 11% and 51%, respectively, while futures contract volume decreased 9%, compared to 2016. Total DARTs for cleared and execution-only customers, for 2017, increased 4% to 688 thousand, compared to 660 thousand for 2016. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for 2017, increased 5% to 639 thousand, compared to 609 thousand for 2016. Average commission per DART for cleared customers, for 2017, increased by 1% to $3.97, compared to $3.92 for 2016, reflecting larger average order sizes in stocks.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for 2017, increased $156 million, or 30%, compared to 2016, to $683 million. The increase in net interest income was driven by higher average customer credit and margin loan balances and higher benchmark interest rates.

Net interest income on customer balances, for 2017, increased $137 million, compared to 2016, driven by a $5.5 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, a $6.8 billion increase in average customer margin loans, and a 61 basis point increase in the average Federal Funds effective rate to 1.00%, compared to 2016. As a result of the increases in the Federal Funds effective rate since December 2016, interest expense on customer credit balances increased from 2016, in part, as certain customer credit balances that were not eligible to earn interest in 2016 became eligible to earn interest in 2017. The increase in benchmark rates also drove higher interest income earned on the investment of customer segregated cash and on margin lending to customers.

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

In 2017, average securities borrowed decreased 5%, to $4.0 billion and average securities loaned increased 35%, to $3.9 billion, compared to 2016. Net interest earned from securities lending is also affected by the level of demand for securities positions held by our customers and in our market making business. During 2017, net fees earned by our electronic brokerage and market making segments from securities lending transactions increased $5 million, or 3%, compared to 2016. The increase in net interest income from securities lending transactions was attributable to the electronic brokerage segment. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

Trading Gains

Trading gains, for 2017, decreased $123 million, or 75%, compared to 2016, to $40 million. Reflecting the wind-down of our options market making activities during 2017, our market making operations executed 31.3 million trades compared to 64.0 million trades executed in 2016. In addition, market making options and futures contract and stock share volumes decreased 67%, 60%, and 45%, respectively, compared to 2016.

Trading gains were also unfavorably impacted by decreases in volatility and in the actual-to-implied volatility ratio as compared to 2016. Through our announcement on March 8, 2017, the market making segment had incurred net losses and the segment was not expected to return to meaningful profitability; however, the rate of continuing losses was substantially reduced after we began curtailing these activities.

The VIX®, which measures perceived U.S. equity market volatility, decreased 30% to an average of 11.1 for 2017, compared to an average of 15.9 for 2016. The ratio of actual to implied volatility decreased to an average of 60% for 2017, compared to an average of 83% for 2016. Both of these were negative trends for market making performance, but had less of an impact in 2017 than in 2016 as we curtailed our market making activities.

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

Other Income

Other income, for 2017, increased $238 million, or 253%, compared to 2016, to $332 million, mainly driven by a gain of $110 million from our currency diversification strategy for 2017, compared to a loss of $40 million for 2016, a gain of $93 million from the remeasurement of our Tax Receivable Agreement liability, payable to Holdings, as a result of the Tax Act, and a $13 million recovery of costs related to the wind-down of our U.S. options market making operations, partially offset by a $12 million net mark-to-market loss on our U.S. government securities portfolio in 2017, compared to $26 million net mark-to-market gain in 2016. Despite an increase in average medium term interest rates during 2017, the net mark-to-market loss on our U.S. government securities portfolio was only $12 million, reflecting a reduction in the size and average duration of the portfolio. In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled “Quantitative and Qualitative Disclosures about Market Risk.

Non-Interest Expenses

Non-interest expenses, for 2017, increased $18 million, or 3%, compared to 2016, to $653 million, mainly due to a $24 million increase in general and administrative expenses and a $7 million increase in employee compensation and benefits, partially offset by a $4 million decrease in occupancy expenses and a $4 million decrease in customer bad debt, compared to 2016. As a percentage of total net revenues, non-interest expenses were 38% for 2017 and 45% for 2016.

Execution, Clearing and Distribution Fees

Execution, clearing and distribution fees, for 2017, decreased $3 million, or 1%, compared to 2016, to $241 million, driven by lower trading volume in our market making segment as we began to wind down our market making activities globally. Market making options and futures contract and stock share volumes decreased 67%, 60% and 45%, respectively, from 2016. This was largely offset by higher execution and clearing expenses in our electronic brokerage segment, where customer options contract and stock share volumes increased 11% and 50%, respectively. In addition, the electronic brokerage segment received lower liquidity rebates from exchanges operating a make-or-take pricing model, in which we are paid for adding liquidity and charged for removing liquidity, as trading volume shifted away from orders that added liquidity to orders that removed liquidity in 2017 compared to 2016.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for 2017, increased $7 million, or 3%, compared to 2016, to $249 million, mainly due to one-time exit costs related to the wind-down of our options market making activities and a 5% increase in the average number of employees to 1,213, for 2017, compared to 1,154 for 2016. Within the operating business segments, we continued to add staff in customer service, legal and compliance, and software development to support electronic brokerage and reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 15% for 2017 and 17% for 2016.

Occupancy, Depreciation and Amortization

Occupancy, depreciation and amortization expenses, for 2017, decreased $4 million, or 8%, compared to 2016, to $47 million, mainly due to lower office rent expenses and equipment related costs. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 3% for 2017 and 4% for 2016.

Communications

Communications expenses, for 2017, decreased $2 million, or 7%, compared to 2016, to $28 million, mainly due to lower costs of data lines to exchanges during 2017 as we wound down our market making activities. As a percentage of total net revenues, communications expenses were 2% for both 2017 and 2016.

General and Administrative

General and administrative expenses, for 2017, increased $24 million, or 39%, compared to 2016, to $86 million, mainly due to a $21 million write-down of the value of exchange trading rights related to the wind-down of our U.S. options market making operations and higher advertising expenditures. As a percentage of total net revenues, general and administrative expenses were 5% for 2017 and 4% for 2016.

Customer Bad Debt

Customer bad debt expense, for 2017, decreased $4 million, or 67%, compared to 2016, to $2 million.

Income Tax Expense

Income tax expense, for 2017, increased $194 million, or 313%, to $256 million, compared to 2016, primarily due to the effects of the Tax Act, which was enacted on December 22, 2017. The Tax Act significantly revised U.S. corporate income tax law by, among other things, reducing the corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries.

As a result of the Tax Act, the 2017 results include a net reduction of approximately $84 million related to the following: (1) the one-time transition tax on deemed repatriation of earnings on some of our foreign subsidiaries resulted in an additional income tax expense of $62 million, to be paid over an eight-year period, (2) the remeasurement of deferred tax assets and liabilities at the reduced corporate income tax rate of 21% resulted in additional income tax expense of $115 million, and (3) in connection with the remeasurement of our deferred tax asset arising from the acquisition of interests in IBG LLC, we also remeasured the related Tax Receivable Agreement liability, payable to Holdings, resulting in the recognition of a $93 million gain, which is reported in other income in the consolidated statements of comprehensive income.

Operating Results

Income before income taxes, for 2017, increased $288 million, or 38%, to $1,049 million, compared to 2016. Pretax profit margin was 62% for 2017 and 55% for 2016.

Our operating results, for 2017, excluding the effects of our currency diversification strategy, the net mark-to-market gains and losses from our U.S. government securities portfolio, the one-time net costs related to the wind-down of our options market making activities, and the remeasurement gain on our Tax Receivable Agreement liability due to the Tax Act, compared to 2016, were as follows: net revenues were $1,500 million, up 6%; non-interest expenses were $628 million, down 1%; income before income taxes was $872 million, up 13%; and pre-tax profit margin increased to 58% for 2017, from 55% for 2016.

Trading Volumes and Brokerage Statistics

The following tables present historical trading volumes and brokerage statistics for our business. However, volumes are not the only drivers in our business.

TRADE VOLUMES:
(in 000’s, except %)

Period	Market Making Trades	% Change	Brokerage Cleared Trades	% Change	Brokerage Non Cleared Trades	% Change	Total Trades	% Change	Avg. Trades per U.S. Trading Day
2014	64,530		206,759		18,055		289,344		1,155
2015	65,937	2%	242,846	17%	18,769	4%	327,553	13%	1,305
2016	64,038	(3%)	259,932	7%	16,515	(12%)	340,485	4%	1,354
2017	31,282	(51%)	265,501	2%	14,835	(10%)	311,618	(8%)	1,246
2018	18,663	(40%)	328,099	24%	21,880	47%	368,642	18%	1,478

CONTRACT AND SHARE VOLUMES:
(in 000’s, except %)

TOTAL

Period	Options (contracts)	% Change	Futures(1) (contracts)	% Change	Stocks (shares)	% Change
2014	631,265		123,048		153,613,174
2015	634,388	0%	140,668	14%	172,742,520	12%
2016	572,834	(10%)	143,287	2%	155,439,227	(10%)
2017	395,885	(31%)	124,123	(13%)	220,247,921	42%
2018	408,406	3%	151,762	22%	210,257,186	(5%)

MARKET MAKING

Period	Options (contracts)	% Change	Futures(1) (contracts)	% Change	Stocks (shares)	% Change
2014	344,741		15,668		12,025,822
2015	335,406	(3%)	14,975	(4%)	15,376,076	28%
2016	307,377	(8%)	14,205	(5%)	13,082,887	(15%)
2017	102,025	(67%)	5,696	(60%)	7,139,622	(45%)
2018	49,554	(51%)	3,277	(42%)	11,347,811	59%

BROKERAGE TOTAL

Period	Options (contracts)	% Change	Futures(1) (contracts)	% Change	Stocks (shares)	% Change
2014	286,524		107,380		141,587,352
2015	298,982	4%	125,693	17%	157,366,444	11%
2016	265,457	(11%)	129,082	3%	142,356,340	(10%)
2017	293,860	11%	118,427	(8%)	213,108,299	50%
2018	358,852	22%	148,485	25%	198,909,375	(7%)
(1)	Futures contract volume includes options on futures.

BROKERAGE CLEARED

Period	Options (contracts)	% Change	Futures(1) (contracts)	% Change	Stocks (shares)	% Change
2014	225,662		106,074		137,153,132
2015	244,356	8%	124,206	17%	153,443,988	12%
2016	227,413	(7%)	128,021	3%	138,523,932	(10%)
2017	253,304	11%	116,858	(9%)	209,435,662	51%
2018	313,795	24%	146,806	26%	194,012,882	(7%)
(1)	Futures contract volume includes options on futures.

BROKERAGE STATISTICS:
(in 000’s, except % and where noted)

	4Q2018	4Q2017	% Change
Year over Year
Total Accounts	598	483	24%
Customer Equity (in billions)(1)	$128.4	$124.8	3%

Cleared DARTs	856	681	26%
Total Customer DARTs	951	730	30%

Cleared Customers (in $’s, except DART per account)
Commission per DART	$3.79	$3.92	(3%)
DART per Avg. Account (Annualized)	364	363	0%
Net Revenue per Avg. Account (Annualized)	$3,225	$3,318	(3%)
(1)	Excludes non-customers.

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

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Revenues
Commissions	$777	$648	$613
Interest income	1,386	829	537
Other income	169	108	128
Total revenues	2,332	1,585	1,278
Interest expense	490	180	39
Total net revenues	1,842	1,405	1,239
Non-interest expenses
Execution, clearing and distribution fees	254	210	181
Employee compensation and benefits	131	122	113
Occupancy, depreciation and amortization	17	18	21
Communications	16	15	14
General and administrative	243	178	148
Customer bad debt	4	2	6
Total non-interest expenses	665	545	483
Income before income taxes	$1,177	$860	$756

Year Ended December 31, 2018 (“current year”) compared to the Year Ended December 31, 2017 (“prior year”)

Electronic brokerage total net revenues, for the current year, increased $437 million, or 31%, compared to the prior year, to $1,842 million, due to higher net interest income, commissions and other income.

Commissions, for the current year, increased $129 million, or 20%, compared to the prior year, to $777 million, driven by higher customer trading volumes in options and futures and continued customer account growth. Total customer options and futures contract volumes increased 22% and 25%, respectively, while stock share volume decreased 7%, compared to the prior year. The decline in stock trade volumes was due to lighter trading in low-priced stocks, and an increase in the proportion of trading in higher-priced stocks. As a result of this shift, while the number of shares traded declined, the DARTs and commissions on stocks both rose. Total DARTs for cleared and execution-only customers, for the current year, increased 25% to 862 thousand, compared to 688 thousand for the prior year. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current year, increased 24% to 791 thousand, compared to 639 thousand for the prior year. Average commission per DART for cleared customers, for the current year, decreased 3% to $3.87, compared to $3.97 for the prior year, reflecting smaller average order sizes across most products as higher volatility in the first and fourth quarters of the current year likely led to more caution and smaller trade sizes.

Net interest income, for the current year, increased $247 million, or 38%, compared to the prior year, to $896 million driven by a $2.7 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, a $6.0 billion increase in average customer margin loans, and an 0.83% increase in the average Federal Funds effective rate to 1.83%, compared to the prior year. As a result of the increases in the Federal Funds effective rate, interest expense on customer credit balances denominated in U.S. dollars increased from the prior year, in part, as we passed along more interest to our customers. The increase in benchmark rates also drove higher interest income earned on the investment of customer segregated cash and on margin lending to customers.

Other income, for the current year, increased $61 million, or 56%, compared to the prior year, to $169 million, mainly driven by a $9 million net mark-to-market gain on our U.S. government securities portfolio in the current year compared to a $12 million net mark-to-market loss in the prior year, a $13 million increase in net gains from other investments, a $9 million increase in FDIC sweep fee income, a $7 million increase in market data fee income, a $6 million increase in order flow income, and a $3 million increase in account activity fee income, compared to the prior year.

Non-interest expenses, for the current year, increased $120 million, or 22%, compared to the prior year, to $665 million. Within non-interest expenses, execution, clearing and distribution fees increased $44 million, or 21%, driven by higher customer trading volumes in options and futures, which increased 22% and 25%, respectively, compared to the prior year. A 16% increase in the average number of employees providing services to the electronic brokerage segment led to increased employee compensation and benefits expenses of $9 million, or 7%, and increased general and administrative expenses of $65 million, both of which, in part, reflect a redeployment of staff from market making to electronic brokerage activities, which accounted for $30 million of this increase. In addition, general and administrative expenses for the current year include higher professional services fees and expenses related to legal and regulatory matters, compared to the prior year. As a percentage of total net revenues, non-interest expenses were 36% for the current year and 39% for the prior year.

Income before income taxes, for the current year, increased $317 million, or 37%, compared to the prior year, to $1,177 million. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 64% for the current year and 61% for the prior year.

Comparing electronic brokerage operating results for the current year to the prior year: excluding the net mark-to-market gains and losses from our U.S. government securities portfolio, net revenues were $1,833 million, up 29%; income before income taxes was $1,168 million, up 34%; and pre-tax profit margin increased to 64% for the current year from 62% for the prior year.

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

Electronic brokerage total net revenues, for 2017, increased $166 million, or 13%, compared to 2016, to $1,405 million, primarily due to higher net interest income and commissions, partially offset by lower other income.

Commissions, for 2017, increased $35 million, or 6%, compared to 2016, to $648 million, driven by higher customer trading volumes in options and stocks, continued customer account growth, and higher average commission per customer order. Cleared customer options contract and stock share volumes increased 11% and 51%, respectively, while futures contract volume decreased 9%, compared to 2016. Total DARTs for cleared and execution-only customers, for 2017, increased 4% to 688 thousand, compared to 660 thousand for 2016. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for 2017, increased 5% to 639 thousand, compared to 609 thousand for 2016. Average commission per DART for cleared customers, for 2017, increased 1% to $3.97, compared to $3.92 for 2016, reflecting larger average order sizes in stocks.

Net interest income, for 2017, increased $151 million, or 30%, compared to 2016, to $649 million driven by a $5.5 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, a $6.8 billion increase in average customer margin loans, and a 61 basis point increase in the average Federal Funds effective rate to 1.00%. As a result of increases in the Federal Funds effective rate since December 2016, interest expense on customer credit balances increased from 2016, in part, as certain customer credit balances that were not eligible to earn interest in 2016 became eligible to earn interest in 2017. The increase in benchmark rates also drove higher interest income earned on investment of customer segregated cash and on margin lending to customers.

Other income, for 2017, decreased $20 million, or 16%, compared to 2016, to $108 million, mainly driven by a $12 million net mark-to-market loss on our U.S. government securities portfolio in 2017, compared to a $26 million net mark-to-market gain in 2016, partially offset by higher exposure fee and market data fee income. Despite an increase in average medium term interest rates during 2017 the net mark-to-market loss on our U.S. Government securities portfolio was only $12 million, reflecting a reduction in the size and average duration of the portfolio. In general, mark-to-market gains and losses on U.S. government securities are expected to reverse when, as intended, these securities are held to maturity.

Non-interest expenses, for 2017, increased $62 million, or 13%, compared to 2016, to $545 million. Within non-interest expenses, execution, clearing and distribution fees increased $29 million, or 16% driven by higher trading volumes in options and stocks and a reduction in liquidity rebates from exchanges operating a make-or-take pricing model, in which we are paid for adding liquidity and charged for removing liquidity, as the options trading volume shifted away from orders that added liquidity to orders that removed liquidity in 2017. A 10% increase in the number of employees providing services to the electronic brokerage segment led to increased employee compensation and benefits expenses of $9 million, or 8% and increased general and administrative expenses of $30 million, where the latter includes software development provided by the corporate segment on a consulting basis, which accounted for $18 million of this increase. In addition, general and administrative expenses for 2017 include higher advertising expenditures and professional services fees, compared to 2016. As a percentage of total net revenues, non-interest expenses were 39% for both 2017 and 2016.

Income before income taxes, for 2017, increased $104 million, or 14%, compared to 2016, to $860 million. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 61% for both 2017 and 2016.

Electronic brokerage operating results, for 2017, excluding the net mark-to-market gains and losses from our U.S. government securities portfolio, compared to 2016 were as follows: net revenues were $1,417 million, up 17%; income before income taxes was $872 million, up 19%; and pre-tax profit margin increased to 62% for 2017 from 60% for 2016.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Revenues
Trading gains	$39	$40	$163
Interest income	49	89	71
Other income	9	16	4
Total revenues	97	145	238
Interest expense	21	59	48
Total net revenues	76	86	190
Non-interest expenses
Execution, clearing and distribution fees	16	32	63
Employee compensation and benefits	10	25	31
Occupancy, depreciation and amortization	—	3	4
Communications	1	7	10
General and administrative	15	46	38
Total non-interest expenses	42	113	146
Income (loss) before income taxes	$34	$(27)	$44

Year Ended December 31, 2018 (“current year”) compared to the Year Ended December 31, 2017 (“prior year”)

As previously described, in early 2017 we started the process of winding down our options market making operations and the market making results described below were mainly impacted by such pull-back.

Market making total net revenues, for the current year, decreased $10 million, or 12%, compared to the prior year, to $76 million, due to lower other income, net interest income and trading gains.

Trading gains, for the current year, decreased $1 million, or 3%, compared to the prior year, to $39 million. Reflecting the wind-down of our options market making activities, our market making operations executed 18.7 million trades compared to 31.3 million trades executed in the prior year. In addition, market making options and futures contract volumes decreased 51% and 42%, respectively, while stock share volumes increased 59%, compared to the prior year, mainly due to low-priced stocks traded in Hong Kong.

Net interest income, for the current year, decreased $2 million, or 7%, compared to the prior year, to $28 million. As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets.

Other income, for the current year, decreased $7 million, or 44%, compared to the prior year, to $9 million, mainly due to the non-recurrence of an $11 million one-time recovery of costs related to the sale of our U.S. options market making operations to Two Sigma Securities, LLC in the prior year.

Non-interest expenses, for the current year, decreased $71 million, or 63%, compared to the prior year, to $42 million. Within non-interest expenses, execution, clearing and distribution fees decreased $16 million, or 50%, on lower trading volumes in options and futures. Employee compensation and benefits expenses decreased $15 million, or 60%, and general and administrative expenses decreased $31 million, or 67%, primarily due to the non-recurrence of $25 million in one-time exit costs related to the wind-down of our options market making business recognized in the prior year. As a percentage of total net revenues, non-interest expenses were 55% for the current year and 131% for the prior year.

Income before income taxes, for the current year, increased $61 million, compared to the prior year, to $34 million.

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

As previously described, in early 2017 we started the process of winding down our options market making operations and the market making results described below were mainly impacted by such pull-back.

Market making total net revenues, for 2017, decreased $104 million, or 55%, compared to 2016, to $86 million, primarily due to lower trading gains.

Trading gains, for 2017, decreased $123 million, or 75% compared to 2016, to $40 million, unfavorably impacted by lower trading volumes, as we began to wind down our market making activities in March 2017, and, to a lesser extent, by decreases in volatility and in the actual-to-implied volatility ratio, compared to 2016. The VIX®, which measures perceived U.S. equity market volatility, decreased 30% to an average of 11.1 for 2017, compared to an average of 15.9 for 2016. The ratio of actual to implied volatility decreased to an average of 60% for 2017, compared to an average of 83% for 2016. Options and futures contract and stock share volumes decreased 67%, 60%, and 45%, respectively, compared to 2016.

Net interest income, for 2017, increased $7 million, or 30%, compared to 2016, to $30 million. As described above, our trading gains and our net interest income are interchangeable and depend on the mix of market making positions in our portfolio and on relative interest rates in the stock and options markets.

Other income, for 2017, increased $12 million, compared to 2016, to $16 million due to an $11 million one-time recovery of costs related to the sale of our U.S. options market making operations to Two Sigma Securities, LLC and $2 million in consulting fees related to the reimbursement of costs incurred during the transition of these operations to Two Sigma Securities, LLC.

Non-interest expenses, for 2017, decreased $33 million, or 23%, compared to 2016, to $113 million. Within non-interest expenses, execution, clearing and distribution fees decreased $31 million, or 49%, on lower trading volumes across product types. Employee compensation and benefits expenses decreased $6 million, or 19%, driven by continued reductions in staff. General and administrative expenses increased $8 million, or 21%, due to a $21 million write-down of the value of exchange trading rights related to the wind-down of our U.S. options market making operations, partially offset by lower consulting expenses, primarily for internal software development. As a percentage of total net revenues, non-interest expenses were 131% for 2017 and 77% for 2016.

Income before income taxes, for 2017, decreased $71 million, compared to 2016, to a loss of $27 million.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of investments of customer funds, collateralized receivables arising from customer-related and proprietary securities transactions, and exchange-listed marketable securities, which are marked-to-market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed, and, to a lesser extent, securities purchased under agreements to resell, and receivables from clearing houses for settlement of securities transactions. As of December 31, 2018, total assets were $60.5 billion of which approximately $60.2 billion, or 99.5%, were considered liquid.

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

Liability balances, as of December 31, 2018, in connection with securities loaned were higher than the average monthly balance during the current year and our payables to customers and short-term borrowings were lower than their respective average monthly balances during the current year.

Cash and cash equivalents held by our non-U.S. operating companies as of December 31, 2018 were $769 million ($590 million as of December 31, 2017). These funds are primarily intended to finance each individual operating company’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. In 2018 a dividend of $54 million was paid to IBG LLC from one of our non-U.S. subsidiaries. As of December 31, 2018, we had no intention to repatriate further amounts from non-U.S. operating companies. With the enactment of the Tax Act, we recognized a $62 million liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries for the year ended December 31, 2017. As a result, in the event dividends were to be paid to the Company in the future by a non-U.S. operating company, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 11% to $7.2 billion as of December 31, 2018 from $6.4 billion as of December 31, 2017. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during 2018.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Year-Ended December 31,
	2018	2017	2016
	(in millions)
Net cash provided by operating activities	$2,356	$1,065	$635
Net cash used in investing activities	(57)	(26)	(6)
Net cash used in financing activities	(399)	(374)	(189)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(79)	65	(25)
Increase in cash, cash equivalents, and restricted cash	$1,821	$730	$415

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

Year Ended December 31, 2018:   Our cash, cash equivalents and restricted cash (i.e., cash and cash equivalents that are subject to withdrawal or usage restrictions) increased by $1,821 million to $10.1 billion for the year ended December 31, 2018. We raised $2,356 million in net cash from operating activities. We used net cash of $456 million in our investing and financing activities, primarily for distributions to noncontrolling interests, dividends paid to our common stockholders and payments made under the Tax Receivable Agreement. Investing activities mainly consisted of purchases of other investments and property, equipment and intangible assets.

Year Ended December 31, 2017:   Our cash, cash equivalents and restricted cash increased by $730 million to $8.3 billion for the year ended December 31, 2017. We raised $1,065 million in net cash from operating activities. We used net cash of $400 million in our investing and financing activities, primarily for distributions to noncontrolling interests, dividends paid to our common stockholders and payments made under the Tax Receivable Agreement. Investing activities mainly consisted of purchases of property, equipment and intangible assets.

Year Ended December 31, 2016:   Our cash, cash equivalents and restricted cash increased by $415 million to $7.5 billion for the year ended December 31, 2016. We raised $635 million in net cash from operating activities. We used net cash of $195 million in our investing and financing activities, primarily for distributions to noncontrolling interests, dividends paid to our common stockholders and payments made under the Tax Receivable Agreement. Investing activities mainly consisted of purchases and sales of other investments mainly consisted of transactions in marketable securities held for investment purposes and distributions received from investments, and purchase of property equipment and intangible assets.

Regulatory Capital Requirements

Our principal operating companies are subject to separate regulation and capital requirements in the U.S. and other jurisdictions. IB LLC and TH LLC are registered U.S. broker-dealers and their primary regulators include the SEC, the Chicago Board Options Exchange, and FINRA. Additionally, IB LLC is regulated by the CFTC and the Chicago Mercantile Exchange. IB LLC is also a registered U.S. forex dealer member regulated by the NFA. IBKRFS is registered to do business in Switzerland as a securities dealer and is regulated by the Swiss Financial Market Supervisory Authority. Our various other operating companies are similarly regulated. See the notes to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding our regulated operating companies.

As of December 31, 2018, aggregate excess regulatory capital for all of the operating companies was $5.8 billion, and all of the operating companies were in compliance with their respective regulatory capital requirements.

	Net Capital/ Eligible Equity	Requirement	Excess
		(in millions)
IB LLC	$4,882	$416	$4,466
TH LLC	159	—	159
IBKRFS	584	93	491
Other regulated Operating Companies	810	116	694
	$6,435	$625	$5,810

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment, and intangible assets.

Capital expenditures for property, equipment, and intangible assets were approximately $36 million, $28 million, and $27 million for the three years ended December 31, 2018, 2017, and 2016, respectively. In the future, we plan to meet capital expenditure needs with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

Contractual Obligations Summary

Our contractual obligations principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2018.

	Payments Due by Year
	Total	2019-2020	2021-2022	Thereafter
	(in millions)
Payable to Holdings under Tax Receivable Agreement(1)	$171	$41	$37	$93
Operating leases	167	37	32	98
Transition Tax liability(2)	56	10	10	36
Total contractual cash obligations	$394	$88	$79	$227
(1)	As of December 31, 2018, contractual amounts owed under the Tax Receivable Agreement of $171 million have been recorded in payable to affiliate in the consolidated financial statements representing management’s best estimate of the amounts currently expected to be owed under the Tax Receivable Agreement. Through December 31, 2018, approximately $159 million of cumulative cash payments have been made.
(2)	The Tax Act implemented a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries to be paid over an eight-year period. We believe this tax will not have a material impact on our liquidity.

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

Investments in U.S. Government Securities

We invest in U.S. government securities for the purpose of satisfying U.S. regulatory requirements. As a broker-dealer, unlike banks, we are required to mark these investments to market even though we intend to hold them to maturity. Sudden increases in interest rates will cause mark-to-market losses on these securities, which are recovered if we hold them to maturity, as currently intended. The impact of changes in interest rates is further described in Part II, Item 7A of this Annual Report on Form 10-K entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Strategic Investments and Acquisitions

We regularly evaluate potential strategic investments and acquisitions. We hold strategic investments in electronic trading exchanges including BOX Options Exchange, LLC and OneChicago LLC. In addition, in June 2018, we consummated a strategic investment in Tiger Brokers, an online stock brokerage established for Chinese retail and institutional clients.

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own.

As of December 31, 2018, there were no other definitive agreements with respect to any material acquisition.

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

We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and as such, consolidate IBG LLC’s financial results into our financial statements. We hold approximately 18.1% ownership interest in IBG LLC. Holdings holds approximately 81.9% ownership interest in IBG LLC. Our current share of IBG LLC’s net income is approximately 18.1%.

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

Earnings per Share

Earnings per share (“EPS”) are computed in accordance with FASB ASC Topic 260, “Earnings per Share.” Basic EPS is computed by dividing the net income available for common stockholders by the weighted average number of shares outstanding for that period. Diluted EPS is calculated by dividing the net income available for common stockholders by the diluted weighted average shares outstanding for that period. Diluted EPS includes the determinants of the basic EPS and, in addition, reflects the dilutive effect of shares of common stock estimated to be distributed in the future under our stock-based compensation plans, with no adjustments to net income available for common stockholders for potentially dilutive common shares.

Stock-Based Compensation

We follow FASB ASC Topic 718, “Compensation - Stock Compensation” (“ASC Topic 718”), to account for our stock-based compensation plans. ASC Topic 718 requires all share-based payments to employees to be recognized in the consolidated financial statements using a fair value-based method. Grants, which are denominated in U.S. dollars, are communicated to employees in the year of grant, thereby establishing the fair value of each grant. The fair value of awards granted to employees are generally expensed as follows: 50% in the year of grant in recognition of the plans’ post-employment provisions (as described below) and the remaining 50% over the related vesting period utilizing the “graded vesting” method permitted under ASC Topic 718. In the case of “retirement eligible” employees (those employees older than 59), 100% of awards are expensed when granted.

Awards granted under the stock-based compensation plans are subject to the plans’ post-employment provisions in the event an employee ceases employment with us. The plans provide that employees who discontinue employment with us without cause and continue to meet the terms of the plans’ post-employment provisions will be eligible to earn 50% of previously granted, but not yet earned awards, unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of previously granted, but not yet earned awards.

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

As of December 31, 2018, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period. As of December 31, 2018 and December 31, 2017, reserves provided for potential losses related to litigation matters were not material.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. The enactment of the Tax Act on December 22, 2017 significantly revised the U.S corporate income tax law by, among other things, reducing the corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. See Note 11 to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. We record tax liabilities in accordance with ASC Topic 740 and adjust these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in payments that are different from the current estimates of these tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information becomes available.

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

Recently Issued Accounting Pronouncements

Following is a summary of recently issued FASB Accounting Standards Updates (“ASUs”) that have affected or may affect our consolidated financial statements:

	Affects	Status
ASU 2016-02	Leases (Topic 842): Requires the recognition of a right-of-use asset and a lease liability for leases previously classified as operating lease in the statements of financial condition.	Effective for fiscal years beginning after December 15, 2018.

ASU 2016-13	Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.	Effective for fiscal years beginning after December 15, 2019.

ASU 2017-04	Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.	Effective for fiscal years beginning after December 15, 2019.

ASU 2017-08	Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Amending the amortization period for certain purchased callable debt securities held at a premium.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

	Affects	Status
ASU 2017-11
Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): Changing the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features.
Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

ASU 2017-12	Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

ASU 2018-02	Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.	Effective for fiscal years and first interim periods beginning after December 15, 2018.

ASU 2018-03	Technical Correction and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.	Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018.

ASU 2018-07	Compensation – Stock Compensation (Topic 718):Improvements to Nonemployee Share-Based Payment Accounting.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

ASU 2018-10	Leases (Topic 842): Codification Improvements.	Effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods.

ASU 2018-11	Leases (Topic 842): Targeted Improvements.	Effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods.

ASU 2018-13	Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.	Effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods.

ASU 2018-15	Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.	Effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods.

ASU 2018-19	Financial Instruments – Credit Losses (Topic 326): Codification Improvements.	Effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods.

Adoption of the ASUs that became effective during 2018 and 2019 prior to the issuance of the Company’s consolidated financial statements, had no material effect on these financial statements, except as described in the notes to these financial statements.

ASU 2016-02, “Leases (Topic 842)” is effective January 1, 2019 and will be implemented by applying a prospective approach with a cumulative-effect adjustment in the opening balance of retained earnings in the period of adoption as per ASU 2018-11, “Leases (Topic 842) – Targeted Improvements”. ASU 2016-02 requires that a lessee recognize in the statement of financial condition a right-of-use asset and corresponding lease liability, including for those leases that the Company currently classifies as operating leases. The right-of-use asset and the lease liability will initially be measured using the present value of the remaining lease payments. The Company’s implementation efforts include reviewing the terms of existing leases and service contracts, which may include embedded leases. Upon adoption, the Company expects to record right-of-use assets and lease liabilities on its statements of financial condition of approximately $136 million.

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

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, we incur trading-related market risk as a result of activities in the market making segment, where the substantial majority of our Value-at-Risk (“VaR”) for market risk exposures is generated. In addition, we incur non-trading-related market risk primarily from investment activities and from foreign currency exposure held in the equity of our foreign affiliates, i.e., our non-U.S. brokerage affiliates and information technology affiliates, and held to meet target balances in our currency diversification strategy.

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

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL decreased from $ 0.978 to $ 0.967, or 1.14%, as of December 31, 2018 compared to December 31, 2017. As of December 31, 2018, approximately 30% of our equity was denominated in currencies other than the U.S. dollar.

The table below shows a comparison of the U.S. dollar equivalent of the GLOBAL as of December 31, 2018 and 2017.

		As of 12/31/2017				As of 12/31/2018
Currency	Composition	FX Rate	GLOBAL in USD Equiv.	% of Comp.	Net Equity (in USD millions)	FX Rate	GLOBAL in USD Equiv.	% of Comp.	Net Equity (in USD millions)	CHANGE in % of Comp.
USD	0.68	1.0000	0.680	69.5%	$4,471	1.0000	0.680	70.3%	$5,031	0.8%
EUR	0.09	1.1998	0.108	11.0%	710	1.1467	0.103	10.7%	763	–0.4%
JPY	4.41	0.0089	0.039	4.0%	257	0.0091	0.040	4.2%	298	0.2%
GBP	0.02	1.3514	0.027	2.8%	178	1.2760	0.026	2.6%	189	–0.1%
HKD	0.14	0.1280	0.018	1.8%	118	0.1277	0.018	1.8%	132	0.0%
INR	1.10	0.0157	0.017	1.8%	113	0.0144	0.016	1.6%	117	–0.1%
CHF	0.02	1.0263	0.021	2.1%	135	1.0190	0.020	2.1%	151	0.0%
CAD	0.02	0.7950	0.016	1.6%	105	0.7332	0.015	1.5%	108	–0.1%
CNH	0.10	0.1535	0.015	1.6%	101	0.1456	0.015	1.5%	108	–0.1%
AUD	0.02	0.7802	0.016	1.6%	103	0.7052	0.014	1.5%	104	–0.1%
MXN	0.17	0.0509	0.009	0.9%	57	0.0509	0.009	0.9%	64	0.0%
SEK	0.05	0.1219	0.006	0.6%	40	0.1129	0.006	0.6%	42	0.0%
NOK	0.03	0.1218	0.004	0.4%	24	0.1157	0.003	0.4%	26	0.0%
DKK	0.02	0.1612	0.003	0.3%	21	0.1536	0.003	0.3%	23	0.0%
			0.978	100.0%	$6,433		0.967	100.0%	$7,156	0.0%

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

Interest Rate Risk

We had no variable-rate debt outstanding as of December 31, 2018.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies, on cash balances above $10 thousand (or equivalent) in securities accounts holding more than $100 thousand (or equivalent) net asset value. In a normal rate environment, we typically invest a portion of these funds in U.S. government securities with maturities of up to two years. If interest rates were to increase rapidly and substantially, our net interest income would not increase proportionally with the interest rates for the portion of the funds invested in the U.S. government securities with fixed yields. In addition, the mark-to-market changes in the value of these fixed rate securities will be reflected in other income, instead of net interest income. Based on customer balances and investments outstanding as of December 31, 2018, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $15 million over the first year and $16 million on an annualized basis, assuming the full effect of reinvestment at higher rates. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Based on customer balances and investments outstanding as of December 31, 2018, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $7 million over the first year and $16 million on an annualized basis, assuming the full effect of reinvestment at lower rates.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2018, we had $27.0 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

VaR and Stress Test Measures

Market Risk Category	At December 31, 2018	At December 31, 2017	Average 2018	High 2018
	(in millions)
Trading(1)
Equities and Currencies(2)	$7	$7	$8	$9
Fixed Income(3)	—	—	—	—
Trading Total	$7	$7	$8	$9

Non-Trading(1)
Equities and Currencies	$15	$13	$14	$15
Fixed Income, Other(4)	4	8	6	8
Non-Trading Total	$19	$21	$20	$23
(1)	The product categories displayed in the table as “Trading” reflect activities undertaken in the Company’s market making segment.

The “Non-trading” category reflects investment activities and foreign currency exposures held in the equity of the Company’s non-market making affiliates, i.e., its brokerage affiliates and information technology affiliates. This category also includes corporate segment activities in foreign exchange designed to achieve the Company’s currency diversification strategy.

The average and high VaR and stress test amounts are based on the four quarter ending calculations performed in 2018.

(2)	Equities and currencies held for market making purposes are combined because these products are part of an integrated, hedged market making portfolio, on which the risk is measured using VaR.
(3)	The Trading – Fixed Income category contains primarily foreign government securities held in connection with market making activities and a small value of corporate bonds. The risks on these products were managed separately and measured using the stress test analysis.
(4)	The Non-Trading – Fixed Income, Other category contains primarily U.S. government securities held in segregated safekeeping accounts for the exclusive benefit of our brokerage customers, on which the risk is measured using a stress test analysis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Interactive Brokers Group, Inc.
Greenwich, CT

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Interactive Brokers Group, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
New York, New York
February 28, 2019

We have served as the Company's auditor since 1990.

Interactive Brokers Group, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	December 31,
(in millions, except share amounts)	2018	2017
Assets
Cash and cash equivalents	$2,597	$1,732
Cash - segregated for regulatory purposes	7,503	6,547
Securities - segregated for regulatory purposes	15,595	13,685
Securities borrowed	3,331	2,957
Securities purchased under agreements to resell	1,242	2,035
Financial instruments owned, at fair value:
Financial instruments owned	1,931	1,950
Financial instruments owned and pledged as collateral	188	1,204
Total financial instruments owned, at fair value	2,119	3,154
Receivables
Customers, less allowance for doubtful accounts of $42 and $40 as of December 31, 2018 and 2017	27,017	29,821
Brokers, dealers and clearing organizations	706	823
Interest	141	116
Total receivables	27,864	30,760
Other assets	296	292
Total assets	$60,547	$61,162
Liabilities and equity
Short-term borrowings	$17	$15
Securities loaned	4,037	4,444
Securities sold under agreements to repurchase	—	1,316
Financial instruments sold, but not yet purchased, at fair value	681	767
Payables
Customers	47,993	47,548
Brokers, dealers and clearing organizations	298	283
Affiliate	171	187
Accounts payable, accrued expenses and other liabilities	153	147
Interest	41	22
Total payables	48,656	48,187
Total liabilities	53,391	54,729
Commitments, contingencies and guarantees (see Note 13)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 75,230,400 and 71,609,049 shares, Outstanding – 75,100,952 and 71,475,755 shares as of December 31, 2018 and 2017	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of December 31, 2018 and 2017	—	—
Additional paid-in capital	898	832
Retained earnings	390	251
Accumulated other comprehensive income, net of income taxes of $0 and $1 as of December 31, 2018 and 2017	(4)	9
Treasury stock, at cost, 129,448 and 133,294 shares as of December 31, 2018 and 2017	(3)	(3)
Total stockholders’ equity	1,282	1,090
Noncontrolling interests	5,874	5,343
Total equity	7,156	6,433
Total liabilities and equity	$60,547	$61,162

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year-Ended December 31,
(in millions, except share or per share amounts)	2018	2017	2016
Revenues
Commissions	$777	$647	$612
Interest income	1,392	908	606
Trading gains	39	40	163
Other income	158	332	94
Total revenues	2,366	1,927	1,475
Interest expense	463	225	79
Total net revenues	1,903	1,702	1,396
Non-interest expenses
Execution, clearing and distribution fees	269	241	244
Employee compensation and benefits	264	249	242
Occupancy, depreciation and amortization	49	47	51
Communications	25	28	30
General and administrative	96	86	62
Customer bad debt	4	2	6
Total non-interest expenses	707	653	635
Income before income taxes	1,196	1,049	761
Income tax expense	71	256	62
Net income	1,125	793	699
Less net income attributable to noncontrolling interests	956	717	615
Net income available for common stockholders	$169	$76	$84
Earnings per share
Basic	$2.30	$1.09	$1.28
Diluted	$2.28	$1.07	$1.25
Weighted average common shares outstanding
Basic	73,438,209	69,926,933	66,013,247
Diluted	74,266,370	70,904,921	67,299,413
Comprehensive income
Net income available for common stockholders	$169	$76	$84
Other comprehensive income
Cumulative translation adjustment, before income taxes	(14)	11	(4)
Income taxes related to items of other comprehensive income	(1)	—	—
Other comprehensive income (loss), net of tax	(13)	11	(4)
Comprehensive income available for common stockholders	$156	$87	$80
Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$956	$717	$615
Other comprehensive income - cumulative translation adjustment	(66)	54	(21)
Comprehensive income attributable to noncontrolling interests	$890	$771	$594

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year-Ended December 31,
(in millions)	2018	2017	2016
Cash flows from operating activities
Net income	$1,125	$793	$699
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	21	147	27
Depreciation and amortization	26	25	25
Employee stock plan compensation	58	53	51
Unrealized (gain) loss on other investments, net	2	(4)	1
Gain on remeasurement of Tax Receivable Agreement liability	(3)	(93)	—
Bad debt expense	4	2	6
Impairment loss	1	21	—
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	(1,910)	4,708	(2,617)
Securities borrowed	(374)	672	295
Securities purchased under agreements to resell	793	(1,924)	84
Financial instruments owned, at fair value	1,034	886	(647)
Receivables from customers	2,800	(10,414)	(2,365)
Other receivables	92	158	(342)
Other assets	11	(3)	3
Securities loaned	(407)	151	1,399
Securities sold under agreement to repurchase	(1,316)	1,316	—
Financial instruments sold, but not yet purchased, at fair value	(86)	(1,378)	(454)
Payable to customers	445	5,817	4,647
Other payables	40	132	(177)
Net cash provided by operating activities	2,356	1,065	635
Cash flows from investing activities
Purchases of other investments	(22)	—	(17)
Distributions received and proceeds from sales of other investments	1	2	38
Purchase of property, equipment and intangible assets	(36)	(28)	(27)
Net cash used in investing activities	(57)	(26)	(6)
Cash flows from financing activities
Short-term borrowings, net	2	(59)	74
Dividends paid to stockholders	(29)	(28)	(26)
Distributions from IBG LLC to noncontrolling interests	(339)	(272)	(219)
Repurchases of common stock for employee tax withholdings under stock incentive plans	(45)	(21)	(26)
Proceeds from the sale of treasury stock	40	21	25
Payments made under the Tax Receivable Agreement	(28)	(15)	(17)
Net cash used in financing activities	(399)	(374)	(189)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(79)	65	(25)
Net increase in cash, cash equivalents, and restricted cash	1,821	730	415
Cash, cash equivalents, and restricted cash at beginning of period	8,279	7,549	7,134
Cash, cash equivalents, and restricted cash at end of period	$10,100	$8,279	$7,549
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	2,597	1,732	1,925
Cash segregated for regulatory purposes	7,503	6,547	5,624
Cash, cash equivalents, and restricted cash at end of period	$10,100	$8,279	$7,549
Supplemental disclosures of cash flow information
Cash paid for interest	$444	$209	$77
Cash paid for taxes, net	$50	$47	$29
Non-cash financing activities
Issuance of common stock in exchange of member interests in IBG LLC	$94	$49	$56
Redemption of member interests from IBG Holdings LLC	$(94)	$(49)	$(56)
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$28	$28	$25
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(28)	$(28)	$(25)
Non-cash distributions to noncontrolling interests	$(11)	$—	$(5)

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
Three Years Ended December 31, 2018, 2017, and 2016

	Class A Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
(in millions, except share amounts)	Issued Shares	Par Value
Balance, December 31, 2015	64,121,150	$1	$718	$(3)	$145	$2	$863	$4,481	$5,344
Issuance of common stock in follow-on offering	1,596,200		22				22	(22)	—
Common stock distributed pursuant to stock incentive plans	2,402,062						—		—
Compensation for stock grants vesting in the future			8				8	43	51
Deferred tax benefit retained - follow-on offering			2				2		2
Repurchases of common stock for employee tax withholdings under stock incentive plans.				(26)			(26)		(26)
Sales of treasury stock				26			26	(1)	25
Dividends paid to stockholders					(26)		(26)		(26)
Distributions from IBG LLC to noncontrolling interests							—	(224)	(224)
Adjustments for changes in proportionate ownership in IBG LLC			25				25	(25)	—
Comprehensive income					84	(4)	80	594	674
Balance, December 31, 2016	68,119,412	1	775	(3)	203	(2)	974	4,846	5,820
Issuance of common stock in follow-on offering	1,214,860		18				18	(18)	—
Common stock distributed pursuant to stock incentive plans	2,274,777						—		—
Compensation for stock grants vesting in the future			9				9	44	53
Deferred tax benefit retained - follow-on offering			2				2		2
Repurchases of common stock for employee tax withholdings under stock incentive plans				(21)			(21)		(21)
Sales of treasury stock				21			21		21
Dividends paid to stockholders					(28)		(28)		(28)
Distributions from IBG LLC to noncontrolling interests							—	(272)	(272)
Adjustments for changes in proportionate ownership in IBG LLC			28				28	(28)	—
Comprehensive income					76	11	87	771	858
Balance, December 31, 2017	71,609,049	1	832	(3)	251	9	1,090	5,343	6,433
Issuance of common stock in follow-on offering	1,537,727		25				25	(25)	—
Common stock distributed pursuant to stock incentive plans	2,083,624						—		—
Compensation for stock grants vesting in the future			10				10	48	58
Deferred tax benefit retained - follow-on offering			3				3		3
Repurchases of common stock for employee tax withholdings under stock incentive plans				(45)			(45)		(45)
Sales of treasury stock				45	(1)		44	(4)	40
Dividends paid to stockholders					(29)		(29)		(29)
Distributions from IBG LLC to noncontrolling interests							—	(350)	(350)
Adjustments for changes in proportionate ownership in IBG LLC			28				28	(28)	—
Comprehensive income					169	(13)	156	890	1,046
Balance, December 31, 2018	75,230,400	$1	$898	$(3)	$390	$(4)	$1,282	$5,874	$7,156

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and SubsidiariesNotes to Consolidated Financial Statements

1.	Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 18.1% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker specializing in executing and clearing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 120 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Switzerland, India, China (Hong Kong and Shanghai), Japan, and Australia. As of December 31, 2018, the Company had 1,413 employees worldwide.

IBG LLC is a Connecticut limited liability company that conducts its business through its operating subsidiaries (collectively, the “Operating Companies”): Interactive Brokers LLC (“IB LLC”); IBKR Europe S.a.r.l. (“IBEU”); Interactive Brokers (India) Private Limited (“IBI”); Timber Hill LLC (“TH LLC”); Timber Hill Canada Company (“THC”); Interactive Brokers Software Services (India) Private Limited (“IBSSI”); IB Global Investments LLC (“IBGIL”); IB Exchange Corp. (“IBEC”) and its subsidiaries, Interactive Brokers Canada Inc. (“IBC”), Interactive Brokers (U.K.) Limited and its subsidiary, Interactive Brokers (U.K.) Nominee Limited (collectively, “IBUK”), Interactive Brokers Securities Japan, Inc. (“IBSJ”), Interactive Brokers Hong Kong Limited (“IBHK”), Interactive Brokers Australia Pty Limited and its subsidiary, Interactive Brokers Australia Nominees Pty Limited (collectively, “IBA”), IB Business Services (Shanghai) Company Limited (“IBBSS”), IBKR Financial Services AG (formerly Timber Hill Europe AG) and its subsidiary, THLI AG (formerly Timber Hill (Liechtenstein) AG) (collectively, “IBKRFS”), Interactive Brokers Hungary KFT (“IBH”), Interactive Brokers Software Services Estonia OU (“IBEST”), Interactive Brokers Software Services Russia (“IBRUS”), Interactive Brokers Corp. (“IB Corp”), Covestor, Inc. and its subsidiary, Covestor Limited (collectively, “Covestor”), and Greenwich Advisor Compliance Services Corp. (“Greenwich Compliance”).

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

Basis of Presentation

These consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting with respect to Form 10-K.

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

Consolidated Statements of Cash Flows and Financial Condition Presentation Changes

On January 1, 2018, the Company adopted FASB Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash” (“ASU 2016-18”). This accounting update requires an entity to include in its cash and cash equivalents amounts that are deemed to be restricted cash and to present a reconciliation of such amounts in the statement of cash flows. Restricted cash represents cash and cash equivalents that are subject to withdrawal or usage restrictions. For purposes of the consolidated statements of cash flows, cash, cash equivalents, and restricted cash consist of “cash and cash equivalents” and “cash – segregated for regulatory purposes.”

ASU 2016-18 also requires prior periods to be retrospectively adjusted to conform to the current period presentation. Upon adoption, the Company recorded an increase of $923 million and $91 million in net cash provided by operating activities, for the years-ended December 31, 2017 and 2016, respectively, to reflect the reclassification of changes in restricted cash balances from the operating section to the cash, cash equivalent, and restricted cash balances within the consolidated statements of cash flows.

In addition, the Company reclassified restricted cash amounts previously included within “cash and securities – segregated for regulatory purposes” into a separate line item, “cash – segregated for regulatory purposes,” in the consolidated statements of financial condition to be consistent with the presentation of restricted cash in the consolidated statements of cash flows under ASU 2016-18. Previously reported amounts in the consolidated statements of financial condition and notes to the consolidated financial statements have been adjusted to conform to the current presentation.

Discontinued Operations and Costs Associated with Exit or Disposal Activities

On March 8, 2017, the Company announced its intention to discontinue its options market making activities globally. Additionally, as previously announced, on September 29, 2017 the Company completed the transfer of its U.S. options market making operations to Two Sigma Securities, LLC and recognized a gain on sale of $11 million, reflecting the recovery of exit costs, recorded in other income in the consolidated statements of comprehensive income. The Company also exited the majority of its market making activities outside of the U.S. by December 31, 2017 and will to report discontinued operations if it meets the criteria under FASB Topic ASC 205-20, “Discontinued Operations.”

The Company recognized approximately $25 million in one-time restructuring costs during the year ended December 31, 2017. The one-time restructuring costs included approximately $22 million of non-cash expenditures, consisting of impairment of the carrying value of certain exchange trading rights and stock-based compensation, included in general and administrative expenses and employee compensation and benefits, respectively, and $3 million of cash expenditures primarily related to severance costs for employee terminations, included employee compensation and benefits, in the consolidated statements of comprehensive income. During the year ended December 31, 2018, the Company did not incur any additional restructuring costs.

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

Earnings per Share

Earnings per share (“EPS”) is computed in accordance with FASB ASC Topic 260, “Earnings per Share.” Basic EPS is computed by dividing the net income available for common stockholders by the weighted average number of shares outstanding for that period. Diluted EPS is calculated by dividing the net income available for common stockholders by the diluted weighted average shares outstanding for that period. Diluted EPS includes the determinants of the basic EPS and, in addition, reflects the dilutive effect of shares of common stock estimated to be distributed in the future under the Company’s stock-based compensation plans, with no adjustments to net income available for common stockholders for potentially dilutive common shares.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.
Significant Accounting Policies (Continued)

Stock-Based Compensation

The Company follows FASB ASC Topic 718, “Compensation - Stock Compensation” (“ASC Topic 718”), to account for its stock-based compensation plans. ASC Topic 718 requires all share-based payments to employees to be recognized in the consolidated financial statements using a fair value-based method. Grants, which are denominated in U.S. dollars, are communicated to employees in the year of grant, thereby establishing the fair value of each grant. The fair value of awards granted to employees are generally expensed as follows: 50% in the year of grant in recognition of the plans’ post-employment provisions (as described below) and the remaining 50% over the related vesting period utilizing the “graded vesting” method permitted under ASC Topic 718. In the case of “retirement eligible” employees (those employees older than 59), 100% of awards are expensed when granted.

Awards granted under stock-based compensation plans are subject to the plans’ post-employment provisions in the event an employee ceases employment with the Company. The plans provide that employees who discontinue employment with the Company without cause and continue to meet the terms of the plans’ post-employment provisions will be eligible to earn 50% of previously granted but not yet earned awards, unless the employee is over the age of 59, in which case the employee would be eligible to receive 100% of previously granted but not yet earned awards.

Cash and Cash Equivalents

Cash and cash equivalents consist of deposits with banks and all highly liquid investments, with maturities of three months or less, that are not segregated and deposited for regulatory purposes or to meet margin requirements at clearing houses.

Cash and Securities - Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which have been promulgated to protect customer assets. Securities segregated for regulatory purposes consisted of U.S. government securities of $4.2 billion and $4.5 billion as of December 31, 2018 and December 31, 2017, respectively, and securities purchased under agreements to resell in the amount of $11.4 billion and $9.2 billion as of December 31, 2018 and December 31, 2017, respectively, which amounts approximate fair value.

Securities Borrowed and Securities Loaned

Securities borrowed and securities loaned are recorded at the amount of the cash collateral advanced or received. Securities borrowed transactions require the Company to provide counterparties with collateral, which may be in the form of cash, letters of credit or other securities. With respect to securities loaned, the Company receives collateral, which may be in the form of cash or other securities in an amount generally in excess of the fair value of the securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as permitted contractually. It is the Company’s policy to net, in the consolidated statements of financial condition, securities borrowed and securities loaned entered into with the same counterparty that meet the offsetting requirements prescribed in FASB ASC Topic 210-20, “Balance Sheet – Offsetting” (“ASC Topic 210-20”).

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
Notes to Consolidated Financial Statements (Continued)

2.
Significant Accounting Policies (Continued)

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell and securities sold under agreements to repurchase, which are reported as collateralized financing transactions, are recorded at contract value, which approximates fair value. To ensure that the fair value of the underlying collateral remains sufficient, the collateral is valued daily with additional collateral obtained or excess collateral returned, as permitted under contractual provisions. It is the Company’s policy to net, in the consolidated statements of financial condition, securities purchased under agreements to resell transactions and securities sold under agreements to repurchase transactions entered into with the same counterparty that meet the offsetting requirements prescribed in ASC Topic 210-20.

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

Investments

The Company makes certain strategic investments related to its business and accounts for these investments (a) under the equity method of accounting as required under FASB ASC Topic 323, “Investments - Equity Method and Joint Ventures.” or (b) at fair value or, if the investment in equity securities does not have a readily determinable fair value, at historical cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer in accordance with FASB ASC Topic 321, “Investments in Equity Securities.”

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.
Significant Accounting Policies (Continued)

Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of the Company’s initial investment and are adjusted each period for the Company’s share of the investee’s income or loss. The Company’s share of the income or losses from equity method investments is included in other income in the consolidated statements of comprehensive income. The recorded amounts of the Company’s equity method investments of $23 million as of December 31, 2018 and December 31, 2017, respectively, which are included in other assets in the consolidated statements of financial condition, increase or decrease accordingly. Contributions paid to and distributions received from equity method investees are recorded as additions or reductions, respectively, to the respective investment balance.

Investments in equity securities that do not qualify for equity method accounting and do not have readily determinable fair values are recorded at historical cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The recorded amounts of the Company’s investments in such equity securities of $25 million and $5 million as of December 31, 2018 and December 31, 2017, respectively, are included in other assets in the consolidated statements of financial condition. Dividends received from these investments are included in other income in the consolidated statements of comprehensive income when such dividends are received.

The Company also holds exchange memberships and investments in equity securities of certain exchanges, as required to qualify as a clearing member. Such investments of $5 million and $6 million as of December 31, 2018 and December 31, 2017, respectively, are recorded at cost less impairment, and are included in other assets in the consolidated statements of financial condition. Dividends received from these investments are included in other income in the consolidated statements of comprehensive income when such dividends are received.

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
Notes to Consolidated Financial Statements (Continued)

2.
Significant Accounting Policies (Continued)

Comprehensive Income and Foreign Currency Translation

The Company’s operating results are reported in the consolidated statements of comprehensive income pursuant to FASB ASC Topic 220, “Comprehensive Income.”

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

The Company’s non-U.S. domiciled subsidiaries have a functional currency that is other than the U.S. dollar. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the period. Adjustments that result from translating amounts from a subsidiary’s functional currency to the U.S. dollar (as described above) are reported net of tax, where applicable, in accumulated OCI in the consolidated statements of financial condition. In June of 2018, the Company liquidated its Australian subsidiary, Timber Hill Australia Pty Limited, and accordingly reclassified the accumulated OCI of $32 million to other income and the related accumulated tax effect of $1 million to income tax expense in the consolidated statements of comprehensive income.

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

Trading Gains

Trading gains and losses are recorded on trade date and are reported on a net basis. Trading gains and losses are comprised of changes in the fair value of financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value (i.e., unrealized gains and losses) and realized gains and losses related to the Company’s market making business segment. Included in trading gains are net gains and losses on stocks, U.S. and foreign government securities, options, futures, foreign exchange and other derivative instruments. Dividends are integral to the valuation of stocks and interest is integral to the valuation of fixed income instruments. Accordingly, both dividends and interest income and expense attributable to financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value, held for market making purposes, are reported on a net basis in trading gains in the consolidated statements of comprehensive income.

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

Rebates

Rebates consist of volume discounts, credits or payments received from exchanges or other market centers related to the placement and/or removal of liquidity from the order flow in the marketplace and are recorded on an accrual basis. Rebates are recorded net within execution, clearing and distribution fees in the consolidated statements of comprehensive income. Rebates received for trades executed on behalf of customers that elect tiered pricing are passed, in whole or part, to these customers; and such pass-through amounts are recorded net within commissions in the consolidated statements of comprehensive income.

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

Recently Issued Accounting Pronouncements

Following is a summary of recently issued FASB Accounting Standards Updates (“ASUs”) that have affected or may affect the Company’s consolidated financial statements:

	Affects	Status
ASU 2016-02	Leases (Topic 842): Requires the recognition of a right-of-use asset and a lease liability for leases previously classified as operating lease in the statements of financial condition.	Effective for fiscal years beginning after December 15, 2018.

ASU 2016-13	Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.	Effective for fiscal years beginning after December 15, 2019.

ASU 2017-04	Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.	Effective for fiscal years beginning after December 15, 2019.

ASU 2017-08	Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Amending the amortization period for certain purchased callable debt securities held at a premium.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

ASU 2017-11
Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): Changing the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features.
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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.
Significant Accounting Policies (Continued)

	Affects	Status
ASU 2018-03	Technical Correction and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.	Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018.

ASU 2018-07	Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.	Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

ASU 2018-10	Leases (Topic 842): Codification Improvements.	Effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods.

ASU 2018-11	Leases (Topic 842): Targeted Improvements.	Effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods.

ASU 2018-13	Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.	Effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods.

ASU 2018-15	Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.	Effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods.

ASU 2018-19	Financial Instruments – Credit Losses (Topic 326): Codification Improvements.	Effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods.

Adoption of the ASUs that became effective during 2018 and 2019, prior to the issuance of the Company’s consolidated financial statements, had no material effect on these financial statements, except as described in the notes to these financial statements.

ASU 2016-02, “Leases (Topic 842)” is effective January 1, 2019 and will be implemented by applying a prospective approach with a cumulative-effect adjustment in the opening balance of retained earnings in the period of adoption as per ASU 2018-11, “Leases (Topic 842) – Targeted Improvements”. ASU 2016-02 requires that a lessee recognize in the statement of financial condition a right-of-use asset and corresponding lease liability, including for those leases that the Company currently classifies as operating leases. The right-of-use asset and the lease liability will initially be measured using the present value of the remaining lease payments. The Company’s implementation efforts include reviewing the terms of existing leases and service contracts, which may include embedded leases. Upon adoption, the Company expects to record right-of-use assets and lease liabilities on its consolidated statements of financial condition of approximately $136 million.

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

The Company’s trading activities include providing securities brokerage and market making services. Trading activities expose the Company to market and credit risks. These risks are managed in accordance with established risk management policies and procedures. To accomplish this, management has established a risk management process that includes:

•	a regular review of the risk management process by executive management as part of its oversight role;
•	defined risk management policies and procedures supported by a rigorous analytic framework; and
•	articulated risk tolerance levels as defined by executive management that are regularly reviewed to ensure that the Company’s risk-taking is consistent with its business strategy, capital structure, and current and anticipated market conditions.

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

Currency Risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments. The Company manages this risk using spot (i.e., cash) currency transactions, currency futures contracts and currency forward contracts. As a global electronic broker and market maker trading on exchanges around the world in multiple currencies, the Company is exposed to foreign currency risk. The Company actively manages its currency exposure using a currency diversification strategy that is based on a defined basket of 14 currencies internally referred to as the “GLOBAL.” These strategies minimize the fluctuation of the Company’s net worth as expressed in GLOBALs, thereby diversifying its risk in alignment with these global currencies, weighted by the Company’s view of their importance. As the Company’s financial results are reported in U.S. dollars, the change in the value of the GLOBAL as expressed in U.S. dollars affects the Company’s earnings. The impact of this currency diversification strategy in the Company’s earnings is included in other income in the consolidated statements of comprehensive income.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of December 31, 2018, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

Off-Balance Sheet Risks

The Company may be exposed to a risk of loss not reflected in the consolidated financial statements to settle futures and certain over-the-counter contracts at contracted prices, which may require repurchase or sale of the underlying products in the market at prevailing prices. Accordingly, these transactions result in off-balance sheet risk as the Company’s cost to liquidate such contracts may exceed the amounts reported in the Company’s consolidated statements of financial condition.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4.	Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of December 31, 2018.

	IBG, Inc.	Holdings	Total
Ownership %	18.1%	81.9%	100.0%
Membership interests	75,100,955	338,691,717	413,792,672

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

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of December 31, 2018 and December 31, 2017, 1,000,000,000 shares of Class A common stock were authorized, of which 75,230,400 and 71,609,049 shares have been issued; and 75,100,952 and 71,475,755 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of December 31, 2018 and December 31, 2017, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of December 31, 2018 and December 31, 2017, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company’s consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of December 31, 2018 and December 31, 2017, the unamortized balance of these deferred tax assets was $140 million and $146 million, respectively.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4.
Equity and Earnings per Share (Continued)

IBG, Inc. also entered into an agreement (the “Tax Receivable Agreement”) with Holdings to pay Holdings (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of tax basis increases. These payables to Holdings are reported as payable to affiliate in the Company’s consolidated statements of financial condition. The remaining 15% is accounted for as a permanent increase to additional paid-in capital in the Company’s consolidated statements of financial condition. In 2017, as a result of the reduction of the corporate rate from 35% to 21% under the Tax Act, the Company remeasured the Tax Receivable Agreement liability, payable to Holdings, resulting in the recognition of a $93 million gain which is reported in other income in the consolidated statements of comprehensive income.

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid-in capital arising from stock offerings from the date of the IPO through December 31, 2018 were $501 million, $426 million, and $75 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $159 million through December 31, 2018 pursuant to the terms of the Tax Receivable Agreement.

The Exchange Agreement, as amended, provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from Holdings, which could result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, members of Holdings are able to request redemption of their interests.

At the time of IBG, Inc.’s IPO in 2007, three hundred sixty (360) million shares of authorized common stock were reserved for future sales and redemptions. From 2008 through 2010, Holdings redeemed 5,013,259 IBG LLC interests with a total value of $114 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption these IBG LLC interests were retired. From 2011 through 2017, IBG, Inc. issued 13,858,355 shares of common stock (with a fair value of $410 million) directly to Holdings in exchange for an equivalent number of member interests in IBG LLC. On July 27, 2018, the Company filed a Prospectus Supplement on Form 424B5 (File Number 333-219552) with the SEC to issue 1,537,727 shares of common stock (with a fair value of $94 million) in exchange for an equivalent number of shares of member interests in IBG LLC.

As a consequence of these redemption transactions, and distribution of shares to employees (see Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 18.1%, with Holdings owning the remaining 81.9% as of December 31, 2018. The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 89.6% as of December 31, 2018.

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Year-Ended December 31,
	2018	2017	2016
	(in millions, except share or per share amounts)
Basic earnings per share
Net income available for common stockholders	$169	$76	$84
Weighted average shares of common stock outstanding
Class A	73,438,109	69,926,833	66,013,147
Class B	100	100	100
	73,438,209	69,926,933	66,013,247
Basic earnings per share	$2.30	$1.09	$1.28

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

	Year-Ended December 31,
	2018	2017	2016
	(in millions, except share or per share amounts)
Diluted earnings per share
Net income available for common stockholders	$169	$76	$84
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	73,438,109	69,926,833	66,013,147
Potentially dilutive common shares Issuable pursuant to employee stock incentive plans	828,161	977,988	1,286,166
Class B	100	100	100
	74,266,370	70,904,921	67,299,413
Diluted earnings per share	$2.28	$1.07	$1.25

Member Distributions and Stockholder Dividends

During the three years ended December 31, 2018, 2017, and 2016, IBG LLC made distributions totaling $426 million, $328 million, and $267 million, to its members, of which IBG, Inc.’s proportionate share was $76 million, $56 million, and $43 million, respectively. The Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $29 million, $28 million, and $26 million during 2018, 2017, and 2016, respectively.

On January 22, 2019, the Company declared a cash dividend of $0.10 per common share, payable on March 14, 2019 to stockholders of record as of March 1, 2019.

5.	Comprehensive Income

The following table presents comprehensive income and earnings per share on comprehensive income:

	Year-Ended December 31,
	2018	2017	2016
	(in millions, except share or per share amounts)
Comprehensive income available for common stockholders	$156	$87	$80
Earnings per share on comprehensive income
Basic	$2.12	$1.24	$1.21
Diluted	$2.09	$1.22	$1.19
Weighted average common shares outstanding
Basic	73,438,209	69,926,933	66,013,247
Diluted	74,266,370	70,904,921	67,299,413

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6.	Financial Assets and Financial Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy (see Note 2), financial assets and liabilities, measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017. As required by ASC Topic 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the respective fair value measurement.

	Financial Assets At Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Securities segregated for regulatory purposes	$4,213	$—	$—	$4,213
Financial instruments owned, at fair value
Stocks	494	—	—	494
Options	1,479	—	—	1,479
Warrants	1	—	—	1
U.S. and foreign government securities	113	—	—	113
Corporate and municipal bonds	—	1	3	4
Currency forward contracts	—	28	—	28
Total financial instruments owned, at fair value	2,087	29	3	2,119
Total financial assets at fair value	$6,300	$29	$3	$6,332
	Financial Liabilities At Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$273	$—	$—	$273
Options	404	—	—	404
Currency forward contracts	—	4	—	4
Total financial instruments sold, but not yet purchased, at fair value	677	4	—	681
Total financial liabilities at fair value	$677	$4	$—	$681
	Financial Assets At Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Securities segregated for regulatory purposes	$4,519	$—	$—	$4,519
Financial instruments owned, at fair value
Stocks	2,000	—	1	2,001
Options	1,052	—	—	1,052
Warrants	5	—	—	5
U.S. and foreign government securities	60	—	—	60
Corporate and municipal bonds	—	1	3	4
Currency forward contracts	—	32	—	32
Total financial instruments owned, at fair value	3,117	33	4	3,154
Total financial assets at fair value	$7,636	$33	$4	$7,673

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

Level 3 Financial Assets and Financial Liabilities

The Company’s Level 3 financial assets are comprised of delisted and illiquid securities reported within financial instruments owned, at fair value in the consolidated statements of financial condition. As of December 31, 2018 Level 3 financial assets included $3 million in corporate and municipal bonds, which were not traded in active markets and were valued by the Company based on internal estimates. During the year ended December 31, 2018, the Company recognized a $1 million unrealized loss related to stocks classified as Level 3.

During the years ended December 31, 2018 and 2017, there were no transfers between levels for financial assets and liabilities, at fair value, respectively.

Trading Gains from Market Making Transactions

Trading gains and losses from market making transactions reported in the consolidated statements of comprehensive income, by major product type, are comprised of:

	Year-Ended December 31,
	2018	2017	2016
	(in millions)
Equities	$39	$42	$155
Foreign exchange	—	(2)	8
Total trading gains, net	$39	$40	$163

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
Notes to Consolidated Financial Statements (Continued)

6.
Financial Assets and Financial Liabilities (Continued)

Financial Assets and Liabilities Not Measured at Fair Value

The following tables represent the carrying value, fair value, and fair value hierarchy category of certain financial assets and liabilities that are not recorded at fair value in the Company’s consolidated statements of financial condition. The following table excludes certain financial instruments such as equity investments and all non-financial assets and liabilities:

	December 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$2,597	$2,597	$2,597	$—	$—
Cash - segregated for regulatory purposes	7,503	7,503	7,503	—	—
Securities - segregated for regulatory purposes	11,382	11,382	—	11,382	—
Securities borrowed	3,331	3,331	—	3,331	—
Securities purchased under agreements to resell	1,242	1,242	—	1,242	—
Receivables from customer	27,017	27,017	—	27,017	—
Receivables from broker, dealers, and clearing organizations	706	706	—	706	—
Interest receivable	141	141	—	141	—
Other assets	5	6	—	6	—
Total financial assets, not measured at fair value	$53,924	$53,925	$10,100	$43,825	$—
Financial liabilities, not measured at fair value
Short-term borrowings	$17	$17	$—	$17	$—
Securities loaned	4,037	4,037	—	4,037	—
Securities sold under agreements to repurchase	—	—	—	—	—
Payables to customer	47,993	47,993	—	47,993	—
Payables to brokers, dealers and clearing organizations	298	298	—	298	—
Interest payable	41	41	—	41	—
Total financial liabilities, not measured at fair value	$52,386	$52,386	$—	$52,386	$—

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6.
Financial Assets and Financial Liabilities (Continued)

The following tables set forth the netting of financial assets and of financial liabilities as of December 31, 2018 and December 31, 2017:

	December 31, 2018
	Gross Amounts of Financial Assets and Liabilities Recognized		Amounts Offset in the Consolidated Statement of Financial Condition[2]	Net Amounts Presented in the Consolidated Statement of Financial Condition	Amounts Not Offset in the Consolidated Statement of Financial Condition	Net Amount
					Cash or Financial Instruments
	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$11,382	[1]	$—	$11,382	$(11,382)	$—
Securities borrowed	3,331		—	3,331	(3,199)	132
Securities purchased under agreements to resell	1,242		—	1,242	(1,242)	—
Financial instruments owned, at fair value
Options	1,479		—	1,479	(398)	1,081
Warrants	1		—	1	—	1
Currency forward contracts	28		—	28	—	28
Total	$17,463		$—	$17,463	$(16,221)	$1,242
Offsetting of financial liabilities
Securities loaned	$4,037		$—	$4,037	$(3,838)	$199
Securities sold under agreements to repurchase	—		—	—	—	—
Financial instruments sold, but not yet purchased, at fair value
Options	404		—	404	(398)	6
Warrants	—		—	—	—	—
Currency forward contracts	4		—	4	—	4
Total	$4,445		$—	$4,445	$(4,236)	$209

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6.
Financial Assets and Financial Liabilities (Continued)

	December 31, 2017
	Gross Amounts of Financial Assets and Liabilities Recognized		Amounts Offset in the Consolidated Statement of Financial Condition[2]	Net Amounts Presented in the Consolidated Statement of Financial Condition	Amounts Not Offset in the Consolidated Statement of Financial Condition	Net Amount
					Cash or Financial Instruments
	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$9,166	[1]	$—	$9,166	$(9,166)	$—
Securities borrowed	2,957		—	2,957	(2,822)	135
Securities purchased under agreements to resell	2,035		—	2,035	(2,035)	—
Financial instruments owned, at fair value
Options	1,052		—	1,052	(451)	601
Warrants	5		—	5	—	5
Currency forward contracts	32		—	32	—	32
Total	$15,247		$—	$15,247	$(14,474)	$773
Offsetting of financial liabilities
Securities loaned	$4,444		$—	$4,444	$(4,201)	$243
Securities sold under agreements to repurchase	1,316		—	1,316	(1,316)	—
Financial instruments sold, but not yet purchased, at fair value
Options	464		—	464	(451)	13
Warrants	—		—	—	—	—
Currency forward contracts	1		—	1	—	1
Total	$6,225		$—	$6,225	$(5,968)	$257
(1)	As of December 31, 2018 and December 31, 2017, the Company had $11.4 billion and $9.2 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Securities - segregated for regulatory purposes” in the consolidated statements of financial condition.
(2)	The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 at December 31, 2018 and 2017.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6.
Financial Assets and Financial Liabilities (Continued)

Secured Financing Transactions – Maturities and Collateral Pledged

The following tables present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged as of December 31, 2018 and December 31, 2017:

	December 31, 2018
	Remaining Contractual Maturity
	Overnight and Open	Less than 30 days	30 – 90 days	Over 90 days	Total
	(in millions)
Securities loaned
Stocks	$3,970	$—	$—	$—	$3,970
Corporate bonds	65	—	—	—	65
Foreign government securities	2	—	—	—	2
Total securities loaned	$4,037	$—	$—	$—	$4,037
	December 31, 2017
	Remaining Contractual Maturity
	Overnight and Open	Less than 30 days	30 – 90 days	Over 90 days	Total
	(in millions)
Securities loaned
Stocks	$4,389	$—	$—	$—	$4,389
Corporate bonds	55	—	—	—	55
Total securities loaned	4,444	—	—	—	4,444
Securities sold under agreements to repurchase
U.S. government securities	1,316	—	—	—	1,316
Total	$5,760	$—	$—	$—	$5,760
7.	Collateralized Transactions

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

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7.
Collateralized Transactions (Continued)

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of December 31, 2018 and December 31, 2017, approximately $27.0 billion and $29.8 billion, respectively, of customer margin loans were outstanding.

The following table summarizes the amounts related to collateralized transactions as of December 31, 2018 and December 31, 2017:

	December 31, 2018		December 31, 2017
	Permitted to Repledge	Sold or Repledged	Permitted to Repledge	Sold or Repledged
	(in millions)
Securities lending transactions	$21,412	$3,284	$23,662	$3,041
Securities purchased under agreements to resell transactions(1)	12,672	11,881	11,231	11,231
Customer margin assets	25,778	6,616	30,236	9,013
	$59,862	$21,781	$65,129	$23,285
(1)	As of December 31, 2018, $11.4 billion or 96% (as of December 31, 2017, $9.2 billion or 82%) of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of December 31, 2018 and December 31, 2017, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

Financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, as of December 31, 2018 and December 31, 2017 are presented in the following table:

	December 31, 2018	December 31, 2017
	(in millions)
Stocks	$121	$1,150
U.S. and foreign government securities	67	54
	$188	$1,204

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8.	Revenues from Contracts with Customers

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

Nature of Services

The Company’s services under contracts with customers are mainly related to its electronic brokerage business. The Company’s main sources of revenues from contracts with customers are as follows:

-	Commissions are charged to customers for order execution services and trade clearing and settlement services. The Company recognizes revenue at the time of execution of the order (i.e., trade date). Commissions are generally collected from cleared customers on trade date and from non-cleared customers monthly.
-	Market data fees are charged to customers for market data services to which they subscribe, that are delivered by the Company. The Company recognizes revenue monthly and collects the fees monthly, generally in advance.
-	Risk exposure fees are charged to customers who carry positions with market risk that exceeds defined thresholds. The Company recognizes revenue and collects the fees daily.
-	Payments for order flow are earned from various options exchanges based upon options trading volume originated by the Company that meets certain criteria. The Company recognizes revenue daily. Payments for order flow are collected monthly, in arrears.
-	Minimum activity fees are charged to customers that do not generate the required minimum monthly commission. The Company recognizes revenue monthly and collects the fees monthly, in arrears.

The Company’s electronic brokerage business also earns revenues from other services, including order cancelation or modification fees, position transfer fees, telecommunications fees, withdrawal fees, and bank sweep program fees, among others.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8.
Revenues from Contracts with Customers (Continued)

Disaggregation of Revenue

The following table sets forth revenue from contracts with customers by business segment, geographic location, and major types of services for the year ended December 31, 2018, as follows:

	Year-Ended December 31, 2018
	Electronic brokerage	Market making	Corporate	Total
	(in millions)
Geographic location[1]
United States	$658	$5	$2	$665
International	260	—	—	260
	$918	$5	$2	$925
Major types of services
Commissions	$777	$—	$—	$777
Market data fees[2]	46	—	—	46
Risk exposure fees[2]	26	—	—	26
Payments for order flow[2]	21	—	—	21
Minimum activity fees[2]	23	—	—	23
Other[2]	25	5	2	32
	$918	$5	$2	$925
(1)	Based on the location of the subsidiaries in which the revenues are recorded.
(2)	Included in other income on the consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $9 million, as of December 31, 2018, are reported in other assets in the consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized prior to the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in other assets in the consolidated statements of financial condition. As of December 31, 2018, contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. As of December 31, 2018, contract liability balances were not material.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9.	Other Income

The components of other income for the years ended December 31, 2018, 2017, and 2016 were:

	Year-Ended December 31,
	2018	2017	2016
	(in millions)
Market data fees[1]	$46	$39	$35
Risk exposure fees[1]	26	24	19
Payments for order flow[1]	21	15	14
Minimum activity fees[1]	23	20	18
Other brokerage related fees	25	13	10
Gains on financial instruments, at fair value and other investments, net	24	1	35
Gains (losses) from currency diversification strategy, net	(19)	110	(40)
Other, net	12	110	3
	$158	$332	$94
(1)	See Note 8 for description of these revenues.

Other brokerage related fees include FDIC sweep fees, order routing fees, IPO concession fees and other miscellaneous fees charged to our customers. Gains on financial instruments, at fair value and other investments, net include (1) realized and unrealized gains and losses on financial instruments that (a) are held for purposes other than the Company’s market making activities, (b) are subject to restrictions, or (c) are accounted for under the equity method and (2) dividends on investments accounted at cost less impairment. For the year ended December 31, 2017, other, net includes a gain on the sale of the Company’s U.S. options market making operations to Two Sigma Securities, LLC of $11 million, reflecting the recovery of exit costs, and a $93 million gain from the remeasurement of the Tax Receivable Agreement liability as a result of the Tax Act (see Note 4 and Note 11).

10.	Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based Operating Companies who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in employee compensation and benefits expenses in the consolidated statements of comprehensive income were $4 million of plan contributions for the year ended December 31, 2018, and $3 million of plan contributions for each of the two years ended December 31, 2017, and 2016, respectively.

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

As of December 31, 2018, the Company has distributed all shares of restricted common stock under the ROI Unit Stock Plan.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.
Employee Incentive Plans (Continued)

2007 Stock Incentive Plan

In 2017, the Company amended the 2007 Stock Incentive Plan (the “Stock Incentive Plan”) to extend its term for a ten-year period through April 4, 2027, which was approved by the Company’s stockholders at its 2018 Annual Meeting, held on April 19, 2018. Under the Company’s Stock Incentive Plan, up to 30 million shares of the Company’s Class A common stock may be issued to satisfy vested restricted stock units granted to directors, officers, employees, contractors and consultants of the Company. The purpose of the Stock Incentive Plan is to promote the Company’s long-term financial success by attracting, retaining and rewarding eligible participants.

As a result of the Company’s organizational structure, a description of which can be found in “Business – Our Organizational Structure” in Part I, Item 1 of this Annual Report on Form 10-K, there is no dilutive effect upon ownership of common stockholders of issuing shares under the Stock Incentive Plan. The issuances do not dilute the book value of the ownership of common stockholders since the restricted stock units are granted at market value, and upon their vesting and the related issuance of shares of common stock, the ownership of IBG, Inc. in IBG LLC, increases proportionately to the shares issued. As a result of such proportionate increase in share ownership, the dilution upon issuance of common stock is borne by IBG LLC’s majority member (i.e., noncontrolling interest), Holdings, and not by IBG, Inc. or its common stockholders. Additionally, dilution of earnings that may take place after issuance of common stock is reflected in EPS reported in the Company’s financial statements. The EPS dilution can be neither estimated nor projected, but historically it has not been material.

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

Awards granted to external directors vest, and are distributed, over a five-year period (20% per year) commencing one year after the date of grant. A total of 25,636 restricted stock units have been granted to the external directors cumulatively since the plan’s inception.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.
Employee Incentive Plans (Continued)

Stock Incentive Plan awards granted (excluding 21,009 shares issued pursuant to the ROI Unit Stock Plan described above) and the related fair values since the plan’s inception are presented in the table below:

	Units		Fair Value at Date of Grant ($ millions)
Prior periods (since inception)	22,100,001		$449
December 31, 2016	1,451,136		55
December 31, 2017	946,489	[1]	57
December 31, 2018	1,145,627		62
	25,643,253		$623
(1)	Stock Incentive Plan number of granted restricted stock units related to 2017 was adjusted by 23,082 additional restricted stock units during the year ended December 31, 2018.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, there are no vested awards that remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the consolidated statements of comprehensive income was $58 million, $53 million, and $51 million for the years ended December 31, 2018, 2017, and 2016, respectively. Estimated future compensation costs for unvested awards, net of credits for cancelled awards, as of December 31, 2018 are $40 million.

The following summarizes the Stock Incentive Plan and ROI Unit Stock Plan activities from December 31, 2015 through December 31, 2018:

	Stock Incentive Plan Units	Intrinsic Value of SIP Shares which Vested and were Distributed ($ millions)[1]	ROI Unit Stock Plan Shares
Balance, December 31, 2015	8,937,985		6,370
Granted	1,451,136		—
Cancelled	(69,340)		—
Distributed	(2,402,062)	$88	(1,376)
Balance, December 31, 2016	7,917,719		4,994
Granted	946,489 [2]		—
Cancelled	(115,711)		—
Distributed	(2,274,777)	$81	(1,145)
Balance, December 31, 2017	6,473,720		3,849
Granted	1,145,627		—
Cancelled	(63,657)		—
Distributed	(2,083,624)	$164	(3,849)
Balance, December 31, 2018	5,472,066		—
(1)	Intrinsic value of SIP units distributed represents the compensation value reported to the participants.
(2)	Stock Incentive Plan number of granted restricted stock units related to 2017 was adjusted by 23,082 additional restricted stock units during the year ended December 31, 2018.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.
Employee Incentive Plans (Continued)

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company. Through December 31, 2018, a total of 826,715 restricted stock units have been distributed under these post-employment provisions. These distributions are included in the table above.

11.	Income Taxes

Income tax expense for the three years ended December 31, 2018, 2017, and 2016 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC and the enactment of the Tax Act, as discussed below. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, the income attributable to these noncontrolling interests is reported in the consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual members. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

The Company’s accounting for the following elements of the Tax Act is complete. The Company has recorded the effects of the Tax Act as follows:

Reduction of U.S. federal corporate tax rate:   The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. For certain of the Company’s deferred tax assets and liabilities, the Company recognized a provisional net decrease of $115 million with a corresponding adjustment to deferred income tax expense (or deferred tax benefit) for the year ended December 31, 2017. Through the year ended December 31, 2018, the Company made no significant adjustments to the provisional amount recorded as of December 31, 2017.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.
Income Taxes (Continued)

Deemed Repatriation Transition Tax:   The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings of certain foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings of the relevant foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. As of December 31, 2017, the Company recognized a provisional Transition Tax obligation of $62 million and through the year ended December 31, 2018 made no significant adjustments to the provisional amount recorded.

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

Under U.S. GAAP, the Company is allowed to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company elected the period cost method.

For the three years ended December 31, 2018, 2017, and 2016, the provision for income taxes consisted of:

	Year-Ended December 31,
	2018	2017		2016
	(in millions)
Current
Federal	$15	$76	[1]	$1
State and local	3	1		—
Foreign	32	32		34
Total current	50	109		35
Deferred
Federal	22	148	[2]	30
State and local	—	—		—
Foreign	(1)	(1)		(3)
Total deferred	21	147		27
	$71	$256		$62
(1)	Includes $62 million of Transition Tax under the Tax Act.
(2)	Includes the remeasurement of deferred tax assets and liabilities of $115 million due to the Tax Act.

A reconciliation of the statutory U.S. Federal income tax rate of 21% to the Company’s effective tax rate for the year ending December 31, 2018 and 35% for the two years ending December 31, 2017 and 2016 is set forth below:

	Year-Ended December 31,
	2018	2017	2016
U.S. Statutory Tax Rate	21.0%	35.0%	35.0%
Less: rate attributable to noncontrolling interests	(16.8%)	(26.5%)	(28.2%)
State, local and foreign taxes, net of federal benefit	1.7%	2.1%	1.3%
Subtotal	5.9%	10.6%	8.1%
Effects of the Tax Act	0.0%	13.7%	0.0%
	5.9%	24.3%	8.1%

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.
Income Taxes (Continued)

Significant components of the Company’s deferred tax assets and liabilities, which are reported in other assets and in accounts payable, accrued expenses and other liabilities, respectively, in the consolidated statements of financial condition, as of December 31, 2018, 2017, and 2016 were as follows:

	December 31,
	2018	2017	2016
	(in millions)
Deferred tax assets
Arising from the acquisition of interests in IBG LLC	$140	$146	$273
Deferred compensation	4	4	6
Other	10	7	18
Total deferred tax assets	154	157	297
Deferred tax liabilities
Foreign	—	1	2
Other	1	—	1
Total deferred tax liabilities	1	1	3
Net deferred tax assets	$153	$156	$294

As of and for the years ended December 31, 2018 and 2017, the Company had no unrecognized tax and no valuation allowances on deferred tax assets were required. The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2018, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2010, and to non-U.S. income tax examinations for tax years prior to 2008.

As of December 31, 2018, accumulated earnings held by non-U.S. subsidiaries totaled $1.1 billion (as of December 31, 2017 $1.1 billion). Of this amount, approximately $0.2 billion (as of December 31, 2017 $0.3 billion) is attributable to earnings of the Company’s foreign subsidiaries that are considered “pass-through” entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for U.S. tax purposes and when they are remitted. With respect to certain of these subsidiaries’ accumulated earnings, approximately $0.2 billion and $0.2 billion as of December 31, 2018 and December 31, 2017, respectively, repatriation would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution. The Company has not provided for its proportionate share of these additional foreign taxes as it does not intend to repatriate these earnings in the foreseeable future. For the same reason, the Company has not provided deferred U.S. tax on cumulative translation adjustments associated with these earnings.

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12.	Property, Equipment and Intangible Assets

Property, equipment and intangible assets, which are included in other assets in the consolidated statements of financial condition, consist of leasehold improvements, computer equipment, software developed for the Company’s internal use, office furniture, equipment and acquired technology. As of December 31, 2018 and 2017, property, equipment and intangible assets consisted of:

	December 31,
	2018	2017
	(in millions)
Leasehold improvements	$9	$7
Computer equipment	19	17
Office furniture and equipment	5	2
	33	26
Less - accumulated depreciation and amortization	(13)	(12)
Property and equipment, net	20	14

Internally developed software	61	52
Intangible assets (acquired technology)	—	8
Less - accumulated amortization	(28)	(31)
Intangible assets, net	33	29
Total property, equipment, and intangible assets, net	$53	$43

Depreciation and amortization of $26 million, $25 million, and $25 million, for the three years ended December 31, 2018, 2017, and 2016, respectively, is included in occupancy, depreciation and amortization expenses in the consolidated statements of comprehensive income. Amortization expense related to the Company’s intangible assets as of December 31, 2018 is expected to be approximately $18 million, $11 million, and $4 million, for years ended December 31, 2019, 2020, and 2021, respectively.

13.	Commitments, Contingencies and Guarantees

Claims Against Customers

Over an extended period in 2018, a small number of the Company’s brokerage customers had taken relatively large positions in a security listed on a major U.S. exchange. The Company extended margin loans against the security at a conservatively high collateral requirement. In December 2018, within a very short timeframe, this security lost a substantial amount of its value. The customer accounts were well margined and at December 31, 2018 they had incurred losses but had not fallen into any deficits. Margin shortfalls were met in a timely manner by delivery of additional shares by the customers. Subsequent price declines in the stock have caused these accounts to fall into deficits, despite the Company’s efforts to liquidate the customers’ positions. Through February 27, 2019, the Company has recognized an aggregate loss of approximately $47 million. The maximum aggregate loss, which would occur if the securities’ prices all fell to zero and none of the debts were collected, would be approximately $59 million. The Company is currently evaluating pursuing the collection of the debts. The ultimate effect of this incident on the Company’s results will depend upon market conditions and the outcome of the Company’s debt collection efforts.

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of December 31, 2018 and 2017, reserves provided for potential losses related to litigation matters were not material.

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

The Defendants and/or certain codefendants filed petitions with the United States Patent and Trademark Office (“USPTO”) for Covered Business Method Review (“CBM Review”) on the asserted patents. The District Court granted the Defendants’ motion to stay the Litigation pending the CBM Reviews. The USPTO Patent Trial Appeal Board (“PTAB”) found all claims of ten of the twelve asserted patents to be invalid. Of the remaining two patents, 53 of the 56 claims of one patent were held invalid and the other patent survived CBM Review proceedings. Appeals were filed by either Defendants or Trading Technologies on all PTAB determinations.

On February 13, 2019, the United States Court of Appeals for the Federal Circuit issued opinions in the appeals on four patents from the CBM Review determinations. The Federal Circuit vacated the CBM Review determinations of invalidity for these four patents, concluding that these patents were not eligible for CBM Review. At the Federal Circuit’s request, the parties filed letter briefs on February 22, 2019, stating how the Federal Circuit should proceed with the other pending appeals. On February 26, 2019, the District Court ordered that the stay be lifted with respect to the four patents that are the subject of the Federal Circuit decision and scheduled trial for February 2020.

While it is difficult to predict the outcome of the matter, the Company believes it has meritorious defenses to the allegations made in the complaint and intends to defend itself vigorously against them. However, litigation is inherently uncertain and there can be no guarantee that the Company will prevail or that the Litigation can be settled on favorable terms.

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

On September 28, 2016, the District Court issued an order granting the Company’s motion to dismiss the complaint in its entirety, and without providing plaintiff leave to amend. On September 28, 2017, plaintiff appealed to the United States Court of Appeals for the Second Circuit. On September 26, 2018, the Court of Appeals affirmed the dismissal of plaintiff’s claims of breach of contract and commercially unreasonable liquidation but vacated and remanded back to the District Court plaintiff’s claims for negligence. On November 30, 2018, the plaintiff filed a second amended complaint. The Company filed a motion to dismiss the new complaint on January 15, 2019 requesting that the District Court dismiss the remaining negligence claims. Regardless of the ultimate outcome of the motion to dismiss, the Company does not believe that a purported class action is appropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any particular customer’s margin-deficient account. IB LLC and the related defendants intend to continue to defend themselves vigorously against the case and, consistent with past practice in connection with this type of unwarranted action, any potential claims for counsel fees and expenses incurred in defending the case shall be fully pursued against the plaintiff.

Leases

Operating Companies have non-cancelable operating leases covering office space. All but one of the office space leases are subject to escalation clauses based on specified costs incurred by the respective landlords and contain renewal elections. Rent expense calculated on a straight-line basis for the Company was $15 million, $15 million, and $16 million for the three years ended December 31, 2018, 2017, and 2016, respectively, and is included in occupancy, depreciation and amortization expenses in the consolidated statements of comprehensive income. As of December 31, 2018, the Company’s minimum annual lease commitments totaled $167 million, as follows:

Year	(in millions)
2019	$18
2020	19
2021	16
2022	16
2023	15
Thereafter	83
$167

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

The Company conducts its electronic brokerage business through certain Interactive Brokers subsidiaries, which provide electronic trade execution and clearing services to customers worldwide. The Company conducts its remaining market making business (see Note 2 – Discontinued Operations and Costs Associated with Exit or Disposal Cost) principally through its Timber Hill subsidiaries on some of the world’s leading exchanges and market centers, primarily in exchange-traded equities, equity options and equity-index options and futures.

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

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the years ended December 31, 2018, 2017, and 2016, and total assets as of December 31, 2018, 2017, and 2016:

	Year-Ended December 31,
	2018	2017	2016
	(in millions)
Net revenues
Electronic brokerage	$1,842	$1,405	$1,239
Market making	76	86	190
Corporate	(15)	211	(33)
Total net revenues	$1,903	$1,702	$1,396

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

14.
Segment and Geographic Information (Continued)

	Year-Ended December 31,
	2018	2017	2016
	(in millions)
Income before income taxes
Electronic brokerage	$1,177	$860	$756
Market making	34	(27)	44
Corporate	(15)	216	(39)
Total income before income taxes	$1,196	$1,049	$761
	December 31,
	2018	2017	2016
	(in millions)
Segment assets
Electronic brokerage	$58,631	$58,787	$50,072
Market making	2,736	8,469	11,765
Corporate	(820)	(6,094)	(7,164)
Total assets	$60,547	$61,162	$54,673

The Company operates its automated global business in the U.S. and international markets on more than 120 electronic exchanges and market centers. A significant portion of the Company’s net revenues are generated by subsidiaries operating outside the U.S. International operations are comprised of electronic brokerage and market making activities in 28 countries in Europe, Asia/Pacific and the Americas (outside the U.S.). The following table presents total net revenues and income before income taxes by geographic area for the years ended December 31, 2018, 2017, and 2016. The geographic analysis presented below is based on the location of the subsidiaries in which the transactions are recorded. This geographic information does not reflect the way the Company’s business is managed.

	Year-Ended December 31,
	2018	2017	2018
	(in millions)
Net revenues
United States	$1,501	$1,393	$1,046
International	402	309	350
Total net revenues	$1,903	$1,702	$1,396
Income before income taxes
United States	$1,029	$947	$632
International	167	102	129
Total income before income taxes	$1,196	$1,049	$761

Interactive Brokers Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

15.	Regulatory Requirements

As of December 31, 2018, aggregate excess regulatory capital for all of the Operating Companies was $5.8 billion.

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

	Net Capital/ Eligible Equity	Requirement	Excess
	(in millions)
IB LLC	$4,882	$416	$4,466
TH LLC	159	—	159
IBKRFS	584	93	491
Other regulated Operating Companies	810	116	694
	$6,435	$625	$5,810

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain Operating Companies are subject to other regulatory restrictions and requirements.

As of December 31, 2018, all of the regulated Operating Companies were in compliance with their respective regulatory capital requirements.

16.	Related Party Transactions

Receivable from affiliate, reported in other assets in the consolidated statement of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the consolidated statements of financial condition as of December 31, 2018 and December 31, 2017 were accounts receivable from directors, officers and their affiliates of $13 million and $250 million, respectively, and payables of $918 million and $648 million, respectively. The Company may extend credit to these related parties in connection with margin and securities loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

17.	Subsequent Events

As required by FASB ASC Topic 855, “Subsequent Events,” the Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date the consolidated financial statements were issued.

Except as disclosed in Note 4 and Note 13, no other recordable or disclosable events occurred.

*****

SUPPLEMENTARY DATA

Unaudited Quarterly results

The Company’s unaudited quarterly results for 2018 and 2017 reflect the condensed consolidated operating results of IBG, Inc. and its subsidiaries.

	2018 Quarterly Data
	First	Second	Third	Fourth
	(in millions)
Revenues	$621	$553	$558	$634
Interest expense	94	108	119	142
Net revenues	527	445	439	492
Non-interest expenses
Execution, clearing and distribution fees	73	66	57	73
Employee compensation and benefits	70	68	63	63
Other	44	40	43	47
Total non-interest expenses	187	174	163	183
Income before income taxes	340	271	276	309
Income tax expense	21	13	18	19
Less net income attributable to noncontrolling interests	273	217	219	247
Net income available for common stockholders	$46	$41	$39	$43
Basic earnings per share	$0.64	$0.57	$0.52	$0.58
Diluted earnings per share	$0.63	$0.57	$0.51	$0.57
Net income available for common stockholders	$46	$41	$39	$43
Other comprehensive income
Cumulative translation adjustment, before income taxes	1	(14)	(1)	—
Income taxes related to items of other comprehensive income	—	(1)	—	—
Other comprehensive income, net of tax	1	(13)	(1)	—
Comprehensive income available for common stockholders	$47	$28	$38	$43
Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$273	$217	$219	$247
Other comprehensive income (loss)—cumulative translation adjustment	7	(65)	(2)	(6)
Comprehensive income attributable to noncontrolling interests	$280	$152	$217	$241

	2017 Quarterly Data
	First	Second	Third	Fourth
	(in millions)
Revenues	$409	$438	$487	$593
Interest expense	35	51	61	78
Net revenues	374	387	426	515
Non-interest expenses
Execution, clearing and distribution fees	61	63	61	56
Employee compensation and benefits	62	66	64	57
Other	38	54	33	38
Total non-interest expenses	161	183	158	151
Income before income taxes	213	204	268	364
Income tax expense	18	17	21	200
Less net income attributable to noncontrolling interests	171	164	216	166
Net income available for common stockholders	$24	$23	$31	$(2)
Basic earnings per share	$0.35	$0.33	$0.44	$(0.02)
Diluted earnings per share	$0.34	$0.32	$0.43	$(0.02)
Net income (loss) available for common stockholders	$24	$23	$31	$(2)
Other comprehensive income
Cumulative translation adjustment, before income taxes	4	6	1	—
Income taxes related to items of other comprehensive income	—	—	—	—
Other comprehensive income, net of tax	4	6	1	—
Comprehensive income (loss) available for common stockholders	$28	$29	$32	$(2)
Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$171	$164	$216	$166
Other comprehensive income (loss)—cumulative translation adjustment	19	31	5	(1)
Comprehensive income attributable to noncontrolling interests	$190	$195	$221	$165

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

In 2012, the Company’s management created the Accounting Policy Committee (the “APC”) to provide a robust framework for the design and implementation of all relevant controls. The APC is comprised of eight (8) experienced subject matter experts from within the Company’s accounting and regulatory disciplines, and includes the CFO and the Chief Accounting Officer. The APC is responsible for assessing the effects of complex transactions and related accounting guidance on the Company’s financial statements and to report the results of its assessments to management and to the Audit Committee. The APC’s mandate includes review and approval of the adoption and implementation of accounting guidance (new or newly applicable) by the Company.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our CEO and our CFO, assessed the effectiveness of IBG, Inc.’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment and those criteria, management concluded that IBG, Inc. maintained effective internal control over financial reporting as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes to Internal Control over Financial Reporting

No changes to our internal control over financial reporting for the year ended December 31, 2018 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Interactive Brokers Group, Inc.
Greenwich, CT

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Interactive Brokers Group, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition as of December 31, 2018 and 2017 and the related consolidated statements of comprehensive income, cash flows, and changes in equity for each of the three years in the period December 31, 2018, of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
February 28, 2019

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information related to the Company’s directors and nominees under the following captions in the Company’s Proxy Statement is incorporated by reference herein:

•	“Item 1—Election of Directors”
•	“Item 1—Election of Directors—Board Meetings and Committees”

Code of Ethics

IBG, Inc.’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer, its Chief Financial Officer and its Chief Accounting Officer. Information relating to our Code of Business Conduct and Ethics is included in Part I, Item 1 of this Annual Report on Form 10-K. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or IEX on the investor relations section of our website located at www.interactivebrokers.com/ir.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to director and executive officer compensation under the following captions in the Company’s Proxy Statement is incorporated by reference herein:

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

Information regarding certain relationships and related transactions under the following caption in the Company’s Proxy Statement and such information is incorporated by reference herein:

•	“Certain Relationships and Related Transactions”
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and under the following caption in the Company’s Proxy Statement is incorporated by reference herein:

•	“Item 3—Ratification of Appointment of Independent Registered Public Accounting Firm”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report

1.   Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page 73 hereof and in Part II, Item 8 hereof.

2.   Financial Statement Schedule

The financial statement schedule required in the Annual Report on Form 10-K is listed on page 124 hereof. The required schedule appears on pages 124 through F-5 hereof.

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

21.1	Subsidiaries of the registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Extension Schema*
101.CAL	XBRL Extension Calculation Linkbase*
101.DEF	XBRL Extension Definition Linkbase*
101.LAB	XBRL Extension Label Linkbase*
101.PRE	XBRL Extension Presentation Linkbase*
**	Previously filed; incorporated herein by reference.
†	These exhibits relate to management contracts or compensatory plans or arrangements.
*	Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2018, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Consolidated Financial Statements tagged in detail levels 1-4.

ITEMS. 15 (a)(1) and 15 (a)(2) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Interactive Brokers Group, Inc.
Greenwich, CT

Opinion on the Financial Statement Schedules

We have audited the consolidated financial statements of Interactive Brokers Group, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018, and the Company’s internal control over financial reporting as of December 31, 2018, and have issued our reports thereon dated February 28, 2019; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company listed in the Index at Item 15. These condensed financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedules based on our audits. In our opinion, such condensed financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
New York, New York
February 28, 2019

We have served as the Company’s auditor since 1990.

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(in millions, except share amounts)	2018	2017
Assets
Cash and cash equivalents	$1	$—
Investments in subsidiaries, equity basis	1,302	1,122
Other assets	152	156
Total assets	$1,455	$1,278
Liabilities and Equity
Liabilities:
Payable to affiliates	$171	$187
Accrued expenses and other liabilities	2	1
	173	188
Stockholders’ equity:
Common stock, $0.01 par value per share:
Class A – Authorized − 1,000,000,000, Issued − 75,230,400 and 71,609,049 shares, Outstanding – 75,100,952 and 71,475,755 shares as of December 31, 2018 and 2017	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of December 31, 2018 and 2017	—	—
Additional paid-in capital	898	832
Retained earnings	390	251
Accumulated other comprehensive income, net of income taxes of $0 and $1 as of December 31, 2018 and 2017	(4)	9
Treasury stock, at cost, 129,448 and 133,294 shares as of December 31, 2018 and 2017	(3)	(3)
Total equity	1,282	1,090
Total liabilities and equity	$1,455	$1,278

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year-Ended December 31,
(in millions)	2018	2017	2016
Income (loss) before income from subsidiaries	$2	$92	$(1)
Undistributed gains of subsidiaries, net	206	147	117
Income tax expense	39	163	32
Net income	$169	$76	$84
Net income available for common stockholders	$169	$76	$84
Cumulative translation adjustment, net of tax	(13)	11	(4)
Comprehensive income available for common stockholders	$156	$87	$80

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS

	Year-Ended December 31,
(in millions)	2018	2017	2016
Cash flows from operating activities
Net income	$169	$76	$84
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed gains of subsidiaries, net	(206)	(147)	(117)
Deferred income taxes	23	149	30
Gain on remeasurement of Tax Receivable Agreement liability	(3)	(93)	—
Changes in operating assets and liabilities	15	(9)	9
Net cash (used in) provided by operating activities	(2)	(24)	6
Cash flows provided by investing activities	74	56	42
Cash flows used in financing activities	(58)	(43)	(44)
Effect of exchange rate changes on cash and cash equivalents	(13)	11	(5)
Net increase (decrease) in cash and cash equivalents	1	—	(1)
Cash and cash equivalents at beginning of period	—	—	1
Cash and cash equivalents at end of period	$1	$—	$—
Supplemental disclosures of cash flow information
Cash paid for interest	$1	$—	$—
Cash paid for taxes, net	$14	$13	$(1)
Non-cash investing activities:
Non-cash distributions from subsidiaries	$2	$—	$1

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying condensed financial statements (the “Parent Company Financial Statements”) of Interactive Brokers Group, Inc. (“IBG, Inc.”), a Delaware holding company, including the notes thereto, should be read in conjunction with the consolidated financial statements of IBG, Inc. and its subsidiaries (the “Company”) and the notes thereto. IBG, Inc.’s primary asset is its ownership interest in IBG LLC, an automated global electronic broker and market maker specializing in executing and clearing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 120 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers.

The preparation of the Parent Company Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosures in the condensed financial statements and accompanying notes.

Income Taxes

Refer to Note 2 to the consolidated financial statements.

2.   Related Party Transactions

As of December 31, 2018, there were no receivables from affiliates. Dividends received from IBG LLC for the three years ended December 31, 2018, 2017, and 2016, were $76 million, $56 million, and $43 million, respectively.

As of December 31, 2018 and 2017, respectively, payable to affiliates of $171 million and $187 million consisted primarily of amounts payable to Holdings under the Tax Receivable Agreement.

3.   Stockholders’ Equity

Refer to Note 4 to the consolidated financial statements.

4.   Employee Incentive Plans

Refer to Note 10 to the consolidated financial statements.

5.   Commitments, Contingencies and Guarantees

Refer to Note 13 to the consolidated financial statements.

6.   Subsequent Events

As required by FASB ASC Topic, “Subsequent Events,” IBG, Inc. has evaluated subsequent events for adjustment to or disclosure in its condensed financial statements through the date the condensed financial statements were issued.

Except as disclosed in Note 4 and Note 13 to the consolidated financial statements, no other recordable or disclosable events occurred.

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

Date: February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THOMAS PETERFFY	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 28, 2019
Thomas Peterffy

/s/ DENIS MENDONCA	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2019
Denis Mendonca

/s/ LAWRENCE E. HARRIS	Director	February 28, 2019
Lawrence E. Harris

/s/ GARY KATZ	Director	February 28, 2019
Gary Katz

/s/ RICHARD GATES	Director	February 28, 2019
Richard Gates