Form 10-Q
period 2019-03-31
Interactive Brokers Group, Inc.
filed 2019-05-09
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

Title of each class	Name of the exchange on which registered	Trading Symbol
Common Stock, par value $.01 per share	The Investors Exchange LLC	IBKR

As of May 7, 2019, there were 75,101,857 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10‑Q  FOR THE QUARTER ENDED MARCH 31, 2019

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	March 31,	December 31,
(in millions, except share amounts)	2019	2018
Assets
Cash and cash equivalents	$2,546	$2,597
Cash - segregated for regulatory purposes	8,043	7,503
Securities - segregated for regulatory purposes	18,532	15,595
Securities borrowed	4,196	3,331
Securities purchased under agreements to resell	1,580	1,242
Financial instruments owned, at fair value:
Financial instruments owned	1,116	1,931
Financial instruments owned and pledged as collateral	211	188
Total financial instruments owned, at fair value	1,327	2,119
Receivables
Customers, less allowance for doubtful accounts of $85 and $42 as of March 31, 2019 and December 31, 2018	25,868	27,017
Brokers, dealers and clearing organizations	698	706
Interest	180	141
Total receivables	26,746	27,864
Other assets	556	296
Total assets	$63,526	$60,547
Liabilities and equity
Short-term borrowings	$15	$17
Securities loaned	4,250	4,037
Financial instruments sold, but not yet purchased, at fair value	255	681
Payables
Customers	50,742	47,993
Brokers, dealers and clearing organizations	349	298
Affiliate	171	171
Accounts payable, accrued expenses and other liabilities	273	153
Interest	45	41
Total payables	51,580	48,656
Total liabilities	56,100	53,391
Commitments, contingencies and guarantees (see Note 13)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 75,231,305 and 75,230,400 shares, Outstanding – 75,101,857 and 75,100,952 shares as of March 31, 2019 and December 31, 2018	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of March 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	901	898
Retained earnings	431	390
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of March 31, 2019 and December 31, 2018	(5)	(4)
Treasury stock, at cost, 129,448 and 129,448 shares as of March 31, 2019 and December 31, 2018	(3)	(3)
Total stockholders’ equity	1,325	1,282
Noncontrolling interests	6,101	5,874
Total equity	7,426	7,156
Total liabilities and equity	$63,526	$60,547

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in millions, except share or per share amounts)	2019	2018
Revenues
Commissions	$173	$220
Interest income	408	311
Trading gains	7	13
Other income	132	77
Total revenues	720	621
Interest expense	162	94
Total net revenues	558	527
Non-interest expenses
Execution, clearing and distribution fees	61	73
Employee compensation and benefits	71	70
Occupancy, depreciation and amortization	14	12
Communications	6	6
General and administrative	24	23
Customer bad debt	43	3
Total non-interest expenses	219	187
Income before income taxes	339	340
Income tax expense	15	21
Net income	324	319
Less net income attributable to noncontrolling interests	275	273
Net income available for common stockholders	$49	$46

Earnings per share
Basic	$0.65	$0.64
Diluted	$0.64	$0.63
Weighted average common shares outstanding
Basic	75,101,062	71,475,950
Diluted	75,977,511	72,512,462

Comprehensive income
Net income available for common stockholders	$49	$46
Other comprehensive income
Cumulative translation adjustment, before income taxes	(1)	1
Income taxes related to items of other comprehensive income	—	—
Other comprehensive income (loss), net of tax	(1)	1
Comprehensive income available for common stockholders	$48	$47

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$275	$273
Other comprehensive income - cumulative translation adjustment	(1)	7
Comprehensive income attributable to noncontrolling interests	$274	$280

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in millions)	2019	2018
Cash flows from operating activities
Net income	$324	$319
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	9	4
Depreciation and amortization	7	7
Amortization of right-of-use assets	5	—
Employee stock plan compensation	16	14
Unrealized (gain) loss on other investments, net	(106)	(2)
Bad debt expense	43	3
Impairment loss	—	1
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	(2,937)	932
Securities borrowed	(865)	(11)
Securities purchased under agreements to resell	(338)	1,358
Financial instruments owned, at fair value	803	742
Receivables from customers	1,106	354
Other receivables	(31)	(162)
Other assets	(140)	(12)
Securities loaned	213	(273)
Securities sold under agreement to repurchase	—	(1,316)
Financial instruments sold, but not yet purchased, at fair value	(426)	(525)
Payable to customers	2,749	(125)
Other payables	171	(107)
Net cash provided by operating activities	603	1,201
Cash flows from investing activities
Purchases of other investments	(16)	—
Purchase of property, equipment and intangible assets	(26)	(8)
Net cash used in investing activities	(42)	(8)
Cash flows from financing activities
Short-term borrowings, net	(2)	4
Dividends paid to stockholders	(8)	(7)
Distributions from IBG LLC to noncontrolling interests	(60)	(61)
Net cash used in financing activities	(70)	(64)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2)	8
Net increase in cash, cash equivalents, and restricted cash	489	1,137
Cash, cash equivalents, and restricted cash at beginning of period	10,100	8,279
Cash, cash equivalents, and restricted cash at end of period	$10,589	$9,416
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	2,546	1,901
Cash segregated for regulatory purposes	8,043	7,515
Cash, cash equivalents, and restricted cash at end of period	$10,589	$9,416
Supplemental disclosures of cash flow information
Cash paid for interest	$158	$89
Cash paid for taxes, net	$12	$13
Cash paid for amounts included in lease liabilities	$5	$—

See accompanying notes to the condensed consolidated financial statements

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2019	75,230,400	$1	$898	$(3)	$390	$(4)	$1,282	$5,874	$7,156
Common stock distributed pursuant to stock incentive plans	905						—		—
Compensation for stock grants vesting in the future			3				3	13	16
Dividends paid to stockholders					(8)		(8)		(8)
Distributions from IBG LLC to noncontrolling interests							—	(60)	(60)
Comprehensive income					49	(1)	48	274	322
Balance, March 31, 2019	75,231,305	$1	$901	$(3)	$431	$(5)	$1,325	$6,101	$7,426

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2018	71,609,049	$1	$832	$(3)	$251	$9	$1,090	$5,343	$6,433
Common stock distributed pursuant to stock incentive plans	1,532						—		—
Compensation for stock grants vesting in the future			2				2	12	14
Dividends paid to stockholders					(7)		(7)		(7)
Distributions from IBG LLC to noncontrolling interests							—	(61)	(61)
Comprehensive income					46	1	47	280	327
Balance, March 31, 2018	71,610,581	$1	$834	$(3)	$290	$10	$1,132	$5,574	$6,706

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.   Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 18.1% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker specializing in executing and clearing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 120 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Switzerland, India, China (Hong Kong and Shanghai), Japan, and Australia. As of March 31, 2019, the Company had 1,458 employees worldwide.

IBG LLC is a Connecticut limited liability company that conducts its business through its operating subsidiaries (collectively, the “Operating Companies”): Interactive Brokers LLC (“IB LLC”); IBKR Europe S.a.r.l. (“IBEU”); Interactive Brokers (India) Private Limited (“IBI”); Timber Hill LLC (“TH LLC”); Timber Hill Canada Company (“THC”); Interactive Brokers Software Services (India) Private Limited (“IBSSI”); IB Global Investments LLC (“IBGIL”); IB Exchange Corp. (“IBEC”) and its subsidiaries, Interactive Brokers Canada Inc. (“IBC”), Interactive Brokers (U.K.) Limited and its subsidiary, Interactive Brokers (U.K.) Nominee Limited (collectively, “IBUK”), Interactive Brokers Securities Japan, Inc. (“IBSJ”), Interactive Brokers Hong Kong Limited (“IBHK”), Interactive Brokers Australia Pty Limited and its subsidiary, Interactive Brokers Australia Nominees Pty Limited (collectively, “IBA”), IB Business Services (Shanghai) Company Limited (“IBBSS”), IBKR Financial Services AG (formerly Timber Hill Europe AG) and its subsidiary, THLI AG (formerly Timber Hill (Liechtenstein) AG) (collectively, “IBKRFS”), Interactive Brokers Hungary  Informatikai Kft (“IBH”), Interactive Brokers Software Services Estonia OU (“IBEST”), Interactive Brokers Software Services Russia (“IBRUS”), Interactive Brokers Corp. (“IB Corp”), Covestor, Inc. and its subsidiary, Covestor Limited (collectively, “Covestor”), and Greenwich Advisor Compliance Services Corp. (“Greenwich Compliance”).

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019. The condensed consolidated financial information as of December 31, 2018 has been derived from the audited financial statements not included herein.

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

Discontinued Operations and Costs Associated with Exit or Disposal Activities

On March 8, 2017, the Company announced its intention to discontinue its options market making activities globally. Additionally, as previously announced, on September 29, 2017 the Company completed the transfer of its U.S. options market making operations to Two Sigma Securities, LLC. The Company also exited the majority of its market making activities outside of the U.S. by December 31, 2017 and will report discontinued operations if it meets the criteria under FASB Topic ASC 205-20, “Discontinued Operations.”

During the three months ended March 31, 2019 and 2018, the Company did not incur any additional restructuring costs.

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

Fair Value

Substantially all of the Company’s assets and liabilities, including financial instruments, are carried at fair value based on published market prices and are marked to market, or are assets and liabilities which are short‑term in nature and are carried at amounts that approximate fair value.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Earnings per Share

Earnings per share (“EPS”) is computed in accordance with FASB ASC Topic 260, “Earnings per Share.” Basic EPS is computed by dividing the net income available for common stockholders by the weighted average number of shares outstanding for that period. Diluted EPS is calculated by dividing the net income available for common stockholders by the diluted weighted average shares outstanding for that period. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of shares of common stock estimated to be distributed in the future under the Company’s stock-based compensation plans, with no adjustments to net income available for common stockholders for potentially dilutive common shares.

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

Cash and Securities - Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which have been promulgated to protect customer assets. Securities segregated for regulatory purposes consisted of U.S. government securities of $3.9 billion and $4.2 billion as of March 31, 2019 and December 31, 2018, respectively, and securities purchased under agreements to resell in the amount of $14.6 billion and $11.4 billion as of March 31, 2019 and December 31, 2018, respectively, which amounts approximate fair value. Restricted cash represents cash and cash equivalents that are subject to withdrawal or usage restrictions. Cash segregated for regulatory purposes meets the definition of restricted cash and is included in “cash, cash equivalents and restricted cash” in the condensed consolidated statements  of cash flows.

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

Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of the Company’s initial investment and are adjusted each period for the Company’s share of the investee’s income or loss. The Company’s share of the income or losses from equity method investments is included in other income in the condensed consolidated statements of comprehensive income. The recorded amounts of the Company’s equity method investments of $22 million and $23 million as of March 31, 2019 and December 31, 2018, respectively, which are included in other assets in the condensed consolidated statements of financial condition, increase or decrease accordingly. Contributions paid to and distributions received from equity method investees are recorded as additions or reductions, respectively, to the respective investment balance.

Investments in equity securities that do not qualify for equity method accounting and do not have readily determinable fair values are recorded at historical cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The recorded amounts of the Company’s investments in such equity securities of $5 million and $25 million as of March 31, 2019 and December 31, 2018, respectively, are included in other assets in the condensed consolidated statements of financial condition. Investments in equity securities that do not qualify for equity method accounting and have readily determinable fair values are recorded at fair value. The recorded amounts of the Company’s investment in such equity securities of $130 million as of March 31, 2019 is included in other assets in the condensed consolidated statements of

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

financial condition. The Company did not have any such investments as of December 31, 2018. Dividends received from these investments are included in other income in the condensed consolidated statements of comprehensive income when such dividends are received.

The Company also holds exchange memberships and investments in equity securities of certain exchanges, as required to qualify as a clearing member. Such investments of $5 million and $5 million as of March 31, 2019 and December 31, 2018, respectively, are recorded at cost less impairment, and are included in other assets in the condensed consolidated statements of financial condition. Dividends received from these investments are included in other income in the condensed consolidated statements of comprehensive income when such dividends are received.

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

Property, Equipment, and Intangible Assets

Property, equipment, and intangible assets, which are included in other assets in the condensed consolidated statements of financial condition, consist of leasehold improvements, computer equipment, software developed for the Company’s internal use, office furniture and equipment.

Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation and amortization are computed using the straight‑line method. Equipment is depreciated over the estimated useful lives of the assets, while leasehold improvements are amortized over the lesser of the estimated economic useful life of the asset or the term of the lease. Computer equipment is depreciated over three to five years and office furniture and equipment are depreciated over five to seven years. Intangible assets with a finite life are amortized on a straight-line basis over their estimated useful lives of three years, and tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. Qualifying costs for internally developed software are capitalized and amortized over the expected useful life of the developed software, not to exceed three years. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the condensed consolidated statements of financial condition and any resulting gain or loss is recorded in other income in the condensed consolidated statements of comprehensive income. Fully depreciated (or amortized) assets are retired on an annual basis.

Leases

On January 1, 2019, the Company adopted FASB ASC Topic 842, “Leases,” (“ASC Topic 842”) which requires that a lessee recognize in the statement of financial condition a lease liability and a  corresponding right-of-use asset, including for those leases that the Company currently classifies as operating leases. The right-of-use asset and the lease liability was initially measured using the present value of the remaining lease payments. ASC Topic 842 was implemented using a  modified retrospective approach which resulted in no cumulative-effect adjustment in the opening balance of retained earnings as of January 1, 2019. As a result, the condensed consolidated statement of financial condition prior to January 1, 2019 was not restated and continues to be reported under FASB ASC Topic 840, “Leases,” (“ASC Topic 840”), which did not require the recognition of a right-of-use asset or lease liability for operating leases. As permitted under ASC Topic 842, the Company adopted the following practical expedients: (1) not to reassess whether an expired or non-lease contract that commenced before January 1, 2019 contained an embedded lease, (2) not to reassess the classification of existing leases,  (3) not to determine whether initial direct costs related to existing leases should be capitalized under ASC Topic 842, and (4) not to separate lease and non-lease components.

The Company reviews all relevant contracts to determine if the contract contains a lease at its inception date. A contract contains a lease if the contract conveys to the company the right to control the use of an underlying asset for a period of time in exchange for consideration. If the Company determines that a contract contains a lease, it recognizes, in the condensed consolidated statements of financial condition, a lease liability and a corresponding right-of-use asset on the commencement date of the lease. The lease liability is initially measured at the present value of the future lease payments over the lease term using the rate implicit in the lease or, if not readily determinable, the Company’s secured incremental borrowing rate. An operating lease right-of-use asset is initially measured at the value of the lease liability minus any lease incentives and initial direct costs incurred plus any prepaid rent.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s leases are classified as operating leases and consist of real estate leases for office space, data centers and other facilities. Each lease liability is measured using the Company’s secured incremental borrowing rate, which is based on an internally developed yield curve using interest rates of third parties’ corporate debt issued with a similar risk profile as the Company and a duration similar to the lease term. The Company’s leases have remaining terms of one to twelve years, some of which include options to extend the lease term, and some of which include options to terminate the lease upon notice. The Company considers these options when determining the lease term used to calculate the right-of-use asset and the lease liability when the Company is reasonably certain it will exercise such option.

The Company’s operating leases contain both lease components and non-lease components. Non-lease components are distinct elements of a contract that are not related to securing the use of the underlying assets, such as common area maintenance and other management costs. The Company elected to measure the lease liability by combining the lease and non-lease components as a single lease component. As such, the Company includes the fixed payments and any payments that depend on a rate or index that relate to the lease and non-lease components in the measurement of the lease liability. Some of the non-lease components are variable in nature and not based on an index or rate, and as a result, are not included in the measurement of the right-of-use asset or lease liability.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in occupancy, depreciation and amortization, expense in the Company’s condensed consolidated statements of comprehensive income.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Recently Issued Accounting Pronouncements

Following is a summary of recently issued FASB Accounting Standards Updates (“ASUs”) that may affect the Company’s condensed consolidated financial statements:

	Affects	Status

ASU 2016-13	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.	Effective for fiscal years beginning after December 15, 2019.
ASU 2017-04	Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.	Effective for fiscal years beginning after December 15, 2019.
ASU 2018-13	Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.	Effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods.
ASU 2018-15	Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.	Effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods.

Adoption of the ASUs that became effective during 2018 and 2019, prior to the issuance of the Company’s condensed consolidated financial statements, had no material effect on these financial statements, except as described in the notes to these financial statements.

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

•defined risk management policies and procedures supported by a rigorous analytic framework; and

•articulated risk tolerance levels as defined by executive management that are regularly reviewed to ensure that the Company’s risk‑taking is consistent with its business strategy, its capital structure, and current and anticipated market conditions.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of March 31, 2019, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.   Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of March 31, 2019.

	IBG, Inc.	Holdings	Total
Ownership %	18.1%	81.9%	100.0%
Membership interests	75,101,860	338,691,717	413,793,577

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

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of March 31, 2019 and December 31, 2018, 1,000,000,000 shares of Class A common stock were authorized, of which 75,231,305 and 75,230,400 shares have been issued; and 75,101,857 and 75,100,952 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of March 31, 2019 and December 31, 2018, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of March 31, 2019 and December 31, 2018, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of March 31, 2019 and December 31, 2018, the unamortized balance of these deferred tax assets was $134 million and $140 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid‑in capital arising from stock offerings from the date of the IPO through March 31, 2019 were $501 million, $426 million, and $75 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $159 million through March 31, 2019 pursuant to the terms of the Tax Receivable Agreement.

The Exchange Agreement, as amended, provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from Holdings, which could result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, members of Holdings are able to request redemption of their interests.

At the time of IBG, Inc.’s IPO in 2007, three hundred sixty (360) million shares of authorized common stock were reserved for future sales and redemptions. From 2008 through 2010, Holdings redeemed 5,013,259 IBG LLC interests with a total value of $114 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption these IBG LLC interests were retired. From 2011 through 2018, IBG, Inc. issued 15,396,082 shares of common stock (with a fair value of $504 million) directly to Holdings in exchange for an equivalent number of member interests in IBG LLC.

As a consequence of these redemption transactions, and distribution of shares to employees (see Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 18.1%, with Holdings owning the remaining 81.9% as of March 31, 2019. The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 89.6% as of March 31, 2019.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended March 31,
	2019	2018
	(in millions, except share or per share amounts)
Basic earnings per share
Net income available for common stockholders	$49	$46
Weighted average shares of common stock outstanding
Class A	75,100,962	71,475,850
Class B	100	100
	75,101,062	71,475,950
Basic earnings per share	$0.65	$0.64

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended March 31,
	2019	2018
	(in millions, except share or per share amounts)
Diluted earnings per share
Net income available for common stockholders	$49	$46
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	75,100,962	71,475,850
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	876,449	1,036,512
Class B	100	100
	75,977,511	72,512,462
Diluted earnings per share	$0.64	$0.63

Member Distributions and Stockholder Dividends

During the three months ended March 31, 2019, IBG LLC made distributions totaling $73 million, to its members, of which IBG, Inc.’s proportionate share was $13 million. For the three months ended March 31, 2019, the Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $8 million.

On April 16, 2019, the Company declared a cash dividend of $0.10 per common share, payable on June 14, 2019 to stockholders of record as of May 31, 2019.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5.   Comprehensive Income

The following table presents comprehensive income and earnings per share on comprehensive income:

	Three Months Ended March 31,
	2019	2018
	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$48	$47

Earnings per share on comprehensive income
Basic	$0.65	$0.66
Diluted	$0.64	$0.65
Weighted average common shares outstanding
Basic	75,101,062	71,475,950
Diluted	75,977,511	72,512,462

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

6.   Financial Assets and Financial Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy (see Note 2), financial assets and liabilities, measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018. As required by ASC Topic 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the respective fair value measurement.

	Financial Assets at Fair Value as of March 31, 2019

	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$3,903	$—	$—	$3,903
Financial instruments owned, at fair value
Stocks	459	—	—	459
Options	644	—	—	644
Warrants	1	—	—	1
U.S. and foreign government securities	216	—	—	216
Corporate and municipal bonds	—	2	3	5
Currency forward contracts	—	2	—	2
Total financial instruments owned, at fair value	1,320	4	3	1,327

Other assets - other investments at fair value	130	—	—	130
Total financial assets at fair value	$5,353	$4	$3	$5,360

	Financial Liabilities at Fair Value as of March 31, 2019
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$189	$—	$—	$189
Options	48	—	—	48
Currency forward contracts	—	18	—	18
Total financial instruments sold, but not yet purchased, at fair value	237	18	—	255
Total financial liabilities at fair value	$237	$18	$—	$255

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Assets at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$4,213	$—	$—	$4,213
Financial instruments owned, at fair value
Stocks	494	—	—	494
Options	1,479	—	—	1,479
Warrants	1	—	—	1
U.S. and foreign government securities	113	—	—	113
Corporate and municipal bonds	—	1	3	4
Currency forward contracts	—	28	—	28
Total financial instruments owned, at fair value	2,087	29	3	2,119
Total financial assets at fair value	$6,300	$29	$3	$6,332

	Financial Liabilities at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$273	$—	$—	$273
Options	404	—	—	404
Currency forward contracts	—	4	—	4
Total financial instruments sold, but not yet purchased, at fair value	677	4	—	681
Total financial liabilities at fair value	$677	$4	$—	$681

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

Level 3 Financial Assets and Financial Liabilities

The Company’s Level 3 financial assets are comprised of delisted and illiquid securities reported within financial instruments owned, at fair value in the condensed consolidated statements of financial condition. As of March 31, 2019 Level 3 financial assets included $3 million in corporate and municipal bonds, which were not traded in active markets and were valued by the Company based on internal estimates.

During the three months ended March 31, 2019 and 2018, there were no transfers between levels for financial assets and liabilities, at fair value, respectively.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Trading Gains from Market Making Transactions

Trading gains and losses from market making transactions reported in the condensed consolidated statements of comprehensive income, by major product type, are comprised of:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Equities	$7	$13
Foreign exchange	—	—
Total trading gains, net	$7	$13

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

Financial Assets and Liabilities Not Measured at Fair Value

The following tables represent the carrying value, fair value, and fair value hierarchy category of certain financial assets and liabilities that are not recorded at fair value in the Company's condensed consolidated statements of financial condition. The following table excludes certain financial instruments such as equity investments and all non-financial assets and liabilities:

	March 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$2,546	$2,546	$2,546	$-	$-
Cash - segregated for regulatory purposes	8,043	8,043	8,043	-	-
Securities - segregated for regulatory purposes	14,629	14,629	-	14,629	-
Securities borrowed	4,196	4,196	-	4,196	-
Securities purchased under agreements to resell	1,580	1,580	-	1,580	-
Receivables from customer	25,868	25,868	-	25,868	-
Receivables from broker, dealers, and clearing organizations	698	698	-	698	-
Interest receivable	180	180	-	180	-
Other assets	5	5	-	5	-
Total financial assets, not measured at fair value	$57,745	$57,745	$10,589	$47,156	$-

Financial liabilities, not measured at fair value
Short-term borrowings	$15	$15	$-	$15	$-
Securities loaned	4,250	4,250	-	4,250	-
Payables to customer	50,742	50,742	-	50,742	-
Payables to brokers, dealers and clearing organizations	349	349	-	349	-
Interest payable	45	45	-	45	-
Total financial liabilities, not measured at fair value	$55,401	$55,401	$-	$55,401	$-

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$2,597	$2,597	$2,597	$-	$-
Cash - segregated for regulatory purposes	7,503	7,503	7,503	-	-
Securities - segregated for regulatory purposes	11,382	11,382	-	11,382	-
Securities borrowed	3,331	3,331	-	3,331	-
Securities purchased under agreements to resell	1,242	1,242	-	1,242	-
Receivables from customer	27,017	27,017	-	27,017	-
Receivables from broker, dealers, and clearing organizations	706	706	-	706	-
Interest receivable	141	141	-	141	-
Other assets	5	6	-	6	-
Total financial assets, not measured at fair value	$53,924	$53,925	$10,100	$43,825	$-

Financial liabilities, not measured at fair value
Short-term borrowings	$17	$17	$-	$17	$-
Securities loaned	4,037	4,037	-	4,037	-
Payables to customer	47,993	47,993	-	47,993	-
Payables to brokers, dealers and clearing organizations	298	298	-	298	-
Interest payable	41	41	-	41	-
Total financial liabilities, not measured at fair value	$52,386	$52,386	$-	$52,386	$-

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables set forth the netting of financial assets and of financial liabilities as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$14,629 [1]	$—		$14,629	$(14,629)	$—
Securities borrowed	4,196	—		4,196	(4,025)	171
Securities purchased under agreements to resell	1,580	—		1,580	(1,580)	—
Financial instruments owned, at fair value
Options	644	—		644	(40)	604
Warrants	1	—		1	—	1
Currency forward contracts	2	—		2	—	2
Total	$21,052	$—		$21,052	$(20,274)	$778

	(in millions)
Offsetting of financial liabilities
Securities loaned	$4,250	$—	$4,250	$(4,019)	$231
Financial instruments sold, but not yet purchased, at fair value
Options	48	—	48	(40)	8
Currency forward contracts	18	—	18	—	18
Total	$4,316	$—	$4,316	$(4,059)	$257

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2018
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$11,382 [1]	$—		$11,382	$(11,382)	$—
Securities borrowed	3,331	—		3,331	(3,199)	132
Securities purchased under agreements to resell	1,242	—		1,242	(1,242)	—
Financial instruments owned, at fair value
Options	1,479	—		1,479	(398)	1,081
Warrants	1	—		1	—	1
Currency forward contracts	28	—		28	—	28
Total	$17,463	$—		$17,463	$(16,221)	$1,242

	(in millions)
Offsetting of financial liabilities
Securities loaned	$4,037	$—	$4,037	$(3,838)	$199
Financial instruments sold, but not yet purchased, at fair value
Options	404	—	404	(398)	6
Currency forward contracts	4	—	4	—	4
Total	$4,445	$—	$4,445	$(4,236)	$209

(1)

As of March 31, 2019 and December 31, 2018, the Company had $14.6 billion and $11.4 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

(2)	The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 at March 31, 2019 and December 31, 2018.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The following tables present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities loaned
Stocks	$4,164	$-	$-	$-	$4,164
Corporate bonds	80	-	-	-	80
Foreign government securities	6	-	-	-	6
Total securities loaned	$4,250	$-	$-	$-	$4,250

	December 31, 2018
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities loaned
Stocks	$3,970	$-	$-	$-	$3,970
Corporate bonds	65	-	-	-	65
Foreign government securities	2	-	-	-	2
Total securities loaned	$4,037	$-	$-	$-	$4,037

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

The Company also engages in securities financing transactions with and for customers through margin lending. Customer receivables generated from margin lending activity are collateralized by customer‑owned securities held by the Company. Customers’ required margin levels and established credit limits are monitored continuously by risk management staff using automated systems. Pursuant to the Company’s policy and as enforced by such systems, customers are required to deposit additional collateral or reduce positions, when necessary, to avoid automatic liquidation of their positions.

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of March 31,  2019 and December 31, 2018, approximately $25.9 billion and $27.0 billion, respectively, of customer margin loans were outstanding.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the amounts related to collateralized transactions as of March 31,  2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)
Securities lending transactions	$27,321	$4,179	$21,412	$3,284
Securities purchased under agreements to resell transactions (1)	16,269	15,158	12,672	11,881
Customer margin assets	27,308	9,529	25,778	6,616
	$70,898	$28,866	$59,862	$21,781

(1)

As of March 31,  2019,  $14.6 billion or 97% (as of December 31, 2018,  $11.4 billion or 96%) of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of March 31, 2019 and December 31, 2018, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

Financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, as of March 31, 2019 and December 31, 2018 are presented in the following table:

	March 31,	December 31,
	2019	2018

	(in millions)
Stocks	$87	$121
U.S. and foreign government securities	124	67
	$211	$188

8.  Revenues from Contracts with Customers

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Nature of Services

The Company’s services under contracts with customers are mainly related to its electronic brokerage business. The Company’s main sources of revenues from contracts with customers are as follows:

-

Commissions are charged to customers for order execution services and trade clearing and settlement services. These services represent a single performance obligation as the services are not separately identifiable in the context of the contract. The Company recognizes revenue at a point in time at the execution of the order (i.e., trade date). Commissions are generally collected from cleared customers on trade date and from non-cleared customers monthly.

-

Market data fees are charged to customers for market data services to which they subscribe, that are delivered by the Company. The Company recognizes revenue monthly as the performance obligation is satisfied over time by continually providing market data for the period. Market data fees are collected monthly, generally in advance.

-

Risk exposure fees are charged to customers who carry positions with market risk that exceeds defined thresholds.  The Company recognizes revenue daily as the performance obligation is satisfied at a point in time by the Company taking on additional risk of account liquidation and potential losses due to insufficient margin. Risk exposure fees are collected daily.

-

Payments for order flow are earned from various options exchanges based upon options trading volume originated by the Company that meets certain criteria. The Company recognizes revenue daily as the performance obligation is satisfied at a point in time on customer orders that qualify for payments subject to exchange-mandated programs. Payments for order flow are collected monthly, in arrears.

-

Minimum activity fees are charged to customers that do not generate the required minimum monthly commission. The Company recognizes revenue monthly as the performance obligation is satisfied at a point in time by servicing customer accounts that do not generate the required minimum monthly commissions. Minimum activity fees are collected monthly, in arrears.

The Company’s electronic brokerage business also earns revenues from other services, including order cancelation or modification fees, position transfer fees, telecommunications fees, withdrawal fees, and bank sweep program fees, among others.

Disaggregation of Revenue

The following table sets forth revenue from contracts with customers by business segment, geographic location, and major types of services for the three months ended March 31,  2019 and 2018, as follows:

	Three Months Ended March 31, 2019
	Electronic Brokerage	Market Making	Corporate	Total

	(in millions)
Geographic location [1]
United States	$147	$1	$-	$148
International	60	-	-	60
	$207	$1	$-	$208

Major types of services
Commissions	$173	$-	$-	$173
Market data fees [2]	12	-	-	12
Risk exposure fees [2]	4	-	-	4
Payments for order flow [2]	5	-	-	5
Minimum activity fees [2]	7	-	-	7
Other [2]	6	1	-	7
	$207	$1	$-	$208

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31, 2018
	Electronic Brokerage	Market Making	Corporate	Total

	(in millions)
Geographic location [1]
United States	$182	$2	$-	$184
International	72	-	-	72
	$254	$2	$-	$256

Major types of services
Commissions	$220	$-	$-	$220
Market data fees [2]	11	-	-	11
Risk exposure fees [2]	8	-	-	8
Payments for order flow [2]	5	-	-	5
Minimum activity fees [2]	5	-	-	5
Other [2]	5	2	-	7
	$254	$2	$-	$256

(1)	Based on the location of the subsidiaries in which the revenues are recorded.
(2)	Included in other income on the condensed consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $9 million, as of March 31,  2019 and December 31, 2018, respectively, are reported in other assets in the condensed consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized prior to the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in other assets in the condensed consolidated statements of financial condition. As of March 31,  2019 and December 31, 2018, contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. As of March 31,  2019 and December 31, 2018, contract liability balances were not material.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

9.  Other Income

The components of other income for the three months ended March 31,  2019 and 2018 were:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Market data fees[1]	$12	$11
Risk exposure fees[1]	4	8
Payments for order flow[1]	5	5
Minimum activity fees[1]	7	5
Other brokerage related fees	6	5
Gains on financial instruments, at fair value and other investments, net	116	2
Gains (losses) from currency diversification strategy, net	(19)	38
Other, net	1	3
	$132	$77

(1)	See Note 8 for description of these revenues.

Other brokerage related fees include FDIC sweep fees, order routing fees, IPO concession fees and other miscellaneous fees charged to customers. Gains on financial instruments, at fair value and other investments, net include (1) realized and unrealized gains and losses on financial instruments that (a) are held for purposes other than the Company’s market making activities, (b) are subject to restrictions, or (c) are accounted for under the equity method and (2) dividends on investments accounted at cost less impairment.

10.  Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based Operating Companies who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in employee compensation and benefits expenses in the condensed consolidated statements of comprehensive income were $1 million of plan contributions for each of the three months ended March 31,  2019 and 2018.

2007 Stock Incentive Plan

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

As a result of the Company’s organizational structure, a description of which can be found in “Business – Our Organizational Structure” in Part I, Item 1 of the Company’s Annual Report on Form 10-K, there is no dilutive effect upon ownership of common stockholders of issuing shares under the Stock Incentive Plan. The issuances do not dilute the book value of the ownership of common stockholders since the restricted stock units are granted at market value, and upon their vesting and the related issuance of shares of common stock, the ownership of IBG, Inc. in IBG LLC, increases proportionately to the shares issued. As a result of such proportionate increase in share ownership, the dilution upon issuance of common stock is borne by IBG LLC’s majority member (i.e., noncontrolling interest), Holdings, and not by IBG, Inc. or its common stockholders. Additionally, dilution of earnings that may take place after issuance of common stock is reflected in EPS reported in the Company’s financial statements. The EPS dilution can be neither estimated nor projected, but historically it has not been material.

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

Stock Incentive Plan awards granted and the related fair values since the plan’s inception are presented in the table below:

			Fair Value at
			Date of Grant
	Units		($ millions)
Prior periods (since inception)	22,100,001		$449
December 31, 2016	1,451,136		55
December 31, 2017	946,489		57
December 31, 2018	1,146,267	[1]	62
	25,643,893		$623

(1)	Stock Incentive Plan number of granted restricted stock units related to 2018 was adjusted by 640 additional restricted stock units during the three months ended March 31, 2019.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, there are no vested awards that remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $16 million and $14 million for the three months ended March 31,  2019 and 2018, respectively. Estimated future compensation costs for unvested awards, net of credits for cancelled awards, as of March 31,  2019 are $36 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the Stock Incentive Plan activity from December 31, 2018 through March 31,  2019:

	Stock
	Incentive Plan
	Units
Balance, December 31, 2018	5,472,706	[1]
Granted	—
Cancelled	(4,807)
Distributed	(905)
Balance, March 31, 2019	5,466,994

(1)	Stock Incentive Plan number of granted restricted stock units related to 2018 was adjusted by 640 additional restricted stock units during the three months ended March 31, 2019.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company. Through March 31,  2019, a total of 823,091 restricted stock units have been distributed under these post‑employment provisions. These distributions are included in the table above.

11.  Income Taxes

Income tax expense for the three months ended March 31,  2019 and 2018 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual members. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

As of and for the three months ended March 31,  2019 and 2018,  the Company had no unrecognized tax and no valuation allowances on deferred tax assets were required. The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of March 31, 2019, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2010, and to non-U.S. income tax examinations for tax years prior to 2008.

As of March 31,  2019, accumulated earnings held by non‑U.S. subsidiaries totaled $1.1 billion ($1.1 billion as of December 31, 2018). Of this amount, approximately $0.2 billion ($0.2 billion as of December 31, 2018) is attributable to earnings of the Company’s foreign subsidiaries that are considered “pass‑through” entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for U.S. tax purposes and when they are remitted. With respect to certain of these subsidiaries’ accumulated earnings, approximately $0.2 billion and $0.2 billion as of March 31,  2019 and December 31, 2018, respectively, repatriation would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution. The Company has not provided for its proportionate share of these additional foreign taxes as it does not intend to repatriate these earnings in the foreseeable future. For the same reason, the Company has not provided deferred U.S. tax on cumulative translation adjustments associated with these earnings.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

12.  Leases

All of the Company’s leases are classified as operating leases and primarily consist of real estate leases for corporate offices, data centers, and other facilities. As of March 31, 2019, the weighted-average remaining lease term on these leases is approximately nine years and the weighted-average discount rate used to measure the lease liabilities is approximately 4.05%. For the three months ended March 31, 2019, right-of-use assets under operating leases was $136 million. The Company’s lease agreements do not contain any residual value guarantees, restrictions or covenants.

The following table presents balances reported in the condensed consolidated statements of financial condition related to the Company’s leases:

March 31, 2019
(in millions)
Right-of-use assets[1]	$131
Lease liabilities[1]	$132

(1)

Right-of-use assets are included in other assets and lease liabilities are included in accounts payable, accrued expenses and other liabilities in the Company’s condensed consolidated statements of financial condition.

The following table presents balances reported in the condensed consolidated statements of comprehensive income related to the Company’s leases:

Three Months Ended
March 31, 2019
(in millions)
Operating lease cost	$6
Variable lease cost	1
Total lease cost	$7

The following table reconciles the undiscounted cash flows of the Company’s leases as of March 31, 2019 to the present value of its operating lease payments:

March 31, 2019
(in millions)
2019 (remaining)	$14
2020	19
2021	16
2022	16
2023	15
2024	13
Thereafter	70
Total undiscounted operating lease payments	163
Less: imputed interest	(31)
Present value of operating lease liabilities	$132

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s minimum annual lease commitments as of December 31, 2018, in accordance with ASC Topic 840, were as follows:

December 31, 2018
Year	(in millions)
2019	$18
2020	19
2021	16
2022	16
2023	15
Thereafter	83
$167

13.  Commitments, Contingencies and Guarantees

Claims Against Customers

Over an extended period in 2018, a small number of the Company’s brokerage customers had taken relatively large positions in a security listed on a major U.S. exchange. The Company extended margin loans against the security at a conservatively high collateral requirement. In December 2018, within a very short timeframe, this security lost a substantial amount of its value. During the quarter ended March 31, 2019, subsequent price declines in the stock have caused these accounts to fall into deficits, despite the Company’s efforts to liquidate the customers’ positions. For the quarter ended March 31, 2019, the Company has recognized an aggregate loss of approximately $42 million. The maximum aggregate loss, which would occur if the security’s price fell to zero and none of the debts were collected, would be approximately $51 million. The Company is currently evaluating pursuing the collection of the debts, although debt collection efforts are inherently difficult and uncertain. The ultimate effect of this incident on the Company’s results will depend upon market conditions and the outcome of the Company’s debt collection efforts.

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of March 31,  2019 and 2018, reserves provided for potential losses related to litigation matters were not material.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On February 13, 2019, the United States Court of Appeals for the Federal Circuit issued opinions in the appeals on four patents from the CBM Review determinations. The Federal Circuit vacated the CBM Review determinations of invalidity for these four patents, concluding that these patents were not eligible for CBM Review.  The Federal Circuit denied the Company’s request for rehearing on one of the four patents. On April 18, 2019, the Federal Circuit issued opinions in the appeals on an additional three patents from the CBM Review determinations. The Federal Circuit affirmed the CBM Review determinations of invalidity for these three patents. On April 30, 2019, the Federal Circuit issued an opinion in the appeal on an additional patent from the CBM Review determinations. The Federal Circuit affirmed the CBM Review determination of invalidity for the patent. Four patents remain pending on appeal.

On February 26, 2019, the District Court ordered that the stay be lifted with respect to the four patents that are the subject of the Federal Circuit decision vacating the CBM Review determinations and scheduled trial for February 2020. While it is difficult to predict the outcome of the matter, the Company believes it has meritorious defenses to the allegations made in the complaint and intends to defend itself vigorously against them. However, litigation is inherently uncertain and there can be no guarantee that the Company will prevail or that the Litigation can be settled on favorable terms.

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

On September 28, 2016, the District Court issued an order granting the Company’s motion to dismiss the complaint in its entirety, and without providing plaintiff leave to amend. On September 28, 2017, plaintiff appealed to the United States Court of Appeals for the Second Circuit. On September 26, 2018, the Court of Appeals affirmed the dismissal of plaintiff’s claims of breach of contract and commercially unreasonable liquidation but vacated and remanded back to the District Court plaintiff’s claims for negligence. On November 30, 2018, the plaintiff filed a second amended complaint. The Company filed a motion to dismiss the new complaint on January 15, 2019 requesting that the District Court dismiss the remaining negligence claims. Regardless of the ultimate outcome of the motion to dismiss, the Company does not believe that a purported class action is appropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any particular customer’s margin-deficient account. IB LLC and the related defendants intend to continue to defend themselves vigorously against the case and, consistent with past practice in connection with this type of unwarranted action, any potential claims for counsel fees and expenses incurred in defending the case may be fully pursued against the plaintiff.

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

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three months ended March 31,  2019 and 2018, and total assets as of March 31, 2019 and December 31, 2018:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net revenues
Electronic brokerage	$456	$465
Market making	15	21
Corporate	87	41
Total net revenues	$558	$527
Income before income taxes
Electronic brokerage	$250	$291
Market making	6	9
Corporate	83	40
Total income before income taxes	$339	$340

	March 31,	December 31,
	2019	2018

	(in millions)
Segment assets
Electronic brokerage	$61,764	$58,631
Market making	2,469	2,736
Corporate	(707)	(820)
Total assets	$63,526	$60,547

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company operates its automated global business in the U.S. and international markets on more than 120 electronic exchanges and market centers. A significant portion of the Company’s net revenues are generated by subsidiaries operating outside the U.S. International operations are comprised of electronic brokerage and market making activities in 29 countries in Europe, Asia/Pacific and the Americas (outside the U.S.). The following table presents total net revenues and income before income taxes by geographic area for the three months ended March 31,  2019 and 2018. The geographic analysis presented below is based on the location of the subsidiaries in which the transactions are recorded. This geographic information does not reflect the way the Company’s business is managed.

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net revenues
United States	$461	$420
International	97	107
Total net revenues	$558	$527
Income before income taxes
United States	$313	$294
International	26	46
Total income before income taxes	$339	$340

15.  Regulatory Requirements

As of March 31,  2019, aggregate excess regulatory capital for all of the Operating Companies was $5.9 billion.

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

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$5,078	$446	$4,632
TH LLC	92	-	92
IBKRFS	576	89	487
Other regulated Operating Companies	825	148	677
	$6,571	$683	$5,888

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain Operating Companies are subject to other regulatory restrictions and requirements.

As of March 31,  2019,  all of the regulated Operating Companies were in compliance with their respective regulatory capital requirements.

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

Included in receivables from and payables to customers in the condensed consolidated statements of financial condition as of March 31,  2019 and December 31, 2018 were accounts receivable from directors, officers and their affiliates of $17 million and $13 million, respectively, and payables of $904 million and $918 million, respectively. The Company may extend credit to these related parties in connection with margin and securities loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

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

*****

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes in Item 1,  included elsewhere in this report. In addition to historical information, the following discussion also contains forward‑looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward‑looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10‑K filed with the Securities Exchange Commission (“SEC”) on February 28, 2019 and elsewhere in this report.

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 18.1% of the membership interests of IBG LLC. The remaining approximately 81.9% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder, Chairman and Chief Executive Officer, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of March 31, 2019.

	IBG, Inc.	Holdings	Total
Ownership %	18.1%	81.9%	100.0%
Membership interests	75,101,860	338,691,717	413,793,577

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

Electronic Brokerage. We conduct our electronic brokerage business through certain Interactive Brokers (“IB”) subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on our proprietary technology, IB’s systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account. We offer our customers access to all classes of tradable, primarily exchange‑listed products, including stocks, bonds, options, futures, forex and mutual funds traded on more than 120 exchanges and market centers in 30 countries and in 24 currencies seamlessly around the world. The emerging complexity of multiple market centers has provided us with the opportunity of building and continuously adapting our order routing software to secure excellent execution prices.

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

Portfolio BuilderSM allows our customers to set up an investment strategy based on research and rankings from top research providers and fundamental data. Interactive AdvisorsSM recruits registered financial advisors, vets them, analyzes their investment track records, groups them by their risk profile, and allows retail investors to assign their accounts to be traded by one or more advisors. In addition, our Greenwich ComplianceSM affiliate offers direct expert registration and start-up compliance services, as well as answers to basic day-to-day compliance questions for experienced investors and traders looking to start their own investment advisor firms. Greenwich ComplianceSM professionals have regulatory and industry experience, and they can help investment advisors trading on the IB platform meet their registration and compliance needs.

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

Business Environment

During the first quarter of 2019, U.S. market volatility, as measured by the average Chicago Board Options Exchange Volatility Index (“VIX®”), fell moderately versus the prior year quarter. Over the course of the first quarter 2019, the index declined from an average of 20 in the month of January to under 15 in March. In contrast, during the prior year quarter, the VIX fluctuated significantly between 9 and 37, reflecting greater geopolitical and economic uncertainty and generating dramatically higher trading activity. Equity market indices around the globe were predominantly up in the current quarter, with the S&P 500 index rising 13%, similar to increases in most European and Asian markets. Among our customer base, volatility is strongly correlated with customer trading activity across product types. With positive customer account and asset growth, we would expect our customers’ trading activity to outpace general market volume measures. However, in periods with falling volatility, as occurred in the current quarter, trading activity may not reach the rate of growth in our accounts and client assets.

U.S. interest rates were unchanged in the current quarter, while trends in benchmark rates of other currencies were mixed. While net interest income, compared to recent prior periods, benefitted from the latest U.S. Federal Reserve rate hike in December 2018, stable benchmark interest rates and a relatively flat yield curve limit our opportunities to earn more net interest income on interest-sensitive assets.

Amid a positive equity market environment, customer account growth remained robust, with total customer accounts increasing 21% from the prior year quarter to 623 thousand. Customer equity increased 14% to $147.6 billion as healthy inflows from customers continued, aided by rising securities markets which positively impacted the value of customers’ holdings. Institutional customers, such as hedge funds, mutual funds, introducing brokers, proprietary trading groups and financial advisors, are a growing piece of our business, and comprised approximately 51% of total accounts as of March 31, 2019, versus 49% in the prior year quarter. We continue to attract large customers that seek our superior technology and execution capabilities, high interest rates on cash balances, and low costs, as well as our securities finance services, including margin lending and short sale support.

The following is a summary of the key profit drivers that affect our business and how they compared to the prior year quarter:

Volatility. As stated above, the 3% downward slide in the average U.S. market volatility, as measured by the VIX, declined to 16.7 in the current quarter from 17.2 in the prior year quarter, obscures the intra-quarter highs reached in the prior year quarter. Higher volatility improves our electronic brokerage performance because it generally corresponds to higher trading volumes. In the current quarter, as the VIX decreased, industry trading activity declined, and our customer trading activity fell commensurately.

Global trading volumes. According to industry data, average daily volumes in U.S. exchange‑listed equity‑based options fell by 12%, in U.S. futures by 16%, and in U.S. listed cash equities by 1%, compared to the prior year quarter. As noted above, the first quarter of 2018 showed a significant increase in trading activity with numerous spikes in volatility, compared to the current quarter, which affected industry and Company volumes. It is important to note that while options, futures and U.S. cash equities volumes represent most of our volumes and are readily comparable measures, they reflect only a portion of the global volumes that generate our commission revenues. See tables on pages 43 - 44 of this Quarterly Report on Form 10-Q for additional details regarding our trade volumes, contract and share volumes, and brokerage statistics.

Interest Rates. The U.S. Federal Reserve maintained the target federal funds rate, after a series of hikes in March, June, September and December of 2018. Rates in other currencies were mixed. Our interest rates on customer cash balances and margin loans are based on fixed spreads to benchmark rates. Hence, in a stable rate environment, additional net interest income would be generated from rising customer balances.

In light of a flattening yield curve, we continued to shorten the duration of our U.S. government securities portfolio. The majority of our segregated cash is invested in U.S. government securities and related instruments, so rising rates increased the interest rate we earned on these balances this quarter, versus the prior year quarter. Our margin balances are tied to benchmark rates, so the 2018 U.S. rate increases also enhanced the interest we received this quarter, versus the prior year quarter, on our U.S. dollar customer margin loans. Offsetting this effect, most of the additional interest we earn on our customer cash balances from rising benchmark rates is passed to our customers.

Electronic brokerage net interest income grew 13% in the current quarter, compared to the prior year quarter. Over that time period, average customer credit balances rose 4% due, in part, to an inflow of new accounts, while average customer margin loan balances decreased 13%, primarily due to a market environment in which certain investors chose to take on less risk.

Because we pay among the highest rates in the brokerage industry on qualified customer cash balances, and charge among the lowest rates on margin loans, we attract customers who seek to maximize their yields and minimize their costs. We believe our high yields on qualified cash balances and low rates on margin borrowings are important factors that attract customers to our platform.

Currency fluctuations. As a global electronic broker and market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in proportion to a defined basket of 14 currencies we call the “GLOBAL” to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current quarter the value of the GLOBAL, as measured in U.S. dollars, decreased 0.19% compared to its value as of December 31, 2018, which had a negative impact on our comprehensive earnings for the current quarter.

A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 3  of this Quarterly Report on Form 10‑Q  entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Financial Overview

First Quarter Results: Diluted earnings per share were $0.64 for the quarter ended March 31, 2019 (“current quarter”), compared to diluted earnings per share of $0.63 for the quarter ended March 31, 2018 (“prior year quarter”). The calculation of diluted earnings per share is detailed in Note 4 to the condensed consolidated financial statements, elsewhere in this report.

Diluted earnings per share on comprehensive income were $0.64 for the current quarter, compared to $0.65 for the prior year quarter.

In connection with our currency diversification strategy (i.e., GLOBALs) as of March 31, 2019, approximately 30% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy decreased our comprehensive earnings by $21 million (compared to an increase of $46 million in the prior year quarter), as the U.S. dollar value of the GLOBAL decreased by approximately 0.19%, compared to its value as of December 31,  2018. The effects of our currency diversification strategy are reported as (1) a component of other income in the condensed consolidated statement of comprehensive income and (2) OCI in the condensed consolidated statement of financial condition and the condensed consolidated statement of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Consolidated: For the current quarter, our net revenues were $558 million and income before income taxes was $339 million, compared to net revenues of $527 million and income before income taxes of $340 million in the prior year quarter. The increase in income before income taxes in the current quarter was mainly driven by a $29 million increase in net interest income and a  $55 million increase in other income,  largely offset by a $47 million decrease in commissions revenue and a $40 million increase in bad debt expense. Our pre-tax profit margin was 61%, compared to 65% for the prior year quarter.

Electronic Brokerage: For the current quarter, income before income taxes in our electronic brokerage segment decreased $41 million, or 14%, compared to the prior year quarter, driven by lower commissions revenue and higher customer bad debt expense. Net revenues decreased 2%, mainly from a 21% decrease in commissions, primarily driven by lower options and futures contract and stock share volumes; partially offset by a 13% increase in net interest income, driven by higher Federal Funds rates and higher average customer credit balances, and a  29% increase in other income led by a $5 million net mark-to-market gain on our U.S. government securities portfolio (compared to a $3 million net mark-to-market loss in the prior year quarter), higher net mark-to-market gains on other investments and higher fees earned from our FDIC sweep program. Pre-tax profit margin was 55% for the current quarter and 63% for the prior year quarter. Customer accounts grew 21% and customer equity increased 14% from the prior year quarter. For the current quarter, total DARTs for cleared and execution‑only customers decreased 10% to 848 thousand, compared to 939 thousand for the prior year quarter.

As previously disclosed, over an extended period in 2018, a small number of our brokerage customers had taken relatively large positions in a security listed on a major U.S. exchange. We extended margin loans against the security at a conservatively high collateral requirement. In December 2018, within a very short timeframe, this security lost a substantial amount of its value. The customer accounts were well margined and at December 31, 2018 they had incurred losses but had not fallen into any deficits. During the current quarter, subsequent price declines in the stock have caused these accounts to fall into deficits, despite our efforts to liquidate the customers’ positions. For the current quarter, we recognized an aggregate loss of approximately $42 million. The maximum aggregate loss, which would occur if the security’s price fell to zero and none of the debts were collected, would be approximately $51 million. The ultimate effect of this incident on our results will depend upon market conditions and the outcome of our debt collection efforts.

Market Making: For the current quarter, income before income taxes in our market making segment decreased $3 million, compared to the prior year quarter, to $6 million, primarily due to lower net revenues from the remaining operations.

In the third quarter of 2017, we completed the transfer of our U.S. options market making business to Two Sigma Securities, LLC and by the end of 2017 we had exited the majority of our market making activities outside the U.S. In addition, as a result of discontinuing our options market making activities, we expect that approximately $40 million in annual net expenses will be absorbed by the electronic brokerage segment. As of March 31, 2019, on a prospective basis, approximately 98% of the resources related to the $40 million in annual net expenses have been transferred to the electronic brokerage segment and the majority of the remaining 2% is expected to be transferred during 2019.

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

Corporate: In June 2018 we consummated a strategic investment in Up Fintech Holding Limited (“Tiger Brokers”) by purchasing preferred shares that represented a 7.4% beneficial ownership interest. On March 20, 2019, Tiger Brokers priced its initial public offering (“IPO”) of American Depositary Shares listed on NASDAQ Global Select market and, concurrently with the IPO, we purchased unregistered ordinary shares in Tiger Brokers through a private placement offering which transactions resulted in a beneficial ownership interest of 7.6%. We are bound to a customary lockup agreement preventing any disposition of our investment in Tiger Brokers for a period of 180 days from the date of the IPO. For the quarter ended March 31, 2019, we have recognized a mark-to-market gain of approximately $103 million.

Market making, by its nature, does not produce predictable earnings. Our results in any given period may be materially affected by volumes in the global financial markets, the level of competition and other factors. Electronic brokerage is more predictable, but it is dependent on customer activity, growth in customer accounts and assets, interest rates and other factors. For a further discussion of the factors that may affect our future operating results, please see the description of risk factors in Part I, Item 1A of this Annual Report on Form 10‑K.

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

•Scrutiny of equity and options market makers, hedge funds and soft dollar practices by regulatory and legislative authorities has increased. New legislation or modifications to existing regulations and rules could occur in the future.

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

See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10‑K, filed with the SEC on February 28, 2019, and elsewhere in this report for a discussion of other risks that may affect our financial condition and results of operations.

Trading Volumes and Brokerage Statistics

The following tables present historical trading volumes and brokerage statistics for our business. However, volumes are not the only drivers in our business.

TRADE VOLUMES:

(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2016	64,038		259,932		16,515		340,485		1,354
2017	31,282	(51%)	265,501	2%	14,835	(10%)	311,618	(8%)	1,246
2018	18,663	(40%)	328,099	24%	21,880	47%	368,642	18%	1,478

1Q2018	4,469		89,621		4,695		98,785		1,619
1Q2019	4,342	(3%)	75,935	(15%)	6,669	42%	86,946	(12%)	1,425

4Q2018	4,825		88,806		7,251		100,882		1,627
1Q2019	4,342	(10%)	75,935	(14%)	6,669	(8%)	86,946	(14%)	1,425

CONTRACT AND SHARE VOLUMES:

(in 000’s, except %)

TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2016	572,834		143,287		155,439,227
2017	395,885	(31%)	124,123	(13%)	220,247,921	42%
2018	408,406	3%	151,762	22%	210,257,186	(5%)

1Q2018	115,438		43,449		68,380,398
1Q2019	90,242	(22%)	31,142	(28%)	51,258,862	(25%)

4Q2018	107,417		41,684		44,933,688
1Q2019	90,242	(16%)	31,142	(25%)	51,258,862	14%

MARKET MAKING

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2016	307,377		14,205		13,082,887
2017	102,025	(67%)	5,696	(60%)	7,139,622	(45%)
2018	49,554	(51%)	3,277	(42%)	11,347,811	59%

1Q2018	13,256		935		2,817,831
1Q2019	11,638	(12%)	640	(32%)	2,842,219	1%

4Q2018	12,680		828		3,091,834
1Q2019	11,638	(8%)	640	(23%)	2,842,219	(8%)

(1)	Futures contract volume includes options on futures.

BROKERAGE TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2016	265,457		129,082		142,356,340
2017	293,860	11%	118,427	(8%)	213,108,299	50%
2018	358,852	22%	148,485	25%	198,909,375	(7%)

1Q2018	102,182		42,514		65,562,567
1Q2019	78,604	(23%)	30,502	(28%)	48,416,643	(26%)

4Q2018	94,737		40,856		41,841,854
1Q2019	78,604	(17%)	30,502	(25%)	48,416,643	16%

BROKERAGE CLEARED

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2016	227,413		128,021		138,523,932
2017	253,304	11%	116,858	(9%)	209,435,662	51%
2018	313,795	24%	146,806	26%	194,012,882	(7%)

1Q2018	87,705		41,742		64,494,943
1Q2019	68,237	(22%)	30,246	(28%)	47,082,741	(27%)

4Q2018	83,984		40,463		40,271,369
1Q2019	68,237	(19%)	30,246	(25%)	47,082,741	17%

(1)	Futures contract volume includes options on futures.

BROKERAGE STATISTICS:

(in 000’s, except % and where noted)

Year over Year	1Q2019	1Q2018	% Change
Total Accounts	623	517	21%
Customer Equity (in billions) (1)	$147.6	$129.2	14%

Cleared DARTs	757	876	(14%)
Total Customer DARTs	848	939	(10%)

Cleared Customers (in $'s, except DART per account)
Commission per DART	$3.68	$4.04	(9%)
DART per Avg. Account (Annualized)	311	439	(29%)
Net Revenue per Avg. Account (Annualized)	$2,961	$3,768	(21%)

Consecutive Quarters	1Q2019	4Q2018	% Change
Total Accounts	623	598	4%
Customer Equity (in billions) (1)	$147.6	$128.4	15%

Cleared DARTs	757	856	(12%)
Total Customer DARTs	848	951	(11%)

Cleared Customers (in $'s, except DART per account)
Commission per DART	$3.68	$3.79	(3%)
DART per Avg. Account (Annualized)	311	364	(15%)
Net Revenue per Avg. Account (Annualized)	$2,961	$3,225	(8%)

(1)   Excludes non‑customers.

Results of Operations

The tables in the period comparisons below provide summaries of our consolidated results of operations. The period‑to‑period comparisons below of financial results are not necessarily indicative of future results.

	Three Months Ended March 31,
	2019	2018
	(in millions, except share and per share amounts)
Revenues
Commissions	$173	$220
Interest income	408	311
Trading gains	7	13
Other income	132	77
Total revenues	720	621
Interest expense	162	94
Total net revenues	558	527

Non-interest expenses
Execution, clearing and distribution fees	61	73
Employee compensation and benefits	71	70
Occupancy, depreciation and amortization	14	12
Communications	6	6
General and administrative	24	23
Customer bad debt	43	3
Total non-interest expenses	219	187
Income before income taxes	339	340
Income tax expense	15	21
Net income	324	319
Less net income attributable to noncontrolling interests	275	273
Net income available for common stockholders	$49	$46

Earnings per share
Basic	$0.65	$0.64
Diluted	$0.64	$0.63

Weighted average common shares outstanding
Basic	75,101,062	71,475,950
Diluted	75,977,511	72,512,462

Comprehensive income
Net income available for common stockholders	$49	$46
Other comprehensive income
Cumulative translation adjustment, before income taxes	(1)	1
Income taxes related to items of other comprehensive income	-	-
Other comprehensive income (loss), net of tax	(1)	1
Comprehensive income available for common stockholders	$48	$47

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$275	$273
Other comprehensive income - cumulative translation adjustment	(1)	7
Comprehensive income attributable to noncontrolling interests	$274	$280

Three Months Ended March 31, 2019 (“current quarter”) compared to the Three Months Ended March 31, 2018 (“prior year quarter”)

Net Revenues

Total net revenues, for the current quarter, increased $31 million, or 6%, compared to the prior year quarter, to $558 million. The increase in net revenues was primarily due to higher other income and net interest income, partially offset by lower commissions.

Commissions

Commissions, for the current quarter, decreased $47 million, or 21%, compared to the prior year quarter, to $173 million, driven by lower customer trading volumes in options, futures and stocks. Total customer options and futures contract and stock share volumes decreased 23%, 28% and 26%, respectively, compared to the prior year quarter. The decline in trade volumes across all product types reflected lower volatility in the current quarter as compared to the prior year quarter and our decision to limit the trading of micro-cap stocks (e.g., public companies with a market capitalization of approximately $50 million to $300 million). Total DARTs for cleared and execution-only customers, for the current quarter, decreased 10% to 848 thousand, compared to 939 thousand for the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current quarter, decreased 14% to 757 thousand, compared to 876 thousand for the prior year quarter. Average commission per DART for cleared customers, for the current quarter, decreased 9% to $3.68, compared to $4.04 for the prior year quarter, reflecting smaller average order sizes in stocks, options and foreign exchange and slightly higher in futures.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current quarter, increased $29 million, or 13%, compared to the prior year quarter, to $246 million. The increase in net interest income was driven by higher average customer credit balances and higher benchmark interest rates.

Net interest income on customer balances, for the current quarter, increased $24 million, compared to the prior year quarter, driven by a $2.0 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, and a 97% increase in the average Federal Funds effective rate to 2.40%, partially offset by a $3.8 billion decrease in average customer margin loans. As a result of the increases in the Federal Funds effective rate, interest expense on customer credit balances denominated in U.S. dollars increased from the prior year quarter, in part, as we passed along more interest to our customers. In addition, we introduced a new benefit to customers, effective January 1, 2019, which pays a proportionate amount of interest on cash balances in accounts with less than $100 thousand in equity. The increase in benchmark rates also drove higher interest income earned on the investment of customer segregated cash and on margin lending to customers.

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

In the current quarter, average securities borrowed increased 25%, to $3.8 billion and average securities loaned decreased 13%, to $3.8 billion, compared to the prior year quarter. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers and in our market making business. During the current quarter, net interest earned from securities lending transactions decreased $7 million, or 12%, compared to the prior year quarter, as there were fewer hard-to-borrow securities that investors were selling short. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

Yields are generally a reflection of benchmark interest rates in each currency in which the Company and its customers hold cash balances. Because a substantial portion of customer cash and margin loans are denominated in currencies other than the U.S. dollar, changes in U.S. benchmark interest rates do not impact the total amount of segregated cash and securities, customer margin loans and customer credit balances. Furthermore, because interest is paid only on eligible cash credit balances (i.e., securities accounts with balances over a threshold amount, which varies by currency) changes in benchmark interest rates are not passed through to the total amount of customer credit balances. Finally, the Company’s policies with respect to currencies with negative interest rates impact the yields on segregated cash and customer credit balances as effective interest rates in those currencies fluctuate.

Generally, as benchmark interest rates rise, a larger portion of the interest earned on securities lending transactions is reported as net interest income on “Segregated cash and securities, net” instead of “Securities borrowed and loaned, net” because interest earned on cash collateral held in specially designated bank accounts for the benefit of customers, in accordance with the U.S. customer protection rules, increases.

The following table presents net interest income information corresponding to interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018

	(in millions)
Average interest-earning assets
Segregated cash and securities	$25,621	$20,989
Customer margin loans	25,660	29,428
Securities borrowed	3,779	3,019
Other interest-earning assets	5,049	3,943
FDIC sweeps [1]	1,839	781
	$61,948	$58,160

Average interest-bearing liabilities
Customer credit balances	$49,875	$47,865
Securities loaned	3,779	4,341
	$53,654	$52,206

Net Interest income
Segregated cash and securities, net [2]	$136	$71
Customer margin loans [3]	174	139
Securities borrowed and loaned, net [4]	52	59
Customer credit balances, net 3/4	(137)	(61)
Other net interest income 1/2/5	30	14
Net interest income	$255	$222

Net interest margin ("NIM")	1.67%	1.55%

Annualized Yields
Segregated cash and securities	2.15%	1.37%
Customer margin loans	2.75%	1.92%
Customer credit balances	1.11%	0.52%

(1)

Represents the average amount of customer cash swept into FDIC-insured banks as part of our Insured Bank Deposit Sweep Program. This item is not recorded in the Company's condensed consolidated statements of financial condition. Income derived from program deposits is reported in other net interest income in the table above.

(2)

During the quarter ended September 30, 2018, we reclassified certain components of net interest income related to investments in U.S. Treasury notes and reverse repurchase agreements and as such, prior period amounts have been adjusted to conform to the current period presentation. For the quarter ended March 31, 2018, $3 million has been reclassified from net interest income on “Segregated cash and securities, net” to “Other net interest income, net”.

(3)

Interest income and interest expense on customer margin loans and customer credit balances, respectively, are calculated on daily cash balances within each customer’s account on a net basis, which may result in an offset of balances across multiple account segments (e.g., between securities and commodities segments).

(4)

During the quarter ended December 31, 2018, we reclassified components of net interest income related to interest paid on short sale proceeds and as such, prior period amounts have been adjusted to conform to the current period presentation. For the quarter ended March 31, 2018, ($12) million has been reclassified from net interest income on “Securities borrowed and loaned, net” to “Customer credit balances, net”.

(5)	Includes income from financial instruments which has the same characteristics as interest, but is reported in other income in the Company’s condensed consolidated statements of comprehensive income.

Trading Gains

Trading gains, for the current quarter, decreased $6 million, or 46%, compared to the prior year quarter, to $7 million, on the remaining market making operations. Our market making operations executed 4.3 million trades compared to 4.5 million trades executed in the prior year quarter. In addition, market making options and futures contract volumes decreased 12% and 32%, respectively, while stock share volumes increased 1%, compared to the prior year quarter.

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

Other Income

Other income, for the current quarter, increased $55 million, or 71%, compared to the prior year quarter, to $132 million. Other income from core items remained unchanged, compared to the prior year quarter, at $34 million, mainly driven by a $2 million increase in FDIC sweep fee income, $1 million increases in each of market data fee income and account activity fee income, offset by a  $4 million decrease in risk exposure fee income. Other income from non-core items increased $55 million, or 128%, to $98 million, mainly driven by a $103 million mark-to-market gain on our investment in Tiger Brokers, as discussed in Financial Overview section, and a $5 million net mark-to-market gain on our U.S. government securities portfolio in the current quarter, compared to a $3 million net mark-to-market loss in the prior year quarter; partially offset by a $57 million decrease in gains from our currency diversification strategy (a loss of $19 million for the current quarter, compared to a gain of $38 million in the prior year quarter). A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Non‑Interest Expenses

Non-interest expenses, for the current quarter, increased $32 million, or 17%, compared to the prior year quarter, to $219 million, mainly due to a $40 million increase in customer bad debt expense; a $2 million increase in occupancy expenses; a $1 million increase in employee compensation and benefits; and a $1 million increase in general and administrative expenses; partially offset by a $12 million decrease in execution, clearing and distribution fees. As a percentage of total net revenues, non-interest expenses were 39% for the current quarter and 35% for the prior year quarter.

Execution, Clearing and Distribution Fees

Execution, clearing and distribution fees, for the current quarter, decreased $12 million, or 16%, compared to the prior year quarter, to $61 million, driven by lower trade volumes, as customer options and futures contract and stock share volumes decreased 23%, 28% and 26%, respectively, compared to the prior year quarter.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current quarter, increased $1 million, or 1%, compared to the prior year quarter, to $71 million, associated with a 16% increase in the average number of employees to 1,436, for the current quarter, compared to 1,240 for the prior year quarter. Within the operating business segments, we continued to add staff in customer service, software development and network engineering to support electronic brokerage; and, to this end, we continue to build up our operations in India. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 13% for both the current quarter and the prior year quarter.

Occupancy, Depreciation and Amortization

Occupancy, depreciation and amortization expenses, for the current quarter, increased $2 million, or 17%, compared to the prior year quarter, to $14 million, mainly due to higher office rent and related expenses as we expand our physical space for both offices and data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 3% for the current quarter and 2% for the prior year quarter.

Communications

Communications expenses, for the current quarter, remained unchanged, compared to the prior year quarter, at $6 million. As a percentage of total net revenues, communications expenses were 1% for both the current quarter and the prior year quarter.

General and Administrative

General and administrative expenses, for the current quarter, increased $1 million, or 4%, compared to the prior year quarter, to $24 million, mainly due to higher professional services fees and expenses related to legal and regulatory matters. As a percentage of total net revenues, general and administrative expenses were 4% for both the current quarter and the prior year quarter.

Customer Bad Debt

Customer bad debt expense, for the current quarter, increased $40 million, compared to the prior year quarter, to $43 million, due to margin lending losses,  as described in the Financial Overview section.

Income Tax Expense

Income tax expense, for the current quarter, decreased $6 million, or 29%, to $15 million, compared to the prior year quarter, primarily due to lower income taxes at our foreign subsidiaries.

The following table presents information about our income tax expense for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018

	(in millions, except %)
Consolidated
Consolidated income before income taxes	$339	$340
IBG, Inc. stand-alone income before income taxes	-	-
Operating Companies income before income taxes	$339	$340

Operating Companies
Income before income taxes	$339	$340
Income tax expense	3	10
Net income available to members	$336	$330

IBG, Inc.
Average ownership percentage in IBG LLC	18.1%	17.4%
Net income available to IBG, Inc. from Operating Companies	$61	$57
IBG, Inc. stand-alone income before income taxes	-	-
Income before income taxes	61	57
Income tax expense	12	11
Net income available to common stockholders	$49	$46

Consolidated income tax expense
Income tax expense attributable to Operating Companies	$3	$10
Income tax expense attributable IBG, Inc.	12	11
Consolidated income tax expense	$15	$21

Operating Results

Income before income taxes, for the current quarter, decreased $1 million, to $339 million, compared to the prior year quarter. Pretax profit margin was 61% for the current quarter and 65% for the prior year quarter.

Comparing our operating results for the current quarter to the prior year quarter, excluding the effects of our currency diversification strategy, the net mark-to-market gains and losses from our U.S. government securities portfolio, the mark-to-market gain from our investment in Tiger Brokers, and the bad debt expense described above,  net revenues were $468 million, down 5%; non-interest expenses were $177 million, down 5%; income before income taxes was $291 million, down 5%; and pre-tax profit margin was unchanged at 62% for both the current quarter and the prior year quarter.

Business Segments

The following table sets forth the net revenues, non-interest expenses and income before income taxes for our business segments:

		Three Months Ended March 31,
		2019	2018

		(in millions)
Electronic Brokerage	Net revenues	$456	$465
	Non-interest expenses	206	174
	Income before income taxes	$250	$291

	Pre-tax profit margin	55%	63%

Market Making	Net revenues	$15	$21
	Non-interest expenses	9	12
	Income before income taxes	$6	$9

	Pre-tax profit margin	40%	43%

Corporate(1)	Net revenues	$87	$41
	Non-interest expenses	4	1
	Income before income taxes	$83	$40

Total	Net revenues	$558	$527
	Non-interest expenses	219	187
	Income before income taxes	$339	$340

	Pre-tax profit margin	61%	65%

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

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months Ended March 31,
	2019	2018

	(in millions)
Revenues
Commissions	$173	$220
Interest income	410	306
Other income	45	35
Total revenues	628	561
Interest expense	172	96
Total net revenues	456	465

Non-interest expenses
Execution, clearing and distribution fees	58	68
Employee compensation and benefits	35	33
Occupancy, depreciation and amortization	5	5
Communications	4	4
General and administrative	61	61
Customer bad debt	43	3
Total non-interest expenses	206	174

Income before income taxes	$250	$291

Three Months Ended March 31, 2019 (“current quarter”) compared to the Three Months Ended March 31, 2018 (“prior year quarter”)

Electronic brokerage total net revenues, for the current quarter, decreased $9 million, or 2%, compared to the prior year quarter, to $456 million, due to lower commissions, partially offset by higher net interest income and other income.

Commissions, for the current quarter, decreased $47 million, or 21%, compared to the prior year quarter, to $173 million, driven by lower customer trading volumes in options, futures, and stocks. Total customer options and futures contract and stock share volumes decreased 23%, 28% and 26%, respectively, compared to the prior year quarter. The decline in trade volumes across all product types reflected lower volatility in the current quarter as compared to the prior year quarter and our decision to limit the trading of micro-cap stocks. Total DARTs for cleared and execution-only customers, for the current quarter, decreased 10% to 848 thousand, compared to 939 thousand for the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current quarter, decreased 14% to 757 thousand, compared to 876 thousand for the prior year quarter. Average commission per DART for cleared customers, for the current quarter, decreased 9% to $3.68, compared to $4.04 for the prior year quarter, reflecting smaller average order sizes in stocks, options and foreign exchange, and slightly higher in futures.

Net interest income, for the current quarter, increased $28 million, or 13%, compared to the prior year quarter, to $238 million, driven by a $2.0 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, and a 97% increase in the average Federal Funds effective rate to 2.40%, partially offset by a $3.8 billion decrease in average customer margin loans. As a result of the increases in the Federal Funds effective rate, interest expense on customer credit balances denominated in U.S. dollars increased from the prior year quarter, in part, as we passed along more interest to our customers. In addition, we introduced a new benefit to customers, effective January 1, 2019, which pays a proportionate amount of interest on cash balances in accounts with less than $100 thousand in equity. The increase in benchmark rates also drove higher interest income earned on the investment of customer segregated cash and on margin lending to customers.

Other income, for the current quarter, increased $10 million, or 29%, compared to the prior year quarter, to $45 million, mainly driven by a $5 million net mark-to-market gain on our U.S. government securities portfolio in the current quarter compared to a $3 million net mark-to-market loss in the prior year quarter, a $2 million increase in net gains from other investments, a $2 million increase in FDIC sweep fee income, a $2 million increase in account activity fee income and a $1 million increase in market data fee income, partially offset by a $4 million decrease in risk exposure fee income, compared to the prior year quarter.

Non-interest expenses, for the current quarter, increased $32 million, or 18%, compared to the prior year quarter, to $206 million driven by a $40 million increase in customer bad debt expense due to margin lending losses, as described in the Financial Overview section. Also, within non-interest expenses, execution, clearing and distribution fees decreased $10 million, or 15%, driven by lower customer trading volumes in options, futures and stocks, which decreased 23%, 28% and 26%, respectively, compared to the prior year quarter. A  13% increase in the average number of employees in the electronic brokerage segment led to increased employee compensation and benefits expenses of $2 million, or 6%. As a percentage of total net revenues, non-interest expenses were 45% for the current quarter and 37% for the prior year quarter.

Income before income taxes, for the current quarter, decreased $41 million, or 14%, compared to the prior year quarter, to $250 million. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 55% for the current quarter and 63% for the prior year quarter.

Comparing electronic brokerage operating results for the current quarter to the prior year quarter: excluding the net mark-to-market gains and losses from our U.S. government securities portfolio and the customer bad debt expense described above, net revenues were $451 million, down 4%; income before income taxes was $287 million, down 2%; and pre-tax profit margin increased to 64% for the current quarter from 63% for the prior year quarter.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months Ended March 31,
	2019	2018

	(in millions)
Revenues
Trading gains	$7	$13
Interest income	11	14
Other income	1	2
Total revenues	19	29
Interest expense	4	8
Total net revenues	15	21

Non-interest expenses
Execution, clearing and distribution fees	3	5
Employee compensation and benefits	3	3
Occupancy, depreciation and amortization	-	-
Communications	-	-
General and administrative	3	4
Total non-interest expenses	9	12

Income before income taxes	$6	$9

Three Months Ended March 31, 2019 (“current quarter”) compared to the Three Months Ended March 31, 2018 (“prior year quarter”)

Market making total net revenues, for the current quarter, decreased $6 million, or 29%, compared to the prior year quarter, to $15 million, due to lower trading gains and other income.

Trading gains, for the current quarter, decreased $6 million, or 46%, compared to the prior year quarter, to $7 million, on the remaining market making operations. Our market making operations executed 4.3 million trades compared to 4.5 million trades executed in the prior year quarter. In addition, market making options and futures contract volumes decreased 12% and 32%, respectively, while stock share volumes increased 1%, compared to the prior year quarter.

Net interest income, for the current quarter, increased $1 million, or 17%, compared to the prior year quarter, to $7 million.

Other income, for the current quarter, decreased $1 million, or 50%, compared to the prior year quarter, to $1 million, mainly due to lower recovery of costs related to the sale of our U.S. options market making operations to Two Sigma Securities, LLC.

Non-interest expenses, for the current quarter, decreased $3 million, or 25%, compared to the prior year quarter, to $9 million. Within non-interest expenses, execution, clearing and distribution fees decreased $2 million, or 40%, on lower trading volumes in options and futures. General and administrative expenses decreased $1 million, or 25%, compared to the prior year quarter as we continue to wind down our options market making operations. As a percentage of total net revenues, non-interest expenses were 60% for the current quarter and 57% for the prior year quarter. Income before income taxes, for the current quarter, decreased $3 million, compared to the prior year quarter, to $6 million.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consists of investments of customer funds, collateralized receivables arising from customer‑related and proprietary securities transactions, and exchange‑listed marketable securities, which are marked‑to‑market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed and, to a lesser extent, securities purchased under agreements to resell, and receivables from clearing houses for settlement of securities transactions. As of March 31, 2019, total assets were $63.5 billion of which approximately $62.8 billion, or 98.9%, were considered liquid.

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

Liability balances, as of March 31, 2019, in connection with securities loaned and payables to customers were higher than their respective average monthly balances during the current quarter and our short-term borrowings were lower than the average monthly balance during the current quarter.

Cash and cash equivalents held by our non‑U.S. operating companies as of March 31, 2019 were $816 million ($769 million as of December 31, 2018). These funds are primarily intended to finance each individual operating company’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. As of March 31, 2019, we had no intention to repatriate further amounts from non‑U.S. operating companies. With the enactment of the Tax Cuts and Jobs Act, we recognized a liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries. As a result, in the event dividends were to be paid to the Company in the future by a non‑U.S. operating company, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 11% to $7.4 billion as of March 31, 2019 from $6.7 billion as of March 31, 2018. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net cash provided by operating activities	$603	$1,201
Net cash used in investing activities	(42)	(8)
Net cash used in financing activities	(70)	(64)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2)	8
Increase in cash, cash equivalents, and restricted cash	$489	$1,137

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

Three Months Ended March 31,  2019: Our cash, cash equivalents and restricted cash (i.e., cash and cash equivalents that are subject to withdrawal or usage restrictions) increased by $489 million to $10.6 billion for the three months ended March 31, 2019. We raised $603 million in net cash from operating activities. We used net cash of $112 million in our investing and financing activities, primarily for distributions to noncontrolling interests and dividends paid to our common stockholders. Investing activities mainly consisted of purchases of other investments and property, equipment and intangible assets.

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

As of March 31, 2019, aggregate excess regulatory capital for all of the operating companies was $5.9 billion, and all of the operating companies were in compliance with their respective regulatory capital requirements.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$5,078	$446	$4,632
TH LLC	92	-	92
IBKRFS	576	89	487
Other regulated Operating Companies	825	148	677
	$6,571	$683	$5,888

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were approximately $26 million and $8 million for the three months ended March 31, 2019 and 2018, respectively. In the future, we plan to meet capital expenditure needs with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

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

Investments in U.S. Government Securities

We invest in U.S. government securities for the purpose of satisfying U.S. regulatory requirements. As a broker-dealer, unlike banks, we are required to mark these investments to market even though we intend to hold them to maturity. Sudden changes in interest rates will cause mark-to-market gains or losses on these securities, which are reversed if we hold them to maturity, as currently intended. The impact of changes in interest rates is further described in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Strategic Investments and Acquisitions

We regularly evaluate potential strategic investments and acquisitions. We hold strategic investments in electronic trading exchanges including BOX Options Exchange, LLC and OneChicago LLC. In addition, in June 2018, we consummated a strategic investment in Tiger Brokers, an online stock brokerage established for Chinese retail and institutional clients. On March 20, 2019, Tiger Brokers priced its initial public offering (“IPO”) of American Depositary Shares listed on NASDAQ Global Select market and, concurrently with the IPO, we purchased unregistered ordinary shares in Tiger Brokers through a private placement offering which transactions resulted in a beneficial ownership interest of 7.6%.

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own.

As of March 31, 2019, there were no other definitive agreements with respect to any material acquisition.

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

Earnings per Share

Earnings per share (“EPS”) are computed in accordance with FASB ASC Topic 260, “Earnings per Share.” Basic EPS is computed by dividing the net income available for common stockholders by the weighted average number of shares outstanding for that period. Diluted EPS is calculated by dividing the net income available for common stockholders by the diluted weighted average shares outstanding for that period. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of shares of common stock estimated to be distributed in the future under our stock-based compensation plans, with no adjustments to net income available for common stockholders for potentially dilutive common shares.

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

As of March 31, 2019, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period. As of March 31, 2019 and December 31, 2018, reserves provided for potential losses related to litigation matters were not material.

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

Recently Issued Accounting Pronouncements

Following is a summary of recently issued FASB Accounting Standards Updates (“ASUs”) that may affect our condensed consolidated financial statements:

	Affects	Status

ASU 2016-13	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.	Effective for fiscal years beginning after December 15, 2019.
ASU 2017-04	Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.	Effective for fiscal years beginning after December 15, 2019.
ASU 2018-13	Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.	Effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods.
ASU 2018-15	Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.	Effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods.

Adoption of the ASUs that became effective during 2018 and 2019 prior to the issuance of the Company’s condensed consolidated financial statements, had no material effect on these financial statements, except as described in the notes to these financial statements.

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

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL decreased from $ 0.985 to $ 0.965, or 2.04%, as of March 31, 2019 compared to March 31, 2018. As of March 31, 2019, approximately 30% of our equity was denominated in currencies other than the U.S. dollar.

The table below shows a comparison of the U.S. dollar equivalent of the GLOBAL as of March 31, 2019 and 2018.

		As of 3/31/2018				As of 3/31/2019
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.68	1.0000	0.680	69.0%	$4,627	1.0000	0.680	70.4%	$5,231	1.4%
EUR	0.09	1.2324	0.111	11.3%	755	1.1220	0.101	10.5%	777	-0.8%
JPY	4.41	0.0094	0.041	4.2%	282	0.0090	0.040	4.1%	306	-0.1%
GBP	0.02	1.4018	0.028	2.8%	191	1.3035	0.026	2.7%	201	-0.1%
HKD	0.14	0.1274	0.018	1.8%	121	0.1274	0.018	1.8%	137	0.0%
INR	1.10	0.0154	0.017	1.7%	115	0.0145	0.016	1.6%	122	-0.1%
CHF	0.02	1.0481	0.021	2.1%	143	1.0047	0.020	2.1%	155	0.0%
CAD	0.02	0.7755	0.016	1.6%	106	0.7491	0.015	1.6%	115	0.0%
CNH	0.10	0.1597	0.016	1.6%	109	0.1487	0.015	1.5%	115	-0.1%
AUD	0.02	0.7682	0.015	1.6%	104	0.7097	0.014	1.5%	109	-0.1%
MXN	0.17	0.0551	0.009	0.9%	64	0.0515	0.009	0.9%	67	0.0%
SEK	0.05	0.1199	0.006	0.6%	41	0.1076	0.005	0.6%	41	-0.1%
NOK	0.03	0.1274	0.004	0.4%	26	0.1159	0.003	0.4%	27	0.0%
DKK	0.02	0.1653	0.003	0.3%	22	0.1503	0.003	0.3%	23	0.0%
			0.985	100.0%	$6,706		0.965	100.0%	$7,426	0.0%

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

Interest Rate Risk

We had no variable‑rate debt outstanding as of March 31, 2019.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies, on cash balances above $10 thousand (or equivalent) in securities accounts. In a normal rate environment, we typically invest a portion of these funds in U.S. government securities with maturities of up to two years. If interest rates were to increase rapidly and substantially, our net interest income would not increase proportionally with the interest rates for the portion of the funds invested in the U.S. government securities with fixed yields. In addition, the mark-to-market changes in the value of these fixed rate securities will be reflected in other income, instead of net interest income. Based on customer balances and investments outstanding as of March 31, 2019, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $13 million over the first year and $20 million on an annualized basis, assuming the full effect of reinvestment at higher rates. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Based on customer balances and investments outstanding as of March 31, 2019, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $13 million over the first year and $20 million on an annualized basis, assuming the full effect of reinvestment at lower rates.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off‑balance‑sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of March 31, 2019, we had $25.9 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real‑time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

The VaR calculation simulates the performance of the portfolio based on several years of daily price changes of the underlying assets and determines the VaR as the calculated loss that occurs at the 99th percentile.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on February 28,  2019 except as updated by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 in Note 13 to the unaudited condensed consolidated financial statements.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in under Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 28, 2019.

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

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Condensed Consolidated Financial Statements tagged in detail levels 1‑4.

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

Date: May 9, 2019