Form 10-Q
period 2019-06-30
Interactive Brokers Group, Inc.
filed 2019-08-08
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Title of each class	Trading Symbol	Name of the exchange on which registered
Common Stock, par value $.01 per share	IBKR	The Investors Exchange LLC

As of August 7, 2019, 76,748,411 shares of the issuer’s Class A common stock, par value $0.01 per share, and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, were outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

i

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	June 30,	December 31,
(in millions, except share amounts)	2019	2018
Assets
Cash and cash equivalents	$3,162	$2,597
Cash - segregated for regulatory purposes	8,819	7,503
Securities - segregated for regulatory purposes	20,273	15,595
Securities borrowed	4,028	3,331
Securities purchased under agreements to resell	1,302	1,242
Financial instruments owned, at fair value:
Financial instruments owned	971	1,931
Financial instruments owned and pledged as collateral	221	188
Total financial instruments owned, at fair value	1,192	2,119
Receivables
Customers, less allowance for doubtful accounts of $89 and $42 as of June 30, 2019 and December 31, 2018	25,904	27,017
Brokers, dealers and clearing organizations	685	706
Interest	181	141
Total receivables	26,770	27,864
Other assets	488	296
Total assets	$66,034	$60,547
Liabilities and equity
Short-term borrowings	$15	$17
Securities loaned	4,101	4,037
Financial instruments sold, but not yet purchased, at fair value	357	681
Payables
Customers	53,054	47,993
Brokers, dealers and clearing organizations	385	298
Affiliate	171	171
Accounts payable, accrued expenses and other liabilities	282	153
Interest	49	41
Total payables	53,941	48,656
Total liabilities	58,414	53,391
Commitments, contingencies and guarantees (see Note 13)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 76,856,784 and 75,230,400 shares, Outstanding – 76,727,336 and 75,100,952 shares as of June 30, 2019 and December 31, 2018	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of June 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	927	898
Retained earnings	456	390
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of June 30, 2019 and December 31, 2018	(1)	(4)
Treasury stock, at cost, 129,448 and 129,448 shares as of June 30, 2019 and December 31, 2018	(3)	(3)
Total stockholders’ equity	1,380	1,282
Noncontrolling interests	6,240	5,874
Total equity	7,620	7,156
Total liabilities and equity	$66,034	$60,547

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share or per share amounts)	2019	2018	2019	2018
Revenues
Commissions	$178	$185	$351	$405
Interest income	432	333	840	644
Trading gains	6	12	13	25
Other income (loss)	(30)	23	102	100
Total revenues	586	553	1,306	1,174
Interest expense	173	108	335	202
Total net revenues	413	445	971	972
Non-interest expenses
Execution, clearing and distribution fees	63	66	124	139
Employee compensation and benefits	75	68	146	138
Occupancy, depreciation and amortization	14	11	28	23
Communications	6	7	12	13
General and administrative	26	22	50	45
Customer bad debt	4	—	47	3
Total non-interest expenses	188	174	407	361
Income before income taxes	225	271	564	611
Income tax expense	15	13	30	34
Net income	210	258	534	577
Less net income attributable to noncontrolling interests	178	217	453	490
Net income available for common stockholders	$32	$41	$81	$87

Earnings per share
Basic	$0.43	$0.57	$1.08	$1.21
Diluted	$0.43	$0.57	$1.07	$1.20
Weighted average common shares outstanding
Basic	75,868,349	72,476,729	75,486,825	71,979,104
Diluted	76,594,934	73,329,496	76,288,342	72,923,744

Comprehensive income
Net income available for common stockholders	$32	$41	$81	$87
Other comprehensive income
Cumulative translation adjustment, before income taxes	4	(14)	3	(13)
Income taxes related to items of other comprehensive income	—	(1)	—	(1)
Other comprehensive income (loss), net of tax	4	(13)	3	(12)
Comprehensive income available for common stockholders	$36	$28	$84	$75

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$178	$217	$453	$490
Other comprehensive income - cumulative translation adjustment	12	(65)	11	(58)
Comprehensive income attributable to noncontrolling interests	$190	$152	$464	$432

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in millions)	2019	2018
Cash flows from operating activities
Net income	$534	$577
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	12	11
Depreciation and amortization	14	12
Amortization of right-of-use assets	10	—
Employee stock plan compensation	30	29
Unrealized (gain) loss on other investments, net	(32)	(2)
Bad debt expense	47	3
Impairment loss	1	1
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	(4,678)	317
Securities borrowed	(697)	(631)
Securities purchased under agreements to resell	(60)	1,502
Financial instruments owned, at fair value	939	1,068
Receivables from customers	1,066	848
Other receivables	(19)	(312)
Other assets	(145)	(14)
Securities loaned	64	(353)
Securities sold under agreement to repurchase	—	(1,316)
Financial instruments sold, but not yet purchased, at fair value	(324)	(137)
Payable to customers	5,061	691
Other payables	222	(162)
Net cash provided by operating activities	2,045	2,132
Cash flows from investing activities
Purchases of other investments	(19)	(21)
Distributions received and proceeds from sales of other investments	2	—
Purchase of property, equipment and intangible assets	(45)	(15)
Net cash used in investing activities	(62)	(36)
Cash flows from financing activities
Short-term borrowings, net	(2)	178
Dividends paid to stockholders	(15)	(14)
Distributions from IBG LLC to noncontrolling interests	(98)	(250)
Repurchases of common stock for employee tax withholdings under stock incentive plans	(27)	(45)
Proceeds from the sale of treasury stock	26	40
Payments made under the Tax Receivable Agreement	—	(28)
Net cash used in financing activities	(116)	(119)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	14	(70)
Net increase in cash, cash equivalents, and restricted cash	1,881	1,907
Cash, cash equivalents, and restricted cash at beginning of period	10,100	8,279
Cash, cash equivalents, and restricted cash at end of period	$11,981	$10,186
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	3,162	2,500
Cash segregated for regulatory purposes	8,819	7,686
Cash, cash equivalents, and restricted cash at end of period	$11,981	$10,186
Supplemental disclosures of cash flow information
Cash paid for interest	$327	$195
Cash paid for taxes, net	$27	$26
Cash paid for amounts included in lease liabilities	$10	$—
Non-cash financing activities
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$24	$28
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(24)	$(28)

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Six Months Ended June 30, 2019

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2019	75,230,400	$1	$898	$(3)	$390	$(4)	$1,282	$5,874	$7,156
Common stock distributed pursuant to stock incentive plans	905						—		—
Compensation for stock grants vesting in the future			3				3	13	16
Dividends paid to stockholders					(8)		(8)		(8)
Distributions from IBG LLC to noncontrolling interests							—	(60)	(60)
Comprehensive income					49	(1)	48	274	322
Balance, March 31, 2019	75,231,305	$1	$901	$(3)	$431	$(5)	$1,325	$6,101	$7,426
Common stock distributed pursuant to stock incentive plans	1,625,479						—		—
Compensation for stock grants vesting in the future			2				2	12	14
Repurchases of common stock for employee tax withholdings under stock incentive plans				(27)			(27)		(27)
Sales of treasury stock				27			27	(1)	26
Dividends paid to stockholders					(7)		(7)		(7)
Distributions from IBG LLC to noncontrolling interests							—	(38)	(38)
Adjustments for changes in proportionate ownership in IBG LLC			24				24	(24)	—
Comprehensive income					32	4	36	190	226
Balance, June 30, 2019	76,856,784	$1	$927	$(3)	$456	$(1)	$1,380	$6,240	$7,620

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Six Months Ended June 30, 2018

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2018	71,609,049	$1	$832	$(3)	$251	$9	$1,090	$5,343	$6,433
Common stock distributed pursuant to stock incentive plans	1,532						—		—
Compensation for stock grants vesting in the future			2				2	12	14
Dividends paid to stockholders					(7)		(7)		(7)
Distributions from IBG LLC to noncontrolling interests							—	(61)	(61)
Comprehensive income					46	1	47	280	327
Balance, March 31, 2018	71,610,581	$1	$834	$(3)	$290	$10	$1,132	$5,574	$6,706
Common stock distributed pursuant to stock incentive plans	2,063,810						—		—
Compensation for stock grants vesting in the future			3				3	12	15
Repurchases of common stock for employee tax withholdings under stock incentive plans				(45)			(45)		(45)
Sales of treasury stock				45	(1)		44	(4)	40
Dividends paid to stockholders					(7)		(7)		(7)
Distributions from IBG LLC to noncontrolling interests							—	(189)	(189)
Adjustments for changes in proportionate ownership in IBG LLC			28				28	(28)	—
Comprehensive income					41	(13)	28	152	180
Balance, June 30, 2018	73,674,391	$1	$865	$(3)	$323	$(3)	$1,183	$5,517	$6,700

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.   Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 18.5% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker specializing in executing and clearing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 125 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Switzerland, India, China (Hong Kong and Shanghai), Japan, and Australia. As of June 30, 2019, the Company had 1,519 employees worldwide.

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

During the six months ended June 30, 2019 and 2018, the Company did not incur any additional restructuring costs.

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

Cash and Securities - Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which have been promulgated to protect customer assets. Securities segregated for regulatory purposes consisted of U.S. government securities of $3.8 billion and $4.2 billion as of June 30, 2019 and December 31, 2018, respectively, and securities purchased under agreements to resell in the amount of $16.5 billion and $11.4 billion as of June 30, 2019 and December 31, 2018, respectively, which amounts approximate fair value. Restricted cash represents cash and cash equivalents that are subject to withdrawal or usage restrictions. Cash segregated for regulatory purposes meets the definition of restricted cash and is included in “cash, cash equivalents and restricted cash” in the condensed consolidated statements of cash flows.

Securities Borrowed and Securities Loaned

Securities borrowed and securities loaned are recorded at the amount of the cash collateral advanced or received. Securities borrowed transactions require the Company to provide counterparties with collateral, which may be in the form of cash, letters of credit or other securities. With respect to securities loaned, the Company receives collateral, which may be in the form of cash or other securities in an amount generally in excess of the fair value of the securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as permitted contractually. The Company’s policy is to net, in the condensed consolidated statements of financial condition, securities borrowed and securities loaned entered into with the same counterparty that meet the offsetting requirements prescribed in FASB ASC Topic 210-20, “Balance Sheet – Offsetting” (“ASC Topic 210-20”).

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell and securities sold under agreements to repurchase, which are reported as collateralized financing transactions, are recorded at contract value, which approximates fair value. To ensure that the fair value of the underlying collateral remains sufficient, the collateral is valued daily with additional collateral obtained or excess collateral returned, as permitted under contractual provisions. The Company’s policy is to net, in the condensed consolidated statements of financial condition, securities purchased under agreements to resell transactions and securities sold under agreements to repurchase transactions entered into with the same counterparty that meet the offsetting requirements prescribed in ASC Topic 210-20.

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

Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of the Company’s initial investment and are adjusted each period for the Company’s share of the investee’s income or loss. The Company’s share of the income or losses from equity method investments is included in other income in the condensed consolidated statements of comprehensive income. The recorded amounts of the Company’s equity method investments of $22 million and $23 million as of June 30, 2019 and December 31, 2018, respectively, which are included in other assets in the condensed consolidated statements of financial condition, increase or decrease accordingly. Contributions paid to and distributions received from equity method investees are recorded as additions or reductions, respectively, to the respective investment balance.

Investments in equity securities that do not qualify for equity method accounting and do not have readily determinable fair values are recorded at historical cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The recorded amounts of the Company’s investments in such equity securities of $5 million and $25 million as of June 30, 2019 and December 31, 2018, respectively, are included in other assets in the condensed consolidated statements of financial condition. Investments in equity securities that do not qualify for equity method accounting and have readily determinable fair values are recorded at fair value. The recorded amount of the Company’s investment in such equity securities of $56 million as of June 30, 2019 is included in other assets in the condensed consolidated statements of financial condition. The Company did not have any such investments as of December 31, 2018. Dividends received from these

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

investments are included in other income in the condensed consolidated statements of comprehensive income when such dividends are received.

The Company also holds exchange memberships and investments in equity securities of certain exchanges, as required to qualify as a clearing member. Such investments of $4 million and $5 million as of June 30, 2019 and December 31, 2018, respectively, are recorded at cost less impairment, and are included in other assets in the condensed consolidated statements of financial condition. Dividends received from these investments are included in other income in the condensed consolidated statements of comprehensive income when such dividends are received.

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

Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation and amortization are computed using the straight-line method. Equipment is depreciated over the estimated useful lives of the assets, while leasehold improvements are amortized over the lesser of the estimated economic useful life of the asset or the term of the lease. Computer equipment is depreciated over three to five years and office furniture and equipment are depreciated over five to seven years. Intangible assets with a finite life are amortized on a straight-line basis over their estimated useful lives of three years, and tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. Qualifying costs for internally developed software are capitalized and amortized over the expected useful life of the developed software, not to exceed three years. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the condensed consolidated statements of financial condition and any resulting gain or loss is recorded in other income in the condensed consolidated statements of comprehensive income. Fully depreciated (or amortized) assets are retired periodically throughout the year.

Leases

On January 1, 2019, the Company adopted FASB ASC Topic 842, “Leases,” (“ASC Topic 842”) which requires that a lessee recognize in the statement of financial condition a lease liability and a corresponding right-of-use asset, including for those leases that the Company currently classifies as operating leases. The right-of-use asset and the lease liability were initially measured using the present value of the remaining lease payments. ASC Topic 842 was implemented using a modified retrospective approach which resulted in no cumulative-effect adjustment in the opening balance of retained earnings as of January 1, 2019. As a result, the condensed consolidated statement of financial condition prior to January 1, 2019 was not restated and continues to be reported under FASB ASC Topic 840, “Leases,” (“ASC Topic 840”), which did not require the recognition of a right-of-use asset or lease liability for operating leases. As permitted under ASC Topic 842, the Company adopted the following practical expedients: (1) not to reassess whether an expired or non-lease contract that commenced before January 1, 2019 contained an embedded lease, (2) not to reassess the classification of existing leases, (3) not to determine whether initial direct costs related to existing leases should be capitalized under ASC Topic 842, and (4) not to separate lease and non-lease components.

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

Trading Gains

Trading gains and losses are recorded on trade date and are reported on a net basis. Trading gains and losses are comprised of changes in the fair value of financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value (i.e., unrealized gains and losses) and realized gains and losses related to the Company’s market making business segment. Included in trading gains are net gains and losses on stocks, options, futures, foreign exchange and other derivative instruments. Dividends are integral to the valuation of stocks. Accordingly, dividend income and expense attributable to financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value, held for market making purposes, are reported on a net basis in trading gains in the condensed consolidated statements of comprehensive income.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Recently Issued Accounting Pronouncements

Following is a summary of recently issued FASB Accounting Standards Updates (“ASUs”) that may affect the Company’s condensed consolidated financial statements:

	Affects	Status

ASU 2016-13	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.	Effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods.
ASU 2017-04	Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.	Effective for fiscal years beginning after December 15, 2019.
ASU 2018-13	Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.	Effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods.
ASU 2018-15	Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.	Effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods.
ASU 2019-04	Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.	Effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods.
ASU 2019-05	Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief.	Effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods.

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

•defined risk management policies and procedures supported by a rigorous analytic framework; and

•articulated risk tolerance levels as defined by executive management that are regularly reviewed to ensure that the Company’s risk-taking is consistent with its business strategy, its capital structure, and current and anticipated market conditions.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s credit risk is limited as contracts entered into are settled directly at securities and commodities clearing houses or are settled through member firms and banks with substantial financial and operational resources. Over-the-counter transactions, such as securities lending and contracts for differences (“CFDs”), are marked to market daily and are conducted with counterparties that have undergone a thorough credit review. The Company seeks to control the risks associated with its customer margin activities by requiring customers to maintain collateral in compliance with regulatory and internal guidelines.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of June 30, 2019, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.   Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of June 30, 2019.

	IBG, Inc.	Holdings	Total
Ownership %	18.5%	81.5%	100.0%
Membership interests	76,727,339	338,691,717	415,419,056

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

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of June 30, 2019 and December 31, 2018, 1,000,000,000 shares of Class A common stock were authorized, of which 76,856,784 and 75,230,400 shares have been issued; and 76,727,336 and 75,100,952 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of June 30, 2019 and December 31, 2018, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares were issued or outstanding as of June 30, 2019 and December 31, 2018, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of June 30, 2019 and December 31, 2018, the unamortized balance of these deferred tax assets was $129 million and $140 million, respectively.

IBG, Inc. also entered into an agreement (the “Tax Receivable Agreement”) with Holdings to pay Holdings (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of tax basis increases. These payables to Holdings are reported as payable to affiliate in the Company’s condensed consolidated statements of financial condition. The remaining 15% is accounted for as a permanent increase to additional paid-in capital in the Company’s condensed consolidated statements of financial condition.

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid-in capital arising from stock offerings from the date of the IPO through June 30, 2019 were $501 million, $426 million, and $75 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $159 million through June 30, 2019 pursuant to the terms of the Tax Receivable Agreement.

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

As a consequence of these redemption transactions, and distribution of shares to employees (see Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 18.5%, with Holdings owning the remaining 81.5% as of June 30, 2019. The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 89.6% as of June 30, 2019.

On July 26, 2019, the Company filed a Prospectus Supplement on Form 424B5 (File Number 333-219552) with the SEC to issue 21,075, shares of common stock in exchange for an equivalent number of shares of member interests in IBG LLC. This issuance of shares slightly increased the Company’s ownership in IBG LLC.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except share or per share amounts)
Basic earnings per share
Net income available for common stockholders	$32	$41	$81	$87
Weighted average shares of common stock outstanding
Class A	75,868,249	72,476,629	75,486,725	71,979,004
Class B	100	100	100	100
	75,868,349	72,476,729	75,486,825	71,979,104
Basic earnings per share	$0.43	$0.57	$1.08	$1.21

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except share or per share amounts)
Diluted earnings per share
Net income available for common stockholders	$32	$41	$81	$87
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	75,868,249	72,476,629	75,486,725	71,979,004
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	726,585	852,767	801,517	944,640
Class B	100	100	100	100
	76,594,934	73,329,496	76,288,342	72,923,744
Diluted earnings per share	$0.43	$0.57	$1.07	$1.20

Member Distributions and Stockholder Dividends

During the six months ended June 30, 2019, IBG LLC made distributions totaling $119 million, to its members, of which IBG, Inc.’s proportionate share was $21 million. In March and June 2019, the Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $8 million and $7 million, respectively.

On July 16, 2019, the Company declared a cash dividend of $0.10 per common share, payable on September 13, 2019 to stockholders of record as of August 30, 2019.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5.   Comprehensive Income

The following table presents comprehensive income and earnings per share on comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$36	$28	$84	$75

Earnings per share on comprehensive income
Basic	$0.47	$0.39	$1.11	$1.05
Diluted	$0.46	$0.39	$1.10	$1.03
Weighted average common shares outstanding
Basic	75,868,349	72,476,729	75,486,825	71,979,104
Diluted	76,594,934	73,329,496	76,288,342	72,923,744

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

6.   Financial Assets and Financial Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy (see Note 2), financial assets and liabilities, measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018. As required by ASC Topic 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the respective fair value measurement.

	Financial Assets at Fair Value as of June 30, 2019

	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$3,756	$—	$—	$3,756
Financial instruments owned, at fair value
Stocks	512	—	—	512
Options	592	—	—	592
Warrants	—	—	—	—
U.S. and foreign government securities	80	—	—	80
Corporate bonds	—	—	3	3
Currency forward contracts	—	5	—	5
Total financial instruments owned, at fair value	1,184	5	3	1,192

Other assets - other investments at fair value	56	—	—	56
Total financial assets at fair value	$4,996	$5	$3	$5,004

	Financial Liabilities at Fair Value as of June 30, 2019
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$314	$—	$—	$314
Options	40	—	—	40
Currency forward contracts	—	3	—	3
Total financial instruments sold, but not yet purchased, at fair value	354	3	—	357
Total financial liabilities at fair value	$354	$3	$—	$357

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Assets at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$4,213	$—	$—	$4,213
Financial instruments owned, at fair value
Stocks	494	—	—	494
Options	1,479	—	—	1,479
Warrants	1	—	—	1
U.S. and foreign government securities	113	—	—	113
Corporate and municipal bonds	—	1	3	4
Currency forward contracts	—	28	—	28
Total financial instruments owned, at fair value	2,087	29	3	2,119
Total financial assets at fair value	$6,300	$29	$3	$6,332

	Financial Liabilities at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$273	$—	$—	$273
Options	404	—	—	404
Currency forward contracts	—	4	—	4
Total financial instruments sold, but not yet purchased, at fair value	677	4	—	681
Total financial liabilities at fair value	$677	$4	$—	$681

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

Level 3 Financial Assets and Financial Liabilities

The Company’s Level 3 financial assets are comprised of delisted and illiquid securities reported within financial instruments owned, at fair value in the condensed consolidated statements of financial condition. As of June 30, 2019, Level 3 financial assets included $3 million in corporate bonds, which were not traded in active markets and were valued by the Company based on internal estimates.

During the six months ended June 30, 2019 and 2018, no transfers occurred between levels for financial assets and liabilities, at fair value.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Trading Gains from Market Making Transactions

Trading gains and losses from market making transactions reported in the condensed consolidated statements of comprehensive income, by major product type, are comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Equities	$6	$12	$13	$25
Foreign exchange	—	—	—	—
Total trading gains, net	$6	$12	$13	$25

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

Financial Assets and Liabilities Not Measured at Fair Value

The following tables represent the carrying value, fair value, and fair value hierarchy category of certain financial assets and liabilities that are not recorded at fair value in the Company's condensed consolidated statements of financial condition. The following table excludes certain financial instruments such as equity investments and all non-financial assets and liabilities:

	June 30, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$3,162	$3,162	$3,162	$—	$—
Cash - segregated for regulatory purposes	8,819	8,819	8,819	—	—
Securities - segregated for regulatory purposes	16,517	16,517	—	16,517	—
Securities borrowed	4,028	4,028	—	4,028	—
Securities purchased under agreements to resell	1,302	1,302	—	1,302	—
Receivables from customer	25,904	25,904	—	25,904	—
Receivables from broker, dealers, and clearing organizations	685	685	—	685	—
Interest receivable	181	181	—	181	—
Other assets	9	10	—	5	5
Total financial assets, not measured at fair value	$60,607	$60,608	$11,981	$48,622	$5

Financial liabilities, not measured at fair value
Short-term borrowings	$15	$15	$—	$15	$—
Securities loaned	4,101	4,101	—	4,101	—
Payables to customer	53,054	53,054	—	53,054	—
Payables to brokers, dealers and clearing organizations	385	385	—	385	—
Interest payable	49	49	—	49	—
Total financial liabilities, not measured at fair value	$57,604	$57,604	$—	$57,604	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$2,597	$2,597	$2,597	$—	$—
Cash - segregated for regulatory purposes	7,503	7,503	7,503	—	—
Securities - segregated for regulatory purposes	11,382	11,382	—	11,382	—
Securities borrowed	3,331	3,331	—	3,331	—
Securities purchased under agreements to resell	1,242	1,242	—	1,242	—
Receivables from customer	27,017	27,017	—	27,017	—
Receivables from broker, dealers, and clearing organizations	706	706	—	706	—
Interest receivable	141	141	—	141	—
Other assets	5	6	—	6	—
Total financial assets, not measured at fair value	$53,924	$53,925	$10,100	$43,825	$—

Financial liabilities, not measured at fair value
Short-term borrowings	$17	$17	$—	$17	$—
Securities loaned	4,037	4,037	—	4,037	—
Payables to customer	47,993	47,993	—	47,993	—
Payables to brokers, dealers and clearing organizations	298	298	—	298	—
Interest payable	41	41	—	41	—
Total financial liabilities, not measured at fair value	$52,386	$52,386	$—	$52,386	$—

Netting of Financial Assets and Financial Liabilities

The Company’s policy is to net securities borrowed and securities loaned, and securities purchased under agreements to resell and securities sold under agreements to repurchase that meet the offsetting requirements prescribed in ASC Topic 210-20. In the tables below, the amounts of financial instruments that are not offset in the condensed consolidated statements of financial condition, but could be netted against cash or financial instruments with specific counterparties under master netting agreements, according to the terms of the agreements, including clearing houses (exchange traded options, warrants and discount certificates) or over the counter currency forward contract counterparties, are presented to provide financial statement readers with the Company’s net payable or receivable with counterparties for these financial instruments.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables set forth the netting of financial assets and of financial liabilities as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$16,517 [1]	$—		$16,517	$(16,517)	$—
Securities borrowed	4,028	—		4,028	(3,873)	155
Securities purchased under agreements to resell	1,302	—		1,302	(1,302)	—
Financial instruments owned, at fair value
Options	592	—		592	(35)	557
Warrants	—	—		—	—	—
Currency forward contracts	5	—		5	—	5
Total	$22,444	$—		$22,444	$(21,727)	$717

	(in millions)
Offsetting of financial liabilities
Securities loaned	$4,101	$—	$4,101	$(3,884)	$217
Financial instruments sold, but not yet purchased, at fair value
Options	40	—	40	(35)	5
Currency forward contracts	3	—	3	—	3
Total	$4,144	$—	$4,144	$(3,919)	$225

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2018
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$11,382 [1]	$—		$11,382	$(11,382)	$—
Securities borrowed	3,331	—		3,331	(3,199)	132
Securities purchased under agreements to resell	1,242	—		1,242	(1,242)	—
Financial instruments owned, at fair value
Options	1,479	—		1,479	(398)	1,081
Warrants	1	—		1	—	1
Currency forward contracts	28	—		28	—	28
Total	$17,463	$—		$17,463	$(16,221)	$1,242

	(in millions)
Offsetting of financial liabilities
Securities loaned	$4,037	$—	$4,037	$(3,838)	$199
Financial instruments sold, but not yet purchased, at fair value
Options	404	—	404	(398)	6
Currency forward contracts	4	—	4	—	4
Total	$4,445	$—	$4,445	$(4,236)	$209

(1)As of June 30, 2019 and December 31, 2018, the Company had $16.5 billion and $11.4 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

(2)The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 at June 30, 2019 and December 31, 2018.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The following tables present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities loaned
Stocks	$4,032	$—	$—	$—	$4,032
Corporate bonds	66	—	—	—	66
Foreign government securities	3	—	—	—	3
Total securities loaned	$4,101	$—	$—	$—	$4,101

	December 31, 2018
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities loaned
Stocks	$3,970	$—	$—	$—	$3,970
Corporate bonds	65	—	—	—	65
Foreign government securities	2	—	—	—	2
Total securities loaned	$4,037	$—	$—	$—	$4,037

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of June 30, 2019 and December 31, 2018, approximately $25.9 billion and $27.0 billion, respectively, of customer margin loans were outstanding.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the amounts related to collateralized transactions as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)
Securities lending transactions	$29,414	$4,059	$21,412	$3,284
Securities purchased under agreements to resell transactions (1)	17,886	17,049	12,672	11,881
Customer margin assets	26,384	10,112	25,778	6,616
	$73,684	$31,220	$59,862	$21,781

(1)As of June 30, 2019, $16.5 billion or 97% (as of December 31, 2018, $11.4 billion or 96%) of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of June 30, 2019 and December 31, 2018, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

Financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, as of June 30, 2019 and December 31, 2018 are presented in the following table:

	June 30,	December 31,
	2019	2018

	(in millions)
Stocks	$144	$121
U.S. and foreign government securities	77	67
	$221	$188

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Nature of Services

The Company’s services under contracts with customers are mainly related to its electronic brokerage business. The Company’s main sources of revenues from contracts with customers are as follows:

-Commissions are charged to customers for order execution services and trade clearing and settlement services. These services represent a single performance obligation as the services are not separately identifiable in the context of the contract. The Company recognizes revenue at a point in time at the execution of the order (i.e., trade date). Commissions are generally collected from cleared customers on trade date and from non-cleared customers monthly.

-Market data fees are charged to customers for market data services to which they subscribe, that are delivered by the Company. The Company recognizes revenue monthly as the performance obligation is satisfied over time by continually providing market data for the period. Market data fees are collected monthly, generally in advance.

-Risk exposure fees are charged to customers who carry positions with market risk that exceeds defined thresholds. The Company recognizes revenue daily as the performance obligation is satisfied at a point in time by the Company taking on additional risk of account liquidation and potential losses due to insufficient margin. Risk exposure fees are collected daily.

-Payments for order flow are earned from various options exchanges based upon options trading volume originated by the Company that meets certain criteria. The Company recognizes revenue daily as the performance obligation is satisfied at a point in time on customer orders that qualify for payments subject to exchange-mandated programs. Payments for order flow are collected monthly, in arrears.

-Minimum activity fees are charged to customers that do not generate the required minimum monthly commission. The Company recognizes revenue monthly as the performance obligation is satisfied at a point in time by servicing customer accounts that do not generate the required minimum monthly commissions. Minimum activity fees are collected monthly, in arrears.

The Company’s electronic brokerage business also earns revenues from other services, including order cancelation or modification fees, position transfer fees, telecommunications fees, withdrawal fees, and bank sweep program fees, among others.

Disaggregation of Revenue

The following table sets forth revenue from contracts with customers by business segment, geographic location, and major types of services for the three months and six months ended June 30, 2019 and 2018, as follows:

	Three Months Ended June 30, 2019
	Electronic Brokerage	Market Making	Corporate	Total

	(in millions)
Geographic location [1]
United States	$153	$—	$1	$154
International	59	—	—	59
	$212	$—	$1	$213

Major types of services
Commissions	$178	$—	$—	$178
Market data fees [2]	11	—	—	11
Risk exposure fees [2]	5	—	—	5
Payments for order flow [2]	6	—	—	6
Minimum activity fees [2]	6	—	—	6
Other [2]	6	—	1	7
	$212	$—	$1	$213

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2019
	Electronic Brokerage	Market Making	Corporate	Total

	(in millions)
Geographic location [1]
United States	$300	$1	$1	$302
International	119	—	—	119
	$419	$1	$1	$421

Major types of services
Commissions	$351	$—	$—	$351
Market data fees [2]	23	—	—	23
Risk exposure fees [2]	9	—	—	9
Payments for order flow [2]	11	—	—	11
Minimum activity fees [2]	13	—	—	13
Other [2]	12	1	1	14
	$419	$1	$1	$421

	Three Months Ended June 30, 2018
	Electronic Brokerage	Market Making	Corporate	Total

	(in millions)
Geographic location [1]
United States	$157	$1	$1	$159
International	62	—	—	62
	$219	$1	$1	$221

Major types of services
Commissions	$185	$—	$—	$185
Market data fees [2]	11	—	—	11
Risk exposure fees [2]	7	—	—	7
Payments for order flow [2]	5	—	—	5
Minimum activity fees [2]	5	—	—	5
Other [2]	6	1	1	8
	$219	$1	$1	$221

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2018
	Electronic Brokerage	Market Making	Corporate	Total

	(in millions)
Geographic location [1]
United States	$339	$3	$1	$343
International	134	—	—	134
	$473	$3	$1	$477

Major types of services
Commissions	$405	$—	$—	$405
Market data fees [2]	22	—	—	22
Risk exposure fees [2]	15	—	—	15
Payments for order flow [2]	10	—	—	10
Minimum activity fees [2]	10	—	—	10
Other [2]	11	3	1	15
	$473	$3	$1	$477

(1)Based on the location of the subsidiaries in which the revenues are recorded.

(2)Included in other income on the condensed consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $10 million and $9 million, as of June 30, 2019 and December 31, 2018, respectively, are reported in other assets in the condensed consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized prior to the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in other assets in the condensed consolidated statements of financial condition. As of June 30, 2019 and December 31, 2018, contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. As of June 30, 2019 and December 31, 2018, contract liability balances were not material.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

9.  Other Income

The components of other income for the three months and six months ended June 30, 2019 and 2018 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Market data fees[1]	$11	$11	$23	$22
Risk exposure fees[1]	5	7	9	15
Payments for order flow[1]	6	5	11	10
Minimum activity fees[1]	6	5	13	10
Other brokerage related fees	6	5	12	10
Gains (losses) on financial instruments, at fair value and other investments, net	(60)	9	56	11
Gains (losses) from currency diversification strategy, net	(6)	(21)	(25)	17
Other, net	2	2	3	5
	$(30)	$23	$102	$100

(1)See Note 8 for description of these revenues.

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

10.  Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based Operating Companies who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in employee compensation and benefits expenses in the condensed consolidated statements of comprehensive income were $2 million of plan contributions for each of the six months ended June 30, 2019 and 2018.

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

(1)Stock Incentive Plan number of granted restricted stock units related to 2018 was adjusted by 640 additional restricted stock units during the six months ended June 30, 2019.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, no vested awards remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $30 million and $29 million for the six months ended June 30, 2019 and 2018, respectively. Estimated future compensation costs for unvested awards, net of credits for cancelled awards, as of June 30, 2019 are $31 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the Stock Incentive Plan activity from December 31, 2018 through June 30, 2019:

	Stock
	Incentive Plan
	Units
Balance, December 31, 2018	5,472,706	[1]
Granted	—
Cancelled	(8,904)
Distributed	(1,626,384)
Balance, June 30, 2019	3,837,418

(1)Stock Incentive Plan number of granted restricted stock units related to 2018 was adjusted by 640 additional restricted stock units during the six months ended June 30, 2019.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company. Through June 30, 2019, a total of 976,879 restricted stock units have been distributed under these post-employment provisions. These distributions are included in the table above.

11.  Income Taxes

Income tax expense for the six months ended June 30, 2019 and 2018 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual members. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

As of and for the six months ended June 30, 2019 and 2018, the Company had no unrecognized tax and no valuation allowances on deferred tax assets were required. The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of June 30, 2019, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2010, and to non-U.S. income tax examinations for tax years prior to 2008.

As of June 30, 2019, accumulated earnings held by non-U.S. subsidiaries totaled $1.2 billion ($1.1 billion as of December 31, 2018). Of this amount, approximately $0.2 billion ($0.2 billion as of December 31, 2018) is attributable to earnings of the Company’s foreign subsidiaries that are considered “pass-through” entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for U.S. tax purposes and when they are remitted. With respect to certain of these subsidiaries’ accumulated earnings, approximately $0.2 billion and $0.2 billion as of June 30, 2019 and December 31, 2018, respectively, repatriation would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution. The Company has not provided for its proportionate share of these additional foreign taxes as it does not intend to repatriate these earnings in the foreseeable future. For the same reason, the Company has not provided deferred U.S. tax on cumulative translation adjustments associated with these earnings.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

12.  Leases

All of the Company’s leases are classified as operating leases and primarily consist of real estate leases for corporate offices, data centers, and other facilities. As of June 30, 2019, the weighted-average remaining lease term on these leases is approximately nine years and the weighted-average discount rate used to measure the lease liabilities is approximately 4.05%. For the six months ended June 30, 2019, right-of-use assets obtained under operating leases were $137 million. The Company’s lease agreements do not contain any residual value guarantees, restrictions or covenants.

The following table presents balances reported in the condensed consolidated statements of financial condition related to the Company’s leases:

As of June 30, 2019
(in millions)
Right-of-use assets[1]	$127
Lease liabilities[1]	$129

(1)Right-of-use assets are included in other assets and lease liabilities are included in accounts payable, accrued expenses and other liabilities in the Company’s condensed consolidated statements of financial condition.

The following table presents balances reported in the condensed consolidated statements of comprehensive income related to the Company’s leases:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(in millions)
Operating lease cost	$6	$12
Variable lease cost	1	2
Total lease cost	$7	$14

The following table reconciles the undiscounted cash flows of the Company’s leases as of June 30, 2019 to the present value of its operating lease payments:

June 30, 2019
(in millions)
2019 (remaining)	$10
2020	19
2021	16
2022	16
2023	15
2024	13
Thereafter	69
Total undiscounted operating lease payments	158
Less: imputed interest	(29)
Present value of operating lease liabilities	$129

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s minimum annual lease commitments as of December 31, 2018, in accordance with ASC Topic 840, were as follows:

December 31, 2018
Year	(in millions)
2019	$18
2020	19
2021	16
2022	16
2023	15
Thereafter	83
$167

13.  Commitments, Contingencies and Guarantees

Claims Against Customers

Over an extended period in 2018, a small number of the Company’s brokerage customers had taken relatively large positions in a security listed on a major U.S. exchange. The Company extended margin loans against the security at a conservatively high collateral requirement. In December 2018, within a very short timeframe, this security lost a substantial amount of its value. During the quarter ended March 31, 2019, subsequent price declines in the stock have caused these accounts to fall into deficits, despite the Company’s efforts to liquidate the customers’ positions. For the six months ended June 30, 2019, the Company has recognized a net aggregate loss of approximately $42 million. The maximum aggregate loss, which would occur if the security’s price fell to zero and none of the debts were collected, would be approximately $51 million. The Company is currently evaluating pursuing the collection of the debts, although debt collection efforts are inherently difficult and uncertain. The ultimate effect of this incident on the Company’s results will depend upon market conditions and the outcome of the Company’s debt collection efforts.

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of June 30, 2019 and 2018, reserves provided for potential losses related to litigation matters were not material.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On February 13, 2019, the United States Court of Appeals for the Federal Circuit issued opinions in the appeals on four patents from the CBM Review determinations. The Federal Circuit vacated the CBM Review determinations of invalidity for these four patents, concluding that these patents were not eligible for CBM Review. The Federal Circuit denied the Company’s request for rehearing on one of the four patents. On February 26, 2019, the District Court ordered that the stay be lifted with respect to the four patents that are the subject of the Federal Circuit decision vacating the CBM Review determinations and scheduled trial for February 2020. On April 18, 2019, the Federal Circuit issued opinions in the appeals on an additional three patents from the CBM Review determinations. The Federal Circuit affirmed the CBM Review determinations of invalidity for these three patents. On April 30, 2019, the Federal Circuit issued an opinion in the appeal on an additional patent from the CBM Review determinations. The Federal Circuit affirmed the CBM Review determination of invalidity for the patent. On May 21, 2019, the Federal Circuit issued opinions on an additional three patents from the CBM Review determinations. The Federal Circuit affirmed the CBM review determinations of invalidity for these three patents. On July 1, 2019, the Federal Circuit issued an opinion in the appeal on an additional patent from the CBM Review determination. The Federal Circuit affirmed the CBM Review determination of invalidity for the patent.

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

Regulatory Matters

The Company is currently providing information to the Financial Industry Regulatory Authority (“FINRA”), the SEC, the Commodities and Futures Trading Commission (“CFTC”) and the United States Department of Justice focused on anti-money laundering and Bank Secrecy Act practices. The Company periodically reviews these practices to make them more robust and to keep pace with changing regulatory standards, and the Company has been enhancing and augmenting its procedures and personnel in these areas over the past several years. While the outcome of the examinations and inquiries currently in progress cannot be predicted, the Company does not believe that they are likely to have a materially adverse effect on its results of operations.

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

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three months and six months ended June 30, 2019 and 2018, and total assets as of June 30, 2019 and December 31, 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net revenues
Electronic brokerage	$473	$443	$929	$908
Market making	20	22	35	43
Corporate	(80)	(20)	7	21
Total net revenues	$413	$445	$971	$972
Income before income taxes
Electronic brokerage	$302	$283	$552	$574
Market making	11	9	17	18
Corporate	(88)	(21)	(5)	19
Total income before income taxes	$225	$271	$564	$611

	June 30,	December 31,
	2019	2018

	(in millions)
Segment assets
Electronic brokerage	$64,217	$58,631
Market making	2,656	2,736
Corporate	(839)	(820)
Total assets	$66,034	$60,547

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company operates its automated global business in the U.S. and international markets on more than 125 electronic exchanges and market centers. A significant portion of the Company’s net revenues are generated by subsidiaries operating outside the U.S. International operations are comprised of electronic brokerage and market making activities in 30 countries in Europe, Asia/Pacific and the Americas (outside the U.S.). The following table presents total net revenues and income before income taxes by geographic area for the three months and six months ended June 30, 2019 and 2018. The geographic analysis presented below is based on the location of the subsidiaries in which the transactions are recorded. This geographic information does not reflect the way the Company’s business is managed.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net revenues
United States	$310	$345	$771	$765
International	103	100	200	207
Total net revenues	$413	$445	$971	$972
Income before income taxes
United States	$182	$231	$495	$525
International	43	40	69	86
Total income before income taxes	$225	$271	$564	$611

15.  Regulatory Requirements

As of June 30, 2019, aggregate excess regulatory capital for all of the Operating Companies was $6.3 billion.

IB LLC, TH LLC and IB Corp are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act, IB LLC is also subject to the CFTC’s minimum financial requirements (Regulation 1.17), and IBKRFS is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement. IBA is subject to the Australian Securities Exchange liquid capital requirement, THC and IBC are subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, IBUK is subject to the U.K. Financial Conduct Authority Capital Requirements Directive, IBHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, IBI is subject to the National Stock Exchange of India net capital requirements and IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements. The following table summarizes capital, capital requirements and excess regulatory capital:

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$5,432	$423	$5,009
TH LLC	51	—	51
IBKRFS	586	91	495
Other regulated Operating Companies	859	129	730
	$6,928	$643	$6,285

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain Operating Companies are subject to other regulatory restrictions and requirements.

As of June 30, 2019, all of the regulated Operating Companies were in compliance with their respective regulatory capital requirements.

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

Included in receivables from and payables to customers in the condensed consolidated statements of financial condition as of June 30, 2019 and December 31, 2018 were accounts receivable from directors, officers and their affiliates of $16 million and $13 million, respectively, and payables of $771 million and $918 million, respectively. The Company may extend credit to these related parties in connection with margin and securities loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

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

*****

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes in Item 1, included elsewhere in this report. In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) on February 28, 2019 and elsewhere in this report.

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 18.5% of the membership interests of IBG LLC. The remaining approximately 81.5% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned directly and indirectly by our founder, Chairman and Chief Executive Officer, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of June 30, 2019.

	IBG, Inc.	Holdings	Total
Ownership %	18.5%	81.5%	100.0%
Membership interests	76,727,339	338,691,717	415,419,056

We are an automated global electronic broker and market maker (although, we have substantially exited our options market making business - see Note 2 - Discontinued Operations and Costs Associated with Exit or Disposal Activities to the condensed consolidated financial statements elsewhere in this report). We custody and service accounts for hedge and mutual funds, registered investment advisers, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders and executing and processing trades in securities, futures and foreign exchange instruments on more than 125 electronic exchanges and market centers around the world. Since our inception in 1977, we have focused on developing proprietary software to automate broker-dealer functions. The proliferation of electronic exchanges over nearly the last three decades has provided us with the opportunity to integrate our software with an increasing number of exchanges and market centers into one automatically functioning, computerized platform that requires minimal human intervention.

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

Electronic Brokerage. We conduct our electronic brokerage business through certain Interactive Brokers (“IB”) subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on our proprietary technology, IB’s systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies, from a single trading account. We offer our customers access to all classes of tradable, primarily exchange-listed products, including stocks, bonds, options, futures, forex and mutual funds traded on more than 125 exchanges and market centers in 31 countries and in 24 currencies seamlessly around the world. The emerging complexity of multiple market centers has provided us with the opportunity of building and continuously adapting our order routing software to secure excellent execution prices.

Our customer base is diverse with respect to geography and segments. Currently, approximately 69% of our customers reside outside the U.S. in over 200 countries and territories, and over 50% of new customers come from outside the U.S. Approximately 65% of our customers’ equity is in institutional accounts such as hedge funds, financial advisors, proprietary trading desks and introducing brokers. Specialized products and services that we have developed are successfully attracting these accounts. For example, we offer prime brokerage services, including capital introduction and securities lending to hedge funds; our model portfolio technology and automated share allocation and rebalancing tools are particularly attractive to financial advisors; and our trading platform and low pricing attract introducing brokers.

We provide a host of analytical and business tools such as Investors’ MarketplaceSM, the first electronic meeting place that brings together individual investors, financial advisors, money managers, fund managers, research analysts, technology providers, business developers and administrators, allowing them to interact to form connections and conduct business. EmployeeTrackSM is widely used by compliance officers of financial institutions to streamline the process of tracking their employees’ brokerage activities. The

Probability Lab® allows our customers to analyze option strategies under various market assumptions. Risk NavigatorSM is a real-time market risk management platform that allows our customers to measure risk exposure across multiple asset classes around the globe. Portfolio BuilderSM allows our customers to set up an investment strategy based on research and rankings from top research providers and fundamental data. Interactive AdvisorsSM recruits registered financial advisors, vets them, analyzes their investment track records, groups them by their risk profile, and allows retail investors to assign their accounts to be traded by one or more advisors. In addition, our Greenwich ComplianceSM affiliate offers direct expert registration and start-up compliance services, as well as answers to basic day-to-day compliance questions for experienced investors and traders looking to start their own investment advisor firms. Greenwich ComplianceSM professionals have regulatory and industry experience, and they can help investment advisors trading on the IB platform meet their registration and compliance needs.

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

Business Environment

During the second quarter of 2019, U.S. market volatility, as measured by the average Chicago Board Options Exchange Volatility Index (“VIX®”), fell modestly versus the prior year quarter. The index generally exhibited a downward trend over the course of the quarter, which typically is reflected in lower trading volumes. In contrast, during the prior year quarter, the VIX fluctuated over a wider range, reflecting greater geopolitical and economic uncertainty and generating higher trading activity. Among our customer base, volatility is strongly correlated with customer trading activity across product types. With positive customer account and asset growth, we would expect our customers’ trading activity to outpace general market volume measures. However, in periods with falling volatility, as occurred in the current quarter, trading activity may not achieve the rate of growth in our accounts and client assets.

U.S. overnight interest rates were unchanged in the current quarter. The forward yield curve was flat to inverted during the quarter, which limits somewhat our opportunities to earn more net interest income on interest-sensitive assets. Net interest income continued to benefit from the U.S. Federal Reserve rate hikes that occurred in the second half of 2018.

Equity market indices around the globe were predominantly up in the current quarter, with the S&P 500 index rising 8% year on year, though decreases occurred in several European and Asian markets. Amid a positive equity market environment, customer account growth remained robust, with total customer accounts increasing 19% from the prior year quarter to 645 thousand. Customer equity increased 14% to $153.1 billion as healthy inflows from customers continued, aided by generally rising securities markets, which positively impacted the value of customers’ holdings. Institutional customers, such as hedge funds, mutual funds, introducing brokers, proprietary trading groups and financial advisors, are a growing piece of our business, and comprised approximately 51% of total accounts as of June 30, 2019, versus 50% in the prior year quarter. We continue to attract large customers that seek our superior technology and execution capabilities, high interest rates on cash balances, and low costs, as well as our securities finance services, including margin lending and short sale support.

The following is a summary of the key profit drivers that affect our business and how they compared to the prior year quarter:

Volatility. Average U.S. market volatility, as measured by the VIX, declined 2% versus the prior year quarter. Higher volatility improves our electronic brokerage performance because it generally corresponds to higher trading volumes; and, likewise, lower volatility generally corresponds to lower trading volumes.

Global trading volumes. According to industry data, average daily volumes in U.S. exchange-listed equity-based options fell by 2% and in U.S. listed cash equities by 1%, while U.S. futures increased by 14% compared to the prior year quarter. As noted above, the second quarter of 2019 showed slower trading activity with lower volatility, compared to the prior year quarter, affecting industry and Company volumes. It is important to note that while options, futures and U.S. cash equities volumes represent most of our volumes and are readily comparable measures, they reflect only a portion of the global volumes that generate our commission revenues. See tables on pages 46-47 of this Quarterly Report on Form 10-Q for additional details regarding our trade volumes, contract and share volumes, and brokerage statistics.

Interest Rates. The U.S. Federal Reserve maintained the target federal funds rate, after a series of four hikes in 2018. Rates in other currencies were mixed. Our interest rates on customer cash balances and margin loans are based on fixed spreads to benchmark rates. Hence, in a stable rate environment, additional net interest income would be generated from rising customer balances.

In light of a flattening, and at times inverted, yield curve, we continued to shorten the duration of our U.S. government securities portfolio. The majority of our segregated cash is invested in U.S. government securities and related instruments, so the rise in rates throughout all of 2018 increased the interest rate we earned on these balances this quarter, versus the prior year quarter. Our margin balances are tied to benchmark rates, so the 2018 U.S. rate increases also enhanced the interest we received this quarter, versus the prior year quarter, on our U.S. dollar customer margin loans. Offsetting this effect, most of the additional interest we earn on our customer cash balances from rising benchmark rates is passed on to our customers.

Electronic brokerage net interest income grew 16% in the current quarter, compared to the prior year quarter. Over that time period, average customer credit balances rose 9% due, in part, to an inflow of new accounts, while average customer margin loan balances decreased 12%, primarily due to a market environment in which certain investors chose to take on less risk. Higher benchmark interest rates over the prior year quarter led to an increase in interest income on margin loans despite lower balances.

Because we pay among the highest rates in the brokerage industry on qualified customer cash balances, and charge among the lowest rates on margin loans, we attract customers who seek to maximize their yields and minimize their costs. We believe our high yields on qualified cash balances and low rates on margin borrowings are important factors that attract customers to our platform.

Currency fluctuations. As a global electronic broker and market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in proportion to a defined basket of 14 currencies we call the “GLOBAL” to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current quarter the value of the GLOBAL, as measured in U.S. dollars, increased 0.24% compared to its value as of March 31, 2019, which had a positive impact on our comprehensive earnings for the current quarter.

A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Financial Overview

Second Quarter Results: Diluted earnings per share were $0.43 for the quarter ended June 30, 2019 (“current quarter”), compared to diluted earnings per share of $0.57 for the quarter ended June 30, 2018 (“prior year quarter”). The calculation of diluted earnings per share is detailed in Note 4 to the condensed consolidated financial statements, elsewhere in this report.

Diluted earnings per share on comprehensive income were $0.46 for the current quarter, compared to $0.39 for the prior year quarter.

In connection with our currency diversification strategy (i.e., GLOBALs) as of June 30, 2019, approximately 30% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy increased our comprehensive earnings by $10 million (compared to a decrease of $100 million in the prior year quarter), as the U.S. dollar value of the GLOBAL increased by approximately 0.24%, compared to its value as of March 31, 2019. The effects of our currency diversification strategy are reported as (1) a component of other income in the condensed consolidated statement of comprehensive income and (2) OCI in the condensed consolidated statement of financial condition and the condensed consolidated statement of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Consolidated: For the current quarter, our net revenues were $413 million and income before income taxes was $225 million, compared to net revenues of $445 million and income before income taxes of $271 million in the prior year quarter. The decrease in income before income taxes in the current quarter was mainly driven by a $53 million decrease in other income, a $7 million decrease in commissions revenue, a $6 million decrease in trading gains, and a $14 million increase in non-interest expenses; partially offset by a $34 million increase in net interest income. Our pre-tax profit margin was 54%, compared to 61% for the prior year quarter.

Electronic Brokerage: For the current quarter, income before income taxes in our electronic brokerage segment increased $19 million, or 7%, compared to the prior year quarter, driven by higher net interest income and higher other income, partially offset by lower commissions revenue and higher non-interest expenses. Net revenues increased 7%, mainly from a 16% increase in net interest income, driven by a higher Federal Funds rate and higher average customer credit balances; and a 7% increase in other income led by a $5 million net mark-to-market gain on our U.S. government securities portfolio (compared to a $3 million net mark-to-market gain in the prior year quarter) and higher fees earned from our FDIC sweep program; partially offset by a 4% decrease in commissions revenue, primarily driven by lower futures contract and stock share volumes, which reflected smaller average trade sizes. Pre-tax profit margin was 64% for both the current quarter and the prior year quarter. Customer accounts grew 19% and customer equity increased 14% from the prior year quarter. For the current quarter, total DARTs for cleared and execution-only customers increased 4% to 828 thousand, compared to 797 thousand for the prior year quarter.

Market Making: For the current quarter, income before income taxes in our market making segment increased $2 million, compared to the prior year quarter, to $11 million, primarily due to lower operating costs in the remaining operations.

Corporate: In June 2018 we consummated a strategic investment in Up Fintech Holding Limited (“Tiger Brokers”) by purchasing preferred shares that represented a 7.4% beneficial ownership interest. On March 20, 2019, Tiger Brokers priced its initial public offering (“IPO”) of American Depositary Shares listed on NASDAQ Global Select market and, concurrently with the IPO, we purchased unregistered ordinary shares in Tiger Brokers through a private placement offering which transactions resulted in a beneficial ownership interest of 7.6%. We are bound to a customary lockup agreement preventing any disposition of our investment in Tiger Brokers for a period of 180 days from the date of the IPO. For the quarter ended June 30, 2019, we have recognized a mark-to-market loss of approximately $74 million compared to a mark-to-market gain of $103 million recognized in the first quarter of 2019. As a result, we recognized a net gain of $29 million for the six months ended June 30, 2019.

Six-Month Results: Diluted earnings per share were $1.07 for the six months ended June 30, 2019 (“current six-month period”), compared to $1.20 for the six months ended June 30, 2018 (“prior year six-month period”). The calculation of diluted earnings per share is detailed in Note 4 to the condensed consolidated financial statements, elsewhere in this report.

Diluted earnings per share on comprehensive income were $1.10 for the current six-month period, compared to $1.03 for the prior year six-month period.

Consolidated: For the current six-month period, our net revenues were $971 million and income before income taxes was $564 million, compared to net revenues of $972 million and income before income taxes of $611 million in the prior year six-month period. The decrease in income before income taxes in the current six-month period was mainly driven by a 13% decrease in commissions revenue, a 48% decrease in trading gains and a $44 million increase in customer bad debt expense; partially offset by a 14% increase in net interest income and an 11% decrease in execution, clearing and distribution fees.

Electronic Brokerage: For the current six-month period, income before income taxes in our electronic brokerage segment decreased $22 million, or 4%, compared to the prior year six-month period, driven by lower commissions revenue, and higher customer bad debt expenses; partially offset by higher net interest income, higher other income, and lower execution, clearing and distribution fees. Net revenues increased 2%, mainly from a 15% increase in net interest income, driven by higher U.S. benchmark interest rates and higher average customer credit balances; and a 17% increase in other income led by higher net mark-to-market gains on our U.S. government securities portfolio and higher fees earned from our FDIC sweep program; partially offset by a 13% decrease in commissions revenue compared to the prior year six-month period. Pre-tax profit margin was 59% for the current six-month period, compared to 63% for the prior year six-month period. For the current six-month period, total DARTs for cleared and execution-only customers decreased 3% to 838 thousand, compared to 866 thousand for the prior year six-month period.

As previously disclosed, over an extended period in 2018, a small number of our brokerage customers had taken relatively large positions in a security listed on a major U.S. exchange. We extended margin loans against the security at a conservatively high collateral requirement. In December 2018, within a very short timeframe, this security lost a substantial amount of its value. The customer accounts were well margined and at December 31, 2018 they had incurred losses but had not fallen into any deficits. During the quarter ended March 31, 2019, subsequent price declines in the stock caused these accounts to fall into deficits, despite our efforts to liquidate the customers’ positions. During the six months ended June 30, 2019, we recognized a net aggregate loss of approximately $42 million. The maximum aggregate loss, which would occur if the security’s price fell to zero and none of the debts were collected, would be approximately $51 million. The ultimate effect of this incident on our results will depend upon market conditions and the outcome of our debt collection efforts.

Market Making: For the current six-month period, income before income taxes in our market making segment decreased $1 million, to a gain of $17 million compared to the prior year six-month period, primarily due to lower net revenues on the remaining operations.

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

Certain Trends and Uncertainties

We believe that our current operations may be favorably or unfavorably impacted by the following trends that may affect our financial condition and results of operations:

•Retail and institutional broker-dealer participation in the equity markets has fluctuated over the past few years due to investor sentiment, market conditions and a variety of other factors. Transaction volumes may not be sustainable and are not predictable.

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

•The effects of market structure changes, competition (in particular, from high frequency traders) and market conditions have, during certain periods, exerted downward pressure on bid/offer spreads realized by market makers.

•In an effort to improve the quality of their executions as well as to increase efficiencies, market makers have increased the level of automation within their operations, which may allow them to compete more effectively with us.

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

See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, filed with the SEC on February 28, 2019, and elsewhere in this report for a discussion of other risks that may affect our financial condition and results of operations.

Trading Volumes and Brokerage Statistics

The following tables present historical trading volumes and brokerage statistics for our business. However, volumes are not the only drivers in our business.

TRADE VOLUMES:

(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2016	64,038		259,932		16,515		340,485		1,354
2017	31,282	(51%)	265,501	2%	14,835	(10%)	311,618	(8%)	1,246
2018	18,663	(40%)	328,099	24%	21,880	47%	368,642	18%	1,478

2Q2018	4,575		78,026		4,641		87,242		1,363
2Q2019	3,853	(16%)	74,269	(5%)	6,827	47%	84,949	(3%)	1,348

1Q2019	4,342		75,935		6,669		86,946		1,425
2Q2019	3,853	(11%)	74,269	(2%)	6,827	2%	84,949	(2%)	1,348

CONTRACT AND SHARE VOLUMES:

(in 000’s, except %)

TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2016	572,834		143,287		155,439,227
2017	395,885	(31%)	124,123	(13%)	220,247,921	42%
2018	408,406	3%	151,762	22%	210,257,186	(5%)

2Q2018	93,253		36,693		51,370,386
2Q2019	96,007	3%	32,424	(12%)	42,995,205	(16%)

1Q2019	90,242		31,142		51,258,862
2Q2019	96,007	6%	32,424	4%	42,995,205	(16%)

MARKET MAKING

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2016	307,377		14,205		13,082,887
2017	102,025	(67%)	5,696	(60%)	7,139,622	(45%)
2018	49,554	(51%)	3,277	(42%)	11,347,811	59%

2Q2018	11,813		756		2,442,203
2Q2019	10,008	(15%)	621	(18%)	2,598,531	6%

1Q2019	11,638		640		2,842,219
2Q2019	10,008	(14%)	621	(3%)	2,598,531	(9%)

(1)Futures contract volume includes options on futures.

BROKERAGE TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2016	265,457		129,082		142,356,340
2017	293,860	11%	118,427	(8%)	213,108,299	50%
2018	358,852	22%	148,485	25%	198,909,375	(7%)

2Q2018	81,440		35,937		48,928,183
2Q2019	85,999	6%	31,803	(12%)	40,396,674	(17%)

1Q2019	78,604		30,502		48,416,643
2Q2019	85,999	9%	31,803	4%	40,396,674	(17%)

BROKERAGE CLEARED

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2016	227,413		128,021		138,523,932
2017	253,304	11%	116,858	(9%)	209,435,662	51%
2018	313,795	24%	146,806	26%	194,012,882	(7%)

2Q2018	71,873		35,679		47,840,126
2Q2019	71,524	(0%)	31,564	(12%)	39,086,399	(18%)

1Q2019	68,237		30,246		47,082,741
2Q2019	71,524	5%	31,564	4%	39,086,399	(17%)

(1)Futures contract volume includes options on futures.

BROKERAGE STATISTICS:

(in 000’s, except % and where noted)

Year over Year	2Q2019	2Q2018	% Change
Total Accounts	645	542	19%
Customer Equity (in billions) (1)	$153.1	$134.7	14%

Cleared DARTs	740	739	0%
Total Customer DARTs	828	797	4%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$3.68	$3.86	(5%)
DART per Avg. Account (Annualized)	293	350	(16%)
Net Revenue per Avg. Account (Annualized)	$2,863	$3,190	(10%)

Consecutive Quarters	2Q2019	1Q2019	% Change
Total Accounts	645	623	4%
Customer Equity (in billions) (1)	$153.1	$147.6	4%

Cleared DARTs	740	757	(2%)
Total Customer DARTs	828	848	(2%)

Cleared Customers (in $'s, except DART per account)
Commission per DART	$3.68	$3.68	0%
DART per Avg. Account (Annualized)	293	311	(6%)
Net Revenue per Avg. Account (Annualized)	$2,863	$2,961	(3%)

(1)   Excludes non-customers.

Results of Operations

The tables in the period comparisons below provide summaries of our consolidated results of operations. The period-to-period comparisons below of financial results are not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except share and per share amounts)
Revenues
Commissions	$178	$185	$351	$405
Interest income	432	333	840	644
Trading gains	6	12	13	25
Other income (loss)	(30)	23	102	100
Total revenues	586	553	1,306	1,174
Interest expense	173	108	335	202
Total net revenues	413	445	971	972

Non-interest expenses
Execution, clearing and distribution fees	63	66	124	139
Employee compensation and benefits	75	68	146	138
Occupancy, depreciation and amortization	14	11	28	23
Communications	6	7	12	13
General and administrative	26	22	50	45
Customer bad debt	4	-	47	3
Total non-interest expenses	188	174	407	361
Income before income taxes	225	271	564	611
Income tax expense	15	13	30	34
Net income	210	258	534	577
Less net income attributable to noncontrolling interests	178	217	453	490
Net income available for common stockholders	$32	$41	$81	$87

Earnings per share
Basic	$0.43	$0.57	$1.08	$1.21
Diluted	$0.43	$0.57	$1.07	$1.20

Weighted average common shares outstanding
Basic	75,868,349	72,476,729	75,486,825	71,979,104
Diluted	76,594,934	73,329,496	76,288,342	72,923,744

Comprehensive income
Net income available for common stockholders	$32	$41	$81	$87
Other comprehensive income
Cumulative translation adjustment, before income taxes	4	(14)	3	(13)
Income taxes related to items of other comprehensive income	-	(1)	-	(1)
Other comprehensive income (loss), net of tax	4	(13)	3	(12)
Comprehensive income available for common stockholders	$36	$28	$84	$75

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$178	$217	$453	$490
Other comprehensive income - cumulative translation adjustment	12	(65)	11	(58)
Comprehensive income attributable to noncontrolling interests	$190	$152	$464	$432

Three Months Ended June 30, 2019 (“current quarter”) compared to the Three Months Ended June 30, 2018 (“prior year quarter”)

Net Revenues

Total net revenues, for the current quarter, decreased $32 million, or 7%, compared to the prior year quarter, to $413 million. The decrease in net revenues was primarily due to lower other income, commissions revenue and trading gains, partially offset by higher net interest income.

Commissions

Commissions, for the current quarter, decreased $7 million, or 4%, compared to the prior year quarter, to $178 million, driven by lower customer trading volumes in futures and stocks. Total customer futures contract and stock share volumes decreased 12% and 17%, respectively, while options contract volume increased 6%, compared to the prior year quarter. The decline in trade volumes across most product types reflected smaller average trade sizes in the current quarter as compared to the prior year quarter and our decision to limit the trading of micro-cap stocks (e.g., public companies with a market capitalization of less than $300 million). Total DARTs for cleared and execution-only customers, for the current quarter, increased 4% to 828 thousand, compared to 797 thousand for the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, for the current quarter, increased slightly to 740 thousand, compared to 739 thousand for the prior year quarter. Average commission per DART for cleared customers, for the current quarter, decreased 5% to $3.68, compared to $3.86 for the prior year quarter, reflecting smaller average order sizes across most product types.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current quarter, increased $34 million, or 15%, compared to the prior year quarter, to $259 million. The increase in net interest income was driven by higher average customer credit balances and higher benchmark interest rates.

Net interest income on customer balances, for the current quarter, increased $31 million, compared to the prior year quarter, driven by a $4.4 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, and a 0.66% increase in the average Federal Funds effective rate to 2.40%, partially offset by a $3.7 billion decrease in average customer margin loans. As a result of the increases in the Federal Funds effective rate, interest expense on customer credit balances denominated in U.S. dollars increased from the prior year quarter, in part, as we passed along more interest to our customers. In addition, we introduced a new benefit to customers, effective January 1, 2019, which pays a proportionate amount of interest on cash balances in securities accounts with less than $100 thousand in equity. The increase in benchmark rates also drove higher interest income earned on the investment of customer segregated cash and on margin lending to customers.

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

In the current quarter, average securities borrowed increased 20%, to $4.0 billion and average securities loaned increased 3%, to $4.1 billion, compared to the prior year quarter. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers and in our market making business. During the current quarter, net interest earned from securities lending transactions decreased $5 million, or 9%, compared to the prior year quarter, as there were fewer hard-to-borrow securities that investors were selling short. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

Generally, as benchmark interest rates rise, a larger portion of the interest earned on securities lending transactions is reported as net interest income on “Segregated cash and securities, net” instead of “Securities borrowed and loaned, net” because interest earned on cash collateral held in specially designated bank accounts for the benefit of customers, in accordance with U.S. customer protection rules, increases.

The following table presents net interest income information corresponding to interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018

	(in millions)
Average interest-earning assets
Segregated cash and securities	$27,313	$19,512
Customer margin loans	26,184	29,839
Securities borrowed	3,991	3,327
Other interest-earning assets	5,105	4,020
FDIC sweeps [1]	2,012	1,186
	$64,605	$57,884

Average interest-bearing liabilities
Customer credit balances	$51,777	$47,390
Securities loaned	4,131	4,013
	$55,908	$51,403

Net Interest income
Segregated cash and securities, net [2]	$145	$71
Customer margin loans [3]	188	164
Securities borrowed and loaned, net [4]	48	53
Customer credit balances, net 3/4	(147)	(80)
Other net interest income 1/2/5	33	24
Net interest income [5]	$267	$232

Net interest margin ("NIM")	1.66%	1.61%

Annualized Yields
Segregated cash and securities	2.13%	1.46%
Customer margin loans	2.88%	2.20%
Customer credit balances	1.14%	0.68%

(1)Represents the average amount of customer cash swept into FDIC-insured banks as part of our Insured Bank Deposit Sweep Program. This item is not recorded in the Company's condensed consolidated statements of financial condition. Income derived from program deposits is reported in other net interest income in the table above.

(2)During the quarter ended September 30, 2018, we reclassified certain components of net interest income related to investments in U.S. Treasury notes and reverse repurchase agreements and as such, prior period amounts have been adjusted to conform to the current period presentation. For the quarter ended June 30, 2018, $4 million has been reclassified from net interest income on “Segregated cash and securities, net” to “Other net interest income, net”.

(3)Interest income and interest expense on customer margin loans and customer credit balances, respectively, are calculated on daily cash balances within each customer’s account on a net basis, which may result in an offset of balances across multiple account segments (e.g., between securities and commodities segments).

(4)During the quarter ended December 31, 2018, we reclassified components of net interest income related to interest paid on short sale proceeds and as such, prior period amounts have been adjusted to conform to the current period presentation. For the quarter ended June 30, 2018, ($17) million has been reclassified from net interest income on “Securities borrowed and loaned, net” to “Customer credit balances, net”.

(5)Includes income from financial instruments which has the same characteristics as interest, but is reported in other income in the Company’s condensed consolidated statements of comprehensive income, of $8 million and $7 million for the three months ended June 30, 2019 and 2018, respectively.

Trading Gains

Trading gains, for the current quarter, decreased $6 million, or 50%, compared to the prior year quarter, to $6 million, on the remaining market making operations. Our market making operations executed 3.9 million trades compared to 4.6 million trades executed in the prior year quarter. In addition, market making options and futures contract volumes decreased 15% and 18%, respectively, while stock share volumes increased 6%, compared to the prior year quarter.

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

Other Income (Loss)

Other income (loss), for the current quarter, decreased $53 million, compared to the prior year quarter, to a loss of $30 million. Other income from core items increased $1 million, compared to the prior year quarter, to $34 million, mainly driven by a $1 million increase in FDIC sweep fee income, a $1 million increase in account activity fee income, and a $1 million increase in other fees, partially offset by a $2 million decrease in risk exposure fee income. Other income (loss) from non-core items decreased $54 million, to a loss of $64 million, mainly driven by a $74 million mark-to-market loss on our investment in Tiger Brokers, as discussed in Financial Overview section, partially offset by a $5 million net mark-to-market gain on our U.S. government securities portfolio in the current quarter, compared to a $3 million net mark-to-market gain in the prior year quarter and by a $15 million decrease in losses from our currency diversification strategy (a loss of $6 million for the current quarter, compared to a loss of $21 million in the prior year quarter). A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Non-Interest Expenses

Non-interest expenses, for the current quarter, increased $14 million, or 8%, compared to the prior year quarter, to $188 million, mainly due to a $7 million increase in employee compensation and benefits; a $4 million increase in general and administrative expenses; a $4 million increase in customer bad debt expense; and a $3 million increase in occupancy expenses; partially offset by a $3 million decrease in execution, clearing and distribution fees. As a percentage of total net revenues, non-interest expenses were 46% for the current quarter and 39% for the prior year quarter.

Execution, Clearing and Distribution Fees

Execution, clearing and distribution fees, for the current quarter, decreased $3 million, or 5%, compared to the prior year quarter, to $63 million, driven by lower trade volumes, as customer futures contract and stock share volumes decreased 12% and 17%, respectively, compared to the prior year quarter.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current quarter, increased $7 million, or 10%, compared to the prior year quarter, to $75 million, associated with a 16% increase in the average number of employees to 1,489, for the current quarter, compared to 1,281 for the prior year quarter. Within the operating business segments, we continued to add staff in compliance, customer service and software development to support electronic brokerage; and, to this end, we continue to build up our operations in India. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 18% for the current quarter and 15% for the prior year quarter.

Occupancy, Depreciation and Amortization

Occupancy, depreciation and amortization expenses, for the current quarter, increased $3 million, or 27%, compared to the prior year quarter, to $14 million, mainly due to higher office rent and related expenses as we expand our physical space for both offices and data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 3% for the current quarter and 2% for the prior year quarter.

Communications

Communications expenses, for the current quarter, decreased $1 million, or 14%, compared to the prior year quarter, to $6 million. As a percentage of total net revenues, communications expenses were 1% for the current quarter and 2% for the prior year quarter.

General and Administrative

General and administrative expenses, for the current quarter, increased $4 million, or 18%, compared to the prior year quarter, to $26 million, mainly due to higher professional services fees and expenses related to legal and regulatory matters. As a percentage of total net revenues, general and administrative expenses were 6% for the current quarter and 5% for the prior year quarter.

Customer Bad Debt

Customer bad debt expense, for the current quarter, increased $4 million, compared to the prior year quarter, to $4 million.

Income Tax Expense

Income tax expense, for the current quarter, increased $2 million, or 15%, to $15 million, compared to the prior year quarter.

The following table presents information about our income tax expense for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	2019	2018

	(in millions, except %)
Consolidated
Consolidated income before income taxes	$225	$271
IBG, Inc. stand-alone income before income taxes	(1)	-
Operating Companies income before income taxes	$226	$271

Operating Companies
Income before income taxes	$226	$271
Income tax expense	9	8
Net income available to members	$217	$263

IBG, Inc.
Average ownership percentage in IBG LLC	18.3%	17.6%
Net income available to IBG, Inc. from Operating Companies	$39	$46
IBG, Inc. stand-alone income before income taxes	(1)	-
Income before income taxes	38	46
Income tax expense	6	5
Net income available to common stockholders	$32	$41

Consolidated income tax expense
Income tax expense attributable to Operating Companies	$9	$8
Income tax expense attributable IBG, Inc.	6	5
Consolidated income tax expense	$15	$13

Operating Results

Income before income taxes, for the current quarter, decreased $46 million, or 17%, to $225 million, compared to the prior year quarter. Pretax profit margin was 54% for the current quarter and 61% for the prior year quarter.

Comparing our operating results for the current quarter to the prior year quarter, excluding the effects of our currency diversification strategy, the net mark-to-market gains from our U.S. government securities portfolio, the mark-to-market loss from our investment in Tiger Brokers, net revenues were $488 million, up 5%; non-interest expenses were $188 million, up 8%; income before income taxes was $300 million, up 4%; and pre-tax profit margin decreased to 61% for the current quarter, from 62% for the prior year quarter.

Six Months Ended June 30, 2019 (“current six-month period”) compared to the Six Months Ended June 30, 2018 (“prior year six-month period”)

Net Revenues

Total net revenues, for the current six-month period, decreased $1 million, compared to the prior year six-month period, to $971 million. The decrease in net revenues was primarily due to lower commissions revenue and trading gains, substantially offset by higher net interest income.

Commissions

Commissions, for the current six-month period, decreased $54 million, or 13%, compared to the prior year six-month period, to $351 million, driven by lower customer trading volumes in options, futures and stocks. Total customer options and futures contract and stock share volumes decreased 10%, 21% and 22%, respectively, compared to the prior year six-month period. The decline in trade volumes across all product types reflected lower volatility in the current six-month period as compared to the prior year six-month period and our decision to limit the trading of micro-cap stocks (e.g., public companies with a market capitalization of less than $300 million). Total DARTs for cleared and execution-only customers, for the current six-month period, decreased 3% to 838 thousand, compared to 866 thousand for the prior year six-month period. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, for the current six-month period, decreased 7% to 749 thousand, compared to 806 thousand for the prior year six-month period. Average commission per DART for cleared customers, for the current six-month period, decreased 7% to $3.68, compared to $3.96 for the prior year six-month period, reflecting smaller average order sizes in stocks, options and foreign exchange, and somewhat larger average order size in futures.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current six-month period, increased $63 million, or 14%, compared to the prior year six-month period, to $505 million. The increase in net interest income was driven by higher average customer credit balances and higher benchmark interest rates.

Net interest income on customer balances, for the current six-month period, increased $55 million, compared to the prior year six-month period, driven by a $3.2 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, and an 0.81% increase in the average Federal Funds effective rate to 2.40%, partially offset by a $3.7 billion decrease in average customer margin loans. As a result of the increases in the Federal Funds effective rate, interest expense on customer credit balances denominated in U.S. dollars increased from the prior year six-month period, in part, as we passed along more interest to our customers. In addition, we introduced a new benefit to customers, effective January 1, 2019, which pays a proportionate amount of interest on cash balances in accounts with less than $100 thousand in equity. The increase in benchmark rates also drove higher interest income earned on the investment of customer segregated cash and on margin lending to customers.

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

In the current six-month period, average securities borrowed increased 20%, to $3.8 billion and average securities loaned decreased 6%, to $3.9 billion, compared to the prior year six-month period. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers and in our market making business. During the current six-month period, net interest earned from securities lending transactions decreased $12 million, or 11%, compared to the prior year six-month period, as there were fewer hard-to-borrow securities that investors were selling short. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

Generally, as benchmark interest rates rise, a larger portion of the interest earned on securities lending transactions is reported as net interest income on “Segregated cash and securities, net” instead of “Securities borrowed and loaned, net” because interest earned on cash collateral held in specially designated bank accounts for the benefit of customers, in accordance with U.S. customer protection rules, increases.

The following table presents net interest income information corresponding to interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018

	(in millions)
Average interest-earning assets
Segregated cash and securities	$26,452	$20,248
Customer margin loans	25,929	29,658
Securities borrowed	3,840	3,202
Other interest-earning assets	5,095	4,079
FDIC sweeps [1]	1,924	973
	$63,240	$58,160

Average interest-bearing liabilities
Customer credit balances	$50,838	$47,657
Securities loaned	3,913	4,178
	$54,751	$51,835

Net Interest income
Segregated cash and securities, net [2]	$281	$142
Customer margin loans [3]	362	303
Securities borrowed and loaned, net [4]	100	112
Customer credit balances, net 3/4	(284)	(141)
Other net interest income 1/2/5	63	38
Net interest income [5]	$522	$454

Net interest margin ("NIM")	1.66%	1.57%

Annualized Yields
Segregated cash and securities	2.14%	1.41%
Customer margin loans	2.82%	2.06%
Customer credit balances	1.13%	0.60%

(1)Represents the average amount of customer cash swept into FDIC-insured banks as part of our Insured Bank Deposit Sweep Program. This item is not recorded in the Company's condensed consolidated statements of financial condition. Income derived from program deposits is reported in other net interest income in the table above.

(2)During the quarter ended September 30, 2018, we reclassified certain components of net interest income related to investments in U.S. Treasury notes and reverse repurchase agreements and as such, prior period amounts have been adjusted to conform to the current period presentation. For the six months ended June 30, 2018, $7 million has been reclassified from net interest income on “Segregated cash and securities, net” to “Other net interest income, net”.

(3)Interest income and interest expense on customer margin loans and customer credit balances, respectively, are calculated on daily cash balances within each customer’s account on a net basis, which may result in an offset of balances across multiple account segments (e.g., between securities and commodities segments).

(4)During the quarter ended December 31, 2018, we reclassified components of net interest income related to interest paid on short sale proceeds and as such, prior period amounts have been adjusted to conform to the current period presentation. For the six months ended June 30, 2018, ($29) million has been reclassified from net interest income on “Securities borrowed and loaned, net” to “Customer credit balances, net”.

(5)Includes income from financial instruments which has the same characteristics as interest, but is reported in other income in the Company’s condensed consolidated statements of comprehensive income, of $17 million and $12 million for the six months ended June 30, 2019 and 2018, respectively.

Trading Gains

Trading gains, for the current six-month period, decreased $12 million, or 48%, compared to the prior year six-month period, to $13 million, on the remaining market making operations. Our market making operations executed 8.2 million trades compared to 9.0 million trades executed in the prior year six-month period. In addition, market making options and futures contract volumes decreased 14% and 25%, respectively, while stock share volumes increased 3%, compared to the prior year six-month period.

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

Other Income (Loss)

Other income (loss), for the current six-month period, increased $2 million, or 2%, compared to the prior year six-month period, to $102 million. Other income from core items increased $1 million, or 1%, compared to the prior year six-month period, to $68 million, mainly driven by a $3 million increase in FDIC sweep fee income, a $3 million increase in account activity fee income, and a $1 million increase in market data fee income; partially offset by a $6 million decrease in risk exposure fee income. Other income (loss) from non-core items increased $1 million, or 3%, to $34 million, mainly driven by a net $29 million mark-to-market gain on our investment in Tiger Brokers, as discussed in Financial Overview section, and a $10 million net mark-to-market gain on our U.S. government securities portfolio in the current six-month period compared to a net mark-to-market gain of less than $1 million in the prior year six-month period; partially offset by a $42 million decrease in gains from our currency diversification strategy (a loss of $25 million for the current six-month period, compared to a gain of $17 million in the prior year six-month period). A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Non-Interest Expenses

Non-interest expenses, for the current six-month period, increased $46 million, or 13%, compared to the prior year six-month period, to $407 million, mainly due to a $44 million increase in customer bad debt expense; an $8 million increase in employee compensation and benefits; a $5 million increase in occupancy expenses; and a $5 million increase in general and administrative expenses; partially offset by a $15 million decrease in execution, clearing and distribution fees. As a percentage of total net revenues, non-interest expenses were 42% for the current six-month period and 37% for the prior year six-month period.

Execution, Clearing and Distribution Fees

Execution, clearing and distribution fees, for the current six-month period, decreased $15 million, or 11%, compared to the prior year six-month period, to $124 million, driven by lower trade volumes, as customer options and futures contract and stock share volumes decreased 10%, 21% and 22%, respectively, compared to the prior year six-month period.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current six-month period, increased $8 million, or 6%, compared to the prior year six-month period, to $146 million, associated with a 16% increase in the average number of employees to 1,463, for the current six-month period, compared to 1,263 for the prior year six-month period. Within the operating business segments, we continued to add staff in compliance, customer service and software development to support electronic brokerage; and, to this end, we continue to build up our operations in India. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 15% for the current six-month period and 14% for the prior year six-month period.

Occupancy, Depreciation and Amortization

Occupancy, depreciation and amortization expenses, for the current six-month period, increased $5 million, or 22%, compared to the prior year six-month period, to $28 million, mainly due to higher office rent and related expenses as we expand our physical space for both offices and data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 3% for the current six-month period and 2% for the prior year six-month period.

Communications

Communications expenses, for the current six-month period, decreased $1 million, or 8%, compared to the prior year six-month period, to $12 million. As a percentage of total net revenues, communications expenses were 1% for both the current six-month period and the prior year six-month period.

General and Administrative

General and administrative expenses, for the current six-month period, increased $5 million, or 11%, compared to the prior year six-month period, to $50 million, mainly due to higher professional services fees and expenses related to legal and regulatory matters. As a percentage of total net revenues, general and administrative expenses were 5% for both the current six-month period and the prior year six-month period.

Customer Bad Debt

Customer bad debt expense, for the current six-month period, increased $44 million, compared to the prior year six-month period, to $47 million, due to margin lending losses, as described in the Financial Overview section.

Income Tax Expense

Income tax expense, for the current six-month period, decreased $4 million, or 12%, to $30 million, compared to the prior year six-month period, primarily due to lower income taxes at some of our foreign subsidiaries.

The following table presents information about our income tax expense for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019	2018

	(in millions, except %)
Consolidated
Consolidated income before income taxes	$564	$611
IBG, Inc. stand-alone income before income taxes	(1)	(1)
Operating Companies income before income taxes	$565	$612

Operating Companies
Income before income taxes	$565	$612
Income tax expense	12	18
Net income available to members	$553	$594

IBG, Inc.
Average ownership percentage in IBG LLC	18.2%	17.5%
Net income available to IBG, Inc. from Operating Companies	$100	$104
IBG, Inc. stand-alone income before income taxes	(1)	(1)
Income before income taxes	99	103
Income tax expense	18	16
Net income available to common stockholders	$81	$87

Consolidated income tax expense
Income tax expense attributable to Operating Companies	$12	$18
Income tax expense attributable IBG, Inc.	18	16
Consolidated income tax expense	$30	$34

Operating Results

Income before income taxes, for the current six-month period, decreased $47 million, or 8%, compared to the prior year six-month period, to $564 million. Pretax profit margin was 58% for the current six-month period and 63% for the prior year six-month period.

Comparing our operating results for the current six-month period to the prior year six-month period, excluding the effects of our currency diversification strategy, the net mark-to-market gains and losses from our U.S. government securities portfolio, the net mark-to-market gain from our investment in Tiger Brokers, and the customer bad debt expense described above, net revenues were $956 million, up slightly; non-interest expenses were $365 million, up 1%; income before income taxes was $591 million, down 1%; and pre-tax profit margin was unchanged at 62%.

Business Segments

The following table sets forth the net revenues, non-interest expenses and income before income taxes for our business segments:

		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018

		(in millions)
Electronic Brokerage	Net revenues	$473	$443	$929	$908
	Non-interest expenses	171	160	377	334
	Income before income taxes	$302	$283	$552	$574

	Pre-tax profit margin	64%	64%	59%	63%

Market Making	Net revenues	$20	$22	$35	$43
	Non-interest expenses	9	13	18	25
	Income before income taxes	$11	$9	$17	$18

	Pre-tax profit margin	55%	41%	49%	42%

Corporate(1)	Net revenues	$(80)	$(20)	$7	$21
	Non-interest expenses	8	1	12	2
	Income (loss) before income taxes	$(88)	$(21)	$(5)	$19

Total	Net revenues	$413	$445	$971	$972
	Non-interest expenses	188	174	407	361
	Income before income taxes	$225	$271	$564	$611

	Pre-tax profit margin	54%	61%	58%	63%

(1) The corporate segment includes corporate related activities, inter-segment eliminations, and gains and losses on positions held as part of our overall currency diversification strategy.

The following sections discuss the results of our operations by business segment, excluding a discussion of corporate segment income and expense. In the following tables, revenues and expenses directly associated with each business segment are included in determining income before income taxes. Due to the integrated nature of the business segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between business segments generally result from one subsidiary facilitating the business of another subsidiary through the use of its existing trading memberships and clearing arrangements. In such cases, certain revenue and expense items are eliminated to accurately reflect the external business conducted in each business segment. Rates on transactions between business segments are designed to approximate full costs. In addition to execution, clearing and distribution fees each business segment’s operating expenses include: (i) employee compensation and benefits expenses that are incurred directly in support of each business segment, (ii) general and administrative expenses, which include directly incurred expenses for property leases, professional fees, travel and entertainment, communications and information services, equipment, and (iii) indirect support costs (including compensation and other related operating expenses) for administrative services provided by corporate segment subsidiaries. Such administrative services include, but are not limited to, computer software development and support, accounting, tax, legal and facilities management.

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in millions)
Revenues
Commissions	$178	$185	$351	$405
Interest income	436	333	846	639
Other income	44	41	89	76
Total revenues	658	559	1,286	1,120
Interest expense	185	116	357	212
Total net revenues	473	443	929	908

Non-interest expenses
Execution, clearing and distribution fees	60	63	118	131
Employee compensation and benefits	37	33	72	66
Occupancy, depreciation and amortization	5	4	10	9
Communications	4	4	8	8
General and administrative	61	56	122	117
Customer bad debt	4	-	47	3
Total non-interest expenses	171	160	377	334

Income before income taxes	$302	$283	$552	$574

Three Months Ended June 30, 2019 (“current quarter”) compared to the Three Months Ended June 30, 2018 (“prior year quarter”)

Electronic brokerage total net revenues, for the current quarter, increased $30 million, or 7%, compared to the prior year quarter, to $473 million, due to higher net interest income and other income, partially offset by lower commissions revenue.

Commissions, for the current quarter, decreased $7 million, or 4%, compared to the prior year quarter, to $178 million, driven by lower customer trading volumes in futures, and stocks. Total customer futures contract and stock share volumes decreased 12% and 17%, respectively, while options contract volumes increased 6%, compared to the prior year quarter. The decline in trade volumes across most product types reflected smaller average trade sizes in the current quarter as compared to the prior year and our decision to limit the trading of micro-cap stocks (e.g., public companies with a market capitalization of less than $300 million). Total DARTs for cleared and execution-only customers, for the current quarter, increased 4% to 828 thousand, compared to 797 thousand for the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, for the current quarter, increased slightly to 740 thousand, compared to 739 thousand for the prior year quarter. Average commission per DART for cleared customers, for the current quarter, decreased 5% to $3.68, compared to $3.86 for the prior year quarter, reflecting smaller average order sizes across most product types.

Net interest income, for the current quarter, increased $34 million, or 16%, compared to the prior year quarter, to $251 million, driven by a $4.4 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, and a 0.66% increase in the average Federal Funds effective rate to 2.40%, partially offset by a $3.7 billion decrease in average customer margin loans. As a result of the increases in the Federal Funds effective rate, interest expense on customer credit balances denominated in U.S. dollars increased from the prior year quarter, in part, as we passed along more interest to our customers. In addition, we introduced a new benefit to customers, effective January 1, 2019, which pays a proportionate amount of interest on cash balances in accounts with less than $100 thousand in equity. The increase in benchmark rates also drove higher interest income earned on the investment of customer segregated cash and on margin lending to customers.

Other income, for the current quarter, increased $3 million, or 7%, compared to the prior year quarter, to $44 million, mainly driven by a $5 million net mark-to-market gain on our U.S. government securities portfolio in the current quarter compared to a $3 million net mark-to-market gain in the prior year quarter, a $1 million increase in FDIC sweep fee income, and a $1 million increase in account activity fee income, partially offset by a $2 million decrease in risk exposure fee income, compared to the prior year quarter.

Non-interest expenses, for the current quarter, increased $11 million, or 7%, compared to the prior year quarter, to $171 million, driven by a $5 million increase in general and administrative expense, mainly due to higher professional services fees and expenses related to legal and regulatory matters; a $4 million increase in customer bad debt expense; and a $4 million increase in employee compensation and benefits expenses commensurate with a 13% increase in the average number of employees in the electronic brokerage segment; partially offset by a $3 million decrease in execution, clearing and distribution fees, driven by lower trade volumes, as customer futures contract and stock share volumes decreased 12% and 17%, respectively. As a percentage of total net revenues, non-interest expenses were 36% for both the current quarter and the prior year quarter.

Income before income taxes, for the current quarter, increased $19 million, or 7%, compared to the prior year quarter, to $302 million. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 64% for both the current quarter and the prior year quarter.

Comparing electronic brokerage operating results for the current quarter to the prior year quarter, excluding the net mark-to-market gains from our U.S. government securities portfolio, net revenues were $468 million, up 6%; income before income taxes was $297 million, up 6%; and pre-tax profit margin decreased to 63% for the current quarter from 64% for the prior year quarter.

Six Months Ended June 30, 2019 (“current six-month period”) compared to the Six Months Ended June 30, 2018 (“prior year six-month period”)

Electronic brokerage total net revenues, for the current six-month period, increased $21 million, or 2%, compared to the prior year six-month period, to $929 million, due to higher net interest income and other income, partially offset by lower commissions revenue.

Commissions, for the current six-month period, decreased $54 million, or 13%, compared to the prior year six-month period, to $351 million, driven by lower customer trading volumes in options, futures and stocks. Total customer options and futures contract and stock share volumes decreased 10%, 21% and 22%, respectively, compared to the prior year six-month period. The decline in trade volumes across all product types reflected lower volatility in the current six-month period as compared to the prior year six-month period and our decision to limit the trading of micro-cap stocks (e.g., public companies with a market capitalization of less than $300 million). Total DARTs for cleared and execution-only customers, for the current six-month period, decreased 3% to 838 thousand, compared to 866 thousand for the prior year six-month period. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, for the current six-month period, decreased 7% to 749 thousand, compared to 806 thousand for the prior year six-month period. Average commission per DART for cleared customers, for the current six-month period, decreased 7% to $3.68, compared to $3.96 for the prior year six-month period, reflecting smaller average order sizes in stocks, options and foreign exchange, and somewhat larger average order size in futures.

Net interest income, for the current six-month period, increased $62 million, or 15%, compared to the prior year six-month period, to $489 million, driven by a $3.2 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, and an 0.81% increase in the average Federal Funds effective rate to 2.40%, partially offset by a $3.7 billion decrease in average customer margin loans. As a result of the increases in the Federal Funds effective rate, interest expense on customer credit balances denominated in U.S. dollars increased from the prior year six-month period, in part, as we passed along more interest to our customers. In addition, we introduced a new benefit to customers, effective January 1, 2019, which pays a proportionate amount of interest on cash balances in accounts with less than $100 thousand in equity. The increase in benchmark rates also drove higher interest income earned on the investment of customer segregated cash and on margin lending to customers.

Other income, for the current six-month period, increased $13 million, or 17%, compared to the prior year six-month period, to $89 million, mainly driven by a $10 million net mark-to-market gain on our U.S. government securities portfolio in the current six-month period compared to a net mark-to-market gain of less than $1 million in the prior year six-month period; a $3 million increase in FDIC sweep fee income; a $3 million increase in account activity fee income; a $2 million increase in net gains from other investments; and a $1 million increase in market data fee income; partially offset by a $6 million decrease in risk exposure fee income.

Non-interest expenses, for the current six-month period, increased $43 million, or 13%, compared to the prior year six-month period, to $377 million, driven by a $44 million increase in customer bad debt expense, as described in the Financial Overview section; a $6 million increase in employee compensation and benefits expenses related to a 13% increase in the average number of employees in the electronic brokerage segment; and a $5 million increase in general and administrative expense, mainly due to higher professional services fees and expenses related to legal and regulatory matters, compared to the prior year six-month period; partially offset by a $13 million decrease in execution, clearing and distribution fees driven by lower trade volumes, as customer options and futures contract and stock share volumes decreased 10%, 21% and 22%, respectively.

Income before income taxes, for the current six-month period, decreased $22 million, or 4%, compared to the prior year six-month period, to $552 million. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 59% for the current six-month period and 63% for the prior year six-month period.

Comparing electronic brokerage operating results for the current six-month period to the prior year six-month period, excluding the net mark-to-market gains from our U.S. government securities portfolio and the customer bad debt expense described above, net revenues were $919 million, up 1%; income before income taxes was $584 million, up 2%; and pre-tax profit margin increased to 64% for the current six-month period from 63% for the prior year six-month period.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in millions)
Revenues
Trading gains	$6	$12	$13	$25
Interest income	12	11	23	25
Other income	5	3	6	5
Total revenues	23	26	42	55
Interest expense	3	4	7	12
Total net revenues	20	22	35	43

Non-interest expenses
Execution, clearing and distribution fees	4	4	7	9
Employee compensation and benefits	3	4	6	7
Occupancy, depreciation and amortization	-	-	-	-
Communications	-	-	-	-
General and administrative	2	5	5	9
Total non-interest expenses	9	13	18	25

Income before income taxes	$11	$9	$17	$18

Three Months Ended June 30, 2019 (“current quarter”) compared to the Three Months Ended June 30, 2018 (“prior year quarter”)

Market making total net revenues, for the current quarter, decreased $2 million, or 9%, compared to the prior year quarter, to $20 million, due to lower trading gains.

Trading gains, for the current quarter, decreased $6 million, or 50%, compared to the prior year quarter, to $6 million, on the remaining market making operations. Our market making operations executed 3.9 million trades compared to 4.6 million trades executed in the prior year quarter. In addition, market making options and futures contract volumes decreased 15% and 18%, respectively, while stock share volumes increased 6%, compared to the prior year quarter.

Net interest income, for the current quarter, increased $2 million, or 29%, compared to the prior year quarter, to $9 million.

Other income, for the current quarter, increased $2 million, or 67%, compared to the prior year quarter, to $5 million, mainly due to higher dividend income from investments, partially offset by lower recovery of costs related to the sale of our U.S. options market making operations to Two Sigma Securities, LLC.

Non-interest expenses, for the current quarter, decreased $4 million, or 31%, compared to the prior year quarter, to $9 million. Within non-interest expenses, general and administrative expenses decreased $3 million, or 60%, and employee compensation and benefits expense decreased $1 million, or 25%, as we continue to wind down our options market making operations. As a percentage of total net revenues, non-interest expenses were 45% for the current quarter and 59% for the prior year quarter.

Income before income taxes, for the current quarter, increased $2 million, compared to the prior year quarter, to $11 million.

Six Months Ended June 30, 2019 (“current six-month period”) compared to the Six Months Ended June 30, 2018 (“prior year six-month period”)

Market making total net revenues, for the current six-month period, decreased $8 million, or 19%, compared to the prior year six-month period, to $35 million, due to lower trading gains.

Trading gains, for the current six-month period, decreased $12 million, or 48%, compared to the prior year six-month period, to $13 million, on the remaining market making operations. Our market making operations executed 8.2 million trades compared to 9.0 million trades executed in the prior year six-month period. In addition, market making options and futures contract volumes decreased 14% and 25%, respectively, while stock share volumes increased 3%, compared to the prior year six-month period.

Net interest income, for the current six-month period, increased $3 million, or 23%, compared to the prior year six-month period, to $16 million.

Other income, for the current six-month period, increased $1 million, or 20%, compared to the prior year six-month period, to $6 million, mainly due to higher dividend income from investments, partially offset by lower recovery of costs related to the sale of our U.S. options market making operations to Two Sigma Securities, LLC.

Non-interest expenses, for the current six-month period, decreased $7 million, or 28%, compared to the prior year six-month period, to $18 million. Within non-interest expenses, general and administrative expenses decreased $4 million, or 44%, compared to the prior year six-month period; execution, clearing and distribution fees decreased $2 million, or 22%, on lower trading volumes in options and futures; and employee compensation and benefits expense decreased $1 million, or 14%, compared to the prior year quarter, as we continue to wind down our options market making operations. As a percentage of total net revenues, non-interest expenses were 51% for the current six-month period and 58% for the prior year six-month period.

Income before income taxes, for the current six-month period, decreased $1 million, compared to the prior year six-month period, to $17 million.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consists of investments of customer funds, collateralized receivables arising from customer-related and proprietary securities transactions, and exchange-listed marketable securities, which are marked-to-market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed and, to a lesser extent, securities purchased under agreements to resell, and receivables from clearing houses for settlement of securities transactions. As of June 30, 2019, total assets were $66.0 billion of which approximately $65.4 billion, or 99.1%, were considered liquid.

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

Liability balances, as of June 30, 2019, in connection with securities loaned and short-term borrowings were lower than their respective average monthly balances during the current quarter and our payables to customers were higher than the average monthly balance during the current quarter.

Cash and cash equivalents held by our non-U.S. operating companies as of June 30, 2019 were $822 million ($769 million as of December 31, 2018). These funds are primarily intended to finance each individual operating company’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. As of June 30, 2019, we had no intention to repatriate further amounts from non-U.S. operating companies. With the enactment of the Tax Cuts and Jobs Act, we recognized a liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries. As a result, in the event dividends were to be paid to the Company in the future by a non-U.S. operating company, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 14% to $7.6 billion as of June 30, 2019 from $6.7 billion as of June 30, 2018. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(in millions)
Net cash provided by operating activities	$2,045	$2,132
Net cash used in investing activities	(62)	(36)
Net cash used in financing activities	(116)	(119)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	14	(70)
Increase in cash, cash equivalents, and restricted cash	$1,881	$1,907

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

Six Months Ended June 30, 2019: Our cash, cash equivalents and restricted cash (i.e., cash and cash equivalents that are subject to withdrawal or usage restrictions) increased by $1,881 million to $12.0 billion for the six months ended June 30, 2019. We raised $2,045 million in net cash from operating activities. We used net cash of $178 million in our investing and financing activities, primarily for distributions to noncontrolling interests and dividends paid to our common stockholders. Investing activities mainly consisted of purchases of other investments and property, equipment and intangible assets.

Six Months Ended June 30, 2018: Our cash, cash equivalents, and restricted cash increased by $1,097 million to $10.2 billion for the six months ended June 30, 2018. We raised $2,132 million in net cash from operating activities. We used net cash of $155 million in our investing and financing activities, primarily for distributions to noncontrolling interests, dividends paid to our common stockholders, and payments made under the Tax Receivable Agreement, partially offset by higher short-term borrowings. Investing activities mainly consisted of a strategic investment and purchases of property, equipment and intangible assets

Regulatory Capital Requirements

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

As of June 30, 2019, aggregate excess regulatory capital for all of the operating companies was $6.3 billion, and all of the operating companies were in compliance with their respective regulatory capital requirements.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$5,432	$423	$5,009
TH LLC	51	—	51
IBKRFS	586	91	495
Other regulated Operating Companies	859	129	730
	$6,928	$643	$6,285

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were approximately $45 million and $15 million for the six months ended June 30, 2019 and 2018, respectively. In the future, we plan to meet capital expenditure needs with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

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

As of June 30, 2019, no other definitive agreements with respect to any material acquisition existed.

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

We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and as such, consolidate IBG LLC’s financial results into our financial statements. We hold approximately 18.5% ownership interest in IBG LLC. Holdings holds approximately 81.5% ownership interest in IBG LLC. Our current share of IBG LLC’s net income is approximately 18.5%.

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

As of June 30, 2019, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, the opinion of management is that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period. As of June 30, 2019 and December 31, 2018, reserves provided for potential losses related to litigation matters were not material.

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

Recently Issued Accounting Pronouncements

Following is a summary of recently issued FASB Accounting Standards Updates (“ASUs”) that may affect our condensed consolidated financial statements:

	Affects	Status

ASU 2016-13	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.	Effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods.
ASU 2017-04	Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.	Effective for fiscal years beginning after December 15, 2019.
ASU 2018-13	Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.	Effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods.
ASU 2018-15	Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.	Effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods.
ASU 2019-04	Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.	Effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods.
ASU 2019-05	Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief.	Effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods.

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

Foreign Currency Exposure

As a result of our international activities and accumulated earnings in our foreign subsidiaries, our income and net worth is exposed to fluctuations in foreign exchange rates. For example, our European operations and some of our Asian operations are conducted by our Swiss subsidiary, IBKRFS. IBKRFS is regulated by the Swiss Financial Market Supervisory Authority as a securities dealer and its financial statements are presented in Swiss francs. Accordingly, IBKRFS is exposed to certain foreign exchange risks as described below:

•IBKRFS buys and sells securities denominated in various currencies and carries bank balances and borrows and lends such currencies in its regular course of business. At the end of each accounting period, IBKRFS’ assets and liabilities are revalued into Swiss francs for presentation in its financial statements. The resulting foreign currency gains or losses are reported in IBKRFS’ income statement and, as translated into U.S. dollars for U.S. GAAP purposes, in our condensed consolidated statement of comprehensive income, as a component of other income.

•IBKRFS’ financial statements are presented in Swiss francs (i.e., its functional currency) as noted above. At the end of each accounting period, IBKRFS’ net worth is translated at the then prevailing exchange rate into U.S. dollars and the resulting translation gain or loss is reported as OCI in our condensed consolidated statement of financial condition and condensed consolidated statement of comprehensive income. OCI is also produced by our other non-U.S. subsidiaries.

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

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL increased from $ 0.972 to $ 0.968, or 0.41%, as of June 30, 2019 compared to June 30, 2018. As of June 30, 2019, approximately 30% of our equity was denominated in currencies other than the U.S. dollar.

The table below shows a comparison of the U.S. dollar equivalent of the GLOBAL as of June 30, 2019 and 2018.

		As of 6/30/2018				As of 6/30/2019
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.68	1.0000	0.680	70.0%	$4,689	1.0000	0.680	70.3%	$5,355	0.3%
EUR	0.09	1.1685	0.105	10.8%	725	1.1370	0.102	10.6%	806	-0.2%
JPY	4.41	0.0090	0.040	4.1%	275	0.0093	0.041	4.2%	322	0.1%
GBP	0.02	1.3209	0.026	2.7%	182	1.2698	0.025	2.6%	200	-0.1%
HKD	0.14	0.1275	0.018	1.8%	123	0.1280	0.018	1.9%	141	0.0%
INR	1.10	0.0146	0.016	1.7%	111	0.0145	0.016	1.6%	126	0.0%
CHF	0.02	1.0093	0.020	2.1%	139	1.0243	0.020	2.1%	161	0.0%
CAD	0.02	0.7614	0.015	1.6%	105	0.7638	0.015	1.6%	120	0.0%
CNH	0.10	0.1507	0.015	1.6%	104	0.1456	0.015	1.5%	115	0.0%
AUD	0.02	0.7408	0.015	1.5%	102	0.7022	0.014	1.5%	110	-0.1%
MXN	0.17	0.0502	0.009	0.9%	59	0.0520	0.009	0.9%	70	0.0%
SEK	0.05	0.1118	0.006	0.6%	39	0.1077	0.005	0.6%	42	0.0%
NOK	0.03	0.1228	0.004	0.4%	25	0.1172	0.004	0.4%	28	0.0%
DKK	0.02	0.1568	0.003	0.3%	22	0.1523	0.003	0.3%	24	0.0%
			0.972	100.0%	$6,700		0.968	100.0%	$7,620	0.0%

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

Interest Rate Risk

We had no variable-rate debt outstanding as of June 30, 2019.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies, on cash balances above $10 thousand (or equivalent) in securities accounts. In a normal rate environment, we typically invest a portion of these funds in U.S. government securities with maturities of up to two years. If interest rates were to increase rapidly and substantially, our net interest income would not increase proportionally with the interest rates for the portion of the funds invested in the U.S. government securities with fixed yields. In addition, the mark-to-market changes in the value of these fixed rate securities will be reflected in other income, instead of net interest income. Based on customer balances and investments outstanding as of June 30, 2019, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $14 million over the first year and $20 million on an annualized basis, assuming the full effect of reinvestment at higher rates. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Based on customer balances and investments outstanding as of June 30, 2019, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $15 million over the first year and $20 million on an annualized basis, assuming the full effect of reinvestment at lower rates.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of June 30, 2019, we had $25.9 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

We have a comprehensive policy implemented in accordance with regulatory standards to assess and monitor the suitability of investors to engage in various trading activities. To mitigate our risk, we also continuously monitor customer accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us.

Our credit exposure is to a great extent mitigated by our policy of automatically evaluating each account throughout the trading day and closing out positions automatically for accounts that are found to be under-margined. While this methodology is effective in most situations, it may not be effective in situations where no liquid market exists for the relevant securities or commodities or where, for any reason, automatic liquidation for certain accounts has been disabled. Our Risk Management Committee continuously monitors and evaluates our risk management policies, including the implementation of policies and procedures to enhance the detection and prevention of these type of events to mitigate margin loan losses.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on February 28, 2019 except as updated by this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 in Note 13 to the unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in under Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 28, 2019 except as updated by this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 in the second paragraph below.

Regulatory and legal uncertainties could harm our business. The securities and derivatives businesses are heavily regulated. Firms in financial service industries have been subject to an increasingly regulated environment over recent years, and penalties and fines sought by regulatory authorities have increased accordingly. This regulatory and enforcement environment has created uncertainty with respect to various types of transactions that historically had been entered into by financial services firms and that were generally believed to be permissible and appropriate. Our broker-dealer subsidiaries are subject to regulations in the U.S. and abroad covering all aspects of their business. Regulatory bodies include, among others, in the U.S., the SEC, FINRA, the Board of Governors of the Federal Reserve System, the Chicago Board Options Exchange, the Chicago Mercantile Exchange, the CFTC, and the National Futures Association; in Canada, the Investment Industry Regulatory Organization of Canada and various Canadian securities commissions; in the United Kingdom, the Financial Conduct Authority; in Switzerland, the Swiss Financial Market Supervisory Authority; in India, the Securities and Exchange Board of India; in Hong Kong, the Securities and Futures Commission; in Australia, the Australian Securities and Investment Commission; and in Japan, the Financial Supervisory Agency and the Japan Securities Dealers Association. Our mode of operation and profitability may be directly affected by additional legislation, changes in rules promulgated by various domestic and foreign government agencies and self-regulatory organizations that oversee our businesses, and changes in the interpretation or enforcement of existing laws and rules, including the potential imposition of transaction taxes. Noncompliance with applicable laws or regulations could result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market or the revocation or limitation of licenses. Noncompliance with applicable laws or regulations could adversely affect our reputation, prospects, revenues and earnings. In addition, changes in current laws or regulations or in governmental policies could adversely affect our business, financial condition and results of operations. While we do not believe that the outcome of these uncertainties will have a materially adverse effect on our financial results, the financial impact of regulatory and legal uncertainties cannot be predicted.

We are subject to regulatory oversight and examination by numerous governmental and self-regulatory authorities and are currently providing information to certain of such authorities, including FINRA, the SEC, the CFTC and the United States Department of Justice, and cooperating with those authorities. We believe that the regulators are focused on compliance practices, including anti money laundering and Bank Secrecy Act practices. We periodically review these practices to make them more robust and to keep pace with changing regulatory standards, and we have been enhancing and augmenting our procedures and personnel in these areas over the past several years. The outcome of the examinations and inquiries currently in progress cannot be predicted. While we do not believe that the outcome of the current examinations and inquiries will have a materially adverse effect on our financial results, the outcome of those examinations and inquiries cannot be predicted.

Domestic and foreign stock exchanges, other self-regulatory organizations and state and foreign securities commissions can censure, fine, issue cease-and-desist orders, suspend or expel a broker-dealer or any of its officers or employees. Our ability to comply with all applicable laws and rules is largely dependent on our internal systems to ensure compliance, as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions in the future due to claimed noncompliance, which could have a material adverse effect on our business, financial condition and results of operations. To continue to operate and to expand our services internationally, we may have to comply with the regulatory controls of each country in which we conduct, or intend to conduct business, the requirements of which may not be clearly defined. The varying compliance requirements of these different regulatory jurisdictions, which are often unclear, may limit our ability to continue existing international operations and further expand internationally.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of the stock repurchase activity for the Company’s second quarter is as follows:

				Total Number	Maximum
				of Shares	Number of Shares that
		Total Number of	Average	Purchased as Part of	May yet be Purchased
		Shares	Price Paid	Publicly Announced	Under the
Period		Purchased	per Share	Plans or Programs	Plans or Programs

May 1 - May 31	Employee Transactions (1)	485,671	55.97	N/A	N/A

(1)All shares were repurchased from employees who elected to have shares withheld to satisfy their tax withholding obligations related to the May 9, 2019 vesting of the amended 2007 Stock Incentive Plan. The Company will facilitate the sale of these shares in open market transactions. See Note 10 to the condensed consolidated financial statements in Item 1, Part 1 of this quarterly report on Form 10-Q for more information regarding this plan.

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

The Plan provides employees with two options to pay for their withholding tax obligations, which become due when restricted stock units vest: either (1) reimburse the Company via cash payment, or (2) elect to have IBG LLC withhold a portion of the vesting shares. In the case of employees who elect to have the IBG LLC withhold shares to cover their tax obligations, those shares are transferred to IBG LLC, which in turn, sells those shares in open market transactions to recover the amount paid to the tax authorities on the employees’ behalf. As of June 30, 2019 the Company has sold 485,671 shares of its Class A common stock (with a fair value of $26 million) in open market transactions. The proceeds were used to reimburse the Company for withholding taxes paid by the Company on the employees’ behalf.

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
10.2

Form of Limited Liability Company Operating Agreement of IBG Holdings LLC (filed as Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Company on February 12, 2007).**

10.3

Exchange Agreement by and among Interactive Brokers Group, Inc., IBG Holdings LLC, IBG LLC and the Members of IBG LLC (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2009 filed by the Company on November 11, 2009).**

10.4

Tax Receivable Agreement by and between Interactive Brokers Group, Inc. and IBG Holdings LLC (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**

10.5

Interactive Brokers Group, Inc. 2007 Stock Incentive Plan, as of April 19, 2018. (filed as exhibit 10.9 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2018, filed by the Company on August 8, 2018). **+

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

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Condensed Consolidated Financial Statements tagged in detail levels 1-4.

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

Date: August 8, 2019