Form 10-Q
period 2019-09-30
Interactive Brokers Group, Inc.
filed 2019-11-12
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Title of each class	Trading Symbol	Name of the exchange on which registered
Common Stock, par value $.01 per share	IBKR	The Nasdaq Global Select Market

As of November 7, 2019, 76,748,874 shares of the issuer’s Class A common stock, par value $0.01 per share, and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, were outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

i

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	September 30,	December 31,
(in millions, except share amounts)	2019	2018
Assets
Cash and cash equivalents	$3,035	$2,597
Cash - segregated for regulatory purposes	8,794	7,503
Securities - segregated for regulatory purposes	21,246	15,595
Securities borrowed	4,010	3,331
Securities purchased under agreements to resell	1,391	1,242
Financial instruments owned, at fair value
Financial instruments owned	1,694	1,931
Financial instruments owned and pledged as collateral	189	188
Total financial instruments owned, at fair value	1,883	2,119
Receivables
Customers, less allowance for doubtful accounts of $85 and $42 as of September 30, 2019 and December 31, 2018	25,970	27,017
Brokers, dealers and clearing organizations	868	706
Interest	131	141
Total receivables	26,969	27,864
Other assets	476	296
Total assets	$67,804	$60,547
Liabilities and equity
Short-term borrowings	$15	$17
Securities loaned	3,955	4,037
Financial instruments sold, but not yet purchased, at fair value	977	681
Payables
Customers	54,474	47,993
Brokers, dealers and clearing organizations	245	298
Affiliate	141	171
Accounts payable, accrued expenses and other liabilities	307	153
Interest	37	41
Total payables	55,204	48,656
Total liabilities	60,151	53,391
Commitments, contingencies and guarantees (see Note 13)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share
Class A – Authorized - 1,000,000,000, Issued - 76,878,300 and 75,230,400 shares, Outstanding – 76,748,852 and 75,100,952 shares as of September 30, 2019 and December 31, 2018	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of September 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	930	898
Retained earnings	484	390
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of September 30, 2019 and December 31, 2018	(7)	(4)
Treasury stock, at cost, 129,448 and 129,448 shares as of September 30, 2019 and December 31, 2018	(3)	(3)
Total stockholders’ equity	1,405	1,282
Noncontrolling interests	6,248	5,874
Total equity	7,653	7,156
Total liabilities and equity	$67,804	$60,547

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share or per share amounts)	2019	2018	2019	2018
Revenues
Commissions	$187	$167	$538	$572
Interest income	468	363	1,308	1,007
Trading gains	7	7	20	32
Other income (loss)	(19)	21	83	121
Total revenues	643	558	1,949	1,732
Interest expense	177	119	512	321
Total net revenues	466	439	1,437	1,411
Non-interest expenses
Execution, clearing and distribution fees	68	57	192	196
Employee compensation and benefits	67	63	213	201
Occupancy, depreciation and amortization	15	12	43	35
Communications	7	7	19	20
General and administrative	30	25	80	70
Customer bad debt	(2)	(1)	45	2
Total non-interest expenses	185	163	592	524
Income before income taxes	281	276	845	887
Income tax expense	20	18	50	52
Net income	261	258	795	835
Less net income attributable to noncontrolling interests	225	219	678	709
Net income available for common stockholders	$36	$39	$117	$126

Earnings per share
Basic	$0.46	$0.52	$1.54	$1.73
Diluted	$0.45	$0.51	$1.52	$1.71
Weighted average common shares outstanding
Basic	76,742,789	74,649,469	75,910,080	72,879,007
Diluted	77,348,976	75,360,089	76,646,487	73,745,640

Comprehensive income
Net income available for common stockholders	$36	$39	$117	$126
Other comprehensive income
Cumulative translation adjustment, before income taxes	(6)	(1)	(3)	(14)
Income taxes related to items of other comprehensive income	—	—	—	(1)
Other comprehensive income (loss), net of tax	(6)	(1)	(3)	(13)
Comprehensive income available for common stockholders	$30	$38	$114	$113

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$225	$219	$678	$709
Other comprehensive income - cumulative translation adjustment	(22)	(2)	(11)	(60)
Comprehensive income attributable to noncontrolling interests	$203	$217	$667	$649

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in millions)	2019	2018
Cash flows from operating activities
Net income	$795	$835
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	17	19
Depreciation and amortization	21	18
Amortization of right-of-use assets	15	—
Employee stock plan compensation	43	42
Unrealized (gain) loss on other investments, net	(22)	—
Bad debt expense	45	2
Impairment loss	1	1
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	(5,651)	853
Securities borrowed	(679)	(594)
Securities purchased under agreements to resell	(149)	1,704
Financial instruments owned, at fair value	250	567
Receivables from customers	1,002	(1,094)
Other receivables	(153)	(24)
Other assets	(148)	7
Securities loaned	(82)	(610)
Securities sold under agreements to repurchase	—	(1,316)
Financial instruments sold, but not yet purchased, at fair value	296	148
Payable to customers	6,481	2,275
Other payables	96	(69)
Net cash provided by operating activities	2,178	2,764
Cash flows from investing activities
Purchases of other investments	(19)	(21)
Distributions received and proceeds from sales of other investments	4	1
Purchase of property, equipment and intangible assets	(62)	(23)
Net cash used in investing activities	(77)	(43)
Cash flows from financing activities
Short-term borrowings, net	(2)	13
Dividends paid to stockholders	(23)	(22)
Distributions from IBG LLC to noncontrolling interests	(303)	(299)
Repurchases of common stock for employee tax withholdings under stock incentive plans	(27)	(45)
Proceeds from the sale of treasury stock	26	40
Payments made under the Tax Receivable Agreement	(29)	(28)
Net cash used in financing activities	(358)	(341)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(14)	(74)
Net increase in cash, cash equivalents, and restricted cash	1,729	2,306
Cash, cash equivalents, and restricted cash at beginning of period	10,100	8,279
Cash, cash equivalents, and restricted cash at end of period	$11,829	$10,585
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	3,035	3,062
Cash segregated for regulatory purposes	8,794	7,523
Cash, cash equivalents, and restricted cash at end of period	$11,829	$10,585
Supplemental disclosures of cash flow information
Cash paid for interest	$515	$308
Cash paid for taxes, net	$41	$35
Cash paid for amounts included in lease liabilities	$15	$—
Non-cash financing activities
Issuance of common stock in exchange of member interests in IBG LLC	$1	$94
Redemption of member interests from IBG Holdings LLC	$(1)	$(94)
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$24	$28
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(24)	$(28)
Non-cash distributions to noncontrolling interests	$—	$(11)

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Nine Months Ended September 30, 2019

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2019	75,230,400	$1	$898	$(3)	$390	$(4)	$1,282	$5,874	$7,156
Common stock distributed pursuant to stock incentive plans	905						—		—
Compensation for stock grants vesting in the future			3				3	13	16
Dividends paid to stockholders					(8)		(8)		(8)
Distributions from IBG LLC to noncontrolling interests							—	(60)	(60)
Comprehensive income					49	(1)	48	274	322
Balance, March 31, 2019	75,231,305	$1	$901	$(3)	$431	$(5)	$1,325	$6,101	$7,426
Common stock distributed pursuant to stock incentive plans	1,625,479						—		—
Compensation for stock grants vesting in the future			2				2	12	14
Repurchases of common stock for employee tax withholdings under stock incentive plans				(27)			(27)		(27)
Sales of treasury stock				27			27	(1)	26
Dividends paid to stockholders					(7)		(7)		(7)
Distributions from IBG LLC to noncontrolling interests							—	(38)	(38)
Adjustments for changes in proportionate ownership in IBG LLC			24				24	(24)	—
Comprehensive income					32	4	36	190	226
Balance, June 30, 2019	76,856,784	$1	$927	$(3)	$456	$(1)	$1,380	$6,240	$7,620
Issuance of common stock in follow-on offering	21,075						—		—
Common stock distributed pursuant to stock incentive plans	441						—		—
Compensation for stock grants vesting in the future			3				3	10	13
Dividends paid to stockholders					(8)		(8)		(8)
Distributions from IBG LLC to noncontrolling interests							—	(205)	(205)
Comprehensive income					36	(6)	30	203	233
Balance, September 30, 2019	76,878,300	$1	$930	$(3)	$484	$(7)	$1,405	$6,248	$7,653

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Nine Months Ended September 30, 2018

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2018	71,609,049	$1	$832	$(3)	$251	$9	$1,090	$5,343	$6,433
Common stock distributed pursuant to stock incentive plans	1,532						—		—
Compensation for stock grants vesting in the future			2				2	12	14
Dividends paid to stockholders					(7)		(7)		(7)
Distributions from IBG LLC to noncontrolling interests							—	(61)	(61)
Comprehensive income					46	1	47	280	327
Balance, March 31, 2018	71,610,581	$1	$834	$(3)	$290	$10	$1,132	$5,574	$6,706
Common stock distributed pursuant to stock incentive plans	2,063,810						—		—
Compensation for stock grants vesting in the future			3				3	12	15
Repurchases of common stock for employee tax withholdings under stock incentive plans				(45)			(45)		(45)
Sales of treasury stock				45	(1)		44	(4)	40
Dividends paid to stockholders					(7)		(7)		(7)
Distributions from IBG LLC to noncontrolling interests							—	(189)	(189)
Adjustments for changes in proportionate ownership in IBG LLC			28				28	(28)	—
Comprehensive income					41	(13)	28	152	180
Balance, June 30, 2018	73,674,391	$1	$865	$(3)	$323	$(3)	$1,183	$5,517	$6,700
Issuance of common stock in follow-on offering	1,537,727		25				25	(25)	—
Common stock distributed pursuant to stock incentive plans	14,770						—		—
Compensation for stock grants vesting in the future			2				2	11	13
Deferred tax benefit retained - follow-on offering			3				3		3
Dividends paid to stockholders					(8)		(8)		(8)
Distributions from IBG LLC to noncontrolling interests							—	(60)	(60)
Comprehensive income					39	(1)	38	217	255
Balance, September 30, 2018	75,226,888	$1	$895	$(3)	$354	$(4)	$1,243	$5,660	$6,903

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.   Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 18.5% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker specializing in executing and clearing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 125 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Switzerland, India, China (Hong Kong and Shanghai), Japan, and Australia. As of September 30, 2019, the Company had 1,581 employees worldwide.

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

During the nine months ended September 30, 2019 and 2018, the Company did not incur any additional restructuring costs.

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

Cash and Securities - Segregated for Regulatory Purposes

As a result of customer activities, certain Operating Companies are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which have been promulgated to protect customer assets. Securities segregated for regulatory purposes consisted of U.S. government securities of $3.8 billion and $4.2 billion as of September 30, 2019 and December 31, 2018, respectively, and securities purchased under agreements to resell consisted of U.S. government securities in the amount of $17.5 billion and $11.4 billion as of September 30, 2019 and December 31, 2018, respectively, which amounts approximate fair value. Restricted cash represents cash and cash equivalents that are subject to withdrawal or usage restrictions. Cash segregated for regulatory purposes meets the definition of restricted cash and is included in “cash, cash equivalents and restricted cash” in the condensed consolidated statements of cash flows.

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

Investments accounted for under the equity method, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of the Company’s initial investment and are adjusted each period for the Company’s share of the investee’s income or loss. The Company’s share of the income or losses from equity method investments is included in other income in the condensed consolidated statements of comprehensive income. The recorded amounts of the Company’s equity method investments of $22 million and $23 million as of September 30, 2019 and December 31, 2018, respectively, which are included in other assets in the condensed consolidated statements of financial condition, increase or decrease accordingly. Contributions paid to and distributions received from equity method investees are recorded as additions or reductions, respectively, to the respective investment balance.

Investments in equity securities that do not qualify for equity method accounting and do not have readily determinable fair values are recorded at historical cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The recorded amounts of the Company’s investments in such equity securities of $5 million and $25 million as of September 30, 2019 and December 31, 2018, respectively, are included in other assets in the condensed consolidated statements of financial condition. Investments in equity securities that do not qualify for equity method accounting and have readily determinable fair values are recorded at fair value. The recorded amount of the Company’s investment in such equity securities of $43 million as of September 30, 2019 is included in other assets in the condensed consolidated statements of financial condition. The Company did not have any such investments as of December 31, 2018. Dividends received from

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

these investments are included in other income in the condensed consolidated statements of comprehensive income when such dividends are received.

The Company also holds exchange memberships and investments in equity securities of certain exchanges, as required to qualify as a clearing member. Such investments of $3 million and $5 million as of September 30, 2019 and December 31, 2018, respectively, are recorded at cost less impairment, and are included in other assets in the condensed consolidated statements of financial condition. Dividends received from these investments are included in other income in the condensed consolidated statements of comprehensive income when such dividends are received.

A judgmental aspect of accounting for investments is evaluating whether a decline in the value of an investment has occurred. The evaluation of an impairment is dependent on specific quantitative and qualitative factors and circumstances surrounding an investment, including recurring operating losses, credit defaults and subsequent rounds of financing. Most of the Company’s equity investments do not have readily determinable market values. All investments are reviewed for changes in circumstances or occurrence of events that suggest the Company’s investment may not be recoverable. An impairment loss, if any, is recognized in the period the determination is made.

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

Leases

On January 1, 2019, the Company adopted FASB ASC Topic 842, “Leases,” (“ASC Topic 842”) which requires that a lessee recognize in the statement of financial condition a lease liability and a corresponding right-of-use asset, including for those leases that the Company had classified as operating leases. The right-of-use asset and the lease liability were initially measured using the present value of the remaining lease payments. ASC Topic 842 was implemented using a modified retrospective approach which resulted in no cumulative-effect adjustment in the opening balance of retained earnings as of January 1, 2019. As a result, the condensed consolidated statement of financial condition prior to January 1, 2019 was not restated and continues to be reported under FASB ASC Topic 840, “Leases,” (“ASC Topic 840”), which did not require the recognition of a right-of-use asset or lease liability for operating leases. As permitted under ASC Topic 842, the Company adopted the following practical expedients: (1) not to reassess whether an expired or non-lease contract that commenced before January 1, 2019 contained an embedded lease, (2) not to reassess the classification of existing leases, (3) not to determine whether initial direct costs related to existing leases should be capitalized under ASC Topic 842, and (4) not to separate lease and non-lease components.

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
ASU 2019-07

Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases N. 33-10532, Disclosure Update and Simplification, Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates.

Effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods.

Adoption of the ASUs that became effective during 2018 and 2019, prior to the issuance of the Company’s condensed consolidated financial statements, had no material effect on these financial statements, except as described in the notes to these financial statements.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses which replaces the current incurred loss impairment guidance and establishes a single allowance framework for financial assets that are carried at amortized cost. ASU 2016-13 stipulates that the allowance must reflect management’s estimate of credit losses over the life of the financial assets taking future economic changes into account, and requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. The Company continues to assess the impact of this ASU on its consolidated financial statements and any changes required to existing systems, policies and controls.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of September 30, 2019, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.   Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of September 30, 2019.

	IBG, Inc.	Holdings	Total
Ownership %	18.5%	81.5%	100.0%
Membership interests	76,748,855	338,670,642	415,419,497

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

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of September 30, 2019 and December 31, 2018, 1,000,000,000 shares of Class A common stock were authorized, of which 76,878,300 and 75,230,400 shares have been issued; and 76,748,852 and 75,100,952 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of September 30, 2019 and December 31, 2018, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares were issued or outstanding as of September 30, 2019 and December 31, 2018, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of September 30, 2019 and December 31, 2018, the unamortized balance of these deferred tax assets was $124 million and $140 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid-in capital arising from stock offerings from the date of the IPO through September 30, 2019 were $501 million, $426 million, and $75 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $188 million through September 30, 2019 pursuant to the terms of the Tax Receivable Agreement.

The Exchange Agreement, as amended, provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from Holdings, which could result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, members of Holdings are able to request redemption of their interests.

At the time of IBG, Inc.’s IPO in 2007, three hundred sixty (360) million shares of authorized common stock were reserved for future sales and redemptions. From 2008 through 2010, Holdings redeemed 5,013,259 IBG LLC interests with a total value of $114 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption these IBG LLC interests were retired. From 2011 through 2018, IBG, Inc. issued 15,396,082 shares of common stock (with a fair value of $505 million) directly to Holdings in exchange for an equivalent number of member interests in IBG LLC.

As a consequence of these redemption transactions, and distribution of shares to employees (see Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 18.5%, with Holdings owning the remaining 81.5% as of September 30, 2019. The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 89.6% as of September 30, 2019.

On July 26, 2019, the Company filed a Prospectus Supplement on Form 424B5 (File Number 333-219552) with the SEC to issue 21,075 shares of common stock (with a fair value of $1 million) in exchange for an equivalent number of shares of member interests in IBG LLC. This issuance of shares slightly increased the Company’s ownership in IBG LLC.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On October 7, 2019, the Company filed a Prospectus Supplement on Form 424B (File Number 333-219552) with the SEC to register up to 1,000,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of an offer to receive such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform, increase assets held with the Company’s brokerage business and enhance customer loyalty. Assuming all shares are issued, IBG Inc.’s interest in IBG LLC would increase from 18.5% to 18.7%.

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except share or per share amounts)
Basic earnings per share
Net income available for common stockholders	$36	$39	$117	$126
Weighted average shares of common stock outstanding
Class A	76,742,689	74,649,369	75,909,980	72,878,907
Class B	100	100	100	100
	76,742,789	74,649,469	75,910,080	72,879,007
Basic earnings per share	$0.46	$0.52	$1.54	$1.73

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except share or per share amounts)
Diluted earnings per share
Net income available for common stockholders	$36	$39	$117	$126
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	76,742,689	74,649,369	75,909,980	72,878,907
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	606,187	710,620	736,407	866,633
Class B	100	100	100	100
	77,348,976	75,360,089	76,646,487	73,745,640
Diluted earnings per share	$0.45	$0.51	$1.52	$1.71

Member Distributions and Stockholder Dividends

During the nine months ended September 30, 2019, IBG LLC made distributions totaling $371 million, to its members, of which IBG, Inc.’s proportionate share was $68 million. In March, June and September 2019, the Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $8 million, $7 million and $8 million, respectively.

On October 15, 2019, the Company declared a cash dividend of $0.10 per common share, payable on December 13, 2019 to stockholders of record as of November 29, 2019.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5.   Comprehensive Income

The following table presents comprehensive income and earnings per share on comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$30	$38	$114	$113

Earnings per share on comprehensive income
Basic	$0.39	$0.51	$1.50	$1.55
Diluted	$0.39	$0.50	$1.49	$1.54
Weighted average common shares outstanding
Basic	76,742,789	74,649,469	75,910,080	72,879,007
Diluted	77,348,976	75,360,089	76,646,487	73,745,640

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

6.   Financial Assets and Financial Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy (see Note 2), financial assets and liabilities, measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018. As required by ASC Topic 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the respective fair value measurement.

	Financial Assets at Fair Value as of September 30, 2019

	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$3,787	$—	$—	$3,787
Financial instruments owned, at fair value
Stocks	543	—	—	543
Options	1,293	—	—	1,293
Warrants	—	—	—	—
U.S. and foreign government securities	42	—	—	42
Corporate bonds	—	—	3	3
Currency forward contracts	—	2	—	2
Total financial instruments owned, at fair value	1,878	2	3	1,883

Other assets - other investments at fair value	43	—	—	43
Total financial assets at fair value	$5,708	$2	$3	$5,713

	Financial Liabilities at Fair Value as of September 30, 2019
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$467	$—	$—	$467
Options	495	—	—	495
Currency forward contracts	—	15	—	15
Total financial instruments sold, but not yet purchased, at fair value	962	15	—	977
Total financial liabilities at fair value	$962	$15	$—	$977

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Assets at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$4,213	$—	$—	$4,213
Financial instruments owned, at fair value
Stocks	494	—	—	494
Options	1,479	—	—	1,479
Warrants	1	—	—	1
U.S. and foreign government securities	113	—	—	113
Corporate and municipal bonds	—	1	3	4
Currency forward contracts	—	28	—	28
Total financial instruments owned, at fair value	2,087	29	3	2,119
Total financial assets at fair value	$6,300	$29	$3	$6,332

	Financial Liabilities at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$273	$—	$—	$273
Options	404	—	—	404
Currency forward contracts	—	4	—	4
Total financial instruments sold, but not yet purchased, at fair value	677	4	—	681
Total financial liabilities at fair value	$677	$4	$—	$681

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

Level 3 Financial Assets and Financial Liabilities

The Company’s Level 3 financial assets are comprised of delisted and illiquid securities reported within financial instruments owned, at fair value in the condensed consolidated statements of financial condition. As of September 30, 2019, Level 3 financial assets included $3 million in corporate bonds, which were not traded in active markets and were valued by the Company based on internal estimates.

During the nine months ended September 30, 2019 and 2018, no transfers occurred between levels for financial assets and liabilities, at fair value.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Trading Gains from Market Making Transactions

Trading gains and losses from market making transactions reported in the condensed consolidated statements of comprehensive income, by major product type, are comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Equities	$7	$7	$20	$32
Foreign exchange	—	—	—	—
Total trading gains, net	$7	$7	$20	$32

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

Financial Assets and Liabilities Not Measured at Fair Value

The following tables represent the carrying value, fair value, and fair value hierarchy category of certain financial assets and liabilities that are not recorded at fair value in the Company's condensed consolidated statements of financial condition. The following table excludes certain financial instruments such as equity investments and all non-financial assets and liabilities:

	September 30, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$3,035	$3,035	$3,035	$—	$—
Cash - segregated for regulatory purposes	8,794	8,794	8,794	—	—
Securities - segregated for regulatory purposes	17,459	17,459	—	17,459	—
Securities borrowed	4,010	4,010	—	4,010	—
Securities purchased under agreements to resell	1,391	1,391	—	1,391	—
Receivables from customer	25,970	25,970	—	25,970	—
Receivables from broker, dealers, and clearing organizations	868	868	—	868	—
Interest receivable	131	131	—	131	—
Other assets	9	9	—	4	5
Total financial assets, not measured at fair value	$61,667	$61,667	$11,829	$49,833	$5

Financial liabilities, not measured at fair value
Short-term borrowings	$15	$15	$—	$15	$—
Securities loaned	3,955	3,955	—	3,955	—
Payables to customer	54,474	54,474	—	54,474	—
Payables to brokers, dealers and clearing organizations	245	245	—	245	—
Interest payable	37	37	—	37	—
Total financial liabilities, not measured at fair value	$58,726	$58,726	$—	$58,726	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$2,597	$2,597	$2,597	$—	$—
Cash - segregated for regulatory purposes	7,503	7,503	7,503	—	—
Securities - segregated for regulatory purposes	11,382	11,382	—	11,382	—
Securities borrowed	3,331	3,331	—	3,331	—
Securities purchased under agreements to resell	1,242	1,242	—	1,242	—
Receivables from customer	27,017	27,017	—	27,017	—
Receivables from broker, dealers, and clearing organizations	706	706	—	706	—
Interest receivable	141	141	—	141	—
Other assets	5	6	—	6	—
Total financial assets, not measured at fair value	$53,924	$53,925	$10,100	$43,825	$—

Financial liabilities, not measured at fair value
Short-term borrowings	$17	$17	$—	$17	$—
Securities loaned	4,037	4,037	—	4,037	—
Payables to customer	47,993	47,993	—	47,993	—
Payables to brokers, dealers and clearing organizations	298	298	—	298	—
Interest payable	41	41	—	41	—
Total financial liabilities, not measured at fair value	$52,386	$52,386	$—	$52,386	$—

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables set forth the netting of financial assets and of financial liabilities as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$17,459 [1]	$—		$17,459	$(17,459)	$—
Securities borrowed	4,010	—		4,010	(3,856)	154
Securities purchased under agreements to resell	1,391	—		1,391	(1,391)	—
Financial instruments owned, at fair value
Options	1,293	—		1,293	(492)	801
Warrants	—	—		—	—	—
Currency forward contracts	2	—		2	—	2
Total	$24,155	$—		$24,155	$(23,198)	$957

	(in millions)
Offsetting of financial liabilities
Securities loaned	$3,955	$—	$3,955	$(3,720)	$235
Financial instruments sold, but not yet purchased, at fair value
Options	495	—	495	(492)	3
Currency forward contracts	15	—	15	—	15
Total	$4,465	$—	$4,465	$(4,212)	$253

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2018
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$11,382 [1]	$—		$11,382	$(11,382)	$—
Securities borrowed	3,331	—		3,331	(3,199)	132
Securities purchased under agreements to resell	1,242	—		1,242	(1,242)	—
Financial instruments owned, at fair value
Options	1,479	—		1,479	(398)	1,081
Warrants	1	—		1	—	1
Currency forward contracts	28	—		28	—	28
Total	$17,463	$—		$17,463	$(16,221)	$1,242

	(in millions)
Offsetting of financial liabilities
Securities loaned	$4,037	$—	$4,037	$(3,838)	$199
Financial instruments sold, but not yet purchased, at fair value
Options	404	—	404	(398)	6
Currency forward contracts	4	—	4	—	4
Total	$4,445	$—	$4,445	$(4,236)	$209

(1)As of September 30, 2019 and December 31, 2018, the Company had $17.5 billion and $11.4 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

(2)The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 at September 30, 2019 and December 31, 2018.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The following tables present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities loaned
Stocks	$3,888	$—	$—	$—	$3,888
Corporate bonds	66	—	—	—	66
Foreign government securities	1	—	—	—	1
Total securities loaned	$3,955	$—	$—	$—	$3,955

	December 31, 2018
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities loaned
Stocks	$3,970	$—	$—	$—	$3,970
Corporate bonds	65	—	—	—	65
Foreign government securities	2	—	—	—	2
Total securities loaned	$4,037	$—	$—	$—	$4,037

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of September 30, 2019 and December 31, 2018, approximately $26.0 billion and $27.0 billion, respectively, of customer margin loans were outstanding.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the amounts related to collateralized transactions as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)
Securities lending transactions	$28,591	$4,078	$21,412	$3,284
Securities purchased under agreements to resell transactions [1]	18,885	18,081	12,672	11,881
Customer margin assets	26,060	9,707	25,778	6,616
	$73,536	$31,866	$59,862	$21,781

(1)As of September 30, 2019, $17.5 billion or 97% (as of December 31, 2018, $11.4 billion or 96%) of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of September 30, 2019 and December 31, 2018, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

Financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, as of September 30, 2019 and December 31, 2018 are presented in the following table:

	September 30,	December 31,
	2019	2018

	(in millions)
Stocks	$150	$121
U.S. and foreign government securities	39	67
	$189	$188

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

Disaggregation of Revenue

The following table sets forth revenue from contracts with customers by business segment, geographic location, and major types of services for the three months and nine months ended September 30, 2019 and 2018, as follows:

	Three Months Ended September 30, 2019
	Electronic Brokerage	Market Making	Corporate	Total

	(in millions)
Geographic location [1]
United States	$157	$—	$1	$158
International	64	—	—	64
	$221	$—	$1	$222

Major types of services
Commissions	$187	$—	$—	$187
Market data fees [2]	11	—	—	11
Risk exposure fees [2]	4	—	—	4
Payments for order flow [2]	5	—	—	5
Minimum activity fees [2]	7	—	—	7
Other [2]	7	—	1	8
	$221	$—	$1	$222

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2019
	Electronic Brokerage	Market Making	Corporate	Total

	(in millions)
Geographic location [1]
United States	$457	$1	$2	$460
International	183	—	—	183
	$640	$1	$2	$643

Major types of services
Commissions	$538	$—	$—	$538
Market data fees [2]	34	—	—	34
Risk exposure fees [2]	13	—	—	13
Payments for order flow [2]	16	—	—	16
Minimum activity fees [2]	20	—	—	20
Other [2]	19	1	2	22
	$640	$1	$2	$643

	Three Months Ended September 30, 2018
	Electronic Brokerage	Market Making	Corporate	Total

	(in millions)
Geographic location [1]
United States	$144	$1	$—	$145
International	59	—	—	59
	$203	$1	$—	$204

Major types of services
Commissions	$167	$—	$—	$167
Market data fees [2]	12	—	—	12
Risk exposure fees [2]	5	—	—	5
Payments for order flow [2]	6	—	—	6
Minimum activity fees [2]	6	—	—	6
Other [2]	7	1	—	8
	$203	$1	$—	$204

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2018
	Electronic Brokerage	Market Making	Corporate	Total

	(in millions)
Geographic location [1]
United States	$483	$4	$1	$488
International	193	—	—	193
	$676	$4	$1	$681

Major types of services
Commissions	$572	$—	$—	$572
Market data fees [2]	34	—	—	34
Risk exposure fees [2]	20	—	—	20
Payments for order flow [2]	16	—	—	16
Minimum activity fees [2]	16	—	—	16
Other [2]	18	4	1	23
	$676	$4	$1	$681

(1)Based on the location of the subsidiaries in which the revenues are recorded.

(2)Included in other income on the condensed consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $9 million, as of September 30, 2019 and December 31, 2018, respectively, are reported in other assets in the condensed consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized prior to the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in other assets in the condensed consolidated statements of financial condition. As of September 30, 2019 and December 31, 2018, contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. As of September 30, 2019 and December 31, 2018, contract liability balances were not material.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

9.  Other Income

The components of other income for the three months and nine months ended September 30, 2019 and 2018 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Market data fees[1]	$11	$12	$34	$34
Risk exposure fees[1]	4	5	13	20
Payments for order flow[1]	5	6	16	16
Minimum activity fees[1]	7	6	20	16
Other brokerage related fees	7	7	19	18
Gains (losses) on financial instruments, at fair value and other investments, net	(7)	4	49	15
Gains (losses) from currency diversification strategy, net	(47)	(24)	(72)	(7)
Other, net	1	5	4	9
	$(19)	$21	$83	$121

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

10.  Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based Operating Companies who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in employee compensation and benefits expenses in the condensed consolidated statements of comprehensive income were $3 million of plan contributions for each of the nine months ended September 30, 2019 and 2018.

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

(1)Stock Incentive Plan number of granted restricted stock units related to 2018 was adjusted by 640 additional restricted stock units during the nine months ended September 30, 2019.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, no vested awards remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $43 million and $42 million for the nine months ended September 30, 2019 and 2018, respectively. Estimated future compensation costs for unvested awards, net of credits for cancelled awards, as of September 30, 2019 are $27 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the Stock Incentive Plan activity from December 31, 2018 through September 30, 2019:

	Stock
	Incentive Plan
	Units
Balance, December 31, 2018	5,472,706	[1]
Granted	—
Cancelled	(71,829)
Distributed	(1,626,825)
Balance, September 30, 2019	3,774,052

(1)Stock Incentive Plan number of granted restricted stock units related to 2018 was adjusted by 640 additional restricted stock units during the nine months ended September 30, 2019.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company. Through September 30, 2019, a total of 977,214 restricted stock units have been distributed under these post-employment provisions. These distributions are included in the table above.

11.  Income Taxes

Income tax expense for the nine months ended September 30, 2019 and 2018 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC. The income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is generally the obligation of the noncontrolling interests. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

As of and for the nine months ended September 30, 2019 and 2018, the Company had no unrecognized tax and no valuation allowances on deferred tax assets were required. The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of September 30, 2019, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2010, and to non-U.S. income tax examinations for tax years prior to 2008.

As of September 30, 2019, accumulated earnings held by non-U.S. subsidiaries totaled $1.2 billion ($1.1 billion as of December 31, 2018). Of this amount, approximately $0.2 billion ($0.2 billion as of December 31, 2018) is attributable to earnings of the Company’s foreign subsidiaries that are considered “pass-through” entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for U.S. tax purposes and when they are remitted. With respect to certain of these subsidiaries’ accumulated earnings, approximately $0.2 billion and $0.2 billion as of September 30, 2019 and December 31, 2018, respectively, repatriation would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution. The Company has not provided for its proportionate share of these additional foreign taxes as it does not intend to repatriate these earnings in the foreseeable future. For the same reason, the Company has not provided deferred U.S. tax on cumulative translation adjustments associated with these earnings.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

12.  Leases

All of the Company’s leases are classified as operating leases and primarily consist of real estate leases for corporate offices, data centers, and other facilities. As of September 30, 2019, the weighted-average remaining lease term on these leases is approximately nine years and the weighted-average discount rate used to measure the lease liabilities is approximately 4.04%. For the nine months ended September 30, 2019, right-of-use assets obtained under operating leases were $138 million. The Company’s lease agreements do not contain any residual value guarantees, restrictions or covenants.

The following table presents balances reported in the condensed consolidated statements of financial condition related to the Company’s leases:

As of September 30, 2019
(in millions)
Right-of-use assets[1]	$122
Lease liabilities[1]	$126

(1)Right-of-use assets are included in other assets and lease liabilities are included in accounts payable, accrued expenses and other liabilities in the Company’s condensed consolidated statements of financial condition.

The following table presents balances reported in the condensed consolidated statements of comprehensive income related to the Company’s leases:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(in millions)
Operating lease cost	$7	$19
Variable lease cost	1	3
Total lease cost	$8	$22

The following table reconciles the undiscounted cash flows of the Company’s leases as of September 30, 2019 to the present value of its operating lease payments:

September 30, 2019
(in millions)
2019 (remaining)	$5
2020	19
2021	16
2022	16
2023	15
2024	13
Thereafter	69
Total undiscounted operating lease payments	153
Less: imputed interest	(27)
Present value of operating lease liabilities	$126

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s minimum annual lease commitments as of December 31, 2018, in accordance with ASC Topic 840, were as follows:

December 31, 2018
Year	(in millions)
2019	$18
2020	19
2021	16
2022	16
2023	15
Thereafter	83
$167

13.  Commitments, Contingencies and Guarantees

Claims Against Customers

Over an extended period in 2018, a small number of the Company’s brokerage customers had taken relatively large positions in a security listed on a major U.S. exchange. The Company extended margin loans against the security at a conservatively high collateral requirement. In December 2018, within a very short timeframe, this security lost a substantial amount of its value. During the quarter ended March 31, 2019, subsequent price declines in the stock have caused these accounts to fall into deficits, despite the Company’s efforts to liquidate the customers’ positions. For the nine months ended September 30, 2019, the Company has recognized a net aggregate loss of approximately $42 million. The maximum aggregate loss, which would occur if the security’s price fell to zero and none of the debts were collected, would be approximately $51 million. The Company is currently evaluating pursuing the collection of the debts, although debt collection efforts are inherently difficult and uncertain. The ultimate effect of this incident on the Company’s results will depend upon market conditions and the outcome of the Company’s debt collection efforts.

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of September 30, 2019 and 2018, reserves provided for potential losses related to litigation matters were not material.

Trading Technologies Matter

On February 3, 2010, Trading Technologies International, Inc. (“Trading Technologies”) filed a complaint in the U.S. District Court for the Northern District of Illinois, Eastern Division, against IBG LLC and IB LLC (“Defendants”). The complaint, as amended, alleges that the Defendants have infringed and continue to infringe twelve U.S. patents held by Trading Technologies. Trading Technologies is seeking, among other things, unspecified damages and injunctive relief. The Defendants filed an answer to Trading Technologies’ amended complaint, as well as related counterclaims. The Defendants deny Trading Technologies’ claims, assert that the asserted patents are not infringed and are invalid, and assert several other defenses as well.

The asserted patents were the subject of petitions before the United States Patent and Trademark Office (“USPTO”) seeking Covered Business Method Review (“CBM Review”). The USPTO Patent Trial Appeal Board (“PTAB”) found all claims of ten of the twelve asserted patents to be invalid. Of the remaining two patents, 53 of the 56 claims of one patent were held invalid and the other patent survived CBM Review proceedings. Appeals were filed by either Defendants or Trading Technologies on all PTAB determinations.

The United States Court of Appeals for the Federal Circuit vacated the CBM Review determinations of invalidity for four patents, concluding that these patents were not eligible for CBM Review. The District Court trial with respect to the four patents that survived CBM Review is scheduled for May 2020.

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

On September 28, 2016, the District Court issued an order granting the Company’s motion to dismiss the complaint in its entirety, and without providing plaintiff leave to amend. On September 28, 2017, plaintiff appealed to the United States Court of Appeals for the Second Circuit. On September 26, 2018, the Court of Appeals affirmed the dismissal of plaintiff’s claims of breach of contract and commercially unreasonable liquidation but vacated and remanded back to the District Court plaintiff’s claims for negligence. On November 30, 2018, the plaintiff filed a second amended complaint. The Company filed a motion to dismiss the new complaint on January 15, 2019, which was denied on September 30, 2019. The Company is exploring further means to have the case dismissed under Connecticut law. In any event, the Company does not believe that a purported class action is appropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any particular customer’s margin-deficient account. IB LLC and the related defendants intend to continue to defend themselves vigorously against the case and, consistent with past practice in connection with this type of unwarranted action, any potential claims for counsel fees and expenses incurred in defending the case may be fully pursued against the plaintiff.

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

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes for the three months and nine months ended September 30, 2019 and 2018, and total assets as of September 30, 2019 and December 31, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net revenues
Electronic brokerage	$506	$444	$1,435	$1,352
Market making	17	16	52	59
Corporate	(57)	(21)	(50)	—
Total net revenues	$466	$439	$1,437	$1,411
Income before income taxes
Electronic brokerage	$331	$292	$883	$866
Market making	8	7	25	25
Corporate	(58)	(23)	(63)	(4)
Total income before income taxes	$281	$276	$845	$887

	September 30,	December 31,
	2019	2018

	(in millions)
Segment assets
Electronic brokerage	$66,082	$58,631
Market making	2,768	2,736
Corporate	(1,046)	(820)
Total assets	$67,804	$60,547

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company operates its automated global business in the U.S. and international markets on more than 125 electronic exchanges and market centers. A significant portion of the Company’s net revenues are generated by subsidiaries operating outside the U.S. International operations are comprised of electronic brokerage and market making activities in 32 countries in Europe, Asia/Pacific and the Americas (outside the U.S.). The following table presents total net revenues and income before income taxes by geographic area for the three months and nine months ended September 30, 2019 and 2018. The geographic analysis presented below is based on the location of the subsidiaries in which the transactions are recorded. This geographic information does not reflect the way the Company’s business is managed.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net revenues
United States	$346	$346	$1,117	$1,111
International	120	93	320	300
Total net revenues	$466	$439	$1,437	$1,411
Income before income taxes
United States	$222	$237	$717	$762
International	59	39	128	125
Total income before income taxes	$281	$276	$845	$887

15.  Regulatory Requirements

As of September 30, 2019, aggregate excess regulatory capital for all of the Operating Companies was $6.2 billion.

IB LLC, TH LLC and IB Corp are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act, IB LLC is also subject to the CFTC’s minimum financial requirements (Regulation 1.17), and IBKRFS is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement. IBA is subject to the Australian Securities Exchange liquid capital requirement, THC and IBC are subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, IBUK is subject to the United Kingdom Financial Conduct Authority Capital Requirements Directive, IBHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, IBI is subject to the National Stock Exchange of India net capital requirements and IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements. The following table summarizes capital, capital requirements and excess regulatory capital:

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$5,386	$422	$4,964
TH LLC	44	—	44
IBKRFS	572	94	478
Other regulated Operating Companies	828	137	691
	$6,830	$653	$6,177

Regulatory capital requirements could restrict the Operating Companies from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain Operating Companies are subject to other regulatory restrictions and requirements.

As of September 30, 2019, all of the regulated Operating Companies were in compliance with their respective regulatory capital requirements.

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

Included in receivables from and payables to customers in the condensed consolidated statements of financial condition as of September 30, 2019 and December 31, 2018 were accounts receivable from directors, officers and their affiliates of $17 million and $13 million, respectively, and payables of $787 million and $918 million, respectively. The Company may extend credit to these related parties in connection with margin and securities loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

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

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 18.5% of the membership interests of IBG LLC. The remaining approximately 81.5% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned directly and indirectly by our founder, Chairman and Chief Executive Officer, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of September 30, 2019.

	IBG, Inc.	Holdings	Total
Ownership %	18.5%	81.5%	100.0%
Membership interests	76,748,855	338,670,642	415,419,497

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

Electronic Brokerage. We conduct our electronic brokerage business through certain Interactive Brokers (“IB”) subsidiaries. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on our proprietary technology, IB’s systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies, from a single trading account. We offer our customers access to all classes of tradable, primarily exchange-listed products, including stocks, bonds, options, futures, forex and mutual funds traded on more than 125 exchanges and market centers in 33 countries and in 24 currencies seamlessly around the world. The emerging complexity of multiple market centers has provided us with the opportunity of building and continuously adapting our order routing software to secure excellent execution prices.

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

We have expanded the range of financial services we offer our customers through our Integrated Investment Management program, where customers can perform many different types of transactions from a single account. Our Interactive Brokers Debit Mastercard allows customers to spend and borrow directly against their account and to make purchases and ATM withdrawals anywhere Debit Mastercard®1 is accepted around the world. Our Insured Bank Deposit Sweep Program provides customers with up to $2,500,000 of Federal Deposit Insurance Corporation (“FDIC”) insurance on their eligible cash balances in addition to the existing $250,000 Securities Investor Protection Corporation (“SIPC”) coverage, for a maximum coverage of $2,750,000. Bill Pay allows customers to make electronic or check payments in the U.S. It can be configured for one-time or recurring payments and permits customers to schedule future payments. In addition, our customers can now have their paychecks or other recurring payments directly deposited into their brokerage account.

We recently launched our “BET, LEARN, WIN” promotion, a Simulated Sports Betting Exchange that operates as a simulated peer-to-peer market where participants can buy, sell and trade simulated bets on real sporting events. As part of the launch, we are offering the first 2.2 million participants who open a Simulated Betting account $1,000 in virtual currency for trading these contracts. Winnings in Simulated Sports Betting accounts may be converted, by eligible participants, into up to $1,000 of commission credits, on a one-time basis, to be used in an Interactive Brokers brokerage account. This promotion is intended to teach participants about the probabilistic nature of markets, trading and investing and to introduce new customers to the Interactive Brokers platform. The promotion ends on December 31, 2020 or when all awards are distributed, whichever occurs first.

IBKR LiteSM is a new offering that provides unlimited commission-free trades on U.S. exchange-listed stocks and ETFs to certain U.S. customers. IBKR LiteSM was designed to meet the needs of investors who are seeking a simple, commission-free way to trade U.S. exchange-listed stocks and ETFs and do not wish to consider our efforts to obtain greater price improvement through our IB SmartRoutingSM system. The new offering complements Interactive Brokers’ existing service, which has been rebranded IBKR ProSM. New and existing customers now have the ability to select between these two levels of service.

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

Business Environment

During the third quarter of 2019, U.S. market volatility, as measured by the average Chicago Board Options Exchange Volatility Index (“VIX®”), rose 23% over the low volatility seen in the quarter ended September 30, 2018. As has been the case in recent quarters, the index fluctuated over the course of the quarter, reflecting greater geopolitical and economic uncertainty and generating higher trading activity. In contrast, during the prior year quarter, the VIX exhibited a narrower range. Among our customer base,

__________________________

1 Debit Mastercard is a trademark registered to Mastercard International Incorporated Corporation, Delaware, 2000 Purchase Street, Purchase, New York 10577-2405.

volatility is strongly correlated with customer trading activity across product types. With positive customer account and asset growth, we would expect our customers’ trading activity to outpace general market volume measures. In periods with widely rising and falling volatility, as occurred in the current quarter, trading activity may not achieve the rate of growth in our accounts and client assets.

U.S. overnight interest rates fell this quarter as the Federal Reserve cut interest rates twice. Despite the forward yield curve turning flat to inverted during the quarter, we earned more net interest income on interest-sensitive assets as previous-period investments in U.S. Treasury securities with higher rates matured with a lag time to overnight rate cuts.

Equity market indices around the globe were predominantly up in the current quarter, with the S&P 500 index rising 2% year over year, though decreases occurred in some European and Asian markets. Amid a positive equity market environment, customer account growth remained robust, with total customer accounts increasing 16% from the prior year quarter to 666 thousand. Customer equity increased 10% to $156.6 billion as healthy inflows from customers continued, aided by generally rising securities markets, which positively impacted the value of customers’ holdings. Institutional customers, such as hedge funds, mutual funds, introducing brokers, proprietary trading groups and financial advisors, are a growing piece of our business, and comprised approximately 50% of total accounts as of September 30, 2019, versus 51% in the prior year quarter. We continue to attract large customers that seek our superior technology and execution capabilities, high interest rates on cash balances, and low costs, as well as our securities finance services, including margin lending and short sale support.

The following is a summary of the key profit drivers that affect our business and how they compared to the prior year quarter:

Volatility. Average U.S. market volatility, as measured by the VIX, increased 23% versus the prior year quarter. Higher volatility improves our electronic brokerage performance because it generally corresponds to higher trading volumes; and, likewise, lower volatility generally corresponds to lower trading volumes.

Global trading volumes. According to industry data, average daily volumes in U.S. exchange-listed equity-based options rose by 8%, in U.S. futures by 30%, and in U.S. listed cash equities by 20%. As noted above, the third quarter of 2019 showed higher trading activity with higher volatility, compared to the prior year quarter, affecting industry and Company volumes. It is important to note that while U.S. options, futures and cash equities volumes represent most of our volumes and are readily comparable measures, they reflect only a portion of the global volumes that generate our commission revenues. See tables on pages 46-47 of this Quarterly Report on Form 10-Q for additional details regarding our trade volumes, contract and share volumes, and brokerage statistics.

Interest rates. The U.S. Federal Reserve cut the target federal funds rate by 25 basis points twice this quarter, after a series of four 25 basis point hikes in 2018. Rates in other currencies were generally down this quarter versus the prior year quarter. Our interest rates on customer cash balances and margin loans are based on fixed spreads to benchmark rates. Hence, in a falling rate environment, net interest income is typically reduced for interest-sensitive assets, though increases can be generated from rising customer balances and opportunities to invest longer-term when the yield curve is positive.

In light of a flattening, and at times inverted, yield curve, we continued to shorten the duration of our U.S. government securities portfolio. The majority of our segregated cash is invested in U.S. government securities and related instruments, so the increases in rates during 2018, partially offset by the decreases this quarter, increased the interest rate we earned on these balances this quarter, versus the prior year quarter. Our margin balances declined this quarter due, in part, to a market environment in which certain investors chose to take on less risk, versus the prior year quarter. Though the four increases in rates during 2018, partially offset by the two rate decreases this quarter, increased the yield we earned on our U.S. dollar customer margin loans, actual margin loan interest declined slightly as a result of lower balances. Because the interest we pay on customer cash is tied to benchmark rates, falling rates lower the interest we pay on our customer cash balances.

Electronic brokerage net interest income grew 20% in the current quarter, compared to the prior year quarter. Over that time period, average customer credit balances rose 11% due, in part, to an inflow of new accounts, while average customer margin loan balances decreased 11%, primarily due to a market environment in which certain investors chose to take on less risk. U.S. benchmark interest rates were higher in the current quarter versus the prior year quarter, leading to higher rates paid on customer credit balances and higher rates earned on customer margin loans and on segregated cash and securities.

Because we pay among the highest rates in the brokerage industry on qualified customer cash balances, and charge among the lowest rates on margin loans, we attract customers who seek to maximize their yields and minimize their costs. We believe our high yields on qualified cash balances and low rates on margin borrowings are important factors that attract customers to our platform.

Currency fluctuations. As a global electronic broker and market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in proportion to a defined basket of 14 currencies we call the “GLOBAL” to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current quarter the value of the GLOBAL, as measured in U.S. dollars, decreased 0.84% compared to its value as of June 30, 2019, which had a negative impact on our comprehensive earnings for the current quarter.

A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Political uncertainty – Brexit. In March 2017, following a referendum, the United Kingdom (“U.K.”) invoked Article 50 of the Lisbon Treaty thereby notifying the European Union (“E.U.”) of its intention to withdraw from the E.U. The resolution of the terms and conditions of the U.K.’s departure from the E.U., commonly referred to as “Brexit”, has been on-going over the last two years with a current end date of January 31, 2020. The uncertainty of a favorable exit from the E.U. may increase volatility in the global financial markets over the near term and, depending on the final terms of the withdrawal agreement, may negatively impact the manner in which we conduct business in Europe. We conduct business in the E.U. through our U.K. affiliate, Interactive Brokers (U.K.) Limited (“IBUK”). We have sought to address Brexit-related risks by, among other things, applying for appropriate licenses in Europe. Depending on Brexit’s final terms and timing, depending on the status of our E.U. license applications, and depending on how the E.U. and each European jurisdiction treat U.K. investment firms in the wake of a possible “no-deal” Brexit, we could be unable to fully service some E.U. customers for some period of time, although we consider this unlikely.

We continue to monitor the situation and are taking steps to assess and mitigate potential operational, legal and regulatory risks.

Financial Overview

Third Quarter Results: Diluted earnings per share were $0.45 for the quarter ended September 30, 2019 (“current quarter”), compared to diluted earnings per share of $0.51 for the quarter ended September 30, 2018 (“prior year quarter”). The calculation of diluted earnings per share is detailed in Note 4 to the condensed consolidated financial statements, elsewhere in this report.

Diluted earnings per share on comprehensive income were $0.39 for the current quarter, compared to $0.50 for the prior year quarter.

In connection with our currency diversification strategy (i.e., GLOBALs) as of September 30, 2019, approximately 29% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy decreased our comprehensive earnings by $75 million (compared to a decrease of $27 million in the prior year quarter), as the U.S. dollar value of the GLOBAL decreased by approximately 0.84%, compared to its value as of June 30, 2019. The effects of our currency diversification strategy are reported as (1) a component of other income in the condensed consolidated statement of comprehensive income and (2) OCI in the condensed consolidated statement of financial condition and the condensed consolidated statement of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Consolidated: For the current quarter, our net revenues were $466 million and income before income taxes was $281 million, compared to net revenues of $439 million and income before income taxes of $276 million in the prior year quarter. The increase in income before income taxes in the current quarter was mainly driven by a $47 million increase in net interest income, and a $20 million increase in commissions revenue; partially offset by a $40 million decrease in other income, and a $22 million increase in non-interest expenses. Our pre-tax profit margin was 60%, compared to 63% for the prior year quarter.

Electronic Brokerage: For the current quarter, income before income taxes in our electronic brokerage segment increased $39 million, or 13%, compared to the prior year quarter, driven by higher net interest income and higher commissions revenue, partially offset by lower other income and higher non-interest expenses. Net revenues increased 14%, mainly from a 20% increase in net interest income, driven by higher U.S. benchmark interest rates and higher average customer credit balances, and a 12% increase in commissions revenue, primarily driven by higher options and futures contract volumes; partially offset by a 14% decrease in other income led by a $2 million net mark-to-market loss on our U.S. government securities portfolio (compared to a $1 million net mark-to-market gain in the prior year quarter) and lower risk exposure and market data fee income. Pre-tax profit margin was 65% for the current quarter, compared to 66% for the prior year quarter. Customer accounts grew 16% and customer equity increased 10% from the prior year quarter. For the current quarter, total DARTs for cleared and execution-only customers increased 13% to 859 thousand, compared to 763 thousand for the prior year quarter.

Market Making: For the current quarter, income before income taxes in our market making segment increased $1 million, compared to the prior year quarter, to $8 million, primarily due to higher net interest income, largely offset by lower other income, while operating costs in the remaining operations remained unchanged.

Corporate: In June 2018 we consummated a strategic investment in Up Fintech Holding Limited (“Tiger Brokers”) by purchasing preferred shares that represented a 7.4% beneficial ownership interest. On March 20, 2019, Tiger Brokers priced its initial public offering (“IPO”) of American Depositary Shares listed on NASDAQ Global Select market and, concurrently with the IPO, we purchased unregistered ordinary shares in Tiger Brokers through a private placement offering which transactions resulted in a beneficial ownership interest of 7.6%. For the quarter ended September 30, 2019, we have recognized a mark-to-market loss of approximately $13 million in our investment in Tiger Brokers. For the nine months ended September 30, 2019 we recognized a net mark-to-market gain of $16 million on this investment.

Nine-Month Results: Diluted earnings per share were $1.52 for the nine months ended September 30, 2019 (“current nine-month period”), compared to $1.71 for the nine months ended September 30, 2018 (“prior year nine-month period”). The calculation of diluted earnings per share is detailed in Note 4 to the condensed consolidated financial statements, elsewhere in this report.

Diluted earnings per share on comprehensive income were $1.49 for the current nine-month period, compared to $1.54 for the prior year nine-month period.

Consolidated: For the current nine-month period, our net revenues were $1,437 million and income before income taxes was $845 million, compared to net revenues of $1,411 million and income before income taxes of $887 million in the prior year nine-month period. The decrease in income before income taxes in the current nine-month period was mainly driven by a 6% decrease in commissions revenue, a 38% decrease in trading gains, a 31% decrease in other income, a 6% increase in employee compensation and benefits expense, and a $43 million increase in customer bad debt expense; partially offset by a 16% increase in net interest income and an 2% decrease in execution, clearing and distribution fees.

Electronic Brokerage: For the current nine-month period, income before income taxes in our electronic brokerage segment increased $17 million, or 2%, compared to the prior year nine-month period, driven by higher net interest income, higher other income and lower execution, clearing and distribution fees; partially offset by lower commissions revenue, higher customer bad debt expenses, higher employee compensation and benefits expenses, and higher general and administrative expenses. Net revenues increased 6%, mainly from a 17% increase in net interest income, driven by higher U.S. benchmark interest rates and higher average customer credit balances; and a 6% increase in other income led by higher net mark-to-market gains on our U.S. government securities portfolio, higher fees earned from our FDIC sweep program, and higher account activity fee income; partially offset by a 6% decrease in commissions revenue compared to the prior year nine-month period. Pre-tax profit margin was 62% for the current nine-month period, compared to 64% for the prior year nine-month period. For the current nine-month period, total DARTs for cleared and execution-only customers increased 2% to 845 thousand, compared to 832 thousand for the prior year nine-month period.

As previously disclosed, over an extended period in 2018, a small number of our brokerage customers had taken relatively large positions in a security listed on a major U.S. exchange. We extended margin loans against the security at a conservatively high collateral requirement. In December 2018, within a very short timeframe, this security lost a substantial amount of its value. The customer accounts were well margined and at December 31, 2018 they had incurred losses but had not fallen into any deficits. During the quarter ended March 31, 2019, subsequent price declines in the stock caused these accounts to fall into deficits, despite our efforts to liquidate the customers’ positions. During the nine months ended September 30, 2019, we recognized a net aggregate loss of approximately $42 million. The maximum aggregate loss, which would occur if the security’s price fell to zero and none of the debts were collected, would be approximately $51 million. The ultimate effect of this incident on our results will depend upon market conditions and the outcome of our debt collection efforts.

Market Making: For the current nine-month period, income before income taxes in our market making segment was $25 million unchanged from the prior year nine-month period, driven by lower trading gains, offset by higher net interest income and lower operating costs on the remaining operations.

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

TRADE VOLUMES:

(in 000’s, except %)

					Brokerage
	Market		Brokerage		Non				Avg. Trades
	Making	%	Cleared	%	Cleared	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2016	64,038		259,932		16,515		340,485		1,354
2017	31,282	(51%)	265,501	2%	14,835	(10%)	311,618	(8%)	1,246
2018	18,663	(40%)	328,099	24%	21,880	47%	368,642	18%	1,478

3Q2018	4,795		71,646		5,293		81,734		1,308
3Q2019	4,738	(1%)	78,793	10%	6,566	24%	90,097	10%	1,419

2Q2019	3,853		74,269		6,827		84,949		1,348
3Q2019	4,738	23%	78,793	6%	6,566	(4%)	90,097	6%	1,419

CONTRACT AND SHARE VOLUMES:

(in 000’s, except %)

TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2016	572,834		143,287		155,439,227
2017	395,885	(31%)	124,123	(13%)	220,247,921	42%
2018	408,406	3%	151,762	22%	210,257,186	(5%)

3Q2018	92,297		29,936		45,572,711
3Q2019	103,972	13%	36,124	21%	43,107,364	(5%)

2Q2019	96,007		32,424		42,995,205
3Q2019	103,972	8%	36,124	11%	43,107,364	0%

MARKET MAKING

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2016	307,377		14,205		13,082,887
2017	102,025	(67%)	5,696	(60%)	7,139,622	(45%)
2018	49,554	(51%)	3,277	(42%)	11,347,811	59%

3Q2018	11,805		758		2,995,942
3Q2019	10,848	(8%)	697	(8%)	2,082,317	(30%)

2Q2019	10,008		621		2,598,531
3Q2019	10,848	8%	697	12%	2,082,317	(20%)

(1)Futures contract volume includes options on futures.

BROKERAGE TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2016	265,457		129,082		142,356,340
2017	293,860	11%	118,427	(8%)	213,108,299	50%
2018	358,852	22%	148,485	25%	198,909,375	(7%)

3Q2018	80,492		29,178		42,576,769
3Q2019	93,124	16%	35,427	21%	41,025,047	(4%)

2Q2019	85,999		31,803		40,396,674
3Q2019	93,124	8%	35,427	11%	41,025,047	2%

BROKERAGE CLEARED

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2016	227,413		128,021		138,523,932
2017	253,304	11%	116,858	(9%)	209,435,662	51%
2018	313,795	24%	146,806	26%	194,012,882	(7%)

3Q2018	70,233		28,922		41,406,443
3Q2019	80,840	15%	35,108	21%	39,891,867	(4%)

2Q2019	71,524		31,564		39,086,399
3Q2019	80,840	13%	35,108	11%	39,891,867	2%

(1)Futures contract volume includes options on futures.

BROKERAGE STATISTICS:

(in 000’s, except % and where noted)

Year over Year	3Q2019	3Q2018	% Change
Total Accounts	666	576	16%
Customer Equity (in billions) (1)	$156.6	$142.5	10%

Cleared DARTs	777	696	12%
Total Customer DARTs	859	763	13%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$3.69	$3.78	(2%)
DART per Avg. Account (Annualized)	297	312	(5%)
Net Revenue per Avg. Account (Annualized)	$2,995	$3,109	(4%)

Consecutive Quarters	3Q2019	2Q2019	% Change
Total Accounts	666	645	3%
Customer Equity (in billions) (1)	$156.6	$153.1	2%

Cleared DARTs	777	740	5%
Total Customer DARTs	859	828	4%

Cleared Customers (in $'s, except DART per account)
Commission per DART	$3.69	$3.68	0%
DART per Avg. Account (Annualized)	297	293	1%
Net Revenue per Avg. Account (Annualized)	$2,995	$2,863	5%

(1)   Excludes non-customers.

Results of Operations

The tables in the period comparisons below provide summaries of our consolidated results of operations. The period-to-period comparisons below of financial results are not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except share and per share amounts)
Revenues
Commissions	$187	$167	$538	$572
Interest income	468	363	1,308	1,007
Trading gains	7	7	20	32
Other income (loss)	(19)	21	83	121
Total revenues	643	558	1,949	1,732
Interest expense	177	119	512	321
Total net revenues	466	439	1,437	1,411

Non-interest expenses
Execution, clearing and distribution fees	68	57	192	196
Employee compensation and benefits	67	63	213	201
Occupancy, depreciation and amortization	15	12	43	35
Communications	7	7	19	20
General and administrative	30	25	80	70
Customer bad debt	(2)	(1)	45	2
Total non-interest expenses	185	163	592	524
Income before income taxes	281	276	845	887
Income tax expense	20	18	50	52
Net income	261	258	795	835
Less net income attributable to noncontrolling interests	225	219	678	709
Net income available for common stockholders	$36	$39	$117	$126

Earnings per share
Basic	$0.46	$0.52	$1.54	$1.73
Diluted	$0.45	$0.51	$1.52	$1.71

Weighted average common shares outstanding
Basic	76,742,789	74,649,469	75,910,080	72,879,007
Diluted	77,348,976	75,360,089	76,646,487	73,745,640

Comprehensive income
Net income available for common stockholders	$36	$39	$117	$126
Other comprehensive income
Cumulative translation adjustment, before income taxes	(6)	(1)	(3)	(14)
Income taxes related to items of other comprehensive income	-	-	-	(1)
Other comprehensive income (loss), net of tax	(6)	(1)	(3)	(13)
Comprehensive income available for common stockholders	$30	$38	$114	$113

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$225	$219	$678	$709
Other comprehensive income - cumulative translation adjustment	(22)	(2)	(11)	(60)
Comprehensive income attributable to noncontrolling interests	$203	$217	$667	$649

Three Months Ended September 30, 2019 (“current quarter”) compared to the Three Months Ended September 30, 2018 (“prior year quarter”)

Net Revenues

Total net revenues, for the current quarter, increased $27 million, or 6%, compared to the prior year quarter, to $466 million. The increase in net revenues was due to higher net interest income and commissions revenue, partially offset by lower other income.

Commissions

Commissions, for the current quarter, increased $20 million, or 12%, compared to the prior year quarter, to $187 million, driven by higher customer trading volumes in options and futures, and higher average commission per share despite lower volumes in stocks. Total customer options and futures contract volumes increased 16% and 21%, respectively, while stock share volume decreased 4%, compared to the prior year quarter. Total DARTs for cleared and execution-only customers, for the current quarter, increased 13% to 859 thousand, compared to 763 thousand for the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, for the current quarter, increased 12% to 777 thousand, compared to 696 thousand for the prior year quarter. Average commission per DART for cleared customers, for the current quarter, decreased 2% to $3.69, compared to $3.78 for the prior year quarter, reflecting smaller average order sizes across most product types.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current quarter, increased $47 million, or 19%, compared to the prior year quarter, to $291 million. The increase in net interest income was driven by higher average customer credit balances and higher benchmark interest rates.

Net interest income on customer balances, for the current quarter, increased $18 million, compared to the prior year quarter, driven by a $5.2 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, and a 0.27% increase in the average Federal Funds effective rate to 2.19%, partially offset by a $3.2 billion decrease in average customer margin loans. As a result of the increases in the Federal Funds effective rate, interest expense on customer credit balances denominated in U.S. dollars increased from the prior year quarter, in part, as we passed along more interest to our customers. In addition, we introduced a new benefit to customers, effective January 1, 2019, which pays a proportionate amount of interest on cash balances in securities accounts with less than $100 thousand in equity. The increase in benchmark rates also drove higher interest income earned on the investment of customer segregated cash and on margin lending to customers.

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

In the current quarter, average securities borrowed increased 14%, to $4.0 billion and average securities loaned increased 7%, to 4.2 billion, compared to the prior year quarter. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers and in our market making business. During the current quarter, net interest earned from securities lending transactions increased $23 million, or 43%, compared to the prior year quarter, driven by high demand for several hard-to-borrow securities that investors were selling short. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

The following table presents net interest income information corresponding to interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018

	(in millions)
Average interest-earning assets
Segregated cash and securities	$29,443	$20,923
Customer margin loans	26,134	29,339
Securities borrowed	4,036	3,531
Other interest-earning assets	5,362	4,371
FDIC sweeps [1]	2,151	1,423
	$67,126	$59,587

Average interest-bearing liabilities
Customer credit balances	$53,762	$48,544
Securities loaned	4,160	3,882
	$57,922	$52,426

Net Interest income
Segregated cash and securities, net	$153	$91
Customer margin loans [2]	175	182
Securities borrowed and loaned, net [3]	77	54
Customer credit balances, net [2,3]	(137)	(100)
Other net interest income [1,4]	31	25
Net interest income [4]	$299	$252

Net interest margin ("NIM")	1.77%	1.68%

Annualized Yields
Segregated cash and securities	2.06%	1.73%
Customer margin loans	2.66%	2.46%
Customer credit balances	1.01%	0.82%

(1)Represents the average amount of customer cash swept into FDIC-insured banks as part of our Insured Bank Deposit Sweep Program. This item is not recorded in the Company's condensed consolidated statements of financial condition. Income derived from program deposits is reported in other net interest income in the table above.

(2)Interest income and interest expense on customer margin loans and customer credit balances, respectively, are calculated on daily cash balances within each customer’s account on a net basis, which may result in an offset of balances across multiple account segments (e.g., between securities and commodities segments).

(3)During the quarter ended December 31, 2018, we reclassified components of net interest income related to interest paid on short sale proceeds and as such, prior period amounts have been adjusted to conform to the current period presentation. For the quarter ended September 30, 2018, ($21) million has been reclassified from net interest income on “Securities borrowed and loaned, net” to “Customer credit balances, net”.

(4)Includes income from financial instruments which has the same characteristics as interest, but is reported in other income in the Company’s condensed consolidated statements of comprehensive income, of $8 million for the three months ended September 30, 2019 and 2018, respectively.

Trading Gains

Trading gains, for the current quarter, were $7 million, unchanged from the prior year quarter, on our remaining market making operations. Our market making operations executed 4.7 million trades compared to 4.8 million trades executed in the prior year quarter. In addition, market making options and futures contract volumes both decreased 8% and stock share volumes decreased 30%, compared to the prior year quarter.

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

Other Income (Loss)

Other income (loss), for the current quarter, decreased $40 million, compared to the prior year quarter, to a loss of $19 million. Other income from core items decreased $2 million, compared to the prior year quarter, to $34 million, mainly driven by $1 million decreases in each of market data fees income, risk exposure fee income, payments for order flow income, and other fees; partially offset by $1 million increases in both account activity fee income and FDIC sweep fee income. Other income (loss) from non-core items decreased $38 million, to a loss of $53 million, mainly driven by a $23 million increase in losses from our currency diversification strategy (a loss of $47 million for the current quarter, compared to a loss of $24 million in the prior year quarter), a $13 million mark-to-market loss on our investment in Tiger Brokers, as discussed in the Financial Overview section, and a $2 million net mark-to-market loss on our U.S. government securities portfolio in the current quarter, compared to a $1 million net mark-to-market gain in the prior year quarter. A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Non-Interest Expenses

Non-interest expenses, for the current quarter, increased $22 million, or 13%, compared to the prior year quarter, to $185 million, mainly due to an $11 million increase in execution, clearing and distribution fees; a $5 million increase in general and administrative expenses; a $4 million increase in employee compensation and benefits; and a $3 million increase in occupancy expenses; partially offset by a $1 million decrease in customer bad debt expense. As a percentage of total net revenues, non-interest expenses were 40% for the current quarter and 37% for the prior year quarter.

Execution, Clearing and Distribution Fees

Execution, clearing and distribution fees, for the current quarter, increased $11 million, or 19%, compared to the prior year quarter, to $68 million, driven by higher trade volumes, as customer options and futures contract volumes increased 16% and 21% respectively, while stock share volumes decreased 4%, compared to the prior year quarter, and the non-recurrence of a $3 million clearing fee rebate recognized in the prior year quarter.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current quarter, increased $4 million, or 6%, compared to the prior year quarter, to $67 million, associated with a 15% increase in the average number of employees to 1,550, for the current quarter, compared to 1,345 for the prior year quarter. Within the operating business segments, we continued to add staff in compliance, customer service and software development to support electronic brokerage; and, to this end, we continue to build up our operations in India. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 14% for both the current quarter and the prior year quarter.

Occupancy, Depreciation and Amortization

Occupancy, depreciation and amortization expenses, for the current quarter, increased $3 million, or 25%, compared to the prior year quarter, to $15 million, mainly due to higher office rent and related expenses as we expand our physical space for both offices and data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 3% for both the current quarter and the prior year quarter.

Communications

Communications expenses, for the current quarter, were $7 million, unchanged from the prior year quarter. As a percentage of total net revenues, communications expenses were 2% for both the current quarter and the prior year quarter.

General and Administrative

General and administrative expenses, for the current quarter, increased $5 million, or 20%, compared to the prior year quarter, to $30 million, mainly due to higher professional services fees and expenses related to legal and regulatory matters. As a percentage of total net revenues, general and administrative expenses were 6% for both the current quarter and the prior year quarter.

Customer Bad Debt

Customer bad debt expense, for the current quarter, decreased $1 million, compared to the prior year quarter, to negative $2 million, due to the recovery of some previous losses.

Income Tax Expense

Income tax expense, for the current quarter, increased $2 million, or 11%, to $20 million, compared to the prior year quarter.

The following table presents information about our income tax expense for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
	2019	2018

	(in millions, except %)
Consolidated
Consolidated income before income taxes	$281	$276
IBG, Inc. stand-alone income before income taxes	-	3
Operating Companies income before income taxes	$281	$273

Operating Companies
Income before income taxes	$281	$273
Income tax expense	4	6
Net income available to members	$277	$267

IBG, Inc.
Average ownership percentage in IBG LLC	18.5%	18.0%
Net income available to IBG, Inc. from Operating Companies	$52	$48
IBG, Inc. stand-alone income before income taxes	-	3
Income before income taxes	52	51
Income tax expense	16	12
Net income available to common stockholders	$36	$39

Consolidated income tax expense
Income tax expense attributable to Operating Companies	$4	$6
Income tax expense attributable to IBG, Inc.	16	12
Consolidated income tax expense	$20	$18

Operating Results

Income before income taxes, for the current quarter, increased $5 million, or 2%, to $281 million, compared to the prior year quarter. Pretax profit margin was 60% for the current quarter and 63% for the prior year quarter.

Comparing our operating results for the current quarter to the prior year quarter, excluding the effects of our currency diversification strategy, the net mark-to-market gain from our U.S. government securities portfolio, and the net mark-to-market loss from our investments, including Tiger Brokers, net revenues were $525 million, up 14%; non-interest expenses were $185 million, up 13%; income before income taxes was $340 million, up 14%; and pre-tax profit margin was unchanged at 65%.

Nine Months Ended September 30, 2019 (“current nine-month period”) compared to the Nine Months Ended September 30, 2018 (“prior year nine-month period”)

Net Revenues

Total net revenues, for the current nine-month period, increased $26 million, compared to the prior year nine-month period, to $1,437 million. The increase in net revenues was primarily due to higher net interest income; partially offset by lower commissions revenue, trading gains, and other income.

Commissions

Commissions, for the current nine-month period, decreased $34 million, or 6%, compared to the prior year nine-month period, to $538 million, driven by lower customer trading volumes in options, futures and stocks. Total customer options and futures contract and stock share volumes decreased 2%, 9% and 17%, respectively, compared to the prior year nine-month period. The decline in stock share volumes was due, in part, to our decision to limit the trading of micro-cap stocks (e.g., public companies with a market capitalization of less than $300 million). Total DARTs for cleared and execution-only customers, for the current nine-month period, increased 2% to 845 thousand, compared to 832 thousand for the prior year nine-month period. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, for the current nine-month period, decreased 1% to 758 thousand, compared to 769 thousand for the prior year nine-month period. Average commission per DART for cleared customers, for the current nine-month period, decreased 6% to $3.68, compared to $3.90 for the prior year nine-month period, reflecting smaller average order sizes in futures.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current nine-month period, increased $110 million, or 16%, compared to the prior year nine-month period, to $796 million. The increase in net interest income was driven by higher average customer credit balances and higher benchmark interest rates.

Net interest income on customer balances, for the current nine-month period, increased $73 million, compared to the prior year nine-month period, driven by a $3.8 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, and 0.63% increase in the average Federal Funds effective rate to 2.33%, partially offset by a $3.6 billion decrease in average customer margin loans. As a result of the increases in the Federal Funds effective rate, interest expense on customer credit balances denominated in U.S. dollars increased from the prior year nine-month period, in part, as we passed along more interest to our customers. In addition, we introduced a new benefit to customers, effective January 1, 2019, which pays a proportionate amount of interest on cash balances in accounts with less than $100 thousand in equity. The increase in benchmark rates also drove higher interest income earned on the investment of customer segregated cash and on margin lending to customers.

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

In the current nine-month period, average securities borrowed increased 18%, to $3.9 billion and average securities loaned decreased 2%, to $4.0 billion, compared to the prior year nine-month period. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers and in our market making business. During the current nine-month period, net interest earned from securities lending transactions increased $11 million, or 7%, compared to the prior year nine-month period, driven by high demand for several hard-to-borrow securities that investors were selling short. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

The following table presents net interest income information corresponding to interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018

	(in millions)
Average interest-earning assets
Segregated cash and securities	$27,384	$20,437
Customer margin loans	26,014	29,599
Securities borrowed	3,900	3,295
Other interest-earning assets	5,202	4,208
FDIC sweeps [1]	1,999	1,122
	$64,499	$58,661

Average interest-bearing liabilities
Customer credit balances	$51,786	$47,954
Securities loaned	3,993	4,068
	$55,779	$52,022

Net Interest income
Segregated cash and securities, net	$434	$233
Customer margin loans [2]	537	485
Securities borrowed and loaned, net [3]	177	166
Customer credit balances, net [2,3]	(421)	(241)
Other net interest income [1,4]	94	63
Net interest income [4]	$821	$706

Net interest margin ("NIM")	1.70%	1.61%

Annualized Yields
Segregated cash and securities	2.12%	1.52%
Customer margin loans	2.76%	2.19%
Customer credit balances	1.09%	0.67%

(1)Represents the average amount of customer cash swept into FDIC-insured banks as part of our Insured Bank Deposit Sweep Program. This item is not recorded in the Company's condensed consolidated statements of financial condition. Income derived from program deposits is reported in other net interest income in the table above.

(2)Interest income and interest expense on customer margin loans and customer credit balances, respectively, are calculated on daily cash balances within each customer’s account on a net basis, which may result in an offset of balances across multiple account segments (e.g., between securities and commodities segments).

(3)During the quarter ended December 31, 2018, we reclassified components of net interest income related to interest paid on short sale proceeds and as such, prior period amounts have been adjusted to conform to the current period presentation. For the nine months ended September 30, 2018, ($50) million has been reclassified from net interest income on “Securities borrowed and loaned, net” to “Customer credit balances, net”.

(4)Includes income from financial instruments which has the same characteristics as interest, but is reported in other income in the Company’s condensed consolidated statements of comprehensive income, of $25 million and $20 million for the nine months ended September 30, 2019 and 2018, respectively.

Trading Gains

Trading gains, for the current nine-month period, decreased $12 million, or 38%, compared to the prior year nine-month period, to $20 million, on our remaining market making operations. Our market making operations executed 12.9 million trades compared to 13.8 million trades executed in the prior year nine-month period. In addition, market making options and futures contract and stock share volumes decreased 12%, 20% and 9% respectively, compared to the prior year nine-month period.

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

Other Income

Other income, for the current nine-month period, decreased $38 million, or 31%, compared to the prior year nine-month period, to $83 million. Other income from core items decreased $2 million, or 2%, compared to the prior year nine-month period, to $102 million, mainly driven by a $7 million decrease in risk exposure fee income, partially offset by $4 million increases in both FDIC sweep fee income and account activity fee income. Other income (loss) from non-core items decreased $36 million, to a loss of $19 million, mainly driven by a $65 million increase in losses from our currency diversification strategy (a loss of $72 million for the current nine-month period, compared to a loss of $7 million in the prior year nine-month period), partially offset by a net $16 million mark-to-market gain on our investment in Tiger Brokers, as discussed in the Financial Overview section, and an $8 million net mark-to-market gain on our U.S. government securities portfolio in the current nine-month period compared to a net mark-to-market gain of $1 million in the prior year nine-month period. A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Non-Interest Expenses

Non-interest expenses, for the current nine-month period, increased $68 million, or 13%, compared to the prior year nine-month period, to $592 million, mainly due to a $43 million increase in customer bad debt expense; a $12 million increase in employee compensation and benefits; a $10 million increase in general and administrative expenses; and an $8 million increase in occupancy expenses; partially offset by a $4 million decrease in execution, clearing and distribution fees. As a percentage of total net revenues, non-interest expenses were 41% for the current nine-month period and 37% for the prior year nine-month period.

Execution, Clearing and Distribution Fees

Execution, clearing and distribution fees, for the current nine-month period, decreased $4 million, or 2%, compared to the prior year nine-month period, to $192 million, driven by lower trade volumes, as customer options and futures contract and stock share volumes decreased 2%, 9% and 17%, respectively, compared to the prior year nine-month period, partially offset by the non-recurrence of a $3 million clearing fee rebate recognized in the prior year nine-month period.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current nine-month period, increased $12 million, or 6%, compared to the prior year nine-month period, to $213 million, associated with a 15% increase in the average number of employees to 1,493, for the current nine-month period, compared to 1,293 for the prior year nine-month period. Within the operating business segments, we continued to add staff in compliance, customer service and software development to support electronic brokerage; and, to this end, we continue to build up our operations in India. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 15% for the current nine-month period and 14% for the prior year nine-month period.

Occupancy, Depreciation and Amortization

Occupancy, depreciation and amortization expenses, for the current nine-month period, increased $8 million, or 23%, compared to the prior year nine-month period, to $43 million, mainly due to higher office rent and related expenses as we expand our physical space for both offices and data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 3% for the current nine-month period and 2% for the prior year nine-month period.

Communications

Communications expenses, for the current nine-month period, decreased $1 million, or 5%, compared to the prior year nine-month period, to $19 million. As a percentage of total net revenues, communications expenses were 1% for both the current nine-month period and the prior year nine-month period.

General and Administrative

General and administrative expenses, for the current nine-month period, increased $10 million, or 14%, compared to the prior year nine-month period, to $80 million, mainly due to higher professional services fees and expenses related to legal and regulatory matters. As a percentage of total net revenues, general and administrative expenses were 6% for the current nine-month period and 5% for the prior year nine-month period.

Customer Bad Debt

Customer bad debt expense, for the current nine-month period, increased $43 million, compared to the prior year nine-month period, to $45 million, due to net margin lending losses, as described in the Financial Overview section.

Income Tax Expense

Income tax expense, for the current nine-month period, decreased $2 million, or 4%, to $50 million, compared to the prior year nine-month period, primarily due to lower income taxes at some of our foreign subsidiaries.

The following table presents information about our income tax expense for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019	2018

	(in millions, except %)
Consolidated
Consolidated income before income taxes	$845	$887
IBG, Inc. stand-alone income before income taxes	(1)	3
Operating Companies income before income taxes	$846	$884

Operating Companies
Income before income taxes	$846	$884
Income tax expense	16	23
Net income available to members	$830	$861

IBG, Inc.
Average ownership percentage in IBG LLC	18.3%	17.7%
Net income available to IBG, Inc. from Operating Companies	$152	$152
IBG, Inc. stand-alone income before income taxes	(1)	3
Income before income taxes	151	155
Income tax expense	34	29
Net income available to common stockholders	$117	$126

Consolidated income tax expense
Income tax expense attributable to Operating Companies	$16	$23
Income tax expense attributable to IBG, Inc.	34	29
Consolidated income tax expense	$50	$52

Operating Results

Income before income taxes, for the current nine-month period, decreased $42 million, or 5%, compared to the prior year nine-month period, to $845 million. Pretax profit margin was 59% for the current nine-month period and 63% for the prior year nine-month period.

Comparing our operating results for the current nine-month period to the prior year nine-month period, excluding the effects of our currency diversification strategy, the net mark-to-market gains and losses from our U.S. government securities portfolio, the net mark-to-market gain from our investments, including Tiger Brokers, and the customer bad debt expense described above, net revenues were $1,481 million, up 5%; non-interest expenses were $550 million, up 5%; income before income taxes was $931 million, up 4%; and pre-tax profit margin was unchanged at 63%.

Business Segments

The following table sets forth the net revenues, non-interest expenses and income before income taxes for our business segments:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018

		(in millions)
Electronic Brokerage	Net revenues	$506	$444	$1,435	$1,352
	Non-interest expenses	175	152	552	486
	Income before income taxes	$331	$292	$883	$866

	Pre-tax profit margin	65%	66%	62%	64%

Market Making	Net revenues	$17	$16	$52	$59
	Non-interest expenses	9	9	27	34
	Income before income taxes	$8	$7	$25	$25

	Pre-tax profit margin	47%	44%	48%	42%

Corporate(1)	Net revenues	$(57)	$(21)	$(50)	$-
	Non-interest expenses	1	2	13	4
	Income (loss) before income taxes	$(58)	$(23)	$(63)	$(4)

Total	Net revenues	$466	$439	$1,437	$1,411
	Non-interest expenses	185	163	592	524
	Income before income taxes	$281	$276	$845	$887

	Pre-tax profit margin	60%	63%	59%	63%

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

Electronic Brokerage

The following table sets forth the results of our electronic brokerage operations for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions)
Revenues
Commissions	$187	$167	$538	$572
Interest income	472	363	1,318	1,002
Other income	36	42	125	118
Total revenues	695	572	1,981	1,692
Interest expense	189	128	546	340
Total net revenues	506	444	1,435	1,352

Non-interest expenses
Execution, clearing and distribution fees	64	54	182	185
Employee compensation and benefits	34	31	106	97
Occupancy, depreciation and amortization	5	4	15	13
Communications	4	4	12	12
General and administrative	70	60	192	177
Customer bad debt	(2)	(1)	45	2
Total non-interest expenses	175	152	552	486

Income before income taxes	$331	$292	$883	$866

Three Months Ended September 30, 2019 (“current quarter”) compared to the Three Months Ended September 30, 2018 (“prior year quarter”)

Electronic brokerage total net revenues, for the current quarter, increased $62 million, or 14%, compared to the prior year quarter, to $506 million, due to higher net interest income and commissions revenue, partially offset by lower other income.

Commissions, for the current quarter, increased $20 million, or 12%, compared to the prior year quarter, to $187 million, driven by higher customer trading volumes in options and futures, and higher average commission per share despite lower volumes in stocks. Total customer options and futures contract volumes increased 16% and 21%, respectively, while stock share volumes decreased 4%, compared to the prior year quarter. Total DARTs for cleared and execution-only customers, for the current quarter, increased 13% to 859 thousand, compared to 763 thousand for the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, for the current quarter, increased 12% to 777 thousand, compared to 696 thousand for the prior year quarter. Average commission per DART for cleared customers, for the current quarter, decreased 2% to $3.69, compared to $3.78 for the prior year quarter, reflecting smaller average order sizes across most product types.

Net interest income, for the current quarter, increased $48 million, or 20%, compared to the prior year quarter, to $283 million, driven by a $5.2 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, and a 0.27% increase in the average Federal Funds effective rate to 2.19%, partially offset by a $3.2 billion decrease in average customer margin loans. As a result of the increases in the Federal Funds effective rate, interest expense on customer credit balances denominated in U.S. dollars increased from the prior year quarter, in part, as we passed along more interest to our customers. In addition, we introduced a new benefit to customers, effective January 1, 2019, which pays a proportionate amount of interest on cash balances in accounts with less than $100 thousand in equity. The increase in benchmark rates also drove higher interest income earned on the investment of customer segregated cash.

Other income, for the current quarter, decreased $6 million, or 14%, compared to the prior year quarter, to $36 million, mainly driven by a $2 million net mark-to-market loss on our U.S. government securities portfolio in the current quarter compared to a $1 million net mark-to-market gain in the prior year quarter and $1 million decreases in each of market data fees income, risk exposure fee income, payments for order flow income, and other fees; partially offset by $1 million increases in both account activity fee income and FDIC sweep fee income, compared to the prior year quarter.

Non-interest expenses, for the current quarter, increased $23 million, or 15%, compared to the prior year quarter, to $175 million, driven by a $10 million increase in general and administrative expense, mainly due to higher professional services fees and expenses related to legal and regulatory matters; a $10 million increase in execution, clearing and distribution fees, driven by higher trade volumes, as customer options and futures contract volumes increased 16% and 21%, respectively; a $3 million increase in employee compensation and benefits expenses, commensurate with a 12% increase in the average number of employees in the electronic brokerage segment; and a $1 million increase in occupancy expenses; partially offset by a $1 million decrease in customer bad debt expense. As a percentage of total net revenues, non-interest expenses were 35% for the current quarter and 34% for the prior year quarter.

Income before income taxes, for the current quarter, increased $39 million, or 13%, compared to the prior year quarter, to $331 million. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 65% for the current quarter and 66% for the prior year quarter.

Comparing electronic brokerage operating results for the current quarter to the prior year quarter, excluding the net mark-to-market gains from our U.S. government securities portfolio, net revenues were $508 million, up 15%; income before income taxes was $333 million, up 14%; and pre-tax profit margin was 66% for both the current quarter and the prior year quarter.

Nine Months Ended September 30, 2019 (“current nine-month period”) compared to the Nine Months Ended September 30, 2018 (“prior year nine-month period”)

Electronic brokerage total net revenues, for the current nine-month period, increased $83 million, or 6%, compared to the prior year nine-month period, to $1,435 million, due to higher net interest income and other income, partially offset by lower commissions revenue.

Commissions, for the current nine-month period, decreased $34 million, or 6%, compared to the prior year nine-month period, to $538 million, driven by lower customer trading volumes in options, futures and stocks. Total customer options and futures contract and stock share volumes decreased 2%, 9% and 17%, respectively, compared to the prior year nine-month period. The decline in stock share volumes was due, in part, to our decision to limit the trading of micro-cap stocks (e.g., public companies with a market capitalization of less than $300 million). Total DARTs for cleared and execution-only customers, for the current nine-month period, increased 2% to 845 thousand, compared to 832 thousand for the prior year nine-month period. DARTs for cleared customers, i.e., customers for whom we execute trades as well as clear and carry positions, for the current nine-month period, decreased 1% to 758 thousand, compared to 769 thousand for the prior year nine-month period. Average commission per DART for cleared customers, for the current nine-month period, decreased 6% to $3.68, compared to $3.90 for the prior year nine-month period, reflecting smaller average orders sizes in futures.

Net interest income, for the current nine-month period, increased $110 million, or 17%, compared to the prior year nine-month period, to $772 million, driven by a $3.8 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities, and an 0.63% increase in the average Federal Funds effective rate to 2.33%, partially offset by a $3.6 billion decrease in average customer margin loans. As a result of the increases in the Federal Funds effective rate, interest expense on customer credit balances denominated in U.S. dollars increased from the prior year nine-month period, in part, as we passed along more interest to our customers. In addition, we introduced a new benefit to customers, effective January 1, 2019, which pays a proportionate amount of interest on cash balances in accounts with less than $100 thousand in equity. The increase in benchmark rates also drove higher interest income earned on the investment of customer segregated cash and on margin lending to customers.

Other income, for the current nine-month period, increased $7 million, or 6%, compared to the prior year nine-month period, to $125 million, mainly driven by a $8 million net mark-to-market gain on our U.S. government securities portfolio in the current nine-month period compared to a net mark-to-market gain of $1 million in the prior year nine-month period; a $4 million increase in FDIC sweep fee income; a $4 million increase in account activity fee income; and a $2 million increase in net gains from other investments; partially offset by a $7 million decrease in risk exposure fee income and a $3 million decrease in other customer related fees.

Non-interest expenses, for the current nine-month period, increased $66 million, or 14%, compared to the prior year nine-month period, to $552 million, driven by a net $43 million increase in customer bad debt expense, as described in the Financial Overview section; a $15 million increase in general and administrative expense, mainly due to higher professional services fees and expenses related to legal and regulatory matters; a $9 million increase in employee compensation and benefits expenses related to a 12% increase in the average number of employees in the electronic brokerage segment; and a $2 million increase in occupancy expenses, compared to the prior year nine-month period; partially offset by a $3 million decrease in execution, clearing and distribution fees driven by lower trade volumes, as customer options and futures contract and stock share volumes decreased 2%, 9% and 17%, respectively.

Income before income taxes, for the current nine-month period, increased $17 million, or 2%, compared to the prior year nine-month period, to $883 million. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 62% for the current nine-month period and 64% for the prior year nine-month period.

Comparing electronic brokerage operating results for the current nine-month period to the prior year nine-month period, excluding the net mark-to-market gains from our U.S. government securities portfolio and the customer bad debt expense described above, net revenues were $1,427 million, up 6%; income before income taxes was $917 million, up 6%; and pre-tax profit margin was 64% for both the current nine-month period and the prior year nine-month period.

Market Making

The following table sets forth the results of our market making operations for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions)
Revenues
Trading gains	$7	$7	$20	$32
Interest income	13	11	36	36
Other income	1	2	7	7
Total revenues	21	20	63	75
Interest expense	4	4	11	16
Total net revenues	17	16	52	59

Non-interest expenses
Execution, clearing and distribution fees	4	3	11	12
Employee compensation and benefits	2	2	8	9
Occupancy, depreciation and amortization	-	-	-	-
Communications	-	1	-	1
General and administrative	3	3	8	12
Total non-interest expenses	9	9	27	34

Income before income taxes	$8	$7	$25	$25

Three Months Ended September 30, 2019 (“current quarter”) compared to the Three Months Ended September 30, 2018 (“prior year quarter”)

Market making total net revenues, for the current quarter, increased $1 million, or 6%, compared to the prior year quarter, to $17 million, due to higher net interest income, partially offset by lower other income.

Trading gains, for the current quarter, were $7 million, unchanged from the prior year quarter, on our remaining market making operations. Our market making operations executed 4.7 million trades compared to 4.8 million trades executed in the prior year quarter. In addition, market making options and futures contract volumes both decreased 8%, and stock share volumes decreased 30%, compared to the prior year quarter.

Net interest income, for the current quarter, increased $2 million, or 29%, compared to the prior year quarter, to $9 million.

Other income, for the current quarter, decreased $1 million, or 50%, compared to the prior year quarter, to $1 million.

Non-interest expenses, for the current quarter, were $9 million, unchanged from the prior year quarter. As a percentage of total net revenues, non-interest expenses were 53% for the current quarter and 56% for the prior year quarter.

Income before income taxes, for the current quarter, increased $1 million, compared to the prior year quarter, to $8 million.

Nine Months Ended September 30, 2019 (“current nine-month period”) compared to the Nine Months Ended September 30, 2018 (“prior year nine-month period”)

Market making total net revenues, for the current nine-month period, decreased $7 million, or 12%, compared to the prior year nine-month period, to $52 million, due to lower trading gains.

Trading gains, for the current nine-month period, decreased $12 million, or 38%, compared to the prior year nine-month period, to $20 million, on our remaining market making operations. Our market making operations executed 12.9 million trades compared to 13.8 million trades executed in the prior year nine-month period. In addition, market making options and futures contract and stock share volumes decreased 12%, 20% and 9%, respectively, compared to the prior year nine-month period.

Net interest income, for the current nine-month period, increased $5 million, or 25%, compared to the prior year nine-month period, to $25 million.

Other income, for the current nine-month period, was $7 million, unchanged from the prior year nine-month period.

Non-interest expenses, for the current nine-month period, decreased $7 million, or 21%, compared to the prior year nine-month period, to $27 million. Within non-interest expenses, general and administrative expenses decreased $4 million, or 33%; execution, clearing and distribution fees decreased $1 million, or 8%, on lower trading volumes in options, futures and stocks; employee compensation and benefits expense decreased $1 million, or 11%; and communications expense decreased $1 million, compared to the prior year nine-month period, as we continue to wind down our options market making operations. As a percentage of total net revenues, non-interest expenses were 52% for the current nine-month period and 58% for the prior year nine-month period.

Income before income taxes, for the current nine-month period, was $25 million, unchanged from the prior year nine-month period.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consists of investments of customer funds, collateralized receivables arising from customer-related and proprietary securities transactions, and exchange-listed marketable securities, which are marked-to-market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed and, to a lesser extent, securities purchased under agreements to resell, and receivables from clearing houses for settlement of securities transactions. As of September 30, 2019, total assets were $67.8 billion of which approximately $67.2 billion, or 99.1%, were considered liquid.

Daily monitoring of liquidity needs and available collateral levels is undertaken to help ensure that an appropriate liquidity cushion, in the form of cash and unpledged collateral, is maintained at all times. We actively manage our excess liquidity and we maintain significant borrowing facilities through the securities lending markets and with banks. As a general practice, we maintain sufficient levels of cash on hand to provide us with a buffer should we need immediately available funds for any reason. Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings will be adequate to meet our future liquidity needs for more than the next twelve months.

Liability balances, as of September 30, 2019, in connection with securities loaned were lower than the average monthly balance during the current quarter and our payables to customers and short-term borrowings were higher than their respective average monthly balances during the current quarter.

Cash and cash equivalents held by our non-U.S. operating companies as of September 30, 2019 were $819 million ($769 million as of December 31, 2018). These funds are primarily intended to finance each individual operating company’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. As of September 30, 2019, we had no intention to repatriate further amounts from non-U.S. operating companies. With the enactment of the Tax Cuts and Jobs Act in 2018, we recognized a liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries. As a result, in the event dividends were to be paid to the Company in the future by a non-U.S. operating company, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 11% to $7.7 billion as of September 30, 2019 from $6.9 billion as of September 30, 2018. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Net cash provided by operating activities	$2,178	$2,764
Net cash used in investing activities	(77)	(43)
Net cash used in financing activities	(358)	(341)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(14)	(74)
Increase in cash, cash equivalents, and restricted cash	$1,729	$2,306

Our cash flows from operating activities are largely a reflection of the changes in customer credit and margin loan balances in our electronic brokerage business, and to a lesser extent of the size and composition of trading positions held by our market making subsidiaries. Our cash flows from investing activities are primarily related to other investments, capitalized internal software development, purchases and sales of memberships at exchanges where we trade, and strategic investments where such investments may enable us to offer better execution alternatives to our current and prospective customers, or where we can influence exchanges to provide competing products at better prices using sophisticated technology. Our cash flows from financing activities are comprised of short-term borrowings and capital transactions. Short-term borrowings from banks are part of our daily cash management in support of operating activities. Capital transactions consist primarily of quarterly dividends paid to common stockholders and related distributions paid to Holdings.

Nine Months Ended September 30, 2019: Our cash, cash equivalents and restricted cash (i.e., cash and cash equivalents that are subject to withdrawal or usage restrictions) increased by $1,729 million to $11.8 billion for the nine months ended September 30, 2019. We raised $2,178 million in net cash from operating activities. We used net cash of $435 million in our investing and financing activities, primarily for distributions to noncontrolling interests, dividends paid to our common stockholders, and payments made under the Tax Receivable Agreement. Investing activities mainly consisted of purchases of property, equipment and intangible assets and other investments.

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

As of September 30, 2019, aggregate excess regulatory capital for all of the operating companies was $6.2 billion, and all of the operating companies were in compliance with their respective regulatory capital requirements.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$5,386	$422	$4,964
TH LLC	44	—	44
IBKRFS	572	94	478
Other regulated Operating Companies	828	137	691
	$6,830	$653	$6,177

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were approximately $62 million and $23 million for the nine months ended September 30, 2019 and 2018, respectively. The increase during the nine-month period ended September 30, 2019 is mainly driven by the renovation of our U.S. headquarters and the relocation of our primary data center. In the future, we plan to meet capital expenditure needs with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

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

Strategic Investments and Acquisitions

We regularly evaluate potential strategic investments and acquisitions. We hold strategic investments in electronic trading exchanges including BOX Options Exchange, LLC and OneChicago LLC. In addition, in June 2018, we consummated a strategic investment in Tiger Brokers, an online stock brokerage established for Chinese retail and institutional customers. On March 20, 2019, Tiger Brokers priced its initial public offering (“IPO”) of American Depositary Shares listed on NASDAQ Global Select market and, concurrently with the IPO, we purchased unregistered ordinary shares in Tiger Brokers through a private placement offering which transactions resulted in a beneficial ownership interest of 7.6%.

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to acquire either technology or customers faster than we could develop them on our own.

As of September 30, 2019, no other definitive agreements with respect to any material acquisition existed.

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

As of September 30, 2019, we, along with certain of our subsidiaries, have been named parties to legal actions, which we and/or such subsidiaries intend to defend vigorously. Although the results of legal actions cannot be predicted with certainty, the opinion of management is that the resolution of these actions is not expected to have a material adverse effect, if any, on our business or financial condition, but may have a material impact on the results of operations for a given period. As of September 30, 2019 and December 31, 2018, reserves provided for potential losses related to litigation matters were not material.

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
ASU 2019-07

Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases N. 33-10532, Disclosure Update and Simplification, Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates.

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

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL decreased from $0.969 to $0.959, or 0.95%, as of September 30, 2019 compared to September 30, 2018. As of September 30, 2019, approximately 29% of our equity was denominated in currencies other than the U.S. dollar.

The table below shows a comparison of the U.S. dollar equivalent of the GLOBAL as of September 30, 2019 and 2018.

		As of 9/30/2018				As of 9/30/2019
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.68	1.0000	0.680	70.2%	$4,847	1.0000	0.680	70.9%	$5,424	0.7%
EUR	0.09	1.1607	0.104	10.8%	744	1.0899	0.098	10.2%	782	-0.6%
JPY	4.41	0.0088	0.039	4.0%	276	0.0093	0.041	4.3%	325	0.2%
GBP	0.02	1.3031	0.026	2.7%	186	1.2295	0.025	2.6%	196	-0.1%
HKD	0.14	0.1277	0.018	1.8%	127	0.1276	0.018	1.9%	142	0.0%
INR	1.10	0.0138	0.015	1.6%	108	0.0142	0.016	1.6%	124	0.1%
CHF	0.02	1.0183	0.020	2.1%	145	1.0020	0.020	2.1%	160	0.0%
CAD	0.02	0.7747	0.015	1.6%	110	0.7553	0.015	1.6%	121	0.0%
CNH	0.10	0.1454	0.015	1.5%	104	0.1400	0.014	1.5%	112	0.0%
AUD	0.02	0.7224	0.014	1.5%	103	0.6752	0.014	1.4%	108	-0.1%
MXN	0.17	0.0534	0.009	0.9%	65	0.0507	0.009	0.9%	69	0.0%
SEK	0.05	0.1125	0.006	0.6%	40	0.1016	0.005	0.5%	41	-0.1%
NOK	0.03	0.1228	0.004	0.4%	26	0.1099	0.003	0.3%	26	0.0%
DKK	0.02	0.1556	0.003	0.3%	22	0.1460	0.003	0.3%	23	0.0%
			0.969	100.0%	$6,903		0.959	100.0%	$7,653	0.0%

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

Interest Rate Risk

We had no variable-rate debt outstanding as of September 30, 2019.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies, on cash balances above $10 thousand (or equivalent) in securities accounts. In a normal rate environment, we typically invest a portion of these funds in U.S. government securities with maturities of up to two years. If interest rates were to increase rapidly and substantially, our net interest income would not increase proportionally with the interest rates for the portion of the funds invested in the U.S. government securities with fixed yields. In addition, the mark-to-market changes in the value of these fixed rate securities will be reflected in other income, instead of net interest income. Based on customer balances and investments outstanding as of September 30, 2019, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $16 million over the first year and $21 million on an annualized basis, assuming the full effect of reinvestment at higher rates. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Based on customer balances and investments outstanding as of September 30, 2019, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $15 million over the first year and $21 million on an annualized basis, assuming the full effect of reinvestment at lower rates.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of September 30, 2019, we had $26.0 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on February 28, 2019 except as updated by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 in Note 13 to the unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in under Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 28, 2019 except as updated by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 in the second paragraph below.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of IBG LLC membership interests, held by Holdings, by the Company are governed by the Amended Exchange Agreement, which was filed on Exhibit 10.1 to the Quarterly Report on Form 10-Q for Quarterly Period Ended September 30, 2015 filed by the Company on November 9, 2015. At the time of the Company’s IPO in 2007, three hundred sixty (360) million shares of authorized common stock were reserved for future sales and redemptions.

On an annual basis, each holder of a membership interest may request that the liquefiable portion of that holder’s interest be redeemed by Holdings. We expect Holdings to use the net proceeds it receives from such sales to redeem an identical number of Holdings membership interests from the requesting holders.

With the consent of Holdings and the Company (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed in July 2019 to redeem certain membership interests from Holdings through the sale of common stock and the distribution of the proceeds of such sale to the beneficial owners of such membership interests.

On July 26, 2019, the Company issued 21,075 shares of Class A common stock (with a fair value of $1 million) to Holdings, for distribution to, certain of its members in exchange for membership interests in IBG LLC equal in number to such number of shares of common stock issued by the Company. The acquired shares were distributed in-kind to the members of Holdings who elected to redeem a portion of their Holdings membership interests.

Neither Mr. Thomas Peterffy nor his affiliates have elected to redeem any of their Holdings membership interests and therefore have no interest in the proceeds of sale or distribution of the shares of Class A common stock acquired by Holdings on July 26, 2019.

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

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Extension Schema*
101.CAL	XBRL Extension Calculation Linkbase*
101.DEF	XBRL Extension Definition Linkbase*
101.LAB	XBRL Extension Label Linkbase*
101.PRE	XBRL Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

**   Previously filed; incorporated herein by reference.

+     These exhibits relate to management contracts or compensatory plans or arrangements.

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, are the following materials formatted in iXBRL (Inline eXtensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Condensed Consolidated Financial Statements tagged in detail levels 1-4.

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

Date: November 12, 2019