Form 10-K
period 2019-12-31
Interactive Brokers Group, Inc.
filed 2020-02-28
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $4,032,724,571 computed by reference to the $54.20 closing sale price of the common stock on the Investors Exchange LLC, on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 25, 2020, there were 76,750,794 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference: Portions of Registrant’s definitive proxy statement for its 2020 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019

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

Factors that could cause actual results to differ materially from any future results, expressed or implied, in these forward-looking statements include, but are not limited to, the following:

•general economic conditions in the markets where we operate;

•increased industry competition and downward pressures on electronic brokerage commissions and on bid/offer spreads in the remaining market making business we operate;

•risks inherent to the electronic brokerage and market making businesses;

•implied versus actual price volatility levels of the products in which we continue to make markets;

•the general level of interest rates;

•failure to protect or enforce our intellectual property rights in our proprietary technology;

•our ability to keep up with rapid technological change;

•system failures, cyber security threats and other disruptions;

•non-performance of third-party vendors;

•conflicts of interest and other risks due to our ownership and holding company structure;

•the loss of key executives and failure to recruit and retain qualified personnel;

•the risks associated with the expansion of our business;

•our possible inability to integrate any businesses we acquire;

•the impact of accounting standards issued but not yet adopted;

•compliance with laws and regulations, including those relating to the securities industry; and

•other factors discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K or elsewhere in this Annual Report on Form 10-K.

We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

Interactive Brokers Group, Inc. (“IBG, Inc.” or the “Company”) is an automated global electronic broker and market maker (although, we have substantially exited the options market making business - see Note 2 - Discontinued Operations and Costs Associated with Exit or Disposal Activities to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K). We custody and service accounts for hedge and mutual funds, registered investment advisors, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders while striving to achieve best executions and processing trades in stocks, options, futures, foreign exchange instruments (“forex”), bonds, mutual funds and exchange traded funds (“ETFs”) on more than 135 electronic exchanges and market centers around the world. In the United States of America (“U.S.”), we conduct our business primarily from our headquarters in Greenwich, Connecticut, and from Chicago, Illinois. Abroad, we conduct our business through offices located in Canada, the United Kingdom, Luxembourg, Switzerland, India, China (Hong Kong and Shanghai), Japan, and Australia. As of December 31, 2019, we had 1,643 employees worldwide.

IBG, Inc. is a holding company whose primary asset is the ownership of approximately 18.5% of the membership interests of IBG LLC (the “Group”), the current holding company for our businesses. IBG, Inc. is the sole managing member of IBG LLC.

When we use the terms “we,” “us,” and “our,” we mean IBG, Inc. and its subsidiaries (including IBG LLC). Unless otherwise indicated, the terms “common stock” and “IBKR shares” refer to the Class A common stock of IBG, Inc.

We are a successor to the market making business founded by our Chairman, Mr. Thomas Peterffy, on the floor of the American Stock Exchange in 1977. Since our inception, we have focused on developing proprietary software to automate broker-dealer functions. During that time, we have been a pioneer in developing and applying technology as a financial intermediary to increase liquidity and transparency in the capital markets in which we operate. The proliferation of electronic exchanges since the early 1990s has provided us with the opportunity to integrate our software with an increasing number of exchanges and market centers to create one automatically functioning, computerized platform that requires minimal human intervention. Over four decades of developing our automated trading platforms and our automation of many middle and back office functions have allowed us to become one of the lowest cost providers of broker-dealer services and significantly increase the volume of trades we handle.

Our activities are divided into two principal business segments: electronic brokerage and market making (being discontinued). For a description of these segments and the products and services they provide, refer to “Business Segments” below in this Item 1.

Our internet address is www.interactivebrokers.com and the investor relations section of our website is located at www.interactivebrokers.com/ir. We make available free of charge, on or through the investor relations section of our website, this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, registration statements, prospectus supplements, and Section 16 filings for our directors and officers, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains an internet site, www.sec.gov, that contains annual, quarterly and current reports, proxy and information statements and other information that issuers file electronically with the SEC. Our electronic SEC filings are made available to the public on the SEC’s internet site. In addition, posted on our website are our Bylaws, our Amended and Restated Certificate of Incorporation, charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our board of directors, our Accounting Matters Complaint Policy, our Whistle Blower Hotline, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time periods required by SEC and the Nasdaq Stock Market LLC (“Nasdaq”), we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer. In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures, if any, (as defined in Regulation G) promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

Our Investor Relations Department can be contacted at Interactive Brokers Group, Inc., Two Pickwick Plaza, Greenwich, Connecticut 06830, Attn: Investor Relations, telephone: 203-618-4070, e-mail: investor-relations@interactivebrokers.com.

Our Organizational Structure and Overview of Recapitalization Transactions

The graphic below illustrates our current ownership structure and reflects current ownership percentages. The graphic below does not display the subsidiaries of IBG LLC.

___________________________

(1)In connection with redemption transactions in 2018, as of December 31, 2019, IBG Holdings LLC held for sale for the benefit of certain of its members 869,135 shares of IBG, Inc. Class A common stock, representing an additional 0.21% of the voting interests in IBG, Inc.

Our primary assets are our ownership of approximately 18.5% of the membership interests of IBG LLC, the current holding company for our businesses, and our controlling interest and related contractual rights as the sole managing member of IBG LLC. The remaining approximately 81.5% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned directly and indirectly by our founder and Chairman, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The IBG LLC membership interests held by Holdings will be subject to purchase by us over time in connection with offerings by us of shares of our common stock.

The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of December 31, 2019.

	IBG, Inc.	Holdings	Total
Ownership %	18.5%	81.5%	100.0%
Membership interests	76,759,595	338,670,642	415,430,237

Purchases of IBG LLC membership interests, held by Holdings, by the Company are governed by the exchange agreement among us, IBG LLC, Holdings and the historical members of IBG LLC, (the “Exchange Agreement”), a copy of which was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed with the SEC on November 9, 2009. The Exchange Agreement, as amended June 6, 2012, provides that the Company may facilitate the redemption by Holdings of interests held by its members through the issuance of shares of common stock through a public offering in exchange for the interests in IBG LLC being redeemed by Holdings. Periodically since June 2011, with the consent of Holdings and the Company (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC has agreed to redeem certain membership interests from Holdings through the sale of common stock and to distribute the proceeds of such sale to the beneficial owners of such membership interests. From 2011 through 2019, the Company issued 15,417,157 shares of common stock (with a fair value of $506 million) to Holdings in exchange for an equivalent number of shares of member interests in IBG LLC.

Business Segments

Electronic Brokerage

Electronic brokerage represented 97% of net revenues and 98% of income before income taxes from electronic brokerage and market making combined during 2019. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on our proprietary technology originally developed for our market making business, our systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost in multiple products and currencies from a single trading account.

Since launching this business in 1993, we have grown to approximately 690 thousand institutional and individual brokerage customers. We provide our customers with what we believe to be one of the most effective and efficient electronic brokerage platforms in the industry, which includes advanced order management, trade execution and portfolio management. Our brokerage system features unique architectural aspects that may impose a significant barrier to entry for firms wishing to compete in this business and permit us to compete favorably against our competitors.

We are able to provide our customers with high-speed trade execution at low commission rates, in large part because of our proprietary technology. As a result of our advanced electronic brokerage platform, we attract sophisticated and active investors. No single customer represented more than 1% of our commissions in 2019.

Our key product offerings include:

•IBKR ProSM is the traditional IBKR service designed for sophisticated investors. IBKR ProSM offers the lowest cost access to stocks, options, futures, forex, bonds, mutual funds and ETFs on over 135 electronic exchanges and market centers in 33 countries.

•IBKR LiteSM is a new offering that provides unlimited commission-free trades on U.S. exchange-listed stocks and ETFs as well as low cost access to global markets without required account minimums or inactivity fees to participating U.S. customers. IBKR LiteSM was designed to meet the needs of investors who are seeking a simple, commission-free way to trade U.S. exchange-listed stocks and ETFs and do not wish to consider our efforts to obtain greater price improvement through our IB SmartRoutingSM system.

•IBKR Integrated Investment Account - From a single point of entry in one IBKR Integrated Investment Account our customers are able to transact in 25 currencies, across multiple classes of tradable, primarily exchange-listed products traded on more than 135 electronic exchanges and market centers in 33 countries around the world seamlessly. Our offering features a suite of cash management services, including:

•Interactive Brokers Debit Mastercard® - Interactive Brokers Debit Mastercard® allows customers to spend and borrow directly against their account at lower rates than credit cards, personal loans and home equity lines of credit, with no monthly minimum payments and no late fees. Customers can use their card to make purchases and ATM withdrawals anywhere Debit Mastercard®1 is accepted around the world.

___________________________

1 Debit Mastercard is a trademark registered to Mastercard International Incorporated Corporation, Delaware, 2000 Purchase Street, Purchase, New York 10577-2405.

•Bill Pay – Our Bill Pay program allows customers to make electronic or check payments to almost any company or individual in the U.S. It can be configured for one-time or recurring payments and permits customers to schedule future payments.

•Direct Deposit – Our Direct Deposit program allows customers to automatically deposit paychecks, pension distributions and other recurring payments to their (non-retirement) brokerage account with us.

•Insured Bank Deposit Sweep Program - Our Insured Bank Deposit Sweep Program provides eligible customers with up to $2,500,000 of Federal Deposit Insurance Corporation (“FDIC”) insurance on their eligible cash balances in addition to the existing $250,000 Securities Investor Protection Corporation (“SIPC”) coverage for total coverage of $2,750,000. Customers continue earning the same competitive interest rates currently applied to cash held in their brokerage accounts with us. We sweep each participating customer’s eligible cash balances daily to one or more banks, up to $246,500 per bank, allowing for the accrual of interest and keeping within the FDIC protected threshold. Cash balances above $2,750,000 remain subject to safeguarding under the SEC's Customer Protection Rule 15c3-3.

•Investors’ MarketplaceSM - The Investors’ MarketplaceSM is an expansion of our Money Manager Marketplace and our Hedge Fund Capital Introduction program. This program is the first electronic meeting place that brings together individual investors, financial advisors, money managers, fund managers, research analysts, technology providers, business developers and administrators, allowing them to interact to form connections and conduct business.

•Fractional Trading – Fractional Trading allows customers to buy and sell using a cash quantity or fractional shares, which are stock units that amount to less than one full share. This new functionality allows customers to purchase as little as $1 of almost any U.S. stock, experiment with trading and investing without committing substantial sums of money, and learn about building and rebalancing diversified portfolios.

For all customers, our platform offers:

•Low Costs - We provide our customers with among the industry’s lowest overall transaction costs in two ways. First, we offer among the lowest execution, commission and financing costs in the industry. Second, our IBKR ProSM customers benefit from our advanced routing of orders designed to achieve the best available trade price.

•IB SmartRoutingSM – IB SmartRoutingSM retains control of the customer’s order, continuously searches for the best available price and, unlike most other routers, dynamically routes and re-routes all or parts of a customer’s order to achieve optimal execution and among the lowest execution and commission costs in the industry. To highlight the quality of our price executions, we publish on our website independent measurements performed by a third-party provider of transaction analysis to illustrate our net price improvement for commissionable trades versus the industry. We also offer Transaction Cost Analysis reporting to allow customers to track execution performance using multiple criteria. Our IBKR ProSM customers benefit from our advanced order routing technology for all trades, while our IBKR LiteSM customers benefit from this technology for their trades in products not eligible for IBKR LiteSM.

•Automated Risk Controls - Throughout the trading day, we calculate margin requirements for each of our customers on a real-time basis across all product classes and across all currencies. Our customers are alerted to approaching margin violations and if a customer’s equity falls below what is required to support that customer’s margin, we attempt to automatically liquidate positions on a real-time basis to bring the customer’s account into margin compliance. This is done to protect us, as well as the customer, from excessive losses.

•Flexible and Customizable System - Our platform is designed to provide an efficient customer experience, beginning with a highly automated account opening process and ending with a fast trade execution and reporting. Our sophisticated interface provides interactive real-time views of account balances, positions, profits or losses, buying power and “what-if” scenarios to enable our customers to more easily make informed investment decisions and trade effectively. Our system is configured to remember the user’s preferences and is specifically designed for multi-screen systems. When away from their main workstations, customers are able to access their accounts through our IB WebTraderSM or MobileTraderSM interfaces for a seamless experience.

•Securities Financing Services - We offer a suite of automated Stock Borrow and Lending tools, including our depth of availability, transparent rates, global reach and dedicated service representatives. Our Stock Yield Enhancement Program allows our customers to lend their fully-paid stock shares to us in exchange for cash collateral. In turn, we lend these stocks in exchange for collateral and earn stock lending fees. We pay our customers a rebate on the cash collateral generally equal to 50% of the income we earn from lending the shares. This allows customers holding fully-paid long stock positions to enhance their returns.

•Trade Desk - We offer broker-assisted trading through our block trade desk, which is ideal when customers are away from their computer; and through our corporate bond desk, for times when large customer orders need access to more liquidity than is currently available electronically.

New promotional offerings this year included:

•BET, LEARN, WIN Promotion – During 2019 we launched our simulated sports betting exchange (“Simulated Exchange”) that operates as a simulated peer-to-peer market where participants can buy, sell and trade simulated bets on real sporting events. As part of the launch, we are offering the first 2.2 million participants who open a Simulated Exchange account $1,000 in virtual currency for trading these contracts. Winnings in Simulated Exchange accounts may be converted, by eligible participants, into up to $100 worth of IBKR shares, on a one-time basis, upon opening of a brokerage account with us. This promotion is intended to teach participants about the probabilistic nature of markets, trading and investing and to introduce new customers to our brokerage platform. The promotion is scheduled to end on December 31, 2020 or when all awards are distributed, whichever occurs first.

•IBKR Welcome Shares Program – We offer “Welcome Shares” of up to $1,000 in IBKR to friends of our satisfied customers. We invite certain customers to refer their friends to open a new account, and those customers will be eligible to receive $1 worth of IBKR shares (capped at $1,000) for each $100 of net deposits into their account during the first year. Our customers making the referral are not eligible to receive any IBKR shares or other monetary benefit under this program.

Analytical offerings on our platform include:

•IB Risk NavigatorSM - We offer free to all customers our real-time market risk management platform that unifies exposure across multiple asset classes around the globe. The system is capable of identifying overexposure to risk by starting at the portfolio level and drilling down into successively greater detail within multiple report views. Report data is updated every ten seconds or upon changes to portfolio composition. Predefined reports allow the summarization of a portfolio from different risk perspectives, and allow views of Exposure, Value at Risk (“VaR”), Delta, Gamma, Vega and Theta, profit and loss and position quantity measures for the different portfolio views. The system also offers the customer the ability to modify positions through “what-if” scenarios that show hypothetical changes to the risk summary.

•PortfolioAnalyst – Our PortfolioAnalyst reporting tool is designed to allow customers to evaluate the performance of their portfolio by creating and saving reports based on a set of measurement criteria and optionally comparing their data to selected industry benchmarks.

•Portfolio Builder - Portfolio Builder allows our customers to set up an investment strategy based on research and rankings from top buy-side providers and fundamental data; use filters to define the universe of equities that will comprise their strategy and back-test their strategy using up to three years of historical performance; work in hypothetical mode to adjust the strategy until the historical performance meets their standards; and with the click of a button let the system create the orders to invest in a strategy and track its performance in their portfolio.

•Mutual Fund/ETF Parser - The Parser categorizes the individual component stocks within mutual funds and ETFs. Customers can get an accurate, granular picture of their overall exposure to asset classes, industry sectors and companies.

•Interactive AnalyticsSM and IB Option AnalyticsSM - We offer our customers state-of-the-art tools, which include a customizable trading platform, advanced analytic tools and over 100 sophisticated order types and algorithms. We also provide a real-time option analytics window which displays values that reflect the rate of change of an option’s price with respect to a unit change in each of a number of risk dimensions.

•Probability Lab® (Patent Pending) - The Probability Lab® provides customers with an intuitive, visual method to analyze market participants’ future stock price forecasts based on current option prices. This tool compares a customer’s stock price forecast versus that of the market, and scans the entire option universe for the highest Sharpe ratio multi-leg option strategies that take advantage of the customer’s forecast.

We cater to various customer groups with specific service needs.

For advisors, we offer:

•Greenwich Compliance – Greenwich Advisor Compliance Services (“Greenwich Compliance") offers direct expert registration and start-up compliance services, as well as answers to basic day-to-day compliance questions for experienced investors and traders looking to start their own investment advisor firms. Greenwich Compliance professionals have regulatory and industry experience, and can help investment advisors trading on our brokerage platform meet their registration and compliance needs.

•Model Portfolios - Model Portfolios offer advisors an efficient and time-saving approach to investing customer assets. They allow advisors to create groupings of financial instruments based on specific investment themes, and then invest customer funds into these models.

•IBKR Client Risk Profile - IBKR Client Risk Profile is designed to help advisors determine the most suitable investments for their customers, based on each customer’s risk tolerance. This information is collected through a custom-designed questionnaire. Advisors can view the scores through the Advisor Portal and create custom pre-trade allocation groups and profiles in TWS to place orders and allocate trades for customers with similar risk profiles.

For introducing brokers and advisors, we offer:

•White Branding - Our large financial advisor and broker-dealer customers may “white brand” our trading interface, account management and reports with their firm’s identity. Broker-dealer customers can also select from among our modular functionalities, such as order routing, trade reporting or clearing, on specific products or exchanges where they may not have up-to-date technology, in order to offer to their customers a complete global range of services and products.

For customers looking for online advisory services, we offer:

•Interactive Advisors (formerly known as IBKR Asset Management) – Interactive Advisors recruits registered financial advisors, vets them, analyzes their investment track records, and groups them by their risk profile. Retail investors who are interested in having their individual accounts robo-traded are grouped by their risk and return preferences. Retail investors can assign their accounts to be traded by one or more advisors. Interactive Advisors also offers our customers Smart Beta Portfolios which combine the benefits of actively managed fund stock selection techniques with passive ETFs low cost automation to provide broad market exposure and potentially higher returns, as well as Socially Responsible Investing.

Market Making

Market making represented 3% of net revenues from electronic brokerage and market making combined during 2019. As previously announced, we transferred our U.S. options market making operations to Two Sigma Securities, LLC effective September 29, 2017 and also exited the majority of our options market making activities outside the U.S. by December 31, 2017. During 2019, we discontinued our market making activities in Canada. We intend to continue conducting certain proprietary trading activities in stocks and related instruments to facilitate our electronic brokerage customers’ trading in products such as ETFs, ADRs, CFDs and other financial instruments, as well as exchange-traded market making activities in a few select markets outside of the U.S. However, we do not expect the facilitation activity to be of sufficient size as to require reporting as a separate segment in the near future.

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

As of December 31, 2019, we continued to conduct market making operations in India through our subsidiary, Interactive Brokers (India) Private Limited (“IBI”), which is a member of the National Stock Exchange of India Ltd. and the Bombay Stock Exchange; and in Hong Kong through our subsidiary, Interactive Brokers Hong Kong Limited (“IBHK”), a member of the cash and derivatives markets of the Hong Kong Exchange. All other options market making operations we previously conducted were discontinued. We expect to continue assessing whether and when to discontinue the remaining operations.

The above trading activities take place on exchanges, and all securities and commodities that we trade are cleared by exchange owned or authorized clearing houses.

Technology

Our proprietary technology is the key to our success. We believe that integrating our system with electronic exchanges and market centers worldwide results in transparency, liquidity and efficiencies of scale. Together with the IB SmartRoutingSM system and our low execution costs, this approach reduces overall transaction costs to our customers and, in turn, increases our transaction volume and profits. Over the past 40 years, we have developed an integrated trading system and communications network and have positioned our company as an efficient conduit for the global flow of risk capital across asset and product classes on electronic exchanges around the world, permitting us to have one of the lowest cost structures in the industry. We believe that developing, maintaining and continuing to enhance our proprietary technology provides us and our customers with the competitive advantage of being able to adapt quickly to the changing environment of our industry and to take advantage of opportunities presented by new exchanges, products or regulatory changes before our competitors.

Our proprietary technology infrastructure enables us to provide our customers with the ability to execute trades at among the lowest execution costs in the industry for comparable services. Customer trades are both automatically captured and reported in real time in our system. Our customers trade on more than 135 electronic exchanges and market centers in 33 countries around the world. These exchanges and market centers are all partially or fully electronic, meaning that a customer can buy or sell a product traded on that exchange via an electronic link from his or her computer terminal or mobile device through our system to the exchange. We offer our products and services through a global communications network that is designed to provide secure, reliable and timely access to the most current market information. We provide our customers with a variety of means to connect to our brokerage systems, including cross connects, dedicated point-to-point data lines, extranets, virtual private networks and the Internet.

Specifically, our customers receive worldwide electronic access through our Trader Workstation (our real-time Java-based trading platform), our proprietary Application Programming Interface (“API”), our IBKR Mobile app, our browser-based IB WebTraderSM, our customer-portal-based Quick Trade or industry standard Financial Information Exchange (“FIX”) connectivity. Customers who want a professional quality trading application with a sophisticated user interface utilize our Trader Workstation, which can be accessed through a desktop or variety of mobile devices. Customers interested in developing program trading applications in Python, Java, C++, .NET (C#), ActiveX and Excel technologies utilize our API. Large institutions with FIX infrastructure prefer to use our FIX solution for seamless integration of their existing order gathering and reporting applications.

While many brokerages, including some online brokerages, rely on manual procedures to execute many day-to-day functions, we employ proprietary technology to automate, or otherwise facilitate, many of the following functions:

•account opening process;

•order routing and best execution;

•seamless trading across all types of securities and currencies around the world from one account;

•order types and analytical tools offered to customers;

•delivery of customer information, such as confirmations, customizable real-time account statements and audit trails;

•compliance;

•customer service; and

•risk management through automated real-time credit management of all new orders and margin monitoring.

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

Our internally-developed, fully integrated trading and risk management systems are unique and transact across all product classes on more than 135 electronic exchanges and market centers and in 25 currencies around the world. These systems have the flexibility to assimilate new exchanges and new product classes without compromising transaction speed or fault tolerance. Fault tolerance, or the ability to maintain system performance despite exchange malfunctions or hardware failures, is crucial to ensuring best executions for our customers. Our systems are designed to detect exchange malfunctions and quickly take corrective actions by re-routing pending orders when possible.

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

For over 40 years, we have built and continuously refined our automated and integrated, real-time systems for world-wide trading, risk management, clearing and cash management, among others. We have also assembled a proprietary connectivity network between us and exchanges around the world. Efficiency and speed in performing prescribed functions are always crucial requirements for our systems. As a result, our systems are able to assimilate market data, disseminate market prices to customers and update risk management information in real time, across tradable products in all available product classes.

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

Electronic Brokerage

We calculate margin requirements for each of our customers on a real-time basis across all product classes (stocks, options, futures, forex, bonds, mutual funds and ETFs) and across all currencies. Recognizing that our customers are experienced investors, we expect our customers to manage their positions proactively and we provide tools to facilitate our customers’ position management. However, if a customer’s equity falls below what is required to support that customer’s margin, we will automatically liquidate positions on a real-time basis to bring the customer’s account into margin compliance. We do this to protect us, as well as the customer, from excessive losses. These systems further contribute to our low-cost structure. The entire credit management process is completely automated.

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

Market Making

We employ certain hedging and risk management techniques to protect us from a severe market dislocation. Our risk management policies are developed and implemented by our Chairman and our steering committee, which is comprised of senior executives of our various operating subsidiaries. Our strategy is to calculate quotes a few seconds ahead of the market and execute small trades at a tiny but favorable differential as a result. This strategy is made possible by our proprietary pricing model, which evaluates and monitors the risks inherent in our portfolio, assimilates market data and reevaluates the outstanding quotes in our portfolio many times per second. Our model automatically rebalances our positions throughout each trading day to manage risk exposures both on our options and futures positions and on underlying securities, and it will price the increased risk that a position would add to the overall portfolio into the bid and offer prices we post. Under risk management policies implemented and monitored primarily through our computer systems, reports to management, including risk profiles, profit and loss analysis and trading performance, are prepared on a real-time basis as well as daily and periodical bases. Although our market making is completely automated, the trading process and our risk are monitored by a team of individuals who, in real-time, observe various risk parameters of our consolidated positions. Our assets and liabilities are marked-to-market daily for financial reporting purposes and re-valued continuously throughout the trading day for risk management and asset/liability management purposes.

Operational Controls

We have automated the full cycle of controls surrounding our businesses. Key automated controls include the following:

•Our technical operations team continuously monitors our network and the proper functioning of each of our nodes (exchanges and market centers, internet service providers (“ISPs”), leased customer lines and our own data centers) around the world.

•Our real-time credit manager software provides pre and post-execution controls by:

•testing every customer order to ensure that the customer’s account holds enough equity to support the execution of the order, rejecting the order if equity is insufficient or directing the order to an execution destination without delay if equity is sufficient; and

•continuously updating a customer account’s equity and margin requirements and, if the account’s equity falls below its minimum margin requirements, automatically issuing liquidating orders in a smart sequence designed to minimize the impact on the account’s equity.

•Our clearing system captures trades in real-time and performs automated reconciliation of trades and positions, corporate action processing, customer account transfer, options exercise, securities lending and inventory management, allowing us to effectively manage operational risk.

•Our accounting system operates with automated data feeds from clearing and banking systems, allowing us to produce financial statements for all parts of our business every day by mid-day on the day following trade date.

•Software developed to interface with the accounting and market making systems performs daily profit and loss reconciliations, which provide tight financial controls over market making functions.

•Our market making system continuously evaluates securities and futures products in which we provide bid and offer quotes and changes our bids and offers in such a way as to maintain an overall hedge and a low-risk profile. The speed of communicating with exchanges and market centers is maximized through continuous software and network engineering maintenance, thereby allowing us to achieve real-time controls over market exposure.

Transaction Processing

Our transaction processing is automated over the full life cycle of a trade. Our fully automated IB SmartRoutingSM system searches for the best possible combination of prices available at the time a customer order is placed and immediately seeks to execute that order electronically or send it where the order has the highest possibility of execution at the best price. Our market making software generates and disseminates to the exchanges and market centers, in which we still operate, continuous bid and offer quotes on tradable, exchange-listed products.

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

IB SmartRoutingSM

IB SmartRoutingSM searches for the best destination price in view of the displayed prices, sizes and accumulated statistical information about the behavior of market centers at the time an order is placed, and IB SmartRoutingSM immediately seeks to execute that order electronically. Unlike other smart routers, IB SmartRoutingSM never relinquishes control of the order, and constantly searches for the best price. It continuously evaluates fast-changing market conditions and dynamically re-routes all or parts of the order seeking to achieve optimal execution. IB SmartRoutingSM can represent each leg of a spread order independently, if needed, and in that event enters each leg at the best possible venue. IB SmartRouting AutorecoverySM re-routes a customer’s U.S. options order in the case of an exchange malfunction, and we absorb the risk of double executions. In addition, IB SmartRoutingSM checks each new order to see if it could be executed against any of its pending orders. As the system gains more users, this feature becomes more important for customers in a world of multiple exchanges, market centers and penny priced orders because it increases the possibility of best executions for our customers ahead of customers of other brokers. As a result of this feature, our customers have a greater chance of executing limit orders and can do so sooner than those who use other routers.

Clearing and Margining

Our activities in the U.S. are entirely self-cleared. We are a clearing member of OCC (the Options Clearing Corporation), the Chicago Mercantile Exchange Clearing House, The Depository Trust & Clearing Corporation and ICE Clear U.S.

In addition, we are fully or partially self-cleared in Canada, the United Kingdom, Switzerland, France, Germany, Belgium, Austria, the Netherlands, Norway, Sweden, Denmark, Finland, India, Hong Kong and Australia.

Customers

We currently service approximately 690 thousand cleared customer accounts and have customers residing in over 200 countries and territories around the world. Our target customer is one who requires the latest in trading technology and worldwide access, and who expects low overall transaction costs. Our customers are mainly comprised of individuals, trading desk professionals, electronic retail brokers, hedge funds, mutual funds, financial advisors, proprietary trading firms, and introducing brokers and banks that require global access.

Our customers primarily fall into two groups based on services provided: cleared customers which are the majority of our customers, and non-cleared customers, the latter also known as trade execution customers.

•Cleared Customers: We provide trade execution and clearing services to our cleared customers who are generally attracted to our low commissions, low financing rates, high interest paid and best price execution. Our cleared customers include institutional and individual traders and investors, hedge funds, financial advisors and introducing brokers.

•Trade Execution Customers: We offer trade execution for customers who choose to clear with another prime broker or a custodian bank; these customers take advantage of our low commissions for trade execution as well as our best price execution. Our non-cleared customers include online brokers and the customer trading units of commercial banks. These customers are attracted by our IB SmartRoutingSM technology as well as our direct access to stock, options, futures, forex, bond, mutual fund and ETFs markets worldwide.

Employees and Culture

We take pride in our technology-focused company culture and embrace it as one of our fundamental strengths. We continually improve our technology and we minimize corporate hierarchy to facilitate efficient communication among employees. We have assembled what we believe is a highly talented group of employees and we expect to continue to provide significant rewards for our employees who provide substantial value to us and the world’s financial markets.

As of December 31, 2019, we had 1,643 employees, of which 1,580 own either common shares of the Company, restricted stock units or both, all of whom were employed on a full-time basis. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Competition

Electronic Brokerage

The market for electronic brokerage services is rapidly evolving and highly competitive. We believe that we fit neither within the definition of a traditional retail broker nor that of a traditional prime broker. Our primary competitors include the prime brokerage and electronic brokerage arms of major commercial and investment banks and brokers, such as Goldman Sachs, Morgan Stanley and JP Morgan, and offerings to target professional traders by large online retail brokers. We also encounter competition to a lesser extent from full commission brokerage firms, including Merrill Lynch and Morgan Stanley, as well as other financial institutions, most of which provide online brokerage services, such as Fidelity and Pershing. The electronic brokerage businesses of many of our competitors are relatively insignificant within the totality of their firms’ business.

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

As previously described, we are in the process of discontinuing our options market making activities globally.

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

Overview

As registered U.S. broker-dealers, Interactive Brokers LLC (“IB LLC”) and Timber Hill LLC (“TH LLC”) are subject to the rules and regulations of the Exchange Act, and as members of various exchanges, we are also subject to such exchanges’ rules and requirements. Additionally, IB LLC is subject to the Commodity Exchange Act and rules promulgated by the Commodity Futures Trading Commission (“CFTC”) and the various commodity exchanges of which it is a member. We are also subject to the requirements of various self-regulatory organizations such as the Financial Industry Regulatory Authority (“FINRA”) and the National Futures Association (“NFA”). Our foreign subsidiaries are similarly regulated under the laws and institutional frameworks of the countries in which they operate.

U.S. broker-dealers and futures commission merchants are subject to laws, rules and regulations that cover all aspects of the securities and derivatives business, including:

•sales methods;

•trade practices;

•use and safekeeping of customers’ funds and securities;

•capital structure;

•risk management;

•record-keeping;

•financing of customers’ purchases; and

•conduct of directors, officers and employees.

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

As of December 31, 2019, aggregate excess regulatory capital for all of the operating subsidiaries was $6.4 billion.

IB LLC is subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and to the CFTC’s minimum financial requirements (Regulation 1.17) under the Commodities Exchange Act. Additionally, Interactive Brokers Canada Inc. (“IBC”) is subject to the Investment Industry Regulatory Organization of Canada (“IIROC”) risk adjusted capital requirement; Interactive Brokers (U.K.) Limited (“IBUK”) is subject to the U.K. Financial Conduct Authority (“FCA”) financial resources requirement; IBKR Europe S.a.r.l. (“IBEU”) is subject to the Luxembourg Commission de Surveillance du Secteur Financier (“CSSF”) financial resources requirement; IBKR Financial Services AG (“IBKRFS”), is subject to the Swiss Financial Market Supervisory Authority (“FINMA”) eligible equity requirement; Interactive Brokers (India) Private Limited (“IBI”) is subject to the National Stock Exchange of India net capital requirements; Interactive Brokers Hong Kong Limited (“IBHK”) is subject to the Hong Kong Securities and Futures Commission (“SFC”) financial resource requirement; Interactive Brokers Securities Japan, Inc. (“IBSJ”) is subject to the Japanese Financial Services Agency (“FSA”) capital requirements; and Interactive Brokers Australia Pty Limited (“IBA”) is subject to the Australian Securities Exchange liquid capital requirement.

The table below summarizes capital, capital requirements and excess regulatory capital as of December 31, 2019.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$5,381	$549	$4,832
IBKRFS	584	91	493
IBHK	360	145	215
Other regulated operating subsidiaries	867	44	823
	$7,192	$829	$6,363

As of December 31, 2019, all of the operating subsidiaries were in compliance with their respective regulatory capital requirements. For additional information regarding our net capital requirements see Note 16 – “Regulatory Requirements” to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Protection of Customer Assets

To conduct customer activities, IB LLC is obligated under rules mandated by its primary regulators, the SEC and the CFTC, to segregate cash or qualified securities belonging to customers. In accordance with the Securities Exchange Act of 1934, IB LLC is required to maintain separate bank accounts for the exclusive benefit of customers. In accordance with the Commodity Exchange Act, IB LLC is required to segregate all monies, securities and property received from commodities customers in specially designated accounts. IBC, IBUK, IBEU, IBI, IBHK, IBSJ and IBA are subject to similar requirements within their respective jurisdictions.

To further enhance the protection of our customers’ assets, since 2011 IB LLC has been performing daily (i.e., instead of the required weekly) customer reserve computations along with daily adjustments of the money set aside in safekeeping for our customers.

Supervision and Compliance

Our Compliance Department supports and seeks to ensure proper operations of our electronic brokerage and market making businesses in accordance with applicable regulatory requirements. The philosophy of the Compliance Department, and the Company as a whole, is to build automated systems to try to minimize manual steps in the compliance process and then to augment these systems with experienced staff members who apply their judgment where needed. We have built automated systems to handle wide-ranging compliance issues such as trade and audit trail reporting, financial operations reporting, enforcement of short sale rules, enforcement of margin rules and pattern day trading restrictions, review of employee correspondence, archival of required records, execution quality and order routing reports, approval and documentation of new customer accounts, and anti-money laundering and anti-fraud surveillance. Our automated operations and automated compliance systems provide substantial efficiencies to our Compliance Department. Nonetheless, we have increased our Compliance staffing over the past several years to meet the increased regulatory burdens faced by all industry participants.

Our electronic brokerage subsidiaries have Chief Compliance Officers who report to the Chief Executive Officer or business head for their subsidiary, Global Chief Regulatory Officer (or regional Compliance Head) and the IBG LLC Audit and Compliance Committee. In the U.S., these Chief Compliance Officers, plus certain other senior staff members, are FINRA and NFA registered principals with supervisory responsibility over the compliance aspects of our businesses. Similar roles are undertaken by staff in certain non-U.S. locations as well. Staff members in the Compliance Department and in other departments of the firm are also registered with FINRA, NFA or other regulatory organizations.

Patriot Act and Increased Anti-Money Laundering (“AML”) and “Know Your Customer” Obligations

Registered broker-dealers traditionally have been subject to a variety of rules that require that they “know their customers” and monitor their customers’ transactions for potential suspicious activities. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), broker-dealers are subject to even more stringent requirements. Likewise, the SEC, CFTC, foreign regulators, and the various exchanges and self-regulatory organizations, of which our operating subsidiaries are members, have passed numerous AML and customer due diligence rules. Significant criminal and civil penalties can be imposed for violations of the USA Patriot Act, and significant fines and regulatory penalties can also be imposed for violations of other governmental and self-regulatory organization AML rules.

As required by the USA Patriot Act and other rules, we have established comprehensive anti-money laundering and customer identification procedures, designated AML Compliance Officers for each electronic brokerage subsidiary, trained our employees and conducted independent audits of our programs. Our anti-money laundering screening is conducted using a mix of automated and manual reviews and has been structured to comply with regulations in various jurisdictions. We collect required information through our new account opening process and screen accounts against databases for the purposes of identity verification and for review of potential negative information and appearance on government lists, including the Office of Foreign Assets and Control, Specially Designated Nationals and Blocked Persons lists. Additionally, we have designed and implemented restrictions to prevent certain types of high-risk activity, including potentially manipulative patterns of trading, and generate and review a sophisticated suite of surveillance reports and queues to identify potential money laundering, market manipulation, fraud and other suspicious activities.

Dodd-Frank Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act imposes strict reporting and disclosure requirements on the financial services industry. We maintain a robust system for evidence of our supervisory review of controls over financial reporting and management monitors accounting and regulatory rulemaking developments for their potential effect on our financial statements and internal controls over financial reporting.

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

Foreign Regulation

Our international subsidiaries are subject to extensive regulation in the various jurisdictions where they have operations. The most significant of our international subsidiaries are: IBC, registered to do business in Canada as an investment dealer; IBUK, registered to do business in the U.K. as a broker; IBEU, registered to do business in Luxembourg as an investment firm; IBKRFS, registered to do business in Switzerland as a securities dealer; IBI, registered to do business in India as a stock broker; IBHK, registered to do business in Hong Kong as a securities dealer; IBSJ, registered in Japan as a financial instruments firm; and IBA, registered to do business in Australia as a securities dealer and futures broker.

In Canada, IBC is subject to the IIROC risk adjusted capital requirement. In the United Kingdom, IBUK is subject to the FCA financial resources requirement. In Luxembourg, IBEU is subject to the CSSF financial resources requirement. In Switzerland, IBKRFS is subject to the FINMA eligible equity requirement. In India, IBI is subject to the National Stock Exchange and Bombay Stock Exchange capital requirements. In Hong Kong, IBHK is subject to the SFC rules with respect to net capital requirements and stockholder’s equity requirements. In Japan, IBSJ is subject to the FSA, the Osaka Securities Exchange, and the Tokyo Stock Exchange capital requirements. In Australia, IBA is subject to the Australian Securities Exchange liquid capital requirement.

Executive Officers and Directors of Interactive Brokers Group, Inc.

The table below presents the names, ages and positions of our current directors and executive officers as of December 31, 2019.

Name	Age	Position
Thomas Peterffy	75	Chairman of the Board of Directors
Milan Galik	53	Chief Executive Officer, President and Director
Earl H. Nemser	73	Vice Chairman and Director
Paul J. Brody	59	Chief Financial Officer, Treasurer, Secretary and Director
Thomas A. Frank	64	Executive Vice President and Chief Information Officer
Lawrence E. Harris	63	Director
Gary Katz	59	Director
John M. Damgard	80	Director
Philip Uhde	34	Director

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

Milan Galik - Mr. Galik joined us in 1990 as a software developer and has served as the Chief Executive Officer of the Company since October 2019. He has also served as President of the Company and IBG LLC since October 2014. Mr. Galik served as Senior Vice President, Software Development of IBG LLC from October 2003 to October 2014. In addition, Mr. Galik has served as Vice President of Timber Hill LLC since April 1998 and serves as a member of the board of directors of the Boston Options Exchange. Mr. Galik received a Master of Science degree in electrical engineering from the Technical University of Budapest in 1990.

Earl H. Nemser - Mr. Nemser has been our Vice Chairman since November 2006. Mr. Nemser has been the Vice Chairman of the Company since 1988 and also serves as a director and/or officer for various subsidiaries of IBG LLC. Mr. Nemser serves as an Independent Advisor to the law firm Dechert LLP. Mr. Nemser served as Special Counsel to Dechert LLP from January 2005 to October 2018. Prior to such time Mr. Nemser served as Partner at the law firms of Swidler Berlin Shereff Friedman, LLP from 1995 to December 2004 and Cadwalader, Wickersham & Taft LLP prior to 1995. Mr. Nemser received a Bachelor of Arts degree in economics from New York University in 1967 and a Juris Doctor, magna cum laude, from Boston University School of Law in 1970.

Paul J. Brody - Mr. Brody has been our Chief Financial Officer, Treasurer and Secretary since November 2006. Mr. Brody joined the Company in 1987 and has served as Chief Financial Officer of IBG LLC since December 2003. Mr. Brody serves as a director and/or officer for various subsidiaries of IBG LLC. From 2005 to 2012, Mr. Brody served as a director, and for a portion of the time as member Vice Chairman, of The Options Clearing Corporation, of which Interactive Brokers LLC and Timber Hill LLC are members. He also served as a director of Quadriserv Inc., an electronic securities lending platform provider, from 2009 to 2015. Mr. Brody received a Bachelor of Arts degree in economics from Cornell University in 1982.

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

Gary Katz – Mr. Katz has been a director since January 2017. He was the President and Chief Executive Officer of the International Securities Exchange (“ISE”) and a co-founder of ISE. Mr. Katz was one of the principal developers of the unique options market structure – an auction market on an electronic platform – used by all three options exchanges; ISE, ISE Gemini and ISE Mercury and was named as inventor or co-inventor on six patents that the ISE received or applied for relating to its proprietary trading system and technology. He served on the Executive Board of Eurex and on the Board of Directors of The Options Clearing Corporation and chaired the Board’s newly formed technology committee. Mr. Katz also served on the Board of Directors of Direct Edge. Mr. Katz graduated from New York University with a master’s degree in Statistics with Distinction and a bachelor’s degree from Queens College. Mr. Katz is currently chairman of the board of Farmer's Pantry LLC, a start-up in the consumer goods industry and also serves on the board of STRS, LLC, a start-up in the financial industry meeting the unique needs of credit card issuers and merchants.

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

Philip Uhde - Mr. Uhde, is the founder and Managing Partner of Echinus Partners, an approximately $1.2 billion investment partnership making concentrated, long-term investments in the public markets. Mr. Uhde has led many investments in financial services companies, including Moody’s, S&P Global, Fimalac (Fitch), MSCI, Visa, MercadoLibre, Charles Schwab, Guidewire and IBG, Inc. Prior to founding Echinus Partners in 2012, Mr. Uhde was a member of the investment team at SPO Partners, an investment partnership founded in 1969. Before that he was an analyst at Sloane Robinson, an emerging markets hedge fund, where he focused on Asian equities. He received a BA in Economics and East Asian Studies from Yale University in 2008. Echinus Partners manages a fund that has been an IBKR shareholder for many years. During the course of this ownership, Mr. Uhde has made in-depth studies into various aspects of the Company’s business with numerous recommendations to management.

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

Mr. Thomas Peterffy, our founder and Chairman, and his affiliates beneficially own approximately 89.6% of the economic interests and all of the voting interests in Holdings, which owns all of our Class B common stock, representing approximately 81.5% of the combined voting power of all classes of our voting stock. As a result, Mr. Thomas Peterffy has the ability to elect all of the members of our board of directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, material expansions or contractions of our business, entry into new lines of business, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on our common stock. In addition, Mr. Thomas Peterffy is able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could discourage potential takeover attempts that other stockholders may favor and could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and this may adversely affect the market price of our common stock.

Moreover, because of Mr. Thomas Peterffy’s substantial ownership, we are eligible to be and are, treated as a “controlled company” for purposes of the Nasdaq Rules. As a result, we are not required by Nasdaq to have a majority of independent directors or to maintain Compensation and Nominating and Corporate Governance Committees composed entirely of independent directors to continue to list the shares of our common stock on Nasdaq. Our Compensation Committee is comprised of Messrs. Thomas Peterffy (Chairman of the Compensation Committee) and Earl H. Nemser (our Vice Chairman). Mr. Thomas Peterffy’s membership on the Compensation Committee may give rise to conflicts of interests in that Mr. Thomas Peterffy is able to influence all matters relating to executive compensation, including his own compensation.

We are dependent on IBG LLC to distribute cash to us in amounts sufficient to pay our tax liabilities and other expenses.

We are a holding company and our primary assets are our approximately 18.5% equity interest in IBG LLC and our controlling interest and related rights as the sole managing member of IBG LLC and, as such, we operate and control all of the business and affairs of IBG LLC and are able to consolidate IBG LLC’s financial results into our financial statements. We have no independent means of generating revenues. IBG LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, its taxable income is allocated on a pro rata basis to Holdings and us. Accordingly, we incur income taxes on our proportionate share of the net taxable income of IBG LLC, and also incur expenses related to our operations. We intend to cause IBG LLC to distribute cash to its members in amounts at least equal to that necessary to cover their tax liabilities, if any, with respect to the earnings of IBG LLC. To the extent we need funds to pay such taxes, or for any other purpose, and IBG LLC is unable to provide such funds, it could have a material adverse effect on our business, financial condition and results of operations.

We are required to pay Holdings for the benefit relating to additional tax depreciation or amortization deductions we claim as a result of the tax basis step-up our subsidiaries received in connection with our initial public offering and certain subsequent redemptions of Holdings membership interests.

In connection with our initial public offering (“IPO”), we purchased interests in IBG LLC from Holdings for cash. In connection with redemptions of Holdings membership interests, we acquired additional interests in IBG LLC by issuing shares of Class A common stock in exchange for an equivalent number of shares of member interests in IBG LLC (the “Redemptions”). In addition, IBG LLC membership interests held by Holdings may be sold in the future to us and financed by our issuances of shares of our common stock. The initial purchase and the Redemptions did, and the subsequent purchases may, result in increases in the tax basis of the tangible and intangible assets of IBG LLC and its subsidiaries that otherwise would not have been available. Such increase will be approximately equal to the amount by which our stock price at the time of the purchase exceeds the income tax basis of the assets of IBG LLC underlying the IBG LLC interests acquired by us. These increases in tax basis will result in increased deductions in computing our taxable income and resulting tax savings for us generally over the 15 year period which commenced with the initial purchase. We have agreed to pay 85% of these tax savings, if any, to Holdings as they are realized as additional consideration for the IBG LLC interests that we acquire.

As a result of the IPO and the Redemptions by Holdings, the increase in the tax basis attributable to our interest in IBG LLC is $1.3 billion. The tax savings that we would actually realize as a result of this increase in tax basis likely would be significantly less than this amount multiplied by our effective tax rate due to a number of factors, including the allocation of a portion of the increase in tax basis to foreign or non-depreciable fixed assets, the impact of the increase in the tax basis on our ability to use foreign tax credits and the rules relating to the amortization of intangible assets, for example. Based on facts and assumptions as of December 31, 2019, including that subsequent purchases of IBG LLC interests will occur in fully taxable transactions, the potential tax basis increase resulting from the historical and future purchases of the IBG LLC interests held by Holdings could be as much as $9.0 billion. The Tax Receivable Agreement requires 85% of such tax savings, if any, to be paid to Holdings, with the balance to be retained by us. The actual increase in tax basis depends, among other factors, upon the price of shares of our common stock at the time of the purchase and the extent to which such purchases are taxable and, as a result, could differ materially from this amount. Our ability to achieve benefits from any such increase, and the amount of the payments to be made under the Tax Receivable Agreement, depends upon a number of factors, as discussed above, including the timing and amount of our future income.

The tax basis of $9.0 billion assumes that (a) all remaining IBG LLC membership interests held by Holdings are purchased by us in a taxable transaction and (b) such purchases in the future are made at prices that reflect the closing share price as of December 31, 2019. In order to have a $9.0 billion tax basis, the offering price per share of Class A common stock in such future public offering will need to exceed the then current cost basis per share of Class A common stock by approximately $29.93.

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

The members of Holdings have the right to cause the redemption of their Holdings membership interests over time in connection with offerings of shares of our common stock. We intend to sell additional shares of common stock in public offerings in the future, which may include offerings of our common stock to finance future purchases of IBG LLC membership interests which, in turn, will finance corresponding redemptions of Holdings membership interests. These offerings and related transactions are anticipated to occur at least annually into the future. The size and occurrence of these offerings may be affected by market conditions. We may also issue additional shares of common stock or convertible debt securities to finance future acquisitions or business combinations. We currently have approximately 77 million outstanding shares of common stock. Assuming no anti-dilution adjustments based on combinations or divisions of our common stock, the offerings referred to above could result in the issuance by us of up to an additional approximately 339 million shares of common stock. It is possible, however, that such shares could be issued in one or a few large transactions.

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

Provisions contained in our amended and restated certificate of incorporation could make it more difficult for a third-party to acquire us, even if doing so might be beneficial to our stockholders. For example, our amended and restated certificate of incorporation authorizes our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock, without any vote or action by our stockholders. We could issue a series of preferred stock that could impede the completion of a merger, tender offer or other takeover attempt. These provisions may discourage potential acquisition proposals and may delay, deter or prevent a change of control of us, including through transactions, and, in particular, unsolicited transactions, that some or all of our stockholders might consider to be desirable. As a result, efforts by our stockholders to change our direction or management may be unsuccessful.

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

The demand for our services that rely on electronic communications gateways, is characterized by:

•rapid technological change;

•changing customer demands;

•the need to enhance existing services and products or introduce new services and products; and

•evolving industry standards.

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

We rely on our computer software to receive and properly process internal and external data. Any disruption in the proper functioning of our software due to, for example, erroneous or corrupted data, or cyber-attacks, may cause us to make erroneous trades or suspend our services and could cause us great financial harm. To maintain our competitive advantage, our software is under continuous development. As we identify and enhance our software, there is risk that software failures may occur and result in service interruptions and have other unintended consequences.

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

As certain of our subsidiaries are members of FINRA, we are subject to certain regulations regarding changes in control of our ownership. FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a change in control of a member firm. FINRA defines control as ownership of 25% or more of the firm’s equity by a single entity or person and would include a change in control of a parent company. IBC, IBUK, IBEU, IBKRFS and IBHK are subject to similar change in control regulations promulgated by the IIROC in Canada, the FCA in the United Kingdom, the CSSF in Luxembourg, FINMA in Switzerland and the SFC in Hong Kong, respectively. As a result of these regulations, our future efforts to sell shares or raise additional capital may be delayed or prohibited. We may be subject to similar restrictions in other jurisdictions in which we operate.

Regulatory and legal uncertainties could harm our business.

The securities and derivatives businesses are heavily regulated. Firms in financial service industries have been subject to an increasingly regulated environment over recent years, and penalties and fines sought by regulatory authorities have increased accordingly. This regulatory and enforcement environment has created uncertainty with respect to various types of transactions that historically had been entered into by financial services firms and that were generally believed to be permissible and appropriate. Our broker-dealer subsidiaries are subject to regulations in the U.S. and abroad covering all aspects of their business. Regulatory bodies include, in the U.S., the SEC, FINRA, the Board of Governors of the Federal Reserve System, the Chicago Board Options Exchange, the Chicago Mercantile Exchange, the CFTC, and the NFA; in Canada, the IIROC and various Canadian securities commissions; in the United Kingdom, the FCA; in Luxembourg, the CSSF; in Switzerland, FINMA; in India, the Securities and Exchange Board of India; in Hong Kong, the SFC; in Japan, the FSA and the Japan Securities Dealers Association; and in Australia, the Australian Securities and Investment Commission. Our mode of operation and profitability may be directly affected by additional legislation changes in rules promulgated by various domestic and foreign government agencies and self-regulatory organizations that oversee our businesses, and changes in the interpretation or enforcement of existing laws and rules, including the potential imposition of transaction taxes. Noncompliance with applicable laws or regulations could result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market or the revocation or limitation of licenses. Noncompliance with applicable laws or regulations could adversely affect our reputation, prospects, revenues and earnings. In addition, changes in current laws or regulations or in governmental policies could adversely affect our business, financial condition and results of operations.

We are subject to regulatory oversight and examination by numerous governmental and self-regulatory authorities. We are currently providing information to certain of such authorities, including FINRA, the SEC, the CFTC and the United States Department of Justice, and cooperating with those authorities. The regulators are focused on compliance practices, including anti money laundering and Bank Secrecy Act practices. We periodically review these practices to make them more robust and to keep pace with changing regulatory standards, and we have been enhancing and augmenting our procedures and personnel in these areas over the past several years. While the outcome of the examinations and inquiries currently in progress cannot be predicted, we do not believe that they are likely to have a materially adverse effect on our financial results.

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

With respect to our direct market access brokerage business, the market for electronic and interactive bidding, offering and trading services in connection with equities, options and futures is rapidly evolving and intensely competitive. We expect competition to continue and intensify in the future. Our current and potential future competition principally comes from five categories of competitors:

•prime brokers who, in an effort to satisfy the demands of their customers for hands-on electronic trading facilities, universal access to markets, smart routing, better trading tools, lower commissions and financing rates, have embarked upon building such facilities and product enhancements;

•direct market access and online options and futures firms;

•direct market access and online equity brokers;

•software development firms and vendors who create global trading networks and analytical tools and make them available to brokers; and

•traditional brokers.

In addition, we compete with financial institutions, mutual fund sponsors and other organizations, many of which provide online, direct market access or other investing services. A number of brokers provide our technology and execution services to their customers, and these brokers will become our competitors if they develop their own technology. Some of our competitors in this area have greater name recognition, longer operating histories and significantly greater financial, technical, marketing and other resources than we have and offer a wider range of services and financial products than we do. Some of our competitors may also have an ability to charge lower or zero commissions. We cannot assure you that we will be able to compete effectively or efficiently with current or future competitors. These increasing levels of competition in the online trading industry could significantly harm this aspect of our business.

We are subject to potential losses as a result of our clearing and execution activities.

As a clearing member firm providing financing services to certain of our brokerage customers, we are ultimately responsible for their financial performance in connection with various securities and derivatives transactions. Our clearing operations require a commitment of our capital and, despite safeguards implemented by our software, involve risks of losses due to the potential failure of our customers to perform their obligations under these transactions. If our customers default on their obligations, we remain financially liable for such obligations, and although these obligations are collateralized, we are subject to market risk in the liquidation of customer collateral to satisfy those obligations. There can be no assurance that our risk management procedures will be adequate. Any liability arising from clearing operations could have a material adverse effect on our business, financial condition and results of operations.

As a clearing member firm of securities and derivatives clearing houses in the U.S. and abroad, we are also exposed to clearing member credit risk. Securities and derivatives clearing houses require member firms to deposit cash, stock and/or government securities for margin requirements and to clearing funds. If a clearing member defaults in its obligations to the clearing house in an amount larger than its own margin and clearing fund deposits, the shortfall is absorbed pro rata from the deposits of the other clearing members. Many clearing houses of which we are members also have the authority to assess their members for additional funds if the clearing fund is depleted. A large clearing member default could result in a substantial cost to us if we are required to pay such assessments.

We are exposed to risks associated with our international operations.

During 2019, approximately 21% of our net revenues were generated by our operating subsidiaries outside the U.S. We are exposed to risks and uncertainties inherent in doing business in international markets, particularly in the heavily regulated brokerage industry. Such risks and uncertainties include political, economic and financial instability; unexpected changes in regulatory requirements, tariffs and other trade barriers; exchange rate fluctuations; applicable currency controls; and difficulties in staffing, including reliance on newly hired local experts, and managing foreign operations. These risks could cause a material adverse effect on our business, financial condition and results of operations.

We do not have fully redundant systems. System failures could harm our business.

If our systems fail to perform, we could experience unanticipated disruptions in operations, slower response times or decreased customer service and customer satisfaction. Our ability to facilitate transactions successfully and provide high quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our service has experienced periodic system interruptions, which we believe will continue to occur from time to time. Our systems and operations also are potentially vulnerable to damage or interruption from human error, cyber-attacks, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. While we currently maintain redundant servers to provide limited service during system disruptions, we do not have fully redundant systems, and our formal disaster recovery plan does not include restoration of all services. For example, we have backup facilities at our disaster recovery site that enable us, in the case of complete failure of our main North America data center, to recover and complete all pending transactions, provide customers with access to their accounts to deposit or withdraw money, transfer positions to other brokers and manage their risk by continuing trading through the use of marketable orders. These backup services are currently limited to U.S. markets. We do not currently have separate backup facilities dedicated to our non-U.S. operations. It is our intention to provide for and progressively deploy backup facilities for our global facilities over time. In addition, we do not carry business interruption insurance to compensate for losses that could occur to the extent not required. Any system failure that causes an interruption in our service or decreases the responsiveness of our service could impair our reputation, damage our brand name and materially adversely affect our business, financial condition and results of operations.

Failure of third-party systems on which we rely could adversely affect our business.

We rely on certain third-party computer systems or third-party service providers, including clearing systems, exchange systems, banking systems, Internet service, co-location facilities, communications facilities and other facilities. Any interruption in these third-party services, or deterioration in their performance, could be disruptive to our business. If our arrangement with any third-party is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition and results of operations.

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

Our computer infrastructure is potentially vulnerable to physical or electronic computer break-ins, cyber-attacks, viruses and similar disruptive problems and security breaches. Any such problems or security breaches could cause us to have liability to one or more third parties, including our customers, and disrupt our operations. A party able to circumvent our security measures could misappropriate proprietary information or customer information, jeopardize the confidential nature of information transmitted over the Internet or cause interruptions in our operations. Concerns over the security of Internet transactions and the privacy of users could also inhibit the growth of the Internet or the electronic brokerage industry in general, particularly as a means of conducting commercial transactions. To the extent that our activities involve the storage and transmission of proprietary information such as personal financial information, security breaches could expose us to a risk of financial loss, litigation and other liabilities. Our estimated annual losses from reimbursements to customers whose accounts have been negatively affected by unauthorized access have historically been less than $500,000 annually and were significantly reduced since the widespread introduction of our Secure Login System. Our current insurance program may protect us against some, but not all, of such losses. Any of these events, particularly if they (individually or in the aggregate) result in a loss of confidence in our company or electronic brokerage firms in general, could have a material adverse effect on our business, financial condition and results of operations.

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

Our revenues are dependent on the level of trading activity on securities and derivatives exchanges in the U.S. and abroad. In the past, our revenues and operating results have varied significantly from period to period primarily due to movements and trends in the underlying markets and to fluctuations in trading levels. As a result, period to period comparisons of our revenues and operating results may not be meaningful, and future revenues and profitability may be subject to significant fluctuations or declines.

We may incur material trading losses from our market making activities.

A portion of our revenues and operating profits is derived from our trading as principal in our role as a market maker. We may incur trading losses relating to these activities since each primarily involves the purchase or sale of securities for our own account. In any period, we may incur trading losses in a significant number of securities for a variety of reasons including:

•price changes in securities;

•lack of liquidity in securities in which we have positions; and

•the required performance of our market making obligations.

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

Computer-generated buy/sell programs and other technological advances and regulatory changes in the marketplace may continue to tighten spreads on securities transactions. Tighter spreads and increased competition could make market making activities less profitable.

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

The market prices of our long and short positions are reflected on our books at closing prices which are typically the last trade price before the official close of the primary exchange on which each such security trades. If prices of derivatives and their underlying securities close out of alignment, there may be large and occasionally anomalous swings in the value of our positions daily and, accordingly, in our earnings in any period. This is especially true on the last business day of each calendar quarter.

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

Designated market makers are granted certain rights and have certain obligations to “make a market” in a particular security. They agree to specific obligations to maintain a fair and orderly market. In acting as a designated market maker, we are subjected to a high degree of risk by having to support an orderly market. In this role, we may at times be required to make trades that adversely affect our profitability. In addition, we may at times be unable to trade for our own account in circumstances in which it may be to our advantage to trade, and we may be obligated to act as a principal when buyers or sellers outnumber each other. In those instances, we may take a position counter to the market, buying or selling securities to support an orderly market. Additionally, the rules of the markets which govern our activities as a designated market maker are subject to change. If these rules are made more stringent, our trading revenues and profits as a designated market maker could be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located in Greenwich, Connecticut. We lease office and data center facilities in 24 cities throughout the world where we conduct our operations as set forth below. Unless otherwise indicated, all properties are used by both our electronic brokerage and market making segments. We believe our present facilities, together with our current options to extend lease terms, are adequate for our current needs.

The table below presents certain information with respect to our leased facilities as of December 31, 2019.

Location	Space (sq. feet)	Principal Usage

North America
Greenwich, CT	163,510	Headquarters
Chicago, IL	60,276	Office space and data center
Other (7 locations)	28,662	Office space and data center

Europe
Zug, Switzerland	25,009	Office space
London, United Kingdom	12,969	Office space
Tallinn, Estonia	11,010	Office space
Other (4 locations)	19,980	Office space

Asia - Pacific
Mumbai, India	54,275	Office space
Hong Kong	17,565	Office space and data center
Other (4 locations)	19,741	Office space

ITEM 3. LEGAL PROCEEDINGS AND REGULATORY MATTERS

The securities and commodities industry is highly regulated and many aspects of our business involve substantial risk of liability. In past years, there has been an increasing incidence of litigation involving the brokerage industry, including class action suits that generally seek substantial damages, including in some cases punitive damages. Compliance and trading problems that are reported to federal, state and provincial regulators, exchanges or other self-regulatory organizations by dissatisfied customers are investigated by such regulatory bodies, and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action. We are also subject to periodic regulatory audits and inspections.

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

The United States Court of Appeals for the Federal Circuit vacated the CBM Review determinations of invalidity for four patents, concluding that these patents were not eligible for CBM Review. The District Court trial with respect to these four patents is scheduled for May 2020; however, the parties have filed a motion with the District Court to move the trial to November 2020.

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

On September 28, 2016, the District Court issued an order granting the Company’s motion to dismiss the complaint in its entirety, and without providing plaintiff leave to amend. On September 28, 2017, plaintiff appealed to the United States Court of Appeals for the Second Circuit. On September 26, 2018, the Court of Appeals affirmed the dismissal of plaintiff’s claims of breach of contract and commercially unreasonable liquidation but vacated and remanded back to the District Court plaintiff’s claims for negligence. On November 30, 2018, the plaintiff filed a second amended complaint. The Company filed a motion to dismiss the new complaint on January 15, 2019, which was denied on September 30, 2019. On December 9, 2019, the Company filed a motion requesting that the District Court certify to the Connecticut Supreme Court two questions of Connecticut law directly relevant to the motion to dismiss. Briefing has only recently been completed, and the District Court has not yet ruled on the motion. Regardless of the outcome of this motion, the Company does not believe that a purported class action is appropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any particular customer’s margin deficient account. IB LLC and the related defendants intend to continue to defend themselves vigorously against the case and, consistent with past practice in connection with this type of unwarranted action, any potential claims for counsel fees and expenses incurred in defending the case may be fully pursued against the plaintiff.

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

Pending Regulatory Inquiries

Our businesses are heavily regulated by state, federal and foreign regulatory agencies as well as numerous exchanges and self-regulatory organizations. Most of our companies are regulated under some or all of the following: state securities laws, U.S. and foreign securities, commodities and financial services laws and the rules of the more than 120 exchanges, market centers and self-regulatory organizations of which one or more of our companies may be members. In the current era of dramatically heightened regulatory scrutiny of financial institutions, we have incurred increased compliance costs, along with the industry as a whole. Increased regulation also creates increased barriers to entry. We have built and continue to build human and automated infrastructure in light of increasing regulatory scrutiny, which provides us with a possible advantage over potential newcomers to the business.

We receive thousands of regulatory inquiries each year in addition to being subject to frequent regulatory examinations. The great majority of these inquiries do not lead to fines or any further action against us. Most often, regulators do not inform us as to when and if an inquiry has been concluded. We are currently the subject of active or dormant regulatory inquiries regarding subjects including, but not limited to: audit trail reporting, trade reporting, best execution and order execution procedures, short sales, margin lending, anti-money laundering or potentially manipulative trading by customers, procedures for transfers and trading of U.S. Micro-Cap securities, procedures for accounts managed by independent financial advisors or referred by third parties, technology development practices, business continuity planning and other topics of recent regulatory interest. The Company has procedures for evaluating whether potential regulatory fines are probable, estimable and material and for updating its contingency reserves and disclosures accordingly. In the current climate, we expect to pay significant and increasing regulatory fines on various topics on an ongoing basis, as other regulated financial services businesses do. The amount of any fines, and when and if they will be incurred, typically is impossible to predict given the nature of the regulatory process.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Interactive Brokers Group Inc.’s Class A common stock trades under the symbol “IBKR” on the Nasdaq Stock Market LLC. As of February 24, 2020, there were seventeen holders of record, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number

Dividends and Other Restrictions

We currently intend to pay quarterly dividends of $0.10 per share to our common stockholders for the foreseeable future.

Stockholder Return Performance Graph

The graph below compares cumulative total stockholder return on our common stock, the S&P 500 Index and the Nasdaq Financial-100 Index from December 31, 2014 to December 31, 2019. The comparison assumes $100 was invested on December 31, 2014 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes.

___________________________

(1)The Nasdaq Financial-100 Index includes 100 of the largest domestic and international financial securities listed on The Nasdaq Stock Market based on market capitalization. They include companies classified according to the Industry Classification Benchmark as Financials, which are included within the Nasdaq Bank, Nasdaq Insurance, and Nasdaq Other Finance Indexes.

(2)The S&P 500 Index includes 500 large cap common stocks actively traded in the U.S. The stocks included in the S&P 500 are those of large publicly held companies that trade on either of the two largest American stock markets, the New York Stock Exchange and Nasdaq.

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

Use of Proceeds

On October 7, 2019, the Company filed a Prospectus Supplement on Form 424B (File Number 333-219552) with the SEC to register up to 1,000,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform, increase assets held with the Company’s brokerage subsidiaries and enhance customer loyalty. As of December 31, 2019, the Company has issued 10,000 shares to IBG LLC for distribution to eligible customers of certain of its subsidiaries. Assuming all shares were issued, IBG, Inc.’s interest in IBG LLC would increase from 18.5% to 18.7%.

Securities Authorized for Issuance under Equity Compensation Plans

The table below presents information about shares of common stock available for future awards under all the Company’s equity compensation plans as of December 31, 2019. The Company has not made grants of common stock outside of its equity compensation plans.

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted-average exercise	remaining available for
	outstanding options,	price of outstanding options	future awards under
	warrants and rights	warrants and rights	equity compensation plans(1)
Equity compensation plans
approved by security holders	N/A	N/A	4,659,381
Total	—	—	4,659,381

___________________________

(1)Amount represents restricted stock units available for future issuance of grants under the Company’s amended 2007 Stock Incentive Plan.

ITEM 6. SELECTED FINANCIAL DATA

The tables below present selected historical consolidated financial and other data of the Company for the periods indicated.

	Year-Ended December 31,
	2019	2018	2017	2016	2015

Consolidated Statement of Comprehensive Income Data	(in millions, except share and per share amounts)
Revenues
Commissions	$706	$777	$647	$612	$617
Interest income	1,726	1,392	908	606	492
Trading gains	27	39	40	163	269
Other (loss) income (1)	121	158	332	94	(122)
Total revenues	2,580	2,366	1,927	1,475	1,256
Interest expense	643	463	225	79	67
Total net revenues	1,937	1,903	1,702	1,396	1,189

Non-interest expenses
Execution, clearing and distribution fees	251	269	241	244	231
Fixed expenses	485	434	410	385	354
Customer bad debt (2)	44	4	2	6	146
Total non-interest expenses	780	707	653	635	731
Income before income taxes	1,157	1,196	1,049	761	458
Income tax expense (1)	68	71	256	62	43
Net income	1,089	1,125	793	699	415
Less net income attributable to noncontrolling interests	928	956	717	615	366
Net income available for common stockholders	$161	$169	$76	$84	$49

Earnings per share
Basic	$2.11	$2.30	$1.09	$1.28	$0.80
Diluted	$2.10	$2.28	$1.07	$1.25	$0.78

Comprehensive income available for common stockholders	$165	$156	$87	$80	$39

Comprehensive income attributable to noncontrolling interests	$948	$890	$771	$594	$313

Comprehensive earnings per share
Basic	$2.18	$2.12	$1.24	$1.21	$0.64
Diluted	$2.16	$2.09	$1.22	$1.19	$0.62

Weighted average common shares outstanding
Basic	76,121,570	73,438,209	69,926,933	66,013,247	61,043,071
Diluted	76,825,863	74,266,370	70,904,921	67,299,413	62,509,796

___________________________

(1)The results for 2017 include the impact of the Tax Cuts and Job Act (“Tax Act”) which was enacted on December 22, 2017. The Tax Act resulted in additional income tax expense of $62 million for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries and $115 million from the remeasurement of the Company’s deferred tax assets at the reduced corporate income tax rate of 21%. Other income includes a $93 million gain from the remeasurement of Tax Receivable Agreement liability, payable to Holdings, which is associated with and offsetting to the expense on remeasurement of deferred tax assets. See Note 4 – “Equity and Earnings per Share” and Note 11 – “Income Taxes” to the audited consolidated financial statements, in Part II, Item 8 of this Annual Report on Form 10-K.

(2)The results for 2019 include an unusual loss of $42 million recorded as customer bad debt which reflects losses recognized on margin lending to a small number of our brokerage customers that had taken relatively large positions in a security listed on a major U.S. exchange, which lost a substantial amount of its value in a very short timeframe. See Note 14 – “Commitments, Contingencies and Guarantees” to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional details.

The results for 2015 include an unusual loss of $137 million recorded as customer bad debt. On January 15, 2015, in an unprecedented action, the Swiss National Bank removed a previously instituted and repeatedly confirmed cap of the currency relative to the euro, causing a sudden move in the value of the Swiss franc. Several of our customers holding currency futures and spot positions suffered losses in excess of their deposits with us. We took immediate action to hedge our exposure to the foreign currency receivables from these customers. As of December 31, 2019, we have incurred cumulative losses, net of hedging activity and debt collection efforts, of $115 million. We continue to actively pursue collection of the debts. The ultimate effect of this incident on our results will depend upon the outcome of our debt collection efforts.

	December 31,
	2019	2018	2017	2016	2015
	(in millions)
Consolidated Statement of Financial Condition Data

Cash, cash equivalents and short-term investments (1)	$33,217	$26,937	$23,999	$26,053	$23,105

Total assets (2), (3)	$71,676	$60,547	$61,162	$54,673	$48,734

Total liabilities(3)	$63,736	$53,391	$54,729	$48,853	$43,390

Stockholders' equity	$1,452	$1,282	$1,090	$974	$863

Noncontrolling interests	$6,488	$5,874	$5,343	$4,846	$4,481

___________________________

(1)Cash, cash equivalents and short-term investments represent cash and cash equivalents, cash and securities segregated under federal and other regulations, short-term investments and securities purchased under agreements to resell.

(2)As of December 31, 2019, approximately $71.1 billion, or 99.2%, of total assets were considered liquid and consisted primarily of cash, marketable securities and collateralized receivables.

(3)As a result of the Company’s acquisition from Holdings of IBG LLC membership interests, the Company received not only an interest in IBG LLC but also, for federal income tax purposes, a step-up to the federal income tax basis of the assets of IBG LLC underlying such additional interest. This increased tax basis is expected to result in tax benefits as a result of increased amortization deductions. The Company will retain 15% of the tax benefits actually realized. As set forth in the Tax Receivable Agreement the Company entered into with Holdings, the Company will pay the remaining 85% of the realized tax benefits relating to any applicable tax year to Holdings. The deferred tax asset was $116 million, $140 million, $146 million, $273 million, and $288 million and the corresponding payable to Holdings was $139 million, $171 million, $187 million, $285 million, and $291 million as of December 31, 2019, 2018, 2017, 2016, and 2015, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K for additional details related to the impact of the Tax Act on the Company.

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

Business Overview

We are an automated global electronic broker and market maker (although, we have substantially exited our options market making business - see Note 2 – “Discontinued Operations and Costs Associated with Exit or Disposal Activities” to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K). We custody and service accounts for hedge and mutual funds, registered investment advisers, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders and executing and processing trades in stocks, options, futures, forex, bonds, mutual funds and ETFs on more than 135 electronic exchanges and market centers around the world. Since our inception in 1977, we have focused on developing proprietary software to automate broker-dealer functions. The proliferation of electronic exchanges over nearly the last three decades has provided us with the opportunity to integrate our software with an increasing number of exchanges and market centers into one automatically functioning, computerized platform that requires minimal human intervention.

Our primary assets are our ownership of approximately 18.5% of the membership interests of IBG LLC, the current holding company for our businesses, and our controlling interest and related contractual rights as the sole managing member of IBG LLC. The remaining approximately 81.5% of IBG LLC membership interests are held by Holdings, a holding company that is owned by our founder and Chairman, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The IBG LLC membership interests held by Holdings will be subject to purchase by us over time in connection with offerings by us of shares of our common stock.

Business Segments

We report our results in two operating business segments, electronic brokerage and market making (being discontinued). These segments are analyzed separately as these are the two principal business activities from which we derive our revenues and to which we allocate resources.

Electronic Brokerage. As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on our proprietary technology, our systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account. We offer our customers access to all classes of tradable, primarily exchange-listed products, including stocks, options, futures, forex, bonds, mutual funds and ETFs traded on more than 135 electronic exchanges and market centers in 33 countries and in 25 currencies seamlessly around the world. The emerging complexity of multiple market centers has provided us with the opportunity to build and continuously adapt our order routing software to secure excellent execution prices.

Our customer base is diverse with respect to geography and segments. Currently, approximately 70% of our customers reside outside the U.S. in over 200 countries and territories, and over 50% of new customers come from outside the U.S. Approximately 65% of our customers’ equity is in institutional accounts such as hedge funds, financial advisors, proprietary trading desks and introducing brokers. Specialized products and services that we have developed are successfully attracting these accounts. For example, we offer prime brokerage services, including financing and securities lending to hedge funds; our model portfolio technology and automated share allocation and rebalancing tools are particularly attractive to financial advisors; and our trading platform, global access and low pricing attract introducing brokers.

Market Making. As previously announced, we transferred our U.S. options market making operations to Two Sigma Securities, LLC effective September 29, 2017 and also exited the majority of our options market making activities outside the U.S. by December 31, 2017. During 2019, we exited our Canadian market making operations. We intend to continue conducting certain proprietary trading activities in stocks and related instruments to facilitate our electronic brokerage customers’ trading in products such as ETFs, ADRs, CFDs and other financial instruments, as well as exchange-traded market making activities in a few select markets outside of the U.S. However, we do not expect the remaining activity to be of sufficient size as to require reporting as a separate segment in the future.

Business Environment

During 2019, U.S. market volatility was generally lower than in the prior year, amid greater optimism about global economic growth and continued monetary easing by central banks. Equity market indices around the globe were predominantly up, led by the U.S., where the S&P 500 index rose 29%. U.S. interest rates were lowered three times by the Federal Reserve in 2019, nearly reversing all the rate hikes of the prior year, while trends in benchmark rates of other currencies were mixed.

Among our customer base, volatility is highly correlated with customer trading activity across product types. In 2019, lower volatility led to decreases in trading volume, notably in the U.S., as our customers’ trading activity, which is sensitive to overall market trends, showed declines. In addition, lower benchmark interest rates, which can be beneficial by reducing the rate of interest paid on customer cash, can also give us fewer opportunities to earn more net interest income on fully interest-sensitive balances.

In an improving market environment, with mainly lower interest rates and rising asset values, customer account growth was robust, with total customer accounts increasing 15% from 2018 to 690 thousand. Healthy inflows from customers, combined with securities market increases that generally benefited customers’ investment values, led to customer equity growth of 36% to $174.1 billion. Institutional customers, such as hedge funds, mutual funds, introducing brokers, proprietary trading groups and financial advisors, comprised approximately 50% of total accounts and approximately 65% of total customer equity at the end of 2019. We continue to attract large customers that seek our superior technology and execution capabilities, high interest rates on cash balances, and low costs, as well as our securities finance services, including margin lending and short sale support.

The following is a summary of the key profit drivers that affect our business and how they compared to 2018:

Global trading volumes. According to data received from exchanges, volumes in exchange-listed equity-based options decreased by approximately 13% in the U.S. for the year ended December 31, 2019, compared to 2018. Further, U.S. volumes decreased in exchange-listed futures by 19% and in equities by 20%, due to the decline in volatility among other factors. See the “Trading Volumes and Brokerage Statistics” section below in this Item 7 for additional details regarding our trade volumes, contract and share volumes, and brokerage statistics.

Volatility. Based on the Chicago Board Options Exchange Volatility Index (“VIX®”), average U.S. market volatility decreased to 15.4 in 2019, down 7% from the average of 16.6 in 2018. Lower volatility tends to curtail our electronic brokerage performance because it generally corresponds to lower trading volumes. In 2019, as the VIX decreased, we saw a negative impact on customer trading activity, which decreased 6%, and our commissions revenue, which decreased 9%.

Interest Rates. The U.S. Federal Reserve conducted a series of reductions in the target federal funds rate in 2019, with rate cuts in July, September and October, while rates in other currencies were mixed. Decreases in benchmark rates can lead to lower net interest income and a narrower net interest margin. As our margin balances are tied to benchmark rates, declining U.S. interest rates reduce the interest we receive on our U.S. dollar customer margin balances. Falling rates also reduce the interest we earn on our segregated cash, the majority of which is invested in U.S. government securities and related instruments. Lower rates also reduce our interest expense, as we pass along the reduced interest rate to our customers. Because we pay among the highest rates in the brokerage industry on qualified customer cash balances, and charge among the lowest rates on margin borrowings, we attract customers who seek to maximize their yields and minimize their costs. We believe our low rates on margin borrowings and high yields on qualified cash balances are important factors that attract customers to our platform.

While the interest we pay on customer cash balances and the interest we earn on customer margin loans is based on fixed spreads around benchmark rates, additional net interest income is earned on lower or non-interest-bearing customer balances, e.g., on securities accounts with less than $100,000 in equity, and on rising balances. Electronic brokerage net interest income grew 17%, compared to 2018. Higher net interest income was due to rising average customer credit balances, up 9% in 2019, in part due to an inflow of new accounts, along with expanded prime broker financing and strong securities lending activity. This was partly offset by average customer margin loan balances decreasing 9%, due to our customers’ reduced appetite for leverage as compared to 2018.

Currency fluctuations. As a global electronic broker and market maker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in proportion to a defined basket of 14 currencies we call the “GLOBAL” to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During 2019 the value of the GLOBAL, as measured in U.S. dollars, decreased 0.06% compared to its value as of December 31, 2018, which had a negative impact on our comprehensive earnings for 2019.

A discussion of our approach for managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Financial Overview

In the fourth quarter of this year, we introduced the reporting of non-GAAP financial measures, which exclude certain items that may not be indicative of our core operating results and business outlook and may be useful in evaluating the operating performance of our business and provide a better comparison of our results in the current period to those in prior and future periods. See the “Non-GAAP Financial Measures” section below in this Item 7 for additional details.

Diluted earnings per share were $2.10 for the year ended December 31, 2019 (“current year”), compared to diluted earnings per share of $2.28 for the year ended December 31, 2018 (“prior year”). Adjusted diluted earnings per share were $2.27 for the current year, compared to adjusted diluted earnings per share of $2.28 for the prior year. The calculation of diluted earnings per share is detailed in Note 4 to the audited consolidated financial statements, in Part II, Item 8 of this Annual Report on Form 10-K.

Consolidated: For the current year, our net revenues were $1,937 million and income before income taxes was $1,157 million, compared to net revenues of $1,903 million and income before income taxes of $1,196 million in the prior year. Adjusted net revenues were $1,984 million and adjusted income before income taxes was $1,246 million, compared to adjusted net revenues of $1,913 million and adjusted income before income taxes of $1,206 million in the prior year. The increase in income before income taxes in the current year was mainly driven by a 17% increase in net interest income partially offset by a 9% decrease in commissions revenue and a 23% decrease in other income. Our pre-tax profit margin was 60%, compared to 63% for the prior year.

Electronic Brokerage: For the current year, income before income taxes in our electronic brokerage segment increased $20 million, or 2%, compared to the prior year, driven by higher net interest income and lower execution, clearing and distribution fees, partially offset by lower commissions revenue and other income, and higher customer bad debt expense, general and administrative expenses, and employee compensation and benefits expense. Net revenues increased 4%, mainly from a 17% increase in net interest income, driven by higher average Federal Funds rates and higher average customer credit balances; partially offset by a 9% decrease in commissions, primarily driven by lower options and futures contract and stock share volumes and a 3% decrease in other income led by lower net mark-to-market gains on our U.S. government securities portfolio and lower risk exposure fees. Pre-tax profit margin was 62% for the current year and 64% for the prior year. Customer accounts grew 15% and customer equity increased 36% from the prior year. For the current year, total DARTs for cleared and execution-only customers decreased 3% to 833 thousand, compared to 862 thousand for the prior year.

As previously disclosed, over an extended period in 2018, a small number of our brokerage customers had taken relatively large positions in a security listed on a major U.S. exchange. We extended margin loans against the security at a conservatively high collateral requirement. In December 2018, within a very short timeframe, this security lost a substantial amount of its value. The customer accounts were well margined and at December 31, 2018 they had incurred losses but had not fallen into any deficits. During the quarter ended March 31, 2019, subsequent price declines in the stock caused these accounts to fall into deficits, despite our efforts to liquidate the customers’ positions. During the year ended December 31, 2019, we recognized a net aggregate loss of approximately $42 million. The maximum aggregate loss, which would occur if the security’s price fell to zero and none of the debts were collected, would be approximately $50 million. The ultimate effect of this incident on our results will depend upon market conditions and the outcome of our debt collection efforts.

Market Making: For the current year, income before income taxes in our market making segment decreased $4 million, or 12%, to $30 million compared to the prior year, driven by lower trading gains, partially offset by higher net interest income and lower operating costs on the remaining operations.

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

Corporate: In connection with our currency diversification strategy (i.e., GLOBALs) as of December 31, 2019, approximately 30% of our equity was denominated in currencies other than the U.S. dollar. In the current year, our currency diversification strategy decreased our comprehensive earnings by $36 million (compared to a decrease of $99 million in the prior year), as the U.S. dollar value of the GLOBAL decreased by approximately 0.06%, compared to its value as of December 31, 2018. The effects of our currency diversification strategy are reported as (1) a component of other income (loss of $60 million) in the consolidated statement of comprehensive income and (2) other comprehensive income (“OCI”) (gain of $24 million) in the consolidated statement of financial condition and the consolidated statement of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

In June 2018 we consummated a strategic investment in Up Fintech Holding Limited (“Tiger Brokers”) by purchasing preferred shares that represented a 7.4% beneficial ownership interest. On March 20, 2019, Tiger Brokers priced its initial public offering of American Depositary Shares listed on Nasdaq Global Select market and, concurrently with their initial public offering, we purchased unregistered ordinary shares in Tiger Brokers through a private placement offering which transactions resulted in a beneficial ownership interest of 7.6%. For the year ended December 31, 2019 we recognized a net mark-to-market gain of $9 million on this investment.

Net Revenues

Commissions

We earn commissions from our cleared customers for whom we act as an executing and clearing broker and from our non-cleared customers for whom we act as an execution-only broker. We have a commission structure that allows customers to choose between an all-inclusive fixed, or “bundled”, rate and a tiered, or “unbundled”, rate that offers lower commissions for high volume customers. For “unbundled” commissions, we pass through regulatory and exchange fees separately from our commissions, adding transparency to our fee structure. Commissions accounted for 36%, 41%, and 38% of our total net revenues for the years ended December 31, 2019, 2018, and 2017, respectively.

Our commissions are geographically diversified. In 2019, 2018, and 2017 we generated 33%, 32%, and 32%, respectively, of commissions from operations conducted internationally.

Interest Income and Interest Expense

We earn interest on customer funds segregated in safekeeping accounts; on customer borrowings on margin, secured by marketable securities these customers hold with us; from our investments in U.S. and foreign government securities; from borrowing and lending securities; and on deposits with banks. Interest income accounted for 89%, 73%, and 53% of our total net revenues for the years ended December 31, 2019, 2018, and 2017, respectively. Interest income is partially offset by interest expense.

We pay interest on cash balances customers hold with us; for borrowing and lending securities; and on our borrowings. Interest expense accounted for 33%, 24%, and 13% of our total net revenues for the years ended December 31, 2019, 2018, and 2017, respectively.

Net interest income accounted for approximately 56%, 49%, and 40% of our total net revenues for the years ended December 31, 2019, 2018, and 2017, respectively.

Trading Gains

Trading gains are generated in the normal course of our remaining market making business. Trading gains are, in general, proportional to the trading activity in the markets. Trading gains accounted for approximately 1%, 2%, and 2% of our total net revenues for the years ended December 31, 2019, 2018, and 2017, respectively.

Trading gains also include revenues from net dividends. Market making activities require us to hold an inventory of equity securities. We derive revenues in the form of dividend income from these equity securities. This dividend income is largely offset by dividend expense incurred when we make payments in lieu of dividends on short positions in securities in our portfolio. Dividend income and expense arise from holding market making positions over dates on which dividends are paid to shareholders of record. When a stock pays a dividend, its market price is generally adjusted downward to reflect the value paid to the shareholders of record, which will not be received by those who purchase the stock on or after the ex-dividend date. Hence, the apparent gains and losses due to these price changes must be taken together with the dividends paid and received, respectively, to accurately reflect the results of our market making activities.

Other Income

A primary component of other income is foreign currency gains and losses from our currency diversification strategy. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Other income also consists of mark-to-market gains and losses on our U.S. government securities portfolio; income from market data fees, account activity fees, risk exposure fees, payments for order flow from exchange mandated programs and IBKR LiteSM liquidity providers, and other brokerage related fees; and gains and losses on financial instruments that are not held for our market making activities. Other income accounted for approximately 6%, 8%, and 20% of our total net revenues for the years ended December 31, 2019, 2018, and 2017, respectively.

Non-Interest Expenses

Execution, Clearing and Distribution Fees

Execution, clearing and distribution fees include the costs of executing and clearing our electronic brokerage and market making trades, as well as liquidity rebates received from various exchanges and market centers, regulatory fees and market data fees. Execution fees are paid primarily to electronic exchanges and market centers on which we trade. Clearing fees are paid to clearing houses and clearing agents. Market data fees are paid to third parties to receive streaming price quotes and related information.

Employee Compensation and Benefits

Employee compensation and benefits include salaries, bonuses and other incentive compensation plans, group insurance, contributions to benefit programs and other related employee costs.

Occupancy, Depreciation and Amortization

Occupancy expenses consist primarily of rental payments on office and data center leases and related occupancy costs, such as utilities. Depreciation and amortization expenses result from the depreciation of fixed assets, such as computing and communications hardware, as well as amortization of leasehold improvements and capitalized in-house software development.

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

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Noncontrolling Interest

We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and consolidate IBG LLC’s financial results into our financial statements. As of December 31, 2019, we held approximately 18.5% ownership interest in IBG LLC. Holdings holds approximately 81.5% ownership interest in IBG LLC. We reflect Holdings’ ownership as a noncontrolling interest in our consolidated statement of financial condition, consolidated statement of comprehensive income, consolidated statement of changes in equity and consolidated statement of cash flows. Our share of IBG LLC’s net income, excluding Holdings’ noncontrolling interest, for the current year was approximately 18.4%, compared to approximately 17.8% for the prior year.

Certain Trends and Uncertainties

We believe that our current operations may be favorably or unfavorably impacted by the following trends that may affect our financial condition and results of operations:

•Retail participation in the equity markets has fluctuated over the past few years due to investor sentiment, market conditions and a variety of other factors. Retail transaction volumes may not be sustainable and are not predictable.

•Additional consolidation among market centers may adversely affect the value of our IB SmartRoutingSM software.

•Benchmark interest rates have fluctuated over the past years due to economic conditions. Changes in interest rates may not be predictable.

•Price competition in commissions and other fees among broker-dealers may continue to intensify.

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

Results of Operations

The table below presents our consolidated results of operations for the periods indicated. The period-to-period comparisons below of financial results are not necessarily indicative of future results.

	Year-Ended December 31,
	2019	2018	2017
	(in millions, except share and per share amounts)
Revenues
Commissions	$706	$777	$647
Interest income	1,726	1,392	908
Trading gains	27	39	40
Other income	121	158	332
Total revenues	2,580	2,366	1,927
Interest expense	643	463	225
Total net revenues	1,937	1,903	1,702

Non-interest expenses
Execution, clearing and distribution fees	251	269	241
Employee compensation and benefits	288	264	249
Occupancy, depreciation and amortization	60	49	47
Communications	25	25	28
General and administrative	112	96	86
Customer bad debt	44	4	2
Total non-interest expenses	780	707	653
Income before income taxes	1,157	1,196	1,049
Income tax expense	68	71	256
Net income	1,089	1,125	793
Less net income attributable to noncontrolling interests	928	956	717
Net income available for common stockholders	$161	$169	$76

Earnings per share
Basic	$2.11	$2.30	$1.09
Diluted	$2.10	$2.28	$1.07

Weighted average common shares outstanding
Basic	76,121,570	73,438,209	69,926,933
Diluted	76,825,863	74,266,370	70,904,921

Comprehensive income
Net income available for common stockholders	$161	$169	$76
Other comprehensive income
Cumulative translation adjustment, before income taxes	4	(14)	11
Income taxes related to items of other comprehensive income	-	(1)	-
Other comprehensive income (loss), net of tax	4	(13)	11
Comprehensive income available for common stockholders	$165	$156	$87

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$928	$956	$717
Other comprehensive income - cumulative translation adjustment	20	(66)	54
Comprehensive income attributable to noncontrolling interests	$948	$890	$771

The table below presents our consolidated results of operations as a percent of our total net revenues for the periods indicated.

	Year-Ended December 31,
	2019	2018	2017

Revenues
Commissions	36%	41%	38%
Interest income	89%	73%	53%
Trading gains	1%	2%	2%
Other income	6%	8%	20%
Total revenues	133%	124%	113%
Interest expense	33%	24%	13%
Total net revenues	100%	100%	100%
Non-interest expenses
Execution, clearing and distribution fees	13%	14%	14%
Employee compensation and benefits	15%	14%	15%
Occupancy, depreciation and amortization	3%	3%	3%
Communications	1%	1%	2%
General and administrative	6%	5%	5%
Customer bad debt	2%	0%	0%
Total non-interest expenses	40%	37%	38%
Income before income taxes	60%	63%	62%
Income tax expense	4%	4%	15%
Net Income	56%	59%	47%
Less net income attributable to noncontrolling interests	48%	50%	42%
Net income available for common stockholders	8%	9%	4%

Year Ended December 31, 2019 (“current year”) compared to the Year Ended December 31, 2018 (“prior year”)

Net Revenues

Total net revenues, for the current year, increased $34 million, or 2%, compared to the prior year, to $1,937 million. The increase in net revenues was primarily due to higher net interest income, partially offset by lower commissions and other income.

Commissions

Commissions, for the current year, decreased $71 million, or 9%, compared to the prior year, to $706 million, driven by lower customer trading volumes in options, futures and stocks. Total customer options and futures contract and stock share volumes decreased 3%, 15% and 16%, respectively, compared to the prior year. The declines were in line with lower volatility and lower overall industry volumes. Total DARTs for cleared and execution-only customers, for the current year, decreased 3% to 833 thousand, compared to 862 thousand for the prior year. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current year, decreased 5% to 748 thousand, compared to 791 thousand for the prior year. Average commission per commissionable order for cleared customers, for the current year, decreased 5% to $3.67, compared to $3.87 for the prior year, reflecting smaller trade sizes across all product types.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current year, increased $154 million, or 17%, compared to the prior year, to $1,083 million. The increase in net interest income was driven by higher customer credit balances and higher average benchmark rates.

Net interest income on customer balances, for the current year, increased $87 million, compared to the prior year, driven by a $4.4 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities and a 0.33% increase in the average Federal Funds effective rate to 2.16%, compared to the prior year.

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

In the current year, average securities borrowed increased 19%, to $3.9 billion and average securities loaned increased 3%, to $4.1 billion, compared to the prior year. Securities borrowed and loaned balances were both impacted by increased activity in the electronic brokerage segment. Net interest earned from securities lending is also affected by the level of demand for securities positions held by our customers. During the current year, net interest earned from securities lending transactions increased $41 million, or 19%, compared to the prior year. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

The Company measures return on interest-earning assets using net interest margin (“NIM”). NIM is computed by dividing the annualized net interest income by the average interest-earning assets for the period. Interest-earning assets consist of cash and securities segregated for regulatory purposes (including U.S. government securities and securities purchased under agreements to resell), customer margin loans, securities borrowed, other interest-earning assets (solely firm assets) and customer cash balances swept into FDIC-insured banks as part of our Insured Bank Deposit Sweep Program. Interest-bearing liabilities consist of customer credit balances, securities loaned, and other interest-bearing liabilities.

Yields are generally a reflection of benchmark interest rates in each currency in which the Company and its customers hold cash balances. Because a substantial portion of customer cash and margin loans are denominated in currencies other than the U.S. dollar, changes in U.S. benchmark interest rates do not impact the total amount of segregated cash and securities, customer margin loans and customer credit balances. Furthermore, because interest is paid only on eligible cash credit balances (i.e., balances over $10 thousand or equivalent, in securities accounts with over $100 thousand in equity, and in smaller accounts at reduced rates), changes in benchmark interest rates are not passed through to the total amount of customer credit balances. Finally, the Company’s policies with respect to currencies with negative interest rates impact the yields on segregated cash and customer credit balances as effective interest rates in those currencies fluctuate.

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

The table below presents net interest income information corresponding to interest-earning assets and interest-bearing liabilities for the periods indicated.

	Year-Ended December 31,
	2019	2018	2017

	(in millions)
Average interest-earning assets
Segregated cash and securities	$27,812	$20,911	$23,824
Customer margin loans	26,483	29,253	23,289
Securities borrowed	3,930	3,310	3,964
Other interest-earning assets	5,407	4,362	2,930
FDIC sweeps [1]	2,046	1,259	124
	$65,678	$59,095	$54,131

Average interest-bearing liabilities
Customer credit balances	$52,625	$48,179	$45,515
Securities loaned	4,088	3,982	3,917
Other interest-bearing liabilities	196	241	101
	$56,909	$52,402	$49,533

Net Interest income
Segregated cash and securities, net	$560	$337	$201
Customer margin loans [2]	694	677	392
Securities borrowed and loaned, net	257	216	192
Customer credit balances, net [2]	(515)	(362)	(137)
Other net interest income 1/3	121	90	40
Net interest income [3]	$1,117	$958	$688

Net interest margin ("NIM")	1.70%	1.62%	1.27%

Annualized Yields
Segregated cash and securities	2.01%	1.61%	0.84%
Customer margin loans	2.62%	2.31%	1.68%
Customer credit balances	0.98%	0.75%	0.30%

___________________________

(1)Represents the average amount of customer cash swept into FDIC-insured banks as part of our Insured Bank Deposit Sweep Program. This item is not recorded in the Company's consolidated statements of financial condition. Income derived from program deposits is reported in other net interest income in the table above.

(2)Interest income and interest expense on customer margin loans and customer credit balances, respectively, are calculated on daily cash balances within each customer’s account on a net basis, which may result in an offset of balances across multiple account segments (e.g., between securities and commodities segments).

(3)Includes income from financial instruments which has the same characteristics as interest, but is reported in other income in the Company’s consolidated statements of comprehensive income, of $34 million, $29 million and $5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Trading Gains

Trading gains, for the current year, decreased $12 million, or 31%, compared to the prior year, to $27 million, on the remaining market making operations. Our market making operations executed 17.1 million trades compared to 18.7 million trades executed in the prior year, reflecting the continuing wind-down of our market making activities. In addition, market making options and futures contract and stock share volumes decreased 16%, 27% and 21%, respectively.

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

Other Income

Other income, for the current year, decreased $37 million, or 23%, compared to the prior year, to $121 million. Other income from core items decreased $5 million, or 4%, compared to the prior year, to $136 million, mainly driven by a $10 million decrease in risk exposure fee income, partially offset by a $5 million increase in FDIC sweep fee income. Other income from non-core items decreased $32 million, to a $15 million loss, mainly driven by a $41 million decrease due to our currency diversification strategy, partially offset by net mark-to-market gains of $16 million on our investments, including $9 million on Tiger Brokers. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Non-Interest Expenses

Non-interest expenses, for the current year, increased $73 million, or 10%, compared to the prior year, to $780 million, mainly due to a $40 million increase in customer bad debt expense, as described above in the Financial Overview section; a $24 million increase in employee compensation and benefits expenses; a $16 million increase in general and administrative expenses; and an $11 million increase in occupancy, depreciation and amortization; partially offset by an $18 million decrease in execution, clearing and distribution fees, compared to the prior year. As a percentage of total net revenues, non-interest expenses were 40% for the current year and 37% for the prior year.

Execution, Clearing and Distribution Fees

Execution, clearing and distribution fees, for the current year, decreased $18 million, or 7%, compared to the prior year, to $251 million, driven by lower trade volumes as customer options and futures contract and stock share volumes decreased 3%, 15% and 16%, respectively, compared to the prior year.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current year, increased $24 million, or 9%, compared to the prior year, to $288 million, associated with a 16% increase in the average number of employees to 1,523, for the current year, compared to 1,317 for the prior year. Within the operating business segments, we continued to add staff in customer service, legal and compliance, and software development to support electronic brokerage and to reduce staff in market making. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 15% for the current year and 14% for the prior year.

Occupancy, Depreciation and Amortization

Occupancy, depreciation and amortization expenses, for the current year, increased $11 million, or 22%, compared to the prior year, to $60 million, mainly due to higher office rent and related expenses as we expand our physical space for both offices and data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 3% for both the current year and the prior year.

Communications

Communications expenses, for the current year, were unchanged, compared to the prior year.

General and Administrative

General and administrative expenses, for the current year, increased $16 million, or 17%, compared to the prior year, to $112 million, mainly due to higher professional services fees and expenses related to legal and regulatory matters. As a percentage of total net revenues, general and administrative expenses were 6% for the current year and 5% for the prior year.

Customer Bad Debt

Customer bad debt expense, for the current year, increased $40 million, compared to the prior year, to $44 million, due to net margin lending losses, as described in the Financial Overview section above in Item 7.

Income Tax Expense

Income tax expense, for the current year, decreased $3 million, or 4%, to $68 million, compared to the prior year due to lower income taxes at some of our foreign subsidiaries.

In 2017, the Tax Act significantly revised U.S. corporate income tax law by, among other things, reducing the corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. As a result of the Tax Act, the prior year results include a net reduction of approximately $84 million related to the following: (1) the one-time transition tax on deemed repatriation of earnings on some of our foreign subsidiaries resulted in an additional income tax expense of $62 million, to be paid over an eight-year period, (2) the remeasurement of deferred tax assets and liabilities at the reduced corporate income tax rate of 21% resulted in additional income tax expense of $115 million, and (3) in connection with the remeasurement of our deferred tax asset arising from the acquisition of interests in IBG LLC, we also remeasured the related Tax Receivable Agreement liability, payable to Holdings, resulting in the recognition of a $93 million gain, which is reported in other income in the consolidated statements of comprehensive income. See Note 9 – “Other Income” and Note 11 – “Income Taxes” to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

The table below presents information about our income tax expense for the periods indicated.

	Year-Ended December 31,
	2019	2018	2017

	(in millions, except %)
Consolidated
Consolidated income before income taxes	$1,157	$1,196	$1,049
IBG, Inc. stand-alone income before income taxes	(1)	2	92	(1)
Operating subsidiaries income before income taxes	$1,158	$1,194	$957

Operating subsidiaries
Income before income taxes	$1,158	$1,194	$957
Income tax expense	23	32	31
Income tax expense - effect of the Tax Act	-	-	62
Net income available to members	$1,135	$1,162	$864

IBG, Inc.
Average ownership percentage in IBG LLC	18.4%	17.8%	17.0%
Net income available to IBG, Inc. from operating subsidiaries	$207	$206	$147
IBG, Inc. stand-alone income before income taxes	(1)	2	92	(1)
Income before income taxes	206	208	239
Income tax expense	45	39	48
Income tax expense - effect of the Tax Act	-	-	115
Net income available to common stockholders	$161	$169	$76

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$23	$32	$93
Income tax expense attributable IBG, Inc.	45	39	163
Consolidated income tax expense	$68	$71	$256

Consolidated effects of the Tax Act
One-time repatriation tax expense	$-	$-	$62
Remeasurement of U.S. deferred tax assets	-	-	115
Remeasurement of liability under the Tax Receivable Agreement	-	-	(93)
Total decrease in earnings resulting from the Tax Act	$-	$-	$84

___________________________

(1)Includes a $93 million gain from the remeasurement of the Tax Receivable Agreement liability as a result of the Tax Act, included in other income.

Operating Results

Income before income taxes, for the current year, decreased $39 million, or 3%, to $1,157 million, compared to the prior year. Pretax profit margin was 60% for the current year and 63% for the prior year.

Comparing our operating results for the current year to the prior year, excluding the effects of our currency diversification strategy, our net mark-to-market on investments and unusual bad debt expense: adjusted net revenues were $1,984 million, up 4%; adjusted income before income taxes was $1,246 million, up 3%; and adjusted pre-tax profit margin was 63% for both the current year and the prior year. See the “Non-GAAP Financial Measures” section below in this Item 7 for additional details.

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017

For a discussion of changes for the year ended December 31, 2018 compared to the Year Ended December 31, 2017 refer to the Annual Report on Form 10-K filed with the SEC on February 28, 2019.

Trading Volumes and Brokerage Statistics

The tables below present historical trading volumes and brokerage statistics for our business. However, volumes are not the only drivers in our business.

TRADE VOLUMES:

(in 000’s, except %)

			Brokerage
	Brokerage		Non		Market				Avg. Trades
	Cleared	%	Cleared	%	Making	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2015	242,846		18,769		65,937		327,553		1,305
2016	259,932	7%	16,515	(12%)	64,038	(3%)	340,485	4%	1,354
2017	265,501	2%	14,835	(10%)	31,282	(51%)	311,618	(8%)	1,246
2018	328,099	24%	21,880	47%	18,663	(40%)	368,642	18%	1,478
2019	302,289	(8%)	26,346	20%	17,136	(8%)	345,771	(6%)	1,380

CONTRACT AND SHARE VOLUMES:

(in 000’s, except %)

TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2015	634,388		140,668		172,742,520
2016	572,834	(10%)	143,287	2%	155,439,227	(10%)
2017	395,885	(31%)	124,123	(13%)	220,247,921	42%
2018	408,406	3%	151,762	22%	210,257,186	(5%)
2019	390,739	(4%)	128,770	(15%)	176,752,967	(16%)

BROKERAGE TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2015	298,982		125,693		157,366,444
2016	265,457	(11%)	129,082	3%	142,356,340	(10%)
2017	293,860	11%	118,427	(8%)	213,108,299	50%
2018	358,852	22%	148,485	25%	198,909,375	(7%)
2019	349,287	(3%)	126,363	(15%)	167,826,490	(16%)

BROKERAGE CLEARED

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2015	244,356		124,206		153,443,988
2016	227,413	(7%)	128,021	3%	138,523,932	(10%)
2017	253,304	11%	116,858	(9%)	209,435,662	51%
2018	313,795	24%	146,806	26%	194,012,882	(7%)
2019	302,068	(4%)	125,225	(15%)	163,030,500	(16%)

___________________________

(1)Futures contract volume includes options on futures.

MARKET MAKING

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2015	335,406		14,975		15,376,076
2016	307,377	(8%)	14,205	(5%)	13,082,887	(15%)
2017	102,025	(67%)	5,696	(60%)	7,139,622	(45%)
2018	49,554	(51%)	3,277	(42%)	11,347,811	59%
2019	41,452	(16%)	2,407	(27%)	8,926,477	(21%)

___________________________

(1)Futures contract volume includes options on futures.

BROKERAGE STATISTICS:

(in 000’s, except % and where noted)

Year over Year	4Q2019	4Q2018	% Change
Total Accounts	690	598	15%
Customer Equity (in billions) (1)	$174.1	$128.4	36%

Cleared DARTs	719	856	(16%)
Total Customer DARTs	797	951	(16%)

Cleared Customers (in $'s, except DART per account)
Commission per Cleared Commissionable Order (2)	$3.63	$3.79	(4%)
Cleared Avg. DART per Account (Annualized)	266	364	(27%)
Net Revenue per Avg. Account (Annualized)	$2,801	$3,225	(13%)

___________________________

(1)Excludes non-customers.

(2)Commissionable order – a customer order that generates commissions

Business Segments

The following sections discuss the results of our operations by business segment, excluding a discussion of corporate segment income and expense. In the following tables, revenues and expenses directly associated with each business segment are included in determining income before income taxes. Due to the integrated nature of the business segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between business segments generally result from one subsidiary facilitating the business of another subsidiary through the use of its existing trading memberships and clearing arrangements. In such cases, certain revenue and expense items are eliminated to accurately reflect the external business conducted in each business segment. Rates on transactions between business segments are designed to approximate full costs. In addition to execution, clearing and distribution fees, each business segment’s operating expenses include: (i) employee compensation and benefits expenses that are incurred directly in support of each business segment, (ii) general and administrative expenses, which include directly incurred expenses for property leases, professional fees, travel and entertainment, communications and information services, equipment, and (iii) indirect support costs (including compensation and other related operating expenses) for administrative services provided by corporate segment subsidiaries. Such administrative services include, but are not limited to, computer software development and support, accounting, tax, legal and facilities management.

Electronic Brokerage

The table below presents the results of our electronic brokerage operations for the periods indicated.

	Year-Ended December 31,
	2019	2018	2017

	(in millions)
Revenues
Commissions	$706	$777	$648
Interest income	1,738	1,386	829
Other income	164	169	108
Total revenues	2,608	2,332	1,585
Interest expense	687	490	180
Total net revenues	1,921	1,842	1,405

Non-interest expenses
Execution, clearing and distribution fees	238	254	210
Employee compensation and benefits	142	131	122
Occupancy, depreciation and amortization	21	17	18
Communications	16	16	15
General and administrative	263	243	178
Customer bad debt	44	4	2
Total non-interest expenses	724	665	545

Income before income taxes	$1,197	$1,177	$860

Year Ended December 31, 2019 (“current year”) compared to the Year Ended December 31, 2018 (“prior year”)

Electronic brokerage total net revenues, for the current year, increased $79 million, or 4%, compared to the prior year, to $1,921 million, due to higher net interest income, partially offset by lower commissions and other income.

Commissions, for the current year, decreased $71 million, or 9%, compared to the prior year, to $706 million, driven by lower customer trading volumes in options, futures and stocks. Total customer options and futures contract and stock share volumes decreased 3%, 15% and 16%, respectively, compared to the prior year. The decline was in line with lower volatility and lower industry trade volumes. Total DARTs for cleared and execution-only customers, for the current year, decreased 3% to 833 thousand, compared to 862 thousand for the prior year. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current year, decreased 5% to 748 thousand, compared to 791 thousand for the prior year. Average commission per commissionable order for cleared customers, for the current year, decreased 5% to $3.67, compared to $3.87 for the prior year, reflecting smaller trade sizes across all product types

Net interest income, for the current year, increased $155 million, or 17%, compared to the prior year, to $1,051 million driven by a $4.4 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities and an 0.33% increase in the average Federal Funds effective rate to 2.16%, partially offset by a $2.8 billion decrease in average customer margin loans. As a result of the increase in the average Federal Funds effective rate, interest expense on customer credit balances denominated in U.S. dollars increased from the prior year, in part, as we passed along more interest to our customers. Increased customer activity impacted securities borrowed and loaned balances. During the current year, net interest earned from securities lending transactions increased $33 million, or 16%, compared to the prior year. Note that securities lending transactions that support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

Other income, for the current year, decreased $5 million, or 3%, compared to the prior year, to $164 million, mainly driven by a $10 million decrease in risk exposure fees, and a $7 million net mark-to-market gain on our U.S. government securities portfolio in the current year compared to a $9 million net mark-to-market gain in the prior year, partially offset by a $5 million increase in FDIC sweep fee income and a $4 million increase in account activity fee income, compared to the prior year.

Non-interest expenses, for the current year, increased $59 million, or 9%, compared to the prior year, to $724 million. The increase is driven by a $40 million increase in customer bad debt expense, as described in the Financial Overview section above; a $20 million increase in general and administrative expenses, mainly due to higher expenses related to legal and regulatory matters; and an $11 million increase in employee compensation and benefits expenses driven by a 13% increase in the average number of employees providing services to the electronic brokerage segment. Within non-interest expenses, execution, clearing and distribution fees decreased $16 million, reflecting the decline in trade volumes in the current year. As a percentage of total net revenues, non-interest expenses were 38% for the current year and 36% for the prior year.

Operating Results

Income before income taxes, for the current year, increased $20 million, or 2%, compared to the prior year, to $1,197 million. As a percentage of total net revenues for the electronic brokerage segment, income before income taxes was 62% for the current year and 64% for the prior year.

Comparing electronic brokerage operating results for the current year to the prior year: excluding the net mark-to-market gains and losses from our U.S. government securities portfolio, and the unusual bad debt expense described in the Financial Overview above, adjusted net revenues were $1,914 million, up 4%; adjusted income before income taxes was $1,232 million, up 5%; and adjusted pre-tax profit margin was 64% for both the current year and the prior year. See the “Non-GAAP Financial Measures” section below in this Item 7 for additional details.

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017

For a discussion of changes for the year ended December 31, 2018 compared to the Year Ended December 31, 2017 refer to the Annual Report on Form 10-K filed with the SEC on February 28, 2019.

Market Making

The table below presents the results of our market making operations for the periods indicated.

	Year-Ended December 31,
	2019	2018	2017

	(in millions)
Revenues
Trading gains	$27	$39	$40
Interest income	48	49	89
Other income	7	9	16
Total revenues	82	97	145
Interest expense	15	21	59
Total net revenues	67	76	86

Non-interest expenses
Execution, clearing and distribution fees	14	16	32
Employee compensation and benefits	11	10	25
Occupancy, depreciation and amortization	-	-	3
Communications	1	1	7
General and administrative	11	15	46
Total non-interest expenses	37	42	113

Income (loss) before income taxes	$30	$34	$(27)

Year Ended December 31, 2019 (“current year”) compared to the Year Ended December 31, 2018 (“prior year”)

As previously described, since 2017 we have been winding down our options market making operations and the market making results described below reflect this pull back.

Market making total net revenues, for the current year, decreased $9 million, or 12%, compared to the prior year, to $67 million, due to lower trading gains and other income, partially offset by higher net interest income.

Trading gains, for the current year, decreased $12 million, or 31%, compared to the prior year, to $27 million, on the remaining market making operations. Our market making operations executed 17.1 million trades compared to 18.7 million trades executed in the prior year, reflecting the continuing wind-down of our market making activities. In addition, market making options and futures contract and stock share volumes decreased 16%, 27% and 21%, respectively.

Net interest income, for the current year, increased $5 million, or 18%, compared to the prior year, to $33 million.

Other income, for the current year, decreased $2 million, or 22%, compared to the prior year, to $7 million, mainly due to a decrease in consulting fee income and the non-recurrence of an $2 million recovery of costs related to the sale of our U.S. options market making operations to Two Sigma Securities, LLC in the prior year, partially offset by an increase in dividend income from investments.

Non-interest expenses, for the current year, decreased $5 million, or 12%, compared to the prior year, to $37 million. Within non-interest expenses, execution, clearing and distribution fees decreased $2 million, or 13%, on lower trading volumes in options, futures and stocks, and general and administrative expenses decreased $4 million, or 27%, compared to the prior year. As a percentage of total net revenues, non-interest expenses were 55% for both the current year and for the prior year.

Income before income taxes, for the current year, decreased $4 million, compared to the prior year, to $30 million.

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017

For a discussion of changes for the year ended December 31, 2018 compared to the Year Ended December 31, 2017 refer to our Annual Report on form 10-K filed with the SEC on February 28, 2019.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures as additional measures to enhance the understanding of our financial results. These non-GAAP financial measures include adjusted net revenues, adjusted income before income taxes, adjusted net income available for common stockholders and adjusted diluted earnings per share (“EPS”). We believe that these non-GAAP financial measures are important measures of our financial performance because they exclude certain items that may not be indicative of our core operating results and business outlook and may be useful to investors and analysts in evaluating the operating performance of the business and facilitating a meaningful comparison of our results in the current period to those in prior and future periods.

Adjusted net revenues, adjusted income before income taxes, adjusted net income available for common stockholders and adjusted EPS are non-GAAP financial measures as defined by SEC Regulation G.

•We define adjusted net revenues as net revenues adjusted to remove the effect of our currency diversification strategy and net mark-to-market on investments.

•We define adjusted income before income taxes as income before income taxes adjusted to remove the effect of our currency diversification strategy, net mark-to-market on investments and unusual bad debt expense.

•We define adjusted net income available to common stockholders as net income available for common stockholders adjusted to remove the after-tax effects of our currency diversification strategy, net mark-to-market on investments, and unusual bad debt expense attributable to IBG, Inc.

Mark-to-market on investments represents the net mark-to-market gains (losses) on our U.S. government securities portfolio, which are typically held to maturity, investments in equity securities that do not qualify for equity method accounting which are measured at fair value, and equity securities taken over by the Company from customers related to losses on margin loans described below.

Unusual bad debt expense includes material losses on margin loans resulting from unusual events that occur in the marketplace. For the twelve months ending December 31, 2019, unusual bad debt expense reflects losses recognized on margin lending to a small number of our brokerage customers that had taken relatively large positions in a security listed on a major U.S. exchange, which lost a substantial amount of its value in a very short timeframe. (See Note 14 – “Commitments, Contingencies and Guarantees” to the audited consolidated financial statements in Part II, Item 8 of this Annual report on Form10-K.)

The effect of our currency diversification strategy, net mark-to-market on investments and unusual bad debt expense are excluded because management does not believe they are indicative of our underlying core business performance.

These non-GAAP measures should be considered in addition to, rather than as a substitute for, measures of financial performance prepared in accordance with GAAP2.

___________________________

2 Refers to generally accepted accounting principles in the United States.

The table below presents a reconciliation of consolidated GAAP to non-GAAP financial measures for the periods indicated.

	Year-Ended December 31,
	2019	2018

	(in millions, except share and per share amounts)

Adjusted net revenues

Net revenues - GAAP	$1,937	$1,903
Non-GAAP adjustments
Currency diversification strategy, net	60	19
Mark-to-market on investments	(13)	(9)
Total non-GAAP adjustments	47	10
Adjusted net revenues	$1,984	$1,913

Adjusted income before income taxes

Income before income taxes - GAAP	$1,157	$1,196
Non-GAAP adjustments
Currency diversification strategy, net	60	19
Mark-to-market on investments	(13)	(9)
Unusual bad debt expense	42	-
Total non-GAAP adjustments	89	10
Adjusted income before income taxes	$1,246	$1,206

Adjusted pre-tax profit margin	63%	63%

Adjusted net income available for common stockholders

Net income available for common stockholders - GAAP	$161	$169
Non-GAAP adjustments
Currency diversification strategy, net	11	3
Mark-to-market on investments	(2)	(2)
Unusual bad debt expense	8	-
Income tax effect of above adjustments[1]	(3)	(1)
Total non-GAAP adjustments	13	1
Adjusted net income available for common stockholders	$174	$170

Adjusted diluted EPS

Diluted EPS - GAAP	$2.10	$2.28
Non-GAAP adjustments
Currency diversification strategy, net	0.14	0.05
Mark-to-market on investments	(0.03)	(0.02)
Unusual bad debt expense	0.10	0.00
Income tax effect of above adjustments[1]	(0.04)	(0.02)
Total non-GAAP adjustments	0.17	0.01
Adjusted diluted EPS	$2.27	$2.28

Diluted weighted average common shares outstanding	76,825,863	74,266,370

___________________________

1 The income tax effect is estimated using the corporate income tax rates applicable to the Company.

The table below presents a reconciliation of GAAP to non-GAAP financial measures for the electronic brokerage segment for the periods indicated.

	Year-Ended December 31,
	2019	2018

	(in millions)
Adjusted net revenues

Net revenues - GAAP	$1,921	$1,842
Non-GAAP adjustments
Mark-to-market on U.S. government securities portfolio	(7)	(9)
Total non-GAAP adjustments	(7)	(9)
Adjusted net revenues	$1,914	$1,833

Adjusted income before income taxes

Income before income taxes - GAAP	$1,197	$1,177
Non-GAAP adjustments
Mark-to-market on U.S. government securities portfolio	(7)	(9)
Unusual bad debt expense	42	-
Total non-GAAP adjustments	35	(9)
Adjusted income before income taxes	$1,232	$1,168

Adjusted pre-tax profit margin	64%	64%

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of investments of customer funds, collateralized receivables arising from customer-related and proprietary securities transactions, and exchange-listed marketable securities, which are marked-to-market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed, and securities purchased under agreements to resell. As of December 31, 2019, total assets were $71.7 billion of which approximately $71.1 billion, or 99.2%, were considered liquid.

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

Liability balances, as of December 31, 2019, in connection with securities loaned and payable to customers were higher than their respective average monthly balances during the current year and our short-term borrowings were lower than the average monthly balance during the current year.

Cash and cash equivalents held by our non-U.S. operating subsidiaries as of December 31, 2019 were $1,121 million ($769 million as of December 31, 2018). These funds are primarily intended to finance each individual operating subsidiary’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. In 2018 a dividend of $54 million was paid to IBG LLC from one of our non-U.S. subsidiaries. As of December 31, 2019, we had no intention to repatriate further amounts from non-U.S. operating subsidiaries, except for Timber Hill Canada Company, which discontinued its market making activities in Canada this year. With the enactment of the Tax Act, we recognized a $62 million liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries for the year ended December 31, 2017. As a result, in the event dividends were to be paid to the Company in the future by a non-U.S. operating subsidiaries, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 11% to $7.9 billion as of December 31, 2019 from $7.2 billion as of December 31, 2018. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during 2019.

Cash Flows

The table below presents our cash flows from operating activities, investing activities and financing activities for the periods indicated.

	Year-Ended December 31,
	2019	2018	2017
	(in millions)
Net cash provided by operating activities	$2,666	$2,356	$1,065
Net cash used in investing activities	(89)	(57)	(26)
Net cash used in financing activities	(419)	(399)	(374)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	24	(79)	65
Increase in cash, cash equivalents, and restricted cash	$2,182	$1,821	$730

Our cash flows from operating activities are largely a reflection of the changes in customer credit and margin loan balances in our electronic brokerage business. Our cash flows from investing activities are primarily related to other investments, capitalized internal software development, purchases and sales of memberships at exchanges where we trade, and strategic investments where such investments may enable us to offer better execution alternatives to our current and prospective customers, allow us to influence exchanges to provide competing products at better prices using sophisticated technology, or enable us to acquire either technology or customers faster than we could develop them on our own. Our cash flows from financing activities are comprised of short-term borrowings, capital transactions and payments made to Holdings under the Tax Receivable Agreement. Short-term borrowings from banks are part of our daily cash management in support of operating activities. Capital transactions consist primarily of quarterly dividends paid to common stockholders and related distributions paid to Holdings.

Year Ended December 31, 2019: Our cash, cash equivalents, and restricted cash (i.e., cash and cash equivalents that are subject to withdrawal or usage restrictions) increased by $2,182 million to $12.3 billion for the year ended December 31, 2019. We raised $2,666 million in net cash from operating activities. We used net cash of $508 million in our investing and financing activities, primarily for distributions to noncontrolling interests, dividends paid to our common stockholders and payments made under the Tax Receivable Agreement. Investing activities mainly consisted of purchases of other investments and property, equipment and intangible assets.

Year Ended December 31, 2018:

For a discussion of changes in cash flows for the year ended December 31, 2018 refer to our Annual Report on Form 10-K filed with the SEC on February 28, 2019.

Year Ended December 31, 2017:

For a discussion of changes in cash flows for the year ended December 31, 2018 refer to our Annual Report on Form 10-K filed with the SEC on February 28, 2019.

Regulatory Capital Requirements

Our principal operating subsidiaries are subject to separate regulation and capital requirements in the U.S. and other jurisdictions. IB LLC, TH LLC and IB Corp are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act, IB LLC is also subject to the CFTC’s minimum financial requirements (Regulation 1.17). IBC is subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, IBUK is subject to the United Kingdom Financial Conduct Authority Capital Requirements Directive, IBEU is subject to the Luxembourg Commission de Surveillance du Secteur Financier financial resources requirement, IBKRFS is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement, IBI is subject to the National Stock Exchange of India net capital requirements, IBHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements and IBA is subject to the Australian Securities Exchange liquid capital requirement.

As of December 31, 2019, aggregate excess regulatory capital for all of the operating subsidiaries was $6.4 billion, and all of the operating subsidiaries were in compliance with their respective regulatory capital requirements.

The table below summarizes the capital, capital requirements and excess regulatory capital as of December 31, 2019.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$5,381	$549	$4,832
IBKRFS	584	91	493
IBHK	360	145	215
Other regulated operating subsidiaries	867	44	823
	$7,192	$829	$6,363

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were approximately $74 million, $36 million, and $28 million for the three years ended December 31, 2019, 2018, and 2017, respectively. The increase during 2019 is mainly driven by the renovation of our U.S. headquarters and the relocation of our primary data center. In the future, we plan to meet capital expenditure needs with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

Contractual Obligations Summary

Our contractual obligations principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2019.

	Payments Due by Year
	Total	2020-2021	2022-2023	Thereafter

	(in millions)
Payable to Holdings under Tax Receivable Agreement (1)	$139	$33	$39	$67
Operating leases	150	36	32	82
Transition Tax liability (2)	56	10	10	36
Total contractual cash obligations	$345	$79	$81	$185

___________________________

(1)As of December 31, 2019, contractual amounts owed under the Tax Receivable Agreement of $139 million have been recorded in payable to affiliate in the consolidated financial statements representing management’s best estimate of the amounts currently expected to be owed under the Tax Receivable Agreement. Through December 31, 2019, approximately $188 million of cumulative cash payments have been made.

(2)The Tax Act implemented a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries to be paid over an eight-year period starting in 2018. We believe this tax will not have a material impact on our liquidity.

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

Investments in U.S. Government Securities

We invest in U.S. government securities for the purpose of satisfying U.S. regulatory requirements. As a broker-dealer, unlike banks, we are required to mark these investments to market even though we intend to hold them to maturity. Sudden increases (decreases) in interest rates will cause mark-to-market losses (gains) on these securities, which are recovered (eliminated) if we hold them to maturity, as currently intended. The impact of changes in interest rates is further described in Part II, Item 7A of this Annual Report on Form 10-K entitled “Quantitative and Qualitative Disclosures about Market Risk.”

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

We intend to continue making acquisitions on an opportunistic basis, generally only when the acquisition candidate will, in our opinion, enable us to offer better execution alternatives to our current and prospective customers, allow us to influence exchanges to provide competing products at better prices using sophisticated technology, or enable us to acquire either technology or customers faster than we could develop them on our own. As of December 31, 2019, there were no other definitive agreements with respect to any material acquisition.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and accompanying notes. These estimates and assumptions are based on judgment and the best available information at the time. Therefore, actual results could differ materially from those estimates. We believe that the critical policies listed below represent the most significant estimates used in the preparation of our consolidated financial statements. See Note 2 – “Significant Accounting Policies” to the audited consolidated financial statements for a summary of our significant accounting policies in Part II, Item 8 of this Annual Report on Form 10-K.

Contingencies

Our policy is to estimate and accrue for potential losses that may arise out of litigation and regulatory proceedings, to the extent that such losses are probable and can be estimated. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience with and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. The enactment of the Tax Act on December 22, 2017 significantly revised the U.S corporate income tax law by, among other things, reducing the corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. See Note 11 – “Income Taxes” to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. We record tax liabilities in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 740 and adjust these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in payments that are different from the current estimates of these tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information becomes available.

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

Accounting Pronouncements Issued But Not Yet Adopted

For additional information regarding FASB Accounting Standards Updates (“ASU”s) that have been issued but not yet adopted and that may impact the Company, refer to Note 2 – “Significant Accounting Policies” to the audited consolidated financial statements in Part II, Item 8 of this annual Report on form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks. Our exposures to market risks arise from assumptions built into our pricing models, equity price risk, foreign currency exchange rate fluctuations related to our international operations, changes in interest rates and risks relating to the extension of margin credit to our customers.

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, we incur trading-related market risk as a result of activities in the market making segment, where the substantial majority of our Value-at-Risk (“VaR”) for market risk exposures is generated. In addition, we incur non-trading-related market risk primarily from investment activities and from foreign currency exposure held in the equity of our foreign subsidiaries, i.e., our non-U.S. brokerage subsidiaries and information technology subsidiaries, and held to meet target balances in our currency diversification strategy.

We use various risk management tools in managing our market risk, which are embedded in our real-time market making systems. We employ certain hedging and risk management techniques to protect us from a severe market dislocation. Our risk management policies are developed and implemented by our Chairman and our steering committee, which is comprised of senior executives of our various companies. Our market making strategy is to calculate quotes a few seconds ahead of the market and execute small trades at a tiny but favorable differential as a result. This is made possible by our proprietary pricing model, which evaluates and monitors the risks inherent in our portfolio, assimilates external market data and reevaluates the outstanding quotes in our portfolio many times per second. Our model automatically rebalances our positions throughout each trading day to manage risk exposures on our options and futures positions and the underlying securities, and will price the increased risk that a position would add to the overall portfolio into the bid and offer prices we post. Under risk management policies implemented and monitored primarily through our computer systems, reports to management, including risk profiles, profit and loss analysis and trading performance, are prepared on a real-time basis as well as daily and periodical bases. Although our market making is completely automated, the trading process and our risk are monitored by a team of individuals who, in real time, observe various risk parameters of our consolidated positions. Our assets and liabilities are marked-to-market daily for financial reporting purposes and re-valued continuously throughout the trading day for risk management and asset/liability management purposes.

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

Foreign Currency Exposure

As a result of our international activities and accumulated earnings in our foreign subsidiaries, our income and net worth is exposed to fluctuations in foreign exchange rates. For example, our European operations and some of our Asian operations are conducted by our Swiss subsidiary, IBKRFS. IBKRFS is regulated by the Swiss Financial Market Supervisory Authority as a securities dealer and its financial statements are presented in Swiss francs. Accordingly, IBKRFS is exposed to certain foreign exchange risks as described below:

•IBKRFS buys and sells securities denominated in various currencies and carries bank balances and borrows and lends such currencies in its regular course of business. At the end of each accounting period, IBKRFS’ assets and liabilities are revalued into Swiss francs for presentation in its financial statements. The resulting foreign currency gains or losses are reported in IBKRFS’ income statement and, as translated into U.S. dollars for U.S. GAAP purposes, in our consolidated statement of comprehensive income as a component of other income.

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

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL decreased 0.06% as of December 31, 2019 compared to December 31, 2018. As of December 31, 2019, approximately 30% of our equity was denominated in currencies other than the U.S. dollar.

The table below presents a comparison of the U.S. dollar equivalent of the GLOBAL for the periods indicated.

		As of 12/31/2018				As of 12/31/2019
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.68	1.0000	0.680	70.3%	$5,031	1.0000	0.680	70.3%	$5,586	0.0%
EUR	0.09	1.1467	0.103	10.7%	763	1.1213	0.101	10.4%	829	-0.2%
JPY	4.41	0.0091	0.040	4.2%	298	0.0092	0.041	4.2%	333	0.0%
GBP	0.02	1.2760	0.026	2.6%	189	1.3261	0.027	2.7%	218	0.1%
HKD	0.14	0.1277	0.018	1.8%	132	0.1284	0.018	1.9%	147	0.0%
INR	1.10	0.0144	0.016	1.6%	117	0.0140	0.015	1.6%	126	0.0%
CHF	0.02	1.0190	0.020	2.1%	151	1.0334	0.021	2.1%	170	0.0%
CAD	0.02	0.7332	0.015	1.5%	108	0.7699	0.015	1.6%	127	0.1%
CNH	0.10	0.1456	0.015	1.5%	108	0.1437	0.014	1.5%	118	0.0%
AUD	0.02	0.7052	0.014	1.5%	104	0.7017	0.014	1.5%	115	0.0%
MXN	0.17	0.0509	0.009	0.9%	64	0.0528	0.009	0.9%	74	0.0%
SEK	0.05	0.1129	0.006	0.6%	42	0.1068	0.005	0.6%	44	0.0%
NOK	0.03	0.1157	0.003	0.4%	26	0.1139	0.003	0.4%	28	0.0%
DKK	0.02	0.1536	0.003	0.3%	23	0.1501	0.003	0.3%	25	0.0%
			0.967	100.0%	$7,156		0.967	100.0%	$7,940	0.0%

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

Interest Rate Risk

We had no variable-rate debt outstanding as of December 31, 2019.

We pay our electronic brokerage customers interest based on benchmark overnight interest rates in various currencies, on cash balances above $10 thousand (or equivalent) in securities accounts holding more than $100 thousand and at lower, tiered rates for accounts holding less than $100 thousand (or equivalent) net asset value. In a normal rate environment, we typically invest a portion of these funds in U.S. government securities with maturities of up to two years. If interest rates were to increase rapidly and substantially, our net interest income would not increase proportionally with the interest rates for the portion of the funds invested in the U.S. government securities with fixed yields. In addition, the mark-to-market changes in the value of these fixed rate securities will be reflected in other income, instead of net interest income. Based on customer balances and investments outstanding as of December 31, 2019, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $20 million over the first year and $22 million on an annualized basis, assuming the full effect of reinvestment at higher rates. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Based on customer balances and investments outstanding as of December 31, 2019, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $17 million over the first year and $22 million on an annualized basis, assuming the full effect of reinvestment at lower rates.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2019, we had $31.3 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

We have a comprehensive policy implemented in accordance with regulatory standards to assess and monitor the suitability of investors to engage in various trading activities. To mitigate our risk, we also continuously monitor customer accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us.

Our credit exposure is to a great extent mitigated by our policy of automatically evaluating each account throughout the trading day and closing out positions automatically for accounts that are found to be under-margined. While this methodology is effective in most situations, it may not be effective in situations where no liquid market exists for the relevant securities or commodities or where, for any reason, automatic liquidation for certain accounts has been disabled. Our Risk Management Committee continuously monitors and evaluates our risk management policies, including the implementation of policies and procedures to enhance the detection and prevention of theoretical events to mitigate margin loan losses.

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

VaR and Stress Test Measures

	At December 31,	At December 31,	Average	High
Market Risk Category	2019	2018	2019	2019

	(in millions)
Trading (1)
Equities and Currencies (2)	$7	$7	$7	$8
Fixed Income (3)	-	-	-	-
Trading Total	$7	$7	$7	$8

Non-Trading (1)
Equities and Currencies	$17	$15	$15	$18
Fixed Income, Other (4)	2	4	4	6
Non-Trading Total	$19	$19	$19	$24

___________________________

(1)The product categories displayed in the table as “Trading” reflect activities undertaken in the Company's market making segment.

The “Non-trading” category reflects investment activities and foreign currency exposures held in the equity of the Company's non-market making subsidiaries, i.e., its brokerage subsidiaries and information technology subsidiaries. This category also includes corporate segment activities in foreign exchange designed to achieve the Company's currency diversification strategy.

The average and high VaR amounts for equities and currencies are based on end of day calculations performed in 2019. The fixed income stress amounts are based on the four quarter ending calculations performed in 2019.

(2)Equities and currencies held for market making purposes are combined because these products are part of an integrated, hedged market making portfolio, on which the risk is measured using VaR.

(3)The Trading – Fixed Income category contains primarily foreign government securities held in connection with market making activities. The risks on these products were managed separately and measured using the stress test analysis.

(4)The Non-Trading – Fixed Income, Other category contains primarily U.S. government securities held in segregated safekeeping accounts for the exclusive benefit of our brokerage customers, on which the risk is measured using a stress test analysis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Interactive Brokers Group, Inc.

Greenwich, CT

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income taxes — Refer to Notes 2 and 11 to the consolidated financial statements

Critical Audit Matter Description

The Company’s income tax expense, deferred tax assets and liabilities (net of valuation allowance, if any), and reserves for unrecognized tax benefits are based on enacted tax laws and reflects management's best assessment of estimated future taxes to be paid. The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. The Company has deferred tax assets resulting from the tax basis step-up received in connection with the Company’s public equity offerings. Determining income tax expense requires significant management judgments and estimates.

We identified management’s calculation of income tax expense, deferred tax assets and liabilities (net of valuation allowance, if any), and reserves for unrecognized tax benefits as a critical audit matter because of the significant judgments and estimates management makes to determine these amounts. This required a high degree of audit judgment and an increased effort, including the need to involve our income tax specialists when performing audit procedures to evaluate the reasonableness of management’s interpretation of tax law in multiple countries, and its estimate of the associated provisions, tax charges, and uncertain tax positions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to income taxes included, among others, the following:

•We tested the design and operating effectiveness of controls over income tax balances, including the provision for income taxes, deferred tax assets and liabilities (including valuation allowance) and unrecognized tax benefits.

•With the assistance of our income tax specialists, we assessed the Company’s income tax expense by:

-Evaluating the Company’s income tax provision calculation, including testing the appropriateness of income tax rates applied and of income allocations among the taxing jurisdictions, application of the provisions in the Tax Act, and the mathematical accuracy of the calculation.

-Evaluating the Company’s analyses supporting its conclusions as to the recognition and measurement of deferred tax assets and liabilities, including the calculation of the deferred tax asset related to the tax basis step-up received in connection with the Company’s public equity offering.

-Evaluating management’s assessment of the Company’s ability to utilize the net deferred tax assets in future years.

-Evaluating the appropriateness of the Company having no significant unrecognized tax benefits.

/s/ Deloitte & Touche LLP

New York, New York

February 28, 2020

We have served as the Company's auditor since 1990.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
(in millions, except share amounts)	2019	2018
Assets
Cash and cash equivalents	$2,882	$2,597
Cash - segregated for regulatory purposes	9,400	7,503
Securities - segregated for regulatory purposes	17,824	15,595
Securities borrowed	3,916	3,331
Securities purchased under agreements to resell	3,111	1,242
Financial instruments owned, at fair value
Financial instruments owned	1,755	1,931
Financial instruments owned and pledged as collateral	161	188
Total financial instruments owned, at fair value	1,916	2,119
Receivables
Customers, less allowance for doubtful accounts of $86 and $42 as of December 31, 2019 and 2018	31,304	27,017
Brokers, dealers and clearing organizations	685	706
Interest	158	141
Total receivables	32,147	27,864
Other assets	480	296
Total assets	$71,676	$60,547
Liabilities and equity
Short-term borrowings	$16	$17
Securities loaned	4,410	4,037
Securities sold under agreements to repurchase	1,909	—
Financial instruments sold, but not yet purchased, at fair value	457	681
Payables
Customers	56,248	47,993
Brokers, dealers and clearing organizations	220	298
Affiliate	152	171
Accounts payable, accrued expenses and other liabilities	295	153
Interest	29	41
Total payables	56,944	48,656
Total liabilities	63,736	53,391
Commitments, contingencies and guarantees (see Note 14)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share
Class A – Authorized - 1,000,000,000, Issued - 76,889,040 and 75,230,400 shares, Outstanding – 76,750,110 and 75,100,952 shares as of December 31, 2019 and 2018	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of December 31, 2019 and 2018	—	—
Additional paid-in capital	934	898
Retained earnings	520	390
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of December 31, 2019 and 2018	—	(4)
Treasury stock, at cost, 138,930 and 129,448 shares as of December 31, 2019 and 2018	(3)	(3)
Total stockholders’ equity	1,452	1,282
Noncontrolling interests	6,488	5,874
Total equity	7,940	7,156
Total liabilities and equity	$71,676	$60,547

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year-Ended December 31,
(in millions, except share or per share amounts)	2019	2018	2017
Revenues
Commissions	$706	$777	$647
Interest income	1,726	1,392	908
Trading gains	27	39	40
Other income	121	158	332
Total revenues	2,580	2,366	1,927
Interest expense	643	463	225
Total net revenues	1,937	1,903	1,702
Non-interest expenses
Execution, clearing and distribution fees	251	269	241
Employee compensation and benefits	288	264	249
Occupancy, depreciation and amortization	60	49	47
Communications	25	25	28
General and administrative	112	96	86
Customer bad debt	44	4	2
Total non-interest expenses	780	707	653
Income before income taxes	1,157	1,196	1,049
Income tax expense	68	71	256
Net income	1,089	1,125	793
Less net income attributable to noncontrolling interests	928	956	717
Net income available for common stockholders	$161	$169	$76

Earnings per share
Basic	$2.11	$2.30	$1.09
Diluted	$2.10	$2.28	$1.07
Weighted average common shares outstanding
Basic	76,121,570	73,438,209	69,926,933
Diluted	76,825,863	74,266,370	70,904,921

Comprehensive income
Net income available for common stockholders	$161	$169	$76
Other comprehensive income
Cumulative translation adjustment, before income taxes	4	(14)	11
Income taxes related to items of other comprehensive income	—	(1)	—
Other comprehensive income (loss), net of tax	4	(13)	11
Comprehensive income available for common stockholders	$165	$156	$87

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$928	$956	$717
Other comprehensive income - cumulative translation adjustment	20	(66)	54
Comprehensive income attributable to noncontrolling interests	$948	$890	$771

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year-Ended December 31,
(in millions)	2019	2018	2017
Cash flows from operating activities
Net income	$1,089	$1,125	$793
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	24	21	147
Depreciation and amortization	31	26	25
Amortization of right-of-use assets	21	—	—
Employee stock plan compensation	60	58	53
Unrealized (gain) loss on other investments, net	(8)	2	(4)
Gain on remeasurement of Tax Receivable Agreement liability	—	(3)	(93)
Bad debt expense	44	4	2
Impairment loss	1	1	21
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	(2,229)	(1,910)	4,708
Securities borrowed	(585)	(374)	672
Securities purchased under agreements to resell	(1,869)	793	(1,924)
Financial instruments owned, at fair value	210	1,034	886
Receivables from customers	(4,332)	2,800	(10,414)
Other receivables	4	92	158
Other assets	(169)	11	(3)
Securities loaned	373	(407)	151
Securities sold under agreement to repurchase	1,909	(1,316)	1,316
Financial instruments sold, but not yet purchased, at fair value	(224)	(86)	(1,378)
Payable to customers	8,255	445	5,817
Other payables	61	40	132
Net cash provided by operating activities	2,666	2,356	1,065
Cash flows from investing activities
Purchases of other investments	(19)	(22)	—
Distributions received and proceeds from sales of other investments	4	1	2
Purchase of property, equipment and intangible assets	(74)	(36)	(28)
Net cash used in investing activities	(89)	(57)	(26)
Cash flows from financing activities
Short-term borrowings, net	(1)	2	(59)
Dividends paid to stockholders	(31)	(29)	(28)
Distributions from IBG LLC to noncontrolling interests	(357)	(339)	(272)
Repurchases of common stock for employee tax withholdings under stock incentive plans	(27)	(45)	(21)
Proceeds from the sale of treasury stock	26	40	21
Payments made under the Tax Receivable Agreement	(29)	(28)	(15)
Net cash used in financing activities	(419)	(399)	(374)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	24	(79)	65
Net increase in cash, cash equivalents, and restricted cash	2,182	1,821	730
Cash, cash equivalents, and restricted cash at beginning of period	10,100	8,279	7,549
Cash, cash equivalents, and restricted cash at end of period	$12,282	$10,100	$8,279
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	2,882	2,597	1,732
Cash segregated for regulatory purposes	9,400	7,503	6,547
Cash, cash equivalents, and restricted cash at end of period	$12,282	$10,100	$8,279
Supplemental disclosures of cash flow information
Cash paid for interest	$654	$444	$209
Cash paid for taxes, net	$51	$50	$47
Cash paid for amounts included in lease liabilities	$20	$—	$—
Non-cash financing activities
Issuance of common stock in exchange of member interests in IBG LLC	$1	$94	$49
Redemption of member interests from IBG Holdings LLC	$(1)	$(94)	$(49)
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$24	$28	$28
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(24)	$(28)	$(28)
Non-cash distributions to noncontrolling interests	$—	$(11)	$—

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

Three Years Ended December 31, 2019, 2018, and 2017

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2016	68,119,412	$1	$775	$(3)	$203	$(2)	$974	$4,846	$5,820
Issuance of common stock in follow-on offering	1,214,860		18				18	(18)	—
Common stock distributed pursuant to stock incentive plans	2,274,777						—		—
Compensation for stock grants vesting in the future			9				9	44	53
Deferred tax benefit retained - follow-on offering			2				2		2
Repurchases of common stock for employee tax withholdings under stock incentive plans				(21)			(21)		(21)
Sales of treasury stock				21			21		21
Dividends paid to stockholders					(28)		(28)		(28)
Distributions from IBG LLC to noncontrolling interests							—	(272)	(272)
Adjustments for changes in proportionate ownership in IBG LLC			28				28	(28)	—
Comprehensive income					76	11	87	771	858
Balance, December 31, 2017	71,609,049	$1	$832	$(3)	$251	$9	$1,090	$5,343	$6,433
Issuance of common stock in follow-on offering	1,537,727		25				25	(25)	—
Common stock distributed pursuant to stock incentive plans	2,083,624						—		—
Compensation for stock grants vesting in the future			10				10	48	58
Deferred tax benefit retained - follow-on offering			3				3		3
Repurchases of common stock for employee tax withholdings under stock incentive plans				(45)			(45)		(45)
Sales of treasury stock				45	(1)		44	(4)	40
Dividends paid to stockholders					(29)		(29)		(29)
Distributions from IBG LLC to noncontrolling interests							—	(350)	(350)
Adjustments for changes in proportionate ownership in IBG LLC			28				28	(28)	—
Comprehensive income					169	(13)	156	890	1,046
Balance, December 31, 2018	75,230,400	$1	$898	$(3)	$390	$(4)	$1,282	$5,874	$7,156
Issuance of common stock in follow-on offering	21,075		1				1	(1)	—
Common stock distributed pursuant to stock incentive plans	1,627,565						—		—
Issuance of common stock - Promotions	10,000						—		—
Compensation for stock grants vesting in the future			11				11	49	60
Repurchases of common stock for employee tax withholdings under stock incentive plans				(27)			(27)		(27)
Sales of treasury stock				27			27	(1)	26
Dividends paid to stockholders					(31)		(31)		(31)
Distributions from IBG LLC to noncontrolling interests							—	(357)	(357)
Adjustments for changes in proportionate ownership in IBG LLC			24				24	(24)	—
Comprehensive income					161	4	165	948	1,113
Balance, December 31, 2019	76,889,040	$1	$934	$(3)	$520	$—	$1,452	$6,488	$7,940

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.   Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 18.5% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker specializing in executing and clearing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 135 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Luxembourg, Switzerland, India, China (Hong Kong and Shanghai), Japan and Australia. As of December 31, 2019, the Company had 1,643 employees worldwide.

IBG LLC is a Connecticut limited liability company that conducts its business through its significant operating subsidiaries: Interactive Brokers LLC (“IB LLC”); Interactive Brokers Canada Inc. (“IBC”); Interactive Brokers (U.K.) Limited (“IBUK”); IBKR Europe S.a.r.l. (“IBEU”); IBKR Financial Services AG (“IBKRFS”); Interactive Brokers (India) Private Limited (“IBI”), Interactive Brokers Hong Kong Limited (“IBHK”), Interactive Brokers Securities Japan, Inc. (“IBSJ”) and Interactive Brokers Australia Pty Limited (“IBA”).

The Company operates in two business segments: electronic brokerage and market making, both supported by corporate. The electronic brokerage business provides electronic execution and clearing services to customers worldwide. The market making business currently consists of customer facilitation in products such as CFDs, ETFs and single stock futures, as well as exchange traded market making activities in a few select markets outside the U.S. (See Note 2 – Discontinued Operations and Costs Associated with Exit or Disposal Activities). Corporate enables the Company to operate cohesively and effectively by providing support via development services and control functions to the business segments and also by executing the Company’s currency diversification strategy.

Certain of the operating subsidiaries are members of various securities and commodities exchanges in North America, Europe and the Asia/Pacific region and are subject to regulatory capital and other requirements (see Note 16). IB LLC, IBC, IBUK, IBEU, IBI, IBHK, IBSJ and IBA carry securities accounts for customers or perform custodial functions relating to customer securities.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

income in the consolidated statements of comprehensive income. The Company also exited the majority of its market making activities outside of the U.S. by December 31, 2017 and will report discontinued operations if it meets the criteria under FASB Topic ASC 205-20, “Discontinued Operations.”

The Company recognized approximately $25 million in one-time restructuring costs during the year ended December 31, 2017. The one-time restructuring costs included approximately $22 million of non-cash expenditures, consisting of impairment of the carrying value of certain exchange trading rights and stock-based compensation, included in general and administrative expenses and employee compensation and benefits, respectively, and $3 million of cash expenditures primarily related to severance costs for employee terminations, included employee compensation and benefits, in the consolidated statements of comprehensive income. During the years ended December 31, 2019 and 2018, the Company did not incur any additional restructuring costs.

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

Notes to Consolidated Financial Statements

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

Cash and Securities - Segregated for Regulatory Purposes

As a result of customer activities, certain operating subsidiaries are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which have been promulgated to protect customer assets. Restricted cash represents cash and cash equivalents that are subject to withdrawal or usage restrictions. Cash segregated for regulatory purposes meets the definition of restricted cash and is included in “cash, cash equivalents and restricted cash” in the consolidated statements of cash flows.

The table below presents the composition of the Company’s securities segregated for regulatory purposes for the periods indicated.

	December 31,
	2019	2018

	(in billions)
U.S. government securities	$3.8	$4.2
Securities purchased under agreements to resell[1]	14.0	11.4
	$17.8	$15.6

___________________________

(1)These balances are collateralized by U.S. government securities.

Securities Borrowed and Securities Loaned

Securities borrowed and securities loaned are recorded at the amount of the cash collateral advanced or received. Securities borrowed transactions require the Company to provide counterparties with collateral, which may be in the form of cash, letters of credit or other securities. With respect to securities loaned, the Company receives collateral, which may be in the form of cash or other securities in an amount generally in excess of the fair value of the securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as permitted contractually. The Company’s policy is to net, in the consolidated statements of financial condition, securities borrowed and securities loaned entered into with the same counterparty that meet the offsetting requirements prescribed in FASB ASC Topic 210-20, “Balance Sheet – Offsetting” (“ASC Topic 210-20”).

Securities lending fees received and paid by the Company are included in interest income and interest expense, respectively, in the consolidated statements of comprehensive income.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell and securities sold under agreements to repurchase, which are reported as collateralized financing transactions, are recorded at contract value, which approximates fair value. To ensure that the fair value of the underlying collateral remains sufficient, the collateral is valued daily with additional collateral obtained or excess collateral returned, as permitted under contractual provisions. The Company’s policy is to net, in the consolidated statements of financial condition, securities purchased under agreements to resell transactions and securities sold under agreements to repurchase transactions entered into with the same counterparty that meet the offsetting requirements prescribed in ASC Topic 210-20.

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

Investments

The Company makes certain strategic investments related to its business which are included in other assets in the consolidated statements of financial condition. The Company accounts for these investments as follows:

•Under the equity method of accounting as required under FASB ASC Topic 323, “Investments - Equity Method and Joint Ventures.” These investments, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of the Company’s initial investment and are adjusted each period for the Company’s share of the investee’s income or loss. Contributions paid to and distributions received from equity method investees are recorded as additions or reductions, respectively, to the respective investment balance.

•At fair value if the investment in equity securities has a readily determinable fair value.

•At adjusted cost if the investment does not have a readily determinable fair value. Adjusted cost represents the historical cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer in accordance with FASB ASC Topic 321, “Investments in Equity Securities.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below presents the composition of the Company’s investments for the periods indicated.

	December 31,
	2019	2018

	(in millions)
Equity method investments[1]	$22	$23
Investments in equity securities at adjusted cost[2]	5	25
Investments in equity securities at fair value[2]	36	-
Investments in exchange memberships and equity securities of certain exchanges[2]	3	5
	$66	$53

___________________________

(1)The Company’s share of income or losses is included in other income in the consolidated statements of comprehensive income.

(2)These investments do not qualify for equity method of accounting and the dividends received are included in other income in the consolidated statements of comprehensive income.

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

Leases

On January 1, 2019, the Company adopted FASB ASC Topic 842, “Leases,” (“ASC Topic 842”) which requires that a lessee recognize in the statement of financial condition a lease liability and a corresponding right-of-use asset, including for those leases that the Company had classified as operating leases. The right-of-use asset and the lease liability were initially measured using the present value of the remaining lease payments. ASC Topic 842 was implemented using a modified retrospective approach which resulted in no cumulative-effect adjustment in the opening balance of retained earnings as of January 1, 2019. As a result, the consolidated statement of financial condition prior to January 1, 2019 was not restated and continues to be reported under FASB ASC Topic 840, “Leases,” (“ASC Topic 840”), which did not require the recognition of a right-of-use asset or lease liability for operating leases. As permitted under ASC Topic 842, the Company adopted the following practical expedients: (1) not to reassess whether an expired or non-lease contract that commenced before January 1, 2019 contained an embedded lease, (2) not to reassess the classification of existing leases, (3) not to determine whether initial direct costs related to existing leases should be capitalized under ASC Topic 842, and (4) not to separate lease and non-lease components.

The Company reviews all relevant contracts to determine if the contract contains a lease at its inception date. A contract contains a lease if the contract conveys to the company the right to control the use of an underlying asset for a period of time in exchange for consideration. If the Company determines that a contract contains a lease, it recognizes, in the consolidated statements of financial condition, a lease liability and a corresponding right-of-use asset on the commencement date of the lease. The lease liability is initially measured at the present value of the future lease payments over the lease term using the rate implicit in the lease or, if not readily determinable, the Company’s secured incremental borrowing rate. An operating lease right-of-use asset is initially measured at the

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

value of the lease liability minus any lease incentives and initial direct costs incurred plus any prepaid rent.

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

Operating lease expense is recognized on a straight-line basis over the lease term and is included in occupancy, depreciation and amortization expense in the Company’s consolidated statements of comprehensive income.

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

Foreign Currency Gains and Losses

Foreign currency balances are assets and liabilities in currencies other than the Company’s functional currency. At every reporting date, the Company revalues its foreign currency balances to its functional currency at the spot exchange rate and records the associated foreign currency gains and losses. These foreign currency gains and losses are reported in the consolidated statements of comprehensive income, as follows: (a) foreign currency gains and losses related to the Company’s currency diversification strategy are reported in other income; (b) foreign currency gains and losses related to the market making core-business activities are reported in trading gains; (c) foreign currency gains and losses arising from currency swap transactions in the electronic brokerage business are reported in interest income or interest expense; and (d) all other foreign currency gains and losses are reported in other income.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

FASB Standards Adopted During 2019

Standard	Summary of Guidance	Effect on Financial Statements
Leases (Topic 842) Issued February 2016

• All leases greater than one year must be recognized on

the statements of financial condition by recording a

lease right-of-use asset and a corresponding lease

liability.
• Additional qualitative and quantitative leasing

disclosures required.

• Adopted January 1, 2019. • For further information, refer to Note 12 – Leases.

FASB Standards issued but not adopted as of December 31, 2019

Standard	Summary of Guidance	Effect on Financial Statements
Financial instruments – credit losses (Topic 326) Issued June 2016

• Replaces the current incurred loss impairment guidance

and establishes a single allowance framework for

financial assets carried at amortized cost.
• The allowance must reflect managements’ estimate of

credit losses over the life of the asset taking future

economic changes into consideration.
• As of the beginning of the reporting period of adoption,

a cumulative-effect adjustment to retained earnings

should be recognized.

• Effective date: January 1, 2020.
• The changes will not have a

material impact on the Company’s

consolidated financial statements,

as the Company will apply the

practical expedient relating to

financial assets subject to collateral

maintenance provisions.

Fair Value Measurement (Topic 820) Issued August 2018

• Eliminates the requirement to disclose: (a) the amount

and reasons for transfers between Level 1 and Level 2

of the fair value hierarchy; (b) an entity’s policy for

timing of transfers between levels; (c) and, an entity’s

valuation processes for Level 3 fair value

measurements.

• Effective date: January 1, 2020.
• Changes relating to Level 3 fair value

measurements may be applied

prospectively. All other changes

should be applied retrospectively.
• The adoption of the changes will not

have a material impact on the

Company’s consolidated financial

statements.

Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) Issued August 2019

• Requires that share-based payments granted to

customers as part of a revenue arrangement and are not

in exchange for a distinct good or service, be recorded

as a reduction in transaction price using the grant date

fair value.
• Share-based payments are measured and classified under

ASC 718 unless they are subsequently modified and the

grantee is no longer a customer, in which case they are

classified under other U.S. GAAP.

• Effective date: January 1, 2020.
• The guidance may be applied using a

modified retrospective approach.
• The changes will not have a material

impact on the Company’s

consolidated financial statements.

Income Taxes (Topic 740) Issued December 2019	• Simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740.	• Effective date: January 1, 2021. Early adoption is permitted. • The guidance is being evaluated for impact.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of December 31, 2019, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.   Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of December 31, 2019.

	IBG, Inc.	Holdings	Total
Ownership %	18.5%	81.5%	100.0%
Membership interests	76,759,595	338,670,642	415,430,237

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

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of December 31, 2019 and December 31, 2018, 1,000,000,000 shares of Class A common stock were authorized, of which 76,889,040 and 75,230,400 shares have been issued; and 76,750,110 and 75,100,952 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of December 31, 2019 and December 31, 2018, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of December 31, 2019 and December 31, 2018, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company’s consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of December 31, 2019 and December 31, 2018, the unamortized balance of these deferred tax assets was $116 million and $140 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid-in capital arising from stock offerings from the date of the IPO through December 31, 2019 were $499 million, $424 million, and $75 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $188 million through December 31, 2019 pursuant to the terms of the Tax Receivable Agreement.

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

As a consequence of these redemption transactions, and distribution of shares to employees (see Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 18.5%, with Holdings owning the remaining 81.5% as of December 31, 2019. The

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 89.6% as of December 31, 2019.

On October 7, 2019, the Company filed a Prospectus Supplement on Form 424B (File Number 333-219552) with the SEC to register up to 1,000,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform, increase assets held with the Company’s brokerage subsidiaries and enhance customer loyalty. Assuming all shares were issued, IBG, Inc.’s interest in IBG LLC would increase from 18.5% to 18.7%.

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Year-Ended December 31,
	2019	2018	2017
	(in millions, except share or per share amounts)
Basic earnings per share
Net income available for common stockholders	$161	$169	$76
Weighted average shares of common stock outstanding
Class A	76,121,470	73,438,109	69,926,833
Class B	100	100	100
	76,121,570	73,438,209	69,926,933
Basic earnings per share	$2.11	$2.30	$1.09

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Year-Ended December 31,
	2019	2018	2017
	(in millions, except share or per share amounts)
Diluted earnings per share
Net income available for common stockholders	$161	$169	$76
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	76,121,470	73,438,109	69,926,833
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	704,293	828,161	977,988
Class B	100	100	100
	76,825,863	74,266,370	70,904,921
Diluted earnings per share	$2.10	$2.28	$1.07

Member Distributions and Stockholder Dividends

During the three years ended December 31, 2019, 2018, and 2017, IBG LLC made distributions totaling $438 million, $426 million, and $328 million, to its members, of which IBG, Inc.’s proportionate share was $81 million, $76 million, and $56 million, respectively. The Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $31 million, $29 million, and $28 million during 2019, 2018, and 2017, respectively.

On January 21, 2020, the Company declared a cash dividend of $0.10 per common share, payable on March 13, 2020 to stockholders of record as of February 28, 2020.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5.   Comprehensive Income

The table below presents comprehensive income and earnings per share on comprehensive income for the periods indicated.

	Year-Ended December 31,
	2019	2018	2017
	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$165	$156	$87

Earnings per share on comprehensive income
Basic	$2.18	$2.12	$1.24
Diluted	$2.16	$2.09	$1.22
Weighted average common shares outstanding
Basic	76,121,570	73,438,209	69,926,933
Diluted	76,825,863	74,266,370	70,904,921

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6.   Financial Assets and Financial Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present, by level within the fair value hierarchy (see Note 2), financial assets and liabilities, measured at fair value on a recurring basis for the periods indicated. As required by ASC Topic 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the respective fair value measurement.

	Financial Assets at Fair Value as of December 31, 2019

	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$3,797	$—	$—	$3,797
Financial instruments owned, at fair value
Stocks	540	—	—	540
Options	1,333	—	—	1,333
Warrants	—	—	—	—
U.S. and foreign government securities	34	—	—	34
Corporate bonds	—	—	3	3
Currency forward contracts	—	6	—	6
Total financial instruments owned, at fair value	1,907	6	3	1,916

Other assets - other investments at fair value	36	—	—	36
Total financial assets at fair value	$5,740	$6	$3	$5,749

	Financial Liabilities at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$183	$—	$—	$183
Options	273	—	—	273
Currency forward contracts	—	1	—	1
Total financial instruments sold, but not yet purchased, at fair value	456	1	—	457
Total financial liabilities at fair value	$456	$1	$—	$457

	Financial Assets at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$4,213	$—	$—	$4,213
Financial instruments owned, at fair value
Stocks	494	—	—	494
Options	1,479	—	—	1,479
Warrants	1	—	—	1
U.S. and foreign government securities	113	—	—	113
Corporate and municipal bonds	—	1	3	4
Currency forward contracts	—	28	—	28
Total financial instruments owned, at fair value	2,087	29	3	2,119
Total financial assets at fair value	$6,300	$29	$3	$6,332

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Financial Liabilities at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$273	$—	$—	$273
Options	404	—	—	404
Currency forward contracts	—	4	—	4
Total financial instruments sold, but not yet purchased, at fair value	677	4	—	681
Total financial liabilities at fair value	$677	$4	$—	$681

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

Level 3 Financial Assets and Financial Liabilities

The Company’s Level 3 financial assets are comprised of delisted and illiquid securities reported within financial instruments owned, at fair value in the consolidated statements of financial condition. As of December 31, 2019 Level 3 financial assets included $3 million in corporate bonds, which were not traded in active markets and were valued by the Company based on internal estimates. During the year ended December 31, 2018, the Company recognized a $1 million unrealized loss related to stocks classified as Level 3.

During the years ended December 31, 2019 and 2018, no transfers occurred between levels for financial assets and liabilities, at fair value.

Trading Gains from Market Making Transactions

The table below presents trading gains and losses from market making transactions, reported in the consolidated statements of comprehensive income, by major product types for the periods indicated.

	Year-Ended December 31,
	2019	2018	2017
	(in millions)
Equities	$27	$39	$42
Foreign exchange	—	—	(2)
Total trading gains, net	$27	$39	$40

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Financial Assets and Liabilities Not Measured at Fair Value

The tables below represent the carrying value, fair value, and fair value hierarchy category of certain financial assets and liabilities that are not recorded at fair value in the Company's consolidated statements of financial condition for the periods indicated. The tables below exclude certain financial instruments such as equity investments and all non-financial assets and liabilities.

	December 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$2,882	$2,882	$2,882	$—	$—
Cash - segregated for regulatory purposes	9,400	9,400	9,400	—	—
Securities - segregated for regulatory purposes	14,027	14,027	—	14,027	—
Securities borrowed	3,916	3,916	—	3,916	—
Securities purchased under agreements to resell	3,111	3,111	—	3,111	—
Receivables from customer	31,304	31,304	—	31,304	—
Receivables from broker, dealers, and clearing organizations	685	685	—	685	—
Interest receivable	158	158	—	158	—
Other assets	9	9	—	3	6
Total financial assets, not measured at fair value	$65,492	$65,492	$12,282	$53,204	$6

Financial liabilities, not measured at fair value
Short-term borrowings	$16	$16	$—	$16	$—
Securities loaned	4,410	4,410	—	4,410	—
Securities sold under agreements to repurchase	1,909	1,909	—	1,909	—
Payables to customer	56,248	56,248	—	56,248	—
Payables to brokers, dealers and clearing organizations	220	220	—	220	—
Interest payable	29	29	—	29	—
Total financial liabilities, not measured at fair value	$62,832	$62,832	$—	$62,832	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$2,597	$2,597	$2,597	$—	$—
Cash - segregated for regulatory purposes	7,503	7,503	7,503	—	—
Securities - segregated for regulatory purposes	11,382	11,382	—	11,382	—
Securities borrowed	3,331	3,331	—	3,331	—
Securities purchased under agreements to resell	1,242	1,242	—	1,242	—
Receivables from customer	27,017	27,017	—	27,017	—
Receivables from broker, dealers, and clearing organizations	706	706	—	706	—
Interest receivable	141	141	—	141	—
Other assets	5	6	—	6	—
Total financial assets, not measured at fair value	$53,924	$53,925	$10,100	$43,825	$—

Financial liabilities, not measured at fair value
Short-term borrowings	$17	$17	$—	$17	$—
Securities loaned	4,037	4,037	—	4,037	—
Securities sold under agreements to repurchase	—	—	—	—	—
Payables to customer	47,993	47,993	—	47,993	—
Payables to brokers, dealers and clearing organizations	298	298	—	298	—
Interest payable	41	41	—	41	—
Total financial liabilities, not measured at fair value	$52,386	$52,386	$—	$52,386	$—

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The tables below present the netting of financial assets and of financial liabilities for the periods indicated.

	December 31, 2019
	Gross				Amounts Not
	Amounts	Amounts		Net Amounts	Offset in the
	of Financial	Offset in the		Presented in the	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$14,027 [1]	$—		$14,027	$(14,027)	$—
Securities borrowed	3,916	—		3,916	(3,765)	151
Securities purchased under agreements to resell	3,111	—		3,111	(3,111)	—
Financial instruments owned, at fair value
Options	1,333	—		1,333	(267)	1,066
Warrants	—	—		—	—	—
Currency forward contracts	6	—		6	—	6
Total	$22,393	$—		$22,393	$(21,170)	$1,223

	(in millions)
Offsetting of financial liabilities
Securities loaned	$4,410	$—	$4,410	$(4,186)	$224
Securities sold under agreements to repurchase	1,909	—	1,909	(1,909)	—
Financial instruments sold, but not yet purchased, at fair value
Options	273	—	273	(267)	6
Warrants	—	—	—	—	—
Currency forward contracts	1	—	1	—	1
Total	$6,593	$—	$6,593	$(6,362)	$231

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2018
	Gross				Amounts Not
	Amounts	Amounts		Net Amounts	Offset in the
	of Financial	Offset in the		Presented in the	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$11,382 [1]	$—		$11,382	$(11,382)	$—
Securities borrowed	3,331	—		3,331	(3,199)	132
Securities purchased under agreements to resell	1,242	—		1,242	(1,242)	—
Financial instruments owned, at fair value
Options	1,479	—		1,479	(398)	1,081
Warrants	1	—		1	—	1
Currency forward contracts	28	—		28	—	28
Total	$17,463	$—		$17,463	$(16,221)	$1,242

	(in millions)
Offsetting of financial liabilities
Securities loaned	$4,037	$—	$4,037	$(3,838)	$199
Securities sold under agreements to repurchase	—	—	—	—	—
Financial instruments sold, but not yet purchased, at fair value
Options	404	—	404	(398)	6
Warrants	—	—	—	—	—
Currency forward contracts	4	—	4	—	4
Total	$4,445	$—	$4,445	$(4,236)	$209

___________________________

(1)As of December 31, 2019 and December 31, 2018, the Company had $14.0 billion and $11.4 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Securities - segregated for regulatory purposes” in the consolidated statements of financial condition.

(2)The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 at December 31, 2019 and 2018.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The tables below present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged for the periods indicated.

	December 31, 2019
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities loaned
Stocks	$4,356	$—	$—	$—	$4,356
Corporate bonds	54	—	—	—	54
Foreign government securities	—	—	—	—	—
Total securities loaned	$4,410	$—	$—	$—	$4,410

Securities sold under agreements to repurchase
U.S. government securities	1,909	—	—	—	1,909
Total	$6,319	$—	$—	$—	$6,319

	December 31, 2018
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities loaned
Stocks	$3,970	$—	$—	$—	$3,970
Corporate bonds	65	—	—	—	65
Foreign government securities	2	—	—	—	2
Total securities loaned	$4,037	$—	$—	$—	$4,037

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of December 31, 2019 and December 31, 2018, approximately $31.3 billion and $27.0 billion, respectively, of customer margin loans were outstanding.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below presents a summary of the amounts related to collateralized transactions for the periods indicated.

	December 31, 2019		December 31, 2018
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)
Securities lending transactions	$31,994	$3,944	$21,412	$3,284
Securities purchased under agreements to resell transactions [1]	17,185	16,627	12,672	11,881
Customer margin assets	34,156	11,189	25,778	6,616
	$83,335	$31,760	$59,862	$21,781

___________________________

(1)As of December 31, 2019, $14.0 billion or 84% (as of December 31, 2018, $11.4 billion or 96%) of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of December 31, 2019 and December 31, 2018, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

The table below presents financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, for the periods indicated.

	December 31,
	2019	2018

	(in millions)
Stocks	$128	$121
U.S. and foreign government securities	33	67
	$161	$188

8. Revenues from Contracts with Customers

On January 1, 2018, the Company adopted ASU No. 2014-09, ‘‘Revenue from Contracts with Customers’’ (‘‘ASC Topic 606’’) using the modified retrospective method (i.e., applied prospectively effective January 1, 2018 without revising prior periods), which had no impact on the Company’s opening retained earnings.

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

Notes to Consolidated Financial Statements

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

-Market data fees are charged to customers for market data services to which they subscribe that the Company delivers. The Company recognizes revenue monthly as the performance obligation is satisfied over time by continually providing market data for the period. Market data fees are collected monthly, generally in advance.

-Risk exposure fees are charged to customers who carry positions with market risk that exceeds defined thresholds. The Company recognizes revenue daily as the performance obligation is satisfied at a point in time by the Company taking on additional risk of account liquidation and potential losses due to insufficient margin. Risk exposure fees are collected daily.

-Payments for order flow are earned from various options exchanges based upon options trading volume originated by the Company that meets certain criteria and from IBKR LiteSM liquidity providers. The Company recognizes revenue daily as the performance obligation is satisfied at a point in time on customer orders that qualify for payments subject to exchange-mandated programs. Payments for order flow are collected monthly, in arrears.

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

Disaggregation of Revenue

The tables below present revenue from contracts with customers by business segment, geographic location, and major types of services for the periods indicated.

	Year-Ended December 31, 2019
	Electronic Brokerage	Market Making	Corporate	Total

	(in millions)
Geographic location [1]
United States	$599	$2	$2	$603
International	244	—	—	244
	$843	$2	$2	$847

Major types of services
Commissions	$706	$—	$—	$706
Market data fees [2]	45	—	—	45
Risk exposure fees [2]	16	—	—	16
Payments for order flow [2]	21	—	—	21
Minimum activity fees [2]	27	—	—	27
Other [2]	28	2	2	32
	$843	$2	$2	$847

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Year-Ended December 31, 2018
	Electronic Brokerage	Market Making	Corporate	Total

	(in millions)
Geographic location [1]
United States	$658	$5	$2	$665
International	260	—	—	260
	$918	$5	$2	$925

Major types of services
Commissions	$777	$—	$—	$777
Market data fees [2]	46	—	—	46
Risk exposure fees [2]	26	—	—	26
Payments for order flow [2]	21	—	—	21
Minimum activity fees [2]	23	—	—	23
Other [2]	25	5	2	32
	$918	$5	$2	$925

___________________________

(1)Based on the location of the subsidiaries in which the revenues are recorded.

(2)Included in other income in the consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $10 million and $9 million, as of December 31, 2019 and December 31, 2018, respectively, are reported in other assets in the consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized prior to the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in other assets in the consolidated statements of financial condition. As of December 31, 2019 and 2018, contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. As of December 31, 2019 and 2018, contract liability balances were not material.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Other Income

The table below presents the components of other income for the periods indicated.

	Year-Ended December 31,
	2019	2018	2017
	(in millions)
Market data fees[1]	$45	$46	$39
Risk exposure fees[1]	16	26	24
Payments for order flow[1]	21	21	15
Minimum activity fees[1]	27	23	20
Other brokerage related fees	27	25	13
Gains on financial instruments, at fair value and other investments, net	40	24	1
Gains (losses) from currency diversification strategy, net	(60)	(19)	110
Other, net	5	12	110
	$121	$158	$332

___________________________

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

10. Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based operating subsidiaries who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in employee compensation and benefits expenses in the consolidated statements of comprehensive income were $4 million, $4 million and $3 million of plan contributions for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Notes to Consolidated Financial Statements

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

Awards granted to external directors vest, and are distributed, over a five-year period (20% per year) commencing one year after the date of grant. A total of 27,245 restricted stock units have been granted to the external directors cumulatively since the plan’s inception.

The table below presents Stock Incentive Plan awards granted and the related fair values since the plan’s inception.

			Fair Value at
			Date of Grant
	Units		($ millions)
Prior periods (since inception)	23,551,137		$504
December 31, 2017	946,489		57
December 31, 2018	1,146,267	[1]	62
December 31, 2019	1,374,560		65
	27,018,453		$688

___________________________

(1)Stock Incentive Plan number of granted restricted stock units related to 2018 was adjusted by 640 additional restricted stock units during the year ended December 31, 2019.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, no vested awards remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the consolidated statements of comprehensive income was $60 million, $58 million, and $53 million for the years ended December 31, 2019, 2018, and 2017, respectively. Estimated future compensation costs for unvested awards, net of credits for cancelled awards, as of December 31, 2019 are $40 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below summarizes the Stock Incentive Plan and ROI Unit Stock Plan activities for the periods indicated.

			Intrinsic Value
			of SIP Shares
	Stock		which Vested and	ROI Unit
	Incentive Plan		were Distributed	Stock Plan
	Units		($ millions) [1]	Shares
Balance, December 31, 2016	7,917,719			4,994
Granted	946,489			—
Cancelled	(115,711)			—
Distributed	(2,274,777)		$81	(1,145)
Balance, December 31, 2017	6,473,720			3,849
Granted	1,146,267	[2]		—
Cancelled	(63,657)			—
Distributed	(2,083,624)		$164	(3,849)
Balance, December 31, 2018	5,472,706			—
Granted	1,374,560			—
Cancelled	(91,443)			—
Distributed	(1,627,565)		$91	—
Balance, December 31, 2019	5,128,258			—

___________________________

(1)Intrinsic value of SIP units distributed represents the compensation value reported to the participants.

(2)Stock Incentive Plan number of granted restricted stock units related to 2018 was adjusted by 640 additional restricted stock units during the year ended December 31, 2019.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company. Through December 31, 2019, a total of 977,905 restricted stock units have been distributed under these post-employment provisions. These distributions are included in the table above.

11. Income Taxes

Income tax expense for the three years ended December 31, 2019, 2018, and 2017 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC and the enactment of the Tax Act, as discussed below. These noncontrolling interests are held directly through a U.S. partnership. Accordingly, the income attributable to these noncontrolling interests is reported in the consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is generally the obligation of the noncontrolling interests. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

The Tax Act, as previously described (see Note 2), makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate to 21%, effective January 1, 2018; (2) requiring a one-time transition tax on certain undistributed earnings of foreign subsidiaries to be paid over eight years; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax, a new minimum tax; (7) creating a new limitation on deductible interest expense; (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (9) repealing the Section 199 manufacturing deduction; and (10) full expensing of qualified property for tax return purposes.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below presents the components of the provision for income taxes for the periods indicated.

	Year-Ended December 31,
	2019	2018	2017

	(in millions)
Current
Federal	$19	$15	$76	[1]
State and local	3	3	1
Foreign	22	32	32
Total current	44	50	109
Deferred
Federal	24	22	148	[2]
State and local	—	—	—
Foreign	—	(1)	(1)
Total deferred	24	21	147
	$68	$71	$256

___________________________

(1)Includes $62 million of Transition Tax under the Tax Act.

(2)Includes the remeasurement of deferred tax assets and liabilities of $115 million due to the Tax Act.

The table below presents a reconciliation of the statutory U.S. Federal income tax rate of 21% to the Company’s effective tax rate for the two years ending December 31, 2019 and 2018, and 35% for the year ending December 31, 2017.

	Year-Ended December 31,
	2019	2018	2017
U.S. Statutory Tax Rate	21.0%	21.0%	35.0%
Less: rate attributable to noncontrolling interests	(16.8%)	(16.8%)	(26.5%)
State, local and foreign taxes, net of federal benefit	1.7%	1.7%	2.1%
Subtotal	5.9%	5.9%	10.6%
Effects of the Tax Act	0.0%	0.0%	13.7%
	5.9%	5.9%	24.3%

The table below presents significant components of the Company’s deferred tax assets and liabilities, which are reported in other assets and in accounts payable, accrued expenses and other liabilities, respectively, in the consolidated statements of financial condition for the periods indicated.

	December 31,
	2019	2018	2017

	(in millions)
Deferred tax assets
Arising from the acquisition of interests in IBG LLC	$116	$140	$146
Deferred compensation	5	4	4
Other	11	10	7
Total deferred tax assets	132	154	157
Deferred tax liabilities
Foreign	1	—	1
Other	3	1	—
Total deferred tax liabilities	4	1	1
Net deferred tax assets	$128	$153	$156

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2019, and 2018, the Company had no valuation allowances on its deferred tax assets.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2019, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2014, and to non-U.S. income tax examinations for tax years prior to 2009.

As of December 31, 2019, accumulated earnings held by non-U.S. subsidiaries totaled $1.3 billion (as of December 31, 2018 $1.1 billion). Of this amount, approximately $0.2 billion (as of December 31, 2018 $0.2 billion) is attributable to earnings of the Company’s foreign subsidiaries that are considered “pass-through” entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for U.S. tax purposes and when they are remitted. With respect to certain of these non-U.S. subsidiaries’ accumulated earnings, approximately $0.2 billion and $0.2 billion as of December 31, 2019 and December 31, 2018, respectively would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution upon repatriation. The Company has not provided for its proportionate share of these additional foreign taxes as it does not intend to repatriate these earnings in the foreseeable future. For the same reason, the Company has not provided deferred U.S. tax on cumulative translation adjustments associated with these earnings.

12.  Leases

All of the Company’s leases are classified as operating leases and primarily consist of real estate leases for corporate offices, data centers, and other facilities. As of December 31, 2019, the weighted-average remaining lease term on these leases is approximately 9 years and the weighted-average discount rate used to measure the lease liabilities is approximately 4.06%. For the year ended December 31, 2019, right-of-use assets obtained under operating leases were $140 million. The Company’s lease agreements do not contain any residual value guarantees, restrictions or covenants.

The table below presents balances reported in the consolidated statements of financial condition related to the Company’s leases for the period indicated.

December 31, 2019
(in millions)
Right-of-use assets[1]	$118
Lease liabilities[1]	$124

___________________________

(1)Right-of-use assets are included in other assets and lease liabilities are included in accounts payable, accrued expenses and other liabilities in the Company’s consolidated statements of financial condition.

The table below presents balances reported in the consolidated statements of comprehensive income related to the Company’s leases for the period indicated.

Year-Ended
December 31, 2019
(in millions)
Operating lease cost	$25
Variable lease cost	4
Total lease cost	$29

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below reconciles the undiscounted cash flows of the Company’s leases to the present value of its operating lease payments for the period indicated.

December 31, 2019
(in millions)
2020	$19
2021	17
2022	17
2023	15
2024	13
Thereafter	69
Total undiscounted operating lease payments	150
Less: imputed interest	(26)
Present value of operating lease liabilities	$124

The table below presents the Company’s minimum annual lease commitments in accordance with ASC Topic 840 for the period indicated.

December 31, 2018
Year	(in millions)
2019	$18
2020	19
2021	16
2022	16
2023	15
Thereafter	83
$167

13. Property, Equipment and Intangible Assets

Property, equipment and intangible assets, which are included in other assets in the consolidated statements of financial condition, consist of leasehold improvements, computer equipment, software developed for the Company’s internal use, office furniture and equipment. The table below presents balances related to property, equipment and intangible assets for the periods indicated.

	December 31,
	2019	2018

	(in millions)
Leasehold improvements	$37	$9
Computer equipment	24	19
Office furniture and equipment	14	5
	75	33
Less - accumulated depreciation and amortization	(13)	(13)
Property and equipment, net	62	20

Internally developed software	68	61
Less - accumulated amortization	(34)	(28)
Intangible assets, net	34	33
Total property, equipment, and intangible assets, net	$96	$53

Depreciation and amortization of $31 million, $26 million, and $25 million, for the three years ended December 31, 2019, 2018, and 2017, respectively, is included in occupancy, depreciation and amortization expenses in the consolidated statements of comprehensive income. Amortization expense related to the Company’s intangible assets as of December 31, 2019 is expected to be approximately $19 million, $11 million, and $4 million, for years ended December 31, 2020, 2021, and 2022, respectively.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

14.  Commitments, Contingencies and Guarantees

Claims Against Customers

Over an extended period in 2018, a small number of the Company’s brokerage customers had taken relatively large positions in a security listed on a major U.S. exchange. The Company extended margin loans against the security at a conservatively high collateral requirement. In December 2018, within a very short timeframe, this security lost a substantial amount of its value. During the quarter ended March 31, 2019, subsequent price declines in the stock caused these accounts to fall into deficits, despite the Company’s efforts to liquidate the customers’ positions. For the year ended December 31, 2019, the Company has recognized an aggregate loss of approximately $42 million. The maximum aggregate loss, which would occur if the security’s price fell to zero and none of the debts were collected, would be approximately $50 million. The Company is currently evaluating pursuing the collection of the debts, although debt collection efforts are inherently difficult and uncertain. The ultimate effect of this incident on the Company’s results will depend upon market conditions and the outcome of the Company’s debt collection efforts.

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of December 31, 2019 and 2018, reserves provided for potential losses related to litigation matters were not material.

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

The United States Court of Appeals for the Federal Circuit vacated the CBM Review determinations of invalidity for four patents, concluding that these patents were not eligible for CBM Review. The District Court trial with respect to these four patents is scheduled for May 2020; however, the parties have filed a motion with the District Court to move the trial to November 2020.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On September 28, 2016, the District Court issued an order granting the Company’s motion to dismiss the complaint in its entirety, and without providing plaintiff leave to amend. On September 28, 2017, plaintiff appealed to the United States Court of Appeals for the Second Circuit. On September 26, 2018, the Court of Appeals affirmed the dismissal of plaintiff’s claims of breach of contract and commercially unreasonable liquidation but vacated and remanded back to the District Court plaintiff’s claims for negligence. On November 30, 2018, the plaintiff filed a second amended complaint. The Company filed a motion to dismiss the new complaint on January 15, 2019, which was denied on September 30, 2019. On December 9, 2019, the Company filed a motion requesting that the District Court certify to the Connecticut Supreme Court two questions of Connecticut law directly relevant to the motion to dismiss. Briefing has only recently been completed, and the District Court has not yet ruled on the motion. Regardless of the outcome of this motion, the Company does not believe that a purported class action is appropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any particular customer’s margin-deficient account. IB LLC and the related defendants intend to continue to defend themselves vigorously against the case and, consistent with past practice in connection with this type of unwarranted action, any potential claims for counsel fees and expenses incurred in defending the case may be fully pursued against the plaintiff.

Regulatory Matters

The Company is currently providing information to the Financial Industry Regulatory Authority, the SEC, the Commodities and Futures Trading Commission (“CFTC”) and the United States Department of Justice focused on anti-money laundering and Bank Secrecy Act practices. The Company periodically reviews these practices to make them more robust and to keep pace with changing regulatory standards, and the Company has been enhancing and augmenting its procedures and personnel in these areas over the past several years. While the outcome of the examinations and inquiries currently in progress cannot be predicted, the Company does not believe that they are likely to have a materially adverse effect on its financial results.

Guarantees

Certain of the operating subsidiaries provide guarantees to securities and commodities clearing houses and exchanges which meet the accounting definition of a guarantee under FASB ASC Topic 460, “Guarantees.” Under standard membership agreements, clearing house and exchange members are required to guarantee collectively the performance of other members. Under the agreements, if a member becomes unable to satisfy its obligations, other members would be required to meet shortfalls. In the opinion of management, the operating subsidiaries’ liability under these arrangements is not quantifiable and could exceed the cash and securities they have posted as collateral. However, the potential for these operating subsidiaries to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried in the consolidated statements of financial condition for these arrangements.

In connection with its retail brokerage business, IB LLC or other electronic brokerage operating subsidiaries perform securities and commodities execution, clearance and settlement on behalf of their customers for whom they commit to settle trades submitted by such customers with the respective clearing houses. If a customer fails to fulfill its settlement obligations, the respective operating subsidiary must fulfill those settlement obligations. No contingent liability is carried on the consolidated statements of financial condition for such customer obligations.

Other Commitments

Certain clearing houses, clearing banks and firms used by certain operating subsidiaries are given a security interest in certain assets of those operating subsidiaries held by those clearing organizations. These assets may be applied to satisfy the obligations of those operating subsidiaries to the respective clearing organizations.

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

Significant transactions and balances between the operating subsidiaries occur, primarily as a result of certain operating subsidiaries holding exchange or clearing organization memberships, which are utilized to provide execution and clearing services to subsidiaries. Charges for transactions between segments are designed to approximate full costs. Intra-segment and intra-region income and expenses and related balances have been eliminated in this segment and geographic information to reflect the external business conducted in each segment or geographic region. Corporate items include non-allocated corporate income and expenses that are not attributed to segments for performance measurement, net gains and losses on positions held as part of the Company’s overall currency diversification strategy, corporate assets and eliminations.

Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to total net revenues and income before income taxes and total assets for the periods indicated.

	Year-Ended December 31,
	2019	2018	2017
	(in millions)
Net revenues
Electronic brokerage	$1,921	$1,842	$1,405
Market making	67	76	86
Corporate	(51)	(15)	211
Total net revenues	$1,937	$1,903	$1,702
Income before income taxes
Electronic brokerage	$1,197	$1,177	$860
Market making	30	34	(27)
Corporate	(70)	(15)	216
Total income before income taxes	$1,157	$1,196	$1,049

	December 31,
	2019	2018	2017

	(in millions)
Segment assets
Electronic brokerage	$69,857	$58,631	$58,787
Market making	2,806	2,736	8,469
Corporate	(987)	(820)	(6,094)
Total assets	$71,676	$60,547	$61,162

The Company operates its automated global business in the U.S. and international markets on more than 135 electronic exchanges and market centers. A significant portion of the Company’s net revenues is generated by subsidiaries operating outside the U.S. International operations are comprised of electronic brokerage and market making activities in 32 countries in Europe, Asia/Pacific and the Americas (outside the U.S.). The following table presents total net revenues and income before income taxes by geographic area for the periods indicated. The geographic analysis presented below is based on the location of the subsidiaries in which the transactions are recorded. This geographic information does not reflect the way the Company’s business is managed.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Year-Ended December 31,
	2019	2018	2017
	(in millions)
Net revenues
United States	$1,524	$1,501	$1,393
International	413	402	309
Total net revenues	$1,937	$1,903	$1,702
Income before income taxes
United States	$997	$1,029	$947
International	160	167	102
Total income before income taxes	$1,157	$1,196	$1,049

16. Regulatory Requirements

As of December 31, 2019, aggregate excess regulatory capital for all of the operating subsidiaries was $6.4 billion.

IB LLC, TH LLC and IB Corp are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act, IB LLC is also subject to the CFTC’s minimum financial requirements (Regulation 1.17), and IBKRFS is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement. IBC is subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, IBUK is subject to the United Kingdom Financial Conduct Authority Capital Requirements Directive, IBEU is subject to the Luxembourg Commission de Surveillance du Secteur Financier financial resources requirement, IBHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, IBI is subject to the National Stock Exchange of India net capital requirements, IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements and IBA is subject to the Australian Securities Exchange liquid capital requirement. The table below summarizes capital, capital requirements and excess regulatory capital as of December 31. 2019.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$5,381	$549	$4,832
IBKRFS	584	91	493
IBHK	360	145	215
Other regulated operating subsidiaries	867	44	823
	$7,192	$829	$6,363

Regulatory capital requirements could restrict the operating subsidiaries from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain operating subsidiaries are subject to other regulatory restrictions and requirements.

As of December 31, 2019, all of the regulated operating subsidiaries were in compliance with their respective regulatory capital requirements.

17. Related Party Transactions

Receivable from affiliate, reported in other assets in the consolidated statement of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the consolidated statements of financial condition as of December 31, 2019 and December 31, 2018 were accounts receivable from directors, officers and their affiliates of $23 million and $13 million, respectively, and payables of $939 million and $918 million, respectively. The Company may extend credit to these related parties in connection with margin and securities loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

18. Subsequent Events

As required by FASB ASC Topic 855, “Subsequent Events,” the Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date the consolidated financial statements were issued.

Except as disclosed in Note 4 and Note 14, no other recordable or disclosable events occurred.

*****

SUPPLEMENTARY DATA

Unaudited Quarterly results

The tables below present the Company’s unaudited quarterly results which reflect the condensed consolidated operating results for the periods indicated.

	2019 Quarterly Data
	First	Second	Third	Fourth

	(in millions, except per share amounts)
Revenues	$720	$586	$643	$631
Interest expense	162	173	177	131
Net revenues	558	413	466	500
Non-interest expenses
Execution and clearing	61	63	68	59
Employee compensation and benefits	71	75	67	75
Other	87	50	50	54
Total non-interest expenses	219	188	185	188
Income before income taxes	339	225	281	312
Income tax expense	15	15	20	18
Less net income attributable to noncontrolling interests	275	178	225	250
Net income available for common stockholders	$49	$32	$36	$44
Basic earnings per share	$0.65	$0.43	$0.46	$0.58
Diluted earnings per share	$0.64	$0.43	$0.45	$0.57

Net income available for common stockholders	$49	$32	$36	$44
Other comprehensive income
Cumulative translation adjustment, before income taxes	(1)	4	(6)	7
Income taxes related to items of other comprehensive income	—	—	—	—
Other comprehensive income (loss), net of tax	(1)	4	(6)	7
Comprehensive income available for common stockholders	$48	$36	$30	$51
Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$275	$178	$225	$250
Other comprehensive income—cumulative translation adjustment	(1)	12	(22)	31
Comprehensive income attributable to noncontrolling interests	$274	$190	$203	$281

	2018 Quarterly Data
	First	Second	Third	Fourth

	(in millions, except per share amounts)
Revenues	$621	$553	$558	$634
Interest expense	94	108	119	142
Net revenues	527	445	439	492
Non-interest expenses
Execution and clearing	73	66	57	73
Employee compensation and benefits	70	68	63	63
Other	44	40	43	47
Total non-interest expenses	187	174	163	183
Income before income taxes	340	271	276	309
Income tax expense	21	13	18	19
Less net income attributable to noncontrolling interests	273	217	219	247
Net income available for common stockholders	$46	$41	$39	$43
Basic earnings per share	$0.64	$0.57	$0.52	$0.58
Diluted earnings per share	$0.63	$0.57	$0.51	$0.57

Net income available for common stockholders	$46	$41	$39	$43
Other comprehensive income
Cumulative translation adjustment, before income taxes	1	(14)	(1)	—
Income taxes related to items of other comprehensive income	—	(1)	—	—
Other comprehensive income (loss), net of tax	1	(13)	(1)	—
Comprehensive income available for common stockholders	$47	$28	$38	$43
Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$273	$217	$219	$247
Other comprehensive income—cumulative translation adjustment	7	(65)	(2)	(6)
Comprehensive income attributable to noncontrolling interests	$280	$152	$217	$241

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

Management, including our CEO and our CFO, assessed the effectiveness of IBG, Inc.’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment and those criteria, management concluded that IBG, Inc. maintained effective internal control over financial reporting as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes to Internal Control over Financial Reporting

No changes to our internal control over financial reporting for the year ended December 31, 2019 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Interactive Brokers Group, Inc.

Greenwich, CT

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Interactive Brokers Group, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition as of December 31, 2019 and 2018 and the related consolidated statements of comprehensive income, cash flows, and changes in equity for each of the three years in the period December 31, 2019 , of the Company and our report dated February 28, 2020, expressed an unqualified opinion on those financial statements.

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

February 28, 2020

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information related to the Company’s directors and nominees under the following captions in the Company’s Proxy Statement is incorporated by reference herein:

•“Item 1 - Election of Directors”

•“Item 1 - Election of Directors - Board Meetings and Committees”

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

•“Compensation of Directors”

•“Executive Compensation”

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

•“Certain Relationships and Related Transactions”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and under the following caption in the Company’s Proxy Statement is incorporated by reference herein:

•“Item 3 - Ratification of Appointment of Independent Registered Public Accounting Firm”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report

1.Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof and in Part II, Item 8 hereof.

2.Financial Statement Schedule

The financial statement schedule required in the Annual Report on Form 10-K is listed on page F-1 hereof. The required schedule appears on pages F-1 through F-5 hereof.

3.Exhibits

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Interactive Brokers Group, Inc. (filed as Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**

3.2	Amended bylaws of Interactive Brokers Group, Inc. (filed as Exhibit 3.1 to the Form 8-K filed by the Company on February 24, 2016).**
4.1	Description of the Registrant’s Securities.
10.1	Amended and Restated Operating Agreement of IBG LLC (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**
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

21.1	Subsidiaries of the registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Extension Schema*
101.CAL	XBRL Extension Calculation Linkbase*
101.DEF	XBRL Extension Definition Linkbase*
101.LAB	XBRL Extension Label Linkbase*
101.PRE	XBRL Extension Presentation Linkbase*
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

___________________________

**   Previously filed; incorporated herein by reference.

+     These exhibits relate to management contracts or compensatory plans or arrangements.

*     Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2019, are the following materials formatted in iXBRL (Inline eXtensible Business Reporting Language) (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Consolidated Financial Statements tagged in detail levels 1-4.

ITEMS. 15 (a)(1) and 15 (a)(2) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule

ITEM 16. 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Interactive Brokers Group, Inc.

Greenwich, CT

Opinion on the Financial Statement Schedules

We have audited the consolidated financial statements of Interactive Brokers Group, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and for each of the three years in the period ended December 31, 2019, and the Company’s internal control over financial reporting as of December 31, 2019, and have issued our reports thereon dated February 28, 2020; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company listed in the Index at Item 15. These condensed financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedules based on our audits. In our opinion, such condensed financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York

February 28, 2020

We have served as the Company’s auditor since 1990

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(in millions, except share amounts)	2019	2018
Assets
Cash and cash equivalents	$1	$1
Investments in subsidiaries, equity basis	1,469	1,302
Other assets	143	152
Total assets	$1,613	$1,455
Liabilities and Equity
Liabilities:
Payable to affiliates	$152	$171
Accrued expenses and other liabilities	9	2
	161	173
Stockholders' equity:
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 76,889,040 and 75,230,400 shares, Outstanding – 76,750,110 and 75,100,952 shares as of December 31, 2019 and 2018	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of December 31, 2019 and 2018	—	—
Additional paid-in capital	934	898
Retained earnings	520	390
Accumulated other comprehensive income, net of income taxes $0 and $0 as of December 31, 2019 and 2018	—	(4)
Treasury stock, at cost, 138,930 and 129,448 shares as of December 31, 2019 and 2018	(3)	(3)
Total equity	1,452	1,282
Total liabilities and equity	$1,613	$1,455

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year-Ended December 31,
(in millions)	2019	2018	2017
Income (loss) before income from subsidiaries	$(2)	$2	$92
Undistributed gains of subsidiaries, net	208	206	147
Income tax expense	45	39	163
Net income	$161	$169	$76

Net income available for common stockholders	$161	$169	$76
Cumulative translation adjustment, net of tax	4	(13)	11
Comprehensive income available for common stockholders	$165	$156	$87

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS

	Year-Ended December 31,
(in millions)	2019	2018	2017
Cash flows from operating activities
Net income	$161	$169	$76
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed gains of subsidiaries, net	(208)	(206)	(147)
Deferred income taxes	23	23	149
Gain on remeasurement of Tax Receivable Agreement liability	—	(3)	(93)
Changes in operating assets and liabilities	(1)	15	(9)
Net cash used in operating activities	(25)	(2)	(24)
Cash flows provided by investing activities	81	74	56
Cash flows used in financing activities	(60)	(58)	(43)
Effect of exchange rate changes on cash and cash equivalents	4	(13)	11
Net increase in cash and cash equivalents	—	1	—
Cash and cash equivalents at beginning of period	1	—	—
Cash and cash equivalents at end of period	$1	$1	$—
Supplemental disclosures of cash flow information
Cash paid for interest	$2	$1	$—
Cash paid for taxes, net	$20	$14	$13

Non-cash investing activities:
Non-cash distributions from subsidiaries	$—	$2	$—

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.

(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying condensed financial statements (the “Parent Company Financial Statements”) of Interactive Brokers Group, Inc. (“IBG, Inc.”), a Delaware holding company, including the notes thereto, should be read in conjunction with the consolidated financial statements of IBG, Inc. and its subsidiaries (the “Company”) and the notes thereto. IBG, Inc.’s primary asset is its ownership interest in IBG LLC, an automated global electronic broker and market maker specializing in executing and clearing trades in securities, futures, foreign exchange instruments, bonds and mutual funds on more than 135 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers.

The preparation of the Parent Company Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosures in the condensed financial statements and accompanying notes.

Income Taxes

Refer to Note 2 to the consolidated financial statements.

2.   Related Party Transactions

As of December 31, 2019, there were no receivables from affiliates. Dividends received from IBG LLC for the three years ended December 31, 2019, 2018, and 2017, were $81 million, $76 million and $56 million, respectively.

As of December 31, 2019, and 2018, respectively, payable to affiliates of $152 million and $171 million consisted primarily of amounts payable to Holdings under the Tax Receivable Agreement.

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

Except as disclosed in Note 4 and Note 14 to the consolidated financial statements, no other recordable or disclosable events occurred.

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

Date: February 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas Peterffy Thomas Peterffy	Chairman of the Board of Directors	February 28, 2020

/s/ Milan Galik Milan Galik	Chief Executive Officer and President (Principal Executive Officer)	February 28, 2020

/s/ Denis mendonca Denis Mendonca	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2020

/s/ Lawrence E. Harris Lawrence E. Harris	Director	February 28, 2020

/s/ GARY KATZ Gary Katz	Director	February 28, 2020

/s/ Philip Uhde Philip Uhde	Director	February 28, 2020