Form 10-Q
period 2020-03-31
Interactive Brokers Group, Inc.
filed 2020-05-11
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Title of each class	Name of the exchange on which registered	Trading Symbol
Common Stock, par value $.01 per share	The Nasdaq Global Select Market	IBKR

As of May 7, 2020, there were 76,753,005 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

+

i

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	March 31,	December 31,
(in millions, except share amounts)	2020	2019
Assets
Cash and cash equivalents	$3,101	$2,882
Cash - segregated for regulatory purposes	14,272	9,400
Securities - segregated for regulatory purposes	30,187	17,824
Securities borrowed	3,970	3,916
Securities purchased under agreements to resell	910	3,111
Financial instruments owned, at fair value
Financial instruments owned	1,117	1,755
Financial instruments owned and pledged as collateral	85	161
Total financial instruments owned, at fair value	1,202	1,916
Receivables
Customers, less allowance for credit losses of $93 and $86 as of March 31, 2020 and December 31, 2019	20,092	31,304
Brokers, dealers and clearing organizations	1,535	685
Interest	113	158
Total receivables	21,740	32,147
Other assets	467	480
Total assets	$75,849	$71,676
Liabilities and equity
Short-term borrowings	$14	$16
Securities loaned	4,044	4,410
Securities sold under agreements to repurchase	—	1,909
Financial instruments sold, but not yet purchased, at fair value	161	457
Payables
Customers	62,739	56,248
Brokers, dealers and clearing organizations	268	220
Affiliate	139	152
Accounts payable, accrued expenses and other liabilities	323	295
Interest	14	29
Total payables	63,483	56,944
Total liabilities	67,702	63,736
Commitments, contingencies and guarantees (see Note 13)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share
Class A – Authorized - 1,000,000,000, Issued - 76,889,351 and 76,889,040 shares, Outstanding – 76,752,269 and 76,750,110 shares as of March 31, 2020 and December 31, 2019	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of March 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	937	934
Retained earnings	558	520
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of March 31, 2020 and December 31, 2019	(7)	—
Treasury stock, at cost, 137,082 and 138,930 shares as of March 31, 2020 and December 31, 2019	(3)	(3)
Total stockholders’ equity	1,486	1,452
Noncontrolling interests	6,661	6,488
Total equity	8,147	7,940
Total liabilities and equity	$75,849	$71,676

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in millions, except share or per share amounts)	2020	2019
Revenues
Commissions	$269	$173
Other fees and services	38	35
Other income (loss)	(31)	104
Total non-interest income	276	312

Interest income	369	408
Interest expense	(113)	(162)
Total net interest income	256	246
Total net revenues	532	558

Non-interest expenses
Execution, clearing and distribution fees	77	61
Employee compensation and benefits	80	71
Occupancy, depreciation and amortization	17	14
Communications	6	6
General and administrative	37	24
Customer bad debt	7	43
Total non-interest expenses	224	219
Income before income taxes	308	339
Income tax expense	18	15
Net income	290	324
Less net income attributable to noncontrolling interests	244	275
Net income available for common stockholders	$46	$49

Earnings per share
Basic	$0.60	$0.65
Diluted	$0.60	$0.64
Weighted average common shares outstanding
Basic	76,751,168	75,101,062
Diluted	77,568,464	75,977,511

Comprehensive income
Net income available for common stockholders	$46	$49
Other comprehensive income
Cumulative translation adjustment, before income taxes	(7)	(1)
Income taxes related to items of other comprehensive income	—	—
Other comprehensive income (loss), net of tax	(7)	(1)
Comprehensive income available for common stockholders	$39	$48

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$244	$275
Other comprehensive income - cumulative translation adjustment	(31)	(1)
Comprehensive income attributable to noncontrolling interests	$213	$274

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in millions)	2020	2019
Cash flows from operating activities
Net income	$290	$324
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	5	9
Depreciation and amortization	10	7
Amortization of right-of-use assets	5	5
Employee stock plan compensation	16	16
Unrealized (gain) loss on other investments, net	19	(106)
Bad debt expense	7	43
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	(12,363)	(2,937)
Securities borrowed	(54)	(865)
Securities purchased under agreements to resell	2,201	(338)
Financial instruments owned, at fair value	704	803
Receivables from customers	11,205	1,106
Other receivables	(805)	(31)
Other assets	(4)	(140)
Securities loaned	(366)	213
Securities sold under agreement to repurchase	(1,909)	—
Financial instruments sold, but not yet purchased, at fair value	(296)	(426)
Payable to customers	6,491	2,749
Other payables	47	171
Net cash provided by operating activities	5,203	603
Cash flows from investing activities
Purchases of other investments	—	(16)
Distributions received and proceeds from sales of other investments	1	—
Purchase of property, equipment and intangible assets	(12)	(26)
Net cash used in investing activities	(11)	(42)
Cash flows from financing activities
Short-term borrowings, net	(2)	(2)
Dividends paid to stockholders	(8)	(8)
Distributions from IBG LLC to noncontrolling interests	(53)	(60)
Net cash used in financing activities	(63)	(70)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(38)	(2)
Net increase in cash, cash equivalents, and restricted cash	5,091	489
Cash, cash equivalents, and restricted cash at beginning of period	12,282	10,100
Cash, cash equivalents, and restricted cash at end of period	$17,373	$10,589
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	3,101	2,546
Cash segregated for regulatory purposes	14,272	8,043
Cash, cash equivalents, and restricted cash at end of period	$17,373	$10,589
Supplemental disclosures of cash flow information
Cash paid for interest	$129	$158
Cash paid for taxes, net	$15	$12
Cash paid for amounts included in lease liabilities	$5	$5

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2020	76,889,040	$1	$934	$(3)	$520	$—	$1,452	$6,488	$7,940
Common stock distributed pursuant to stock incentive plans	311						—		—
Compensation for stock grants vesting in the future			3				3	13	16
Dividends paid to stockholders					(8)		(8)		(8)
Distributions from IBG LLC to noncontrolling interests							—	(53)	(53)
Comprehensive income					46	(7)	39	213	252
Balance, March 31, 2020	76,889,351	$1	$937	$(3)	$558	$(7)	$1,486	$6,661	$8,147

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2019	75,230,400	$1	$898	$(3)	$390	$(4)	$1,282	$5,874	$7,156
Common stock distributed pursuant to stock incentive plans	905						—		—
Compensation for stock grants vesting in the future			3				3	13	16
Dividends paid to stockholders					(8)		(8)		(8)
Distributions from IBG LLC to noncontrolling interests							—	(60)	(60)
Comprehensive income					49	(1)	48	274	322
Balance, March 31, 2019	75,231,305	$1	$901	$(3)	$431	$(5)	$1,325	$6,101	$7,426

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 18.5% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker specializing in executing and clearing trades in stocks, options, futures, foreign exchange instruments, bonds, mutual funds and exchange traded funds (“ETFs”) on more than 135 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Luxembourg, Switzerland, India, China (Hong Kong and Shanghai), Japan and Australia. As of March 31, 2020, the Company had 1,702 employees worldwide.

IBG LLC is a Connecticut limited liability company that conducts its business through its significant operating subsidiaries: Interactive Brokers LLC (“IB LLC”); Interactive Brokers Canada Inc. (“IBC”); Interactive Brokers (U.K.) Limited (“IBUK”); Interactive Brokers Luxembourg SARL (“IBLUX”); IBKR Financial Services AG (“IBKRFS”); Interactive Brokers (India) Private Limited (“IBI”), Interactive Brokers Hong Kong Limited (“IBHK”), Interactive Brokers Securities Japan, Inc. (“IBSJ”) and Interactive Brokers Australia Pty Limited (“IBA”).

Certain of the operating subsidiaries are members of various securities and commodities exchanges in North America, Europe and the Asia/Pacific region and are subject to regulatory capital and other requirements (see Note 15). IB LLC, IBC, IBUK, IBLUX, IBI, IBHK, IBSJ and IBA carry securities accounts for customers or perform custodial functions relating to customer securities.

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2019 Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 28, 2020. The condensed consolidated financial information as of December 31, 2019 has been derived from the audited financial statements not included herein.

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

Condensed Consolidated Statements of Comprehensive Income and Operating Business Segment Presentation Changes

As previously disclosed in the Company’s 10-Q for the quarter ended March 31, 2017 and in subsequent filings, the Company intended to eliminate the reporting of separate operating business segments upon its determination that the continued wind-down of the Company’s market making activity rendered it no longer reportable as a business segment. Pursuant to the requirements of FASB ASC Topic 280, “Segment Reporting,” the Company performed a quantitative and a qualitative assessment of its business and determined that its remaining market making activity no longer supports the Company’s reporting of separate business segments. Accordingly, effective this quarter the Company is discontinuing the reporting of separate business segments. Since the Company’s

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

decision to wind down its market making activities, management has continued to shift its focus to growing and strengthening the Company’s electronic brokerage business. The Company believes the elimination of segment reporting aligns its financial reporting with its business strategy and management’s focus on the electronic brokerage business. For each of the past eight quarters, the market making segment’s contribution to the Company’s consolidated net revenues, income before income taxes, and total assets has not exceeded 7%, 4%, and 6%, respectively. As a result, effective this quarter, the Company has modified the presentation of its segment financial information with retrospective application to all prior periods presented.

In addition, effective this quarter, the Company has changed the presentation of its condensed consolidated statements of comprehensive income to better align with its business strategy. As a result, the Company made the following reclassifications to amounts reported in its condensed consolidated statement of comprehensive income for the three months ended March 31, 2019:

•Other fees and services – reclassified $35 million previously reported as other income to other fees and services, which includes market data fees, account activity fees, risk exposure fees, order flow income from options exchange-mandated programs, and revenues from other fees and services. These items have been historically reported as a component of other income.

•Other income – reclassified $7 million previously reported as trading gains to other income as a component of “principal transactions.” Other income includes gains (losses) from principal transactions; the impact of the currency diversification strategy; gains (losses) from equity method investments; and other revenues not directly attributable to the Company’s core business offerings.

Previously reported amounts in the condensed consolidated statements of comprehensive income and notes to the condensed consolidated financial statements have been adjusted to conform to the current presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these condensed consolidated financial statements and accompanying notes. These estimates and assumptions are based on judgment and the best available information at the time. Therefore, actual results could differ materially from those estimates. Such estimates include the allowance for credit losses, valuation of certain investments, compensation accruals, current and deferred income taxes, and contingency reserves.

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

Current Expected Credit Losses

On January 1, 2020, the Company adopted FASB ASC Topic 326 – “Financial Instruments – Credit Losses” (“ASC Topic 326”) which replaces the incurred loss methodology with the current expected credit loss (“CECL”) methodology. The new guidance applies to financial assets measured at amortized cost, held-to-maturity debt securities and off-balance sheet credit exposures. For on-balance sheet assets, an allowance must be recognized at the origination or purchase of in-scope assets and represents the expected credit losses over the contractual life of those assets. Expected credit losses on off-balance sheet credit exposures must be estimated over the contractual period the Company is exposed to credit risk as a result of a present obligation to extend credit.

The Company adopted ASC Topic 326 using the modified retrospective approach for all in-scope assets. Results for reporting periods beginning after January 1, 2020 are presented under ASC Topic 326 while prior periods continue to be reported in accordance with previously applicable U.S. GAAP. The impact to the current period is not material since the Company’s in-scope assets are primarily subject to collateral maintenance provisions for which the Company elected to apply the practical expedient of reporting the difference between the fair value of collateral and the amortized cost for the in-scope assets as the allowance for current expected credit losses.

Cash and Cash Equivalents

Cash and cash equivalents consist of deposits with banks and all highly liquid investments, with maturities of three months or less, that are not segregated and deposited for regulatory purposes or to meet margin requirements at clearing houses and clearing banks.

Cash and Securities - Segregated for Regulatory Purposes

As a result of customer activities, certain operating subsidiaries are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which have been promulgated to protect customer assets. Restricted cash represents cash and cash equivalents that are subject to withdrawal or usage restrictions. Cash segregated for regulatory purposes meets the definition of restricted cash and is included in “cash, cash equivalents, and restricted cash” in the condensed consolidated statements of cash flows.

The table below presents the composition of the Company’s securities segregated for regulatory purposes for the periods indicated.

	March 31,	December 31,
	2020	2019

	(in billions)
U.S. government securities	$3.2	$3.8
Securities purchased under agreements to resell [1]	27.0	14.0
	$30.2	$17.8

___________________________

(1)These balances are collateralized by U.S. government securities.

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

•At adjusted cost if the investment does not have a readily determinable fair value. Adjusted cost represents the historical cost, less impairment, if any. If the Company identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, the Company measures the equity security at fair value as of the date that the observable transaction occurred in accordance with FASB ASC Topic 321, “Investments in Equity Securities.”

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

The table below presents the composition of the Company’s investments for the periods indicated.

	March 31,	December 31,
	2020	2019

	(in millions)
Equity method investments[1]	$21	$22
Investments in equity securities at adjusted cost[2]	5	5
Investments in equity securities at fair value[2]	28	36
Investments in exchange memberships and equity securities of certain exchanges[2]	3	3
	$57	$66

___________________________

(1)The Company’s share of income or losses is included in other income in the condensed consolidated statements of comprehensive income.

(2)These investments do not qualify for equity method of accounting and the dividends received are included in other income in the condensed consolidated statements of comprehensive income.

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

Revenue Recognition

Commissions

Commissions earned for executing and/or clearing transactions are accrued on a trade date basis and are reported as commissions in the condensed consolidated statements of comprehensive income. Commissions also include payments for order flow income related to IBKR LiteSM customers. See Note 8 for further information on revenue from contracts with customers.

Other fees and services

The Company earns fee income on services provided to customers, which includes market data fees, risk exposure fees, payments for order flow from exchange-mandated programs, minimum activity fees, and other fees and services charged to customers. Fee income is recognized either daily or monthly. See Note 8 for further information on revenue from contracts with customers.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Principal Transactions

Principal transactions include gains and losses as a result of changes in the fair value of financial instruments owned, at fair value, financial instruments sold, but not yet purchased, at fair value, and other investments measured at fair value (i.e., unrealized gains and losses) and realized gains and losses related to the Company’s principal transactions. Included are net gains and losses on stocks, options, U.S. and foreign government securities, futures, foreign exchange and other derivative instruments. Dividends are integral to the valuation of stocks. Accordingly, dividends income and expense attributable to financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value, are reported on a net basis in other income in the condensed consolidated statements of comprehensive income.

Foreign Currency Gains and Losses

Foreign currency balances are assets and liabilities in currencies other than the Company’s functional currency. At every reporting date, the Company revalues its foreign currency balances to its functional currency at the spot exchange rate and records the associated foreign currency gains and losses. These foreign currency gains and losses are reported in the condensed consolidated statements of comprehensive income, as follows: (a) foreign currency gains and losses related to the Company’s currency diversification strategy are reported in other income; (b) foreign currency gains and losses arising from currency swap transactions are reported in interest income or interest expense; and (c) all other foreign currency gains and losses are reported in other income.

Rebates

Rebates consist of volume discounts, credits or payments received from exchanges or other market centers related to the placement and/or removal of liquidity from the marketplace and are recorded on an accrual basis. Rebates are recorded net within execution, clearing and distribution fees in the condensed consolidated statements of comprehensive income. Rebates received for trades executed on behalf of customers that elect tiered pricing are passed, in whole or part, to these customers; and such pass-through amounts are recorded net within commissions in the condensed consolidated statements of comprehensive income.

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

FASB Standards Adopted During 2020

Standard	Summary of guidance	Effect on financial statements
Financial instruments – credit losses (Topic 326) Issued June 2016

•Replaces the current incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost.

•The allowance shall reflect management’s estimate of credit losses over the life of the asset taking future economic changes into consideration.

•As of the beginning of the reporting period of adoption, a cumulative-effect adjustment to retained earnings shall be recognized.

•Adopted January 1, 2020.

•The changes did not have a material impact on the Company’s condensed consolidated financial statements. The Company elected the practical expedient relating to financial assets subject to collateral maintenance provisions.

Fair Value Measurement (Topic 820) Issued August 2018

•Eliminates the requirement to disclose: (a) the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (b) an entity’s policy for timing of transfers between levels; (c) and an entity’s valuation processes for Level 3 fair value measurements.

•Adopted January 1, 2020.

•Changes relating to Level 3 fair value measurements were applied prospectively. All other changes were applied retrospectively.

•The adoption of the changes did not have a material impact on the Company’s condensed consolidated financial statements.

Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) Issued August 2019

•Requires that share-based payments granted to customers as part of a revenue arrangement and are not in exchange for a distinct good or service, be recorded as a reduction in transaction price using the grant date fair value.

•Share-based payments shall be measured and classified under ASC 718 unless they are subsequently modified and the grantee is no longer a customer, in which case they shall be classified under other U.S. GAAP.

•Adopted January 1, 2020. •The guidance was applied using a modified retrospective approach. •The changes did not have a material impact on the Company’s condensed consolidated financial statements.

FASB Standards issued but not adopted as of March 31, 2020

Standard	Summary of guidance	Effect on financial statements
Income Taxes (Topic 740) Issued December 2019	•Simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740.	•Effective date: January 1, 2021. Early adoption is permitted. •The guidance is being evaluated for impact.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of March 31, 2020, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.  Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of March 31, 2020.

	IBG, Inc.	Holdings	Total
Ownership %	18.5%	81.5%	100.0%
Membership interests	76,759,906	338,670,642	415,430,548

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

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of March 31, 2020 and December 31, 2019, 1,000,000,000 shares of Class A common stock were authorized, of which 76,889,351 and 76,889,040 shares have been issued; and 76,752,269 and 76,750,110 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of March 31, 2020 and December 31, 2019, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of March 31, 2020 and December 31, 2019, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of March 31, 2020 and December 31, 2019, the unamortized balance of these deferred tax assets was $110 million and $116 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid-in capital arising from stock offerings from the date of the IPO through March 31, 2020 were $499 million, $424 million, and $75 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $188 million through March 31, 2020 pursuant to the terms of the Tax Receivable Agreement.

The Exchange Agreement, as amended, provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from Holdings, which could result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, members of Holdings are able to request redemption of their interests.

At the time of IBG, Inc.’s IPO in 2007, three hundred sixty (360) million shares of authorized common stock were reserved for future sales and redemptions. From 2008 through 2010, Holdings redeemed 5,013,259 IBG LLC interests with a total value of $114 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption these IBG LLC interests were retired. From 2011 through 2019, IBG, Inc. issued 15,417,157 shares of common stock (with a fair value of $506 million) directly to Holdings in exchange for an equivalent number of member interests in IBG LLC.

As a consequence of these redemption transactions, and distribution of shares to employees (see Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 18.5%, with Holdings owning the remaining 81.5% as of March 31, 2020. The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 89.6% as of March 31, 2020.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended March 31,
	2020	2019

	(in millions, except share or per share amounts)
Basic earnings per share
Net income available for common stockholders	$46	$49
Weighted average shares of common stock outstanding
Class A	76,751,068	75,100,962
Class B	100	100
	76,751,168	75,101,062
Basic earnings per share	$0.60	$0.65

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended March 31,
	2020	2019

	(in millions, except share or per share amounts)
Diluted earnings per share
Net income available for common stockholders	$46	$49
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	76,751,068	75,100,962
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	817,296	876,449
Class B	100	100
	77,568,464	75,977,511
Diluted earnings per share	$0.60	$0.64

Member Distributions and Stockholder Dividends

During the three months ended March 31, 2020, IBG LLC made distributions totaling $65 million, to its members, of which IBG, Inc.’s proportionate share was $12 million. For the three months ended March 31, 2020, the Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $8 million.

On April 21, 2020, the Company declared a cash dividend of $0.10 per common share, payable on June 12, 2020 to stockholders of record as of June 1, 2020.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5.  Comprehensive Income

The table below presents comprehensive income and earnings per share on comprehensive income for the periods indicated.

	Three Months Ended March 31,
	2020	2019

	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$39	$48

Earnings per share on comprehensive income
Basic	$0.51	$0.65
Diluted	$0.51	$0.64
Weighted average common shares outstanding
Basic	76,751,168	75,101,062
Diluted	77,568,464	75,977,511

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

	Financial Assets at Fair Value as of March 31, 2020

	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$3,229	$—	$—	$3,229
Financial instruments owned, at fair value
Stocks	254	—	—	254
Options	814	—	—	814
Warrants	—	—	—	—
U.S. and foreign government securities	28	—	—	28
Corporate bonds	—	—	3	3
Currency forward contracts	—	103	—	103
Total financial instruments owned, at fair value	1,096	103	3	1,202

Other assets - other investments at fair value	28	—	—	28
Total financial assets at fair value	$4,353	$103	$3	$4,459

	Financial Liabilities at Fair Value as of March 31, 2020
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$107	$—	$—	$107
Options	52	—	—	52
Currency forward contracts	—	2	—	2
Total financial instruments sold, but not yet purchased, at fair value	159	2	—	161
Total financial liabilities at fair value	$159	$2	$—	$161

	Financial Assets at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$3,797	$—	$—	$3,797
Financial instruments owned, at fair value
Stocks	540	—	—	540
Options	1,333	—	—	1,333
Warrants	—	—	—	—
U.S. and foreign government securities	34	—	—	34
Corporate bonds	—	—	3	3
Currency forward contracts	—	6	—	6
Total financial instruments owned, at fair value	1,907	6	3	1,916

Other assets - other investments at fair value	36	—	—	36
Total financial assets at fair value	$5,740	$6	$3	$5,749

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Liabilities at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$183	$—	$—	$183
Options	273	—	—	273
Currency forward contracts	—	1	—	1
Total financial instruments sold, but not yet purchased, at fair value	456	1	—	457
Total financial liabilities at fair value	$456	$1	$—	$457

Level 3 Financial Assets and Financial Liabilities

The Company’s Level 3 financial assets are comprised of delisted and illiquid securities reported within financial instruments owned, at fair value in the condensed consolidated statements of financial condition. As of March 31, 2020 Level 3 financial assets included $3 million in corporate bonds, which were not traded in active markets and were valued by the Company based on internal estimates.

Financial Assets and Liabilities Not Measured at Fair Value

The tables below represent the carrying value, fair value, and fair value hierarchy category of certain financial assets and liabilities that are not recorded at fair value in the Company's condensed consolidated statements of financial condition for the periods indicated. The tables below exclude certain financial instruments such as equity investments and all non-financial assets and liabilities.

	March 31, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$3,101	$3,101	$3,101	$—	$—
Cash - segregated for regulatory purposes	14,272	14,272	14,272	—	—
Securities - segregated for regulatory purposes	26,958	26,958	—	26,958	—
Securities borrowed	3,970	3,970	—	3,970	—
Securities purchased under agreements to resell	910	910	—	910	—
Receivables from customer	20,092	20,092	—	20,092	—
Receivables from broker, dealers, and clearing organizations	1,535	1,535	—	1,535	—
Interest receivable	113	113	—	113	—
Other assets	8	8	—	2	6
Total financial assets, not measured at fair value	$70,959	$70,959	$17,373	$53,580	$6

Financial liabilities, not measured at fair value
Short-term borrowings	$14	$14	$—	$14	$—
Securities loaned	4,044	4,044	—	4,044	—
Payables to customer	62,739	62,739	—	62,739	—
Payables to brokers, dealers and clearing organizations	268	268	—	268	—
Interest payable	14	14	—	14	—
Total financial liabilities, not measured at fair value	$67,079	$67,079	$—	$67,079	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$2,882	$2,882	$2,882	$—	$—
Cash - segregated for regulatory purposes	9,400	9,400	9,400	—	—
Securities - segregated for regulatory purposes	14,027	14,027	—	14,027	—
Securities borrowed	3,916	3,916	—	3,916	—
Securities purchased under agreements to resell	3,111	3,111	—	3,111	—
Receivables from customer	31,304	31,304	—	31,304	—
Receivables from broker, dealers, and clearing organizations	685	685	—	685	—
Interest receivable	158	158	—	158	—
Other assets	9	9	—	3	6
Total financial assets, not measured at fair value	$65,492	$65,492	$12,282	$53,204	$6

Financial liabilities, not measured at fair value
Short-term borrowings	$16	$16	$—	$16	$—
Securities loaned	4,410	4,410	—	4,410	—
Securities sold under agreements to repurchase	1,909	1,909	—	1,909	—
Payables to customer	56,248	56,248	—	56,248	—
Payables to brokers, dealers and clearing organizations	220	220	—	220	—
Interest payable	29	29	—	29	—
Total financial liabilities, not measured at fair value	$62,832	$62,832	$—	$62,832	$—

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The tables below present the netting of financial assets and of financial liabilities for the periods indicated.

	March 31, 2020
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$26,958 [1]	$—		$26,958	$(26,958)	$—
Securities borrowed	3,970	—		3,970	(3,820)	150
Securities purchased under agreements to resell	910	—		910	(910)	—
Financial instruments owned, at fair value
Options	814	—		814	(52)	762
Currency forward contracts	103	—		103	—	103
Total	$32,755	$—		$32,755	$(31,740)	$1,015

	(in millions)
Offsetting of financial liabilities
Securities loaned	$4,044	$—	$4,044	$(3,665)	$379
Financial instruments sold, but not yet purchased, at fair value
Options	52	—	52	(52)	—
Currency forward contracts	2	—	2	—	2
Total	$4,098	$—	$4,098	$(3,717)	$381

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2019
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$14,027 [1]	$—		$14,027	$(14,027)	$—
Securities borrowed	3,916	—		3,916	(3,765)	151
Securities purchased under agreements to resell	3,111	—		3,111	(3,111)	—
Financial instruments owned, at fair value
Options	1,333	—		1,333	(267)	1,066
Currency forward contracts	6	—		6	—	6
Total	$22,393	$—		$22,393	$(21,170)	$1,223

	(in millions)
Offsetting of financial liabilities
Securities loaned	$4,410	$—	$4,410	$(4,186)	$224
Securities sold under agreements to repurchase	1,909	—	1,909	(1,909)	—
Financial instruments sold, but not yet purchased, at fair value
Options	273	—	273	(267)	6
Currency forward contracts	1	—	1	—	1
Total	$6,593	$—	$6,593	$(6,362)	$231

________________________

(1)As of March 31, 2020 and December 31, 2019, the Company had $27.0 billion and $14.0 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

(2)The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 at March 31, 2020 and December 31, 2019.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The tables below present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged for the periods indicated.

	March 31, 2020
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities loaned
Stocks	$3,991	$—	$—	$—	$3,991
Corporate bonds	53	—	—	—	53
Total	$4,044	$—	$—	$—	$4,044

	December 31, 2019
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities loaned
Stocks	$4,356	$—	$—	$—	$4,356
Corporate bonds	54	—	—	—	54
Total securities loaned	4,410	—	—	—	4,410

Securities sold under agreements to repurchase
U.S. government securities	1,909	—	—	—	1,909
Total	$6,319	$—	$—	$—	$6,319

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of March 31, 2020 and December 31, 2019, approximately $20.1 billion and $31.3 billion, respectively, of customer margin loans were outstanding.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below presents a summary of the amounts related to collateralized transactions for the periods indicated.

	March 31, 2020		December 31, 2019
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)
Securities lending transactions	$26,764	$3,636	$31,994	$3,944
Securities purchased under agreements to resell transactions [1]	27,886	27,886	17,185	16,627
Customer margin assets	20,989	6,531	34,156	11,189
	$75,639	$38,053	$83,335	$31,760

(1)As of March 31, 2020, $27.0 billion or 97% (as of December 31, 2019, $14.0 billion or 84%) of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of March 31, 2020 and December 31, 2019, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

The table below presents financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, for the periods indicated.

	March 31,	December 31,
	2020	2019

	(in millions)
Stocks	$57	$128
U.S. and foreign government securities	28	33
	$85	$161

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Nature of Services

The Company’s main sources of revenues from contracts with customers are as follows:

-Commissions are charged to customers for order execution services and trade clearing and settlement services. These services represent a single performance obligation as the services are not separately identifiable in the context of the contract. The Company recognizes revenue at a point in time at the execution of the order (i.e., trade date). Commissions are generally collected from cleared customers on trade date and from non-cleared customers monthly. Commissions also include payments for order flow received from IBKR LiteSM liquidity providers.

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

The Company also earns revenues from other services, including order cancelation or modification fees, position transfer fees, telecommunications fees, withdrawal fees, and bank sweep program fees, among others.

Disaggregation of Revenue

The tables below present revenue from contracts with customers by geographic location, and major types of services for the periods indicated.

	Three Months Ended March 31
	2020	2019

	(in millions)
Geographic location [1]
United States	$197	$148
International	110	60
	$307	$208

Major types of services
Commissions	$269	$173
Market data fees [2]	13	12
Risk exposure fees [2]	4	4
Payments for order flow [2]	7	5
Minimum activity fees [2]	6	7
Other [2]	8	7
	$307	$208

_____________________________

(1)Based on the location of the subsidiaries in which the revenues are recorded.

(2)Included in other fees and services in the condensed consolidated statements of comprehensive income.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $11 million and $10 million, as of March 31, 2020 and December 31, 2019, respectively, are reported in other assets in the condensed consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized prior to the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in other assets in the condensed consolidated statements of financial condition. As of March 31, 2020 and December 31, 2019, contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. As of March 31, 2020 and December 31, 2019, contract liability balances were not material.

9.  Other Income

The table below presents the components of other income for the periods indicated.

	Three Months Ended March 31,
	2020	2019

	(in millions)
Principal transactions	$10	$123
Gains (losses) from currency diversification strategy, net	(49)	(19)
Other, net	8	—
	$(31)	$104

Principal transactions include (1) trading gains and losses from the Company’s remaining market making activities; (2) realized and unrealized gains and losses on financial instruments that (a) are held for purposes other than the Company’s market making activities, (b) are subject to restrictions, or (c) are accounted for under the equity method; and (3) dividends on investments accounted at cost less impairment.

10.  Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based operating subsidiaries who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in employee compensation and benefits expenses in the condensed consolidated statements of comprehensive income were $1 million of plan contributions for each of the three months ended March 31, 2020 and 2019.

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

The table below presents Stock Incentive Plan awards granted and the related fair values since the plan’s inception.

			Fair Value at
			Date of Grant
	Units		($ millions)
Prior periods (since inception)	23,551,137		$504
December 31, 2017	946,489		57
December 31, 2018	1,146,267		62
December 31, 2019	1,374,217	[1]	65
	27,018,110		$688

______________________________

(1)Stock Incentive Plan number of granted restricted stock units related to 2019 was adjusted by 343 additional restricted stock units during the three months ended March 31, 2020.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, no vested awards remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $16 million for both the three months ended March 31, 2020 and 2019, respectively. Estimated future compensation costs for unvested awards, net of credits for cancelled awards, as of March 31, 2020 are $36 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes the Stock Incentive Plan activity for the periods indicated.

Stock
Incentive Plan
Units
Balance, December 31, 2019 [1]	5,127,915
Granted	—
Cancelled	(14,325)
Distributed	(311)
Balance, March 31, 2020	5,113,279

_____________________________

(1)Stock Incentive Plan number of granted restricted stock units related to 2019 was adjusted by 343 additional restricted stock units during the three months ended March 31, 2020.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company. Through March 31, 2020, a total of 978,215 restricted stock units have been distributed under these post-employment provisions. These distributions are included in the table above.

11.  Income Taxes

Income tax expense for the three months ended March 31, 2020 and 2019 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are held directly through a U.S. partnership. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is generally the obligation of the noncontrolling interests. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

As of and for the three months ended March 31, 2020 and 2019, the Company had no valuation allowances on deferred tax assets.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of March 31, 2020, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2014, and to non-U.S. income tax examinations for tax years prior to 2009.

As of March 31, 2020, accumulated earnings held by non-U.S. subsidiaries totaled $1.3 billion (as of December 31, 2019 $1.3 billion). Of this amount, approximately $0.2 billion (as of December 31, 2019 $0.2 billion) is attributable to earnings of the Company’s foreign subsidiaries that are considered “pass-through” entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for U.S. tax purposes and when they are remitted. With respect to certain of these subsidiaries’ accumulated earnings, approximately $0.2 billion and $0.2 billion as of March 31, 2020 and December 31, 2019, respectively, would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution upon repatriation. The Company has not provided for its proportionate share of additional foreign taxes or deferred U.S. tax on cumulative translation adjustments associated with certain foreign pass-through entities as it does not intend to repatriate these earnings in the foreseeable future.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

12.  Leases

All of the Company’s leases are classified as operating leases and primarily consist of real estate leases for corporate offices, data centers, and other facilities. As of March 31, 2020, the weighted-average remaining lease term on these leases is approximately 8 years and the weighted-average discount rate used to measure the lease liabilities is approximately 4.10%. For the three months ended March 31, 2020, right-of-use assets obtained under operating leases were $1 million. The Company’s lease agreements do not contain any residual value guarantees, restrictions or covenants.

The table below presents balances reported in the condensed consolidated statements of financial condition related to the Company’s leases for the period indicated.

	March 31, 2020	December 31, 2019

	(in millions)
Right-of-use assets[1]	$114	$118
Lease liabilities[1]	$121	$124

__________________________

(1)Right-of-use assets are included in other assets and lease liabilities are included in accounts payable, accrued expenses and other liabilities in the Company’s condensed consolidated statements of financial condition.

The table below presents balances reported in the condensed consolidated statements of comprehensive income related to the Company’s leases for the period indicated.

	Three Months Ended March 31,
	2020	2019

	(in millions)
Operating lease cost	$6	$6
Variable lease cost	1	1
Total lease cost	$7	$7

The tables below reconcile the undiscounted cash flows of the Company’s leases to the present value of its operating lease payments for the periods indicated.

March 31, 2020
(in millions)
2020 (remaining)	$15
2021	17
2022	17
2023	15
2024	13
2025	13
Thereafter	56
Total undiscounted operating lease payments	146
Less: imputed interest	(25)
Present value of operating lease liabilities	$121

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019
Year	(in millions)
2020	$19
2021	17
2022	17
2023	15
2024	13
Thereafter	69
Total undiscounted operating lease payments	150
Less: imputed interest	(26)
Present value of operating lease liabilities	$124

13.  Commitments, Contingencies and Guarantees

Claims Against Customers

Over an extended period in 2018, a small number of the Company’s customers had taken relatively large positions in a security listed on a major U.S. exchange. The Company extended margin loans against the security at a conservatively high collateral requirement. In December 2018, within a very short timeframe, this security lost a substantial amount of its value. During the quarter ended March 31, 2019, subsequent price declines in the stock have caused these accounts to fall into deficits, despite the Company’s efforts to liquidate the customers’ positions. For the quarter ended March 31, 2020, the Company has recognized an aggregate loss of approximately $42 million. The maximum aggregate loss, which would occur if the security’s price fell to zero and none of the debts were collected, would be approximately $50 million. The Company continues to evaluate pursuing the collection of the debts, although debt collection efforts are inherently difficult and uncertain. The ultimate effect of this incident on the Company’s results will depend upon market conditions and the outcome of the Company’s debt collection efforts.

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of March 31, 2020 and 2019, reserves provided for potential losses related to litigation matters were not material.

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

The United States Court of Appeals for the Federal Circuit vacated the CBM Review determinations of invalidity for four patents, concluding that these patents were not eligible for CBM Review. The District Court trial with respect to these four patents is scheduled for November 2020.

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

Regulatory Matters

The Company has provided information to the Financial Industry Regulatory Authority, the SEC, and the Commodities and Futures Trading Commission (“CFTC”) concerning its historical anti-money laundering and Bank Secrecy Act practices and procedures, and these agencies have indicated that they believe that these historical practices and procedures were inadequate. The Company periodically reviews these practices and procedures to make them more robust and to respond to changing regulatory standards; and it has been enhancing and augmenting them, including hiring additional personnel, over the past several years.

The Company is in discussions with these agencies to settle matters arising from their reviews, and while no agreements have been finalized, the Company believes that such settlements will entail monetary payments and the retention of an independent consultant to review the implementation of the Company’s enhanced practices and procedures. The Company has established a reserve that it deems adequate for such settlements. The Company is also cooperating with a Department of Justice inquiry concerning these matters, and while its outcome cannot be predicted, the Company does not believe that the resolution of this inquiry is likely to have a materially adverse effect on the Company’s financial results.

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

14.  Segment and Geographic Information

As disclosed in Note 2, effective this quarter the Company is discontinuing the reporting of separate operating business segments. See Note 2 for further information on the reporting of operating business segments.

Significant transactions and balances between the operating subsidiaries occur, primarily as a result of certain operating subsidiaries holding exchange or clearing organization memberships, which are utilized to provide execution and clearing services to subsidiaries. Intra-region income and expenses and related balances have been eliminated in this geographic information to reflect the external business conducted in each geographic region.

The Company operates its automated global business in the U.S. and international markets on more than 135 electronic exchanges and market centers. A significant portion of the Company’s net revenues is generated by subsidiaries operating outside the U.S. International operations are conducted in 32 countries in Europe, Asia/Pacific and the Americas (outside the U.S.). The following table presents total net revenues and income before income taxes by geographic area for the periods indicated. The geographic analysis presented below is based on the location of the subsidiaries in which the transactions are recorded. This geographic information does not reflect the way the Company’s business is managed.

	Three Months Ended March 31,
	2020	2019

	(in millions)
Net revenues
United States	$373	$461
International	159	97
Total net revenues	$532	$558

Income before income taxes
United States	$244	$313
International	64	26
Total income before income taxes	$308	$339

15.  Regulatory Requirements

As of March 31, 2020, aggregate excess regulatory capital for all of the operating subsidiaries was $6.4 billion.

IB LLC, TH LLC and IB Corp are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act, IB LLC is also subject to the CFTC’s minimum financial requirements (Regulation 1.17), and IBKRFS is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement. IBC is subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, IBUK is subject to the United Kingdom Financial Conduct Authority Capital Requirements Directive, IBLUX is subject to the Luxembourg Commission de Surveillance du Secteur Financier financial resources requirement, IBHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, IBI is subject to the National Stock Exchange of India net capital requirements, IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements and IBA is subject to the Australian Securities Exchange liquid capital requirement.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes capital, capital requirements and excess regulatory capital as of March 31. 2020.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$5,137	$343	$4,794
IBKRFS	579	21	558
IBHK	438	109	329
Other regulated operating subsidiaries	789	42	747
	$6,943	$515	$6,428

Regulatory capital requirements could restrict the operating subsidiaries from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain operating subsidiaries are subject to other regulatory restrictions and requirements.

As of March 31, 2020, all of the regulated operating subsidiaries were in compliance with their respective regulatory capital requirements.

16.  Related Party Transactions

Receivable from affiliate, reported in other assets in the condensed consolidated statement of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the condensed consolidated statements of financial condition as of March 31, 2020 and December 31, 2019 were accounts receivable from directors, officers and their affiliates of $11 million and $23 million, respectively, and payables of $762 million and $939 million, respectively. The Company may extend credit to these related parties in connection with margin and securities loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

17.  Subsequent Events

As required by FASB ASC Topic 855, “Subsequent Events,” the Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date the condensed consolidated financial statements were issued.

On April 20, 2020 the energy markets exhibited extraordinary price activity in the New York Mercantile Exchange (“NYMEX”) West Texas Intermediate Crude Oil contract. The price of the May 2020 contract dropped to an unprecedented negative price of $37.63. This price was the basis for determining the settlement price for cash-settled contracts traded on the CME Globex and also for a separate, expiring cash-settled futures contract listed on the Intercontinental Exchange Europe (“ICE Europe”). Several of the Company’s customers held long positions in these CME and ICE Europe contracts, and as a result they incurred losses, including losses in excess of the equity in their accounts. The Company fulfilled the required variation margin settlements with the respective clearinghouses on behalf of its customers. While the Company originally recognized an aggregate provisionary loss of approximately $88 million, the Company has since determined to compensate certain affected customers in connection with their losses resulting from the contracts settling at a price below zero. As a result, the Company will recognize a revised aggregate loss of approximately $104 million. The Company does not believe that this loss will have a material effect on its financial condition.

Except as disclosed above and in Note 4 and Note 13, no other recordable or disclosable events occurred.

*****

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes in Item 1, included elsewhere in this report. In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) on February 28, 2020 and elsewhere in this report.

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 18.5% of the membership interests of IBG LLC. The remaining approximately 81.5% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder and Chairman, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of March 31, 2020.

	IBG, Inc.	Holdings	Total
Ownership %	18.5%	81.5%	100.0%
Membership interests	76,759,906	338,670,642	415,430,548

We are an automated global electronic broker. We custody and service accounts for hedge and mutual funds, registered investment advisers, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders and executing and processing trades in stocks, options, futures, forex, bonds, mutual funds and ETFs on more than 135 electronic exchanges and market centers around the world. Since our inception in 1977, we have focused on developing proprietary software to automate broker-dealer functions. The proliferation of electronic exchanges over nearly the last three decades has provided us with the opportunity to integrate our software with an increasing number of exchanges and market centers into one automatically functioning, computerized platform that requires minimal human intervention.

When we use the terms “we,” “us,” and “our,” we mean IBG, Inc. and its subsidiaries for the periods presented.

As previously disclosed in our 10-Q for the quarter ended March 31, 2017 and in subsequent filings, we intended to eliminate the reporting of separate operating business segments upon our determination that the continued wind-down of our market making activity rendered it no longer reportable as a business segment. Pursuant to the requirements of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting,” we performed a quantitative and a qualitative assessment of our business and determined that our remaining market making activity no longer supports our reporting of separate business segments. Accordingly, effective this quarter we are discontinuing the reporting of separate business segments. Since our decision to wind down our market making activities, management has continued to shift its focus to growing and strengthening our electronic brokerage business. We believe the elimination of segment reporting aligns our financial reporting with our business strategy and management’s focus on the electronic brokerage business. For each of the past eight quarters, the market making segment’s contribution to our consolidated net revenues, income before income taxes, and total assets has not exceeded 7%, 4% and 6%, respectively. Effective this quarter, the remaining activity of this type is reported as a component of “principal transactions,” which is included in other income in the consolidated statements of comprehensive income.

Effective this quarter, we also changed the presentation of our consolidated statements of comprehensive income to better align with our business strategy. Previously reported amounts have been adjusted to conform with the new presentation. See “Condensed Consolidated Statements of Comprehensive Income and Operating Business Segment Presentation Changes” in Note 2 – “Significant Accounting Policies” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on our proprietary technology, our systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account. We offer our customers access to all classes of tradable, primarily exchange-listed products, including stocks, options, futures, forex, bonds, mutual funds and ETFs traded on more than 135 electronic exchanges and market centers in 33 countries and in 25 currencies seamlessly around the world. The emerging complexity of multiple market centers has provided us with the opportunity to build and continually adapt our order routing software to secure excellent execution prices.

Our customer base is diverse with respect to geography and segments. Currently, approximately 72% of our customers reside outside the U.S. in over 200 countries and territories, and over 50% of new customers come from outside the U.S. Approximately 64% of our customers’ equity is in institutional accounts such as hedge funds, financial advisors, proprietary trading desks and introducing brokers. Specialized products and services that we have developed are successfully attracting these accounts. For example, we offer prime brokerage services, including financing and securities lending to hedge funds; our model portfolio technology and automated share allocation and rebalancing tools are particularly attractive to financial advisors; and our trading platform, global access and low pricing attract introducing brokers.

Our key product offerings include:

•IBKR ProSM, our industry-leading trade execution service designed for sophisticated investors and active traders, offers low-cost access to stocks, options, futures, forex, bonds, mutual funds and ETFs on over 135 electronic exchanges and market centers in 33 countries. IBKR ProSM uses our IB SmartRoutingSM software, which continually scans competing markets and automatically routes orders directly to the best ECN or market center based on price, but also takes into account factors such as the availability of automatic order execution.

•IBKR LiteSM is a pricing plan that provides unlimited commission-free trades on U.S. exchange-listed stocks and ETFs as well as low-cost access to global markets without required account minimums or inactivity fees to participating U.S. customers.

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

oInteractive Brokers Debit Mastercard® - Interactive Brokers Debit Mastercard® allows customers to spend and borrow directly against their account at lower interest rates than credit cards, personal loans and home equity lines of credit, with no monthly minimum payments and no late fees. Customers can use their card to make purchases and ATM withdrawals anywhere Debit Mastercard®1 is accepted around the world.

oBill Pay – Our Bill Pay program allows customers to make electronic or check payments to almost any company or individual in the U.S. It can be configured for one-time or recurring payments and permits customers to schedule future payments.

oDirect Deposit – Our Direct Deposit program allows customers to automatically deposit paychecks, pension distributions and other recurring payments to their (non-retirement) brokerage account with us.

•Insured Bank Deposit Sweep Program - Our Insured Bank Deposit Sweep Program provides eligible customers with up to $2,500,000 of Federal Deposit Insurance Corporation (“FDIC”) insurance on their eligible cash balances in addition to the existing $250,000 Securities Investor Protection Corporation (“SIPC”) coverage for total coverage of $2,750,000. Customers can earn the same competitive interest rates currently applied to cash held in their brokerage accounts with us. We sweep each participating customer’s eligible cash balances daily to one or more banks, up to $246,500 per bank, allowing for the accrual of interest and keeping within the FDIC protected threshold. Cash balances above $2,750,000 remain subject to safeguarding under the SEC's Customer Protection Rule 15c3-3.

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

We provide a host of analytical and business tools such as EmployeeTrackSM which is widely used by compliance officers of financial institutions to streamline the process of tracking their employees’ brokerage activities. The Probability Lab® allows our customers to analyze option strategies under various market assumptions. Risk NavigatorSM is a real-time market risk management platform that allows our customers to measure risk exposure across multiple asset classes around the globe. Portfolio BuilderSM allows our

_____________________________

1 Debit Mastercard is a trademark registered to Mastercard International Incorporated Corporation, Delaware, 2000 Purchase Street, Purchase, New York 10577-2405.

customers to set up an investment strategy based on research and rankings from top research providers and fundamental data. Interactive AdvisorsSM recruits registered financial advisors, vets them, analyzes their investment track records, groups them by their risk profile, and allows retail investors to assign their accounts to be traded by one or more advisors. In addition, our Greenwich ComplianceSM affiliate offers direct expert registration and start-up compliance services, as well as answers to basic day-to-day compliance questions for experienced investors and traders looking to start their own investment advisor firms. Greenwich ComplianceSM professionals have regulatory and industry experience, and they can help investment advisors trading on our electronic brokerage platform meet their registration and compliance needs.

COVID-19 Pandemic

In March 2020, the World Health Organization recognized the outbreak of the Coronavirus Disease 2019 (“COVID-19”) caused by a novel strain of the coronavirus as a pandemic. The pandemic affects all countries in which we operate. The response of governments and societies to the COVID-19 pandemic, which includes temporary closures of businesses; social distancing; travel restrictions, “shelter in place” and other governmental regulations; and reduced consumer spending due to job losses, has significantly impacted market volatility and general economic conditions.

The COVID-19 pandemic has precipitated unprecedented market conditions with equally unprecedented social and community challenges. Amid these challenges:

•The Company is committed to ensuring the highest levels of service to its customers so they can effectively manage their assets, portfolios and risks. The Company’s technical infrastructure has withstood the challenges presented by the extraordinary volatility and increased market volume.

•The Company can run its business from alternate office locations and/or remotely if a Company office must temporarily close due to the spread of the COVID-19 pandemic.

•As announced on April 9, 2020, the Company committed $5 million to assist efforts to provide food and support for people affected by the COVID-19 pandemic in the United States as well as to advance medical solutions.

The effects of the COVID-19 pandemic on the Company’s financial results for the first quarter of 2020 can be summarized as follows: (1) higher commission revenue due to increased trading activity and a higher rate of customer accounts opened during this period; (2) lower net interest income resulting from lower benchmark interest rates and smaller aggregate margin loans extended to customers as they deleveraged; (3) higher valuation of U.S. Treasury securities and lower valuation of stocks; and (4) higher than typical customer bad debt expense.

The impact of the COVID-19 pandemic on the Company’s future financial results could be significant but currently cannot be quantified, as it will depend on numerous evolving factors that currently cannot be accurately predicted, including, but not limited to the duration and spread of the pandemic; its impact on our customers, employees and vendors; governmental regulations in response to the pandemic; and the overall impact of the pandemic on the economy and society; among other factors. Any of these events could have a materially adverse effect on the Company’s financial results.

Business Environment

During the quarter ended March 31, 2020 (“current quarter”), U.S. market volatility, as measured by the average Chicago Board Options Exchange Volatility Index (“VIX®”), increased significantly versus the quarter ended March 31, 2019 (“prior year quarter”). Over the course of the current quarter, the index increased from an average of 13.7 in the month of January, to 18.5 in February, and to 57.4 in March, including a high of 82.7 on March 16, 2020, as market uncertainty increased due to the unknown long-term economic impacts of the COVID-19 pandemic. In contrast, during the prior year quarter, the VIX ® moved in a much narrower average range of 14.5 to 20.0, reflecting a perception of a more stable outlook by the markets. The current quarter’s historic VIX ® readings corresponded with dramatically higher trading activity. Equity market indices around the globe were predominantly down in the current quarter, with the S&P 500 Index decreasing 20%, similar to decreases in nearly all European and Asia/Pacific markets.

Among our customer base, volatility is highly correlated with customer trading activity across product types. In the current quarter, higher volatility was consistent with strong increases in trading volume worldwide. Customer options, futures and stock volumes were up 64%, 59% and 24%, respectively, and foreign exchange dollar volumes were up 58%, compared to the prior year quarter. In response to the COVID-19 pandemic, many central banks reduced their benchmark interest rates to near zero, leading to interest rate spread compression on interest-sensitive balances for banks and brokers.

U.S. interest rates, as measured by the average federal funds effective rate, decreased to 1.25% in the current quarter from 2.40% in the prior year quarter. Trends in benchmark rates of other currencies were also down. While net interest income, compared to the prior year quarter, benefitted from higher balances in our interest earning assets, this was partially offset by a relatively flat yield curve that continues to limit our opportunities to earn more net interest income on interest-sensitive assets.

Despite a negative equity market environment that saw indices decline in markets across the globe, customer account growth was unusually robust, with total customer accounts increasing 22% from the prior year quarter to 760 thousand. The rise, which was driven by a large increase in individual accounts worldwide, may reflect that individuals who are now at home under COVID-19 related restrictions seek to use their available time productively. Customer equity increased 9% to $160.7 billion as healthy inflows from customers continued, despite the fall in securities markets, which negatively impacted the value of their investments. Institutional customers, such as hedge funds, mutual funds, introducing brokers, proprietary trading groups and financial advisors, comprised approximately 48% of total accounts as of March 31, 2020, versus 51% in the prior year quarter. Strong growth in our individual segment, which was up 29%, and slower, though still positive, growth in our institutional segments accounted for this difference. Customers continue to seek our superior technology and execution capabilities, and also our ability to give them global market access.

The following is a summary of the key profit drivers that affect our business and how they compared to the prior year quarter:

Global trading volumes. According to industry data, average daily volumes in U.S. exchange-listed equity-based options increased by 46%, in U.S. futures by 45%, and in U.S. listed cash equities by 38%, compared to the prior year quarter. As noted above, the current quarter showed a significant increase in trading activity with numerous spikes in volatility, compared to prior year quarter, which positively affected industry and Company transaction revenues. Note that while options, futures and U.S. cash equities volumes represent most of our volumes and are readily comparable measures, they reflect only a portion of the global volumes that generate our commission revenue. See “Trading Volumes and Customer Statistics” below in this Item 2 for additional details regarding our trade volumes, contract and share volumes, and customer statistics.

Volatility. Average U.S. market volatility, as measured by the VIX ®, increased 84% to 30.7 in the current quarter, from 16.7 in the prior year quarter, spiking to 82.7 on March 16, 2020. Higher volatility improves our performance because it generally corresponds to higher trading volumes. In the current quarter, as the VIX ® rose, industry trading activity increased, and our customer trading activity rose commensurately.

Interest Rates. The U.S. Federal Reserve conducted a series of reductions in the target federal funds rate in the current quarter, ending with rates at or near zero, while rates in many other currencies followed suit, with the exception of countries where rates were already zero or negative. Decreases in benchmark rates can lead to lower net interest income and a narrower net interest margin. As our margin balances are tied to benchmark rates, declining interest rates reduce the interest we receive on our customer margin balances. Falling rates also reduce the interest we earn on our segregated cash, the majority of which is invested in U.S. government securities and related instruments. Lower rates also reduce our interest expense, as we pay interest to customers when the federal funds effective rate is above 0.50%. At near zero interest rates, we continue to offer among the lowest rates on our margin borrowings. We believe our low rates on margin borrowings are important factors that attract customers to our platform.

While the interest we pay on customer cash balances and the interest we earn on customer margin loans is based on fixed spreads around benchmark rates, additional net interest income is earned on lower or non-interest-bearing customer balances, e.g., on securities accounts with less than $100,000 in equity, and on rising balances. Net interest income increased compared to the prior year quarter primarily due to rising average customer credit balances, up 17% in the current quarter, driven by a strong inflow of new accounts and position liquidations by customers toward the end of the quarter. This was partially offset by average customer margin loan balances rising more slowly than customer credit balances. Margin loan balances rose 6% compared to the prior year quarter, as new account growth was partly countered by our customers’ reduced appetite for leverage.

Currency fluctuations. As a global electronic broker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in proportion to a defined basket of 14 currencies we call the “GLOBAL” to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current quarter the value of the GLOBAL, as measured in U.S. dollars, decreased 0.97% compared to its value as of December 31, 2019, which had a negative impact on our comprehensive earnings for the current quarter.

A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Financial Overview

In the fourth quarter of 2019, we introduced the reporting of non-GAAP financial measures, which exclude certain items that may not be indicative of our core operating results and business outlook and may be useful in evaluating the operating performance of our business and provide a better comparison of our results in the current period to those in prior and future periods. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

First Quarter Results: Diluted earnings per share were $0.60 for the current quarter, compared to diluted earnings per share of $0.64 for the prior year quarter. Adjusted diluted earnings per share were $0.69 for the current quarter, compared to adjusted diluted earnings per share of $0.55 for the prior year quarter. The calculation of diluted earnings per share is detailed in Note 4 – “Equity and Earnings per Share” to the unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For the current quarter, our net revenues were $532 million and income before income taxes was $308 million, compared to net revenues of $558 million and income before income taxes of $339 million in the prior year quarter. Adjusted net revenues were $581 million and adjusted income before income taxes was $357 million, compared to adjusted net revenues of $468 million and adjusted income before income taxes of $291 million in the prior year quarter.

The financial highlights for the current quarter were:

•Commission revenue showed strong growth, increasing $96 million, or 55%, from the prior year quarter on higher customer trading volume in an environment of high market volatility resulting from the COVID-19 pandemic.

•Net interest income increased $10 million, or 4%, from the prior year quarter as average customer credit balances and average customer margin loan balances increased from the prior year quarter, partially offset by a lower average federal funds effective rate, which decreased to 1.25% from 2.40% in the prior year quarter.

•Other income decreased $135 million from the prior year quarter mainly comprised of (1) $111 million related to our strategic investment in Up Fintech Holding Limited (“Tiger Brokers”), which swung to an $8 million mark-to-market loss in the current quarter from a $103 million mark-to-market gain in the prior year quarter; and (2) $30 million related to our currency diversification strategy, which lost $49 million in the current quarter compared to a loss of $19 million in the prior year quarter.

•Customer bad debt expense decreased $36 million due to a $7 million expense in the current quarter, mainly from the extraordinarily volatile markets, compared to a $43 million expense in the prior year quarter related to margin lending on a particular security listed on a major U.S. exchange that lost a substantial amount of its value in a very short timeframe.

•58% pretax profit margin for this quarter, down from 61% in the year-ago quarter. Adjusted pretax profit margin for this quarter was 61%, down from 62% in the year-ago quarter.

•Total equity was $8.1 billion.

In connection with our currency diversification strategy (i.e., GLOBALs) as of March 31, 2020, approximately 29% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy decreased our comprehensive earnings by $87 million (compared to a decrease of $21 million in the prior year quarter), as the U.S. dollar value of the GLOBAL decreased by approximately 0.97%, compared to its value as of December 31, 2019. The effects of our currency diversification strategy are reported as (1) a component of other income (loss of $49 million) in the consolidated statement of comprehensive income and (2) other comprehensive income (“OCI”) (loss of $38 million) in the consolidated statement of financial condition and the consolidated statement of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

Subsequent event

On April 20, 2020 the energy markets exhibited extraordinary price activity in the New York Mercantile Exchange (“NYMEX”) West Texas Intermediate Crude Oil contract. The price of the May 2020 contract dropped to an unprecedented negative price of $37.63. This price was the basis for determining the settlement price for cash-settled contracts traded on the CME Globex and also for a separate, expiring cash-settled futures contract listed on the Intercontinental Exchange Europe (“ICE Europe”). Several of the Company’s customers held long positions in these CME and ICE Europe contracts, and as a result they incurred losses, including losses in excess of the equity in their accounts. The Company fulfilled the required variation margin settlements with the respective clearinghouses on behalf of its customers. While the Company originally recognized an aggregate provisionary loss of approximately $88 million, the Company has since determined to compensate certain affected customers in connection with their losses resulting from the contracts settling at a price below zero. As a result, the Company will recognize a revised aggregate loss of approximately $104 million. The Company does not believe that this loss will have a material effect on its financial condition.

Certain Trends and Uncertainties

We believe that our current operations may be favorably or unfavorably impacted by the following trends that may affect our financial condition and results of operations:

•The COVID-19 pandemic has precipitated unprecedented market conditions with equally unprecedented social and community challenges. The impact of the COVID-19 pandemic on the Company’s future financial results could be significant but currently cannot be quantified, as it will depend on numerous evolving factors that currently cannot be accurately predicted, including, but not limited to the duration and spread of the pandemic; its impact on our customers, employees and vendors; governmental regulations in response to the pandemic; and the overall impact of the pandemic on the economy and society; among other factors.

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

•Fiscal and/or monetary policy may change and impact the financial services business and securities markets.

•Price competition among broker-dealers may continue to intensify.

•Scrutiny of equity and options market makers, hedge funds and soft dollar practices by regulatory and legislative authorities has increased. New legislation or modifications to existing regulations and rules could occur in the future.

•Our remaining market making activity will continue to be impacted by market structure changes, market conditions, the level of automation of competitors, and the relationship between actual and implied volatility in the equities markets.

See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, filed with the SEC on February 28, 2020, and elsewhere in this report for a discussion of other risks that may affect our financial condition and results of operations.

Trading Volumes and Customer Statistics

The following tables present historical trading volumes and customer statistics for our business. Trading volumes are the primary driver of our commission revenue. Information on our net interest income can be found elsewhere in this report.

TRADE VOLUMES:

(in 000’s, except %)

	Cleared		Non-Cleared						Avg. Trades
	Customer	%	Customer	%	Principal	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2017	265,501		14,835		31,282		311,618		1,246
2018	328,099	24%	21,880	47%	18,663	(40%)	368,642	18%	1,478
2019	302,289	(8%)	26,346	20%	17,136	(8%)	345,771	(6%)	1,380

1Q2019	75,935		6,669		4,342		86,946		1,425
1Q2020	128,564	69%	11,373	71%	4,879	12%	144,816	67%	2,336

4Q2019	73,291		6,284		4,204		83,779		1,330
1Q2020	128,564	75%	11,373	81%	4,879	16%	144,816	73%	2,336

CONTRACT AND SHARE VOLUMES:

(in 000’s, except %)

TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2017	395,885		124,123		220,247,921
2018	408,406	3%	151,762	22%	210,257,186	(5%)
2019	390,739	(4%)	128,770	(15%)	176,752,967	(16%)

1Q2019	90,242		31,142		51,258,862
1Q2020	138,206	53%	49,204	58%	62,298,036	22%

4Q2019	100,520		29,078		39,391,536
1Q2020	138,206	37%	49,204	69%	62,298,036	58%

ALL CUSTOMERS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2017	293,860		118,427		213,108,299
2018	358,852	22%	148,485	25%	198,909,375	(7%)
2019	349,287	(3%)	126,363	(15%)	167,826,490	(16%)

1Q2019	78,604		30,502		48,416,643
1Q2020	128,842	64%	48,437	59%	59,897,045	24%

4Q2019	91,562		28,630		37,988,125
1Q2020	128,842	41%	48,437	69%	59,897,045	58%

_________________________

(1)Futures contract volume includes options on futures.

CLEARED CUSTOMERS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2017	253,304		116,858		209,435,662
2018	313,795	24%	146,806	26%	194,012,882	(7%)
2019	302,068	(4%)	125,225	(15%)	163,030,500	(16%)

1Q2019	68,237		30,246		47,082,741
1Q2020	112,916	65%	47,979	59%	57,653,853	22%

4Q2019	81,468		28,307		36,969,492
1Q2020	112,916	39%	47,979	69%	57,653,853	56%

PRINCIPAL TRANSACTIONS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2017	102,025		5,696		7,139,622
2018	49,554	(51%)	3,277	(42%)	11,347,811	59%
2019	41,452	(16%)	2,407	(27%)	8,926,477	(21%)

1Q2019	11,638		640		2,842,219
1Q2020	9,364	(20%)	767	20%	2,400,991	(16%)

4Q2019	8,958		448		1,403,411
1Q2020	9,364	5%	767	71%	2,400,991	71%

________________________

(1)Futures contract volume includes options on futures.

CUSTOMER STATISTICS:

Year over Year	1Q2020	1Q2019	% Change
Total Accounts (thousands)	760	623	22%
Customer Equity (in billions) [1]	$160.7	$147.6	9%

Cleared DARTs (thousands)	1,301	757	72%
Total Customer DARTs (thousands)	1,454	848	71%

Cleared Customers
Commission per Cleared Commissionable Order [2]	$3.30	$3.68	(10%)
Cleared Avg. DART per Account (Annualized)	453	311	46%
Net Revenue per Avg. Account (Annualized)	$3,069	$2,961	4%

Consecutive Quarters	1Q2020	4Q2019	% Change
Total Accounts (thousands)	760	690	10%
Customer Equity (in billions) [1]	$160.7	$174.1	(8%)

Cleared DARTs (thousands)	1,301	719	81%
Total Customer DARTs (thousands)	1,454	797	82%

Cleared Customers
Commission per Cleared Commissionable Order [2]	$3.30	$3.63	(9%)
Cleared Avg. DART per Account (Annualized)	453	266	70%
Net Revenue per Avg. Account (Annualized)	$3,069	$2,801	10%

________________________

(1)Excludes non-customers.

(2)Commissionable Order – a customer order that generates commission revenue.

Results of Operations

The below table presents our consolidated results of operations for the periods indicated. The period-to-period comparisons below of financial results are not necessarily indicative of future results.

	Three Months Ended March 31,
	2020	2019

	(in millions, except share and per share amounts)
Revenues
Commissions	$269	$173
Other fees and services[1]	38	35
Other income (loss)[2]	(31)	104
Total non-interest income	276	312

Interest income	369	408
Interest expense	(113)	(162)
Total net interest income	256	246
Total net revenues	532	558

Non-interest expenses
Execution, clearing and distribution fees	77	61
Employee compensation and benefits	80	71
Occupancy, depreciation and amortization	17	14
Communications	6	6
General and administrative	37	24
Customer bad debt	7	43
Total non-interest expenses	224	219
Income before income taxes	308	339
Income tax expense	18	15
Net income	290	324
Less net income attributable to noncontrolling interests	244	275
Net income available for common stockholders	$46	$49

Earnings per share
Basic	$0.60	$0.65
Diluted	$0.60	$0.64

Weighted average common shares outstanding
Basic	76,751,168	75,101,062
Diluted	77,568,464	75,977,511

Comprehensive income
Net income available for common stockholders	$46	$49
Other comprehensive income
Cumulative translation adjustment, before income taxes	(7)	(1)
Income taxes related to items of other comprehensive income	-	-
Other comprehensive income (loss), net of tax	(7)	(1)
Comprehensive income available for common stockholders	$39	$48

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$244	$275
Other comprehensive income - cumulative translation adjustment	(31)	(1)
Comprehensive income attributable to noncontrolling interests	$213	$274

____________________________

(1)Includes market data fees, account activity fees, risk exposure fees, order flow income from options exchange-mandated programs, and revenues from other fees and services.

(2)Includes gains (losses) from principal transactions; the impact of our currency diversification strategy; gains (losses) from our equity method investments, and other revenues not directly attributable to our core business offerings.

Three Months Ended March 31, 2020 (“current quarter”) compared to the Three Months Ended March 31, 2019 (“prior year quarter”)

Net Revenues

Total net revenues, for the current quarter, decreased $26 million, or 5%, compared to the prior year quarter, to $532 million. The decrease in net revenues was primarily due to lower other income, partially offset by higher commissions, net interest income and other fees and services.

Commissions

Commissions, for the current quarter, increased $96 million, or 55%, compared to the prior year quarter, to $269 million, driven by higher customer trading volumes in options, futures and stocks. Total customer options and futures contract and stock share volumes increased 64%, 59% and 24%, respectively, compared to the prior year quarter. The increase in customer trading volumes across all product types was in line with higher volatility associated with the COVID-19 pandemic in the current quarter as compared to the prior year quarter. Total DARTs for cleared and execution-only customers, for the current quarter, increased 71% to 1.45 million, compared to 848 thousand for the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current quarter, increased 72% to 1.30 million, compared to 757 thousand for the prior year quarter. Average commission per commissionable order for cleared customers, for the current quarter, decreased 10% to $3.30, compared to $3.68 for the prior year quarter, reflecting smaller average order sizes in stocks, futures and foreign exchange and higher in options.

Other Fees and Services

Other fees and services, for the current quarter, increased $3 million, or 9%, compared to the prior year quarter, to $38 million, driven by a $2 million increase in payments for order flow income from options exchange-mandated programs, and increases of $1 million in each of market data fee income and FDIC sweep fee income, partially offset by a $1 million decrease in account activity fee income.

Other Income

Other income, for the current quarter, decreased $135 million compared to the prior year quarter, to a loss of $31 million, mainly comprised of (1) $111 million related to our strategic investment in Tiger Brokers, which swung to an $8 million mark-to-market loss in the current quarter from a $103 million mark-to-market gain in the prior year quarter; and (2) $30 million related to our currency diversification strategy, which lost $49 million in the current quarter compared to a loss of $19 million in the prior year quarter; partially offset by (3) $6 million related our U.S. government securities portfolio, on which we recorded an $11 million net mark-to-market gain in the current quarter compared to a $5 million net mark-to-market gain in the prior year quarter.

A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current quarter, increased $10 million, or 4%, compared to the prior year quarter, to $256 million. The increase in net interest income was driven by higher average customer credit balances and higher average customer margin loan balances, partially offset by lower benchmark interest rates.

Net interest income on customer balances, for the current quarter, increased $3 million, compared to the prior year quarter, driven by an $8.6 billion increase in average customer credit balances, a portion of which was invested in interest-bearing U.S. government securities, and a $1.4 billion increase in average customer margin loans, mostly offset by a 1.15% decrease in the average federal funds effective rate to 1.25% from 2.40% in the prior year quarter. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current quarter.

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

In the current quarter, average securities borrowed increased 1%, to $3.8 billion and average securities loaned increased 20%, to $4.5 billion, compared to the prior year quarter. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers. During the current quarter, net interest earned from securities lending transactions increased $10 million, or 19%, compared to the prior year quarter, as we satisfied the demand for more hard-to-borrow securities that investors were looking to sell short. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

Yields are generally a reflection of benchmark interest rates in each currency in which the Company and its customers hold cash balances. Because a substantial portion of customer cash and margin loans are denominated in currencies other than the U.S. dollar, changes in U.S. benchmark interest rates do not impact the total amount of segregated cash and securities, customer margin loans and customer credit balances. Furthermore, because interest, when benchmark rates are at higher levels, is paid only on eligible cash credit balances (i.e., balances over $10 thousand or equivalent, in securities accounts with over $100 thousand in equity, and in smaller accounts at reduced rates), changes in benchmark interest rates are not passed through to the total amount of customer credit balances. Finally, the Company’s policies with respect to currencies with negative interest rates impact the yields on segregated cash and customer credit balances as effective interest rates in those currencies fluctuate.

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

	Three Months Ended March 31,
	2020	2019

	(in millions)
Average interest-earning assets
Segregated cash and securities	$33,864	$25,621
Customer margin loans	27,096	25,660
Securities borrowed	3,816	3,779
Other interest-earning assets	5,668	5,049
FDIC sweeps [1]	2,532	1,839
	$72,976	$61,948

Average interest-bearing liabilities
Customer credit balances	$58,499	$49,875
Securities loaned	4,529	3,779
Other interest-bearing liabilities	618	12
	$63,646	$53,666

Net Interest income
Segregated cash and securities, net	$106	$136
Customer margin loans [2]	139	174
Securities borrowed and loaned, net	62	52
Customer credit balances, net [2]	(69)	(137)
Other net interest income 1/3	26	30
Net interest income [3]	$264	$255

Net interest margin ("NIM")	1.45%	1.67%

Annualized Yields
Segregated cash and securities	1.26%	2.15%
Customer margin loans	2.06%	2.75%
Customer credit balances	0.47%	1.11%

______________________________

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

(3)Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s consolidated statements of comprehensive income. For the three months ended March 31, 2020 and 2019, $4 million and $3 million were reported in other fees and services, respectively, and $4 million and $6 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current quarter, increased $5 million, or 2%, compared to the prior year quarter, to $224 million, mainly due to a $16 million increase in execution, clearing and distribution fees; a $13 million increase in general and administrative expenses; a $9 million increase in employee compensation and benefits; and a $3 million increase in occupancy expenses; partially offset by a $36 million decrease in customer bad debt expense. As a percentage of total net revenues, non-interest expenses were 42% for the current quarter and 39% for the prior year quarter.

Execution, Clearing and Distribution Fees

Execution, clearing and distribution fees, for the current quarter, increased $16 million, or 26%, compared to the prior year quarter, to $77 million, driven by higher trade volumes, as total customer options and futures contract and stock share volumes increased 64%, 59% and 24%, respectively, compared to the prior year quarter.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current quarter, increased $9 million, or 13%, compared to the prior year quarter, to $80 million, associated with a 17% increase in the average number of employees to 1,673, for the current quarter, compared to 1,436 for the prior year quarter. We continued to add staff in customer service, legal and compliance, and software development. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 15% for the current quarter and 13% for the prior year quarter.

Occupancy, Depreciation and Amortization

Occupancy, depreciation and amortization expenses, for the current quarter, increased $3 million, or 21%, compared to the prior year quarter, to $17 million, mainly due to higher costs related to the expansion of our physical space for both offices and data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 3% for both the current quarter and the prior year quarter.

Communications

Communications expenses, for the current quarter, were unchanged, compared to the prior year quarter at $6 million.

General and Administrative

General and administrative expenses, for the current quarter, increased $13 million, or 54%, compared to the prior year quarter, to $37 million, mainly due to higher professional services fees and expenses related to legal and regulatory matters. As a percentage of total net revenues, general and administrative expenses were 7% for the current quarter and 4% for the prior year quarter.

Customer Bad Debt

Customer bad debt expense, for the current quarter, decreased $36 million, compared to the prior year quarter, to $7 million, due to the unusually volatile markets, compared to $43 million in the prior year quarter related to margin lending on a particular security listed on a major U.S. exchange that lost a substantial amount of its value in a very short timeframe, as described in Note 13 - “Commitments, Contingencies, and Guarantees” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Expense

Income tax expense, for the current quarter, increased $3 million, or 20%, to $18 million, compared to the prior year quarter, due to higher income taxes at some of our foreign subsidiaries.

The table below presents information about our income tax expense for the periods indicated.

	Three Months Ended March 31,
	2020	2019

	(in millions, except %)
Consolidated
Consolidated income before income taxes	$308	$339
IBG, Inc. stand-alone income before income taxes	-	-
Operating subsidiaries income before income taxes	$308	$339

Operating Subsidiaries
Income before income taxes	$308	$339
Income tax expense	9	3
Net income available to members	$299	$336

IBG, Inc.
Average ownership percentage in IBG LLC	18.5%	18.1%
Net income available to IBG, Inc. from operating subsidiaries	$55	$61
IBG, Inc. stand-alone income before income taxes	-	-
Income before income taxes	55	61
Income tax expense	9	12
Net income available to common stockholders	$46	$49

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$9	$3
Income tax expense attributable to IBG, Inc.	9	12
Consolidated income tax expense	$18	$15

Operating Results

Income before income taxes, for the current quarter, decreased $31 million, or 9%, to $308 million, compared to the prior year quarter. Pretax profit margin was 58% for the current quarter and 61% for the prior year quarter.

Comparing our operating results for the current quarter to the prior year quarter, excluding the effects of our currency diversification strategy, our net mark-to-market on investments and unusual bad debt expense: adjusted net revenues were $581 million, up 24%; adjusted income before income taxes was $357 million, up 23%; and adjusted pre-tax profit margin was 61% for the current quarter and 62% for the prior year quarter. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of investments of customer funds, collateralized receivables arising from customer-related and proprietary securities transactions, and exchange-listed marketable securities, which are marked-to-market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed and securities purchased under agreements to resell. As of March 31, 2020, total assets were $75.8 billion of which approximately $75.2 billion, or 99.2%, were considered liquid.

Daily monitoring of liquidity needs and available collateral levels is undertaken to help ensure that an appropriate liquidity cushion, in the form of cash and unpledged collateral, is maintained at all times. We actively manage our excess liquidity and we maintain significant borrowing facilities through the securities lending markets and with banks. As a general practice, we maintain sufficient levels of cash on hand to provide us with a buffer should we need immediately available funds for any reason. Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings will be adequate to meet our future liquidity needs for more than the next twelve months. In light of the increase in trading activity and volatility during the current quarter, management exercised its investment discretion over our liquidity management plan to expand our conservative base of immediately available liquidity.

As of March 31, 2020, liability balances in connection with securities loaned and short-term borrowings were lower than their respective average monthly balances during the current quarter and our payables to customers were higher than the average monthly balance during the current quarter.

Cash and cash equivalents held by our non-U.S. operating subsidiaries as of March 31, 2020 were $1,324 million ($1,121 million as of December 31, 2019). These funds are primarily intended to finance each individual operating subsidiary’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. As of March 31, 2020, we had no intention to repatriate further amounts from non-U.S. operating subsidiaries except for Timber Hill Canada Company, which discontinued its market making activity in Canada in 2019. With the enactment of the U.S. Tax Cuts and Jobs Act on December 22, 2017, we recognized a liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries for the year ended December 31, 2017. As a result, in the event dividends were to be paid to the Company in the future by a non-U.S. operating subsidiaries, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 10% to $8.1 billion as of March 31, 2020 from $7.4 billion as of March 31, 2019. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The table below presents our cash flows from operating activities, investing activities and financing activities for the periods indicated.

	Three Months Ended March 31,
	2020	2019

	(in millions)
Net cash provided by operating activities	$5,203	$603
Net cash used in investing activities	(11)	(42)
Net cash used in financing activities	(63)	(70)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(38)	(2)
Increase in cash, cash equivalents, and restricted cash	$5,091	$489

Our cash flows from operating activities are largely a reflection of the changes in customer credit and margin loan balances. Our cash flows from investing activities are primarily related to other investments, capitalized internal software development, purchases and sales of memberships, trading rights and shares at exchanges where we trade, and strategic investments where such investments may enable us to offer better execution alternatives to our current and prospective customers, allow us to influence exchanges to provide competing products at better prices using sophisticated technology, or enable us to acquire either technology or customers faster than we could develop them on our own. Our cash flows from financing activities are comprised of short-term borrowings, capital transactions and payments made to Holdings under the Tax Receivable Agreement. Short-term borrowings from banks are part of our daily cash management in support of operating activities. Capital transactions consist primarily of quarterly dividends paid to common stockholders and related distributions paid to Holdings.

Three Months Ended March 31, 2020: Our cash, cash equivalents, and restricted cash (i.e., cash and cash equivalents that are subject to withdrawal or usage restrictions) increased by $5,091 million to $17.4 billion for the three months ended March 31, 2020. We raised $5,203 million in net cash from operating activities mainly driven by customer margin loans which decreased by $11.2 billion as customers deleveraged due to the COVID-19 pandemic; and customer credit balances which increased by $6.5 billion; partially offset by a $12.4 billion increase in our investments in securities segregated for regulatory purposes securities. We used net cash of $74 million in our investing and financing activities, primarily for distributions to noncontrolling interests and dividends paid to our common stockholders. Investing activities mainly consisted of purchases of other investments and property, equipment and intangible assets.

Three Months Ended March 31, 2019: For a discussion of changes in cash flows for the three months ended March 31, 2019 refer to our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2019.

Regulatory Capital Requirements

Our principal operating subsidiaries are subject to separate regulation and capital requirements in the U.S. and other jurisdictions. IB LLC, TH LLC and IB Corp are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act, IB LLC is also subject to the CFTC’s minimum financial requirements (Regulation 1.17). IBC is subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, IBUK is subject to the United Kingdom Financial Conduct Authority Capital Requirements Directive, IBLUX is subject to the Luxembourg Commission de Surveillance du Secteur Financier financial resources requirement, IBKRFS is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement, IBI is subject to the National Stock Exchange of India net capital requirements, IBHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements and IBA is subject to the Australian Securities Exchange liquid capital requirement.

As of March 31, 2020, aggregate excess regulatory capital for all our operating subsidiaries was $6.4 billion, and all operating subsidiaries were in compliance with their respective regulatory capital requirements.

The table below summarizes the capital, capital requirements and excess regulatory capital as of March 31, 2020.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$5,137	$343	$4,794
IBKRFS	579	21	558
IBHK	438	109	329
Other regulated operating subsidiaries	789	42	747
	$6,943	$515	$6,428

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were approximately $12 million and $26 million for the three months ended March 31, 2020 and 2019, respectively. In the future, we plan to meet capital expenditure needs with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

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

Strategic Investments and Acquisitions

We regularly evaluate potential strategic investments and acquisitions. We hold strategic investments in electronic trading exchanges including BOX Options Exchange, LLC and OneChicago LLC. In addition, in June 2018, we made a strategic investment in Tiger Brokers, an online stock brokerage established for Chinese retail and institutional customers. On March 20, 2019, Tiger Brokers priced its initial public offering (“IPO”) of American Depositary Shares listed on Nasdaq Global Select market and, concurrently with the IPO, we purchased unregistered ordinary shares in Tiger Brokers through a private placement offering which transactions resulted in a beneficial ownership interest of 7.6%.

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

As of March 31, 2020, there were no other definitive agreements with respect to any material acquisition.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and accompanying notes. These estimates and assumptions are based on judgment and the best available information at the time. Therefore, actual results could differ materially from those estimates. We believe that the critical policies listed below represent the most significant estimates used in the preparation of our consolidated financial statements. See Note 2 – “Significant Accounting Policies” to the unaudited condensed consolidated financial statements for a summary of our significant accounting policies in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Accounting Pronouncements Issued But Not Yet Adopted

For additional information regarding FASB Accounting Standards Updates (“ASU”s) that have been issued but not yet adopted and that may impact the Company, refer to Note 2 – “Significant Accounting Policies” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this quarterly Report on form 10-Q.

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

Unusual bad debt expense includes material losses on margin loans resulting from unusual events that occur in the marketplace. For the three months ending March 31, 2019, unusual bad debt expense reflects losses recognized on margin lending to a small number of our brokerage customers that had taken relatively large positions in a security listed on a major U.S. exchange, which lost a substantial amount of its value in a very short timeframe. (See Note 13 – “Commitments, Contingencies and Guarantees” to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly report on Form10-Q.)

The effect of our currency diversification strategy, net mark-to-market on investments and unusual bad debt expense are excluded because management does not believe they are indicative of our underlying core business performance.

These non-GAAP measures should be considered in addition to, rather than as a substitute for, measures of financial performance prepared in accordance with GAAP2.

__________________________

2 Refers to generally accepted accounting principles in the United States.

The table below presents a reconciliation of consolidated GAAP to non-GAAP financial measures for the periods indicated.

	Three Months Ended March 31,
	2020	2019

	(in millions, except share and per share amounts)
Adjusted net revenues

Net revenues - GAAP	$532	$558
Non-GAAP adjustments
Currency diversification strategy, net	49	19
Mark-to-market on investments	-	(109)
Total non-GAAP adjustments	49	(90)
Adjusted net revenues	$581	$468

Adjusted income before income taxes

Income before income taxes - GAAP	$308	$339
Non-GAAP adjustments
Currency diversification strategy, net	49	19
Mark-to-market on investments	-	(109)
Unusual bad debt expense	-	42
Total non-GAAP adjustments	49	(48)
Adjusted income before income taxes	$357	$291

Adjusted pre-tax profit margin	61%	62%

Adjusted net income available for common stockholders

Net income available for common stockholders - GAAP	$46	$49
Non-GAAP adjustments
Currency diversification strategy, net	9	3
Mark-to-market on investments	-	(20)
Unusual bad debt expense	-	8
Income tax effect of above adjustments[1]	(2)	2
Total non-GAAP adjustments	7	(7)
Adjusted net income available for common stockholders	$54	$42

Adjusted diluted EPS

Diluted EPS - GAAP	$0.60	$0.64
Non-GAAP adjustments
Currency diversification strategy, net	0.12	0.04
Mark-to-market on investments	0.00	(0.26)
Unusual bad debt expense	0.00	0.10
Income tax effect of above adjustments[1]	(0.02)	0.03
Total non-GAAP adjustments	0.09	(0.09)
Adjusted diluted EPS	$0.69	$0.55

Diluted weighted average common shares outstanding	77,568,464	75,977,511

Note: Amounts may not add due to rounding.

______________________________

(1) The income tax effect is estimated using the corporate income tax rates applicable to the Company

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks. Our exposures to market risks arise from assumptions built into our pricing models, equity price risk, foreign currency exchange rate fluctuations related to our international operations, changes in interest rates and risks relating to the extension of margin credit to our customers.

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, we incur trading-related market risk as a result of our remaining market making activity, where the substantial majority of our Value-at-Risk (“VaR”) for market risk exposures is generated. In addition, we incur non-trading-related market risk primarily from investment activities and from foreign currency exposure held in the equity of our foreign subsidiaries, i.e., our non-U.S. brokerage subsidiaries and information technology subsidiaries, and held to meet target balances in our currency diversification strategy.

We use various risk management tools in managing our market risk, which are embedded in our real-time market making systems. We employ certain hedging and risk management techniques to protect us from a severe market dislocation. Our risk management policies are developed and implemented by our Chairman and our steering committee, which is chaired by our Chief Executive Officer and comprised of senior executives of our various companies. The strategy of our market making activity is to calculate quotes a few seconds ahead of the market and execute small trades at a tiny but favorable differential as a result. This is made possible by our proprietary pricing model, which evaluates and monitors the risks inherent in our portfolio, assimilates external market data and reevaluates the outstanding quotes in our portfolio many times per second. Our model automatically rebalances our positions throughout each trading day to manage risk exposures on our options and futures positions and the underlying securities, and will price the increased risk that a position would add to the overall portfolio into the bid and offer prices we post. Under risk management policies implemented and monitored primarily through our computer systems, reports to management, including risk profiles, profit and loss analysis and trading performance, are prepared on a real-time basis as well as daily and periodical bases. Although our market making activity is completely automated, the trading process and our risk are monitored by a team of individuals who, in real time, observe various risk parameters of our consolidated positions. Our assets and liabilities are marked-to-market daily for financial reporting purposes and re-valued continuously throughout the trading day for risk management and asset/liability management purposes.

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

Our risk management systems incorporate cash forex to hedge our currency exposure at little or no cost throughout each day on a continuous basis. The majority of currency spot positions held as part of our currency diversification strategy are regularly transferred to the parent holding company, IBG LLC, where they are held. In connection with the development of our currency diversification strategy, we determined to base our net worth in GLOBALs, a basket of currencies.

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL decreased from $ 0.965 to $ 0.957, or 0.83%, as of March 31, 2020 compared to March 31, 2019. As of March 31, 2020, approximately 29% of our equity was denominated in currencies other than the U.S. dollar.

The table below presents a comparison of the U.S. dollar equivalent of the GLOBAL for the periods indicated.

		As of 3/31/2019				As of 3/31/2020
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.68	1.0000	0.680	70.4%	$5,231	1.0000	0.680	71.0%	$5,787	0.6%
EUR	0.09	1.1220	0.101	10.5%	777	1.1036	0.099	10.4%	845	-0.1%
JPY	4.41	0.0090	0.040	4.1%	306	0.0093	0.041	4.3%	349	0.2%
GBP	0.02	1.3035	0.026	2.7%	201	1.2416	0.025	2.6%	211	-0.1%
HKD	0.14	0.1274	0.018	1.8%	137	0.1290	0.018	1.9%	154	0.0%
INR	1.10	0.0145	0.016	1.6%	122	0.0133	0.015	1.5%	124	-0.1%
CHF	0.02	1.0047	0.020	2.1%	155	1.0405	0.021	2.2%	177	0.1%
CAD	0.02	0.7491	0.015	1.6%	115	0.7111	0.014	1.5%	121	-0.1%
CNH	0.10	0.1487	0.015	1.5%	115	0.1410	0.014	1.5%	120	-0.1%
AUD	0.02	0.7097	0.014	1.5%	109	0.6137	0.012	1.3%	105	-0.2%
MXN	0.17	0.0515	0.009	0.9%	67	0.0422	0.007	0.7%	61	-0.2%
SEK	0.05	0.1076	0.005	0.6%	41	0.1010	0.005	0.5%	43	0.0%
NOK	0.03	0.1159	0.003	0.4%	27	0.0961	0.003	0.3%	25	-0.1%
DKK	0.02	0.1503	0.003	0.3%	23	0.1478	0.003	0.3%	25	0.0%
			0.965	100.0%	$7,426		0.957	100.0%	$8,147	0.0%

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

Interest Rate Risk

We had no variable-rate debt outstanding as of March 31, 2020.

We pay our customers interest based on benchmark overnight interest rates in various currencies, when interest rates are above a benchmark rate plus a small spread, on cash balances above $10 thousand (or equivalent) in securities accounts holding more than $100 thousand and at lower, tiered rates for accounts holding less than $100 thousand (or equivalent) net asset value. In a normal rate environment, we typically invest a portion of these funds in U.S. government securities with maturities of up to two years. If interest rates were to increase rapidly and substantially, our net interest income would not increase proportionally with the interest rates for the portion of the funds invested in the U.S. government securities with fixed yields. In addition, the mark-to-market changes in the value of these fixed rate securities will be reflected in other income, instead of net interest income. Based on customer balances and investments outstanding as of March 31, 2020, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $79 million over the first year and $94 million on an annualized basis, assuming the full effect of reinvestment at higher rates. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Based on customer balances and investments outstanding as of March 31, 2020, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $92 million over the first year and $89 million on an annualized basis, assuming the full effect of reinvestment at lower rates.

We also face interest rate risk due to positions carried for our market making activity to the extent that long or short stock positions may have been established for future or forward dates on options or futures contracts and the value of such positions are impacted by interest rates. The amount of such risk cannot be quantified, however, the reduction of market making positions has substantially reduced this exposure.

Dividend Risk

We face dividend risk in our remaining market making activity as we derive revenues and incur expenses in the form of dividend income and expense, respectively, from our inventory of equity securities, and must make payments in lieu of dividends on short positions in equity securities within our portfolio. Projected future dividends are an important component of pricing equity options and other derivatives, and incorrect projections may lead to trading losses. The amount of such risk cannot be quantified, however, the reduction of market making positions has substantially reduced this exposure.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of March 31, 2020, we had $20.1 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

We have a comprehensive policy implemented in accordance with regulatory standards to assess and monitor the suitability of investors to engage in various trading activities. To mitigate our risk, we also continuously monitor customer accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us.

Our credit exposure is to a great extent mitigated by our policy of automatically evaluating each account throughout the trading day and closing out positions automatically for accounts that are found to be under-margined. While this methodology is effective in most situations, it may not be effective in situations where no liquid market exists for the relevant securities or commodities or where, for any reason, automatic liquidation for certain accounts has been disabled. Our Risk Management Committee continually monitors and evaluates our risk management policies, including the implementation of policies and procedures to enhance the detection and prevention of potential events to mitigate margin loan losses.

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

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the period covered by this report quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting related to our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to minimize any impact on the design and operating effectiveness of our internal controls.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on February 28, 2020 except as updated in Note 13 - “Commitments, Contingencies, and Guarantees” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

ITEM 1A. RISK FACTORS

Except as listed below, there have been no material changes to the risk factors disclosed in under Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 28, 2020.

The impact of the COVID-19 pandemic and the measures implemented to contain the spread of the virus may have a material adverse impact on our business and results of operations.

In March 2020, the World Health Organization recognized the outbreak of COVID-19 caused by a novel strain of the coronavirus as a pandemic. The pandemic affects all countries in which we operate. The response of governments and societies to the COVID-19 pandemic, which includes temporary closures of businesses; social distancing; travel restrictions, “shelter in place” and other governmental regulations; and reduced consumer spending due to job losses, has significantly impacted volatility in the financial, commodities and energy markets, and general economic conditions. These measures have negatively impacted businesses, market participants, our counterparties and customers, and the global economy and could continue to do so for a prolonged period of time.

Our net interest income and profitability could be negatively affected by lower benchmark interest rates caused by central banks lowering target benchmark rates in an attempt to buffer their economies from the uncertainties around the COVID-19 pandemic.

A substantial portion of our employees have been impacted by local COVID-19 restrictions and have been working remotely. As a result, any disruption to our information technology systems, including from cyber incidents, could have a material adverse effect on our business. We have taken measures to maintain the health and safety of our employees, but widespread illness could negatively affect staffing levels within certain functions or locations. In addition, our ability to recruit, hire and onboard employees could be negatively impacted by COVID-19 restrictions.

The impact of the COVID-19 pandemic on our future financial results could be significant but currently cannot be quantified, as it will depend on numerous evolving factors that cannot be accurately predicted, including, but not limited to, the duration and spread of the pandemic; its impact on our customers, employees and vendors; governmental regulations in response to the pandemic; and the overall impact of the pandemic on the economy and society, among other factors. Any of these events, alone or in combination with others, could exacerbate many of the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 and could have a material adverse effect on our business, financial condition and results of operations.

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
10.2

Form of Limited Liability Company Operating Agreement of IBG Holdings LLC (filed as Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Company on February 12, 2007).**

10.3

Exchange Agreement by and among Interactive Brokers Group, Inc., IBG Holdings LLC, IBG LLC and the Members of IBG LLC (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2009 filed by the Company on November 11, 2009).**

10.4

Tax Receivable Agreement by and between Interactive Brokers Group, Inc. and IBG Holdings LLC (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**

10.5

Interactive Brokers Group, Inc. 2007 Stock Incentive Plan, as of April 19, 2018 (filed as exhibit 10.9 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2018, filed by the Company on August 8, 2018).**+

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

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Extension Schema*
101.CAL	XBRL Extension Calculation Linkbase*
101.DEF	XBRL Extension Definition Linkbase*
101.LAB	XBRL Extension Label Linkbase*
101.PRE	XBRL Extension Presentation Linkbase*
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document.

**   Previously filed; incorporated herein by reference.

+     These exhibits relate to management contracts or compensatory plans or arrangements.

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Condensed Consolidated Financial Statements tagged in detail levels 1-4.

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

Date: May 11, 2020