Form 10-Q
period 2020-06-30
Interactive Brokers Group, Inc.
filed 2020-08-10
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020 OR

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

As of August 5, 2020, there were 78,052,470 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

i

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	June 30,	December 31,
(in millions, except share amounts)	2020	2019
Assets
Cash and cash equivalents	$3,115	$2,882
Cash - segregated for regulatory purposes	12,684	9,400
Securities - segregated for regulatory purposes	33,450	17,824
Securities borrowed	4,836	3,916
Securities purchased under agreements to resell	1,367	3,111
Financial instruments owned, at fair value
Financial instruments owned	819	1,755
Financial instruments owned and pledged as collateral	70	161
Total financial instruments owned, at fair value	889	1,916
Receivables
Customers, less allowance for credit losses of $20 and $86 as of June 30, 2020 and December 31, 2019	25,678	31,304
Brokers, dealers and clearing organizations	1,395	685
Interest	81	158
Total receivables	27,154	32,147
Other assets	470	480
Total assets	$83,965	$71,676
Liabilities and equity
Short-term borrowings	$139	$16
Securities loaned	5,856	4,410
Securities sold under agreements to repurchase	—	1,909
Financial instruments sold, but not yet purchased, at fair value	234	457
Payables
Customers	68,796	56,248
Brokers, dealers and clearing organizations	218	220
Affiliate	123	152
Accounts payable, accrued expenses and other liabilities	341	295
Interest	4	29
Total payables	69,482	56,944
Total liabilities	75,711	63,736
Commitments, contingencies and guarantees (see Note 13)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share
Class A – Authorized - 1,000,000,000, Issued - 78,187,067 and 76,889,040 shares, Outstanding – 78,051,862 and 76,750,110 shares as of June 30, 2020 and December 31, 2019	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of June 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	960	934
Retained earnings	583	520
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of June 30, 2020 and December 31, 2019	(3)	—
Treasury stock, at cost, 135,205 and 138,930 shares as of June 30, 2020 and December 31, 2019	(3)	(3)
Total stockholders’ equity	1,538	1,452
Noncontrolling interests	6,716	6,488
Total equity	8,254	7,940
Total liabilities and equity	$83,965	$71,676

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share or per share amounts)	2020	2019	2020	2019
Revenues
Commissions	$276	$178	$545	$351
Other fees and services	40	35	78	70
Other income (loss)	27	(59)	(4)	45
Total non-interest income	343	154	619	466

Interest income	244	432	613	840
Interest expense	(48)	(173)	(161)	(335)
Total net interest income	196	259	452	505
Total net revenues	539	413	1,071	971

Non-interest expenses
Execution, clearing and distribution fees	76	63	153	124
Employee compensation and benefits	82	75	162	146
Occupancy, depreciation and amortization	17	14	34	28
Communications	7	6	13	12
General and administrative	132	26	169	50
Customer bad debt	3	4	10	47
Total non-interest expenses	317	188	541	407
Income before income taxes	222	225	530	564
Income tax expense	15	15	33	30
Net income	207	210	497	534
Less net income attributable to noncontrolling interests	175	178	419	453
Net income available for common stockholders	$32	$32	$78	$81

Earnings per share
Basic	$0.41	$0.43	$1.01	$1.08
Diluted	$0.40	$0.43	$1.00	$1.07
Weighted average common shares outstanding
Basic	77,357,609	75,868,349	77,054,388	75,486,825
Diluted	78,031,462	76,594,934	77,799,963	76,288,342

Comprehensive income
Net income available for common stockholders	$32	$32	$78	$81
Other comprehensive income
Cumulative translation adjustment, before income taxes	4	4	(3)	3
Income taxes related to items of other comprehensive income	—	—	—	—
Other comprehensive income (loss), net of tax	4	4	(3)	3
Comprehensive income available for common stockholders	$36	$36	$75	$84

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$175	$178	$419	$453
Other comprehensive income - cumulative translation adjustment	18	12	(13)	11
Comprehensive income attributable to noncontrolling interests	$193	$190	$406	$464

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in millions)	2020	2019
Cash flows from operating activities
Net income	$497	$534
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	10	12
Depreciation and amortization	20	14
Amortization of right-of-use assets	10	10
Employee stock plan compensation	29	30
Unrealized (gain) loss on other investments, net	2	(32)
Bad debt expense	10	47
Impairment loss	—	1
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	(15,626)	(4,678)
Securities borrowed	(920)	(697)
Securities purchased under agreements to resell	1,744	(60)
Financial instruments owned, at fair value	1,020	939
Receivables from customers	5,616	1,066
Other receivables	(633)	(19)
Other assets	(1)	(145)
Securities loaned	1,446	64
Securities sold under agreement to repurchase	(1,909)	—
Financial instruments sold, but not yet purchased, at fair value	(223)	(324)
Payable to customers	12,548	5,061
Other payables	6	222
Net cash provided by operating activities	3,646	2,045
Cash flows from investing activities
Purchases of other investments	(2)	(19)
Distributions received and proceeds from sales of other investments	1	2
Purchase of property, equipment and intangible assets	(22)	(45)
Net cash used in investing activities	(23)	(62)
Cash flows from financing activities
Short-term borrowings, net	123	(2)
Dividends paid to stockholders	(15)	(15)
Distributions from IBG LLC to noncontrolling interests	(182)	(98)
Repurchases of common stock for employee tax withholdings under stock incentive plans	(17)	(27)
Proceeds from the sale of treasury stock	18	26
Payments made under the Tax Receivable Agreement	(17)	—
Net cash used in financing activities	(90)	(116)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(16)	14
Net increase in cash, cash equivalents, and restricted cash	3,517	1,881
Cash, cash equivalents, and restricted cash at beginning of period	12,282	10,100
Cash, cash equivalents, and restricted cash at end of period	$15,799	$11,981
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	3,115	3,162
Cash segregated for regulatory purposes	12,684	8,819
Cash, cash equivalents, and restricted cash at end of period	$15,799	$11,981
Supplemental disclosures of cash flow information
Cash paid for interest	$187	$327
Cash paid for taxes, net	$21	$27
Cash paid for amounts included in lease liabilities	$10	$10
Non-cash financing activities
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$21	$24
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(21)	$(24)

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Six Months Ended June 30, 2020

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2020	76,889,040	$1	$934	$(3)	$520	$—	$1,452	$6,488	$7,940
Common stock distributed pursuant to stock incentive plans	311						—		—
Compensation for stock grants vesting in the future			3				3	13	16
Dividends paid to stockholders					(8)		(8)		(8)
Distributions from IBG LLC to noncontrolling interests							—	(53)	(53)
Comprehensive income					46	(7)	39	213	252
Balance, March 31, 2020	76,889,351	$1	$937	$(3)	$558	$(7)	$1,486	$6,661	$8,147
Common stock distributed pursuant to stock incentive plans	1,297,716						—		—
Compensation for stock grants vesting in the future			2				2	11	13
Repurchases of common stock for employee tax withholdings under stock incentive plans				(17)			(17)		(17)
Sales of treasury stock				17			17	1	18
Dividends paid to stockholders					(7)		(7)		(7)
Distributions from IBG LLC to noncontrolling interests							—	(129)	(129)
Adjustments for changes in proportionate ownership in IBG LLC			21				21	(21)	—
Comprehensive income					32	4	36	193	229
Balance, June 30, 2020	78,187,067	$1	$960	$(3)	$583	$(3)	$1,538	$6,716	$8,254

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 18.7% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker specializing in executing and clearing trades in stocks, options, futures, foreign exchange instruments, bonds, mutual funds and exchange traded funds (“ETFs”) on more than 135 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Luxembourg, Switzerland, India, China (Hong Kong and Shanghai), Japan and Australia. As of June 30, 2020, the Company had 1,815 employees worldwide.

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

The impact of the COVID-19 pandemic on the Company could be significant but currently cannot be quantified, as it will depend on numerous evolving factors that currently cannot be accurately predicted, including, but not limited to the duration and spread of the pandemic; its impact on our customers, employees and vendors; governmental regulations in response to the pandemic; and the overall impact of the pandemic on the economy and society; among other factors. Any of these events could have significant accounting and financial reporting implications (i.e., reassessing accounting estimates related to credit losses, valuation of certain investments, deferred tax assets and contingency reserves). We have reviewed our assumptions related to the above estimates and have not made any adjustments.

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

Condensed Consolidated Statements of Comprehensive Income and Operating Business Segment Presentation Changes

As previously disclosed in the Company’s 10-Q for the quarter ended March 31, 2017 and in subsequent filings, the Company intended to eliminate the reporting of separate operating business segments upon its determination that the continued wind-down of the Company’s market making activity rendered it no longer reportable as a business segment. Pursuant to the requirements of FASB ASC Topic 280, “Segment Reporting,” the Company performed a quantitative and a qualitative assessment of its business and determined that its remaining market making activity no longer supports the Company’s reporting of separate business segments. Accordingly, effective the first quarter of 2020 the Company discontinued the reporting of separate business segments. Since the Company’s decision to wind down its market making activities, management has continued to shift its focus to growing and strengthening the Company’s electronic brokerage business. The Company believes the elimination of segment reporting aligns its financial reporting with its business strategy and management’s focus on the electronic brokerage business. For each of the eight quarters during 2018 and 2019, the market making segment’s contribution to the Company’s consolidated net revenues, income before income taxes, and total assets did not exceed 7%, 4%, and 6%, respectively. As a result, effective the first quarter of 2020, the Company modified the presentation of its segment financial information with retrospective application to all prior periods presented.

In addition, effective the first quarter of 2020, the Company changed the presentation of its condensed consolidated statements of comprehensive income to better align with its business strategy. As a result, the Company made the following reclassifications to amounts reported in its condensed consolidated statement of comprehensive income for the three and six months ended June 30, 2019:

•Other fees and services – reclassified $35 million and $70 million for the three and six months ended June 30, 2019 previously reported as other income to other fees and services, which includes market data fees, account activity fees, risk exposure fees, order flow income from options exchange-mandated programs, and revenues from other fees and services. These items have been historically reported as a component of other income.

•Other income – reclassified $6 million and $13 million for the three and six months ended June 30, 2019 previously reported as trading gains to other income as a component of “principal transactions.” Other income includes gains (losses) from principal transactions; the impact of the currency diversification strategy; gains (losses) from equity method investments; and other revenues not directly attributable to the Company’s core business offerings.

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

The Company adopted ASC Topic 326 using the modified retrospective approach for all in-scope assets, which did not result in an adjustment to the opening balance in retained earnings. Results for reporting periods beginning after January 1, 2020 are presented under ASC Topic 326 while prior periods continue to be reported in accordance with previously applicable U.S. GAAP. The impact to the current period is not material since the Company’s in-scope assets are primarily subject to collateral maintenance provisions for which the Company elected to apply the practical expedient of reporting the difference between the fair value of collateral and the amortized cost for the in-scope assets as the allowance for current expected credit losses.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below presents the composition of the Company’s securities segregated for regulatory purposes for the periods indicated.

	June 30,	December 31,
	2020	2019

	(in billions)
U.S. government securities	$5.0	$3.8
Securities purchased under agreements to resell [1]	28.5	14.0
	$33.5	$17.8

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

The table below presents the composition of the Company’s investments for the periods indicated.

	June 30,	December 31,
	2020	2019

	(in millions)
Equity method investments[1]	$21	$22
Investments in equity securities at adjusted cost[2]	7	5
Investments in equity securities at fair value[2]	42	36
Investments in exchange memberships and equity securities of certain exchanges[2]	3	3
	$73	$66

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

•The allowance shall reflect managements’ estimate of credit losses over the life of the asset taking future economic changes into consideration.

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

FASB Standards issued but not adopted as of June 30, 2020

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

Currency Risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments. The Company manages this risk using spot (i.e., cash) currency transactions, currency futures contracts and currency forward contracts. The Company actively manages its currency exposure using a currency diversification strategy that is based on a defined basket of 14 currencies internally referred to as the “GLOBAL.” These strategies minimize the fluctuation of the Company’s net worth as expressed in GLOBALs, thereby diversifying its risk in alignment with these global currencies, weighted by the Company’s view of their importance. As the Company’s financial results are reported in U.S. dollars, the change in the value of the GLOBAL as expressed in U.S. dollars affects the Company’s earnings. The impact of this currency diversification strategy in the Company’s earnings is included in other income in the condensed consolidated statements of comprehensive income. As a result of a periodic assessment, the Company reduced the number of currencies in the GLOBAL and realigned the relative weights of each component to better reflect the global diversification of its business going forward. The Company removed the Danish krone (DKK), the Mexican peso (MXN), the Norwegian krone (NOK) and the Swedish krona (SEK). The new composition contains 10 currencies, down from 14 in the prior composition. The new composition took effect as of the close of business on June 30, 2020 and the conversion to the new targeted currency holdings took place shortly thereafter.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of June 30, 2020, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.  Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of June 30, 2020.

	IBG, Inc.	Holdings	Total
Ownership %	18.7%	81.3%	100.0%
Membership interests	78,057,622	338,670,642	416,728,264

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

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of June 30, 2020 and December 31, 2019, 1,000,000,000 shares of Class A common stock were authorized, of which 78,187,067 and 76,889,040 shares have been issued; and 78,051,862 and 76,750,110 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of June 30, 2020 and December 31, 2019, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of June 30, 2020 and December 31, 2019, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of June 30, 2020 and December 31, 2019, the unamortized balance of these deferred tax assets was $105 million and $116 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid-in capital arising from stock offerings from the date of the IPO through June 30, 2020 were $499 million, $424 million, and $75 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $205 million through June 30, 2020 pursuant to the terms of the Tax Receivable Agreement.

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

As a consequence of these redemption transactions, and distribution of shares to employees (see Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 18.7%, with Holdings owning the remaining 81.3% as of June 30, 2020. The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 89.4% as of June 30, 2020.

On July 27, 2020, the Company filed a Prospectus Supplement on Form 424B (File Number 333-240121) with the SEC to register up to 990,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of an offer to receive such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

platform, increase assets held with the Company’s brokerage business and enhance customer loyalty. Assuming all shares are issued, IBG Inc.’s interest in IBG LLC would increase from 18.7% to 18.9%.

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions, except share or per share amounts)
Basic earnings per share
Net income available for common stockholders	$32	$32	$78	$81
Weighted average shares of common stock outstanding
Class A	77,357,509	75,868,249	77,054,288	75,486,725
Class B	100	100	100	100
	77,357,609	75,868,349	77,054,388	75,486,825
Basic earnings per share	$0.41	$0.43	$1.01	$1.08

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions, except share or per share amounts)
Diluted earnings per share
Net income available for common stockholders	$32	$32	$78	$81
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	77,357,509	75,868,249	77,054,288	75,486,725
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	673,853	726,585	745,575	801,517
Class B	100	100	100	100
	78,031,462	76,594,934	77,799,963	76,288,342
Diluted earnings per share	$0.40	$0.43	$1.00	$1.07

Member Distributions and Stockholder Dividends

During the six months ended June 30, 2020, IBG LLC made distributions totaling $224 million, to its members, of which IBG, Inc.’s proportionate share was $42 million. In March and June, 2020, the Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $8 million and $7 million, respectively.

On July 21, 2020, the Company declared a cash dividend of $0.10 per common share, payable on September 14, 2020 to stockholders of record as of September 1, 2020.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5.  Comprehensive Income

The table below presents comprehensive income and earnings per share on comprehensive income for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$36	$36	$75	$84

Earnings per share on comprehensive income
Basic	$0.46	$0.47	$0.97	$1.11
Diluted	$0.46	$0.46	$0.96	$1.10
Weighted average common shares outstanding
Basic	77,357,609	75,868,349	77,054,388	75,486,825
Diluted	78,031,462	76,594,934	77,799,963	76,288,342

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

	Financial Assets at Fair Value as of June 30, 2020

	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$4,975	$—	$—	$4,975
Financial instruments owned, at fair value
Stocks	295	—	1	296
Options	550	—	—	550
Warrants	—	—	—	—
U.S. and foreign government securities	37	—	—	37
Corporate bonds	—	—	3	3
Currency forward contracts	—	3	—	3
Total financial instruments owned, at fair value	882	3	4	889

Other assets - other investments at fair value	42	—	—	42
Total financial assets at fair value	$5,899	$3	$4	$5,906

	Financial Liabilities at Fair Value as of June 30, 2020
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$135	$—	$—	$135
Options	93	—	—	93
Currency forward contracts	—	6	—	6
Total financial instruments sold, but not yet purchased, at fair value	228	6	—	234
Total financial liabilities at fair value	$228	$6	$—	$234

	Financial Assets at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$3,797	$—	$—	$3,797
Financial instruments owned, at fair value
Stocks	540	—	—	540
Options	1,333	—	—	1,333
Warrants	—	—	—	—
U.S. and foreign government securities	34	—	—	34
Corporate bonds	—	—	3	3
Currency forward contracts	—	6	—	6
Total financial instruments owned, at fair value	1,907	6	3	1,916

Other assets - other investments at fair value	36	—	—	36
Total financial assets at fair value	$5,740	$6	$3	$5,749

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Liabilities at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$183	$—	$—	$183
Options	273	—	—	273
Currency forward contracts	—	1	—	1
Total financial instruments sold, but not yet purchased, at fair value	456	1	—	457
Total financial liabilities at fair value	$456	$1	$—	$457

Level 3 Financial Assets and Financial Liabilities

The Company’s Level 3 financial assets are comprised of delisted and illiquid securities reported within financial instruments owned, at fair value in the condensed consolidated statements of financial condition. As of June 30, 2020, Level 3 financial assets included $3 million in corporate bonds and $1 million in stocks which were not traded in active markets and were valued by the Company based on internal estimates.

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

	June 30, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$3,115	$3,115	$3,115	$—	$—
Cash - segregated for regulatory purposes	12,684	12,684	12,684	—	—
Securities - segregated for regulatory purposes	28,475	28,475	—	28,475	—
Securities borrowed	4,836	4,836	—	4,836	—
Securities purchased under agreements to resell	1,367	1,367	—	1,367	—
Receivables from customer	25,678	25,678	—	25,678	—
Receivables from broker, dealers, and clearing organizations	1,395	1,395	—	1,395	—
Interest receivable	81	81	—	81	—
Other assets	10	10	—	2	8
Total financial assets, not measured at fair value	$77,641	$77,641	$15,799	$61,834	$8

Financial liabilities, not measured at fair value
Short-term borrowings	$139	$139	$—	$139	$—
Securities loaned	5,856	5,856	—	5,856	—
Payables to customer	68,796	68,796	—	68,796	—
Payables to brokers, dealers and clearing organizations	218	218	—	218	—
Interest payable	4	4	—	4	—
Total financial liabilities, not measured at fair value	$75,013	$75,013	$—	$75,013	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$2,882	$2,882	$2,882	$—	$—
Cash - segregated for regulatory purposes	9,400	9,400	9,400	—	—
Securities - segregated for regulatory purposes	14,027	14,027	—	14,027	—
Securities borrowed	3,916	3,916	—	3,916	—
Securities purchased under agreements to resell	3,111	3,111	—	3,111	—
Receivables from customer	31,304	31,304	—	31,304	—
Receivables from broker, dealers, and clearing organizations	685	685	—	685	—
Interest receivable	158	158	—	158	—
Other assets	9	9	—	3	6
Total financial assets, not measured at fair value	$65,492	$65,492	$12,282	$53,204	$6

Financial liabilities, not measured at fair value
Short-term borrowings	$16	$16	$—	$16	$—
Securities loaned	4,410	4,410	—	4,410	—
Securities sold under agreements to repurchase	1,909	1,909	—	1,909	—
Payables to customer	56,248	56,248	—	56,248	—
Payables to brokers, dealers and clearing organizations	220	220	—	220	—
Interest payable	29	29	—	29	—
Total financial liabilities, not measured at fair value	$62,832	$62,832	$—	$62,832	$—

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The tables below present the netting of financial assets and of financial liabilities for the periods indicated.

	June 30, 2020
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$28,475 [1]	$—		$28,475	$(28,475)	$—
Securities borrowed	4,836	—		4,836	(4,655)	181
Securities purchased under agreements to resell	1,367	—		1,367	(1,367)	—
Financial instruments owned, at fair value
Options	550	—		550	(93)	457
Currency forward contracts	3	—		3	—	3
Total	$35,231	$—		$35,231	$(34,590)	$641

	(in millions)
Offsetting of financial liabilities
Securities loaned	$5,856	$—	$5,856	$(5,559)	$297
Financial instruments sold, but not yet purchased, at fair value
Options	93	—	93	(93)	—
Currency forward contracts	6	—	6	—	6
Total	$5,955	$—	$5,955	$(5,652)	$303

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2019
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$14,027 [1]	$—		$14,027	$(14,027)	$—
Securities borrowed	3,916	—		3,916	(3,765)	151
Securities purchased under agreements to resell	3,111	—		3,111	(3,111)	—
Financial instruments owned, at fair value
Options	1,333	—		1,333	(267)	1,066
Currency forward contracts	6	—		6	—	6
Total	$22,393	$—		$22,393	$(21,170)	$1,223

	(in millions)
Offsetting of financial liabilities
Securities loaned	$4,410	$—	$4,410	$(4,186)	$224
Securities sold under agreements to repurchase	1,909	—	1,909	(1,909)	—
Financial instruments sold, but not yet purchased, at fair value
Options	273	—	273	(267)	6
Currency forward contracts	1	—	1	—	1
Total	$6,593	$—	$6,593	$(6,362)	$231

________________________

(1)As of June 30, 2020 and December 31, 2019, the Company had $28.5 billion and $14.0 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

(2)The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 at June 30, 2020 and December 31, 2019.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The tables below present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged for the periods indicated.

	June 30, 2020
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities loaned
Stocks	$5,794	$—	$—	$—	$5,794
Corporate bonds	62	—	—	—	62
Total	$5,856	$—	$—	$—	$5,856

	December 31, 2019
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities loaned
Stocks	$4,356	$—	$—	$—	$4,356
Corporate bonds	54	—	—	—	54
Total securities loaned	4,410	—	—	—	4,410

Securities sold under agreements to repurchase
U.S. government securities	1,909	—	—	—	1,909
Total	$6,319	$—	$—	$—	$6,319

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of June 30, 2020 and December 31, 2019, approximately $25.7 billion and $31.3 billion, respectively, of customer margin loans were outstanding.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below presents a summary of the amounts related to collateralized transactions for the periods indicated.

	June 30, 2020		December 31, 2019
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)
Securities lending transactions	$36,467	$4,735	$31,994	$3,944
Securities purchased under agreements to resell transactions [1]	29,828	29,551	17,185	16,627
Customer margin assets	29,490	10,220	34,156	11,189
	$95,785	$44,506	$83,335	$31,760

________________________

(1)As of June 30, 2020, $28.5 billion or 96% (as of December 31, 2019, $14.0 billion or 84%) of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of June 30, 2020 and December 31, 2019, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

The table below presents financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, for the periods indicated.

	June 30,	December 31,
	2020	2019

	(in millions)
Stocks	$33	$128
U.S. and foreign government securities	37	33
	$70	$161

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Disaggregation of Revenue

The tables below present revenue from contracts with customers by geographic location, and major types of services for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions)
Geographic location [1]
United States	$200	$154	$397	$302
International	116	59	226	119
	$316	$213	$623	$421

Major types of services
Commissions	$276	$178	$545	$351
Market data fees [2]	15	11	28	23
Risk exposure fees [2]	1	5	5	9
Payments for order flow [2]	7	6	14	11
Minimum activity fees [2]	7	6	13	13
Other [2]	10	7	18	14
	$316	$213	$623	$421

_____________________________

(1)Based on the location of the subsidiaries in which the revenues are recorded.

(2)Included in other fees and services in the condensed consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $11 million and $10 million, as of June 30, 2020 and December 31, 2019, respectively, are reported in other assets in the condensed consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized prior to the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in other assets in the condensed consolidated statements of financial condition. As of June 30, 2020 and December 31, 2019, contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. As of June 30, 2020 and December 31, 2019, contract liability balances were not material.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

9.  Other Income

The table below presents the components of other income for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions)
Principal transactions	$12	$(54)	$22	$69
Gains (losses) from currency diversification strategy, net	16	(6)	(33)	(25)
Other, net	(1)	1	7	1
	$27	$(59)	$(4)	$45

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

10.  Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based operating subsidiaries who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in employee compensation and benefits expenses in the condensed consolidated statements of comprehensive income were $2 million of plan contributions for each of the six months ended June 30, 2020 and 2019.

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

______________________________

(1)Stock Incentive Plan number of granted restricted stock units related to 2019 was adjusted by 343 additional restricted stock units during the six months ended June 30, 2020.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, no vested awards remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $29 million and $30 million for the six months ended June 30, 2020 and 2019, respectively. Estimated future compensation costs for unvested awards, net of credits for cancelled awards, as of June 30, 2020 are $31 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes the Stock Incentive Plan activity for the periods indicated.

Stock
Incentive Plan
Units
Balance, December 31, 2019 [1]	5,127,915
Granted	—
Cancelled	(67,507)
Distributed	(1,298,027)
Balance, June 30, 2020	3,762,381

_____________________________

(1)Stock Incentive Plan number of granted restricted stock units related to 2019 was adjusted by 343 additional restricted stock units during the six months ended June 30, 2020.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company. Through June 30, 2020, a total of 1,066,295 restricted stock units have been distributed under these post-employment provisions. These distributions are included in the table above.

11.  Income Taxes

Income tax expense for the six months ended June 30, 2020 and 2019 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are held directly through a U.S. partnership. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is generally the obligation of the noncontrolling interests. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

As of and for the six months ended June 30, 2020 and 2019, the Company had no valuation allowances on deferred tax assets.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of June 30, 2020, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2014, and to non-U.S. income tax examinations for tax years prior to 2009.

As of June 30, 2020, accumulated earnings held by non-U.S. subsidiaries totaled $1.3 billion (as of December 31, 2019 $1.3 billion). Of this amount, approximately $0.2 billion (as of December 31, 2019 $0.2 billion) is attributable to earnings of the Company’s foreign subsidiaries that are considered “pass-through” entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for U.S. tax purposes and when they are remitted. With respect to certain of these subsidiaries’ accumulated earnings, approximately $0.2 billion and $0.2 billion as of June 30, 2020 and December 31, 2019, respectively, would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution upon repatriation. The Company has not provided for its proportionate share of additional foreign taxes or deferred U.S. tax on cumulative translation adjustments associated with certain foreign pass-through entities as it does not intend to repatriate these earnings in the foreseeable future.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

12.  Leases

All of the Company’s leases are classified as operating leases and primarily consist of real estate leases for corporate offices, data centers, and other facilities. As of June 30, 2020, the weighted-average remaining lease term on these leases is approximately 8 years and the weighted-average discount rate used to measure the lease liabilities is approximately 4.11%. For the six months ended June 30, 2020, right-of-use assets obtained under operating leases were $1 million. The Company’s lease agreements do not contain any residual value guarantees, restrictions or covenants.

The table below presents balances reported in the unaudited condensed consolidated statements of financial condition related to the Company’s leases for the period indicated.

	June 30, 2020	December 31, 2019
	(in millions)
Right-of-use assets[1]	$110	$118
Lease liabilities[1]	$118	$124

__________________________

(1)Right-of-use assets are included in other assets and lease liabilities are included in accounts payable, accrued expenses and other liabilities in the Company’s unaudited condensed consolidated statements of financial condition.

The table below presents balances reported in the unaudited condensed consolidated statements of comprehensive income related to the Company’s leases for the period indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Operating lease cost	$6	$6	$12	$12
Variable lease cost	1	1	2	2
Total lease cost	$7	$7	$14	$14

The tables below reconcile the undiscounted cash flows of the Company’s leases to the present value of its operating lease payments for the periods indicated.

June 30, 2020
(in millions)
2020 (remaining)	$10
2021	17
2022	17
2023	15
2024	14
2025	14
Thereafter	56
Total undiscounted operating lease payments	143
Less: imputed interest	(25)
Present value of operating lease liabilities	$118

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019
Year	(in millions)
2020	$19
2021	17
2022	17
2023	15
2024	13
Thereafter	69
Total undiscounted operating lease payments	150
Less: imputed interest	(26)
Present value of operating lease liabilities	$124

13.  Commitments, Contingencies and Guarantees

Claims Against Customers

Over an extended period in 2018, a small number of the Company’s customers had taken relatively large positions in a security listed on a major U.S. exchange. The Company extended margin loans against the security at a conservatively high collateral requirement. In December 2018, within a very short timeframe, this security lost a substantial amount of its value. During the quarter ended March 31, 2019, subsequent price declines in the stock have caused these accounts to fall into deficits, despite the Company’s efforts to liquidate the customers’ positions. For the quarter ended June 30, 2020, the Company has recognized an aggregate loss of approximately $42 million. The maximum aggregate loss, which would occur if the security’s price fell to zero and none of the debts were collected, would be approximately $50 million. The Company continues to evaluate pursuing the collection of the debts, although debt collection efforts are inherently difficult and uncertain. The ultimate effect of this incident on the Company’s results will depend upon market conditions and the outcome of the Company’s debt collection efforts.

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of June 30, 2020 and 2019, reserves provided for potential losses related to litigation matters were not material.

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

The United States Court of Appeals for the Federal Circuit vacated the CBM Review determinations of invalidity for four patents, concluding that these patents were not eligible for CBM Review. The District Court trial with respect to these four patents is scheduled for April 2021.

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

On September 28, 2016, the District Court issued an order granting the Company’s motion to dismiss the complaint in its entirety, and without providing plaintiff leave to amend. On September 28, 2017, plaintiff appealed to the United States Court of Appeals for the Second Circuit. On September 26, 2018, the Court of Appeals affirmed the dismissal of plaintiff’s claims of breach of contract and commercially unreasonable liquidation but vacated and remanded back to the District Court plaintiff’s claims for negligence. On November 30, 2018, the plaintiff filed a second amended complaint. The Company filed a motion to dismiss the new complaint on January 15, 2019, which was denied on September 30, 2019. On December 9, 2019, the Company filed a motion requesting that the District Court certify to the Connecticut Supreme Court two questions of Connecticut law directly relevant to the motion to dismiss. The Court denied the Company’s motion to certify on May 15, 2020. Currently, Plaintiff’s motion for class certification is due on February 17, 2021. Regardless of the outcome of this motion, the Company does not believe that a purported class action is appropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any particular customer’s margin-deficient account. IB LLC and the related defendants intend to continue to defend themselves vigorously against the case and, consistent with past practice in connection with this type of unwarranted action, any potential claims for counsel fees and expenses incurred in defending the case may be fully pursued against the plaintiff.

Regulatory Matters

The Company is subject to regulatory oversight and examination by numerous governmental and self-regulatory authorities in the normal course of business and it is currently providing information to certain of such authorities. The Company has provided information to the Financial Industry Regulatory Authority, the SEC, and the Commodities and Futures Trading Commission (“CFTC”) concerning its historical anti-money laundering and Bank Secrecy Act practices and procedures, and these agencies have indicated that they believe that these historical practices and procedures were inadequate. The Company periodically reviews these practices and procedures to make them more robust and to respond to changing regulatory standards; and it has been enhancing and augmenting them, including hiring additional personnel, over the past several years.

The Company has reached agreement with these agencies to settle matters arising from their reviews, although the settlements have not yet been made public. The settlements will entail monetary payments and the retention of an independent consultant to review the implementation of the Company’s enhanced practices and procedures. The Company has a reserve that is adequate for such settlements. The Company is also cooperating with a Department of Justice inquiry concerning these matters, and while its outcome cannot be predicted, the Company does not believe that the resolution of this inquiry is likely to have a materially adverse effect on the Company’s financial results.

West Texas Intermediate Crude Oil Event

On April 20, 2020 the energy markets exhibited extraordinary price activity in the New York Mercantile Exchange (“NYMEX”) West Texas Intermediate Crude Oil contract. The price of the May 2020 contract dropped to an unprecedented negative price of $37.63. This price was the basis for determining the settlement price for cash-settled futures contracts traded on the CME Globex and also for a separate, expiring cash-settled futures contract listed on the Intercontinental Exchange Europe (“ICE Europe”). Several of the Company’s customers held long positions in these CME and ICE Europe futures contracts, and as a result they incurred losses, including losses in excess of the equity in their accounts. The Company fulfilled the required variation margin settlements with the respective clearinghouses on behalf of its customers. While the Company originally recognized an aggregate provisionary loss of approximately $88 million, the Company has since determined to compensate certain affected customers in connection with their losses resulting from the futures contracts settling at a price below zero. As a result, the Company will recognize a revised aggregate loss of approximately $104 million. The Company does not believe that this loss will have a material effect on its financial condition.

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

14.  Geographic Information

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions)
Net revenues
United States	$390	$310	$763	$771
International	149	103	308	200
Total net revenues	$539	$413	$1,071	$971

Income before income taxes
United States	$174	$182	$418	$495
International	48	43	112	69
Total income before income taxes	$222	$225	$530	$564

15.  Regulatory Requirements

As of June 30, 2020, aggregate excess regulatory capital for all of the operating subsidiaries was $6.1 billion.

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

The table below summarizes capital, capital requirements and excess regulatory capital as of June 30, 2020.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$5,063	$452	$4,611
IBKRFS	579	21	558
IBHK	371	187	184
Other regulated operating subsidiaries	810	48	762
	$6,823	$708	$6,115

Regulatory capital requirements could restrict the operating subsidiaries from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain operating subsidiaries are subject to other regulatory restrictions and requirements.

As of June 30, 2020, all of the regulated operating subsidiaries were in compliance with their respective regulatory capital requirements.

16.  Related Party Transactions

Receivable from affiliate, reported in other assets in the condensed consolidated statement of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the condensed consolidated statements of financial condition as of June 30, 2020 and December 31, 2019 were accounts receivable from directors, officers and their affiliates of $10 million and $23 million, respectively, and payables of $800 million and $939 million, respectively. The Company may extend credit to these related parties in connection with margin and securities loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

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

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 18.7% of the membership interests of IBG LLC. The remaining approximately 81.3% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder and Chairman, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of June 30, 2020.

	IBG, Inc.	Holdings	Total
Ownership %	18.7%	81.3%	100.0%
Membership interests	78,057,622	338,670,642	416,728,264

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

As previously disclosed in our 10-Q for the quarter ended March 31, 2017 and in subsequent filings, we intended to eliminate the reporting of separate operating business segments upon our determination that the continued wind-down of our market making activity rendered it no longer reportable as a business segment. Pursuant to the requirements of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting,” we performed a quantitative and a qualitative assessment of our business and determined that our remaining market making activity no longer supports our reporting of separate business segments. Accordingly, effective the first quarter of 2020, we discontinued the reporting of separate business segments. Since our decision to wind down our market making activities, management has continued to shift its focus to growing and strengthening our electronic brokerage business. We believe the elimination of segment reporting aligns our financial reporting with our business strategy and management’s focus on the electronic brokerage business. The remaining market making activity is now reported as a component of “principal transactions,” which is included in other income in the consolidated statements of comprehensive income.

Effective the first quarter of 2020, we also changed the presentation of our consolidated statements of comprehensive income to better align with our business strategy. Previously reported amounts have been adjusted to conform with the new presentation. See “Condensed Consolidated Statements of Comprehensive Income and Operating Business Segment Presentation Changes” in Note 2 – “Significant Accounting Policies” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Our customer base is diverse with respect to geography and segments. Currently, approximately 73% of our customers reside outside the U.S. in over 200 countries and territories, and over 50% of new customers come from outside the U.S. Approximately 64% of our customers’ equity is in institutional accounts such as hedge funds, financial advisors, proprietary trading desks and introducing brokers. Specialized products and services that we have developed are successfully attracting these accounts. For example, we offer prime brokerage services, including financing and securities lending to hedge funds; our model portfolio technology and automated share allocation and rebalancing tools are particularly attractive to financial advisors; and our trading platform, global access and low pricing attract introducing brokers.

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

•Mutual Fund Marketplace – The Mutual Fund Marketplace offers our customers access to more than 25,000 mutual funds worldwide, including over 21,000 no-load and over 8,000 no-transaction-fee funds from more than 290 fund families.

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

We provide a host of analytical and business tools such as EmployeeTrackSM which is widely used by compliance officers of financial, legal, consulting and accounting institutions, among others, to streamline the process of tracking their employees’ brokerage activities. The Probability Lab® allows our customers to analyze option strategies under various market assumptions. Risk NavigatorSM is a real-time market risk management platform that allows our customers to measure risk exposure across multiple asset classes around the globe. Portfolio BuilderSM allows our customers to set up an investment strategy based on research and rankings from top research providers and fundamental data. Interactive AdvisorsSM recruits registered financial advisors, vets them, analyzes their investment track records, groups them by their risk profile, and allows retail investors to assign their accounts to be traded by one or more advisors. In addition, for experienced investors and traders looking to start their own investment advisor firms, our Greenwich ComplianceSM affiliate offers direct expert registration and start-up compliance services, as well as answers to basic day-to-day compliance questions. Greenwich ComplianceSM professionals have regulatory and industry experience, and they can help investment advisors trading on our electronic brokerage platform meet their registration and compliance needs.

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

•As announced on April 9, 2020, the Company donated $5 million to assist efforts to provide food and support for people affected by the COVID-19 pandemic in the United States as well as to advance medical solutions.

The effects of the COVID-19 pandemic on the Company’s financial results for the second quarter of 2020 can be summarized as follows: (1) higher commission revenue due to increased trading activity and a higher rate of customer accounts opened during this period; and (2) lower net interest income resulting from Central banks adopting lower benchmark interest rates and smaller aggregate margin loans extended to customers as they deleveraged their exposures.

The impact of the COVID-19 pandemic on the Company’s future financial results could be significant but currently cannot be quantified, as it will depend on numerous evolving factors that currently cannot be accurately predicted, including, but not limited to, the duration and spread of the pandemic; its impact on our customers, employees and vendors; governmental regulations in response to the pandemic; and the overall impact of the pandemic on the economy and society; among other factors. Any of these events could have a materially adverse effect on the Company’s financial results.

Business Environment

During the quarter ended June 30, 2020 (“current quarter”), U.S. market volatility, as measured by the average Chicago Board Options Exchange Volatility Index (“VIX®”), more than doubled from the quarter ended June 30, 2019 (“prior year quarter”). The average VIX was 34.9 and ranged from a peak of 57 to a low of 25 as the markets absorbed the possible range of long- and short-term impacts of the COVID-19 pandemic. In contrast, during the prior year quarter, the VIX ® moved in a much narrower range of 12 to 21, reflecting a general perception of a more stable outlook. The current quarter’s high VIX ® readings corresponded with dramatically higher trading activity. Equity market indices around the globe were predominantly up in the current quarter, with the S&P 500 Index increasing 18%. Nearly all European and Asia/Pacific markets also rose.

Among our customer base, volatility is highly correlated with customer trading activity across product types. In the current quarter, consistently high volatility led to strong increases in trading volume worldwide. Customer options, futures and stock volumes were up 64%, 34% and 63%, respectively, and foreign exchange dollar volumes were up 55%, compared to the prior year quarter.

In five actions taken since the prior year quarter, the Federal Reserve brought its benchmark target rate down to near zero. As a result, U.S. interest rates, as measured by the average federal funds effective rate, decreased to 0.06% in the current quarter from 2.40% in the prior year quarter. U.S. rates also continue to exhibit a relatively flat yield curve, which limits our opportunities to earn more net interest income on interest-sensitive assets. Benchmark rates in many other countries are also zero, and in some cases negative. This has served to reduce our net interest income versus the prior year quarter, despite a 29% increase in average customer credit balances and the reduction in our expense of interest paid on these balances, which benefits us.

Stay-at-home conditions brought on by the COVID-19 pandemic seem to have prompted people around the world to use their available time productively by opening brokerage accounts, and our total customer accounts increased 36% from the prior year quarter to 876 thousand. The rise was driven by growth in all segments and regions, and a particularly large increase in individual accounts worldwide. Customer equity increased 33% to $203.2 billion as solid inflows from both new and existing customers continued, against a backdrop of rising markets globally. Institutional customers, such as hedge funds, mutual funds, introducing brokers, proprietary trading groups and financial advisors, comprised approximately 45% of total accounts as of June 30, 2020, versus 51% in the prior year quarter. Strong growth in our individual segment accounts, which were up 50%, and slower, though still positive, growth in our institutional segments accounted for this difference. Customers continue to seek our superior technology, execution capabilities, and our ability to offer a broad range of products and global market access.

The following is a summary of the key profit drivers that affect our business and how they compared to the prior year quarter:

Global trading volumes. According to industry data, average daily volumes in U.S. exchange-listed equity-based options increased by 47%, and in U.S. listed cash equities by 66%, while U.S. futures decreased by 16%, compared to the prior year quarter. As noted above, there was a significant increase in trading activity with consistently high volatility throughout the quarter, compared to the prior year quarter, which boosted industry and Company transaction revenues. Note that while options, futures and U.S. cash equities volumes represent most of our volumes and are readily comparable measures, they reflect only a portion of the global volumes that generate our commission revenue. See “Trading Volumes and Customer Statistics” below in this Item 2 for additional details regarding our trade volumes, contract and share volumes, and customer statistics.

Volatility. Average U.S. market volatility, as measured by the VIX ®, increased 130% to 34.9 in the current quarter, from 15.2 in the prior year quarter. Higher volatility improves our performance because it generally corresponds to higher trading volumes. In the current quarter, which sustained the high volatility seen in the first quarter, industry trading activity continued to rise, and our customer trading activity rose commensurately.

Interest Rates. The U.S. Federal Reserve’s target federal funds rate range in the current quarter remained at zero to 25 basis points, similar to rates in many other currencies, with the exception of those where rates are negative. Low benchmark rates can lead to lower net interest income and a narrower net interest margin. As our margin balances are tied to benchmark rates, with a minimum charge of 75 basis points in U.S. dollars, low interest rates limit the interest we receive on our customer margin balances. Low rates also reduce the interest we earn on our segregated cash, the majority of which is invested in U.S. government securities and related instruments, as higher-yielding investments mature and are reinvested at current lower rates. As an offset, lower rates also reduce our interest expense, as, for example in U.S. dollars, we pay interest to customers when the federal funds effective rate is above 0.50%. We continue to offer among the lowest rates on our margin lending. We believe our low rates on margin borrowing are an important factor that attracts customers to our platform.

While the interest we pay on customer cash balances, and the interest we earn on customer margin loans, is based on fixed spreads around benchmark rates (or, in the case of customer margin loans currently, a fixed minimum), we earn interest on rising balances. And, in a normalized rate environment, additional net interest income is earned on low- or non-interest-bearing customer balances, e.g., on securities accounts with less than $100,000 in equity. Net interest income decreased compared to the prior year quarter as the average federal funds effective rate decreased to 0.06% from 2.40% in the prior year quarter. In addition, average margin loan balances decreased 13% compared to the prior year quarter. However, they rebounded over the course of the current quarter, with period-end balances 13% above the current quarter average, as customers began to show renewed appetite for leverage. Average customer credit balances rose 29% over the prior year quarter, driven by a strong inflow of new accounts worldwide, sustaining a historical trend that growth in our clients’ cash has been consistent and over time outpaces the variable growth and contraction in margin loans.

Currency fluctuations. As a global electronic broker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in proportion to a defined basket of 14 currencies we call the “GLOBAL” to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current quarter the value of the GLOBAL, as measured in U.S. dollars, increased 0.50% compared to its value as of March 31, 2020, which had a positive impact on our comprehensive earnings for the current quarter.

As a result of a periodic assessment, the Company reduced the number of currencies in the GLOBAL and realigned the relative weights of each component to better reflect the global diversification of its business going forward. The Company removed the Danish krone (DKK), the Mexican peso (MXN), the Norwegian krone (NOK) and the Swedish krona (SEK). The new composition contains 10 currencies, down from 14 in the prior composition. The new composition took effect as of the close of business on June 30, 2020 and the conversion to the new targeted currency holdings took place shortly thereafter.

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

Diluted earnings per share were $0.40 for the current quarter, compared to diluted earnings per share of $0.43 for the prior year quarter. Adjusted diluted earnings per share were $0.57 for both the current quarter and the prior year quarter. The calculation of diluted earnings per share is detailed in Note 4 – “Equity and Earnings per Share” to the unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For the current quarter, our net revenues were $539 million and income before income taxes was $222 million, compared to net revenues of $413 million and income before income taxes of $225 million in the prior year quarter. Adjusted net revenues were $523 million and adjusted income before income taxes was $310 million, compared to adjusted net revenues of $488 million and adjusted income before income taxes of $300 million in the prior year quarter.

Diluted earnings per share were $1.00 for the six months ended June 30, 2020 (“current six-month period”), compared to $1.07 for the six months ended June 30, 2019 (“prior year six-month period”). Adjusted diluted earnings per share were $1.26 for the current six-month period compared to $1.12 for the prior year six-month period. The calculation of diluted earnings per share is detailed in Note 4 to the condensed consolidated financial statements, elsewhere in this report.

For the current six-month period, our net revenues were $1,071 million and income before income taxes was $530 million, compared to net revenues of $971 million and income before income taxes of $564 million in the prior year six-month period. Adjusted net revenues were $1,104 million and adjusted income before income taxes was $667 million in the current six-month period, compared to adjusted net revenues of $956 million and adjusted income before income taxes of $591 million in the prior year six-month period.

The financial highlights for the current quarter were:

•Commission revenue showed strong growth, increasing $98 million, or 55%, from the prior year quarter on higher customer trading volume within an active trading environment worldwide.

•Net interest income decreased $63 million, or 24%, from the prior year quarter primarily due to lower average federal funds effective rate, which decreased to 0.06% from 2.40% in the prior year quarter.

•Other income increased $86 million from the prior year quarter. This increase was mainly comprised of (1) $88 million related to our strategic investment in Up Fintech Holding Limited (“Tiger Brokers”), which swung to a $14 million mark-to-market gain in the current quarter from a $74 million mark-to-market loss in the prior year quarter; and (2) $22 million related to our currency diversification strategy, which gained $16 million in the current quarter compared to a loss of $6 million in the prior year quarter; partially offset by (3) $18 million related to our U.S. Government securities portfolio, which swung to a $13 million mark-to-market loss in the current quarter compared to a $5 million mark-to-market gain in the prior year quarter.

•General and administrative expenses increased $106 million from the prior year quarter, primarily due to $103 million in expenses incurred to compensate certain affected customers in connection with their losses resulting from the West Texas Intermediate Crude Oil futures contracts settling at a price below zero on April 20, 2020, as described below.

•Pretax profit margin was 41% for the current quarter, down from 54% in the prior year quarter. Adjusted pretax profit margin for the current quarter was 59%, down from 61% in the prior year quarter.

•Total equity was $8.3 billion.

In connection with our currency diversification strategy (i.e., GLOBALs) as of June 30, 2020, approximately 29% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy increased our comprehensive earnings by $38 million (compared to an increase of $10 million in the prior year quarter), as the U.S. dollar value of the GLOBAL increased by approximately 0.50%, compared to its value as of March 31, 2020. The effects of our currency diversification strategy are reported as (1) a component of other income (gain of $16 million) in the consolidated statement of comprehensive income and (2) other comprehensive income (“OCI”) (gain of $22 million) in the consolidated statement of financial condition and the consolidated statement of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

As a result of a periodic assessment, we decided to reduce the number of currencies in the GLOBAL and realign the relative weights of each component to better reflect the global diversification of its business going forward. We removed the Danish krone (DKK), the Mexican peso (MXN), the Norwegian krone (NOK) and the Swedish krona (SEK). The new composition contains 10 currencies, down from 14 in the prior composition. The new composition took effect as of the close of business on June 30, 2020 and the conversion to the new targeted currency holdings took place shortly thereafter.

West Texas Intermediate Crude Oil Event

On April 20, 2020 the energy markets exhibited extraordinary price activity in the New York Mercantile Exchange ("NYMEX") West Texas Intermediate Crude Oil futures contract. The price of the May 2020 physically-settled futures contract dropped to an unprecedented negative price of $37.63. This price was the basis for determining the settlement price for cash-settled futures contracts traded on the CME Globex and also for a separate, expiring cash-settled futures contract listed on the Intercontinental Exchange Europe ("ICE Europe"). Several of the Company’s customers held long positions in these CME and ICE Europe contracts, and as a result they incurred losses, including losses in excess of the equity in their accounts. The Company fulfilled the required variation margin settlements with the respective clearinghouses on behalf of its customers. The Company subsequently compensated certain affected customers in connection with their losses resulting from the contracts settling at a price below zero. As a result, the Company recognized an aggregate loss of approximately $104 million.

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

TRADE VOLUMES:

(in 000’s, except %)

	Cleared		Non-Cleared						Avg. Trades
	Customer	%	Customer	%	Principal	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2017	265,501		14,835		31,282		311,618		1,246
2018	328,099	24%	21,880	47%	18,663	(40%)	368,642	18%	1,478
2019	302,289	(8%)	26,346	20%	17,136	(8%)	345,771	(6%)	1,380

2Q2019	74,269		6,827		3,853		84,949		1,348
2Q2020	153,212	106%	13,752	101%	7,252	88%	174,216	105%	2,765

1Q2020	128,564		11,373		4,879		144,816		2,336
2Q2020	153,212	19%	13,752	21%	7,252	49%	174,216	20%	2,765

CONTRACT AND SHARE VOLUMES:

(in 000’s, except %)

TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2017	395,885		124,123		220,247,921
2018	408,406	3%	151,762	22%	210,257,186	(5%)
2019	390,739	(4%)	128,770	(15%)	176,752,967	(16%)

2Q2019	96,007		32,424		42,995,205
2Q2020	151,665	58%	43,393	34%	67,637,445	57%

1Q2020	138,206		49,204		62,298,036
2Q2020	151,665	10%	43,393	(12%)	67,637,445	9%

ALL CUSTOMERS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2017	293,860		118,427		213,108,299
2018	358,852	22%	148,485	25%	198,909,375	(7%)
2019	349,287	(3%)	126,363	(15%)	167,826,490	(16%)

2Q2019	85,999		31,803		40,396,674
2Q2020	140,787	64%	42,582	34%	65,818,295	63%

1Q2020	128,842		48,437		59,897,045
2Q2020	140,787	9%	42,582	(12%)	65,818,295	10%

_________________________

(1)Futures contract volume includes options on futures.

CLEARED CUSTOMERS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2017	253,304		116,858		209,435,662
2018	313,795	24%	146,806	26%	194,012,882	(7%)
2019	302,068	(4%)	125,225	(15%)	163,030,500	(16%)

2Q2019	71,524		31,564		39,086,399
2Q2020	124,010	73%	42,259	34%	62,937,898	61%

1Q2020	112,916		47,979		57,653,853
2Q2020	124,010	10%	42,259	(12%)	62,937,898	9%

PRINCIPAL TRANSACTIONS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2017	102,025		5,696		7,139,622
2018	49,554	(51%)	3,277	(42%)	11,347,811	59%
2019	41,452	(16%)	2,407	(27%)	8,926,477	(21%)

2Q2019	10,008		621		2,598,531
2Q2020	10,878	9%	811	31%	1,819,150	(30%)

1Q2020	9,364		767		2,400,991
2Q2020	10,878	16%	811	6%	1,819,150	(24%)

________________________

(1)Futures contract volume includes options on futures.

CUSTOMER STATISTICS:

Year over Year	2Q2020	2Q2019	% Change
Total Accounts (in thousands)	876	645	36%
Customer Equity (in billions)(1)	$203.2	$153.1	33%

Cleared DARTs (in thousands)	1,558	740	111%
Total Customer DARTs (in thousands)	1,746	828	111%

Cleared Customers
Commission per Cleared Commissionable Order(2)	$2.81	$3.68	(24%)
Cleared Avg. DART per Account (Annualized)	480	293	64%
Net Revenue per Avg. Account (Annualized)	$2,442	$2,863	(15%)

Consecutive Quarters	2Q2020	1Q2020	% Change
Total Accounts (in thousands)	876	760	15%
Customer Equity (in billions)(1)	$203.2	$160.7	26%

Cleared DARTs (in thousands)	1,558	1,301	20%
Total Customer DARTs (in thousands)	1,746	1,454	20%

Cleared Customers
Commission per Cleared Commissionable Order(2)	$2.81	$3.30	(15%)
Cleared Avg. DART per Account (Annualized)	480	453	6%
Net Revenue per Avg. Account (Annualized)	$2,442	$3,069	(20%)

________________________

(1)Excludes non-customers.

(2)Commissionable Order – a customer order that generates commission revenue.

Results of Operations

The below table presents our consolidated results of operations for the periods indicated. The period-to-period comparisons below of financial results are not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions, except share and per share amounts)
Revenues
Commissions	$276	$178	$545	$351
Other fees and services1/2	40	35	78	70
Other income (loss)1/3	27	(59)	(4)	45
Total non-interest income	343	154	619	466

Interest income	244	432	613	840
Interest expense	(48)	(173)	(161)	(335)
Total net interest income	196	259	452	505
Total net revenues	539	413	1,071	971

Non-interest expenses
Execution, clearing and distribution fees	76	63	153	124
Employee compensation and benefits	82	75	162	146
Occupancy, depreciation and amortization	17	14	34	28
Communications	7	6	13	12
General and administrative	132	26	169	50
Customer bad debt	3	4	10	47
Total non-interest expenses	317	188	541	407
Income before income taxes	222	225	530	564
Income tax expense	15	15	33	30
Net income	207	210	497	534
Less net income attributable to noncontrolling interests	175	178	419	453
Net income available for common stockholders	$32	$32	$78	$81

Earnings per share
Basic	$0.41	$0.43	$1.01	$1.08
Diluted	$0.40	$0.43	$1.00	$1.07

Weighted average common shares outstanding
Basic	77,357,609	75,868,349	77,054,388	75,486,825
Diluted	78,031,462	76,594,934	77,799,963	76,288,342

Comprehensive income
Net income available for common stockholders	$32	$32	$78	$81
Other comprehensive income
Cumulative translation adjustment, before income taxes	4	4	(3)	3
Income taxes related to items of other comprehensive income	-	-	-	-
Other comprehensive income (loss), net of tax	4	4	(3)	3
Comprehensive income available for common stockholders	$36	$36	$75	$84

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$175	$178	$419	$453
Other comprehensive income - cumulative translation adjustment	18	12	(13)	11
Comprehensive income attributable to noncontrolling interests	$193	$190	$406	$464

____________________________

(1)In the first quarter of 2020, we changed the presentation of our consolidated statements of income to better align with our business strategy. Previously reported amounts have been adjusted to conform with the new presentation.

(2)Includes market data fees, account activity fees, risk exposure fees, order flow income from options exchange-mandated programs, and revenues from other fees and services.

(3)Includes gains (losses) from principal transactions; the impact of our currency diversification strategy; gains (losses) from our equity method investments, and other revenues not directly attributable to our core business offerings.

Three Months Ended June 30, 2020 (“current quarter”) compared to the Three Months Ended June 30, 2019 (“prior year quarter”)

Net Revenues

Total net revenues, for the current quarter, increased $126 million, or 31%, compared to the prior year quarter, to $539 million. The increase in net revenues was due to higher commissions, other income, and other fees and services, partially offset by lower net interest income.

Commissions

Commissions, for the current quarter, increased $98 million, or 55%, compared to the prior year quarter, to $276 million, driven by higher customer trading volumes in options, futures and stocks. Total customer options and futures contract and stock share volumes increased 64%, 34% and 63%, respectively, compared to the prior year quarter. The increase in customer trading volumes across all product types was in line with the active trading environment worldwide in the current quarter as compared to the prior year quarter. Total DARTs for cleared and execution-only customers, for the current quarter, increased 111% to 1.75 million, compared to 828 thousand for the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current quarter, increased 111% to 1.56 million, compared to 740 thousand for the prior year quarter. Average commission per commissionable order for cleared customers, for the current quarter, decreased 24% to $2.81, compared to $3.68 for the prior year quarter, reflecting smaller average order sizes in stocks, futures and foreign exchange and slightly higher in options.

Other Fees and Services

Other fees and services, for the current quarter, increased $5 million, or 14%, compared to the prior year quarter, to $40 million, driven by a $5 million increase in IPO-related fee income, a $4 million increase in market data fee income, and a $1 million increase in each of payments for order flow income from options exchange-mandated programs and account activity fee income; partially offset by a $4 million decrease in risk exposure fee income and $1 million decrease in each of FDIC Insured Bank Deposit Sweep Program fee income and other customer related fees.

Other Income

Other income, for the current quarter, increased $86 million, compared to the prior year quarter, to a gain of $27 million. This increase was mainly comprised of (1) $88 million related to our strategic investment in Tiger Brokers, which swung to a $14 million mark-to-market gain in the current quarter from a $74 million mark-to-market loss in the prior year quarter; and (2) $22 million related to our currency diversification strategy, which gained $16 million in the current quarter compared to a loss of $6 million in the prior year quarter; partially offset by (3) $18 million related our U.S. government securities portfolio, which swung to a $13 million net mark-to-market loss in the current quarter from a $5 million net mark-to-market gain in the prior year quarter.

A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current quarter, decreased $63 million, or 24%, compared to the prior year quarter, to $196 million. The decrease in net interest income was driven by lower benchmark interest rates.

Net interest income on customer balances, for the current quarter, decreased $76 million, compared to the prior year quarter, driven by a decrease in the average federal funds effective rate to 0.06% from 2.40% in the prior year quarter, a $3.4 billion decrease in average customer margin loans, partially offset by a $14.9 billion increase in average customer credit balances, a portion of which was invested in interest-bearing U.S. government securities. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current quarter.

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

In the current quarter, average securities borrowed increased 23%, to $4.9 billion and average securities loaned increased 20%, to $5.0 billion, compared to the prior year quarter. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers. During the current quarter, net interest earned from securities lending transactions increased $32 million, or 67%, compared to the prior year quarter, as we satisfied the demand for more hard-to-borrow securities that investors were looking to sell short. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

	Three Months Ended June 30,
	2020	2019

	(in millions)
Average interest-earning assets
Segregated cash and securities	$45,463	$27,313
Customer margin loans	22,751	26,184
Securities borrowed	4,911	3,991
Other interest-earning assets	5,157	5,105
FDIC sweeps [1]	2,990	2,012
	$81,272	$64,605

Average interest-bearing liabilities
Customer credit balances	$66,673	$51,777
Securities loaned	4,972	4,131
Other interest-bearing liabilities	43	19
	$71,688	$55,927

Net Interest income
Segregated cash and securities, net	$39	$145
Customer margin loans [2]	65	188
Securities borrowed and loaned, net	80	48
Customer credit balances, net [2]	6	(147)
Other net interest income [1,3]	11	33
Net interest income[3]	$201	$267

Net interest margin ("NIM")	0.99%	1.66%

Annualized Yields
Segregated cash and securities	0.34%	2.13%
Customer margin loans	1.15%	2.88%
Customer credit balances	-0.04%	1.14%

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

(3)Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s condensed consolidated statements of comprehensive income. For the three months ended June 30, 2020 and 2019, $4 million and $3 million were reported in other fees and services, respectively, and $1 million and $5 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current quarter, increased $129 million, or 69%, compared to the prior year quarter, to $317 million, mainly due to a $106 million increase in general and administrative expenses; a $13 million increase in execution, clearing and distribution fees; a $7 million increase in employee compensation and benefits; a $3 million increase in occupancy expenses; and a $1 million increase in communications expense; partially offset by a $1 million decrease in customer bad debt expense. As a percentage of total net revenues, non-interest expenses were 59% for the current quarter and 46% for the prior year quarter.

Execution, Clearing and Distribution Fees

Execution, clearing and distribution fees, for the current quarter, increased $13 million, or 21%, compared to the prior year quarter, to $76 million, driven by higher trade volumes, as total customer options and futures contract and stock share volumes increased 64%, 34%, and 63%, respectively, compared to the prior year quarter.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current quarter, increased $7 million, or 9%, compared to the prior year quarter, to $82 million, associated with an 18% increase in the average number of employees to 1,759 for the current quarter, compared to 1,489 for the prior year quarter. We continued to add staff in customer service, legal and compliance, and software development. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 15% for the current quarter and 18% for the prior year quarter.

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

Communications

Communications expenses, for the current quarter, increased $1 million, or 17%, compared to the prior year quarter, to $7 million.

General and Administrative

General and administrative expenses, for the current quarter, increased $106 million, compared to the prior year quarter, to $132 million, primarily due to $103 million in expenses incurred to compensate certain affected customers in connection with their losses resulting from the West Texas Intermediate Crude Oil futures contracts settling at a price below zero on April 20, 2020, as described above; and a $5 million donation to assist efforts to provide food and support for people affected by the COVID-19 pandemic in the United States as well as to advance medical solutions. As a percentage of total net revenues, general and administrative expenses were 24% for the current quarter and 6% for the prior year quarter.

Customer Bad Debt

Customer bad debt expense, for the current quarter, decreased $1 million, compared to the prior year quarter, to $3 million.

Income Tax Expense

Income tax expense, for the current quarter, remained unchanged at $15 million, compared to the prior year quarter.

The table below presents information about our income tax expense for the periods indicated.

	Three Months Ended June 30,
	2020	2019

	(in millions, except %)
Consolidated
Consolidated income before income taxes	$222	$225
IBG, Inc. stand-alone income before income taxes	-	(1)
Operating subsidiaries income before income taxes	$222	$226

Operating subsidiaries
Income before income taxes	$222	$226
Income tax expense	7	9
Net income available to members	$215	$217

IBG, Inc.
Average ownership percentage in IBG LLC	18.6%	18.3%
Net income available to IBG, Inc. from Operating subsidiaries	$40	$39
IBG, Inc. stand-alone income before income taxes	-	(1)
Income before income taxes	40	38
Income tax expense	8	6
Net income available to common stockholders	$32	$32

Consolidated income tax expense
Income tax expense attributable to Operating subsidiaries	$7	$9
Income tax expense attributable to IBG, Inc.	8	6
Consolidated income tax expense	$15	$15

Operating Results

Income before income taxes, for the current quarter, decreased $3 million, or 1%, to $222 million, compared to the prior year quarter. Pretax profit margin was 41% for the current quarter and 54% for the prior year quarter.

Comparing our operating results for the current quarter to the prior year quarter, excluding the non-GAAP financial measures described below, adjusted net revenues were $523 million, up 7%; adjusted income before income taxes was $310 million, up 3%; and adjusted pre-tax profit margin was 59% for the current quarter and 61% for the prior year quarter. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

Six Months Ended June 30, 2020 (“current six-month period”) compared to the Six Months Ended June 30, 2019 (“prior year six-month period”)

Net Revenues

Total net revenues, for the current six-month period, increased $100 million, or 10%, compared to the prior year six-month period, to $1,071 million. The increase in net revenues was due to higher commissions and other fees and services, partially offset by lower net interest income and other income.

Commissions

Commissions, for the current six-month period, increased $194 million, or 55%, compared to the prior year six-month period, to $545 million, driven by higher customer trading volumes in options, futures and stocks. Total customer options and futures contract and stock share volumes increased 64%, 46%, and 42%, respectively, compared to the prior year six-month period. The increase in customer trading volumes across all product types was in line with higher volatility associated with the COVID-19 pandemic in the current six-month period as compared to the prior year six-month period. Total DARTs for cleared and execution-only customers, for the current six-month period, increased 91% to 1.60 million, compared to 838 thousand for the prior year six-month period. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current six-month period, increased 91% to 1.43 million, compared to 749 thousand for the prior year six-month period. Average commission per commissionable order for cleared customers, for the current six-month period, decreased 18% to $3.03, compared to $3.68 for the prior year six-month period, reflecting smaller average order sizes in stocks, futures and foreign exchange and higher in options.

Other Fees and Services

Other fees and services, for the current six-month period, increased $8 million, or 11%, compared to the prior year six-month period, to $78 million, driven by a $6 million increase in IPO-related fee income, a $5 million increase in market data fee income, a $3 million increase in payments for order flow income from options exchange-mandated programs; partially offset by a $4 million decrease in risk exposure fee income and a $2 million decrease in other customer related fee income.

Other Income

Other income, for the current six-month period, decreased $49 million compared to the prior year six-month period, to a loss of $4 million. This decrease was mainly comprised of (1) $23 million related to our strategic investment in Tiger Brokers, which decreased to a $6 million mark-to-market gain in the current six-month period from a $29 million mark-to-market gain in the prior year six-month period; (2) $8 million related to our currency diversification strategy, which lost $33 million in the current six-month period compared to a loss of $25 million in the prior year six-month period; and (3) $12 million related our U.S. government securities portfolio, which swung to a $2 million net mark-to-market loss in the current six-month period compared to a $10 million net mark-to-market gain in the prior year six-month period.

A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current six-month period, decreased $53 million, or 10%, compared to the prior year six-month period, to $452 million. The decrease in net interest income was primarily driven by lower benchmark interest rates.

Net interest income on customer balances, for the current six-month period, decreased $73 million, compared to the prior year six-month period, driven by a decrease in the average federal funds effective rate to 0.66% from 2.40% in the prior year six-month period, and a $0.3 billion decrease in average customer margin loans, partially offset by an $11.7 billion increase in average customer credit balances, a portion of which was invested in interest-bearing U.S. government securities. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current six-month period.

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

In the current six-month period, average securities borrowed increased 15%, to $4.4 billion and average securities loaned increased 24%, to $4.9 billion, compared to the prior year six-month period. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers. During the current six-month period, net interest earned from securities lending transactions increased $42 million, or 42%, compared to the prior year six-month period, as we satisfied the demand for more hard-to-borrow securities that investors were looking to sell short. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

	Six Months Ended June 30,
	2020	2019

	(in millions)
Average interest-earning assets
Segregated cash and securities	$38,978	$26,452
Customer margin loans	25,614	25,929
Securities borrowed	4,420	3,840
Other interest-earning assets	5,501	5,095
FDIC sweeps [1]	2,745	1,924
	$77,258	$63,240

Average interest-bearing liabilities
Customer credit balances	$62,564	$50,838
Securities loaned	4,852	3,913
Other interest-bearing liabilities	375	15
	$67,791	$54,766

Net Interest income
Segregated cash and securities, net	$145	$281
Customer margin loans [2]	204	362
Securities borrowed and loaned, net [3]	142	100
Customer credit balances, net [2,3]	(63)	(284)
Other net interest income [1,4]	37	63
Net interest income [4]	$465	$522

Net interest margin ("NIM")	1.21%	1.66%

Annualized Yields
Segregated cash and securities	0.75%	2.14%
Customer margin loans	1.60%	2.82%
Customer credit balances	0.20%	1.13%

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

(3)Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s condensed consolidated statements of comprehensive income. For the six months ended June 30, 2020 and 2019, $8 million and $6 million were reported in other fees and services, respectively, and $5 million and $11 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current six-month period, increased $134 million, or 33%, compared to the prior year six-month period, to $541 million, mainly due to a $119 million increase in general and administrative expenses; a $29 million increase in execution, clearing and distribution fees; a $16 million increase in employee compensation and benefits; and a $6 million increase in occupancy expenses; partially offset by a $37 million decrease in customer bad debt expense. As a percentage of total net revenues, non-interest expenses were 51% for the current six-month period and 42% for the prior year six-month period.

Execution, Clearing and Distribution Fees

Execution, clearing and distribution fees, for the current six-month period, increased $29 million, or 23%, compared to the prior year six-month period, to $153 million, driven by higher trade volumes, as total customer options and futures contract and stock share volumes increased 64%, 46%, and 42%, respectively, compared to the prior year six-month period.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current six-month period, increased $16 million, or 11%, compared to the prior year six-month period, to $162 million, associated with a 18% increase in the average number of employees to 1,720, for the current six-month period, compared to 1,463 for the prior year six-month period. We continued to add staff in customer service, legal and compliance, and software development. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 15% for both the current six-month period and the prior year six-month period.

Occupancy, Depreciation and Amortization

Occupancy, depreciation and amortization expenses, for the current six-month period, increased $6 million, or 21%, compared to the prior year six-month period, to $34 million, mainly due to higher costs related to the expansion of our physical space for both offices and data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 3% for both the current six-month period and the prior year six-month period.

Communications

Communications expenses, for the current six-month period, increased $1 million, or 8%, compared to the prior year six-month period, to $13 million.

General and Administrative

General and administrative expenses, for the current six-month period, increased $119 million, compared to the prior year six-month period, to $169 million, primarily due to $103 million in expenses incurred to compensate certain affected customers in connection with their losses resulting from the West Texas Intermediate Crude Oil futures contracts settling at a price below zero on April 20, 2020, as described above; a $5 million donation to assist efforts to provide food and support for people affected by the COVID-19 pandemic in the United States as well as to advance medical solutions; and higher professional services fees and expenses related to legal and regulatory matters. As a percentage of total net revenues, general and administrative expenses were 16% for the current six-month period and 5% for the prior year six-month period.

Customer Bad Debt

Customer bad debt expense, for the current six-month period, decreased $37 million, compared to the prior year six-month period, to $10 million, due to the non-recurrence of $42 million in bad expense related to margin lending on a particular security listed on a major U.S. exchange that lost a substantial amount of its value in a very short timeframe that occurred in the prior year six month period; partially offset by higher bad debt expense resulting from the unusually volatile markets in the current six month period compared to the prior year six month period. See Note 13 - “Commitments, Contingencies, and Guarantees” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Expense

Income tax expense, for the current six-month period, increased $3 million, or 10%, to $33 million, compared to the prior year six-month period, due to higher income taxes at some of our foreign subsidiaries.

The table below presents information about our income tax expense for the periods indicated.

	Six Months Ended June 30,
	2020	2019

	(in millions, except %)
Consolidated
Consolidated income before income taxes	$530	$564
IBG, Inc. stand-alone income before income taxes	-	(1)
Operating subsidiaries income before income taxes	$530	$565

Operating subsidiaries
Income before income taxes	$530	$565
Income tax expense	16	12
Net income available to members	$514	$553

IBG, Inc.
Average ownership percentage in IBG LLC	18.6%	18.2%
Net income available to IBG, Inc. from Operating subsidiaries	$95	$100
IBG, Inc. stand-alone income before income taxes	-	(1)
Income before income taxes	95	99
Income tax expense	17	18
Net income available to common stockholders	$78	$81

Consolidated income tax expense
Income tax expense attributable to Operating subsidiaries	$16	$12
Income tax expense attributable IBG, Inc.	17	18
Consolidated income tax expense	$33	$30

Operating Results

Income before income taxes, for the current six-month period, decreased $34 million, or 6%, to $530 million, compared to the prior year six-month period. Pretax profit margin was 49% for the current six-month period and 58% for the prior year six-month period.

Comparing our operating results for the current six-month period to the prior year six-month period, excluding the non-GAAP financial measures described below, adjusted net revenues were $1,104 million, up 15%; adjusted income before income taxes was $667 million, up 13%; and adjusted pre-tax profit margin was 60% for the current six-month period and 62% for the prior year six-month period. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of investments of customer funds, collateralized receivables arising from customer-related and proprietary securities transactions, and exchange-listed marketable securities, which are marked-to-market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed and securities purchased under agreements to resell. As of June 30, 2020, total assets were $84.0 billion of which approximately $83.3 billion, or 99.2%, were considered liquid.

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

As of June 30, 2020, liability balances in connection with securities loaned, short-term borrowings and payables to customers were higher than the average monthly balance during the current quarter.

Cash and cash equivalents held by our non-U.S. operating subsidiaries as of June 30, 2020 were $1,039 million ($1,121 million as of December 31, 2019). These funds are primarily intended to finance each individual operating subsidiary’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. As of June 30, 2020, we had no intention to repatriate further amounts from non-U.S. operating subsidiaries except for Timber Hill Canada Company, which discontinued its market making activity in Canada in 2019. With the enactment of the U.S. Tax Cuts and Jobs Act on December 22, 2017, we recognized a liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries for the year ended December 31, 2017. As a result, in the event dividends were to be paid to the Company in the future by a non-U.S. operating subsidiaries, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 8% to $8.3 billion as of June 30, 2020 from $7.6 billion as of June 30, 2019. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The table below presents our cash flows from operating activities, investing activities and financing activities for the periods indicated.

	Six Months Ended June 30,
	2020	2019
	(in millions)
Net cash provided by operating activities	$3,646	$2,045
Net cash used in investing activities	(23)	(62)
Net cash used in financing activities	(90)	(116)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(16)	14
Increase in cash, cash equivalents, and restricted cash	$3,517	$1,881

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

Six Months Ended June 30, 2020: Our cash, cash equivalents, and restricted cash (i.e., cash and cash equivalents that are subject to withdrawal or usage restrictions) increased by $3,517 million to $15.8 billion for the six months ended June 30, 2020. We raised $3,646 million in net cash from operating activities mainly driven by customer credit balances which increased by $12.5 billion; and customer margin loans which decreased by $5.6 billion as customers deleveraged due to the COVID-19 pandemic; partially offset by a $15.6 billion increase in our investments in securities segregated for regulatory purposes securities. We used net cash of $113 million in our investing and financing activities, primarily for distributions to noncontrolling interests and dividends paid to our common stockholders. Investing activities mainly consisted of purchases of other investments and property, equipment and intangible assets.

Six Months Ended June 30, 2019: For a discussion of changes in cash flows for the six months ended June 30, 2019 refer to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2019.

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

As of June 30, 2020, aggregate excess regulatory capital for all our operating subsidiaries was $6.1 billion, and all operating subsidiaries were in compliance with their respective regulatory capital requirements.

The table below summarizes the capital, capital requirements and excess regulatory capital as of June 30, 2020.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$5,063	$452	$4,611
IBKRFS	579	21	558
IBHK	371	187	184
Other regulated operating subsidiaries	810	48	762
	$6,823	$708	$6,115

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were approximately $22 million and $45 million for the six months ended June 30, 2020 and 2019, respectively. In the future, we plan to meet capital expenditure needs with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

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

As of June 30, 2020, there were no other definitive agreements with respect to any material acquisition.

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

•We define adjusted income before income taxes as income before income taxes adjusted to remove the effect of our currency diversification strategy, net mark-to-market on investments, customer compensation expense, and unusual bad debt expense.

•We define adjusted net income available to common stockholders as net income available for common stockholders adjusted to remove the after-tax effects of our currency diversification strategy, net mark-to-market on investments, customer compensation expense, and unusual bad debt expense attributable to IBG, Inc.

Mark-to-market on investments represents the net mark-to-market gains (losses) on our U.S. government securities portfolio, which are typically held to maturity, investments in equity securities that do not qualify for equity method accounting which are measured at fair value, and equity securities taken over by the Company from customers related to losses on margin loans described below.

Customer compensation expense represents expenses incurred to compensate certain affected customers in connection with their losses resulting from the West Texas Intermediate Crude Oil futures contracts settling at a price below zero on April 20, 2020, as described in Part I, Item 2 of this Quarterly Report on Form10-Q.

Unusual bad debt expense includes material losses on margin loans resulting from unusual events that occur in the marketplace. For the three and six months ended June 30, 2020, unusual bad debt expense reflects losses incurred by futures customers in excess of the equity in their accounts, related the West Texas Intermediate Crude Oil event described in Part I, Item 2 of this Quarterly Report on Form10-Q. For the six months ending June 30, 2019, unusual bad debt expense reflects losses recognized on margin lending to a small number of our brokerage customers that had taken relatively large positions in a security listed on a major U.S. exchange, which lost a substantial amount of its value in a very short timeframe. (See Note 13 – “Commitments, Contingencies and Guarantees” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form10-Q.)

The effect of our currency diversification strategy, net mark-to-market on investments, customer compensation expense, and unusual bad debt expense are excluded because management does not believe they are indicative of our underlying core business performance.

These non-GAAP measures should be considered in addition to, rather than as a substitute for, measures of financial performance prepared in accordance with GAAP2.

__________________________

2 Refers to generally accepted accounting principles in the United States.

The table below presents a reconciliation of consolidated GAAP to non-GAAP financial measures for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions)

Adjusted net revenues

Net revenues - GAAP	$539	$413	$1,071	$971
Non-GAAP adjustments
Currency diversification strategy, net	(16)	6	33	25
Mark-to-market on investments	-	69	-	(40)
Total non-GAAP adjustments	(16)	75	33	(15)
Adjusted net revenues	$523	$488	$1,104	$956

Adjusted income before income taxes

Income before income taxes - GAAP	$222	$225	$530	$564
Non-GAAP adjustments
Currency diversification strategy, net	(16)	6	33	25
Mark-to-market on investments	-	69	-	(40)
Customer compensation expense	103	-	103	-
Bad debt expense	1	-	1	42
Total non-GAAP adjustments	88	75	137	27
Adjusted income before income taxes	$310	$300	$667	$591

Pre-tax profit margin	59%	61%	60%	62%

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions)
Adjusted net income available for common stockholders

Net income available for common stockholders - GAAP	$32	$32	$78	$81
Non-GAAP adjustments
Currency diversification strategy, net	(3)	1	6	5
Mark-to-market on investments	(0)	13	0	(7)
Customer compensation expense	19	-	19	-
Bad debt expense	0	(0)	0	8
Income tax effect of above adjustments[1]	(4)	(3)	(5)	(1)
Total non-GAAP adjustments	12	11	20	4
Adjusted net income available for common stockholders	$44	$43	$98	$85

Note: Amounts may not add due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in dollars)
Adjusted diluted EPS

Diluted EPS - GAAP	$0.40	$0.43	$1.00	$1.07
Non-GAAP adjustments
Currency diversification strategy, net	(0.04)	0.01	0.08	0.06
Mark-to-market on investments	(0.00)	0.16	0.00	(0.10)
Customer compensation expense	0.25	0.00	0.24	0.00
Bad debt expense	0.00	(0.00)	0.00	0.10
Income tax effect of above adjustments[1]	(0.05)	(0.04)	(0.07)	(0.01)
Total non-GAAP adjustments	0.16	0.14	0.26	0.05
Adjusted diluted EPS	$0.57	$0.57	$1.26	$1.12

Diluted weighted average common shares outstanding	78,031,462	76,594,934	77,799,963	76,288,342

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

Our risk management systems incorporate cash forex to hedge our currency exposure at little or no cost. The majority of currency spot positions held as part of our currency diversification strategy are regularly transferred to the parent holding company, IBG LLC, where they are held. In connection with the development of our currency diversification strategy, we determined to base our net worth in GLOBALs, a basket of currencies.

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL decreased from $ 0.968 to $ 0.962, or 0.57%, as of June 30, 2020 compared to June 30, 2019. As of June 30, 2020, approximately 29% of our equity was denominated in currencies other than the U.S. dollar.

The table below presents a comparison of the U.S. dollar equivalent of the GLOBAL for the periods indicated.

		As of 6/30/2019				As of 6/30/2020
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.68	1.0000	0.680	70.3%	$5,355	1.0000	0.680	70.7%	$5,834	0.4%
EUR	0.09	1.1370	0.102	10.6%	806	1.1233	0.101	10.5%	867	-0.1%
JPY	4.41	0.0093	0.041	4.2%	322	0.0093	0.041	4.2%	351	0.0%
GBP	0.02	1.2698	0.025	2.6%	200	1.2401	0.025	2.6%	213	0.0%
CHF	0.02	1.0243	0.020	2.1%	161	1.0557	0.021	2.2%	181	0.1%
CNH	0.10	0.1456	0.015	1.5%	115	0.1414	0.014	1.5%	121	0.0%
INR	1.10	0.0145	0.016	1.6%	126	0.0132	0.015	1.5%	125	-0.1%
CAD	0.02	0.7638	0.015	1.6%	120	0.7366	0.015	1.5%	126	0.0%
AUD	0.02	0.7022	0.014	1.5%	110	0.6903	0.014	1.4%	119	0.0%
HKD	0.14	0.1280	0.018	1.9%	141	0.1290	0.018	1.9%	155	0.0%
MXN	0.17	0.0520	0.009	0.9%	70	0.0435	0.007	0.8%	63	-0.1%
SEK	0.05	0.1077	0.005	0.6%	42	0.1073	0.005	0.6%	46	0.0%
NOK	0.03	0.1172	0.004	0.4%	28	0.1039	0.003	0.3%	27	0.0%
DKK	0.02	0.1523	0.003	0.3%	24	0.1507	0.003	0.3%	26	0.0%
			0.968	100.0%	$7,620		0.962	100.0%	$8,254	0.0%

Change in the Composition of the “GLOBAL”

As a result of a periodic assessment, we decided to reduce the number of currencies in the GLOBAL and realign the relative weights of each component to better reflect the global diversification of its business going forward. The Company removed the Danish krone (DKK), the Mexican peso (MXN), the Norwegian krone (NOK) and the Swedish krona (SEK). The new composition contains 10 currencies, down from 14 in the prior composition. The new composition took effect as of the close of business on June 30, 2020 and the conversion to the new targeted currency holdings took place shortly thereafter.

GLOBAL					New			CHANGE
	6/30/2020	GLOBAL	GLOBAL in	% of	GLOBAL	GLOBAL in	% of	% of
Currency	FX Rates	Composition	USD Equiv.	Comp.	Composition	USD Equiv.	Comp.	Comp.
USD	1.0000	0.68	0.680	70.7%	0.72	0.720	74.8%	4.2%
EUR	1.1233	0.09	0.101	10.5%	0.09	0.101	10.5%	0.0%
JPY	0.0093	4.41	0.041	4.2%	3.91	0.036	3.8%	-0.5%
GBP	1.2401	0.02	0.025	2.6%	0.02	0.025	2.6%	0.0%
CHF	1.0557	0.02	0.021	2.2%	0.02	0.021	2.2%	0.0%
CNH	0.1414	0.10	0.014	1.5%	0.13	0.018	1.9%	0.4%
INR	0.0132	1.10	0.015	1.5%	1.10	0.015	1.5%	0.0%
CAD	0.7366	0.02	0.015	1.5%	0.02	0.011	1.1%	-0.4%
AUD	0.6903	0.02	0.014	1.4%	0.02	0.010	1.1%	-0.4%
HKD	0.1290	0.14	0.018	1.9%	0.04	0.005	0.5%	-1.4%
MXN	0.0435	0.17	0.007	0.8%	-	0.000	0.0%	-0.8%
SEK	0.1073	0.05	0.005	0.6%	-	0.000	0.0%	-0.6%
NOK	0.1039	0.03	0.003	0.3%	-	0.000	0.0%	-0.3%
DKK	0.1507	0.02	0.003	0.3%	-	0.000	0.0%	-0.3%
Total GLOBALS, measured in USD			$ 0.962	100.0%		$ 0.962	100.0%	0.0%

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

Interest Rate Risk

We had no variable-rate debt outstanding as of June 30, 2020.

We pay our customers interest based on benchmark overnight interest rates in various currencies, when interest rates are above a benchmark rate plus a small spread, on cash balances above $10 thousand (or equivalent) in securities accounts holding more than $100 thousand and at lower, tiered rates for accounts holding less than $100 thousand (or equivalent) net asset value. In a normal rate environment, we typically invest a portion of these funds in U.S. government securities with maturities of up to two years. If interest rates were to increase rapidly and substantially, our net interest income would not increase proportionally with the interest rates for the portion of the funds invested in the U.S. government securities with fixed yields. In addition, the mark-to-market changes in the value of these fixed rate securities will be reflected in other income, instead of net interest income. Based on customer balances and investments outstanding as of June 30, 2020, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $96 million over the first year and $110 million on an annualized basis, assuming the full effect of reinvestment at higher rates. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Based on customer balances and investments outstanding as of June 30, 2020, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $80 million over the first year and $78 million on an annualized basis, assuming the full effect of reinvestment at lower rates.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of June 30, 2020, we had $25.7 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on February 28, 2020 except as updated in Note 13 - “Commitments, Contingencies, and Guarantees” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of the stock repurchase activity for the Company’s second quarter is as follows:

				Total Number	Maximum
				of Shares	Number of Shares that
		Total Number of	Average	Purchased as Part of	May yet be Purchased
		Shares	Price Paid	Publicly Announced	Under the
Period		Purchased	per Share	Plans or Programs	Plans or Programs

June 1 - June 30	Employee Transactions (1)	404,940	41.13	N/A	N/A

_________________________

(1)All shares were repurchased from employees who elected to have shares withheld to satisfy their tax withholding obligations related to the May 9, 2020 vesting of the amended 2007 Stock Incentive Plan. The Company facilitated the sale of these shares in open market transactions. See Note 10 to the condensed consolidated financial statements in Item 1, Part 1 of this Quarterly Report on Form 10-Q for more information regarding this plan.

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

The Plan provides employees with two options to pay for their withholding tax obligations, which become due when restricted stock units vest: either (1) reimburse the Company via cash payment, or (2) elect to have IBG LLC withhold a portion of the vesting shares. In the case of employees who elect to have the IBG LLC withhold shares to cover their tax obligations, those shares are transferred to IBG LLC, which in turn, sells those shares in open market transactions to recover the amount paid to the tax authorities on the employees’ behalf. As of June 30, 2020 the Company has sold 404,940 shares of its Class A common stock (with a fair value of $18 million) in open market transactions. The proceeds were used to reimburse the Company for withholding taxes paid by the Company on the employees’ behalf.

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

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Condensed Consolidated Financial Statements tagged in detail levels 1-4.

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

Date: August 7, 2020