Form 10-Q
period 2020-09-30
Interactive Brokers Group, Inc.
filed 2020-11-09
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020 OR

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

As of November 6, 2020, there were 90,766,847 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	September 30,	December 31,
(in millions, except share amounts)	2020	2019
Assets
Cash and cash equivalents	$3,292	$2,882
Cash - segregated for regulatory purposes	12,789	9,400
Securities - segregated for regulatory purposes	29,316	17,824
Securities borrowed	3,995	3,916
Securities purchased under agreements to resell	1,401	3,111
Financial instruments owned, at fair value
Financial instruments owned	405	1,755
Financial instruments owned and pledged as collateral	47	161
Total financial instruments owned, at fair value	452	1,916
Receivables
Customers, less allowance for credit losses of $17 and $86 as of September 30, 2020 and December 31, 2019	30,343	31,304
Brokers, dealers and clearing organizations	2,575	685
Interest	69	158
Total receivables	32,987	32,147
Other assets	466	480
Total assets	$84,698	$71,676
Liabilities and equity
Short-term borrowings	$628	$16
Securities loaned	5,738	4,410
Securities sold under agreements to repurchase	—	1,909
Financial instruments sold, but not yet purchased, at fair value	187	457
Payables
Customers	68,830	56,248
Brokers, dealers and clearing organizations	313	220
Affiliate	129	152
Accounts payable, accrued expenses and other liabilities	324	295
Interest	3	29
Total payables	69,599	56,944
Total liabilities	76,152	63,736
Commitments, contingencies and guarantees (see Note 13)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share
Class A – Authorized - 1,000,000,000, Issued - 79,187,067 and 76,889,040 shares, Outstanding – 79,054,435 and 76,750,110 shares as of September 30, 2020 and December 31, 2019	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of September 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	985	934
Retained earnings	621	520
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of September 30, 2020 and December 31, 2019	5	—
Treasury stock, at cost, 132,632 and 138,930 shares as of September 30, 2020 and December 31, 2019	(3)	(3)
Total stockholders’ equity	1,609	1,452
Noncontrolling interests	6,937	6,488
Total equity	8,546	7,940
Total liabilities and equity	$84,698	$71,676

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share or per share amounts)	2020	2019	2020	2019
Revenues
Commissions	$279	$187	$824	$538
Other fees and services	45	35	123	105
Other income (loss)	29	(47)	25	(2)
Total non-interest income	353	175	972	641

Interest income	240	468	853	1,308
Interest expense	(45)	(177)	(206)	(512)
Total net interest income	195	291	647	796
Total net revenues	548	466	1,619	1,437

Non-interest expenses
Execution, clearing and distribution fees	74	68	227	192
Employee compensation and benefits	77	67	239	213
Occupancy, depreciation and amortization	17	15	51	43
Communications	6	7	19	19
General and administrative	37	30	206	80
Customer bad debt	3	(2)	13	45
Total non-interest expenses	214	185	755	592
Income before income taxes	334	281	864	845
Income tax expense	32	20	65	50
Net income	302	261	799	795
Less net income attributable to noncontrolling interests	256	225	675	678
Net income available for common stockholders	$46	$36	$124	$117

Earnings per share
Basic	$0.59	$0.46	$1.60	$1.54
Diluted	$0.58	$0.45	$1.58	$1.52
Weighted average common shares outstanding
Basic	78,509,625	76,742,789	77,543,008	75,910,080
Diluted	79,120,548	77,348,976	78,243,699	76,646,487

Comprehensive income
Net income available for common stockholders	$46	$36	$124	$117
Other comprehensive income
Cumulative translation adjustment, before income taxes	8	(6)	5	(3)
Income taxes related to items of other comprehensive income	—	—	—	—
Other comprehensive income (loss), net of tax	8	(6)	5	(3)
Comprehensive income available for common stockholders	$54	$30	$129	$114

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$256	$225	$675	$678
Other comprehensive income - cumulative translation adjustment	37	(22)	24	(11)
Comprehensive income attributable to noncontrolling interests	$293	$203	$699	$667

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in millions)	2020	2019
Cash flows from operating activities
Net income	$799	$795
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	12	17
Depreciation and amortization	31	21
Amortization of right-of-use assets	14	15
Employee stock plan compensation	46	43
Unrealized (gain) loss on other investments, net	(8)	(22)
Bad debt expense	13	45
Impairment loss	13	1
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	(11,492)	(5,651)
Securities borrowed	(79)	(679)
Securities purchased under agreements to resell	1,710	(149)
Financial instruments owned, at fair value	1,456	250
Receivables from customers	948	1,002
Other receivables	(1,801)	(153)
Other assets	(4)	(148)
Securities loaned	1,328	(82)
Securities sold under agreement to repurchase	(1,909)	—
Financial instruments sold, but not yet purchased, at fair value	(270)	296
Payable to customers	12,582	6,481
Other payables	83	96
Net cash provided by operating activities	3,472	2,178
Cash flows from investing activities
Purchases of other investments	(2)	(19)
Distributions received and proceeds from sales of other investments	5	4
Purchase of property, equipment and intangible assets	(31)	(62)
Net cash used in investing activities	(28)	(77)
Cash flows from financing activities
Short-term borrowings, net	612	(2)
Dividends paid to stockholders	(23)	(23)
Distributions from IBG LLC to noncontrolling interests	(247)	(303)
Repurchases of common stock for employee tax withholdings under stock incentive plans	(17)	(27)
Proceeds from the sale of treasury stock	18	26
Payments made under the Tax Receivable Agreement	(17)	(29)
Net cash provided by (used in) financing activities	326	(358)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	29	(14)
Net increase in cash, cash equivalents, and restricted cash	3,799	1,729
Cash, cash equivalents, and restricted cash at beginning of period	12,282	10,100
Cash, cash equivalents, and restricted cash at end of period	$16,081	$11,829
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	3,292	3,035
Cash segregated for regulatory purposes	12,789	8,794
Cash, cash equivalents, and restricted cash at end of period	$16,081	$11,829
Supplemental disclosures of cash flow information
Cash paid for interest	$232	$515
Cash paid for taxes, net	$43	$41
Cash paid for amounts included in lease liabilities	$16	$15
Non-cash financing activities
Issuance of common stock in exchange of member interests in IBG LLC	$52	$1
Redemption of member interests from IBG Holdings LLC	$(52)	$(1)
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$21	$24
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(21)	$(24)

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Nine Months Ended September 30, 2020

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2020	76,889,040	$1	$934	$(3)	$520	$—	$1,452	$6,488	$7,940
Common stock distributed pursuant to stock incentive plans	311						—		—
Compensation for stock grants vesting in the future			3				3	13	16
Dividends paid to stockholders					(8)		(8)		(8)
Distributions from IBG LLC to noncontrolling interests							—	(53)	(53)
Comprehensive income					46	(7)	39	213	252
Balance, March 31, 2020	76,889,351	$1	$937	$(3)	$558	$(7)	$1,486	$6,661	$8,147
Common stock distributed pursuant to stock incentive plans	1,297,716						—		—
Compensation for stock grants vesting in the future			2				2	11	13
Repurchases of common stock for employee tax withholdings under stock incentive plans				(17)			(17)		(17)
Sales of treasury stock				17			17	1	18
Dividends paid to stockholders					(7)		(7)		(7)
Distributions from IBG LLC to noncontrolling interests							—	(129)	(129)
Adjustments for changes in proportionate ownership in IBG LLC			21				21	(21)	—
Comprehensive income					32	4	36	193	229
Balance, June 30, 2020	78,187,067	$1	$960	$(3)	$583	$(3)	$1,538	$6,716	$8,254
Issuance of common stock in follow-on offering	1,000,000		20				20	(20)	—
Compensation for stock grants vesting in the future			4				4	13	17
Deferred tax benefit retained - follow-on offering			1				1		1
Dividends paid to stockholders					(8)		(8)		(8)
Distributions from IBG LLC to noncontrolling interests							—	(65)	(65)
Comprehensive income					46	8	54	293	347
Balance, September 30, 2020	79,187,067	$1	$985	$(3)	$621	$5	$1,609	$6,937	$8,546

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 19.0% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker specializing in executing and clearing trades in stocks, options, futures, foreign exchange instruments, bonds, mutual funds and exchange traded funds (“ETFs”) on more than 135 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Luxembourg, Switzerland, India, China (Hong Kong and Shanghai), Japan, Singapore, and Australia. As of September 30, 2020, the Company had 1,923 employees worldwide.

IBG LLC is a Connecticut limited liability company that conducts its business through its significant operating subsidiaries: Interactive Brokers LLC (“IB LLC”); Interactive Brokers Canada Inc. (“IBC”); Interactive Brokers (U.K.) Limited (“IBUK”); Interactive Brokers Luxembourg SARL (“IBLUX”); IBKR Financial Services AG (“IBKRFS”); Interactive Brokers (India) Private Limited (“IBI”), Interactive Brokers Hong Kong Limited (“IBHK”), Interactive Brokers Securities Japan, Inc. (“IBSJ”), Interactive

Brokers Singapore Private Limited ("IBSG"), and Interactive Brokers Australia Pty Limited (“IBA”).

Certain of the operating subsidiaries are members of various securities and commodities exchanges in North America, Europe and the Asia/Pacific region and are subject to regulatory capital and other requirements (see Note 15). IB LLC, IBC, IBUK, IBLUX, IBI, IBHK, IBSJ, IBSG, and IBA carry securities accounts for customers or perform custodial functions relating to customer securities.

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

In addition, effective the first quarter of 2020, the Company changed the presentation of its condensed consolidated statements of comprehensive income to better align with its business strategy. As a result, the Company made the following reclassifications to amounts reported in its condensed consolidated statement of comprehensive income for the three and nine months ended September 30, 2019:

•Other fees and services – reclassified $35 million and $105 million for the three and nine months ended September 30, 2019 previously reported as other income to other fees and services, which includes market data fees, account activity fees, risk exposure fees, order flow income from options exchange-mandated programs, and revenues from other fees and services. These items have been historically reported as a component of other income.

•Other income – reclassified $7 million and $20 million for the three and nine months ended September 30, 2019 previously reported as trading gains to other income as a component of “principal transactions.” Other income includes gains (losses) from principal transactions; the impact of the currency diversification strategy; gains (losses) from equity method investments; and other revenues not directly attributable to the Company’s core business offerings.

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

The table below presents the composition of the Company’s securities segregated for regulatory purposes for the periods indicated.

	September 30,	December 31,
	2020	2019

	(in billions)
U.S. government securities	$5.0	$3.8
Securities purchased under agreements to resell [1]	24.3	14.0
	$29.3	$17.8

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below presents the composition of the Company’s investments for the periods indicated.

	September 30,	December 31,
	2020	2019

	(in millions)
Equity method investments[1]	$9	$22
Investments in equity securities at adjusted cost[2]	7	5
Investments in equity securities at fair value[2]	48	36
Investments in exchange memberships and equity securities of certain exchanges[2]	3	3
	$67	$66

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

•The adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

FASB Standards issued but not adopted as of September 30, 2020

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

Currency Risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments. The Company manages this risk using spot (i.e., cash) currency transactions, currency futures contracts and currency forward contracts. The Company actively manages its currency exposure using a currency diversification strategy that is based on a defined basket of currencies internally referred to as the “GLOBAL.” These strategies minimize the fluctuation of the Company’s net worth as expressed in GLOBALs, thereby diversifying its risk in alignment with these global currencies, weighted by the Company’s view of their importance. As the Company’s financial results are reported in U.S. dollars, the change in the value of the GLOBAL as expressed in U.S. dollars affects the Company’s earnings. The impact of this currency diversification strategy in the Company’s earnings is included in other income in the condensed consolidated statements of comprehensive income.

As a result of a periodic assessment, effective as of the close of business on June 30, 2020, the Company reduced the number of currencies in the GLOBAL from 14 to 10 and realigned the relative weights of each component to better reflect the global diversification of its business going forward. The Company removed the Danish krone (DKK), the Mexican peso (MXN), the Norwegian krone (NOK) and the Swedish krona (SEK).

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of September 30, 2020, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.  Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of September 30, 2020.

	IBG, Inc.	Holdings	Total
Ownership %	19.0%	81.0%	100.0%
Membership interests	79,057,622	337,670,642	416,728,264

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

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of September 30, 2020 and December 31, 2019, 1,000,000,000 shares of Class A common stock were authorized, of which 79,187,067 and 76,889,040 shares have been issued; and 79,054,435 and 76,750,110 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of September 30, 2020 and December 31, 2019, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of September 30, 2020 and December 31, 2019, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of September 30, 2020 and December 31, 2019, the unamortized balance of these deferred tax assets was $107 million and $116 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid-in capital arising from stock offerings from the date of the IPO through September 30, 2020 were $506 million, $430 million, and $76 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $205 million through September 30, 2020 pursuant to the terms of the Tax Receivable Agreement.

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

On August 20, 2020, the Company filed a Prospectus Supplement on Form 424B5 with the SEC to issue 1,000,000 shares of common stock (with a fair value of $52 million) in exchange for an equivalent number of shares of member interests in IBG LLC.

As a consequence of these redemption transactions, and distribution of shares to employees (see Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 19.0%, with Holdings owning the remaining 81.0% as of September 30, 2020. The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 89.6% as of September 30, 2020.

On October 30, 2020, the Company filed a Prospectus Supplement on Form 424B5 with the SEC to issue 11,710,608 shares of common stock (with a fair value of $557 million) in exchange for an equivalent number of shares of member interests in IBG LLC. This issuance of shares increased the Company’s ownership in IBG LLC from 19.0% to 21.8%. This redemption also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates to approximately 89.8% as of October 31, 2020.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions, except share or per share amounts)
Basic earnings per share
Net income available for common stockholders	$46	$36	$124	$117
Weighted average shares of common stock outstanding
Class A	78,509,525	76,742,689	77,542,908	75,909,980
Class B	100	100	100	100
	78,509,625	76,742,789	77,543,008	75,910,080
Basic earnings per share	$0.59	$0.46	$1.60	$1.54

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions, except share or per share amounts)
Diluted earnings per share
Net income available for common stockholders	$46	$36	$124	$117
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	78,509,525	76,742,689	77,542,908	75,909,980
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	610,923	606,187	700,691	736,407
Class B	100	100	100	100
	79,120,548	77,348,976	78,243,699	76,646,487
Diluted earnings per share	$0.58	$0.45	$1.58	$1.52

Member Distributions and Stockholder Dividends

During the nine months ended September 30, 2020, IBG LLC made distributions totaling $304 million, to its members, of which IBG, Inc.’s proportionate share was $57 million. In March, June, and September 2020, the Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $8 million, $7 million, and $8 million, respectively.

On October 20, 2020, the Company declared a cash dividend of $0.10 per common share, payable on December 14, 2020 to stockholders of record as of December 1, 2020.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5.  Comprehensive Income

The table below presents comprehensive income and earnings per share on comprehensive income for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$54	$30	$129	$114

Earnings per share on comprehensive income
Basic	$0.69	$0.39	$1.67	$1.50
Diluted	$0.69	$0.39	$1.65	$1.49
Weighted average common shares outstanding
Basic	78,509,625	76,742,789	77,543,008	75,910,080
Diluted	79,120,548	77,348,976	78,243,699	76,646,487

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

	Financial Assets at Fair Value as of September 30, 2020

	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$4,974	$—	$—	$4,974
Financial instruments owned, at fair value
Stocks	375	—	1	376
Options	29	—	—	29
Warrants	—	—	—	—
U.S. and foreign government securities	28	—	—	28
Corporate bonds	—	—	3	3
Currency forward contracts	—	16	—	16
Total financial instruments owned, at fair value	432	16	4	452

Other assets - other investments at fair value	48	—	—	48
Total financial assets at fair value	$5,454	$16	$4	$5,474

	Financial Liabilities at Fair Value as of September 30, 2020
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$158	$—	$—	$158
Options	27	—	—	27
Currency forward contracts	—	2	—	2
Total financial instruments sold, but not yet purchased, at fair value	185	2	—	187
Total financial liabilities at fair value	$185	$2	$—	$187

	Financial Assets at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$3,797	$—	$—	$3,797
Financial instruments owned, at fair value
Stocks	540	—	—	540
Options	1,333	—	—	1,333
Warrants	—	—	—	—
U.S. and foreign government securities	34	—	—	34
Corporate bonds	—	—	3	3
Currency forward contracts	—	6	—	6
Total financial instruments owned, at fair value	1,907	6	3	1,916

Other assets - other investments at fair value	36	—	—	36
Total financial assets at fair value	$5,740	$6	$3	$5,749

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Liabilities at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$183	$—	$—	$183
Options	273	—	—	273
Currency forward contracts	—	1	—	1
Total financial instruments sold, but not yet purchased, at fair value	456	1	—	457
Total financial liabilities at fair value	$456	$1	$—	$457

Level 3 Financial Assets and Financial Liabilities

The Company’s Level 3 financial assets are comprised of delisted and illiquid securities reported within financial instruments owned, at fair value in the condensed consolidated statements of financial condition. As of September 30, 2020, Level 3 financial assets included $3 million in corporate bonds and $1 million in stocks which were not traded in active markets and were valued by the Company based on internal estimates.

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

	September 30, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$3,292	$3,292	$3,292	$—	$—
Cash - segregated for regulatory purposes	12,789	12,789	12,789	—	—
Securities - segregated for regulatory purposes	24,342	24,342	—	24,342	—
Securities borrowed	3,995	3,995	—	3,995	—
Securities purchased under agreements to resell	1,401	1,401	—	1,401	—
Receivables from customer	30,343	30,343	—	30,343	—
Receivables from broker, dealers, and clearing organizations	2,575	2,575	—	2,575	—
Interest receivable	69	69	—	69	—
Other assets	11	11	—	2	9
Total financial assets, not measured at fair value	$78,817	$78,817	$16,081	$62,727	$9

Financial liabilities, not measured at fair value
Short-term borrowings	$628	$628	$—	$628	$—
Securities loaned	5,738	5,738	—	5,738	—
Payables to customer	68,830	68,830	—	68,830	—
Payables to brokers, dealers and clearing organizations	313	313	—	313	—
Interest payable	3	3	—	3	—
Total financial liabilities, not measured at fair value	$75,512	$75,512	$—	$75,512	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$2,882	$2,882	$2,882	$—	$—
Cash - segregated for regulatory purposes	9,400	9,400	9,400	—	—
Securities - segregated for regulatory purposes	14,027	14,027	—	14,027	—
Securities borrowed	3,916	3,916	—	3,916	—
Securities purchased under agreements to resell	3,111	3,111	—	3,111	—
Receivables from customer	31,304	31,304	—	31,304	—
Receivables from broker, dealers, and clearing organizations	685	685	—	685	—
Interest receivable	158	158	—	158	—
Other assets	9	9	—	3	6
Total financial assets, not measured at fair value	$65,492	$65,492	$12,282	$53,204	$6

Financial liabilities, not measured at fair value
Short-term borrowings	$16	$16	$—	$16	$—
Securities loaned	4,410	4,410	—	4,410	—
Securities sold under agreements to repurchase	1,909	1,909	—	1,909	—
Payables to customer	56,248	56,248	—	56,248	—
Payables to brokers, dealers and clearing organizations	220	220	—	220	—
Interest payable	29	29	—	29	—
Total financial liabilities, not measured at fair value	$62,832	$62,832	$—	$62,832	$—

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The tables below present the netting of financial assets and of financial liabilities for the periods indicated.

	September 30, 2020
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$24,342 [1]	$—		$24,342	$(24,342)	$—
Securities borrowed	3,995	—		3,995	(3,822)	173
Securities purchased under agreements to resell	1,401	—		1,401	(1,401)	—
Financial instruments owned, at fair value
Options	29	—		29	(26)	3
Currency forward contracts	16	—		16	—	16
Total	$29,783	$—		$29,783	$(29,591)	$192

	(in millions)
Offsetting of financial liabilities
Securities loaned	$5,738	$—	$5,738	$(5,404)	$334
Financial instruments sold, but not yet purchased, at fair value
Options	27	—	27	(26)	1
Currency forward contracts	2	—	2	—	2
Total	$5,767	$—	$5,767	$(5,430)	$337

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2019
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$14,027 [1]	$—		$14,027	$(14,027)	$—
Securities borrowed	3,916	—		3,916	(3,765)	151
Securities purchased under agreements to resell	3,111	—		3,111	(3,111)	—
Financial instruments owned, at fair value
Options	1,333	—		1,333	(267)	1,066
Currency forward contracts	6	—		6	—	6
Total	$22,393	$—		$22,393	$(21,170)	$1,223

	(in millions)
Offsetting of financial liabilities
Securities loaned	$4,410	$—	$4,410	$(4,186)	$224
Securities sold under agreements to repurchase	1,909	—	1,909	(1,909)	—
Financial instruments sold, but not yet purchased, at fair value
Options	273	—	273	(267)	6
Currency forward contracts	1	—	1	—	1
Total	$6,593	$—	$6,593	$(6,362)	$231

________________________

(1)As of September 30, 2020 and December 31, 2019, the Company had $24.3 billion and $14.0 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

(2)The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 at September 30, 2020 and December 31, 2019.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The tables below present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged for the periods indicated.

	September 30, 2020
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities loaned
Stocks	$5,696	$—	$—	$—	$5,696
Corporate bonds	41	—	—	—	41
Foreign government securities	1	—	—	—	1
Total	$5,738	$—	$—	$—	$5,738

	December 31, 2019
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities loaned
Stocks	$4,356	$—	$—	$—	$4,356
Corporate bonds	54	—	—	—	54
Total securities loaned	4,410	—	—	—	4,410

Securities sold under agreements to repurchase
U.S. government securities	1,909	—	—	—	1,909
Total	$6,319	$—	$—	$—	$6,319

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of September 30, 2020 and December 31, 2019, approximately $30.3 billion and $31.3 billion, respectively, of customer margin loans were outstanding.

The table below presents a summary of the amounts related to collateralized transactions for the periods indicated.

	September 30, 2020		December 31, 2019
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)
Securities lending transactions	$44,808	$3,955	$31,994	$3,944
Securities purchased under agreements to resell transactions [1]	25,740	25,375	17,185	16,627
Customer margin assets	35,353	10,554	34,156	11,189
	$105,901	$39,884	$83,335	$31,760

________________________

(1)As of September 30, 2020, $24.3 billion or 96% (as of December 31, 2019, $14.0 billion or 84%) of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of September 30, 2020 and December 31, 2019, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

The table below presents financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, for the periods indicated.

	September 30,	December 31,
	2020	2019

	(in millions)
Stocks	$19	$128
U.S. and foreign government securities	28	33
	$47	$161

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Disaggregation of Revenue

The tables below present revenue from contracts with customers by geographic location, and major types of services for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
Geographic location [1]
United States	$202	$158	$599	$460
International	122	64	348	183
	$324	$222	$947	$643

Major types of services
Commissions	$279	$187	$824	$538
Market data fees [2]	16	11	44	34
Risk exposure fees [2]	3	4	8	13
Payments for order flow [2]	6	5	20	16
Minimum activity fees [2]	7	7	20	20
Other [2]	13	8	31	22
	$324	$222	$947	$643

_____________________________

(1)Based on the location of the subsidiaries in which the revenues are recorded.

(2)Included in other fees and services in the condensed consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $11 million and $10 million, as of September 30, 2020 and December 31, 2019, respectively, are reported in other assets in the condensed consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized prior to the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in other assets in the condensed consolidated statements of financial condition. As of September 30, 2020 and December 31, 2019, contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. As of September 30, 2020 and December 31, 2019, contract liability balances were not material.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

9.  Other Income

The table below presents the components of other income for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
Principal transactions	$14	$—	$36	$69
Gains (losses) from currency diversification strategy, net	27	(47)	(6)	(72)
Other, net	(12)	—	(5)	1
	$29	$(47)	$25	$(2)

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

10.  Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based operating subsidiaries who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in employee compensation and benefits expenses in the condensed consolidated statements of comprehensive income was $3 million of plan contributions for each of the nine months ended September 30, 2020 and 2019.

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

As a result of the Company’s organizational structure, a description of which can be found in “Business – Our Organizational Structure” in Part I, Item 1 of the Company’s Annual Report on Form 10-K, there is no material dilutive effect upon ownership of common stockholders of issuing shares under the Stock Incentive Plan. The issuances do not dilute the book value of the ownership of common stockholders since the restricted stock units are granted at market value, and upon their vesting and the related issuance of shares of common stock, the ownership of IBG, Inc. in IBG LLC, increases proportionately to the shares issued. As a result of such proportionate increase in share ownership, the dilution upon issuance of common stock is borne by IBG LLC’s majority member (i.e., noncontrolling interest), Holdings, and not by IBG, Inc. or its common stockholders. Additionally, dilution of earnings that may take place after issuance of common stock is reflected in EPS reported in the Company’s financial statements. The EPS dilution can be neither estimated nor projected, but historically it has not been material.

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

______________________________

(1)Stock Incentive Plan number of granted restricted stock units related to 2019 was adjusted by 343 additional restricted stock units during the nine months ended September 30, 2020.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, no vested awards remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $46 million and $43 million for the nine months ended September 30, 2020 and 2019, respectively. Estimated future compensation costs for unvested awards, net of credits for cancelled awards, as of September 30, 2020 are $27 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes the Stock Incentive Plan activity for the periods indicated.

Stock
Incentive Plan
Units
Balance, December 31, 2019 [1]	5,127,915
Granted	—
Cancelled	(72,439)
Distributed	(1,298,027)
Balance, September 30, 2020	3,757,449

_____________________________

(1)Stock Incentive Plan number of granted restricted stock units related to 2019 was adjusted by 343 additional restricted stock units during the nine months ended September 30, 2020.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company. Through September 30, 2020, a total of 1,066,736 restricted stock units have been distributed under these post-employment provisions. These distributions are included in the table above.

11.  Income Taxes

Income tax expense for the nine months ended September 30, 2020 and 2019 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are held directly through a U.S. partnership. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is generally the obligation of the noncontrolling interests. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

As of and for the nine months ended September 30, 2020 and 2019, the Company had no valuation allowances on deferred tax assets.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of September 30, 2020, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2015, and to non-U.S. income tax examinations for tax years prior to 2009.

As of September 30, 2020, accumulated earnings held by non-U.S. subsidiaries totaled $1.4 billion (as of December 31, 2019 $1.3 billion). Of this amount, approximately $0.1 billion (as of December 31, 2019 $0.2 billion) is attributable to earnings of the Company’s foreign subsidiaries that are considered “pass-through” entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for U.S. tax purposes and when they are remitted. With respect to certain of these subsidiaries’ accumulated earnings, approximately $0.1 billion and $0.2 billion as of September 30, 2020 and December 31, 2019, respectively, would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution upon repatriation. The Company has not provided for its proportionate share of additional foreign taxes or deferred U.S. tax on cumulative translation adjustments associated with certain foreign pass-through entities as it does not intend to repatriate these earnings in the foreseeable future.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

12.  Leases

All of the Company’s leases are classified as operating leases and primarily consist of real estate leases for corporate offices, data centers, and other facilities. As of September 30, 2020, the weighted-average remaining lease term on these leases is approximately 8 years and the weighted-average discount rate used to measure the lease liabilities is approximately 4.17%. For the nine months ended September 30, 2020, right-of-use assets obtained under new operating leases were $3 million. The Company’s lease agreements do not contain any residual value guarantees, restrictions or covenants.

The table below presents balances reported in the unaudited condensed consolidated statements of financial condition related to the Company’s leases for the period indicated.

	September 30, 2020	December 31, 2019
	(in millions)
Right-of-use assets[1]	$107	$118
Lease liabilities[1]	$116	$124

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Operating lease cost	$7	$7	$19	$19
Variable lease cost	1	1	3	3
Total lease cost	$8	$8	$22	$22

The tables below reconcile the undiscounted cash flows of the Company’s leases to the present value of its operating lease payments for the periods indicated.

September 30, 2020
(in millions)
2020 (remaining)	$5
2021	18
2022	17
2023	15
2024	14
2025	14
Thereafter	56
Total undiscounted operating lease payments	139
Less: imputed interest	(23)
Present value of operating lease liabilities	$116

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

13.  Commitments, Contingencies and Guarantees

Claims Against Customers

Over an extended period in 2018, a small number of the Company’s customers had taken relatively large positions in a security listed on a major U.S. exchange. The Company extended margin loans against the security at a conservatively high collateral requirement. In December 2018, within a very short timeframe, this security lost a substantial amount of its value. During the quarter ended March 31, 2019, subsequent price declines in the stock have caused these accounts to fall into deficits, despite the Company’s efforts to liquidate the customers’ positions. As of September 30, 2020, the Company has recognized an aggregate loss of approximately $42 million. The maximum aggregate loss, which would occur if the security’s price fell to zero and none of the debts were collected, would be approximately $50 million. The Company continues to evaluate pursuing the collection of the debts, although debt collection efforts are inherently difficult and uncertain. The ultimate effect of this incident on the Company’s results will depend upon market conditions and the outcome of the Company’s debt collection efforts.

Legal, Regulatory and Governmental Matters

The Company is subject to certain pending and threatened legal, regulatory and governmental actions and proceedings that arise out of the normal course of business. Given the inherent difficulty of predicting the outcome of such matters, particularly in proceedings where claimants seek substantial or indeterminate damages, or which are in their early stages, the Company is generally not able to quantify the actual loss or range of loss related to such legal proceedings, the manner in which they will be resolved, the timing of their final resolution or the ultimate settlement. Management believes that the resolution of these matters will not have a material effect, if any, on the Company’s business or financial condition, but may have a material impact on the results of operations for a given period.

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of September 30, 2020 and 2019, accruals for potential losses related to legal, regulatory and governmental actions, and proceedings matters were not material.

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

Regulatory Matters

The Company is subject to regulatory oversight and examination by numerous governmental and self-regulatory authorities. As announced on August 10, 2020, we agreed to settle certain matters related to our historical anti-money laundering and Bank Secrecy Act practices and procedures with FINRA, the SEC and the CFTC. As part of the settlements, we agreed to pay penalties of $15 million to FINRA, $11.5 million to the SEC and $11.5 million to the CFTC, plus approximately $700,000 in disgorgement. In addition, we agreed to continue the retention of an independent consultant to review the implementation of our enhanced compliance practices and procedures. We are also cooperating with a United States Department of Justice inquiry concerning these matters, and while its outcome cannot be predicted, we do not believe that the resolution of this inquiry is likely to have a materially adverse effect on our financial results.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
Net revenues
United States	$390	$346	$1,153	$1,117
International	158	120	466	320
Total net revenues	$548	$466	$1,619	$1,437

Income before income taxes
United States	$278	$222	$696	$717
International	56	59	168	128
Total income before income taxes	$334	$281	$864	$845

15.  Regulatory Requirements

As of September 30, 2020, aggregate excess regulatory capital for all of the operating subsidiaries was $5.9 billion.

IB LLC, TH LLC and IB Corp are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act, IB LLC is also subject to the CFTC’s minimum financial requirements (Regulation 1.17), and IBKRFS is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement. IBC is subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, IBUK is subject to the United Kingdom Financial Conduct Authority Capital Requirements Directive, IBLUX is subject to the Luxembourg Commission de Surveillance du Secteur Financier financial resources requirement, IBHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, IBI is subject to the National Stock Exchange of India net capital requirements, IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements, IBSG is subject to the Monetary Authority of Singapore capital requirements, and IBA is subject to the Australian Securities Exchange liquid capital requirement.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes capital, capital requirements and excess regulatory capital as of September 30, 2020.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$4,621	$520	$4,101
IBKRFS	593	21	572
IBHK	632	225	407
Other regulated operating subsidiaries	896	56	840
	$6,742	$822	$5,920

Regulatory capital requirements could restrict the operating subsidiaries from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain operating subsidiaries are subject to other regulatory restrictions and requirements.

As of September 30, 2020, all of the regulated operating subsidiaries were in compliance with their respective regulatory capital requirements.

16.  Related Party Transactions

Receivable from affiliate, reported in other assets in the condensed consolidated statement of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the condensed consolidated statements of financial condition as of September 30, 2020 and December 31, 2019 were accounts receivable from directors, officers and their affiliates of $231 million and $23 million, respectively, and payables of $1,002 million and $939 million, respectively. The Company may extend credit to these related parties in connection with margin and securities loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

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

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 19.0% of the membership interests of IBG LLC. The remaining approximately 81.0% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder and Chairman, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of September 30, 2020.

	IBG, Inc.	Holdings	Total
Ownership %	19.0%	81.0%	100.0%
Membership interests	79,057,622	337,670,642	416,728,264

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

Since our inception in 1977, we have focused on developing proprietary software to automate broker-dealer functions. We integrate our software with an increasing number of exchanges and market centers to provide one automatically functioning, computerized platform that requires little human intervention.

Capitalizing on our proprietary technology, our systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account. The proliferation of market centers has provided us with the opportunity to build and continually adapt our order routing software to secure excellent execution prices.

Interactive Brokers believes in delivering the broadest product and service offerings possible to provide its customers opportunities in markets around the globe. We offer our customers access to all classes of tradable, primarily exchange-listed products, including stocks, options, futures, forex, bonds, mutual funds and ETFs traded on more than 135 electronic exchanges and market centers in 33 countries and in 25 currencies.

Because our strategy emphasizes global access to a broad range of offerings, our customer base is diverse with respect to geography and segments. Specialized products and services that we have developed successfully attract these accounts. For example, we offer prime brokerage services, including financing and securities lending, to hedge funds; our model portfolio technology and automated share allocation and rebalancing tools are particularly attractive to financial advisors; and our trading platform, global access and low pricing attract introducing brokers.

Currently, approximately 75% of our customers reside outside the U.S. in over 200 countries and territories, and over 50% of new customers come from outside the U.S. Approximately 64% of our customers’ equity is in institutional accounts such as hedge funds, financial advisors, proprietary trading desks and introducing brokers.

COVID-19 Pandemic

In March 2020, the World Health Organization recognized the outbreak of the Coronavirus Disease 2019 (“COVID-19”) caused by a novel strain of the coronavirus as a pandemic. The pandemic affects all countries in which we operate. The response of governments and societies to the COVID-19 pandemic, which includes temporary closures of certain businesses; social distancing; travel restrictions, “shelter in place” and other governmental regulations; and reduced consumer spending due to job losses, has significantly impacted market volatility and general economic conditions.

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

•As announced on April 9, 2020, during the second quarter of 2020 the Company donated $5 million to assist efforts to provide food and support for people affected by the COVID-19 pandemic in the United States as well as to advance medical solutions.

The effects of the COVID-19 pandemic on the Company’s financial results for the third quarter of 2020 can be summarized as follows: (1) higher commission revenue due to increased trading activity and a higher rate of customer accounts opened during this period; and (2) lower net interest income resulting from lower benchmark interest rates.

The impact of the COVID-19 pandemic on the Company’s future financial results could be significant but currently cannot be quantified, as it will depend on numerous evolving factors that currently cannot be accurately predicted, including, but not limited to, the duration and spread of the pandemic; its impact on our customers, employees and vendors; governmental actions in response to the pandemic; and the overall impact of the pandemic in the economy and society; among other factors. Any of these events could have a materially adverse effect on the Company’s financial results.

Business Environment

During the quarter ended September 30, 2020 (“current quarter”), U.S. market volatility, as measured by the average Chicago Board Options Exchange Volatility Index (“VIX®”), rose over 60% from the quarter ended September 30, 2019 (“prior year quarter”). The average VIX® was 25.9 and ranged from a peak of 34 to a low of 21 as the markets assimilated the possible range of long- and short-term impacts of the COVID-19 pandemic. Similarly, during the prior year quarter, the VIX® moved in a range of 12 to 25, reflecting a generally stable outlook. However, the higher overall average VIX® in the current quarter corresponded with significantly higher trading activity. Equity market indices around the globe were mixed in the current quarter, with the S&P 500 Index increasing 13% over the prior year quarter, but most European and Asia/Pacific markets declining.

Among our customer base, volatility is highly correlated with customer trading activity across product types. In the current quarter, consistently higher volatility led to strong increases in trading volume worldwide. Customer options, futures and stock volumes were up 65%, 9% and 109%, respectively, and foreign exchange dollar volumes were up 31%, compared to the prior year quarter.

The Federal Reserve maintained its benchmark target rate near zero since cutting the rate twice in March of this year for a total of three reductions since the year ago quarter end. U.S. rates also continue to exhibit a relatively flat yield curve, which limits our opportunities to earn more net interest income on interest-sensitive assets. Benchmark rates in many other countries are also zero, and in some cases negative. This has served to reduce our net interest income versus the prior year quarter.

Active markets as well as stay-at-home conditions brought on by the COVID-19 pandemic continue to encourage people around the world to use their available time productively by participating in the markets and opening brokerage accounts. Our total customer accounts increased 47% from the prior year quarter to 981 thousand. The rise was driven by growth in all segments and regions, and a particularly large increase in individual accounts worldwide. Customer equity increased 49% to $232.7 billion as solid inflows from both new and existing customers continued, against a backdrop of mixed markets globally. Institutional customers, such as hedge funds, mutual funds, introducing brokers, proprietary trading groups and financial advisors, comprised approximately 44% of total accounts as of September 30, 2020, versus 50% in the prior year quarter. Strong growth in our individual segment accounts, which were up 65%, and slower, though still positive, growth in our institutional segments accounted for this difference. Customers continue to seek our superior technology, execution capabilities, and our ability to offer a broad range of products and global market access.

The following is a summary of the key profit drivers that affect our business and how they compared to the prior year quarter:

Global trading volumes. According to industry data, average daily volumes in U.S. exchange-listed equity-based options increased by 49%, and in U.S. listed cash equities by 44%, while U.S. futures decreased by 23%, compared to the prior year quarter. As noted above, there was a significant increase in most trading activity with consistently high volatility throughout the quarter, compared to the prior year quarter, which boosted industry and Company transaction revenues. Note that while options, futures and U.S. cash equities volumes represent most of our volumes and are readily comparable measures, they reflect only a portion of the global volumes that generate our commission revenue. See “Trading Volumes and Customer Statistics” below in this Item 2 for additional details regarding our trade volumes, contract and share volumes, and customer statistics.

Volatility. Average U.S. market volatility, as measured by the VIX®, increased 62% to 25.9 in the current quarter, from 15.9 in the prior year quarter. Higher volatility improves our performance because it generally corresponds to higher trading volumes. In the current quarter, which sustained much of the higher volatility seen in the first and second quarters, industry trading activity continued to rise in most categories, while our customer trading activity rose across all products.

Interest Rates. The U.S. Federal Reserve’s target federal funds rate range in the current quarter remained at zero to 0.25%, similar to rates in many other currencies, with the exception of those where rates are negative. Low benchmark rates can lead to lower net interest income and a narrower net interest margin. As our margin balances are tied to benchmark rates, with a minimum charge of 0.75% in U.S. dollars, low interest rates limit the interest we receive on our customer margin balances. Low rates also reduce the interest we earn on our segregated cash, the majority of which is invested in U.S. government securities and related instruments, as higher-yielding investments mature and are reinvested at current lower rates. As an offset, lower rates also reduce our interest expense, as, for example in U.S. dollars, we pay interest to customers only when the federal funds effective rate is above 0.50%. Currently, in currencies with negative rates, we collect interest on a portion of customer cash balances. We continue to offer among the lowest rates on our margin lending. We believe our low rates on margin borrowing are an important factor that attracts customers to our platform.

While the interest we pay on customer cash balances, and the interest we earn on customer margin loans, is based on fixed spreads around benchmark rates (or, in the case of customer margin loans currently, a fixed minimum), we earn interest on rising balances. And, in a normalized rate environment, additional net interest income is earned on low- or non-interest-bearing customer balances, e.g., on securities accounts with less than $100,000 in equity. Net interest income decreased compared to the prior year quarter as the average federal funds effective rate decreased to 0.09% from 2.19% in the prior year quarter, despite the fact that average margin loan balances increased 9% compared to the prior year quarter, as customers continued to show renewed appetite for leverage. Average customer credit balances rose 28% over the prior year quarter, driven by a strong inflow of new accounts worldwide, sustaining a historical trend whereby growth in our clients’ cash has been consistent and over time outpaces the variable growth and contraction in margin loans.

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

Diluted earnings per share were $0.58 for the current quarter, compared to diluted earnings per share of $0.45 for the prior year quarter. Adjusted diluted earnings per share were $0.53 for the current quarter and $0.57 for the prior year quarter. The calculation of diluted earnings per share is detailed in Note 4 – “Equity and Earnings per Share” to the unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For the current quarter, our net revenues were $548 million and income before income taxes was $334 million, compared to net revenues of $466 million and income before income taxes of $281 million in the prior year quarter. Adjusted net revenues were $518 million and adjusted income before income taxes was $304 million, compared to adjusted net revenues of $525 million and adjusted income before income taxes of $340 million in the prior year quarter.

Diluted earnings per share were $1.58 for the nine months ended September 30, 2020 (“current nine-month period”), compared to $1.52 for the nine months ended September 30, 2019 (“prior year nine-month period”). Adjusted diluted earnings per share were $1.79 for the current nine-month period compared to $1.68 for the prior year nine-month period.

For the current nine-month period, our net revenues were $1,619 million and income before income taxes was $864 million, compared to net revenues of $1,437 million and income before income taxes of $845 million in the prior year nine-month period. Adjusted net revenues were $1,622 million and adjusted income before income taxes was $971 million in the current nine-month period, compared to adjusted net revenues of $1,481 million and adjusted income before income taxes of $931 million in the prior year nine-month period.

The financial highlights for the current quarter were:

•Commission revenue showed strong growth, increasing $92 million, or 49%, from the prior year quarter on higher customer trading volume within an active trading environment worldwide.

•Net interest income decreased $96 million, or 33%, from the prior year quarter as the average federal funds effective rate, which in part determines the rates we can earn on our interest-earning assets, decreased to 0.09% from 2.19% in the prior year quarter.

•Other income increased $76 million from the prior year quarter. This increase was mainly comprised of (1) $74 million related to our currency diversification strategy, which gained $27 million in the current quarter compared to a loss of $47 million in the prior year quarter; and (2) $19 million related to our strategic investment in Up Fintech Holding Limited (“Tiger Brokers”), which swung to a $6 million mark-to-market gain in the current quarter from a $13 million mark-to-market loss in the prior year quarter; partially offset by (3) a $13 million impairment loss on our investment in OneChicago Exchange recognized in the current quarter.

•Pretax profit margin was 61% for the current quarter, up from 60% in the prior year quarter. Adjusted pretax profit margin for the current quarter was 59%, down from 65% in the prior year quarter.

•Total equity at September 30, 2020 was $8.5 billion.

As a global electronic broker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in proportion to a defined basket of 10 currencies we call the “GLOBAL” to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. In connection with our currency diversification strategy as of September 30, 2020, approximately 26% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy increased our comprehensive earnings by $72 million (compared to a decrease of $75 million in the prior year quarter), as the U.S. dollar value of the GLOBAL increased by approximately 0.91%, compared to its value as of June 30, 2020. The effects of our currency diversification strategy are reported as (1) a component of other income (gain of $27 million) in the consolidated statement of comprehensive income and (2) other comprehensive income (“OCI”) (gain of $45 million) in the consolidated statement of financial condition and the consolidated statement of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

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

TRADE VOLUMES:

(in 000’s, except %)

	Cleared		Non-Cleared						Avg. Trades
	Customer	%	Customer	%	Principal	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2017	265,501		14,835		31,282		311,618		1,246
2018	328,099	24%	21,880	47%	18,663	(40%)	368,642	18%	1,478
2019	302,289	(8%)	26,346	20%	17,136	(8%)	345,771	(6%)	1,380

3Q2019	78,793		6,566		4,738		90,097		1,419
3Q2020	160,015	103%	14,701	124%	7,453	57%	182,169	102%	2,846

2Q2020	153,212		13,752		7,252		174,216		2,765
3Q2020	160,015	4%	14,701	7%	7,453	3%	182,169	5%	2,846

CONTRACT AND SHARE VOLUMES:

(in 000’s, except %)

TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2017	395,885		124,123		220,247,921
2018	408,406	3%	151,762	22%	210,257,186	(5%)
2019	390,739	(4%)	128,770	(15%)	176,752,967	(16%)

3Q2019	103,972		36,124		43,107,364
3Q2020	163,972	58%	39,186	8%	87,514,614	103%

2Q2020	151,665		43,393		67,637,445
3Q2020	163,972	8%	39,186	(10%)	87,514,614	29%

ALL CUSTOMERS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2017	293,860		118,427		213,108,299
2018	358,852	22%	148,485	25%	198,909,375	(7%)
2019	349,287	(3%)	126,363	(15%)	167,826,490	(16%)

3Q2019	93,124		35,427		41,025,047
3Q2020	153,612	65%	38,685	9%	85,893,357	109%

2Q2020	140,787		42,582		65,818,295
3Q2020	153,612	9%	38,685	(9%)	85,893,357	31%

_________________________

(1)Futures contract volume includes options on futures.

CLEARED CUSTOMERS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2017	253,304		116,858		209,435,662
2018	313,795	24%	146,806	26%	194,012,882	(7%)
2019	302,068	(4%)	125,225	(15%)	163,030,500	(16%)

3Q2019	80,840		35,108		39,891,867
3Q2020	137,660	70%	38,405	9%	83,246,086	109%

2Q2020	124,010		42,259		62,937,898
3Q2020	137,660	11%	38,405	(9%)	83,246,086	32%

PRINCIPAL TRANSACTIONS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2017	102,025		5,696		7,139,622
2018	49,554	(51%)	3,277	(42%)	11,347,811	59%
2019	41,452	(16%)	2,407	(27%)	8,926,477	(21%)

3Q2019	10,848		697		2,082,317
3Q2020	10,360	(4%)	501	(28%)	1,621,257	(22%)

2Q2020	10,878		811		1,819,150
3Q2020	10,360	(5%)	501	(38%)	1,621,257	(11%)

________________________

(1)Futures contract volume includes options on futures.

CUSTOMER STATISTICS:

Year over Year	3Q2020	3Q2019	% Change
Total Accounts (in thousands)	981	666	47%
Customer Equity (in billions) (1)	$232.7	$156.6	49%

Cleared DARTs (in thousands)	1,629	777	110%
Total Customer DARTs (in thousands)	1,832	859	113%

Cleared Customers
Commission per Cleared Commissionable Order(2)	$2.69	$3.69	(27%)
Cleared Avg. DARTs per Account (Annualized)	442	297	49%
Net Revenue per Avg. Account (Annualized)	$2,154	$2,995	(28%)

Consecutive Quarters	3Q2020	2Q2020	% Change
Total Accounts (in thousands)	981	876	12%
Customer Equity (in billions) (1)	$232.7	$203.2	15%

Cleared DARTs (in thousands)	1,629	1,558	5%
Total Customer DARTs (in thousands)	1,832	1,746	5%

Cleared Customers
Commission per Cleared Commissionable Order(2)	$2.69	$2.81	(4%)
Cleared Avg. DARTs per Account (Annualized)	442	480	(8%)
Net Revenue per Avg. Account (Annualized)	$2,154	$2,442	(12%)

________________________

(1)Excludes non-customers.

(2)Commissionable Order – a customer order that generates commission revenue.

Results of Operations

The below table presents our consolidated results of operations for the periods indicated. The period-to-period comparisons below of financial results are not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions, except share and per share amounts)
Revenues
Commissions	$279	$187	$824	$538
Other fees and services1/2	45	35	123	105
Other income (loss)1/3	29	(47)	25	(2)
Total non-interest income	353	175	972	641

Interest income	240	468	853	1,308
Interest expense	(45)	(177)	(206)	(512)
Total net interest income	195	291	647	796
Total net revenues	548	466	1,619	1,437

Non-interest expenses
Execution, clearing and distribution fees	74	68	227	192
Employee compensation and benefits	77	67	239	213
Occupancy, depreciation and amortization	17	15	51	43
Communications	6	7	19	19
General and administrative	37	30	206	80
Customer bad debt	3	(2)	13	45
Total non-interest expenses	214	185	755	592
Income before income taxes	334	281	864	845
Income tax expense	32	20	65	50
Net income	302	261	799	795
Less net income attributable to noncontrolling interests	256	225	675	678
Net income available for common stockholders	$46	$36	$124	$117

Earnings per share
Basic	$0.59	$0.46	$1.60	$1.54
Diluted	$0.58	$0.45	$1.58	$1.52

Weighted average common shares outstanding
Basic	78,509,625	76,742,789	77,543,008	75,910,080
Diluted	79,120,548	77,348,976	78,243,699	76,646,487

Comprehensive income
Net income available for common stockholders	$46	$36	$124	$117
Other comprehensive income
Cumulative translation adjustment, before income taxes	8	(6)	5	(3)
Income taxes related to items of other comprehensive income	-	-	-	-
Other comprehensive income (loss), net of tax	8	(6)	5	(3)
Comprehensive income available for common stockholders	$54	$30	$129	$114

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$256	$225	$675	$678
Other comprehensive income - cumulative translation adjustment	37	(22)	24	(11)
Comprehensive income attributable to noncontrolling interests	$293	$203	$699	$667

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

Three Months Ended September 30, 2020 (“current quarter”) compared to the Three Months Ended September 30, 2019 (“prior year quarter”)

Net Revenues

Total net revenues, for the current quarter, increased $82 million, or 18%, compared to the prior year quarter, to $548 million. The increase in net revenues was due to higher commissions, other income, and other fees and services, partially offset by lower net interest income.

Commissions

Commissions, for the current quarter, increased $92 million, or 49%, compared to the prior year quarter, to $279 million, driven by higher customer trading volumes in options, futures and stocks. Total customer options and futures contract and stock share volumes increased 65%, 9% and 109%, respectively, compared to the prior year quarter. The increase in customer trading volumes across all product types was in line with the active trading environment worldwide in the current quarter as compared to the prior year quarter. Total DARTs for cleared and execution-only customers, for the current quarter, increased 113% to 1.83 million, compared to 859 thousand for the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current quarter, increased 110% to 1.63 million, compared to 777 thousand for the prior year quarter. Average commission per commissionable order for cleared customers, for the current quarter, decreased 27% to $2.69, compared to $3.69 for the prior year quarter, reflecting smaller average order sizes in stocks, options, futures and foreign exchange as well as some effect from higher exchange rebates passed through to our customers. Smaller trade sizes are often seen in high volatility periods, as traders choose to risk less per trade in fast-moving markets.

Other Fees and Services

Other fees and services, for the current quarter, increased $10 million, or 29%, compared to the prior year quarter, to $45 million, driven by a $7 million increase in IPO-related fee income, a $5 million increase in market data fee income, and a $1 million increase in payments for order flow income from options exchange-mandated programs; partially offset by a $2 million decrease in FDIC Insured Bank Deposit Sweep Program fee income and a $1 million decrease in risk exposure fee income.

Other Income

Other income, for the current quarter, increased $76 million, compared to the prior year quarter, to $29 million. This increase was mainly comprised of (1) $74 million related to our currency diversification strategy, which gained $27 million in the current quarter compared to a loss of $47 million in the prior year quarter; and (2) $19 million related to our strategic investment in Tiger Brokers, which swung to a $6 million mark-to-market gain in the current quarter from a $13 million mark-to-market loss in the prior year quarter; partially offset by (3) a $13 million impairment loss on our investment in OneChicago Exchange recognized in the current quarter.

A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current quarter, decreased $96 million, or 33%, compared to the prior year quarter, to $195 million. The decrease in net interest income was driven by lower benchmark interest rates.

Net interest income on customer balances, for the current quarter, decreased $86 million, compared to the prior year quarter, driven by a decrease in the average federal funds effective rate to 0.09% from 2.19% in the prior year quarter, partially offset by a $15.1 billion increase in average customer credit balances, a portion of which was invested in interest-bearing U.S. government securities and a $2.4 billion increase in average customer margin loans. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current quarter.

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

In the current quarter, average securities borrowed increased 11%, to $4.5 billion and average securities loaned increased 38%, to $5.8 billion, compared to the prior year quarter. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers. During the current quarter, net interest earned from securities lending transactions increased $9 million, or 12%, compared to the prior year quarter, as we satisfied the demand for more hard-to-borrow securities that investors were looking to sell short. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

	Three Months Ended September 30,
	2020	2019

	(in millions)
Average interest-earning assets
Segregated cash and securities	$43,589	$29,443
Customer margin loans	28,490	26,134
Securities borrowed	4,477	4,036
Other interest-earning assets	5,075	5,362
FDIC sweeps [1]	2,982	2,151
	$84,613	$67,126

Average interest-bearing liabilities
Customer credit balances	$68,867	$53,762
Securities loaned	5,756	4,160
Other interest-bearing liabilities	251	173
	$74,874	$58,095

Net Interest income
Segregated cash and securities, net	$14	$153
Customer margin loans [2]	83	175
Securities borrowed and loaned, net	86	77
Customer credit balances, net [2]	8	(137)
Other net interest income 1/3	10	31
Net interest income[3]	$201	$299

Net interest margin ("NIM")	0.94%	1.77%

Annualized Yields
Segregated cash and securities	0.13%	2.06%
Customer margin loans	1.16%	2.66%
Customer credit balances	-0.05%	1.01%

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

(3)Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s condensed consolidated statements of comprehensive income. For the three months ended September 30, 2020 and 2019, $6 million and $4 million were reported in other fees and services, respectively, and $0 million and $4 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current quarter, increased $29 million, or 16%, compared to the prior year quarter, to $214 million, mainly due to a $10 million increase in employee compensation and benefits; a $7 million increase in general and administrative expenses; a $6 million increase in execution, clearing and distribution fees; a $5 million increase in customer bad debt expense; and a $2 million increase in occupancy expenses; partially offset by a $1 million decrease in communications expense. As a percentage of total net revenues, non-interest expenses were 39% for the current quarter and 40% for the prior year quarter.

Execution, Clearing and Distribution Fees

Execution, clearing and distribution fees, for the current quarter, increased $6 million, or 9%, compared to the prior year quarter, to $74 million, driven by higher trade volumes, as total customer options and futures contract and stock share volumes increased 65%, 9% and 109%, respectively, compared to the prior year quarter.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current quarter, increased $10 million, or 15%, compared to the prior year quarter, to $77 million, associated with a 21% increase in the average number of employees to 1,869 for the current quarter, compared to 1,550 for the prior year quarter. We continued to add staff in customer service, compliance, and software development. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 14% for both the current quarter and the prior year quarter.

Occupancy, Depreciation and Amortization

Occupancy, depreciation and amortization expenses, for the current quarter, increased $2 million, or 13%, compared to the prior year quarter, to $17 million, mainly due to higher costs related to the expansion of our physical space for both offices and data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 3% for both the current quarter and the prior year quarter.

Communications

Communications expenses, for the current quarter, decreased less than $1 million compared to the prior year quarter, to $6 million.

General and Administrative

General and administrative expenses, for the current quarter, increased $7 million, or 23%, compared to the prior year quarter, to $37 million, primarily due to an increase in compliance and advertising related expenses. As a percentage of total net revenues, general and administrative expenses were 7% for the current quarter and 6% for the prior year quarter.

Customer Bad Debt

Customer bad debt expense, for the current quarter, increased $5 million, compared to the prior year quarter, to $3 million, due in part to the non-recurrence of the recovery of previous losses recognized in the prior year quarter.

Income Tax Expense

Income tax expense, for the current quarter, increased $12 million, or 60%, compared to the prior year quarter, to $32 million, due to higher income tax expense outside the United States and a return to provision adjustment of $5 million recorded in the current quarter.

The table below presents information about our income tax expense for the periods indicated.

	Three Months Ended September 30,
	2020	2019

	(in millions, except %)
Consolidated
Consolidated income before income taxes	$334	$281
IBG, Inc. stand-alone income before income taxes	-	-
Operating subsidiaries income before income taxes	$334	$281

Operating subsidiaries
Income before income taxes	$334	$281
Income tax expense	18	4
Net income available to members	$316	$277

IBG, Inc.
Average ownership percentage in IBG LLC	18.8%	18.5%
Net income available to IBG, Inc. from operating subsidiaries	$60	$52
IBG, Inc. stand-alone income before income taxes	-	-
Income before income taxes	60	52
Income tax expense	14	16
Net income available to common stockholders	$46	$36

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$18	$4
Income tax expense attributable to IBG, Inc.	14	16
Consolidated income tax expense	$32	$20

Operating Results

Income before income taxes, for the current quarter, increased $53 million, or 19%, to $334 million, compared to the prior year quarter. Pretax profit margin was 61% for the current quarter and 60% for the prior year quarter.

Comparing our operating results for the current quarter to the prior year quarter, excluding the non-GAAP financial measures described below, adjusted net revenues were $518 million, down 1%; adjusted income before income taxes was $304 million, down 11%; and adjusted pre-tax profit margin was 59% for the current quarter and 65% for the prior year quarter. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

Nine Months Ended September 30, 2020 (“current nine-month period”) compared to the Nine Months Ended September 30, 2019 (“prior year nine-month period”)

Net Revenues

Total net revenues, for the current nine-month period, increased $182 million, or 13%, compared to the prior year nine-month period, to $1,619 million. The increase in net revenues was due to higher commissions, other income, and other fees and services, partially offset by lower net interest income.

Commissions

Commissions, for the current nine-month period, increased $286 million, or 53%, compared to the prior year nine-month period, to $824 million, driven by higher customer trading volumes in options, futures and stocks. Total customer options and futures contract and stock share volumes increased 64%, 33% and 63%, respectively, compared to the prior year nine-month period. The increase in customer trading volumes across all product types was in line with higher volatility associated with the COVID-19 pandemic in the current nine-month period as compared to the prior year nine-month period. Total DARTs for cleared and execution-only customers, for the current nine-month period, increased 99% to 1.68 million, compared to 845 thousand for the prior year nine-month period. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current nine-month period, increased 98% to 1.50 million, compared to 758 thousand for the prior year nine-month period. Average commission per commissionable order for cleared customers, for the current nine-month period, decreased 21% to $2.91, compared to $3.68 for the prior year nine-month period, reflecting smaller average order sizes across all products as well as some effect from higher exchange rebates passed through to our customers. Smaller trade sizes are often seen in high volatility periods, as traders choose to risk less per trade in fast-moving markets.

Other Fees and Services

Other fees and services, for the current nine-month period, increased $18 million, or 17%, compared to the prior year nine-month period, to $123 million, driven by a $13 million increase in IPO-related fee income, a $10 million increase in market data fee income, and a $4 million increase in payments for order flow income from options exchange-mandated programs; partially offset by a $5 million decrease in risk exposure fee income, a $2 million decrease in FDIC Insured Bank Deposit Sweep Program fee income, and a $2 million decrease in other customer related fee income.

Other Income

Other income, for the current nine-month period, increased $27 million, compared to the prior year nine-month period, to a gain of $25 million. This increase was mainly comprised of (1) a $66 million increase related to our currency diversification strategy, which lost $6 million in the current nine-month period compared to a loss of $72 million in the prior year nine-month period; partially offset by (2) a $12 million decrease related our U.S. government securities portfolio, which swung to a $4 million net mark-to-market loss in the current nine-month period from a $8 million net mark-to-market gain in the prior year nine-month period; (3) a $4 million decrease in net mark-to-market gains on our investment in Tiger Brokers, which decreased to a $12 million mark-to-market gain in the current nine-month period; (4) a $17 million decrease related to other investments, which decreased to a $28 million net mark-to-market gain in the current nine-month period; and (5) a $13 million impairment loss on our investment in OneChicago Exchange recognized in the current nine-month period.

A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current nine-month period, decreased $149 million, or 19%, compared to the prior year nine-month period, to $647 million. The decrease in net interest income was primarily driven by lower benchmark interest rates.

Net interest income on customer balances, for the current nine-month period, decreased $159 million, compared to the prior year nine-month period, driven by a decrease in the average federal funds effective rate to 0.47% from 2.33% in the prior year nine-month period, partially offset by a $13.9 billion increase in average customer credit balances, a portion of which was invested in interest-bearing U.S. government securities and a $1.0 billion increase in average customer margin loans. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current nine-month period.

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

In the current nine-month period, average securities borrowed increased 14%, to $4.4 billion and average securities loaned increased 33%, to $5.3 billion, compared to the prior year nine-month period. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers. During the current nine-month period, net interest earned from securities lending transactions increased $51 million, or 29%, compared to the prior year nine-month period, as we satisfied the demand for more hard-to-borrow securities that investors were looking to sell short. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

	Nine Months Ended September 30,
	2020	2019

	(in millions)
Average interest-earning assets
Segregated cash and securities	$41,283	$27,384
Customer margin loans	27,052	26,014
Securities borrowed	4,448	3,900
Other interest-earning assets	5,288	5,202
FDIC sweeps [1]	2,864	1,999
	$80,935	$64,499

Average interest-bearing liabilities
Customer credit balances	$65,716	$51,786
Securities loaned	5,304	3,993
Other interest-bearing liabilities	313	78
	$71,333	$55,857

Net Interest income
Segregated cash and securities, net	$159	$434
Customer margin loans [2]	287	537
Securities borrowed and loaned, net	228	177
Customer credit balances, net [2]	(55)	(421)
Other net interest income 1/3	47	94
Net interest income [3]	$666	$821

Net interest margin ("NIM")	1.10%	1.70%

Annualized Yields
Segregated cash and securities	0.51%	2.12%
Customer margin loans	1.41%	2.76%
Customer credit balances	0.11%	1.09%

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

(3)Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s condensed consolidated statements of comprehensive income. For the nine months ended September 30, 2020 and 2019, $14 million and $10 million were reported in other fees and services, respectively, and $5 million and $15 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current nine-month period, increased $163 million, or 28%, compared to the prior year nine-month period, to $755 million, mainly due to a $126 million increase in general and administrative expenses; a $35 million increase in execution, clearing and distribution fees; a $26 million increase in employee compensation and benefits; and an $8 million increase in occupancy expenses; partially offset by a $32 million decrease in customer bad debt expense. As a percentage of total net revenues, non-interest expenses were 47% for the current nine-month period and 41% for the prior year nine-month period.

Execution, Clearing and Distribution Fees

Execution, clearing and distribution fees, for the current nine-month period, increased $35 million, or 18%, compared to the prior year nine-month period, to $227 million, driven by higher trade volumes, as total customer options and futures contract and stock share volumes increased 64%, 33% and 63%, respectively, compared to the prior year nine-month period.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current nine-month period, increased $26 million, or 12%, compared to the prior year nine-month period, to $239 million, associated with a 19% increase in the average number of employees to 1,771 for the current nine-month period, compared to 1,493 for the prior year nine-month period. We continued to add staff in customer service, compliance, and software development. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 15% for both the current nine-month period and the prior year nine-month period.

Occupancy, Depreciation and Amortization

Occupancy, depreciation and amortization expenses, for the current nine-month period, increased $8 million, or 19%, compared to the prior year nine-month period, to $51 million, mainly due to higher costs related to the expansion of our physical space for both offices and data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 3% for both the current nine-month period and the prior year nine-month period.

Communications

Communications expenses for the current nine-month period and for the prior year nine-month period were $19 million.

General and Administrative

General and administrative expenses, for the current nine-month period, increased $126 million, or 158%, compared to the prior year nine-month period, to $206 million, primarily due to $103 million in expenses incurred to compensate certain affected customers in connection with their losses resulting from the West Texas Intermediate Crude Oil futures contracts settling at a price below zero on April 20, 2020, as described above; a $5 million donation to assist efforts to provide food and support for people affected by the COVID-19 pandemic in the United States as well as to advance medical solutions; higher advertising expenses; and higher professional services fees and expenses related to compliance, legal and regulatory matters. As a percentage of total net revenues, general and administrative expenses were 13% for the current nine-month period and 6% for the prior year nine-month period.

Customer Bad Debt

Customer bad debt expense, for the current nine-month period, decreased $32 million, or 71%, compared to the prior year nine-month period, to $13 million, due to the non-recurrence of $42 million in bad expense related to margin lending on a particular security listed on a major U.S. exchange that lost a substantial amount of its value in a very short timeframe that occurred in the prior year nine-month period; partially offset by higher bad debt expense resulting from the unusually volatile markets in the current nine-month period compared to the prior year nine-month period. See Note 13 - “Commitments, Contingencies, and Guarantees” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Expense

Income tax expense, for the current nine-month period, increased $15 million, or 30%, to $65 million, compared to the prior year nine-month period, due to higher income tax expense outside the United States and a return to provision adjustment of $4 million recorded in the current nine-month period, partially offset by a $3 million lower income tax expense attributable to IBG, Inc. driven by a $6 million return to provision adjustment recorded in the prior year nine-month period.

The table below presents information about our income tax expense for the periods indicated.

	Nine Months Ended September 30,
	2020	2019

	(in millions, except %)
Consolidated
Consolidated income before income taxes	$864	$845
IBG, Inc. stand-alone income before income taxes	-	(1)
Operating subsidiaries income before income taxes	$864	$846

Operating subsidiaries
Income before income taxes	$864	$846
Income tax expense	34	16
Net income available to members	$830	$830

IBG, Inc.
Average ownership percentage in IBG LLC	18.6%	18.3%
Net income available to IBG, Inc. from operating subsidiaries	$155	$152
IBG, Inc. stand-alone income before income taxes	-	(1)
Income before income taxes	155	151
Income tax expense	31	34
Net income available to common stockholders	$124	$117

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$34	$16
Income tax expense attributable IBG, Inc.	31	34
Consolidated income tax expense	$65	$50

Operating Results

Income before income taxes, for the current nine-month period, increased $19 million, or 2%, to $864 million, compared to the prior year nine-month period. Pretax profit margin was 53% for the current nine-month period and 59% for the prior year nine-month period.

Comparing our operating results for the current nine-month period to the prior year nine-month period, excluding the non-GAAP financial measures described below, adjusted net revenues were $1,622 million, up 10%; adjusted income before income taxes was $971 million, up 4%; and adjusted pre-tax profit margin was 60% for the current nine-month period and 63% for the prior year nine-month period. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of investments of customer funds, collateralized receivables arising from customer-related and proprietary securities transactions, and exchange-listed marketable securities, which are marked-to-market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed and securities purchased under agreements to resell. As of September 30, 2020, total assets were $84.7 billion of which approximately $84.1 billion, or 99.3%, were considered liquid.

Decisions on the allocation of capital are based upon, among other things, prudent risk management guidelines, potential liquidity and cash flow needs for current and future business activities, regulatory capital requirements, and projected profitability. Our Treasury department, Risk Committee and other management control groups assist in evaluating, monitoring and controlling the impact that our business activities have on our financial condition, liquidity and capital structure. The objective of these policies is to support our corporate business strategies while ensuring ongoing and sufficient liquidity.

Daily monitoring of liquidity needs and available collateral levels is undertaken to help ensure that an appropriate liquidity cushion, in the form of cash and unpledged collateral, is maintained at all times. We actively manage our excess liquidity and we maintain significant borrowing facilities through the securities lending markets and with banks. As a general practice, we maintain sufficient levels of cash on hand to provide us with a buffer should we need immediately available funds for any reason. In addition, pursuant to our liquidity management plan we perform periodic liquidity stress tests, which are designed to identify and reserve liquid assets that would be available under market or idiosyncratic stress events. Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings will be adequate to meet our future liquidity needs for more than the next twelve months.

As of September 30, 2020, liability balances in connection with securities loaned and payables to customers were lower than the average monthly balance during the current quarter, and short-term borrowings were higher than their average monthly balance during the current quarter.

Cash and cash equivalents held by our non-U.S. operating subsidiaries as of September 30, 2020 were $1,132 million ($1,121 million as of December 31, 2019). These funds are primarily intended to finance each individual operating subsidiary’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. As of September 30, 2020, we had no intention to repatriate further amounts from non-U.S. operating subsidiaries except for Timber Hill Canada Company, which discontinued its market making activity in Canada in 2019. With the enactment of the U.S. Tax Cuts and Jobs Act on December 22, 2017, we recognized a liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries for the year ended December 31, 2017. As a result, in the event dividends were to be paid to the Company in the future by a non-U.S. operating subsidiaries, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 12% to $8.5 billion as of September 30, 2020 from $7.7 billion as of September 30, 2019. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The table below presents our cash flows from operating activities, investing activities and financing activities for the periods indicated.

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Net cash provided by operating activities	$3,472	$2,178
Net cash used in investing activities	(28)	(77)
Net cash provided by (used in) financing activities	326	(358)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	29	(14)
Increase in cash, cash equivalents, and restricted cash	$3,799	$1,729

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

Nine Months Ended September 30, 2020: Our cash, cash equivalents, and restricted cash (i.e., cash and cash equivalents that are subject to withdrawal or usage restrictions) increased by $3,799 million to $16.1 billion for the nine months ended September 30, 2020. We raised $3,472 million in net cash from operating activities mainly driven by customer credit balances which increased by $12.6 billion; and customer margin loans which decreased by $0.9 billion as customers deleveraged due to the COVID-19 pandemic; partially offset by a $11.5 billion increase in our investments in securities segregated for regulatory purposes securities. We used net cash of $298 million in our investing and financing activities, primarily for distributions to noncontrolling interests and dividends paid to our common stockholders. Investing activities mainly consisted of purchases of other investments and property, equipment and intangible assets.

Nine Months Ended September 30, 2019: For a discussion of changes in cash flows for the nine months ended September 30, 2019 refer to our Quarterly Report on Form 10-Q filed with the SEC on November 12, 2019.

Regulatory Capital Requirements

Our principal operating subsidiaries are subject to separate regulation and capital requirements in the U.S. and other jurisdictions. IB LLC, TH LLC and IB Corp are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act, IB LLC is also subject to the CFTC’s minimum financial requirements (Regulation 1.17). IBC is subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, IBUK is subject to the United Kingdom Financial Conduct Authority Capital Requirements Directive, IBLUX is subject to the Luxembourg Commission de Surveillance du Secteur Financier financial resources requirement, IBKRFS is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement, IBI is subject to the National Stock Exchange of India net capital requirements, IBHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements, IBSG is subject to the Monetary Authority of Singapore capital requirements, and IBA is subject to the Australian Securities Exchange liquid capital requirement.

As of September 30, 2020, aggregate excess regulatory capital for all our operating subsidiaries was $5.9 billion, and all operating subsidiaries were in compliance with their respective regulatory capital requirements.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were approximately $31 million and $62 million for the nine months ended September 30, 2020 and 2019, respectively. In the future, we plan to meet capital expenditure needs with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

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

Strategic Investments and Acquisitions

We regularly evaluate potential strategic investments and acquisitions. We hold strategic investments in electronic trading exchanges including BOX Options Exchange, LLC. We also hold a strategic investment in Tiger Brokers, an online stock brokerage established for Chinese retail and institutional customers, in which we have a beneficial ownership interest of 7.6%.

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

As of September 30, 2020, there were no other definitive agreements with respect to any material acquisition.

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

Unusual bad debt expense includes material losses on margin loans resulting from unusual events that occur in the marketplace. For the nine months ended September 30, 2020, unusual bad debt expense reflects losses incurred by futures customers in excess of the equity in their accounts, related the West Texas Intermediate Crude Oil event described in Part I, Item 2 of this Quarterly Report on Form10-Q. For the nine months ending September 30, 2019, unusual bad debt expense reflects losses recognized on margin lending to a small number of our brokerage customers that had taken relatively large positions in a security listed on a major U.S. exchange, which lost a substantial amount of its value in a very short timeframe. (See Note 13 – “Commitments, Contingencies and Guarantees” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form10-Q.)

The effect of our currency diversification strategy, net mark-to-market on investments, customer compensation expense, and unusual bad debt expense are excluded because management does not believe they are indicative of our underlying core business performance.

These non-GAAP measures should be considered in addition to, rather than as a substitute for, measures of financial performance prepared in accordance with GAAP(1).

__________________________

(1) Refers to generally accepted accounting principles in the United States.

The table below presents a reconciliation of consolidated GAAP to non-GAAP financial measures for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Adjusted net revenues
Net revenues - GAAP	$548	$466	$1,619	$1,437
Non-GAAP adjustments
Currency diversification strategy, net	(27)	47	6	72
Mark-to-market on investments	(3)	12	(3)	(28)
Total non-GAAP adjustments	(30)	59	3	44
Adjusted net revenues	$518	$525	$1,622	$1,481

Adjusted income before income taxes
Income before income taxes - GAAP	$334	$281	$864	$845
Non-GAAP adjustments
Currency diversification strategy, net	(27)	47	6	72
Mark-to-market on investments	(3)	12	(3)	(28)
Customer compensation expense	-	-	103	-
Bad debt expense	-	-	1	42
Total non-GAAP adjustments	(30)	59	107	86
Adjusted income before income taxes	$304	$340	$971	$931

Pre-tax profit margin	59%	65%	60%	63%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Adjusted net income available for common stockholders
Net income available for common stockholders - GAAP	$46	$36	$124	$117
Non-GAAP adjustments
Currency diversification strategy, net	(5)	9	1	13
Mark-to-market on investments	(1)	2	(1)	(5)
Customer compensation expense	-	-	19	-
Bad debt expense	-	-	0	8
Income tax effect of above adjustments[1]	1	(3)	(4)	(4)
Total non-GAAP adjustments	(4)	9	16	12
Adjusted net income available for common stockholders	$42	$45	$140	$129

Note: Amounts may not add due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in dollars)
Adjusted diluted EPS
Diluted EPS - GAAP	$0.58	$0.45	$1.58	$1.52
Non-GAAP adjustments
Currency diversification strategy, net	(0.06)	0.11	0.02	0.17
Mark-to-market on investments	(0.01)	0.03	(0.01)	(0.06)
Customer compensation expense	0.00	0.00	0.24	0.00
Bad debt expense	0.00	0.00	0.00	0.10
Income tax effect of above adjustments[1]	0.02	(0.03)	(0.05)	(0.05)
Total non-GAAP adjustments	(0.05)	0.11	0.20	0.16
Adjusted diluted EPS	$0.53	$0.57	$1.79	$1.68

Diluted weighted average common shares outstanding	79,120,548	77,348,976	78,243,699	76,646,487

Note: Amounts may not add due to rounding.

______________________________

(1)The income tax effect is estimated using the corporate income tax rates applicable to the Company.

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

We use various risk management tools in managing our market risk, which are embedded in our real-time market making systems. We employ certain hedging and risk management techniques to protect us from a severe market dislocation. Our risk management policies are developed and implemented by our steering committee, which is chaired by our Chief Executive Officer and comprised of senior executives of our various companies. The strategy of our market making activity is to calculate quotes a few seconds ahead of the market and execute small trades at a tiny but favorable differential as a result. This is made possible by our proprietary pricing model, which evaluates and monitors the risks inherent in our portfolio, assimilates external market data and reevaluates the outstanding quotes in our portfolio many times per second. Our model automatically rebalances our positions throughout each trading day to manage risk exposures on our options and futures positions and the underlying securities, and will price the increased risk that a position would add to the overall portfolio into the bid and offer prices we post. Under risk management policies implemented and monitored primarily through our computer systems, reports to management, including risk profiles, profit and loss analysis and trading performance, are prepared on a real-time basis as well as daily and periodical bases. Although our market making activity is completely automated, the trading process and our risk are monitored by a team of individuals who, in real time, observe various risk parameters of our consolidated positions. Our assets and liabilities are marked-to-market daily for financial reporting purposes and re-valued continuously throughout the trading day for risk management and asset/liability management purposes.

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

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL increased from $0.959 to $0.971, or 1.18%, as of September 30, 2020 compared to September 30, 2019. As of September 30, 2020, approximately 26% of our equity was denominated in currencies other than the U.S. dollar.

The table below presents a comparison of the U.S. dollar equivalent of the GLOBAL for the periods indicated.

		As of 9/30/2019					As of 9/30/2020
			GLOBAL in	% of	Net Equity	New		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.68	1.0000	0.680	70.9%	$5,424	0.72	1.0000	0.720	74.2%	$6,338	3.3%
EUR	0.09	1.0899	0.098	10.2%	782	0.09	1.1721	0.105	10.9%	929	0.6%
JPY	4.41	0.0093	0.041	4.3%	325	3.91	0.0095	0.037	3.8%	326	-0.4%
GBP	0.02	1.2295	0.025	2.6%	196	0.02	1.2924	0.026	2.7%	227	0.1%
CHF	0.02	1.0020	0.020	2.1%	160	0.02	1.0859	0.022	2.2%	191	0.1%
CNH	0.10	0.1400	0.014	1.5%	112	0.13	0.1474	0.019	2.0%	169	0.5%
INR	1.10	0.0142	0.016	1.6%	124	1.10	0.0136	0.015	1.5%	132	-0.1%
CAD	0.02	0.7553	0.015	1.6%	121	0.02	0.7506	0.011	1.2%	99	-0.4%
AUD	0.02	0.6752	0.014	1.4%	108	0.02	0.7163	0.011	1.1%	95	-0.3%
HKD	0.14	0.1276	0.018	1.9%	142	0.04	0.1290	0.005	0.5%	40	-1.4%
MXN	0.17	0.0507	0.009	0.9%	69	-	0.0452	-	0.0%	-	-0.9%
SEK	0.05	0.1016	0.005	0.5%	41	-	0.1117	-	0.0%	-	-0.5%
NOK	0.03	0.1099	0.003	0.3%	26	-	0.1072	-	0.0%	-	-0.3%
DKK	0.02	0.1460	0.003	0.3%	23	-	0.1574	-	0.0%	-	-0.3%
			0.959	100.0%	$7,653			0.971	100.0%	$8,546	0.0%

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

Interest Rate Risk

We had no variable-rate debt outstanding as of September 30, 2020.

We pay our customers interest based on benchmark overnight interest rates in various currencies, when interest rates are above a benchmark rate plus a small spread, on cash balances above $10 thousand (or equivalent) in securities accounts holding more than $100 thousand and at lower, tiered rates for accounts holding less than $100 thousand (or equivalent) net asset value. In a normal rate environment, we typically invest a portion of these funds in U.S. government securities with maturities of up to two years. If interest rates were to increase rapidly and substantially, our net interest income would not increase proportionally with the interest rates for the portion of the funds invested in the U.S. government securities with fixed yields. In addition, the mark-to-market changes in the value of these fixed rate securities will be reflected in other income, instead of net interest income. Based on customer balances and investments outstanding as of September 30, 2020, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $94 million over the first year and $103 million on an annualized basis, assuming the full effect of reinvestment at higher rates. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Based on customer balances and investments outstanding as of September 30, 2020, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $61 million over the first year and $65 million on an annualized basis, assuming the full effect of reinvestment at lower rates.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of September 30, 2020, we had $30.3 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on February 28, 2020 except as updated in Note 13 - “Commitments, Contingencies, and Guarantees” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

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

The expected departure of the United Kingdom from the European Union could negatively impact our business and results of operations

In March 2017, following a referendum, the United Kingdom (“U.K.”) invoked Article 50 of the Lisbon Treaty thereby notifying the European Union (“E.U.”) of its intention to withdraw from the E.U. The resolution of the terms and conditions of the U.K.’s departure from the E.U., commonly referred to as “Brexit,” has been on-going over the last several years. On January 29, 2020, the European Parliament voted to ratify the Withdrawal Agreement and the U.K. officially left the E.U. at 11:00 p.m. (London time) on Friday, January 31, 2020. The Withdrawal Agreement provides for an 11-month transition period (“Transition Period”). This means that, notwithstanding the U.K.’s exit from the E.U., the majority of E.U. rules and legislation will continue to apply in the U.K. during the Transition Period, which ends on December 31, 2020. We conduct business in the E.U. primarily through our U.K. affiliate, Interactive Brokers (U.K.) Limited (“IBUK”), and through our Luxembourg affiliate, Interactive Brokers Luxembourg SARL (“IBLUX”). We have sought to address Brexit-related risks by, among other things, applying for additional licenses in Europe, through our affiliates Interactive Brokers Ireland Limited (“IBIE”) and Interactive Brokers Central Europe Zrt (“IBCE”). These license applications are pending and it is possible that one or both will still be in progress at December 31, 2020. Depending on the terms of the U.K.’s future relationship with the E.U. and timing, depending on the status of our E.U. pending license application~~s~~, depending on other regulatory flexibility and interpretations, and depending on IBLUX’s capacity to carry a larger portion of our E.U. client base, we could be unable to fully service some E.U. customers for some period of time subsequent to the expiration of the Transition Period. Although it is difficult to identify all risks that might arise from a delay in obtaining a license for IBIE, IBCE or both, the risks include potential limitations on our ability to execute position-increasing transactions for existing clients of IBUK and on our ability to open accounts for new E.U. customers. These potential limitations could negatively impact our business in Europe, and could lead to the loss of clients and revenue from our European business. We currently believe that any delay in our ability to service existing clients or open new accounts would be limited and temporary, but we cannot predict the timing or outcome of our license applications, the possibility of developments based on ongoing discussions between the E.U. and the U.K., or the possibility of relief under national temporary permission regimes in Europe.

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

With the consent of Holdings and the Company (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed in July 2020 to redeem certain membership interests from Holdings through the sale of common stock and the distribution of the proceeds of such sale to the beneficial owners of such membership interests.

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

On August 20, 2020, the Company issued 1,000,000 shares of common stock (with a fair value of $52 million) to Holdings, for distribution to certain of its members in exchange for membership interests in IBG LLC equal in number to such number of shares of common stock issued by the Company. The acquired shares were distributed in-kind to the members of Holdings who elected to redeem a portion of their Holdings membership interests.

Neither Mr. Thomas Peterffy nor his affiliates elected to redeem any of their Holdings membership interests and therefore have no interest in the proceeds of sale or distribution of the shares of Class A common stock acquired by Holdings on August 20, 2020.

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

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Condensed Consolidated Financial Statements tagged in detail levels 1-4.

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

Date: November 9, 2020