Form 10-K
period 2020-12-31
Interactive Brokers Group, Inc.
filed 2021-03-01
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $3,155,276,668 computed by reference to the $41.77 closing sale price of the common stock on the Nasdaq Global Select Market, on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 25, 2021, there were 90,780,441 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference: Portions of Registrant’s definitive proxy statement for its 2021 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

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

•the impact of the Coronavirus Disease 2019 (“COVID-19”) pandemic and the measures implemented to contain the spread of the virus; and

•other factors discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K or elsewhere in this Annual Report on Form 10-K.

We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

Interactive Brokers Group, Inc. (“IBG, Inc.” or the “Company”) is an automated global electronic broker. We custody and service accounts for hedge and mutual funds, exchange traded funds (“ETFs”), registered investment advisors, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders while striving to achieve best executions and processing trades in stocks, options, futures, foreign exchange instruments (“forex”), bonds, mutual funds and ETFs on more than 135 electronic exchanges and market centers around the world. In the United States of America (“U.S.”), we conduct our business primarily from our headquarters in Greenwich, Connecticut, and from Chicago, Illinois. Abroad, we conduct our business through offices located in Canada, the United Kingdom, Ireland, Luxembourg, Switzerland, Hungary, India, China (Hong Kong and Shanghai), Japan, Singapore, and Australia. As of December 31, 2020, we had 2,033 employees worldwide.

IBG, Inc. is a holding company whose primary asset is the ownership of approximately 21.8% of the membership interests of IBG LLC, the current holding company for our businesses. IBG, Inc. is the sole managing member of IBG LLC.

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

Our internet address is www.interactivebrokers.com and the investor relations section of our website is located at www.interactivebrokers.com/ir. We make available free of charge, on or through the investor relations section of our website, this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, registration statements, prospectus supplements, and Section 16 filings for our directors and officers, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains an internet site, www.sec.gov, that contains annual, quarterly and current reports, proxy and information statements and other information that issuers file electronically with the SEC. Our electronic SEC filings are made available to the public on the SEC’s internet site. In addition, posted on our website are our Bylaws, our Amended and Restated Certificate of Incorporation, charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our board of directors, our Accounting Matters Complaint Policy, our Whistle Blower Hotline, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time periods required by SEC and the Nasdaq Stock Market LLC’s Global Select Market (“Nasdaq”), we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer. In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures, if any, (as defined in Regulation G) promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

Our Investor Relations Department can be contacted at Interactive Brokers Group, Inc., Two Pickwick Plaza, Greenwich, Connecticut 06830, Attn: Investor Relations, e-mail: investor-relations@interactivebrokers.com.

Our Organizational Structure and Overview of Recapitalization Transactions

The graphic below illustrates our current ownership structure and reflects current ownership percentages. The graphic below does not display the subsidiaries of IBG LLC.

Our primary assets are our ownership of approximately 21.8% of the membership interests of IBG LLC, the current holding company for our businesses, and our controlling interest and related contractual rights as the sole managing member of IBG LLC. The remaining approximately 78.2% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned directly and indirectly by our founder and Chairman, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The IBG LLC membership interests held by Holdings will be subject to purchase by us over time in connection with offerings by us of shares of our common stock.

The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of December 31, 2020.

	IBG, Inc.	Holdings	Total
Ownership %	21.8%	78.2%	100.0%
Membership interests	90,780,444	325,960,034	416,740,478

Purchases of IBG LLC membership interests, held by Holdings, by the Company are governed by the exchange agreement among us, IBG LLC, Holdings and the historical members of IBG LLC, (the “Exchange Agreement”), a copy of which was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed with the SEC on November 9, 2009. The Exchange Agreement, as amended June 6, 2012, provides that the Company may facilitate the redemption by Holdings of interests held by its members through the issuance of shares of common stock through a public offering in exchange for the interests in IBG LLC being redeemed by Holdings. Periodically since June 2011, with the consent of Holdings and the Company (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC has agreed to redeem certain membership interests from Holdings through the sale of common stock and to distribute the proceeds of such sale to the beneficial owners of such membership interests. From 2011 through 2020, the Company issued 28,127,765 shares of common stock (with a fair value of $1,115 million) to Holdings in exchange for an equivalent number of shares of member interests in IBG LLC.

Nature of Operations

As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on our proprietary technology, our systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost in multiple products and currencies from a single trading account. We offer our customers access to all classes of tradable, primarily exchange-listed products, including stocks, options, futures, forex, bonds, mutual funds and ETFs traded on more than 135 electronic exchanges and market centers in 33 countries and in 25 currencies seamlessly around the world. The emerging complexity of multiple market centers has provided us with the opportunity to build and continually adapt our order routing software to secure excellent trade execution prices.

Since the launching of our electronic brokerage business in 1993, we have grown to over 1.07 million institutional and individual brokerage customers. We provide our customers with what we believe to be one of the most effective and efficient electronic brokerage platforms in the industry.

We are able to provide our customers with high-speed trade execution at low commission rates, in large part because of our proprietary technology. As a result of our advanced electronic brokerage platform, we attract sophisticated and active investors.

No single customer represented more than 1% of our commissions in 2020.

Our key product offerings include:

•IBKR ProSM is the traditional IBKR service designed for sophisticated investors. IBKR ProSM offers the lowest cost access to stocks, options, futures, forex, bonds, mutual funds and ETFs on over 135 electronic exchanges and market centers in 33 countries.

•IBKR LiteSM provides unlimited commission-free trades on U.S. exchange-listed stocks and ETFs as well as low cost access to global markets without required account minimums or inactivity fees to participating U.S. customers. IBKR LiteSM was designed to meet the needs of investors who are seeking a simple, commission-free way to trade U.S. exchange-listed stocks and ETFs and do not wish to consider our efforts to obtain greater price improvement through our IB SmartRoutingSM system.

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

•Bill Pay – Our Bill Pay program allows customers to make electronic or check payments to almost any company or individual in the U.S. The service can be configured for one-time or recurring payments and permits customers to schedule future payments.

•Direct Deposit and Mobile Check Deposit – Our Direct Deposit program allows customers to automatically deposit paychecks, pension distributions and other recurring payments to their (non-retirement) brokerage account with us. In addition, U.S. customers can use our Mobile Check Deposit to directly deposit checks drawn on a U.S. bank.

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

•Mutual Fund Marketplace – The Mutual Fund Marketplace offers our customers access to more than 37,000 no-load mutual funds worldwide, including over 8,300 no-transaction-fee funds from more than 380 fund families.

•Bonds Marketplace – The Bonds Marketplace allows customers to search for the best yields from a vast universe of bonds from issuers in the Americas, Europe and Asia. We provide direct market access at a low cost to a wide array of corporate, government and municipal securities. Our customers obtain competitive bids and offers with low, transparent commissions and no hidden mark-ups.

•Fractional Trading – Fractional Trading allows customers to buy and sell using either a specified cash amount or fractional shares, which are stock units that amount to less than one full share. This functionality allows customers to purchase as little as $1.00 of almost any U.S. stock, experiment with trading and investing without committing substantial sums of money, and learn about building and rebalancing diversified portfolios.

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

•Flexible and Customizable System - Our platform is designed to provide an efficient customer experience, beginning with a highly automated account opening process and ending with a fast trade execution and reporting. Our sophisticated interface provides interactive real-time views of account balances, positions, profits or losses, buying power and “what-if” scenarios to enable our customers to more easily make informed investment decisions and trade effectively. Our system is configured to remember the user’s preferences and is specifically designed for multi-screen systems. When away from their main workstations, customers are able to access their accounts through our IBKR Mobile platforms for a seamless experience.

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

•Trade Desk - We offer broker-assisted trading through our block trade desk, which is ideal when customers are away from their computer, and through our corporate bond desk, for times when large customer orders need access to more liquidity than is currently available electronically.

•IBKR Campus – IBKR Campus helps customers learn about the markets, products and tools available through our platforms. IBKR Campus offers self-directed courses at the Traders’ Academy, live and recorded webinars, our Traders’ Insight market commentary blog, the IBKR Quant Blog, and our Student Trading Lab, which lets educators bring real-world trading experiences to their classroom.

Promotional offerings include:

•IBKR Refer A Friend Program – Under the Refer A Friend program, we allow existing customers to refer friends and family to IBKR. The referring customer can earn a flat fee payment of $200 while the new customer can receive up to $1,000 in IBKR stock. The specific program details and eligibility requirements are described on our website.

Analytical offerings on our platform include:

•IB Risk NavigatorSM – We offer free to all customers our real-time market risk management platform that unifies exposure across multiple asset classes around the globe. The system is capable of identifying overexposure to risk by starting at the portfolio level and drilling down into successively greater detail within multiple report views. Report data is updated every ten seconds or upon changes to portfolio composition. Predefined reports allow the summarization of a portfolio from different risk perspectives, providing views of Exposure, Value at Risk (“VaR”), Delta, Gamma, Vega and Theta, profit and loss and position quantity measures. The system also offers the customer the ability to modify positions through “what-if” scenarios that show hypothetical changes to the risk profile.

•PortfolioAnalyst – Our PortfolioAnalyst reporting tool is designed to allow customers to evaluate the performance of their portfolio by creating and saving reports based on a set of measurement criteria and optionally comparing their data to selected industry benchmarks. PortfolioAnalyst also allows customers to link their investment, checking, savings, annuity, incentive plans and credit card accounts to understand their consolidated financial state and plan for the future.

•Mutual Fund/ETF Parser – The Parser categorizes the individual component stocks within mutual funds and ETFs, giving an accurate, granular picture of the overall exposure to asset classes, industry sectors and companies.

•Portfolio Builder – Portfolio Builder allows our customers to set up an investment strategy based on research and rankings from top buy-side providers and fundamental data; use filters to define the universe of equities that will comprise their strategy and back-test their strategy using up to three years of historical performance; work in hypothetical mode to adjust the strategy until the historical performance meets their standards; and, with the click of a button, let the system create the orders to invest in a strategy and track its performance in their portfolio.

•Environmental, social and governance (“ESG”) Tools

•ESG Scores – ESG scores from Refinitiv give customers a new set of tools for making investment decisions based on more than just financial factors. Companies are scored along several dimensions, such as reducing emissions and supporting human rights, and customers can easily see how companies rank both overall and on each dimension.

•Impact Dashboard – The Impact Dashboard allows customers to evaluate and invest in companies that align with their values. Customers can select the values they care about from a list ranging from clean air to consumer safety and racial equality, and measure how both individual securities and their overall portfolio measure up against their criteria.

•Interactive AnalyticsSM and IB Option AnalyticsSM – We offer our customers state-of-the-art tools, which include a customizable trading platform, advanced analytic tools and over 100 sophisticated order types and algorithms. We also provide a real-time option analytics window which displays values that reflect the rate of change of an option’s price with respect to a unit change in each of a number of risk dimensions.

•Probability Lab® (Patent Pending) – The Probability Lab® provides customers with an intuitive, visual method to analyze market participants’ future stock price forecasts based on current option prices. This tool compares a customer’s stock price forecast versus that of the market and scans the entire option universe for the highest Sharpe ratio multi-leg option strategies that take advantage of the customer’s forecast.

•Goal Tracker - Interactive Advisors' Goal Tracker projects the hypothetical performance of a portfolio and monitors how likely it is the portfolio might achieve the goal. Customers can adjust inputs, such as monthly contribution amount, goal target date, or the cost or outflow associated with the goal, to estimate the likelihood of achieving a goal.

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

•Model Portfolios – Model Portfolios offer advisors an efficient and time-saving approach to investing customer assets. They allow advisors to create groupings of financial instruments based on specific investment themes, and then invest customer funds into these models.

•IBKR Allocation Order Tool – The IBKR Allocation Order Tool streamlines the creation, execution and allocation of group orders. The tool provides advisors with a single screen to enter trade allocations quickly across many customer accounts, advisors or strategies; allocate total quantity or cash quantity for user-specified values proportionally or equally; and modify orders or allocations on the fly.

•ESG Impact Profile - The ESG Impact Profile helps advisors understand customer preferences for socially responsible and impact investing. Advisors’ customers can select personal investment criteria from thirteen impact values and principles and exclude investments based on ten categories.

•IBKR Client Risk Profile – IBKR Client Risk Profile is designed to help advisors determine the most suitable investments for their customers, based on each customer’s risk tolerance. This information is collected through a custom-designed questionnaire. Advisors can view the scores through the Advisor Portal and create custom pre-trade allocation groups and profiles in TWS to place orders and allocate trades for customers with similar risk profiles.

For introducing brokers and advisors, we offer:

•White Branding – Our large financial advisor and broker-dealer customers may “white brand” our trading interface, account management and reports with their firm’s identity. Broker-dealer customers can also select from among our modular functionalities, such as order routing, trade reporting or clearing, on specific products or exchanges where they may not have up-to-date technology, in order to offer to their customers a complete global range of services and products.

For customers looking for online advisory services, we offer:

•Interactive Advisors – Interactive Advisors recruits registered financial advisors, vets them, analyzes their investment track records, and groups them by their risk profile. Investors who are interested in having their individual accounts robo-traded are grouped by their risk and return preferences. Investors can assign their accounts to be traded by one or more advisors. Interactive Advisors also offers our customers Smart Beta Portfolios which combine the benefits of actively managed fund stock selection techniques with passive ETFs low cost automation to provide broad market exposure and potentially higher returns, as well as Socially Responsible Investing.

Technology

Our proprietary technology is the key to our success. We believe that integrating our system with electronic exchanges and market centers worldwide results in transparency, liquidity and efficiencies of scale. Together with the IB SmartRoutingSM system and our low execution costs, this approach reduces overall transaction costs to our IBKR ProSM customers and, in turn, increases our transaction volume and profits (customers who elect to use our IBKR LiteSM offering do not take advantage of our IB SmartRoutingSM technology). Over the past four decades, we have developed an integrated trading system and communications network and have positioned our company as an efficient conduit for the global flow of risk capital across asset and product classes on electronic exchanges around the world, permitting us to have one of the lowest cost structures in the industry. We believe that developing, maintaining and continuing to enhance our proprietary technology provides us and our customers with the competitive advantage of being able to adapt quickly to the changing environment of our industry and to take advantage of opportunities presented by new exchanges, products, pricing mechanisms or regulatory changes before our competitors.

Our proprietary technology infrastructure enables us to provide our customers with the ability to execute trades at among the lowest execution costs in the industry for comparable services. Customer trades are both automatically captured and reported in real time in our system. Our customers trade on more than 135 electronic exchanges and market centers in 33 countries around the world. These exchanges and market centers are all partially or fully electronic, meaning that a customer can buy or sell a product traded on that exchange via an electronic link from his or her computer or mobile device through our system to the exchange. We offer our products and services through a global communications network that is designed to provide secure, reliable and timely access to the most current market information. We provide our customers with a variety of means to connect to our brokerage systems, including cross connects, dedicated point-to-point data lines, extranets, virtual private networks and the Internet.

Specifically, our customers receive worldwide electronic access through our Trader Workstation (our real-time Java-based trading platform), our proprietary Application Programming Interface (“API”), our IBKR Mobile app, our browser-based IB WebTraderSM, our customer-portal-based Quick Trade or industry standard Financial Information Exchange (“FIX”) connectivity. Customers who want a professional quality trading application with a sophisticated user interface utilize our Trader Workstation, which can be accessed through a desktop or variety of mobile devices. Customers interested in developing programmatic trading in Python, Java, C++, .NET (C#), ActiveX and Excel technologies utilize our API. Large institutions with FIX infrastructure prefer to use our FIX solution for seamless integration of their existing order gathering and reporting applications.

While many brokerages, including some online brokerages, rely on manual procedures to execute many day-to-day functions, we employ proprietary technology to automate, or otherwise facilitate, many of the following functions:

•account opening process;

•order routing and best execution;

•seamless trading across all types of securities, futures and currencies around the world from one account;

•order types and analytical tools offered to customers;

•securities lending and short stock availability;

•delivery of customer information, such as confirmations, customizable real-time account statements and audit trails;

•compliance;

•customer service; and

•risk management through automated real-time credit management of all new orders and margin monitoring.

Research and Development

One of our core strengths is our expertise in the rapid development and deployment of automated technology for the financial markets. Our core software technology is developed internally, and we do not generally rely on outside vendors for software development or maintenance. To achieve optimal performance from our systems and in response to changing market conditions, we are continuously rewriting and upgrading our software. Use of the best available technology not only improves our performance but also helps us attract and retain talented developers. Our software development costs are relatively low because the employees who oversee the development of the software are often the same employees who design the application, evaluate its performance, and participate along with our quality assurance professionals in our robust quality assurance testing procedures. The involvement of our developers in each of these processes enables us to add features and further refine our software rapidly.

Our internally-developed, fully integrated trading and risk management systems are unique and transact across all product classes. These systems have the flexibility to assimilate new exchanges and new product classes without compromising transaction speed or fault tolerance. Fault tolerance, or the ability to maintain system performance despite exchange malfunctions or hardware failures, is crucial to ensuring best executions for our customers. Our systems are designed to detect exchange malfunctions and quickly take corrective actions by re-routing pending orders when possible.

Our company is technology-focused, and our management team is hands-on and technology-savvy. Most members of the management team participate in algorithm design and supervise the creation of detailed specifications for new applications. The development queue is prioritized and highly disciplined. Progress on programming initiatives is generally tracked on a bi-weekly basis by the steering and other committees consisting of senior executives. This enables us to prioritize key initiatives and achieve rapid results. All new business involves a software development project. We generally do not engage in any business that we cannot automate and incorporate into our platform prior to entering into the business.

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

For over four decades, we have built and continuously refined our automated and integrated, real-time systems for world-wide trading, risk management, clearing and cash management, among others. We have also assembled a proprietary connectivity network between us and exchanges and market centers around the world. Efficiency and speed in performing prescribed functions are always crucial requirements for our systems. As a result, our systems are able to assimilate market data, disseminate market prices to customers and update risk management information in real time, across tradable products in all available product classes.

Risk Management Activities

The core of our risk management philosophy is the utilization of our fully integrated computer systems to perform critical risk-management activities on a real-time basis. Our integrated risk management seeks to ensure that each customer’s positions are continuously credit checked and brought into compliance if equity falls short of margin requirements, curtailing bad debt losses.

We calculate margin requirements for each of our customers on a real-time basis across all product classes (stocks, options, futures, forex, bonds, mutual funds, ETFs, and other financial instruments) and across all currencies. Recognizing that our customers are experienced investors, we expect our customers to manage their positions proactively and we provide tools to facilitate our customers’ position management. However, if a customer’s equity falls below what is required to support that customer’s margin, we will automatically liquidate positions on a real-time basis to bring the customer’s account into margin compliance. We do this to protect us, as well as the customer, from excessive losses. These systems further contribute to our low-cost structure. The entire credit management process is automated.

As a safeguard, all liquidations are displayed on custom built liquidation monitoring screens that are part of the toolset our risk management professionals use to minimize market exposure and our technical staff uses to monitor performance of our systems at all times the markets around the world are open. In the event our systems absorb erroneous market data from exchanges, which prompts liquidations, our risk specialists have the capability to halt liquidations that meet specific criteria. The liquidation halt function is highly restricted.

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

We actively manage our global currency exposure on a continuous basis by maintaining our equity in a basket of currencies we call the GLOBAL. We define the GLOBAL as consisting of fractions of a U.S. dollar, Euro, Japanese yen, British pound, Swiss franc, Chinese renminbi, Indian rupee, Canadian dollar, Australian dollar and Hong Kong dollar. The currencies comprising the GLOBAL and their relative proportions can change over time. Additional information regarding our currency diversification strategy is set forth in “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of this Annual Report on Form 10-K.

With respect to our remaining market making activities, we employ certain hedging and risk management techniques to protect us from a severe market dislocation. Our risk management policies are developed and implemented by our steering committee, which is chaired by our Chief Executive Officer and comprised of senior executives of our various operating subsidiaries. The strategy of our remaining market making activities is to calculate quotes a few seconds ahead of the market and execute small trades at a tiny but favorable differential as a result. This strategy is made possible by our proprietary pricing model, which evaluates and monitors the risks inherent in our portfolio, assimilates market data and reevaluates the outstanding quotes in our portfolio many times per second. Our model automatically rebalances our positions throughout each trading day to manage risk exposures on our options and futures positions and the underlying securities, and will price the increased risk that a position would add to the overall portfolio into the bid and offer prices we post. Under risk management policies implemented and monitored primarily through our computer systems, reports to management, including risk profiles, profit and loss analysis and trading performance, are prepared on a real-time basis as well as daily and periodical bases. Although our remaining market making activities are completely automated, the trading process and our risk are monitored by a team of individuals who, in real-time, observe various risk parameters of our consolidated positions. Our assets and liabilities are marked-to-market daily for financial reporting purposes and re-valued continuously throughout the trading day for risk management and asset/liability management purposes.

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

•Software developed to interface with the accounting and market making systems performs daily profit and loss reconciliations, which provide tight financial controls over our remaining market making activities.

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

IB SmartRoutingSM

IB SmartRoutingSM searches for the best destination price in view of the displayed prices, sizes and accumulated statistical information about the behavior of market centers at the time an order is placed, and IB SmartRoutingSM immediately seeks to execute that order electronically. Unlike other smart routers, IB SmartRoutingSM never relinquishes control of the order, and constantly searches for the best price. It continuously evaluates fast-changing market conditions and dynamically re-routes all or parts of the order seeking to achieve optimal execution. For example, for U.S. options, IB SmartRoutingSM can represent each leg of a spread order independently, if needed, and in that event enters each leg at the best possible venue. IB SmartRouting AutorecoverySM re-routes a customer’s U.S. options order in the case of an exchange malfunction, and we absorb the risk of double executions. In addition, IB SmartRoutingSM checks each new order to see if it could be executed against any of its pending orders. As the system gains more users, this feature becomes more important for customers in a world of multiple exchanges, market centers and penny priced orders because it increases the possibility of best executions for our customers ahead of customers of other brokers. As a result of this feature, our customers have a greater chance of executing limit orders and can do so sooner than those who use other routers.

Clearing and Margining

Our activities in the U.S. are entirely self-cleared. We are a clearing member of OCC (formerly known as the Options Clearing Corporation), the Chicago Mercantile Exchange Clearing House, The Depository Trust & Clearing Corporation and ICE Clear U.S. In addition, we are fully or partially self-cleared in Canada, the United Kingdom, Switzerland, France, Germany, Belgium, Austria, the Netherlands, Norway, Sweden, Denmark, Finland, India, Hong Kong, Japan, and Australia.

Customers

We currently service over 1.07 million cleared customer accounts and have customers residing in over 200 countries and territories around the world. Our target customer is one who requires the latest in trading technology and worldwide access, and who expects low overall transaction costs. Our customers are mainly comprised of individuals, trading desk professionals, electronic retail brokers, hedge funds, mutual funds, financial advisors, proprietary trading firms, and introducing brokers and banks that require global access.

Our customers primarily fall into two groups based on services provided: cleared customers which are the majority of our customers, and non-cleared customers, the latter also known as trade execution customers.

•Cleared Customers: We provide trade execution and clearing services to our cleared customers who are generally attracted to our low commissions, low financing rates, high interest paid (when available) and best price execution (or, under our IBKR LiteSM offering, commission-free trades). Our cleared customers include institutional and individual traders and investors, hedge funds, financial advisors and introducing brokers.

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

Human Capital

As of December 31, 2020, we had 2,033 full-time employees worldwide. Our goal is to attract, develop and retain key employees to achieve our strategic objectives. We offer a comprehensive benefits program, including stock incentives, to all of our employees and design our compensation programs to attract, retain and motivate employees. We believe that our relations with our employees are good. Our employees are not covered by any collective bargaining agreements.

We take pride in our technology-focused company culture and embrace it as one of our fundamental strengths. We continually improve our technology and we minimize corporate hierarchy to facilitate efficient communication among employees. We have assembled what we believe is a highly talented team and we expect to continue to provide significant rewards for our employees who provide substantial value to us and the world’s financial markets.

Competition

The market for electronic brokerage services is rapidly evolving and highly competitive. We believe that we fit neither within the definition of a traditional retail broker nor that of a traditional prime broker nor that of an investment advisor custodian. Our primary competitors, both in the U.S. and abroad, include the prime brokerage and electronic brokerage arms of major commercial and investment banks and brokers, and large online retail brokers, whose offerings target professional and other active traders. Since our inception, we have been driven to transforming the electronic brokerage business through innovation, with software development, product improvement, expansion of products and geographies, and management focus dedicated to this mission. In contrast, the electronic brokerage activities of many of our competitors are relatively insignificant within the totality of their firms’ businesses.

Regulation

Our securities and derivatives businesses are extensively regulated by U.S. federal and state regulators, foreign regulatory agencies, numerous exchanges and self-regulatory organizations of which our subsidiaries are members. In the current era of heightened regulation of financial institutions, we expect to incur increasing compliance costs, along with the industry as a whole. Our approach has been to build many of our regulatory and compliance functions into our integrated order routing, custodial, customer onboarding, transaction processing, and market making systems.

Overview

As registered U.S. broker-dealers, Interactive Brokers LLC (“IB LLC”), Timber Hill LLC and Interactive Brokers Corp. are subject to the rules and regulations of the Exchange Act, and as members of various exchanges, we are also subject to such exchanges’ rules and requirements. Additionally, IB LLC is subject to the Commodity Exchange Act and rules promulgated by the Commodity Futures Trading Commission (“CFTC”) and the various commodity exchanges of which it is a member. We are also subject to the requirements of various self-regulatory organizations such as the Financial Industry Regulatory Authority (“FINRA”) and the National Futures Association (“NFA”). Our foreign subsidiaries are similarly regulated under the laws and institutional frameworks of the countries in which they operate.

U.S. broker-dealers and futures commission merchants are subject to laws, rules and regulations that cover all aspects of the securities and derivatives business, including:

•sales methods;

•“know your customer” requirements;

•trade practices;

•use and safekeeping of customers’ funds and securities;

•capital structure;

•risk management;

•record-keeping;

•financing of customers’ purchases; and

•conduct of directors, officers and employees.

In addition, the businesses that we may conduct are limited by our arrangements with and our oversight by regulators. Participation in new business lines, including trading of new products or participation on new exchanges or in new countries often requires governmental and/or exchange approvals, which may take significant time and resources. As a result, we may be prevented from entering new businesses that may be profitable in a timely manner, or at all.

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

Our foreign subsidiaries are similarly regulated with regard to capital requirements in support of their brokerage activities.

As of December 31, 2020, aggregate excess regulatory capital for all of the operating subsidiaries was $6.8 billion.

IB LLC is subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and to the CFTC’s minimum financial requirements (Regulation 1.17) under the Commodities Exchange Act. Additionally, Interactive Brokers Canada Inc. (“IBC”) is subject to the Investment Industry Regulatory Organization of Canada (“IIROC”) risk adjusted capital requirement; Interactive Brokers (U.K.) Limited (“IBUK”) is subject to the U.K. Financial Conduct Authority (“FCA”) financial resources requirement; Interactive Brokers Ireland Limited (“IBIE”) is subject to the Central Bank of Ireland (“CBI”) financial resources requirement; Interactive Brokers Luxembourg SARL (“IBLUX”) is subject to the Luxembourg Commission de Surveillance du Secteur Financier (“CSSF”) financial resources requirement; IBKR Financial Services AG (“IBKRFS”) is subject to the Swiss Financial Market Supervisory Authority (“FINMA”) eligible equity requirement; Interactive Brokers Central Europe Zrt. (“IBCE”) is subject to the Hungarian National Bank (“MNB”) financial resource requirement; Interactive Brokers (India) Private Limited (“IBI”) is subject to the National Stock Exchange of India net capital requirements; Interactive Brokers Hong Kong Limited (“IBHK”) is subject to the Hong Kong Securities and Futures Commission (“SFC”) financial resource requirement; Interactive Brokers Securities Japan, Inc. (“IBSJ”) is subject to the Japanese Financial Services Agency (“FSA”) capital requirements; Interactive Brokers Singapore Pte. Ltd. (“IBSG”) is subject to the Monetary Authority of Singapore (“MAS”) capital requirements; and Interactive Brokers Australia Pty Limited (“IBA”) is subject to the Australian Securities Exchange (“ASX”) liquid capital requirement.

The table below summarizes capital, capital requirements and excess regulatory capital as of December 31, 2020.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$5,122	$674	$4,448
IBKRFS	640	22	618
IBHK	632	243	389
Other regulated operating subsidiaries	1,453	123	1,330
	$7,847	$1,062	$6,785

As of December 31, 2020, all of the operating subsidiaries were in compliance with their respective regulatory capital requirements. For additional information regarding our net capital requirements see Note 16 – “Regulatory Requirements” to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Protection of Customer Assets

To conduct customer activities, IB LLC is obligated under rules mandated by its primary regulators, the SEC and the CFTC, to segregate cash or qualified securities belonging to customers. In accordance with the Securities Exchange Act of 1934, IB LLC is required to maintain separate bank accounts for the exclusive benefit of customers. In accordance with the Commodity Exchange Act, IB LLC is required to segregate all monies, securities and property received from commodities customers in specially designated accounts. IBC, IBUK, IBIE, IBLUX, IBCE, IBI, IBHK, IBSJ, IBSG and IBA are subject to similar requirements within their respective jurisdictions.

To further enhance the protection of our customers’ assets, since 2011 IB LLC has been performing daily (i.e., instead of the required weekly) customer reserve computations along with daily adjustments of the money set aside in safekeeping for our customers.

Supervision and Compliance

Our Compliance Department supports and seeks to ensure proper operations of our business in accordance with applicable regulatory requirements. The philosophy of the Compliance Department, and the Company as a whole, is to build automated systems to try to minimize manual steps in the compliance process and then to augment these systems with experienced staff members who apply their judgment where needed. We have built automated systems to handle wide-ranging compliance issues such as trade and audit trail reporting, financial operations reporting, enforcement of short sale rules, enforcement of margin rules and pattern day trading restrictions, review of employee correspondence, archival of required records, execution quality and order routing reports, approval and documentation of new customer accounts, surveillance of customer trading for market manipulation or abuse or violations of exchange rules, and anti-money laundering and anti-fraud surveillance. Our automated operations and automated compliance systems provide substantial efficiencies to our Compliance Department. As part of this continuing effort, we have implemented a new case management and surveillance system, and increased our Compliance staffing over the past several years to meet the growing regulatory burdens faced by all industry participants.

Our electronic brokerage subsidiaries have Chief Compliance Officers who report to the Chief Executive Officer or business head for their subsidiary, and to the Global Chief Regulatory Officer (or regional Compliance Head). In the U.S., the Chief Compliance Officer and certain other senior staff members are FINRA and NFA registered principals with supervisory responsibility over the compliance aspects of our businesses. Similar roles are undertaken by staff in certain non-U.S. locations as well. Staff members in the Compliance Department and in other departments are also registered with FINRA, NFA or other regulatory organizations.

Patriot Act and Increased Anti-Money Laundering (“AML”) and “Know Your Customer” Obligations

Registered broker-dealers traditionally have been subject to a variety of rules that require that they “know their customers” and monitor their customers’ transactions for suspicious activities. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), broker-dealers are subject to even more stringent requirements. Likewise, the SEC, CFTC, foreign regulators, and the various exchanges and self-regulatory organizations, of which our operating subsidiaries are members, have passed numerous AML and customer due diligence rules. Significant criminal and civil penalties can be imposed for violations of the USA Patriot Act, and significant fines and regulatory penalties can also be imposed for violations of other governmental and self-regulatory organization AML rules.

As required by the USA Patriot Act and other rules, we have established comprehensive anti-money laundering and customer identification procedures, designated AML Compliance Officers for each electronic brokerage subsidiary, trained our employees and conducted independent audits of our programs. Our anti-money laundering screening is conducted using a mix of automated and manual reviews and has been structured to comply with regulations in various jurisdictions. We collect required information through our new account opening process and screen accounts against databases for the purposes of identity verification and for review of potential negative information and appearance on government lists, including the Office of Foreign Assets and Control, Specially Designated Nationals and Blocked Persons lists and several other global or non-U.S. sanction lists. Additionally, we have designed and implemented restrictions to prevent certain types of high-risk activity, including potentially manipulative patterns of trading or higher risk patterns of money movement. We generate and review a sophisticated suite of surveillance reports and queues to identify potential money laundering, market manipulation or abuse, fraud and other suspicious activities.

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

Business Continuity Planning

Federal regulators and industry self-regulatory organizations have passed a series of rules in the past several years requiring regulated firms to maintain business continuity plans that describe what actions firms would take in the event of a disaster (such as a fire, natural disaster or terrorist incident) that might significantly disrupt operations. We have developed business continuity plans that describe steps that we and our employees would take in the event of various scenarios. We have built backup capabilities for key operations performed at our regional offices in North America, Europe and Asia that would be utilized in the event of a significant outage at our main data center or primary office locations. In addition, we have strengthened our technical infrastructure and have built redundancy of systems so that certain operations can be handled from multiple offices or remotely. In light of the COVID-19 pandemic, we have substantially enhanced this infrastructure and our remote access capabilities so that most employees, including all with critical job functions, can work remotely. We continually evaluate opportunities to further our business continuity planning efforts.

Foreign Regulation

Our international subsidiaries are subject to extensive regulation in the various jurisdictions where they have operations. The most significant of our international subsidiaries are: IBC, registered to do business in Canada as an investment dealer; IBUK, registered to do business in the U.K. as a broker; IBIE, registered in Ireland as an investment firm; IBLUX, registered to do business in Luxembourg as an investment firm; IBKRFS, registered to do business in Switzerland as a securities dealer; IBCE, registered in Hungary as an investment firm; IBI, registered to do business in India as a stock broker; IBHK, registered to do business in Hong Kong as a securities dealer; IBSJ, registered in Japan as a financial instruments firm; IBSG, registered in Singapore as a capital markets firm; and IBA, registered to do business in Australia as a securities dealer and futures broker. See the “Net Capital” section above in this Item 1, for regulatory requirements related to our foreign subsidiaries.

Executive Officers and Directors of Interactive Brokers Group, Inc.

The table below presents the names, ages and positions of our current directors and executive officers as of December 31, 2020.

Name	Age	Position
Thomas Peterffy	76	Chairman of the Board of Directors
Earl H. Nemser	74	Vice Chairman and Director
Milan Galik	54	Chief Executive Officer, President and Director
Paul J. Brody	60	Chief Financial Officer, Treasurer, Secretary and Director
Thomas A. Frank	65	Executive Vice President and Chief Information Officer
Lawrence E. Harris	64	Director
Gary Katz	60	Director
John M. Damgard	81	Director
Philip Uhde	35	Director
Nicole Yuen	58	Director
William Peterffy	31	Director

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

Milan Galik - Mr. Galik joined us in 1990 as a software developer and has served as the Chief Executive Officer of the Company since October 2019. Mr. Galik has also served as President of the Company and IBG LLC since October 2014. Mr. Galik served as Senior Vice President, Software Development of IBG LLC from October 2003 to October 2014. In addition, Mr. Galik has served as Vice President of Timber Hill LLC since April 1998 and serves as a member of the board of directors of the Boston Options Exchange. Mr. Galik received a Master of Science degree in electrical engineering from the Technical University of Budapest in 1990.

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

Paul J. Brody - Mr. Brody has been our Chief Financial Officer, Treasurer and Secretary since November 2006. Mr. Brody joined the Company in 1987 and has served as Chief Financial Officer of IBG LLC since December 2003. Mr. Brody serves as a director and/or officer for various subsidiaries of IBG LLC. From 2005 to 2012, Mr. Brody served as a director, and for a portion of the time as member Vice Chairman, of The Options Clearing Corporation, of which Interactive Brokers LLC and Timber Hill LLC are members. Mr. Brody also served as a director of Quadriserv Inc., an electronic securities lending platform provider, from 2009 to 2015. Mr. Brody received a Bachelor of Arts degree in economics from Cornell University in 1982.

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

Lawrence E. Harris - Dr. Harris has been a director since July 2007. Dr. Harris is a professor of Finance and Business Economics at the University of Southern California, where he holds the Fred V. Keenan Chair in Finance at the Marshall School of Business. Dr. Harris also serves as trustee of the Clipper Fund, director of the Selected Funds, and as the research coordinator of the Institute for Quantitative Research in Finance. Dr. Harris formerly served as Chief Economist of the U.S. Securities and Exchange Commission. Dr. Harris earned his Ph.D. in Economics from the University of Chicago, and is a CFA charterholder. Dr. Harris is an expert in the economics of securities market microstructure and the uses of transactions data in financial research. Dr. Harris has written extensively about trading rules, transaction costs, index markets, and market regulation. Dr. Harris is also the author of the widely respected textbook Trading and Exchanges: Market Microstructure for Practitioners.

Gary Katz – Mr. Katz has been a director since January 2017. Mr. Katz was the President and Chief Executive Officer of the International Securities Exchange (“ISE”) and a co-founder of ISE. Mr. Katz was one of the principal developers of the unique options market structure – an auction market on an electronic platform – used by all three options exchanges; ISE, ISE Gemini and ISE Mercury and was named as inventor or co-inventor on six patents that the ISE received or applied for relating to its proprietary trading system and technology. Mr. Katz served on the Executive Board of Eurex and on the Board of Directors of The Options Clearing Corporation and chaired the Board’s newly formed technology committee. Mr. Katz also served on the Board of Directors of Direct Edge. Mr. Katz graduated from New York University with a master’s degree in Statistics with Distinction and a bachelor’s degree from Queens College. Mr. Katz is currently chairman of the board of Farmer's Pantry LLC, a start-up in the consumer goods industry and also serves on the board of STRS, LLC, a start-up in the financial industry meeting the unique needs of credit card issuers and merchants.

John M. Damgard - Mr. Damgard has been a director since December 2018. Mr. Damgard served as President of the Futures Industry Association (“FIA”) from 1982 to 2013 and was a founder, past president and a member of the board of the Institute for Financial Markets. Prior to joining FIA in 1982, Mr. Damgard directed the Washington office of ACLI International, a leading commodity merchant firm active in cash and futures markets worldwide. Mr. Damgard served as Deputy Assistant and Acting Assistant Secretary of Agriculture and was responsible for the major marketing and regulatory functions at the U.S. Department of Agriculture (“USDA”). While at the USDA, Mr. Damgard led the Administration’s efforts during the creation of the Commodity Futures Trading Commission, a new independent regulatory agency. Mr. Damgard studied at the University of Virginia for two years and received a B.A. from Knox College in 1964 with a major in Political Science and a minor in Economics.

Philip Uhde - Mr. Uhde, is a private investor. In 2012 Mr. Uhde founded, and from 2012 through 2020 he managed, Echinus Partners, an approximately $1.5 billion investment partnership making concentrated, long-term investments in the public markets. Mr. Uhde has led many investments in financial services companies, including Moody’s, S&P Global, Fimalac (Fitch), Visa, Mercadolibre, Guidewire and IBG, Inc. Prior to founding Echinus Partners, Mr. Uhde was a member of the investment team at SPO Partners, an investment partnership founded in 1969. Before that Mr. Uhde was an analyst at Sloane Robinson, an emerging markets hedge fund. Mr. Uhde received a BA in Economics and East Asian Studies from Yale University in 2008. During the course of his ownership of IBKR, Mr. Uhde has made in-depth studies into various aspects of the Company’s business with numerous recommendations to management.

William Peterffy - Mr. William Peterffy is the Chair of the Investment Committee of the Peterffy Foundation where he oversees its investment portfolio. Mr. William Peterffy joined IBG LLC in 2019 to lead its Environmental, Social and Governance (ESG) efforts. Mr. William Peterffy joined the Company’s Board of Directors as an observer in 2019. Mr. William Peterffy is also a member of the Board of Trustees of the Collective Heritage Institute (commonly known as Bioneers) and focuses his efforts on sustainability issues. Prior to joining IBG LLC, Mr. William Peterffy worked as an investment analyst within the hedge fund industry. As a result of these professional and other experiences, Mr. William Peterffy possesses particular knowledge and experience in ESG issues and provides diversity of viewpoint to the Board by virtue of his experience that strengthens the Board’s collective knowledge, capabilities and experience. Mr. William Peterffy is the son of our Chairman, Mr. Thomas Peterffy.

Nicole Yuen - Ms. Yuen is a seasoned investment banker with more than 20 years of experience. Ms. Yuen most recently served as Managing Director, Head of Equities – North Asia and Vice Chairman – Greater China for Credit Suisse. During Ms. Yuen’s 6-year tenure, she led the build-out of Credit Suisse’s brokerage business in mainland China and oversaw the bank’s equities business in North Asia. Ms. Yuen is a non-executive director of Aberdeen New Dawn Investment Trust PLC.

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

The members of Holdings have the right to cause the redemption of their Holdings membership interests over time in connection with offerings of shares of our common stock. We intend to sell additional shares of common stock in public offerings in the future, which may include offerings of our common stock to finance future purchases of IBG LLC membership interests which, in turn, will finance corresponding redemptions of Holdings membership interests. These offerings and related transactions are anticipated to occur at least annually into the future. The size and occurrence of these offerings may be affected by market conditions. We may also issue additional shares of common stock or convertible debt securities to finance future acquisitions or business combinations. We currently have approximately 91 million outstanding shares of common stock. Assuming no anti-dilution adjustments based on combinations or divisions of our common stock, the offerings referred to above could result in the issuance by us of up to an additional approximately 326 million shares of common stock. It is possible, however, that such shares could be issued in one or a few large transactions.

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

Mr. Thomas Peterffy, our founder and Chairman, and his affiliates beneficially own approximately 89.6% of the economic interests and all of the voting interests in Holdings, which owns all of our Class B common stock, representing approximately 78.2% of the combined voting power of all classes of our voting stock. As a result, Mr. Thomas Peterffy has the ability to elect all of the members of our board of directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, material expansions or contractions of our business, entry into new lines of business, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on our common stock. In addition, Mr. Thomas Peterffy is able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could discourage potential takeover attempts that other stockholders may favor and could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and this may adversely affect the market price of our common stock.

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

We are a holding company and our primary assets are our approximately 21.8% equity interest in IBG LLC and our controlling interest and related rights as the sole managing member of IBG LLC and, as such, we operate and control all of the business and affairs of IBG LLC and are able to consolidate IBG LLC’s financial results into our financial statements. We have no independent means of generating revenues. IBG LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, its taxable income is allocated on a pro rata basis to Holdings and us. Accordingly, we incur income taxes on our proportionate share of the net taxable income of IBG LLC, and also incur expenses related to our operations. We intend to cause IBG LLC to distribute cash to its members in amounts at least equal to that necessary to cover their tax liabilities, if any, with respect to the earnings of IBG LLC. To the extent we need funds to pay such taxes, or for any other purpose, and IBG LLC is unable to provide such funds, it could have a material adverse effect on our business, financial condition and results of operations.

We are required to pay Holdings for the benefit relating to additional tax depreciation or amortization deductions we claim as a result of the tax basis step-up our subsidiaries received in connection with our initial public offering (“IPO”) and certain subsequent redemptions of Holdings membership interests.

In connection with our IPO, we purchased interests in IBG LLC from Holdings for cash. In connection with redemptions of Holdings membership interests, we acquired additional interests in IBG LLC by issuing shares of Class A common stock in exchange for an equivalent number of shares of member interests in IBG LLC (the “Redemptions”). In addition, IBG LLC membership interests held by Holdings may be sold in the future to us and financed by our issuances of shares of our common stock. The initial purchase and the Redemptions did, and the subsequent purchases may, result in increases in the tax basis of the tangible and intangible assets of IBG LLC and its subsidiaries that otherwise would not have been available. Such increase will be approximately equal to the amount by which our stock price at the time of the purchase exceeds the income tax basis of the assets of IBG LLC underlying the IBG LLC interests acquired by us. These increases in tax basis will result in increased deductions in computing our taxable income and resulting tax savings for us generally over the 15 year period which commenced with the initial purchase. We have agreed to pay 85% of these tax savings, if any, to Holdings as they are realized as additional consideration for the IBG LLC interests that we acquire, with the balance to be retained by us.

As a result of the IPO and the Redemptions by Holdings, the increase in the tax basis attributable to our interest in IBG LLC is $1.6 billion. The tax savings that we would actually realize as a result of this increase in tax basis likely would be significantly less than this amount multiplied by our effective tax rate due to a number of factors, including the allocation of a portion of the increase in tax basis to foreign or non-depreciable fixed assets, the impact of the increase in the tax basis on our ability to use foreign tax credits and the rules relating to the amortization of intangible assets, for example. Based on facts and assumptions as of December 31, 2020, including that subsequent purchases of IBG LLC interests will occur in fully taxable transactions, the potential tax basis increase resulting from the historical and future purchases of the IBG LLC interests held by Holdings could be as much as $11.2 billion. The actual increase in tax basis depends, among other factors, upon the price of shares of our common stock at the time of the purchase and the extent to which such purchases are taxable and, as a result, could differ materially from this amount. Our ability to achieve benefits from any such increase, and the amount of the payments to be made under the Tax Receivable Agreement, depends upon a number of factors, as discussed above, including the timing and amount of our future income.

The tax basis increase of $11.2 billion assumes that (a) all remaining IBG LLC membership interests held by Holdings are purchased by us in one or more taxable transactions and (b) such purchases in the future are made at prices that reflect the closing share price as of December 31, 2020.

If the Internal Revenue Service (“IRS”) successfully challenges the tax basis increase, under certain circumstances, we could be required to make payments to Holdings under the Tax Receivable Agreement in excess of our cash tax savings.

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

In March 2020, the World Health Organization recognized the outbreak of COVID-19 caused by a novel strain of the coronavirus as a pandemic. The pandemic affects all countries in which we operate. The response of governments and societies to the COVID-19 pandemic, which includes temporary closures of certain businesses; social distancing; travel restrictions, “shelter in place” and other governmental regulations; and reduced consumer spending due to job losses, has significantly impacted volatility in the financial, commodities and energy markets, and general economic conditions. These measures may have negatively impacted businesses, market participants, our counterparties and customers, and the global economy and could continue to do so for a prolonged period of time.

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

The impact of the COVID-19 pandemic on our future financial results could be significant but currently cannot be quantified, as it will depend on numerous evolving factors that cannot be accurately predicted, including, but not limited to, the duration and spread of the pandemic; its impact on our customers, employees and vendors; governmental regulations in response to the pandemic; and the overall impact of the pandemic on the economy and society, among other factors. Any of these events, alone or in combination with others, could exacerbate many of the risk factors discussed or incorporated by reference herein and could have a material adverse effect on our business, financial condition and results of operations.

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

As certain of our subsidiaries are members of FINRA, we are subject to certain regulations regarding changes in control of our ownership. FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a change in control of a member firm. FINRA defines control as ownership of 25% or more of the firm’s equity by a single entity or person and would include a change in control of a parent company. IBC, IBUK, IBIE, IBLUX, IBKRFS, IBCE, IBHK, and IBSG are subject to similar change in control regulations promulgated by the IIROC in Canada, the FCA in the United Kingdom, the CBI in Ireland, the CSSF in Luxembourg, the FINMA in Switzerland, the MNB in Hungary, the SFC in Hong Kong, and the MAS in Singapore, respectively. As a result of these regulations, our future efforts to sell shares or raise additional capital may be delayed or prohibited. We may be subject to similar restrictions in other jurisdictions in which we operate.

Regulatory and legal uncertainties could harm our business.

The securities and derivatives businesses are heavily regulated. Firms in financial service industries have been subject to an increasingly regulated environment over recent years, and penalties and fines sought by regulatory authorities have increased accordingly. Our broker-dealer subsidiaries are subject to regulations in the U.S. and abroad covering all aspects of their business. Regulatory bodies include, in the U.S., the SEC, FINRA, the Board of Governors of the Federal Reserve System, the Chicago Board Options Exchange, the Chicago Mercantile Exchange, the CFTC, and the NFA; in Canada, the IIROC and various Canadian securities commissions; in the United Kingdom, the FCA; in Ireland, the CBI; in Luxembourg, the CSSF; in Switzerland, the FINMA; in Hungary; the MNB; in India, the Securities and Exchange Board of India; in Hong Kong, the SFC; in Japan, the Financial Supervisory Agency and the Japan Securities Dealers Association; in Singapore, the MAS; and in Australia, the Australian Securities and Investment Commission. Our mode of operation and profitability may be directly affected by additional legislation changes in rules promulgated by various domestic and foreign government agencies and self-regulatory organizations that oversee our businesses, and changes in the interpretation or enforcement of existing laws and rules, including the potential imposition of transaction taxes. Noncompliance with applicable laws or regulations could result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market or the revocation or limitation of licenses. Noncompliance with applicable laws or regulations could adversely affect our reputation, prospects, revenues and earnings. In addition, changes in current laws or regulations or in governmental policies could adversely affect our business, financial condition and results of operations.

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

•direct market access and online options and futures firms, and online equity brokers;

•zero commission brokers, while technically not offering direct market access, who use simplified interfaces and a limited product offering to attract new market participants;

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

During 2020, approximately 29% of our net revenues were generated by our operating subsidiaries outside the U.S. We are exposed to risks and uncertainties inherent in doing business in international markets, particularly in the heavily regulated brokerage industry. Such risks and uncertainties include political, economic and financial instability; unexpected changes in regulatory requirements, tariffs and other trade barriers; exchange rate fluctuations; applicable currency controls; and difficulties in staffing, including reliance on newly hired local experts, and managing foreign operations. These risks could cause a material adverse effect on our business, financial condition and results of operations.

We do not have fully redundant systems. System failures could harm our business.

If our systems fail to perform, we could experience unanticipated disruptions in operations, slower response times or decreased customer service and customer satisfaction. Our ability to facilitate transactions successfully and provide high quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our service has experienced periodic system interruptions, which we believe will continue to occur from time to time. Our systems and operations also are potentially vulnerable to damage or interruption from human error, cyber-attacks, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We do not have fully redundant systems, and our formal business continuity plan does not include restoration of all services. Our backup services are currently limited to U.S. markets. We currently have limited separate backup facilities dedicated to our non-U.S. operations. It is our intention to provide for and progressively deploy backup facilities for our global facilities over time. In addition, we do not carry business interruption insurance to compensate for losses that could occur to the extent not required. Any system failure that causes an interruption in our service or decreases the responsiveness of our service could impair our reputation, damage our brand name and materially adversely affect our business, financial condition and results of operations.

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

Computer-generated buy/sell programs and other technological advances and regulatory changes in the marketplace may continue to tighten spreads on securities transactions. Tighter spreads and increased competition could make our remaining market making activities less profitable.

We may incur losses in our market making activities in the event of failures of our proprietary pricing model.

Our market making activities are substantially dependent on the accuracy of our proprietary pricing mathematical model, which continuously evaluates and monitors the risks inherent in our portfolio, assimilates market data and reevaluates our outstanding quotes many times per second. Our model is designed to automatically rebalance our positions throughout the trading day to manage risk exposures on our positions in options, futures and the underlying securities. In the event of a flaw in our pricing model and/or a failure in the related software, our pricing model may lead to unexpected and/or unprofitable trades, which may result in material trading losses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located in Greenwich, Connecticut. We lease office and data center facilities in 25 cities throughout the world where we conduct our operations as set forth below. We believe our present facilities, together with our current options to extend lease terms, are adequate for our current needs.

The table below presents certain information with respect to our leased facilities as of December 31, 2020.

Location	Space (sq. feet)	Principal Usage

North America
Greenwich, CT	163,510	Headquarters
Chicago, IL	60,276	Office space and data center
Other (9 locations)	28,662	Office space and data center

Europe
Zug, Switzerland	25,009	Office space and data center
London, United Kingdom	12,969	Office space
Tallinn, Estonia	12,731	Office space
Other (5 locations)	26,016	Office space

Asia - Pacific
Mumbai, India	54,275	Office space
Hong Kong	21,776	Office space and data center
Other (4 locations)	13,113	Office space

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

For more information regarding pending and threatened legal actions and proceedings see Note 14 - “Commitments, Contingencies, and Guarantees” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Pending Regulatory Inquiries

Our businesses are heavily regulated by state, federal and foreign regulatory agencies as well as numerous exchanges and self-regulatory organizations. Most of our companies are regulated under some or all of the following: state securities laws, U.S. and foreign securities, commodities and financial services laws and the rules of the more than 120 exchanges, market centers and self-regulatory organizations of which one or more of our companies may be members. In the current era of heightened regulatory scrutiny of financial institutions, we have incurred increased compliance costs, along with the industry as a whole. Increased regulation also creates increased barriers to entry. We have built and continue to build human and automated infrastructure in light of increasing regulatory scrutiny, which provides us with a possible advantage over potential newcomers to the business.

We receive many regulatory inquiries each year in addition to being subject to frequent regulatory examinations. The great majority of these inquiries do not lead to fines or any further action against us. We are currently the subject of regulatory inquiries regarding subjects including, but not limited to: audit trail reporting, trade reporting, best execution and order execution procedures, short sales, margin lending, anti-money laundering or potentially manipulative trading by customers, procedures for accounts managed by independent financial advisors or referred by third parties, technology development practices, record-keeping, business continuity planning and other topics of recent regulatory interest. The Company has procedures for evaluating whether potential regulatory fines are probable, estimable and material and for updating its contingency reserves and disclosures accordingly. In the current climate, we expect to pay significant and increasing regulatory fines on various topics on an ongoing basis, as other regulated financial services businesses do. The amount of any fines, and when and if they will be incurred, typically is impossible to predict given the nature of the regulatory process.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Interactive Brokers Group Inc.’s Class A common stock trades under the symbol “IBKR” on Nasdaq. As of February 19, 2020, there were 23 holders of record, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number

Dividends and Other Restrictions

We currently intend to pay quarterly dividends of $0.10 per share to our common stockholders for the foreseeable future.

Stockholder Return Performance Graph

The graph below compares cumulative total stockholder return on our common stock, the S&P 500 Index and the Nasdaq Financial-100 Index from December 31, 2015 to December 31, 2020. The comparison assumes $100 was invested on December 31, 2015 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes.

S&P 500
Nasdaq Financial 100
IBKR
250
200
150
100
50
-
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020

___________________________

•The Nasdaq Financial-100 Index includes 100 of the largest domestic and international financial securities listed on The Nasdaq Stock Market based on market capitalization. They include companies classified according to the Industry Classification Benchmark as Financials, which are included within the Nasdaq Bank, Nasdaq Insurance, and Nasdaq Other Finance Indexes.

•The S&P 500 Index includes 500 large cap common stocks actively traded in the U.S. The stocks included in the S&P 500 are those of large publicly held companies that trade on either of the two largest American stock markets, the New York Stock Exchange and Nasdaq.

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

On August 20, 2020 and October 30, 2020, the Company filed a Prospectus Supplement on Form 424B5 with the SEC to issue 1,000,000 shares and 11,710,608 shares, respectively, of common stock (with a fair value of $52 million and $557 million, respectively) in exchange for an equivalent number of shares of member interests in IBG LLC. The acquired shares were distributed in-kind to the members of Holdings who elected to redeem a portion of their Holdings membership interests.

Mr. Thomas Peterffy and his affiliates elected to redeem 10,000,000 Holdings shares and received 10,000,000 shares of our common stock as part of this redemption. These common shares are being sold daily in open market transactions pursuant to, and subject to the limitations in, one or more Rule 10b5-1 plans and SEC Rule 144. It is expected that Mr. Thomas Peterffy and his affiliates will effectuate future redemptions of Holdings shares and continue selling our common stock at a rate of approximately 20,000 shares per trading day on a going forward basis, although that cannot be assured.

As a consequence of these redemption transactions, and distribution of shares to employees, IBG, Inc.’s interest in IBG LLC has increased to approximately 21.8%, with Holdings owning the remaining 78.2% as of December 31, 2020. The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 89.6% as of December 31, 2020. See Note 4 – “Equity and Earnings per Share” and Note 10 – “Employee Incentive Plans” to the financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The table below presents information about shares of common stock available for future awards under all the Company’s equity compensation plans as of December 31, 2020. The Company has not made grants of common stock outside of its equity compensation plans.

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted-average exercise	remaining available for
	outstanding options,	price of outstanding options	future awards under
	warrants and rights	warrants and rights	equity compensation plans(1)
Equity compensation plans
approved by security holders	N/A	N/A	3,520,149
Total	—	—	3,520,149

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

Business Overview

We are an automated global electronic broker. We custody and service accounts for hedge and mutual funds, ETFs, registered investment advisers, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders and executing and processing trades in stocks, options, futures, forex, bonds, mutual funds and ETFs on more than 135 electronic exchanges and market centers in 33 countries and in 25 currencies seamlessly around the world.

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

Since our inception in 1977, we have focused on developing proprietary software to automate broker-dealer functions. The proliferation of electronic exchanges and market centers over the last three decades has allowed us to integrate our software with an increasing number of trading venues into one automatically functioning, computerized platform that requires minimal human intervention.

Our customer base is diverse with respect to geography and segments. Currently, approximately 76% of our customers reside outside the U.S. in over 200 countries and territories, and over 50% of new customers come from outside the U.S. Approximately 64% of our customers’ equity is in institutional accounts such as hedge funds, financial advisors, proprietary trading desks and introducing brokers. Specialized products and services that we have developed are successfully attracting these accounts. For example, we offer prime brokerage services, including financing and securities lending to hedge funds; our model portfolio technology and automated share allocation and rebalancing tools are particularly attractive to financial advisors; and our trading platform, global access and low pricing attract introducing brokers.

COVID-19 Pandemic

In March 2020, the World Health Organization recognized the outbreak of the COVID-19 caused by a novel strain of the coronavirus as a pandemic. The pandemic affects all countries in which we operate. The response of governments and societies to the COVID-19 pandemic, which includes temporary closures of certain businesses; social distancing; travel restrictions, “shelter in place” and other governmental regulations; and reduced consumer spending due to job losses, has significantly impacted market volatility in the financial, commodities and energy markets, and general economic conditions.

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

The effects of the COVID-19 pandemic on the Company’s financial results for 2020 can be summarized as follows: (1) higher commission revenue due to increased trading activity and a higher rate of customer accounts opened during this period; and (2) lower net interest income resulting from lower benchmark interest rates.

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

Business Environment

2020 was a unique year, as the onset of the COVID-19 pandemic, together with unpredictable geopolitical events, created great uncertainty and volatility in the world’s financial markets.

U.S. market volatility rose in 2020 over the prior year, with particularly high volatility in the first half of the year as the pandemic took hold. Fears about economic collapse were especially strong in the first quarter of 2020, as global markets fell and the S&P 500 declined 20%.

Central banks turned to monetary easing to buffer their national economies from a pandemic-induced downturn. In March, the U.S. Federal Reserve adopted a near-zero interest rate policy and other countries maintained or reduced rates to zero and below.

Following on the heels of the initial panic was a worldwide surge of interest in financial markets, particularly equity markets, as people following stay-at-home guidelines opened brokerage accounts for investing and trading. Equity market indices, which had fallen in the first quarter as the scope of the pandemic became known, responded to this surge in new participants and most indices rose over the remainder of the year. North American and Asian markets recovered more strongly than those in Europe, which may have been negatively affected by the final negotiations around Brexit.

A more active trading environment worldwide coincided with higher volatility, with the average Chicago Board Options Exchange Volatility Index (“VIX®”) up 89% in the fourth quarter of 2020, compared to the year-ago quarter. Among our customer base, volatility is highly correlated with customer trading activity across product types. In 2020, higher volatility, in combination with strong customer account growth, led to significant increases in trading volume. The resulting boost to commission revenues was tempered by a decline in net interest income. Lower benchmark interest rates, though they reduced the rate of interest paid on customer cash to zero in most currencies, also reduced the rates we earned on margin lending and gave us fewer opportunities to earn net interest income on fully interest-sensitive balances.

In this environment, with near-zero interest rates and rising asset values in actively-trading markets, customer account growth was robust. Total customer accounts increased 56% in 2020 to over 1.07 million. Inflows from new and existing customers, combined with rising securities prices that generally lifted customers’ investment values, led to customer equity growth of 66% to $288.6 billion. Institutional customers, such as hedge funds, mutual funds, introducing brokers, proprietary trading groups and financial advisors, comprised approximately 43% of total accounts and approximately 64% of total customer equity at the end of 2020. Customers seek out our superior technology and execution capabilities, global market access, and low costs, as well as our securities finance services, including margin lending and short sale support.

The following is a summary of the key profit drivers that affect our business and how they compared to 2019:

Global trading volumes. According to data received from exchanges, volumes in exchange-listed equity-based options rose by approximately 93% in the U.S. for the year ended December 31, 2020, compared to 2019, while U.S. equities volumes increased by 103% and exchange-listed futures increased by 31%. See the “Trading Volumes and Brokerage Statistics” section below in this Item 7 for additional details regarding our trade volumes, contract and share volumes, and brokerage statistics.

Volatility. Based on the VIX®, average U.S. market volatility rose to 29.2 in 2020, up 89% from the average of 15.4 in 2019. Higher volatility tends to improve our electronic brokerage performance because it generally corresponds to stronger trading volumes. In 2020, as the VIX maintained elevated levels for most of the year, we saw the impact on both customer trading activity, which more than doubled, and our commissions revenue, which rose 58%.

Interest Rates. The U.S. Federal Reserve reduced the target federal funds rate to near-zero in March of 2020, mirroring rates in most other currencies, which generally ranged from near-zero to negative. Decreases in benchmark rates can lead to lower net interest income and a narrower net interest margin. As our margin balances are tied to benchmark rates, declining U.S. interest rates reduce the interest we receive on our U.S. dollar customer margin balances. Falling rates also reduce the interest we earn on our segregated cash, the majority of which is invested in U.S. government securities and related instruments. Partially offsetting these factors in 2020 were higher average customer credit balances, up 28%, higher average margin lending, up 9%, reduced interest expense due to lower rates, and strong securities lending activity and other financing activities. In total, our net interest income fell 19% compared to 2019.

Currency fluctuations. As a global electronic broker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in proportion to a defined basket of 10 currencies we call the “GLOBAL” to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During 2020 the value of the GLOBAL, as measured in U.S. dollars, increased 1.45% compared to its value as of December 31, 2019. A discussion of our approach for managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Financial Overview

In the fourth quarter of 2019, we introduced the reporting of non-GAAP financial measures, which excludes certain items that may not be indicative of our core operating results and business outlook. We believe these non-GAAP financial measures may be useful in evaluating the operating performance of our business and provide a better comparison of our results in the current period to those in prior and future periods. See the “Non-GAAP Financial Measures” section below in this Item 7 for additional details.

Pursuant to the requirements of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting,” we performed a quantitative and a qualitative assessment of our business and determined that our remaining market making activities no longer support our reporting of separate business segments. Accordingly, effective the first quarter of 2020, we discontinued the reporting of separate business segments. Since our decision to wind down our market making activities, management has continued to shift its focus to growing and strengthening our electronic brokerage business. We believe the elimination of segment reporting aligns our financial reporting with our business strategy and management’s focus on the electronic brokerage business. The remaining market making activity is now reported as a component of “principal transactions,” which is included in other income in the consolidated statements of comprehensive income.

Effective the first quarter of 2020, we also changed the presentation of our consolidated statements of comprehensive income to better align with our business strategy. Previously reported amounts have been adjusted to conform with the new presentation. See “Consolidated Statements of Comprehensive Income and Operating Business Segment Presentation Changes” in Note 2 – “Significant Accounting Policies” to the consolidated financial statements in Part II, Item 8 of this annual report on Form 10-K.

Diluted earnings per share were $2.42 for the year ended December 31, 2020 (“current year”), compared to diluted earnings per share of $2.10 for the year ended December 31, 2019 (“prior year”). Adjusted diluted earnings per share were $2.49 for the current year, compared to adjusted diluted earnings per share of $2.27 for the prior year. The calculation of diluted earnings per share is detailed in Note 4 – “Equity and Earnings Per Share” to the audited consolidated financial statements, in Part II, Item 8 of this Annual Report on Form 10-K.

For the current year, our net revenues were $2,218 million and income before income taxes was $1,256 million, compared to net revenues of $1,937 million and income before income taxes of $1,157 million in the prior year. Adjusted net revenues were $2,204 million and adjusted income before income taxes was $1,346 million, compared to adjusted net revenues of $1,984 million and adjusted income before income taxes of $1,246 million in the prior year.

The financial highlights for the current year were:

•Commission revenue showed strong growth, increasing $406 million, or 58%, from the prior year on higher customer trading volume within an active trading environment worldwide.

•Net interest income decreased $211 million, or 19%, from the prior year as the average federal funds effective rate, which, in part, drives the rates we earn on our interest-earning assets, decreased to an average of 0.38% from 2.16% in the prior year.

•Other income increased $52 million from the prior year. This increase was mainly comprised of (1) $41 million related to our currency diversification strategy, which lost $19 million in the current year compared to a loss of $60 million in the prior year; (2) $35 million related to our strategic investment in Up Fintech Holding Limited (“Tiger Brokers”), which increased to a $44 million mark-to-market gain in the current year from a $9 million mark-to-market gain in the prior year; partially offset by (3) $16 million related to our principal trading activities which gained $40 million in the current year compared to $56 million in the prior year; and (4) a $13 million impairment loss on our investment in OneChicago Exchange, as it ceased operations, during the current year.

•Pretax profit margin was 57% for the current year, down from 60% in the prior year. Adjusted pretax profit margin for the current year was 61%, down from 63% in the prior year.

In connection with our currency diversification strategy as of December 31, 2020, approximately 27% of our equity was denominated in currencies other than the U.S. dollar. In the current year, our currency diversification strategy increased our comprehensive earnings by $105 million (compared to a decrease of $36 million in the prior year), as the U.S. dollar value of the GLOBAL increased by approximately 1.45%, compared to its value as of December 31, 2019. The effects of our currency diversification strategy are reported as (1) a component of other income (loss of $19 million) in the consolidated statements of comprehensive income and (2) other comprehensive income (“OCI”) (gain of $124 million) in the consolidated statements of financial condition and the consolidated statements of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

West Texas Intermediate Crude Oil Event

On April 20, 2020 the energy markets exhibited extraordinary price activity in the New York Mercantile Exchange ("NYMEX") West Texas Intermediate Crude Oil futures contract. The price of the May 2020 physically-settled futures contract dropped to an unprecedented negative price. This price was the basis for determining the settlement price for cash-settled futures contracts traded on the CME Globex and also for a separate, expiring cash-settled futures contract listed on the Intercontinental Exchange Europe ("ICE Europe"). Several of the Company’s customers held long positions in these CME and ICE Europe contracts, and as a result they incurred losses, including losses in excess of the equity in their accounts. The Company fulfilled the required variation margin settlements with the respective clearinghouses on behalf of its customers. The Company subsequently compensated certain affected customers in connection with their losses resulting from the contracts settling at a price below zero. As a result, the Company recognized an aggregate loss of approximately $104 million, of which $103 million is included in general and administrative expenses and $1 million in customer bad debt expense in the consolidated statements of comprehensive income.

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

•Scrutiny of equity and options market makers, hedge funds, and soft dollar and payment for order flow practices by regulatory and legislative authorities has increased. New legislation or modifications to existing regulations and rules could occur in the future.

•Our remaining market making activities will continue to be impacted by market structure changes, market conditions, the level of automation of competitors, and the relationship between actual and implied volatility in the equities markets.

See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of other risks that may affect our financial condition and results of operations.

Results of Operations

The table below presents our consolidated results of operations for the periods indicated. The period-to-period comparisons below of financial results are not necessarily indicative of future results.

	Year-Ended December 31,
	2020	2019	2018
	(in millions, except share and per share amounts)
Revenues
Commissions	$1,112	$706	$777
Other fees and services	175	141	148
Other income	59	7	49
Total non-interest income	1,346	854	974

Interest income	1,133	1,726	1,392
Interest expense	(261)	(643)	(463)
Total net interest income	872	1,083	929
Total net revenues	2,218	1,937	1,903

Non-interest expenses
Execution, clearing and distribution fees	293	251	269
Employee compensation and benefits	325	288	264
Occupancy, depreciation and amortization	69	60	49
Communications	26	25	25
General and administrative	236	112	96
Customer bad debt	13	44	4
Total non-interest expenses	962	780	707
Income before income taxes	1,256	1,157	1,196
Income tax expense	77	68	71
Net income	1,179	1,089	1,125
Less net income attributable to noncontrolling interests	984	928	956
Net income available for common stockholders	$195	$161	$169

Earnings per share
Basic	$2.44	$2.11	$2.30
Diluted	$2.42	$2.10	$2.28

Weighted average common shares outstanding
Basic	79,939,289	76,121,570	73,438,209
Diluted	80,638,908	76,825,863	74,266,370

Comprehensive income
Net income available for common stockholders	$195	$161	$169
Other comprehensive income
Cumulative translation adjustment, before income taxes	26	4	(14)
Income taxes related to items of other comprehensive income	-	-	(1)
Other comprehensive income (loss), net of tax	26	4	(13)
Comprehensive income available for common stockholders	$221	$165	$156

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$984	$928	$956
Other comprehensive income - cumulative translation adjustment	98	20	(66)
Comprehensive income attributable to noncontrolling interests	$1,082	$948	$890

The table below presents our consolidated results of operations as a percent of our total net revenues for the periods indicated.

	Year Ended December 31,
	2020	2019	2018

Revenues
Commissions	50%	36%	41%
Other fees and services	8%	7%	8%
Other income	3%	0%	3%
Total non-interest income	61%	44%	51%

Interest income	51%	89%	73%
Interest expense	-12%	-33%	-24%
Total net interest income	39%	56%	49%
Total net revenues	100%	100%	100%

Non-interest expenses
Execution, clearing and distribution fees	13%	13%	14%
Employee compensation and benefits	15%	15%	14%
Occupancy, depreciation and amortization	3%	3%	3%
Communications	1%	1%	1%
General and administrative	11%	6%	5%
Customer bad debt	1%	2%	0%
Total non-interest expenses	43%	40%	37%
Income before income taxes	57%	60%	63%
Income tax expense	3%	4%	4%
Net income	53%	56%	59%
Less net income attributable to noncontrolling interests	44%	48%	50%
Net income available for common stockholders	9%	8%	9%

Year Ended December 31, 2020 (“current year”) compared to the Year Ended December 31, 2019 (“prior year”)

Net Revenues

Total net revenues, for the current year, increased $281 million, or 15%, compared to the prior year, to $2,218 million. The increase in net revenues was primarily due to higher commissions, other fees and services, and other income partially offset by lower net interest income.

Commissions

We earn commissions from our cleared customers for whom we act as an executing and clearing broker and from our non-cleared customers for whom we act as an execution-only broker. We have a commission structure that allows customers to choose between an all-inclusive fixed, or “bundled”, rate and a tiered, or “unbundled”, rate that offers lower commissions for high volume customers. For “unbundled” commissions, we pass through regulatory and exchange fees separately from our commissions, adding transparency to our fee structure. Commissions also include payments for order flow income received from IBKR LiteSM liquidity providers. Our commissions are geographically diversified. In 2020, 2019, and 2018 we generated 29%, 33%, and 32%, respectively, of commissions from operations conducted internationally.

Commissions, for the current year, increased $406 million, or 58%, compared to the prior year, to $1,112 million, driven by significantly higher customer trading volumes in options, futures and stocks. Total customer options and futures contract and stock share volumes increased 67%, 30%, and 97%, respectively, compared to the prior year. The increase in customer trading volumes across all product types was in line with the active trading environment worldwide in the current year as compared to the prior year. Total DARTs for cleared and execution-only customers, for the current year, increased 115% to 1.79 million compared to 833 thousand for the prior year. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current year, increased 113% to 1.59 million, compared to 748 thousand for the prior year. Average commission per commissionable order for cleared customers, for the current year, decreased 24% to $2.78, compared to $3.67 for the prior year, reflecting smaller average order sizes in stocks, options, futures and foreign exchange as well as some effect from higher exchange rebates passed through to our customers. Smaller trade sizes are often seen in high volatility periods, as traders choose to risk less per trade in fast-moving markets.

Other Fees and Services

The Company earns fee income on services provided to customers, which includes market data fees, risk exposure fees, minimum activity fees, payments for order flow from exchange-mandated programs, and other fees and services charged to customers.

Other fees and services, for the current year, increased $34 million, or 24%, compared to the prior year, to $175 million, driven by a $21 million increase in IPO-related fee income, a $16 million increase in market data fee income, and a $6 million increase in payments for order flow income from options exchange-mandated programs, partially offset by a $4 million decrease in FDIC Insured Bank Deposit Sweep Program fee income, and a $4 million decrease in risk exposure fee income.

Other Income

Other income consists of foreign exchange gains (losses) from our currency diversification strategy, gains (losses) from principal transactions, gains (losses) from our equity method investments, and other revenue not directly attributable to our core business offerings. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Other income, for the current year, increased $52 million, compared to the prior year, to $59 million. This increase was mainly comprised of (1) $41 million related to our currency diversification strategy, which lost $19 million in the current year compared to a loss of $60 million in the prior year; and (2) $35 million related to our strategic investment in Tiger Brokers, which increased to a $44 million mark-to-market gain in the current year from a $9 million mark-to-market gain in the prior year; partially offset by (3) $16 million related to our principal trading activities which gained $40 million in the current year compared to $56 million in the prior year; and (4) a $13 million impairment loss on our investment in OneChicago Exchange, as it ceased operations, during the current year.

Interest Income and Interest Expense

We earn interest on margin lending to customers secured by marketable securities these customers hold with us; from our investments in U.S. and foreign government securities; from borrowing and lending securities; and on deposits (in positive interest rate currencies) with banks. We pay interest on cash balances (in sufficiently positive interest rate currencies) customers hold with us; for borrowing and lending securities; and on our borrowings.

Net interest income (interest income less interest expense), for the current year, decreased $211 million, or 19%, compared to the prior year, to $872 million. The decrease in net interest income was driven by lower benchmark interest rates.

Net interest income on customer balances, for the current year, decreased $239 million, compared to the prior year, driven by a decrease in the average federal funds effective rate to 0.38% from 2.16% in the prior year, partially offset by a $14.9 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities and a $2.5 billion increase in average customer margin loans. See the “Business Environment” section above in this Item 7 for a further discussion about the change in interest rates in the current year.

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

In the current year, average securities borrowed increased 8%, to $4.2 billion and average securities loaned increased 39%, to $5.7 billion, compared to the prior year. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers. During the current year, net interest earned from securities lending transactions increased $86 million, or 33%, compared to the prior year. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

	Year-Ended December 31,
	2020	2019	2018

	(in millions)
Average interest-earning assets
Segregated cash and securities	$41,898	$27,812	$20,911
Customer margin loans	28,960	26,483	29,253
Securities borrowed	4,235	3,930	3,310
Other interest-earning assets	5,593	5,407	4,362
FDIC sweeps [1]	2,882	2,046	1,259
	$83,568	$65,678	$59,095

Average interest-bearing liabilities
Customer credit balances	$67,540	$52,625	$48,179
Securities loaned	5,702	4,088	3,982
Other interest-bearing liabilities	215	196	241
	$73,457	$56,909	$52,402

Net Interest income
Segregated cash and securities, net	$166	$560	$337
Customer margin loans [2]	380	694	677
Securities borrowed and loaned, net	343	257	216
Customer credit balances, net [2]	(46)	(515)	(362)
Other net interest income [1,3]	55	121	90
Net interest income [3]	$898	$1,117	$958

Net interest margin ("NIM")	1.07%	1.70%	1.62%

Annualized Yields
Segregated cash and securities	0.40%	2.01%	1.61%
Customer margin loans	1.31%	2.62%	2.31%
Customer credit balances	0.07%	0.98%	0.75%

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

(3)Includes income from financial instruments which has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s consolidated statements of comprehensive income. For the years ended December 31, 2020, 2019, and 2018 $21 million, $15 million and $8 million were reported in other fees and services, respectively. For the years ended December 31, 2020, 2019, and 2018, $5 million, $19 million and $21 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current year, increased $182 million, or 23%, compared to the prior year, to $962 million, mainly due to a $124 million increase in general and administrative expenses; a $42 million increase in execution, clearing and distribution fees; and a $37 million increase in employee compensation and benefits expenses partially offset by; a $31 million decrease in customer bad debt expense. As a percentage of total net revenues, non-interest expenses were 43% for the current year and 40% for the prior year.

Execution, Clearing and Distribution Fees

Execution, clearing and distribution fees include the costs of executing and clearing trades, net of liquidity rebates received from various exchanges and market centers, as well as regulatory fees and market data fees. Execution fees are paid primarily to electronic exchanges and market centers on which we trade. Clearing fees are paid to clearing houses and clearing agents. Market data fees are paid to third parties to receive streaming price quotes and related information.

Execution, clearing and distribution fees, for the current year, increased $42 million, or 17%, compared to the prior year, to $293 million, driven by higher trade volumes as customer options and futures contract and stock share volumes increased 67%, 30%, and 97%, respectively, compared to the prior year. Execution and clearings fees did not increase in line with trading volumes for several reasons including, product mix and greater rebates received from exchanges on orders that add liquidity, though these rebates partially offset commission revenues.

Employee Compensation and Benefits

Employee compensation and benefits include salaries, bonuses and other incentive compensation plans, group insurance, contributions to benefit programs and other related employee costs.

Employee compensation and benefits expenses, for the current year, increased $37 million, or 13%, compared to the prior year, to $325 million, associated with a 20% increase in the average number of employees to 1,823, for the current year, compared to 1,523 for the prior year. We continued to add staff in customer service, compliance, and software development. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 15% for both the current year and the prior year.

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

Occupancy, depreciation and amortization expenses, for the current year, increased $9 million, or 15%, compared to the prior year, to $69 million, mainly due to higher costs related to the expansion of our physical space for both offices and data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 3% for both the current year and the prior year.

Communications

Communications expenses consist primarily of the cost of voice and data telecommunications lines supporting our business, including connectivity to exchanges and market centers around the world. Communications expenses, for the current year, increased $1 million, compared to the prior year. As a percentage of total net revenues, communications expenses were 1% for both the current year and the prior year.

General and Administrative

General and administrative expenses consist primarily of advertising; professional services expenses, such as legal and audit work; legal and regulatory matters; and other operating expenses.

General and administrative expenses, for the current year, increased $124 million, or 111%, compared to the prior year, to $236 million, primarily due to $103 million in expenses incurred to compensate certain affected customers in connection with their losses resulting from the West Texas Intermediate Crude Oil futures contracts settling at a price below zero on April 20, 2020 as described above; a $5 million donation to assist efforts to provide food and support for people affected by the COVID-19 pandemic in the United States as well as to advance medical solutions; and higher compliance and advertising related expenses. As a percentage of total net revenues, general and administrative expenses were 11% for the current year and 6% for the prior year.

Customer Bad Debt

Customer bad debt expense consists primarily of losses incurred by customers in excess of their assets with us, net of amounts recovered by us.

Customer bad debt expense, for the current year, decreased $31 million, compared to the prior year, to $13 million, due to the non-recurrence of $42 million in bad debt expense related to margin lending on a particular security listed on a major U.S. exchange that lost a substantial amount of its value in a very short timeframe in the prior year; partially offset by higher bad debt expense resulting from the unusually volatile markets in the current year. See Note 14 - “Commitments, Contingencies, and Guarantees” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current year, increased $9 million, or 13%, compared to the prior year, to $77 million, due to (a) $15 million higher tax expense attributable to our operating companies driven by higher taxable income; (b) $5 million higher tax expense attributable to IBG, Inc. driven by higher taxable income; partially offset by (c) $11 million income tax benefit in the current year due to the remeasurement of deferred tax assets related to the step-up in basis arising from the acquisition of interests in IBG LLC primarily due to changes in the Company’s effective tax rates.

The table below presents information about our income tax expense for the periods indicated.

	Year-Ended December 31,
	2020	2019	2018

	(in millions, except %)
Consolidated
Consolidated income before income taxes	$1,256	$1,157	$1,196
IBG, Inc. stand-alone income before income taxes	(4)	(1)	2
Operating companies income before income taxes	$1,260	$1,158	$1,194

Operating Companies
Income before income taxes	$1,260	$1,158	$1,194
Income tax expense	38	23	32
Net income available to members	$1,222	$1,135	$1,162

IBG, Inc.
Average ownership percentage in IBG LLC	19.2%	18.4%	17.8%
Net income available to IBG, Inc. from operating companies	$238	$207	$206
IBG, Inc. stand-alone income before income taxes	(4)	(1)	2
Income before income taxes	234	206	208
Income tax expense	39	45	39
Net income available to common stockholders	$195	$161	$169

Consolidated income tax expense
Income tax expense attributable to operating companies	$38	$23	$32
Income tax expense attributable IBG, Inc.	39	45	39
Consolidated income tax expense	$77	$68	$71

Operating Results

Income before income taxes, for the current year, increased $99 million, or 9%, compared to the prior year, to $1,256 million. Pretax profit margin was 57% for the current year and 60% for the prior year.

Comparing our operating results for the current year to the prior year, excluding our non-GAAP financial measures: adjusted net revenues were $2,204 million, up 11%; adjusted income before income taxes was $1,346 million, up 8%; and adjusted pre-tax profit margin was 61% for the current year, down 2% from the prior year. See the “Non-GAAP Financial Measures” section below in this Item 7 for additional details.

Noncontrolling Interest

We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and consolidate IBG LLC’s financial results into our financial statements. As of December 31, 2020, we held approximately 21.8% ownership interest in IBG LLC. Holdings holds approximately 78.2% ownership interest in IBG LLC. We reflect Holdings’ ownership as a noncontrolling interest in our consolidated statements of financial condition, consolidated statements of comprehensive income, consolidated statements of changes in equity and consolidated statements of cash flows. Our share of IBG LLC’s net income, excluding Holdings’ noncontrolling interest, for the current year was approximately 19.2%, compared to approximately 18.4% for the prior year.

Year Ended December 31, 2019 compared to the Year Ended December 31, 2018

For a discussion of changes for the year ended December 31, 2019 compared to the Year Ended December 31, 2018 refer to the Annual Report on Form 10-K filed with the SEC on February 28, 2020, except for the line items below which have been re-written to conform with the new presentation of our consolidated statements of comprehensive income. See “Consolidated Statements of Comprehensive Income and Operating Business Segment Presentation Changes” in Note 2 – “Significant Accounting Policies” to the consolidated financial statements in Part II, Item 8 of this annual report on Form 10-K.

Other Fees and Services

The Company earns fee income on services provided to customers, which includes market data fees, risk exposure fees, payments for order flow from exchange-mandated programs, minimum activity fees, and other fees and services charged to customers.

Other fees and services, for 2019, decreased $7 million, or 5%, compared to 2018, to $141 million, driven by a $10 million decrease in risk exposure fee income and a $2 million decrease in consulting fee income, partially offset by a $5 million increase in FDIC sweep fee income.

Other Income

A component of other income is foreign currency gains and losses from our currency diversification strategy. A discussion of our approach to managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled “Quantitative and Qualitative Disclosures about Market Risk.” Other income also consists of gains (losses) from principal transactions, gains (losses) from our equity method investments, and other revenue not directly attributable to our core business offerings.

Other income, for 2019, decreased $42 million, compared to 2018, to $7 million. This decrease was mainly comprised of (1) $41 million related to our currency diversification strategy, which lost $60 million in 2019 compared to a loss of $19 million in 2018; (2) $7 million related to our principal trading activities which gained $58 million in 2019 compared to a gain of $65 million in 2018; and (3) non-recurrence in 2019 of a $2 million recovery of costs related to the sale of our U.S. options market making operations to Two Sigma Securities, LLC; partially offset by (4) a $9 million mark-to-market gain on our strategic investment in Tiger Brokers consummated in 2019.

Trading Volumes and Customer Statistics

The tables below present historical trading volumes and customer statistics for our business. Trading volumes are the primary driver in our business. Information on our net interest income can be found elsewhere in this report.

TRADE VOLUMES:

(in thousands, except %)

			Brokerage
	Brokerage		Non						Avg. Trades
	Cleared	%	Cleared	%	Principal	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2016	259,932		16,515		64,038		340,485		1,354
2017	265,501	2%	14,835	(10%)	31,282	(51%)	311,618	(8%)	1,246
2018	328,099	24%	21,880	47%	18,663	(40%)	368,642	18%	1,478
2019	302,289	(8%)	26,346	20%	17,136	(8%)	345,771	(6%)	1,380
2020	620,405	105%	56,834	116%	27,039	58%	704,278	104%	2,795

CONTRACT AND SHARE VOLUMES:

(in thousands, except %)

TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2016	572,834		143,287		155,439,227
2017	395,885	(31%)	124,123	(13%)	220,247,921	42%
2018	408,406	3%	151,762	22%	210,257,186	(5%)
2019	390,739	(4%)	128,770	(15%)	176,752,967	(16%)
2020	624,035	60%	167,078	30%	338,513,068	92%

ALL CUSTOMERS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2016	265,457		129,082		142,356,340
2017	293,860	11%	118,427	(8%)	213,108,299	50%
2018	358,852	22%	148,485	25%	198,909,375	(7%)
2019	349,287	(3%)	126,363	(15%)	167,826,490	(16%)
2020	584,195	67%	164,555	30%	331,263,604	97%

CLEARED CUSTOMERS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2016	227,413		128,021		138,523,932
2017	253,304	11%	116,858	(9%)	209,435,662	51%
2018	313,795	24%	146,806	26%	194,012,882	(7%)
2019	302,068	(4%)	125,225	(15%)	163,030,500	(16%)
2020	518,965	72%	163,101	30%	320,376,365	97%

___________________________

(1)Futures contract volume includes options on futures.

PRINCIPAL TRANSACTIONS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2016	307,377		14,205		13,082,887
2017	102,025	(67%)	5,696	(60%)	7,139,622	(45%)
2018	49,554	(51%)	3,277	(42%)	11,347,811	59%
2019	41,452	(16%)	2,407	(27%)	8,926,477	(21%)
2020	39,840	(4%)	2,523	5%	7,249,464	(19%)

___________________________

(1)Futures contract volume includes options on futures.

CUSTOMER STATISTICS:

Year over Year	4Q2020	4Q2019	% Change
Total Accounts (in thousands)	1,073	690	56%
Customer Equity (in billions) (1)	$288.6	$174.1	66%

Cleared DARTs (in thousands)	1,871	719	160%
Total Customer DARTs (in thousands)	2,109	797	165%

Cleared Customers
Commission per Cleared Commissionable Order (2)	$2.46	$3.63	(32%)
Cleared Avg. DART per Account (Annualized)	459	266	73%
Net Revenue per Avg. Account (Annualized)	$2,151	$2,801	(23%)

___________________________

(1)Excludes non-customers.

(2)Commissionable order – a customer order that generates commissions

Non-GAAP Financial Measures

We use certain non-GAAP financial measures as additional measures to enhance the understanding of our financial results. These non-GAAP financial measures include adjusted net revenues, adjusted income before income taxes, adjusted net income available for common stockholders and adjusted diluted earnings per share (“EPS”). We believe that these non-GAAP financial measures are important measures of our financial performance because they exclude certain items that may not be indicative of our core operating results and business outlook. We believe these non-GAAP financial measures may be useful to investors and analysts in evaluating the operating performance of the business and facilitating a meaningful comparison of our results in the current period to those in prior and future periods.

Adjusted net revenues, adjusted income before income taxes, adjusted net income available for common stockholders and adjusted EPS are non-GAAP financial measures as defined by SEC Regulation G.

•We define adjusted net revenues as net revenues adjusted to remove the effect of our currency diversification strategy, the net mark-to-market gains (losses) on investments, and the remeasurement of our Tax Receivable Agreement (“TRA”) liability.

•We define adjusted income before income taxes as income before income taxes adjusted to remove the effect of our currency diversification strategy, the net mark-to-market gains (losses) on investments, the remeasurement of our TRA liability, unusual customer compensation expense, and unusual bad debt expense.

•We define adjusted net income available to common stockholders as net income available for common stockholders adjusted to remove the after-tax effects attributable to IBG, Inc. of our currency diversification strategy, the net mark-to-market gains (losses) on investments, the remeasurement of our TRA liability, unusual customer compensation expense, unusual bad debt expense, and the remeasurement of certain deferred tax assets.

Mark-to-market gains (losses) on investments represents the net mark-to-market gains (losses) on our U.S. government securities portfolio, which are typically held to maturity, investments in equity securities that do not qualify for equity method accounting which are measured at fair value, and equity securities taken over by the Company from customers related to losses on margin loans described below.

Remeasurement of our TRA liability represents the change in the amount payable to IBG Holdings LLC under the TRA primarily due to changes in the Company’s effective tax rates. For further information refer to Note 4 – Equity and Earnings per Share under Part II, Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Unusual customer compensation expense represents expenses incurred to compensate certain affected customers in connection with their losses resulting from the West Texas Intermediate Crude Oil futures contracts settling at a price below zero on April 20, 2020, as described above in this Item 7 in the “Financial Overview” section.

Unusual bad debt expense includes material losses on margin loans resulting from unusual events that occur in the marketplace. For the twelve months ending December 31, 2019, unusual bad debt expense reflects losses recognized on margin lending to a small number of our brokerage customers that had taken relatively large positions in a security listed on a major U.S. exchange, which lost a substantial amount of its value in a very short timeframe. For the twelve months ended December 31, 2020, unusual bad debt expense reflects losses incurred by futures customers in excess of the equity in their accounts related to the West Texas Intermediate Crude Oil event described above in this Item 7 in the “Financial Overview” section.

Remeasurement of certain deferred tax assets represents the change in the unamortized balance of deferred tax assets related to the step-up in basis arising from the acquisition of interests in IBG LLC primarily due to changes in the Company’s effective tax rates. For further information refer to Note 4 – Equity and Earnings per Share under Part II, Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

The effect of our currency diversification strategy, the net mark-to-market gains (losses) on investments, the remeasurement of our TRA liability, customer compensation expense, unusual bad debt expense, and the remeasurement of certain deferred tax assets are excluded because management does not believe they are indicative of our underlying core business performance.

These non-GAAP financial measures should be considered in addition to, rather than as a substitute for, measures of financial performance prepared in accordance with GAAP1.

___________________________

1 Refers to generally accepted accounting principles in the United States.

The tables below present a reconciliation of consolidated GAAP to non-GAAP financial measures for the periods indicated.

	Year-Ended December 31,
	2020	2019	2018

	(in millions, except share and per share amounts)

Adjusted net revenues

Net revenues - GAAP	$2,218	$1,937	$1,903
Non-GAAP adjustments
Currency diversification strategy, net	19	60	19
Mark-to-market on investments	(36)	(13)	(9)
Remeasurement of TRA liability	3	-	-
Total non-GAAP adjustments	(14)	47	10
Adjusted net revenues	$2,204	$1,984	$1,913

	Year-Ended December 31,
	2020	2019	2018

	(in millions, except share and per share amounts)

Adjusted income before income taxes

Income before income taxes - GAAP	$1,256	$1,157	$1,196
Non-GAAP adjustments
Currency diversification strategy, net	19	60	19
Mark-to-market on investments	(36)	(13)	(9)
Remeasurement of TRA liability	3	-	-
Customer compensation expense	103	-	-
Bad debt expense	1	42	-
Total non-GAAP adjustments	90	89	10
Adjusted income before income taxes	$1,346	$1,246	$1,206

Adjusted pre-tax profit margin	61%	63%	63%

	Year-Ended December 31,
	2020	2019	2018

	(in millions, except share and per share amounts)

Adjusted net income available for common stockholders

Net income available for common stockholders - GAAP	$195	$161	$169
Non-GAAP adjustments
Currency diversification strategy, net	4	11	3
Mark-to-market on investments	(7)	(2)	(2)
Remeasurement of TRA liability	3	-	-
Customer compensation expense	20	-	-
Bad debt expense	0	8	-
Income tax effect of above adjustments[1]	(3)	(3)	(1)
Remeasurement of deferred income taxes	(11)	-	-
Total non-GAAP adjustments	6	13	1
Adjusted net income available for common stockholders	$201	$174	$170

	Year-Ended December 31,
	2020	2019	2018

	(in millions, except share and per share amounts)

Adjusted diluted EPS

Diluted EPS - GAAP	$2.42	$2.10	$2.28
Non-GAAP adjustments
Currency diversification strategy, net	0.05	0.14	0.05
Mark-to-market on investments	(0.08)	(0.03)	(0.02)
Remeasurement of TRA liability	0.04	-	-
Customer compensation expense	0.24	-	-
Bad debt expense	0.00	0.10	0.00
Income tax effect of above adjustments[1]	(0.04)	(0.04)	(0.02)
Remeasurement of deferred income taxes	(0.14)	-	-
Total non-GAAP adjustments	0.08	0.17	0.01
Adjusted diluted EPS	$2.49	$2.27	$2.28

Diluted weighted average common shares outstanding	80,638,908	76,825,863	74,266,370

_________________________

1 The income tax effect is estimated using the corporate income tax rates applicable to the Company.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of investments of customer funds, collateralized receivables arising from customer-related and proprietary securities transactions, and exchange-listed marketable securities, which are marked-to-market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed, and securities purchased under agreements to resell. As of December 31, 2020, total assets were $95.7 billion of which approximately $94.8 billion, or 99.1%, were considered liquid.

Decisions on the allocation of capital are based upon, among other things, prudent risk management guidelines, potential liquidity and cash flow needs for current and future business activities, regulatory capital requirements, and projected profitability. Our Treasury department, Market Risk Committee and other management control groups assist in evaluating, monitoring and controlling the impact that our business activities have on our financial condition, liquidity and capital structure. The objective of these policies is to support our business strategies while ensuring ongoing and sufficient liquidity. Our significant excess regulatory capital comprises an aggregate across our many regulated subsidiaries, and we believe this financial strength provides our customers with a source of comfort.

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

As of December 31, 2020, liability balances in connection with securities loaned and payable to customers were higher than their respective average monthly balances during the current year and our short-term borrowings were lower than the average monthly balance during the current year.

Cash and cash equivalents held by our non-U.S. operating subsidiaries as of December 31, 2020 were $1,560 million ($1,121 million as of December 31, 2019). These funds are primarily intended to finance each individual operating subsidiary’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. In 2020 Timber Hill Canada Company paid a dividend of $76 million to IBG LLC as a result of its liquidation. In 2018 a dividend of $54 million was paid to IBG LLC from one of our non-U.S. subsidiaries. As of December 31, 2020, we had no intention to repatriate further amounts from non-U.S. operating subsidiaries. With the enactment of the U.S. Tax Cuts and Jobs Act on December 22, 2017, we recognized a $62 million liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries for the year ended December 31, 2017. As a result, in the event dividends were to be paid to the Company in the future by a non-U.S. operating subsidiaries, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 13% to $9.0 billion as of December 31, 2020 from $7.9 billion as of December 31, 2019. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during 2020.

Cash Flows

The table below presents our cash flows from operating activities, investing activities and financing activities for the periods indicated.

	Year-Ended December 31,
	2020	2019	2018

	(in millions)
Net cash provided by operating activities	$8,068	$2,666	$2,356
Net cash used in investing activities	(50)	(89)	(57)
Net cash used in financing activities	(229)	(419)	(399)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	124	24	(79)
Increase in cash, cash equivalents, and restricted cash	$7,913	$2,182	$1,821

Our cash flows from operating activities are largely a reflection of the changes in customer credit and margin loan balances. Our cash flows from investing activities are primarily related to other investments, capitalized internal software development, purchases and sales of memberships, trading rights and shares at exchanges where we trade, and strategic investments where such investments may enable us to offer better execution alternatives to our current and prospective customers, allow us to influence exchanges to provide competing products at better prices using sophisticated technology, or enable us to acquire either technology or customers faster than we could develop them on our own. Our cash flows from financing activities are comprised of short-term borrowings, capital transactions and payments made to Holdings under the Tax Receivable Agreement. Short-term borrowings from banks, and through our senior notes program are part of our daily cash management in support of operating activities. Capital transactions consist primarily of quarterly dividends paid to common stockholders and related distributions paid to Holdings.

Year Ended December 31, 2020: Our cash, cash equivalents, and restricted cash (i.e., cash and cash equivalents that are subject to withdrawal or usage restrictions) increased by $7,913 million to $20.2 billion for the year ended December 31, 2020. We raised $8,068 million in net cash from operating activities. We used net cash of $279 million in our investing and financing activities, primarily for distributions to noncontrolling interests, dividends paid to our common stockholders and payments made under the Tax Receivable Agreement. Investing activities mainly consisted of purchases of other investments and property, equipment and intangible assets.

Year Ended December 31, 2019:

For a discussion of changes in cash flows for the year ended December 31, 2019 refer to our Annual Report on Form 10-K filed with the SEC on February 28, 2020.

Year Ended December 31, 2018:

For a discussion of changes in cash flows for the year ended December 31, 2018 refer to our Annual Report on Form 10-K filed with the SEC on February 28, 2019.

Senior Notes

During 2020, IBG LLC initiated a program to offer senior notes in private placements to certain qualified customers of IB LLC. IBG LLC intends to use the proceeds for general financing purposes when interest spread opportunities arise. The senior notes are offered at an issue price of $1 thousand dollars per note at an interest rate calculated by adding the benchmark rate to a rate (spread) that IBG LLC announces from time-to-time. The benchmark rate is the effective federal funds rate as reported by the Federal Reserve Bank of New York on the morning of the date of the offering. The senior notes mature no later than the thirtieth day following the issuance date, and IBG LLC, at its option, may redeem the senior notes at any time, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed, plus accrued and unpaid interest.

During the year ended December 31, 2020 IBG LLC issued senior notes of $116 million and redeemed senior notes of $20 million, respectively. The senior notes carried a weighted average interest rate of 0.913%. As of December 31, 2020, IBG LLC had $96 million of senior notes outstanding, all of which carry a 1% per annum interest rate, and are included in short-term borrowings in the consolidated statements of financial condition.

Regulatory Capital Requirements

As of December 31, 2020, all of the operating subsidiaries were in compliance with their respective regulatory capital requirements. For additional information regarding our regulatory capital requirements see Note 16 – “Regulatory Requirements” to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were approximately $50 million, $74 million, and $36 million for the three years ended December 31, 2020, 2019, and 2018, respectively. The decrease in 2020 is mainly driven by the renovation of our U.S. headquarters and the relocation of our primary data center that occurred in 2019. In the future, we plan to meet capital expenditure needs with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

Contractual Obligations Summary

Our contractual obligations principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2020.

	Payments Due by Year
	Total	2021-2022	2023-2024	Thereafter

	(in millions)
Payable to Holdings under Tax Receivable Agreement (1)	$199	$38	$48	$113
Operating leases	142	41	32	69
Transition tax liability (2)	51	10	14	27
Total contractual cash obligations	$392	$89	$94	$209

___________________________

(1)As of December 31, 2020, contractual amounts owed under the Tax Receivable Agreement of $199 million have been recorded in payable to affiliate in the consolidated financial statements representing management’s best estimate of the amounts currently expected to be owed under the Tax Receivable Agreement. Through December 31, 2020, approximately $205 million of cumulative cash payments have been made.

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

Strategic Investments and Acquisitions

We regularly evaluate potential strategic investments and acquisitions. We hold strategic investments in certain electronic trading exchanges including BOX Options Exchange, LLC. We also hold a strategic investment in Tiger Brokers, an online stock brokerage established for Chinese retail and institutional customers, in which we have a beneficial ownership interest of 7.6%.

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

As announced on December 4, 2020, we signed an agreement with Folio Investments Inc. to acquire its self-directed retail brokerage segment. The transaction closed in January 2021 and resulted in the acquisition of approximately 57,000 customer accounts.

As of December 31, 2020, other than the transaction disclosed above there were no other definitive agreements with respect to any material acquisition.

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

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, we incur trading-related market risk as a result of our remaining market making activities, where the substantial majority of our Value-at-Risk (“VaR”) for market risk exposures is generated. In addition, we incur non-trading-related market risk primarily from investment activities and from foreign currency exposure held in the equity of our foreign subsidiaries, i.e., our non-U.S. brokerage subsidiaries and information technology subsidiaries, and held to meet target balances in our currency diversification strategy.

We use various risk management tools in managing our market risk, which are embedded in our real-time market making systems. We employ certain hedging and risk management techniques to protect us from a severe market dislocation. Our risk management policies are developed and implemented by our steering committee, which is chaired by our Chief Executive Officer and comprised of senior executives of our various operating subsidiaries. The strategy of our remaining market making activities is to calculate quotes a few seconds ahead of the market and execute small trades at a tiny but favorable differential as a result. This strategy is made possible by our proprietary pricing model, which evaluates and monitors the risks inherent in our portfolio, assimilates external market data and reevaluates the outstanding quotes in our portfolio many times per second. Our model automatically rebalances our positions throughout each trading day to manage risk exposures on our options and futures positions and the underlying securities, and will price the increased risk that a position would add to the overall portfolio into the bid and offer prices we post. Under risk management policies implemented and monitored primarily through our computer systems, reports to management, including risk profiles, profit and loss analysis and trading performance, are prepared on a real-time basis as well as daily and periodical bases. Although our remaining market making activities are completely automated, the trading process and our risk are monitored by a team of individuals who, in real time, observe various risk parameters of our consolidated positions. Our assets and liabilities are marked-to-market daily for financial reporting purposes and re-valued continuously throughout the trading day for risk management and asset/liability management purposes.

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

Foreign Currency Exposure

As a result of our international activities and accumulated earnings in our foreign subsidiaries, our income and net worth is exposed to fluctuations in foreign exchange rates. For example, our European operations and some of our Asian operations are conducted by our Swiss subsidiary, IBKRFS. IBKRFS is regulated by the Swiss Financial Market Supervisory Authority as a securities dealer and its financial statements are presented in Swiss francs. Accordingly, IBKRFS is exposed to certain foreign exchange risks as described below:

•IBKRFS buys and sells securities denominated in various currencies and carries bank balances and borrows and lends such currencies in its regular course of business. At the end of each accounting period, IBKRFS’ assets and liabilities are revalued into Swiss francs for presentation in its financial statements. The resulting foreign currency gains or losses are reported in IBKRFS’ income statement and, as translated into U.S. dollars for U.S. GAAP purposes, in our consolidated statements of comprehensive income as a component of other income.

•IBKRFS’ financial statements are presented in Swiss francs (i.e., its functional currency) as noted above. At the end of each accounting period, IBKRFS’ net worth is translated at the then prevailing exchange rate into U.S. dollars and the resulting translation gain or loss is reported as OCI in our consolidated statements of financial condition and consolidated statements of comprehensive income. OCI is also produced by our other non-U.S. subsidiaries.

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

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL increased 1.45% as of December 31, 2020 compared to December 31, 2019. As of December 31, 2020, approximately 27% of our equity was denominated in currencies other than the U.S. dollar.

The table below presents a comparison of the U.S. dollar equivalent of the GLOBAL for the periods indicated.

		As of 12/31/2019					As of 12/31/2020
			GLOBAL in	% of	Net Equity	New		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.68	1.0000	0.680	70.3%	$5,586	0.72	1.0000	0.720	73.4%	$6,610	3.1%
EUR	0.09	1.1213	0.101	10.4%	829	0.09	1.2216	0.110	11.2%	1,009	0.8%
JPY	4.41	0.0092	0.041	4.2%	333	3.91	0.0097	0.038	3.9%	348	-0.3%
GBP	0.02	1.3261	0.027	2.7%	218	0.02	1.3666	0.027	2.8%	251	0.0%
CHF	0.02	1.0334	0.021	2.1%	170	0.02	1.1298	0.023	2.3%	208	0.2%
CNH	0.10	0.1437	0.014	1.5%	118	0.13	0.1538	0.020	2.0%	184	0.6%
INR	1.10	0.0140	0.015	1.6%	126	1.10	0.0137	0.015	1.5%	138	-0.1%
CAD	0.02	0.7699	0.015	1.6%	127	0.02	0.7853	0.012	1.2%	108	-0.4%
AUD	0.02	0.7017	0.014	1.5%	115	0.02	0.7693	0.012	1.2%	106	-0.3%
HKD	0.14	0.1284	0.018	1.9%	147	0.04	0.1290	0.005	0.5%	41	-1.4%
MXN	0.17	0.0528	0.009	0.9%	74	-	-	-	0.0%	-	-0.9%
SEK	0.05	0.1068	0.005	0.6%	44	-	-	-	0.0%	-	-0.6%
NOK	0.03	0.1139	0.003	0.4%	28	-	-	-	0.0%	-	-0.4%
DKK	0.02	0.1501	0.003	0.3%	25	-	-	-	0.0%	-	-0.3%
			0.967	100.0%	$7,940			0.981	100.0%	$9,003	0.0%

The effects of our currency diversification strategy appear in two places in the consolidated financial statements: (1) as a component of other income in the consolidated statements of comprehensive income and (2) as OCI in the consolidated statements of financial condition and the consolidated statements of comprehensive income. The full effect of the GLOBAL is captured in the consolidated statements of comprehensive income.

Reported results on a comprehensive basis reflect the U.S. GAAP convention that requires the reporting of currency translation results contained in OCI as part of reportable earnings.

Change in the Composition of the “GLOBAL”

As a result of a periodic assessment, we decided to reduce the number of currencies in the GLOBAL and realign the relative weights of each component to better reflect the global diversification of our business going forward. We removed the Danish krone (DKK), the Mexican peso (MXN), the Norwegian krone (NOK), and the Swedish krona (SEK). The new composition contains 10 currencies, down from 14 in the prior composition. The new composition took effect as of the close of business on June 30, 2020 and the conversion to the new targeted currency holdings took place shortly thereafter.

Interest Rate Risk

We had no variable-rate debt outstanding as of December 31, 2020.

We pay our customers interest based on benchmark overnight interest rates in various currencies, when interest rates are above a benchmark rate plus a small spread, on cash balances above $10 thousand (or equivalent) in securities accounts holding more than $100 thousand and at lower, tiered rates for accounts holding less than $100 thousand (or equivalent) net asset value. In a normal rate environment, we typically invest a portion of these funds in U.S. government securities with maturities of up to two years. If interest rates were to increase rapidly and substantially, our net interest income would not increase proportionally with the interest rates for the portion of the funds invested in the U.S. government securities with fixed yields. In addition, the mark-to-market changes in the value of these fixed rate securities will be reflected in other income, instead of net interest income. Based on customer balances and investments outstanding as of December 31, 2020, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $98 million over the first year and $103 million on an annualized basis, assuming the full effect of reinvestment at higher rates. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Based on customer balances and investments outstanding as of December 31, 2020, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $54 million over the first year and $56 million on an annualized basis, assuming the full effect of reinvestment at lower rates.

We also face interest rate risk due to positions carried for our remaining market making activities to the extent that long or short stock positions may have been established for future or forward dates on options or futures contracts and the value of such positions are impacted by interest rates. The amount of such risk cannot be quantified, however, the reduction of market making positions has substantially reduced this exposure.

Dividend Risk

We face dividend risk in our remaining market making activities as we derive revenues and incur expenses in the form of dividend income and expense, respectively, from our inventory of equity securities, and must make payments in lieu of dividends on short positions in equity securities within our portfolio. Projected future dividends are an important component of pricing equity options and other derivatives, and incorrect projections may lead to trading losses. The amount of such risk cannot be quantified, however, the reduction of market making positions has substantially reduced this exposure.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2020, we had $39.3 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

VaR and Stress Test Measures

	At December 31,	At December 31,	Average	High
Market Risk Category	2020	2019	2020	2020

	(in millions)
Trading (1)
Equities and currencies (2)	$7	$7	$8	$9
Fixed income (3)	0	0	0	0
Trading total	$7	$7	$8	$9

Non-Trading (1)
Equities and currencies	$20	$17	$17	$20
Fixed income, other (4)	2	2	3	3
Non-Trading total	$22	$19	$20	$23

___________________________

(1)The product categories displayed in the table as “Trading” reflect activities undertaken in the Company's market making activities.

The “Non-trading” category reflects investment activities and foreign currency exposures of the Company's non-market making subsidiaries (i.e., its brokerage subsidiaries and information technology subsidiaries). This category also includes corporate activities in foreign exchange designed to achieve the Company's currency diversification strategy.

The average and high VaR amounts for equities and currencies are based on end of day calculations performed in 2020. The fixed income stress amounts are based on the four quarter ending calculations performed in 2020.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Interactive Brokers Group, Inc.

Greenwich, CT

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Income taxes — Refer to Notes 2 and 11 to the consolidated financial statements

Critical Audit Matter Description

The Company’s income tax expense, deferred tax assets and liabilities (net of valuation allowance, if any), and reserves for unrecognized tax benefits are based on enacted tax laws and reflects management's best assessment of estimated future taxes to be paid. The Company is subject to income taxes in both the U.S. and various foreign jurisdictions. The Company has deferred tax assets resulting from the tax basis step-up received in connection with the Company’s public equity offerings. Determining income tax expense requires significant management judgments and estimates.

We identified management’s calculation of income tax expense, deferred tax assets and liabilities (net of valuation allowance, if any), and reserves for unrecognized tax benefits as a critical audit matter because of the significant judgments and estimates management makes to determine these amounts. Performing audit procedures to evaluate the reasonableness of management’s interpretation of tax law in various foreign jurisdictions, and its estimate of the associated provisions, tax charges, and uncertain tax positions required a high degree of auditor judgment and increased effort, including the need to involve our income tax specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to income taxes included, among others, the following:

•We tested the operating effectiveness of controls over income tax balances and disclosures, including the provision for income taxes, deferred tax assets and liabilities (including valuation allowance) and unrecognized tax benefits.

•With the assistance of our income tax specialists, we assessed the Company’s income tax expense by:

-Evaluating the Company’s income tax provision calculation, including testing the appropriateness of income tax rates applied and of income allocations among the taxing jurisdictions, and the mathematical accuracy of the calculation.

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

-Evaluating the Company’s disclosures related to the provision for income taxes, deferred tax assets and liabilities (including valuation allowance) and unrecognized tax benefits.

/s/ Deloitte & Touche LLP

New York, New York

February 26, 2021

We have served as the Company's auditor since 1990.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
(in millions, except share amounts)	2020	2019
Assets
Cash and cash equivalents	$4,292	$2,882
Cash - segregated for regulatory purposes	15,903	9,400
Securities - segregated for regulatory purposes	27,821	17,824
Securities borrowed	4,956	3,916
Securities purchased under agreements to resell	792	3,111
Financial instruments owned, at fair value
Financial instruments owned	544	1,755
Financial instruments owned and pledged as collateral	86	161
Total financial instruments owned, at fair value	630	1,916
Receivables
Customers, less allowance for credit losses of $17 and $86 as of December 31, 2020 and 2019	39,333	31,304
Brokers, dealers and clearing organizations	1,254	685
Interest	104	158
Total receivables	40,691	32,147
Other assets	594	480
Total assets	$95,679	$71,676
Liabilities and equity
Short-term borrowings	$118	$16
Securities loaned	9,838	4,410
Securities sold under agreements to repurchase	—	1,909
Financial instruments sold, but not yet purchased, at fair value	153	457
Payables
Customers	75,882	56,248
Brokers, dealers and clearing organizations	182	220
Affiliate	199	152
Accounts payable, accrued expenses and other liabilities	298	295
Interest	6	29
Total payables	76,567	56,944
Total liabilities	86,676	63,736
Commitments, contingencies and guarantees (see Note 14)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share
Class A – Authorized - 1,000,000,000, Issued - 90,909,889 and 76,889,040 shares, Outstanding – 90,773,105 and 76,750,110 shares as of December 31, 2020 and 2019	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of December 31, 2020 and 2019	—	—
Additional paid-in capital	1,244	934
Retained earnings	683	520
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of December 31, 2020 and 2019	26	—
Treasury stock, at cost, 136,784 and 138,930 shares as of December 31, 2020 and 2019	(3)	(3)
Total stockholders’ equity	1,951	1,452
Noncontrolling interests	7,052	6,488
Total equity	9,003	7,940
Total liabilities and equity	$95,679	$71,676

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year-Ended December 31,
(in millions, except share or per share amounts)	2020	2019	2018
Revenues
Commissions	$1,112	$706	$777
Other fees and services	175	141	148
Other income	59	7	49
Total non-interest income	1,346	854	974

Interest income	1,133	1,726	1,392
Interest expense	(261)	(643)	(463)
Total net interest income	872	1,083	929
Total net revenues	2,218	1,937	1,903

Non-interest expenses
Execution, clearing and distribution fees	293	251	269
Employee compensation and benefits	325	288	264
Occupancy, depreciation and amortization	69	60	49
Communications	26	25	25
General and administrative	236	112	96
Customer bad debt	13	44	4
Total non-interest expenses	962	780	707
Income before income taxes	1,256	1,157	1,196
Income tax expense	77	68	71
Net income	1,179	1,089	1,125
Less net income attributable to noncontrolling interests	984	928	956
Net income available for common stockholders	$195	$161	$169

Earnings per share
Basic	$2.44	$2.11	$2.30
Diluted	$2.42	$2.10	$2.28
Weighted average common shares outstanding
Basic	79,939,289	76,121,570	73,438,209
Diluted	80,638,908	76,825,863	74,266,370

Comprehensive income
Net income available for common stockholders	$195	$161	$169
Other comprehensive income
Cumulative translation adjustment, before income taxes	26	4	(14)
Income taxes related to items of other comprehensive income	—	—	(1)
Other comprehensive income (loss), net of tax	26	4	(13)
Comprehensive income available for common stockholders	$221	$165	$156

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$984	$928	$956
Other comprehensive income - cumulative translation adjustment	98	20	(66)
Comprehensive income attributable to noncontrolling interests	$1,082	$948	$890

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year-Ended December 31,
(in millions)	2020	2019	2018
Cash flows from operating activities
Net income	$1,179	$1,089	$1,125
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	9	24	21
Depreciation and amortization	42	31	26
Amortization of right-of-use assets	20	21	—
Employee stock plan compensation	65	60	58
Unrealized (gain) loss on other investments, net	(50)	(8)	2
(Gain) loss on remeasurement of Tax Receivable Agreement liability	3	—	(3)
Bad debt expense	13	44	4
Impairment loss	14	1	1
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	(9,997)	(2,229)	(1,910)
Securities borrowed	(1,040)	(585)	(374)
Securities purchased under agreements to resell	2,319	(1,869)	793
Financial instruments owned, at fair value	1,286	210	1,034
Receivables from customers	(8,041)	(4,332)	2,800
Other receivables	(515)	4	92
Other assets	(11)	(169)	11
Securities loaned	5,428	373	(407)
Securities sold under agreement to repurchase	(1,909)	1,909	(1,316)
Financial instruments sold, but not yet purchased, at fair value	(304)	(224)	(86)
Payable to customers	19,634	8,255	445
Other payables	(77)	61	40
Net cash provided by operating activities	8,068	2,666	2,356
Cash flows from investing activities
Purchases of other investments	(5)	(19)	(22)
Distributions received and proceeds from sales of other investments	5	4	1
Purchase of property, equipment and intangible assets	(50)	(74)	(36)
Net cash used in investing activities	(50)	(89)	(57)
Cash flows from financing activities
Short-term borrowings, net	6	(1)	2
Dividends paid to stockholders	(32)	(31)	(29)
Distributions from IBG LLC to noncontrolling interests	(283)	(357)	(339)
Repurchases of common stock for employee tax withholdings under stock incentive plans	(17)	(27)	(45)
Proceeds from the sale of treasury stock	18	26	40
Issuances of senior notes	116	—	—
Redemptions of senior notes	(20)	—	—
Payments made under the Tax Receivable Agreement	(17)	(29)	(28)
Net cash used in financing activities	(229)	(419)	(399)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	124	24	(79)
Net increase in cash, cash equivalents, and restricted cash	7,913	2,182	1,821
Cash, cash equivalents, and restricted cash at beginning of period	12,282	10,100	8,279
Cash, cash equivalents, and restricted cash at end of period	$20,195	$12,282	$10,100
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	4,292	2,882	2,597
Cash segregated for regulatory purposes	15,903	9,400	7,503
Cash, cash equivalents, and restricted cash at end of period	$20,195	$12,282	$10,100
Supplemental disclosures of cash flow information
Cash paid for interest	$284	$654	$444
Cash paid for taxes, net	$64	$51	$50
Cash paid for amounts included in lease liabilities	$21	$20	$—
Non-cash financing activities
Issuance of common stock in exchange of member interests in IBG LLC	$609	$1	$94
Redemption of member interests from IBG Holdings LLC	$(609)	$(1)	$(94)
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$21	$24	$28
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(21)	$(24)	$(28)
Non-cash distributions to noncontrolling interests	$(5)	$—	$(11)

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

Three Years Ended December 31, 2020, 2019, and 2018

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2017	71,609,049	$1	$832	$(3)	$251	$9	$1,090	$5,343	$6,433
Issuance of common stock in follow-on offering	1,537,727		25				25	(25)	—
Common stock distributed pursuant to stock incentive plans	2,083,624						—		—
Compensation for stock grants vesting in the future			10				10	48	58
Deferred tax benefit retained - follow-on offering			3				3		3
Repurchases of common stock for employee tax withholdings under stock incentive plans				(45)			(45)		(45)
Sales of treasury stock				45	(1)		44	(4)	40
Dividends paid to stockholders					(29)		(29)		(29)
Distributions from IBG LLC to noncontrolling interests							—	(350)	(350)
Adjustments for changes in proportionate ownership in IBG LLC			28				28	(28)	—
Comprehensive income					169	(13)	156	890	1,046
Balance, December 31, 2018	75,230,400	$1	$898	$(3)	$390	$(4)	$1,282	$5,874	$7,156
Issuance of common stock in follow-on offering	21,075		1				1	(1)	—
Common stock distributed pursuant to stock incentive plans	1,627,565						—		—
Issuance of common stock - Promotions	10,000						—		—
Compensation for stock grants vesting in the future			11				11	49	60
Repurchases of common stock for employee tax withholdings under stock incentive plans				(27)			(27)		(27)
Sales of treasury stock				27			27	(1)	26
Dividends paid to stockholders					(31)		(31)		(31)
Distributions from IBG LLC to noncontrolling interests							—	(357)	(357)
Adjustments for changes in proportionate ownership in IBG LLC			24				24	(24)	—
Comprehensive income					161	4	165	948	1,113
Balance, December 31, 2019	76,889,040	$1	$934	$(3)	$520	$—	$1,452	$6,488	$7,940
Issuance of common stock in follow-on offering	12,710,608		264				264	(264)	—
Common stock distributed pursuant to stock incentive plans	1,300,241						—		—
Issuance of common stock - Promotions	10,000			(1)			(1)	1	—
Net distribution of common stock - IBKR Promotion				1			1		1
Compensation for stock grants vesting in the future			12				12	53	65
Deferred tax benefit retained - follow-on offering			13				13		13
Repurchases of common stock for employee tax withholdings under stock incentive plans				(17)			(17)		(17)
Sales of treasury stock				17			17	1	18
Dividends paid to stockholders					(32)		(32)		(32)
Distributions from IBG LLC to noncontrolling interests							—	(288)	(288)
Adjustments for changes in proportionate ownership in IBG LLC			21				21	(21)	—
Comprehensive income					195	26	221	1,082	1,303
Balance, December 31, 2020	90,909,889	$1	$1,244	$(3)	$683	$26	$1,951	$7,052	$9,003

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.   Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 21.8% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker specializing in executing and clearing trades in stocks, options, futures, foreign exchange instruments, bonds, mutual funds, and exchange traded funds (“ETFs”) on more than 135 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Ireland, Luxembourg, Switzerland, Hungary, India, China (Hong Kong and Shanghai), Japan, Singapore, and Australia. As of December 31, 2020, the Company had 2,033 employees worldwide.

IBG LLC is a Connecticut limited liability company that conducts its business through its significant operating subsidiaries: Interactive Brokers LLC (“IB LLC”); Interactive Brokers Canada Inc. (“IBC”); Interactive Brokers (U.K.) Limited (“IBUK”); Interactive Brokers Ireland Limited (“IBIE”); Interactive Brokers Luxembourg SARL (“IBLUX”); IBKR Financial Services AG (“IBKRFS”); Interactive Brokers Central Europe Zrt. (“IBCE”); Interactive Brokers (India) Private Limited (“IBI”), Interactive Brokers Hong Kong Limited (“IBHK”); Interactive Brokers Securities Japan, Inc. (“IBSJ”); Interactive Brokers Singapore Private Limited (“IBSG”); and Interactive Brokers Australia Pty Limited (“IBA”).

Certain of the operating subsidiaries are members of various securities and commodities exchanges in North America, Europe and the Asia/Pacific region and are subject to regulatory capital and other requirements (see Note 16). IB LLC, IBC, IBUK, IBIE, IBLUX, IBCE, IBI, IBHK, IBSJ, IBSG, and IBA carry securities accounts for customers or perform custodial functions relating to customer securities.

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

In March 2020, the World Health Organization recognized the outbreak of the Coronavirus Disease 2019 (“COVID-19”) caused by a novel strain of the coronavirus as a pandemic. The pandemic affects all countries in which the Company operates. The response of governments and societies to the COVID-19 pandemic, which includes temporary closures of certain businesses; social distancing; travel restrictions, “shelter in place” and other governmental regulations; and reduced consumer spending due to job losses, has significantly impacted volatility in the financial, commodities and energy markets, and general economic conditions.

The effects of the COVID-19 pandemic on the Company’s financial results for 2020 can be summarized as follows: (1) higher commission revenue due to increased trading activity and a higher rate of customer accounts opened during this period; and (2) lower net interest income resulting from lower benchmark interest rates.

The impact of the COVID-19 pandemic on the Company’s future financial results could be significant but currently cannot be quantified, as it will depend on numerous evolving factors that currently cannot be accurately predicted, including, but not limited to, the duration and spread of the pandemic; its impact on the Company’s customers, employees and vendors; governmental actions in response to the pandemic; and the overall impact of the pandemic in the economy and society; among other factors. Any of these events could have significant accounting and financial reporting implications (i.e., reassessing accounting estimates related to credit losses, valuation of certain investments, deferred tax assets and contingency reserves). The Company has reviewed its assumptions related to the above estimates and have not made any adjustments.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Consolidated Statements of Comprehensive Income and Operating Business Segment Presentation Changes

As previously disclosed in the Company’s Form 10-Q for the quarter ended March 31, 2017 and in subsequent filings, the Company intended to eliminate the reporting of separate operating business segments upon its determination that the continued wind-down of the Company’s market making activities rendered it no longer reportable as a business segment. Pursuant to the requirements of FASB ASC Topic 280, “Segment Reporting,” the Company performed a quantitative and a qualitative assessment of its business and determined that its remaining market making activities no longer support the Company’s reporting of separate business segments. Accordingly, effective the first quarter of 2020 the Company discontinued the reporting of separate business segments. Since the Company’s decision to wind down its market making activities, management has continued to shift its focus to growing and strengthening the Company’s electronic brokerage business. The Company believes the elimination of segment reporting aligns its financial reporting with its business strategy and management’s focus on the electronic brokerage business. For each of the eight quarters during 2018 and 2019, the market making segment’s contribution to the Company’s consolidated net revenues, income before income taxes, and total assets did not exceed 7%, 4%, and 6%, respectively. As a result, effective the first quarter of 2020, the Company modified the presentation of its segment financial information with retrospective application to all prior periods presented.

In addition, effective the first quarter of 2020, the Company changed the presentation of its consolidated statements of comprehensive income to better align with its business strategy. As a result, the Company made the following reclassifications to amounts reported in its consolidated statements of comprehensive income for the years ended December 31, 2019 and 2018:

•Other fees and services – reclassified $141 million and $148 million for the years ended December 31, 2019 and 2018 respectively, previously reported as other income to other fees and services, which includes market data fees, account activity fees, risk exposure fees, order flow income from options exchange-mandated programs, and revenues from other fees and services. These items have been historically reported as a component of other income.

•Other income – reclassified $27 million and $39 million for the years ended December 31, 2019 and 2018 respectively, previously reported as trading gains to other income as a component of “principal transactions.” Other income includes gains (losses) from principal transactions; the impact of the currency diversification strategy; gains (losses) from equity method investments; and other revenues not directly attributable to the Company’s core business offerings.

Previously reported amounts in the consolidated statements of comprehensive income and notes to the consolidated financial statements have been adjusted to conform to the current presentation.

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

Notes to Consolidated Financial Statements

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

The table below presents the composition of the Company’s securities segregated for regulatory purposes for the periods indicated.

	December 31,
	2020	2019

	(in millions)
U.S. government securities	$4,750	$3,797
Securities purchased under agreements to resell [1]	23,071	14,027
	$27,821	$17,824

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The table below presents the composition of the Company’s investments for the periods indicated.

	December 31,
	2020	2019

	(in millions)
Equity method investments[1]	$11	$22
Investments in equity securities at adjusted cost[2]	10	5
Investments in equity securities at fair value[2]	80	36
Investments in exchange memberships and equity securities of certain exchanges[2]	3	3
	$104	$66

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company’s non-U.S. domiciled subsidiaries have a functional currency that is other than the U.S. dollar. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the period. Adjustments that result from translating amounts from a subsidiary’s functional currency to the U.S. dollar (as described above) are reported net of tax, where applicable, in accumulated OCI in the consolidated statements of financial condition. In December of 2020, the Company liquidated its Canadian subsidiary, Timber Hill Canada Company, and accordingly reclassified the accumulated OCI loss of $34 million to other income in the consolidated statements of comprehensive income. In June of 2018, the Company liquidated its Australian subsidiary, Timber Hill Australia Pty Limited, and accordingly reclassified the accumulated OCI gain of $32 million to other income and the related accumulated tax effect of $1 million to income tax expense in the consolidated statements of comprehensive income.

Revenue Recognition

Commissions

Commissions earned for executing and/or clearing transactions are accrued on a trade date basis and are reported as commissions in the consolidated statements of comprehensive income. Commissions also include payments for order flow income received from IBKR LiteSM liquidity providers. See Note 8 for further information on revenue from contracts with customers.

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

Principal Transactions

Principal transactions include gains and losses as a result of changes in the fair value of financial instruments owned, at fair value, financial instruments sold, but not yet purchased, at fair value, and other investments measured at fair value (i.e., unrealized gains and losses) and realized gains and losses related to the Company’s principal transactions. Included are net gains and losses on stocks, options, U.S. and foreign government securities, futures, foreign exchange and other derivative instruments. Dividends are integral to the valuation of stocks. Accordingly, dividends income and expense attributable to financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value, are reported on a net basis in other income in the consolidated statements of comprehensive income.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

•Adopted January 1, 2020.

•The changes did not have a material impact on the Company’s consolidated financial statements. The Company elected the practical expedient relating to financial assets subject to collateral maintenance provisions.

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

•The adoption of the changes did not have a material impact on the Company’s consolidated financial statements.

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

•Adopted January 1, 2020. •The guidance was applied using a modified retrospective approach. •The changes did not have a material impact on the Company’s consolidated financial statements.

FASB Standards issued but not adopted as of December 31, 2020

Standard	Summary of guidance	Effect on financial statements
Income Taxes (Topic 740) Issued December 2019	•Simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740.	•Effective date: January 1, 2021. Early adoption is permitted. •The changes are not expected to have a material impact on the Company’s consolidated financial statements.

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

As a result of a periodic assessment, effective as of the close of business on June 30, 2020, the Company reduced the number of currencies in the GLOBAL from 14 to 10 and realigned the relative weights of each component to better reflect the global diversification of its business going forward. The Company removed the Danish krone (DKK), the Mexican peso (MXN), the Norwegian krone (NOK), and the Swedish krona (SEK).

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of December 31, 2020, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.   Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of December 31, 2020.

	IBG, Inc.	Holdings	Total
Ownership %	21.8%	78.2%	100.0%
Membership interests	90,780,444	325,960,034	416,740,478

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of December 31, 2020 and December 31, 2019, 1,000,000,000 shares of Class A common stock were authorized, of which 90,909,889 and 76,889,040 shares have been issued; and 90,773,105 and 76,750,110 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of December 31, 2020 and December 31, 2019, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of December 31, 2020 and December 31, 2019, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company’s consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of December 31, 2020 and December 31, 2019, the unamortized balance of these deferred tax assets was $190 million and $116 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid-in capital arising from stock offerings from the date of the IPO through December 31, 2020 were $585 million, $497 million, and $88 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $205 million through December 31, 2020 pursuant to the terms of the Tax Receivable Agreement.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On August 20, 2020 and October 30, 2020, the Company filed a Prospectus Supplement on Form 424B5 with the SEC to issue 1,000,000 shares and 11,710,608 shares, respectively, of common stock (with a fair value of $52 million and $577 million, respectively) in exchange for an equivalent number of shares of member interests in IBG LLC.

As a consequence of these redemption transactions, and distribution of shares to employees (see Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 21.8%, with Holdings owning the remaining 78.2% as of December 31, 2020. The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 89.6% as of December 31, 2020.

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Year-Ended December 31,
	2020	2019	2018

	(in millions, except share or per share amounts)
Basic earnings per share
Net income available for common stockholders	$195	$161	$169
Weighted average shares of common stock outstanding
Class A	79,939,189	76,121,470	73,438,109
Class B	100	100	100
	79,939,289	76,121,570	73,438,209
Basic earnings per share	$2.44	$2.11	$2.30

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Year-Ended December 31,
	2020	2019	2018

	(in millions, except share or per share amounts)
Diluted earnings per share
Net income available for common stockholders	$195	$161	$169
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	79,939,189	76,121,470	73,438,109
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	699,619	704,293	828,161
Class B	100	100	100
	80,638,908	76,825,863	74,266,370
Diluted earnings per share	$2.42	$2.10	$2.28

Member Distributions and Stockholder Dividends

During the three years ended December 31, 2020, 2019, and 2018, IBG LLC made distributions totaling $356 million, $438 million, and $426 million to its members, of which IBG, Inc.’s proportionate share was $68 million, $81 million, and $76 million, respectively. The Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $32 million, $31 million, and $29 million during 2020, 2019, and 2018, respectively.

On January 19, 2021, the Company declared a cash dividend of $0.10 per common share, payable on March 12, 2021 to stockholders of record as of March 1, 2021.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5.   Comprehensive Income

The table below presents comprehensive income and earnings per share on comprehensive income for the periods indicated.

	Year-Ended December 31,
	2020	2019	2018

	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$221	$165	$156

Earnings per share on comprehensive income
Basic	$2.77	$2.18	$2.12
Diluted	$2.74	$2.16	$2.09
Weighted average common shares outstanding
Basic	79,939,289	76,121,570	73,438,209
Diluted	80,638,908	76,825,863	74,266,370

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

	Financial Assets at Fair Value as of December 31, 2020

	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$4,750	$—	$—	$4,750
Financial instruments owned, at fair value
Stocks	558	—	1	559
Options	28	—	—	28
U.S. and foreign government securities	33	—	—	33
Corporate bonds	—	—	1	1
Currency forward contracts	—	9	—	9
Total financial instruments owned, at fair value	619	9	2	630

Other assets - other investments at fair value	80	—	—	80
Total financial assets at fair value	$5,449	$9	$2	$5,460

	Financial Liabilities at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$120	$—	$—	$120
Options	26	—	—	26
Currency forward contracts	—	7	—	7
Total financial instruments sold, but not yet purchased, at fair value	146	7	—	153
Total financial liabilities at fair value	$146	$7	$—	$153

	Financial Assets at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$3,797	$—	$—	$3,797
Financial instruments owned, at fair value
Stocks	540	—	—	540
Options	1,333	—	—	1,333
U.S. and foreign government securities	34	—	—	34
Corporate bonds	—	—	3	3
Currency forward contracts	—	6	—	6
Total financial instruments owned, at fair value	1,907	6	3	1,916

Other assets - other investments at fair value	36	—	—	36
Total financial assets at fair value	$5,740	$6	$3	$5,749

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Financial Liabilities at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$183	$—	$—	$183
Options	273	—	—	273
Currency forward contracts	—	1	—	1
Total financial instruments sold, but not yet purchased, at fair value	456	1	—	457
Total financial liabilities at fair value	$456	$1	$—	$457

Level 3 Financial Assets and Financial Liabilities

The Company’s Level 3 financial assets are comprised of delisted and illiquid securities reported within financial instruments owned, at fair value in the consolidated statements of financial condition. As of December 31, 2020 Level 3 financial assets included $1 million in corporate bonds and $1 million in stocks, which were not traded in active markets and were valued by the Company based on internal estimates.

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

	December 31, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$4,292	$4,292	$4,292	$—	$—
Cash - segregated for regulatory purposes	15,903	15,903	15,903	—	—
Securities - segregated for regulatory purposes	23,071	23,071	—	23,071	—
Securities borrowed	4,956	4,956	—	4,956	—
Securities purchased under agreements to resell	792	792	—	792	—
Receivables from customer	39,333	39,333	—	39,333	—
Receivables from broker, dealers, and clearing organizations	1,254	1,254	—	1,254	—
Interest receivable	104	104	—	104	—
Other assets	13	13	—	2	11
Total financial assets, not measured at fair value	$89,718	$89,718	$20,195	$69,512	$11

Financial liabilities, not measured at fair value
Short-term borrowings	$118	$118	$—	$118	$—
Securities loaned	9,838	9,838	—	9,838	—
Payables to customer	75,882	75,882	—	75,882	—
Payables to brokers, dealers and clearing organizations	182	182	—	182	—
Interest payable	6	6	—	6	—
Total financial liabilities, not measured at fair value	$86,026	$86,026	$—	$86,026	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$2,882	$2,882	$2,882	$—	$—
Cash - segregated for regulatory purposes	9,400	9,400	9,400	—	—
Securities - segregated for regulatory purposes	14,027	14,027	—	14,027	—
Securities borrowed	3,916	3,916	—	3,916	—
Securities purchased under agreements to resell	3,111	3,111	—	3,111	—
Receivables from customer	31,304	31,304	—	31,304	—
Receivables from broker, dealers, and clearing organizations	685	685	—	685	—
Interest receivable	158	158	—	158	—
Other assets	9	9	—	3	6
Total financial assets, not measured at fair value	$65,492	$65,492	$12,282	$53,204	$6

Financial liabilities, not measured at fair value
Short-term borrowings	$16	$16	$—	$16	$—
Securities loaned	4,410	4,410	—	4,410	—
Securities sold under agreements to repurchase	1,909	1,909	—	1,909	—
Payables to customer	56,248	56,248	—	56,248	—
Payables to brokers, dealers and clearing organizations	220	220	—	220	—
Interest payable	29	29	—	29	—
Total financial liabilities, not measured at fair value	$62,832	$62,832	$—	$62,832	$—

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The tables below present the netting of financial assets and of financial liabilities for the periods indicated.

	December 31, 2020
	Gross				Amounts Not
	Amounts	Amounts		Net Amounts	Offset in the
	of Financial	Offset in the		Presented in the	Consolidated Statements
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statements of		Statements of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$23,071 [1]	$—		$23,071	$(23,071)	$—
Securities borrowed	4,956	—		4,956	(4,716)	240
Securities purchased under agreements to resell	792	—		792	(792)	—
Financial instruments owned, at fair value
Options	28	—		28	(25)	3
Currency forward contracts	9	—		9	—	9
Total	$28,856	$—		$28,856	$(28,604)	$252

	(in millions)
Offsetting of financial liabilities
Securities loaned	$9,838	$—	$9,838	$(9,246)	$592
Financial instruments sold, but not yet purchased, at fair value
Options	26	—	26	(25)	1
Currency forward contracts	7	—	7	—	7
Total	$9,871	$—	$9,871	$(9,271)	$600

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2019
	Gross				Amounts Not
	Amounts	Amounts		Net Amounts	Offset in the
	of Financial	Offset in the		Presented in the	Consolidated Statements
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statements of		Statements of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$14,027 [1]	$—		$14,027	$(14,027)	$—
Securities borrowed	3,916	—		3,916	(3,765)	151
Securities purchased under agreements to resell	3,111	—		3,111	(3,111)	—
Financial instruments owned, at fair value
Options	1,333	—		1,333	(267)	1,066
Currency forward contracts	6	—		6	—	6
Total	$22,393	$—		$22,393	$(21,170)	$1,223

	(in millions)
Offsetting of financial liabilities
Securities loaned	$4,410	$—	$4,410	$(4,186)	$224
Securities sold under agreements to repurchase	1,909	—	1,909	(1,909)	—
Financial instruments sold, but not yet purchased, at fair value
Options	273	—	273	(267)	6
Currency forward contracts	1	—	1	—	1
Total	$6,593	$—	$6,593	$(6,362)	$231

___________________________

(1)As of December 31, 2020 and December 31, 2019, the Company had $23.1 billion and $14.0 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Securities - segregated for regulatory purposes” in the consolidated statements of financial condition.

(2)The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 at December 31, 2020 and 2019.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The tables below present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged for the periods indicated.

	December 31, 2020
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities loaned
Stocks	$9,811	$—	$—	$—	$9,811
Corporate bonds	27	—	—	—	27
Total securities loaned	$9,838	$—	$—	$—	$9,838

	December 31, 2019
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities loaned
Stocks	$4,356	$—	$—	$—	$4,356
Corporate bonds	54	—	—	—	54
Total securities loaned	$4,410	$—	$—	$—	$4,410

Securities sold under agreements to repurchase
U.S. government securities	1,909	—	—	—	1,909
Total	$6,319	$—	$—	$—	$6,319

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of December 31, 2020 and December 31, 2019, approximately $39.3 billion and $31.3 billion, respectively, of customer margin loans were outstanding.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below presents a summary of the amounts related to collateralized transactions for the periods indicated.

	December 31, 2020		December 31, 2019
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)
Securities lending transactions	$64,436	$4,859	$31,994	$3,944
Securities purchased under agreements to resell transactions [1]	23,859	23,832	17,185	16,627
Customer margin assets	47,609	14,182	34,156	11,189
	$135,904	$42,873	$83,335	$31,760

___________________________

(1)As of December 31, 2020, $23.1 billion or 97% (as of December 31, 2019, $14.0 billion or 84%) of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of December 31, 2020 and December 31, 2019, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

The table below presents financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, for the periods indicated.

	December 31,
	2020	2019

	(in millions)
Stocks	$53	$128
U.S. and foreign government securities	33	33
	$86	$161

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Nature of Services

The Company’s main sources of revenues from contracts with customers are as follows:

•Commissions are charged to customers for order execution services and trade clearing and settlement services. These services represent a single performance obligation as the services are not separately identifiable in the context of the contract. The Company recognizes revenue at a point in time at the execution of the order (i.e., trade date). Commissions are generally collected from cleared customers on trade date and from non-cleared customers monthly. Commissions also include payments for order flow received from IBKR LiteSM liquidity providers.

•Market data fees are charged to customers for market data services to which they subscribe that the Company delivers. The Company recognizes revenue monthly as the performance obligation is satisfied over time by continually providing market data for the period. Market data fees are collected monthly, generally in advance.

•Risk exposure fees are charged to customers who carry positions with market risk that exceeds defined thresholds. The Company recognizes revenue daily as the performance obligation is satisfied at a point in time by the Company taking on additional risk of account liquidation and potential losses due to insufficient margin. Risk exposure fees are collected daily.

•Payments for order flow are earned from various options exchanges based upon options trading volume originated by the Company that meets certain criteria. The Company recognizes revenue daily as the performance obligation is satisfied at a point in time on customer orders that qualify for payments subject to exchange-mandated programs. Payments for order flow are collected monthly, in arrears.

•Minimum activity fees are charged to customers that do not generate the required minimum monthly commission. The Company recognizes revenue monthly as the performance obligation is satisfied at a point in time by servicing customer accounts that do not generate the required minimum monthly commissions. Minimum activity fees are collected monthly, in arrears.

The Company also earns revenues from other services, including order cancelation or modification fees, position transfer fees, telecommunications fees, withdrawal fees, and bank sweep program fees, among others.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Disaggregation of Revenue

The tables below present revenue from contracts with customers by geographic location and major types of services for the periods indicated.

	Year-Ended December 31
	2020	2019	2018

	(in millions)
Geographic location [1]
United States	$806	$603	$665
International	481	244	260
	$1,287	$847	$925

Major types of services
Commissions	$1,112	$706	$777
Market data fees [2]	61	45	46
Risk exposure fees [2]	12	16	26
Payments for order flow [2]	27	21	21
Minimum activity fees [2]	28	27	23
Other [2]	47	32	32
	$1,287	$847	$925

(1)Based on the location of the subsidiaries in which the revenues are recorded.

(2)Included in other fees and services in the consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $13 million and $10 million, as of December 31, 2020 and December 31, 2019, respectively, are reported in other assets in the consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized prior to the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in other assets in the consolidated statements of financial condition. As of December 31, 2020 and 2019, contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. As of December 31, 2020 and 2019, contract liability balances were not material.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Other Income

The table below presents the components of other income for the periods indicated.

	Year-Ended December 31,
	2020	2019	2018

	(in millions)
Principal transactions	$86	$67	$65
Gains (losses) from currency diversification strategy, net	(19)	(60)	(19)
Other, net	(8)	—	3
	$59	$7	$49

___________________________

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

10. Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based operating subsidiaries who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in employee compensation and benefits expenses in the consolidated statements of comprehensive income were $5 million, $4 million and $4 million of plan contributions for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Awards granted to external directors vest, and are distributed, over a five-year period (20% per year) commencing one year after the date of grant. A total of 29,709 restricted stock units have been granted to the external directors cumulatively since the plan’s inception.

The table below presents Stock Incentive Plan awards granted and the related fair values since the plan’s inception.

			Fair Value at
			Date of Grant
	Units		($ millions)
Prior periods (since inception)	24,497,626		$561
December 31, 2018	1,146,267		62
December 31, 2019	1,374,217	[1]	65
December 31, 2020	1,222,143		70
	28,240,253		$758

___________________________

(1)Stock Incentive Plan number of granted restricted stock units related to 2019 was adjusted by 343 restricted stock units during the year ended December 31, 2020.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, no vested awards remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the consolidated statements of comprehensive income was $65 million, $60 million, and $58 million for the years ended December 31, 2020, 2019, and 2018, respectively. Estimated future compensation costs for unvested awards, net of credits for cancelled awards, as of December 31, 2020 are $41 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below summarizes the Stock Incentive Plan and ROI Unit Stock Plan activities for the periods indicated.

			Intrinsic Value
			of SIP Shares
	Stock		which Vested and	ROI Unit
	Incentive Plan		were Distributed	Stock Plan
	Units		($ millions) [1]	Shares
Balance, December 31, 2017	6,473,720			3,849
Granted	1,146,267			—
Cancelled	(63,657)			—
Distributed	(2,083,624)		$164	(3,849)
Balance, December 31, 2018	5,472,706			—
Granted	1,374,217	[2]		—
Cancelled	(91,443)			—
Distributed	(1,627,565)		$91	—
Balance, December 31, 2019	5,127,915			—
Granted	1,222,143			—
Cancelled	(82,496)			—
Distributed	(1,300,241)		$53	—
Balance, December 31, 2020	4,967,321			—

___________________________

(1)Intrinsic value of SIP units distributed represents the compensation value reported to the participants.

(2)Stock Incentive Plan number of granted restricted stock units related to 2019 was adjusted by 343 restricted stock units during the year ended December 31, 2020.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company. Through December 31, 2020, a total of 1,067,599 restricted stock units have been distributed under these post-employment provisions. These distributions are included in the table above.

11. Income Taxes

Income tax expense for the three years ended December 31, 2020, 2019, and 2018 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are held directly through a U.S. partnership. Accordingly, the income attributable to these noncontrolling interests is reported in the consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is generally the obligation of the noncontrolling interests. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

Under U.S. GAAP, the Company is allowed to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to global intangible low tax income as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company elected the period cost method.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below presents the components of the provision for income taxes for the periods indicated.

	Year-Ended December 31,
	2020	2019	2018

	(in millions)
Current
Federal	$21	$19	$15
State and local	4	3	3
Foreign	43	22	32
Total current	68	44	50
Deferred
Federal	21	24	22
State and local	(7)	—	—
Foreign	(5)	—	(1)
Total deferred	9	24	21
	$77	$68	$71

The table below presents a reconciliation of the statutory U.S. Federal income tax rate of 21% to the Company’s effective tax rate for the three years ending December 31, 2020 and 2019, and 2018.

	Year-Ended December 31,
	2020	2019	2018
U.S. Statutory Tax Rate	21.0%	21.0%	21.0%
State, local and foreign taxes, net of federal benefit	1.5%	1.7%	1.7%
Subtotal	22.5%	22.7%	22.7%
Less: rate attributable to noncontrolling interests	(16.4%)	(16.8%)	(16.8%)
Total	6.1%	5.9%	5.9%

The table below presents significant components of the Company’s deferred tax assets and liabilities, which are reported in other assets and in accounts payable, accrued expenses and other liabilities, respectively, in the consolidated statements of financial condition for the periods indicated.

	December 31,
	2020	2019	2018

	(in millions)
Deferred tax assets
Arising from the acquisition of interests in IBG LLC	$190	$116	$140
Deferred compensation	9	5	4
Other	16	11	10
Total deferred tax assets	215	132	154
Deferred tax liabilities
Foreign	2	1	—
Other	8	3	1
Total deferred tax liabilities	10	4	1
Net deferred tax assets	$205	$128	$153

As of and for the years ended December 31, 2020, and 2019, the Company had no valuation allowances on its deferred tax assets.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2020, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2014, and to non-U.S. income tax examinations for tax years prior to 2011.

As of December 31, 2020, accumulated earnings held by non-U.S. subsidiaries totaled $1.5 billion (as of December 31, 2019 $1.3 billion). Of this amount, approximately $0.1 billion (as of December 31, 2019 $0.2 billion) is attributable to earnings of the Company’s foreign subsidiaries that are considered “pass-through” entities for U.S. income tax purposes. Since the Company accounts for U.S. income taxes on these earnings on a current basis, no additional U.S. tax consequences would result from the repatriation of these earnings other than that which would be due arising from currency fluctuations between the time the earnings are reported for

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

U.S. tax purposes and when they are remitted. With respect to certain of these non-U.S. subsidiaries’ accumulated earnings, approximately $0.1 billion and $0.2 billion as of December 31, 2020 and December 31, 2019, respectively, would result in additional foreign taxes in the form of dividend withholding tax imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution upon repatriation. The Company has not provided for its proportionate share of additional foreign taxes or deferred U.S. tax on cumulative translation adjustments associated with certain foreign pass-through entities as it does not intend to repatriate these earnings in the foreseeable future.

12.  Leases

All of the Company’s leases are classified as operating leases and primarily consist of real estate leases for corporate offices, data centers, and other facilities. As of December 31, 2020, the weighted-average remaining lease term on these leases is approximately 8 years and the weighted-average discount rate used to measure the lease liabilities is approximately 3.99%. For the year ended December 31, 2020, right-of-use assets obtained under new operating leases were $11 million. The Company’s lease agreements do not contain any residual value guarantees, restrictions or covenants.

The table below presents balances reported in the consolidated statements of financial condition related to the Company’s leases for the period indicated.

	December 31,
	2020	2019

	(in millions)
Right-of-use assets[1]	$101	$118
Lease liabilities[1]	$120	$124

___________________________

(1)Right-of-use assets are included in other assets and lease liabilities are included in accounts payable, accrued expenses and other liabilities in the Company’s consolidated statements of financial condition.

The table below presents balances reported in the consolidated statements of comprehensive income related to the Company’s leases for the period indicated.

	Year-Ended December 31,
	2020	2019

	(in millions)
Operating lease cost	$26	$25
Variable lease cost	4	4
Total lease cost	$30	$29

The table below reconciles the undiscounted cash flows of the Company’s leases to the present value of its operating lease payments for the period indicated.

December 31, 2020
(in millions)
2021	$21
2022	20
2023	17
2024	15
2025	14
Thereafter	55
Total undiscounted operating lease payments	142
Less: imputed interest	(22)
Present value of operating lease liabilities	$120

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

	December 31,
	2020	2019

	(in millions)
Leasehold improvements	$42	$37
Computer equipment	41	24
Office furniture and equipment	14	14
	97	75
Less - accumulated depreciation and amortization	(30)	(13)
Property and equipment, net	67	62

Internally developed software	73	68
Less - accumulated amortization	(36)	(34)
Intangible assets, net	37	34
Total property, equipment, and intangible assets, net	$104	$96

Depreciation and amortization of $42 million, $31 million, and $26 million, for the three years ended December 31, 2020, 2019, and 2018, respectively, is included in occupancy, depreciation and amortization expenses in the consolidated statements of comprehensive income. Amortization expense related to the Company’s intangible assets as of December 31, 2020 is expected to be approximately $20 million, $13 million, and $4 million, for years ended December 31, 2021, 2022, and 2023, respectively.

14.  Commitments, Contingencies and Guarantees

Claims Against Customers

Over an extended period in 2018, a small number of the Company’s customers had taken relatively large positions in a security listed on a major U.S. exchange. The Company extended margin loans against the security at a conservatively high collateral requirement. In December 2018, within a very short timeframe, this security lost a substantial amount of its value. During the quarter ended March 31, 2019, subsequent price declines in the stock have caused these accounts to fall into deficits, despite the Company’s efforts to liquidate the customers’ positions. As of December 31, 2020, the Company has recognized an aggregate loss of approximately $44 million. The maximum aggregate loss, which would occur if the security’s price fell to zero and none of the debts were collected, would be approximately $50 million. The Company continues to evaluate pursuing the collection of the debts, although debt collection efforts are inherently difficult and uncertain. The ultimate effect of this incident on the Company’s results will depend upon market conditions and the outcome of the Company’s debt collection efforts.

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of December 31, 2020 and 2019, accruals for potential losses related to legal, regulatory, and governmental actions, and proceedings matters were not material.

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

The United States Court of Appeals for the Federal Circuit vacated the CBM Review determinations of invalidity for four patents, concluding that these patents were not eligible for CBM Review. The District Court trial with respect to these four patents is scheduled for August 2, 2021.

While it is difficult to predict the outcome of the matter, the Company believes it has meritorious defenses to the allegations made in the complaint and intends to defend itself vigorously against them. However, litigation is inherently uncertain and there can be no guarantee that the Company will prevail or that the litigation can be settled on favorable terms.

Class Action Matter

On December 18, 2015, a former individual customer filed a purported class action complaint against IB LLC, IBG, Inc., and Thomas Frank, Ph.D., the Company’s Executive Vice President and Chief Information Officer, in the U.S. District Court for the District of Connecticut. The complaint alleges that the purported class of IB LLC’s customers were harmed by alleged “flaws” in the computerized system used to close out (i.e., liquidate) positions in customer brokerage accounts that have margin deficiencies. The complaint seeks, among other things, undefined compensatory damages and declaratory and injunctive relief.

On September 28, 2016, the District Court issued an order granting the Company’s motion to dismiss the complaint in its entirety, and without providing plaintiff leave to amend. On September 28, 2017, plaintiff appealed to the United States Court of Appeals for the Second Circuit. On September 26, 2018, the Court of Appeals affirmed the dismissal of plaintiff’s claims of breach of contract and commercially unreasonable liquidation but vacated and remanded back to the District Court plaintiff’s claims for negligence. On November 30, 2018, the plaintiff filed a second amended complaint. The Company filed a motion to dismiss the new complaint on January 15, 2019, which was denied on September 30, 2019. On December 9, 2019, the Company filed a motion requesting that the District Court certify to the Connecticut Supreme Court two questions of Connecticut law directly relevant to the motion to dismiss. The Court denied the Company’s motion to certify on May 15, 2020. Currently, Plaintiff’s motion for class certification is due on August 16, 2021. Regardless of the outcome of this motion, the Company does not believe that a purported class action is appropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any particular customer’s margin-deficient account. IB LLC and the related defendants intend to continue to defend themselves vigorously against the case and, consistent with past practice in connection with this type of unwarranted action, any potential claims for counsel fees and expenses incurred in defending the case may be fully pursued against the plaintiff.

“Short Squeeze” Antitrust Litigation

Since late January 2021, more than three dozen federal class action lawsuits have been filed in different jurisdictions against various brokers and other market participants claiming that the defendants acted improperly in restricting trading in the shares of and options on GameStop Corp. and other companies that were subject to unusual trading in January 2021 in what has been referred to as the “Reddit-related short-squeeze”. Most of these cases assert federal antitrust claims, including alleging an illegal antitrust conspiracy among the defendants, and various state law claims. IB LLC and its affiliates have been named as defendants in seven of these class action lawsuits. On February 4, 2021, plaintiffs in one of the class actions filed a motion with the Judicial Panel on Multidistrict Litigation (“JPML”) to transfer all existing short-squeeze related class actions to the United States District Court for the Northern District of California for coordinated and consolidated pre-trial proceedings. The time for IB LLC and its affiliates to respond to the allegations will likely be stayed during the pendency of the JPML proceedings. The Company believes that the claims asserted against IB LLC and its affiliates lack merit on their face and the Company intends to file, at the appropriate time, a motion to dismiss any class action that might name IB LLC and its affiliates as defendants.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Regulatory Matters

The Company is subject to regulatory oversight and examination by numerous governmental and self-regulatory authorities. As announced on August 10, 2020, the Company agreed to settle certain matters related to its historical anti-money laundering and Bank Secrecy Act practices and procedures with FINRA, the SEC and the CFTC. As part of the settlements, the Company agreed to pay penalties of $15 million to FINRA, $11.5 million to the SEC and $11.5 million to the CFTC, plus approximately $700,000 in disgorgement. In addition, the Company agreed to continue the retention of an independent consultant to review the implementation of its enhanced compliance practices and procedures. The Company is also cooperating with a United States Department of Justice inquiry concerning these matters, and while its outcome cannot be predicted, the Company does not believe that the resolution of this inquiry is likely to have a materially adverse effect on its financial results.

West Texas Intermediate Crude Oil Event

On April 20, 2020 the energy markets exhibited extraordinary price activity in the New York Mercantile Exchange (“NYMEX”) West Texas Intermediate Crude Oil contract. The price of the May 2020 physically-settled futures contract dropped to an unprecedented negative price. This price was the basis for determining the settlement price for cash-settled futures contracts traded on the CME Globex and also for a separate, expiring cash-settled futures contract listed on the Intercontinental Exchange Europe (“ICE Europe”). Several of the Company’s customers held long positions in these CME and ICE Europe futures contracts, and as a result they incurred losses, including losses in excess of the equity in their accounts. The Company fulfilled the required variation margin settlements with the respective clearinghouses on behalf of its customers. While the Company originally recognized an aggregate provisionary loss of approximately $88 million, the Company has since determined to compensate certain affected customers in connection with their losses resulting from the futures contracts settling at a price below zero. As a result, the Company recognized an aggregate loss of approximately $104 million, of which $103 million is included in general and administrative expenses and $1 million in customer bad debt expense in the consolidated statements of comprehensive income.

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

15.  Geographic Information

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

	Year-Ended December 31,
	2020	2019	2018

	(in millions)
Net revenues
United States	$1,584	$1,524	$1,501
International	634	413	402
Total net revenues	$2,218	$1,937	$1,903
Income before income taxes
United States	$1,032	$997	$1,029
International	224	160	167
Total income before income taxes	$1,256	$1,157	$1,196

16. Regulatory Requirements

As of December 31, 2020, aggregate excess regulatory capital for all of the operating subsidiaries was $6.8 billion.

IB LLC, Timber Hill LLC and Interactive Brokers Corp. are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act, IB LLC is also subject to the CFTC’s minimum financial requirements (Regulation 1.17), and IBKRFS is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement. IBC is subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, IBUK is subject to the United Kingdom Financial Conduct Authority Capital Requirements Directive, IBIE is subject to the Central Bank of Ireland financial resources requirement, IBLUX is subject to the Luxembourg Commission de Surveillance du Secteur Financier financial resources requirement, IBCE is subject to the Hungarian National Bank financial resource requirement, IBI is subject to the National Stock Exchange of India net capital requirements, IBHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements, IBSG is subject to the Monetary Authority of Singapore capital requirements, and IBA is subject to the Australian Securities Exchange liquid capital requirement.

The table below summarizes capital, capital requirements and excess regulatory capital as of December 31. 2020.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$5,122	$674	$4,448
IBKRFS	640	22	618
IBHK	632	243	389
Other regulated operating subsidiaries	1,453	123	1,330
	$7,847	$1,062	$6,785

Regulatory capital requirements could restrict the operating subsidiaries from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain operating subsidiaries are subject to other regulatory restrictions and requirements.

As of December 31, 2020, all of the regulated operating subsidiaries were in compliance with their respective regulatory capital requirements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

17. Related Party Transactions

Receivable from affiliate, reported in other assets in the consolidated statements of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the consolidated statements of financial condition as of December 31, 2020 and December 31, 2019 were accounts receivable from directors, officers and their affiliates of $283 million and $23 million, respectively, and payables of $999 million and $939 million, respectively. The Company may extend credit to these related parties in connection with margin and securities loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features. Included in short-term borrowings as of December 31, 2020 are senior notes purchased by directors, officers and their affiliates of $16 million.

18. Senior Notes Payable

IBG LLC from time to time may offer senior notes in private placements to certain qualified customers of IB LLC at an issue price of $1 thousand dollars per note. The senior notes will mature no later than the thirtieth day following the issuance date. IBG LLC, at its option, may redeem the senior notes at any time, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed, plus accrued. The senior notes will pay a fixed rate of interest during their tenure. The interest rate is calculated by adding the benchmark rate to a rate (spread) that IBG LLC will announce from time-to-time. The benchmark rate is the effective federal funds rate as reported by the Federal Reserve Bank of New York on the morning of the date of the offering. IBG LLC intends to use the proceeds for general financing purposes when interest spread opportunities arise.

The carrying value of the senior notes approximate their fair value since they are short-term in nature. During the year ended December 31, 2020 IBG LLC issued senior notes of $116 million and redeemed senior notes of $20 million, respectively. The senior notes carried a weighted average interest rate of 0.913%. As of December 31, 2020, IBG LLC had $96 million of senior notes outstanding, all of which carry an 1% per annum interest rate, and are included in short-term borrowings in the consolidated statements of financial condition. During the period from January 1 through February 25, 2021, total senior notes issued were $381 million, and senior notes issued in 2020 which were redeemed totaled $309 million, respectively. Interest expense on the senior notes for the year ended December 31, 2020 was not material.

19. Subsequent Events

As required by FASB ASC Topic 855, “Subsequent Events,” the Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date the consolidated financial statements were issued.

Except as disclosed in Note 4, Note 14 and Note 18, no other recordable or disclosable events occurred.

*****

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

Management, including our CEO and our CFO, assessed the effectiveness of IBG, Inc.’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment and those criteria, management concluded that IBG, Inc. maintained effective internal control over financial reporting as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes to Internal Control over Financial Reporting

No changes to our internal control over financial reporting for the year ended December 31, 2020 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Interactive Brokers Group, Inc.

Greenwich, CT

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Interactive Brokers Group, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition as of December 31, 2020 and 2019 and the related consolidated statements of comprehensive income, cash flows, and changes in equity for each of the three years in the period December 31, 2020 , of the Company and our report dated February 26, 2021, expressed an unqualified opinion on those financial statements.

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

February 26, 2021

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

*     Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2020, are the following materials formatted in iXBRL (Inline eXtensible Business Reporting Language) (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders’ Equity and (v) Notes to the Consolidated Financial Statements tagged in detail levels 1-4.

ITEMS. 15 (a)(1) and 15 (a)(2) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule

ITEM 16. 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Interactive Brokers Group, Inc.

Greenwich, CT

Opinion on the Financial Statement Schedules

We have audited the consolidated financial statements of Interactive Brokers Group, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and for each of the three years in the period ended December 31, 2020, and the Company’s internal control over financial reporting as of December 31, 2020, and have issued our reports thereon dated February 26, 2021; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company listed in the Index at Item 15. These condensed financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedules based on our audits. In our opinion, such condensed financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York

February 26, 2021

We have served as the Company’s auditor since 1990

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(in millions, except share amounts)	2020	2019
Assets
Cash and cash equivalents	$4	$1
Investments in subsidiaries, equity basis	1,962	1,469
Other assets	205	143
Total assets	$2,171	$1,613
Liabilities and Equity
Liabilities:
Payable to affiliates	$199	$152
Accrued expenses and other liabilities	21	9
	220	161
Stockholders' equity:
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 90,909,889 and 76,889,040 shares, Outstanding – 90,773,105 and 76,750,110 shares as of December 31, 2020 and 2019	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of December 31, 2020 and 2019	—	—
Additional paid-in capital	1,244	934
Retained earnings	683	520
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of December 31, 2020 and 2019	26	—
Treasury stock, at cost, 136,784 and 138,930 shares as of December 31, 2020 and 2019	(3)	(3)
Total equity	1,951	1,452
Total liabilities and equity	$2,171	$1,613

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year-Ended December 31,
(in millions)	2020	2019	2018
Income (loss) before income from subsidiaries	$(3)	$(2)	$2
Undistributed gains of subsidiaries, net	237	208	206
Income tax expense	39	45	39
Net income	$195	$161	$169

Net income available for common stockholders	$195	$161	$169
Cumulative translation adjustment, net of tax	26	4	(13)
Comprehensive income available for common stockholders	$221	$165	$156

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS

	Year-Ended December 31,
(in millions)	2020	2019	2018
Cash flows from operating activities
Net income	$195	$161	$169
Adjustments to reconcile net income to net cash used in operating activities
Undistributed gains of subsidiaries, net	(237)	(208)	(206)
Deferred income taxes	15	23	23
(Gain) loss on remeasurement of Tax Receivable Agreement liability	3	—	(3)
Changes in operating assets and liabilities	(17)	(1)	15
Net cash used in operating activities	(41)	(25)	(2)
Cash flows provided by investing activities	67	81	74
Cash flows used in financing activities	(49)	(60)	(58)
Effect of exchange rate changes on cash and cash equivalents	26	4	(13)
Net increase in cash and cash equivalents	3	—	1
Cash and cash equivalents at beginning of period	1	1	—
Cash and cash equivalents at end of period	$4	$1	$1
Supplemental disclosures of cash flow information
Cash paid for interest	$—	$2	$1
Cash paid for taxes, net	$16	$20	$14

Non-cash investing activities:
Non-cash distributions from subsidiaries	$1	$—	$2

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.

(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying condensed financial statements (the “Parent Company Financial Statements”) of Interactive Brokers Group, Inc. (“IBG, Inc.”), a Delaware holding company, including the notes thereto, should be read in conjunction with the consolidated financial statements of IBG, Inc. and its subsidiaries (the “Company”) and the notes thereto. IBG, Inc.’s primary asset is its ownership interest in IBG LLC, an automated global electronic broker specializing in executing and clearing trades in stocks, options, futures, foreign exchange instruments, bonds, mutual funds, and exchange traded funds (“ETFs”) on more than 135 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers.

The preparation of the Parent Company Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosures in the condensed financial statements and accompanying notes.

Income Taxes

Refer to Note 2 to the consolidated financial statements.

2.   Related Party Transactions

As of December 31, 2020, receivables from affiliates was immaterial and as of December 31, 2019, there were no receivables from affiliates. Dividends received from IBG LLC for the three years ended December 31, 2020, 2019, and 2018, were $67 million, $81 million and $76 million, respectively.

As of December 31, 2020, and 2019, respectively, payable to affiliates of $199 million and $152 million consisted primarily of amounts payable to Holdings under the Tax Receivable Agreement.

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

Date: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas Peterffy Thomas Peterffy	Chairman of the Board of Directors	February 26, 2021

/s/ Milan Galik Milan Galik	Chief Executive Officer and President (Principal Executive Officer)	February 26, 2021

/s/ Denis mendonca Denis Mendonca	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2021

/s/ Lawrence E. Harris Lawrence E. Harris	Director	February 26, 2021

/s/ GARY KATZ Gary Katz	Director	February 26, 2021

/s/ Philip Uhde Philip Uhde	Director	February 26, 2021