Form 10-Q
period 2021-03-31
Interactive Brokers Group, Inc.
filed 2021-05-10
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021 OR

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

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

As of May 6, 2021, there were 90,815,527 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	March 31,	December 31,
(in millions, except share amounts)	2021	2020
Assets
Cash and cash equivalents	$2,627	$4,292
Cash - segregated for regulatory purposes	21,204	15,903
Securities - segregated for regulatory purposes	25,069	27,821
Securities borrowed	5,708	4,956
Securities purchased under agreements to resell	1,692	792
Financial instruments owned, at fair value
Financial instruments owned	588	544
Financial instruments owned and pledged as collateral	52	86
Total financial instruments owned, at fair value	640	630
Receivables
Customers, less allowance for credit losses of $14 and $17 as of March 31, 2021 and December 31, 2020	42,645	39,333
Brokers, dealers and clearing organizations	3,368	1,254
Interest	116	104
Total receivables	46,129	40,691
Other assets	695	594
Total assets	$103,764	$95,679
Liabilities and equity
Short-term borrowings	$212	$118
Securities loaned	11,867	9,838
Financial instruments sold, but not yet purchased, at fair value	191	153
Payables
Customers	81,204	75,882
Brokers, dealers and clearing organizations	310	182
Affiliate	199	199
Accounts payable, accrued expenses and other liabilities	331	298
Interest	13	6
Total payables	82,057	76,567
Total liabilities	94,327	86,676
Commitments, contingencies and guarantees (see Note 13)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share
Class A – Authorized - 1,000,000,000, Issued - 90,959,889 and 90,909,889 shares, Outstanding – 90,807,181 and 90,773,105 shares as of March 31, 2021 and December 31, 2020	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	1,249	1,244
Retained earnings	781	683
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of March 31, 2021 and December 31, 2020	9	26
Treasury stock, at cost, 152,708 and 136,784 shares as of March 31, 2021 and December 31, 2020	(4)	(3)
Total stockholders’ equity	2,036	1,951
Noncontrolling interests	7,401	7,052
Total equity	9,437	9,003
Total liabilities and equity	$103,764	$95,679

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in millions, except share or per share amounts)	2021	2020
Revenues
Commissions	$412	$269
Other fees and services	56	38
Other income (loss)	120	(31)
Total non-interest income	588	276

Interest income	390	369
Interest expense	(85)	(113)
Total net interest income	305	256
Total net revenues	893	532

Non-interest expenses
Execution, clearing and distribution fees	68	77
Employee compensation and benefits	97	80
Occupancy, depreciation and amortization	20	17
Communications	8	6
General and administrative	59	37
Customer bad debt	2	7
Total non-interest expenses	254	224
Income before income taxes	639	308
Income tax expense	53	18
Net income	586	290
Less net income attributable to noncontrolling interests	479	244
Net income available for common stockholders	$107	$46

Earnings per share
Basic	$1.18	$0.60
Diluted	$1.16	$0.60
Weighted average common shares outstanding
Basic	90,789,321	76,751,168
Diluted	91,766,142	77,568,464

Comprehensive income
Net income available for common stockholders	$107	$46
Other comprehensive income
Cumulative translation adjustment, before income taxes	(17)	(7)
Income taxes related to items of other comprehensive income	—	—
Other comprehensive loss, net of tax	(17)	(7)
Comprehensive income available for common stockholders	$90	$39

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$479	$244
Other comprehensive income - cumulative translation adjustment	(59)	(31)
Comprehensive income attributable to noncontrolling interests	$420	$213

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in millions)	2021	2020
Cash flows from operating activities
Net income	$586	$290
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	15	5
Depreciation and amortization	13	10
Amortization of right-of-use assets	5	5
Employee stock plan compensation	17	16
Unrealized (gain) loss on other investments, net	(108)	19
Bad debt expense	2	7
Shares distributed to customers under IBKR Promotions	2	—
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	2,752	(12,363)
Securities borrowed	(752)	(54)
Securities purchased under agreements to resell	(900)	2,201
Financial instruments owned, at fair value	(4)	704
Receivables from customers	(3,314)	11,205
Other receivables	(2,126)	(805)
Other assets	(6)	(4)
Securities loaned	2,029	(366)
Securities sold under agreement to repurchase	—	(1,909)
Financial instruments sold, but not yet purchased, at fair value	38	(296)
Payable to customers	5,322	6,491
Other payables	163	47
Net cash provided by operating activities	3,734	5,203
Cash flows from investing activities
Purchases of other investments	(1)	—
Distributions received and proceeds from sales of other investments	1	1
Purchase of property, equipment and intangible assets	(21)	(12)
Net cash used in investing activities	(21)	(11)
Cash flows from financing activities
Short-term borrowings, net	(10)	(2)
Dividends paid to stockholders	(9)	(8)
Distributions from IBG LLC to noncontrolling interests	(86)	(53)
Issuances of senior notes	602	—
Redemptions of senior notes	(498)	—
Net cash used in financing activities	(1)	(63)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(76)	(38)
Net increase in cash, cash equivalents, and restricted cash	3,636	5,091
Cash, cash equivalents, and restricted cash at beginning of period	20,195	12,282
Cash, cash equivalents, and restricted cash at end of period	$23,831	$17,373
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	2,627	3,101
Cash segregated for regulatory purposes	21,204	14,272
Cash, cash equivalents, and restricted cash at end of period	$23,831	$17,373
Supplemental disclosures of cash flow information
Cash paid for interest	$79	$129
Cash paid for taxes, net	$24	$15
Cash paid for amounts included in lease liabilities	$6	$5
Non-cash financing activities
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$1	$—
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(1)	$—

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Three Months Ended March 31, 2021

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2020	90,909,889	$1	$1,244	$(3)	$683	$26	$1,951	$7,052	$9,003
Issuance of common stock - IBKR Promotion	50,000			(3)			(3)	3	—
Net distribution of common stock - IBKR Promotion				2			2		2
Compensation for stock grants vesting in the future			4				4	13	17
Dividends paid to stockholders					(9)		(9)		(9)
Distributions from IBG LLC to noncontrolling interests							—	(86)	(86)
Adjustments for changes in proportionate ownership in IBG LLC			1				1	(1)	—
Comprehensive income					107	(17)	90	420	510
Balance, March 31, 2021	90,959,889	$1	$1,249	$(4)	$781	$9	$2,036	$7,401	$9,437

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 21.8% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker specializing in executing and clearing trades in stocks, options, futures, foreign exchange instruments, bonds, mutual funds and exchange traded funds (“ETFs”) on more than 135 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Ireland, Luxembourg, Switzerland, Hungary, India, China (Hong Kong and Shanghai), Japan, Singapore, and Australia. As of March 31, 2021, the Company had 2,187 employees worldwide.

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2020 Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 1, 2021. The condensed consolidated financial information as of December 31, 2020 has been derived from the audited financial statements not included herein.

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

The effects of the COVID-19 pandemic on the Company’s financial results for the three months ended March 31, 2021 can be summarized as follows: (1) higher commission revenue due to increased trading activity and a higher rate of customer accounts opened and (2) lower net interest income resulting from lower benchmark interest rates.

The impact of the COVID-19 pandemic on the Company’s future financial results remains uncertain and currently cannot be quantified, as it will depend on numerous evolving factors that currently cannot be accurately predicted, including, but not limited to the duration and spread of the pandemic; its impact on the Company’s customers, employees and vendors; governmental actions in response to the pandemic; and the overall impact of the pandemic in the economy and society; among other factors. Any of these events could have significant accounting and financial reporting implications (i.e., reassessing accounting estimates related to credit

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

losses, valuation of certain investments, deferred tax assets and contingency reserves). The Company has reviewed its assumptions related to the above estimates and have not made any adjustments.

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

Currency forward contracts are valued using broadly distributed bank and broker prices, and are classified as Level 2 of the fair value hierarchy since inputs to their valuation can be generally corroborated by market data. Precious metals are valued using an internal model, which incorporates the exchange-traded futures price of the underlying instruments, benchmark interest rates and estimated storage costs, and are classified as Level 2 of the fair value hierarchy since the significant inputs to their valuation are observable. Other securities that are not traded in active markets are also classified as Level 2 of the fair value hierarchy. Level 3 financial instruments are comprised of securities that have been delisted or otherwise are no longer tradable in active markets and have been valued by the Company based on internal estimates.

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

Current Expected Credit Losses

The Company follows FASB ASC Topic 326 – “Financial Instruments – Credit Losses” (“ASC Topic 326”) which applies to financial assets measured at amortized cost, held-to-maturity debt securities and off-balance sheet credit exposures. For on-balance sheet assets, an allowance must be recognized at the origination or purchase of in-scope assets and represents the expected credit losses over the contractual life of those assets. Expected credit losses on off-balance sheet credit exposures must be estimated over the contractual period the Company is exposed to credit risk as a result of a present obligation to extend credit. The impact to the current period is not material since the Company’s in-scope assets are primarily subject to collateral maintenance provisions for which the Company elected to apply the practical expedient of reporting the difference between the fair value of collateral and the amortized cost for the in-scope assets as the allowance for current expected credit losses.

Cash and Cash Equivalents

Cash and cash equivalents consist of deposits with banks and all highly liquid investments, with maturities of three months or less, that are not segregated and deposited for regulatory purposes or to meet margin requirements at clearing houses and clearing banks.

Cash and Securities – Segregated for Regulatory Purposes

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

The table below presents the composition of the Company’s securities segregated for regulatory purposes for the periods indicated.

	March 31,	December 31,
	2021	2020

	(in millions)
U.S. government securities	$3,925	$4,750
Securities purchased under agreements to resell [1]	21,144	23,071
	$25,069	$27,821

________________________

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

Investments

The Company makes certain strategic investments related to its business which are included in other assets in the condensed consolidated statements of financial condition. The Company accounts for these investments as follows:

•Under the equity method of accounting as required under FASB ASC Topic 323, “Investments – Equity Method and Joint Ventures.” These investments, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of the Company’s initial investment and are adjusted each period for the Company’s share of the investee’s income or loss. Contributions paid to and distributions received from equity method investees are recorded as additions or reductions, respectively, to the respective investment balance.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below presents the composition of the Company’s investments for the periods indicated.

	March 31,	December 31,
	2021	2020

	(in millions)
Equity method investments[1]	$12	$11
Investments in equity securities at adjusted cost[2]	10	10
Investments in equity securities at fair value[2]	179	80
Investments in exchange memberships and equity securities of certain exchanges[2]	3	3
	$204	$104

________________________

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

Revenue Recognition

Commissions

Commissions earned for executing and/or clearing transactions are accrued on a trade date basis and are reported as commissions in the condensed consolidated statements of comprehensive income. Commissions also include payments for order flow income received from IBKR LiteSM liquidity providers. The Company’s IBKR LiteSM offering provides commission-free trades on U.S. exchange-listed stocks and ETFs and generates no commission revenues from customers on these trades. See Note 8 for further information on revenue from contracts with customers.

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

Principal Transactions

Principal transactions include gains and losses as a result of changes in the fair value of financial instruments owned, at fair value, financial instruments sold, but not yet purchased, at fair value, and other investments measured at fair value (i.e., unrealized gains and losses) and realized gains and losses related to the Company’s principal transactions. Included are net gains and losses on stocks, options, U.S. and foreign government securities, futures, foreign exchange, precious metals, and other derivative instruments. Dividends are integral to the valuation of stocks. Accordingly, dividends income and expense attributable to financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value, are reported on a net basis in other income in the condensed consolidated statements of comprehensive income.

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

FASB Standards Adopted During 2021

Standard	Summary of guidance	Effect on financial statements
Income Taxes (Topic 740) Issued December 2019	•Simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740.	•Adopted January 1, 2021. •The adoption of the changes did not have a material impact on the Company’s condensed consolidated financial statements.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of March 31, 2021, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.  Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of March 31, 2021.

	IBG, Inc.	Holdings	Total
Ownership %	21.8%	78.2%	100.0%
Membership interests	90,830,444	325,960,034	416,790,478

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

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of March 31, 2021 and December 31, 2020, 1,000,000,000 shares of Class A common stock were authorized, of which 90,959,889 and 90,909,889 shares have been issued; and 90,807,181 and 90,773,105 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of March 31, 2021 and December 31, 2020, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of March 31, 2021 and December 31, 2020, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of March 31, 2021 and December 31, 2020, the unamortized balance of these deferred tax assets was $183 million and $190 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid-in capital arising from stock offerings from the date of the IPO through March 31, 2021 were $585 million, $497 million, and $88 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $205 million through March 31, 2021 pursuant to the terms of the Tax Receivable Agreement.

The Exchange Agreement, as amended, provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from Holdings, which could result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, members of Holdings are able to request redemption of their interests.

At the time of IBG, Inc.’s IPO in 2007, three hundred sixty (360) million shares of authorized common stock were reserved for future sales and redemptions. From 2008 through 2010, Holdings redeemed 5,013,259 IBG LLC interests with a total value of $114 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption these IBG LLC interests were retired. From 2011 through 2020, IBG, Inc. issued 28,127,765 shares of common stock (with a fair value of $1.1 billion) directly to Holdings in exchange for an equivalent number of member interests in IBG LLC.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On July 27, 2020, the Company filed a Prospectus Supplement on Form 424B (File Number 333-240121) with the SEC to register up to 990,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of an offer to receive such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform, increase assets held with the Company’s brokerage business and enhance customer loyalty. During the quarter ended March 31, 2021, the Company issued 50,000 shares to IBG LLC for distribution to eligible customers of certain of its subsidiaries.

As a consequence of these redemption transactions, and distribution of shares to employees (see Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 21.8%, with Holdings owning the remaining 78.2% as of March 31, 2021. The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 89.6% as of March 31, 2021.

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended March 31,
	2021	2020

	(in millions, except share or per share amounts)
Basic earnings per share
Net income available for common stockholders	$107	$46
Weighted average shares of common stock outstanding
Class A	90,789,221	76,751,068
Class B	100	100
	90,789,321	76,751,168
Basic earnings per share	$1.18	$0.60

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended March 31,
	2021	2020

	(in millions, except share or per share amounts)
Diluted earnings per share
Net income available for common stockholders	$107	$46
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	90,789,221	76,751,068
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	976,821	817,296
Class B	100	100
	91,766,142	77,568,464
Diluted earnings per share	$1.16	$0.60

Member Distributions and Stockholder Dividends

During the three months ended March 31, 2021, IBG LLC made distributions totaling $110 million, to its members, of which IBG, Inc.’s proportionate share was $24 million. In March 2021, the Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $9 million.

On April 20, 2021, the Company declared a cash dividend of $0.10 per common share, payable on June 14, 2021 to stockholders of record as of June 1, 2021.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5.  Comprehensive Income

The table below presents comprehensive income and earnings per share on comprehensive income for the periods indicated.

	Three Months Ended March 31,
	2021	2020

	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$90	$39

Earnings per share on comprehensive income
Basic	$0.99	$0.51
Diluted	$0.98	$0.51
Weighted average common shares outstanding
Basic	90,789,321	76,751,168
Diluted	91,766,142	77,568,464

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

	Financial Assets at Fair Value as of March 31, 2021

	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$3,925	$—	$—	$3,925
Financial instruments owned, at fair value
Stocks	545	—	—	545
Options	30	—	—	30
U.S. and foreign government securities	55	—	—	55
Corporate bonds	—	—	1	1
Precious metals	—	9	—	9
Total financial instruments owned, at fair value	630	9	1	640

Other assets - other investments at fair value	179	—	—	179
Total financial assets at fair value	$4,734	$9	$1	$4,744

	Financial Liabilities at Fair Value as of March 31, 2021
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$143	$—	$—	$143
Options	30	—	—	30
Currency forward contracts	—	18	—	18
Total financial instruments sold, but not yet purchased, at fair value	173	18	—	191
Total financial liabilities at fair value	$173	$18	$—	$191

	Financial Assets at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$4,750	$—	$—	$4,750
Financial instruments owned, at fair value
Stocks	558	—	1	559
Options	28	—	—	28
U.S. and foreign government securities	33	—	—	33
Corporate bonds	—	—	1	1
Currency forward contracts	—	9	—	9
Total financial instruments owned, at fair value	619	9	2	630

Other assets - other investments at fair value	80	—	—	80
Total financial assets at fair value	$5,449	$9	$2	$5,460

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Liabilities at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$120	$—	$—	$120
Options	26	—	—	26
Currency forward contracts	—	7	—	7
Total financial instruments sold, but not yet purchased, at fair value	146	7	—	153
Total financial liabilities at fair value	$146	$7	$—	$153

Level 3 Financial Assets and Financial Liabilities

The Company’s Level 3 financial assets are comprised of delisted and illiquid securities reported within financial instruments owned, at fair value in the condensed consolidated statements of financial condition. As of March 31, 2021, Level 3 financial assets included $1 million in corporate bonds which were not traded in active markets and were valued by the Company based on internal estimates.

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

	March 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$2,627	$2,627	$2,627	$—	$—
Cash - segregated for regulatory purposes	21,204	21,204	21,204	—	—
Securities - segregated for regulatory purposes	21,144	21,144	—	21,144	—
Securities borrowed	5,708	5,708	—	5,708	—
Securities purchased under agreements to resell	1,692	1,692	—	1,692	—
Receivables from customer	42,645	42,645	—	42,645	—
Receivables from broker, dealers, and clearing organizations	3,368	3,368	—	3,368	—
Interest receivable	116	116	—	116	—
Other assets	13	13	—	2	11
Total financial assets, not measured at fair value	$98,517	$98,517	$23,831	$74,675	$11

Financial liabilities, not measured at fair value
Short-term borrowings	$212	$212	$—	$212	$—
Securities loaned	11,867	11,867	—	11,867	—
Payables to customer	81,204	81,204	—	81,204	—
Payables to brokers, dealers and clearing organizations	310	310	—	310	—
Interest payable	13	13	—	13	—
Total financial liabilities, not measured at fair value	$93,606	$93,606	$—	$93,606	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$4,292	$4,292	$4,292	$—	$—
Cash - segregated for regulatory purposes	15,903	15,903	15,903	—	—
Securities - segregated for regulatory purposes	23,071	23,071	—	23,071	—
Securities borrowed	4,956	4,956	—	4,956	—
Securities purchased under agreements to resell	792	792	—	792	—
Receivables from customer	39,333	39,333	—	39,333	—
Receivables from broker, dealers, and clearing organizations	1,254	1,254	—	1,254	—
Interest receivable	104	104	—	104	—
Other assets	13	13	—	2	11
Total financial assets, not measured at fair value	$89,718	$89,718	$20,195	$69,512	$11

Financial liabilities, not measured at fair value
Short-term borrowings	$118	$118	$—	$118	$—
Securities loaned	9,838	9,838	—	9,838	—
Payables to customer	75,882	75,882	—	75,882	—
Payables to brokers, dealers and clearing organizations	182	182	—	182	—
Interest payable	6	6	—	6	—
Total financial liabilities, not measured at fair value	$86,026	$86,026	$—	$86,026	$—

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The tables below present the netting of financial assets and of financial liabilities for the periods indicated.

	March 31, 2021
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statements
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statements of		Statements of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$21,144 [1]	$—		$21,144	$(21,144)	$—
Securities borrowed	5,708	—		5,708	(5,510)	198
Securities purchased under agreements to resell	1,692	—		1,692	(1,692)	—
Financial instruments owned, at fair value
Options	30	—		30	(28)	2
Total	$28,574	$—		$28,574	$(28,374)	$200

	(in millions)
Offsetting of financial liabilities
Securities loaned	$11,867	$—	$11,867	$(11,476)	$391
Financial instruments sold, but not yet purchased, at fair value
Options	30	—	30	(28)	2
Currency forward contracts	18	—	18	—	18
Total	$11,915	$—	$11,915	$(11,504)	$411

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2020
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statements
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statements of		Statements of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$23,071 [1]	$—		$23,071	$(23,071)	$—
Securities borrowed	4,956	—		4,956	(4,716)	240
Securities purchased under agreements to resell	792	—		792	(792)	—
Financial instruments owned, at fair value
Options	28	—		28	(25)	3
Currency forward contracts	9	—		9	—	9
Total	$28,856	$—		$28,856	$(28,604)	$252

	(in millions)
Offsetting of financial liabilities
Securities loaned	$9,838	$—	$9,838	$(9,246)	$592
Financial instruments sold, but not yet purchased, at fair value
Options	26	—	26	(25)	1
Currency forward contracts	7	—	7	—	7
Total	$9,871	$—	$9,871	$(9,271)	$600

________________________

(1)As of March 31, 2021 and December 31, 2020, the Company had $21.1 billion and $23.1 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

(2)The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 at March 31, 2021 and December 31, 2020.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The tables below present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged for the periods indicated.

	March 31, 2021
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities loaned
Stocks	$11,831	$—	$—	$—	$11,831
Corporate bonds	36	—	—	—	36
Total securities loaned	$11,867	$—	$—	$—	$11,867

	December 31, 2020
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities loaned
Stocks	$9,811	$—	$—	$—	$9,811
Corporate bonds	27	—	—	—	27
Total securities loaned	$9,838	$—	$—	$—	$9,838

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of March 31, 2021 and December 31, 2020, approximately $42.6 billion and $39.3 billion, respectively, of customer margin loans were outstanding.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below presents a summary of the amounts related to collateralized transactions for the periods indicated.

	March 31, 2021		December 31, 2020
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)
Securities lending transactions	$79,831	$5,547	$64,436	$4,859
Securities purchased under agreements to resell transactions [1]	22,809	22,721	23,859	23,832
Customer margin assets	52,453	15,194	47,609	14,182
	$155,093	$43,462	$135,904	$42,873

________________________

(1)As of March 31, 2021, $21.1 billion or 93% (as of December 31, 2020, $23.1 billion or 97%) of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of March 31, 2021 and December 31, 2020, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

The table below presents financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, for the periods indicated.

	March 31,	December 31,
	2021	2020

	(in millions)
Stocks	$17	$53
U.S. and foreign government securities	35	33
	$52	$86

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Disaggregation of Revenue

The tables below present revenue from contracts with customers by geographic location, and major types of services for the periods indicated.

	Three Months Ended March 31,
	2021	2020

	(in millions)

Geographic location [1]
United States	$285	$197
International	183	110
	$468	$307

Major types of services
Commissions	$412	$269
Market data fees [2]	19	13
Risk exposure fees [2]	5	4
Payments for order flow [2]	10	7
Minimum activity fees [2]	7	6
Other [2]	15	8
	$468	$307

_____________________________

(1)Based on the location of the subsidiaries in which the revenues are recorded.

(2)Included in other fees and services in the condensed consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $16 million and $13 million, as of March 31, 2021 and December 31, 2020, respectively, are reported in other assets in the condensed consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized prior to the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in other assets in the condensed consolidated statements of financial condition. As of March 31, 2021 and December 31, 2020, contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. As of March 31, 2021 and December 31, 2020, contract liability balances were not material.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

9.  Other Income

The table below presents the components of other income for the periods indicated.

	Three Months Ended March 31,
	2021	2020

	(in millions)
Principal transactions	$120	$10
Gains (losses) from currency diversification strategy, net	(2)	(49)
Other, net	2	8
	$120	$(31)

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

10.  Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based operating subsidiaries who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in employee compensation and benefits expenses in the condensed consolidated statements of comprehensive income was $1 million of plan contributions for the three months ended March 31, 2021 and 2020.

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

The table below presents Stock Incentive Plan awards granted and the related fair values since the plan’s inception.

			Fair Value at
			Date of Grant
	Units		($ millions)
Prior periods (since inception)	24,497,626		$561
December 31, 2018	1,146,267		62
December 31, 2019	1,374,217		65
December 31, 2020	1,227,433	[1]	70
	28,245,543		$758

______________________________

(1)Stock Incentive Plan number of granted restricted stock units related to 2020 was adjusted by 5,290 additional restricted stock units during the three months ended March 31, 2021.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, no vested awards remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $17 million and $16 million for the three months ended March 31, 2021 and 2020, respectively. Estimated future compensation costs for unvested awards, net of credits for cancelled awards, as of March 31, 2021 are $37 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes the Stock Incentive Plan activity for the periods indicated.

Stock
Incentive Plan
Units
Balance, December 31, 2020[1]	4,972,611
Granted	—
Cancelled	(12,345)
Distributed	—
Balance, March 31, 2021	4,960,266

_____________________________

(1)Stock Incentive Plan number of granted restricted stock units related to 2020 was adjusted by 5,290 additional restricted stock units during the three months ended March 31, 2021.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company. Through March 31, 2021, a total of 1,067,719 restricted stock units have been distributed under these post-employment provisions. These distributions are included in the table above.

11.  Income Taxes

Income tax expense for the three months ended March 31, 2021 and 2020 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are held directly through a U.S. partnership. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is generally the obligation of the noncontrolling interests. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

As of and for the three months ended March 31, 2021 and 2020, the Company had no material valuation allowances on deferred tax assets.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of March 31, 2021, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2015, and to non-U.S. income tax examinations for tax years prior to 2011.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

12.  Leases

All of the Company’s leases are classified as operating leases and primarily consist of real estate leases for corporate offices, data centers, and other facilities. As of March 31, 2021, the weighted-average remaining lease term on these leases is approximately 8 years and the weighted-average discount rate used to measure the lease liabilities is approximately 4.03%. For the three months ended March 31, 2021, right-of-use assets obtained under new operating leases were $2 million. The Company’s lease agreements do not contain any residual value guarantees, restrictions or covenants.

The table below presents balances reported in the condensed consolidated statements of financial condition related to the Company’s leases for the period indicated.

	March 31,	December 31,
	2021	2020

	(in millions)
Right-of-use assets[1]	$98	$101
Lease liabilities[1]	$116	$120

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

	Three Months Ended March 31,
	2021	2020

	(in millions)
Operating lease cost	$7	$6
Variable lease cost	1	1
Total lease cost	$8	$7

The table below reconciles the undiscounted cash flows of the Company’s leases to the present value of its operating lease payments for the periods indicated.

March 31, 2021
(in millions)
2021 (remaining)	$17
2022	20
2023	17
2024	14
2025	14
2026	14
Thereafter	41
Total undiscounted operating lease payments	137
Less: imputed interest	(21)
Present value of operating lease liabilities	$116

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

13.  Commitments, Contingencies and Guarantees

Claims Against Customers

Over an extended period in 2018, a small number of the Company’s customers had taken relatively large positions in a security listed on a major U.S. exchange. The Company extended margin loans against the security at a conservatively high collateral requirement. In December 2018, within a very short timeframe, this security lost a substantial amount of its value. During the quarter ended March 31, 2019, subsequent price declines in the stock have caused these accounts to fall into deficits, despite the Company’s efforts to liquidate the customers’ positions. As of March 31, 2021, the Company has recognized an aggregate loss of approximately $44 million. The maximum aggregate loss, which would occur if the security’s price fell to zero and none of the debts were collected, would be approximately $50 million. The Company continues to evaluate pursuing the collection of the debts, although debt collection efforts are inherently difficult and uncertain. The ultimate effect of this incident on the Company’s results will depend upon market conditions and the outcome of the Company’s debt collection efforts.

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of March 31, 2021 and 2020, accruals for potential losses related to legal, regulatory and governmental actions, and proceedings matters were not material.

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

On September 28, 2016, the District Court issued an order granting the Company’s motion to dismiss the complaint in its entirety, and without providing plaintiff leave to amend. On September 28, 2017, plaintiff appealed to the United States Court of Appeals for the Second Circuit. On September 26, 2018, the Court of Appeals affirmed the dismissal of plaintiff’s claims of breach of contract and commercially unreasonable liquidation but vacated and remanded back to the District Court plaintiff’s claims for negligence. On November 30, 2018, the plaintiff filed a second amended complaint. The Company filed a motion to dismiss the new complaint on January 15, 2019, which was denied on September 30, 2019. On December 9, 2019, the Company filed a motion requesting that the District Court certify to the Connecticut Supreme Court two questions of Connecticut law directly relevant to the motion to dismiss. The Court denied the Company’s motion to certify on May 15, 2020. Currently, Plaintiff’s motion for class certification is due on November 1, 2021. Regardless of the outcome of this motion, the Company does not believe that a purported class action is appropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any particular customer’s margin-deficient account. IB LLC and the related defendants intend to continue to defend themselves vigorously against the case and, consistent with past practice in connection with this type of unwarranted action, any potential claims for counsel fees and expenses incurred in defending the case may be fully pursued against the plaintiff.

“Short Squeeze” Antitrust Litigation

Since late January 2021, more than three dozen federal class action lawsuits have been filed in different jurisdictions against various brokers and other market participants claiming that the defendants acted improperly in restricting trading in the shares of and options on GameStop Corp. and other companies that were subject to unusual trading in January 2021 in what has been referred to as the “Reddit-related short-squeeze”. Most of these cases assert federal antitrust claims, including alleging an illegal antitrust conspiracy among the defendants, as well as various state and federal securities-related claims. IB LLC and its affiliates have been named as defendants in nine of these class action lawsuits. These cases have been consolidated into a multidistrict litigation (“MDL”), and were transferred to the Southern District of Florida on April 1, 2021 for pre-trial proceedings. All discovery has been stayed until amended complaints are filed, and issues regarding the timing of amended complaints and responses to the allegations therein will be addressed by the MDL court at a future date. The time for IB LLC and its affiliates to respond to the allegations will likely be stayed during the pendency of the Judicial Panel on Multidistrict Litigation proceedings. The Company believes that the claims asserted against IB LLC and its affiliates lack merit on their face and the Company intends to file, at the appropriate time, a motion to dismiss any class action that might name IB LLC and its affiliates as defendants.

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

	Three Months Ended March 31,
	2021	2020

	(in millions)
Net revenues
United States	$651	$373
International	242	159
Total net revenues	$893	$532
Income before income taxes
United States	$556	$244
International	83	64
Total income before income taxes	$639	$308

15.  Regulatory Requirements

As of March 31, 2021, aggregate excess regulatory capital for all of the operating subsidiaries was $6.7 billion.

IB LLC, IBKR Securities Services LLC (formerly, Timber Hill LLC) and Interactive Brokers Corp are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act, IB LLC is also subject to the CFTC’s minimum financial requirements (Regulation 1.17), and IBKRFS is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement. IBC is subject to the Investment Industry Regulatory Organization of Canada risk adjusted capital requirement, IBUK is subject to the United Kingdom Financial Conduct Authority Capital Requirements Directive, IBIE is subject to the Central Bank of Ireland financial resources requirement, IBLUX is subject to the Luxembourg Commission de Surveillance du Secteur Financier financial resources requirement, IBCE is subject to the Hungarian National Bank financial resource requirement, IBI is subject to the National Stock Exchange of India net capital requirements, IBHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements, IBSG is subject to the Monetary Authority of Singapore capital requirements, and IBA is subject to the Australian Securities Exchange liquid capital requirement.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes capital, capital requirements and excess regulatory capital as of March 31, 2021.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$5,211	$753	$4,458
IBKRFS	600	21	579
IBHK	738	264	474
Other regulated operating subsidiaries	1,644	420	1,224
	$8,193	$1,458	$6,735

Regulatory capital requirements could restrict the operating subsidiaries from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain operating subsidiaries are subject to other regulatory restrictions and requirements.

As of March 31, 2021, all of the regulated operating subsidiaries were in compliance with their respective regulatory capital requirements.

16.  Related Party Transactions

Receivable from affiliate, reported in other assets in the condensed consolidated statement of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the condensed consolidated statements of financial condition as of March 31, 2021 and December 31, 2020 were accounts receivable from directors, officers and their affiliates of $438 million and $283 million, respectively, and payables of $941 million and $999 million, respectively. The Company may extend credit to these related parties in connection with margin and securities loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features. Included in short-term borrowings as of March 31, 2021 and December 31, 2020 are senior notes purchased by directors, officers and their affiliates of $22 million and $16 million, respectively.

17. Senior Notes Payable

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

The carrying value of the senior notes approximate their fair value since they are short-term in nature. During the three months ended March 31, 2021, IBG LLC issued senior notes of $602 million and redeemed senior notes of $498 million, respectively. The senior notes carried a weighted average interest rate of 1%. As of March 31, 2021 and December 31, 2020, IBG LLC had senior notes outstanding of $200 million and $96 million, respectively, all of which carried a 1% per annum interest rate, and are included in short-term borrowings in the condensed consolidated statements of financial condition. All the outstanding senior notes at March 31, 2021 were redeemed by May 7, 2021. In addition, the Company issued and redeemed $168 million of senior notes during the period from April 1 through May 7, 2021. Interest expense on the senior notes for the three months ended March 31, 2021 was not material.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

18.  Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date the condensed consolidated financial statements were issued.

Except as disclosed above and in Note 4, Note 13, and Note 17, no other recordable or disclosable events occurred.

*****

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes in Item 1, included elsewhere in this report. In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) on March 1, 2021 and elsewhere in this report.

When we use the terms “we,” “us,” and “our,” we mean IBG, Inc. and its subsidiaries for the periods presented.

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 21.8% of the membership interests of IBG LLC. The remaining approximately 78.2% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder and Chairman, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of March 31, 2021.

	IBG, Inc.	Holdings	Total
Ownership %	21.8%	78.2%	100.0%
Membership interests	90,830,444	325,960,034	416,790,478

We are an automated global electronic broker. We custody and service accounts for hedge and mutual funds, exchange traded funds (“ETFs”), registered investment advisers, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders and executing and processing trades in stocks, options, futures, forex, bonds, mutual funds and ETFs on more than 135 electronic exchanges and market centers in 33 countries and in 25 currencies seamlessly around the world.

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

Our customer base is diverse with respect to geography and segments. Currently, approximately 74% of our customers reside outside the U.S. in over 200 countries and territories, and over 50% of new customers come from outside the U.S. Approximately 64% of our customers’ equity is in institutional accounts such as hedge funds, financial advisors, proprietary trading desks and introducing brokers. Specialized products and services that we have developed successfully attract these accounts. For example, we offer prime brokerage services, including financing and securities lending, to hedge funds; our model portfolio technology and automated share allocation and rebalancing tools are particularly attractive to financial advisors; and our trading platform, global access and low pricing attract introducing brokers.

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

The effects of the COVID-19 pandemic on the Company’s financial results for the quarter ended March 31, 2021 can be summarized as follows: (1) higher commission revenue due to increased trading activity and a higher rate of customer accounts opened; and (2) lower net interest income resulting from lower benchmark interest rates.

The impact of the COVID-19 pandemic on the Company’s future financial results remains uncertain and currently cannot be quantified, as it will depend on numerous evolving factors that currently cannot be accurately predicted, including, but not limited to, the duration and spread of the pandemic; its impact on our customers, employees and vendors; governmental actions in response to the pandemic; and the overall impact of the pandemic in the economy and society; among other factors. Any of these events could have a materially adverse effect on the Company’s financial results.

Business Environment

During the quarter ended March 31, 2021 (“current quarter”), world equities markets were up strongly versus the pandemic-impacted quarter ended March 31, 2020 (“prior year quarter”). Global interest in securities markets and a search for yield in zero and negative-interest rate environments, especially by individuals newly attracted to these markets, led to highly active trading.

The following is a summary of the key economic drivers that affect our business and how they compared to the prior year quarter:

Global trading volumes. According to industry data, compared to the prior year quarter, average daily volumes in U.S. exchange-listed equity-based options increased by 50%, and in U.S. listed cash equities by 32%, while U.S. futures volume decreased by 19%. Many markets experienced significant increases in trading activity, even with moderate volatility throughout the quarter, as a growing number of investors participated out of a desire to earn higher yields on assets than could be achieved in bank accounts in a zero or negative rate environment.

These factors boosted industry and Company transaction revenues, especially in stocks and options. Note that while options, futures and U.S. cash equities volumes are readily comparable measures, they reflect most but not all of the global volumes that generate our commission revenue. See “Trading Volumes and Customer Statistics” below in this Item 2 for additional details regarding our trade volumes, contract and share volumes, and customer statistics.

Volatility. U.S. market volatility, as measured by the average Chicago Board Options Exchange Volatility Index (“VIX®”), fell 24% to 23, versus 31in the prior year quarter, as last year’s COVID-19 pandemic-induced spike in market volatility waned.

Higher volatility improves our performance because it generally correlates with customer trading activity across product types. Customer options and stock volumes were up 72% and 411%, respectively, while futures and foreign exchange dollar volumes declined 17% and 18% respectively, compared to the prior year quarter. While our customer stock volume reflected unusually strong trading in low-priced stocks, even after removing that effect the increase in share volume was a robust 134%. Despite this quarter’s lower average volatility than the prior year quarter, investors sought to utilize their time productively by opening brokerage accounts while at home during the COVID-19 pandemic. This trend, combined with the increasing connectedness of investors to one another and to the markets, led to an influx of new accounts and strong increases in trading volume.

Interest Rates. The U.S. Federal Reserve’s target federal funds rate range in the current quarter remained at zero to 0.25%, similar to rates in many other currencies, with the exception of those where rates are negative. Low benchmark rates lead to lower net interest income and a narrower net interest margin.

U.S. rates also continue to exhibit a relatively flat yield curve, which limits our opportunities to earn more net interest income on interest-sensitive assets. Low rates reduce the interest we earn on our segregated cash, the majority of which is invested in U.S. government securities and related instruments, as higher-yielding investments mature and are reinvested at current lower rates. Further, our margin balances are tied to benchmark rates, with a minimum charge of 0.75% in U.S. dollars, so low interest rates limit the interest we receive on margin lending to our customers. We continue to offer among the lowest rates in the industry on margin lending, and we believe our low rates are an important factor that attracts customers to our platform.

As an offset, lower rates also reduce our interest expense, for example in U.S. dollars we pay interest to customers only when the federal funds effective rate is above 0.50%. In currencies with negative rates, we collect interest on a portion of customer cash balances. And as an indirect positive effect, we believe low and negative benchmark world interest rates have been a factor leading to the active trading we experienced, as investors sought to enter securities markets to achieve higher yields on their investments.

Net interest income increased compared to the prior year quarter as the average federal funds effective rate decreased to 0.08% from 1.25% in the prior year quarter. While the interest we pay on customer cash balances and earn on customer margin loans is based on spreads that are compressed at low benchmark rates, rising balances have partially compensated for this reduction in net interest income. Despite the collapse in benchmark rates, a 47% increase in our average margin loan balances, compared to the prior year quarter, contributed to a comparatively smaller 16% decline in margin loan interest from the prior year quarter. Average customer credit balances rose 33% over the prior year quarter, driven by a strong inflow of new accounts worldwide, sustaining a historical trend whereby growth in our clients’ cash has been consistent and over time outpaces the variable growth and contraction in margin loans.

Fueled by higher average balances and strong securities lending results, our net interest income grew 18% in the current quarter over the prior year quarter, though our overall net interest margin declined from 1.45% to 1.26%, primarily due to lower yields on our segregated cash and securities and on our margin loan balances.

Currency fluctuations. As a global electronic broker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in proportion to a defined basket of 10 currencies we call the “GLOBAL” to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current quarter the value of the GLOBAL, as measured in U.S. dollars, decreased 0.84% compared to its value as of December 31, 2020, which had a negative impact on our comprehensive earnings for the current quarter.

Overall, active markets, stay-at-home conditions, and a search for higher yields in negative and zero rate environments, brought on by the COVID-19 pandemic and government responses to it, have continued to encourage people to actively engage in the markets. Customers continue to seek our superior technology, execution capabilities, and our ability to offer a broad range of products and global market access.

A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.

Financial Overview

We report non-GAAP financial measures, which exclude certain items that may not be indicative of our core operating results and business outlook and may be useful in evaluating the operating performance of our business and provide a better comparison of our results in the current period to those in prior and future periods. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

Diluted earnings per share were $1.16 for the current quarter, compared to diluted earnings per share of $0.60 for the prior year quarter. Adjusted diluted earnings per share were $0.98 for the current quarter and $0.69 for the prior year quarter. The calculation of diluted earnings per share is detailed in Note 4 – “Equity and Earnings per Share” to the unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For the current quarter, our net revenues were $893 million and income before income taxes was $639 million, compared to net revenues of $532 million and income before income taxes of $308 million in the prior year quarter. Adjusted net revenues were $796 million and adjusted income before income taxes was $542 million, compared to adjusted net revenues of $581 million and adjusted income before income taxes of $357 million in the prior year quarter.

The financial highlights for the current quarter were:

•Commission revenue showed strong growth, increasing $143 million, or 53%, from the prior year quarter on higher customer trading volume within an active trading environment worldwide.

•Net interest income increased $49 million, or 19%, from the prior year quarter on strong securities lending activity, tempered by a decrease in the average Federal Funds effective rate to 0.08% from 1.25% in the prior year quarter, which reduced earnings on segregated customer cash and margin lending.

•Other income increased $151 million from the prior year quarter. This increase was mainly comprised of $107 million related to our strategic investment in Up Fintech Holding Limited (“Tiger Brokers”), which swung to a $99 million mark-to-market gain in the current quarter from an $8 million mark-to-market loss in the prior year quarter; and $47 million related to our currency diversification strategy, which lost $2 million in the current quarter compared to a loss of $49 million in the prior year quarter.

•General and administrative expenses increased $22 million from the prior year quarter, led by $19 million in additional costs for Brexit-related regulatory onboarding to bring our new brokerage operations on line in Europe.

•Pretax profit margin was 72% for the current quarter, up from 58% in the prior year quarter. Adjusted pretax profit margin for the current quarter was 68%, up from 61% in the prior year quarter.

•Total equity at March 31, 2021 was $9.4 billion.

Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. In connection with our currency diversification strategy as of March 31, 2021, approximately 26% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy decreased our comprehensive earnings by $78 million (compared to a decrease of $87 million in the prior year quarter), as the U.S. dollar value of the GLOBAL decreased by approximately 0.84%, compared to its value as of December 31, 2020. The effects of our currency diversification strategy are reported as (1) a component of other income (loss of $2 million) in the consolidated statement of comprehensive income and (2) other comprehensive income (“OCI”) (loss of $76 million) in the consolidated statement of financial condition and the consolidated statement of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

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

See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, filed with the SEC on March 1, 2021, and elsewhere in this report for a discussion of other risks that may affect our financial condition and results of operations.

Trading Volumes and Customer Statistics

The tables below present historical trading volumes and customer statistics for our business. Trading volumes are the primary driver in our business. Information on our net interest income can be found elsewhere in this report.

TRADE VOLUMES:

(in thousands, except %)

			Brokerage
	Brokerage		Non						Avg. Trades
	Cleared	%	Cleared	%	Principal	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2018	328,099		21,880		18,663		368,642		1,478
2019	302,289	(8%)	26,346	20%	17,136	(8%)	345,771	(6%)	1,380
2020	620,405	105%	56,834	116%	27,039	58%	704,278	104%	2,795

1Q2020	128,564		11,373		4,879		144,816		2,336
1Q2021	273,985	113%	24,079	112%	8,418	73%	306,482	112%	5,024

4Q2020	178,614		17,008		7,455		203,077		3,223
1Q2021	273,985	53%	24,079	42%	8,418	13%	306,482	51%	5,024

CONTRACT AND SHARE VOLUMES:

(in thousands, except %)

TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2018	408,406		151,762		210,257,186
2019	390,739	(4%)	128,770	(15%)	176,752,967	(16%)
2020	624,035	60%	167,078	30%	338,513,068	92%

1Q2020	138,206		49,204		62,298,036
1Q2021	231,797	68%	40,868	(17%)	308,934,824	396%

4Q2020	170,191		35,295		121,062,599
1Q2021	231,797	36%	40,868	16%	308,934,824	155%

ALL CUSTOMERS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2018	358,852		148,485		198,909,375
2019	349,287	(3%)	126,363	(15%)	167,826,490	(16%)
2020	584,195	67%	164,555	30%	331,263,604	97%

1Q2020	128,842		48,437		59,897,045
1Q2021	221,898	72%	40,361	(17%)	306,165,385	411%

4Q2020	160,953		34,851		119,654,910
1Q2021	221,898	38%	40,361	16%	306,165,385	156%

_________________________

(1)Futures contract volume includes options on futures.

CLEARED CUSTOMERS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2018	313,795		146,806		194,012,882
2019	302,068	(4%)	125,225	(15%)	163,030,500	(16%)
2020	518,965	72%	163,101	30%	320,376,365	97%

1Q2020	112,916		47,979		57,653,853
1Q2021	202,583	79%	40,019	(17%)	301,675,030	423%

4Q2020	144,378		34,459		116,538,527
1Q2021	202,583	40%	40,019	16%	301,675,030	159%

PRINCIPAL TRANSACTIONS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2018	49,554		3,277		11,347,811
2019	41,452	(16%)	2,407	(27%)	8,926,477	(21%)
2020	39,840	(4%)	2,523	5%	7,249,464	(19%)

1Q2020	9,364		767		2,400,991
1Q2021	9,899	6%	507	(34%)	2,769,439	15%

4Q2020	9,238		444		1,407,689
1Q2021	9,899	7%	507	14%	2,769,439	97%

________________________

(1)Futures contract volume includes options on futures.

CUSTOMER STATISTICS:

Year over Year	1Q2021	1Q2020	% Change
Total Accounts (in thousands)	1,325	760	74%
Customer Equity (in billions) (1)	$330.6	$160.7	106%

Cleared DARTs (in thousands) (2)	2,964	1,301	128%
Total Customer DARTs (in thousands) (2)	3,308	1,454	128%

Cleared Customers
Commission per Cleared Commissionable Order (3)	$2.31	$3.30	(30%)
Cleared Avg. DART per Account (Annualized)	622	453	37%
Net Revenue per Avg. Account (Annualized)	$$2,610	$$3,069	(15%)

Consecutive Quarters	1Q2021	4Q2020	% Change
Total Accounts (in thousands)	1,325	1,073	23%
Customer Equity (in billions) (1)	$330.6	$288.6	15%

Cleared DARTs (in thousands) (2)	2,964	1,871	58%
Total Customer DARTs (in thousands) (2)	3,308	2,109	57%

Cleared Customers
Commission per Cleared Commissionable Order (3)	$2.31	$2.46	(6%)
Cleared Avg. DART per Account (Annualized)	622	459	36%
Net Revenue per Avg. Account (Annualized)	$$2,610	$$2,151	21%

________________________

(1)Excludes non-customers.

(2)Daily average revenue trades (“DARTs”) are based on customer orders.

(3)Commissionable order – a customer order that generates commissions.

Results of Operations

The table below presents our consolidated results of operations for the periods indicated. The period-to-period comparisons below of financial results are not necessarily indicative of future results.

	Three Months Ended March 31,
	2021	2020

	(in millions, except share and per share amounts)
Revenues
Commissions	$412	$269
Other fees and services	56	38
Other income (loss)	120	(31)
Total non-interest income	588	276

Interest income	390	369
Interest expense	(85)	(113)
Total net interest income	305	256
Total net revenues	893	532

Non-interest expenses
Execution, clearing and distribution fees	68	77
Employee compensation and benefits	97	80
Occupancy, depreciation and amortization	20	17
Communications	8	6
General and administrative	59	37
Customer bad debt	2	7
Total non-interest expenses	254	224
Income before income taxes	639	308
Income tax expense	53	18
Net income	586	290
Less net income attributable to noncontrolling interests	479	244
Net income available for common stockholders	$107	$46

Earnings per share
Basic	$1.18	$0.60
Diluted	$1.16	$0.60

Weighted average common shares outstanding
Basic	90,789,321	76,751,168
Diluted	91,766,142	77,568,464

Comprehensive income
Net income available for common stockholders	$107	$46
Other comprehensive income
Cumulative translation adjustment, before income taxes	(17)	(7)
Income taxes related to items of other comprehensive income	-	-
Other comprehensive loss, net of tax	(17)	(7)
Comprehensive income available for common stockholders	$90	$39

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$479	$244
Other comprehensive income - cumulative translation adjustment	(59)	(31)
Comprehensive income attributable to noncontrolling interests	$420	$213

Three Months Ended March 31, 2021 (“current quarter”) compared to the Three Months Ended March 31, 2020 (“prior year quarter”)

Net Revenues

Total net revenues, for the current quarter, increased $361 million, or 68%, compared to the prior year quarter, to $893 million. The increase in net revenues was due to higher commissions, other income, other fees and services, and net interest income.

Commissions

We earn commissions from our cleared customers for whom we act as an executing and clearing broker and from our non-cleared customers for whom we act as an execution-only broker. We have a commission structure that allows customers to choose between an all-inclusive fixed, or “bundled”, rate and a tiered, or “unbundled”, rate that offers lower commissions for high volume customers. For “unbundled” commissions, we pass through regulatory and exchange fees separately from our commissions, adding transparency to our fee structure. Commissions also include payments for order flow income received from IBKR LiteSM liquidity providers. (Our IBKR LiteSM offering provides commission-free trades on U.S. exchange-listed stocks and ETFs and generates no commission revenues from customers on these trades.) Our commissions are geographically diversified.

Commissions, for the current quarter, increased $143 million, or 53%, compared to the prior year quarter, to $412 million, driven by significantly higher customer trading volumes, particularly in stocks and options. Total customer options contracts and stock share volumes increased 72% and 411%, respectively, while futures contracts decreased 17% compared to the prior year quarter. Removing the effect of trading in low-priced stocks, the stock share volume rose 134%. Total DARTs for cleared and execution-only customers, for the current quarter, increased 128% to 3.3 million, compared to 1.5 million for the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current quarter, increased 128% to 3.0 million, compared to 1.3 million for the prior year quarter. Average commission per commissionable order for cleared customers, for the current quarter, decreased 30% to $2.31, compared to $3.30 for the prior year quarter, reflecting smaller average order sizes in options, futures and foreign exchange as well as higher exchange rebates passed through to our customers.

Other Fees and Services

We earn fee income on services provided to our customers, which includes market data fees, risk exposure fees, minimum activity fees, payments for order flow from exchange-mandated programs, and other fees and services charged to customers.

Other fees and services, for the current quarter, increased $18 million, or 47%, compared to the prior year quarter, to $56 million, driven by a $7 million increase in IPO-related fee income, a $6 million increase in market data fee income, and a $3 million increase in payments for order flow income from options exchange-mandated programs; partially offset by a $2 million decrease in FDIC Insured Bank Deposit Sweep Program fee income.

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

Other income, for the current quarter, increased $151 million, compared to the prior year quarter, to $120 million. This increase was mainly comprised of $107 million related to our strategic investment in Tiger Brokers, which swung to a $99 million mark-to-market gain in the current quarter from an $8 million mark-to-market loss in the prior year quarter and $47 million related to our currency diversification strategy, which lost $2 million in the current quarter compared to a loss of $49 million in the prior year quarter.

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

Net interest income (interest income less interest expense), for the current quarter, increased $49 million, or 19%, compared to the prior year quarter, to $305 million. The increase in net interest income was driven by strong securities lending activity, tempered by a decrease in the average Federal Funds effective rate, which reduced earnings on segregated customer cash and margin lending.

Net interest income on customer balances, for the current quarter, decreased $48 million, compared to the prior year quarter, driven by a decrease in the average federal funds effective rate to 0.08% from 1.25% in the prior year quarter. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current quarter.

We earn income on securities loaned and borrowed to support customer long and short stock holdings in margin accounts. In addition, our Stock Yield Enhancement Program provides an opportunity for customers with fully-paid stock to allow us to lend it out. We pay customers a rebate on the cash collateral generally equal to 50% of the income we earn from lending the shares. At March 31, 2021, we placed cash and/or U.S. Treasury securities as collateral securing the loans in the customer’s account, held in segregated accounts or at an affiliate acting as collateral agent for the benefit of the customer.

In the current quarter, average securities borrowed increased 34%, to $5.1 billion and average securities loaned increased 145%, to $11.1 billion, compared to the prior year quarter. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors were looking to sell short. During the current quarter, net interest earned from securities lending transactions increased $113 million, or 182%, compared to the prior year quarter, as we were able to satisfy investor demand for more of the hard-to-borrow securities they sought to sell short. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

The Company measures return on interest-earning assets using net interest margin (“NIM”). NIM is computed by dividing the annualized net interest income by the average interest-earning assets for the period. Interest-earning assets consist of cash and securities segregated for regulatory purposes (including U.S. government securities and securities purchased under agreements to resell), customer margin loans, securities borrowed, other interest-earning assets (solely firm assets), and customer cash balances swept into FDIC insured banks as part of our Insured Bank Deposit Sweep Program. Interest-bearing liabilities consist of customer credit balances, securities loaned, and other interest-bearing liabilities.

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

	Three Months Ended March 31,
	2021	2020

	(in millions)
Average interest-earning assets
Segregated cash and securities	$46,726	$33,864
Customer margin loans	39,964	27,096
Securities borrowed	5,108	3,816
Other interest-earning assets	5,416	5,668
FDIC sweeps [1]	2,817	2,532
	$100,031	$72,976

Average interest-bearing liabilities
Customer credit balances	$77,887	$58,499
Securities loaned	11,117	4,529
Other interest-bearing liabilities	138	618
	$89,142	$63,646

Net Interest income
Segregated cash and securities, net	$2	$106
Customer margin loans [2]	117	139
Securities borrowed and loaned, net	175	62
Customer credit balances, net [2]	9	(69)
Other net interest income [1,3]	9	26
Net interest income [3]	$312	$264

Net interest margin ("NIM")	1.26%	1.45%

Annualized Yields
Segregated cash and securities	0.02%	1.26%
Customer margin loans	1.19%	2.06%
Customer credit balances	-0.05%	0.47%

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

(3)Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s condensed consolidated statements of comprehensive income. For the three months ended March 31, 2021 and 2020, $8 million and $4 million were reported in other fees and services, respectively, and -$1 million and $4 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current quarter, increased $30 million, or 13%, compared to the prior year quarter, to $254 million, mainly due to a $22 million increase in general and administrative expenses, a $17 million increase in employee compensation and benefits, a $3 million increase in occupancy expenses, and a $2 million increase in communications expense; partially offset by a $9 million decrease in execution, clearing and distribution fees, and a $5 million decrease in customer bad debt expense. As a percentage of total net revenues, non-interest expenses were 28% for the current quarter and 42% for the prior year quarter.

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

Execution, clearing and distribution fees, for the current quarter, decreased $9 million, or 12%, compared to the prior year quarter, to $68 million, driven by a $32 million decrease in exchange fees, due to higher offsetting volume-related liquidity rebates received from certain exchanges; partially offset by an $11 million increase in regulatory transaction fees; a $6 million increase in clearing and depository fees; and a $5 million increase in market data fees.

Employee Compensation and Benefits

Employee compensation and benefits include salaries, bonuses and other incentive compensation plans, group insurance, contributions to benefit programs and other related employee costs.

Employee compensation and benefits expenses, for the current quarter, increased $17 million, or 21%, compared to the prior year quarter, to $97 million, associated with a 26% increase in the average number of employees to 2,110 for the current quarter, compared to 1,673 for the prior year quarter. We continued to add staff in customer service, compliance, and software development. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 11% for the current quarter and 15% for the prior year quarter.

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

Occupancy, depreciation and amortization expenses, for the current quarter, increased $3 million, or 18%, compared to the prior year quarter, to $20 million, mainly due to higher costs related to the expansion of our physical space for both offices and data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 2% for the current quarter and 3% for the prior year quarter.

Communications

Communications expenses consist primarily of the cost of voice and data telecommunications lines supporting our business, including connectivity to exchanges and market centers around the world.

Communications expenses, for the current quarter, increased $2 million compared to the prior year quarter, to $8 million.

General and Administrative

General and administrative expenses consist primarily of advertising; professional services expenses, such as legal and audit work; legal and regulatory matters; and other operating expenses.

General and administrative expenses, for the current quarter, increased $22 million, or 59%, compared to the prior year quarter, to $59 million, primarily due to $19 million in additional costs for Brexit-related regulatory onboarding to bring our new brokerage operations on line in Europe. As a percentage of total net revenues, general and administrative expenses were 7% for both the current quarter and the prior year quarter.

Customer Bad Debt

Customer bad debt expense consists primarily of losses incurred by customers in excess of their assets with us, net of amounts recovered by us.

Customer bad debt expense, for the current quarter, decreased $5 million, compared to the prior year quarter, to $2 million.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current quarter, increased $35 million, or 194%, compared to the prior year quarter, to $53 million, primarily due to (1) higher income tax expense attributable to our operating subsidiaries outside the United States (“U.S.”), driven by higher income before taxes and an additional $6 million expense related to the consolidation of European operations in the aftermath of Brexit; and (2) higher U.S. income tax expense driven by higher income before taxes and IBG, Inc.’s higher ownership percentage of IBG LLC which rose from 18.5% to 21.8%.

The table below presents information about our income tax expense for the periods indicated.

	Three Months Ended March 31,
	2021	2020

	(in millions, except %)
Consolidated
Consolidated income before income taxes	$639	$308
IBG, Inc. stand-alone income before income taxes	-	-
Operating subsidiaries income before income taxes	$639	$308

Operating subsidiaries
Income before income taxes	$639	$308
Income tax expense	26	9
Net income available to members	$613	$299

IBG, Inc.
Average ownership percentage in IBG LLC	21.8%	18.5%
Net income available to IBG, Inc. from operating subsidiaries	$134	$55
IBG, Inc. stand-alone income before income taxes	-	-
Income before income taxes	134	55
Income tax expense	27	9
Net income available to common stockholders	$107	$46

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$26	$9
Income tax expense attributable to IBG, Inc.	27	9
Consolidated income tax expense	$53	$18

Operating Results

Income before income taxes, for the current quarter, increased $331 million, or 107%, to $639 million, compared to the prior year quarter. Pretax profit margin was 72% for the current quarter and 58% for the prior year quarter.

Comparing our operating results for the current quarter to the prior year quarter, using non-GAAP financial measures described below, adjusted net revenues were $796 million, up 37%; adjusted income before income taxes was $542 million, up 52%; and adjusted pre-tax profit margin was 68% for the current quarter and 61% for the prior year quarter. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

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

•We define adjusted net revenues as net revenues adjusted to remove the effect of our currency diversification strategy and net mark-to-market gains (losses) on investments.

•We define adjusted income before income taxes as income before income taxes adjusted to remove the effect of our currency diversification strategy and net mark-to-market gains (losses) on investments.

•We define adjusted net income available to common stockholders as net income available for common stockholders adjusted to remove the after-tax effects attributable to IBG, Inc. of our currency diversification strategy and net mark-to-market gains (losses) on investments.

Mark-to-market on investments represents the net mark-to-market gains (losses) on our U.S. government securities portfolio, which are typically held to maturity, investments in equity securities that do not qualify for equity method accounting which are measured at fair value, and equity securities taken over by the Company from customers related to losses on margin loans described below.

The effect of our currency diversification strategy and net mark-to-market gains (losses) on investments are excluded because management does not believe they are indicative of our underlying core business performance.

These non-GAAP financial measures should be considered in addition to, rather than as a substitute for, measures of financial performance prepared in accordance with GAAP(1).

__________________________

(1) Refers to generally accepted accounting principles in the United States.

The tables below present a reconciliation of consolidated GAAP to non-GAAP financial measures for the periods indicated.

	Three Months Ended March 31,
	2021	2020

	(in millions)

Adjusted net revenues

Net revenues - GAAP	$893	$532
Non-GAAP adjustments
Currency diversification strategy, net	2	49
Mark-to-market on investments	(99)	-
Total non-GAAP adjustments	(97)	49
Adjusted net revenues	$796	$581

	Three Months Ended March 31,
	2021	2020

	(in millions)

Adjusted income before income taxes

Income before income taxes - GAAP	$639	$308
Non-GAAP adjustments
Currency diversification strategy, net	2	49
Mark-to-market on investments	(99)	-
Total non-GAAP adjustments	(97)	49
Adjusted income before income taxes	$542	$357

Adjusted pre-tax profit margin	68%	61%

	Three Months Ended March 31,
	2021	2020

	(in millions)

Adjusted net income available for common stockholders

Net income available for common stockholders - GAAP	$107	$46
Non-GAAP adjustments
Currency diversification strategy, net	0	9
Mark-to-market on investments	(22)	-
Income tax effect of above adjustments[1]	4	(2)
Total non-GAAP adjustments	(17)	7
Adjusted net income available for common stockholders	$90	$54

Note: Amounts may not add due to rounding.

	Three Months Ended March 31,
	2021	2020

	(in dollars, except share amounts)

Adjusted diluted EPS

Diluted EPS - GAAP	$1.16	$0.60
Non-GAAP adjustments
Currency diversification strategy, net	0.00	0.12
Mark-to-market on investments	(0.24)	0.00
Income tax effect of above adjustments[1]	0.05	(0.02)
Total non-GAAP adjustments	(0.19)	0.09
Adjusted diluted EPS	$0.98	$0.69

Diluted weighted average common shares outstanding	91,766,142	77,568,464

Note: Amounts may not add due to rounding.

______________________________

(1)The income tax effect is estimated using the corporate income tax rates applicable to the Company.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of investments of customer funds, collateralized receivables arising from customer-related and proprietary securities transactions, and exchange-listed marketable securities, which are marked-to-market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed and securities purchased under agreements to resell. As of March 31, 2021, total assets were $103.8 billion of which approximately $102.8 billion, or 99.0%, were considered liquid.

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

As of March 31, 2021, liability balances in connection with short-term borrowings were lower than the average monthly balance during the current quarter, and securities loaned and payable to customers were higher than their average monthly balance during the current quarter.

Cash and cash equivalents held by our non-U.S. operating subsidiaries as of March 31, 2021 were $966 million ($1,560 million as of December 31, 2020). These funds are primarily intended to finance each individual operating subsidiary’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. As of March 31, 2021, we had no intention to repatriate any amounts from non-U.S. operating subsidiaries. With the enactment of the U.S. Tax Cuts and Jobs Act on December 22, 2017, we recognized a liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries for the year ended December 31, 2017. As a result, in the event dividends were to be paid to the Company in the future by a non-U.S. operating subsidiaries, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 16% to $9.4 billion as of March 31, 2021 from $8.1 billion as of March 31, 2020. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The table below presents our cash flows from operating activities, investing activities and financing activities for the periods indicated.

	Three Months Ended March 31,
	2021	2020

	(in millions)
Net cash provided by operating activities	$3,734	$5,203
Net cash used in investing activities	(21)	(11)
Net cash used in financing activities	(1)	(63)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(76)	(38)
Increase in cash, cash equivalents, and restricted cash	$3,636	$5,091

Our cash flows from operating activities are largely a reflection of the changes in customer credit and margin loan balances. Our cash flows from investing activities are primarily related to other investments, capitalized internal software development, purchases and sales of memberships, trading rights and shares at exchanges where we trade, and strategic investments where such investments may enable us to offer better execution alternatives to our current and prospective customers, allow us to influence exchanges to provide competing products at better prices using sophisticated technology, or enable us to acquire either technology or customers faster than we could develop them on our own. Our cash flows from financing activities are comprised of short-term borrowings, issuances and redemptions of short-term senior notes, capital transactions, and payments made to Holdings under the Tax Receivable Agreement. Short-term borrowings from banks, and through our senior notes program are part of our daily cash management in support of operating activities. Capital transactions consist primarily of quarterly dividends paid to common stockholders and related distributions paid to Holdings.

Three months Ended March 31, 2021: Our cash, cash equivalents, and restricted cash (i.e., cash and cash equivalents that are subject to withdrawal or usage restrictions) increased by $3,636 million to $23.8 billion for the three months ended March 31, 2021. We raised $3,734 million in net cash from operating activities mainly driven by customer credit balances which increased by $5.3 billion; investments in securities segregated for regulatory purposes which decreased $2.8 billion; partially offset by customer margin loans which increased by $3.3 billion. We used net cash of $22 million in our investing and financing activities, primarily for distributions to noncontrolling interests, dividends paid to our common stockholders, and issuances and redemptions of short-term senior notes. Investing activities mainly consisted of purchases of other investments and property, equipment and intangible assets.

Three months Ended March 31, 2020: For a discussion of changes in cash flows for the three months ended March 31, 2020 refer to our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020.

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

During the three months ended March 31, 2021 IBG LLC issued senior notes of $602 million and redeemed senior notes of $498 million, respectively. The senior notes carried a weighted average interest rate of 1%. As of March 31, 2021, IBG LLC had $200 million of senior notes outstanding, all of which carry a 1% per annum interest rate, and are included in short-term borrowings in the condensed consolidated statements of financial condition.

Regulatory Capital Requirements

As of March 31, 2021, all of the operating subsidiaries were in compliance with their respective regulatory capital requirements. For additional information regarding our regulatory capital requirements see Note 15 – ‘‘Regulatory Requirements’’ to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were approximately $21 million and $12 million for the three months ended March 31, 2021 and 2020, respectively. In the future, we plan to meet capital expenditure needs with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

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

Strategic Investments and Acquisitions

We regularly evaluate potential strategic investments and acquisitions. We hold strategic investments in certain electronic trading exchanges, including BOX Options Exchange, LLC. We also hold a strategic investment in Tiger Brokers, an online stock brokerage established for Chinese retail and institutional customers, in which we have a beneficial ownership interest of 7.6%.

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

As of March 31, 2021, other than the transaction disclosed above there were no other definitive agreements with respect to any material acquisition.

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

Accounting Pronouncements Issued But Not Yet Adopted

For additional information regarding FASB Accounting Standards Updates (“ASU”s) that have been issued but not yet adopted and that may impact the Company, refer to Note 2 – “Significant Accounting Policies” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on form 10-Q. As of March 31, 2021, there were no accounting pronouncements issued but not adopted that were relevant to the Company.

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

Foreign Currency Exposure

As a result of our international activities and accumulated earnings in our foreign subsidiaries, our income and net worth is exposed to fluctuations in foreign exchange rates. For example, our European operations and some of our Asian operations are conducted by our Swiss subsidiary, IBKRFS. IBKRFS is regulated by the Swiss Financial Market Supervisory Authority as a securities dealer and its financial statements are presented in Swiss francs. Accordingly, IBKRFS is exposed to certain foreign exchange risks as described below:

•IBKRFS buys and sells securities denominated in various currencies and carries bank balances and borrows and lends such currencies in its regular course of business. At the end of each accounting period, IBKRFS’ assets and liabilities are revalued into Swiss francs for presentation in its financial statements. The resulting foreign currency gains or losses are reported in IBKRFS’ income statement and, as translated into U.S. dollars for U.S. GAAP purposes, in our condensed consolidated statements of comprehensive income, as a component of other income.

•IBKRFS’ financial statements are presented in Swiss francs (i.e., its functional currency) as noted above. At the end of each accounting period, IBKRFS’ net worth is translated at the then prevailing exchange rate into U.S. dollars and the resulting translation gain or loss is reported as OCI in our condensed consolidated statements of financial condition and condensed consolidated statements of comprehensive income. OCI is also produced by our other non-U.S. subsidiaries.

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

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL increased 1.57%, as of March 31, 2021 compared to March 31, 2020. As of March 31, 2021, approximately 26% of our equity was denominated in currencies other than the U.S. dollar.

The table below presents a comparison of the U.S. dollar equivalent of the GLOBAL for the periods indicated.

		As of 3/31/2020					As of 3/31/2021
			GLOBAL in	% of	Net Equity	New		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.68	1.0000	0.680	71.0%	$5,787	0.72	1.0000	0.720	74.0%	$6,988	3.0%
EUR	0.09	1.1036	0.099	10.4%	845	0.09	1.1730	0.106	10.9%	1,025	0.5%
JPY	4.41	0.0093	0.041	4.3%	349	3.91	0.0090	0.035	3.6%	343	-0.7%
GBP	0.02	1.2416	0.025	2.6%	211	0.02	1.3784	0.028	2.8%	267	0.2%
CHF	0.02	1.0405	0.021	2.2%	177	0.02	1.0597	0.021	2.2%	206	0.0%
CNH	0.10	0.1410	0.014	1.5%	120	0.13	0.1524	0.020	2.0%	192	0.6%
INR	1.10	0.0133	0.015	1.5%	124	1.10	0.0137	0.015	1.5%	146	0.0%
CAD	0.02	0.7111	0.014	1.5%	121	0.02	0.7961	0.012	1.2%	116	-0.3%
AUD	0.02	0.6137	0.012	1.3%	105	0.02	0.7596	0.011	1.2%	110	-0.1%
HKD	0.14	0.1290	0.018	1.9%	154	0.04	0.1286	0.005	0.5%	44	-1.4%
MXN	0.17	0.0422	0.007	0.7%	61	-	-	-	0.0%	-	-0.7%
SEK	0.05	0.1010	0.005	0.5%	43	-	-	-	0.0%	-	-0.5%
NOK	0.03	0.0961	0.003	0.3%	25	-	-	-	0.0%	-	-0.3%
DKK	0.02	0.1478	0.003	0.3%	25	-	-	-	0.0%	-	-0.3%
			0.957	100.0%	$8,147			0.972	100.0%	$9,437	0.0%

The effects of our currency diversification strategy appear in two places in the condensed consolidated financial statements: (1) as a component of other income in the condensed consolidated statements of comprehensive income and (2) as OCI in the condensed consolidated statements of financial condition and the condensed consolidated statements of comprehensive income. The full effect of the GLOBAL is captured in the condensed consolidated statements of comprehensive income.

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

Interest Rate Risk

We had no variable-rate debt outstanding as of March 31, 2021.

We pay our customers interest based on benchmark overnight interest rates in various currencies, when interest rates are above a benchmark rate plus a small spread, on cash balances above $10 thousand (or equivalent) in securities accounts holding more than $100 thousand and at lower, tiered rates for accounts holding less than $100 thousand (or equivalent) net asset value. In a normal rate environment, we typically invest a portion of these funds in U.S. government securities with maturities of up to two years. If interest rates were to increase rapidly and substantially, our net interest income would not increase proportionally with the interest rates for the portion of the funds invested in the U.S. government securities with fixed yields. In addition, the mark-to-market changes in the value of these fixed rate securities will be reflected in other income, instead of net interest income. Based on customer balances and investments outstanding as of March 31, 2021, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $105 million over the first year and $110 million on an annualized basis, assuming the full effect of reinvestment at higher rates. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Based on customer balances and investments outstanding as of March 31, 2021, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $37 million over the first year and $38 million on an annualized basis, assuming the full effect of reinvestment at lower rates.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of March 31, 2021, we had $42.6 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

We have a comprehensive policy implemented in accordance with regulatory standards to assess and monitor the suitability of investors to engage in various trading activities. To mitigate our risk, we also continuously monitor customer accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us.

Our credit exposure is to a great extent mitigated by our real-time margining system, which automatically evaluates each account throughout the trading day and closes out positions automatically for accounts that are found to be under-margined. While this methodology is effective in most situations, it may not be effective in situations where no liquid market exists for the relevant securities or commodities or where, for any reason, automatic liquidation for certain accounts has been disabled. Our Risk Management Committee continually monitors and evaluates our risk management policies, including the implementation of policies and procedures to enhance the detection and prevention of potential events to mitigate margin loan losses.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on March 1, 2021 except as updated in Note 13 - “Commitments, Contingencies, and Guarantees” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in under Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 1, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 27, 2020, the Company filed a Prospectus Supplement on Form 424B (File Number 333-240121) with the SEC to register up to 990,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform, increase assets held with the Company’s brokerage subsidiaries and enhance customer loyalty. During the quarter ended March 31, 2021, the Company issued 50,000 shares to IBG LLC for distribution to eligible customers of certain of its subsidiaries.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. Exhibits

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Interactive Brokers Group, Inc. (filed as Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**

3.2	Amended bylaws of Interactive Brokers Group, Inc. (filed as Exhibit 3.1 to the Form 8-K filed by the Company on February 24, 2016).**
4.1	Description of the Registrant’s Securities.**
10.1	Amended and Restated Operating Agreement of IBG LLC (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**
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

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, are the following materials formatted in iXBRL (Inline eXtensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Condensed Consolidated Financial Statements tagged in detail levels 1-4.

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

Date: May 10, 2021