Form 10-Q
period 2021-06-30
Interactive Brokers Group, Inc.
filed 2021-08-09
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021 OR

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

As of August 5, 2021, there were 98,143,146 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	June 30,	December 31,
(in millions, except share amounts)	2021	2020
Assets
Cash and cash equivalents	$3,218	$4,292
Cash - segregated for regulatory purposes	22,099	15,903
Securities - segregated for regulatory purposes	15,635	27,821
Securities borrowed	3,630	4,956
Securities purchased under agreements to resell	4,166	792
Financial instruments owned, at fair value
Financial instruments owned	657	544
Financial instruments owned and pledged as collateral	69	86
Total financial instruments owned, at fair value	726	630
Receivables
Customers, less allowance for credit losses of $10 and $17 as of June 30, 2021 and December 31, 2020	49,954	39,333
Brokers, dealers and clearing organizations	3,983	1,254
Interest	108	104
Total receivables	54,045	40,691
Other assets	812	594
Total assets	$104,331	$95,679
Liabilities and equity
Short-term borrowings	$425	$118
Securities loaned	11,580	9,838
Financial instruments sold, but not yet purchased, at fair value	191	153
Payables
Customers	81,452	75,882
Brokers, dealers and clearing organizations	207	182
Affiliate	199	199
Accounts payable, accrued expenses and other liabilities	340	298
Interest	9	6
Total payables	82,207	76,567
Total liabilities	94,403	86,676
Commitments, contingencies and guarantees (see Note 13)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share
Class A – Authorized - 1,000,000,000, Issued - 92,220,818 and 90,909,889 shares, Outstanding – 92,045,760 and 90,773,105 shares as of June 30, 2021 and December 31, 2020	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	1,277	1,244
Retained earnings	864	683
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of June 30, 2021 and December 31, 2020	14	26
Treasury stock, at cost, 175,058 and 136,784 shares as of June 30, 2021 and December 31, 2020	(6)	(3)
Total stockholders’ equity	2,150	1,951
Noncontrolling interests	7,778	7,052
Total equity	9,928	9,003
Total liabilities and equity	$104,331	$95,679

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share or per share amounts)	2021	2020	2021	2020
Revenues
Commissions	$307	$276	$719	$545
Other fees and services	55	40	111	78
Other income (loss)	118	27	238	(4)
Total non-interest income	480	343	1,068	619

Interest income	307	244	697	613
Interest expense	(33)	(48)	(118)	(161)
Total net interest income	274	196	579	452
Total net revenues	754	539	1,647	1,071

Non-interest expenses
Execution, clearing and distribution fees	54	76	122	153
Employee compensation and benefits	96	82	193	162
Occupancy, depreciation and amortization	19	17	39	34
Communications	8	7	16	13
General and administrative	35	132	94	169
Customer bad debt	1	3	3	10
Total non-interest expenses	213	317	467	541
Income before income taxes	541	222	1,180	530
Income tax expense	35	15	88	33
Net income	506	207	1,092	497
Less net income attributable to noncontrolling interests	414	175	893	419
Net income available for common stockholders	$92	$32	$199	$78

Earnings per share
Basic	$1.01	$0.41	$2.19	$1.01
Diluted	$1.00	$0.40	$2.17	$1.00
Weighted average common shares outstanding
Basic	91,365,234	77,357,609	91,078,868	77,054,388
Diluted	92,199,169	78,031,462	91,984,246	77,799,963

Comprehensive income
Net income available for common stockholders	$92	$32	$199	$78
Other comprehensive income
Cumulative translation adjustment, before income taxes	5	4	(12)	(3)
Income taxes related to items of other comprehensive income	—	—	—	—
Other comprehensive income (loss), net of tax	5	4	(12)	(3)
Comprehensive income available for common stockholders	$97	$36	$187	$75

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$414	$175	$893	$419
Other comprehensive income - cumulative translation adjustment	16	18	(43)	(13)
Comprehensive income attributable to noncontrolling interests	$430	$193	$850	$406

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in millions)	2021	2020
Cash flows from operating activities
Net income	$1,092	$497
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	29	10
Depreciation and amortization	25	20
Amortization of right-of-use assets	11	10
Employee stock plan compensation	34	29
Unrealized (gain) loss on other investments, net	(225)	2
Bad debt expense	3	10
Shares distributed to customers under IBKR Promotions	4	—
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	12,186	(15,626)
Securities borrowed	1,326	(920)
Securities purchased under agreements to resell	(3,374)	1,744
Financial instruments owned, at fair value	(86)	1,020
Receivables from customers	(10,624)	5,616
Other receivables	(2,733)	(633)
Other assets	(17)	(1)
Securities loaned	1,742	1,446
Securities sold under agreement to repurchase	—	(1,909)
Financial instruments sold, but not yet purchased, at fair value	38	(223)
Payable to customers	5,570	12,548
Other payables	57	6
Net cash provided by operating activities	5,058	3,646
Cash flows from investing activities
Purchases of other investments	(4)	(2)
Distributions received and proceeds from sales of other investments	4	1
Purchase of property, equipment and intangible assets	(38)	(22)
Net cash used in investing activities	(38)	(23)
Cash flows from financing activities
Short-term borrowings, net	151	123
Dividends paid to stockholders	(18)	(15)
Distributions from IBG LLC to noncontrolling interests	(131)	(182)
Repurchases of common stock for employee tax withholdings under stock incentive plans	(27)	(17)
Proceeds from the sale of treasury stock	26	18
Issuances of senior notes	1,237	—
Redemptions of senior notes	(1,081)	—
Payments made under the Tax Receivable Agreement	—	(17)
Net cash used in financing activities	157	(90)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(55)	(16)
Net increase in cash, cash equivalents, and restricted cash	5,122	3,517
Cash, cash equivalents, and restricted cash at beginning of period	20,195	12,282
Cash, cash equivalents, and restricted cash at end of period	$25,317	$15,799
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	3,218	3,115
Cash segregated for regulatory purposes	22,099	12,684
Cash, cash equivalents, and restricted cash at end of period	$25,317	$15,799
Supplemental disclosures of cash flow information
Cash paid for interest	$115	$187
Cash paid for taxes, net	$43	$21
Cash paid for amounts included in lease liabilities	$12	$10
Non-cash financing activities
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$24	$21
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(24)	$(21)

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Six Months Ended June 30, 2021

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2021	90,909,889	$1	$1,244	$(3)	$683	$26	$1,951	$7,052	$9,003
Issuance of common stock - IBKR Promotion	50,000			(3)			(3)	3	—
Net distribution of common stock - IBKR Promotion				2			2		2
Compensation for stock grants vesting in the future			4				4	13	17
Dividends paid to stockholders					(9)		(9)		(9)
Distributions from IBG LLC to noncontrolling interests							—	(86)	(86)
Adjustments for changes in proportionate ownership in IBG LLC			1				1	(1)	—
Comprehensive income					107	(17)	90	420	510
Balance, March 31, 2021	90,959,889	$1	$1,249	$(4)	$781	$9	$2,036	$7,401	$9,437
Common stock distributed pursuant to stock incentive plans	1,210,929						—
Issuance of common stock - IBKR Promotion	50,000		1	(4)			(3)	3	—
Net distribution of common stock - IBKR Promotion				2			2		2
Compensation for stock grants vesting in the future			4				4	13	17
Repurchases of common stock for employee tax withholdings under stock incentive plans				(27)			(27)		(27)
Sales of treasury stock				27			27	(1)	26
Dividends paid to stockholders					(9)		(9)		(9)
Distributions from IBG LLC to noncontrolling interests							—	(45)	(45)
Adjustments for changes in proportionate ownership in IBG LLC			23				23	(23)	—
Comprehensive income					92	5	97	430	527
Balance, June 30, 2021	92,220,818	$1	$1,277	$(6)	$864	$14	$2,150	$7,778	$9,928

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 22.0% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker specializing in executing and clearing trades in stocks, options, futures, foreign exchange instruments, bonds, mutual funds and exchange traded funds (“ETFs”) on more than 135 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Ireland, Luxembourg, Switzerland, Hungary, India, China (Hong Kong and Shanghai), Japan, Singapore, and Australia. As of June 30, 2021, the Company had 2,429 employees worldwide.

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

In March 2020, the World Health Organization recognized the outbreak of the Coronavirus Disease 2019 (“COVID-19”) caused by a novel strain of the coronavirus as a pandemic. The pandemic has affected all countries in which the Company operates. The response of governments and societies to the COVID-19 pandemic, which includes temporary closures of certain businesses; social distancing; travel restrictions, “shelter in place” and other governmental regulations; and reduced consumer spending due to job losses, has significantly impacted volatility in the financial, commodities and energy markets, and general economic conditions.

The effects of the COVID-19 pandemic on the Company’s financial results which may have lasting effects as more investors are brought into the financial markets can be summarized as follows: (1) higher commission revenue due to increased trading activity and a higher rate of customer accounts opened throughout 2020 and into 2021; and (2) generally lower net interest margin resulting from lower benchmark interest rates.

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

The table below presents the composition of the Company’s securities segregated for regulatory purposes for the periods indicated.

	June 30,	December 31,
	2021	2020

	(in millions)

U.S. government securities	$3,925	$4,750
Securities purchased under agreements to resell [1]	11,710	23,071
	$15,635	$27,821

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below presents the composition of the Company’s investments for the periods indicated.

	June 30,	December 31,
	2021	2020

	(in millions)

Equity method investments[1]	$14	$11
Investments in equity securities at adjusted cost[2]	13	10
Investments in equity securities at fair value[2]	291	80
Investments in exchange memberships and equity securities of certain exchanges[2]	3	3
	$321	$104

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

FASB Standards Adopted During 2021

Standard	Summary of guidance	Effect on financial statements
Income Taxes (Topic 740) Issued December 2019	• Simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740.	• Adopted January 1, 2021. • The adoption of the changes did not have a material impact on the Company’s consolidated financial statements.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of June 30, 2021, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.  Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of June 30, 2021.

	IBG, Inc.	Holdings	Total
Ownership %	22.0%	78.0%	100.0%
Membership interests	92,091,373	325,960,034	418,051,407

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

Since consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of June 30, 2021 and December 31, 2020, 1,000,000,000 shares of Class A common stock were authorized, of which 92,220,818 and 90,909,889 shares have been issued; and 92,045,760 and 90,773,105 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of June 30, 2021 and December 31, 2020, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of June 30, 2021 and December 31, 2020, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of June 30, 2021 and December 31, 2020, the unamortized balance of these deferred tax assets was $175 million and $190 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid-in capital arising from stock offerings from the date of the IPO through June 30, 2021 were $585 million, $497 million, and $88 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $205 million through June 30, 2021 pursuant to the terms of the Tax Receivable Agreement.

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

As a consequence of these redemption transactions, and distribution of shares to employees (see Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 22.0%, with Holdings owning the remaining 78.0% as of June 30, 2021. The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 89.6% as of June 30, 2021.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On July 27, 2020, the Company filed a Prospectus Supplement on Form 424B (File Number 333-240121) with the SEC to register up to 990,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of an offer to receive such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform, increase assets held with the Company’s brokerage business and enhance customer loyalty. During the six months ended June 30, 2021, the Company issued 100,000 shares to IBG LLC for distribution to eligible customers of certain of its subsidiaries.

On July 30, 2021, the Company filed a Prospectus Supplement on Form 424B5 with the SEC to issue 6,079,542 shares of common stock (with a fair value of $376 million) in exchange for an equivalent number of shares of member interests in IBG LLC. This issuance of shares increased the Company’s ownership in IBG LLC from 22.0% to 23.5%. This redemption also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates to approximately 90.6% as of July 30, 2021.

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions, except share or per share amounts)

Basic earnings per share
Net income available for common stockholders	$92	$32	$199	$78
Weighted average shares of common stock outstanding
Class A	91,365,134	77,357,509	91,078,768	77,054,288
Class B	100	100	100	100
	91,365,234	77,357,609	91,078,868	77,054,388
Basic earnings per share	$1.01	$0.41	$2.19	$1.01

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions, except share or per share amounts)

Diluted earnings per share
Net income available for common stockholders	$92	$32	$199	$78
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	91,365,134	77,357,509	91,078,768	77,054,288
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	833,935	673,853	905,378	745,575
Class B	100	100	100	100
	92,199,169	78,031,462	91,984,246	77,799,963
Diluted earnings per share	$1.00	$0.40	$2.17	$1.00

Member Distributions and Stockholder Dividends

During the six months ended June 30, 2021, IBG LLC made distributions totaling $167 million, to its members, of which IBG, Inc.’s proportionate share was $36 million. In March and June 2021, the Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $9 million and $9 million respectively.

On July 20, 2021, the Company declared a cash dividend of $0.10 per common share, payable on September 14, 2021 to stockholders of record as of September 1, 2021.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5.  Comprehensive Income

The table below presents comprehensive income and earnings per share on comprehensive income for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$97	$36	$187	$75

Earnings per share on comprehensive income
Basic	$1.06	$0.46	$2.06	$0.97
Diluted	$1.05	$0.46	$2.04	$0.96
Weighted average common shares outstanding
Basic	91,365,234	77,357,609	91,078,868	77,054,388
Diluted	92,199,169	78,031,462	91,984,246	77,799,963

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

	Financial Assets at Fair Value as of June 30, 2021

	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes	$3,925	$—	$—	$3,925
Financial instruments owned, at fair value
Stocks	647	—	—	647
Options	22	—	—	22
U.S. and foreign government securities	44	—	—	44
Corporate bonds	—	—	1	1
Precious metals	—	11	—	11
Currency forward contracts	—	1	—	1
Total financial instruments owned, at fair value	713	12	1	726

Other assets - other investments at fair value	291	—	—	291
Total financial assets at fair value	$4,929	$12	$1	$4,942

	Financial Liabilities at Fair Value as of June 30, 2021
	Level 1	Level 2	Level 3	Total

	(in millions)

Financial instruments sold, but not yet purchased, at fair value
Stocks	$147	$—	$—	$147
Options	25	—	—	25
Precious metals	—	3	—	3
Currency forward contracts	—	16	—	16
Total financial instruments sold, but not yet purchased, at fair value	172	19	—	191
Total financial liabilities at fair value	$172	$19	$—	$191

	Financial Assets at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes	$4,750	$—	$—	$4,750
Financial instruments owned, at fair value
Stocks	558	—	1	559
Options	28	—	—	28
U.S. and foreign government securities	33	—	—	33
Corporate bonds	—	—	1	1
Currency forward contracts	—	9	—	9
Total financial instruments owned, at fair value	619	9	2	630

Other assets - other investments at fair value	80	—	—	80
Total financial assets at fair value	$5,449	$9	$2	$5,460

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Liabilities at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total

	(in millions)

Financial instruments sold, but not yet purchased, at fair value
Stocks	$120	$—	$—	$120
Options	26	—	—	26
Currency forward contracts	—	7	—	7
Total financial instruments sold, but not yet purchased, at fair value	146	7	—	153
Total financial liabilities at fair value	$146	$7	$—	$153

Level 3 Financial Assets and Financial Liabilities

The Company’s Level 3 financial assets are comprised of delisted and illiquid securities reported within financial instruments owned, at fair value in the condensed consolidated statements of financial condition. As of June 30, 2021, Level 3 financial assets included $1 million in corporate bonds which were not traded in active markets and were valued by the Company based on internal estimates.

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

	June 30, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)

Financial assets, not measured at fair value
Cash and cash equivalents	$3,218	$3,218	$3,218	$—	$—
Cash - segregated for regulatory purposes	22,099	22,099	22,099	—	—
Securities - segregated for regulatory purposes	11,710	11,710	—	11,710	—
Securities borrowed	3,630	3,630	—	3,630	—
Securities purchased under agreements to resell	4,166	4,166	—	4,166	—
Receivables from customers	49,954	49,954	—	49,954	—
Receivables from brokers, dealers, and clearing organizations	3,983	3,983	—	3,983	—
Interest receivable	108	108	—	108	—
Other assets	15	16	—	2	14
Total financial assets, not measured at fair value	$98,883	$98,884	$25,317	$73,553	$14

Financial liabilities, not measured at fair value
Short-term borrowings	$425	$425	$—	$425	$—
Securities loaned	11,580	11,580	—	11,580	—
Payables to customers	81,452	81,452	—	81,452	—
Payables to brokers, dealers and clearing organizations	207	207	—	207	—
Interest payable	9	9	—	9	—
Total financial liabilities, not measured at fair value	$93,673	$93,673	$—	$93,673	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)

Financial assets, not measured at fair value
Cash and cash equivalents	$4,292	$4,292	$4,292	$—	$—
Cash - segregated for regulatory purposes	15,903	15,903	15,903	—	—
Securities - segregated for regulatory purposes	23,071	23,071	—	23,071	—
Securities borrowed	4,956	4,956	—	4,956	—
Securities purchased under agreements to resell	792	792	—	792	—
Receivables from customers	39,333	39,333	—	39,333	—
Receivables from brokers, dealers, and clearing organizations	1,254	1,254	—	1,254	—
Interest receivable	104	104	—	104	—
Other assets	13	13	—	2	11
Total financial assets, not measured at fair value	$89,718	$89,718	$20,195	$69,512	$11

Financial liabilities, not measured at fair value
Short-term borrowings	$118	$118	$—	$118	$—
Securities loaned	9,838	9,838	—	9,838	—
Payables to customers	75,882	75,882	—	75,882	—
Payables to brokers, dealers and clearing organizations	182	182	—	182	—
Interest payable	6	6	—	6	—
Total financial liabilities, not measured at fair value	$86,026	$86,026	$—	$86,026	$—

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The tables below present the netting of financial assets and of financial liabilities for the periods indicated.

	June 30, 2021
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statements
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statements of		Statements of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$11,710 [1]	$—		$11,710	$(11,710)	$—
Securities borrowed	3,630	—		3,630	(3,522)	108
Securities purchased under agreements to resell	4,166	—		4,166	(4,166)	—
Financial instruments owned, at fair value
Options	22	—		22	(21)	1
Currency forward contracts	1	—		1	—	1
Total	$19,529	$—		$19,529	$(19,419)	$110

	(in millions)
Offsetting of financial liabilities
Securities loaned	$11,580	$—	$11,580	$(11,029)	$551
Financial instruments sold, but not yet purchased, at fair value
Options	25	—	25	(21)	4
Currency forward contracts	16	—	16	—	16
Total	$11,621	$—	$11,621	$(11,050)	$571

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2020
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statements
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statements of		Statements of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$23,071 [1]	$—		$23,071	$(23,071)	$—
Securities borrowed	4,956	—		4,956	(4,716)	240
Securities purchased under agreements to resell	792	—		792	(792)	—
Financial instruments owned, at fair value
Options	28	—		28	(25)	3
Currency forward contracts	9	—		9	—	9
Total	$28,856	$—		$28,856	$(28,604)	$252

	(in millions)
Offsetting of financial liabilities
Securities loaned	$9,838	$—	$9,838	$(9,246)	$592
Financial instruments sold, but not yet purchased, at fair value
Options	26	—	26	(25)	1
Currency forward contracts	7	—	7	—	7
Total	$9,871	$—	$9,871	$(9,271)	$600

________________________

(1)As of June 30, 2021 and December 31, 2020, the Company had $11.7 billion and $23.1 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

(2)The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 at June 30, 2021 and December 31, 2020.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The tables below present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged for the periods indicated.

	June 30, 2021
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$11,535	$—	$—	$—	$11,535
Corporate bonds	45	—	—	—	45
Total securities loaned	$11,580	$—	$—	$—	$11,580

	December 31, 2020
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$9,811	$—	$—	$—	$9,811
Corporate bonds	27	—	—	—	27
Total securities loaned	$9,838	$—	$—	$—	$9,838

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). Underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of June 30, 2021 and December 31, 2020, approximately $50.0 billion and $39.3 billion, respectively, of customer margin loans were outstanding.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below presents a summary of the amounts related to collateralized transactions for the periods indicated.

	June 30, 2021		December 31, 2020
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)

Securities lending transactions	$67,033	$5,998	$64,436	$4,859
Securities purchased under agreements to resell transactions [1]	15,847	15,642	23,859	23,832
Customer margin assets	60,892	16,510	47,609	14,182
	$143,772	$38,150	$135,904	$42,873

________________________

(1)As of June 30, 2021, $11.7 billion or 75% (as of December 31, 2020, $23.1 billion or 97%) of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of June 30, 2021 and December 31, 2020, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

The table below presents financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, for the periods indicated.

	June 30,	December 31,
	2021	2020

	(in millions)

Stocks	$25	$53
U.S. and foreign government securities	44	33
	$69	$86

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Disaggregation of Revenue

The tables below present revenue from contracts with customers by geographic location, and major types of services for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)

Geographic location [1]
United States	$216	$200	$501	$397
International	146	116	329	226
	$362	$316	$830	$623

Major types of services
Commissions	$307	$276	$719	$545
Market data fees [2]	20	15	39	28
Risk exposure fees [2]	7	1	12	5
Payments for order flow [2]	9	7	19	14
Minimum activity fees [2]	9	7	16	13
Other [2]	10	10	25	18
	$362	$316	$830	$623

_____________________________

(1)Based on the location of the subsidiaries in which the revenues are recorded.

(2)Included in other fees and services in the condensed consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $17 million and $13 million, as of June 30, 2021 and December 31, 2020, respectively, are reported in other assets in the condensed consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized prior to the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in other assets in the condensed consolidated statements of financial condition. As of June 30, 2021 and December 31, 2020, contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. As of June 30, 2021 and December 31, 2020, contract liability balances were not material.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

9.  Other Income

The table below presents the components of other income for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)

Principal transactions	$123	$12	$243	$22
Gains (losses) from currency diversification strategy, net	(9)	16	(11)	(33)
Other, net	4	(1)	6	7
	$118	$27	$238	$(4)

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

10.  Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based operating subsidiaries who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in employee compensation and benefits expenses in the condensed consolidated statements of comprehensive income was $3 million and $2 million of plan contributions for the six months ended June 30, 2021 and 2020, respectively.

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

The table below presents Stock Incentive Plan awards granted and the related fair values since the plan’s inception.

			Fair Value at
			Date of Grant
	Units		($ millions)
Prior periods (since inception)	24,497,626		$561
December 31, 2018	1,146,267		62
December 31, 2019	1,374,217		65
December 31, 2020	1,229,177	[1]	71
	28,247,287		$759

______________________________

(1)Stock Incentive Plan number of granted restricted stock units related to 2020 was adjusted by 7,034 additional restricted stock units during the six months ended June 30, 2021.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, no vested awards remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $34 million and $29 million for the six months ended June 30, 2021 and 2020, respectively. Estimated future compensation costs for unvested awards, net of credits for cancelled awards, as of June 30, 2021 are $32 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes the Stock Incentive Plan activity for the periods indicated.

Stock
Incentive Plan
Units
Balance, December 31, 2020[1]	4,974,355
Granted	—
Cancelled	(23,563)
Distributed	(1,210,929)
Balance, June 30, 2021	3,739,863

_____________________________

(1)Stock Incentive Plan number of granted restricted stock units related to 2020 was adjusted by 7,034 additional restricted stock units during the six months ended June 30, 2021.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company. Through June 30, 2021, a total of 1,148,603 restricted stock units have been distributed under these post-employment provisions. These distributions are included in the table above.

11.  Income Taxes

Income tax expense for the six months ended June 30, 2021 and 2020 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are held directly through a U.S. partnership. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is generally the obligation of the noncontrolling interests. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

As of and for the six months ended June 30, 2021 and 2020, the Company had no material valuation allowances on deferred tax assets.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of June 30, 2021, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2015, and to non-U.S. income tax examinations for tax years prior to 2011.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

12.  Leases

All of the Company’s leases are classified as operating leases and primarily consist of real estate leases for corporate offices, data centers, and other facilities. As of June 30, 2021, the weighted-average remaining lease term on these leases is approximately 7 years and the weighted-average discount rate used to measure the lease liabilities is approximately 4.13%. For the six months ended June 30, 2021, right-of-use assets obtained under new operating leases were $7 million. The Company’s lease agreements do not contain any residual value guarantees, restrictions or covenants.

The table below presents balances reported in the condensed consolidated statements of financial condition related to the Company’s leases for the period indicated.

	June 30,	December 31,
	2021	2020

	(in millions)

Right-of-use assets[1]	$96	$101
Lease liabilities[1]	$116	$120

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)

Operating lease cost	$7	$6	$14	$12
Variable lease cost	1	1	2	2
Total lease cost	$8	$7	$16	$14

The table below reconciles the undiscounted cash flows of the Company’s leases to the present value of its operating lease payments for the periods indicated.

June 30, 2021
(in millions)
2021 (remaining)	$12
2022	21
2023	18
2024	15
2025	15
2026	14
Thereafter	41
Total undiscounted operating lease payments	136
Less: imputed interest	(20)
Present value of operating lease liabilities	$116

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of June 30, 2021 and 2020, accruals for potential losses related to legal, regulatory and governmental actions, and proceedings matters were not material.

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

The United States Court of Appeals for the Federal Circuit affirmed the PTAB’s CBM Review determinations that eight patents were invalid, and vacated the CBM Review determinations of invalidity for four patents, concluding that these patents were not eligible for CBM Review. The District Court proceedings on the four patents where the CBM Review determinations had been vacated thereafter resumed in March 2019.

In June 2021, the District Court granted summary judgment in favor of the Defendants, finding that two of the remaining four patents are invalid. Thereafter, two patents remained in dispute. The District Court trial with respect to these two patents began on August 6, 2021.

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

On September 28, 2016, the District Court issued an order granting the Company’s motion to dismiss the complaint in its entirety, and without providing plaintiff leave to amend. On September 28, 2017, plaintiff appealed to the United States Court of Appeals for the Second Circuit. On September 26, 2018, the Court of Appeals affirmed the dismissal of plaintiff’s claims of breach of contract and commercially unreasonable liquidation but vacated and remanded back to the District Court plaintiff’s claims for negligence. On November 30, 2018, the plaintiff filed a second amended complaint. The Company filed a motion to dismiss the new complaint on January 15, 2019, which was denied on September 30, 2019. On December 9, 2019, the Company filed a motion requesting that the District Court certify to the Connecticut Supreme Court two questions of Connecticut law directly relevant to the motion to dismiss. The Court denied the Company’s motion to certify on May 15, 2020. Currently, Plaintiff’s motion for class certification is due on December 1, 2021. The Company does not believe that a purported class action is appropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any particular customer’s margin-deficient account. IB LLC and the related defendants intend to continue to defend themselves vigorously against the case and, consistent with past practice in connection with this type of unwarranted action, any potential claims for counsel fees and expenses incurred in defending the case may be fully pursued against the plaintiff.

“Short Squeeze” Antitrust Litigation

Beginning in late January 2021, more than three dozen federal class action lawsuits were filed in different jurisdictions against various brokers and other market participants claiming that the defendants acted improperly in restricting trading in the shares of and options on GameStop Corp. and other companies that were subject to unusual trading in January 2021 in what has been referred to as the “Reddit-related short-squeeze”. Most of these cases assert federal antitrust claims, including alleging an illegal antitrust conspiracy among the defendants, as well as various state and federal securities-related claims. IB LLC and its affiliates have been named as defendants in several of these class action lawsuits. The cases were consolidated into a multidistrict litigation (“MDL”), and were transferred to the Southern District of Florida on April 1, 2021 for pre-trial proceedings. By the Order dated May 18, 2021, the Court divided the cases into four tranches: (1) antitrust claims (“Antitrust Tranche”); (2) state-law claims against Robinhood entities (“Robinhood Tranche”); (3) state-law claims against other defendants (“Other Broker Tranche”); and (4) federal security law claims (“Federal Securities Tranche”). The same Order appointed lead plaintiffs’ counsel for the Antitrust, Robinhood, and Other Broker Tranches. On July 13, 2021, the plaintiffs voluntarily dismissed the Robinhood Tranche case. Master complaints for the Antitrust and Other Broker Tranche cases were due on July 26, 2021. The defendants’ motions to dismiss for those cases are due on August 30, 2021. The pleading dates for the Federal Securities Tranche will not be set until lead plaintiffs’ counsel for that case is appointed. The Company believes that the claims asserted against IB LLC and its affiliates lack merit on their face and the Company intends to file, at the appropriate time, a motion to dismiss any class action that might name IB LLC and its affiliates as defendants.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)

Net revenues
United States	$565	$390	$1,216	$763
International	189	149	431	308
Total net revenues	$754	$539	$1,647	$1,071
Income before income taxes
United States	$473	$174	$1,029	$418
International	68	48	151	112
Total income before income taxes	$541	$222	$1,180	$530

15.  Regulatory Requirements

As of June 30, 2021, aggregate excess regulatory capital for all operating subsidiaries was $6.2 billion.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes capital, capital requirements and excess regulatory capital as of June 30, 2021.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)

IB LLC	$4,831	$912	$3,919
IBKRFS	611	11	600
IBHK	788	330	458
Other regulated operating subsidiaries	1,721	513	1,208
	$7,951	$1,766	$6,185

Regulatory capital requirements could restrict the operating subsidiaries from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain operating subsidiaries are subject to other regulatory restrictions and requirements.

As of June 30, 2021, all regulated operating subsidiaries were in compliance with their respective regulatory capital requirements.

16.  Related Party Transactions

Receivable from affiliate, reported in other assets in the condensed consolidated statement of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the condensed consolidated statements of financial condition as of June 30, 2021 and December 31, 2020 were accounts receivable from directors, officers and their affiliates of $32 million and $283 million, respectively, and payables of $938 million and $999 million, respectively. The Company may extend credit to these related parties in connection with margin and securities loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features. Included in short-term borrowings as of June 30, 2021 and December 31, 2020 are senior notes purchased by directors, officers and their affiliates of $22 million and $16 million, respectively.

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

The carrying value of the senior notes approximate their fair value since they are short-term in nature. During the six months ended June 30, 2021, IBG LLC issued senior notes of $1,237 million and redeemed senior notes of $1,081 million, respectively. The senior notes carried a weighted average interest rate of 1%. As of June 30, 2021 and December 31, 2020, IBG LLC had senior notes outstanding of $252 million and $96 million, respectively, all of which carried a 1% per annum interest rate, and are included in short-term borrowings in the condensed consolidated statements of financial condition. All the outstanding senior notes at June 30, 2021 were redeemed by August 9, 2021. In addition, the Company issued and redeemed $192 million of senior notes during the period from July 1, 2021 through August 9, 2021. Interest expense on the senior notes for the six months ended June 30, 2021 was $1 million.

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

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 22.0% of the membership interests of IBG LLC. The remaining approximately 78.0% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder and Chairman, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of June 30, 2021.

	IBG, Inc.	Holdings	Total
Ownership %	22.0%	78.0%	100.0%
Membership interests	92,091,373	325,960,034	418,051,407

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

COVID-19 Pandemic

In March 2020, the World Health Organization recognized the outbreak of the Coronavirus Disease 2019 (“COVID-19”) caused by a novel strain of the coronavirus as a pandemic. The pandemic has affected all countries in which we operate. The response of governments and societies to the COVID-19 pandemic, which includes temporary closures of certain businesses; social distancing; travel restrictions, “shelter in place” and other governmental regulations; and reduced consumer spending due to job losses, has significantly impacted volatility in the financial, commodities and energy markets, and general economic conditions.

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

The effects of the COVID-19 pandemic on the Company’s financial results, which may have lasting effects as more investors are brought into the financial markets, can be summarized as follows: (1) higher commission revenue due to increased trading activity and a higher rate of customer accounts opened throughout 2020 and into 2021; and (2) generally lower net interest margin resulting from lower benchmark interest rates.

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

Business Environment

During the quarter ended June 30, 2021 (“current quarter”), world equities markets rose compared to the quarter ended June 30, 2020 (“prior year quarter”). Continued global interest in financial markets amid the search for higher yields in zero and negative-interest rate environments, especially by individuals newly attracted to these markets, led to active trading.

The following is a summary of the key economic drivers that affect our business and how they compared to the prior year quarter:

Global trading volumes. According to industry data, compared to the prior year quarter, average daily volumes in U.S. exchange-listed equity-based options increased by 29%, and in U.S. futures by 5%, while listed cash equities volume decreased by 14% versus a pandemic-impacted prior year quarter. While some markets experienced meaningful increases in trading activity, diminished volatility throughout the quarter and a comparison against a particularly strong, pandemic-impacted prior year quarter, affected growth rates. A growing number of investors continue to participate in the financial markets out of a desire to earn higher yields on investments, which cannot be achieved in bank accounts in a zero or negative rate environment.

These factors boosted industry and our transaction revenues, especially in stocks and options. Note that while options, futures and U.S. cash equities volumes are readily comparable measures, they reflect most but not all of the global volumes that generate our commission revenue. See “Trading Volumes and Customer Statistics” below in this Item 2 for additional details regarding our trade volumes, contract and share volumes, and customer statistics.

Volatility. U.S. market volatility, as measured by the average Chicago Board Options Exchange Volatility Index (“VIX®”), fell 48% to 18, versus 35 in the prior year quarter, as last year’s unusual COVID-19 pandemic-induced spike in market volatility moderated, but still remains elevated compared to pre-pandemic levels.

Higher volatility improves our performance because it generally correlates with customer trading activity across product types. Customer options and stock volumes were up 34% and 160%, respectively, while futures and foreign exchange dollar volumes declined 19% and 33% respectively, compared to the prior year quarter. While our customer stock volume reflected unusually strong trading in low-priced stocks, even after removing that effect the increase in share volume was 36%. Despite the current quarter’s lower average volatility than the prior year quarter, investors sought to utilize their time productively by opening brokerage accounts while at home during the COVID-19 pandemic. This trend, combined with the increasing connectedness of investors to one another and to the markets, led to an influx of new accounts and strong increases in trading volume.

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

Net interest income increased compared to the prior year quarter while the average federal funds effective rate increased marginally to 0.07% from 0.06% in the prior year quarter. While the interest we pay on customer cash balances and earn on customer margin loans is based on spreads that are compressed at low benchmark rates, rising balances have partially compensated for this reduction in net interest income. Despite little change in benchmark rates, a 94% increase in our average margin loan balances contributed to a 97% rise in margin loan interest from the prior year quarter. Average customer credit balances rose 17% over the prior year quarter, driven by a strong inflow of new accounts worldwide, sustaining a historical trend whereby growth in our customers’ cash has been consistent and over time outpaces the variable growth and contraction in margin loans.

Fueled by higher average balances and strong securities lending results, our net interest income grew 40% in the current quarter over the prior year quarter, and our overall net interest margin increased from 0.99% to 1.15%.

Currency fluctuations. As a global electronic broker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in proportion to a defined basket of 10 currencies we call the “GLOBAL” to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current quarter the value of the GLOBAL, as measured in U.S. dollars, increased 0.17% compared to its value as of March 31, 2021, which had a positive impact on our comprehensive earnings for the current quarter. A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.

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

Diluted earnings per share were $1.00 for the current quarter, compared to $0.40 for the prior year quarter. Adjusted diluted earnings per share were $0.82 for the current quarter, compared to $0.57 for the prior year quarter. The calculation of diluted earnings per share is detailed in Note 4 – “Equity and Earnings per Share” to the unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For the current quarter, net revenues were $754 million and income before income taxes was $541 million, compared to net revenues of $539 million and income before income taxes of $222 million in the prior year quarter. Adjusted net revenues were $650 million and adjusted income before income taxes was $437 million in the current quarter, compared to adjusted net revenues of $523 million and adjusted income before income taxes of $310 million in the prior year quarter.

Diluted earnings per share were $2.17 for the six months ended June 30, 2021 (“current six-month period”), compared to $1.00 for the six months ended June 30, 2020 (“prior year six-month period”). Adjusted diluted earnings per share were $1.80 for the current six-month period compared to $1.26 for the prior year six-month period

For the current six-month period, net revenues were $1,647 million and income before income taxes was $1,180 million, compared to net revenues of $1,071 million and income before income taxes of $530 million in the prior year six-month period. Adjusted net revenues were $1,446 million and adjusted income before income taxes was $979 million in the current six-month period, compared to adjusted net revenues of $1,104 million and adjusted income before income taxes of $667 million in the prior year six-month period.

The financial highlights for the current quarter were:

•Commission revenue increased $31 million, or 11%, from the prior year quarter on higher customer stock and options trading volumes within an active trading environment.

•Net interest income increased $78 million, or 40%, from the prior year quarter on higher margin loan balances and strong securities lending activity.

•Other income increased $91 million from the prior year quarter. This increase was mainly comprised of (1) $99 million related to our strategic investment in Up Fintech Holding Limited (“Tiger Brokers”), which increased to a $113 million mark-to-market gain in the current quarter from a $14 million mark-to-market gain in the prior year quarter; and (2) $13 million related to our U.S. government securities portfolio, which lost $0.2 million in the current quarter compared to a $13 million loss in the prior year quarter; partially offset by (3) $25 million related to our currency diversification strategy, which lost $9 million in the current quarter compared to a gain of $16 million in the prior year quarter.

•General and administrative decreased $97 million from the prior year quarter, primarily due to the non-recurrence of $103 million in expenses incurred to compensate certain affected customers in connection with their losses on West Texas Intermediate Crude Oil contracts in April 2020, as previously disclosed.

•Pretax profit margin was 72% for the current quarter, up from 41% in the prior year quarter. Adjusted pretax profit margin for the current quarter was 67%, up from 59% in the prior year quarter.

•Total equity at June 30, 2021 was $9.9 billion.

Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. In connection with our currency diversification strategy as of June 30, 2021, approximately 26% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy increased our comprehensive earnings by $12 million (compared to an increase of $38 million in the prior year quarter), as the U.S. dollar value of the GLOBAL increased by approximately 0.17% compared to its value as of March 31, 2021. The effects of our currency diversification strategy are reported as (1) a component of other income (loss of $9 million) in the consolidated statement of comprehensive income and (2) other comprehensive income (“OCI”) (gain of $21 million) in the consolidated statement of financial condition and the consolidated statement of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

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

•Price competition among broker-dealers may continue to intensify.

•Benchmark interest rates have fluctuated over the past years due to economic conditions. Changes in interest rates may not be predictable.

•Fiscal and/or monetary policy may change and impact the financial services business and securities markets.

•New legislation or modifications to existing regulations and rules could occur in the future. Scrutiny of payment for order flow and order routing practices by regulatory and legislative authorities has increased.

•We continue to be exposed to the risks and uncertainties of doing business in international markets, particularly in the heavily regulated brokerage industry. Such risks and uncertainties include political, economic and financial instability, and foreign policy changes. For example, tensions between the U.S. and China have escalated recently, and changes in Chinese governmental oversight of Hong Kong and in the Chinese and Hong Kong capital markets could result in adverse effects on our business and loss of assets we hold in the region.

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

TRADE VOLUMES:

(in thousands, except %)

			Brokerage
	Brokerage		Non						Avg. Trades
	Cleared	%	Cleared	%	Principal	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2018	328,099		21,880		18,663		368,642		1,478
2019	302,289	(8%)	26,346	20%	17,136	(8%)	345,771	(6%)	1,380
2020	620,405	105%	56,834	116%	27,039	58%	704,278	104%	2,795

2Q2020	153,212		13,752		7,252		174,216		2,765
2Q2021	196,659	28%	16,130	17%	7,975	10%	220,764	27%	3,504

1Q2021	273,985		24,079		8,418		306,482		5,024
2Q2021	196,659	(28%)	16,130	(33%)	7,975	(5%)	220,764	(28%)	3,504

CONTRACT AND SHARE VOLUMES:

(in thousands, except %)

TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2018	408,406		151,762		210,257,186
2019	390,739	(4%)	128,770	(15%)	176,752,967	(16%)
2020	624,035	60%	167,078	30%	338,513,068	92%

2Q2020	151,665		43,393		67,637,445
2Q2021	196,715	30%	35,061	(19%)	172,099,915	154%

1Q2021	231,797		40,868		308,934,824
2Q2021	196,715	(15%)	35,061	(14%)	172,099,915	(44%)

ALL CUSTOMERS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2018	358,852		148,485		198,909,375
2019	349,287	(3%)	126,363	(15%)	167,826,490	(16%)
2020	584,195	67%	164,555	30%	331,263,604	97%

2Q2020	140,787		42,582		65,818,295
2Q2021	189,073	34%	34,635	(19%)	171,417,373	160%

1Q2021	221,898		40,361		306,165,385
2Q2021	189,073	(15%)	34,635	(14%)	171,417,373	(44%)

_________________________

(1)Futures contract volume includes options on futures.

CLEARED CUSTOMERS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2018	313,795		146,806		194,012,882
2019	302,068	(4%)	125,225	(15%)	163,030,500	(16%)
2020	518,965	72%	163,101	30%	320,376,365	97%

2Q2020	124,010		42,259		62,937,898
2Q2021	170,902	38%	34,355	(19%)	168,601,027	168%

1Q2021	202,583		40,019		301,675,030
2Q2021	170,902	(16%)	34,355	(14%)	168,601,027	(44%)

PRINCIPAL TRANSACTIONS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2018	49,554		3,277		11,347,811
2019	41,452	(16%)	2,407	(27%)	8,926,477	(21%)
2020	39,840	(4%)	2,523	5%	7,249,464	(19%)

2Q2020	10,878		811		1,819,150
2Q2021	7,642	(30%)	426	(47%)	682,542	(62%)

1Q2021	9,899		507		2,769,439
2Q2021	7,642	(23%)	426	(16%)	682,542	(75%)

________________________

(1)Futures contract volume includes options on futures.

CUSTOMER STATISTICS:

Year over Year	2Q2021	2Q2020	% Change
Total Accounts (in thousands)	1,414	876	61%
Customer Equity (in billions) (1)	$363.5	$203.2	79%

Cleared DARTs (in thousands) (2)	2,082	1,558	34%
Total Customer DARTs (in thousands) (2)	2,304	1,746	32%

Cleared Customers
Commission per Cleared Commissionable Order (3)	$2.38	$2.81	(15%)
Cleared Avg. DART per Account (Annualized)	382	480	(20%)

Consecutive Quarters	2Q2021	1Q2021	% Change
Total Accounts (in thousands)	1,414	1,325	7%
Customer Equity (in billions) (1)	$363.5	$330.6	10%

Cleared DARTs (in thousands) (2)	2,082	2,964	(30%)
Total Customer DARTs (in thousands) (2)	2,304	3,308	(30%)

Cleared Customers
Commission per Cleared Commissionable Order (3)	$2.38	$2.31	3%
Cleared Avg. DART per Account (Annualized)	382	622	(39%)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions, except share and per share amounts)

Revenues
Commissions	$307	$276	$719	$545
Other fees and services	55	40	111	78
Other income (loss)	118	27	238	(4)
Total non-interest income	480	343	1,068	619

Interest income	307	244	697	613
Interest expense	(33)	(48)	(118)	(161)
Total net interest income	274	196	579	452
Total net revenues	754	539	1,647	1,071

Non-interest expenses
Execution, clearing and distribution fees	54	76	122	153
Employee compensation and benefits	96	82	193	162
Occupancy, depreciation and amortization	19	17	39	34
Communications	8	7	16	13
General and administrative	35	132	94	169
Customer bad debt	1	3	3	10
Total non-interest expenses	213	317	467	541
Income before income taxes	541	222	1,180	530
Income tax expense	35	15	88	33
Net income	506	207	1,092	497
Less net income attributable to noncontrolling interests	414	175	893	419
Net income available for common stockholders	$92	$32	$199	$78

Earnings per share
Basic	$1.01	$0.41	$2.19	$1.01
Diluted	$1.00	$0.40	$2.17	$1.00

Weighted average common shares outstanding
Basic	91,365,234	77,357,609	91,078,868	77,054,388
Diluted	92,199,169	78,031,462	91,984,246	77,799,963

Comprehensive income
Net income available for common stockholders	$92	$32	$199	$78
Other comprehensive income
Cumulative translation adjustment, before income taxes	5	4	(12)	(3)
Income taxes related to items of other comprehensive income	-	-	-	-
Other comprehensive loss, net of tax	5	4	(12)	(3)
Comprehensive income available for common stockholders	$97	$36	$187	$75

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$414	$175	$893	$419
Other comprehensive income - cumulative translation adjustment	16	18	(43)	(13)
Comprehensive income attributable to noncontrolling interests	$430	$193	$850	$406

Three Months Ended June 30, 2021 (“current quarter”) compared to the Three Months Ended June 30, 2020 (“prior year quarter”)

Net Revenues

Total net revenues, for the current quarter, increased $215 million, or 40%, compared to the prior year quarter, to $754 million. The increase in net revenues was due to higher commissions, other fees and services, other income, and net interest income.

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

Commissions, for the current quarter, increased $31 million, or 11%, compared to the prior year quarter, to $307 million, driven by higher customer trading volumes, particularly in stocks and options. Total customer options contracts and stock share volumes increased 34% and 160%, respectively, while futures contracts volume decreased 19% compared to the prior year quarter. Removing the effect of trading in low-priced stocks, the stock share volume rose 36%. Total DARTs for cleared and execution-only customers, for the current quarter, increased 32% to 2.3 million, compared to 1.7 million for the prior year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current quarter, increased 34% to 2.1 million, compared to 1.6 million for the prior year quarter. Average commission per commissionable order for cleared customers, for the current quarter, decreased 15% to $2.38, compared to $2.81 for the prior year quarter, reflecting smaller average order sizes in options and foreign exchange, as well as higher exchange rebates passed through to our customers.

Other Fees and Services

We earn fee income on services provided to our customers, which includes market data fees, risk exposure fees, minimum activity fees, payments for order flow from exchange-mandated programs, and other fees and services charged to customers.

Other fees and services, for the current quarter, increased $15 million, or 38%, compared to the prior year quarter, to $55 million, driven by a $6 million increase in exposure fee income, a $5 million increase in market data fee income, a $2 million increase in payments for order flow income from options exchange-mandated programs, and a $2 million increase in account activity fees; partially offset by a $1 million decrease in FDIC Insured Bank Deposit Sweep Program fee income, and a $1 million decrease in IPO-related fee income.

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

Other income, for the current quarter, increased $91 million, or 337%, compared to the prior year quarter, to $118 million. This increase was mainly comprised of $99 million related to our strategic investment in Tiger Brokers, which increased to a $113 million mark-to-market gain in the current quarter from a $14 million mark-to-market gain in the prior year quarter; and $13 million related to our U.S. government securities portfolio, which lost $0.2 million in the current quarter compared to a $13 million loss in the prior year quarter; partially offset by $25 million related to our currency diversification strategy, which lost $9 million in the current quarter compared to a gain of $16 million in the prior year quarter.

Interest Income and Interest Expense

We earn interest on margin lending to customers secured by marketable securities these customers hold with us; from our investments in U.S. and foreign government securities; from borrowing and lending securities; on deposits (in positive interest rate currencies) with banks; and on certain customers cash balances in negative rate currencies We pay interest on customer cash balances (in sufficiently positive interest rate currencies); for borrowing and lending securities; and on our borrowings.

Net interest income (interest income less interest expense), for the current quarter, increased $78 million, or 40%, compared to the prior year quarter, to $274 million. The increase in net interest income was driven by higher average margin loan balances and strong securities lending activity.

Net interest income on customer balances, for the current quarter, increased $24 million, compared to the prior year quarter, driven by a $21.5 billion increase in average margin loan balances; a slight increase in the average federal funds effective rate which rose to 0.07% from 0.06% in the prior year quarter; and an increase in customer cash balances in negative rate currencies; partially offset by a $5.8 billion decrease in average segregated cash and securities balances. Outside the U.S., notably in Europe, despite the proportionately higher growth in foreign currency cash balances, negative benchmark interest rates in some currencies have affected our ability to achieve acceptable yields on our segregated cash in this region. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current quarter.

We earn income on securities loaned and borrowed to support customer long and short stock holdings in margin accounts. In addition, our Stock Yield Enhancement Program provides an opportunity for customers with fully-paid stock to allow us to lend it out. We pay customers a rebate on the cash collateral generally equal to 50% of the income we earn from lending the shares. We place cash and/or U.S. Treasury securities, as collateral securing the loans in the customer’s account, in segregated accounts or at an affiliate acting as collateral agent for the benefit of our customer.

In the current quarter, average securities borrowed balances decreased 42%, to $2.8 billion while average securities loaned balances increased 123%, to $11.1 billion, compared to the prior year quarter. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors were looking to sell short. During the current quarter, net interest earned from securities lending transactions increased $56 million, or 70%, compared to the prior year quarter, as we were able to satisfy investor demand for more of the hard-to-borrow securities they sought to sell short. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

	Three Months Ended June 30,
	2021	2020

	(in millions)

Average interest-earning assets
Segregated cash and securities	$39,671	$45,463
Customer margin loans	44,234	22,751
Securities borrowed	2,833	4,911
Other interest-earning assets	7,411	5,157
FDIC sweeps [1]	2,749	2,990
	$96,898	$81,272

Average interest-bearing liabilities
Customer credit balances	$77,676	$66,673
Securities loaned	11,068	4,972
Other interest-bearing liabilities	296	43
	$89,040	$71,688

Net Interest income
Segregated cash and securities, net	$(2)	$39
Customer margin loans [2]	128	65
Securities borrowed and loaned, net	136	80
Customer credit balances, net [2]	8	6
Other net interest income [1,3]	7	11
Net interest income [3]	$277	$201

Net interest margin ("NIM")	1.15%	0.99%

Annualized Yields
Segregated cash and securities	-0.02%	0.34%
Customer margin loans	1.16%	1.15%
Customer credit balances	-0.04%	-0.04%

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

(3)Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s condensed consolidated statements of comprehensive income. For the three months ended June 30, 2021 and 2020, $4 million and $4 million were reported in other fees and services, respectively, and $0 million and $1 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current quarter, decreased $104 million, or 33% , compared to the prior year quarter, to $213 million, mainly due to a $97 million decrease in general and administrative expenses, and a $22 million decrease in execution, clearing and distribution fees, partially offset by a $14 million increase in employee compensation and benefits. As a percentage of total net revenues, non-interest expenses were 28% for the current quarter and 59% for the prior year quarter.

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

Execution, clearing and distribution fees, for the current quarter, decreased $22 million, or 29%, compared to the prior year quarter, to $54 million, primarily driven by a $14 million decrease in exchange fees due to higher offsetting volume-related liquidity rebates received from certain exchanges and a $6 million clearing rebate received in the current quarter. As a percentage of total net revenues, execution, clearing and distribution fees were 7% for the current quarter and 14% for the prior year quarter.

Employee Compensation and Benefits

Employee compensation and benefits include salaries, bonuses and other incentive compensation plans, group insurance, contributions to benefit programs and other related employee costs.

Employee compensation and benefits expenses, for the current quarter, increased $14 million, or 17%, compared to the prior year quarter, to $96 million, associated with a 31% increase in the average number of employees to 2,309 for the current quarter, compared to 1,759 for the prior year quarter. We continued to add staff in customer service, compliance, and software development. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 13% for the current quarter and 15% for the prior year quarter.

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

Occupancy, depreciation and amortization expenses, for the current quarter, increased $2 million, or 12%, compared to the prior year quarter, to $19 million, mainly due to higher costs related to the expansion of our physical space for both offices and data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 3% for both the current quarter and prior year quarter.

Communications

Communications expenses consist primarily of the cost of voice and data telecommunications lines supporting our business, including connectivity to exchanges and market centers around the world.

Communications expenses, for the current quarter, increased $1 million, or 14%, compared to the prior year quarter, to $8 million. As a percentage of total net revenues, communications expenses were 1% for both the current quarter and prior year quarter.

General and Administrative

General and administrative expenses consist primarily of advertising; professional services expenses, such as legal and audit work; legal and regulatory matters; and other operating expenses.

General and administrative expenses, for the current quarter, decreased $97 million, or 73%, compared to the prior year quarter, to $35 million, primarily due to the non-recurrence of $103 million in expenses incurred to compensate certain affected customers in connection with their losses on West Texas Intermediate Crude Oil contracts in April 2020. As a percentage of total net revenues, general and administrative expenses were 5% for the current quarter and 24% for the prior year quarter.

Customer Bad Debt

Customer bad debt expense consists primarily of losses incurred by customers in excess of their assets with us, net of amounts recovered by us.

Customer bad debt expense, for the current quarter, decreased $2 million, compared to the prior year quarter, to $1 million.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current quarter, increased $20 million, or 133%, compared to the prior year quarter, to $35 million, primarily due to (1) higher income tax expense attributable to our operating subsidiaries outside the United States (“U.S.”), driven by higher income before taxes; and (2) higher U.S. income tax expense driven by higher income before taxes and IBG, Inc.’s higher average ownership percentage of IBG LLC which rose from 18.6% to 21.9%.

The table below presents information about our income tax expense for the periods indicated.

	Three Months Ended June 30,
	2021	2020

	(in millions, except %)

Consolidated
Consolidated income before income taxes	$541	$222
IBG, Inc. stand-alone income before income taxes	1	-
Operating subsidiaries income before income taxes	$540	$222

Operating subsidiaries
Income before income taxes	$540	$222
Income tax expense	12	7
Net income available to members	$528	$215

IBG, Inc.
Average ownership percentage in IBG LLC	21.9%	18.6%
Net income available to IBG, Inc. from operating subsidiaries	$114	$40
IBG, Inc. stand-alone income before income taxes	1	-
Income before income taxes	115	40
Income tax expense	23	8
Net income available to common stockholders	$92	$32

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$12	$7
Income tax expense attributable to IBG, Inc.	23	8
Consolidated income tax expense	$35	$15

Operating Results

Income before income taxes, for the current quarter, increased $319 million, or 144%, to $541 million, compared to the prior year quarter. Pretax profit margin was 72% for the current quarter and 41% for the prior year quarter.

Comparing our operating results for the current quarter to the prior year quarter using non-GAAP financial measures described below, adjusted net revenues were $650 million, up 24%; adjusted income before income taxes was $437 million, up 41%; and adjusted pre-tax profit margin was 67% for the current quarter and 59% for the prior year quarter. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

Six Months Ended June 30, 2021 (“current six-month period”) compared to the Six Months Ended June 30, 2020 (“prior year six-month period”)

Net Revenues

Total net revenues, for the current six-month period, increased $576 million, or 54%, compared to the prior year six-month period, to $1,647 million. The increase in net revenues was due to higher commissions, other fees and services, other income, and net interest income.

Commissions

Commissions, for the current six-month period, increased $174 million, or 32%, compared to the prior year six-month period, to $719 million, driven by significantly higher customer trading volumes, particularly in stocks and options. Total customer options contracts and stock share volumes increased 52% and 280%, respectively, while futures contracts decreased 18% compared to the prior year six-month period. Total DARTs for cleared and execution-only customers, for the current six-month period, increased 75% to 2.8 million, compared to 1.6 million for the prior year six-month period. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current six-month period, increased 76% to 2.5 million, compared to 1.4 million for the prior year six-month period. Average commission per commissionable order for cleared customers, for the current six-month period, decreased 23% to $2.34, compared to $3.03 for the prior year six-month period, reflecting smaller average order sizes in options and foreign exchange as well as higher exchange rebates passed through to our customers.

Other Fees and Services

Other fees and services, for the current six-month period, increased $33 million, or 42%, compared to the prior year six-month period, to $111 million, driven by an $11 million increase in market data fee income, a $7 million increase in exposure fee income, a $6 million increase in IPO related fee income, a $5 million increase in payments for order flow income from options exchange-mandated programs, and a $3 million increase in account activity fee income; partially offset by a $3 million decrease in FDIC Insured Bank Deposit Sweep Program fee income.

Other Income

Other income, for the current six-month period, increased $242 million, compared to the prior year six-month period, to $238 million. This increase was mainly comprised of $206 million related to our strategic investment in Tiger Brokers, which increased to a $212 million mark-to-market gain in the current six-month period from a $6 million mark-to-market gain in the prior year six-month period and $22 million related to our currency diversification strategy, which lost $11 million in the current six-month period compared to a loss of $33 million in the prior year six-month period.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current six-month period, increased $127 million, or 28%, compared to the prior year six-month period, to $579 million. The increase in net interest income was driven by strong securities lending activity and higher average margin loan balances, tempered by a decrease in the average Federal Funds effective rate.

Net interest income on customer balances, for the current six-month period, decreased $24 million, compared to the prior year six-month period, driven by a decrease in the average federal funds effective rate to 0.07% from 0.66% in the prior year six-month period; partially offset by a $16.5 billion increase in average margin loan balances; a $15.2 billion increase in average customer credit balances, a portion of which were invested in interest-bearing U.S. government securities; and an increase in customer cash balances in negative rate currencies. Outside the U.S., notably in Europe, despite the proportionately higher growth in foreign currency cash balances, negative benchmark interest rates in some currencies have affected our ability to achieve acceptable yields on our segregated cash in this region. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current six-month period.

We earn income on securities loaned and borrowed to support customer long and short stock holdings in margin accounts. In addition, our Stock Yield Enhancement Program provides an opportunity for customers with fully-paid stock to allow us to lend it out. We pay customers a rebate on the cash collateral generally equal to 50% of the income we earn from lending the shares. We place cash and/or U.S. Treasury securities, as collateral securing the loans in the customer’s account, in segregated accounts or at an affiliate acting as collateral agent for the benefit of our customer.

In the current six-month period, average securities borrowed balances decreased 10%, to $4.0 billion while average securities loaned balances increased 129%, to $11.1 billion, compared to the prior year six-month period. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors were looking to sell short. During the current six-month period, net interest earned from securities lending transactions increased $169 million, or 119%, compared to the prior year six-month period, as we were able to satisfy investor demand for more of the hard-to-borrow securities they sought to sell short. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

	Six Months Ended June 30,
	2021	2020

	(in millions)

Average interest-earning assets
Segregated cash and securities	$43,199	$38,978
Customer margin loans	42,099	25,614
Securities borrowed	3,971	4,420
Other interest-earning assets	6,414	5,501
FDIC sweeps [1]	2,783	2,745
	$98,465	$77,258

Average interest-bearing liabilities
Customer credit balances	$77,782	$62,564
Securities loaned	11,093	4,852
Other interest-bearing liabilities	217	375
	$89,091	$67,791

Net Interest income
Segregated cash and securities, net	$0	$145
Customer margin loans [2]	245	204
Securities borrowed and loaned, net	311	142
Customer credit balances, net [2]	17	(63)
Other net interest income [1,3]	16	37
Net interest income [3]	$589	$465

Net interest margin ("NIM")	1.21%	1.21%

Annualized Yields
Segregated cash and securities	0.00%	0.75%
Customer margin loans	1.17%	1.60%
Customer credit balances	-0.04%	0.20%

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

(3)Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s condensed consolidated statements of comprehensive income. For the six months ended June 30, 2021 and 2020, $12 million and $8 million were reported in other fees and services, respectively, and -$1 million and $5 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current six-month period, decreased $74 million, or 14%, compared to the prior year six-month period, to $467 million, mainly due to a $75 million decrease in general and administrative expenses and a $31 million decrease in execution, clearing and distribution fees, partially offset by a $31 million increase in employee compensation and benefits. As a percentage of total net revenues, non-interest expenses were 28% for the current six-month period and 51% for the prior year six-month period.

Execution, Clearing and Distribution Fees

Execution, clearing and distribution fees, for the current six-month period, decreased $31 million, or 20%, compared to the prior year six-month period, to $122 million, primarily driven by a $46 million decrease in exchange fees due to higher offsetting volume-related liquidity rebates received from certain exchanges, partially offset by a $9 million increase in market data fees and a $5 million increase in regulatory transaction fees. As a percentage of total net revenues, execution, clearing and distribution fees were 7% for the current six-month period and 14% for the prior year six-month period.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current six-month period, increased $31 million, or 19%, compared to the prior year six-month period, to $193 million, associated with a 29% increase in the average number of employees to 2,217 for the current six-month period, compared to 1,720 for the prior year six-month period. We continued to add staff in customer service, compliance, and software development. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 12% for the current six-month period and 15% for the prior year six-month period.

Occupancy, Depreciation and Amortization

Occupancy, depreciation and amortization expenses, for the current six-month period, increased $5 million, or 15%, compared to the prior year six-month period, to $39 million, mainly due to higher costs related to the expansion of our physical space for both offices and data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 2% for the current six-month period and 3% for the prior year six-month period.

Communications

Communications expenses, for the current six-month period, increased $3 million, or 23%, compared to the prior year six-month period, to $16 million. As a percentage of total net revenues, communications expenses were 1% for both the current six-month period and prior year six-month period.

General and Administrative

General and administrative expenses, for the current six-month period, decreased $75 million, or 44%, compared to the prior year six-month period, to $94 million, primarily due to the non-recurrence of $103 million in expenses incurred to compensate certain affected customers in connection with their losses on West Texas Intermediate Crude Oil contracts in April 2020; partially offset by $19 million in additional costs for Brexit-related regulatory onboarding to bring our new brokerage operations on line in Europe and a $9 million increase in advertising expenses. As a percentage of total net revenues, general and administrative expenses were 6% for the current six-month period and 16% for the prior year six-month period.

Customer Bad Debt

Customer bad debt expense, for the current six-month period, decreased $7 million, compared to the prior year six-month period, to $3 million.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current six-month period, increased $55 million, or 167%, compared to the prior year six-month period, to $88 million, primarily due to (1) higher income tax expense attributable to our operating subsidiaries outside the U.S., driven by higher income before taxes and an additional $6 million expense related to the consolidation of European operations in the aftermath of Brexit; and (2) higher U.S. income tax expense driven by higher income before taxes and IBG, Inc.’s higher average ownership percentage of IBG LLC which rose from 18.6% to 21.9%.

The table below presents information about our income tax expense for the periods indicated.

	Six Months Ended June 30,
	2021	2020

	(in millions, except %)

Consolidated
Consolidated income before income taxes	$1,180	$530
IBG, Inc. stand-alone income before income taxes	1	-
Operating subsidiaries income before income taxes	$1,179	$530

Operating subsidiaries
Income before income taxes	$1,179	$530
Income tax expense	38	16
Net income available to members	$1,141	$514

IBG, Inc.
Average ownership percentage in IBG LLC	21.9%	18.6%
Net income available to IBG, Inc. from operating subsidiaries	$248	$95
IBG, Inc. stand-alone income before income taxes	1	-
Income before income taxes	249	95
Income tax expense	50	17
Net income available to common stockholders	$199	$78

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$38	$16
Income tax expense attributable to IBG, Inc.	50	17
Consolidated income tax expense	$88	$33

Operating Results

Income before income taxes, for the current six-month period, increased $650 million, or 123%, to $1,180 million, compared to the prior year six-month period. Pretax profit margin was 72% for the current six-month period and 49% for the prior year six-month period.

Comparing our operating results for the current six-month period to the prior year six-month period, using non-GAAP financial measures described below, adjusted net revenues were $1,446 million, up 31%; adjusted income before income taxes was $979 million, up 47%; and adjusted pre-tax profit margin was 68% for the current six-month period and 60% for the prior year six-month period. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

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

•We define adjusted income before income taxes as income before income taxes adjusted to remove the effect of our currency diversification strategy, net mark-to-market gains (losses) on investments, customer compensation expenses, and unusual bad debt expense.

•We define adjusted net income available to common stockholders as net income available for common stockholders adjusted to remove the after-tax effects attributable to IBG, Inc. of our currency diversification strategy, net mark-to-market gains (losses) on investments, customer compensation expenses, and unusual bad debt expense.

Mark-to-market on investments represents the net mark-to-market gains (losses) on our U.S. government securities portfolio, which are typically held to maturity, investments in equity securities that do not qualify for equity method accounting which are measured at fair value, and equity securities taken over by the Company from customers related to losses on margin loans described below.

Customer compensation expenses were incurred to compensate certain affected customers in connection with their losses on West Texas Intermediate Crude Oil contracts in April 20, 2020, as previously disclosed.

Unusual bad debt expense includes material losses on margin loans resulting from unusual events that occur in the marketplace. For the three and six months ended June 30, 2020, unusual bad debt expense reflects losses incurred by customers in excess of the equity in their accounts related to the West Texas Intermediate Crude Oil event, as previously disclosed.

The effect of our currency diversification strategy, net mark-to-market gains (losses) on investments, customer compensation expenses, and unusual bad debt expense are excluded because management does not believe they are indicative of our underlying core business performance.

These non-GAAP financial measures should be considered in addition to, rather than as a substitute for, measures of financial performance prepared in accordance with GAAP(1).

__________________________

(1) Refers to generally accepted accounting principles in the United States.

The tables below present a reconciliation of consolidated GAAP to non-GAAP financial measures for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)

Adjusted net revenues
Net revenues - GAAP	$754	$539	$1,647	$1,071
Non-GAAP adjustments
Currency diversification strategy, net	9	(16)	11	33
Mark-to-market on investments	(113)	-	(212)	-
Total non-GAAP adjustments	(104)	(16)	(201)	33
Adjusted net revenues	$650	$523	$1,446	$1,104

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)

Adjusted income before income taxes
Income before income taxes - GAAP	$541	$222	$1,180	$530
Non-GAAP adjustments
Currency diversification strategy, net	9	(16)	11	33
Mark-to-market on investments	(113)	-	(212)	-
Customer compensation expense	-	103	-	103
Bad debt expense	-	1	-	1
Total non-GAAP adjustments	(104)	88	(201)	137
Adjusted income before income taxes	$437	$310	$979	$667

Adjusted pre-tax profit margin	67%	59%	68%	60%

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)

Adjusted net income available for common stockholders
Net income available for common stockholders - GAAP	$92	$32	$199	$78
Non-GAAP adjustments
Currency diversification strategy, net	2	(3)	2	6
Mark-to-market on investments	(25)	(0)	(46)	0
Customer compensation expense	-	19	-	19
Bad debt expense	-	0	-	0
Income tax effect of above adjustments[1]	6	(4)	10	(5)
Total non-GAAP adjustments	(17)	12	(34)	20
Adjusted net income available for common stockholders	$75	$44	$165	$98

Note: Amounts may not add due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in dollars, except share amounts)

Adjusted diluted EPS
Diluted EPS - GAAP	$1.00	$0.40	$2.17	$1.00
Non-GAAP adjustments
Currency diversification strategy, net	0.02	(0.04)	0.03	0.08
Mark-to-market on investments	(0.27)	0.00	(0.50)	0.00
Customer compensation expense	0.00	0.25	0.00	0.24
Bad debt expense	0.00	0.00	0.00	0.00
Income tax effect of above adjustments[1]	0.06	(0.05)	0.11	(0.07)
Total non-GAAP adjustments	(0.19)	0.16	(0.37)	0.26
Adjusted diluted EPS	$0.82	$0.57	$1.80	$1.26

Diluted weighted average common shares outstanding	92,199,169	78,031,462	91,984,246	77,799,963

Note: Amounts may not add due to rounding.

______________________________

(1)The income tax effect is estimated using the corporate income tax rates applicable to the Company.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of investments of customer funds, collateralized receivables arising from customer-related and proprietary securities transactions, and exchange-listed marketable securities, which are marked-to-market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed and securities purchased under agreements to resell. As of June 30, 2021, total assets were $104.3 billion of which approximately $103.2 billion, or 98.9%, were considered liquid.

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

As of June 30, 2021, liability balances in connection with short-term borrowings, securities loaned, and payable to customers were higher than their average monthly balances during the current quarter.

Cash and cash equivalents held by our non-U.S. operating subsidiaries as of June 30, 2021 were $972 million ($1,560 million as of December 31, 2020). These funds are primarily intended to finance each individual operating subsidiary’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. As of June 30, 2021, we had no intention to repatriate any amounts from non-U.S. operating subsidiaries. With the enactment of the U.S. Tax Cuts and Jobs Act on December 22, 2017, we recognized a liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries for the year ended December 31, 2017. As a result, in the event dividends were to be paid to the Company in the future by a non-U.S. operating subsidiaries, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 20% to $9.9 billion as of June 30, 2021 from $8.3 billion as of June 30, 2020. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The table below presents our cash flows from operating activities, investing activities and financing activities for the periods indicated.

	Six Months Ended June 30,
	2021	2020

	(in millions)
Net cash provided by operating activities	$5,058	$3,646
Net cash used in investing activities	(38)	(23)
Net cash used in financing activities	157	(90)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(55)	(16)
Increase in cash, cash equivalents, and restricted cash	$5,122	$3,517

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

Six months Ended June 30, 2021: Our cash, cash equivalents, and restricted cash (i.e., cash and cash equivalents that are subject to withdrawal or usage restrictions) increased by $5,122 million to $25.3 billion for the six months ended June 30, 2021. We raised $5,058 million in net cash from operating activities mainly driven by customer credit balances which increased by $5.6 billion; investments in securities segregated for regulatory purposes which decreased $12.2 billion; partially offset by customer margin loans which increased by $10.6 billion. We used net cash of $119 million in our investing and financing activities, primarily for distributions to noncontrolling interests, dividends paid to our common stockholders, and issuances and redemptions of short-term senior notes. Investing activities mainly consisted of purchases of property, equipment and intangible assets.

Six months Ended June 30, 2020: For a discussion of changes in cash flows for the six months ended June 30, 2020 refer to our Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020.

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

During the six months ended June 30, 2021 IBG LLC issued senior notes of $1,237 million and redeemed senior notes of $1,081 million, respectively. The senior notes carried a weighted average interest rate of 1%. As of June 30, 2021, IBG LLC had $252 million of senior notes outstanding, all of which carry a 1% per annum interest rate, and are included in short-term borrowings in the condensed consolidated statements of financial condition.

Regulatory Capital Requirements

As of June 30, 2021, all operating subsidiaries were in compliance with their respective regulatory capital requirements. For additional information regarding our regulatory capital requirements see Note 15 – ‘‘Regulatory Requirements’’ to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were approximately $38 million and $22 million for the six months ended June 30, 2021 and 2020, respectively. In the future, we plan to meet capital expenditure needs with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

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

As of June 30, 2021, other than the transaction disclosed above there were no other definitive agreements with respect to any material acquisition.

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

Accounting Pronouncements Issued But Not Yet Adopted

For additional information regarding FASB Accounting Standards Updates (“ASU”s) that have been issued but not yet adopted and that may impact the Company, refer to Note 2 – “Significant Accounting Policies” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on form 10-Q. As of June 30, 2021, there were no accounting pronouncements issued but not adopted that were relevant to the Company.

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

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL increased 1.23%, as of June 30, 2021 compared to June 30, 2020. As of June 30, 2021, approximately 26% of our equity was denominated in currencies other than the U.S. dollar.

The table below presents a comparison of the U.S. dollar equivalent of the GLOBAL for the periods indicated.

		As of 6/30/2020					As of 6/30/2021
			GLOBAL in	% of	Net Equity	New		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.68	1.0000	0.680	70.7%	$5,834	0.72	1.0000	0.720	73.9%	$7,339	3.2%
EUR	0.09	1.1233	0.101	10.5%	867	0.09	1.1857	0.107	11.0%	1,088	0.4%
JPY	4.41	0.0093	0.041	4.2%	351	3.91	0.0090	0.035	3.6%	359	-0.6%
GBP	0.02	1.2401	0.025	2.6%	213	0.02	1.3833	0.028	2.8%	282	0.3%
CHF	0.02	1.0557	0.021	2.2%	181	0.02	1.0811	0.022	2.2%	220	0.0%
CNH	0.10	0.1414	0.014	1.5%	121	0.13	0.1546	0.020	2.1%	205	0.6%
INR	1.10	0.0132	0.015	1.5%	125	1.10	0.0134	0.015	1.5%	151	0.0%
CAD	0.02	0.7366	0.015	1.5%	126	0.02	0.8066	0.012	1.2%	123	-0.3%
AUD	0.02	0.6903	0.014	1.4%	119	0.02	0.7499	0.011	1.2%	115	-0.3%
HKD	0.14	0.1290	0.018	1.9%	155	0.04	0.1288	0.005	0.5%	46	-1.4%
MXN	0.17	0.0435	0.007	0.8%	63	-	-	-	0.0%	-	-0.8%
SEK	0.05	0.1073	0.005	0.6%	46	-	-	-	0.0%	-	-0.6%
NOK	0.03	0.1039	0.003	0.3%	27	-	-	-	0.0%	-	-0.3%
DKK	0.02	0.1507	0.003	0.3%	26	-	-	-	0.0%	-	-0.3%
			0.962	100.0%	$8,254			0.974	100.0%	$9,928	0.0%

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

Interest Rate Risk

We had no variable-rate debt outstanding as of June 30, 2021.

We pay our customers interest based on benchmark overnight interest rates in various currencies, when interest rates are above a benchmark rate plus a small spread, on cash balances above $10 thousand (or equivalent) in securities accounts holding more than $100 thousand and at lower, tiered rates for accounts holding less than $100 thousand (or equivalent) net asset value. In currencies with negative rates, we pass through the cost of holding certain cash balances to our customers; therefore, we charge our customers interest on these cash balances. Our margin balances are priced to a benchmark rate plus a spread, with a minimum charge of 0.75% in U.S. dollars. At negative or near-zero benchmark rates, our interest sensitivity to rate increases is limited since a new, higher benchmark rate plus a spread, may still be below the minimum charge. In a normal rate environment, we typically invest a portion of these funds in U.S. government securities with maturities of up to two years. If interest rates were to increase rapidly and substantially, our net interest income would not increase proportionally with the interest rates for the portion of the funds invested in the U.S. government securities with fixed yields. In addition, the mark-to-market changes in the value of these fixed rate securities will be reflected in other income, instead of net interest income. Based on customer balances and investments outstanding as of June 30, 2021, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $99 million over the first year and $102 million on an annualized basis, assuming the full effect of reinvestment at higher rates. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Based on customer balances and investments outstanding as of June 30, 2021, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $32 million over the first year and $32 million on an annualized basis, assuming the full effect of reinvestment at lower rates.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of June 30, 2021, we had $50.0 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on March 1, 2021 except as updated in Note 13 - “Commitments, Contingencies, and Guarantees” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in under Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 1, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of the stock repurchase activity for the Company’s second quarter is as follows:

				Total Number	Maximum
				of Shares	Number of Shares that
		Total Number of	Average	Purchased as Part of	May yet be Purchased
		Shares	Price Paid	Publicly Announced	Under the
Period		Purchased	per Share	Plans or Programs	Plans or Programs

May 1 - May 31	Employee Transactions (1)	395,011	69.60	N/A	N/A

________________________

(1)All shares were repurchased from employees who elected to have shares withheld to satisfy their tax withholding obligations related to the May 9, 2021 vesting of the amended 2007 Stock Incentive Plan. The Company facilitated the sale of these shares in open market transactions. See Note 10 to the condensed consolidated financial statements in Item 1, Part 1 of this Quarterly Report on Form 10-Q for more information regarding this plan.

The Plan provides employees with two options to pay for their withholding tax obligations, which become due when restricted stock units vest: either (1) reimburse the Company via cash payment, or (2) elect to have IBG LLC withhold a portion of the vesting shares. In the case of employees who elect to have the IBG LLC withhold shares to cover their tax obligations, those shares are transferred to IBG LLC, which in turn, sells those shares in open market transactions to recover the amount paid to the tax authorities on the employees’ behalf. As of June 30, 2021 the Company has sold 395,011 shares of its Class A common stock (with a fair value of $27 million) in open market transactions. The proceeds were used to reimburse the Company for withholding taxes paid by the Company on the employees’ behalf.

On October 13, 2015, the Company filed a Post-Effective Amendment to multiple Registration Statements filed under the Securities Act of 1933, as amended on Form S-8 that registered shares of the Company’s Class A common stock, $0.01 par value, for issuance under the Company’s amended 2007 Stock Incentive Plan (the “Plan”). As per General Instruction C of Form S-8, the sale of the shares described above constitutes a resale or reoffer of the Company’s Class A common stock. The Post-Effective Amendment, contains a reoffer prospectus that registers 6,400,000 shares of the Company’s Class A common stock. The reoffer prospectus allows for future sales by IBG LLC, on a continuous or delayed basis, to the public without restriction.

On July 27, 2020, the Company filed a Prospectus Supplement on Form 424B (File Number 333-240121) with the SEC to register up to 990,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform, increase assets held with the Company’s brokerage subsidiaries and enhance customer loyalty. During the six months ended June 30, 2021, the Company issued 100,000 shares to IBG LLC for distribution to eligible customers of certain of its subsidiaries.

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

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, are the following materials formatted in iXBRL (Inline eXtensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Condensed Consolidated Financial Statements tagged in detail levels 1-4.

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

Date: August 9, 2021